Form 10-Q
period 1994-01-31
DONALDSON CO INC
filed 1994-03-16
CIK 29644

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q



Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended January 31, 1994

Commission File Number 1-7891

                             DONALDSON COMPANY, INC.
            (Exact name of registrant as specified in its charter)

            Delaware                                41-0222640
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)           Identification Number)

                         1400 West 94th Street
                     Minneapolis, Minnesota  55431
                 (Address of principal executive offices)
                               (Zip Code)

Registrant's telephone number, including area code (612) 887-3131





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                                        Yes      X        No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $5 Par Value -- 13,529,176 shares as of February 28, 1994



                     PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements.
              CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS
                DONALDSON COMPANY, INC. AND SUBSIDIARIES
                (Thousands of Dollars Except Per Share Amounts)
                               (Unaudited)

                                  Three Months Ended       Six Months Ended
                                      January 31              January 31

                                   1994        1993         1994        1993

Net Sales                      $135,577    $125,047     $278,095    $250,725
Cost of Sales                    97,673      91,515      199,655     180,993
Gross Margin                     37,904      33,532       78,440      69,732
Operating Expenses               28,155      25,896       55,836      51,139
Other (Income)                     (844)     (1,283)        (770)     (1,136)
Interest Expense                    788         806        1,471       1,592
Earnings Before Income Taxes      9,805       8,113       21,903      18,137
Income Taxes                      3,567       2,891        8,104       6,620
Earnings Before Cumulative Effect
  of Accounting Change            6,238       5,222       13,799      11,517
Cumulative Effect of Accounting
  Change                              -           -        2,206           -
Net Earnings                   $  6,238    $  5,222     $ 16,005    $ 11,517

Average Shares and
 Equivalents Outstanding
 During Period               27,370,880  28,005,670   27,377,772  27,961,156

Earnings Per Share Before Cumulative
  Effect of Accounting Change  $    .23    $    .19     $    .50   $     .41
Cumulative Effect of Accounting
  Change                              -           -          .08           -

Net Earnings per Share         $    .23    $    .19     $    .58   $     .41

Dividends Paid Per Share       $    .06    $    .05     $    .12   $     .10


See Notes to Condensed Consolidated Financial Statements.

          CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                   DONALDSON COMPANY, INC. AND SUBSIDIARIES
                              (Thousands of Dollars)
                                  (Unaudited)
                                               January 31,    July 31,
                                                  1994          1993

ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                      $ 31,677    $ 32,110
  Accounts Receivable, Net                        103,953     103,320
  Inventories
    Materials                                      22,741      23,248
    Work in Process                                 7,449       7,615
    Finished Products                              17,669      18,062
     Total Inventories                             47,859      48,925
  Other                                            10,193      11,659
     TOTAL CURRENT ASSETS                         193,682     196,014

Property, Plant and Equipment, at Cost            239,098     233,847
Less Accumulated Depreciation                     147,059     143,332
    Property, Plant and Equipment, Net             92,039      90,515
Other Assets                                       14,795      13,688

     TOTAL ASSETS                                $300,516    $300,217

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-Term Debt                                $  7,511    $  4,238
  Current Maturities of Long-Term Debt              2,798       3,357
  Trade Accounts Payable                           34,156      38,235
  Accrued Employee Compensation & Related Taxes    15,165      16,799
  Other Current Liabilities                        30,206      31,037
     TOTAL CURRENT LIABILITIES                     89,836      93,666
Long-Term Debt                                     18,585      18,920
Deferred Income Taxes                                 404       2,060
Other Long-Term Liabilities                        11,810      11,563
SHAREHOLDERS' EQUITY
  Preferred Stock, $1 par value,
    1,000,000 shares authorized, no shares issued       -           -
  Common Stock, $5 par value, 40,000,000 shares
    authorized, 27,041,086 and 13,927,274 issued
    on January 31, 1994 and July 31, 1993         135,205      69,636
  Capital Surplus                                       -       1,284
  Retained Earnings                                50,952     117,293
  Cumulative Translation Adjustment                 3,699       5,646
  Treasury Stock - 286,205 shares in 1993
    at cost                                             -      (9,876)
  Receivable from ESOP                             (9,975)     (9,975)
     TOTAL SHAREHOLDERS' EQUITY                   179,881     174,008

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $300,516    $300,217

See Notes to Condensed Consolidated Financial Statements.




              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  DONALDSON COMPANY, INC. AND SUBSIDIARIES

                              (Thousands of Dollars)
                                   (Unaudited)


                                                  Six Months Ended
                                                     January 31
                                                  1994         1993

OPERATING ACTIVITIES
 Net Earnings                                 $ 16,005     $ 11,517
 Adjustments to Reconcile Net Earnings to
    Net Cash Provided by Operating Activities:
  Depreciation and Amortization                  7,761        7,385
  Cumulative Effect of Accounting Change        (2,206)           -
  Changes in Operating Assets and Liabilities   (5,206)       1,718
  Other                                         (2,973)      (1,653)
                                                13,381       18,967
INVESTING ACTIVITIES
 Net Expenditures on PP&E                       (9,256)      (7,215)
 Business Acquisitions, Net of Cash Acquired         -       (7,618)
 Business Held for Sale                              -       (2,782)
 Dividends from Affiliate                        2,050        3,000
                                                (7,206)     (14,615)

FINANCING ACTIVITIES
 Debt Increase (Decrease)                        2,633       (4,512)
 Dividends Paid                                 (2,989)      (2,768)
 Purchase of Treasury Stock                     (5,600)         (28)
 Stock Options                                     403       (3,264)
                                                (5,553)     (10,572)

Effect of Exchange Rate Changes on Cash         (1,055)         235

DECREASE IN CASH AND CASH EQUIVALENTS             (433)      (5,985)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR   32,110       31,096


CASH AND CASH EQUIVALENTS - END OF PERIOD     $ 31,677     $ 25,111



See Notes to Condensed Consolidated Financial Statements.


Note A - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Note B - Change in Method of Accounting for Income Taxes

     Effective August 1, 1993, the Company changed its method of accounting for income taxes to comply with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (FAS 109). The new Statement requires a liability approach for computing income taxes. As permitted under the new Statement, prior years' financial statements have not been restated. The cumulative effect of adopting FAS 109 was to increase net earnings by $2.2 million (8 cents per share).
     Significant components of deferred tax assets and liabilities at August 1, 1993 were as follows: (Thousands of Dollars)

Deferred Tax Assets:

  Compensation and Retirement Plans          $ 5,071
  Accrued Expenses                             3,730
  Tax Loss and Tax Credit Carryforwards          855
  Other                                        2,704
          Gross Deferred Tax Assets           12,360

Deferred Tax Liabilities:

  Depreciation and Amortization               (4,261)
  Other                                       (3,396)
          Gross Deferred Tax Liabilities      (7,657)

Net Deferred Tax Assets                      $ 4,703

Note C - A two-for-one stock split effected in the form of a 100 percent stock dividend was declared by the Board of Directors on January 21, 1994 to shareholders of record on March 16, 1994. This split will result in the issuance of additional shares of Common Stock and the reissuance of shares of Common Stock held in treasury. All per share and certain share amounts have been adjusted to reflect the stock split.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

A.   Financial Condition

     Cash flow in the second quarter was a negative $0.1 million.
Net earnings, adjusted for the cumulative effect of the accounting change, plus depreciation, fully funded the Company's capital expenditures, dividends and stock repurchases in the quarter.

     Working capital, excluding cash, increased $2.2 million in the quarter. The increase was primarily related to a decrease in income taxes payable. Accounts receivable and inventories were basically unchanged during the period.

     Capital expenditures of $5.1 million in the quarter and $9.3 million year-to-date are within the Company's 1994 capital expenditure budget of $20.0 million.

     In the second quarter, the Company repurchased 93,200 pre-split shares at a cost of $3.8 million, or $41.20 per share. The
Company currently has Board authorization to repurchase an additional 818,200 shares (on a pre-split basis).

     At the end of the second quarter, the Company had $31.7 million of cash and cash equivalents, $28.9 million of total debt, and a capitalization ratio of 13.8 percent, up from 12.7 percent as of the end of the first quarter. Debt increased in Europe in the second quarter as the Company's Belgian Coordination Center borrowed to factor additional European receivables.

     The Company believes that operational cash flows should continue to adequately fund long-term capital needs, but external funds will be used as necessary.

B.   Results of Operations

     Second quarter sales of $135.6 million were up 8 percent from prior year sales of $125.0 million. Net earnings of $6.2 million were up 19 percent from prior year net earnings of $5.2 million. Earnings per share, restated for the two-for-one stock split declared on January 21st, of 23 cents were up 21 percent from 19 cents per share the prior year.

     For the six-month period, sales of $278.1 million were up 11 percent from prior year sales of $250.7 million. Before the cumulative effect of the accounting change, earnings of $13.8 million were up 20 percent from prior year earnings of $11.5 million. Restated for the stock split, earnings per share of 50 cents were up 22 percent compared to 41 cents per share the prior year.

     In the first quarter, the Company adopted Financial
Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes," which increased earnings by $2.2 million, or 8 cents per share. As a result, net earnings for the six-month period were $16.0 million, or 58 cents per share.

      Worldwide sales by market for the second quarter were as follows:




($Millions)            1994    1993   % Change

OEM                   $ 63.7  $ 56.0     13.8%

Aftermarket             19.8    17.3     14.5

Defense                  3.7     5.1    (27.5)

Exhaust Filtration       2.0     2.7    (25.9)


 Engine Products      $ 89.2  $ 81.1     10.0%


Dust Collection       $ 21.0  $ 21.0       - %

Gas Turbine Filtration  14.4    13.5      6.7

High Purity Products    11.0     9.4     17.0

 Industrial Products  $ 46.4  $ 43.9      5.7%

Net Sales             $135.6  $125.0      8.5%

     In Engine Products, domestic OEM and aftermarket sales were up 21 percent and 19 percent, respectively. As expected, defense sales are down from the prior year, but both sales and backlogs have plateaued at current levels. The Company completed the final shipments of diesel particulate traps in the second quarter.

     In Industrial Products, domestic dust collection sales were up 9 percent while overseas sales declined 22 percent due to the continued economic weakness in Germany and Japan. Gas turbine systems overseas sales were up 33 percent in the quarter. Domestic high purity products sales were up 30 percent due to increased VOC abator sales and the additional revenues from ENV Services, Inc., the service company acquired at the end of the second quarter of last year.

     Second quarter gross margins of 28.0 percent were up from last year's margins of 26.8 percent as margins improved for all of the Company's businesses.

     Operating expenses as a percent of sales in the quarter increased year-over-year from 20.7 percent to 20.8 percent. This year's results, however, included the recognition of warranty reserves for the diesel particulate trap in excess of those recorded last year. Excluding those additional reserves, operating expenses would have been 20.1 percent of sales in the second quarter.

     Other income and interest expense were basically unchanged from the prior year. The Company's effective income tax rate increased from 35.6 percent last year to 36.4 percent this year, which reflects the 1.0 percent increase in the U.S. statutory income tax rate.

     Though still facing difficult operating conditions, Brazil's operating losses in the second quarter were less than the prior year and should continue to improve on a comparable basis in the second half of the year.

     Total backlogs of $145.3 million were up 14 percent from the same period last year and 5 percent from the end of the first quarter. Hard order backlogs -- goods scheduled for delivery in 90 days -- of $95.8 million were up 14 percent from last year and 10 percent from the end of the first quarter.



                        PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of Shareholders of Registrant was held on November 19, 1993. A total of 13,595,798 shares were outstanding and entitled to vote at the meeting.

     (b)  Not Applicable.

     (c) Of the total outstanding, 1,591,651 shares were general abstentions and broker nonvotes resulting in a shareholder vote as follows:

          (i)  Election of Directors:

               Name of Nominee               Vote Tabulation
                                           For         Withheld
               A. Gary Ames             11,561,859      442,288
               S. Walter Richey         11,722,553      281,594
               Preston Townley          11,705,191      298,956

          (ii) Ratified selection of Ernst & Young as
               Registrant's independent public auditors for the fiscal year ending July 31, 1994 with the following vote: For - 11,925,848; Against -
               41,034; Abstaining - 37,265.

     (d)  Not Applicable.


Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibit Index

        None

    (b) Reports on Form 8-K.

        No reports on Form 8-K were filed during the quarter ended January 31, 1994.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DONALDSON COMPANY, INC.
                                        (Registrant)




Date  3/14/94                      By /s/Thomas A. Windfeldt
                                      Thomas A. Windfeldt
                                      Vice President -
                                      Corporate Controller
                                      (Chief Accounting Officer)


Date  3/14/94                      By /s/Raymond F. Vodovnik
                                      Raymond F. Vodovnik
                                      Vice President-Law and Secretary