Form 10-Q
period 1994-04-30
DONALDSON CO INC
filed 1994-06-10
CIK 29644

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

                               FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended April 30, 1994

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

     Common Stock, $5 Par Value -- 26,566,607 shares as of May 31, 1994


                          PART I.  FINANCIAL INFORMATION


          Item 1.  Financial Statements.

                   CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS

                     DONALDSON COMPANY, INC. AND SUBSIDIARIES
                   (Thousands of Dollars Except Per Share Amounts)
                                    (Unaudited)

                                       Three Months Ended       Nine Months Ended
                                             April 30                April 30

                                        1994        1993         1994        1993


     Net Sales                      $153,930    $133,411     $432,025    $384,136
     Cost of Sales                   111,793      95,949      311,448     276,942

     Gross Margin                     42,137      37,462      120,577     107,194
     Operating Expenses               26,764      25,800       82,600      76,939

     Other (Income)                     (599)       (893)      (1,369)     (2,029)
     Interest Expense                    738         596        2,209       2,188

     Earnings Before Income Taxes     15,234      11,959       37,137      30,096
     Income Taxes                      5,525       4,275       13,629      10,895

     Earnings Before Cumulative Effect
       of Accounting Change            9,709       7,684       23,508      19,201
     Cumulative Effect of Accounting
       Change                              -           -        2,206           -
     Net Earnings                   $  9,709    $  7,684     $ 25,714    $ 19,201

     Average Shares and
      Equivalents Outstanding
      During Period               27,347,817  27,874,526   27,409,417  27,930,110


     Earnings Per Share Before Cumulative
       Effect of Accounting Change  $    .36    $    .28     $    .86    $    .69
     Cumulative Effect of Accounting
       Change                              -           -          .08           -
     Net Earnings per Share         $    .36    $    .28     $    .94    $    .69

     Dividends Paid Per Share       $    .07    $    .05     $    .18    $    .15


        See Notes to Condensed Consolidated Financial Statements.


               CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                        DONALDSON COMPANY, INC. AND SUBSIDIARIES
                                 (Thousands of Dollars)
                                       (Unaudited)
                                                     April 30,     July 31,
                                                       1994          1993

     ASSETS
     CURRENT ASSETS
       Cash and Cash Equivalents                      $ 32,758    $ 32,110
       Accounts Receivable, Net                        112,865     103,320
       Inventories
         Materials                                      26,194      23,248
         Work in Process                                 8,580       7,615
         Finished Products                              20,351      18,062
          Total Inventories                             55,125      48,925

       Other                                             9,907      11,659
          TOTAL CURRENT ASSETS                         210,655     196,014

     Property, Plant and Equipment, at Cost            247,796     233,847
     Less Accumulated Depreciation                     153,346     143,332
         Property, Plant and Equipment, Net             94,450      90,515
     Other Assets                                       15,365      13,688

          TOTAL ASSETS                                $320,470    $300,217

     LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES
       Short-Term Debt                                $  9,367    $  4,238
       Current Maturities of Long-Term Debt              2,739       3,357
       Trade Accounts Payable                           42,001      38,235
       Accrued Employee Compensation & Related Taxes    17,561      16,799
       Other Current Liabilities                        30,830      31,037
          TOTAL CURRENT LIABILITIES                    102,498      93,666
     Long-Term Debt                                     18,529      18,920
     Deferred Income Taxes                               1,561       2,060
     Other Long-Term Liabilities                        12,013      11,563

     SHAREHOLDERS' EQUITY
       Preferred Stock, $1 par value,
         1,000,000 shares authorized, no shares issued       -           -
       Common Stock, $5 par value, 40,000,000 shares
         authorized, 27,061,436 and 13,927,274 issued
         on April 30, 1994 and July 31, 1993           135,307      69,636
       Capital Surplus                                       -       1,284
       Retained Earnings                                58,640     117,293
       Cumulative Translation Adjustment                 6,291       5,646
       Treasury Stock - 191,200 and 286,205 shares
         in 1994 and 1993 at cost                       (4,394)     (9,876)
       Receivable from ESOP                             (9,975)     (9,975)
          TOTAL SHAREHOLDERS' EQUITY                   185,869     174,008

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $320,470    $300,217

     See Notes to Condensed Consolidated Financial Statements.


                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       DONALDSON COMPANY, INC. AND SUBSIDIARIES

                                 (Thousands of Dollars)
                                      (Unaudited)


                                                       Nine Months Ended
                                                           April 30
                                                       1994         1993

     OPERATING ACTIVITIES

      Net Earnings                                 $ 25,714     $ 19,201
      Adjustments to Reconcile Net Earnings to
         Net Cash Provided by Operating Activities:
       Depreciation and Amortization                 11,612       11,379
       Brazilian Asset Write Down                     2,200            -
       Cumulative Effect of Accounting Change        (2,206)           -
       Changes in Operating Assets and Liabilities   (8,417)       7,206
       Other                                         (4,389)      (4,076)
                                                     24,514       33,710
     INVESTING ACTIVITIES

      Net Expenditures on PP&E                      (14,547)     (11,993)
      Business Acquisitions, Net of Cash Acquired         -       (7,670)
      Dividends from Affiliate                        2,850        3,500
                                                    (11,697)     (16,163)

     FINANCING ACTIVITIES
      Debt Increase (Decrease)                        4,094       (6,955)
      Dividends Paid                                 (4,886)      (4,161)
      Purchase of Treasury Stock                     (9,994)      (8,038)
      Stock Options                                     378       (3,237)
                                                    (10,408)     (22,391)

     Effect of Exchange Rate Changes on Cash         (1,761)         667

     Increase(Decrease) in Cash and Cash Equivalents    648       (4,177)

     Cash and Cash Equivalents - Beginning of Year   32,110       31,096


     Cash and Cash Equivalents - End of Period     $ 32,758     $ 26,919


     See Notes to Condensed Consolidated Financial Statements.

          Note A - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.

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

          Note C - A two-for-one stock split effected in the form of a 100 percent stock dividend was declared by the Board of Directors on January 21, 1994 to shareholders of record on March 16, 1994. This split resulted in the issuance of additional shares of Common Stock and the reissuance of shares of Common Stock held in treasury. All per share and certain share amounts have been adjusted to reflect the stock split.

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


          A.   Financial Condition

               Cash flow in the third quarter was a positive $1.1 million. Net earnings plus depreciation fully funded the Company's capital expenditures, dividends and share repurchases in the quarter.

               Working capital, excluding cash, increased $3.2 million in the quarter. Increases in receivables and inventories, due primarily to the strong growth in sales and orders, were somewhat offset by increases in accounts payables and other current liabilities.

               Capital expenditures of $5.3 million in the quarter and $14.5 million year-to-date are within the Company's 1994 capital expenditure budget of $20.0 million. In April, the Company announced a $3.0 million expansion of its Stevens Point, Wisconsin liquid filtration plant. Construction is to begin in June 1994 and is scheduled to be completed by November 1994.

               In the third quarter, the Company repurchased 191,200 shares at an average cost of $23.00 per share. Subsequent to the end of the quarter through May 31, the Company repurchased another 305,600 shares at an average cost of $20.40 per share. As of May 31, the Company has authorization to repurchase an additional 921,400 shares in the open market.

               At the end of the third quarter, the Company has $32.8 million of cash and cash equivalents, $30.6 million of total debt, and a capitalization ratio of 14.1 percent, up from 13.8 percent as of the end of the second quarter. In the quarter, debt rose again in Europe as the Company's Belgian Coordination Center utilized short-term borrowings to hedge its increasing foreign currency receivables.

               The Company believes that operational cash flows should continue to adequately fund long-term capital needs, but external funds will be used as necessary.

          B.   Results of Operations

               Third quarter sales of $153.9 million were up 15 percent from prior year sales of $133.4 million. Net earnings of $9.7 million were up 26 percent from prior year net earnings of $7.7 million. Earnings per share of 36 cents per share were up 29 percent from 28 cents per share the prior year.

               For the nine-month period, sales of $432.0 million were up 12 percent from prior year sales of $384.1 million. Before the cumulative effect of an accounting change, earnings of $23.5 million were up 22 percent from prior year earnings of $19.2 million. Earnings per share of 86 cents per share were up 25 percent compared to 69 cents per share the prior year.

               In the first quarter, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes," which increased net earnings by $2.2 million, or 8 cents per share. As a result, net earnings for the nine-month period were $25.7 million, or 94 cents per share.


               Worldwide net sales by market for the third quarter were as follows:

             ($Millions)                    1994      1993  % Change

             OEM                          $ 78.0    $ 63.0     23.8%
             Aftermarket                    20.9      18.5     13.0

             Defense                         3.1       4.9    (36.7)

             Exhaust Filtration              0.5       3.6    (86.1)
                Engine Products           $102.5    $ 90.0     13.9%


             Dust Collection              $ 21.7    $ 21.1      2.8%

             Gas Turbine Systems            17.4       9.8     77.6

             High Purity Products           12.3      12.5     (1.6)
                Industrial Products       $ 51.4    $ 43.4     18.4%


             Net Sales                    $153.9    $133.4     15.4%

               In Engine Products, sales increases in excess of 20 percent were reported in the Company's three OEM markets, ie, construction, transportation and agriculture. Transportation sales were favorably impacted by the initial sales of catalytic converter mufflers. Aftermarket sales were up 13 percent, led by a 17 percent increase domestically. Defense sales continued to be down on a comparable year-over-year basis. Exhaust filtration sales in the quarter were for diesel particulate trap replacement parts.

               In Industrial Products, gas turbine systems sales were up more than 75 percent, led by strong overseas activity. Dust collection sales were up slightly as domestic sales growth more than offset overseas softness. High purity products sales were down slightly with no significant change in product mix.

               Operating income as a percent of sales improved in the quarter from 8.7 percent to 10.0 percent. In the quarter, the Company wrote down its Brazilian assets by $2.2 million and, consequently, gross margins declined from 28.1 percent to 27.4 percent. Excluding the write down, gross margins had improved from 28.1 percent to 28.8 percent reflecting improved domestic traditional diesel engine and dust collection margins. Operating expenses as a percent of sales declined from 19.3 percent to 17.4 percent, reflecting both increased sales and continued tight operating expense controls.

                 The asset write down in Brazil related to the continuing economic and political uncertainties in the country and the resulting losses being incurred by the Company's Brazilian operations.

               Total backlogs of $151.7 million were up 10 percent from the same period last year and 4 percent from the end of the second quarter. Hard order backlogs - goods scheduled for delivery in 90 days - of $101.9 million were up 6 percent from both last year and the end of the second quarter.

                              PART II. OTHER INFORMATION

          Item 2.   CHANGES IN SECURITIES

                    On January 21, 1994, the Board of Directors of the Company declared a two-for-one stock split to be distributed April 6, 1994. In accordance with the Stockholder Rights Plan adopted by the Board of Directors on February 21, 1986, as amended, prior to the stock split each share of Common Stock was accompanied by one-third Preferred Stock Purchase Right ("Right") and each whole Right had an exercise price of $85 per one one-hundredth of a share of preferred stock. To reflect the stock split, effective April 6, 1994, the Right associated with each share of Common Stock was proportionately adjusted so that each share of Common Stock is now accompanied by one-sixth of a Right.

          Item 6.   Exhibits and Reports on Form 8-K

              (a)   Exhibit Index

                    None

              (b)   Reports on Form 8-K.

                    No reports on Form 8-K were filed during the quarter ended April 30, 1994.


                                        SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DONALDSON COMPANY, INC.
                                                  (Registrant)




          Date   6/10/94                     By /s/Thomas A. Windfeldt
                                                Thomas A. Windfeldt
                                                Vice President -
                                                Corporate Controller
                                                (Chief Accounting
          Officer)


          Date   6/10/94                     By /s/Raymond F. Vodovnik
                                                Raymond F. Vodovnik
                                                Vice President-Law and
          Secretary