Form 10-K
period 1994-07-31
DONALDSON CO INC
filed 1994-10-28
CIK 29644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 1994

Commission File Number 1-7891

                            DONALDSON COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                            41-0222640
- - -------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)

1400 West 94th Street, Minneapolis, Minnesota                          55431
- - ---------------------------------------------                        ---------
  (Address of principal executive offices)                           (zip code)

Registrant's telephone number, including area code (612) 887-3131

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
   Title of Each Class                                 on which Registered
- - -------------------------------                     -----------------------
Common Stock, $5 Par Value                          New York Stock Exchange
Preferred Stock Purchase Rights                     New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.     Yes _X_    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on September 27, 1994 was $559,158,590.

The shares of Common Stock outstanding as of September 27, 1994 were 26,510,661.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1994 Annual Report to Shareholders  of the  registrant:
  Parts I and II.

Portions of the Proxy Statement for the 1994 annual shareholders  meeting:
  Part III.

                                     PART I


Item 1.  BUSINESS


GENERAL

    Donaldson Company, Inc. ("Donaldson" or the "Company") was founded in 1915 and organized in its present corporate form under the laws of the State of Delaware in 1936.

    The Company is a worldwide manufacturer of air cleaners, liquid filters and exhaust products and accessories for heavy duty mobile equipment; in-plant air cleaning systems; air intake systems and exhaust products for industrial gas turbines; and specialized filters for diverse applications. The Company has one industry segment which consists of the design, manufacture and sale of products to filter air, sound and liquid.

    The Company's principal products are primarily sold through a direct sales force. The table below shows the percentage of total sales contributed by the principal classes of similar products for each of the last three fiscal years:

                                  Year Ended July 31
                                 1994   1993     1992
                                 ----   ----     ----
    Air cleaners, filtration
      devices and accessories     67%     68%     71%
    Acoustical Products           11%     11%      9%
    Other                         22%     21%     20%

RAW MATERIALS

    The Company experienced no significant or unusual problems in the purchase of raw materials or commodities. Donaldson has more than one source of raw materials essential to its business.

    The Company is not required to carry significant amounts of inventory to meet rapid delivery demands or secure supplier allotments.


PATENTS

    The Company owns various patents which it considers in the aggregate to constitute a valuable asset. However, it does not regard the validity of any one patent as being of material importance.

SEASONALITY

    The Company's business is not considered to be seasonal.


MAJOR CUSTOMER

         Approximately 12% of the Company's 1994 sales were made to Caterpillar Inc. and subsidiaries ("Caterpillar"). Caterpillar has been a customer of the Company for many years and they purchase several models and types of products for a variety of applications.

    Sales to the U.S. Government do not constitute a material portion of the Company's business.


BACKLOG

    At August 31, 1994, the backlog of orders expected to be delivered within 90 days was $111,147,000. The backlog at August 31, 1993 was $88,953,000.


COMPETITION

    Principal methods of competition are price, service and product performance. The Company estimates it has more than 20 competitors in the sale of filtration products and less than 10 competitors in the sale of acoustical products.

    Generally the Company does not provide rights to return merchandise or give extended payment terms to customers and believes the industry practices are similar to its own.


RESEARCH AND DEVELOPMENT

    During 1994 the Company spent $10,873,000 on research and development activities relating to the development of new products or improvements of existing products or manufacturing processes. The Company spent $11,364,000 in 1993 and $10,323,000 in 1992 on research and development activities. Essentially all commercial research and development is Company sponsored.


ENVIRONMENTAL MATTERS

    The Company does not anticipate any material effect on its capital expenditures, earnings or competitive position due to compliance with government regulations involving environmental matters.

EMPLOYEES

    The Company employed 4,417 persons in worldwide operations as of July 31, 1994.


GEOGRAPHIC AREAS

    Note J of the Notes to Consolidated Financial Statements on page 28 in the 1994 Annual Report to Shareholders contains information regarding the Company's geographic areas and is incorporated herein by reference.

    Political conditions, tariffs, local tax structures, and currency exchange rate fluctuations contribute to the risks of foreign operations.


Item 2.  PROPERTIES

    The Company's principal office and research facilities are located in Bloomington, a suburb of Minneapolis, Minnesota. European administrative and engineering offices are located in Leuven, Belgium.

    Manufacturing activities are carried on in ten plants in the United States, two in Japan and one each in Australia, Brazil, United Kingdom, Hong Kong, South Africa, Italy, Belgium and Germany. The inside back cover of the 1994 Annual Report to Shareholders lists U.S. plant locations and is incorporated herein by reference. Note J on page 28 of the 1994 Annual Report to Shareholders presents identifiable assets by geographic area and is incorporated herein by reference.

    Donaldson is a lessee under several long-term leases pursuant to Industrial Revenue Bond financings. These leases provide for options to purchase the facilities at the end of the lease term and have been capitalized.

    The Company's properties are considered to be suitable for their present purposes, well maintained and in good operating condition.


Item 3.  LEGAL PROCEEDINGS

    There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company's business.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders of the Company during the fourth quarter of the year ended July 31, 1994.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    Current information regarding executive officers is presented below. All terms of office are for one year. There are no arrangements or understandings between individual officers and any other person pursuant to which he was selected as an officer.

                                                                     First Year
                                                                     Elected or
                                                                     appointed
                                                                     as an
Name                  Age        Positions and Offices Held          Officer
- - ----                  ---        --------------------------          ----------
William A. Hodder     63         Chairman, Chief Executive              1973
                                 Officer & Director

Erland D. Anderson    53         Vice President, Corporate              1978
                                 Technology

William M. Cook       41         Vice President, Industrial             1994

Edmund C. Craft       54         Vice President, Engine                 1985
                                 Aftermarket

James R. Giertz       37         Vice President, Chief                  1994
                                 Financial Officer

Richard M. Negri      61         Vice President, Corporate              1976
                                 Manufacturing

Nickolas Priadka      48         Vice President, Engine OEM             1989

Lowell F. Schwab      46         Vice President, Operations             1994

John R. Schweers      49         Treasurer                              1987

John E. Thames        44         Vice President, Human Resources        1989

William G. Van Dyke   49         President, Chief Operating             1979
                                 Officer and Director

Thomas A. Windfeldt   45         Vice President, Controller             1985


         All of the above-named executive officers have held executive or management positions with Registrant for more than the past five years except Mr. Giertz who was previously Assistant Treasurer Corporate Finance for General Motors Corporation (1992) and Treasurer of various subsidiaries of General Motors Corporation and Mr.Schwab who was previously Vice President and General Manager of the Machinery Division of Washington Scientific, Inc.

                                    PART II

Item 5. MARKET FOR THE  REGISTRANT'S  COMMON  EQUITY AND RELATED
        STOCKHOLDER MATTERS

    The information in the sections "NYSE Listing," and "Quarterly Financial Information (Unaudited)" on page 32, and restrictions on payment of dividends in Note D, page 24 of the 1994 Annual Report to Shareholders is incorporated herein by reference. As of September 27, 1994, there were approximately 1,500 shareholders of record of Common Stock.

         The high and low sales prices for registrant's common stock for each full quarterly period during fiscal 1993 and 1994 are as follows:

                 First             Second           Third              Fourth
                 Quarter           Quarter          Quarter            Quarter
                 -------           -------          -------            -------
1993             $14-19            $17-19 1/4    $16 5/8-20 1/8     $17-19 1/8
1994             $18 1/4-21 5/8    $20-23 3/4    $21 7/8-25 1/4     $20-26 1/8

Item 6.  SELECTED FINANCIAL DATA

    The information for the years 1990 through 1994 on pages 12 and 13 of the 1994 Annual Report to Shareholders is incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

    The textual information commencing with "Capital Structure" in the section "Management's Discussion and Analysis" on pages 14 through 18 of the 1994 Annual Report to Shareholders is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 19 through 28, and the Quarterly Financial Information (Unaudited) on page 32 of the 1994 Annual Report to Shareholders is incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information under the captions "Nominees For Election" and "Directors Continuing In Office" on pages 3 and 4 and under the heading "Compliance With
Section 16 (a) of the Securities Exchange Act of 1934" on page 10 of the Company's definitive proxy statement dated October 14, 1994 is incorporated herein by reference. Information about the executive officers of the Company is set forth in Part I of this report.

 Item 11.  EXECUTIVE COMPENSATION

    The information under "Director Compensation" on page 4 and in the section "Executive Compensation" on pages 5 through 9, the "Pension Plan Table" on page 10 and under the captions "Resignation Agreement" and "Change-in-Control
Arrangements" on page 11 of the Company's definitive proxy statement dated October 14, 1994, is incorporated herein by reference.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

    The information in the section "Security Ownership" on pages 1 and 2 of the Company's definitive proxy statement dated October 14, 1994, is incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information in the section "Resignation Agreement" on page 10 of the Company's definitive proxy statement, dated October 14, 1994, is incorporated herein by reference.


                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

       (a) Documents filed with this report:

             (1) Financial Statements -

                 Consolidated Statements of Financial Position--July 31, 1994 and 1993 (incorporated by reference from page 20 of the 1994 Annual Report to Shareholders)

                 Consolidated Statements of Earnings--years ended July 31, 1994, 1993 and 1992 (incorporated by reference from page 19 of the 1994 Annual Report to Shareholders)

                 Consolidated Statements of Cash Flows--years ended July 31, 1994, 1993 and 1992 (incorporated by reference from page 21 of the 1994 Annual Report to Shareholders)

                 Consolidated Statements of Changes in Shareholders' Equity-years ended July 31, 1994, 1993 and 1992 (incorporated by reference from page 22 of the 1994 Annual Report to Shareholders)

                 Notes to Consolidated Financial Statements (incorporated by reference from pages 23 through 28 of the 1994 Annual Report to Shareholders)

                 Report of Independent Auditors (incorporated by reference from page 29 of the 1994 Annual Report to Shareholders).

             (2) Financial Statement Schedules -

                 Schedule II   Amounts   receivable   from   related
                               parties and underwriters, promoters, and employees other than related parties

                 Schedule  V   Property, plant and equipment

                 Schedule VI Accumulated depreciation, depletion and amortization of property, plant and equipment

                 Schedule VIII Valuation and qualifying accounts

                 Schedule IX   Short-term borrowings

                 Schedule X    Supplementary income statement information

                 All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instruction, or are inapplicable, and therefore have been omitted.

             (3) Exhibits

                 The exhibits listed in the accompanying index are filed as part of this report or incorporated by reference as indicated therein.

       (b) Reports on Form 8-K

           No reports on Form 8-K were filed for the three months ended July 31, 1994.

Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         DONALDSON COMPANY, INC.
                                                                    (Registrant)

Date:  October 28, 1994                            By /s/    Raymond F. Vodovnik
                                                             Raymond F. Vodovnik
                                                           Vice President, Legal

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/  William A. Hodder          Chairman, Chief Executive
     William A. Hodder          Officer and Director

/s/  Thomas A. Windfeldt        Vice President, Controller
     Thomas A. Windfeldt

/s/  James R. Giertz            Vice President, Chief Financial
     James R. Giertz            Officer

     *William G. Van Dyke       President, Chief Operating
      William G. Van Dyke       Officer and Director

     *A. Gary Ames              Director
      A. Gary Ames

     *Michael R. Bonsignore     Director
      Michael R. Bonsignore

     *Jack W. Eugster           Director
      Jack W. Eugster

     *Kendrick B. Melrose       Director
      Kendrick B. Melrose

     *S. Walter Richey          Director
      S. Walter Richey

     *Stephen W. Sanger         Director
      Stephen W. Sanger

     *C. Angus Wurtele          Director
      C. Angus Wurtele

*By /s/Raymond F. Vodovnik      Date:  October 28, 1994
       Raymond F. Vodovnik

* As attorney-in-fact

     SCHEDULE II--AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                    DONALDSON COMPANY, INC. AND SUBSIDIARIES


               COL. A                COL. B       COL. C       COL. D          COL. E
- - ----------------------------------------------------------------------------------------------------

                                   Balance at
                                   Beginning                              Balance at end of period
        Name of Debtor             of Period    Additions    Deductions    Current     Not Current
- - ----------------------------------------------------------------------------------------------------
Year ended July 31, 1994:
  John C. Read
  Executive Vice President, Engine $200,000       $      -     $(200,000)    $      -     $      - (1)
                                    =======       ========     =========     ========     ========


Year ended July 31, 1993:
  John C. Read,
  Executive Vice President, Engine $200,000       $      -     $       -     $      -     $200,000 (1)
                                   ========       ========     =========     ========     ========


Year ended July 31, 1992:
  John C. Read
  Executive Vice President, Engine $200,000       $      -     $       -     $      -     $200,000 (1)
                                   ========       ========     =========     ========     ========



(1) The loan was fully secured by a mortgage on Mr. Read's residence in favor of the Company. The note accrued interest at the rate of 9.1% per annum. On August 8, 1994, Mr. Read resigned from the Company. The Company agreed to forgive the outstanding note as part of his Resignation Agreement.

                   SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                             (Thousands of Dollars)



               COL. A                        COL. B       COL. C       COL. D        COL. E        COL. F
- - -------------------------------------------------------------------------------------------------------------

                                           Balance at                             Other Changes-   Balance at
                                           Beginning    Additions                  Add (Deduct)-     End of
        Classification                     of Period    at Cost      Retirements     Describe       Period

- - -------------------------------------------------------------------------------------------------------------
Year ended July 31, 1994:
         Land                               $  5,962    $   162       $      -      $  174 (B)    $  6,298
         Buildings                            74,742      5,252            (72)      1,761 (B)      81,683
         Machinery and equipment             148,790     21,353         (3,101)        376(A,B)    166,666
         Construction in progress              4,353          -              -         (77)          4,276
                                            --------    -------        -------       ------        -------
                                            $233,847    $26,767(C)    $ (3,173)     $1,482        $258,923
                                            ========    =======       ========      ======        ========

Year ended July 31, 1993:
         Land                               $  5,503    $   484       $     (6)     $  (19)(B)    $  5,962
         Buildings                            71,679      2,728           (255)        590 (B)      74,742
         Machinery and equipment             132,989     17,691         (2,372)        482 (B)     148,790
         Construction in progress              3,791          -              -         562           4,353
                                            --------    -------        -------       ------        -------
                                            $213,962    $20,903(D)     $(2,633)     $1,615        $233,847
                                            ========    =======         =======      ======        ========

Year ended July 31, 1992:
         Land                               $  4,671    $   451       $     (4)     $  385 (B)    $  5,503
         Buildings                            61,710      5,719            (28)      4,278 (B)      71,679
         Machinery and equipment             114,302     15,951         (4,133)      6,869 (B)     132,989
         Construction in progress              6,968          -              -      (3,177)          3,791
                                            --------    -------        -------       ------        -------
                                            $187,651    $22,121(E)    $ (4,165)     $8,355        $213,962
                                            ========    =======        ========      ======       ========


See notes on following page.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

Note A--Includes $3,200 related to a write down of certain Brazilian assets.

Note B--Amounts represent the effect of changes in foreign currency exchange rates on property and equipment. Foreign currency translation methods are disclosed in Note A to the consolidated financial statements.

Note C--Includes $1,828 relating to the acquisition of property, plant and equipment of a high purity products materials supplier.

Note D--Includes $5,898 relating to the acquisition of property, plant and equipment of Filtrobras-Roma Filtros Automotivos Ltda. and ENV Services, Inc.

Note E--Includes $6,583 relating to the acquisition of property, plant and equipment of Gimetal N.V. and FBO s.r.l.

       SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                             (Thousands of Dollars)



               COL. A                COL. B       COL. C       COL. D        COL. E        COL. F
- - ----------------------------------------------------------------------------------------------------
                                                Additions
                                   Balance at   Charged to               Other Changes-   Balance at
                                   Beginning    Costs and                 Add (Deduct)-     End of
           Description             of Period    Expenses     Retirements     Describe       Period
- - ----------------------------------------------------------------------------------------------------
Year ended July 31, 1994:
     Buildings                    $ 39,058        $ 2,311        $   (39)    $  1,075       $  42,405
     Machinery and equipment       104,274         13,588         (2,912)       2,009         116,959
                                  --------        -------        -------     --------       ---------
                                  $143,332        $15,899        $(2,951)    $  3,084(A)    $ 159,364
                                  ========        =======        =======     ========       =========


Year ended July 31, 1993:
     Buildings                    $ 35,838        $ 2,439        $  (242)    $  1,023       $  39,058
     Machinery and equipment        93,225         12,006         (2,051)       1,094         104,274
                                  --------        -------        -------     --------       ---------

                                  $129,063        $14,445        $(2,293)    $  2,117(A)    $ 143,332
                                  ========        =======        =======     ========       =========


Year ended July 31, 1992:
     Buildings                    $ 32,110        $ 2,277        $   (25)    $  1,476       $  35,838
     Machinery and equipment        82,678         11,477         (3,866)       2,936          93,225
                                  --------        -------        -------     --------       ---------

                                  $114,788        $13,754        $(3,891)    $  4,412(A)    $ 129,063
                                  ========        =======        =======     ========       =========



Note A--Amounts represent the effect of changes in foreign currency exchange rates on property, plant and equipment. Foreign currency translation methods are disclosed in Note A to the consolidated financial statements.

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                             (Thousands of Dollars)


               COL. A                COL. B            COL. C                COL. D        COL. E
- - -------------------------------------------------------------------------------------------------
                                   Additions
                                   Balance at   Charged to                              Balance at
                                   Beginning    Costs and    Charged to                     End of
         Description               of Period    Expenses    Other Accounts  Deductions      Period
- - ----------------------------------------------------------------------------------------------------
Year ended July 31, 1994:
  Allowance for doubtful
    accounts deducted from
    accounts receivable              $2,802       $ 949        $  28 (A)       $ (336)(B)    $3,443
                                     ======       =====        =====           =======       ======



Year ended July 31, 1993:
  Allowance for doubtful
    accounts deducted from
    accounts receivable              $2,594       $ 409        $(185)(A)       $  (16)(B)    $2,802
                                     ======       =====        =====           ======        ======



Year ended July 31, 1992:
  Allowance for doubtful
    accounts deducted from
    accounts receivable              $2,328       $ 571        $ 166 (A)       $ (471)(B)    $2,594
                                     ======       =====        =====           ======        ======




Note A--Foreign currency translation losses (gains) recorded directly to retained earnings.

Note B--Bad debts charged to allowance, net of recoveries.

                       SCHEDULE IX--SHORT-TERM BORROWINGS

                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                             (Thousands of Dollars)



               COL. A                COL. B      COL. C       COL. D        COL. E         COL. F
- - ----------------------------------------------------------------------------------------------------
                                                              Maximum       Average       Weighted
                                                Weighted      Amount        Amount        Average
                                   Balance      Average     Outstanding   Outstanding   Interest Rate
         Category of Aggregate     at End       Interest      During       During the    During the
         Short-term Borrowings     of Period      Rate      the Period     Period (A)    Period (B)
- - -----------------------------------------------------------------------------------------------------
Notes payable to banks:

Year ended July 31, 1994           $14,073         6.6%       $15,218        $8,720          8.1%
Year ended July 31, 1993            $4,238        10.3%       $ 6,906        $3,906          8.6%
Year ended July 31, 1992            $6,359         7.8%       $ 6,359        $2,553         14.9%



Note A--The average amount outstanding during the period was computed by dividing the total of month-end outstanding principal balances by twelve.

Note B--The weighted average interest rate during the period was computed by dividing the actual interest expense by average month end short-term debt outstanding.

             SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION

                    DONALDSON COMPANY, INC. AND SUBSIDIARIES

                             (Thousands of Dollars)




                    COL. A                          COL. B
                                                  Charged to
Item                                          Costs and Expenses
- - -------------------------                     ------------------

Year ended July 31, 1994
  Maintenance and repairs                           $5,935
                                                    ======


Year ended July 31, 1993
  Maintenance and repairs                           $5,575
                                                    ======


Year ended July 31, 1992
  Maintenance and repairs                           $4,832
                                                    ======





Amounts for other items are not presented as such amounts are less than 1% of total sales.

                                 EXHIBIT INDEX
                           ANNUAL REPORT ON FORM 10-K

*  3-a - Certificate of Incorporation of Registrant as currently in effect

*  3-B - By-laws of Registrant as currently in effect

*  4   -  **

*  4-A - Preferred Stock Amended and Restated Rights
         Agreement (Filed as Exhibit 1 to Form 8-K Report
         Dated May 19, 1989)

*  4-B - Credit Agreement among Donaldson Company, Inc.
         and certain listed banks dated as of October 8, 1987 (Filed as Exhibit 4-B to 1987 Form 10-K Report)

*  4-C -  Copy of First Amendment to Preferred Stock Amended and
         Restated Rights Agreement (Filed as Exhibit 1 to Form
         8-K Report Dated September 20, 1991)

  10-A - Copy of Resignation Agreement dated August 21, 1994 between Registrant and John C. Read

* 10-B - Supplementary Retirement Agreement with William A.
         Hodder (Filed as Exhibit 10-B to 1993 Form 10-K Report)

* 10-C - 1980 Master Stock Compensation Plan as Amended
         (Filed as Exhibit 10-C to 1993 Form 10-K Report)

* 10-D - Form of Performance Award Agreement under 1980 Master
         Stock Compensation Plan (Filed as Exhibit 10-D to 1989
         Form 10-K Report)

* 10-E - Copy of Phantom Stock Plan (Filed as exhibit 10-E to
         1991 Form 10-K Report)

* 10-F - Deferred Compensation Plan for Non-employee Directors as amended (Filed as Exhibit 10-F to 1990 Form 10-K Report)

* 10-G - Form of "Change in Control" Agreement with key employees as amended (Filed as Exhibit 10-F to 1990 Form 10-K Report)

* 10-H - Independent Director Retirement and Benefit Plan as amended (Filed as Exhibit 10-H to 1993 Form 10-K Report)

* 10-I - Excess Benefit Plan (Filed as Exhibit 10-I to 1989
         Form 10-K Report)

* 10-J - Copy of Supplementary Executive Retirement Plan (Filed as Exhibit 10-J to 1991 Form 10-K Report)

* 10-K - 1991 Master Stock Compensation Plan as amended
         (Filed as Exhibit 10-K to 1993 Form 10-K Report)

* 10-L - Form of Restricted Stock Award under 1991 Master Stock
         Compensation Plan.  (Filed as Exhibit 10-L to 1992 Form 10-K Report)

* 10-M - Form of Agreement to Defer Compensation for certain
         Executive Officers (Filed as Exhibit 10-M to 1993 Form 10-K Report)

* 10-N - Stock Option Program for Nonemployee Directors (Filed as Exhibit 10-N to 1993 Form 10-K Report)

  11   - Statement re computation of per share earnings

  13   - Portions of Registrant's Annual Report to Shareholders
         for the year ended July 31, 1994

  21   - Subsidiaries ("Wholly Owned Subsidiaries" and "Joint
         Ventures" on the inside back cover of Donaldson's 1994
         Annual Report is incorporated by reference)

  23   - Consent of Independent Auditors

  24   - Powers of Attorney

  27   - Financial Data Schedule

  99   - Annual Report of Employees' Retirement Savings Plan on
         Form 11-K for year ended July 31, 1994

*  Exhibit  has   heretofore   been  filed  with  the  Securities
   and Exchange Comission and is incorporated herein by reference as an exhibit.

** Pursuant   to   the   provisions   of   Regulation   S-K   Item
   601(b)(4)(iii)(A) copies of instruments defining the rights of holders of certain long-term debts of Registrant and its subsidiaries are not filed and in lieu thereof Registrant agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.


Note: Exhibits have been furnished only to the Securities and Exchange Commission. Copies will be furnished to individuals upon request and payment of $15 representing Registrant's reasonable expense in furnishing such exhibits.