Form 10-Q
period 1994-10-31
DONALDSON CO INC
filed 1994-12-15
CIK 29644

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended October 31, 1994

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes  _X_        No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $5 Par Value -- 26,267,295 shares as of November 30, 1994




                     PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements.

              CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS
                DONALDSON COMPANY, INC. AND SUBSIDIARIES

                (Thousands of Dollars Except Per Share Amounts)
                               (Unaudited)

                                                   Three Months Ended
                                                       October 31
                                               -------------------------
                                                   1994             1993
                                               --------           ------

Net Sales                                  $    164,175      $   142,518
Cost of Sales                                   118,842          101,982
                                           ------------      -----------
Gross Margin                                     45,333           40,536
Operating Expenses                               29,836           27,681
Other (Income) Expense                             (422)              74
Interest Expense                                    783              683
                                           ------------      -----------
Earnings Before Income Taxes                     15,136           12,098
Income Taxes                                      5,631            4,537
                                           ------------      -----------
Earnings Before Cumulative Effect
  of Accounting Change                            9,505            7,561
Cumulative Effect of Accounting Change               --            2,206
                                           ------------      -----------
Net Earnings                               $      9,505      $     9,767
                                           ============      ===========

Average Shares and
 Equivalents Outstanding
 During Period                               26,795,987       27,392,970
                                           ============      ===========

Earnings Per Share Before Cumulative
  Effect of Accounting Change              $        .35      $       .27
Cumulative Effect of Accounting Change               --              .08
                                           ------------      -----------
Net Earnings per Share                     $        .35      $       .35
                                           ============      ===========


Dividends Paid Per Share                   $        .07      $       .05
                                           ============      ===========



   See Notes to Condensed Consolidated Financial Statements.


          CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                   DONALDSON COMPANY, INC. AND SUBSIDIARIES
                             (Thousands of Dollars)
                                  (Unaudited)

                                              October 31,    July 31,
                                                     1994        1994
                                              -----------    --------
ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                      $ 29,251    $ 22,945
  Accounts Receivable, Net                        127,768     122,167

  Inventories
    Materials                                      27,560      27,430
    Work in Process                                 8,572       8,521
    Finished Products                              24,475      24,294
                                                  -------     -------
     Total Inventories                             60,607      60,245

  Other                                            10,882      14,951
                                                  -------     -------
     TOTAL CURRENT ASSETS                         228,508     220,308

Property, Plant and Equipment, at Cost            263,753     258,923
Less Accumulated Depreciation                     163,539     159,364
                                                  -------     -------
    Property, Plant and Equipment, Net            100,214      99,559
Other Assets                                       17,824      17,493
                                                  -------     -------
     TOTAL ASSETS                                $346,546    $337,360
                                                  =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

  Short-Term Debt                                $ 18,338    $ 14,073
  Current Maturities of Long-Term Debt              2,894       2,883
  Trade Accounts Payable                           45,182      44,541
  Accrued Employee Compensation & Related Taxes    19,213      19,755
  Other Current Liabilities                        32,828      34,505
                                                  -------     -------
     TOTAL CURRENT LIABILITIES                    118,455     115,757

Long-Term Debt                                     15,923      16,028
Deferred Income Taxes                               3,404       2,248
Other Long-Term Liabilities                        14,744      13,630

SHAREHOLDERS' EQUITY
  Preferred Stock, $1 par value,
    1,000,000 shares authorized, no shares issued      --          --
  Common Stock, $5 par value,
    40,000,000 shares authorized,
    27,063,407 issued on October 31, 1994
    and July 31, 1994                             135,317     135,317
  Retained Earnings                                73,000      65,654
  Cumulative Translation Adjustment                10,182       8,244
  Treasury Stock - 789,212 and 552,951 shares,
    at cost                                       (16,814)    (11,853)
  Receivable from ESOP                             (7,665)     (7,665)
                                                  -------     -------
     TOTAL SHAREHOLDERS' EQUITY                   194,020     189,697
                                                  -------     -------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $346,546    $337,360
                                                 ========    ========

See Notes to Condensed Consolidated Financial Statements.


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                             (Thousands of Dollars)
                                  (Unaudited)
                                                        Three Months Ended
                                                            October 31
                                                        ------------------
                                                        1994          1993
                                                        ----          ----
OPERATING ACTIVITIES
 Net Earnings                                       $  9,505      $  9,767
 Adjustments to Reconcile Net Earnings to
    Net Cash Provided by Operating Activities:
  Depreciation and Amortization                        4,174         3,871
  Property, Plant and Equipment Write down             2,247            --
  Cumulative Effect of Accounting Change                  --        (2,206)
  Changes in Operating Assets and Liabilities         (2,363)       (3,003)
  Other                                                  749        (2,013)
                                                    --------      --------
                                                      14,312         6,416
INVESTING ACTIVITIES
 Net Expenditures on PP&E                             (5,570)       (4,133)
 Dividends from Affiliate                                 --           850
                                                    --------      --------
                                                      (5,570)       (3,283)
FINANCING ACTIVITIES
 Purchase of Treasury Stock                           (5,162)       (1,760)
 Net Change in Debt                                    3,649          (215)
 Dividends Paid                                       (1,850)       (1,492)
 Other                                                   (46)           90
                                                    --------      --------
                                                      (3,409)       (3,377)
Effect of Exchange Rate Changes on Cash                  973           (55)
                                                    --------      --------
Increase(Decrease) in Cash and Cash Equivalents        6,306          (299)
Cash and Cash Equivalents-Beginning of Year           22,945        32,110
                                                    --------      --------
Cash and Cash Equivalents-End of Period             $ 29,251      $ 31,811
                                                    ========      ========

See Notes to Condensed Consolidated Financial Statements.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note B - Effective August 1, 1993, the Company changed its method of accounting for income taxes to comply with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (FAS 109). The new Statement requires a liability approach for computing income taxes. The cumulative effect of adopting FAS 109 was to increase prior year first quarter net earnings by $2.2 million (8 cents per share).

Note C - A two-for-one stock split effected in the form of a 100 percent stock dividend was declared by the Board of Directors on January 21, 1994 to shareholders of record on March 16, 1994. This split resulted in the issuance of additional shares of Common Stock and the reissuance of shares of Commmon Stock held in treasury. All fiscal 1994 per share amounts have been adjusted to reflect the stock split.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

A.       Financial Condition

         Cash flow in the first quarter was a positive $6.3 million. Net earnings plus depreciation more than covered capital expenditures, an increase in working capital, and dividends and common stock repurchases in the quarter.

         Capital expenditures of $5.6 million included funding for the expansion of the Stevens Point facility and the addition of a new product line at the Cresco facility. The Company is on budget to spend $25.0 million on capital expenditures this year.

         The increase in working capital of $2.4 million was primarily attributable to a $4.6 million increase in accounts receivable. The increase in receivables was primarily related to the sales increase in the quarter and extended terms on gas turbine systems sales in Europe.

      In the first quarter, the Company repurchased 238,000 shares in the open market at an average cost of $21.70 per share. The Company still has Board authorization to repurchase an additional 627,000 shares.

         The Company borrowed $3.7 million in the quarter. The debt increase was partially domestic, to fund the common stock repurchases, and partially in Europe, to fund the hedging requirements of the Company's Belgian Coordination Center.

         At the end of the first quarter, the Company had $29.3 million of cash, $37.2 million of debt and a capitalization ratio of 16.1 percent, up from 14.8 percent as of the prior year end.

         The Company believes that operational cash flows should continue to adequately fund long-term capital needs, but external funds will be used as necessary.

B.       Results of Operations

         First quarter net sales of $164.2 million were up 15 percent from prior-year sales of $142.5 million. First quarter earnings of $9.5 million, or 35 cents per share, were up 26 percent from last year's earnings of $7.6 million, or 27 cents per share, before the cumulative effect of an accounting change.

         In the first quarter of last year, the Company adopted Financial Accounting Standards Board Statement No. 109, "Accounting For Income Taxes" (FAS
109). The cumulative effect of adopting FAS 109 was to increase net earnings by $2.2 million, or 8 cents per share. As a result, net earnings in the first quarter of last year were $9.8 million, or 35 cents per share.

         Worldwide net sales by market for the first quarter were as follows:

(In millions)               1995       1994      % Change
- ----------------------    ------     ------      -------
OEM                       $ 86.1     $ 67.9        26.8%
Aftermarket                 24.1       21.3        13.1
Defense                      2.1        3.1       (32.3)
Exhaust Filtration            --        4.0          NA
                          ------     ------      ------
   Engine Products        $112.3     $ 96.3        16.6%
                          ------     ------      ------
Dust Collection           $ 24.0     $ 20.0        20.0%
Gas Turbine Systems         14.5       15.6        (7.1)
High Purity Products        13.4       10.6        26.4
                          ------     ------      ------
   Industrial Products    $ 51.9     $ 46.2        12.3%
                          ------     ------      ------
Net Sales                 $164.2     $142.5        15.2%
                          ======     ======      ======

         In the quarter, overseas sales were up almost 30 percent compared to a 9 percent increase in domestic sales.

         Both domestic and overseas diesel engine OEM sales were up significantly in the quarter; domestic up 28 percent and overseas up 25 percent. Aftermarket sales were led by a 21 percent increase overseas with domestic sales up 8 percent in the quarter. Defense sales declined 32 percent in the quarter. At the end of 1993, the Company made the decision to exit the diesel particulate trap market. First quarter sales last year reflect the shipment of the remaining trap backlog.

         Dust collection sales were led by a 29 percent increase overseas, with domestic sales showing a strong 17 percent increase. For high purity products, overseas sales were up 19 percent and domestic sales were up 30 percent. Worldwide gas turbine systems sales were down 7 percent primarily due to reduced sales to Stuart & Stevenson who has begun to manufacture filter housings previously supplied by the Company.

         Gross margins of 27.6 percent were down from prior-year margins of 28.4 percent. However, the Company took a $1.8 million charge against cost of sales in the quarter to provide for the residual net book value of certain production lines at two of the Company's plants. The installation of new lines will provide improved productivity and increased capacity for a growing business segment. Excluding the charge, gross margins would have been 28.7 percent in the quarter.

         Operating expenses as a percentage of sales of 18.2 percent were improved from prior-year expenses of 19.4 percent. However, excluding the $l.8 million of trap warranty expenses taken last year, operating expenses also would have been 18.2 percent in the same period last year.

         Other income was up $.5 million from last year primarily related to decreased foreign exchange transaction losses at the Company's Brazilian operation.

         The Company's effective income tax rate decreased slightly from 37.5 percent last year to 37.2 percent in this year's first quarter.

         Aided by the implementation in June of the Real Plan, the Brazilian government's economic plan which ties the country's currency to the U.S. dollar, the Company's Brazilian operation reported breakeven results in the quarter compared to $0.5 million of operating losses for the same period last year.

         Total backlogs of $179.5 million were up 30 percent relative to the same period last year and 13 percent from prior year end. Hard order backlogs--goods scheduled for delivery within 90 days-of $117.4 million were up 34 percent from the same period last year and up 11 percent from prior year end.

                           PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

    (a)           Exhibit Index

                  None

    (b)           Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended October 31, 1994.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DONALDSON COMPANY, INC.
                                   -----------------------
                                        (Registrant)

Date   12/12/94                     By /s/James R. Giertz
       --------                     ---------------------
                                       James R. Giertz
                                       Vice President -
                                       Chief Financial Officer

Date   12/12/94                     By /s/Raymond F. Vodovnik
       --------                     -------------------------
                                       Raymond F. Vodovnik
                                       Vice President-Legal