Form 10-Q
DONALDSON CO INC
filed 1995-03-14
CIK 29644

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended January 31, 1995

Commission File Number 1-7891

                             DONALDSON COMPANY, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                41-0222640
(State or other jurisdiction of                  (I.R.S.Employer
 incorporation or organization)               Identification Number)

                         1400 West 94th Street
                     Minneapolis, Minnesota  55431
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

                                        Yes _X_        No  ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $5 Par Value -- 26,291,122 shares as of February 28, 1995



                         PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements.

                 CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES

                (Thousands of Dollars Except Per Share Amounts)
                                  (Unaudited)

                                            Three Months Ended             Six Months Ended
                                                 January 31                    January 31
                                            1995           1994           1995           1994

Net Sales                              $   168,861   $    135,577    $   333,036   $    278,095
Cost of Sales                              121,478         97,673        240,320        199,655
Gross Margin                                47,383         37,904         92,716         78,440
Operating Expenses                          32,961         28,155         62,797         55,836
Other Expense (Income)                       1,353           (844)           931           (770)
Interest Expense                               745            788          1,528          1,471
Earnings Before Income Taxes                12,324          9,805         27,460         21,903
Income Taxes                                 4,639          3,567         10,270          8,104
Earnings Before Cumulative Effect
 of Accounting Change                        7,685          6,238         17,190         13,799
Cumulative Effect of Accounting
 Change                                         --             --             --          2,206

Net Earnings                           $     7,685   $      6,238    $    17,190   $     16,005

Average Shares and
 Equivalents Outstanding
 During Period                          26,541,012     27,370,880     26,668,500     27,377,772

Earnings Per Share Before Cumulative
 Effect of Accounting Change           $       .29   $        .23    $       .64   $        .50
Cumulative Effect of Accounting
 Change                                         --             --             --            .08

Net Earnings Per Share                 $       .29   $        .23    $       .64   $        .58

Dividends Paid Per Share               $       .07   $        .06    $       .14   $        .11



   See Notes to Condensed Consolidated Financial Statements.


          CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                   DONALDSON COMPANY, INC. AND SUBSIDIARIES

                             (Thousands of Dollars)

                                  (Unaudited)

                                              January 31,    July 31,
                                                  1995         1994
ASSETS

CURRENT ASSETS

  Cash and Cash Equivalents                      $ 37,344    $ 22,945
  Accounts Receivable, Net                        126,193     122,167
  Inventories
    Materials                                      28,499      27,430
    Work in Process                                 8,853       8,521
    Finished Products                              25,240      24,294
     Total Inventories                             62,592      60,245
  Other                                            10,102      14,951
     TOTAL CURRENT ASSETS                         236,231     220,308

Property, Plant and Equipment, at Cost            267,711     258,923
Less Accumulated Depreciation                     166,333     159,364
    Property, Plant and Equipment, Net            101,378      99,559
Other Assets                                       19,753      17,493

     TOTAL ASSETS                                $357,362    $337,360

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

  Short-Term Debt                                $ 23,867    $ 14,073
  Current Maturities of Long-Term Debt              2,893       2,883
  Trade Accounts Payable                           46,874      44,541
  Accrued Employee Compensation & Related Taxes    18,716      19,755
  Other Current Liabilities                        30,378      34,505
     TOTAL CURRENT LIABILITIES                    122,728     115,757
Long-Term Debt                                     15,879      16,028
Deferred Income Taxes                               2,332       2,248
Other Long-Term Liabilities                        18,498      13,630

SHAREHOLDERS' EQUITY
  Preferred Stock, $1 par value,
    1,000,000 shares authorized, no shares issued      --          --
  Common Stock, $5 par value,
    40,000,000 shares authorized,
    27,063,407 issued on January 31, 1995
    and July 31, 1994                             135,317     135,317
  Retained Earnings                                78,606      65,654
  Cumulative Translation Adjustment                 8,180       8,244
  Treasury Stock - 774,845 and 552,951 shares,
    at cost                                       (16,513)    (11,853)
  Receivable from ESOP                             (7,665)     (7,665)
     TOTAL SHAREHOLDERS' EQUITY                   197,925     189,697

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $357,362    $337,360

See Notes to Condensed Consolidated Financial Statements.


              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  DONALDSON COMPANY, INC. AND SUBSIDIARIES

                             (Thousands of Dollars)

                                  (Unaudited)

                                                            Six Months Ended
                                                               January 31
                                                           1995          1994
OPERATING ACTIVITIES

 Net Earnings                                            $ 17,190    $ 16,005
 Adjustments to Reconcile Net Earnings to
  Net Cash Provided by Operating Activities:
  Depreciation and Amortization                             8,638       7,761
  Property, Plant and Equipment Write Down                  2,467          --
  Cumulative Effect of Accounting Change                       --      (2,206)
  Changes in Operating Assets and Liabilities              (4,191)     (5,206)
  Other                                                     2,351      (2,973)
                                                           26,455      13,381
INVESTING ACTIVITIES

 Net Expenditures on PP&E                                 (13,069)     (9,256)
 Dividends from Affiliate                                      --       2,050
                                                          (13,069)     (7,206)

FINANCING ACTIVITIES

 Purchase of Treasury Stock                                (5,314)     (5,600)
 Net Increase in Debt                                       9,622       2,633
 Dividends Paid                                            (3,692)     (2,989)
 Other                                                        121         403
                                                              737      (5,553)

Effect of Exchange Rate Changes on Cash                       276      (1,055)

Increase(Decrease) in Cash and Cash Equivalents            14,399        (433)

Cash and Cash Equivalents-Beginning of Year                22,945      32,110

Cash and Cash Equivalents-End of Period                  $ 37,344    $ 31,677




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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

A. Financial Condition

Positive cash flow in the second quarter totaled $8.1 million; for the year-to-date, positive cash flow totaled $14.4 million. Strong operating earnings continue to more than cover new plant and equipment expenditures and increased working capital requirements related to higher sales levels. Capital expenditures for the year are higher than last year due to the expansion of the Stevens Point facility and the addition of a new product line at the Cresco facility. Dividend payments totaled $1.8 million in the second quarter and $3.7 million for the year-to-date. $.2 million of treasury stock was repurchased in the second quarter.

At the end of the second quarter, the Company held $37.3 million in cash and cash equivalents. Cash balances net of short-term debt and current maturities of long-term debt totaled $10.6 million at the end of the second quarter, up from $8.0 million at the end of the prior quarter. Long-term debt, totalling $15.9 million at quarter-end, represented 7.4 percent of total long-term capital, essentially unchanged from 7.6 percent at the end of the prior quarter.

B. Results of Operations

Second quarter net sales of $168.9 million were up nearly 25 percent from prior-year sales of $135.6 million. Second quarter net earnings of $7.7 million, or 29 cents per share, were up 23 percent from last year's earnings of $6.2 million, or 23 cents per share. Worldwide net sales of engine products totaled $112.5 million in the second quarter of 1995, up 26 percent from the same period last year. Worldwide net sales of industrial products totaled $56.4 million in the most recent quarter, up 22 percent from last year. Sales increases have been recorded for all product lines in all markets, with the exception of the Gas Turbine Systems business which has been flat relative to last year.

         Gross margins of 28.1 percent in the second quarter were essentially unchanged from the prior year. For the year-to-date, gross margins of 27.8 percent were slightly lower than the prior year, primarily due to charges taken in the first quarter to provide for the residual net book value of certain production lines at two of the Company's plants. Going forward, margins are expected to remain close to the second quarter level as increased raw material prices are recovered through operating efficiencies and modest price increases.

Operating expenses as a percentage of sales were 19.5 percent in the second quarter and 18.9 percent for the year-to-date period. These expense levels, as a percentage of sales, were below the unusually high prior-year levels when warranty reserves were increased related to the diesel particulate trap product, the production of which has been discontinued.

Net other expenses totaled $1.4 million in the second quarter of 1995 compared to net other income of $.8 million in the second quarter of 1994. The $2.2 million change is due to lower joint venture income relative to the year ago period and increases in other miscellaneous expenses.

Total backlogs of $196.0 million were up 35 percent relative to the same period last year and 9 percent from the prior quarter end. Hard order backlogs -- goods scheduled for delivery in 90 days -- of $123.5 million were up 29 percent from the same period last year and up 5 percent from the first quarter.


                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security holders

          (a) The Annual meeting of shareholders of Registrant was held on November 18, 1994. A total of 26,510,661 shares were outstanding and entitled to vote at the meeting.

          (b)  Not Applicable.

          (c) Of the total outstanding 1,900,822 shares were general abstentions and broker nonvotes resulting in a shareholder vote as follows:

               (i)  Election of Directors:

                    Name of Nominee                    Vote Tabulation
                                                     For          Withheld
                    Michael R. Bonsignore          24,075,596      534,243
                    Jack W. Eugster                24,067,994      541,845
                    William G. Van Dyke            24,036,495      573,344
                    C. Angus Wurtele               24,013,855      595,984

              (ii)  Approved the Annual Cash Bonus Plan with the following vote:
                    For - 20,785,443; Against - 3,139,758; Abstaining - 684,638.

             (iii) Ratified selection of Ernst & Young LLP as Registrant's independent public auditors for the fiscal year ending July 31, 1995 with the following vote: For - 24,330,837; Against
                    - 113,101; Abstaining - 165,901.

          (d)  Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibit Index

               None

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended January 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           DONALDSON COMPANY, INC.
                                                 (Registrant)

Date    3/14/95                        By /s/James R. Giertz
                                          James R. Giertz
                                          Vice President-
                                          Chief Financial Officer

Date    3/14/95                        By /s/Raymond F. Vodovnik
                                          Raymond F. Vodovnik
                                          Vice President-Legal