Form 10-Q
period 1995-04-30
DONALDSON CO INC
filed 1995-06-13
CIK 29644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended April 30, 1995

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

Common Stock, $5 Par Value -- 26,254,269 shares as of May 31, 1995



                     PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements.

                 CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                (Thousands of Dollars Except Per Share Amounts)
                               (Unaudited)

                                             Three Months Ended           Nine Months Ended
                                                  April 30                     April 30
                                       ----------------------------   ----------------------------
                                               1995            1994            1995           1994
                                       ------------    ------------    ------------   ------------
Net Sales                              $    186,764    $    153,930    $    519,800   $    432,025
Cost of Sales                               133,058         111,793         373,378        311,448
                                       ------------    ------------    ------------   ------------
Gross Margin                                 53,706          42,137         146,422        120,577
Operating Expenses                           33,667          26,764          96,464         82,600
Other (Income) Expense                         (434)           (599)            497         (1,369)
Interest Expense                                973             738           2,501          2,209
                                       ------------    ------------    ------------   ------------
Earnings Before Income Taxes                 19,500          15,234          46,960         37,137
Income Taxes                                  8,044           5,525          18,314         13,629
                                       ------------    ------------    ------------   ------------
Earnings Before Cumulative Effect
 of Accounting Change                        11,456           9,709          28,646         23,508
Cumulative Effect of Accounting
 Change                                        --              --              --            2,206
                                       ------------    ------------    ------------   ------------

Net Earnings                           $     11,456    $      9,709    $     28,646   $     25,714
                                       ============    ============    ============   ============

Average Shares and
 Equivalents Outstanding
 During Period                           26,615,154      27,347,817      26,650,793     27,409,417
                                       ============    ============    ============   ============

Earnings Per Share Before Cumulative
 Effect of Accounting Change           $        .43    $        .36    $       1.07   $        .86
Cumulative Effect of Accounting
 Change                                        --              --              --              .08
                                       ------------    ------------    ------------   ------------

Net Earnings Per Share                 $        .43    $        .36    $       1.07   $        .94
                                       ============    ============    ============   ============

Dividends Paid Per Share               $        .07    $        .07    $        .21   $        .18
                                       ============    ============    ============   ============



   See Notes to Condensed Consolidated Financial Statements.

          CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                   DONALDSON COMPANY, INC. AND SUBSIDIARIES
                             (Thousands of Dollars)
                                  (Unaudited)
                                                April 30,    July 31,
                                                     1995        1994
ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                      $ 37,281    $ 22,945
  Accounts Receivable, Net                        138,457     122,167
  Inventories
    Materials                                      31,500      27,430
    Work in Process                                 9,785       8,521
    Finished Products                              27,899      24,294
                                                 --------    --------
     Total Inventories                             69,184      60,245
  Other                                             8,116      14,951
                                                 --------    --------
     TOTAL CURRENT ASSETS                         253,038     220,308

Property, Plant and Equipment, at Cost            287,187     258,923
Less Accumulated Depreciation                     178,459     159,364
                                                 --------    --------
    Property, Plant and Equipment, Net            108,728      99,559
Other Assets                                       20,863      17,493
                                                 --------    --------

     TOTAL ASSETS                                $382,629    $337,360
                                                 ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-Term Debt                                $ 18,273    $ 14,073
  Current Maturities of Long-Term Debt              6,257       2,883
  Trade Accounts Payable                           51,802      44,541
  Accrued Employee Compensation & Related Taxes    22,780      19,755
  Other Current Liabilities                        32,324      34,505
                                                 --------    --------
     TOTAL CURRENT LIABILITIES                    131,436     115,757
Long-Term Debt                                     12,519      16,028
Deferred Income Taxes                               5,510       2,248
Other Long-Term Liabilities                        19,464      13,630
SHAREHOLDERS' EQUITY
  Preferred Stock, $1 par value,
    1,000,000 shares authorized, no shares issued       -           -
  Common Stock, $5 par value,
    40,000,000 shares authorized,
    27,063,407 issued on April 30, 1995
    and July 31, 1994                             135,317     135,317
  Capital Surplus                                      52           -
  Retained Earnings                                88,117      65,654
  Cumulative Translation Adjustment                14,321       8,244
  Treasury Stock - 770,574 and 552,951 shares,
    at cost                                       (16,442)    (11,853)
  Receivable from ESOP                             (7,665)     (7,665)
                                                 --------    --------
     TOTAL SHAREHOLDERS' EQUITY                   213,700     189,697
                                                 --------    --------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $382,629    $337,360
                                                 ========    ========


See Notes to Condensed Consolidated Financial Statements.


              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  DONALDSON COMPANY, INC. AND SUBSIDIARIES
                             (Thousands of Dollars)
                                  (Unaudited)

                                                 Nine Months Ended
                                                      April 30

                                                  1995          1994
                                                  ----          ----
OPERATING ACTIVITIES
 Net Earnings                                    $ 28,646    $ 25,714
 Adjustments to Reconcile Net Earnings to
    Net Cash Provided by Operating Activities:
  Depreciation and Amortization                    14,073      11,612
  Property, Plant and Equipment Write Down          2,392       2,200
  Cumulative Effect of Accounting Change             --        (2,206)
  Changes in Operating Assets and Liabilities      (4,723)     (8,417)
  Other                                             3,832      (4,389)
                                                 --------    --------
                                                   44,220      24,514
INVESTING ACTIVITIES
 Net Expenditures on PP&E                         (17,171)    (14,547)
 Business Acquisitions, Net of Cash Acquired       (2,417)       --
 Dividends from Affiliate                            --         2,850
                                                 --------    --------
                                                  (19,588)    (11,697)

FINANCING ACTIVITIES
 Purchase of Treasury Stock                        (5,453)     (9,994)
 Dividends Paid                                    (5,534)     (4,886)
 Net Increase in Debt                                 272       4,094
 Other                                                139         378
                                                 --------    --------
                                                  (10,576)    (10,408)

Effect of Exchange Rate Changes on Cash               280      (1,761)
                                                 --------    --------

Increase in Cash and Cash Equivalents              14,336         648

Cash and Cash Equivalents-Beginning of Year        22,945      32,110
                                                 --------    --------

Cash and Cash Equivalents-End of Period          $ 37,281    $ 32,758
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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


A.       Financial Condition

Positive cash flow totaled $14.3 million through the first nine months of this year; cash inflows essentially balanced cash outflows in the third quarter. Operating cash flows have increased this year due to higher net earnings and non-cash expenses and smaller increases in working capital requirements. This higher level of cash flows easily covered a relatively high capital spending program this year as well as the acquisition of the remaining interest in our Mexican operation (DMP). DMP was previously a joint venture owned 50% by Donaldson Company, Inc. Dividend payments totaled $1.8 million in the third quarter and $5.5 million for the year-to-date. Treasury stock repurchases totaled $0.1 million in the third quarter and $5.5 million for the year-to-date.

At the end of the third quarter, the Company held $37.3 million in cash and cash equivalents. Cash balances net of short-term debt and current maturities of long-term debt totaled $12.8 million, up from $10.6 million at the end of the second quarter. Long-term debt of $12.5 million at quarter-end, represented 5.5 percent of total long-term capital, down from 7.4 percent at the end of last quarter. Long-term debt declined in the quarter as the Company decided to prepay a $3.4 million 11 1/8% note on June 1, 1995. This debt was reclassified to a current liability at April 30, 1995.


B.       Results of Operations

         For the third quarter ended April 30, 1995, net sales increased 21 percent to $186.8 million from $153.9 million in the same period last year. Net earnings of $11.5 million were up 18 percent from prior-year earnings of $9.7 million. Earnings per share of 43 cents were up 19 percent compared to 36 cents last year.

         Revenue increases continue to be broad-based; healthy gains have been achieved across all product lines and all major geographic segments. Worldwide net sales of engine products totaled $123.8 million in the third quarter of 1995, up 21 percent from the same period last year. Worldwide net sales of industrial products totaled $63.0 million in the most recent quarter, up 23 percent from last year.

         Gross margins of 28.8 percent in the third quarter were significantly higher than the same period last year. This improvement reflects manufacturing efficiencies achieved from higher operating levels this year. In addition, asset write-offs related to our Brazilian operation depressed last year's results. For the year-to-date period, gross margins of 28.2 percent compare favorably to last year. Although our manufacturing costs continue to rise faster than our rate of price increases, we believe that current margin levels are sustainable through higher productivity.

         Operating expenses as a percent of sales were 18.0 percent in the third quarter, slightly above the comparable period last year. For the year-to-date period, operating expenses were 18.6 percent of sales, slightly lower than last year. This improvement primarily reflects the unusually high levels of warranty expense incurred last year related to the diesel particulate trap product, which is no longer in production.

         Total backlogs of $205.0 million were up 35 percent from the same period last year and 5 percent from the end of the second quarter. Hard order backlogs - goods scheduled for delivery in 90 days - of $123.1 million were up 21 percent from last year, unchanged from the end of the second quarter. Although the rapid buildup of backlogs has abated, the current backlogs stand at a historically high level, an encouraging indicator of future sales prospects.

                           PART II. OTHER INFORMATION


Item 6.  - Exhibits and Reports on Form 8-K

           (a)        Exhibit Index

                      Exhibit 27 - Financial Data Schedule (For SEC use only).

           (b)        Reports on Form 8-K.

                      No reports on Form 8-K were filed during the quarter ended April 30, 1995.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DONALDSON COMPANY, INC.
                                        (Registrant)




Date    6/9/95                     By /s/James R. Giertz
                                       James R. Giertz
                                       Vice President -
                                       Chief Financial Officer


Date    6/9/95                     By /s/Raymond F. Vodovnik
                                       Raymond F. Vodovnik
                                       Vice President-Legal