Form 10-K
period 1995-07-31
DONALDSON CO INC
filed 1995-10-27
CIK 29644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 1995

Commission File Number 1-7891

                            DONALDSON COMPANY, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                           41-0222640
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

              1400 West 94th Street, Minneapolis, Minnesota 55431
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code (612) 887-3131

          Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange
           Title of Each Class                  on Which Registered
        Common Stock, $5 Par Value            New York Stock Exchange
      Preferred Stock Purchase Rights         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on September 29, 1995 was $604,955,750.

The shares of Common Stock outstanding as of September 29, 1995 were 25,954,964.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1995 Annual Report to Shareholders of the registrant: Parts I and II.

Portions of the Proxy Statement for the 1995 annual shareholders meeting: Part III.

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

     The Company's business is not considered to be seasonal. Its principal products are distributed through multiple channels and primarily sold into these channels through a direct sales force. Principal methods of competition are price, geographic coverage, service and product performance. The Company estimates it has more than 20 competitors in the sale of filtration products and less than 10 competitors in the sale of acoustical products.

     The table below shows the percentage of total net sales contributed by the principal classes of similar products for each of the last three fiscal years:

                                           Year Ended July 31
                                       1995       1994       1993
     Air cleaners, filtration
      devices and accessories           67%        67%        68%
     Acoustical products                11%        11%        11%
     Other                              22%        22%        21%

RAW MATERIALS

     The Company experienced no significant or unusual problems in the purchase of raw materials or commodities. Donaldson has more than one source of raw materials essential to its business. The Company is not required to carry significant amounts of inventory to meet rapid delivery demands or secure supplier allotments.

PATENTS AND TRADEMARKS

     The Company owns various patents and trademarks which it considers in the aggregate to constitute a valuable asset. However, it does not regard the validity of any one patent or trademark as being of material importance.

MAJOR CUSTOMER

     Approximately 12.5 percent of the Company's 1995 sales were made to Caterpillar Inc. and subsidiaries ("Caterpillar"). Caterpillar has been a customer of the Company for many years and they purchase several models and types of products for a variety of applications. Sales to the U.S. Government do not constitute a material portion of the Company's business.


BACKLOG

     At August 31, 1995, the backlog of orders expected to be delivered within 90 days was $135,038,000. The backlog at August 31, 1994 was $111,147,000.

RESEARCH AND DEVELOPMENT

     During 1995 the Company spent $14,487,000 on research and development activities relating to the development of new products or improvements of existing products or manufacturing processes. The Company spent $10,873,000 in 1994 and $11,364,000 in 1993 on research and development activities. Essentially all commercial research and development is Company sponsored.

ENVIRONMENTAL MATTERS

     The Company does not anticipate any material effect on its capital expenditures, earnings or competitive position due to compliance with government regulations involving environmental matters.

EMPLOYEES

     The Company employed 5,038 persons in worldwide operations as of July 31, 1995.

GEOGRAPHIC AREAS

     Note J of the Notes to Consolidated Financial Statements on page 29 in the 1995 Annual Report to Shareholders contains information regarding the Company's geographic areas and is incorporated herein by reference.

Item 2.  PROPERTIES

     The Company's principal office and research facilities are located in Bloomington, a suburb of Minneapolis, Minnesota. European administrative and engineering offices are located in Leuven, Belgium.

     Manufacturing activities are carried on in ten plants in the United States, two in Japan and one each in Australia, Brazil, United Kingdom, Hong Kong, South Africa, Italy, Belgium, Mexico, India and Germany. The inside back cover of the 1995 Annual Report to Shareholders lists U.S. plant locations and is incorporated herein by reference. Note J on page 29 of the 1995 Annual Report to Shareholders presents identifiable assets by geographic area and is incorporated herein by reference.

     The Company is a lessee under several long-term leases. These leases provide for options to purchase the facilities at the end of the lease term and have been capitalized.

     The Company's properties are considered to be suitable for their present purposes, well maintained and in good operating condition.

Item 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company's business.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not applicable.

     EXECUTIVE OFFICERS OF THE REGISTRANT

     Current information regarding executive officers is presented below. All terms of office are for one year. There are no arrangements or understandings between individual officers and any other person pursuant to which he was selected as an officer.

                                                              First Year Elected
                                                                 or Appointed as
Name                       Age      Positions and Offices Held       an Officer

William A. Hodder           64      Chairman, Chief Executive          1973
                                            Officer and Director

William G. Van Dyke         50      President, Chief Operating         1979
                                            Officer and Director

Erland D. Anderson          54      Vice President, Corporate          1978
                                            Technology

William M. Cook             42      Vice President, Commercial         1994
                                            and Industrial

Edmund C. Craft             55      Vice President, Engine             1985
                                            Aftermarket

James R. Giertz             38      Vice President and Chief           1994
                                            Financial Officer

Nickolas Priadka            49      Vice President, OE Engine          1989

Lowell F. Schwab            47      Vice President, Operations         1994

John E. Thames              45      Vice President, Human Resources    1989

Thomas A. Windfeldt         46      Vice President and Controller      1985

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

                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The information in the sections "NYSE Listing," and "Quarterly Financial Information (Unaudited)" on page 31, and restrictions on payment of dividends in Note D, page 25 of the 1995 Annual Report to Shareholders is incorporated herein by reference. As of September 29, 1995, there were approximately 1,500 shareholders of record of Common Stock.

     The high and low sales prices for registrant's common stock for each full quarterly period during 1995 and 1994 are as follows:

                First              Second           Third            Fourth
               Quarter             Quarter         Quarter           Quarter
1995         $20 7/8- 26       $20 7/8-24 1/4    $22 1/2-25 3/4    $24 1/8-28
1994         $18 1/4-21 5/8    $20 - 23 3/4      $21 7/8-25 1/4    $20-26 1/8

Item 6.  SELECTED FINANCIAL DATA

     The information for the years 1991 through 1995 on pages 32 and 33 of the 1995 Annual Report to Shareholders is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth in the section "Management's Discussion and Analysis" on pages 17 through 19 of the 1995 Annual Report to Shareholders is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 20 through 29, and the Quarterly Financial Information (Unaudited) on page 31 of the 1995 Annual Report to Shareholders is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - Not applicable.


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the captions "Nominees For Election" and "Directors Continuing In Office" on pages 3 and 4 and under the heading "Compliance With
Section 16 (a) of the Securities Exchange Act of 1934" on page 10 of the Company's definitive proxy statement dated October 16, 1995 is incorporated herein by reference. Information about the executive officers of the Company is set forth in Part I of this report.

Item 11. EXECUTIVE COMPENSATION

     The information under "Director Compensation" on page 4 and in the section "Executive Compensation" on pages 5 through 9, the "Pension Plan Table" on page 10 and under the caption "Change-in-Control Arrangements" on page 11 of the Company's definitive proxy statement dated October 16, 1995, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information in the section "Security Ownership" on pages 1 and 2 of the Company's definitive proxy statement dated October 16, 1995, is incorporated herein by reference.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Not applicable.


                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Documents filed with this report:

          (1)  Financial Statements -

               Consolidated Statements of Financial Position--July 31, 1995 and 1994 (incorporated by reference from page 21 of the 1995 Annual Report to Shareholders)

               Consolidated Statements of Earnings--years ended July 31, 1995, 1994 and 1993 (incorporated by reference from page 20 of the 1995 Annual Report to Shareholders)

               Consolidated Statements of Cash Flows--years ended July 31, 1995, 1994 and 1993 (incorporated by reference from page 22 of the 1995 Annual Report to Shareholders)

               Consolidated Statements of Changes in Shareholders' Equity--years ended July 31, 1995, 1994 and 1993 (incorporated by reference from page 23 of the 1995 Annual Report to Shareholders)

               Notes to Consolidated Financial Statements (incorporated by reference from pages 24 through 29 of the 1995 Annual Report to Shareholders)

               Report of Independent Auditors (incorporated by reference from page 30 of the 1995 Annual Report to Shareholders).

          (2)  Financial Statement Schedules -

               Schedule II Valuation and qualifying accounts

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

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed for the three months ended July 31, 1995.


Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DONALDSON COMPANY, INC.
                                             (Registrant)

Date:  October 27, 1995                      By  /s/ Raymond F. Vodovnik
                                                 Raymond F. Vodovnik
                                                 Vice President-Legal

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/   William A. Hodder             Chairman, Chief Executive
      William A. Hodder          Officer and Director

/s/   James R. Giertz               Vice President and Chief
      James R. Giertz                    Financial Officer

/s/   Thomas A. Windfeldt           Vice President and Controller
      Thomas A. Windfeldt

/s/   William G. Van Dyke           President, Chief Operating
      William G. Van Dyke               Officer and Director

     *A. Gary Ames                  Director
      A. Gary Ames

     *F. Guillaume Bastiaens        Director
      F. Guillaume Bastiaens

     *Michael R. Bonsignore         Director
      Michael R. Bonsignore

     *Jack W. Eugster               Director
      Jack W. Eugster

     *Kendrick B. Melrose           Director
      Kendrick B. Melrose

     *S. Walter Richey              Director
      S. Walter Richey

     *Stephen W. Sanger             Director
      Stephen W. Sanger

     *G. Angus Wurtele              Director
      G. Angus Wurtele

*By  /s/Raymond F. Vodovnik         Date:  October 27, 1995
        Raymond F. Vodovnik

* As attorney-in-fact



                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                             (Thousands of Dollars)


         COL. A                    COL. B              COL. C                   COL. D        COL. E

                                                      Additions
                                  Balance at   Charged to                                   Balance at
                                  Beginning    Costs and    Charged to                        End of
      Description                 of Period    Expenses     Other Accounts    Deductions      Period

Year ended July 31, 1995:
  Allowance for doubtful
    accounts deducted from
    accounts receivable             $3,443       $ 940         $ 111(A)       $ (537)(B)     $3,957


Year ended July 31, 1994:
  Allowance for doubtful
    accounts deducted from
    accounts receivable             $2,802       $ 949         $  28(A)       $ (336)(B)     $3,443


Year ended July 31, 1993:
  Allowance for doubtful
    accounts deducted from
    accounts receivable             $2,594       $ 409         $(185)(A)       $ (16)(B)     $2,802


Note A--Foreign currency translation losses (gains) recorded directly to retained earnings.

Note B--Bad debts charged to allowance, net of recoveries.



                                 EXHIBIT INDEX
                           ANNUAL REPORT ON FORM 10-K

         *  3-A -   Certificate of Incorporation of Registrant as
                    currently in effect (Filed as Exhibit 3-a to 1993
                    Form 10-K Report)

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

           10-A -   Annual Cash Bonus

         * 10-B - Supplementary Retirement Agreement with William A. Hodder (Filed as Exhibit 10-B to 1993 Form 10-K Report)

         * 10-C - 1980 Master Stock Compensation Plan as Amended (Filed as Exhibit 10-C to 1993 Form 10-K Report)

           10-D - Form of Performance Award Agreement under 1991 Master Stock Compensation Plan

         * 10-E - Copy of Phantom Stock Plan (Filed as exhibit 10-E to 1991 Form 10-K Report)

         * 10-F - Deferred Compensation Plan for Non-employee Directors as amended (Filed as Exhibit 10-F to 1990 Form 10-K Report)

         * 10-G - Form of "Change in Control" Agreement with key employees as amended (Filed as Exhibit 10-F to 1990 Form 10-K Report)

           10-H -   Independent Director Retirement and Benefit Plan as amended

         * 10-I - Excess Benefit Plan (Filed as Exhibit 10-I to 1989 Form 10-K Report)

         * 10-J -   Copy of Supplementary Executive Retirement
                    Plan (Filed as Exhibit 10-J to 1991 Form 10-K Report)

           10-K -   1991 Master Stock Compensation Plan as amended

         * 10-L - Form of Restricted Stock Award under 1991 Master Stock Compensation Plan. (Filed as Exhibit 10-L to 1992 Form 10-K Report)

         * 10-M - Form of Agreement to Defer Compensation for certain Executive Officers (Filed as Exhibit 10-M to 1993 Form 10-K Report)

           10-N -   Stock Option Program for Nonemployee Directors as amended

           11   -   Statement re computation of per share earnings

           13   -   Portions of Registrant's Annual Report to Shareholders for
                    the year ended July 31, 1995

           21   -   Subsidiaries ("Wholly Owned Subsidiaries" and "Joint
                    Ventures" on the inside back cover of the 1995 Annual Report to Shareholders is incorporated by reference)

           23   -   Consent of Independent Auditors

           24   -   Powers of Attorney

           27   -   Financial Data Schedule

           99   -   Annual Report of Employees' Retirement Savings Plan on Form
                    11-K for year ended July 31, 1995


* Exhibit has heretofore been filed with the Securities and Exchange Commission and is incorporated herein by reference as an exhibit.

** Pursuant to the provisions of Regulation S-K Item 601(b)(4)(iii)(A) copies of instruments defining the rights of holders of certain long-term debts of Registrant and its subsidiaries are not filed and in lieu thereof Registrant agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

Note: Exhibits have been furnished only to the Securities and Exchange Commission. Copies will be furnished to individuals upon request and payment of $20 representing Registrant's reasonable expense in furnishing such exhibits.