Form 10-Q
period 1995-10-31
DONALDSON CO INC
filed 1995-12-14
CIK 29644

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For the period ended October 31, 1995

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

Common Stock, $5 Par Value --  25,815,087 shares as of November 30, 1995
------------------------------------------------------------------------


                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                  CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                 (Thousands of Dollars Except Per Share Amounts)
                                   (Unaudited)

                                  Three Months Ended
                                       October 31
                                  1995            1994
                                --------        --------

Net Sales                      $   188,867   $    164,175
Cost of Sales                      134,968        118,842
                               -----------   ------------
Gross Margin                        53,899         45,333
Operating Expenses                  36,246         29,836
Other Expense (Income)                 333           (422)
Interest Expense                       711            783
                               -----------   ------------
Earnings Before Income Taxes        16,609         15,136
Income Taxes                         6,478          5,631
                               -----------   ------------
Net Earnings                   $    10,131   $      9,505
                               ===========   ============


Average Shares and
   Equivalents Outstanding
   During Period                26,251,614     26,795,987
                               ===========   ============

Net Earnings per Share         $       .39   $        .35
                               ===========   ============


Dividends Paid Per Share       $       .07   $        .07
                               ===========   ============


See Notes to Condensed Consolidated Financial Statements.




             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                 October 31,    July 31,
                                                                     1995        1995
                                                                 -----------    --------
ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                                       $  28,213    $  28,565
  Accounts Receivable, Net                                          143,086      137,155
  Inventories
         Materials                                                   30,291       32,225
         Work in Process                                             11,451       12,168
         Finished Products                                           27,359       29,035
                                                                    --------    --------
       Total Inventories                                             69,101       73,428
  Prepaids and Other Current Assets                                   8,167        8,756
                                                                    --------    --------
             TOTAL CURRENT ASSETS                                   248,567      247,904
  Property, Plant and Equipment, at Cost                            288,704      292,192
  Less Accumulated Depreciation                                     178,897      181,552
                                                                    --------    --------
         Property, Plant and Equipment, Net                         109,807      110,640
  Other Assets                                                       21,897       22,498
                                                                    --------    --------
           TOTAL ASSETS                                           $ 380,271    $ 381,042
                                                                    ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Short-Term Debt                                               $  21,269    $  17,802
    Current Maturities of Long-Term Debt                              3,079        2,998
    Trade Accounts Payable                                           54,308       53,576
    Accrued Employee Compensation & Related Taxes                    20,918       23,114
    Other Current Liabilities                                        26,503       26,257
                                                                   --------    --------
           TOTAL CURRENT LIABILITIES                                126,077      123,747
    Long-Term Debt                                                   13,593       10,167
    Deferred Income Taxes                                             5,232        5,233
    Other Long-Term Liabilities                                      19,803       20,722
SHAREHOLDERS' EQUITY
     Preferred Stock, $1 par value,
      1,000,000 shares authorized, no shares issued                    --           --
     Common Stock, $5 par value,  40,000,000 shares authorized,
      27,063,407 issued on October 31, 1995 and July 31, 1995       135,317      135,317
     Capital Surplus                                                  4,074        2,639
     Retained Earnings                                              102,060       93,746
     Cumulative Translation Adjustment                                8,593       14,824
     Treasury Stock - 1,243,376 and 878,243 shares, at cost         (29,228)     (20,103)
     Receivable from ESOP                                            (5,250)      (5,250)
                                                                  ---------     --------
           TOTAL SHAREHOLDERS' EQUITY                               215,566      221,173
                                                                  ---------     --------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 380,271    $ 381,042
                                                                  =========     ========


See Notes to Condensed Consolidated Financial Statements.


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                             (Thousands of Dollars)
                                   (Unaudited)


                                                        Three Months Ended
                                                             October 31
                                                           1995        1994
                                                         --------    --------

OPERATING ACTIVITIES
     Net Earnings                                        $ 10,131    $  9,505
     Adjustments to Reconcile Net Earnings to
         Net Cash Provided by Operating Activities:
           Depreciation and Amortization                    5,127       4,174
           Property, Plant and Equipment Write-down           330       2,247
           Changes in Operating Assets and Liabilities     (5,215)     (2,363)
           Other                                              680         749
                                                         --------    --------
                                                           11,053      14,312
INVESTING ACTIVITIES
 Net Expenditures on PP&E                                  (7,123)     (5,570)

FINANCING ACTIVITIES
 Purchase of Treasury Stock                                (9,175)     (5,162)
 Net Change in Debt                                         7,376       3,649
 Dividends Paid                                            (1,818)     (1,850)
 Other                                                        122         (46)
                                                         --------    --------
                                                           (3,495)     (3,409)

Effect of Exchange Rate Changes on Cash                      (787)        973
                                                         --------    --------

(Decrease)Increase in Cash and Cash Equivalents              (352)      6,306
Cash and Cash Equivalents-Beginning of Year                28,565      22,945
                                                         --------    --------

Cash and Cash Equivalents-End of Period                  $ 28,213    $ 29,251
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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

A.   Financial Condition


During the first quarter of fiscal 1996, $11.1 million of cash and cash equivalents was generated from operating activities and $7.4 million of cash was obtained from additional borrowings. These cash inflows were used to support $7.1 million of capital expenditures, $9.2 million of treasury stock purchases and $1.8 million of dividend payments. Cash and cash equivalents decreased $.4 million during the first quarter.

At the end of the first quarter, the Company held $28.2 million in cash and cash equivalents. Cash balances net of short-term debt and current maturities of long-term debt totaled $3.9 million, down from $7.8 million at the end of Fiscal 1995. Long-term debt of $13.6 million at October 31, 1995, represented 5.9 percent of total long-term capital, up from 4.4 percent at the end of last quarter.

B. Results of Operations

For the first quarter ended October 31, 1995, net sales increased 15 percent to $188.9 million from $164.2 million in the same period last year. Net earnings of $10.1 million were up 7 percent from prior-year earnings of $9.5 million. Earnings per share of 39 cents were up 11 percent compared to 35 cents last year.

Revenue increases continue to be broad-based; healthy gains have been recorded across all markets and geographic segments. Worldwide net sales of engine products totaled $123.1 million in the first quarter of 1996, up 10 percent from the same period last year. Worldwide net sales of industrial products totaled $65.8 million, up 27 percent from last year.

Gross margins were 28.5 percent in the first quarter of 1996 compared to 27.6 in the same period last year. The increase primarily related to a $1.8 million charge in the prior year against cost of sales for the residual net book value of certain production lines which depressed last year's results. Excluding the $1.8 million charge, fiscal 1995 margins would have been 28.7 percent.

Operating expenses as a percent of sales were 19.2 percent in the first quarter, 1 point above the comparable period last year. The increase is primarily due to higher research and development spending in fiscal 1996. In addition, last year's first quarter operating expense level of 18.2 percent was low compared to the 18.8 percent recorded for all of fiscal 1995.

Hard order backlogs - goods scheduled for delivery in 90 days - of $124.3 million were up 6 percent from last year primarily due to increased orders in the worldwide off-road market. Hard order backlogs are down 7 percent from July 31, 1995 primarily due to a decline in gas turbine backlog caused by strong first quarter sales and generally soft market conditions.


                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security holders

     (a) The Annual meeting of shareholders of Registrant was held on November 17, 1995. A total of 25,954,964 shares were outstanding and entitled to vote at the meeting.

     (b)  Not Applicable

     (c) Of the total outstanding 2,868,681 shares were general abstentions and broker nonvotes resulting in a shareholder vote as follows:

           (i) Election of Directors:

                                        Vote Tabulation
               Name of Nominee         For       Withheld
               William A. Hodder     22,495,727   590,556
               Kendrick B. Melrose   22,623,355   462,928
               Stephen W. Sanger     22,612,657   473,626

          (ii) Ratified selection of Ernst & Young LLP as Registrant's independent public auditors for the fiscal year ending July 31, 1996, with the following vote: For - 22,820,297; Against - 85,738; Abstaining - 180,248.

     (d)  Not Applicable.


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibit Index

          None

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended October 31, 1995.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DONALDSON COMPANY, INC.
                                            (Registrant)

Date 12/13/95                               By /s/James R. Giertz
                                               James R. Giertz
                                               Vice President - Chief
                                               Financial Officer


Date 12/13/95                               By /s/Raymond F. Vodovnik
                                               Raymond F. Vodovnik
                                               Vice President-Legal