Form 10-Q
period 1996-01-31
DONALDSON CO INC
filed 1996-03-14
CIK 29644

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended January 31, 1996

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

Common Stock, $5 Par Value -- 25,640,935 shares as of February 29, 1996



                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                  CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                 (Thousands of Dollars Except Per Share Amounts)
                                   (Unaudited)

                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                      JANUARY 31                  JANUARY 31
                                  1996          1995          1996           1995
                               -----------   -----------   -----------   -----------

Net Sales                      $   182,165   $   168,861   $   371,032   $   333,036
Cost of Sales                      129,726       121,478       264,694       240,320
                               -----------   -----------   -----------   -----------
Gross Margin                        52,439        47,383       106,338        92,716
Operating Expenses                  35,999        32,961        72,245        62,797
Other Expense                           87         1,353           420           931
Interest Expense                       665           745         1,376         1,528
                               -----------   -----------   -----------   -----------
Earnings Before Income Taxes        15,688        12,324        32,297        27,460
Income Taxes                         6,441         4,639        12,919        10,270
                               -----------   -----------   -----------   -----------
Net Earnings                   $     9,247   $     7,685   $    19,378   $    17,190
                               ===========   ===========   ===========   ===========


Average Shares and
   Equivalents Outstanding
   During Period                26,055,226    26,541,012    26,119,924    26,668,500
                               ===========   ===========   ===========   ===========

Net Earnings Per Share         $       .35   $       .29   $       .74   $       .64
                               ===========   ===========   ===========   ===========


Dividends Paid Per Share       $       .07   $       .07   $       .14   $       .14
                               ===========   ===========   ===========   ===========


See Notes to Condensed Consolidated Financial Statements.



             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                             (Thousands of Dollars)
                                   (Unaudited)


                                                             JANUARY 31,    JULY 31,
                                                                 1996        1995
                                                              ---------    ---------
ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                                   $  27,613    $  28,565
  Accounts Receivable, Net                                      138,417      137,155
  Inventories
         Materials                                               29,480       32,225
         Work in Process                                         11,132       12,168
         Finished Products                                       26,562       29,035
                                                              ---------    ---------
       Total Inventories                                         67,174       73,428
  Prepaids and Other Current Assets                              18,963        8,756
                                                              ---------    ---------
             TOTAL CURRENT ASSETS                               252,167      247,904
  Property, Plant and Equipment, at Cost                        292,188      292,192
  Less Accumulated Depreciation                                 180,976      181,552
                                                              ---------    ---------
         Property, Plant and Equipment, Net                     111,212      110,640
  Other Assets                                                   21,397       22,498
                                                              ---------    ---------
           TOTAL ASSETS                                       $ 384,776    $ 381,042
                                                              =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Short-Term Debt                                           $  17,560    $  17,802
    Current Maturities of Long-Term Debt                          2,973        2,998
    Trade Accounts Payable                                       59,278       53,576
    Accrued Employee Compensation & Related Taxes                20,539       23,114
    Other Current Liabilities                                    30,596       26,257
                                                              ---------    ---------
           TOTAL CURRENT LIABILITIES                            130,946      123,747
    Long-Term Debt                                               13,697       10,167
    Deferred Income Taxes                                         5,232        5,233
    Other Long-Term Liabilities                                  20,834       20,722
SHAREHOLDERS' EQUITY
  Preferred Stock, $1 par value,
        1,000,000 shares authorized, no shares issued              --           --
  Common Stock, $5 par value,  40,000,000 shares
        authorized, 27,063,407 issued on January 31,
        1996 and July 31, 1995                                  135,317      135,317
     Capital Surplus                                              2,751        2,639
     Retained Earnings                                          109,289       93,746
     Cumulative Translation Adjustment                            5,700       14,824
     Treasury Stock - 1,425,547 and 878,243 shares, at cost     (33,740)     (20,103)
     Receivable from ESOP                                        (5,250)      (5,250)
                                                              ---------    ---------
           TOTAL SHAREHOLDERS' EQUITY                           214,067      221,173
                                                              ---------    ---------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 384,776    $ 381,042
                                                              =========    =========


See Notes to Condensed Consolidated Financial Statements.



                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                             (Thousands of Dollars)
                                   (Unaudited)


                                                           SIX MONTHS ENDED
                                                              JANUARY 31
                                                           1996        1995
                                                         --------    --------

OPERATING ACTIVITIES
     Net Earnings                                        $ 19,378    $ 17,190
     Adjustments to Reconcile Net Earnings to
         Net Cash Provided by Operating Activities:
           Depreciation and Amortization                   10,837       8,638
           Property, Plant and Equipment Write-down         1,130       2,467
           Changes in Operating Assets and Liabilities     (2,353)     (4,191)
           Other                                               87       2,351
                                                         --------    --------
                                                           29,079      26,455
INVESTING ACTIVITIES
    Net Expenditures on PP&E                              (14,961)    (13,069)


FINANCING ACTIVITIES
    Purchase of Treasury Stock                            (14,619)     (5,314)
    Net Change in Debt                                      3,939       9,622
   Dividends Paid                                          (3,688)     (3,692)
    Other                                                     238         121
                                                         --------    --------
                                                          (14,130)        737

Effect of Exchange Rate Changes on Cash                      (940)        276
                                                         --------    --------

(Decrease)Increase in Cash and Cash Equivalents              (952)     14,399
Cash and Cash Equivalents-Beginning of Year                28,565      22,945
                                                         --------    --------

Cash and Cash Equivalents-End of Period                  $ 27,613    $ 37,344
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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

A.       Financial Condition

         Operating cash flows have increased this year due to higher net earnings, increased depreciation and amortization and smaller increases in working capital requirements. These increases were partially offset by a smaller amount of property, plant and equipment write-downs. This higher level of operating cash flows easily covered a relatively high capital spending program and increased repurchases of treasury stock. Treasury stock repurchases totaled $5.4 million in the second quarter and $14.6 million for the six month period ended January 31, 1996.

         In January 1996, the Company's Board of Directors authorized a program to repurchase up to 2.0 million shares of its common stock. Less than 0.1 million shares have been repurchased under this authority. The Board had granted authority to repurchase 1.0 million shares in May 1995, and almost 0.9 million shares were bought under this authorization. The most recent Board authority replaces and expands the Company's ongoing repurchase program.

         At the end of the second quarter, the Company held $27.6 million in cash and cash equivalents. Cash balances net of short-term debt and current maturities of long-term debt totaled $7.1 million, down from $7.8 million at July 31, 1995. Long-term debt of $13.7 million at January 31, 1996, represented
6.0 percent of total long-term capital, up from 4.4 percent at the end of the prior year.

         In December 1995, the Company entered into a five year multi-currency revolving credit facility totaling $100 million with a group of international banks, led by Citibank as the agent. There were no amounts outstanding under this facility at January 31, 1996.

B.       Results of Operations

         The Company reported record net sales and earnings in the second quarter and first six months of 1996. Second quarter net sales of $182.2 million increased 7.9 percent from $168.9 million in the second quarter of 1995. In the first six months, sales reached $371.0 million, up 11.4 percent from $333.0 million a year ago.

         Second quarter net earnings were $9.2 million, compared to $7.7 million in the second quarter of 1995. Earnings per share were 35 cents, up 20.7 percent from 29 cents a year earlier. Net earnings in the first six months were $19.4 million, compared with $17.2 million in 1995. Earnings per share were 74 cents, up 15.6 percent from 64 cents a year earlier.

         Sales increased, in part, due to a higher demand for the Company's dust collection and gas turbine systems products. In addition, the original equipment engine business benefited from solid growth in our traditional heavy duty transportation market combined with new programs in the light duty truck market. The Company's operating profitability also continues to be positively affected by broad based volume increases across all major product lines and its continuing efforts to control costs.

         For the second quarter, gross margins increased to 28.8 percent in 1996 from 28.1 percent in the second quarter of 1995. Gross margins for the first six months of 1996 were 28.7 percent compared to 27.8 percent in the prior year. The improvement reflects manufacturing efficiencies achieved from higher operating levels this year.

         Operating expenses during the second quarter of 1996 were $36.0 million, 19.8 percent of sales, compared to $33.0 million, 19.5 percent of sales in the same quarter a year ago. Operating expenses for the first six months were $72.2 million, 19.5 percent of sales, compared to $62.8 million, 18.9 percent of sales in 1995. Operating expenses in the first half of 1996 were higher primarily due to increased accrued warranty reserves.

         Hard order backlogs -- goods scheduled for delivery in 90 days -- of $120.2 million at January 31, 1996, declined 3 percent from the same period last year primarily due to a decline in gas turbine backlog following strong sales during the first six months of 1996 and generally soft market conditions. Hard order backlogs in the engine business (original equipment and aftermarket) are 13 percent higher than at the same time last year.


                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit Index

                  None

         (b)      Reports on Form 8-K.

                  During the quarter ended January 31, 1996, Registrant filed a report on Form 8-K reporting adoption by the Board of Directors of a Rights Agreement and exhibits under Items 5 and
                  7. The report was filed January 30, 1996 and there were no financial statements filed with it.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DONALDSON COMPANY, INC.
                                                 (Registrant)




Date      3/13/96                           By  /s/James R. Giertz
                                                James R. Giertz
                                                Vice President -
                                                Chief Financial Officer


Date     3/13/96                            By  /s/Raymond F. Vodovnik
                                                Raymond F. Vodovnik
                                                Vice President-Legal