Form 10-Q
period 1996-04-30
DONALDSON CO INC
filed 1996-06-14
CIK 29644

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For the period ended April 30, 1996

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

                                          Yes   ___X___     No _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $5 Par Value -- 25,638,897 shares as of May 31, 1996



                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                  CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                 (Thousands of Dollars Except Per Share Amounts)
                                   (Unaudited)

                                    Three Months Ended               Nine Months Ended
                                         April 30                        April 30
                               ----------------------------    ---------------------------
                                   1996            1995            1996            1995
                               ------------    ------------    ------------   ------------
Net Sales                      $    185,225    $    186,764    $    556,257   $    519,800
Cost of Sales                       129,853         133,058         394,547        373,378
                               ------------    ------------    ------------   ------------
Gross Margin                         55,372          53,706         161,710        146,422
Operating Expenses                   34,378          33,667         106,623         96,464
Other (Income) Expense                 (251)           (434)            169            497
Interest Expense                        819             973           2,195          2,501
                               ------------    ------------    ------------   ------------
Earnings Before Income Taxes         20,426          19,500          52,723         46,960
Income Taxes                          7,801           8,044          20,720         18,314
                               ------------    ------------    ------------   ------------
Net Earnings                   $     12,625    $     11,456    $     32,003   $     28,646
                               ============    ============    ============   ============

Average Shares and
   Equivalents Outstanding
   During Period                 25,941,827      26,615,154      26,060,561     26,650,793
                               ============    ============    ============   ============

Net Earnings Per Share         $        .49    $        .43    $       1.23   $       1.07
                               ============    ============    ============   ============


Dividends Paid Per Share       $        .08    $        .07    $        .22   $        .21
                               ============    ============    ============   ============



See Notes to Condensed Consolidated Financial Statements.




             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                April 30,     July 31,
                                                                  1996          1995
                                                                ---------    ---------
ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                                     $  30,195    $  28,565
  Accounts Receivable, Net                                        144,984      137,155
  Inventories
         Materials                                                 31,048       32,225
         Work in Process                                           11,724       12,168
         Finished Products                                         27,975       29,035
                                                                ---------    ---------
       Total Inventories                                           70,747       73,428
  Prepaids and Other Current Assets                                 5,058        8,756
                                                                ---------    ---------
             TOTAL CURRENT ASSETS                                 250,984      247,904
  Property, Plant and Equipment, at Cost                          298,031      292,192
  Less Accumulated Depreciation                                   183,385      181,552
                                                                ---------    ---------
         Property, Plant and Equipment, Net                       114,646      110,640
  Other Assets                                                     22,779       22,498
                                                                ---------    ---------
           TOTAL ASSETS                                         $ 388,409    $ 381,042
                                                                =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Short-Term Debt                                             $  12,776    $  17,802
    Current Maturities of Long-Term Debt                            3,086        2,998
    Trade Accounts Payable                                         55,968       53,576
    Accrued Employee Compensation & Related Taxes                  23,162       23,114
    Other Current Liabilities                                      30,184       26,257
                                                                ---------    ---------
           TOTAL CURRENT LIABILITIES                              125,176      123,747
    Long-Term Debt                                                 13,622       10,167
    Deferred Income Taxes                                           5,232        5,233
    Other Long-Term Liabilities                                    21,367       20,722
SHAREHOLDERS' EQUITY
  Preferred Stock, $1 par value,
        1,000,000 shares authorized, no shares issued                --           --
  Common Stock, $5 par value,  40,000,000 shares authorized,
        27,063,407 issued on April 30, 1996 and July 31, 1995     135,317      135,317
     Capital Surplus                                                3,184        2,639
     Retained Earnings                                            119,658       93,746
     Cumulative Translation Adjustment                              3,791       14,824
     Treasury Stock - 1,422,925 and 878,243 shares, at cost       (33,688)     (20,103)
     Receivable from ESOP                                          (5,250)      (5,250)
           TOTAL SHAREHOLDERS' EQUITY                             223,012      221,173
                                                                ---------    ---------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 388,409    $ 381,042
                                                                =========    =========


See Notes to Condensed Consolidated Financial Statements





                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                             (Thousands of Dollars)
                                   (Unaudited)


                                                           Nine Months Ended
                                                               April 30
                                                         --------------------
                                                           1996        1995
                                                         --------    --------

OPERATING ACTIVITIES
     Net Earnings                                        $ 32,003    $ 28,646
     Adjustments to Reconcile Net Earnings to
         Net Cash Provided by Operating Activities:
           Depreciation and Amortization                   15,424      14,073
           Property, Plant and Equipment Write-downs        1,398       2,392
           Changes in Operating Assets and Liabilities       (971)     (4,723)
           Other                                           (2,172)      3,832
                                                         --------    --------
                                                           45,682      44,220
INVESTING ACTIVITIES
    Net Expenditures on PP&E                              (24,870)    (17,171)
    Business Acquisition, Net of Cash Acquired               (278)     (2,417)
    Dividend from Affiliate                                   616        --
                                                         --------    --------
                                                          (24,532)    (19,588)

FINANCING ACTIVITIES
    Purchase of Treasury Stock                            (14,852)     (5,453)
    Net Change in Debt                                       (579)        272
    Dividends Paid                                         (5,674)     (5,534)
    Other                                                   1,396         139
                                                         --------    --------
                                                          (19,709)    (10,576)

Effect of Exchange Rate Changes on Cash                       189         280
                                                         --------    --------

Increase in Cash and Cash Equivalents                       1,630      14,336
Cash and Cash Equivalents-Beginning of Year                28,565      22,945
                                                         --------    --------

Cash and Cash Equivalents-End of Period                  $ 30,195    $ 37,281
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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

A.       Financial Condition

Operating cash flows increased 3 percent over the prior year primarily due to higher net earnings and depreciation and amortization offset by lower property, plant and equipment write-downs. Operating cash flow was used to fund $24.9 million of capital spending primarily related to capacity expansion programs and information systems upgrades. In addition, operating cash flow was sufficient to fund an active share repurchase program; treasury stock repurchases totaled $0.2 million in the third quarter and $14.9 million for the nine month period ended April 30, 1996.

At the end of the third quarter, the Company held $30.2 million in cash and cash equivalents. Cash balances net of short-term debt and current maturities of long-term debt totaled $14.3 million, up from $7.8 million at July 31, 1995. Long-term debt of $13.6 million at April 30, 1996, represented 5.8 percent of total long-term capital, up from 4.4 percent at July 31, 1995.

In December 1995, the Company entered into a five year multi-currency revolving credit facility totaling $100 million with a group of international banks, led by Citibank as the agent. There were no amounts outstanding under this facility at April 30, 1996.


B.       Results of Operations

The Company reported record net earnings for the third quarter and the nine months ended April 30, 1996. Third quarter net earnings were $12.6 million, compared to $11.5 million in the third quarter of 1995. Net earnings per share of 49 cents, were up 14.0 percent from 43 cents a year earlier. Year-to-date net earnings were $32.0 million, compared with $28.6 million in 1995. Quarterly net earnings improved primarily due to higher gross margins and a reduction in the effective income tax rate. Increased sales levels and gross margin improvements were the primary reasons for the increase in year-to-date net earnings.

For the nine month period, net sales of $556.3 million were up 7.0 percent from prior year sales of $519.8 million. Third quarter net sales of $185.2 million were down approximately 1.0 percent compared to last year's exceptionally strong quarter. Year-to-date sales increased primarily due to higher demand for the Company's dust collection and gas turbine systems products. In addition, the original equipment engine business benefited from new light duty truck programs combined with solid growth in Off-Road markets worldwide. Third quarter sales increases in the engine aftermarket and off-road markets were offset by weaknesses in the North American heavy duty transportation and the worldwide gas turbine product markets.

For the third quarter, gross margins increased to 29.9 percent from 28.8 percent in the third quarter of 1995. Year-to-date margins improved to 29.1 percent from
28.2 percent in the prior year. The increase in 1996 third quarter margins was partially due to improved gross margins on the new light duty truck programs. Year-to-date margins benefited from fewer manufacturing asset write-downs in 1996 as well as the improvement in light duty truck margins.

Operating expenses during the third quarter of 1996 were $34.4 million, 18.6 percent of sales, compared to $33.7 million, 18.0 percent of sales in the same quarter of 1995. Operating expenses for the first nine months were $106.6 million, 19.2 percent of sales, compared to $96.5 million, 18.6 percent of sales in 1995. Operating expenses in the quarter and for the year-to-date period were higher primarily due to increased warranty reserves.

Hard order backlogs -- goods scheduled for delivery in 90 days -- of $126.0 million at April 30, 1996, increased 2.4 percent from the same period last year. Strong order increases in the dust collection, high purity products and engine original equipment markets were partially offset by declines in the gas turbine systems market




                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit Index

                  None

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended April 30, 1996.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DONALDSON COMPANY, INC.
                                             (Registrant)




Date      6/13/96                            By /s/ James R. Giertz
                                                James R. Giertz
                                                Vice President -
                                                Chief Financial Officer


Date     6/13/96                             By /s/ Raymond F. Vodovnik
                                                Raymond F. Vodovnik
                                                Vice President-Legal