Form 10-K405
period 1996-07-31
DONALDSON CO INC
filed 1996-10-29
CIK 29644

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    Form 10-K

(Mark One)

[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 1996 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from ___________ to _____________


Commission File Number 1-7891


                             DONALDSON COMPANY, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                             41-0222640
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


1400 West 94th Street, Minneapolis, Minnesota                     55431
---------------------------------------------                   ----------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code (612) 887-3131


Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
      Title of Each                                   Class on Which Registered
-------------------------------                       -------------------------
Common Stock, $5 Par Value                             New York Stock Exchange
Preferred Stock Purchase Rights                        New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405) $664,200,195 as of September 27, 1996.

The shares of common stock outstanding as of September 27, 1996 were 25,161,436.


                       Documents Incorporated by Reference
                       -----------------------------------
Portions of the 1996 Annual Report to Shareholders of the registrant are incorporated by reference in Parts I and II, as specifically set forth in Parts I and II.

Portions of the Proxy Statement for the 1996 annual shareholders meeting are incorporated by reference in Part III, as specifically set forth in Part III.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]



                                     PART I

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

    The table below shows the percentage of total net sales contributed by the principal classes of similar products for each of the last three fiscal years:

                                           Year Ended July 31
                                    1996          1995          1994
                                    ----          ----          ----

Air cleaners, filtration
   devices and accessories           67%           67%          67%
Acoustical products                  11%           11%          11%
Other                                22%           22%          22%

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

MAJOR CUSTOMER

    Approximately 12 percent of the Company's 1996 sales were made to Caterpillar Inc. and subsidiaries ("Caterpillar"). Caterpillar has been a customer of the Company for many years and it purchases several models and types of products for a variety of applications. Sales to the U.S. Government do not constitute a material portion of the Company's business.

BACKLOG

    At August 31, 1996, the backlog of orders expected to be delivered within 90 days was $128,624,000. The backlog at August 31, 1995 was $135,038,000.

RESEARCH AND DEVELOPMENT

    During 1996 the Company spent $15,906,000 on research and development activities relating to the development of new products or improvements of existing products or manufacturing processes. The Company spent $14,487,000 in 1995 and $10,873,000 in 1994 on research and development activities. Essentially all commercial research and development is Company sponsored.

ENVIRONMENTAL MATTERS

    The Company does not anticipate any material effect on its capital expenditures, earnings or competitive position due to compliance with government regulations involving environmental matters.

EMPLOYEES

    The Company employed 5,216 persons in worldwide operations as of July 31, 1996.

GEOGRAPHIC AREAS

    Note J of the Notes to Consolidated Financial Statements on page 31 in the 1996 Annual Report to Shareholders contains information regarding the Company's geographic areas and is incorporated herein by reference.


Item 2.  PROPERTIES

    The Company's principal office and research facilities are located in Bloomington, a suburb of Minneapolis, Minnesota. European administrative and engineering offices are located in Leuven, Belgium.

    Manufacturing activities are carried on in ten plants in the United States, two in Japan and one each in Australia, France, United Kingdom, Hong Kong, South Africa, Italy, Belgium, Mexico, India, China and Germany. Page 7 of the
1996 Annual Report to Shareholders lists U.S. plant locations and is incorporated herein by reference. Note J on page 31 of the 1996 Annual Report to Shareholders presents identifiable assets by geographic area and is incorporated herein by reference.

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

                                                                     First Year
                                                                     Elected or
                                                                     Appointed
                                                                     as an
Name                        Age    Positions and Offices Held        Officer
----                        ---    --------------------------        -------

William G. Van Dyke         51      Chairman, Chief Executive          1979
                                    Officer and President

William M. Cook             43      Senior Vice President,             1994
                                    Commercial and Industrial

James R. Giertz             39      Senior Vice President and          1994
                                    Chief Financial Officer

Norman C. Linnell           37      General Counsel and Secretary      1996

Nickolas Priadka            50      Senior Vice President,             1989
                                    OE Engine

Lowell F. Schwab            48      Senior Vice President,             1994
                                    Operations

Thomas A. Windfeldt         47      V.P., Controller and Treasurer     1985


    All of the above-named executive officers have held executive or management positions with Registrant for more than the past five years except Mr. Giertz who was previously Assistant Treasurer Corporate Finance for General Motors Corporation and Treasurer of various subsidiaries of General Motors Corporation, Mr. Linnell who was previously an attorney with the law firm of Dorsey & Whitney LLP and Mr.Schwab who was previously Vice President and General Manager of the Machinery Division of Washington Scientific, Inc.



                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

    On January 12, 1996, the Board of Directors of the company approved the extension of the benefits afforded by the company's existing rights plan by adopting a new shareholder rights plan. The new plan, like the existing plan, is intended to promote continuity and stability, deter coercive or partial offers which will not provide fair value to all shareholders and enhance the Board's ability to represent all shareholders and thereby maximize shareholder value.

    Pursuant to the new Rights Agreement, dated as of January 12, 1996, by and between the company and Norwest Bank Minnesota, National Association, as Rights Agent, one Right was issued on March 4, 1996 for each outstanding share of Common Stock, par value $5.00 per share, of the company upon the expiration of the company's existing rights. Each of the new Rights will entitle the registered holder to purchase from the company one one-thousandth of a share of Series A Junior Participating Preferred Stock, without par value, at a price of $130.00 per one one-thousandth of a share. The Rights, however, will not become exercisable unless and until, among other things, any person acquires 15 percent or more of the outstanding Common Stock of the company. If a person acquires 15 percent or more of the outstanding Common Stock of the company (subject to certain conditions and exceptions more fully described in the Rights Agreement), each Right will entitle the holder (other than the person who acquired 15 percent or more of the outstanding Common Stock) to purchase Common Stock of the company having a market value equal to twice the exercise price of a Right. The new Rights are redeemable under certain circumstances at $.01 per Right and will expire, unless earlier redeemed, on March 3, 2006.

    The foregoing summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, a copy of which is incorporated by reference as Exhibit 4-A to this Annual Report on form 10-K.

    The information in the sections "NYSE Listing," and "Quarterly Financial Information (Unaudited)" on page 34, and restrictions on payment of dividends in Note D, page 28 of the 1996 Annual Report to Shareholders is incorporated herein by reference. As of September 27, 1996, there were approximately 1,551 shareholders of record of Common Stock.

    The high and low sales prices for registrant's common stock for each full quarterly period during 1996 and 1995 are as follows:

            First             Second              Third             Fourth
            Quarter           Quarter             Quarter           Quarter
            -------           -------             -------           -------
1995        $20 7/8- 26       $20 7/8-24 1/4      $22 1/2-25 3/4    $24 1/8-28

1996        $23 7/8-26 3/8    $24 1/8-26 1/8      $25 5/8-27 7/8    $24 - 28


Item 6.  SELECTED FINANCIAL DATA

    The information for the years 1992 through 1996 on pages 32 and 33 of the 1996 Annual Report to Shareholders is incorporated herein by reference.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information set forth in the section "Management's Discussion and Analysis" on pages 18 through 20 of the 1996 Annual Report to Shareholders is incorporated herein by reference.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 22 through 31, and the Quarterly Financial Information (Unaudited) on page 34 of the 1996 Annual Report to Shareholders is incorporated herein by reference.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - Not applicable.



                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information under the captions "Nominees For Election" and "Directors Continuing In Office" on pages 4 and 5 and under the heading "Compliance With
Section 16 (a) of the Securities Exchange Act of 1934" on page 12 of the Company's definitive proxy statement dated October 15, 1996 is incorporated herein by reference. Information about the executive officers of the Company is set forth in Part I of this report.


Item 11. EXECUTIVE COMPENSATION

    The information under "Director Compensation" on pages 5 and 6 and in the section "Executive Compensation" on pages 6 through 10, the "Pension Plan Table" on page 12 and under the caption "Change-in-Control Arrangements" on page 13 of the Company's definitive proxy statement dated October 15, 1996, is incorporated herein by reference.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information in the section "Security Ownership" on pages 2 and 3 of the Company's definitive proxy statement dated October 15, 1996, is incorporated herein by reference.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Not applicable.



                                    PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)     Documents filed with this report:

        (1) Financial Statements -

            Consolidated Statements of Financial Position--July 31, 1996 and 1995 (incorporated by reference from page 23 of the 1996 Annual Report to Shareholders)

            Consolidated Statements of Earnings--years ended July 31, 1996, 1995 and 1994 (incorporated by reference from page 22 of the 1996 Annual Report to Shareholders)

            Consolidated Statements of Cash Flows--years ended July 31, 1996, 1995 and 1994 (incorporated by reference from page 24 of the 1996 Annual Report to Shareholders)

            Consolidated Statements of Changes in Shareholders' Equity--years ended July 31, 1996, 1995 and 1994 (incorporated by reference from page 25 of the 1996 Annual Report to Shareholders)

            Notes to Consolidated Financial Statements (incorporated by reference from pages 26 through 31 of the 1996 Annual Report to Shareholders)

            Report of Independent Auditors (incorporated by reference from page 21 of the 1996 Annual Report to Shareholders).


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

    (b)     Reports on Form 8-K

            No reports on Form 8-K were filed for the three months ended July 31, 1996.



Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DONALDSON COMPANY, INC.
                                        (Registrant)

Date:  October 28, 1996                 By  /s/ Norman C. Linnell
                                            -----------------------------------
                                            Norman C. Linnell
                                            General Counsel and
                                            Corporate Secretary



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ William G. Van Dyke                Chairman, Chief Executive
    ------------------------------     Officer and President
    William G. Van Dyke

/s/ James R. Giertz                    Senior Vice President and
    ------------------------------     Chief Financial Officer
    James R. Giertz

/s/ Thomas A. Windfeldt                Vice President, Controller
    ------------------------------     and Treasurer
    Thomas A. Windfeldt

    *F. Guillaume Bastiaens            Director
    ------------------------------
     F. Guillaume Bastiaens

    *Michael R. Bonsignore             Director
    ------------------------------
     Michael R. Bonsignore

    *Paul B. Burke                     Director
    ------------------------------
     Paul B. Burke

    *Janet M. Dolan                    Director
    ------------------------------
     Janet M. Dolan

    *Jack W. Eugster                   Director
    ------------------------------
     Jack W. Eugster

    *Kendrick B. Melrose               Director
    ------------------------------
     Kendrick B. Melrose

    *S. Walter Richey                  Director
    ------------------------------
     S. Walter Richey

    *Stephen W. Sanger                 Director
    ------------------------------
     Stephen W. Sanger

    *G. Angus Wurtele                  Director
    ------------------------------
     G. Angus Wurtele

*By  /s/Norman C. Linnell                Date:  October 28, 1996
    ------------------------------
     Norman C. Linnell

* As attorney-in-fact




                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                             (Thousands of Dollars)


             COL. A                 COL. B                 COL. C                COL. D       COL. E
----------------------------      -----------   ---------------------------    ----------   ----------
                                                          Additions
                                                ---------------------------
                                   Balance at   Charged to                                  Balance at
                                   Beginning    Costs and      Charged to                     End of
         Description               of Period    Expenses     Other Accounts    Deductions     Period
----------------------------       ----------   ----------   --------------    ----------   ----------
Year ended July 31, 1996:
 Allowance for doubtful
    accounts deducted from
    accounts receivable              $3,957        $ 511         $(246)          $ (527)       $3,695
                                     ======        =====         =====           ======        ======


Year ended July 31, 1995:
  Allowance for doubtful
    accounts deducted from
    accounts receivable              $3,443        $ 940         $ 111 (A)       $ (537) (B)   $3,957
                                     ======        =====         =====           ======        ======


Year ended July 31, 1994:
  Allowance for doubtful
    accounts deducted from
    accounts receivable              $2,802        $ 949         $  28 (A)       $ (336) (B)   $3,443
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

*  4-A -   Preferred Stock Amended and Restated Rights
           Agreement (Filed as Exhibit 4.1 to Form 8-K Report
           Dated January 12, 1996)

*  4-B -   Credit Agreement among Donaldson Company, Inc. and certain listed banks dated as of October 8, 1987 (Filed as Exhibit 4-B to 1987 Form 10-K Report.

* 10-A -   Annual Cash Bonus Plan (Filed as Exhibit 10A to 1995 Form 10-K
           Report)

* 10-B - Supplementary Retirement Agreement with William A. Hodder (Filed as Exhibit 10-B to 1993 Form 10-K Report)

* 10-C - 1980 Master Stock Compensation Plan as Amended (Filed as Exhibit 10-C to 1993 Form 10-K Report)

* 10-D -   Form of Performance Award Agreement under 1991 Master
           Stock Compensation Plan (Filed as Exhibit 10-D to 1995
           Form 10-K Report)

* 10-E -   Copy of Phantom Stock Plan (Filed as exhibit
           10-E to 1991 Form 10-K Report)

* 10-F -   Deferred Compensation Plan for Non-employee
           Directors as amended (Filed as Exhibit 10-F to 1990
           Form 10-K Report)

* 10-G - Form of "Change in Control" Agreement with key employees as amended (Filed as Exhibit 10-F to 1990
           Form 10-K Report)

* 10-H - Independent Director Retirement and Benefit Plan as amended (Filed as Exhibit 10-H to 1995 Form 10-K Report)

* 10-I -   Excess Benefit Plan (Filed as Exhibit 10-I to 1989
           Form 10-K Report)

* 10-J -   Copy of Supplementary Executive Retirement
           Plan (Filed as Exhibit 10-J to 1991 Form 10-K Report)

* 10-K -   1991 Master Stock Compensation Plan as amended (Filed as
           Exhibit 10-K to 1995 Form 10-K Report)

* 10-L -   Form of Restricted Stock Award under 1991 Master Stock
           Compensation Plan.
           (Filed as Exhibit 10-L to 1992 Form 10-K Report)

* 10-M - Form of Agreement to Defer Compensation for certain Executive Officers (Filed as Exhibit 10-M to
           1993 Form 10-K Report)

* 10-N - Stock Option Program for Nonemployee Directors as amended (Filed as Exhibit 10-N to 1995 Form 10-K Report)

  11   -   Statement re computation of per share earnings

  13   -   Portions of Registrant's Annual Report to Shareholders for the
           year ended July 31, 1996

  21   -   Subsidiaries ("Subsidiaries" and "Joint Ventures" on page 7 of the
           1996 Annual Report to Shareholders is incorporated by reference)

  23   -   Consent of Independent Auditors

  24   -   Powers of Attorney

  27   -   Financial Data Schedule


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