Form 10-Q
period 1996-10-31
DONALDSON CO INC
filed 1996-12-16
CIK 29644

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING October 31, 1996 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO_________________.


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

                                                              Yes __X__ No ____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $5 Par Value -- 25,076,017 shares as of November 30, 1996


                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                  CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                 (Thousands of Dollars Except Per Share Amounts)
                                   (Unaudited)

                                      Three Months Ended
                                          October 31
                                 ---------------------------
                                     1996            1995
                                 -----------     -----------

Net Sales                        $   187,176     $   188,867

Cost of Sales                        131,044         134,968
                                 -----------     -----------
Gross Margin                          56,132          53,899

Operating Expenses                    37,171          36,246

Other Expense                            242             333

Interest Expense                         609             711
                                 -----------     -----------
Earnings Before Income Taxes          18,110          16,609

Income Taxes                           6,520           6,478
                                 -----------     -----------
Net Earnings                     $    11,590     $    10,131
                                 ===========     ===========



Average Shares and
   Equivalents Outstanding
   During Period                  25,521,134      26,251,614
                                 ===========     ===========

Net Earnings Per Share           $       .45     $       .39
                                 ===========     ===========


Dividends Paid Per Share         $       .09     $       .07
                                 ===========     ===========

See Notes to Condensed Consolidated Financial Statements.


             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                             (Thousands of Dollars)
                                   (Unaudited)
                                                                    October 31,     July 31,
                                                                       1996           1996
                                                                    ---------      ---------
ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                                         $  26,268      $  30,924
  Accounts Receivable, Net                                            134,797        137,145

  Inventories
         Materials                                                     33,054         30,359
         Work in Process                                               10,763         10,184
         Finished Products                                             33,058         31,427
                                                                    ---------      ---------
            Total Inventories                                          76,875         71,970

  Prepaids and Other Current Assets                                    12,262         10,712
                                                                    ---------      ---------
           TOTAL CURRENT ASSETS                                       250,202        250,751

  Property, Plant and Equipment, at Cost                              316,149        307,979
  Less Accumulated Depreciation                                       187,396        183,066
                                                                    ---------      ---------
        Property, Plant and Equipment, Net                            128,753        124,913
  Other Assets                                                         26,523         27,186
                                                                    ---------      ---------
           TOTAL ASSETS                                             $ 405,478      $ 402,850
                                                                    =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-Term Debt                                                   $  10,683      $   8,916
  Current Maturities of Long-Term Debt                                  3,119          4,229
  Trade Accounts Payable                                               60,267         62,020
  Accrued Employee Compensation & Related Taxes                        24,061         23,524
  Other Current Liabilities                                            43,548         39,889
                                                                    ---------      ---------
           TOTAL CURRENT LIABILITIES                                  141,678        138,578

  Long-Term Debt                                                        7,426         10,041
  Deferred Income Taxes                                                   632            560
  Other Long-Term Liabilities                                          23,857         24,791

SHAREHOLDERS' EQUITY
  Preferred Stock, $1 par value,
    1,000,000 shares authorized, no shares issued                        --             --
  Common Stock, $5 par value, 40,000,000 shares authorized,
    27,063,407 issued on October 31, 1996 and July 31, 1996           135,317        135,317
  Capital Surplus                                                       3,197          2,994
  Retained Earnings                                                   137,830        128,795
  Cumulative Translation Adjustment                                     5,505          6,065
  Treasury Stock - 1,936,676 and 1,738,793 shares, at cost            (47,234)       (41,561)
  Receivable from ESOP                                                 (2,730)        (2,730)
                                                                    ---------      ---------
           TOTAL SHAREHOLDERS' EQUITY                                 231,885        228,880
                                                                    ---------      ---------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 405,478      $ 402,850
                                                                    =========      =========
See Notes to Condensed Consolidated Financial Statements.


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                             (Thousands of Dollars)
                                   (Unaudited)

                                                            Three Months Ended
                                                                October 31
                                                            1996          1995
                                                          --------     --------
OPERATING ACTIVITIES
     Net Earnings                                         $ 11,590     $ 10,131
     Adjustments to Reconcile Net Earnings to
         Net Cash Provided by Operating Activities:
           Depreciation and Amortization                     5,325        5,127
           Property, Plant and Equipment Write-down              0          330
           Changes in Operating Assets and Liabilities      (1,763)      (5,215)
           Other                                              (942)         680
                                                          --------     --------
                                                            14,210       11,053
INVESTING ACTIVITIES
    Net Expenditures on PP&E                                (9,703)      (7,123)
    Other                                                      603            0
                                                          --------     --------
                                                            (9,100)      (7,123)
FINANCING ACTIVITIES
    Purchase of Treasury Stock                              (7,109)      (9,175)
    Net Change in Debt                                      (1,912)       7,376
    Dividends Paid                                          (2,027)      (1,818)
    Other                                                    1,002          122
                                                          --------     --------
                                                           (10,046)      (3,495)

Effect of Exchange Rate Changes on Cash                        280         (787)
                                                          --------     --------

(Decrease)Increase in Cash and Cash Equivalents             (4,656)        (352)

Cash and Cash Equivalents-Beginning of Year                 30,924       28,565
                                                          --------     --------

Cash and Cash Equivalents-End of Period                   $ 26,268     $ 28,213
                                                          ========     ========

See Notes to Condensed Consolidated Financial Statements.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended October 31, 1996 are not necessarily indicative of the results that may be expected for the year ended July 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Donaldson Company, Inc. and subsidiaries' annual report Form 10-K for the year ended July 31, 1996.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

A. Financial Condition

The Company generated $14.2 million of cash and cash equivalents from operations during the first quarter of fiscal 1997. Operating cash flows increased 29 percent over the prior year primarily due to higher net earnings and lower working capital requirements. These cash flows were used primarily to support $9.7 in capital additions, repurchase $7.1 million of treasury stock, reduce total debt by $1.9 million, and pay $2.0 million in dividends. Treasury stock repurchases have totaled $21.1 million over the past 12 months.

At the end of the first quarter, the Company held $26.3 million in cash and cash equivalents. Cash balances net of short-term debt and current maturities of long-term debt totaled $12.5 million, down from $17.8 million at July 31, 1996. Long-term debt of $7.4 million at October 31, 1996, represented 3.1 percent of total long-term capital, down from 4.2 percent at July 31, 1996. During the quarter, the company exercised early retirement options on $3.0 million of long-term debt. Subsequent to quarter end, an additional $0.5 million has been retired early.

B. Results of Operations

The Company reported record net earnings for the first quarter ended October 31, 1996 of $11.6 million, up 14% from the $10.1 million recorded in the first quarter last year. Earnings per share were 45 cents, up 15% from prior-year earnings of 39 cents per share as the average number of shares outstanding decreased 2.8%. A 1% drop in sales, from $188.9 million to $187.2 million, was offset by a better gross margin and a 3 point decline in the Company's effective tax rate. The foreign exchange translation effect was generally negative, quarter to quarter, reducing reported dollar sales approximately $4.9 million. Excluding the gas turbine business unit, sales were up 8% relative to the first quarter of last year. Engine product revenues were up 9% to $133.7 million with the strongest increases being in the off-road and aftermarket segments. The heavy-duty transportation market segment continues to be weak overall, but the Company's transportation business unit posted a modest revenue increase in the quarter due to higher market share in air cleaner products, favorable product mix and new business in the defense and automotive market segments. Other Industrial sales (excluding gas turbine)increased 7% from the prior year. The gas turbine business unit, which normally experiences significant revenue fluctuations from quarter to quarter, suffered both from weaker market conditions and from comparison to last year's record quarter, posting a 65% decline in sales. However, total backlogs in the gas turbine business unit increased 29% in the quarter (38% from a year ago) and full-year revenues are expected to meet or slightly exceed last year's level.

The gross margins for the quarter increased to 30.0 percent from 28.5 percent in the first quarter of fiscal 1996 but is unchanged from the 30.1 percent achieved over the second half of fiscal 1996. The improvement was due to a combination of favorable material prices and product mix, notably, lower gas turbine sales and the introduction of the new light-duty truck programs.

Operating expenses during the first quarter of fiscal 1997 were $37.2 million,
19.9 percent of sales, compared to $36.2 million, 19.2 percent of sales in the same quarter of 1996. Operating expenses in the quarter were higher primarily due to increased selling expenses.

The Company's effective tax rate for the quarter is down to 36% from the 39% booked in the first quarter of fiscal 1996. A favorable shift of profits between the overseas entities is the primary cause of the lower rate.

Inventory levels are up nearly 7% in the quarter despite the flat sales due to a combination of increased stocking levels to cover product line extensions and improve aftermarket service levels, and gas turbine sales delays.

Hard order backlogs -- goods scheduled for delivery in 90 days -- of $132.3 million at October 31, 1996, increased 6.5 percent from the same period last year. Strong order increases in the gas turbine, dust collection, high purity products and engine off-road equipment markets more than offset a decline in transportation due to working off a large U.S. defense contract.

C. Risk Factors

Except for the historical information contained herein, certain of the matters discussed in this Form 10-Q are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties, including, but not limited to changing economic and political conditions in the U.S. and in other countries, changes in governmental spending and budgetary policies, governmental laws and regulations surrounding various matters such as environmental remediation, contract pricing, and international trading restrictions, customer product acceptance, and continued access to capital markets. All forecasts and projections in this Form 10-Q are "forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the aforementioned risk factors. Actual results could differ materially.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit Index

                  None

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended October 31, 1996.



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

                                            DONALDSON COMPANY, INC.
                                            -----------------------
                                                 (Registrant)




Date     12/13/96                           By /s/James R. Giertz
                                               -----------------------------
                                               James R. Giertz
                                               Senior Vice President and
                                               Chief Financial Officer


Date     12/13/96                           By /s/Norman C. Linnell
                                               -----------------------------
                                               Norman C. Linnell
                                               General Counsel and
                                               Secretary