Form 10-Q
period 1997-01-31
DONALDSON CO INC
filed 1997-03-13
CIK 29644

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING January 31, 1997 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

Commission File Number 1-7891


                             DONALDSON COMPANY, INC.
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                  41-0222640
      --------------------------------------------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                Identification Number)


                              1400 West 94th Street
                          Minneapolis, Minnesota 55431
                       -----------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

Registrant's telephone number, including area code (612) 887-3131


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                 Yes ___X___  No _______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $5 Par Value -- 25,096,177 shares as of February 28, 1997



                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                 (Thousands of Dollars Except Per Share Amounts)
                                   (Unaudited)


                                   Three Months Ended          Six Months Ended
                                       January 31                  January 31
                               -------------------------   -------------------------
                                   1997          1996          1997          1996
                               -----------   -----------   -----------   -----------
Net Sales                      $   196,849   $   182,165   $   384,025   $   371,032

Cost of Sales                      138,654       129,726       269,698       264,694
                               -----------   -----------   -----------   -----------
Gross Margin                        58,195        52,439       114,327       106,338

Operating Expenses                  40,218        35,999        77,389        72,245

Other (Income) Expense                 364            87           606           420

Interest Expense                       464           665         1,073         1,376
                               -----------   -----------   -----------   -----------
Earnings Before Income Taxes        17,149        15,688        35,259        32,297

Income Taxes                         6,173         6,441        12,693        12,919
                               -----------   -----------   -----------   -----------
Net Earnings                   $    10,976   $     9,247   $    22,566   $    19,378
                               ===========   ===========   ===========   ===========



Average Shares and
   Equivalents Outstanding
   During Period                25,442,081    26,055,226    25,506,863    26,119,924
                               ===========   ===========   ===========   ===========

Net Earnings Per Share         $       .43   $       .35   $       .88   $       .74
                               ===========   ===========   ===========   ===========


Dividends Paid Per Share       $       .09   $       .07   $       .17   $       .14
                               ===========   ===========   ===========   ===========


See Notes to Condensed Consolidated Financial Statements.




             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                 January 31,    July 31,
                                                                    1997          1996
                                                                 ---------     ---------
ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                                      $  26,364     $  30,924
  Accounts Receivable, Net                                         134,353       137,145

  Inventories
         Materials                                                  34,921        30,359
         Work in Process                                            11,111        10,184
         Finished Products                                          33,334        31,427
                                                                 ---------     ---------
           Total Inventories                                        79,366        71,970

  Prepaids and Other Current Assets                                 13,387        10,712
                                                                 ---------     ---------
           TOTAL CURRENT ASSETS                                    253,470       250,751

  Property, Plant and Equipment, at Cost                           323,620       307,979
  Less Accumulated Depreciation                                    191,437       183,066
                                                                 ---------     ---------
         Property, Plant and Equipment, Net                        132,183       124,913
  Other Assets                                                      24,501        27,186
                                                                 ---------     ---------
           TOTAL ASSETS                                          $ 410,154     $ 402,850
                                                                 =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-Term Debt                                                $   9,577     $   8,916
  Current Maturities of Long-Term Debt                               3,084         4,229
  Trade Accounts Payable                                            61,957        62,020
  Accrued Employee Compensation & Related Taxes                     22,470        23,524
  Other Current Liabilities                                         43,475        39,889
                                                                 ---------     ---------
           TOTAL CURRENT LIABILITIES                               140,563       138,578

  Long-Term Debt                                                     7,361        10,041
  Deferred Income Taxes                                                678           560
  Other Long-Term Liabilities                                       24,385        24,791

SHAREHOLDERS' EQUITY
  Preferred Stock, $1 par value,
      1,000,000 shares authorized, no shares issued                   --            --
  Common Stock, $5 par value, 40,000,000 shares authorized,
      27,063,407 issued on January 31, 1997 and July 31, 1996      135,317       135,317
  Capital Surplus                                                    3,422         2,994
  Retained Earnings                                                145,594       128,795
  Cumulative Translation Adjustment                                  3,870         6,065
  Treasury Stock - 1,971,425 and 1,738,793 shares, at cost         (48,306)      (41,561)
  Receivable from ESOP                                              (2,730)       (2,730)
                                                                 ---------     ---------
           TOTAL SHAREHOLDERS' EQUITY                              237,167       228,880
                                                                 ---------     ---------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 410,154     $ 402,850
                                                                 =========     =========

See Notes to Condensed Consolidated Financial Statements.




                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                             (Thousands of Dollars)
                                   (Unaudited)

                                                           Six Months Ended
                                                              January 31
                                                         ---------------------
                                                           1997          1996
                                                         --------     --------

OPERATING ACTIVITIES

     Net Earnings                                        $ 22,566     $ 19,378
     Adjustments to Reconcile Net Earnings to
         Net Cash Provided by Operating Activities:
           Depreciation and Amortization                   10,828       10,837
           Property, Plant and Equipment Write-down             0        1,130
           Changes in Operating Assets and Liabilities     (2,680)      (2,353)
           Other                                              (89)          87
                                                         --------     --------
                                                           30,625       29,079
INVESTING ACTIVITIES

    Net Expenditures on PP&E                              (20,603)     (14,961)
    Dividends & Distributions from Affiliates               3,037            0
                                                         --------     --------
                                                          (17,566)     (14,961)

FINANCING ACTIVITIES

    Purchase of Treasury Stock                             (8,904)     (14,619)
    Net Change in Debt                                     (2,262)       3,939
    Dividends Paid                                         (4,281)      (3,688)
    Other                                                     554          238
                                                         --------     --------
                                                          (14,893)     (14,130)

Effect of Exchange Rate Changes on Cash                    (2,726)        (940)
                                                         --------     --------

(Decrease)Increase in Cash and Cash Equivalents            (4,560)        (952)

Cash and Cash Equivalents-Beginning of Year                30,924       28,565
                                                         --------     --------

Cash and Cash Equivalents-End of Period                  $ 26,364     $ 27,613
                                                         ========     ========

See Notes to Condensed Consolidated Financial Statements.





              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended

January 31, 1997 are not necessarily indicative of the results that may be expected for the year ended July 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Donaldson Company, Inc. and subsidiaries' annual report Form 10-K for the year ended July 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

A.      Financial Condition

The Company generated $30.6 million of cash and cash equivalents from operations during the first six months of fiscal 1997. While six month net earnings increased 16% from the prior year, operating cash flows increased only 5% due primarily to higher inventory requirements. In addition to the operating cash flow, $3.1 million was received in dividends and as a return-of-capital from an unconsolidated affiliate. These cash flows were used primarily to support $20.6 million in capital additions (a 38% increase from the prior year), repurchase $8.9 million of treasury stock, reduce total debt by $2.3 million, and pay $4.3 million in dividends. For the second quarter, the net change in cash was an increase of $0.1 million, compared to a $4.7 decrease for the first quarter. Treasury stock repurchases slowed in the second quarter while inventory additions and capital spending accelerated. Additionally, the strengthening Yen and European currencies reduced the reported dollar value of cash and cash equivalents by $3.0 million for the quarter.

At the end of the first quarter, the Company held $26.4 million in cash and cash equivalents. Cash balances net of short-term debt and current maturities of long-term debt totaled $13.7 million, down from $17.8 million at July 31, 1996. Long-term debt of $7.4 million at January 31, 1997, represented 3.0 % of total long-term capital, down from 4.2 % at July 31, 1996. During the quarter, the company exercised early retirement options on an additional $0.6 million of long term domestic debt, bringing the year-to-date total to $3.6 million.

During the quarter, the Company purchased the remaining 50.1% of its Torit Products distributor in Australia. Subsequent to quarter end, the Company has completed the acquisition of two overseas operations in our Engine Products Group. In South Africa, the Company purchased the exhaust products manufacturing assets of the Kilber Division of N.E.I., which will allow the Company to expand its exhaust products into that geography. In Mexico, the company purchased the shares of Diemo, SA de CV, a supplier of liquid filter components, in what was primarily a vertical integration. All of the above were treated as purchases and the pro-forma impact is not material.


B.      Results of Operations

The Company reported record net earnings for the second quarter ended January 31, 1997 of $11.0 million, up 19% from the $9.2 million recorded in the second quarter last year. Earnings per share were 43 cents, up 23% from prior-year earnings of 35 cents per share as the average number of shares outstanding decreased 2.4%. An 8% increase in sales, from $182.2 million to $196.8 million, coupled with a 0.8 point improvement in the gross margin percentage and a lower effective tax rate combined to boost the earnings growth quarter to quarter. For the six months, net earnings were a record $22.6 million, up 16% from fiscal 96. Earnings per share were 88 cents, up 19% from last year's 74 cents. Year-to-date sales are up 4% to $384.0 million while the gross margin percentage has improved
1.1 points and the effective tax rate has declined 4 points. The foreign exchange translation effect remained generally negative for the quarter, reducing reported dollar sales approximately $3.6 million for the quarter and $8.4 million year-to-date from the prior year.

Gas Turbine business unit sales, which had negatively impacted the first quarter results, rebounded in the second quarter to be flat with the second quarter last year. Engine Products group, up 8% in the quarter, and high purity filter market, up 23% in the quarter, continued to show strong sales results. Engine Product revenues continue to be paced by the Off-Road and Aftermarket segments. Filters for computer disk drives are the primary driver of the high purity sales increase. For the six months, gas turbine filter sales remain 38% below the prior year but backlogs are up 28% from a year ago. Total transportation market sales remain just above the prior year as the heavy-duty transportation segment continues to be weak. However, transportation hard order backlogs increased quarter over quarter for the first time in five quarters.

The gross margins for the quarter increased to 29.6% from 28.8% in the second quarter of fiscal 1996. The six months figures are 29.8% and 28.7%, respectively. The improvement from the prior year is due to a combination of favorable material prices and product mix, notably, lower gas turbine sales and the introduction of the new light duty truck programs.

Operating expenses during the second quarter of fiscal 1997 were $40.2 million, 20.4% of sales, compared to $36.0 million, 19.8% of sales in the same quarter of 1996. Year-to-date operating expenses have increased from 19.5% to 20.2%. Operating expenses in the quarter were higher primarily due to increased selling expenses and actuarial assumption changes in a defined benefit plan.

Hard order backlogs -- goods scheduled for delivery in 90 days -- of $143.8 million at January 31, 1997, increased 20.0% from the same period last year and are up 9% in the quarter. Only the Torit Products market has softened against the prior year. Besides the gas turbine and transportation increases mentioned above, year over year backlogs are up in high purity (up 43%) and off-road ( up 15%) markets.


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



                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

        (a)     Exhibit Index

                None

        (b)     Reports on Form 8-K.

                No reports on Form 8-K were filed during the quarter ended January 31, 1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DONALDSON COMPANY, INC.
                                               (Registrant)




Date      3/13/97                         By /s/James R. Giertz
                                             ----------------------------------
                                             James R. Giertz
                                             Vice President -
                                             Chief Financial Officer


Date     3/13/97                          By /s/Norman C. Linnell
                                             ----------------------------------
                                             Norman C. Linnell
                                             General Counsel and Secretary