Form 10-Q
period 1997-04-30
DONALDSON CO INC
filed 1997-06-13
CIK 29644

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING April 30, 1997 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ________________.

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

Common Stock, $5 Par Value -- 25,122,924 shares as of May 30, 1997



                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                 (Thousands of Dollars Except Per Share Amounts)
                                   (Unaudited)

                                   Three Months Ended             Nine Months Ended
                                         April 30                      April 30
                               ---------------------------    ---------------------------
                                   1997           1996            1997          1996
                               ------------   ------------    ------------   ------------
Net Sales                      $    213,876   $    185,225    $    597,901   $    556,257
Cost of Sales                       147,672        129,853         417,370        394,547
                               ------------   ------------    ------------   ------------
Gross Margin                         66,204         55,372         180,531        161,710
Operating Expenses                   42,557         34,378         119,946        106,623
Other (Income) Expense                  877           (251)          1,483            169
Interest Expense                        582            819           1,655          2,195
                               ------------   ------------    ------------   ------------
Earnings Before Income Taxes         22,188         20,426          57,447         52,723
Income Taxes                          7,988          7,801          20,681         20,720
                               ------------   ------------    ------------   ------------
Net Earnings                   $     14,200   $     12,625    $     36,766   $     32,003
                               ============   ============    ============   ============



Average Shares and
   Equivalents Outstanding
   During Period                 25,461,101     25,941,827      25,505,989     26,060,561
                               ============   ============    ============   ============

Net Earnings Per Share         $        .56   $        .49    $       1.44   $       1.23
                               ============   ============    ============   ============


Dividends Paid Per Share       $        .09   $        .08    $        .26   $        .22
                               ============   ============    ============   ============


See Notes to Condensed Consolidated Financial Statements.



             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                 April 30      July 31
                                                                   1997         1996
                                                                 ---------    ---------
ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                                      $  21,902    $  30,924
  Accounts Receivable, Net                                         147,854      137,145
  Inventories
         Materials                                                  35,463       30,359
         Work in Process                                            11,284       10,184
         Finished Products                                          33,851       31,427
                                                                 ---------    ---------
             Total Inventories                                      80,598       71,970
  Prepaids and Other Current Assets                                  9,382       10,712
                                                                 ---------    ---------
             TOTAL CURRENT ASSETS                                  259,736      250,751
  Property, Plant and Equipment, at Cost                           338,031      307,979
  Less Accumulated Depreciation                                    191,890      183,066
                                                                 ---------    ---------
         Property, Plant and Equipment, Net                        146,141      124,913
  Other Assets                                                      30,075       27,186
                                                                 ---------    ---------
           TOTAL ASSETS                                          $ 435,952    $ 402,850
                                                                 =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Short-Term Debt                                              $  19,348    $   8,916
    Current Maturities of Long-Term Debt                             3,158        4,229
    Trade Accounts Payable                                          63,634       62,020
    Accrued Employee Compensation & Related Taxes                   25,763       23,524
    Other Current Liabilities                                       46,976       39,889
                                                                 ---------    ---------
           TOTAL CURRENT LIABILITIES                               158,879      138,578
    Long-Term Debt                                                   8,526       10,041
    Deferred Income Taxes                                              641          560
    Other Long-Term Liabilities                                     24,389       24,791
SHAREHOLDERS' EQUITY
    Preferred Stock, $1 par value,
        1,000,000 shares authorized, no shares issued                 --           --
    Common Stock, $5 par value,  40,000,000 shares authorized,
        27,063,407 issued on April 30, 1997 and July 31, 1996      135,317      135,317
    Additional Paid-in Capital                                       4,429        2,994
    Retained Earnings                                              156,124      128,795
    Cumulative Translation Adjustment                               (2,118)       6,065
    Treasury Stock - 1,945,292 and 1,738,793 shares, at cost       (47,505)     (41,561)
    Receivable from ESOP                                            (2,730)      (2,730)
                                                                 ---------    ---------
           TOTAL SHAREHOLDERS' EQUITY                              243,517      228,880
                                                                 ---------    ---------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 435,952    $ 402,850
                                                                 =========    =========


See Notes to Condensed Consolidated Financial Statements.




                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                             (Thousands of Dollars)
                                   (Unaudited)


                                                           Nine Months Ended
                                                                April 30
                                                         --------------------
                                                           1997        1996
                                                         --------    --------

OPERATING ACTIVITIES
     Net Earnings                                        $ 36,766    $ 32,003
     Adjustments to Reconcile Net Earnings to
         Net Cash Provided by Operating Activities:
           Depreciation and Amortization                   15,344      15,424
           Property, Plant and Equipment Write-downs            0       1,398
           Changes in Operating Assets and Liabilities     (8,982)       (971)
           Other                                           (1,037)     (2,172)
                                                         --------    --------
                                                           42,091      45,682
INVESTING ACTIVITIES
    Net Expenditures on PP&E                              (31,753)    (24,870)
    Business Acquisitions, Net of Cash Acquired           (14,431)       (278)
    Dividends & Distributions from Affiliates               3,749         616
                                                         --------    --------
                                                          (42,435)    (24,532)

FINANCING ACTIVITIES
   Purchase of Treasury Stock                              (8,904)    (14,852)
   Net Change in Debt                                       7,643        (579)
   Dividends Paid                                          (6,539)     (5,674)
   Other                                                      701       1,396
                                                         --------    --------
                                                           (7,099)    (19,709)


Effect of Exchange Rate Changes on Cash                    (1,579)        189
                                                         --------    --------

(Decrease) Increase in Cash and Cash Equivalents           (9,022)      1,630

Cash and Cash Equivalents-Beginning of Year                30,924      28,565
                                                         --------    --------

Cash and Cash Equivalents-End of Period                  $ 21,902    $ 30,195
                                                         ========    ========

See Notes to Condensed Consolidated Financial Statements.





           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended April 30, 1997 are not necessarily indicative of the results that may be expected for the year ended July 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Donaldson Company, Inc. and subsidiaries' annual report Form 10-K for the year ended July 31, 1996.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

A. Financial Condition

The Company generated $42.1 million of cash and cash equivalents from operations during the first nine months of fiscal 1997. While nine month net earnings increased 14.9% from the prior year, operating cash flows decreased 7.9% due primarily to higher inventory requirements and a higher accounts receivable balance. In addition to the operating cash flow, $3.7 million was received in dividends and as a return-of-capital from an unconsolidated affiliate. These cash flows were used primarily to support $31.8 million in capital additions (a 27.7% increase from the prior year), to make business acquisitions with aggregate cash prices of $14.4 million, to repurchase 321,788 shares of common stock for $8.9 million, and to pay $6.5 million in regular quarterly dividends.

At the end of the third quarter, the Company held $21.9 million in cash and cash equivalents. Cash balances net of short-term debt and current maturities of long-term debt totaled a negative $0.6 million, down from $17.8 million at July 31, 1996. Long-term debt of $8.5 million at April 30, 1997, represented 3.4% of total long-term capital, down from 4.2% at July 31, 1996. Year-to-date the Company exercised early retirement options on long term domestic debt totaling $3.6 million.

During the third quarter of fiscal 1997, the Company completed the acquisition of two overseas operations in our Engine Products Group. In South Africa, the Company purchased the exhaust products manufacturing assets of the Kilber Division of N.E.I., which will allow the Company to expand its exhaust products into that market. In Mexico, the Company purchased all of the outstanding shares of Diemo, SA de CV, a supplier of liquid filter components, in what was primarily a vertical integration. In addition, the Company completed the acquisition of the assets of the Armada Tube Group, including Armada Products Co., located in Armada, MI., and Lakeside Tube Fabricators, Inc., located in Mooresville, N.C. The Armada Group, with annual sales of more than $15 million, specializes in manufacturing and delivering bent and fabricated tubular assemblies for exhaust and other engine related products. All of the above acquisitions were treated as purchases. The results of operations of these businesses were not material in relation to the Company's consolidated results of operations for the quarter ended April 30, 1997.

B. Results of Operations

The Company reported record net earnings for the third quarter, and the nine months ended April 30, 1997. Third quarter net earnings were $14.2 million, compared to $12.6 million in the third quarter of 1996, an increase of 12.5%. Net earnings per share of 56 cents, were up 14.3% from 49 cents in the prior year period. Year-to-date net earnings were $36.8 million, compared with $32.0 million in 1996. Quarterly net earnings improved primarily due to higher sales, higher gross margins and a reduction in the effective income tax rate. Increased sales level and gross margin improvements and a reduction in the effective income tax rate were the primary reasons for the increase in year-to-date net earnings.

Strong business conditions continued in the third quarter across all business units. The core engine products business units - first-fit and replacement parts
- sales were up 10.9% over the same quarter last year. The Torit Products business unit showed solid growth in the third quarter after a slow start in the first half. The gas turbine business sales were up 82.9% from last year and backlogs are 95.1% higher than one year ago. Overall, the gas turbine business is expected to post full-year revenue approximately equal to last year.

The gross margins for the quarter increased to 31.0% from 29.9% in the third quarter of fiscal 1996. Year-to-date figures are 30.2% and 29.1%, respectively. The improvement from the prior year is due to a combination of favorable material prices and product mix.

Operating expenses were $42.6 million for the third quarter of 1997 as compared to $34.4 million for the third quarter of 1996, an increase of 23.8%, and have increased from 18.6% to 19.9% as a percent of sales. Year-to-date operating expenses were $119.9 million in fiscal 1997 as compared to $106.6 million in fiscal 1996, an increase of 12.5%, and have increased from 19.2% to 20.1% as a percent of sales. Operating expenses for the quarter and year-to-date were higher than previous year's quarter and year-to-date primarily because of increased selling expenses and $6.6 million of increases in the third quarter for warranty, legal and other accruals. The accruals include a reserve of approximately $5.0 million for air cleaner assemblies that may not meet customer expectations with regard to corrosion resistance. The reserve represents a reasonable best estimate of the Company's total potential costs. The ultimate amount cannot be fully determined as of April 30, 1997. Although costs could be significant in any one period, they are not expected to have a material effect on the Company's liquidity or consolidated financial position.

Hard order backlogs -- goods scheduled for delivery in 90 days -- of $152.0 million at April 30, 1997, increased 20.6% from the same period last year and are up 5.7% in the quarter. Only the Torit Products market has softened against the prior year. Besides the gas turbine increases mentioned above, year over year backlogs are up 24.0% in high purity, up 10.7% in off-road and up 16.0% in transportation markets.

C. Risk Factors

Certain the of the matters discussed in this Form 10-Q are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties, including, but not limited to changing economic and political conditions in the U.S. and in other countries, changes in governmental spending and budgetary policies, governmental laws and regulations surrounding various matters such as environmental remediation, contract pricing, and international trading restrictions, customer product acceptance, and continued access to capital markets. All forecasts and projections in this Form 10-Q are "forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the aforementioned risk factors and the factors set forth in Exhibit 13 to the Company's Report on Form 10-K for the year ended July 31, 1996. Actual results could differ materially both due to the risk factors mentioned here, and to other factors not so referenced.



                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit Index

                  None

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended April 30, 1997.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DONALDSON COMPANY, INC.
                                      (Registrant)




Date   6/  /97                        By /s/James R. Giertz
                                         James R. Giertz
                                         Senior Vice President -
                                         Chief Financial Officer


Date   6/  /97                        By /s/Norman C. Linnell
                                         Norman C. Linnell
                                         General Counsel and Secretary