Form 10-K
period 1997-07-31
DONALDSON CO INC
filed 1997-10-29
CIK 29644

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
/x/ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 1997 or

/ / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from _______ to ________

Commission File Number 1-7891

                            DONALDSON COMPANY, INC.
--------------------------------------------------------------------------------
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

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange
          Title of Each Class                    on Which Registered
          -------------------                    -------------------
Common Stock, $5 Par Value                   New York Stock Exchange
Preferred Stock Purchase Rights              New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 26, 1997 was $1,162,500,967.50.

The shares of common stock outstanding as of September 26, 1997 were 24,732,385.

                       Documents Incorporated by Reference
                       -----------------------------------
Portions of the 1997 Annual Report to Shareholders of the registrant are incorporated by reference in Parts I and II, as specifically set forth in Parts I and II.

Portions of the Proxy Statement for the 1997 annual shareholders meeting are incorporated by reference in Part III, as specifically set forth in Part III.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K./ /

                                     PART I

Item 1. BUSINESS

GENERAL

         Donaldson Company, Inc. ("Donaldson" or the "Company") was founded in 1915 and organized in its present corporate form under the laws of the State of Delaware in 1936.

         The Company is a worldwide manufacturer of air cleaners, liquid filters and exhaust products and accessories for heavy duty mobile equipment; in-plant air cleaning systems; air intake systems and exhaust products for industrial gas turbines; and specialized filters for diverse applications. The Company has one industry segment which consists of the design, manufacture and sale of products to filter air, sound and liquid. Its principal products are distributed through multiple channels. The Company has customer relationships with original equipment manufacturers (OEMs) worldwide for selling first-fit air intake, exhaust and liquid filtration systems. Sale of aftermarket replacement products are through OEM dealers and independent wholesalers/distributors. In-plant air cleaning systems include dust, fume and mist collectors typically found in manufacturing, production and assembly plants and are sold to end-users worldwide. Gas turbine products include static and pulse-clean air filter systems, replacement filters, inlet-exhaust silencers, evaporative coolers, chiller coils, inlet heating and anti-icing systems. Sales are made through customer relationships with gas turbine manufacturers and direct sales of replacement parts to end-users. Specialized filter products for computer disk drives, aircraft and automotive cabins, industrial and hospital clean rooms, business machines, room air cleaners and air emission control are sold through customer relationships with OEMs and end-users for specific applications and/or markets.

         The table below shows the percentage of total net sales contributed by the principal classes of similar products for each of the last three fiscal years:

                                                   Year Ended July 31
                                           1997           1996            1995
                                           ----           ----            ----

    Air cleaners, filtration
      devices and accessories               66%            67%            67%
    Acoustical products                     11%            11%            11%
    Other                                   23%            22%            22%

COMPETITION

         The Company's business is not considered to be seasonal. Principal methods of competition are price, geographic coverage, service and product performance. The Company operates in a highly competitive environment. The Company estimates it has more than 20 competitors in the sale of filtration products worldwide and less than 10 competitors in the sale of acoustical products worldwide.

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

MAJOR CUSTOMER

         Sales to Caterpillar, Inc. and subsidiaries ("Caterpillar") accounted for 11 percent, 12 percent and 13 percent of net sales in 1997, 1996 and 1995, respectively. Caterpillar has been a customer of the Company for many years and it purchases several models and types of products for a variety of applications. Sales to the U.S. Government do not constitute a material portion of the Company's business.

BACKLOG

         At August 31, 1997, the backlog of orders expected to be delivered within 90 days was $163,682,000. The 90 day backlog at August 31, 1996 was $128,624,000.

RESEARCH AND DEVELOPMENT

         During 1997 the Company spent $17,288,000 on research and development activities relating to the development of new products or improvements of existing products or manufacturing processes. The Company spent $15,906,000 in 1996 and $14,487,000 in 1995 on research and development activities. Essentially all commercial research and development is Company-sponsored.

ENVIRONMENTAL MATTERS

         The Company does not anticipate any material effect on its capital expenditures, earnings or competitive position due to compliance with government regulations involving environmental matters.

EMPLOYEES

         The Company employed 6,230 persons in worldwide operations as of July 31, 1997.

GEOGRAPHIC AREAS

         Note H of the Notes to Consolidated Financial Statements on page 31 in the 1997 Annual Report to Shareholders contains information regarding the Company's geographic areas and is incorporated herein by reference.


Item 2.  PROPERTIES

         The Company's principal office and research facilities are located in Bloomington, a suburb of Minneapolis, Minnesota. European administrative and engineering offices are located in Leuven, Belgium.

         Manufacturing activities are carried on in thirteen plants in the United States, two in Japan and Mexico and one each in Australia, France, United Kingdom, Hong Kong, South Africa, Italy, Belgium, India, China and Germany. Page 36 of the 1997 Annual Report to Shareholders lists U.S. plant locations and is incorporated herein by reference. Note H on page 31 of the 1997 Annual Report to Shareholders presents identifiable assets by geographic area and is incorporated herein by reference.

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

                                                                      First Year
                                                                      Elected or
                                                                      Appointed
                                                                      as an
Name                       Age     Positions and Offices Held         Officer
----                       ---     --------------------------         -------

William G. Van Dyke        52      Chairman, Chief Executive          1979
                                     Officer and President

William M. Cook            44      Senior Vice President,             1994
                                     Commercial and Industrial

James R. Giertz            40      Senior Vice President and          1994
                                     Chief Financial Officer

Norman C. Linnell          38      General Counsel and Secretary      1996

Nickolas Priadka           51      Senior Vice President,             1989
                                     OE Engine

Lowell F. Schwab           49      Senior Vice President,             1994
                                     Operations

Thomas A. Windfeldt        48      V.P., Controller and Treasurer     1985

         All of the above-named executive officers have held executive or management positions with Registrant for more than the past five years except Mr. Giertz who was previously Assistant Treasurer Corporate Finance for General Motors Corporation (1995) and Treasurer of various subsidiaries of General Motors Corporation, Mr. Linnell who was previously a partner in the law firm of Dorsey & Whitney LLP and Mr. Schwab who was previously Vice President and General Manager of the Machinery Division of Washington Scientific, Inc.

                                     PART II


Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The information in the sections "Quarterly Financial Information (Unaudited)" and "NYSE Listing," on pages 32 and 33, and restrictions on payment of dividends in Note D, page 27 of the 1997 Annual Report to Shareholders is incorporated herein by reference. As of September 26, 1997, there were approximately 1,500 shareholders of record of Common Stock.

         The high and low sales prices for registrant's common stock for each full quarterly period during 1997 and 1996 are as follows:

            First             Second            Third             Fourth
            Quarter           Quarter           Quarter           Quarter
            -------           -------           -------           -------
1996        $23 7/8-26 3/8    $24 1/8-26 1/8    $25 5/8-27 7/8    $24 - 28

1997        $25 3/8-29 1/4    $28 5/8-34        $30 3/4-36 5/8    $35 1/2-40 3/4


Item 6.  SELECTED FINANCIAL DATA

         The information for the years 1993 through 1997 on pages 34 and 35 of the 1997 Annual Report to Shareholders is incorporated herein by reference.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information set forth in the section "Management's Discussion and Analysis" on pages 17 through 20 of the 1997 Annual Report to Shareholders is incorporated herein by reference.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 21 through 32, and the Quarterly Financial Information (Unaudited) on page 32 of the 1997 Annual Report to Shareholders is incorporated herein by reference.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - Not applicable.


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information under the captions "Nominees For Election" and "Directors Continuing In Office" on pages 4 and 5 and under the heading "Compliance With Section 16 (a) of the Securities Exchange Act of 1934" on page 15 of the Company's definitive proxy statement dated October 14, 1997 is incorporated herein by reference. Information about the executive officers of the Company is set forth in Part I of this report.

Item 11. EXECUTIVE COMPENSATION

         The information under "Director Compensation" on page 5 and in the section "Executive Compensation" on pages 8 through 10, the "Pension Plan Table" on page 14 and under the caption "Change-in-Control Arrangements" on page 15 of the Company's definitive proxy statement dated October 14, 1997, is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information in the section "Security Ownership" on pages 2 and 3 of the Company's definitive proxy statement dated October 14, 1997, is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Not applicable.


                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      Documents filed with this report:

            (1)   Financial Statements -

                  Consolidated Balance Sheets--July 31, 1997 and 1996 (incorporated by reference from page 22 of the 1997 Annual Report to Shareholders)

                  Consolidated Statements of Earnings--years ended July 31, 1997, 1996 and 1995 (incorporated by reference from page 21 of the 1997 Annual Report to Shareholders)

                  Consolidated Statements of Cash Flows--years ended July 31, 1997, 1996 and 1995 (incorporated by reference from page 23 of the 1997 Annual Report to Shareholders)

                  Consolidated Statements of Changes in Shareholders' Equity--years ended July 31, 1997, 1996 and 1995 (incorporated by reference from page 24 of the 1997 Annual Report to Shareholders)

                  Notes to Consolidated Financial Statements (incorporated by reference from pages 25 through 32 of the 1997 Annual Report to Shareholders)

                  Report of Independent Auditors (incorporated by reference from page 32 of the 1997 Annual Report to Shareholders).

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

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed for the three months ended July 31, 1997.

Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DONALDSON COMPANY, INC.
                                    -------------------------------------
                                                (Registrant)

Date:  October 29, 1997             By   /s/ Norman C. Linnell
                                        ---------------------------------
                                             Norman C. Linnell
                                             General Counsel and
                                             Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/   William G. Van Dyke         Chairman, Chief Executive
-----------------------------     Officer and President
      William G. Van Dyke

/s/   James R. Giertz             Senior Vice President and
-----------------------------     Chief Financial Officer
      James R. Giertz

/s/   Thomas A. Windfeldt         Vice President, Controller
-----------------------------     and Treasurer
      Thomas A. Windfeldt

      *F. Guillaume Bastiaens     Director
-----------------------------
       F. Guillaume Bastiaens

      *Michael R. Bonsignore      Director
-----------------------------
       Michael R. Bonsignore

      *Paul B. Burke              Director
-----------------------------
       Paul B. Burke

      *Janet M. Dolan             Director
-----------------------------
       Janet M. Dolan

      *Jack W. Eugster            Director
-----------------------------
       Jack W. Eugster

      *Kendrick B. Melrose        Director
-----------------------------
       Kendrick B. Melrose

      *S. Walter Richey           Director
-----------------------------
       S. Walter Richey

      *Stephen W. Sanger          Director
-----------------------------
       Stephen W. Sanger

      *G. Angus Wurtele           Director
-----------------------------
       G. Angus Wurtele

*By   /s/ Norman C. Linnell       Date:  October 29, 1997
-----------------------------
          Norman C. Linnell

* As attorney-in-fact

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                             (Thousands of Dollars)

             COL. A                 COL. B                 COL. C                  COL. D         COL. E
----------------------------------------------------------------------------------------------------------
                                                          Additions
                                                --------------------------
                                   Balance at   Charged to                                      Balance at
                                   Beginning    Costs and      Charged to                         End of
         Description               of Period    Expenses    Other Accounts(A)   Deductions(B)     Period
----------------------------------------------------------------------------------------------------------
Year ended July 31, 1997:

 Allowance for doubtful
    accounts deducted from
    accounts receivable              $3,695      $  894          $(161)           $  (334)        $4,094
                                     ======      ======          ======           ========        ======

 Warranty and customer support       $9,760      $6,901                           $  (159)       $16,502
                                     ======      ======                           ========       =======


Year ended July 31, 1996:

 Allowance for doubtful
    accounts deducted from
    accounts receivable              $3,957      $  511          $(246)           $  (527)        $3,695
                                     ======      ======          ======           ========        ======

 Warranty and customer support       $3,893      $7,779                           $(1,912)        $9,760
                                     ======      ======                           ========        ======


Year ended July 31, 1995:

 Allowance for doubtful
    accounts deducted from
    accounts receivable              $3,443      $  940          $ 111            $  (537)        $3,957
                                     ======      ======                           ========        ======


 Warranty and customer support       $8,232      $  648                           $(4,987)        $3,893
                                     ======      ======                           ========        ======

Note A--Foreign currency translation losses (gains) recorded directly to equity.

Note B--Bad debts charged to allowance, net of recoveries.

                                  EXHIBIT INDEX

                           ANNUAL REPORT ON FORM 10-K

         * 3-A - Certificate of Incorporation of Registrant as currently in effect (Filed as Exhibit 3-A to 1993 Form 10-K Report)

         * 3-B - By-laws of Registrant as currently in effect (Filed as Exhibit 3-B to 1996 Form 10-K Report)

         *  4   - **

         *  4-A - Preferred Stock Amended and Restated Rights
                  Agreement (Filed as Exhibit 4.1 to Form 8-K Report Dated January 12, 1996)

         *  4-B - Credit Agreement among Donaldson Company, Inc.
                  and certain listed banks dated as of October 8, 1987 (Filed as Exhibit 4-B to 1987 Form 10-K Report)

         * 10-A - Annual Cash Bonus Plan (Filed as Exhibit 10-A to 1995 Form 10-K Report)

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

         * 10-C - 1980 Master Stock Compensation Plan as Amended (Filed as Exhibit 10-C to 1993 Form 10-K Report)

         * 10-D - Form of Performance Award Agreement under 1991 Master Stock Compensation Plan (Filed as Exhibit 10-D to 1995 Form 10-K Report)

         * 10-E - Copy of Phantom Stock Plan (Filed as Exhibit 10-E to 1991 Form 10-K Report)

         * 10-F - Deferred Compensation Plan for Non-employee Directors as amended (Filed as Exhibit 10-F to 1990 Form 10-K Report)

         * 10-G - Form of "Change in Control" Agreement with key employees as amended (Filed as Exhibit 10-G to 1990 Form 10-K Report)

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

         * 10-J - Copy of Supplementary Executive Retirement Plan (Filed as
                  Exhibit 10-J to 1991 Form 10-K Report)

         * 10-K - 1991 Master Stock Compensation Plan as amended  (Filed as
                  Exhibit 10-K to 1995 Form 10-K Report)

         * 10-L - Form of Restricted Stock Award under 1991 Master Stock Compensation Plan. (Filed as Exhibit 10-L to 1992 Form 10-K Report)

         * 10-M - Form of Agreement to Defer Compensation for certain Executive Officers (Filed as Exhibit 10-M to 1993 Form 10-K Report)

         * 10-N - Stock Option Program for Nonemployee Directors as amended (Filed as Exhibit 10-N to 1995 10-K Report)

           10-O - Salaried Employees' Pension Plan (1997 Restatement)

           10-P - Eighth Amendment of Employee Stock Ownership Plan Trust
                  Agreement (1987 Restatement)

           11   - Computation of net earnings per share

           13   - Portions of Registrant's Annual Report to Shareholders
                  for the year ended July 31, 1997

           21   - Subsidiaries ("Wholly Owned Subsidiaries" and "Joint
                  Ventures" on page 36 of the 1997 Annual Report to Shareholders is incorporated by reference)

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