Form 10-Q
period 1997-10-31
DONALDSON CO INC
filed 1997-12-12
CIK 29644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING October 31, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________TO _________.

Commission File Number 1-7891

                             DONALDSON COMPANY, INC.
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                            41-0222640
       (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)              Identification Number)

                              1400 West 94th Street
                          Minneapolis, Minnesota 55431
                     --------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

Common Stock, $5 Par Value -- 24,792,949 shares as of November 28, 1997

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.


                  CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                 (Thousands of Dollars Except Per Share Amounts)
                                   (Unaudited)

                                      Three Months Ended
                                          October 31
                                     1997            1996
                                ------------     -----------

Net Sales                       $    234,067     $   187,176

Cost of Sales                        165,677         131,044
                                ------------     -----------
Gross Margin                          68,390          56,132

Operating Expenses                    46,368          37,171

Other Expense (Income)                  (202)            242

Interest Expense                         985             609
                                ------------     -----------
Earnings Before Income Taxes          21,239          18,110

Income Taxes                           7,221           6,520
                                ------------     -----------
Net Earnings                    $     14,018     $    11,590
                                ============     ===========


Average Shares and
  Equivalents Outstanding
  During Period                   25,291,623      25,521,134
                                ============     ===========

Net Earnings Per Share          $        .55     $       .45
                                ============     ===========


Dividends Paid Per Share        $        .09     $       .09
                                ============     ===========

See Notes to Condensed Consolidated Financial Statements.

             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                 October 31     July 31
                                                                    1997          1997
                                                                 ---------     ---------
ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                                      $  26,257     $  14,278
  Accounts Receivable, Net                                         153,865       161,440

  Inventories
         Materials                                                  38,863        36,178
         Work in Process                                            12,030        11,488
         Finished Products                                          41,639        38,253
                                                                 ---------     ---------
             Total Inventories                                      92,532        85,919

  Prepaids and Other Current Assets                                  8,219         7,181
                                                                 ---------     ---------
             TOTAL CURRENT ASSETS                                  280,873       268,818

  Property, Plant and Equipment, at Cost                           362,660       354,154
  Less Accumulated Depreciation                                   (202,753)     (199,559)
                                                                 ---------     ---------
         Property, Plant and Equipment, Net                        159,907       154,595
  Other Assets                                                      28,504        30,981
                                                                 ---------     ---------
             TOTAL ASSETS                                        $ 469,284     $ 454,394
                                                                 =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Short-Term Debt                                              $  45,471     $  42,027
    Current Maturities of Long-Term Debt                               264           647
    Trade Accounts Payable                                          65,549        68,317
    Accrued Employee Compensation & Related Taxes                   26,135        28,760
    Warranty and Customer Support                                   16,852        16,502
    Other Current Liabilities                                       26,740        20,044
                                                                 ---------     ---------
             TOTAL CURRENT LIABILITIES                             181,011       176,297

    Long-Term Debt                                                   4,355         4,201
    Deferred Income Taxes                                              902         1,442
    Other Long-Term Liabilities                                     28,440        28,589

SHAREHOLDERS' EQUITY
  Preferred Stock, $1 par value,
        1,000,000 shares authorized, no shares issued                 --            --
  Common Stock, $5 par value, 40,000,000 shares authorized,
        27,063,407 issued at both dates                            135,317       135,317
     Additional Paid-In Capital                                      6,469         6,212
     Retained Earnings                                             178,081       167,444
     Cumulative Translation Adjustment                              (1,853)          934
     Treasury Stock - 2,327,767 and 2,337,379 shares, at cost      (63,438)      (63,312)
     Receivable from ESOP                                                0        (2,730)
                                                                 ---------     ---------
             TOTAL SHAREHOLDERS' EQUITY                            254,576       243,865
                                                                 ---------     ---------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 469,284     $ 454,394
                                                                 =========     =========

See Notes to Condensed Consolidated Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                             (Thousands of Dollars)
                                   (Unaudited)

                                                            Three Months Ended
                                                               October 31
                                                            1997         1996
                                                          --------     --------

OPERATING ACTIVITIES

     Net Earnings                                         $ 14,018     $ 11,590
     Adjustments to Reconcile Net Earnings to
         Net Cash Provided by Operating Activities:
           Depreciation and Amortization                     5,965        5,325
           Changes in Operating Assets and Liabilities       7,120       (1,763)
           Other                                              (874)        (942)
                                                          --------     --------
            Net Cash Provided by Operating Activities       26,229       14,210

INVESTING ACTIVITIES

     Net Expenditures on PP&E                              (13,309)      (9,703)
     Return of Investment in Affiliate                       1,500            0
     Dividends & Distributions from Affiliates                   0          603
                                                          --------     --------
            Net Cash Used in Investing Activities          (11,809)      (9,100)

FINANCING ACTIVITIES

    Purchase of Treasury Stock                                (939)      (7,109)
    Net Change in Debt                                       3,567       (1,912)
    Dividends Paid                                          (2,226)      (2,027)
    Payment Received from ESOP                               2,730            0
    Other                                                     (269)       1,002
                                                          --------     --------
            Net Cash Provided by (Used in)
              Financing Activities                           2,863      (10,046)

Effect of Exchange Rate Changes on Cash                     (5,304)         280
                                                          --------     --------
Increase (Decrease) in Cash and Cash Equivalents            11,979       (4,656)

Cash and Cash Equivalents-Beginning of Year                 14,278       30,924
                                                          --------     --------
Cash and Cash Equivalents-End of Period                   $ 26,257     $ 26,268
                                                          ========     ========

See Notes to Condensed Consolidated Financial Statements.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended October 31, 1997 are not necessarily indicative of the results that may be expected for the year ended July 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Donaldson Company, Inc. and subsidiaries' annual report on Form 10-K for the year ended July 31, 1997.

Note B - New Accounting Standards
In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." This new standard requires dual presentation of basic and diluted earnings per share (EPS) on the statement of earnings for all entities with complex capital structures. The Company will adopt SFAS No. 128 in the second quarter of 1998 and will restate prior period earnings per share based on requirements of the standard. Early adoption is not permitted. If in effect at such dates, SFAS No. 128 would have resulted in the Company reporting an increase in basic earnings per share of $.02 and $.01 for the quarters ended October 31, 1996 and 1997, respectively. There would have been no impact on fully diluted earnings per share as reported for such quarters.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

A.     Financial Condition

The Company generated $26.2 million of cash and cash equivalents from operations during the first quarter of fiscal 1998. Operating cash flows increased 84.6% over the prior year period primarily due to higher net earnings and a lower accounts receivable balance. In addition to the operating cash flow, $1.5 million was received as a return of capital from an unconsolidated affiliate. These cash flows were used primarily to support $13.3 million in capital additions (a 37.2% increase from the prior year), and pay $2.2 million in dividends during the first quarter of fiscal 1998.

At the end of the first quarter, the Company held $26.3 million in cash and cash equivalents. Short-term debt totaled $45.5 million, up from $42.0 million at July 31, 1997. Long-term debt of $4.4 million at October 31, 1997, represented 1.7% of total long-term capital, unchanged from July 31, 1997.

A two-for-one stock split effected in the form of a 100 percent stock dividend was declared by the Board of Directors on November 21, 1997, to be distributed on January 13, 1998 to shareholders of record on December 19, 1997.

B.     Results of Operations

The Company reported record net earnings for the first quarter ended October 31, 1997 of $14.0 million, up 20.9% from the $11.6 million recorded in the first quarter last year. Earnings per share were 55 cents, up 22.2% from prior-year earnings per share of 45 cents as the average number of shares outstanding decreased 0.9%. Increase in net earnings was primarily due to higher sales and a reduction in the effective income tax rate offset by slightly lower margins. Total net sales of $234.1 million were up 25.0% from prior year sales of $187.2 million. Engine products revenues were $161.2 million, a 20.6% increase over the first quarter last year. Significant factors supporting the growth in engine products include an increase in automotive billings from last year, growth in replacement part sales and the addition of $5.5 million in revenue from the Armada Tube Group acquired in the third quarter of fiscal 1997. Strong gas turbine growth contributed to a 36.3% increase in industrial product sales. Other significant contributors to revenue growth in industrial products include an increase in Torit dust collection sales due to strong shipments and the acquisition of Aercology business in the fourth quarter of fiscal 1997.

The gross margins for the quarter decreased to 29.2 % from 30.0 % in the first quarter of fiscal 1997. The decrease was due to product mix changes resulting in lower profitability in the automotive business and lower than expected margins in the acquired Armada Tube business, but was offset partially by higher margins in gas turbine.

Operating expenses during the first quarter of fiscal 1998 were $46.4 million,
19.8 % of sales, compared to $37.2 million, 19.9% of sales in the same quarter of 1997.

The effective income tax rate of 34% in the first quarter of fiscal 1998 was lower than the 36% in the first quarter of fiscal 1997 due to lower overseas tax rates.

Hard order backlogs - goods scheduled for delivery in 90 days - of $158.2 million at October 31, 1997, increased 19.6 percent from the same period last year. Hard order backlogs relative to one year ago increased for all significant business segments and indicate continued revenue growth in the near term. A modest decline in hard order backlogs of 3.7% from the previous quarter is consistent with observed seasonal patterns.

The U.S. dollar continues to be strong relative to the currencies of foreign countries where the Company operates. The strong dollar continues to have a negative impact on overseas results because foreign exchange denominated earnings translate into less U.S. dollars. The impact of foreign exchange translation was a negative $6.3 million in the quarter relative to last year.

C.     Risk Factors

Except for the historical information contained herein, certain of the matters discussed in this Form 10-Q are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties, including, but not limited to changing economic and political conditions in the U.S. and in other countries, changes in governmental spending and budgetary policies, governmental laws and regulations surrounding various matters such as environmental remediation, contract pricing, and international trading restrictions, customer product acceptance, and continued access to capital markets. All forecasts and projections in this Form 10-Q are "forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the aforementioned risk factors. Actual results could differ materially both due to the risk factors mentioned here and to other factors not so referenced.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit Index

                  None

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended October 31, 1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DONALDSON COMPANY, INC.
                                                   (Registrant)

Date   12/12/97                              By /s/James R. Giertz
     ----------------                           ------------------
                                                James R. Giertz
                                                Senior Vice President and
                                                Chief Financial Officer

Date   12/12/97                              By /s/Norman C. Linnell
     ----------------                           --------------------
                                                Norman C. Linnell
                                                General Counsel and
                                                Secretary