Form 10-Q
period 1998-01-31
DONALDSON CO INC
filed 1998-03-13
CIK 29644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING January 31, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO _______________.

Commission File Number 1-7891

                             DONALDSON COMPANY, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                          41-0222640
          ------------------------------------------------------------
           (State or other jurisdiction of           (I.R.S. Employer
            incorporation or organization)        Identification Number)

                              1400 West 94th Street
                          Minneapolis, Minnesota 55431
                       ---------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

Common Stock, $5 Par Value -- 49,571,511 shares as of February 27, 1998

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                  CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                 (Thousands of Dollars Except Per Share Amounts)
                                   (Unaudited)


                                     Three Months Ended              Six Months Ended
                                          January 31                    January 31
                                 ---------------------------   ----------------------------
                                     1998          1997           1998             1997
                                 ------------   ------------   ------------    ------------
Net Sales                        $    232,974   $    196,849   $    467,041    $    384,025
Cost of Sales                         168,034        138,654        333,711         269,698
                                 ------------   ------------   ------------    ------------
Gross Margin                           64,940         58,195        133,330         114,327
Operating Expenses                     44,979         40,218         91,347          77,389
Other (Income) Expense                     17            364           (185)            606
Interest Expense                          991            464          1,976           1,073
                                 ------------   ------------   ------------    ------------
Earnings Before Income Taxes           18,953         17,149         40,192          35,259
Income Taxes                            6,444          6,173         13,665          12,693
                                 ------------   ------------   ------------    ------------
Net Earnings                     $     12,509   $     10,976   $     26,527    $     22,566
                                 ============   ============   ============    ============

Net Earnings Per Share:

Weighted Average Shares
  Outstanding During Period        49,593,217     50,183,698     49,528,532      50,312,988
                                 ============   ============   ============    ============

Diluted Shares Outstanding         50,697,926     50,917,647     50,594,132      51,047,211
                                 ============   ============   ============    ============
Net Earnings Per Share - Basic   $        .25   $        .22   $        .54    $        .45
                                 ============   ============   ============    ============

Net Earnings Per Share
  Assuming Dilution              $        .25   $        .22   $        .52    $        .44
                                 ============   ============   ============    ============

Dividends Paid Per Share         $        .05   $        .04   $        .09    $        .08
                                 ============   ============   ============    ============


See Notes to Condensed Consolidated Financial Statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                 January 31,      July 31,
                                                                    1998            1997
                                                                 ----------      ----------
ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                                      $    6,291      $   14,278
  Accounts Receivable, Net                                          157,716         161,440
Inventories
         Materials                                                   42,177          36,178
         Work in Process                                             13,055          11,488
         Finished Products                                           45,190          38,253
                                                                 ----------      ----------
            Total Inventories                                       100,422          85,919
Prepaids and Other Current Assets                                    10,183           7,181
                                                                 ----------      ----------
           TOTAL CURRENT ASSETS                                     274,612         268,818

Property, Plant and Equipment, at Cost                              374,538         354,154
Less Accumulated Depreciation                                      (204,902)       (199,559)
                                                                 ----------      ----------
         Property, Plant and Equipment, Net                         169,636         154,595
  Other Assets                                                       29,386          30,981
                                                                 ----------      ----------
           TOTAL ASSETS                                          $  473,634      $  454,394
                                                                 ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-Term Debt                                                $   52,091      $   42,027
  Current Maturities of Long-Term Debt                                  105             647
  Trade Accounts Payable                                             69,053          68,317
  Accrued Employee Compensation & Related Taxes                      23,616          28,760
  Warranty and Customer Support                                      17,507          16,502
  Other Current Liabilities                                          23,107          20,044
                                                                 ----------      ----------
           TOTAL CURRENT LIABILITIES                                185,479         176,297

  Long-Term Debt                                                      4,108           4,201
  Deferred Income Taxes                                                 986           1,442
  Other Long-Term Liabilities                                        27,714          28,589

SHAREHOLDERS' EQUITY
  Preferred Stock, $1 par value,
     1,000,000 shares authorized, no shares issued                     --              --
  Common Stock, $5 par value,  80,000,000 shares authorized,
     49,655,954 and 54,126,814 issued January 31, 1998
     and July 31, 1997, respectively                                248,280         135,317
  Additional Paid-In Capital                                            823           6,212
  Retained Earnings                                                  12,990         167,444
  Cumulative Translation Adjustment                                  (4,853)            934
  Treasury Stock - 91,561 and 4,674,758 shares, at cost              (1,893)        (63,312)
  Receivable from ESOP                                                 --            (2,730)
                                                                 ----------      ----------
           TOTAL SHAREHOLDERS' EQUITY                               255,347         243,865
                                                                 ----------      ----------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $  473,634      $  454,394
                                                                 ==========      ==========

See Notes to Condensed Consolidated Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                       Six Months Ended
                                                                          January 31
                                                                   ------------------------
                                                                      1998           1997
                                                                   ---------      ---------
OPERATING ACTIVITIES
    Net Earnings                                                   $  26,527      $  22,566
    Adjustments to Reconcile Net Earnings to
         Net Cash Provided by Operating Activities:
           Depreciation and Amortization                              12,001         10,828
           Changes in Operating Assets and Liabilities               (14,332)        (2,680)
           Other                                                      (2,972)           (89)
                                                                   ---------      ---------
           Net Cash Provided by Operating Activities                  21,224         30,625

INVESTING ACTIVITIES

    Net Expenditures on PP&E                                         (31,274)       (20,603)
    Dividends & Distributions from Affiliates                          1,500          3,037
                                                                   ---------      ---------
           Net Cash Used in Investing Activities                     (29,774)       (17,566)

FINANCING ACTIVITIES

    Purchase of Treasury Stock                                        (6,149)        (8,904)
    Net Change in Debt                                                10,049         (2,262)
    Dividends Paid                                                    (4,707)        (4,281)
    Payment Received from ESOP                                         2,730           --
    Other                                                                157            554
                                                                   ---------      ---------
           Net Cash Provided by (Used In) Financing Activities         2,080        (14,893)

Effect of Exchange Rate Changes on Cash                               (1,517)        (2,726)
                                                                   ---------      ---------

(Decrease) in Cash and Cash Equivalents                               (7,987)        (4,560)

Cash and Cash Equivalents-Beginning of Year                           14,278         30,924
                                                                   ---------      ---------

Cash and Cash Equivalents-End of Period                            $   6,291      $  26,364
                                                                   =========      =========

See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ended July 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Donaldson Company, Inc. and subsidiaries' annual report on Form 10-K for the year ended July 31, 1997.

Note B - New Accounting Standards
In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which was adopted by the Company in the second quarter of fiscal 1998. Upon adoption of SFAS No. 128, the Company is presenting basic earnings per share and diluted earnings per share. Basic earnings per share is computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares outstanding during the period increased by the effect of dilutive stock options using the treasury stock method, and shares issuable under its Performance and Incentive Plans.

The following table presents information necessary to calculate basic and diluted earnings per common and common equivalent share:

                                               Three Months Ended           Six Months Ended
                                                   January 31,                 January 31,
                                            -------------------------   -------------------------
                                                1998          1997          1998          1997
                                            -----------   -----------   -----------   -----------
Weighted average shares outstanding-Basic    49,593,217    50,183,698    49,528,532    50,312,988
    Dilutive share equivalents                1,104,709       733,949     1,065,600       734,223
                                            -----------   -----------   -----------   -----------

Weighted average shares -  Diluted           50,697,926    50,917,647    50,594,132    51,047,211
                                            ===========   ===========   ===========   ===========

Net earnings for basic and diluted
    earnings per share computation          $    12,509   $    10,976   $    26,527   $    22,566
                                            -----------   -----------   -----------   -----------

Basic earnings per share                    $       .25   $       .22   $       .54   $       .45
                                            ===========   ===========   ===========   ===========

Diluted earnings per share                  $       .25   $       .22   $       .52   $       .44
                                            ===========   ===========   ===========   ===========

Earnings per share amounts and share amounts have been restated to reflect the Company's 2-for-1 stock split on January 13, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

A. Financial Condition

The Company generated $21.2 million of cash and cash equivalents from operations during the first six months of fiscal 1998. Operating cash flows decreased 30.7% from the prior year period primarily due to higher inventory requirements to support higher sales levels. In addition to the operating cash flow, $1.5 million was received as a return-of-capital from an unconsolidated affiliate. These cash flows were used primarily to support $31.3 million in capital additions (a 51.8% increase from the prior year), repurchase $6.1 million of treasury stock, and pay $4.7 million in dividends during the first six months of fiscal 1998. Increase in capital expenditures is due to productivity enhancing projects at various plants in the United States and overseas, capacity expansion and continuing upgrades to information systems. Expenditures for domestic plants and distribution centers totaled $17.7 million for the first six months of fiscal 1998. Expenditures for overseas operations totaled $9.5 million for the same period.

At the end of the second quarter, the Company held $6.3 million in cash and cash equivalents. Short-term debt totaled $52.1 million, up from $42.0 million at July 31, 1997. Long-term debt of $4.1 million at January 31, 1998, represented 1.6% of total long-term capital, down from 1.7% at July 31, 1997.

The Board of Directors on November 21, 1997 declared a 2-for-1 stock split of its common stock, effected in the form of a 100 percent stock dividend. The stock split was distributed January 13, 1998, to shareholders of record as of December 19, 1997.

B. Results of Operations

The Company reported record net earnings for the second quarter ended January 31, 1998 of $12.5 million, up 14.0% from the $11.0 million recorded in the second quarter last year. Diluted earnings per share were 25 cents, up 13.6% from prior-year diluted earnings per share of 22 cents as the average number of shares outstanding decreased 0.4%. Increase in net earnings was primarily due to higher sales and a reduction in the effective income tax rate offset by slightly lower margins. Total net sales for the three months ended January 31, 1998 of $233.0 million were up 18.4% from the same period last year of $196.8 million. For the six months, net earnings were a record $26.5 million, up 17.6% from fiscal 1997. Diluted earnings per share were 52 cents, up 18.2% from last year's diluted earnings per share of 44 cents. Year-to-date sales are up 21.6% to $467.0 million.

In general, business conditions remain strong in North America and Europe; Japan and certain surrounding markets are flat. Specifically, in the first six months of the year, revenue in local currency terms is up 31.2% in North America and 30.6% in Europe relative to last year; revenue from our Japanese subsidiary was unchanged relative to last year. Engine products revenues were $155.2 million, a 20.1% increase over second quarter last year and $316.4 million for the six month period, an increase of 20.3% over prior year. Significant factors supporting the growth in engine products include growth in replacement part sales and the addition of $5.0 million in revenue from the Armada Tube Group acquired in the third quarter of fiscal 1997. Industrial products revenues were $77.8 million, a 15.0% increase over second quarter last year and $150.7 million for the six month period, a 24.4% increase over prior year. Significant contributors to revenue growth in industrial products include an increase in Torit dust collection sales due to strong market conditions in the United States and Europe, strong gas turbine growth, and the acquisition of the assets of the Aercology business in the fourth quarter of fiscal 1997.

The gross margins for the second quarter of fiscal 1998 decreased to 27.9% from 29.6% in the same period last year. The six months figures are 28.5% and 29.8%, respectively. The decrease was due to product mix changes resulting in lower profitability in the automotive business and integration cost related to the Armada Tube acquisition, but was partially offset by higher margins in industrial products.

Operating expenses during the second quarter of fiscal 1998 were $45.0 million, 19.3% of sales, compared to $40.2 million, 20.4% of sales in the same quarter of 1997. Year-to-date operating expenses as a percentage of sales have decreased from 20.2% to 19.6%, primarily due to lower reserves for warranty expense and pension obligations.

Hard order backlogs -- goods scheduled for delivery in 90 days -- of $154.6 million at January 31, 1998, increased 7.8% from the same period last year and are down slightly in the quarter. Only the gas turbine and high purity markets have softened against the prior year. All other significant business markets have increased relative to one year ago and indicate continued revenue growth in the near term.

The U. S. dollar continues to be strong relative to the currencies of foreign countries where the Company operates. The strong dollar continues to have a negative impact on overseas results because foreign exchange denominated earnings translate into less U. S. dollars. The impact of foreign exchange translation on net sales was a negative $6.6 million and $12.9 million for the three and six months ended January 31, 1998.

C. Year 2000 Issues

A task force was formed approximately one year ago to assess the Company's exposure to the "year 2000" issue -- all computer hardware and software systems have been evaluated to determine whether date-dependent functions will remain operable through the year 2000. In summary, the Company has implemented measures to have all critical business systems year-2000-ready by December 31, 1998. Several auxiliary or non-critical systems will be modified in 1999. Costs incurred and expected to be incurred related exclusively to addressing year-2000 issues at the Company total approximately $5.0 million. Based on the Company's analysis of the year 2000 issues, it appears that the amount spent to remediate its year 2000 issues will not have a material effect on the operations or financial results of the Company.

D. Risk Factors

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

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security holders

         (a) The Annual meeting of shareholders of Registrant was held on Novemnger 21, 1997. A total of 24,732,385 shares were outstanding and entitled to vote at the meeting.

         (b)      Not Applicable.

         (c)      Matters Submitted and Voting Results:

                  (i)      Election of Directors:

                           Name of Nominee                Vote Tabulation
                                                        For         Withheld
                                                        ---         --------
                           Jack W. Eugster           21,366,251      230,442
                           William G. Van Dyke       21,346,464      250,229

                  (ii) Approved the adoption of the amendment of the Company's Certificate of Incorporation to increase the number of authorized shares of Company Common Stock from 40,000,000 to 80,000,000 with the following vote: For - 20,043,851; Against -
                           1,457,677; Abstaining - 95,165.

                  (iii) Ratified selection of Ernst & Young LLP as Registrant's independent public auditors for the fiscal year ending July 31, 1998 with the following vote: For - 21,380,591; Against - 49,384; Abstaining
                           - 166,718.

         (d)      Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibit Index

                  3-A Certificate of Incorporation of Registrant as currently in effect

                  10-E     ESOP Restoration Plan (Amended and Restated)

                  10-Q     Deferred Compensation and 401(K) Excess Plan

         Note: Exhibits have been furnished only to the Securities and Exchange Commission. Copies will be furnished to individuals upon request and payment of $20 representing Registrant's reasonable expense in furnishing such exhibits.

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended January 31, 1998.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           DONALDSON COMPANY, INC.
                                                 (Registrant)




Date  3/13/98                              By /s/James R. Giertz
                                              ------------------
                                              James R. Giertz
                                              Vice President -
                                              Chief Financial Officer


Date  3/13/98                              By /s/Norman C. Linnell
                                              --------------------
                                              Norman C. Linnell
                                              General Counsel and Secretary