Form 10-Q
period 1998-04-30
DONALDSON CO INC
filed 1998-06-12
CIK 29644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING April 30, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

Commission File Number 1-7891

                             DONALDSON COMPANY, INC.
    -----------------------------------------------------------------------
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

                                                     Yes ___X___  No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $5 Par Value -- 48,927,545 shares as of May 31, 1998

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                 (Thousands of Dollars Except Per Share Amounts)
                                   (Unaudited)

                                      Three Months Ended               Nine Months Ended
                                          April 30,                        April 30,
                                -----------------------------    -----------------------------
                                    1998             1997            1998             1997
                                ------------     ------------    ------------     ------------
Net Sales                       $    233,840     $    213,876    $    700,881     $    597,901

Cost of Sales                        171,096          147,672         504,807          417,370
                                ------------     ------------    ------------     ------------

Gross Margin                          62,744           66,204         196,074          180,531

Operating Expenses                    38,649           42,557         129,996          119,946

Other (Income) Expense                (1,141)             877          (1,326)           1,483

Interest Expense                       1,108              582           3,084            1,655
                                ------------     ------------    ------------     ------------
Earnings Before Income Taxes          24,128           22,188          64,320           57,447

Income Taxes                           8,204            7,988          21,869           20,681
                                ------------     ------------    ------------     ------------
Net Earnings                    $     15,924     $     14,200    $     42,451     $     36,766
                                ============     ============    ============     ============



Weighted Average Shares
Outstanding                       49,403,102       50,198,490      49,521,624       50,274,836
                                ============     ============    ============     ============

Diluted Shares Outstanding        50,491,472       50,955,727      50,615,501       51,045,503
                                ============     ============    ============     ============

Net Earnings Per Share-Basic    $        .32     $        .28    $        .86     $        .73
                                ============     ============    ============     ============

Net Earnings Per Share
Assuming Dilution               $        .32     $        .28    $        .84     $        .72
                                ============     ============    ============     ============

Dividends Paid Per Share        $        .05     $        .04    $        .14     $        .13
                                ============     ============    ============     ============

See Notes to Condensed Consolidated Financial Statements.

             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                  April 30,       July 31,
                                                                    1998            1997
                                                                 -----------     -----------
ASSETS
CURRENT ASSETS
       Cash and Cash Equivalents                                 $    20,135     $    14,278
       Accounts Receivable, Net                                      157,664         161,440
       Inventories
            Materials                                                 45,417          36,178
            Work in Process                                           14,058          11,488
            Finished Products                                         48,662          38,253
                                                                 -----------     -----------
                Total Inventories                                    108,137          85,919
       Prepaids and Other Current Assets                               7,419           7,181
                                                                 -----------     -----------
                TOTAL CURRENT ASSETS                                 293,355         268,818
       Property, Plant and Equipment, at Cost                        383,162         354,154
       Less Accumulated Depreciation                                (208,691)       (199,559)
                                                                 -----------     -----------
            Property, Plant and Equipment, Net                       174,471         154,595
       Other Assets                                                   32,226          30,981
                                                                 -----------     -----------
                TOTAL ASSETS                                     $   500,052     $   454,394
                                                                 ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
       Short-Term Debt                                           $    77,897     $    42,027
       Current Maturities of Long-Term Debt                              228             647
       Trade Accounts Payable                                         69,304          68,317
       Accrued Employee Compensation & Related Taxes                  27,300          28,760
       Warranty and Customer Support                                  16,730          16,502
       Other Current Liabilities                                      23,336          20,044
                                                                 -----------     -----------
                TOTAL CURRENT LIABILITIES                            214,795         176,297
       Long-Term Debt                                                  1,868           4,201
       Deferred Income Taxes                                             945           1,442
       Other Long-Term Liabilities                                    22,125          28,589
SHAREHOLDERS' EQUITY
   Preferred Stock, $1 par value,
          1,000,000 shares authorized, no shares issued                 --              --
   Common Stock, $5 par value,  80,000,000 shares authorized,
          49,655,954 and 54,126,814 issued April 30, 1998
          and July 31, 1997, respectively                            248,281         135,317
       Additional Paid-in Capital                                      1,268           6,212
       Retained Earnings                                              27,867         167,444
       Cumulative Translation Adjustment                              (7,418)            934
       Treasury Stock - 409,030 and 4,674,758 shares issued           (9,679)        (63,312)
          April 30, 1998 and July 31, 1997, respectively
       Receivable from ESOP                                             --            (2,730)
                                                                 -----------     -----------
                TOTAL SHAREHOLDERS' EQUITY                           260,319         243,865
                                                                 -----------     -----------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $   500,052     $   454,394
                                                                 ===========     ===========

See Notes to Condensed Consolidated Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                         Nine Months Ended
                                                                             April 30
                                                                      -----------------------
                                                                         1998         1997
                                                                      ----------   ----------
OPERATING ACTIVITIES
     Net Earnings                                                     $   42,451   $   36,766
     Adjustments to Reconcile Net Earnings to
         Net Cash Provided by Operating Activities:
            Depreciation and Amortization                                 18,175       15,344
            Changes in Operating Assets and Liabilities                  (19,044)      (8,982)
            Other                                                        (12,047)      (1,037)
                                                                      ----------   ----------
               Net Cash Provided by Operating Activities                  29,535       42,091
INVESTING ACTIVITIES
     Net Expenditures on PP&E                                            (43,471)     (31,753)
     Business Acquisitions, Net of Cash Acquired                            --        (14,431)
     Dividends & Distributions from Affiliates                             1,566        3,749
                                                                      ----------   ----------
               Net Cash Used in Investing Activities                     (41,905)     (42,435)

FINANCING ACTIVITIES
     Purchase of Treasury Stock                                          (14,245)      (8,904)
     Net Change in Debt                                                   34,976        7,643
     Dividends Paid                                                       (7,194)      (6,539)
     Payment Received from ESOP                                            2,730         --
     Other                                                                 2,364          701
                                                                      ----------   ----------
               Net Cash Provided by (Used In) Financing Activities        18,631       (7,099)


Effect of Exchange Rate Changes on Cash                                     (404)      (1,579)
                                                                      ----------   ----------

Increase (Decrease) in Cash and Cash Equivalents                           5,857       (9,022)

Cash and Cash Equivalents-Beginning of Year                               14,278       30,924
                                                                      ----------   ----------

Cash and Cash Equivalents-End of Period                               $   20,135   $   21,902
                                                                      ==========   ==========

See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended April 30, 1998 are not necessarily indicative of the results that may be expected for the year ended July 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Donaldson Company, Inc. and subsidiaries' annual report on Form 10-K for the year ended July 31, 1997.

Note B - New Accounting Standards
In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which was adopted by the Company in the second quarter of fiscal 1998. Upon adoption of SFAS No. 128, the Company is presenting basic earnings per share and diluted earnings per share. Basic earnings per share is computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares outstanding during the period increased by: (1) the effect of dilutive stock options using the treasury stock method, and (2) shares issuable under the Company's Performance and Incentive Plans.

The following table presents information necessary to calculate basic and diluted earnings per common share and common share equivalent:

                                                 Three Months Ended             Nine Months Ended
                                                      April 30,                     April 30,
                                             --------------------------    --------------------------
                                                 1998           1997           1998           1997
                                             -----------    -----------    -----------    -----------
Weighted average shares outstanding-Basic     49,403,102     50,198,490     49,521,624     50,274,836
    Dilutive share equivalents                 1,088,370        757,237      1,093,877        770,667
                                             -----------    -----------    -----------    -----------

Weighted average shares -  Diluted            50,491,472     50,955,727     50,615,501     51,045,503
                                             ===========    ===========    ===========    ===========

Net earnings for basic and diluted
    earnings per share computation           $15,924,000    $14,200,000    $42,451,000    $36,766,000
                                             -----------    -----------    -----------    -----------

Basic earnings per share                     $       .32    $       .28    $       .86    $       .73
                                             ===========    ===========    ===========    ===========
Diluted earnings per share                   $       .32    $       .28    $       .84    $       .72
                                             ===========    ===========    ===========    ===========

Earnings per share amounts and share amounts have been restated to reflect the Company's 2-for-1 stock split effected in the form of a stock dividend issued on January 13, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

A.    Financial Condition

The Company generated $29.5 million of cash and cash equivalents from operations during the first nine months of fiscal 1998. Operating cash flows decreased 29.8% from the prior year period primarily due to higher inventory requirements to support higher sales levels. In addition to the operating cash flow, $1.5 million was received as a return-of-capital from an unconsolidated affiliate. These cash flows plus borrowings from the Company's credit facility were used primarily to support $43.5 million in capital additions (a 36.9% increase from the prior year), repurchase $14.2 million of treasury stock, and pay $7.2 million in dividends during the first nine months of fiscal 1998. The increase in capital expenditures is due to projects designed to enhance productivity at various plants in the United States and overseas, capacity expansion and continuing upgrades to information systems. Expenditures for domestic plants and distribution centers totaled $23.5 million for the first nine months of fiscal 1998. Expenditures for overseas operations totaled $13.7 million for the same period.

At the end of the third quarter, the Company held $20.1 million in cash and cash equivalents. Short-term debt totaled $77.9 million, up from $42.0 million at July 31, 1997. Long-term debt of $1.9 million at April 30, 1998, represented 0.7% of total long-term capital, down from 1.7% at July 31, 1997.

On November 21, 1997 the Board of Directors declared a 2-for-1 stock split of its common stock, effected in the form of a 100 percent stock dividend. The stock dividend was issued on January 13, 1998, to shareholders of record as of December 19, 1997.

B.    Results of Operations

The Company reported record net earnings for the three months ended April 30, 1998 of $15.9 million, up 12.1% from the $14.2 million recorded for the three months ended April 30, 1997. Diluted earnings per share were 32 cents, up 14.3% from prior-year diluted earnings per share of 28 cents; the average number of shares outstanding decreased 0.9% compared to the prior year period. The increase in net earnings was primarily due to higher sales and a reduction in the effective income tax rate offset by lower margins. Total net sales for the three months ended April 30, 1998 of $233.8 million were up 9.3% from the same period last year of $213.9 million. Excluding the negative impact of foreign currency translation of $5.5 million, sales for the three months ended April 30, 1998 were up 11.9% from the three month period ended April 30, 1997.

For the nine months, net earnings were a record $42.5 million, up 15.5% from fiscal 1997. Diluted earnings per share were 84 cents, up 16.7% from last year's diluted earnings per share of 72 cents. Year-to-date sales are up 17.2% to $700.9 million. Excluding the negative impact of foreign currency translation of $18.4 million, sales for the nine months ended April 30, 1998 were up 20.3% from the nine month period ended April 30, 1997. Excluding foreign exchange translation and incremental revenue from businesses acquired in the last twelve months, sales for the nine month period ended April 30, 1998 would have been $695.2 million, up 16.3% from the same period last year.

In general, business conditions remain strong in North America and Europe while Japan and certain surrounding markets are flat; these general trends are expected to continue for the near term. Specifically, in the first nine months of the year, revenue in local currency terms is up 25.4% in North America and 27.9% in Europe relative to last year; revenue from our Japanese subsidiary was unchanged relative to last year. Engine products revenues were $161.1 million, a 13.1% increase over third quarter last year and $477.5 million for the nine month period, an increase of 17.8% over prior year. Significant factors supporting the growth in engine products include growth in replacement part sales and the addition of the Armada Tube Group which was acquired in the third quarter of fiscal 1997. Industrial products revenues were $72.7 million, a 1.9% increase over third quarter last year and $223.4 million for the nine month period, a 16.1% increase over prior year. Significant contributors to revenue growth in industrial products include an increase in Torit dust collection sales due to strong market conditions in the United States and Europe, strong gas turbine and high purity growth, and the acquisition of the assets of the Aercology business in the fourth quarter of fiscal 1997.

The gross margins for the third quarter of fiscal 1998 decreased to 26.8% from 30.9% in the same period last year. The nine months figures are 28.0% and 30.2%, respectively. The decrease was due to product mix changes resulting in lower profitability in the automotive business, integration cost related to the Armada Tube acquisition and pricing pressures in the high purity, defense and aftermarket areas, but was partially offset by higher margins in industrial products.

Operating expenses during the third quarter of fiscal 1998 were $38.6 million, 16.5% of sales, compared to $42.6 million, 19.9% of sales in the same quarter of 1997. Year-to-date operating expenses as a percentage of sales have decreased from 20.1% to 18.5%, primarily due to lower reserves for warranty expense and pension obligations.

Hard order backlogs -- goods scheduled for delivery in 90 days -- of $151.4 million at April 30, 1998, were virtually unchanged from April 30, 1997 and are down slightly from the second quarter of fiscal 1998. The gas turbine backlog is up 45.8% relative to prior year and indicates a strong fourth quarter. In general, current backlogs appear to indicate a slowdown in revenue growth over the next several months.

The U. S. dollar continues to be strong relative to the currencies of foreign countries where the Company operates. The strong dollar continues to have a negative impact on overseas results because foreign exchange denominated sales and earnings translate into less U. S. dollars. The impact of foreign exchange translation on net sales was a negative $5.5 million and $18.4 million for the three and nine months ended April 30, 1998. The impact of foreign exchange translation on net sales was a negative $5.8 million and $14.4 million for the three and nine months ended April 30, 1997.

C.    Year 2000 Issues

A task force was formed approximately one year ago to assess the Company's exposure to the "year 2000" issue -- all of the Company's computer hardware and software systems have now been evaluated to determine whether date-dependent functions will remain operable through the year 2000. In summary, the Company has implemented measures to have all critical business systems year-2000-ready by December 31, 1998. Several auxiliary or non-critical systems will be modified during calendar year 1999. Costs incurred and expected to be incurred related exclusively to addressing year-2000 issues at the Company total approximately $5.0 million.

The Company presently believes that the year 2000 issue will not pose significant operational problems for the Company's systems after modifications to existing software and conversion to new software. However, there can be no assurance that unforeseen difficulties will not arise for the Company, its customers or vendors and that related costs will not thereby be incurred.

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

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibit Index

                None

         (b)    Reports on Form 8-K.

                No reports on Form 8-K were filed during the quarter ended April 30, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DONALDSON COMPANY, INC.
                                         -----------------------
                                              (Registrant)




Date   June 12, 1998                     By /s/James R. Giertz
     ------------------                     ------------------
                                            James R. Giertz
                                            Senior Vice President and
                                            Chief Financial Officer