Form 10-K
period 1998-07-31
DONALDSON CO INC
filed 1998-10-29
CIK 29644

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 1998 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from _________ to _________

Commission File Number 1-7891

                             DONALDSON COMPANY, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                               41-0222640
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1400 West 94th Street, Minneapolis, Minnesota                    55431
---------------------------------------------                -------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 25, 1998 was $736,424,514.

The shares of common stock outstanding as of September 25, 1998 were 47,587,174.

                       Documents Incorporated by Reference
                       -----------------------------------
Portions of the 1998 Annual Report to Shareholders of the registrant are incorporated by reference in Parts I and II, as specifically set forth in Parts I and II.

Portions of the Proxy Statement for the 1998 annual shareholders meeting are incorporated by reference in Part III, as specifically set forth in Part III.

                                     PART I

Item 1. BUSINESS

GENERAL

    Donaldson Company, Inc. ("Donaldson" or the "Company") was founded in 1915 and organized in its present corporate form under the laws of the State of Delaware in 1936.

    The Company is a worldwide manufacturer of air filters, liquid filters and exhaust and emission control products and accessories for heavy duty mobile equipment; in-plant air cleaning systems; air intake systems and exhaust products for industrial gas turbines; and specialized filters for diverse applications. The Company has one industry segment which consists of the design, manufacture and sale of products to filter air, sound and liquid. Its principal products are distributed through multiple channels. The Company has customer relationships with original equipment manufacturers (OEMs) worldwide for selling first-fit air intake, exhaust and liquid filtration systems. Sales of aftermarket replacement products are through OEM dealers and independent wholesalers/distributors. In-plant air cleaning systems include dust, fume and mist collectors typically found in manufacturing, production and assembly plants and are sold to end-users worldwide. Gas turbine products include static and pulse-clean air filter systems, replacement filters, inlet-exhaust silencers, evaporative coolers, chiller coils, inlet heating and anti-icing systems. Sales are made through customer relationships with gas turbine manufacturers and direct sales of replacement parts to end-users. Specialized filter products for computer disk drives, aircraft cabins, industrial and hospital clean rooms, business machines, room air cleaners and other industrial applications are sold through customer relationships with OEMs and end-users for specific applications and/or markets.

    The table below shows the percentage of total net sales contributed by the principal classes of similar products for each of the last three fiscal years:

                                              Year Ended July 31
                                          1998       1997       1996
                                          ----       ----       ----

    Air cleaners, filtration
      devices and accessories              66%        66%        67%
    Acoustical products                    11%        11%        11%
    Other                                  23%        23%        22%

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

MAJOR CUSTOMER

    Sales to Caterpillar, Inc. and subsidiaries ("Caterpillar") accounted for 11 percent, 11 percent and 12 percent of net sales in 1998, 1997 and 1996, respectively. Caterpillar has been a customer of the Company for many years and it purchases several models and types of products for a variety of applications. Sales to the U.S. Government do not constitute a material portion of the Company's business.

BACKLOG

    At August 31, 1998, the backlog of orders expected to be delivered within 90 days was $139,749,000. The 90 day backlog at August 31, 1997 was $163,682,000.

RESEARCH AND DEVELOPMENT

    During 1998 the Company spent $23,509,000 on research and development activities relating to the development of new products or improvements of existing products or manufacturing processes. The Company spent $17,288,000 in 1997 and $15,906,000 in 1996 on research and development activities. Essentially all commercial research and development is Company-sponsored.


ENVIRONMENTAL MATTERS

    The Company does not anticipate any material effect on its capital expenditures, earnings or competitive position due to compliance with government regulations involving environmental matters.

EMPLOYEES

    The Company employed 6,867 persons in worldwide operations as of July 31, 1998.

GEOGRAPHIC AREAS

    Note H of the Notes to Consolidated Financial Statements on page 24 in the 1998 Annual Report to Shareholders contains information regarding the Company's geographic areas and is incorporated herein by reference.


Item 2. PROPERTIES

    The Company's principal office and research facilities are located in Bloomington, a suburb of Minneapolis, Minnesota. European administrative and engineering offices are located in Leuven, Belgium.

    Manufacturing activities are carried on in thirteen plants in the United States, two in Japan and Mexico and one each in Australia, France, United Kingdom, Hong Kong, South Africa, Italy, Belgium, India, China and Germany. The back cover of the 1998 Annual Report to Shareholders lists U.S. plant locations and is incorporated herein by reference. Note H on page 24 of the 1998 Annual Report to Shareholders presents identifiable assets by geographic area and is incorporated herein by reference.

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

                                                                      First Year
                                                                      Elected or
                                                                      Appointed
                                                                      as an
Name                     Age      Positions and Offices Held          Officer
----                     ---      --------------------------          -------

William G. Van Dyke      53       Chairman, Chief Executive           1979
                                  Officer and President

William M. Cook          45       Senior Vice President,              1994
                                  Commercial and Industrial

James R. Giertz          41       Senior Vice President and           1994
                                  Chief Financial Officer

Norman C. Linnell        39       General Counsel and Secretary       1996

Nickolas Priadka         52       Senior Vice President,              1989
                                  OE Engine

Lowell F. Schwab         50       Senior Vice President,              1994
                                  Operations

Thomas A. Windfeldt      49       Vice President, Controller          1985
                                  and Treasurer

    All of the above-named executive officers have held executive or management positions with Registrant for more than the past five years except Mr. Giertz who was previously Assistant Treasurer Corporate Finance for General Motors Corporation (1995) and Treasurer of various subsidiaries of General Motors Corporation, Mr. Linnell, who was previously a partner in the law firm of Dorsey & Whitney LLP, and Mr. Schwab, who was previously Vice President and General Manager of the Machinery Division of Washington Scientific, Inc.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    The information in the sections "Quarterly Financial Information (Unaudited)" and "NYSE Listing," on pages 25 and 28, and restrictions on payment of dividends in Note D, page 19 of the 1998 Annual Report to Shareholders is incorporated herein by reference. As of September 25, 1998, there were approximately 1,702 shareholders of record of Common Stock.

            The high and low sales prices for registrant's common stock for each full quarterly period during 1998 and 1997, restated to reflect the registrant's 2-for-1 stock split effected in the form of a stock dividend issued on January 13, 1998, are as follows:

         First              Second             Third             Fourth
         Quarter            Quarter            Quarter           Quarter
         -------            -------            -------           -------
1997     $12 11/16-14 5/8   $14 5/16-17        $15 3/8-18 5/16   $17 3/4-20 3/8

1998     $20 5/16-27 3/16   $22 1/4-25 11/16   $22 5/8-26 3/16   $18 9/16-25 1/8


Item 6. SELECTED FINANCIAL DATA

    The information for the years 1994 through 1998 on pages 26 and 27 of the 1998 Annual Report to Shareholders is incorporated herein by reference.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information set forth in the section "Management's Discussion and Analysis" on pages 6 through 11 of the 1998 Annual Report to Shareholders is incorporated herein by reference.

A.  MARKET RISK

    Market Risk disclosure as discussed under "Market Risk" and "Foreign Currency" on page 10 of the 1998 Annual Report to Shareholders is incorporated herein by reference.


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 12 through 25, and the Quarterly Financial Information (Unaudited) on page 25 of the 1998 Annual Report to Shareholders is incorporated herein by reference.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - Not applicable.


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information under the captions "Nominees For Election" and "Directors Continuing In Office" on page 4 under the heading "Compliance With Section 16
(a) of the Securities Exchange Act of 1934" on page 17 of the Company's definitive proxy statement dated October 14, 1998 is incorporated herein by reference. Information about the executive officers of the Company is set forth in Part I of this report.

Item 11. EXECUTIVE COMPENSATION

    The information under "Director Compensation" on page 5 and in the section "Executive Compensation" on pages 10 through 12, the "Pension Plan Table" on page 16 and under the caption "Change-in-Control Arrangements" on page 17 of the Company's definitive proxy statement dated October 14, 1998, is incorporated herein by reference.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information in the section "Security Ownership" on page 2 of the Company's definitive proxy statement dated October 14, 1998, is incorporated herein by reference.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Not applicable.


                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Documents filed with this report:

        (1) Financial Statements -

            Consolidated Balance Sheets--July 31, 1998 and 1997 (incorporated by reference from page 13 of the 1998 Annual Report to Shareholders)

            Consolidated Statements of Earnings--years ended July 31, 1998, 1997 and 1996 (incorporated by reference from page 12 of the 1998 Annual Report to Shareholders)

            Consolidated Statements of Cash Flows--years ended July 31, 1998, 1997 and 1996 (incorporated by reference from page 14 of the 1998 Annual Report to Shareholders)

            Consolidated Statements of Changes in Shareholders' Equity--years ended July 31, 1998, 1997 and 1996 (incorporated by reference from page 15 of the 1998 Annual Report to Shareholders)

            Notes to Consolidated Financial Statements (incorporated by reference from pages 16 through 25 of the 1998 Annual Report to Shareholders)

            Report of Independent Auditors (incorporated by reference from page 25 of the 1998 Annual Report to Shareholders).


        (2) Financial Statement Schedules -

            Schedule II      Valuation and qualifying accounts

            All other schedules (Schedules I, III, IV and V) for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instruction, or are inapplicable, and therefore have been omitted.

        (3) Exhibits

            The exhibits listed in the accompanying index are filed as part of this report or incorporated by reference as indicated therein.

    (b) Reports on Form 8-K

        No reports on Form 8-K were filed for the three months ended July 31, 1998.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DONALDSON COMPANY, INC.
                                           -----------------------
                                                (Registrant)

Date:  October 29, 1998             By  /s/  Norman C. Linnell
     -----------------------            -----------------------------
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

     *John F. Grundhofer          Director
-----------------------------
      John F. Grundhofer

     *Kendrick B. Melrose         Director
-----------------------------
      Kendrick B. Melrose

     *S. Walter Richey            Director
-----------------------------
      S. Walter Richey

     *Stephen W. Sanger           Director
-----------------------------
      Stephen W. Sanger


*By   /s/ Norman C. Linnell       Date:  October 29, 1998
-----------------------------            ----------------
          Norman C. Linnell

* As attorney-in-fact

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                             (Thousands of Dollars)

              COL. A                 COL. B               COL. C                 COL. D       COL. E
------------------------------------------------------------------------------------------------------
                                                          Additions
                                                ----------------------------
                                   Balance at   Charged to                                  Balance at
                                   Beginning    Costs and    Charged to                       End of
         Description               of Period    Expenses    Other Accounts(A)  Deductions(B)  Period
------------------------------------------------------------------------------------------------------
Year ended July 31, 1998:

 Allowance for doubtful
    accounts deducted from
    accounts receivable              $ 4,094      $   413      $(136)           $   (675)      $3,696
                                     =======      =======      ======           =========      ======

 Warranty Reserves                   $19,197      $ 7,254                       $(10,355)     $16,096
                                     =======      =======                       =========     =======


Year ended July 31, 1997:

 Allowance for doubtful
    accounts deducted from
    accounts receivable              $ 3,695      $   894      $(161)           $   (334)     $ 4,094
                                     =======      =======      ======           =========     =======

 Warranty Reserves                   $12,750      $12,080                       $ (5,633)     $19,197
                                     =======      =======                       =========     =======


Year ended July 31, 1996:

 Allowance for doubtful
    accounts deducted from
    accounts receivable              $ 3,957      $   511      $(246)           $  (527)      $ 3,695
                                     =======      =======      ======           ========      =======

 Warranty Reserves                   $ 6,442      $ 9,894                       $(3,586)      $12,750
                                     =======      =======                       ========      =======


Note A--Foreign currency translation losses (gains) recorded directly to equity.

Note B--Bad debts charged to allowance, net of recoveries.

                                  EXHIBIT INDEX
                           ANNUAL REPORT ON FORM 10-K


*  3-A -   Certificate of Incorporation of Registrant as currently in effect
           (Filed as Exhibit 3-A to Form 10-Q for the Second Quarter ended January 31, 1998)

*  3-B -   By-laws of Registrant as currently in effect (Filed as Exhibit 3-B to
           1996 Form 10-K Report)

*  4   -   **

*  4-A -   Preferred Stock Amended and Restated Rights Agreement (Filed as
           Exhibit 4.1 to Form 8-K Report Dated January 12, 1996)

* 10-A - Annual Cash Bonus Plan (Filed as Exhibit 10-A to 1995 Form 10-K Report)***

* 10-B -   Supplementary Retirement Agreement with William A. Hodder (Filed as
           Exhibit 10-B to 1993 Form 10-K Report)***

* 10-C - 1980 Master Stock Compensation Plan as Amended (Filed as Exhibit 10-C to 1993 Form 10-K Report)***

* 10-D - Form of Performance Award Agreement under 1991 Master Stock Compensation Plan (Filed as Exhibit 10-D to 1995 Form 10-K Report)***

* 10-E -   Copy of ESOP Restoration Plan as Amended and Restated (Filed as
           Exhibit 10-E to Form 10-Q for the Second Quarter ended January 31,
           1998)***

* 10-F - Deferred Compensation Plan for Non-employee Directors as amended (Filed as Exhibit 10-F to 1990 Form 10-K Report)***

* 10-G - Form of "Change in Control" Agreement with key employees as amended (Filed as Exhibit 10-G to 1990 Form 10-K Report)***

* 10-H -   Independent Director Retirement and Benefit Plan as amended (Filed as
           Exhibit 10-H to 1995 Form 10-K Report)***

* 10-I -   Excess Benefit Plan (Filed as Exhibit 10-I to 1989 Form 10-K Report)
           ***

* 10-J - Copy of Supplementary Executive Retirement Plan (Filed as Exhibit 10-J to 1991 Form 10-K Report)***

  10-K -   1991 Master Stock Compensation Plan as amended***

* 10-L - Form of Restricted Stock Award under 1991 Master Stock Compensation Plan. (Filed as Exhibit 10-L to 1992 Form 10-K Report)***

* 10-M - Form of Agreement to Defer Compensation for certain Executive Officers (Filed as Exhibit 10-M to 1993 Form 10-K Report)***

  10-N -   Stock Option Program for Nonemployee Directors***

* 10-O - Salaried Employees' Pension Plan - 1997 Restatement (Filed as Exhibit l0-0 to 1997 10-K Report)***

* 10-P - Eighth Amendment of Employee Stock Ownership Plan Trust Agreement - 1987 Restatement (Filed as Exhibit 10-P to 1997 10-K Report)***

* 10-Q - Deferred Compensation and 401(K) Excess Plan (Filed as Exhibit 10-Q to Form 10-Q for the Second Quarter ended January 31, 1998)***

  10-R - Note Purchase Agreement among Donaldson Company, Inc. and certain listed Insurance Companies dated as of July 15, 1998.

  10-S - First Supplement to Note Purchase Agreement among Donaldson Company, Inc. and certain listed Insurance Companies dated as of August 1, 1998.

  10-T -   Deferred Stock Option Gain Plan***

  11   -   Computation of net earnings per share ("Earnings Per Share" in
           "Summary of Significant Accounting Policies" in Note A, page 16 of the 1998 Annual Report to Shareholders is incorporated herein by reference)

  13   -   Portions of Registrant's Annual Report to Shareholders for the year ended July 31, 1998

  21   -   Subsidiaries ("Wholly Owned Subsidiaries" and "Joint Ventures" on the
           back cover of the 1998 Annual Report to Shareholders is incorporated by reference)

  23   -   Consent of Independent Auditors

  24   -   Powers of Attorney

  27   -   Financial Data Schedule

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

***  Denotes compensatory planor management contract.

     Note: Exhibits have been furnished only to the Securities and Exchange Commission. Copies will be furnished to individuals upon request and payment of $20 representing Registrant's reasonable expense in furnishing such exhibits.