Form 10-Q
period 1998-10-31
DONALDSON CO INC
filed 1998-12-15
CIK 29644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING October 31, 1998 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

Commission File Number 1-7891

                             DONALDSON COMPANY, INC.
     -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                               41-0222640
     -----------------------------------------------------------------------
       (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)              Identification Number)

                              1400 West 94th Street
                          Minneapolis, Minnesota 55431
                          ----------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

Common Stock, $5 Par Value -- 47,434,729 shares as of November 30, 1999
-----------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.


                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                 (Thousands of Dollars Except Per Share Amounts)
                                   (Unaudited)

                                             Three Months Ended
                                                 October 31
                                       -----------------------------
                                           1998              1997
                                       ------------     ------------
Net Sales                              $    225,431     $    234,067
Cost of Sales                               163,102          165,677
                                       ------------     ------------
Gross Margin                                 62,329           68,390
Operating Expenses                           41,798           46,368
Other Income                                   (961)            (202)
Interest Expense                              1,831              985
                                       ------------     ------------
Earnings Before Income Taxes                 19,661           21,239
Income Taxes                                  6,292            7,221
                                       ------------     ------------
Net Earnings                           $     13,369     $     14,018
                                       ============     ============

Weighted Average Shares Outstanding
    Basic                                47,837,351       49,463,814

    Diluted                              48,498,541       50,583,246

Net Earnings Per Share-Basic           $        .28     $        .28

Net Earnings Per Share-Diluted         $        .28     $        .27

Dividends Paid Per Share               $        .05     $        .05

See Notes to Condensed Consolidated Financial Statements.

             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                 October 31     July 31
                                                                    1998          998
                                                                 ----------    ----------
ASSETS
------
CURRENT ASSETS
       Cash and Cash Equivalents                                 $  20,308     $  16,069
       Accounts Receivable                                         166,689       161,914
       Inventories
            Materials                                               37,369        38,346
            Work in Process                                         13,767        14,557
            Finished Products                                       47,203        49,114
                                                                 ---------     ---------
                Total Inventories                                   98,339       102,017
       Prepaids and Other Current Assets                             8,707         7,341
                TOTAL CURRENT ASSETS                               294,043       287,341

       Property, Plant and Equipment, at Cost                      403,841       391,381
       Less Accumulated Depreciation                              (220,469)     (212,514)
                                                                 ---------     ---------
            Property, Plant and Equipment, Net                     183,372       178,867
       Other Assets                                                 34,768        33,113
                                                                 ---------     ---------
                TOTAL ASSETS                                     $ 512,183     $ 499,321
                                                                 =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
       Short-Term Debt                                           $  33,170     $  45,491
       Current Maturities of Long-Term Debt                            476           405
       Trade Accounts Payable                                       59,063        59,368
       Accrued Employee Compensation & Related Taxes                24,107        26,837
       Warranty and Customer Support                                15,988        16,096
       Other Current Liabilities                                    25,462        19,295
                                                                  --------     ---------
                TOTAL CURRENT LIABILITIES                          158,266       167,492

       Long-Term Debt                                               75,399        50,349
       Deferred Income Taxes                                         1,722         1,604
       Other Long-Term Liabilities                                  23,879        24,205

SHAREHOLDERS' EQUITY
   Preferred Stock, $1 par value,
    1,000,000 shares authorized, no shares issued                       --            --
   Common Stock, $5 par value, 80,000,000 shares authorized,
    49,655,954 issued at both dates                                248,280       248,280
   Additional Paid-in Capital                                          929         1,199
   Retained Earnings                                                50,609        39,965
   Accumulated Other Comprehensive Income                           (2,604)       (5,135)
   Treasury Stock - 2,144,546 and 1,274,251 shares at
          October 31, 1998 and July 31, 1998, respectively         (44,297)      (28,638)
                                                                 ---------     ---------

                TOTAL SHAREHOLDERS' EQUITY                         252,917       255,671
                                                                 ---------     ---------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 512,183     $ 499,321
                                                                 =========     =========

See Notes to Condensed Consolidated Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                         Three Months Ended
                                                                             October 31
                                                                         1998         1997
                                                                       --------     --------
OPERATING ACTIVITIES

     Net Earnings                                                      $ 13,369     $ 14,018
     Adjustments to Reconcile Net Earnings to
         Net Cash Provided by Operating Activities:
            Depreciation and Amortization                                 6,498        5,965
            Changes in Operating Assets and Liabilities                   7,727        7,120
            Other                                                        (2,016)        (874)
                                                                       --------     --------
               Net Cash Provided by Operating Activities                 25,578       26,229

INVESTING ACTIVITIES

     Net Expenditures on Property and Equipment                          (9,017)     (13,309)
     Business Acquisitions, Net of Cash Acquired                           (150)          --
     Return of Investment in Affiliate                                       --        1,500
                                                                       --------     --------
               Net Cash Used in Investing Activities                     (9,167)     (11,809)

FINANCING ACTIVITIES

     Purchase of Treasury Stock                                         (17,028)        (939)
     Net Change in Debt                                                  11,313        3,567
     Dividends Paid                                                      (2,406)      (2,226)
     Payment Received from ESOP                                              --        2,730
     Other                                                                1,126         (269)
                                                                       --------     --------
               Net Cash (Used In) Provided by Financing Activities       (6,995)       2,863


Effect of Exchange Rate Changes on Cash                                  (5,177)      (5,304)
                                                                       --------     --------

Increase in Cash and Cash Equivalents                                     4,239       11,979

Cash and Cash Equivalents-Beginning of Year                              16,069       14,278
                                                                       --------     --------

Cash and Cash Equivalents-End of Period                                $ 20,308     $ 26,257
                                                                       ========     ========

See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ended July 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Donaldson Company, Inc. and subsidiaries' annual report on Form 10-K for the year ended July 31, 1998.

Note B - Net Earnings Per Share

The Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which was adopted by the Company in the second quarter of fiscal 1998. The Company's basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.

The following table presents information necessary to calculate basic and diluted net earnings per common share:

                                                 Three Months Ended
                                                     October 31
                                             --------------------------
                                                 1998           1997
                                             -----------    -----------
Weighted average shares outstanding-Basic     47,837,351     49,463,814
    Dilutive share equivalents                   661,190      1,119,432

Weighted average shares-Diluted               48,498,541     50,583,246
                                             ===========    ===========

Net earnings for basic and diluted
    earnings per share computation           $13,369,000    $14,018,000
                                             -----------    -----------

Net earnings per share-Basic                 $       .28    $       .28
                                             ===========    ===========
Net earnings per share-Diluted               $       .28    $       .27
                                             ===========    ===========

Note C -  Comprehensive Income

The Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which was adopted by the Company in the first quarter of fiscal 1999. Upon adoption of SFAS No. 130, the Company is reporting other comprehensive income as a separate item in the shareholders' equity section of the balance sheet and disclosing components of other comprehensive income. The adoption of this Statement has no impact on the Company's net earnings or shareholders' equity. Other comprehensive income consists solely of foreign currency translation adjustments. Prior financial statements have been restated to conform to the provisions of SFAS 130.

Total comprehensive income and its components are as follows (in thousands):

                                            Three Months Ended
                                                October 31
                                           --------------------
                                              1998        1997
                                           --------    --------
Net earnings                               $ 13,369    $ 14,018
Foreign currency translation adjustment       2,531      (2,787)
Total other comprehensive income           $ 15,900    $ 11,231


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

A. Financial Condition

The Company generated $25.6 million of cash and cash equivalents from operations during the first three months of fiscal 1999. Operating cash flows decreased 2.5% from the prior year. These cash flows plus borrowings from the Company's credit facility were used primarily to support $9.0 million in capital additions, repurchase $17.0 million of treasury stock, and pay $2.4 million in dividends during the first three months of fiscal 1999.

At the end of the first quarter, the Company held $20.3 million in cash and cash equivalents. Short-term debt totaled $33.2 million, down from $45.5 million at July 31, 1998. Long-term debt of $75.4 million at October 31, 1998, represented 23.0% of total long-term capital, up from 16.5% at July 31, 1998.

The Company believes that the combination of present capital resources, internally generated funds, and unused financing sources are more than adequate to meet cash requirements for 1999.

B. Results of Operations

The Company reported net earnings for the first quarter ended October 31, 1998 of $13.4 million, down 4.6% from the $14.0 million recorded in the first quarter last year. Diluted net earnings per share were 28 cents, up 3.7% from prior-year diluted net earnings per share of 27 cents as the average number of shares outstanding decreased 4.1% compared to the prior year period. The decrease in net earnings was primarily due to lower sales. Total net sales of $225.4 million were down 3.7% from prior year sales of $234.1 million. Excluding the negative impact of foreign currency translation of $4.1 million, sales were down 1.9% from last year.

Although market conditions remain soft in some key business areas others continued strong growth. Areas of strong growth include: European operations (excluding the gas turbine business), which were up 15 percent in local currency terms relative to last year; the gas turbine business worldwide, which continues to benefit from strong demand in North America with sales up 9 percent relative to the same period last year; and the heavy duty truck market in North America, which continues to operate at maximum capacity. Areas of weakness include:
Japanese operations, which posted revenue declines of about 10 percent from last year in local currency, in line with our expectations; and the agriculture sector in North America- representing less than 5 percent of our total annual revenue- which was weak due to production cut-backs by our major OEM customers. While engine product sales decreased 6.0% from the same period last year industrial products improved slightly posting a 1.3% increase from the same period last year. Overall, revenue growth has slowed and we expect modest or no growth for fiscal 1999.

The gross margins for the first quarter of fiscal 1999 were 27.6%--about one and a half percentage points below the same quarter last year, but unchanged relative to the second half of last fiscal year. The lower margins relative to last year reflect a variety of negative developments, primarily in engine products, including: unfavorable sales mix, higher product cost not recovered with price increases, and general price pressure.

Operating expenses during the first quarter of fiscal 1999 were $41.8 million, 18.5% of sales, compared to $46.4 million, 19.8% of sales in the same quarter of fiscal 1998. This reduction in operating expense was due primarily to lower levels of warranty expense and lower salary compensation expense.

The effective income tax rate of 32% for the period ending October 31, 1998 was lower compared to 34% for the same period last year due to lower overseas tax rates.

Hard order backlogs--goods scheduled for delivery in 90 days -- of $145.4 million for the first quarter of fiscal 1999 are down 6.4% from the same period last year and up 4.8% from the prior quarter end. Relative to last year, the majority of the decline in backlog is attributed to the automotive, defense and heavy duty truck market segments in North America. Excluding the impact of discontinued product lines and other special factors in these three businesses, backlogs are essentially unchanged from prior year.

The US dollar continues to be strong relative to the currencies of foreign countries where the Company operates. The strong dollar continues to have a negative impact on overseas results because foreign exchange denominated sales and earnings translate into less U.S. dollars. The impact of foreign exchange translation on net sales was a negative $4.1 million for the three months ended October 31, 1998. The impact of foreign exchange translation on net sales was a negative $6.3 million for the three months ended October 31, 1997.


Year 2000 and Euro Currency Issues

The Company has developed plans to address the potential for business interruption related to the impact of Year 2000 on computer systems. Financial, information and operating systems (including any equipment with embedded microprocessors) have been surveyed and assessed. In most cases, identified problems have already been rectified or detailed plans are in place to modify impacted systems prior to the end of 1998. In some cases identified problems will be addressed with repair projects to be completed in 1999. Progress against these plans is monitored and reported to senior management and to the Audit Committee of the Board of Directors on a regular basis. Implementation of required changes to, and testing of, critical business systems is expected to be complete by the end of 1998. Changes to all other systems are expected to be complete by July 1999. Testing of non-critical systems will be performed on a spot basis; more extensive testing may be initiated if it is deemed appropriate.

The Company has also surveyed its significant suppliers to assess the potential impact on operations if key third parties are not successful in converting their systems in a timely manner. Responses to these surveys are incomplete at this time. Responses received to date indicate that our suppliers are aware of the Year 2000 issue and are implementing all necessary changes, mostly scheduled for completion by mid-1999.

Incremental costs (including contractor expenses and the cost of internal resources dedicated to achieving Year 2000 compliance) are charged to expense as incurred. Total costs for all relevant Year 2000 specific activity is estimated to be $5 million, of which approximately 70 percent has been spent to date. The source of funds for these costs is operating cash flow.

In general, only a small percentage of our products contain microprocessors and all of our product range is now Year 2000 compliant. Our information systems (financial, purchasing, manufacturing planning, etc.) are easily inventoried and detailed modification plans exist and are being executed. Our manufacturing systems are, in general, standard pieces of equipment with relatively few proprietary or unique operating systems or controls. At this time, the Company does not have in place a comprehensive, global contingency plan relative to potential Year 2000 disruptions. Rather, each significant system either has been repaired and tested, or is being repaired. For systems currently being reworked, contingency plans exist to address the most reasonably likely negative scenarios.

The most reasonably likely negative scenario is that modification work will not proceed on schedule, causing some increase to the total cost of achieving Year 2000 compliance. The impact on the Company's results of operations if the Company or its suppliers or customers are not fully Year 2000 compliant is not reasonably determinable. However, since we are depending on our ability to execute modification plans and our vendors to continue material supply without interruption, there can be no assurance that unforeseen difficulties will not arise for the Company or its customers and that related costs will not thereby be incurred. This dependence on the performance of our employees, contractors and vendors, as it relates to the Year 2000 issue, does not appear significantly different from our dependence on these groups relative to a wide range of other expectations (e.g., product quality, dependable delivery, technical support, etc.)

The Company has a significant number of customers located in the European Union countries participating in the conversion on January 1, 1999 to a new European Currency (the "Euro Conversion"). The Company does not expect the costs of any modifications to its internal systems to have a material effect on the Company's results of operations or financial condition. The Euro Conversion may also have competitive implications for the sale of the Company's products, which could be material in nature, however, any such impact is not known at this time. There can be no assurance that unforeseen difficulties will not arise for the Company or its customers and that related costs will not thereby be incurred.

Market Risk

The Company's market risk includes the potential loss arising from adverse changes in foreign currency exchange rates and interest rates. The Company manages foreign currency market risk through the use of a variety of financial and derivative instruments. The Company's objective in managing these risks is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. The Company uses forward exchange contracts and other hedging activities to hedge the U.S. dollar value resulting from anticipated foreign currency transactions. The Company's market risk on interest rates is the potential increase in fair value of long-term debt resulting from a potential decrease in interest rates. There have been no material changes in the reported market risks of the Company since July 31, 1998. See further discussion of these market risks in the Donaldson Company, Inc. annual report on Form 10-K for the year ended July 31, 1998.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 "SAFE HARBOR"

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is making this cautionary statement in connection with such safe harbor legislation. This Form 10-Q, the Company's Annual Report to Shareholders, any Form 10-K, Form 10-Q or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," "should" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this Form 10-Q are "forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the risk factors noted below.

The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to: changing economic and political conditions in the U.S. and in other countries, changes in governmental spending and budgetary policies, governmental laws and regulations surrounding various matters such as environmental remediation, contract pricing, and international trading restrictions, customer product acceptance, continued access to capital markets, issues related to the Company's Year 2000 compliance program, and foreign currency risks (including any associated with the conversion of various European currencies into the "Euro" in 1999). Though the Company has attempted to list comprehensively these import factors, the Company wishes to caution investors that other factors may in the future prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Investors are further cautioned not to place undue reliance on such forward-looking statements as they speak only to the Company's views as of the date the statement is made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


Item 3. Quantitative and Qualitative Disclosure about Market Risk

        See discussion of quantitative and qualitative disclosure about market risk in "Market Risk" section of Management's Discussion and Analysis.


                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security holders

        None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibit Index

            None

       (b) Reports on Form 8-K.

           No reports on Form 8-K were filed during the quarter ended October 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              DONALDSON COMPANY, INC.
                                              -----------------------
                                                   (Registrant)




Date     December 15, 1998                    By /s/ James R. Giertz
     -------------------------                   -------------------
                                                 James R. Giertz
                                                 Senior Vice President and
                                                 Chief Financial Officer