Form 10-Q
period 1999-01-31
DONALDSON CO INC
filed 1999-03-17
CIK 29644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING January 31, 1999 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

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

Common Stock, $5 Par Value -- 46,675,059 shares as of  February 28, 1999

                           PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                 (Thousands of Dollars Except Per Share Amounts)
                                   (Unaudited)

                                           Three Months Ended                 Six Months Ended
                                             January 31                         January 31
                                   ------------------------------     ------------------------------

                                        1999             1998              1999             1998
                                   ------------      ------------     ------------      ------------
Net sales                          $    220,249      $    232,974     $    445,680      $    467,041

Cost of sales                           157,987           167,971          321,035           333,637
                                   ------------      ------------     ------------      ------------

Gross margin                             62,262            65,003          124,645           133,404

Operating expenses                       43,484            44,971           85,736            91,334

Other (income) expense                   (2,353)               88           (3,714)              (98)

Interest expense                          1,761               991            3,592             1,976
                                   ------------      ------------     ------------      ------------

Earnings before income taxes             19,370            18,953           39,031            40,192

Income taxes                              6,198             6,444           12,490            13,665
                                   ------------      ------------     ------------      ------------

Net earnings                       $     13,172      $     12,509     $     26,541      $     26,527
                                   ============      ============     ============      ============


Weighted average shares
 outstanding - basic                 47,125,314        49,593,217       47,481,330        49,528,532

Weighted average shares
 outstanding - diluted               47,896,535        50,697,926       48,223,003        50,594,132

Net earnings per share-basic       $        .28      $        .25     $        .56      $        .54

Net earnings per share-diluted     $        .27      $        .25     $        .55      $        .52

Dividends paid per share           $        .06      $        .05     $        .11      $        .09



                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                January 31       July 31
                                                                   1999           1998
                                                                ----------     ----------
ASSETS

CURRENT ASSETS
       Cash and Cash Equivalents                                $   19,818     $   16,069
       Accounts Receivable                                         162,713        161,914
       Inventories
         Materials                                                  35,277         38,346
         Work in Process                                            12,997         14,557
         Finished Products                                          44,560         49,114
                                                                ----------     ----------
             Total Inventories                                      92,834        102,017
       Prepaid and Other Current Assets                             10,465          7,341
                                                                ----------     ----------
             TOTAL CURRENT ASSETS                                  285,830        287,341

       Property, Plant and Equipment, at Cost                      418,489        391,381
       Less Accumulated Depreciation                              (232,167)      (212,514)
                                                                ----------     ----------
         Property, Plant and Equipment, Net                        186,322        178,867
       Other Assets                                                 35,652         33,113
                                                                ----------     ----------
             TOTAL ASSETS                                       $  507,804     $  499,321
                                                                ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
       Short-Term Debt                                          $   33,734     $   45,491
       Current Maturities of Long-Term Debt                            460            405
       Trade Accounts Payable                                       55,699         59,368
       Accrued Employee Compensation & Related Taxes                21,494         26,837
       Warranty and Customer Support                                16,268         16,096
       Other Current Liabilities                                    27,433         19,295
                                                                ----------     ----------
             TOTAL CURRENT LIABILITIES                             155,088        167,492

       Long-Term Debt                                               75,270         50,349
       Deferred Income Taxes                                         1,680          1,604
       Other Long-Term Liabilities                                  24,988         24,205

SHAREHOLDERS' EQUITY
   Preferred Stock, $1 par value,
     1,000,000 shares authorized, no shares issued                      --             --
   Common Stock, $5 par value, 80,000,000 shares authorized,
     49,655,954 issued at both dates                               248,280        248,280
   Additional Paid-in Capital                                        1,364          1,199
   Retained Earnings                                                59,952         39,965
   Accumulated Other Comprehensive Income                            1,409         (5,135)
   Treasury Stock - 2,955,528 and 1,274,251 shares at
     January 31, 1999 and July 31, 1998, respectively              (60,227)       (28,638)
                                                                ----------     ----------

             TOTAL SHAREHOLDERS' EQUITY                            250,778        255,671
                                                                ----------     ----------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $  507,804     $  499,321
                                                                ==========     ==========

See Notes to Condensed Consolidated Financial Statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                         Six Months Ended
                                                                            January 31
                                                                        1999          1998
                                                                    ----------     ----------
OPERATING ACTIVITIES

     Net Earnings                                                   $   26,541     $   26,527
     Adjustments to Reconcile Net Earnings to
         Net Cash Provided by Operating Activities:
            Depreciation and Amortization                               14,045         12,001
            Changes in Operating Assets and Liabilities                 10,811        (14,332)
            Other                                                       (1,785)        (2,972)
                                                                    ----------     ----------
              Net Cash Provided by Operating Activities                 49,612         21,224

INVESTING ACTIVITIES

     Net Expenditures on Property and Equipment                        (17,070)       (31,274)
     Business Acquisitions, Net of Cash Acquired                          (200)            --
     Return of Investment in Affiliate                                      --          1,500
     Dividends From Affiliate                                               47             --
                                                                    ----------     ----------
              Net Cash Used in Investing Activities                    (17,223)       (29,774)

FINANCING ACTIVITIES

     Purchase of Treasury Stock                                        (33,586)        (6,149)
     Net Change in Debt                                                 11,279         10,049
     Dividends Paid                                                     (5,250)        (4,707)
     Payment Received from ESOP                                             --          2,730
     Other                                                               1,154            157
                                                                    ----------     ----------
              Net Cash (Used In) Provided by Financing Activities      (26,403)         2,080


Effect of Exchange Rate Changes on Cash                                 (2,237)        (1,517)
                                                                    ----------     ----------

Increase (Decrease) in Cash and Cash Equivalents                         3,749         (7,987)

Cash and Cash Equivalents-Beginning of Year                             16,069         14,278
                                                                    ----------     ----------

Cash and Cash Equivalents-End of Period                             $   19,818     $    6,291
                                                                    ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended January 31, 1999 are not necessarily indicative of the results that may be expected for the year ended July 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Donaldson Company, Inc. and subsidiaries' annual report on Form 10-K for the year ended July 31, 1998.

Note B - Net Earnings Per Share

The Company's basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.

The following table presents information necessary to calculate basic and diluted net earnings per common share:

                                                  Three Months Ended            Six Months Ended
                                                     January 31                    January 31
                                             --------------------------    --------------------------
                                                 1999          1998            1999          1998
                                             -----------    -----------    -----------    -----------
Weighted average shares outstanding-Basic     47,125,314     49,593,217     47,481,330     49,528,532
    Dilutive share equivalents                   771,221      1,104,709        741,673      1,065,600
                                             -----------    -----------    -----------    -----------

Weighted average shares outstanding-
     Diluted                                  47,896,535     50,697,926     48,223,003     50,594,132
                                             ===========    ===========    ===========    ===========

Net earnings for basic and diluted
  earnings per share computation             $13,172,000    $12,509,000    $26,541,000    $26,527,000
                                             -----------    -----------    -----------    -----------

Net earnings per share - Basic               $       .28    $       .25    $       .56    $       .54
                                             ===========    ===========    ===========    ===========
Net earnings per share - Diluted             $       .27    $       .25    $       .55    $       .52
                                             ===========    ===========    ===========    ===========

Note C -  Comprehensive Income

The Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which was adopted by the Company in the first quarter of fiscal 1999. Upon adoption of SFAS No. 130, the Company is reporting Accumulated Other Comprehensive Income as a separate item in the shareholders' equity section of the balance sheet and disclosing components of other comprehensive income. The adoption of this Statement has no impact on the Company's net earnings or shareholders' equity. Other comprehensive income consists solely of foreign currency translation adjustments. Prior financial statements have been restated to conform to the provisions of SFAS 130.

Total comprehensive income and its components are as follows (in thousands):

                                              Three Months Ended      Six Months Ended
                                                  January 31             January 31
                                             -------------------     -------------------
                                               1999        1998        1999        1998
                                             -------     -------     -------     -------
Net earnings                                 $13,172     $12,509     $26,541     $26,527
Foreign currency translation adjustment        4,013      (3,000)      6,544      (5,787)
Total other comprehensive income             $17,185     $ 9,509     $33,085     $20,740


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

A.      Financial Condition

The Company generated $49.6 million of cash and cash equivalents from operations during the first six months of fiscal 1999. Operating cash flows more than doubled from the prior year period primarily due to a decrease in inventory levels compared to an increase for the same period in the prior year, as well as a decrease in accounts receivable factoring in the effects of foreign exchange translation. These cash flows plus borrowings from the Company's credit facility were used primarily to support $17.1 million in capital additions (a 45.4% decrease from prior year), repurchase $33.6 million of treasury stock, and the payment of $5.3 million in dividends during the first six months of fiscal 1999.

At the end of the second quarter, the Company held $19.8 million in cash and cash equivalents. Short-term debt totaled $33.7 million, down from $45.5 million at July 31, 1998. Long-term debt of $75.3 million at January 31, 1999, represented 23.1% of total long-term capital, up from 16.5% at July 31, 1998.

The Company believes that the combination of present capital resources, internally generated funds, and unused financing sources are more than adequate to meet cash requirements for 1999.

B.      Results of Operations

The Company reported net earnings for the second quarter ended January 31, 1999 of $13.2 million, up 5.3% from the $12.5 million recorded in the second quarter last year. Total net sales for the three months ended January 31, 1999 of $220.2 million were down 5.5% from prior year sales of $233.0 million. The lower sales volume is primarily due to depressed demand in the agricultural, mining and other off-road end-user markets and generally unfavorable economic conditions in those markets. Diluted net earnings per share were 27 cents, up 8.0% from prior year diluted net earnings per share of 25 cents as the average number of shares outstanding decreased 5.5% compared to the prior year period. The increase in net earnings, despite the decrease in net sales, was primarily due to a reduction in the effective income tax rate, cost reduction measures taken in general operating expenses and the favorable impact from various other income/expense items described below.

For the six months ended January 31, 1999, net earnings were $26.5 million, unchanged from the six months ended in the prior year. Diluted net earnings per share were 55 cents, up 5.8% from prior year's diluted net earnings per share of 52 cents. The net earnings remained unchanged from prior year as lower gross margin was offset by a reduction in operating expenses, a reduction in the effective income tax rate and the favorable impact of various other income/expense items. Total net sales for the six months ended January 31, 1999 of $445.7 million were down 4.6% from the prior years sales of $467.0 million. Excluding the negative impact of foreign currency translation of $2.6 million, sales were down 4.0% from last year.

For the quarter Engine products showed an 8.1% decrease in net sales from the same period in the prior year. The most significant factors contributing to this decrease were lower demand in the agricultural and other off-road markets and lower sales to automotive customers. Net sales for the Industrial products were essentially unchanged for the quarter from the same period in the prior year. Within the Industrial products area, the dust collection and disk drive product lines showed revenue growth, but gas turbine and other high purity product lines posted lower sales than the prior year. Disk drive gains reflect a strong disk drive market resulting in an increase in sales of disk drive products. Although gas turbine sales are lower, backlogs are significantly higher for this product line and the Company expects that net sales for gas turbine for the full year will be essentially unchanged from the prior full year. Geographically, domestic sales were down 7.0% in the second quarter, primarily attributed to weakness in end markets for Engine products. Europe posted a sales increase of about 10.0% from the prior year while our sales in Japan were about 10.0% below last year. The strength in the European market is primarily attributed to Engine products, both first-fit and aftermarket. Overall, activity in the off-road end-user markets has slowed and we anticipate revenue for the fiscal year 1999 will be at or slightly below the level of 1998.

The gross margins for the second quarter of fiscal 1999 were 28.3%--about one half of one percentage points above the same quarter last year. The improvement in gross margin for the quarter reflects the positive impact of cost reduction and product improvement initiatives, partially offset by the negative impact of lower production volumes. The six months figures are 28.0% and 28.6% respectively.

Operating expenses during the second quarter of fiscal 1999 were $43.5 million, 19.7% of sales, compared to $45.0 million, 19.3% of sales in the same quarter of fiscal 1998. Year-to-date operating expense as a percentage of sales have decreased from 19.6% to 19.2% from the prior year period. This reduction in operating expense was due primarily to lower levels of warranty expense and lower salary compensation expense.

Other income has increased $2.4 million and $3.6 million from the prior years three and six month periods ending January 31. These increases are due to lower charitable contributions, the gain on sale of surplus land in Minnesota, the sale of a product line in Hong Kong, an increase in income from the Company's joint venture activities and a general weakening of the dollar primarily in Japan in fiscal 1999.

The effective income tax rate for the six month period ending January 31, 1999 was 32% compared to 34% for the same period last year due to taxes on overseas earnings.

Hard order backlogs -- goods scheduled for delivery in 90 days -- of $149.1 million for the second quarter of fiscal 1999 are down 3.5% from the same period last year and up 2.5% from the prior quarter end. Relative to last year, the majority of the decline in backlog is attributed to the automotive, defense and heavy duty truck market product lines in North America. Excluding the impact of discontinued product lines and other special factors in these three businesses, backlogs are essentially unchanged from prior year.

The US dollar has weakened relative to the currencies of foreign countries where the Company operates. The weakening of the dollar, primarily in Japan, has had positive effects on net income for the three and six month periods ending January 31, 1999. The impact of foreign exchange rates on net income was an increase of approximately $800,000 over the prior year six month period.

Year 2000

The Company has developed plans to address the potential for business interruption related to the impact of Year 2000 on computer systems. Financial, information and operating systems (including any equipment with embedded microprocessors) have been surveyed and assessed. In most cases, identified problems have already been rectified. In the remaining cases identified problems will be addressed with repair projects with target completion dates of no later than October 1999. Progress against these plans is monitored and reported to senior management and to the Audit Committee of the Board of Directors on a regular basis. Implementation of required changes to, and testing of, critical business systems was substantially completed at the end of 1998. Changes to all other systems are expected to be complete by no later than October 1999.

The Company has also surveyed its significant suppliers to assess the potential impact on operations if key third parties are not successful in converting their systems in a timely manner. A survey of all significant suppliers has been completed. Responses received to date indicate that our suppliers are aware of the Year 2000 issue and are implementing all necessary changes, mostly scheduled for completion by mid-1999. A contingency plan for potentially non-compliant suppliers is now being implemented.

Incremental costs (including contractor expenses and the cost of internal resources dedicated to achieving Year 2000 compliance) are charged to expense as incurred. Total costs for all relevant Year 2000 specific activity is estimated to be $5 million, of which approximately 80 percent has been spent to date. The source of funds for these costs is operating cash flow.

In general, only a small percentage of our products contain microprocessors and all of our product range is now Year 2000 compliant. Our information systems (financial, purchasing, manufacturing planning, etc.) have been inventoried and detailed modification plans exist and are being executed. Our manufacturing systems are, in general, standard pieces of equipment with relatively few proprietary or unique operating systems or controls. The Company is in the process of developing and implementing a comprehensive, global contingency plan relative to potential Year 2000 disruptions. Each significant system either has been repaired and tested, or is being repaired. For systems currently being reworked, contingency plans exist to address the most reasonably likely negative scenarios.

The most reasonably likely negative scenario is that modification work will not proceed on schedule, causing some increase to the total cost of achieving Year 2000 compliance although modification work will be completed for year 2000 compliance purposes. The impact on the Company's results of operations if the Company or its suppliers or customers are not fully Year 2000 compliant and the scope of resulting difficulties and related costs are not reasonably determinable. Our dependence on the performance of our employees, contractors, vendors and customers, as it relates to the Year 2000 issue, can be compared to our dependence on these groups relative to a wide range of other expectations (e.g., product quality, dependable delivery, technical support, timely payment, etc.)

Euro Currency

The Company has a significant number of customers located in the European Union countries participating in the conversion to a new European Currency (the "Euro Conversion"). The Company does not expect the costs of any modifications to its internal systems to have a material effect on the Company's results of operations or financial condition. The Euro Conversion may also have competitive implications for the sale of the Company's products, which could be material in nature, however, any such impact is not known at this time. There can be no assurance that unforeseen difficulties will not arise for the Company or its customers and that related costs will not thereby be incurred.

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

The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to: changing economic and political conditions in the U.S. and in other countries, changes in governmental spending and budgetary policies, governmental laws and regulations surrounding various matters such as environmental remediation, contract pricing, and international trading restrictions, customer product acceptance, continued access to capital markets, issues related to the Company's Year 2000 compliance program, and foreign currency risks (including risks associated with the introduction of the Euro currency). For a more detailed explanation of the foregoing and other risks see exhibit 99 attached hereto. The Company wishes to caution investors that other factors may in the future prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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



                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security holders

         (a) The Annual meeting of shareholders of Registrant was held on November 20, 1998. A total of 47,587,174 shares were outstanding and entitled to vote at the meeting.

         (b)      Not Applicable.

         (c)      Matters Submitted and Voting Results:

                  (i)      Election of Directors:

                           Name of Nominee                  Vote Tabulation
                                                         For           Withheld
                                                         ---           --------
                           Paul B. Burke             43,411,205       1,094,625
                           Kendrick B. Melrose       43,921,108         584,722
                           Stephen W. Sanger         43,950,942         554,888

                  (ii) Ratified selection of Ernst & Young LLP as Registrant's independent public auditors for the fiscal year ending July 31, 1999 with the following vote: For - 44,010,960: Against - 316,312; Abstaining
                           - 178,558.

                  (iii) Approved the adoption of the amendment of the Company's 1991 Master Stock Compensation Plan with the following vote: For - 41,757,594; Against - 2,082,745; Abstaining - 665,491.

         (d)      Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit Index

                  3-B  Bylaws of Registrant as currently in effect
                  10-G Form of "Change in Control" Agreement with key employees
                  99   Factors Affecting Future Operating Results

                  Note: Exhibits have been furnished only to the Securities and Exchange Commission. Copies will be furnished to individuals upon request and payment of $20 representing Registrant's reasonable expense in furnishing such exhibits.

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended January 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DONALDSON COMPANY, INC.
                                             (Registrant)



Date    March 17, 1999                  By /s/ James R. Giertz
     ----------------------                -------------------
                                           James R. Giertz
                                           Senior Vice President and
                                           Chief Financial Officer