Form 10-Q
period 1999-04-30
DONALDSON CO INC
filed 1999-06-14
CIK 29644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING April 30, 1999 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

Commission File Number 1-7891

                             DONALDSON COMPANY, INC.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                          41-0222640
       ------------------------------------------------------------------
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)          Identification Number)

                              1400 West 94th Street
                          Minneapolis, Minnesota 55431
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

Common Stock, $5 Par Value -- 46,164,930  shares as of  May  31, 1999
---------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.


                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                 (Thousands of Dollars Except Per Share Amounts)
                                   (Unaudited)

                                        Three Months Ended                Nine Months Ended
                                            April 30                           April 30
                                  -----------------------------     -----------------------------

                                      1999             1998             1999              1998
                                  ------------     ------------     ------------     ------------
Net sales                         $    244,219     $    233,840     $    689,899     $    700,881

Cost of sales                          170,007          171,043          49l,042          504,680
                                  ------------     ------------     ------------     ------------

Gross margin                            74,212           62,797          198,857          196,201

Operating expenses                      49,880           38,634          135,616          129,968

Other income                            (1,074)          (1,073)          (4,788)          (1,171)

Interest expense                         1,638            1,108            5,230            3,084
                                  ------------     ------------     ------------     ------------

Earnings before income taxes            23,768           24,l28           62,799           64,320

Income taxes                             6,350            8,204           18,840           21,869
                                  ------------     ------------     ------------     ------------

Net earnings                      $     17,418     $     15,924     $     43,959     $     42,451
                                  ============     ============     ============     ============


Weighted average shares
 outstanding - basic                46,465,330       49,403,102       47,142,665       49,521,624

Weighted average shares
 outstanding - diluted              47,101,705       50,491,472       47,798,038       50,615,501

Net earnings per share-basic      $       0.37     $       0.32     $       0.93     $       0.86

Net earnings per share-diluted    $       0.37     $       0.32     $       0.92     $       0.84

Dividends paid per share          $       0.06     $       0.05     $       0.17     $       0.14

                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                      April 30        July 31
                                                                        1999           1998
                                                                     ----------     ----------
ASSETS
------

CURRENT ASSETS
       Cash and Cash Equivalents                                     $   20,750     $   16,069
       Accounts Receivable                                              172,438        161,914
       Inventories
         Materials                                                       31,984         38,346
         Work in Process                                                 11,784         14,557
         Finished Products                                               40,402         49,114
                                                                     ----------     ----------
             Total Inventories                                           84,170        102,017
       Prepaid and Other Current Assets                                   7,743          7,341
                                                                     ----------     ----------
             TOTAL CURRENT ASSETS                                       285,101        287,341

       Property, Plant and Equipment, at Cost                           418,656        391,381
       Less Accumulated Depreciation                                   (234,723)      (212,514)
                                                                     ----------     ----------
         Property, Plant and Equipment, Net                             183,933        178,867
       Other Assets                                                      36,305         33,113
                                                                     ----------     ----------
             TOTAL ASSETS                                            $  505,339     $  499,321
                                                                     ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
       Short-Term Debt                                               $   20,155     $   45,491
       Current Maturities of Long-Term Debt                                 460            405
       Trade Accounts Payable                                            56,096         59,368
       Accrued Employee Compensation & Related Taxes                     25,106         26,837
       Warranty and Customer Support                                     15,947         16,096
       Other Current Liabilities                                         27,607         19,295
                                                                     ----------     ----------
             TOTAL CURRENT LIABILITIES                                  145,371        167,492

       Long-Term Debt                                                    85,323         50,349
       Deferred Income Taxes                                              1,544          1,604
       Other Long-Term Liabilities                                       24,764         24,205

SHAREHOLDERS' EQUITY
       Preferred Stock, $1 par value,
          1,000,000 shares authorized, no shares issued                      --             --
       Common Stock, $5 par value, 80,000,000 shares authorized,
          49,655,954 issued at both dates                               248,280        248,280
       Additional Paid-in Capital                                         1,797          1,199
       Retained Earnings                                                 72,956         39,965
       Accumulated Other Comprehensive Loss                              (4,463)        (5,135)
       Treasury Stock - 3,503,228 and 1,274,251 shares at
          April 30, 1999 and July 31, 1998, respectively                (70,233)       (28,638)
                                                                     ----------     ----------
             TOTAL SHAREHOLDERS' EQUITY                                 248,337        255,671
                                                                     ----------     ----------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $  505,339     $  499,321
                                                                     ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Thousands of Dollars)
                                   (Unaudited)

                                                                       Nine Months Ended
                                                                            April 30
                                                                    -----------------------
                                                                       1999          1998
                                                                    ---------     ---------
OPERATING ACTIVITIES

     Net Earnings                                                   $  43,959     $  42,451
     Adjustments to Reconcile Net Earnings to
         Net Cash Provided by Operating Activities:
            Depreciation and Amortization                              20,739        18,175
            Changes in Operating Assets and Liabilities                13,325       (19,044)
            Other                                                      (3,205)      (12,047)
                                                                    ---------     ---------
            Net Cash Provided by Operating Activities                  74,818        29,535

INVESTING ACTIVITIES

     Net Expenditures on Property and Equipment                       (23,815)      (43,471)
     Investment in Affiliate                                             (250)         (770)
     Return of Investment in Affiliate                                    100         1,500
     Dividends From Affiliate                                              47           836
                                                                    ---------     ---------
            Net Cash Used in Investing Activities                     (23,918)      (41,905)

FINANCING ACTIVITIES

     Purchase of Treasury Stock                                       (44,538)      (14,245)
     Net Change in Debt                                                 8,770        34,976
     Dividends Paid                                                    (8,056)       (7,194)
     Payment Received from ESOP                                            --         2,730
     Other                                                                873         2,364
                                                                    ---------     ---------
            Net Cash  (Used In) Provided by Financing Activities      (42,951)       18,631

Effect of Exchange Rate Changes on Cash                                (3,268)         (404)
                                                                    ---------     ---------

Increase in Cash and Cash Equivalents                                   4,68l         5,857

Cash and Cash Equivalents-Beginning of Year                            16,069        14,278
                                                                    ---------     ---------

Cash and Cash Equivalents-End of Period                             $  20,750     $  20,135
                                                                    =========     =========

See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine period ended April 30, 1999 are not necessarily indicative of the results that may be expected for the year ended July 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Donaldson Company, Inc. and subsidiaries' annual report on Form 10-K for the year ended July 31, 1998.

Note B - Net Earnings Per Share

The Company's basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.

The following table presents information necessary to calculate basic and diluted net earnings per common share:

                                                 Three Months Ended            Nine Months Ended
                                                      April 30                     April 30
                                             --------------------------    --------------------------
                                                 1999           1998           1999           1998
                                             -----------    -----------    -----------    -----------
Weighted average shares outstanding-Basic     46,465,330     49,403,102     47,142,665     49,521,624
    Dilutive share equivalents                   636,375      1,088,370        655,373      1,093,877
                                             -----------    -----------    -----------    -----------

Weighted average shares outstanding-
     Diluted                                  47,101,705     50,491,472     47,798,038     50,615,501
                                             ===========    ===========    ===========    ===========

Net earnings for basic and diluted
    earnings per share computation           $17,418,000    $15,924,000    $43,959,000    $42,451,000
                                             -----------    -----------    -----------    -----------

Net earnings per share - Basic               $       .37    $       .32    $       .93    $       .86
                                             ===========    ===========    ===========    ===========
Net earnings per share - Diluted             $       .37    $       .32    $       .92    $       .84
                                             ===========    ===========    ===========    ===========

Note C -  Comprehensive Income

The Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which was adopted by the Company in the first quarter of fiscal 1999. The Company is reporting Accumulated Other Comprehensive Income as a separate item in the shareholders' equity section of the balance sheet and disclosing components of other comprehensive income. The adoption of this Statement has no impact on the Company's net earnings or shareholders' equity. Other comprehensive income and accumulated other comprehensive income consist solely of foreign currency translation adjustments. Prior financial statements have been restated to conform to the provisions of SFAS 130.

Total comprehensive income and its components are as follows (in thousands):

                                              Three Months Ended          Nine Months Ended
                                                  April 30                     April 30
                                           -----------------------     ----------------------
                                              1999         1998           1999         1998
                                           ---------     ---------     ---------    ---------
Net earnings                               $  17,418     $  15,924     $  43,959    $  42,451
Foreign currency translation adjustment       (5,872)       (2,565)          672       (8,352)
                                           ---------     ---------     ---------    ---------
Total other comprehensive income           $  11,546     $  13,359     $  44,631    $  34,099
                                           =========     =========     =========    =========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Company generated $74.8 million of cash and cash equivalents from operations during the first nine months of fiscal 1999. Operating cash flows more than doubled from the prior year period primarily because inventory levels have declined this year while inventory increased last year. These cash flows, plus borrowings from the Company's credit facility, were used primarily to support $23.8 million in capital additions (a 45.2% decrease from the prior year), repurchase $44.5 million of treasury stock, and the payment of $8.1 million in dividends during the first nine months of fiscal 1999. At the end of the third quarter, the Company had approximately 3.6 million shares of common stock remaining under the share repurchase program authorized in November 1998.

At the end of the third quarter, the Company held $20.8 million in cash and cash equivalents. Short-term debt totaled $20.2 million, down from $45.5 million at July 31, 1998. Long-term debt of $85.3 million at April 30, 1999 (an increase of $35.0 million since July 31, 1998), represented 25.6% of total long-term capital, up from 16.5% at July 31, 1998.

The Company believes that the combination of present capital resources, internally generated funds, and unused financing sources are more than adequate to meet cash requirements for the next twelve month period.

Results of Operations

The Company reported net earnings for the third quarter ended April 30, 1999 of $17.4 million, up 9.4% from the $15.9 million recorded in the third quarter last year. Total net sales for the three months ended April 30, 1999 of $244.2 million were up 4.4% from prior year sales of $233.8 million. The increase in net earnings resulted from a strong gross margin and a reduction in the effective income tax rate in the third quarter. Diluted net earnings per share were 37 cents, up 15.6% from prior year diluted net earnings per share of 32 cents as the average number of shares outstanding decreased 6.7% compared to the prior year period.

For the nine months ended April 30, 1999, net earnings were $44.0 million, up 3.6% from the $42.5 million reported for the nine months ended in the prior year. Diluted net earnings per share were 92 cents, up 9.5% from prior year's diluted net earnings per share of 84 cents. Total net sales for the nine months ended April 30, 1999 of $690.0 million were down 1.6% from the prior years sales of $701.0 million. Excluding the negative impact of foreign currency translation of $1.2 million, sales were down 1.4% from last year. The increase in net earnings, despite lower sales, was primarily due to cost reduction and productivity initiatives, an increase in other income as discussed below and a reduction in the effective income tax rate.

For the quarter, Industrial Products showed a 17.1% increase in net sales from the same period in the prior year. This increase is led by strong growth in the North American Gas Turbine Market. Also, sales of filter products for computer disk drives were up 35% from the same period in the prior year. Net sales of Engine Products showed a slight decrease of 1.4% from the same period in the prior year. Within the Engine Products area, transportation products posted an 8.6% increase in net sales, primarily attributed to the strong end-market demand for heavy duty trucks in North America. This was offset by a decrease in both off-road and aftermarket net sales. Net sales of engine products continues to be negatively impacted by weakness in the agricultural equipment markets and, to a lesser extent, lower production of mining and large construction equipment.

The gross margins for the third quarter of fiscal 1999 were 30.4%--3.6 percentage points above the same quarter last year. The improvement in gross margin for the quarter reflects the positive impact of cost reduction and productivity initiatives. The nine months figures for 1999 and 1998 are 28.8% and 28.0%, respectively.

Operating expenses during the third quarter of fiscal 1999 were $50.0 million (20.4% of sales), compared to $38.6 million (16.5% of sales) in the same quarter of fiscal 1998. Year-to-date operating expense as a percentage of sales have increased from 18.5% to 19.7% from the prior year period. This increase in operating expense was due primarily to higher warranty reserves and other accruals.

Other income was unchanged for the three month period ending April 30, 1999 compared to the same period in the prior year. For the nine month period ending April 30, 1999, other income has increased $3.6 million over the same period in the prior year. These increases are due to lower charitable contributions, the gain on sale of surplus land in Minnesota, the sale of a product line in Hong Kong and an increase in income from the Company's joint venture activities.

The Company lowered the effective income tax rate for the third quarter to 26.7%, to bring the year-to-date tax rate to 30% through three quarters. The tax rate will remain at 30% for the full year. These rates compare to 32% in the prior quarter and 34% in the prior year. The change in the effective income tax rate to 30% is primarily due to lower taxes related to foreign sourced income.

Hard order backlogs--goods scheduled for delivery in 90 days -- of $149.0 million for the third quarter of fiscal 1999 are down 1.6% from the same period last year but remained the same from the prior quarter end. Relative to last year, the majority of the decline in backlog is attributable to strong third quarter shipments of gas turbine products partially offset by an increase in backlog in the disk drive products. Excluding the gas turbine product line, hard order backlogs were up 3.7% from the same period in the prior year and up 4.8% from the prior quarter end.

The US dollar has weakened relative to the currencies of foreign countries where the Company operates. The weakening of the dollar, primarily in Japan, has had positive effects on net income for the three and nine month periods ending April 30, 1999. The impact of foreign exchange rates on net income was an increase of approximately $1.5 million over the prior year nine month period.

Year 2000

The Company initiated its planning and implementation to address the Y2K problem several years ago. The Company has surveyed and assessed all critical business systems and processes as part of its implementation of the Y2K plan described below and based on those activities believes that all critical systems and processes are now Y2K ready. All non-critical systems will be Y2K ready by the end of October 1999. Contingency plans have been outlined and will be put in place over the remaining months before January 1, 2000. Based on our efforts to address this problem, the Company believes it has relatively low risk of experiencing Y2K operational problems as we enter the Year 2000. A summary of the Company's Y2K readiness follows.

Products

Only a small percentage of our products contain microprocessors, and we have assessed and identified all of our products as Y2K compliant.

Information Systems

Our business information systems (financial, purchasing, manufacturing, planning, etc.) have been inventoried and assessed. The plan to achieve Y2K readiness included the installation of new applications in some areas and the remediation of legacy systems as appropriate. Our new applications installation is approximately 85% complete, and will be finalized on or before October 31, 1999. Legacy system modifications are approximately 95% complete, and will be finalized before September 30, 1999.

Information Systems Infrastructure

We have surveyed and evaluated our infrastructure that supports all information technology and communication systems for the Donaldson Company worldwide. All critical computer hardware, databases, operating systems, network equipment and communication gear have been assessed and identified as Y2K ready for all our global facilities. All personal computers and workstations have been inventoried and evaluated; all non-compliant hardware and software will be replaced. Approximately 80% of the personal computer and workstation upgrade is complete, and the balance is scheduled to be completed before October 31, 1999.

Supply Chain

We surveyed our significant suppliers to assess the potential impact on operations if key third parties are not successful in converting their systems in a timely manner. Responses received to date indicate the our suppliers are aware of the Y2K issue and are implementing all necessary changes, mostly scheduled for completion by mid-1999. Vendors who have not responded to our surveys are being evaluated in more detail, and contingency plans are being developed as appropriate. We have initiated on-site Y2K assessments of certain key suppliers.

Other Systems

We surveyed and assessed our manufacturing and significant administrative facilities globally, and based on this evaluation believe that all critical systems that support the building operations are Y2K ready. We surveyed and assessed our engineering systems and based on this evaluation believe these systems are Y2K ready. We have surveyed the machine and process control equipment in our manufacturing plants and believe that all significant remediation work is now complete.

Management of Y2K Effort

All Y2K issues are managed through a task force led by the Chief Financial Officer. Regular updates are provided to Donaldson senior management. The Chief Financial Officer reports progress to the Audit Committee of the Donaldson Board of Directors on a regular basis.

Incremental costs (including contractor expenses and the cost of internal resources dedicated to achieving Year 2000 compliance) are charged to expense as incurred. Total costs for all relevant Year 2000 specific activity is estimated to be $8 million, of which approximately 90 percent has been spent to date. The source of funds for these costs is operating cash flow. These costs do not include overall costs of new system applications that have been implemented in the normal business cycle and not specifically for Y2K remediation.

The most reasonably likely negative scenario is that modification work will not proceed on schedule, causing some increase to the total cost of achieving Year 2000 compliance. The impact on the Company's results of operations if the Company, its suppliers, customers or other critical public or private entities are not fully Year 2000 compliant, and the scope of resulting difficulties and related costs, are not reasonably determinable.

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

The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to: changing economic and political conditions in the U.S. and in other countries, changes in governmental spending and budgetary policies, governmental laws and regulations surrounding various matters such as environmental remediation, contract pricing, and international trading restrictions, customer product acceptance, continued access to capital markets, issues related to the Company's Year 2000 compliance program, and foreign currency risks. For a more detailed explanation of the foregoing and other risks; see exhibit 99 which has previously been filed with the Securities and Exchange Commission. The Company wishes to caution investors that other factors may in the future prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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


                           PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security holders

          None


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit Index

               27 - Financial Data Schedule.

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended April 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                DONALDSON COMPANY, INC.
                                                    (Registrant)




 Date    June 14, 1999                 By  /s/ James R. Giertz
      -------------------                  ---------------------------------
                                               James R. Giertz
                                               Senior Vice President and
                                               Chief Financial Officer

Date    June 14, 1999                  By  /s/ Norman C. Linnell
      ------------------                   ---------------------------------
                                               Norman C. Linnell
                                               General Counsel and Secretary