Form 10-K405
period 1999-07-31
DONALDSON CO INC
filed 1999-10-29
CIK 29644

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             Act of 1934 for the fiscal year ended July 31, 1999 or

   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     Exchange Act of 1934 (No Fee Required)
          for the transition period from ____________ to ____________.

                         Commission File Number: 1-7891


                             DONALDSON COMPANY, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                   41-0222640
                   --------                                   ----------
       (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                   Identification No.)

1400 WEST 94TH STREET, MINNEAPOLIS, MINNESOTA                   55431
---------------------------------------------                   -----
   (Address of principal executive offices)                   (Zip Code)
        Registrant's telephone number, including area code (612) 887-3131

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
                 TITLE OF EACH                           ON WHICH REGISTERED
                 -------------                           -------------------
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

Yes __X__ No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of September 24, 1999 was $949,089,253.

     The shares of common stock outstanding as of September 24, 1999 were 46,032,230.

                       Documents Incorporated by Reference
                       -----------------------------------

     Portions of the 1999 Annual Report to Shareholders of the registrant are incorporated by reference in Parts I and II, as specifically set forth in Parts I and II.

     Portions of the Proxy Statement for the 1999 annual shareholders meeting are incorporated by reference in Part III, as specifically set forth in Part III.
================================================================================

                                     PART I


ITEM 1. BUSINESS

GENERAL

Donaldson Company, Inc. ("Donaldson" or the "Company") was founded in 1915 and organized in its present corporate form under the laws of the State of Delaware in 1936.

The Company is a leading worldwide manufacturer of filtration systems and replacement parts. The Company's product mix includes air and liquid filters and exhaust and emission control products for mobile equipment; in-plant air cleaning systems; air intake systems and exhaust products for industrial gas turbines; and specialized filters for such diverse applications as computer disk drives, aircraft passenger cabins and semiconductor processing. Products are manufactured at more than two dozen plants around the world and through four joint ventures. The Company has two reporting segments engaged in the design, manufacture and sale of systems to filter air and liquid and other complementary products. The two segments are Engine Products and Industrial Products. Products in the Engine Products segment consist of air intake systems, exhaust systems, liquid filtration systems and replacement parts. The Engine Products segment sells to original equipment manufacturers (OEMs) in the construction, industrial, mining, agriculture and transportation markets and to independent distributors, OEM dealer networks, private label accounts and large private fleets. Products in the Industrial Products segment consist of dust, fume and mist collectors, static and pulse-clean air filter systems for industrial gas turbines, computer disk drive filter products and other specialized air filtration systems. The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines, OEMs and end users requiring highly purified air.


The table below shows the percentage of total net sales contributed by the principal classes of similar products for each of the last three fiscal years:

                                               YEAR ENDED JULY 31
                                          1999        1998        1997
                                          ----        ----        ----
       Engine Products Segment
         Off-Road Equipment Products
          (Including Defense Products)    19%         20%         21%
         Truck and Automotive Products    17%         16%         16%
         Aftermarket Products             29%         30%         30%

       Industrial Products Segment
         Dust Collection Products         16%         16%         15%
         Gas Turbine Systems Products      9%          9%          9%
         Special Applications Products    10%          9%          9%

The segment detail information in Note H in the Notes to Consolidated Financial Statements on page 31 of the 1999 Annual Report to Shareholders is incorporated herein by reference.

COMPETITION

     The Company's business is not considered to be seasonal. Principal methods of competition in both the Engine Products and Industrial Products segments are price, geographic coverage, service and product performance. The Company operates in a highly competitive environment. The Company estimates it has more than 20 competitors in the Industrial Products segment worldwide and less than 15 competitors in the Engine Products segment worldwide.

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

MAJOR CUSTOMER

     Sales to Caterpillar, Inc. and subsidiaries ("Caterpillar") accounted for 11 percent of net sales in 1999, 1998 and 1997. Caterpillar has been a customer of the Company for many years and it purchases several models and types of products for a variety of applications. Sales to the U.S. Government do not constitute a material portion of the Company's business.

BACKLOG

     At August 31, 1999, the backlog of orders expected to be delivered within 90 days was $161,509,000. The 90 day backlog at August 31, 1998 was $139,749,000.

RESEARCH AND DEVELOPMENT

     During 1999 the Company spent $23,603,000 on research and development activities relating to the development of new products or improvements of existing products or manufacturing processes. The Company spent $23,509,000 in 1998 and $17,288,000 in 1997 on research and development activities. Essentially all commercial research and development is Company-sponsored.

ENVIRONMENTAL MATTERS

     The Company does not anticipate any material effect on its capital expenditures, earnings or competitive position due to compliance with government regulations involving environmental matters.

EMPLOYEES

     The Company employed 7,056 persons in worldwide operations as of July 31, 1999.

GEOGRAPHIC AREAS

     Note H of the Notes to Consolidated Financial Statements on page 31 in the 1999 Annual Report to Shareholders contains information regarding the Company's geographic areas and is incorporated herein by reference.

ITEM 2. PROPERTIES

     The Company's principal office and research facilities are located in Bloomington, a suburb of Minneapolis, Minnesota. European administrative and engineering offices are located in Leuven, Belgium.

     Manufacturing activities are carried on in fourteen plants in the United States, two in Japan and Mexico and one each in Australia, France, United Kingdom, Hong Kong, South Africa, Italy, Belgium, India, China and Germany. The back cover of the 1999 Annual Report to Shareholders lists the principal plant locations and is incorporated herein by reference. Note H on page 31 of the 1999 Annual Report to Shareholders presents identifiable assets by geographic area and is incorporated herein by reference.

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

                                                           FIRST YEAR ELECTED OR
                                                              APPOINTED AS AN
NAME                  AGE     POSITIONS AND OFFICES HELD          OFFICER
----                  ---     --------------------------          -------

William G. Van Dyke   54   Chairman, Chief Executive               1979
                           Officer and President

William M. Cook       46   Senior Vice President,                  1994
                           Commercial and Industrial

James R. Giertz       42   Senior Vice President and               1994
                           Chief Financial Officer

Norman C. Linnell     40   General Counsel and Secretary           1996

Nickolas Priadka      53   Senior Vice President, OE Engine        1989

Lowell F. Schwab      51   Senior Vice President, Operations       1994

Thomas A. Windfeldt   50   Vice President, Controller              1985
                           and Treasurer

All of the above-named executive officers have held executive or management positions with Registrant for more than the past five years except Mr. Linnell, who was previously a partner in the law firm of Dorsey & Whitney LLP.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The information in the sections "Quarterly Financial Information (Unaudited)" and "NYSE Listing," on pages 34 and 36, and restrictions on payment of dividends in Note D, page 25 of the 1999 Annual Report to Shareholders is incorporated herein by reference. As of September 24, 1999, there were approximately 1,984 shareholders of record of Common Stock.

     The high and low sales prices for registrant's common stock for each full quarterly period during 1999 and 1998, are as follows:

            FIRST QUARTER         SECOND QUARTER        THIRD QUARTER        FOURTH QUARTER
            -------------         --------------        -------------        --------------
1998    $20 5/16 - 27 3/16     $22 1/4   - 25 11/16   $22 5/8 - 26 3/16    $18 9/16  - 25 1/8
1999    $14 7/16 - 21 15/16    $17 11/16 - 21         $17 1/4 - 23 1/2     $21 15/16 - 25 7/8

ITEM 6. SELECTED FINANCIAL DATA

     The information for the years 1995 through 1999 on pages 10 and 11 of the 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth in the section "Management's Discussion and Analysis" on pages 12 through 17 of the 1999 Annual Report to Shareholders is incorporated herein by reference.

     A. MARKET RISK

     Market Risk disclosure as discussed under "Market Risk" and "Foreign Currency" on pages 15 and 16 of the 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 18 through 34, and the Quarterly Financial Information (Unaudited) on page 34 of the 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE -- NOT APPLICABLE.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the captions "Nominees For Election" and "Directors Continuing In Office" on page 4 under the heading "Compliance With Section 16(a) of the Securities Exchange Act of 1934" on page 13 of the Company's definitive proxy statement dated October 13, 1999 is incorporated herein by reference. Information about the executive officers of the Company is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information under "Director Compensation" on page 5 and in the section "Executive Compensation" on pages 6 through 8, the "Pension Plan Table" on page 12 and under the caption "Change-in-Control Arrangements" on page 13 of the Company's definitive proxy statement dated October 13, 1999, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information in the section "Security Ownership" on page 2 of the Company's definitive proxy statement dated October 13, 1999, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -- NOT APPLICABLE.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

     (a)  Documents filed with this report:

          (1)  Financial Statements -

               Consolidated Balance Sheets -- July 31, 1999 and 1998 (incorporated by reference from page 19 of the 1999 Annual Report to Shareholders)

               Consolidated Statements of Earnings -- years ended July 31, 1999, 1998 and 1997 (incorporated by reference from page 18 of the 1999 Annual Report to Shareholders)

               Consolidated Statements of Cash Flows -- years ended July 31, 1999, 1998 and 1997 (incorporated by reference from page 20 of the 1999 Annual Report to Shareholders)

               Consolidated Statements of Changes in Shareholders' Equity -- years ended July 31, 1999, 1998 and 1997 (incorporated by reference from page 21 of the 1999 Annual Report to Shareholders)

               Notes to Consolidated Financial Statements (incorporated by reference from pages 22 through 34 of the 1999 Annual Report to Shareholders)

               Report of Independent Auditors (incorporated by reference from page 35 of the 1999 Annual Report to Shareholders).

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

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed for the three months ended July 31, 1999.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             DONALDSON COMPANY, INC.
                                  (Registrant)

Date: October 29, 1999                 By:       /s/ Norman C. Linnell
      ----------------                     -------------------------------------
                                                 Norman C. Linnell
                                                 Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

      /s/ William G. Van Dyke                    Chairman, Chief Executive
------------------------------------             Officer and President
        William G. Van Dyke

       /s/ James R. Giertz                       Senior Vice President and Chief
------------------------------------             Financial Officer
         James R. Giertz

      /s/ Thomas A. Windfeldt                    Vice President, Controller and
------------------------------------             Treasurer
        Thomas A. Windfeldt

      *F. Guillaum Bastiaens                     Director
------------------------------------
      F. Guillaume Bastiaens

          *Paul B. Burke                         Director
------------------------------------
          Paul B. Burke

         *Janet M. Dolan                         Director
------------------------------------
         Janet M. Dolan

        *Jack W. Eugster                         Director
------------------------------------
         Jack W. Eugster

       *John F. Grundhofer                       Director
------------------------------------
        John F. Grundhofer

       *Kendrick B. Melrose                      Director
------------------------------------
        Kendrick B. Melrose

         *S. Walter Richey                       Director
------------------------------------
         S. Walter Richey

        *Stephen W. Sanger                       Director
------------------------------------
         Stephen W. Sanger

     *By /s/ Norman C. Linnell                   Date: October 29, 1999
------------------------------------
         Norman C. Linnell
       *As attorney-in-fact

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                             (Thousands of Dollars)

COL. A                                    COL. B                 COL. C                 COL. D          COL. E
----------------------------------------------------------------------------------------------------------------
                                                               ADDITIONS
                                                     ---------------------------
                                        BALANCE AT    CHARGED TO       CHARGED                        BALANCE AT
                                         BEGINNING     COSTS AND      TO OTHER                          END OF
DESCRIPTION                              OF PERIOD     EXPENSES     ACCOUNTS (A)    DEDUCTIONS (B)      PERIOD
----------------------------------------------------------------------------------------------------------------
Year ended July 31, 1999:

Allowance for doubtful accounts
 deducted from accounts receivable        $ 3,696       $   959        $ (43)         $    (271)       $ 4,341
                                          =======       =======        =====          =========        =======
Warranty Reserves                         $15,599       $ 2,174                       $  (6,765)       $11,008
                                          =======       =======                       =========        =======
Year ended July 31, 1998:

Allowance for doubtful accounts
 deducted from accounts receivable        $ 4,094       $   413        $(136)         $    (675)       $ 3,696
                                          =======       =======        =====          =========        =======
Warranty Reserves                         $18,772       $ 6,685                       $  (9,858)       $15,599
                                          =======       =======                       =========        =======
Year ended July 31, 1997:

Allowance for doubtful accounts
 deducted from accounts receivable        $ 3,695       $   894        $(161)         $    (334)       $ 4,094
                                          =======       =======        =====          =========        =======
Warranty Reserves                         $12,593       $11,644                       $  (5,465)       $18,772
                                          =======       =======                       =========        =======

------------------
Note A -- Foreign currency translation losses (gains) recorded directly to equity.

Note B -- Bad debts charged to allowance, net of recoveries.

                                  EXHIBIT INDEX
                           ANNUAL REPORT ON FORM 10-K

* 3-A  --  Certificate of Incorporation of Registrant as currently in effect
           (Filed as Exhibit 3-A to Form 10-Q for the Second Quarter ended January 31, 1998)

* 3-B  --  By-laws of Registrant as currently in effect (Filed as Exhibit 3-B to
           Form 10-Q for the Second Quarter ended January 31, 1999)

* 4    --  **

* 4-A  --  Preferred Stock Amended and Restated Rights Agreement (Filed as
           Exhibit 4.1 to Form 8-K Report Dated January 12, 1996)

*10-A  --  Annual Cash Bonus Plan (Filed as Exhibit 10-A to 1995 Form 10-K
           Report)***

*10-B  --  Supplementary Retirement Agreement with William A. Hodder (Filed as
           Exhibit 10-B to 1993 Form 10-K Report)***

*10-C  --  1980 Master Stock Compensation Plan as Amended (Filed as Exhibit 10-C
           to 1993 Form 10-K Report)***

*10-D  --  Form of Performance Award Agreement under 1991 Master Stock
           Compensation Plan (Filed as Exhibit 10-D to 1995 Form 10-K Report)***

*10-E  --  Copy of ESOP Restoration Plan as Amended and Restated (Filed as
           Exhibit 10-E to Form 10-Q for the Second Quarter ended January 31,
           1998)***

*10-F  --  Deferred Compensation Plan for Non-employee Directors as amended
           (Filed as Exhibit 10-F to 1990 Form 10-K Report)***

*10-G  --  Form of "Change in Control" Agreement with key employees as amended
           (Filed as Exhibit 10-G to Form 10-Q for the Second Quarter ended January 31, 1999)***

*10-H  --  Independent Director Retirement and Benefit Plan as amended (Filed as
           Exhibit 10-H to 1995 Form 10-K Report)***

 10-I  --  Excess Pension Plan (1999 Restatement)***

 10-J  --  Supplementary Executive Retirement Plan (1999 Restatement)***

*10-K  --  1991 Master Stock Compensation Plan as amended (Filed as Exhibit 10-K to 1998 Form 10-K Report)***

*10-L  --  Form of Restricted Stock Award under 1991 Master Stock Compensation
           Plan (Filed as Exhibit 10-L to 1992 Form 10-K Report)***

*10-M  --  Form of Agreement to Defer Compensation for certain Executive
           Officers (Filed as Exhibit 10-M to 1993 Form 10-K Report)***

*10-N  --  Stock Option Program for Nonemployee Directors (Filed as Exhibit 10-N
           to 1998 Form 10-K Report)***

*10-O  --  Salaried Employees' Pension Plan -- 1997 Restatement (Filed as
           Exhibit l0-0 to 1997 10-K Report)***

*10-P  --  Eighth Amendment of Employee Stock Ownership Plan Trust Agreement
           1987 Restatement (Filed as Exhibit 10-P to 1997 10-K Report)***

 10-Q  --  Deferred Compensation and 401(K) Excess Plan (1999 Restatement)***

*10-R  --  Note Purchase Agreement among Donaldson Company, Inc. and certain listed Insurance Companies dated as of July 15, 1998 (Filed as
           Exhibit 10-R to 1998 Form 10-K Report)

*10-S  --  First Supplement to Note Purchase Agreement among Donaldson Company,
           Inc. and certain listed Insurance Companies dated as of August 1, 1998 (Filed as Exhibit 10-S to 1998 Form 10-K Report)

 10-T  --  Deferred Stock Option Gain Plan (1999 Restatement)***

 11    --  Computation of net earnings per share ("Earnings Per Share" in
           "Summary of Significant Accounting Policies" in Note A, page 23 of the 1999 Annual Report to Shareholders is incorporated herein by reference)

 13    --  Portions of Registrant's Annual Report to Shareholders for the year ended July 31, 1999

 21    --  Subsidiaries ("Wholly Owned Subsidiaries" and "Joint Ventures" on the
           back cover of the 1999 Annual Report to Shareholders is incorporated herein by reference)

 23    --  Consent of Independent Auditors

 24    --  Powers of Attorney

 27    --  Financial Data Schedule

 99    --  Factors affecting future operating results


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

***  Denotes compensatory plan or management contract.

Note: Exhibits have been furnished only to the Securities and Exchange Commission. Copies will be furnished to individuals upon request and payment of $20 representing Registrant's reasonable expense in furnishing such exhibits.