Form 10-Q
period 1999-10-31
DONALDSON CO INC
filed 1999-12-14
CIK 29644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING October 31, 1999 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

Commission File Number 1-7891

                             DONALDSON COMPANY, INC.
      ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                            41-0222640
      ---------------------------------------------------------------------
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)           Identification Number)

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

Common Stock, $5 Par Value - 46,028,985 shares as of November 30, 1999
----------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                 (Thousands of Dollars Except Per Share Amounts)
                                   (Unaudited)

                                                         Three Months Ended
                                                             October 31
                                                    -----------------------------

                                                        1999             1998
                                                    ------------     ------------
Net sales                                           $    246,550     $    225,431

Cost of sales                                            172,669          163,102
                                                    ------------     ------------

Gross margin                                              73,881           62,329

Operating expenses                                        48,716           41,798

Other income                                                (750)            (961)

Interest expense                                           1,618            1,831
                                                    ------------     ------------

Earnings before income taxes                              24,297           19,661

Income taxes                                               7,289            6,292
                                                    ------------     ------------

Net earnings                                        $     17,008     $     13,369
                                                    ============     ============


Weighted average shares
 outstanding - basic                                  46,087,151       47,837,351


Weighted average shares
 outstanding - diluted                                46,955,529       48,498,541

Net earnings per share-basic                        $       0.37     $       0.28

Net earnings per share-diluted                      $       0.36     $       0.28

Dividends paid per share                            $       0.06     $       0.05

                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                  October 31       July 31
                                                                     1999            1999
                                                                 -----------     -----------
ASSETS
------
CURRENT ASSETS
   Cash and cash equivalents                                     $    56,416     $    41,944
   Accounts Receivable                                               181,637         178,419
   Inventories
        Materials                                                     33,827          32,722
        Work in process                                               14,376          13,758
        Finished products                                             36,364          35,618
                                                                 -----------     -----------
            Total inventories                                         84,567          82,098
   Prepaid and other current assets                                   27,964          23,927
                                                                 -----------     -----------
            TOTAL CURRENT ASSETS                                     350,584         326,388

   Property, plant and equipment, at cost                            439,667         421,425
   Less accumulated depreciation                                    (251,114)       (239,245)
                                                                 -----------     -----------
        Property, plant and equipment, net                           188,553         182,180
   Other Assets                                                       34,764          34,701
                                                                 -----------     -----------
            TOTAL ASSETS                                             573,901     $   543,269
                                                                 ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
   Short-term debt                                               $    19,576     $    20,287
   Current maturities of long-term debt                                  405             409
   Trade accounts payable                                             69,427          63,36l
   Accrued employee compensation & related taxes                      24,502          24,720
   Income taxes payable                                               29,641          28,448
   Warranty and accrued liabilities                                   25,725          22,680
   Other current liabilities                                           6,986           6,150
                                                                 -----------     -----------
            TOTAL CURRENT LIABILITIES                                176,262         166,055

   Long-term debt                                                     92,558          86,691
   Deferred income taxes                                               1,013           1,155
   Other long-term liabilities                                        26,684          26,605

SHAREHOLDERS' EQUITY
   Preferred stock, $1 par value,
     1,000,000 shares authorized, no shares issued                        --              --
   Common stock, $5 par value, 80,000,000 shares authorized,
     49,655,954 issued                                               248,280         248,280
   Additional paid-in capital                                          2,204           1,611
   Retained earnings                                                 101,926          87,909
   Accumulated other comprehensive income                             (2,355)         (5,670)
   Treasury stock - 3,629,969 and 3,458,670 shares at
     October 31, 1999 and July 31, 1999, respectively                (72,671)        (69,367)
                                                                 -----------     -----------
            TOTAL SHAREHOLDERS' EQUITY                               277,384         262,763
                                                                 -----------     -----------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $   573,901     $   543,269
                                                                 ===========     ===========

See Notes to Condensed Consolidated Financial Statements.

                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Thousands of Dollars)
                                   (Unaudited)

                                                                      Three Months Ended
                                                                          October 31
                                                                  -------------------------
                                                                     1999           1998
                                                                  ----------     ----------
OPERATING ACTIVITIES

     Net earnings                                                 $   17,008     $   13,369
     Adjustments to reconcile net earnings to
         Net cash provided by operating activities:
            Depreciation and amortization                              7,524          6,498
            Changes in operating assets and liabilities               10,059          7,727
            Other                                                        257         (2,016)
                                                                  ----------     ----------
               Net Cash Provided by Operating Activities              34,848         25,578

INVESTING ACTIVITIES

     Net expenditures on property and equipment                      (11,243)        (9,017)
     Acquisitions and investment in unconsolidated affiliates             10           (150)
                                                                  ----------     ----------
     Net Cash (Used in) investing activities                         (11,233)        (9,167)

FINANCING ACTIVITIES

     Purchase of treasury stock                                       (3,339)       (17,028)
     Change in long-term debt                                          4,676         24,883
     Change in short-term Debt                                        (1,495)       (13,570)
     Dividends paid                                                   (2,766)        (2,406)
     Other                                                               (88)         1,126
                                                                  ----------     ----------
               Net Cash (Used in) Financing Activities                (3,012)        (6,995)

Effect of exchange rate changes on cash                               (6,131)        (5,177)
                                                                  ----------     ----------

Increase in cash and cash equivalents                                 14,472          4,239

Cash and Cash Equivalents-Beginning of Year                           41,944         16,069
                                                                  ----------     ----------

Cash and Cash Equivalents-End of Period                           $   56,416     $   20,308
                                                                  ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended October 31, 1999 are not necessarily indicative of the results that may be expected for the year ending July 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Donaldson Company, Inc. and subsidiaries' Annual Report on Form 10-K for the year ended July 31, 1999. Certain amounts in prior periods have been reclassified to conform to the current presentation. The reclassifications had no impact on the net earnings as previously reported.

Note B - Net Earnings Per Share

The Company's basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents, when dilutive.

The following table presents information necessary to calculate basic and diluted net earnings per common share:

                                                      Three Months Ended
                                                         October 31
                                                 --------------------------

                                                     1999           1998
                                                 -----------    -----------
Weighted average shares outstanding - Basic       46,087,151     47,837,351
    Dilutive share equivalents                       868,378        661,190
                                                 -----------    -----------

Weighted average shares outstanding - Diluted     46,955,529     48,498,541
                                                 ===========    ===========

Net earnings for basic and diluted
    earnings per share computation               $17,008,000    $13,369,000
                                                 -----------    -----------

Net earnings per share - Basic                   $       .37    $       .28
                                                 ===========    ===========
Net earnings per share - Diluted                 $       .36    $       .28
                                                 ===========    ===========

Note C - Comprehensive Income

The Company adopted Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income," in the first quarter of fiscal 1999. Upon adoption of SFAS No. 130, the Company is reporting Accumulated Other Comprehensive Income as a separate item in the shareholders' equity section of the balance sheet and disclosing components of other comprehensive income. The adoption of this Statement has no impact on the Company's net earnings or shareholders' equity. Other comprehensive income consists solely of foreign currency translation adjustments.

Total comprehensive income and its components are as follows (in thousands):


                                            Three Months Ended
                                               October 31
                                           --------------------

                                             1999         1998
                                           --------    --------
Net earnings                               $ 17,008    $ 13,369
Foreign currency translation adjustment       3,315       2,531
                                           --------    --------
Total other comprehensive income           $ 20,323    $ 15,900
                                           ========    ========

Note D - Segment Reporting

Beginning with fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," This standard requires the Company to disclose selected financial data by operating segment defined as a component with business activity resulting in revenue and expense that has separate financial information evaluated regularly by the Company's chief operating decision maker in determining resource allocation and assessing performance. The Company has identified two reportable segments based on the internal organization structure, management of operations and performance evaluation: Engine Products and Industrial Products. Segment detail is summarized as follows (in thousands):

                                    Engine    Industrial  Corporate &    Total
                                   Products    Products   Unallocated   Company
                                   --------    --------   -----------   -------

Three Months Ended
  October 31, 1999:
Net sales                          $161,166    $ 85,384                 $246,550
Earnings before income taxes         19,018      11,748    $ (6,469)      24,297


Three Months Ended
  October 31, 1998:
Net sales                           150,624      74,807                  225,43l
Earnings before income taxes       $ l6,455    $  4,852    $ (1,646)    $ 19,661

Note E - New Accounting Standards

SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires a company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the hedged assets, liabilities, or firm commitments are recognized through earnings or in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The company has not yet determined what the effect of SFAS 133 will be on earnings and the financial position of the company.

Note F - Subsequent Event

On November 1, 1999 the Company completed the purchase of all of the outstanding shares of AirMaze, a privately held supplier of heavy duty air and liquid filters, air/oil separators and high purity air filter products. This acquisition supports the Company's strategy of providing a comprehensive line of filtration and exhaust products for customers around the world while giving the Company the opportunity to expand into the industrial compressor market. AirMaze is headquartered in Stow, Ohio and has manufacturing facilities in Stow, OH, Greeneville, TN, and Carpinteria, CA. AirMaze operations will be a part of the Company's Engine Products segment. The results of operations of AirMaze was not material in relation to the Company's consolidated results of operations for the quarter ended October 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Company generated $34.8 million of cash and cash equivalents from operations during the first three months of fiscal 2000. Operating cash flows increased from the prior year period primarily because of an increase in accounts payable and other accruals compared to the prior year. These cash flows, plus borrowings from the Company's credit facility were used primarily to support $11.2 million in capital additions (a 24.7% increase from prior year), repurchase $3.3 million of treasury stock, and the payment of $2.8 million in dividends during the first three months of fiscal 2000. At the end of the first quarter, the Company had approximately 3.5 million shares of common stock remaining under the share repurchase program authorized in November 1998.

At the end of the first quarter, the Company held $56.4 million in cash and cash equivalents. Short-term debt totaled $19.6 million, down from $20.3 million at July 31, 1999. Long-term debt of $92.6 million at October 31, 1999 (an increase of $5.9 million since July 31, 1999), represented 25.0% of total long-term capital, up slightly from 24.8% at July 31, 1999.

The Company believes that the combination of present capital resources, internally generated funds, and unused financing sources are more than adequate to meet cash requirements for the next twelve month period.

Results of Operations

The Company reported net earnings for the first quarter ended October 31, 1999 of $17.0 million, up 27.2% from the $13.4 million recorded in the first quarter last year. Total net sales for the three months ended October 31, 1999 of $246.6 million were up 9.4% from prior year sales of $225.4 million. The increase in net earnings resulted from increased sales as well as an improved gross margin and a lower effective income tax rate compared to the prior year. Diluted net earnings per share were 36 cents, up 28.6% from prior year diluted net earnings per share of 28 cents as the average number of shares outstanding decreased 3.2% compared to the prior year period.

Growth in net sales was achieved in both the Engine Products and Industrial Products segment. The Engine Products segment showed a 7.0% increase in net sales from the same period in the prior year. This increase is led by strong sales in transportation products showing an increase of 22.7% from the same period in the prior year. An increase in aftermarket products also contributed to sales growth with an increase of 8.6% in sales from the same period in the prior year. These increases were offset by a decrease in sales of off-road products for the period compared to the prior year. The Industrial Products segment showed a 14.1% increase in net sales from the same period in the prior year. Within the Industrial Products segment, the high purity products and gas turbine products showed strong net sales growth posting increases of 24.8% and 15.3% from the same period in the prior year, respectively. Increased sales in high purity products reflect a strong disk drive market. Growth in gas turbine sales is a result of strong customer demand in North America.

Consolidated gross margin for the first quarter of fiscal 2000 was 30.0% which was 2.4% above the same quarter last year. The improvement in gross margin for the quarter reflects the growth in net sales achieved in both operating segments of the Company as well as continued efforts of cost reduction and product improvement initiatives.

Operating expenses during the first quarter of fiscal 2000 were $48.7 million (19.8% of sales), compared to $41.8 million (18.5% of sales) in the same quarter of fiscal 1999. This increase in operating expense was due primarily to an increase in operating expenses related to increased sales and increases in warranty reserves and other accruals.

Other income was slightly lower for the three month period ending October 31, 1999 compared to the same period in the prior year. Other income for the current three month period consists of interest income of $0.9 million income from unconsolidated affiliates of $0.9 million, offset by charitable contributions of $0.7 million and other expense of $0.3 million.

The effective income tax rate is consistent with the 1999 fiscal year rate.

Hard order backlogs -- goods scheduled for delivery in 90 days -- of $170.3 million for the first quarter of fiscal 2000 are up 17.1% from the same period in the prior year and up 8.4% from the prior quarter end. These increases are a result of growth in heavy duty transportation in North America as well as strong orders in gas turbine products.

The US dollar has weakened relative to the currencies of foreign countries where the Company operates. The weakening of the dollar, primarily in Japan, has had positive effects on net income for the three months period ending October 31, 1999. The impact of foreign exchange translation on net sales was a positive $2.1 million for the three months ended October 31, 1999. The impact of foreign exchange translation on net sales was a negative $4.1 million for the three months ended October 31, 1998.

Year 2000

The Company initiated its planning and implementation to address the Year 2000 problem several years ago. The Company has surveyed and assessed all critical business systems and processes as part of its implementation of the Year 2000 plan described below and based on those activities believes that all significant systems and processes are now Year 2000 ready. Based on our efforts to address this problem, the Company believes it has relatively low risk of experiencing Year 2000 operational problems. A summary of the Company's Year 2000 readiness follows.

Only a small percentage of our products contain microprocessors, and we have assessed and identified all of our products as Year 2000 compliant.

Our business information systems (financial, purchasing, manufacturing, planning, etc.) have been inventoried and assessed. The plan to achieve Year 2000 readiness included the installation of new applications in some areas and the remediation of legacy systems as appropriate. All significant business information systems are now Year 2000 ready.

We have surveyed and evaluated our infrastructure that supports all information technology and communication systems for the Company worldwide. All critical computer hardware, databases, operating systems, network equipment and communication gear have been assessed and identified as Year 2000 ready for all our global facilities. Personal computers and workstations have been inventoried and evaluated; all essential hardware and software is now Year 2000 ready.

We surveyed our significant suppliers to assess the potential impact on operations if key third parties are not successful in converting their systems in a timely manner. Responses received to date indicate that our suppliers are aware of the Year 2000 issue and are implementing all necessary changes. We have completed on-site Year 2000 assessments of certain key suppliers.

We surveyed and assessed our manufacturing and significant administrative facilities globally, and based on this evaluation believe that all critical systems that support the building operations are Year 2000 ready. We surveyed and assessed our engineering systems and based on this evaluation believe these systems are Year 2000 ready. We have surveyed the machine and process control equipment in our manufacturing plants and believe that all significant remediation work is now complete.

All Year 2000 issues are managed through a task force led by the Chief Financial Officer. Regular updates are provided to senior management. The Chief Financial Officer reports progress to the Audit Committee of the Board of Directors on a regular basis.

Incremental costs (including contractor expenses and the cost of internal resources dedicated to achieving Year 2000 compliance) are charged to expense as incurred. Total costs for all relevant Year 2000 specific activity is estimated to be $8.0 million. The source of funds for these costs is operating cash flow. These costs do not include overall costs of new system applications that have been implemented in the normal business cycle and not specifically for Year 2000 remediation.

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

Forward-Looking Statements

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

The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to: changing economic and political conditions in the United States and in other countries, changes in governmental spending and budgetary policies, governmental laws and regulations surrounding various matters such as environmental remediation, contract pricing, and international trading restrictions, customer product acceptance, continued access to capital markets, issues related to the Company's Year 2000 compliance program, and foreign currency risks. For a more detailed explanation of the foregoing and other risks; see exhibit 99 to the Company's annual report on Form 10-K for the year ended July 31, 1999 which is filed with the Securities and Exchange Commission. The Company wishes to caution investors that other factors may in the future prove to be important in affecting the company's results of operations. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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


Item 3.   Quantitative and Qualitative Disclosure about Market Risk

          There have been no material changes in the reported market risk of the Company since July 31, 1999. See further discussion of these market risks in the Donaldson Company, Inc. Annual Report on Form 10-K for the year ended July 31, 1999.


                           PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security holders

          None


Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibit Index

                None

          (b)   Reports on Form 8-K.

                No reports on Form 8-K were filed during the quarter ended October 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DONALDSON COMPANY, INC.
                                              (Registrant)



Date   December 14, 1999               By   /s/ James R. Giertz
     ---------------------                --------------------------------------
                                            James R. Giertz
                                            Senior Vice President and
                                            Chief Financial Officer

Date   December 14, 1999               By   /s/ Norman C. Linnell
     --------------------                 --------------------------------------
                                            Norman C. Linnell
                                            General Counsel and Secretary