Form 10-Q
period 2000-01-31
DONALDSON CO INC
filed 2000-03-16
CIK 29644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING January 31, 2000 OR
                                                ----------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT  OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

Commission File Number 1-7891
                       ------

                             DONALDSON COMPANY, INC.
       -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                      41-0222640
       -----------------------------------------------------------------
            (State or other jurisdiction of      (I.R.S. Employer
             incorporation or organization)       Identification Number)

                              1400 West 94th Street
                          Minneapolis, Minnesota 55431
                        ---------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

Registrant's telephone number, including area code (612) 887-3131
                                                   --------------


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

Common Stock, $5 Par Value - 45,875,427 shares as of February 29, 2000
----------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.


                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                 (Thousands of Dollars Except Per Share Amounts)
                                   (Unaudited)

                                      Three Months Ended                Six Months Ended
                                          January 31                        January 31
                                -----------------------------     -----------------------------
                                    2000             1999              2000             1999
                                ------------     ------------     ------------     ------------
Net sales                       $    259,256     $    220,249     $    505,806     $    445,680

Cost of sales                        179,661          157,987          352,330          321,035
                                ------------     ------------     ------------     ------------

Gross margin                          79,595           62,262          153,476          124,645

Operating expenses                    53,431           43,484          102,147           85,736

Other (income) expense                  (489)          (2,353)          (1,239)          (3,714)

Interest expense                       1,787            1,761            3,405            3,592
                                ------------     ------------     ------------     ------------

Earnings before income taxes          24,866           19,370           49,163           39,031

Income taxes                           7,460            6,198           14,749           12,490
                                ------------     ------------     ------------     ------------

Net earnings                    $     17,406     $     13,172     $     34,414     $     26,541
                                ============     ============     ============     ============


Weighted average shares
 outstanding                      46,035,692       47,125,314       46,061,422       47,481,330


Diluted shares outstanding        46,823,032       47,896,535       46,948,225       48,223,003


Net earnings per share          $        .38     $        .28     $        .75     $        .56

Net earnings per share
 assuming dilution              $        .37     $        .27     $        .73     $        .55


Dividends paid per share        $        .07     $        .06     $        .13     $        .11

                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                 January 31      July 31
                                                                    2000          1999
                                                                     ------------     ------------
ASSETS
CURRENT ASSETS
       Cash and cash equivalents                                     $     49,447     $     41,944
       Accounts Receivable                                                184,588          178,419
       Inventories
            Materials                                                      37,468           32,722
            Work in process                                                15,924           13,758
            Finished products                                              40,277           35,618
                                                                     ------------     ------------
                Total inventories                                          93,669           82,098
       Prepaid and other current assets                                    29,209           23,927
                                                                     ------------     ------------
                TOTAL CURRENT ASSETS                                      356,913          326,388

       Property, plant and equipment, at cost                             457,773          421,425
       Less accumulated depreciation                                     (263,810)        (239,245)
                                                                     ------------     ------------
            Property, plant and equipment, net                            193,963          182,180
       Other Assets                                                        60,443           34,701
                                                                     ------------     ------------
                TOTAL ASSETS                                              611,319     $    543,269
                                                                     ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
       Short-term debt                                               $     45,781     $     20,287
       Current maturities of long-term debt                                   364              409
       Trade accounts payable                                              66,248           63,36l
       Accrued employee compensation & related taxes                       23,881           24,720
       Income taxes payable                                                26,570           28,448
       Warranty and accrued liabilities                                    26,468           22,680
       Other current liabilities                                           11,631            6,150
                                                                     ------------     ------------
                TOTAL CURRENT LIABILITIES                                 200,943          166,055

       Long-term debt                                                      92,654           86,691
       Deferred income taxes                                                  751            1,155
       Other long-term liabilities                                         28,828           26,605

SHAREHOLDERS' EQUITY
       Preferred stock, $1 par value,
          1,000,000 shares authorized, no shares issued                        --               --
       Common stock, $5 par value,  80,000,000 shares authorized,
          49,655,954 issued                                               248,280          248,280
       Additional paid-in capital                                           3,659            1,611
       Retained earnings                                                  114,574           87,909
       Accumulated other comprehensive income                              (5,743)          (5,670)
       Treasury stock - 3,623,825 and 3,458,670 shares at
          January 31, 2000 and July 31, 1999, respectively                (72,627)         (69,367)
                                                                     ------------     ------------
                TOTAL SHAREHOLDERS' EQUITY                                288,143          262,763
                                                                     ------------     ------------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $    611,319     $    543,269
                                                                     ============     ============

See Notes to Condensed Consolidated Financial Statements.

                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Thousands of Dollars)
                                   (Unaudited)

                                                                          SIX MONTHS ENDED
                                                                             JANUARY 31
                                                                      -------------------------
                                                                         2000           1999
                                                                      ----------     ----------
OPERATING ACTIVITIES

     Net earnings                                                     $   34,414     $   26,541
     Adjustments to reconcile net earnings to
         Net cash provided by operating activities:
            Depreciation and amortization                                 15,318         14,045
            Changes in operating assets and liabilities                      159         10,811
            Other                                                           (837)        (1,785)
                                                                      ----------     ----------
               Net Cash Provided by Operating Activities                  49,054         49,612

INVESTING ACTIVITIES

     Net expenditures on property and equipment                          (20,112)       (17,070)
     Acquisitions and investments in unconsolidated affiliates           (30,099)          (153)
                                                                      ----------     ----------
     Net Cash Used in Investing Activities                               (50,211)       (17,223)

FINANCING ACTIVITIES

     Purchase of treasury stock                                           (4,186)       (33,586)
     Change in long-term debt                                                421         24,769
     Change in short-term debt                                            26,438        (13,490)
     Dividends paid                                                       (5,988)        (5,250)
     Other                                                                  (260)         1,154
                                                                      ----------     ----------
               Net Cash Provided by (Used in) Financing Activities        16,425        (26,403)

Effect of exchange rate changes on cash                                   (7,765)        (2,237)
                                                                      ----------     ----------

Increase in cash and cash equivalents                                      7,503          3,749

Cash and Cash Equivalents-Beginning of Year                               41,944         16,069
                                                                      ----------     ----------

Cash and Cash Equivalents-End of Period                               $   49,447     $   19,818
                                                                      ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended January 31, 2000 are not necessarily indicative of the results that may be expected for the year ending July 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Donaldson Company, Inc. and subsidiaries' Annual Report on Form 10-K for the year ended July 31, 1999. Certain amounts in prior periods have been reclassified to conform to the current presentation. The reclassifications had no impact on the net earnings as previously reported.

Note B - Net Earnings Per Share

The Company's basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and dilutive shares relating to stock options.

The following table presents information necessary to calculate basic and diluted net earnings per common share:

                                                     Three Months Ended            Six Months Ended
                                                         January 31                    January 31
                                                 --------------------------    --------------------------
                                                    2000           1999            2000           1999
                                                 -----------    -----------    -----------    -----------
Weighted average shares outstanding - Basic       46,035,692     47,125,314     46,061,422     47,481,330

    Dilutive share equivalents                       787,340        771,221        886,803        741,673
                                                 -----------    -----------    -----------    -----------

Weighted average shares outstanding - Diluted     46,823,032     47,896,535     46,948,225     48,223,003
                                                 ===========    ===========    ===========    ===========

Net earnings for basic and diluted
    earnings per share computation               $17,406,000    $13,172,000    $34,414,000    $26,541,000
                                                 -----------    -----------    -----------    -----------

Net earnings per share - Basic                   $       .38    $       .28    $       .75    $       .56
                                                 ===========    ===========    ===========    ===========

Net earnings per share - Diluted                 $       .37    $       .27    $       .73    $       .55
                                                 ===========    ===========    ===========    ===========

Note C - Comprehensive Income

The Company reports Accumulated Other Comprehensive Income as a separate item in the shareholders' equity section of the balance sheet. Other comprehensive income consists solely of foreign currency translation adjustments. Total comprehensive income and its components are as follows (in thousands):

                                            Three Months Ended        Six Months Ended
                                                January 31               January 31
                                           ---------------------    ---------------------

                                             2000         1999        2000         1999
                                           --------     --------    --------     --------
Net earnings                               $ 17,406     $ 13,172    $ 34,414     $ 26,541
Foreign currency translation adjustment      (3,388)       4,013         (73)       6,544
                                           --------     --------    --------     --------
Total other comprehensive income           $ 14,018     $ 17,185    $ 34,341     $ 33,085
                                           ========     ========    ========     ========

Note D - Segment Reporting

The Company has two reportable segments, Engine Products and Industrial Products, that have been identified based on the internal organization structure, management of operations and performance evaluation. Segment detail is summarized as follows (in thousands):

                                    Engine      Industrial   Corporate &    Total
                                   Products     Products     Unallocated   Company
                                   --------     ----------   -----------   ---------
Three Months Ended
  January 31, 2000:
   Net sales                       $ 160,212    $  99,044                  $ 259,256
   Earnings before income taxes       14,357       15,952    $  (5,443)       24,866
  January 31, 1999:
   Net sales                         141,860       78,389                    220,249
   Earnings before income taxes       13,044        8,464       (2,138)       19,370

Six Months Ended
  January 31, 2000:
   Net sales                         321,378      184,428                    505,806
   Earnings before income taxes       33,375       27,700      (11,912)       49,163
  January 31, 1999:
   Net sales                         292,484      153,196                    445,680
   Earnings before income taxes    $  29,499    $  13,316    $  (3,784)    $  39,031

Note E - New Accounting Standards

SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires a company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the hedged assets, liabilities, or firm commitments are recognized through earnings or in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The company has not yet determined what the effect of SFAS 133 will be on earnings and the financial position of the company, although it is not expected to have a material impact on the Company's financial position or results of operations.

Note F - Subsequent Event

Subsequent to the second quarter, the Company completed the acquisition of the DCE dust control business of Invensys plc, for cash consideration of approximately $54 million. DCE, headquartered in Leicester, England (UK) is a major participant in the global industrial dust collection industry. The acquisition strengthens the Company's presence in the industrial dust collection market complementing the capability of the Company's Torit business unit. DCE operations will be a part of the Company's Industrial Products segment and will be accounted for as a purchase. The Company previously filed a report on Form 8-K on December 14, 1999 describing the acquisition.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Company generated $49.1 million of cash and cash equivalents from operations during the first six months of fiscal 2000. Operating cash flows decreased slightly from the prior year period primarily due to an increase in inventory levels compared to a decrease for the same period in the prior year. This decrease in cash flows was offset by an increase in accounts payable and other accruals compared to a decrease the prior year. These cash flows, plus borrowings from the Company's credit facility, were used primarily to support $20.1 million in capital additions (a 17.9% increase from prior year), complete business acquisitions totaling $30.1 million, repurchase $4.2 million of treasury stock, and for the payment of $6.0 million in dividends during the first six months of fiscal 2000. At the end of the second quarter, the Company had remaining authority to purchase approximately 3.4 million shares of common stock under the share repurchase program authorized in November 1998.

At the end of the second quarter, the Company held $49.4 million in cash and cash equivalents. Short-term debt totaled $45.8 million, up from $20.3 million at July 31, 1999. Long-term debt of $92.7 million at January 31, 2000 (an increase of $6.0 million since July 31, 1999), represented 24.3% of total long-term capital, down slightly from 24.8% at July 31, 1999.

The Company believes that the combination of present capital resources, internally generated funds, and unused financing sources are more than adequate to meet cash requirements for the next twelve month period.

On November 1, 1999 the Company completed the purchase of all of the outstanding shares of AirMaze Corporation, a privately held supplier of heavy duty air and liquid filters, air/oil separators and high purity air filter products. This acquisition supports the Company's strategy of providing a comprehensive line of filtration and exhaust products for customers around the world and expands its presence in the industrial compressor market. AirMaze is headquartered in Stow, Ohio and has manufacturing facilities in Stow, OH, Greeneville, TN, and Carpinteria, CA. AirMaze operations are a part of the Company's Engine
Products segment. The results of operations of AirMaze were not material in relation to the Company's consolidated results of operations for the quarter ended January 31, 2000.


Results of Operations

The Company reported net earnings for the second quarter ended January 31, 2000 of $17.4 million, up 32.1% from the $13.2 million recorded in the second quarter last year. Total net sales for the three months ended January 31, 2000 of $259.3 million were up 17.7% from prior year sales of $220.2 million. The increase in net earnings resulted from increased sales as well as an improved gross margin and a lower effective income tax rate compared to the prior year. Diluted net earnings per share were 37 cents, up 37.0% from prior year diluted net earnings per share of 27 cents as the average number of shares outstanding decreased 2.2% compared to the prior year period.

For the six months ended January 31, 2000, net earnings were $34.4 million, up 29.7% from the $26.5 million recorded in the same period in the prior year. Total net sales for the six months ended January 31, 2000 of $505.8 million were up 13.5% from prior year sales of 445.7 million. Diluted net earnings per share were 73 cents, up 32.7% from the prior year's diluted net earnings per share of 55 cents.

For the second quarter, growth in net sales continued in both the Engine Products and Industrial Products segment. The Engine Products segment showed a 12.9% increase in net sales from the same period in the prior year. All products within the Engine Products segment contributed to such sales growth. This increase was led by strong sales in aftermarket products which increased by 17.4%. Excluding the impact of the AirMaze acquisition, aftermarket product sales were up almost 10%. Off road and transportation products showed increased sales of 10.5% and 7.5%, respectively. The Industrial Products segment showed a 26.3% increase in net sales from the same period in the prior year. Within the Industrial Products segment, the gas turbine products showed strong net sales growth with sales almost doubling from the same period in the prior year resulting largely from strong customer demand in North America. Sales in high purity products posted a 22.2% increase from the same period in the prior year primarily reflecting a strong disk drive market.

Consolidated gross margin for the second quarter of fiscal 2000 was 30.7%, which was 2.4% above the same quarter last year. The higher gross margin for the quarter reflects the growth in net sales achieved in both operating segments of the Company as well as benefit from higher capacity utilization and continued efforts of cost reduction and productivity improvement efforts. Gross margin for the six months ended January 31, 2000 and January 31, 1999 was 30.3% and 28.0%, respectively.

Operating expenses during the second quarter of fiscal 2000 were $53.4 million (20.6% of sales), compared to $43.5 million (19.7% of sales) in the same quarter of fiscal 1999. This increase was due primarily to increased sales activity and increases in warranty reserves and other accruals.

Other income for the current three month period ended has decreased $1.9 million compared to the same period in the prior year. Other income for the current three month period consisted of interest income of $0.5 million, income from unconsolidated affiliates of $1.1 million, offset by charitable contributions of $0.7 million and other expense of $0.4 million. For the year, other income decreased $2.5 million compared to the same period in the prior year.

The effective income tax rate of 30% is consistent with the 1999 fiscal year rate.

Hard order backlogs -- goods scheduled for delivery in 90 days -- of $165.2 million for the first quarter of fiscal 2000 are up 10.8% from the same period in the prior year and down 3.0% from the prior quarter end. The increase in backlog from the prior year indicates that the revenue pace remains strong. The slight decrease in backlog from the prior quarter is attributable to the Industrial Products segment as strong shipments in the prior quarter reduced historically high levels of backlog.

The US dollar has had a mixed impact for the quarter and year to date relative to the currencies of foreign countries where the Company operates. The weakening of the dollar, in Japan, has had positive effects on net income while the strengthening of the dollar in Europe contributed negatively for the both the second quarter and year to date. The impact of foreign exchange translation on net sales was a negative $2.8 million for the three months ended January 31, 2000 and a negative $0.5 million for the six months ended January 31, 2000.


Year 2000

Nothing has come to the Company's attention that would cause it to believe that its Year 2000 compliance effort was not successful. To date, no significant Year 2000 issues have been encountered and the Company does not expect further Year 2000 issues to arise.

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

The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to: changing economic and political conditions in the United States and in other countries, changes in governmental spending and budgetary policies, governmental laws and regulations surrounding various matters such as environmental remediation, contract pricing, and international trading restrictions, customer product acceptance, continued access to capital markets, and foreign currency risks. For a more detailed explanation of the foregoing and other risks; see exhibit 99 to the Company's annual report on Form 10-K for the year ended July 31, 1999 which is filed with the Securities and Exchange Commission. The Company wishes to caution investors that other factors may in the future prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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


Item 3.  Quantitative and Qualitative Disclosure about Market Risk

         The Company does not enter into market risk-sensitive instruments for trading purposes to generate revenues. There have been no material changes in the reported market risk of the Company since July 31, 1999. See further discussion of these market risks in the Donaldson Company, Inc. Annual Report on Form 10-K for the year ended July 31, 1999.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security holders

         (a) The Annual meeting of shareholders of Registrant was held on November 19, 1999. A total of 46,032,230 shares were outstanding and entitled to vote at the meeting.

         (b)      Not Applicable.

         (c)      Matters Submitted and Voting Results:

                  (i)      Election of Directors:

                           Name of  Nominee               Vote Tabulation
                                                         For         Withheld
                                                         ---         --------
                           F. Guillaume Bastiaens     40,989,619     223,108
                           Janet M. Dolan             40,943,670     269,057
                           S. Walter Richey           40,997,959     214,768

                  (ii) Ratified selection of Ernst & Young LLP as Registrant's independent public auditors for the fiscal year ending July 31, 2000 with the following vote: For - 40,919,971; Against - 167,750; Abstaining
                           - 125,006.

         (d)      Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit Index.
                  None

         (b)      Reports on Form 8-K.

                  A report on Form 8-K was filed on December 14, 1999 for the acquisition of the DCE dust control business of Invensys, plc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DONALDSON COMPANY, INC.
                                         -----------------------
                                               (Registrant)




Date    March 16, 2000                   By    /s/ James R. Giertz
      ----------------------                -------------------------------
                                               James R. Giertz
                                               Senior Vice President and
                                               Chief Financial Officer

Date    March 16, 2000                   By    /s/ Norman C. Linnell
      -----------------------               -------------------------------
                                               Norman C. Linnell
                                               General Counsel and Secretary