Form 10-Q
period 2000-04-30
DONALDSON CO INC
filed 2000-06-14
CIK 29644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING April 30, 2000 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

Commission File Number 1-7891
                       ------

                             DONALDSON COMPANY, INC.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                            41-0222640
     ----------------------------------------------------------------------
          (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization)          Identification Number)

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

Common Stock, $5 Par Value - 45,339,726  shares as of  May 31, 2000

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                 (Thousands of Dollars Except Per Share Amounts)
                                   (Unaudited)

                                      Three Months Ended                Nine Months Ended
                                           April 30                         April 30
                                -----------------------------     -----------------------------

                                    2000             1999             2000             1999
                                ------------     ------------     ------------     ------------
Net sales                       $    285,277     $    244,219     $    791,083     $    689,899

Cost of sales                        200,465          170,007          552,795          491,042
                                ------------     ------------     ------------     ------------

Gross margin                          84,812           74,212          238,288          198,857

Operating expenses                    58,780           49,880          160,927          135,616

Other (income) expense                (1,673)          (1,074)          (2,912)          (4,788)

Interest expense                       2,776            1,638            6,181            5,230
                                ------------     ------------     ------------     ------------

Earnings before income taxes          24,929           23,768           74,092           62,799

Income taxes                           7,479            6,350           22,228           18,840
                                ------------     ------------     ------------     ------------

Net earnings                    $     17,450     $     17,418     $     51,864     $     43,959
                                ============     ============     ============     ============


Weighted average shares
 outstanding                      45,723,448       46,465,330       45,948,764       47,142,665


Diluted shares outstanding        46,548,820       47,101,705       46,787,967       47,798,038


Net earnings per share          $        .38     $        .37     $       1.13     $        .93

Net earnings per share
 assuming dilution              $        .38     $        .37     $       1.11     $        .92


Dividends paid per share        $        .07     $        .06     $        .20     $        .17

                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                    April 30       July 31
                                                                        2000          1999
                                                                  ----------     ---------
ASSETS
------
CURRENT ASSETS
     Cash and cash equivalents                                    $   55,921     $  41,944
     Accounts Receivable                                             208,535       178,419
     Inventories
          Materials                                                   42,979        32,722
          Work in process                                             18,266        13,758
          Finished products                                           46,202        35,618
                                                                  ----------     ---------
                Total inventories                                    107,447        82,098
     Prepaid and other current assets                                 29,356        23,927
                                                                  ----------     ---------
                TOTAL CURRENT ASSETS                                 401,259       326,388

   Property, plant and equipment, at cost                            489,219       421,425
   Less accumulated depreciation                                    (284,605)     (239,245)
                                                                  ----------     ---------
          Property, plant and equipment, net                         204,614       182,180
   Other Assets                                                       90,754        34,701
                                                                  ----------     ---------
               TOTAL ASSETS                                       $  696,627     $ 543,269
                                                                  ==========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
 CURRENT LIABILITIES
     Short-term debt                                              $  106,696     $  20,287
     Current maturities of long-term debt                                368           409
     Trade accounts payable                                           79,208        63,361
     Accrued employee compensation and related taxes                  31,643        24,720
     Income taxes payable                                             25,193        28,448
     Warranty and accrued liabilities                                 36,017        22,680
     Other current liabilities                                         8,674         6,150
                                                                  ----------     ---------
            TOTAL CURRENT LIABILITIES                                287,799       166,055

     Long-term debt                                                   92,308        86,691
     Deferred income taxes                                               878         1,155
     Other long-term liabilities                                      33,226        26,605

SHAREHOLDERS' EQUITY
--------------------
     Preferred stock, $1 par value,
       1,000,000 shares authorized, no shares issued                      --            --
     Common stock, $5 par value, 80,000,000 shares authorized,
       49,655,954 issued                                             248,280       248,280
     Additional paid-in capital                                        2,582         1,611
     Retained earnings                                               127,947        87,909
     Accumulated other comprehensive income                           (8,510)       (5,670)
     Treasury stock - 4,305,228 and 3,458,670 shares at
       April 30, 2000 and July 31, 1999, respectively                (87,883)      (69,367)
                                                                  ----------     ---------
            TOTAL SHAREHOLDERS' EQUITY                               282,416       262,763
                                                                  ----------     ---------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $  696,627     $ 543,269
                                                                  ==========     =========

See Notes to Condensed Consolidated Financial Statements.

                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Thousands of Dollars)
                                   (Unaudited)

                                                                       Nine Months Ended
                                                                            April 30
                                                                   -------------------------
                                                                      2000            1999
                                                                   ----------     ----------
OPERATING ACTIVITIES

     Net earnings                                                  $   51,864     $   43,959
     Adjustments to reconcile net earnings to
         Net cash provided by operating activities:
            Depreciation and amortization                              23,054         20,739
            Changes in operating assets and liabilities                (6,247)        13,325
            Other                                                       4,525         (3,205)
                                                                   ----------     ----------
            Net Cash Provided by Operating Activities                  73,196         74,818

INVESTING ACTIVITIES

     Net expenditures on property and equipment                       (32,046)       (23,815)
     Acquisitions and investments in unconsolidated affiliates
         net of cash acquired                                         (84,829)          (103)
                                                                   ----------     ----------
     Net Cash Used in Investing Activities                           (116,875)       (23,918)

FINANCING ACTIVITIES

     Purchase of treasury stock                                       (20,190)       (44,538)
     Change in long-term debt                                           1,406         34,381
     Change in short-term debt                                         94,960        (25,611)
     Dividends paid                                                    (9,204)        (8,056)
     Other                                                                 25            873
                                                                   ----------     ----------
            Net Cash Provided by (Used in) Financing Activities        66,997        (42,951)

Effect of exchange rate changes on cash                                (9,341)        (3,268)
                                                                   ----------     ----------

Increase in cash and cash equivalents                                  13,977          4,681

Cash and Cash Equivalents-Beginning of Year                            41,944         16,069
                                                                   ----------     ----------

Cash and Cash Equivalents-End of Period                            $   55,921     $   20,750
                                                                   ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended April 30, 2000 are not necessarily indicative of the results that may be expected for the year ending July 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Donaldson Company, Inc. and subsidiaries' Annual Report on Form 10-K for the year ended July 31, 1999. Certain amounts in prior periods have been reclassified to conform to the current presentation. The reclassifications had no impact on the net earnings as previously reported.

Note B - Net Earnings Per Share

The Company's basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and dilutive shares relating to stock options.

The following table presents information necessary to calculate basic and diluted net earnings per common share:

                                                     Three Months Ended             Nine Months Ended
                                                          April 30                      April 30
                                                 --------------------------    --------------------------
                                                    2000            1999           2000          1999
                                                 -----------    -----------    -----------    -----------
Weighted average shares outstanding - Basic       45,723,448     46,465,330     45,948,764     47,142,665

    Dilutive share equivalents                       825,372        636,375        839,203        655,373
                                                 -----------    -----------    -----------    -----------

Weighted average shares outstanding - Diluted     46,548,820     47,101,705     46,787,967     47,798,038
                                                 ===========    ===========    ===========    ===========

Net earnings for basic and diluted
    earnings per share computation               $17,450,000    $17,418,000    $51,864,000    $43,959,000
                                                 -----------    -----------    -----------    -----------

Net earnings per share - Basic                   $       .38    $       .37    $      1.13    $       .93
                                                 ===========    ===========    ===========    ===========

Net earnings per share - Diluted                 $       .38    $       .37    $      1.11    $       .92
                                                 ===========    ===========    ===========    ===========

Note C - Comprehensive Income

The Company reports Accumulated Other Comprehensive Income as a separate item in the shareholders' equity section of the balance sheet. Other comprehensive income consists solely of foreign currency translation adjustments. Total comprehensive income and its components are as follows (in thousands):

                                             Three Months Ended        Nine Months Ended
                                                  April 30                 April 30
                                           ---------------------     ---------------------

                                             2000         1999         2000         1999
                                           --------     --------     --------     --------
Net earnings                               $ 17,450     $ 17,418     $ 51,864     $ 43,959
Foreign currency translation adjustment      (2,767)      (5,872)      (2,840)         672
                                           --------     --------     --------     --------
Total other comprehensive income           $ 14,683     $ 11,546     $ 49,024     $ 44,631
                                           ========     ========     ========     ========

Note D - Segment Reporting

The Company has two reportable segments, Engine Products and Industrial Products, that have been identified based on the internal organization structure, management of operations and performance evaluation. Segment detail is summarized as follows (in thousands):

                                    Engine      Industrial  Corporate &      Total
                                   Products     Products    Unallocated     Company
                                   ---------    ---------   -----------    ---------
Three Months Ended
  April 30, 2000:
   Net sales                       $ 174,183    $ 111,094                  $ 285,277
   Earnings before income taxes       16,226       13,351    $  (4,648)       24,929
  April 30, 1999:
   Net sales                         157,839       86,380                    244,219
   Earnings before income taxes       19,931       11,899       (8,062)       23,768

Nine Months Ended:
  April 30, 2000:
   Net sales                         495,561      295,522                    791,083
   Earnings before income taxes       49,601       41,051      (16,560)       74,092
  April 30, 1999:
   Net sales                         450,323      239,576                    689,899
   Earnings Before income taxes    $  49,430    $  25,215    $ (11,846)    $  62,799

Note E - New Accounting Standards

SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires a company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the hedged assets, liabilities, or firm commitments are recognized through earnings or in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company will be implementing SFAS 133 for its fiscal year 2001. The Company has not yet determined what the complete effect of SFAS 133 will be on earnings and the financial position of the Company, although it is not expected to have a material impact on the Company's financial position or results of operations.

Note F - Acquisitions

During the second quarter of fiscal 2000, the Company acquired all the outstanding shares of AirMaze Corporation for cash consideration of approximately $31 million. The acquisition has been accounted for as a purchase with the results of operations included subsequent to the acquisition date. The purchase price will be allocated based on the fair value of assets and liabilities purchased, with the remainder of the purchase price being assigned to goodwill, which will be amortized over 20 years. Pro forma results have not been disclosed as they are not material. As the Company is continuing to gather information to determine the proper purchase price allocation, at this time the allocation is not final.

During the third quarter of fiscal 2000, the Company acquired the DCE dust control business of Invensys, plc for cash consideration of approximately $54 million. The acquisition has been accounted for as a purchase with the results of operations included beginning February 1, 2000. The purchase price will be allocated based on the fair value of assets and liabilities purchased, with the remainder of the purchase price being assigned to goodwill, which will be amortized over 20 years. Pro forma results have not been disclosed as they are not material. As the Company is continuing to gather information to determine the proper purchase price allocation, at this time the allocation is not final.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Company generated $73.2 million of cash and cash equivalents from operations during the first nine months of fiscal 2000. Operating cash flows decreased from the prior year period primarily due to an increase in inventory levels compared to a decrease for the same period in the prior year. This decrease in cash flows was offset by an increase in accounts payable and other accruals compared to the prior year. These cash flows, plus borrowings from the Company's credit facility, were used primarily to support $32.0 million in capital additions, complete business acquisitions totaling $84.8 million, repurchase $20.2 million of treasury stock and for the payment of $9.2 million in dividends during the first nine months of fiscal 2000. At the end of the third quarter, the Company had remaining authority to purchase approximately 2.7 million shares of common stock under the share repurchase program authorized in November 1998.

At the end of the third quarter, the Company held $55.9 million in cash and cash equivalents. Short-term debt totaled $106.7 million, up from $20.3 million at July 31, 1999. Long-term debt of $92.3 million at April 30, 2000 (an increase of $5.6 million since July 31, 1999), represented 24.5% of total long-term capital, down slightly from 24.8% at July 31, 1999.

The Company believes that the combination of present capital resources, internally generated funds, and unused financing sources are more than adequate to meet cash requirements for the next twelve month period.

During the second quarter of fiscal 2000 the Company completed the purchase of all of the outstanding shares of AirMaze Corporation, a privately held supplier of heavy duty air and liquid filters, air/oil separators and high purity air filter products. This acquisition supports the Company's strategy of providing a comprehensive line of filtration and exhaust products for customers around the world and expands its presence in the industrial compressor market. AirMaze has manufacturing facilities in Stow, OH, Greeneville, TN, and Carpinteria, CA and are a part of the Company's Engine Products segment.

During the third quarter of fiscal 2000, the Company acquired the DCE dust control business of Invensys plc, for cash consideration of approximately $54 million. DCE, headquartered in Leicester, England (UK) is a major participant in the global dust collection industry. The acquisition strengthens the Company's presence in the industrial dust collection market complementing the capability of the Company's dust collection business unit. DCE operations are a part of the Company's Industrial Products segment. The Company previously filed a report on Form 8-K on December 14, 1999 describing the acquisition.

Results of Operations

The Company has two reportable segments: Engine Products and Industrial Products. The Engine Products segment sells to original equipment manufacturers
(OEMs) in the construction, industrial, mining, agriculture and transportation markets and to independent distributors, OEM dealer networks, private label accounts and large private fleets. Products include air intake systems, exhaust systems, liquid filtration systems and replacement filters. The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines, OEMs and end users requiring highly purified air. Products include dust, fume and mist collectors, static and pulse-clean air filter systems and specialized air filtration systems.

The Company reported net earnings for the third quarter ended April 30, 2000 of $17.5 million, up slightly from the $17.4 million recorded in the third quarter last year. Relative to the prior year, the positive impact of higher revenue was offset by lower operating margins and a higher tax rate for the quarter. Total net sales for the three months ended April 30, 2000 of $285.3 million were up

16.8% from prior year sales of $244.2 million. Businesses acquired in this fiscal year contributed $22.4 million of revenue in the third quarter. Excluding the impact of acquisitions, sales were up 7.7% from the comparable quarter last year. Diluted net earnings per share were 38 cents, up 2.7% from prior year diluted net earnings per share of 37 cents as the average number of shares outstanding decreased 1.2% compared to the prior year period.

For the nine months ended April 30, 2000, net earnings were $51.9 million, up 18.0% from the $44.0 million recorded in the same period in the prior year. Total net sales for the nine months ended April 30, 2000 of $791.1 million were up 14.7% from prior year sales of $689.9 million. Businesses acquired in this fiscal year contributed $27.4 million of revenue year to date. Excluding the impact of acquisitions, sales were up 10.7% from the prior year. Diluted net earnings per share were $1.11, up 20.7% from the prior year's diluted net earnings per share of 92 cents.

For the third quarter, both the Engine Products and Industrial Products segments continued to show strong growth in net sales. Net sales in the Engine Products segment increased 10.4% from the same period in the prior year. This increase was led by strong sales in aftermarket products which increased by 28.9% from the third quarter in the prior year. Excluding the impact of the AirMaze acquisition, aftermarket product sales were up 15.8%. Sales in off-road products also contributed to the Engine Products segment net sales growth with an increase of 12.7% from the third quarter in the prior year. These increases were offset by a decrease in net sales of transportation products of 18.1% from the third quarter in the prior year. This sharp decline in shipments of "on-road" products is primarily due to lower sales of automotive products.

The Industrial Products segment showed a 28.6% increase in net sales from the same period in the prior year. Within the Industrial Products segment, gas turbine products continued to show strong net sales growth with sales up 20.6% from the same period in the prior year. Sales in high purity products posted an 11.7% increase from the same period in the prior year primarily due to continued strength in the disk drive market. Sales of dust collection products increased by 44.9% from the same period in the prior year. Excluding the impact of the DCE acquisition, dust collection product sales were up 7.3%.

Consolidated gross margin for the third quarter of fiscal 2000 was 29.7%, which was down slightly from the same quarter last year. This decrease was due to several factors including one-time costs associated with product moves and plant start-ups in the United States and one-time asset write-offs in various locations. Gross margin for the nine months ended April 30, 2000 and April 30, 1999 was 30.1% and 28.8%, respectively.

Operating expenses during the third quarter of fiscal 2000 were $58.8 million (20.6% of sales), compared to $49.9 million (20.4% of sales) in the same quarter of fiscal 1999. The sharp increase in operating expenses relative to the prior year reflects higher sales levels in our base business and the impact of the acquired DCE business. The inclusion of DCE causes operating expenses as a percentage of reported sales to increase because the DCE business, like our Torit dust collection business, has relatively high operating expenses (mostly selling expenses). In addition, about $0.6 million of goodwill related to the acquisition of DCE and AirMaze was recorded in the third quarter of fiscal 2000.

Other income for the current quarter ended increased $0.6 million compared to the same period in the prior year. Other income for the current three month period consisted of interest income of $0.6 million, income from unconsolidated affiliates of $0.8 million, income from royalty payments on product and technology licenses of $0.4 million, offset by other expense of $0.1 million. For the year, other income decreased $1.9 million compared to the same period in the prior year.

For the nine months to date, the effective income tax rate of 30% is consistent with the 1999 fiscal year rate. In the third quarter of this year the tax rate of 30% is unchanged from the previous two quarters of the fiscal year. However, the tax rate in the third quarter last year was unusually low at 26.7%. The low rate recorded last year was a one-time adjustment required to achieve a 30% tax rate for the full year in fiscal 1999, compared to 32% in fiscal year 1998.

Hard order backlogs--goods scheduled for delivery in 90 days -- of $175.2 million for the third quarter of fiscal 2000 are up 17.6% from the same period in the prior year and up 6.0% from the prior quarter end. Excluding the impact of acquisitions, hard order backlogs were up 7.6% relative to the same period in the prior year and down 3.0% from the prior quarter. The increase in backlog from the prior year indicates that the revenue pace remains strong. The decrease in backlog from the prior quarter (excluding the impact of the acquisitions) reflects a slight slow down in demand in the Engine Products segment as well as a decrease in backlog for gas turbine products in the Industrial Products segment following an exceptionally strong quarter of shipments.

The US dollar has had a mixed impact for the quarter and year to date relative to the currencies of foreign countries where the Company operates. The weakening of the dollar in Japan has had positive effects on net income, while the strengthening of the dollar in Europe contributed negatively for both the third quarter and year to date. The impact of foreign exchange translation on net sales was a negative $4.1 million for the three months ended April 30, 2000 and a negative $4.6 million for the nine months ended April 30, 2000.

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


                           PART II. OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security holders
            None


Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibit Index
                  None

            (b)   Reports on Form 8-K.

                  Current Report on Form 8-K dated March 21, 2000 reporting on the March 17, 2000 appointment by the Company's Board of Directors of Arthur Andersen LLP as the Company's independent accountants for the fiscal year ending July 31, 2000 replacing Ernst & Young LLP. The Report includes as Exhibit 16.1, a May 21, 2000 letter from Ernst & Young to the Securities and Exchange Commission stating that it is in agreement with the revelant sections of the Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DONALDSON COMPANY, INC.
                                       -----------------------
                                             (Registrant)




Date  June 14, 2000                    By    /s/ James R. Giertz
     ------------------                   ----------------------------
                                             James R. Giertz
                                             Senior Vice President and
                                             Chief Financial Officer

Date  June 14, 2000                    By    /s/ Norman C. Linnell
     ------------------                   ----------------------------
                                             Norman C. Linnell
                                             Vice President,
                                             General Counsel and Secretary