Form 10-K405
period 2000-07-31
DONALDSON CO INC
filed 2000-10-26
CIK 29644

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             Act of 1934 for the fiscal year ended July 31, 2000 or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     Exchange Act of 1934 (No Fee Required)
            for the transition period from ___________ to ___________

                          Commission File Number:1-7891

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

        Registrant's telephone number, including area code (952) 887-3131

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

Yes ___X___ No _______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of September 22, 2000 was $904,733,686.

     The shares of common stock outstanding as of September 22, 2000 were 44,681,913.

                       Documents Incorporated by Reference
                       -----------------------------------

     Portions of the 2000 Annual Report to Shareholders of the registrant are incorporated by reference in Parts I and II, as specifically set forth in Parts I and II.

     Portions of the Proxy Statement for the 2000 annual shareholders meeting are incorporated by reference in Part III, as specifically set forth in Part III.
================================================================================

                                     PART I


ITEM 1. BUSINESS

GENERAL

Donaldson Company, Inc. ("Donaldson" or the "Company") was founded in 1915 and organized in its present corporate form under the laws of the State of Delaware in 1936.

The Company is a leading worldwide manufacturer of filtration systems and replacement parts. The Company's product mix includes air and liquid filters and exhaust and emission control products for mobile equipment; in-plant air cleaning systems; air intake systems and exhaust products for industrial gas turbines; and specialized filters for such diverse applications as computer disk drives, aircraft passenger cabins and semiconductor processing. Products are manufactured at more than three dozen plants around the world and through five joint ventures. The Company has two reporting segments engaged in the design, manufacture and sale of systems to filter air and liquid and other complementary products. The two segments are Engine Products and Industrial Products. Products in the Engine Products segment consist of air intake systems, exhaust systems, liquid filtration systems and replacement parts. The Engine Products segment sells to original equipment manufacturers (OEMs) in the construction, industrial, mining, agriculture and transportation markets and to independent distributors, OEM dealer networks, private label accounts and large private fleets. Products in the Industrial Products segment consist of dust, fume and mist collectors, static and pulse-clean air filter systems for industrial gas turbines, computer disk drive filter products and other specialized air filtration systems. The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines, OEMs and end users requiring highly purified air.

The table below shows the percentage of total net sales contributed by the principal classes of similar products for each of the last three fiscal years:


                                                     YEAR ENDED JULY 31

                                                  2000      1999      1998
                                                  ----      ----      ----

      Engine Products Segment

        Off-Road Equipment Products (including
        Defense Products)                          18%       19%       20%

        Truck and Automotive Products              14%       17%       16%

        Aftermarket Products                       30%       29%       30%

      Industrial Products Segment

        Dust Collection Products                   17%       16%       16%

        Gas Turbine Systems Products               11%        9%        9%

        Special Applications Products              10%       10%        9%

The segment detail information in Note H in the Notes to Consolidated Financial Statements on page 30 of the 2000 Annual Report to Shareholders is incorporated herein by reference.

COMPETITION

The Company's business is not considered to be seasonal. Principal methods of competition in both the Engine Products and Industrial Products segments are price, geographic coverage, service and product performance. The Company competes in a number of filtration markets in both the Engine Products and Industrial segments and both segments operate in a highly competitive environment. The Company estimates that it is a market leader in its primary product lines within the Industrial Products segment. Its principal competitors vary from country to country and include several large regional or global competitors and a significant number of small competitors who compete in a limited geographical region or in a limited number of product applications. The Company estimates that within the Engine Products segment it is a market leader in its off-road equipment and truck product lines and is a significant participant in the aftermarket for replacement filters and hard parts in its engine-related businesses. The Engine Products segment principal competitors vary from country to country and include several large regional or global competitors, and small local and regional competitors, especially in the engine aftermarket businesses.

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

MAJOR CUSTOMER

     There were no sales over 10 percent of net sales to one customer in 2000. Sales to Caterpillar, Inc. and subsidiaries ("Caterpillar") accounted for 11 percent of net sales in 1999 and 1998 and over 9 percent in 2000. Caterpillar has been a customer of the Company for many years and it purchases several models and types of products for a variety of applications. Sales to the U.S. Government do not constitute a material portion of the Company's business.

BACKLOG

     At August 31, 2000, the backlog of orders expected to be delivered within 90 days was $191,852,000. The 90 day backlog at August 31, 1999 was $161,509,000.

RESEARCH AND DEVELOPMENT

     During 2000 the Company spent $27,304,000 on research and development activities relating to the development of new products or improvements of existing products or manufacturing processes. The Company spent $23,603,000 in 1999 and $23,509,000 in 1998 on research and development activities. Essentially all commercial research and development is Company-sponsored.

ENVIRONMENTAL MATTERS

     The Company does not anticipate any material effect on its capital expenditures, earnings or competitive position due to compliance with government regulations involving environmental matters.

EMPLOYEES

     The Company employed 8,478 persons in worldwide operations as of July 31, 2000.

GEOGRAPHIC AREAS

     Note H of the Notes to Consolidated Financial Statements on page 30 in the 2000 Annual Report to Shareholders contains information regarding the Company's geographic areas and is incorporated herein by reference.

ITEM 2. PROPERTIES

     The Company's principal office and research facilities are located in Bloomington, a suburb of Minneapolis, Minnesota. European administrative and engineering offices are located in Leuven, Belgium.

     Manufacturing activities are carried on in sixteen plants in the United States, two in the United Kingdom, Germany, Japan and Mexico and one each in Australia, France, Hong Kong, South Africa, Italy, Belgium, India and China. The back cover of the 2000 Annual Report to Shareholders lists the principal plant locations and is incorporated herein by reference. Note H on page 30 of the 2000 Annual Report to Shareholders presents identifiable assets by geographic area and is incorporated herein by reference.

     The Company is a lessee under several long-term leases. These leases provide for options to purchase the facilities at the end of the lease term and have been capitalized.

     The Company's properties are considered to be suitable for their present purposes, well maintained and in good operating condition.

ITEM 3. LEGAL PROCEEDINGS

     The Company has been party to various legal proceedings arising in the ordinary course of business. In the opinion of management, the outcome of litigation currently pending will not materially affect the Company's results of operations, financial condition or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NOT APPLICABLE.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Current information regarding executive officers is presented below. All terms of office are for one year. There are no arrangements or understandings between individual officers and any other person pursuant to which he was selected as an officer.

                                                                      FIRST YEAR ELECTED OR
                                                                         APPOINTED AS AN
NAME                      AGE        POSITIONS AND OFFICES HELD             OFFICER
----                      ---        --------------------------             -------
William G. Van Dyke       55   Chairman, Chief Executive Officer and          1979
                               President

William M. Cook           47   Senior Vice President, International           1994

James R. Giertz           43   Senior Vice President, Commercial and          1994
                               Industrial

Norman C. Linnell         41   Vice President, General Counsel and            1996
                               Secretary

Nickolas Priadka          54   Senior Vice President, Engine Systems          1989
                               and Parts

Lowell F. Schwab          52   Senior Vice President, Operations              1994

Thomas W. VanHimbergen    52   Senior Vice President and Chief                2000
                               Financial Officer

Thomas A. Windfeldt       51   Vice President, Controller and Treasurer       1985

All of the above-named executive officers have held executive or management positions with Registrant for more than the past five years except Mr. Linnell, who was previously a partner in the law firm of Dorsey & Whitney LLP and Mr. VanHimbergen, who was previously Senior Vice President and Chief Financial Officer of Deluxe Corporation.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     The information in the sections "Quarterly Financial Information (Unaudited)" and "NYSE Listing," on pages 32 and 36, and restrictions on payment of dividends in Note D, page 26 of the 2000 Annual Report to Shareholders is incorporated herein by reference. As of September 26, 2000, there were approximately 1,870 shareholders of record of Common Stock.

     The high and low sales prices for registrant's common stock for each full quarterly period during 2000 and 1999, are as follows:

                   FIRST QUARTER       SECOND QUARTER        THIRD QUARTER       FOURTH QUARTER
                   -------------       --------------        -------------       --------------
     1999       $14 7/16 - 21 15/16   $17 11/16 - 21       $17 1/4 - 23 1/2     $21 15/16 - 25 7/8

     2000       $19 1/2 - 23 1/2      $20 5/8 - 24 13/16   $20 1/4 - 24 1/16    $19 1/8 - 24 1/4

ITEM 6. SELECTED FINANCIAL DATA

     The information for the years 1996 through 2000 on pages 34 and 35 of the 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth in the section "Management's Discussion and Analysis" on pages 14 through 18 of the 2000 Annual Report to Shareholders is incorporated herein by reference.

     A. MARKET RISK

     Market Risk disclosure as discussed under "Market Risk" and "Foreign Currency" on pages 17 and 18 of the 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 19 through 32, and the Quarterly Financial Information (Unaudited) on page 32 of the 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On March 17, 2000, the Company determined not to re-engage its independent auditors, Ernst & Young LLP ("E&Y") and appointed Arthur Andersen LLP as its new independent auditors, effective immediately. This determination followed the Company's decision to seek proposals from independent accounting firms, including E&Y, with respect to the engagement of independent accountants to audit the Company's financial statements for the fiscal year ending July 31, 2000. The decision not to re-engage E&Y and to retain Arthur Andersen was approved by the Company's Board of Directors upon the recommendation of its Audit Committee.

     The reports of E&Y on the financial statements of the Company for its fiscal years ended July 31, 1999 and July 31, 1998 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years and the subsequent interim period through March 17, 2000, there were no disagreements between the Company and E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of E&Y, would have caused E&Y to make a reference to the subject matter of the disagreement in connection with its reports.

     The Company did not, during the Company's two most recent fiscal years or the subsequent interim period through March 17, 2000, consult with Arthur Andersen on items which concerned the subject matter of a disagreement or reportable event with E&Y (as described in Regulation S-K Item 304(a)(2)).

     The Company reported the change in accountants on Form 8-K on March
21, 2000. The Form 8-K contained a letter from E&Y, addressed to the Securities and Exchange Commission stating that it agreed with the comments relating to E&Y in the second paragraph above, and was not in a position to agree or disagree with the comments in the remainder of the above statements.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the captions "Nominees For Election" and "Directors Continuing In Office" on page 4 and under the heading "Compliance With Section 16(a) of the Securities Exchange Act of 1934" on page 14 of the Company's definitive proxy statement dated October 12, 2000 is incorporated herein by reference. Information about the executive officers of the Company is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information under "Director Compensation" on pages 4 through 5 and in the section "Executive Compensation" on pages 7 through 9, the "Pension Benefits" on page 13 and under the caption "Change-in-Control Arrangements" on page 14 of the Company's definitive proxy statement dated October 12, 2000, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information in the section "Security Ownership" on page 2 of the Company's definitive proxy statement dated October 12, 2000, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS-- NOT APPLICABLE.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

     (a)  Documents filed with this report:

          (1)  Financial Statements -

               Consolidated Balance Sheets -- July 31, 2000 and 1999 (incorporated by reference from page 20 of the 2000 Annual Report to Shareholders)

               Consolidated Statements of Earnings -- years ended July 31, 2000, 1999 and 1998 (incorporated by reference from page 19 of the 2000 Annual Report to Shareholders)

               Consolidated Statements of Cash Flows -- years ended July 31, 2000, 1999 and 1998 (incorporated by reference from page 21 of the 2000 Annual Report to Shareholders)

               Consolidated Statements of Changes in Shareholders' Equity -- years ended July 31, 2000, 1999 and 1998 (incorporated by reference from page 22 of the 2000 Annual Report to Shareholders)

               Notes to Consolidated Financial Statements (incorporated by reference from pages 23 through 32 of the 2000 Annual Report to Shareholders)

               Reports of Independent Auditors (filed as part of this report).

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

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed for the three months ended July 31, 2000.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             DONALDSON COMPANY, INC.
                                  (Registrant)

Date: October 26, 2000                 By: /s/ William G. Van Dyke
      ----------------                     -------------------------------
                                       Chairman, Chief Executive Officer
                                       and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


    /s/ William G. Van Dyke            Chairman, Chief Executive Officer
-------------------------------        and President
      William G. Van Dyke

   /s/ Thomas W. VanHimbergen          Senior Vice President and Chief Financial
-------------------------------        Officer
     Thomas W. VanHimbergen

    /s/ Thomas A. Windfeldt            Vice President, Controller and Treasurer
-------------------------------
      Thomas A. Windfeldt

    *F. Guillaume Bastiaens            Director
-------------------------------
     F. Guillaume Bastiaens

         *Paul B. Burke                Director
-------------------------------
         Paul B. Burke

        *Janet M. Dolan                Director
-------------------------------
         Janet M. Dolan

        *Jack W. Eugster               Director
-------------------------------
        Jack W. Eugster

      *John F. Grundhofer              Director
-------------------------------
       John F. Grundhofer

      *Kendrick B. Melrose             Director
-------------------------------
      Kendrick B. Melrose

       *S. Walter Richey               Director
-------------------------------
        S. Walter Richey

       *Stephen W. Sanger              Director
-------------------------------
       Stephen W. Sanger

   *By /s/ Norman C. Linnell           Date: October 26, 2000
-------------------------------
       Norman C. Linnell
      *As attorney-in-fact

                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                                    FORM 10-K
                                 Item 14 (a) (1)


                     Index of Independent Auditors' Reports





Report of Arthur Andersen LLP................................................F-2

Report of Ernst & Young LLP..................................................F-3

Report of Independent Public Accountants


     TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF DONALDSON COMPANY, INC.:


     We have audited the accompanying consolidated balance sheet of Donaldson Company, Inc. (a Delaware corporation) and subsidiaries as of July 31, 2000, and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Donaldson Company, Inc. and subsidiaries as of July 31, 2000 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


/s/ Arthur Andersen LLP


Minneapolis, Minnesota,
August 29, 2000

                         Report of Independent Auditors



     Shareholders and Board of Directors

     Donaldson Company, Inc.


     We have audited the accompanying consolidated balance sheet of Donaldson Company, Inc. and subsidiaries as of July 31, 1999, and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the two years in the period ended July 31, 1999. Our audits also included the related financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Donaldson Company, Inc. and subsidiaries at July 31, 1999, and the consolidated results of their operations and their cash flows for each of the two years in the period ended July 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


     /s/ Ernst & Young LLP



     Minneapolis, Minnesota
     September 8, 1999

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                             (Thousands of Dollars)

-------------------------------------------------------------------------------------------------------------------
COL. A                                            COL. B              COL. C               COL. D         COL. E
-------------------------------------------------------------------------------------------------------------------
                                                                     ADDITIONS
                                                            ----------------------------
                                                 BALANCE AT  CHARGED TO    CHARGED TO                    BALANCE AT
DESCRIPTION                                      BEGINNING   COSTS AND   OTHER ACCOUNTS                    END OF
                                                 OF PERIOD    EXPENSES      (A) & (B)     DEDUCTIONS (C)   PERIOD
-------------------------------------------------------------------------------------------------------------------
Year ended July 31, 2000:

Allowance for doubtful accounts deducted from     $ 4,341      $ 1,077        $  (156)      $  (882)       $ 4,380
accounts receivable

Restructuring Reserves - AirMaze Acquisition          $ 0                     $ 1,494                      $ 1,494

Restructuring Reserves - DCE Acquisition              $ 0                     $ 5,781                      $ 5,781

Year ended July 31, 1999:

Allowance for doubtful accounts deducted from     $ 3,696      $   959           $(43)      $  (271)       $ 4,341
accounts receivable

Year ended July 31, 1998:

Allowance for doubtful accounts deducted from     $ 4,094      $   413          $(136)      $  (675)       $ 3,696
accounts receivable

---------------------
Note A -- Allowance for doubtful accounts foreign currency translation losses (gains) recorded directly to equity.

Note B -- Restructuring reserves recorded to goodwill.

Note C -- Bad debts charged to allowance, net of recoveries.

                                  EXHIBIT INDEX
                           ANNUAL REPORT ON FORM 10-K


* 3-A      --    Certificate of Incorporation of Registrant as currently in effect (Filed as Exhibit 3-A to Form 10-Q for the Second
                 Quarter ended January 31, 1998)

* 3-B      --    By-laws of Registrant as currently in effect (Filed as Exhibit
                 3-B to Form 10-Q for the Second Quarter ended January 31, 1999)

* 4        --    **

* 4-A      --    Preferred Stock Amended and Restated Rights Agreement (Filed as
                 Exhibit 4.1 to Form 8-K Report Dated January 12, 1996)

*10-A      --    Annual Cash Bonus Plan (Filed as Exhibit 10-A to 1995 Form 10-K
                 Report)***

*10-B      --    Supplementary Retirement Agreement with William A. Hodder
                 (Filed as Exhibit 10-B to 1993 Form 10-K Report)***

*10-C      --    1980 Master Stock Compensation Plan as Amended (Filed as
                 Exhibit 10-C to 1993 Form 10-K Report)***

*10-D      --    Form of Performance Award Agreement under 1991 Master Stock
                 Compensation Plan (Filed as Exhibit 10-D to 1995 Form 10-K
                 Report)***

*10-E      --    Copy of ESOP Restoration Plan as Amended and Restated (Filed as
                 Exhibit 10-E to Form 10-Q for the Second Quarter ended January
                 31, 1998)***

*10-F      --    Deferred Compensation Plan for Non-employee Directors as
                 amended (Filed as Exhibit 10-F to 1990 Form 10-K Report)***

*10-G      --    Form of "Change in Control" Agreement with key employees as amended (Filed as Exhibit 10-G to Form 10-Q for the Second
                 Quarter ended January 31, 1999)***

*10-H      --    Independent Director Retirement and Benefit Plan as amended
                 (Filed as Exhibit 10-H to 1995 Form 10-K Report)***

*10-I      --    Excess Pension Plan (1999 Restatement)***

*10-J      --    Supplementary Executive Retirement Plan (1999 Restatement)***

*10-K      --    1991 Master Stock Compensation Plan as amended (Filed as
                 Exhibit 10-K to 1998 Form 10-K Report)***

*10-L      --    Form of Restricted Stock Award under 1991 Master Stock
                 Compensation Plan (Filed as Exhibit 10-L to 1992 Form 10-K
                 Report)***

*10-M      --    Form of Agreement to Defer Compensation for certain Executive
                 Officers (Filed as Exhibit 10-M to 1993 Form 10-K Report)***

*10-N      --    Stock Option Program for Nonemployee Directors (Filed as
                 Exhibit 10-N to 1998 Form 10-K Report)***

*10-O      --    Salaried Employees' Pension Plan -- 1997 Restatement (Filed as
                 Exhibit l0-0 to 1997 10-K Report)***

*10-P      --    Eighth Amendment of Employee Stock Ownership Plan Trust
                 Agreement 1987 Restatement (Filed as Exhibit 10-P to 1997 10-K
                 Report)***

*10-Q      --    Deferred Compensation and 401(K) Excess Plan (1999
                 Restatement)***

*10-R      --    Note Purchase Agreement among Donaldson Company, Inc. and
                 certain listed Insurance Companies dated as of July 15, 1998
                 (Filed as Exhibit 10-R to 1998 Form 10-K Report)

*10-S      --    First Supplement to Note Purchase Agreement among Donaldson
                 Company, Inc. and certain listed Insurance Companies dated as of August 1, 1998 (Filed as Exhibit 10-S to 1998 Form 10-K
                 Report)

*10-T      --    Deferred Stock Option Gain Plan (1999 Restatement)***

 11        --    Computation of net earnings per share ("Earnings Per Share" in
                 "Summary of Significant Accounting Policies" in Note A, page 24 of the 2000 Annual Report to Shareholders is incorporated herein by reference)

 13        --    Portions of Registrant's Annual Report to Shareholders for the
                 year ended July 31, 2000

 21        --    Subsidiaries ("Wholly Owned Subsidiaries" and "Joint Ventures"
                 on the back cover of the 2000 Annual Report to Shareholders is incorporated herein by reference)

 23        --    Consent of Arthur Andersen LLP

 23(A)     --    Consent of Ernst & Young LLP

 24        --    Powers of Attorney

 27        --    Financial Data Schedule (EDGAR filing only)

*99        --    Litigation Reform Act of 1995 - Cautionary Statement (Filed as
                 Exhibit 99 to 1999 10-K Report)

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