Form 10-Q
period 2000-10-31
DONALDSON CO INC
filed 2000-12-15
CIK 29644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING October 31, 2000 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _______________.

Commission File Number 1-7891
                       ------

                             DONALDSON COMPANY, INC.
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                            41-0222640
       -------------------------------------------------------------------
       (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)            Identification Number)

                              1400 West 94th Street
                          Minneapolis, Minnesota 55431
                        ---------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

Registrant's telephone number, including area code (952) 887-3131
                                                   --------------


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

Common Stock, $5 Par Value - 44,265,791 shares as of  November 30, 2000

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                 (Thousands of Dollars Except Per Share Amounts)
                                   (Unaudited)

                                                         October 31
                                                ----------------------------

                                                    2000            1999
                                                ------------    ------------

Net sales                                       $    289,869    $    246,550

Cost of sales                                        203,913         172,669
                                                ------------    ------------

Gross margin                                          85,956          73,881

Operating expenses                                    58,047          48,716
                                                ------------    ------------

Operating income                                      27,909          25,165

Other (income) expense                                   805            (750)

Interest expense                                       3,098           1,618
                                                ------------    ------------

Earnings before income taxes                          24,006          24,297

Income taxes                                           7,202           7,289
                                                ------------    ------------

Net earnings                                    $     16,804    $     17,008
                                                ============    ============


Weighted average shares
 Outstanding                                      44,560,523      46,087,151


Diluted shares outstanding                        45,456,932      46,955,529


Net earnings per share                          $        .38    $        .37

Net earnings per share
 assuming dilution                              $        .37    $        .36


Dividends paid per share                        $        .07    $        .06

                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                   October 31         July 31
                                                                      2000             2000
                                                                  ------------     ------------
ASSETS
------
CURRENT ASSETS
     Cash and cash equivalents                                    $     27,061     $     24,149
     Accounts Receivable                                               208,332          202,361
     Inventories
          Materials                                                     44,755           45,064
          Work in process                                               20,009           20,171
          Finished products                                             53,634           54,128
                                                                  ------------     ------------
                Total inventories                                      118,398          119,363
    Prepaid and other current assets                                    35,531           29,606
                                                                  ------------     ------------
                TOTAL CURRENT ASSETS                                   389,322          375,479

   Property, plant and equipment, at cost                              469,894          469,701
   Less accumulated depreciation                                      (270,430)        (265,156)
                                                                  ------------     ------------
          Property, plant and equipment, net                           199,464          204,545
   Other assets                                                         87,361           89,633
                                                                  ------------     ------------
               TOTAL ASSETS                                       $    676,147     $    669,657
                                                                  ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
     Short-term debt                                              $    103,590     $     85,034
     Current maturities of long-term debt                                  207              279
     Trade accounts payable                                             81,342           82,320
     Accrued employee compensation and related taxes                    27,037           29,759
     Income taxes payable                                                2,813               58
     Warranty and accrued liabilities                                   19,718           27,974
     Other current liabilities                                           8,862           10,298
                                                                  ------------     ------------
            TOTAL CURRENT LIABILITIES                                  243,569          235,722

     Long-term debt                                                     92,686           92,645
     Other long-term liabilities                                        67,462           61,125

SHAREHOLDERS' EQUITY
--------------------
     Preferred stock, $1 par value,
       1,000,000 shares authorized, no shares issued                        --               --
     Common stock, $5 par value, 80,000,000 shares authorized,
        49,655,954 issued                                              248,280          248,280
     Additional paid-in capital                                          1,371            2,018
     Retained earnings                                                 156,847          143,125
     Accumulated other comprehensive income                            (23,440)         (10,523)
     Treasury stock - 5,376,572 and 4,998,342 shares at
       October 31, 2000 and July 31, 2000, respectively               (110,628)        (102,735)
                                                                  ------------     ------------
            TOTAL SHAREHOLDERS' EQUITY                                 272,430          280,165
                                                                  ------------     ------------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $    676,147     $    669,657
                                                                  ============     ============

See Notes to Condensed Consolidated Financial Statements

                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                       Three Months Ended
                                                                           October 31
                                                                   -------------------------
                                                                      2000           1999
                                                                   ----------     ----------
OPERATING ACTIVITIES

     Net earnings                                                  $   16,804     $   17,008
     Adjustments to reconcile net earnings to
         Net cash provided by operating activities:
            Depreciation and amortization                              10,012          7,524
            Changes in operating assets and liabilities               (25,932)         3,457
            Other                                                       1,789           (281)
                                                                   ----------     ----------
            Net Cash Provided by Operating Activities                   2,673         27,708

INVESTING ACTIVITIES

     Net expenditures on property and equipment                        (6,387)       (11,243)
     Acquisitions and investments in unconsolidated affiliates
          net of cash acquired                                              0             10
                                                                   ----------     ----------
     Net Cash Used in Investing Activities                             (6,387)       (11,233)

FINANCING ACTIVITIES

     Purchase of treasury stock                                        (8,891)        (3,339)
     Increase in long-term debt                                             9          4,931
     Decrease in long-term debt                                             0           (255)
     Change in short-term debt                                         19,616         (1,495)
     Dividends paid                                                    (3,126)        (2,766)
     Other                                                                396            (88)
                                                                   ----------     ----------
            Net Cash Provided by (Used in) Financing Activities         8,004         (3,012)

Effect of exchange rate changes on cash                                (1,378)         1,009
                                                                   ----------     ----------

Increase in cash and cash equivalents                                   2,912         14,472

Cash and Cash Equivalents-Beginning of Year                            24,149         41,944
                                                                   ----------     ----------

Cash and Cash Equivalents-End of Period                            $   27,061     $   56,416
                                                                   ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended October 31, 2000 are not necessarily indicative of the results that may be expected for the year ending July 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Donaldson Company, Inc. and subsidiaries' Annual Report on Form 10-K for the year ended July 31, 2000. Certain amounts in prior periods have been reclassified to conform to the current presentation. The reclassifications had no impact on the net earnings as previously reported.

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

The following table presents information necessary to calculate basic and diluted net earnings per common share:

                                                     Three Months Ended
                                                         October 31
                                                 --------------------------
                                                    2000            1999
                                                 -----------    -----------

Weighted average shares outstanding - Basic       44,560,523     46,087,151

    Dilutive share equivalents                       896,409        868,378
                                                 -----------    -----------

Weighted average shares outstanding - Diluted     45,456,932     46,955,529
                                                 ===========    ===========

Net earnings for basic and diluted
    earnings per share computation               $16,804,000    $17,008,000
                                                 -----------    -----------

Net earnings per share - Basic                   $       .38    $       .37
                                                 ===========    ===========

Net earnings per share - Diluted                 $       .37    $       .36
                                                 ===========    ===========

Note C - Comprehensive Income

The Company reports accumulated other comprehensive income as a separate item in the shareholders' equity section of the balance sheet. Other comprehensive income consists of foreign currency translation adjustments and net gains or losses on cash flow hedging derivatives.

Total comprehensive income and its components are as follows (in thousands):

                                                    Three Months Ended
                                                        October 30
                                                  ---------------------

                                                    2000         1999
                                                  --------     --------
Net earnings                                      $ 16,804     $ 17,008
Foreign currency translation adjustment            (13,666)       3,315
Net gain on cash flow hedging derivatives              749            0
                                                  --------     --------
Total other comprehensive income                  $  3,887     $ 20,323
                                                  ========     ========

Total accumulated other comprehensive income and its components are as follows (in thousands):

                                                 October 31    July 31
                                                    2000         2000
                                                 ----------------------

Foreign currency translation adjustment           $(24,189)    $(10,523)
Net gain on cash flow hedging derivatives              749            0
                                                  --------     --------
Total accumulated other comprehensive income      $(23,440)    $(10,523)
                                                  =========    ========

Note D - Segment Reporting

The Company has two reportable segments, Engine Products and Industrial Products, that have been identified based on the internal organization structure, management of operations and performance evaluation. Segment detail is summarized as follows (in thousands):

                                    Engine    Industrial   Corporate &    Total
                                   Products    Products    Unallocated   Company
                                   --------    --------    -----------   -------

Three Months Ended
  October 31, 2000:
   Net sales                       $167,136    $122,733                 $289,869
   Earnings before income taxes      15,163      12,999     $ (4,156)     24,006
  October 31, 1999:
   Net sales                        161,166      85,384                  246,550
   Earnings before income taxes    $ 19,018    $ 11,748     $ (6,469)   $ 24,297

Note E - New Accounting Standards

The Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB

Statement No. 133 in the first quarter of fiscal 2001. SFAS 133 and SFAS 138 require a company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the hedged assets, liabilities, or firm commitments are recognized through earnings or in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. As a result of the implementation of SFAS 133 and SFAS 138, the Company has recorded an asset and other comprehensive income of $0.7 million. There has been no impact on the earnings of the Company for the first quarter ended fiscal 2001.

Note F - Acquisitions

During the second quarter of fiscal 2000, the Company completed the purchase of all of the outstanding shares of AirMaze Corporation for $31.9 million in cash. AirMaze is a privately held supplier of heavy-duty air and liquid filters, air/oil separators and high purity air filter products. AirMaze has manufacturing facilities in Stow, Ohio and Greenville, Tennessee. The excess of purchase price over the fair values of the net assets acquired was $27.2 million and has been recorded as goodwill which is being amortized on a straight-line basis over 20 years. AirMaze operations are a part of the Company's Engine Products segment. The purchase price allocation is final as of the first quarter of fiscal 2001. As of the first quarter of fiscal 2001, the balance of restructuring reserves recorded as goodwill is $1.2 million.

During the third quarter of fiscal 2000, the Company acquired the DCE dust control business of Invensys, plc for $56.4 million. DCE, headquartered in Leicester, England (UK) with smaller facilities in Germany and the United States and assembly operations in South Africa, Australia and Japan, is a major participant in the global dust collection industry. The excess of purchase price over the fair values of the net assets acquired was $31.5 million and has been recorded as goodwill which is being amortized on a straight-line basis over 20 years. DCE operations are a part of the Company's Industrial Products segment. As of the first quarter of fiscal 2001, the purchase price allocation period remains open and the purchase price allocation is not final. As of the first quarter of fiscal 2001, the balance of restructuring reserves recorded as goodwill is $5.2 million.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Company generated $2.7 million of cash and cash equivalents from operations during the first three months of fiscal 2001. Operating cash flows decreased from the prior year period primarily due to an increase in accounts receivable compared to a decrease for the same period in the prior year in addition to an increase in prepaid and other assets and a decrease in payables and other accruals. These cash flows, plus borrowings from the Company's credit facility, were used primarily to support $6.4 million in capital additions, repurchase $8.9 million of treasury stock and for the payment of $3.1 million in dividends during the first three months of fiscal 2001. At the end of the first quarter, the Company had remaining authority to purchase approximately 1.6 million shares of common stock under the share repurchase program authorized in November 1998.

At the end of the first quarter, the Company held $27.1 million in cash and cash equivalents. Short-term debt totaled $103.6 million, up from $85.0 million at July 31, 2000. Long-term debt of $92.7 million at October 31, 2000 (up slightly from July 31, 2000), represented 25.4 percent of total long-term capital, up slightly from 24.9 percent at July 31, 2000.

The Company believes that the combination of present capital resources, internally generated funds, and unused financing sources are adequate to meet cash requirements for the next twelve month period.


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

The Company reported net earnings for the first quarter ended October 31, 2000 of $16.8 million, down slightly from the $17.0 million recorded in the first quarter of the prior year. Total net sales for the three months ended October 31, 2000 of $289.9 million were up 17.6 percent from prior year sales of $246.6 million. Businesses acquired in the prior fiscal year contributed $23.4 million of revenue in the first quarter of fiscal 2000. Excluding the impact of businesses acquired in the prior year, sales were up 8.1 percent from the comparable quarter last year. Relative to the prior year, the positive impact of higher revenue was offset by higher non-operating expenses. Diluted net earnings per share were 37 cents, up 2.8 percent from prior year diluted net earnings per share of 36 cents as the average number of shares outstanding decreased 3.2 percent compared to the prior year period.

For the first quarter, net sales in the Industrial Products segment of $122.7 million showed a 43.7 percent increase from $85.4 million in the prior year. Excluding the acquisition of DCE, sales were $106.4, up 24.7 percent from the same period in prior year. Within the Industrial Products segment, gas turbine products continued to show strong net sales growth in all major geographic regions with sales up 64.2 percent from the same period in the prior year. Sales of dust collection products increased 57.3 percent from that same period in the prior year and excluding the acquisition of DCE, increased 14.4 percent. Geographically, sales in dust collection products were strong in all regions with especially strong growth in North America and Asia Pacific. Sales in special application products posted an 8.0 percent increase from the same period in the prior year primarily due to continued strength in the disk drive market including new disk drive releases in Asia, strong lithography markets in the United States and Europe and an increase in expanded PTFE membrane demand overseas.

For the first quarter, net sales in the Engine Products segment of $167.1 million increased 3.7 percent from $161.2 million in the prior year. Excluding the acquisition of AirMaze, sales were flat. The modest increase was led by continued strong sales in aftermarket products which increased by 20.8 percent from the first quarter in the prior year. Sales in off-road products also contributed to the modest sales growth in the Engine Products segment with an increase of 9.4 percent from the first quarter in the prior year. These increases were offset by a sharp decrease in net sales of transportation products of 46.1 percent from the first quarter in the prior year and is attributed to a dramatic contraction in the U.S. heavy truck build rate.

Consolidated gross margin for the first quarter of fiscal 2001 was 29.7 percent, down slightly from 30.0 percent in the same quarter of the prior year. Margins improved slightly due to the recent acquisitions, but were offset by several factors including costs associated with plant and product rationalizations and integration of acquisitions.

Operating expenses during the first quarter of fiscal 2001 were $58.0 million (20.0 percent of sales), compared to $48.7 million (19.8 percent of sales) in the same quarter of fiscal 2000. This increase is primarily a result of the impact from businesses acquired in the prior year. Additionally, about $0.7 million of goodwill related to the acquisition of DCE and AirMaze was recorded in the first quarter of fiscal 2001.

Other expense for the first quarter of $3.9 million increased $3.0 million compared to the same period in the prior year. Other expense for the current three month period consisted of interest expense of $3.1 million offset by interest income of $0.3 million, income from unconsolidated affiliates of $0.4 million and other expense of $1.5 million.

The income tax rate of 30 percent was unchanged from fiscal 2000.

Hard order backlogs - goods scheduled for delivery in 90 days - of $183.3 million for the first quarter of fiscal 2001 were up 7.6 percent from the same period in the prior year and flat from the prior quarter end. The increase in backlog from the prior year was led by an increase in gas turbine products within the Industrial Products segment but offset by a decrease in transportation products within the Engine Products segment.

The impact of foreign currency translation resulted in a decrease in net sales of $8.3 million and a decrease in net earnings of $0.3 million. This was mainly due to the continued weakness of the Euro against the U.S. dollar.


Outlook

Overall, the Company expects that activity in the Industrial Products segment will remain strong, especially in gas turbine and special application products. Within the Engine Products segment, Donaldson anticipates continued growth in aftermarket product sales, but expects continued weakness in transportation products. Globally, the Company expects revenue to remain strong in local currencies, partially offset by the stronger dollar, and anticipates the effects of the Euro to be minimal.


Forward-Looking Statements

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is making this cautionary statement in connection with such safe harbor legislation. This Form 10-Q, earnings releases or other press releases, the Company's Annual Report to Shareholders, any Form 10-K, 10-Q or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "plan," "project," "should" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections are "forward-looking statements" and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the risk factors noted below.

The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to: risks associated with currency fluctuations, commodity prices, world economic factors, political factors, international operations, highly competitive markets, changes in product demand and changes in the geographic and product mix of sales, acquisition opportunities and integration of recent acquisitions, facility and product line rationalization, research and development expenditures, including ongoing information technology improvements, and governmental laws and regulations, including diesel emissions controls. For a more detailed explanation of the foregoing and other risks, see Exhibit 99, which is filed with the Securities and Exchange Commission. The Company wishes to caution investors that other factors may in the future prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

         The Company does not enter into market risk-sensitive instruments for trading purposes to generate revenues. There have been no material changes in the reported market risk of the Company since July 31, 2000. See further discussion of these market risks in the Donaldson Company, Inc. Annual Report on Form 10-K for the year ended July 31, 2000.


                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security holders

         None


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit Index

                  None

         (b)      Reports on Form 8-K.

                  The Company filed Form 8-K on October 19, 2000, including an item 9 Regulation FD Disclosure regarding the public availability of its annual report for the fiscal year ending July 31, 2000. The Company's press release dated October 19, 2000 was filed as exhibit 99.1 of the Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DONALDSON COMPANY, INC.
                                       -----------------------
                                            (Registrant)




Date  December 15, 2000                By   /s/ Thomas W. VanHimbergen
     ---------------------                --------------------------------------
                                            Thomas W. VanHimbergen
                                            Senior Vice President and
                                            Chief Financial Officer

Date  December 15, 2000                By   /s/ Thomas A. Windfeldt
     ----------------------               --------------------------------------
                                            Thomas A. Windfeldt
                                            Vice President,
                                            Treasurer and Controller