Form 10-Q
period 2001-01-31
DONALDSON CO INC
filed 2001-03-19
CIK 29644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING January 31, 2001 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

Commission File Number 1-7891
                       ------

                             DONALDSON COMPANY, INC.
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                41-0222640
    ------------------------------------------------------------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                 Identification Number)

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

Common Stock, $5 Par Value - 44,313,893 shares as of February 28, 2001
----------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.


                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                 (Thousands of Dollars Except Per Share Amounts)
                                   (Unaudited)

                                        Three Months Ended                  Six Months Ended
                                            January 31                         January 31
                                 ------------------------------      ------------------------------
                                     2001              2000              2001              2000
                                 ------------      ------------      ------------      ------------
Net sales                        $    279,631      $    259,256      $    569,500      $    505,806

Cost of sales                         193,315           179,661           397,228           352,330
                                 ------------      ------------      ------------      ------------

Gross margin                           86,316            79,595           172,272           153,476

Operating expenses                     58,843            53,431           116,890           102,147
                                 ------------      ------------      ------------      ------------

Operating income                       27,473            26,164            55,382            51,329

Other (income) expense                 (1,590)             (489)             (785)           (1,239)

Interest expense                        3,199             1,787             6,297             3,405
                                 ------------      ------------      ------------      ------------

Earnings before income taxes           25,864            24,866            49,870            49,163

Income taxes                            7,759             7,460            14,961            14,749
                                 ------------      ------------      ------------      ------------

Net earnings                     $     18,105      $     17,406      $     34,909      $     34,414
                                 ============      ============      ============      ============

Weighted average shares
 outstanding                       44,273,159        46,035,692        44,422,165        46,061,422

Diluted shares outstanding         45,212,000        46,823,032        45,413,550        46,948,225

Net earnings per share           $        .41      $        .38      $        .79      $        .75

Net earnings per share
 assuming dilution               $        .40      $        .37      $        .77      $        .73

Dividends paid per share         $       .075      $       .070      $       .145      $       .130

                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                   January 31       July 31
                                                                      2001            2000
                                                                   ----------      ----------
ASSETS
------
CURRENT ASSETS
     Cash and cash equivalents                                     $   27,427      $   24,149
     Accounts Receivable                                              217,039         202,361
     Inventories
          Materials                                                    42,876          45,064
          Work in process                                              19,169          20,171
          Finished products                                            51,383          54,128
                                                                   ----------      ----------
                Total inventories                                     113,428         119,363
    Prepaid and other current assets                                   32,384          29,606
                                                                   ----------      ----------
                TOTAL CURRENT ASSETS                                  390,278         375,479

   Property, plant and equipment, at cost                             478,404         469,701
   Less accumulated depreciation                                     (276,979)       (265,156)
                                                                   ----------      ----------
          Property, plant and equipment, net                          201,425         204,545
   Other assets                                                        88,257          89,633
                                                                   ----------      ----------
               TOTAL ASSETS                                        $  679,960      $  669,657
                                                                   ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
 CURRENT LIABILITIES
     Short-term debt                                               $   92,195      $   85,034
     Current maturities of long-term debt                                 255             279
     Trade accounts payable                                            76,044          82,320
     Accrued employee compensation and related taxes                   24,903          29,759
     Income taxes payable                                               2,180              58
     Warranty and accrued liabilities                                  21,938          27,974
     Other current liabilities                                          9,732          10,298
                                                                   ----------      ----------
            TOTAL CURRENT LIABILITIES                                 227,247         235,722

     Long-term debt                                                    92,170          92,645
     Other long-term liabilities                                       68,114          61,125

SHAREHOLDERS' EQUITY
--------------------
     Preferred stock, $1 par value,
       1,000,000 shares authorized, no shares issued                       --              --
     Common stock, $5 par value, 80,000,000 shares authorized,
        49,655,954 issued                                             248,280         248,280
     Additional paid-in capital                                            --           2,967
     Retained earnings                                                171,507         142,176
     Accumulated other comprehensive income                           (17,233)        (10,523)
     Treasury stock - 5,343,861 and 4,998,342 shares at
       January 31, 2001 and July 31, 2000, respectively              (110,125)       (102,735)
                                                                   ----------      ----------
            TOTAL SHAREHOLDERS' EQUITY                                292,429         280,165
                                                                   ----------      ----------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $  679,960      $  669,657
                                                                   ==========      ==========

See Notes to Condensed Consolidated Financial Statements

                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                           Six Months Ended
                                                                              January 31
                                                                      --------------------------
                                                                         2001            2000
                                                                      ----------      ----------
OPERATING ACTIVITIES

     Net earnings                                                     $   34,909      $   34,414
     Adjustments to reconcile net earnings to
         Net cash provided by operating activities:
            Depreciation and amortization                                 18,631          15,318
            Changes in operating assets and liabilities                  (28,866)            169
            Other                                                          1,680          (8,349)
                                                                      ----------      ----------
              Net Cash Provided by Operating Activities                   26,354          41,552

INVESTING ACTIVITIES

     Net expenditures on property and equipment                          (15,255)        (20,112)
     Acquisitions and investments in unconsolidated affiliates,
            net of cash acquired and distributions                           750         (30,099)
                                                                      ----------      ----------
     Net Cash Used in Investing Activities                               (14,505)        (50,211)

FINANCING ACTIVITIES
     Purchase of treasury stock                                          (10,297)         (4,186)
     Increase in long-term debt                                            1,089           5,085
     Decrease in long-term debt                                             (883)         (4,678)
     Change in short-term debt                                             7,871          26,485
     Dividends paid                                                       (6,444)         (5,988)
     Other                                                                   807            (260)
                                                                      ----------      ----------
              Net Cash Provided by (Used in) Financing Activities         (7,857)         16,458

Effect of exchange rate changes on cash                                     (714)           (296)
                                                                      ----------      ----------

Increase in cash and cash equivalents                                      3,278           7,503

Cash and Cash Equivalents-Beginning of Year                               24,149          41,944
                                                                      ----------      ----------

Cash and Cash Equivalents-End of Period                               $   27,427      $   49,447
                                                                      ==========      ==========

See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended January 31, 2001 are not necessarily indicative of the results that may be expected for the year ending July 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Donaldson Company, Inc. and subsidiaries' Annual Report on Form 10-K for the year ended July 31, 2000. Certain amounts in prior periods have been reclassified to conform to the current presentation. The reclassifications had no impact on the net earnings as previously reported.

Note B - Net Earnings Per Share

The Company's basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and dilutive shares relating to stock options.

The following table presents information necessary to calculate basic and diluted net earnings per common share:

                                                      Three Months Ended            Six Months Ended
                                                         January  31                   January 31
                                                  -------------------------     -------------------------
                                                     2001           2000          2001            2000
                                                  ----------     ----------     ----------     ----------
Weighted average shares outstanding - Basic       44,273,159     46,035,692     44,422,165     46,061,422

    Dilutive share equivalents                       938,841        787,340        991,385        886,803
                                                  ----------     ----------     ----------     ----------

Weighted average shares outstanding - Diluted     45,212,000     46,823,032     45,413,550     46,948,225
                                                  ==========     ==========     ==========     ==========

Net earnings for basic and diluted
    earnings per share computation               $18,105,000    $17,406,000    $34,909,000    $34,414,000
                                                 ===========    ===========    ===========    ===========

Net earnings per share - Basic                   $       .41    $       .38    $       .79    $       .75
                                                 ===========    ===========    ===========    ===========

Net earnings per share - Diluted                 $       .40    $       .37    $       .77    $       .73
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

Total comprehensive income and its components are as follows (in thousands):

                                                    Three Months Ended         Six Months Ended
                                                         January 31               January 31
                                                   ---------------------     ---------------------
                                                     2001         2000         2001         2000
                                                   --------     --------     --------     --------
Net earnings                                       $ 18,105     $ 17,406     $ 34,909     $ 34,414
Foreign currency translation adjustment               6,548       (3,388)      (7,118)         (73)
Net gain(loss) on cash flow hedging derivatives        (341)           0          408            0
                                                   --------     --------     --------     --------
Total other comprehensive income                   $ 24,312     $ 14,018     $ 28,199     $ 34,341
                                                   ========     ========     ========     ========

Total accumulated other comprehensive income and its components are as follows (in thousands):

                                                  January 31     July 31
                                                     2001          2000
                                                   --------     --------
Foreign currency translation adjustment            $(17,641)    $(10,523)
Net gain on cash flow hedging derivatives               408            0
                                                   --------     --------
Total accumulated other comprehensive income       $(17,233)    $(10,523)
                                                   ========     ========

Note D - Segment Reporting

The Company has two reportable segments, Engine Products and Industrial Products, that have been identified based on the internal organization structure, management of operations and performance evaluation. Segment detail is summarized as follows (in thousands):

                                      Engine    Industrial  Corporate &     Total
                                     Products    Products   Unallocated    Company
                                     --------    --------   -----------    -------
Three Months Ended
   January 31, 2001:
   Net sales                         $138,638    $140,993          --     $279,631
   Earnings before income taxes         7,794      22,957    $ (4,887)      25,864
   January 31, 2000:
   Net sales                          160,212      99,044          --      259,256
   Earnings before income taxes        14,357      15,952      (5,443)      24,866

Six Months Ended
   January 31, 2001:
   Net Sales                          305,774     263,726          --      569,500
   Earnings before income taxes        22,957      35,731      (8,818)      49,870
   January 31, 2000
   Net Sales                          321,378     184,428          --      505,806
   Earnings Before income taxes      $ 33,375    $ 27,700    $(11,912)    $ 49,163

Note E - New Accounting Standards

The Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133 in the first quarter of fiscal 2001. SFAS 133 and SFAS 138 require a company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the hedged assets, liabilities, or firm commitments are recognized through earnings or in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The Company enters into foreign exchange contracts and other hedging activities to mitigate potential foreign currency gains and losses relative to local currencies in the markets to which it sells. As a result of the implementation of SFAS 133 and SFAS 138, the Company has recorded an asset and other comprehensive income of $0.4 million at January 31, 2001. There has been no impact on the earnings of the Company for the second quarter ended fiscal 2001.

Note F - Acquisitions

The Company completed the purchase of all of the outstanding shares of AirMaze Corporation for $31.9 million in cash effective November 1, 1999. AirMaze Corporation was merged into Donaldson Company, Inc. effective April 1, 2000. AirMaze products include heavy-duty air and liquid filters, air/oil separators and high purity air filter products. AirMaze manufacturing facilities are located in Stow, Ohio and Greenville, Tennessee. The excess of purchase price over the fair values of the net assets acquired was $27.2 million and has been recorded as goodwill which is being amortized on a straight-line basis over 20 years. AirMaze operations are a part of the Company's Engine Products segment. As of January 31, 2001, the balance of purchase liabilities recorded in conjunction with the acquisition was approximately $1.0 million of costs associated with the closure and sale of acquired facilities as well as termination and relocation of employees. Costs incurred and charged to the reserves through the second quarter of fiscal 2001 amounted to $0.2 million related to the termination and relocation of employees.

The Company acquired the DCE dust control business of Invensys, plc for $56.4 million effective February 1, 2000. DCE, headquartered in Leicester, England
(UK) with smaller facilities in Germany and the United States and assembly operations in South Africa, Australia and Japan, is a major participant in the global dust collection industry. The excess of purchase price over the fair values of the net assets acquired was $33.2 million and has been recorded as goodwill which is being amortized on a straight-line basis over 20 years. DCE operations are a part of the Company's Industrial Products segment. The purchase price allocation is final as of the second quarter of fiscal 2001. As of January 31, 2001, the balance of purchase liabilities recorded in conjunction with the acquisition was approximately $3.3 million of costs associated with the closure and sale of acquired facilities as well as termination and relocation of employees. Adjustments to the reserves recorded during the six months ended, January 31, 2001 included a net increase of $1.3 million for costs related to the closure and sale of acquired facilities and $0.3 million for costs related to the termination and relocation of employees. All adjustments were reflected as an adjustment to goodwill. Costs incurred and charged to the reserves through the second quarter of fiscal 2001 amounted to $0.6 million related to the closure and sale of acquired facilities and $0.5 million related to the termination and relocation of employees.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Company generated $26.4 million of cash and cash equivalents from operations during the first six months of fiscal 2001. Operating cash flows decreased by $15.2 million from the prior year period primarily due to an increase in accounts receivable in addition to decreases in accounts payable and other current liabilities compared to the same period in the prior year. These cash flows, plus borrowings from the Company's credit facility, were used primarily to support $15.3 million in capital additions, repurchase $10.3 million of treasury stock and for the payment of $6.4 million in dividends during the first six months of fiscal 2001. At the end of the second quarter, the Company had remaining authority to purchase approximately 1.5 million shares of common stock under the share repurchase program authorized in November 1998.

At the end of the second quarter, the Company held $27.4 million in cash and cash equivalents. Short-term debt totaled $92.2 million, up from $85.0 million at July 31, 2000. The amount of unused lines of credit as of January 31, 2001 was approximately $48.9. Long-term debt of $92.2 million at January 31, 2001 (down slightly from July 31, 2000), represented 24.0 percent of total long-term capital, down slightly from 24.9 percent at July 31, 2000.

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

The Company reported net earnings for the second quarter ended January 31, 2001 of $18.1 million, up from the $17.4 million recorded in the second quarter of the prior year. Total net sales for the three months ended January 31, 2001 of $279.6 million were up 7.9 percent from prior year sales of $259.3 million. The business acquired after the second quarter in fiscal 2000 contributed $16.4 million of revenue in the second quarter of fiscal 2001. Excluding the impact of this acquisition in the prior year, sales were up 1.5 percent from the comparable quarter last year. The increase in net earnings resulted from an increase in sales as well as an improved gross margin. Operating expenses as a percent of sales remained flat as compared to second quarter in the prior year. Diluted net earnings per share were 40 cents, up 8.1 percent from prior year diluted net earnings per share of 37 cents as the average number of shares outstanding decreased 3.4 percent compared to the prior year period.

For the six months ended January 31, 2001, net earnings were $34.9 million, up
1.4 percent from the $34.4 million recorded in the same period in the prior year. Total net sales for the six months ended January 31, 2001 of $569.5 million were up 12.6 percent from the prior year sales of $505.8 million. Diluted net earnings per share were 77 cents, up 5.5 percent from the prior year's diluted net earnings per share of 73 cents.

For the second quarter, net sales in the Industrial Products segment increased
42.4 percent from $99.0 million in the prior year, to a record $141.0 million in fiscal 2001. Excluding the acquisition of DCE, sales were $124.6 million, up
25.8 percent from the second quarter in the prior year. For the six months ended, net sales were a record $263.7 million, an increase of 43.0 percent from $184.4 million for the same period in the prior year. Excluding the acquisition of DCE, net sales for the six months ended were up 25.3 percent to $231.1 million.

Within the Industrial Products segment, gas turbine products net sales continued to show extraordinary growth with sales up 60.0 percent for the quarter and 61.6 percent for the six month period, compared to the prior year. This growth can be partially attributed to the California power crisis and the need throughout the United States to bring additional power generation resources on line. For the quarter, sales of dust collection products increased 47.3 percent from the same period in the prior year and were up 52.3 percent for the six month period as compared to the prior year. Excluding the acquisition of DCE, net sales in dust collection products increased 4.4 percent and 9.4 percent for the quarter and six month period, respectively. Geographically, growth in domestic sales of dust collection products slowed in the second quarter of fiscal 2001 as U.S. industrial production softened especially in the automotive sector. Sales growth of dust collection products in the Asia-Pacific region, particularly Japan and Hong Kong remained strong. Sales of special application products posted a 15.7 percent increase from the same period in the prior year primarily due to continued strength in the disk drive market and strong U.S. and European lithography product sales. For the six month period, net sales of special application products increased 12.0 percent from the same period in the prior year.

For the second quarter, net sales in the Engine Products segment of $138.6 million decreased 13.5 percent from $160.2 million in the prior year. For the six months ended, net sales were $305.8, a decrease of 4.9 percent from $321.4 million for the same period in the prior year. The decrease in revenue reflects an overall slowing in the U.S. economy and difficult market conditions with customers having excess inventory and exerting price pressures on suppliers.

Within the Engine Products segment, net sales of medium and heavy-duty truck products declined 58.1 percent in the quarter and were down 51.6 percent for the six month period as compared to the prior year. This drop is primarily a result of the dramatic downturn in the North American truck market as well as the effect of the Company's decision to discontinue a block of business with a major customer due to unfavorable commercial terms. Net sales of off-road products also declined for the second quarter posting a decrease of 5.0 percent over the same period in the prior year but for the six month period, showed a modest increase of 1.9 percent. The decrease in net sales in products throughout the Engine Products segment was somewhat offset by an increase in aftermarket product sales of 2.3 percent for the quarter and 11.8 percent for the six month period.

Consolidated gross margin for the second quarter of fiscal 2001 was 30.9 percent, up slightly from 30.7 percent in the same quarter of the prior year. The slight improvement was driven by higher margins in the Industrial Products segment offset by lower margins in the Engine Products segment.
Operating expenses during the first quarter of fiscal 2001 were $58.8 million (21.0 percent of sales), compared to $53.4 million (20.6 percent of sales) in the same quarter of fiscal 2000. The increase in the operating expense percentage was driven by last year's DCE acquisition, which has a higher operating expense percentage than the Company's base business. Excluding DCE, the operating expense percentage was in line with prior year results.

Other income for the first quarter of $1.6 million increased $1.1 million from $0.5 million in the same period in the prior year. Other income for the second quarter consisted of income from unconsolidated affiliates of $0.8 million, interest income of $0.3 million and other income of $0.5 million including a gain on the sale of the laminar flow product line. For the quarter, interest expense increased to $3.2 million, up $1.4 million from the second quarter in the prior year, reflecting higher short-term debt levels related to last year's acquisitions. For the year, other income decreased $0.5 million and interest expense increased $2.9 million from the same period in the prior year.

The income tax rate of 30 percent was unchanged from fiscal 2000.

Total backlog of $352 million was up 21 percent from the same period in the prior year and up 12 percent from the prior quarter end. In the Industrial Products segment, total backlog increased 61 percent from the same period last year and 23 percent from the prior quarter end. In the Engine Products segment, total backlog decreased 6 percent from the same period last year but increased 2 percent from the prior quarter end.

Hard order backlogs - goods scheduled for delivery in 90 days - of $173 million for the first quarter of fiscal 2001 were up 4 percent from the same period in the prior year but down 6 percent from the prior quarter end. In the Industrial Products segment, hard order backlog increased 25 percent from the same period in the prior year but decreased 13 percent from the prior quarter end. The 13 percent drop reflects exceptionally strong second quarter sales compared to the same quarter last year and the first quarter sales this year (sales were up 42 percent and 15 percent respectively). In the Engine Products segment, hard order backlog decreased 9 percent from the same period last year but increased 2 percent from the prior quarter end.

The impact of foreign currency translation, resulted in a decrease in net sales of $9.9 million and a decrease in net earnings of $0.8 million for the second quarter. This decrease in net sales was a direct result of the weakness of currencies against the U.S. dollar in several of the Company's operating locations throughout the world. The currency that impacted the Company's sales results the most was the Euro, which in Europe resulted in a decrease in net sales of $6.8 million. The Japanese Yen also had a negative impact on the Company's second quarter net sales with a decrease in net sales of $1.5 million. The South African Rand and Australian Dollar also negatively impacted the Company's results for the second quarter with a decrease in net sales of $0.8 and $0.6 million, respectively. The decrease in net earnings from foreign currency translation resulted mainly from the Company's operations in Europe. The majority of the decrease in net earnings of $0.8 million for the second quarter was due to the continued weakness of the Euro against the U.S. dollar. For the second quarter, local currency revenues outside the U.S. increased almost 31 percent, excluding the effect of foreign currency translation. The Company expects revenue to remain strong in local currencies, partially offset by the stronger dollar particularly relative to the Euro and the Yen. However, as the Euro has regained some of its strength towards the end of the second quarter, we expect the negative impact of the Euro on the Company's results to lessen as long as significant negative fluctuations do not occur the remainder of the current fiscal year.


Outlook

Many of the business conditions present in the first half of fiscal 2001 are expected to influence the Company's results in the second half of the year. The Company expects continued strength in gas turbine product sales and special application product sales within the Industrial Products segment. Within the Engine Products segment, the Company expects continued weakness in North American transportation products but expects the rate of decrease to begin to level off. Much of the plant and product rationalizations costs have been incurred; consequently, future expense levels will begin to moderate. The Company expects the current difficult economic conditions, including the strong U.S. dollar and softer U.S. industrial production, to persist throughout the remainder of fiscal 2001.


Forward-Looking Statements

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is making this cautionary statement in connection with such safe harbor legislation. This Form 10-Q, earnings releases or other press releases, the Company's Annual Report to Shareholders, any Form 10-K, 10-Q or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "plan," "project," "should" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections are "forward-looking statements" and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company.

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


                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security holders

         None


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit Index

                  None

         (b)      Reports on Form 8-K.

                  (1) The Company filed Form 8-K on November 17, 2000, filing the Company's press release dated November 17, 2000 as exhibit 99.1 of the Form 8-K.

                  (2) The Company filed Form 8-K on November 28, 2000, filing the Company's press release dated November 28, 2000 as exhibit 99.1 of the Form 8-K.

                  (3) The Company filed Form 8-K on January 3, 2001, filing the Company's press release dated January 2, 2001 as exhibit 99.1 of the Form 8-K.

                  (4) The Company filed Form 8-K on January 19, 2001, filing the Company's press release dated January 19, 2001 as exhibit 99.1 of the Form 8-K.

                  (5) The Company filed Form 8-K on February 22, 2001, filing the Company's press release dated February 22, 2001 as exhibit 99.1 of the Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DONALDSON COMPANY, INC.
                                        (Registrant)




Date  March 19, 2001                    By    /s/ William G. Van Dyke
     --------------------                  --------------------------
                                              William G. Van Dyke
                                              Chairman, President and
                                              Chief Executive Officer



Date  March 19, 2001                    By    /s/ Thomas A. Windfeldt
     --------------------                  --------------------------
                                              Thomas A. Windfeldt
                                              Vice President,
                                              Controller and Treasurer,
                                              Chief Accounting Officer