Form 10-Q
period 2001-04-30
DONALDSON CO INC
filed 2001-06-13
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING April 30, 2001 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.

Commission File Number 1-7891

DONALDSON COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1400 West 94th Street
Minneapolis, Minnesota 55431
(Address of principal executive offices)
(Zip Code)

Registrant’s telephone number, including area code (952) 887-3131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 Par Value – 44,346,489 shares as of May 31, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
DONALDSON COMPANY, INC. AND SUBSIDIARIES
(Thousands of Dollars Except Per Share Amounts)
(Unaudited)

	Three Months Ended April 30		Nine Months Ended April 30

	2001	2000	2001	2000

Net sales	$269,721	$285,277	$839,221	$791,083

Cost of sales	190,541	200,465	587,769	552,795

Gross margin	79,180	84,812	251,452	238,288

Operating expenses	54,571	58,780	171,461	160,927

Operating income	24,609	26,032	79,991	77,361

Other (income) expense	(1,868)	(1,673)	(2,653)	(2,912)

Interest expense	3,104	2,776	9,401	6,181

Earnings before income taxes	23,373	24,929	73,243	74,092

Income taxes	5,547	7,479	20,508	22,228

Net earnings	$17,826	$17,450	$52,735	$51,864

Weighted average shares
outstanding	44,317,697	45,723,448	44,388,211	45,948,764

Diluted shares outstanding	45,409,996	46,548,820	45,480,057	46,787,967

Net earnings per share	$.40	$.38	$1.19	$1.13

Net earnings per share
assuming dilution	$.39	$.38	$1.16	$1.11

Dividends paid per share	$.075	$.07	$.22	$.20

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)

	April 30 2001	July 31 2000
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$34,554	$24,149
Accounts Receivable	216,729	202,361
Inventories
Materials	42,706	45,064
Work in process	19,094	20,171
Finished products	51,180	54,128

Total inventories	112,980	119,363
Prepaid and other current assets	33,737	29,606

TOTAL CURRENT ASSETS	398,000	375,479

Property, plant and equipment, at cost	483,124	469,701
Less accumulated depreciation	(279,684)	(265,156)

Property, plant and equipment, net	203,440	204,545
Other assets	88,302	89,633

TOTAL ASSETS	$689,742	$669,657

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term debt	$86,247	$85,034
Current maturities of long-term debt	66	279
Trade accounts payable	83,888	82,320
Accrued employee compensation and related taxes	28,860	29,759
Income taxes payable	1,687	58
Warranty and accrued liabilities	20,050	27,974
Other current liabilities	9,568	10,298

TOTAL CURRENT LIABILITIES	230,366	235,722

Long-term debt	99,354	92,645
Other long-term liabilities	57,651	61,125

SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value,
1,000,000 shares authorized, no shares issued	—	—
Common stock, $5 par value, 80,000,000 shares authorized,
49,655,954 issued	248,280	248,280
Additional paid-in capital	—	2,967
Retained earnings	185,840	142,176
Accumulated other comprehensive income	(21,914)	(10,523)
Treasury stock - 5,329,779 and 4,998,342 shares at
April 30, 2001 and July 31, 2000, respectively	(109,835)	(102,735)

TOTAL SHAREHOLDERS’ EQUITY	302,371	280,165

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$689,742	$669,657

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

		Nine Months Ended April 30

		2001	2000

OPERATING ACTIVITIES

Net earnings		$52,735	$51,864
Adjustments to reconcile net earnings to
Net cash provided by operating activities:
Depreciation and amortization		27,375	23,054
Changes in operating assets and liabilities		(23,354)	(6,263)
Other		(11,888)	(3,066)

Net Cash Provided by Operating Activities		44,868	65,589

INVESTING ACTIVITIES

Net expenditures on property and equipment		(26,985)	(32,046)
Acquisitions and investments in unconsolidated affiliates,
net of cash acquired and distributions		2,250	(84,829)

Net Cash Used in Investing Activities		(24,735)	(116,875)

FINANCING ACTIVITIES

Purchase of treasury stock		(10,297)	(20,190)
Increase in long-term debt		9,453	5,344
Decrease in long-term debt		(1,069)	(5,119)
Change in short-term debt		2,241	95,002
Dividends paid		(9,767)	(9,204)
Other		927	25

Net Cash Provided by (Used in) Financing Activities	;	(8,512)	65,858

Effect of exchange rate changes on cash		(1,216)	(595)

Increase in cash and cash equivalents		10,405	13,977

Cash and Cash Equivalents - Beginning of Year		24,149	41,944

Cash and Cash Equivalents - End of Period		$34,554	$55,921

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended April 30, 2001 are not necessarily indicative of the results that may be expected for the year ending July 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Donaldson Company, Inc. and subsidiaries’ Annual Report on Form 10-K for the year ended July 31, 2000. Certain amounts in prior periods have been reclassified to conform to the current presentation. The reclassifications had no impact on the net earnings as previously reported.

Note B – Net Earnings Per Share

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and dilutive shares relating to stock options.

The following table presents information necessary to calculate basic and diluted net earnings per common share:

	Three Months Ended April 30		Nine Months Ended April 30

	2001	2000	2001	2000

Weighted average shares outstanding – Basic	44,317,697	45,723,448	44,388,211	45,948,764

Dilutive share equivalents	1,092,299	825,372	1,091,846	839,203

Weighted average shares outstanding – Diluted	45,409,996	46,548,820	45,480,057	46,787,967

Net earnings for basic and diluted
earnings per share computation	$17,826,000	$17,450,000	$52,735,000	$51,864,000

Net earnings per share – Basic	$.40	$.38	$1.19	$1.13

Net earnings per share – Diluted	$.39	$.38	$1.16	$1.11

Note C – Comprehensive Income

The Company reports accumulated other comprehensive income as a separate item in the shareholders’ equity section of the balance sheet. Other comprehensive income consists of foreign currency translation adjustments and net gains or losses on cash flow hedging derivatives.

Total comprehensive income and its components are as follows (in thousands):

	Three Months Ended April 30		Nine Months Ended April 30

	2001	2000	2001	2000
Net earnings	$17,826	$17,450	$52,735	$51,864
Foreign currency translation adjustment	(4,684)	(2,767)	(11,802)	(2,840)
Net gain (loss) on cash flow hedging derivatives	3	—	411	—

Total other comprehensive income	$13,145	$14,683	$41,344	$49,024

Total accumulated other comprehensive income and its components are as follows (in thousands):

	April 30 2001	July 31 2000

Foreign currency translation adjustment	$(22,325)	$(10,523)
Net gain on cash flow hedging derivatives	411	—

Total accumulated other comprehensive income	$(21,914)	$(10,523)

Note D – Segment Reporting

The Company has two reportable segments, Engine Products and Industrial Products, that have been identified based on the internal organization structure, management of operations and performance evaluation. Segment detail is summarized as follows (in thousands):

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company
Three Months Ended
April 30, 2001:
Net sales	$149,290	$120,431	—	$269,721
Earnings before income taxes	10,917	13,260	$(804)	23,373
April 30, 2000:
Net sales	174,183	111,094	—	285,277
Earnings before income taxes	16,226	13,351	(4,648)	24,929

Nine Months Ended
April 30, 2001:
Net Sales	455,064	384,157	—	839,221
Earnings before income taxes	33,874	48,991	(9,622)	73,243
April 30, 2000
Net Sales	495,561	295,522	—	791,083
Earnings before income taxes	$49,601	$41,051	$(16,560)	$74,092

Note E – New Accounting Standards

The Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133 in the first quarter of fiscal 2001. SFAS 133 and SFAS 138 require a company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the hedged assets, liabilities, or firm commitments are recognized through earnings or in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The Company enters into foreign exchange contracts and other hedging activities to mitigate potential foreign currency gains and losses relative to local currencies in the markets to which it sells. As a result of the implementation of SFAS 133 and SFAS 138, the Company has recorded a credit to other comprehensive income of $0.4 million at April 30, 2001. There has been no material impact on the earnings of the Company for the quarter ended April 30, 2001.

Note F – Acquisitions

The Company completed the purchase of all of the outstanding shares of AirMaze Corporation for $31.9 million in cash effective November 1, 1999. AirMaze Corporation was merged into Donaldson Company, Inc. effective April 1, 2000. AirMaze products include heavy-duty air and liquid filters, air/oil separators and high purity air filter products. AirMaze manufacturing facilities are located in Stow, Ohio and Greenville, Tennessee. The excess of purchase price over the fair values of the net assets acquired was $26.8 million and has been recorded as goodwill which is being amortized on a straight-line basis over 20 years. AirMaze operations are a part of the Company’s Engine Products segment. As of April 30, 2001, the balance of purchase liabilities recorded in conjunction with the acquisition was approximately $1.0 million of costs associated with the closure and sale of acquired facilities as well as termination and relocation of employees. Costs incurred and charged to the reserves relating to the termination and relocation of employees amounted to $0.1 million and $0.2 million for the three and nine months ended April 30, 2001, respectively.

The Company acquired the DCE dust control business of Invensys, plc for $56.4 million effective February 1, 2000. DCE, headquartered in Leicester, England (UK) with smaller facilities in Germany and the United States and assembly operations in South Africa, Australia and Japan, is a major participant in the global dust collection industry. The excess of purchase price over the fair values of the net assets acquired was $33.2 million and has been recorded as goodwill which is being amortized on a straight-line basis over 20 years. DCE operations are a part of the Company’s Industrial Products segment. The purchase price allocation is final as of the second quarter of fiscal 2001. As of April 30, 2001, the balance of purchase liabilities recorded in conjunction with the acquisition was approximately $3.0 million of costs associated with the closure and sale of acquired facilities as well as termination and relocation of employees. Costs incurred and charged to the reserves relating to the termination and relocation of employees amounted to $0.3 million and $0.7 million for the three and nine months ended April 30, 2001, respectively. Costs incurred and charged to the reserves relating to the closure and sale of acquired facilities amounted to $0.6 million for the nine months ended April 30, 2001.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Company generated $44.9 million of cash and cash equivalents from operations during the first nine months of fiscal 2001. Operating cash flows decreased by $20.7 million from the prior year period primarily due to an increase in accounts receivable in addition to decreases in accounts payable and other current liabilities compared to the same period in the prior year. These cash flows, plus borrowings from the Company’s credit facility, were used during the first nine months of fiscal 2001 primarily to support $27.0 million in capital additions, repurchase $10.3 million of treasury stock and for the payment of $9.8 million in dividends. At the end of the third quarter, the Company had remaining authority to purchase 4.5 million shares of common stock under the share repurchase program authorized in January 2001.

At the end of the third quarter, the Company held $34.6 million in cash and cash equivalents. Short-term debt totaled $86.2 million, up from $85.0 million at July 31, 2000. The amount of unused lines of credit as of April 30, 2001 was approximately $58.1. Long-term debt of $99.4 million at April 30, 2001, up from $92.6 million at July 31, 2000, represented 24.7 percent of total long-term capital, down slightly from 24.9 percent at July 31, 2000.

The Company believes that the combination of present capital resources, internally generated funds, and unused financing sources are adequate to meet cash requirements for the next twelve month period.

Results of Operations

The Company is a leading worldwide manufacturer of filtration systems and replacement parts. The Company’s product mix includes air and liquid filters and exhaust and emission control products for mobile equipment; in-plant air cleaning systems; air intake systems and exhaust products for industrial gas turbines; and specialized filters for such diverse applications as computer disk drives, aircraft passenger cabins and semiconductor processing. Products are manufactured at more than three dozen plants around the world and through five joint ventures. The Company has two reporting segments engaged in the design, manufacture and sale of systems to filter air and liquid and other complementary products. The two segments are Engine Products and Industrial Products. Products in the Engine Products segment consist of air intake systems, exhaust systems, liquid filtration systems and replacement parts. The Engine Products segment sells to original equipment manufacturers (OEMs) in the construction, industrial, mining, agriculture and transportation markets and to independent distributors, OEM dealer networks, private label accounts and large private fleets. Products in the Industrial Products segment consist of dust, fume and mist collectors, static and pulse-clean air filter systems for industrial gas turbines, computer disk drive filter products and other specialized air filtration systems. The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines, OEMs and end users requiring highly purified air.

The Company reported net earnings for the third quarter ended April 30, 2001 of $17.8 million, up from the $17.5 million recorded in the third quarter of the prior year. Total net sales for the three months ended April 30, 2001 of $269.7 million were down 5.5 percent from prior year sales of $285.3 million. The increase in net earnings reflects reduced operating expenses as well as maintaining a consistent gross margin as compared to the third quarter of the prior year. This along with the lowering of the Company’s effective tax rate due to increased profitability from foreign operations helped to offset the effect of negative foreign currency exchange rates. Diluted net earnings per share were 39 cents, up 2.6 percent from prior year diluted net earnings per share of 38 cents as the average number of shares outstanding decreased 2.4 percent compared to the prior year period.

For the nine months ended April 30, 2001, net earnings were $52.7 million, up 1.7 percent from the $51.9 million recorded in the same period in the prior year. Total net sales for the nine months ended April 30, 2001 of $839.2 million were up 6.1 percent from the prior year sales of $791.1 million. Diluted net earnings per share were $1.16, up 4.5 percent from the prior year’s diluted net earnings per share of $1.11.

For the third quarter, net sales in the Industrial Products segment increased 8.4 percent from $111.1 million in the prior year, to $120.4 million in fiscal 2001. For the nine months ended, net sales were $384.2 million, an increase of 30.0 percent from $295.5 million for the same period in the prior year. Excluding the acquisition of DCE, net sales for the nine months ended were up 18.9 percent to $351.5 million.

Within the Industrial Products segment, gas turbine products net sales were up 25.9 percent for the quarter and 48.1 percent for the nine month period, compared to the prior year. This extraordinary growth shows that North American gas turbine manufacturers are continuing to run at full capacity. For the quarter, sales of dust collection products decreased 6.0 percent from the same period in the prior year but were up 28.3 percent for the nine month period as compared to the prior year. Excluding the acquisition of DCE, net sales in dust collection products increased 3.1 percent for the nine month period. Growth rates for U.S. dust collection product sales continued to slow in the third quarter, particularly in the Great Lakes region, as U.S. industrial production declined in April for the seventh consecutive month. International sales continued to be flat due to unfavorable foreign exchange rates. For the quarter, sales of special application products posted a 16.2 percent increase from the same period in the prior year reflecting the continued strength in disk drive filter sales as well as strong sales in aircraft cabin air filters and Tetratec membranes. For the nine month period, net sales of special application products increased 13.3 percent from the same period in the prior year.

For the third quarter, net sales in the Engine Products segment of $149.3 million decreased 14.3 percent from $174.2 million in the prior year. For the nine months ended, net sales were $455.1, a decrease of 8.2 percent from $495.6 million for the same period in the prior year. The decrease in revenue reflects U.S. economic weakness and the strong U.S. dollar overseas.

Within the Engine Products segment, net sales of medium and heavy-duty truck products declined 46.4 percent in the quarter as compared to the prior year and were down 50.0 percent for the nine month period as compared to the prior year. This drop reflects the continued dramatic downturn in the North American truck market and the effect of the Company’s decision in the second quarter to discontinue a block of business with a major customer due to unfavorable commercial terms. Sales of off-road products also declined for the third quarter posting a decrease of 11.4 percent over the same period in the prior year and a smaller decrease of 3.0 percent for the nine month period reflecting slowing economic conditions in international end markets. Sales of aftermarket products for the quarter showed a slight decrease of 1.6 percent from the same quarter in the prior year but have increased 10.0 percent for the nine month period as compared to the prior year. Despite flat third quarter year-over-year sales, orders for North America aftermarket products increased approximately 18 percent over the second quarter.

Consolidated gross margin for the third quarter of fiscal 2001 was 29.4 percent, down nominally from 29.7 percent in the same quarter of the prior year. During the early part of the quarter, gross margin was negatively affected by the Company’s decision to shut down four plants, two in the U.S. and two in Asia, for about two weeks in response to inventory corrections in many of the Company’s end markets. For the nine months, gross margin was 30.0 percent versus 30.1 percent last year. The Company has made significant progress in plant rationalization efforts this year but as a result earnings have been reduced by 12 cents per share year-to-date. Earnings were affected by only 1 cent per share in the third quarter, signaling that the Company has turned the corner on these efforts. Improved operating efficiencies will be reflected in the Company’s future profitability.

Operating expenses during the third quarter of fiscal 2001 were $54.6 million (20.2 percent of sales), compared to $58.8 million (20.6 percent of sales) in the same quarter of fiscal 2000. The improvement, in part, reflects the progress made toward integrating last year’s DCE acquisition. Also contributing to the improvement were the Company’s expense reduction initiatives implemented late in the quarter. For the nine months, operating expenses were 20.4 percent of sales versus 20.3 percent last year.

Other income for the third quarter of $1.9 million increased $0.2 million from $1.7 million in the same period in the prior year. Other income for the third quarter consisted of income from unconsolidated affiliates of $1.0 million, interest income of $0.2 million and other income of $0.7 million. For the year, other income was $2.7 million, a decrease of $0.3 million from the prior year. For the quarter, interest expense increased to $3.1 million, up $0.3 million from the third quarter in the prior year, reflecting higher short-term debt levels related to last year’s acquisitions, substantially offset by falling short-term interest rates during the quarter. For the nine months, interest expense was $9.4 million, up $3.2 million from the prior year.

The income tax rate for the quarter was 23.7 percent, which reduced the year-to-date rate to 28 percent, down from 30 percent in fiscal 2000. The tax rate was adjusted to provide for the increased contributions from the Company’s international operations and reflects the foreign tax credit generated by the receipt of a dividend from the Company’s operations in Japan and the reduction of a net operating loss valuation allowance in our Mexico operations. The Company anticipates that it will continue to have a higher proportion of income coming from its international operations located in lower tax rate countries . As a result, the Company anticipates maintaining the 28 percent tax rate for the remainder of fiscal 2001.

Total backlog was a record $362 million, up 12 percent from the same period in the prior year and up 3 percent from the prior quarter end. In the Industrial Products segment, total backlog increased 40 percent from the same period last year and 3 percent from the prior quarter end. In the Engine Products segment, total backlog decreased 9 percent from the same period last year but increased 2 percent from the prior quarter end.

Hard order backlogs – goods scheduled for delivery in 90 days – was a third quarter record of $190 million and was up 9 percent from the same period in the prior year and up 10 percent from the prior quarter end. In the Industrial Products segment, hard order backlog increased 41 percent from the same period in the prior year and increased 27 percent from the prior quarter end. These increases reflect an exceptionally strong backlog in gas turbine products compared to the same quarter last year and the second quarter this year (backlogs were up 112 percent and 47 percent, respectively). In the Engine Products segment, hard order backlog decreased 15 percent from the same period in the prior year and decreased 5 percent from the prior quarter end.

The impact of foreign currency translation, resulted in a decrease in net sales of $8.7 million and a decrease in net earnings of $0.8 million for the third quarter. This decrease in net sales was a direct result of the weakness of currencies against the U.S. dollar in several of the Company’s operating locations throughout the world. The currency that impacted the Company’s sales results the most was the Euro, which in Europe resulted in a decrease in net sales of $4.3 million. The Japanese Yen, South African Rand and Australian Dollar also had a negative impact on the Company’s third quarter net sales with decreases in net sales related to these currencies of $2.6 million, $0.9 million and $0.7 million, respectively. The decrease in net earnings from foreign currency translation resulted mainly from the Company’s operations in Europe due to the continued weakness of the Euro and the British Pound against the U.S. dollar, with a slight impact for the Company’s Japan operations. On a local currency basis, revenues outside the U.S. increased 3 percent in the quarter and 23 percent for the nine month period.

Outlook

Within the Industrial Products segment, the Company expects continued strength in gas turbine sales. Dust collection sales are expected to experience difficult year-over-year comparisons but improving results on a sequential quarter basis. Within the Engine Products segment, the Company expects negative year-over-year comparisons in North American transportation products in the fourth quarter but improving sequential quarter results as truck build schedules begin to increase and recently-introduced product lines start to generate revenues. Off-road and aftermarket product sales are expected to be flat or slightly down compared to both the prior year and last quarter.

Current economic conditions, including the strong U.S. dollar, weak U.S. industrial production, and slowing international economies, are expected to persist throughout the remainder of fiscal 2001. Our expectation of a 12th consecutive earnings record, despite this macro-economic weakness, hinges on meeting our fourth quarter gas turbine shipment schedule while other end markets, on average, remain stable. The Company will continue its expense reduction initiatives implemented during the third quarter and expects to see those benefits along with the continued impact of plant rationalization efforts.

Forward-Looking Statements

The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is making this cautionary statement in connection with such safe harbor legislation. This Form 10-Q, earnings releases or other press releases, the Company’s Annual Report to Shareholders, any Form 10-K, 10-Q or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company’s current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “plan,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections are “forward-looking statements” and are based on management’s current expectations of the Company’s near-term results, based on current information available pertaining to the Company.

The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to: risks associated with currency fluctuations, commodity prices, world economic factors, political factors, international operations, highly competitive markets, changes in product demand and changes in the geographic and product mix of sales, acquisition opportunities and integration of recent acquisitions, facility and product line rationalization, research and development expenditures, including ongoing information technology improvements, and governmental laws and regulations, including diesel emissions controls. For a more detailed explanation of the foregoing and other risks, see Exhibit 99, which is filed with the Securities and Exchange Commission. The Company wishes to caution investors that other factors may in the future prove to be important in affecting the Company’s results of operations. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Investors are further cautioned not to place undue reliance on such forward-looking statements as they speak only to the Company’s views as of the date the statement is made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security holders

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibit Index

None

(b)	Reports on Form 8-K.

(1)	The Company filed Form 8-K on April 9, 2001, filing the Company’s press release dated April 9, 2001 as exhibit 99.1 of the Form 8-K.

(2)	The Company filed Form 8-K on May 22, 2001, filing the Company’s press release dated May 22, 2001 as exhibit 99.1 of the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DONALDSON COMPANY, INC.
(Registrant)

Date June 13, 2001	By /s/ William M. Cook
William M. Cook
Senior Vice President and
Chief Financial Officer

Date June 13, 2001	By /s/ Thomas A. Windfeldt
Thomas A. Windfeldt
Vice President,
Controller and Treasurer,
Chief Accounting Officer