Form 10-K405
period 2001-07-31
DONALDSON CO INC
filed 2001-10-26
CIK 29644

[LOGO](TM)
                                   DONALDSON






                           ANNUAL REPORT ON FORM 10-K

                             DONALDSON COMPANY, INC.


                                  JULY 31, 2001

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             Act of 1934 for the fiscal year ended July 31, 2001 or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     Exchange Act of 1934 (No Fee Required)
            for the transition period from __________ to __________.

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

Yes __X__ No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of September 21, 2001 was $1,187,746,010.

     The shares of common stock outstanding as of September 21, 2001 were 44,097,328.

                       Documents Incorporated by Reference
                       -----------------------------------

     Portions of the 2001 Annual Report to Shareholders of the registrant are incorporated by reference in Parts I and II, as specifically set forth in Parts I and II.

     Portions of the Proxy Statement for the 2001 annual shareholders meeting are incorporated by reference in Part III, as specifically set forth in Part III.

================================================================================

                                     PART I


ITEM 1. BUSINESS


GENERAL

     Donaldson Company, Inc. ("Donaldson" or the "Company") was founded in 1915 and organized in its present corporate form under the laws of the State of Delaware in 1936.

     The Company is a leading worldwide manufacturer of filtration systems and replacement parts. The Company's product mix includes air and liquid filters and exhaust and emission control products for mobile equipment; in-plant air cleaning systems; air intake systems for industrial gas turbines; and specialized filters for such diverse applications as computer disk drives, aircraft passenger cabins and semiconductor processing. Products are manufactured at more than three dozen plants around the world and through three joint ventures. The Company has two reporting segments engaged in the design, manufacture and sale of systems to filter air and liquid and other complementary products. The two segments are Engine Products and Industrial Products. Products in the Engine Products segment consist of air intake systems, exhaust systems, liquid filtration systems and replacement parts. The Engine Products segment sells to original equipment manufacturers (OEMs) in the construction, industrial, mining, agriculture and transportation markets and to independent distributors, OEM dealer networks, private label accounts and large private fleets. Products in the Industrial Products segment consist of dust, fume and mist collectors, static and pulse-clean air filter systems for industrial gas turbines, computer disk drive filter products and other specialized air filtration systems. The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines, OEMs and end users requiring highly purified air.

     The table below shows the percentage of total net sales contributed by the principal classes of similar products for each of the last three fiscal years:

                                              YEAR ENDED JULY 31
                                            2001     2000     1999
                                            ----     ----     ----
        Engine Products Segment
         Off-Road Equipment Products
          (including Defense Products)       16%     18%       19%
         Truck and Automotive Products        7%     14%       17%
         Aftermarket Products                31%     30%       29%

        Industrial Products Segment
         Dust Collection Products            19%     17%       16%
         Gas Turbine Systems Products        17%     11%        9%
         Special Applications Products       10%     10%       10%

     The segment detail information in Note H in the Notes to Consolidated Financial Statements on page 28 of the 2001 Annual Report to Shareholders is incorporated herein by reference.


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

MAJOR CUSTOMERS

      Sales to General Electric Company and subsidiaries ("GE") accounted for 12 percent of net sales in 2001. There were no sales over 10 percent of net sales to one customer in 2000. Sales to Caterpillar, Inc. and subsidiaries ("Caterpillar") accounted for 11 percent of net sales in 1999. Caterpillar has been a customer of the Company for many years and it purchases several models and types of products primarily from the Engine Products segment for a variety of applications. GE has also been a customer of the Company for many years and it purchases several models and types of products from the Industrial Products segment for a variety of applications, the majority of which are for use on their gas turbine systems. Sales to the U.S. Government do not constitute a material portion of the Company's business.

BACKLOG

      At August 31, 2001, the backlog of orders expected to be delivered within 90 days was $191,858,000. The 90 day backlog at August 31, 2000 was $191,852,000.

RESEARCH AND DEVELOPMENT

     During 2001 the Company spent $28,425,000 on research and development activities relating to the development of new products or improvements of existing products or manufacturing processes. The Company spent $27,304,000 in 2000 and $23,603,000 in 1999 on research and development activities. Essentially all commercial research and development is Company-sponsored.

ENVIRONMENTAL MATTERS

     The Company does not anticipate any material effect on its capital expenditures, earnings or competitive position due to compliance with government regulations involving environmental matters.

EMPLOYEES

     The Company employed 8,230 persons in worldwide operations as of July 31, 2001.

GEOGRAPHIC AREAS

     Note H of the Notes to Consolidated Financial Statements on page 28 in the 2001 Annual Report to Shareholders contains information regarding the Company's geographic areas and is incorporated herein by reference.

ITEM 2. PROPERTIES

     The Company's principal office and research facilities are located in Bloomington, a suburb of Minneapolis, Minnesota. European administrative and engineering offices are located in Leuven, Belgium.

     Manufacturing activities are carried on in fourteen plants in the United States, three in the United Kingdom, two in Mexico, Germany, Japan, China and South Africa and one each in Australia, France, Hong Kong, Italy, Belgium and India. Page 31 of the 2001 Annual Report to Shareholders lists the principal plant locations and is incorporated herein by reference. Note H on page 28 of the 2001 Annual Report to Shareholders presents identifiable assets by geographic area and is incorporated herein by reference.

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

                                                                            FIRST YEAR ELECTED OR
                                                                               APPOINTED AS AN
     NAME                     AGE          POSITIONS AND OFFICES HELD              OFFICER
     ----                     ---          --------------------------              -------
     William G. Van Dyke      56     Chairman, President and                        1979
                                     Chief Executive Officer

     William M. Cook          48     Senior Vice President, International           1994
                                     and Chief Financial Officer

     James R. Giertz          44     Senior Vice President,                         1994
                                     Commercial and Industrial

     Norman C. Linnell        42     Vice President, General                        1996
                                     Counsel and Secretary

     Nickolas Priadka         55     Senior Vice President,                         1989
                                     Engine Systems and Parts

     Lowell F. Schwab         53     Senior Vice President, Operations              1994

     Thomas A. Windfeldt      52     Vice President, Controller                     1985
                                     and Treasurer

All of the above-named executive officers have held executive management positions with Registrant during the past five years.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The information in the sections "Quarterly Financial Information (Unaudited)" and "NYSE Listing," on pages 30 and 32, and restrictions on payment of dividends in Note D, page 24 of the 2001 Annual Report to Shareholders is incorporated herein by reference. As of September 21, 2001, there were approximately 1,799 shareholders of record of Common Stock.

     The high and low sales prices for registrant's common stock for each full quarterly period during 2001 and 2000, are as follows:

              FIRST QUARTER   SECOND QUARTER    THIRD QUARTER    FOURTH QUARTER
              -------------   --------------    -------------    --------------
      2000   $19.50 - 23.50   $20.63 - 24.81   $20.25 - 24.06    $19.13 - 24.25
      2001   $19.13 - 23.86   $21.62 - 29.48   $24.39 - 28.92    $27.30 - 33.05


ITEM 6. SELECTED FINANCIAL DATA

     The information for the years 1997 through 2001 on pages 8 and 9 of the 2001 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth in the section "Management's Discussion and Analysis" on pages 10 through 15 of the 2001 Annual Report to Shareholders is incorporated herein by reference.

     A.   MARKET RISK

     Market Risk disclosure as discussed under "Market Risk" and "Foreign Currency" on page 14 of the 2001 Annual Report to Shareholders is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 16 through 30, and the Quarterly Financial Information (Unaudited) on page 30 of the 2001 Annual Report to Shareholders is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the captions "Nominees For Election" and "Directors Continuing In Office" on page 5 and under the heading "Compliance With Section 16(a) of the Securities Exchange Act of 1934" on page 19 of the Company's definitive proxy statement dated October 12, 2001 is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

     The information under "Director Compensation" on page 6 and in the section "Executive Compensation" on pages 13 through 15, the "Pension Benefits" on page 18 and under the caption "Change-in-Control Arrangements" on page 19 of the Company's definitive proxy statement dated October 12, 2001, is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information in the section "Security Ownership" on page 3 of the Company's definitive proxy statement dated October 12, 2001, is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Not Applicable.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Documents filed with this report:

          (1)  Financial Statements

               Consolidated Balance Sheets -- July 31, 2001 and 2000 (incorporated by reference from page 17 of the 2001 Annual Report to Shareholders)

               Consolidated Statements of Earnings -- years ended July 31, 2001, 2000 and 1999 (incorporated by reference from page 16 of the 2001 Annual Report to Shareholders)

               Consolidated Statements of Cash Flows -- years ended July 31, 2001, 2000 and 1999 (incorporated by reference from page 18 of the 2001 Annual Report to Shareholders)

               Consolidated Statements of Changes in Shareholders' Equity -- years ended July 31, 2001, 2000 and 1999 (incorporated by reference from page 19 of the 2001 Annual Report to Shareholders)

               Notes to Consolidated Financial Statements (incorporated by reference from pages 20 through 30 of the 2001 Annual Report to Shareholders)

               Reports of Independent Public Accountants (filed as part of this report)

          (2)  Financial Statement Schedules --

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

     (b)  Reports on Form 8-K

          A report on Form 8-K was filed on May 22, 2001. On May 22, 2001 the Company issued a press release in the form attached as exhibit 99.1 to its Form 8-K reporting its results of operation for the three months ended April 30, 2001.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             DONALDSON COMPANY, INC.
                                  (Registrant)

Date:  October 26, 2001                 By:       /s/ William G. Van Dyke
       ----------------                     ------------------------------------
                                                  Chairman, President and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

      /s/ William G. Van Dyke             Chairman, President and
----------------------------------        Chief Executive Officer
       William G. Van Dyke

       /s/ William M. Cook                Senior Vice President,
----------------------------------        International and
         William M. Cook                  Chief Financial Officer

      /s/ Thomas A. Windfeldt             Vice President, Controller
----------------------------------        and Treasurer
       Thomas A. Windfeldt

     *F. Guillaume Bastiaens              Director
----------------------------------
     F. Guillaume Bastiaens

         *Paul B. Burke                   Director
----------------------------------
          Paul B. Burke

         *Janet M. Dolan                  Director
----------------------------------
         Janet M. Dolan

        *Jack W. Eugster                  Director
----------------------------------
         Jack W. Eugster

       *John F. Grundhofer                Director
----------------------------------
       John F. Grundhofer

      *Kendrick B. Melrose                Director
----------------------------------
       Kendrick B. Melrose

         *Jeffrey Noddle                  Director
----------------------------------
         Jeffrey Noddle

        *S. Walter Richey                 Director
----------------------------------
        S. Walter Richey

       *Stephen W. Sanger                 Director
----------------------------------
        Stephen W. Sanger

    *By /s/ Norman C. Linnell             Date: October 26, 2001
----------------------------------
        Norman C. Linnell
      *As attorney-in-fact

                    DONALDSON COMPANY, INC. AND SUBSIDIARIES

                                    FORM 10-K
                                  Item 14(a)(1)


                Index of Independent Public Accountants' Reports


Report of Arthur Andersen LLP ......................................   10 & 11

Report of Ernst & Young LLP ........................................   12

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Donaldson Company, Inc.:

     We have audited the accompanying consolidated balance sheets of Donaldson Company, Inc. (a Delaware corporation) and subsidiaries as of July 31, 2001 and 2000, and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Donaldson Company, Inc. and subsidiaries as of July 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


/s/ Arthur Andersen LLP


Minneapolis, Minnesota,
August 27, 2001

Report of Independent Public Accountants


To the Shareholders and Board of Directors of Donaldson Company, Inc.

          We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Donaldson Company Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated August 27, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed as part of item 14 in this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


/s/ Arthur Anderson LLP

Minneapolis, Minnesota,
August 27, 2001

                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Donaldson Company, Inc.

     We have audited the accompanying consolidated statements of earnings, changes in shareholders' equity and cash flows of Donaldson Company, Inc. and subsidiaries for the year ended July 31, 1999. Our audit also included the related financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and cash flows of Donaldson Company, Inc. and subsidiaries for the year ended July 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                        /s/ Ernst & Young LLP


Minneapolis, Minnesota
September 8, 1999

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                             (Thousands of Dollars)

----------------------------------------------------------------------------------------------------------------------
COL. A                                    COL. B                  COL. C                     COL. D           COL. E
----------------------------------------------------------------------------------------------------------------------
                                                                 ADDITIONS
                                                      -------------------------------
                                        BALANCE AT     CHARGED TO       CHARGED TO                          BALANCE AT
                                         BEGINNING      COSTS AND     OTHER ACCOUNTS                          END OF
DESCRIPTION                              OF PERIOD      EXPENSES         (A) & (B)       DEDUCTIONS (C)       PERIOD
------------------------------------   ------------   ------------   ----------------   ----------------   -----------
Year ended July 31, 2001:

Allowance for doubtful accounts
 deducted from accounts receivable       $ 4.380         $2,512           $ (154)           $   (429)         $6,309
                                         =======         ======           ======            ========          ======
Restructuring Reserves -- AirMaze
 Acquisition                             $ 1,183                                            $ (1,017)         $  166
                                         =======                                            ========          ======
Restructuring Reserves -- DCE
 Acquisition                             $ 2,775                          $1,555            $ (2,205)         $2,125
                                         =======                          ======            ========          ======
Year ended July 31, 2000:

Allowance for doubtful accounts
 deducted from accounts receivable       $ 4,341         $1,077           $ (156)           $   (882)         $4,380
                                         =======         ======           ======            ========          ======
Restructuring Reserves -- AirMaze
 Acquisition                             $     0                          $1,488            $   (305)         $1,183
                                         =======                          ======            ========          ======
Restructuring Reserves -- DCE
 Acquisition                             $     0                          $2,775                              $2,775
                                         =======                          ======                              ======
Year ended July 31, 1999:

Allowance for doubtful accounts
 deducted from accounts receivable       $ 3,696         $  959           $  (43)           $   (271)         $4,341
                                         =======         ======           ======            ========          ======

------------------
Note A -- Allowance for doubtful accounts foreign currency translation losses (gains) recorded directly to equity.

Note B -- Aquisition related restructuring reserves recorded to goodwill.

Note C -- Bad debts charged to allowance, net of recoveries.

                                  EXHIBIT INDEX
                           ANNUAL REPORT ON FORM 10-K

* 3-A   --   Certificate of Incorporation of Registrant as currently in effect
             (Filed as Exhibit 3-A to Form 10-Q for the Second Quarter ended
             January 31, 1998)

* 3-B   --   By-laws of Registrant as currently in effect (Filed as Exhibit 3-B to Form 10-Q for the Second Quarter ended January 31, 1999)

* 4     --   **

* 4-A   --   Preferred Stock Amended and Restated Rights Agreement (Filed as
             Exhibit 4.1 to Form 8-K Report Dated January 12, 1996)

*10-A   --   Annual Cash Bonus Plan (Filed as Exhibit 10-A to 1995 Form 10-K
             Report)***

*10-B   --   Supplementary Retirement Agreement with William A. Hodder (Filed as
             Exhibit 10-B to 1993 Form 10-K Report)***

*10-C   --   1980 Master Stock Compensation Plan as Amended (Filed as Exhibit
             10-C to 1993 Form 10-K Report)***

*10-D   --   Form of Performance Award Agreement under 1991 Master Stock
             Compensation Plan (Filed as Exhibit 10-D to 1995 Form 10-K
             Report)***

*10-E   --   Copy of ESOP Restoration Plan as Amended and Restated (Filed as
             Exhibit 10-E to Form 10-Q for the Second Quarter ended January 31,
             1998)***

*10-F   --   Deferred Compensation Plan for Non-employee Directors as amended
             (Filed as Exhibit 10-F to 1990 Form 10-K Report)***

*10-G   --   Form of "Change in Control" Agreement with key employees as amended
             (Filed as Exhibit 10-G to Form 10-Q for the Second Quarter ended
             January 31, 1999)***

*10-H   --   Independent Director Retirement and Benefit Plan as amended (Filed as Exhibit 10-H to 1995 Form 10-K Report)***

*10-I   --   Excess Pension Plan (1999 Restatement)***

*10-J   --   Supplementary Executive Retirement Plan (1999 Restatement)***

*10-K   --   1991 Master Stock Compensation Plan as amended (Filed as Exhibit
             10-K to 1998 Form 10-K Report)***

*10-L   --   Form of Restricted Stock Award under 1991 Master Stock Compensation
             Plan (Filed as Exhibit 10-L to 1992 Form 10-K Report)***

*10-M   --   Form of Agreement to Defer Compensation for certain Executive
             Officers (Filed as Exhibit 10-M to 1993 Form 10-K Report)***

*10-N   --   Stock Option Program for Nonemployee Directors (Filed as Exhibit
             10-N to 1998 Form 10-K Report)***

*10-O   --   Salaried Employees' Pension Plan -- 1997 Restatement (Filed as
             Exhibit l0-0 to 1997 10-K Report)***

*10-P   --   Eighth Amendment of Employee Stock Ownership Plan Trust Agreement
             1987 Restatement (Filed as Exhibit 10-P to 1997 10-K Report)***

*10-Q   --   Deferred Compensation and 401(K) Excess Plan (1999 Restatement)***

*10-R   --   Note Purchase Agreement among Donaldson Company, Inc. and certain listed Insurance Companies dated as of July 15, 1998 (Filed as
             Exhibit 10-R to 1998 Form 10-K Report)

*10-S   --   First Supplement to Note Purchase Agreement among Donaldson
             Company, Inc. and certain listed Insurance Companies dated as of August 1, 1998 (Filed as Exhibit 10-S to 1998 Form 10-K Report)

*10-T   --   Deferred Stock Option Gain Plan (1999 Restatement)***

 11     --   Computation of net earnings per share ("Earnings Per Share" in
             "Summary of Significant Accounting Policies" in Note A, page 20 of the 2001 Annual Report to Shareholders is incorporated herein by reference)

 13     --   Portions of Registrant's Annual Report to Shareholders for the year ended July 31, 2001

 21     --   Subsidiaries ("Wholly Owned Subsidiaries" and "Joint Ventures" on
             page 31 of the 2001 Annual Report to Shareholders is incorporated herein by reference)

 23     --   Consent of Arthur Andersen LLP

 23(A)  --   Consent of Ernst & Young LLP

 24     --   Powers of Attorney

 99     --   Litigation Reform Act of 1995 -- Cautionary Statement

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