Form 10-Q
period 2001-10-31
DONALDSON CO INC
filed 2001-12-17
CIK 29644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING October 31, 2001 OR
                                                ----------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

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

                              1400 West 94th Street
                          Minneapolis, Minnesota 55431
                        --------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

Common Stock, $5 Par Value - 44,126,130 shares as of  November 30, 2001
------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                 (Thousands of Dollars Except Per Share Amounts)
                                   (Unaudited)

                                                                   October 31
                                                         -----------------------------
                                                              2001            2000
                                                         ------------     ------------
Net sales                                                $    288,429     $    289,869

Cost of sales                                                 200,111          203,913
                                                         ------------     ------------

Gross margin                                                   88,318           85,956

Operating expenses                                             59,270           58,047
                                                         ------------     ------------

Operating income                                               29,048           27,909

Other (income) expense                                           (731)             805

Interest expense                                                2,384            3,098
                                                         ------------     ------------

Earnings before income taxes                                   27,395           24,006

Income taxes                                                    7,671            7,202
                                                         ------------     ------------

Net earnings                                             $     19,724     $     16,804
                                                         ============     ============

Weighted average shares
 outstanding                                               44,252,026       44,560,523

Diluted shares outstanding                                 45,502,725       45,456,932

Net earnings per share                                   $        .45     $        .38

Net earnings per share
 assuming dilution                                       $        .43     $        .37

Dividends paid per share                                 $       .075     $        .07

                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                  October 31      July 31
                                                                     2001           2001
                                                                  ----------     ----------
ASSETS
------
CURRENT ASSETS
     Cash and cash equivalents                                    $   57,530     $   36,136
     Accounts receivable                                             221,253        230,046
     Inventories
          Materials                                                   47,141         50,426
          Work in process                                             19,827         21,209
          Finished products                                           38,328         40,999
                                                                  ----------     ----------
                Total inventories                                    105,296        112,634
    Prepaid and other current assets                                  35,960         28,411
                                                                  ----------     ----------
                TOTAL CURRENT ASSETS                                 420,039        407,227

   Property, plant and equipment, at cost                            502,606        491,595
   Less accumulated depreciation                                    (290,876)      (283,937)
                                                                  ----------     ----------
          Property, plant and equipment, net                         211,730        207,658
   Intangible assets                                                  58,135         58,205
   Other assets                                                       37,401         33,740
                                                                  ----------     ----------
               TOTAL ASSETS                                       $  727,305     $  706,830
                                                                  ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
     Short-term debt                                              $   57,958     $   59,393
     Current maturities of long-term debt                                 23             23
     Trade accounts payable                                          100,766        100,287
     Accrued employee compensation and related taxes                  28,775         29,945
     Warranty and accrued liabilities                                 20,601         17,597
     Other current liabilities                                        13,824         10,034
                                                                  ----------     ----------
            TOTAL CURRENT LIABILITIES                                221,947        217,279

     Long-term debt                                                  101,415         99,259
     Deferred income taxes                                             9,031          9,189
     Other long-term liabilities                                      64,783         62,010

SHAREHOLDERS' EQUITY
--------------------
     Preferred stock, $1 par value,
       1,000,000 shares authorized, no shares issued                      --             --
     Common stock, $5 par value, 80,000,000 shares authorized,
       49,655,954 issued                                             248,280        248,280
     Additional paid-in capital                                           --             --
     Retained earnings                                               218,735        203,499
     Accumulated other comprehensive loss                            (21,501)       (24,235)
     Treasury stock - 5,509,457 and 5,273,121 shares at
       October 31, 2001 and July 31, 2001, respectively             (115,385)      (108,451)
                                                                  ----------     ----------
            TOTAL SHAREHOLDERS' EQUITY                               330,129        319,093
                                                                  ----------     ----------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $  727,305     $  706,830
                                                                  ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                          Three Months Ended
                                                                              October 31
                                                                      -------------------------
                                                                         2001           2000
                                                                      ----------     ----------
OPERATING ACTIVITIES

     Net earnings                                                     $   19,724     $   16,804
     Adjustments to reconcile net earnings to
         Net cash provided by operating activities:
            Depreciation and amortization                                  7,921         10,012
            Changes in operating assets and liabilities                   17,667        (24,895)
            Other                                                         (1,375)          (156)
                                                                      ----------     ----------
               Net Cash Provided by Operating Activities                  43,937          1,765

INVESTING ACTIVITIES

     Net expenditures on property and equipment                          (10,954)        (6,387)
                                                                      ----------     ----------
     Net Cash Used in Investing Activities                               (10,954)        (6,387)

FINANCING ACTIVITIES

     Purchase of treasury stock                                           (8,358)        (8,891)
     Increase in long-term debt                                            1,761              9
     Change in short-term debt                                            (1,323)        19,616
     Dividends paid                                                       (3,329)        (3,126)
     Other                                                                   266            395
                                                                      ----------     ----------
               Net Cash Provided by (Used in) Financing Activities       (10,983)         8,003

Effect of exchange rate changes on cash                                     (606)        (1,378)
                                                                      ----------     ----------

Increase in cash and cash equivalents                                     21,394          2,003

Cash and Cash Equivalents-Beginning of Year                               36,136         32,017
                                                                      ----------     ----------

Cash and Cash Equivalents-End of Period                               $   57,530     $   34,020
                                                                      ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended October 31, 2001 are not necessarily indicative of the results that may be expected for the year ending July 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in Donaldson Company, Inc. and subsidiaries' Annual Report on Form 10-K for the year ended July 31, 2001. Certain amounts in prior periods have been reclassified to conform to the current presentation. The reclassifications had no impact on the net earnings as previously reported.

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

The following table presents information necessary to calculate basic and diluted net earnings per common share:

                                                                Three Months Ended
                                                                    October 31
                                                           ----------------------------
                                                               2001            2000
                                                           ------------    ------------
Weighted average shares outstanding - Basic                  44,252,026      44,560,523

    Dilutive share equivalents                                1,250,699         896,409
                                                           ------------    ------------

Weighted average shares outstanding - Diluted                45,502,725      45,456,932
                                                           ============    ============

Net earnings for basic and diluted
    earnings per share computation                         $ 19,724,000    $ 16,804,000
                                                           ------------    ------------

Net earnings per share - Basic                             $        .45    $        .38
                                                           ============    ============

Net earnings per share - Diluted                           $        .43    $        .37
                                                           ============    ============

Note C - Comprehensive Income

The Company reports accumulated other comprehensive income as a separate item in the shareholders' equity section of the balance sheet. Other comprehensive income consists of foreign currency translation adjustments and net gains or losses on cash flow hedging derivatives.

Total comprehensive income and its components are as follows (in thousands):

                                                     Three Months Ended
                                                         October 31
                                                   ---------------------

                                                     2001         2000
                                                   --------     --------

Net earnings                                       $ 19,724     $ 16,804
Foreign currency translation adjustment               3,003      (13,666)
Net gain(loss) on cash flow hedging derivatives        (269)         749
                                                   --------     --------
Total other comprehensive income                   $ 22,458     $  3,887
                                                   ========     ========

Total accumulated other comprehensive loss and its components are as follows (in thousands):

                                              October 31   July 31
                                                 2001        2001
                                              ---------------------

Foreign currency translation adjustment       $(21,237)    $(24,240)
Net gain on cash flow hedging derivatives           77          346
Additional minimum pension liability              (341)        (341)
                                              --------     --------
Total accumulated other comprehensive loss    $(21,501)    $(24,235)
                                              ========     ========

Note D - Segment Reporting

The Company has two reportable segments, Engine Products and Industrial Products, that have been identified based on the internal organization structure, management of operations and performance evaluation. Segment detail is summarized as follows (in thousands):

                                    Engine    Industrial  Corporate &    Total
                                   Products    Products   Unallocated   Company
                                   --------    --------   -----------   -------
Three Months Ended
October 31, 2001:
   Net sales                       $156,505    $131,924          --    $288,429
   Earnings before income taxes      18,756      18,629    $ (9,990)     27,395
October 31, 2000:
   Net sales                        167,136     122,733          --     289,869
   Earnings before income taxes    $ 15,163    $ 12,999    $ (4,156)   $ 24,006

Note E - Derivative Instruments and Hedging Activities

The Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." effective beginning fiscal 2001. SFAS 133 and SFAS 138 require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the hedged assets, liabilities or firm commitments are recognized through earnings or in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company enters into foreign exchange contracts and other hedging activities to mitigate potential foreign currency gains and losses relative to local currencies in the markets to which it sells.

In order to comply with the implementation requirements of SFAS 133 and SFAS 138, the Company undertook a comprehensive review of its contractual relationships to ensure that all potential free-standing and embedded derivatives were identified. As a result, all of the Company's existing derivative positions qualified for hedge accounting per SFAS 133 and SFAS 138, and the impact of adoption was not considered material to the Company's results of operations or financial position. The Company's documentation policies for derivatives were revised as considered necessary to comply with SFAS 133 requirements. However, the Company made no substantive changes to its risk management strategy as a result of adopting SFAS 133 and SFAS 138. As a result of the implementation of SFAS 133 and SFAS 138, the Company has recorded a credit to other comprehensive income of $0.1 million at October 30, 2001.

In June 2001 the Company entered into an interest rate swap agreement which was determined to be a fair value hedge under SFAS 133 and SFAS 138. As of October 31, 2001, the interest rate swap had a fair value of $1.9 million.

Note F - New Accounting Standards

In June 2001, the Financial Accounting Standards Board issues SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Major provisions of these statements are as follows: all business combinations must now use the purchase method of accounting, the pooling of interest method of accounting is now prohibited; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as a part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized, but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective August 1, 2002, goodwill is no longer subject to amortization. The Company has adopted the provisions of these statements as of August 1, 2001. As required by SFAS 142, the Company is in the process of performing an impairment test on goodwill as of the adoption date. Thereafter, the Company will perform impairment tests annually and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. As of August 1, 2001, the Company is no longer amortizing goodwill. Goodwill amortization expense was $0.7 million net of income taxes for the quarter ended October 31, 2000. The Company estimates that goodwill amortization expense would have been approximately $0.6 million net of income taxes in the first quarter of fiscal 2002. The following table presents a reconciliation of net income and earnings per share adjusted for the exclusion of goodwill, net of income taxes:

                                                    Three Months Ended
                                                        October 31,
(In thousands, except per share amounts)       2001        2000        1999
                                              ------------------------------

Reported net income                          $19,724     $16,804     $17,008
Add: Goodwill amortization, net of tax            --         662         474
                                             -------     -------     -------
Adjusted net income                           19,724      17,466      17,482
                                             =======     =======     =======

Basic earnings per share:
Reported basic earnings per share                .45         .38         .37
Add: Goodwill amortization, of tax                --         .01         .01
                                             -------     -------     -------
Adjusted basic earnings per share                .45         .39         .38
                                             =======     =======     =======

Diluted earnings per share:
Reported diluted earnings per share              .43         .37         .36
Add: Goodwill amortization, net of tax            --         .01         .01
                                             -------     -------     -------
Adjusted diluted earnings per share              .43         .38         .37
                                             =======     =======     =======

As of July 31, 2001, goodwill was $57.8 million. There were no additions during the first quarter of fiscal 2002. Other intangible assets, which include patents and trademarks of $0.3 million as of October 31, 2001, are being amortized over their useful lives.

Note G - Acquisitions

The Company completed the purchase of all of the outstanding shares of AirMaze Corporation for $31.9 million in cash effective November 1, 1999. AirMaze Corporation was merged into Donaldson Company, Inc. effective April 1, 2000. AirMaze products include heavy-duty air and liquid filters, air/oil separators and high purity air filter products. AirMaze manufacturing facilities are located in Stow, Ohio and Greenville, Tennessee. The excess of purchase price over the fair values of the net assets acquired was $26.8 million and has been recorded as goodwill. AirMaze operations are a part of the Company's Engine Products segment. As of October 31, 2001, the balance of restructuring liabilities recorded in conjunction with the acquisition was approximately $0.2 million for costs associated with the termination and relocation of employees. There were no costs incurred and charged to this reserve associated with the termination and relocation of employees for the three months ended October 31, 2001. The integration of AirMaze resulted in a reduction in the work force of approximately 15 employees during fiscal 2001. The remaining acquisition related restructuring activities are expected to be completed by the end of fiscal 2002.

The Company acquired the DCE dust control business of Invensys, plc for $56.4 million effective February 1, 2000. DCE, headquartered in Leicester, England
(UK) with smaller facilities in Germany and the United States and assembly operations in South Africa, Australia and Japan, is a major participant in the global dust collection industry. The excess of purchase price over the fair values of the net assets acquired was $33.2 million and has been recorded as goodwill. DCE operations are a part of the Company's Industrial Products segment. As of October 31, 2001, the balance of restructuring liabilities recorded in conjunction with the acquisition was approximately $0.7 million of costs associated with the closure and sale of acquired facilities as well as termination and relocation of employees. Costs incurred and charged to these reserves associated with the closure and sale of acquired facilities amounted to $0.9 million and the termination and relocation of employees amounted to $0.5 million for the three months ended October 31, 2001. The integration of DCE resulted in a reduction in the work force of approximately 140 employees during fiscal 2001. The remaining acquisition related restructuring activities are expected to be completed by the end of fiscal 2002.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Company generated $43.9 million of cash and cash equivalents from operations during the first three months of fiscal 2002. Operating cash flows increased by $42.2 million from the same period in the prior year due to decreases in accounts receivable and inventory compared to prior year increases in those balances. These cash flows, plus borrowings from the Company's credit facility, were used during the first three months of fiscal 2002 primarily to support $11.0 million in capital additions, repurchase $8.4 million of treasury stock and for the payment of $3.3 million in dividends. At the end of the first quarter, the Company had remaining authority to purchase 4.2 million shares of common stock under the share repurchase program authorized in January 2001.

At the end of the first quarter, the Company held $57.5 million in cash and cash equivalents. Short-term debt totaled $58.0 million, down from $59.4 million at July 31, 2001. The amount of unused lines of credit as of October 31, 2001 was approximately $82.8 million. Long-term debt of $101.4 million at October 31, 2001, up from $99.3 million at July 31, 2001, represented 23.5 percent of total long-term capital, down slightly from 23.7 percent at July 31, 2001.

The Company believes that the combination of present capital resources, internally generated funds, and unused financing sources are adequate to meet cash requirements for the next twelve month period.

Results of Operations

The Company is a leading worldwide manufacturer of filtration systems and replacement parts. The Company's product mix includes air and liquid filters and exhaust and emission control products for mobile equipment; in-plant air cleaning systems; air intake systems for industrial gas turbines; and specialized filters for such diverse applications as computer disk drives, aircraft passenger cabins and semiconductor processing. Products are manufactured at more than three dozen plants around the world and through three joint ventures. The Company has two reporting segments engaged in the design, manufacture and sale of systems to filter air and liquid and other complementary products. The two segments are Engine Products and Industrial Products. Products in the Engine Products segment consist of air intake systems, exhaust systems, liquid filtration systems and replacement filters. The Engine Products segment sells to original equipment manufacturers (OEMs) in the construction, industrial, mining, agriculture and transportation markets and to independent distributors, OEM dealer networks, private label accounts and large private fleets. Products in the Industrial Products segment consist of dust, fume and mist collectors, static and pulse-clean air filter systems for industrial gas turbines, computer disk drive filter products and other specialized air filtration systems. The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines, OEMs and end users requiring highly purified air.

The Company reported net earnings for the first quarter ended October 31, 2001 of $19.7 million, up from the $16.8 million recorded in the first quarter of the prior year. Total net sales for the three months ended October 31, 2001 of $288.4 million were down 0.5 percent from prior year sales of $289.9 million. Foreign currency translation reduced first quarter net sales by 0.6 percent and the exit from an unprofitable block of business in the second quarter of fiscal 2001 reduced first quarter net sales by 0.9 percent. Net of these factors, first quarter net sales were up 1.0 percent. The increase in net earnings reflects the Company's efforts to lower costs resulting in an increase in gross margin as compared to the first quarter of the prior year. This along with the lowering of the Company's effective income tax rate in the third quarter of fiscal 2001 due to increased profitability from foreign operations helped to offset the effect of negative effects on net sales discussed above. Diluted net earnings per share were 43 cents, up 16.2 percent from prior year diluted net earnings per share of 37 cents as the average number of shares outstanding increased slightly compared to the prior year period.

For the first quarter, net sales in the Industrial Products segment of $131.9 million increased 7.5 percent from $122.7 million in the prior year. This increase was driven by the continued strength in gas turbine product sales with an increase of 66.3 percent to net sales of $57.2 million from $34.4 million in the prior year. Gas turbine sales grew in all major geographic regions as the multi-year ramp up in gas turbine power plant additions continued into the first quarter of fiscal 2002, and the Company continues to be the supplier of choice for air inlet filtration systems. For the quarter, sales of dust collection products were $48.2 million, a decrease of 19.3 percent from $59.8 million in the same period in the prior year. As U.S. industrial production recorded its 13th consecutive monthly decrease and capacity utilization fell to its lowest levels since June 1983, U.S. manufacturers capital spending remained at recession-like levels. Caution in capital spending levels is spreading to other geographic regions, particularly Europe. These factors have created a difficult operating environment for industrial dust collection equipment sales. For the quarter, sales of special application products were $26.4 million, a 7.2 percent decrease from prior year sales of $28.5 million. Within special application products, a modest increase in disk drive filter sales was offset by weak sales in aircraft cabin air filtration and photolithography filtration

For the first quarter, net sales in the Engine Products segment of $156.5 million decreased 6.4 percent from $167.1 million in the prior year. The decrease in net sales reflects U.S. economic weakness as well as weakness of foreign currency against the U.S. dollar. Within the Engine Products segment, net sales of medium and heavy-duty truck products of $21.6 million decreased 8.5 percent in the quarter from $23.7 million in the prior year. The decrease in the first quarter reflects the decrease in the North American truck market and the Company's decision in the second quarter of fiscal 2001 to discontinue a block of business with a major customer due to unfavorable commercial terms. Excluding this exit from a block of business in the prior year, net sales were up 3.4 percent. Truck build data continues to show that NAFTA build rates have stabilized, but at dramatically lower levels than a year ago. Sales of off-road products totaling $45.9 million declined slightly for the third quarter posting a decrease of 1.1 percent from $46.5 million over the same period in the prior year. Excluding the effects of currency translation, results were essentially flat. Stronger defense product sales were offset by weak conditions in markets for construction and light industrial equipment. Sales of aftermarket products for the first quarter were $88.9 million, a decrease of 8.3 percent from $97.0 million in the prior year. North American and European freight volumes and vehicle utilization rates continue to be weak, negatively affecting aftermarket product sales.

Consolidated gross margin for the first quarter of fiscal 2002 was 30.6 percent, up from 29.7 percent in the same quarter of the prior year. The year-over-year improvement was attributable to improved product mix and the realized benefits of last year's plant rationalization efforts, partially offset by on-going plant rationalization efforts costing 2 cents per share in the quarter.

Operating expenses during the first quarter of fiscal 2002 were $59.3 million (20.5 percent of sales), compared to $58.0 million (20.0 percent of sales) in the same quarter of fiscal 2001. Included in operating expenses in the prior year was $1.0 million of goodwill amortization and the positive impact from a warranty settlement of $1.7 million. Excluding these two adjustments, operating expenses were 20.2 percent of sales in the prior year.

Other income for the first quarter of $0.7 million increased $1.5 million from $0.8 million of expense in the same period in the prior year. Other income for the first quarter consisted of income from unconsolidated affiliates of $1.0 million, interest income of $0.2 million and other expense of $0.5 million. For the quarter, interest expense was $2.4 million, down $0.7 million from the first quarter in the prior year, reflecting lower short-term debt levels as compared to the prior year.

The income tax rate for the quarter was 28 percent, down from 30 percent in fiscal 2001. The tax rate was adjusted in the third quarter of fiscal 2001 to provide for the increased contributions from the Company's international operations and reflects the foreign tax credit generated by the receipt of a dividend from the Company's operations in Japan and the reduction of a net operating loss valuation allowance in our Mexico operations. The Company anticipates that it will continue to have a higher proportion of income coming from its international operations located in Europe and Asia. As a result, the Company anticipates maintaining the 28 percent tax rate through the end of the fiscal year.

Total backlog of $331 million at October 31, 2001 was up 5 percent relative to the same period in the prior year and down 7 percent from the prior quarter end. In the Industrial Products segment, total backlog increased 6 percent from the same period in the prior year but decreased 11 percent from the prior quarter end. In the Engine Products segment, total backlog increased 4 percent from the same period in the prior year but increased 2 percent from the prior quarter end.

Hard order backlog - goods scheduled for delivery in 90 days - was $176 million, down 4 percent from the same period in the prior year and down 2 percent from the prior quarter end. In the Industrial Products segment, hard order backlog decreased 7 percent from the same period in the prior year and decreased 1 percent from the prior quarter end. In the Engine Products segment, hard order backlog decreased 1 percent from the same period in the prior year and decreased 4 percent from the prior quarter end.

The impact of foreign currency translation, resulted in a decrease in net sales of $1.8 million and virtually no impact on net earnings for the first quarter. The decrease in net sales was a direct result of the weakness of currencies against the U.S. dollar in several of the Company's operating locations throughout the world. The currencies that impacted the Company's sales results the most were the Japanese Yen and the South African Rand, which resulted in a decrease in net sales of $2.4 million and $0.9 million, respectively. The Australian Dollar also had a negative impact on the Company's first quarter net sales with a decrease in net sales of $0.4 million. The negative impact of these currencies was offset by the foreign exchange impact of the Euro, which resulted in a gain of $1.9 million for the quarter. On a local currency basis, revenues outside the U.S. were flat. Using last year's foreign exchange rates, total worldwide revenue would have been flat versus the reported decrease of 0.5 percent.


Outlook

Within the Industrial Products segment, the Company expects continued strength in gas turbine sales throughout calendar year 2002, although the year-over-year growth rates are expected to level off from the recent high levels. The difficult operating conditions for dust collection product sales and portions of special applications products are expected to persist for at least the next quarter. Within the Engine Products segment, the Company anticipates continued weak economic conditions, but easing year-over-year comparisons should begin following last year's second quarter slowdown in the end markets for Engine Products.

Recognizing the difficult economic conditions for many of the end markets, the Company will continue to focus on managing its cost structure through continued discretionary expense controls, lower spending for plant rationalization efforts compared to the prior year, and other initiatives designed to increase the operating efficiencies of the business.


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

The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to: risks associated with currency fluctuations, commodity prices, world economic factors, political factors, the Company's substantial international operations, highly competitive markets, changes in product demand and changes in the geographic and product mix of sales, acquisition opportunities and integration of recent acquisitions, facility and product line rationalization, research and development expenditures, including ongoing information technology improvements, and governmental laws and regulations, including diesel emissions controls. For a more detailed explanation of the foregoing and other risks, see Exhibit 99, which is part of the Company's Form 10-K filed with the Securities and Exchange Commission. The Company wishes to caution investors that other factors may in the future prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

         The Company's exposure to market risks for changes in interest rates relates primarily to our short-term investments, short-term borrowings and interest rate swap agreement. We have no earnings or cash flow exposure due to market risks on our long-term debt obligations as a result of the fixed-rate nature of the debt. However, interest rate changes would affect the fair market value of the debt. At October 31, 2001, the fair value of the Company's long-term debt approximates market. Market risk is estimated as the potential decrease in fair value resulting from a hypothetical one-half percent increase in interest rates and amounts to approximately $3.2 million.

         On June 6, 2001, the Company entered into an interest rate swap agreement effectively converting a portion of the Company's interest rate exposure from a fixed rate to a variable rate basis to hedge against the risk of higher borrowing costs in a declining interest rate environment. The Company does not enter into interest rate swap contracts for speculative or trading purposes; as the differential to be paid or received on the interest rate swap agreement is accrued and recognized as an adjustment to interest expense as interest rates change. The interest rate swap agreement has an aggregate notional amount of $27.0 million maturing on July 15, 2008. The variable rate is based on the current six-month London Interbank Offered Rates ("LIBOR"). This transaction had no affect on interest expense for the quarter ended October 31, 2001.

         The Company does not enter into market risk-sensitive instruments for trading purposes to generate revenues. There have been no material changes in the reported market risk of the Company since July 31, 2001. See further discussion of these market risks in the Donaldson Company, Inc. Annual Report on Form 10-K for the year ended July 31, 2001.


                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security holders

         None


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit Index

                  None

         (b)      Reports on Form 8-K.

                  (1) The Company filed Form 8-K on August 13, 2001, filing the Company's press release dated August 13, 2001 as exhibit 99.1 of the Form 8-K.

                  (2) The Company filed Form 8-K on August 28, 2001, filing the Company's press release dated August 28, 2001 as exhibit 99.1 of the Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DONALDSON COMPANY, INC.
                                        -----------------------
                                              (Registrant)




Date   December 17, 2001                By  /s/ William M. Cook
     ----------------------                -------------------------------------
                                             William M. Cook
                                             Senior Vice President and
                                             Chief Financial Officer




Date   December 17, 2001                By  /s/ Thomas A. Windfeldt
     ----------------------                -------------------------------------
                                             Thomas A. Windfeldt
                                             Vice President,
                                             Controller and Treasurer,
                                             Chief Accounting Officer