Form 10-Q
period 2002-01-31
DONALDSON CO INC
filed 2002-03-18
CIK 29644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING January 31, 2002 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

Commission File Number 1-7891
                       ------

                             DONALDSON COMPANY, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                              41-0222640
      --------------------------------------------------------------------
       (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)             Identification Number)

                              1400 West 94th Street
                          Minneapolis, Minnesota 55431
                       ----------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

Common Stock, $5 Par Value - 44,186,914 shares as of February 28, 2002
----------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.


                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                 (Thousands of Dollars Except Per Share Amounts)
                                   (Unaudited)

                                      Three Months Ended                 Six Months Ended
                                          January 31                        January 31
                                -----------------------------     -----------------------------
                                    2002             2001             2002             2001
                                ------------     ------------     ------------     ------------
Net sales                       $    264,281     $    279,631     $    552,710     $    569,500

Cost of sales                        183,007          193,315          383,118          397,228
                                ------------     ------------     ------------     ------------

Gross margin                          81,274           86,316          169,592          172,272

Operating expenses                    52,976           58,843          112,246          116,890
                                ------------     ------------     ------------     ------------

Operating income                      28,298           27,473           57,346           55,382

Other (income) expense                  (955)          (1,590)          (1,686)            (785)

Interest expense                       1,190            3,199            3,574            6,297
                                ------------     ------------     ------------     ------------

Earnings before income taxes          28,063           25,864           55,458           49,870

Income taxes                           7,303            7,759           14,974           14,961
                                ------------     ------------     ------------     ------------

Net earnings                    $     20,760     $     18,105     $     40,484     $     34,909
                                ============     ============     ============     ============

Weighted average shares
 outstanding                      44,152,615       44,273,159       44,215,963       44,422,165

Diluted shares outstanding        45,666,536       45,212,000       45,749,289       45,413,550

Net earnings per share          $        .47     $        .41     $        .92     $        .79

Net earnings per share
 assuming dilution              $        .45     $        .40     $        .88     $        .77

Dividends paid per share        $       .075     $       .075     $        .15     $       .145

See Notes to Condensed Consolidated Financial Statements

                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                  January 31       July 31
                                                                     2002           2001
                                                                  ----------     ----------
ASSETS
------
CURRENT ASSETS
     Cash and cash equivalents                                    $   52,500     $   36,136
     Accounts receivable                                             199,862        230,046
     Inventories
          Materials                                                   44,906         50,426
          Work in process                                             18,887         21,209
          Finished products                                           36,511         40,999
                                                                  ----------     ----------
                Total inventories                                    100,304        112,634
    Prepaid and other current assets                                  36,501         28,411
                                                                  ----------     ----------
                TOTAL CURRENT ASSETS                                 389,167        407,227

   Property, plant and equipment, at cost                            508,084        491,595
   Less accumulated depreciation                                    (292,799)      (283,937)
                                                                  ----------     ----------
          Property, plant and equipment, net                         215,285        207,658
   Intangible assets                                                  57,805         58,205
   Other assets                                                       34,739         33,740
                                                                  ----------     ----------
               TOTAL ASSETS                                       $  696,996     $  706,830
                                                                  ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
 CURRENT LIABILITIES
     Short-term debt                                              $   41,593     $   59,393
     Current maturities of long-term debt                                 23             23
     Trade accounts payable                                           86,689        100,287
     Accrued employee compensation and related taxes                  23,274         29,945
     Warranty and accrued liabilities                                 20,778         17,597
     Other current liabilities                                         8,215         10,034
                                                                  ----------     ----------
            TOTAL CURRENT LIABILITIES                                180,572        217,279

     Long-term debt                                                   98,409         99,259
     Deferred income taxes                                             9,058          9,189
     Other long-term liabilities                                      66,669         62,010

SHAREHOLDERS' EQUITY
--------------------
     Preferred stock, $1 par value,
       1,000,000 shares authorized, no shares issued                      --             --
     Common stock, $5 par value, 80,000,000 shares authorized,
        49,655,954 issued                                            248,280        248,280
     Additional paid-in capital                                           --             --
     Retained earnings                                               235,535        203,499
     Accumulated other comprehensive loss                            (27,561)       (24,235)
     Treasury stock - 5,441,946 and 5,273,121 shares at
       January 31, 2002 and July 31, 2001, respectively             (113,966)      (108,451)
                                                                  ----------     ----------
            TOTAL SHAREHOLDERS' EQUITY                               342,288        319,093
                                                                  ----------     ----------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $  696,996     $  706,830
                                                                  ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                       Six Months Ended
                                                                          January 31
                                                                      2002           2001
                                                                   ----------     ----------
OPERATING ACTIVITIES

     Net earnings                                                  $   40,484     $   34,909
     Adjustments to reconcile net earnings to
         Net cash provided by operating activities:
            Depreciation and amortization                              15,958         18,631
            Changes in operating assets and liabilities                13,816        (30,001)
            Other                                                       3,986          2,430
                                                                   ----------     ----------
            Net Cash Provided by Operating Activities                  74,244         25,969

INVESTING ACTIVITIES

     Net expenditures on property and equipment                       (25,115)       (15,255)
                                                                   ----------     ----------
     Net Cash Used in Investing Activities                            (25,115)       (15,255)

FINANCING ACTIVITIES

     Purchase of treasury stock                                        (8,358)       (10,297)
     Increase in long-term debt                                           111          1,089
     Decrease in long-term debt                                           (24)          (883)
     Change in short-term debt                                        (17,525)         7,871
     Dividends paid                                                    (6,640)        (6,444)
     Other                                                              1,035            807
                                                                   ----------     ----------
            Net Cash Provided by (Used in) Financing Activities       (31,401)        (7,857)

Effect of exchange rate changes on cash                                (1,364)          (714)
                                                                   ----------     ----------

Increase in cash and cash equivalents                                  16,364          2,143

Cash and Cash Equivalents-Beginning of Year                            36,136         32,017
                                                                   ----------     ----------

Cash and Cash Equivalents-End of Period                            $   52,500     $   34,160
                                                                   ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended January 31, 2002 are not necessarily indicative of the results that may be expected for the year ending July 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in Donaldson Company, Inc. and subsidiaries' Annual Report on Form 10-K for the year ended July 31, 2001. Certain amounts in prior periods have been reclassified to conform to the current presentation. The reclassifications had no impact on the net earnings as previously reported.

Note B - Net Earnings Per Share

The Company's basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and dilutive shares relating to stock options.

The following table presents information necessary to calculate basic and diluted net earnings per common share:

                                                     Three Months Ended              Six Months Ended
                                                         January 31                    January 31
                                                 --------------------------    --------------------------
                                                     2002           2001           2002           2001
                                                 -----------    -----------    -----------    -----------
Weighted average shares outstanding - Basic      44,152,615      44,273,159     44,215,963     44,422,165

    Diluted share equivalents                     1,513,921         938,841      1,533,326        991,385
                                                -----------     -----------    -----------    -----------

Weighted average shares outstanding - Diluted    45,666,536      45,212,000     45,749,289     45,413,550
                                                ===========     ===========    ===========    ===========

Net earnings for basic and diluted
    earnings per share computation              $20,760,000     $18,105,000    $40,484,000    $34,909,000
                                                -----------     -----------    -----------    -----------

Net earnings per share - Basic                  $       .47     $       .41    $       .92    $       .79
                                                ===========     ===========    ===========    ===========

Net earnings per share - Diluted                $       .45     $       .40    $       .88    $       .77
                                                ===========     ===========    ===========    ===========

Note C - Comprehensive Income

The Company reports accumulated other comprehensive income as a separate item in the shareholders' equity section of the balance sheet. Other comprehensive income consists of foreign currency translation adjustments and net gains or losses on cash flow hedging derivatives. Total comprehensive income and its components are as follows (in thousands):

                                                     Three Months Ended              Six Months Ended
                                                          January 31                    January 31
                                                    -------------------------     -------------------------
                                                       2002           2001           2002           2001
                                                    ----------     ----------     ----------     ----------
Net earnings                                        $   20,760     $   18,105     $   40,484     $   34,909
Foreign currency translation adjustment                 (6,765)         6,548         (3,762)        (7,118)
Net gain (loss) on cash flow hedging derivatives           705           (341)           436            408
                                                    ----------     ----------     ----------     ----------
Total other comprehensive income                    $   14,700     $   24,312     $   37,158     $   28,199
                                                    ==========     ==========     ==========     ==========

Total accumulated other comprehensive loss and its components are as follows (in thousands):

                                                    January 31       July 31
                                                       2002            2001
                                                    ----------     ----------
Foreign currency translation adjustment             $  (28,002)    $  (24,240)
Net gain on cash flow hedging derivatives                  782            346
Additional minimum pension liability                      (341)          (341)
                                                    ----------     ----------
Total accumulated other comprehensive loss          $  (27,561)    $  (24,235)
                                                    ==========     ==========

Note D - Segment Reporting

The Company has two reportable segments, Engine Products and Industrial Products, that have been identified based on the internal organization structure, management of operations and performance evaluation. Segment detail is summarized as follows (in thousands):

                                            Engine     Industrial    Corporate &       Total
                                           Products     Products     Unallocated      Company
                                           --------     --------     -----------      -------
Three Months Ended
January 31, 2002:
   Net sales                             $  139,693    $  124,588            --     $  264,281
   Earnings before income taxes              13,156        17,582    $   (2,675)        28,063
January 31, 2001:
   Net sales                                138,638       140,993            --        279,631
   Earnings before income taxes               7,794        22,957        (4,887)        25,864

Six Months Ended
January 31, 2002:
   Net Sales                                296,198       256,512            --        552,710
   Earnings before income taxes              31,912        36,211       (12,665)        55,458

January 31, 2001:
   Net Sales                                305,774       263,726            --        569,500
   Earnings before income taxes          $   22,957    $   35,731    $   (8,818)    $   49,870

Note E - Derivative Instruments and Hedging Activities

The Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." effective beginning fiscal 2001. SFAS 133 and SFAS 138 require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The Company enters into foreign exchange contracts and other hedging activities to mitigate potential foreign currency gains and losses relative to local currencies in the markets to which it sells. The Company has recorded a credit to other comprehensive income related to the foreign exchange contracts of $0.7 million and $0.4 million for the three and six months ended January 31, 2002.

In June 2001 the Company entered into an interest rate swap agreement which was determined to be a fair value hedge under SFAS 133 and SFAS 138. As of January 31, 2002, the interest rate swap had a fair value of $0.3 million.

Note F - New Accounting Standards

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Major provisions of these statements are as follows: all business combinations must now use the purchase method of accounting, the pooling of interest method of accounting is now prohibited; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as a part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized, but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. The Company has adopted the provisions of these statements as of August 1, 2001. As required by SFAS 142, the Company has performed step one of the impairment testing of goodwill for the balances as of July 31, 2001. The results of this test show that the fair market value of the reporting units that the goodwill is assigned to is higher than the book values of those reporting units resulting in no goodwill impairment. The Company will perform impairment tests annually and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. As of August 1, 2001, the Company is no longer amortizing goodwill. Goodwill amortization expense was $0.7 million and $1.3 million net of income taxes for the three and six months ended January 31, 2001. The Company estimates that goodwill amortization expense would have been approximately $0.6 million and $1.3 million net of income taxes in the three and six months ended January 31, 2002. The following table presents a reconciliation of net income and earnings per share adjusted for the exclusion of goodwill, net of income taxes:

                                                    Three Months Ended
                                                        January 31
(In thousands, except per share amounts)     2002          2001          2000
                                          ----------    ----------    ----------
Reported net income                       $   20,760    $   18,105    $   17,406
Add: Goodwill amortization, net of tax            --           662           474
                                          ----------    ----------    ----------
Adjusted net income                           20,760        18,767        17,880
                                          ==========    ==========    ==========

Basic earnings per share:
Reported basic earnings per share                .47           .41           .38
Add: Goodwill amortization, of tax                --           .01           .01
                                          ----------    ----------    ----------
Adjusted basic earnings per share                .47           .42           .39
                                          ==========    ==========    ==========

Diluted earnings per share:
Reported diluted earnings per share              .45           .40           .37
Add: Goodwill amortization, net of tax            --           .01           .01
                                          ----------    ----------    ----------
Adjusted diluted earnings per share       $      .45    $      .41    $      .38
                                          ==========    ==========    ==========

                                                     Six Months Ended
                                                        January 31
(In thousands, except per share amounts)     2002          2001          2000
                                          ----------    ----------    ----------
Reported net income                       $   40,484    $   34,909    $   34,414
Add: Goodwill amortization, net of tax            --         1,323           974
                                          ----------    ----------    ----------
Adjusted net income                           40,484        36,232        35,388
                                          ==========    ==========    ==========

Basic earnings per share:
Reported basic earnings per share                .92           .79           .75
Add: Goodwill amortization, of tax                --           .03           .02
                                          ----------    ----------    ----------
Adjusted basic earnings per share                .92           .82           .77
                                          ==========    ==========    ==========

Diluted earnings per share:
Reported diluted earnings per share              .88           .77           .73
Add: Goodwill amortization, net of tax            --           .03           .02
                                          ----------    ----------    ----------
Adjusted diluted earnings per share       $      .88    $      .80    $      .75
                                          ==========    ==========    ==========


As of July 31, 2001, goodwill was $57.5 million. There were no additions during the first six months of fiscal 2002.

Note G - Acquisitions

The Company completed the purchase of all of the outstanding shares of AirMaze Corporation for $31.9 million in cash effective November 1, 1999. AirMaze Corporation was merged into Donaldson Company, Inc. effective April 1, 2000. AirMaze products include heavy-duty air and liquid filters, air/oil separators and high purity air filter products. AirMaze manufacturing facilities are located in Stow, Ohio and Greenville, Tennessee. The excess of purchase price over the fair values of the net assets acquired was $26.8 million and has been recorded as goodwill. AirMaze operations are a part of the Company's Engine Products segment. As of January 31, 2002, the balance of restructuring liabilities recorded in conjunction with the acquisition was approximately $0.2 million for costs associated with the termination and relocation of employees. There were no costs incurred and charged to this reserve associated with the termination and relocation of employees for the three and six months ended January 31, 2002. The integration of AirMaze resulted in a reduction in the work force of approximately 15 employees during fiscal 2001. The remaining acquisition related restructuring activities are expected to be completed by the end of fiscal 2002.

The Company acquired the DCE dust control business of Invensys, plc for $56.4 million effective February 1, 2000. DCE, headquartered in Leicester, England
(UK) with smaller facilities in Germany and the United States and assembly operations in South Africa, Australia and Japan, is a major participant in the global dust collection industry. The excess of purchase price over the fair values of the net assets acquired was $33.2 million and has been recorded as goodwill. DCE operations are a part of the Company's Industrial Products segment. As of January 31, 2002, the balance of restructuring liabilities recorded in conjunction with the acquisition was approximately $0.6 million of costs associated with the closure and sale of acquired facilities as well as termination and relocation of employees. There were no costs incurred and charged to the reserve associated with the closure and sale of acquired facilities for the three months ended January 31, 2002 and $0.9 million for the six months ended January 31, 2002. Costs incurred and charged to the reserve associated with the termination and relocation of employees were $0.1 million for the three months ended January 31, 2002 and $0.6 million for the six months ended January 31, 2002. The integration of DCE resulted in a reduction in the work force of approximately 140 employees during fiscal 2001. The remaining acquisition related restructuring activities are expected to be completed by the end of fiscal 2002.

Note H - Future Accounting Changes and Developments

The Securities and Exchange Commission recently issued an interpretive financial reporting release entitled "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" (FR-60) and a companion release "Commission Statement About Management's Discussion and Analysis of Financial Condition and Results of Operations" (FR-61). The Company is presently reviewing the suggested disclosures as set forth therein. For a summary of the Company's accounting policies see the Summary of Significant Accounting Policies in the Company's Annual Report to Shareholders for the year ended July 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Company generated $74.2 million of cash and cash equivalents from operations during the first six months of fiscal 2002. Operating cash flows increased by $48.3 million from the same period in the prior year due to a decrease in accounts receivable compared to an increase in the prior year and a higher decrease in inventory compared to the prior year. These cash flows, plus borrowings from the Company's credit facility, were used during the first six months of fiscal 2002 primarily to support $25.1 million in capital additions, repurchase $8.4 million of treasury stock and for the payment of $6.6 million in dividends. At the end of the second quarter, the Company had remaining authority to purchase 4.2 million shares of common stock under the share repurchase program authorized in January 2001.

At the end of the second quarter, the Company held $52.5 million in cash and cash equivalents. Short-term debt totaled $41.6 million, down from $59.4 million at July 31, 2001. The amount of unused lines of credit as of January 31, 2002 was approximately $101.8 million. Long-term debt of $98.4 million at January 31, 2002, was down from $99.3 million at July 31, 2001 and represented 23.3 percent of total long-term capital, down slightly from 23.7 percent at July 31, 2001.

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

The Company has two reporting segments engaged in the design, manufacture and sale of systems to filter air and liquid and other complementary products. The two segments are Engine Products and Industrial Products. Products in the Engine Products segment consist of air intake systems, exhaust systems, liquid filtration systems and replacement filters. The Engine Products segment sells to original equipment manufacturers (OEMs) in the construction, industrial, mining, agriculture and transportation markets and to independent distributors, OEM dealer networks, private label accounts and large private fleets. Products in the Industrial Products segment consist of dust, fume and mist collectors, static and pulse-clean air filter systems for industrial gas turbines, computer disk drive filter products and other specialized air filtration systems. The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines and disk drives, and other OEMs and end users requiring highly purified air.

The Company reported net earnings for the second quarter ended January 31, 2002 of $20.8 million, up from the $18.1 million recorded in the second quarter of the prior year. Total net sales for the three months ended January 31, 2002 of $264.3 million were down 5.5 percent from prior year sales of $279.6 million. Foreign currency translation reduced second quarter net sales by 1.7 percent. The increase in net earnings reflects the Company's continued efforts in managing costs. Diluted net earnings per share were 45 cents, up
12.5 percent from prior year diluted net earnings per share of 40 cents as the average number of shares outstanding increased slightly compared to the prior year period.

For the six months ended January 31, 2002 net earnings were $40.5 million up from $34.9 million in the same period of the prior year. Year-to-date the Company shows improvements on nearly every line of the income statement despite the decrease in sales. This again reflects the Company's efforts on cost management and return on investment improvements. The Company has improved its working capital and inventory levels, using cash to reduce debt levels and fund cost efficiency initiatives, including its new manufacturing facilities in Mexico, China and Pennsylvania. Year-to-date, diluted net earnings per share were 88 cents, up 14.3 percent from prior year diluted net earnings per share of 77 cents.

For the second quarter, net sales in the Industrial Products segment of $124.6 million decreased 11.6 percent from a record $141.0 million in the prior year. This decrease reflects continued low levels of industrial capital spending. For the six month period ending January 31, 2002, sales in the Industrial Products segment were $256.5 million, a decrease of 2.7 percent from a record $263.7 million in the prior year. Within the Industrial Products segment, for the second quarter gas turbine product sales were a record $52.4 million, an increase of 1.2 percent from a record $51.8 million in the prior year. Year-to-date, gas turbine product sales were a record $109.7 million, up 27.2 percent from a record $86.2 million in the prior year. For the quarter, sales of dust collection products were $44.1 million, a decrease of 21.7 percent from a record $56.3 million in the same period in the prior year. Year-to-date, dust collection product sales were $92.3 million, down 20.5 percent from a record $116.1 million in the prior year. The decrease in dust collection product sales is a result of the U.S. manufacturing economy remaining in a recession during the last quarter as the industrial production, capacity utilization and machine tool consumption weakened in the quarter. The U.K. and German manufacturing economies remained weak as well, creating a difficult environment for European dust collection sales. For the quarter, sales of special application products were $28.1 million, a 14.6 percent decrease from prior year sales of $32.9 million. Within special application products, disk drive filter sales were down from the prior year, as were photolithography filtration sales, reflecting the weakness in the computer, electronics and semiconductor markets that began a year ago. Year-to-date, special application product sales were $54.6 million, a decrease of 11.2 percent from $61.4 million in the prior year.

For the second quarter, net sales in the Engine Products segment of $139.7 million increased 0.8 percent from $138.6 million in the prior year. This increase is the first year-over-year quarterly increase since the first quarter of fiscal 2001. For the six month period ending January 31, 2002, sales in the Engine Products segment were $296.2 million, a decrease of 3.1 percent from $305.8 million in the prior year. North American markets for medium and heavy-duty truck continue to be stable at low build levels, while European markets are weakening. For the quarter, truck sales were $19.6 million, an increase of 24.0 percent from $15.8 million in the prior year. Year-to-date, sales were $41.2 million, an increase of 4.5 percent from $39.5 million the prior year. Worldwide sales of off-road products in the quarter were $44.1 million, flat with the prior year. Strength in defense and mining equipment markets was offset by continued weakness in non-residential construction equipment and light industrial equipment markets. Year-to-date, sales were $90.0 million, a decrease of 0.6 percent from $90.6 million in the prior year. Aftermarket product sales in the quarter were $76.0 million, a decrease of 3.4 percent from $78.7 million in the prior year. Orders per day bottomed out midway through the quarter, improving slightly in late January as inventory levels at parts dealers and distributors were taken to very low levels. Year-to-date, sales were $165.0 million, a decrease of 6.1 percent from $175.7 million in the prior year.

In U.S. dollars, total international sales decreased 1.8 percent from the same period in the prior year. Total international Industrial Product sales were down
2.3 percent from the same period in the prior year. Within this segment, international sales in gas turbine products increased 28.6 percent from the prior year while international dust collection products and special application products had decreases in sales from the prior year of 13.6 percent and 4.0 percent, respectively. Total international Engine Product sales were down 1.4 percent from the same period in the prior year. Within this segment, international sales in off-road and transportation products increased from the prior year by 4.3 percent and 11.6 percent, respectively while international sales in aftermarket products decreased 6.3 percent from the prior year. In Europe and Mexico, total sales increased from the same period in the prior year by 4.5 percent and 7.0 percent, respectively. Sales in Asia-Pacific and South Africa decreased from the same period in the prior year by 9.3 percent and 2.6 percent, respectively.

Consolidated gross margin for the second quarter of fiscal 2002 was 30.8 percent, down only slightly from 30.9 percent in the same quarter of the prior year. Significant product cost reduction and infrastructure improvements to the Company's manufacturing base offset the Company's lower production volumes.

Operating expenses during the second quarter of fiscal 2002 were $53.0 million (20.0 percent of sales), compared to $58.8 million (21.0 percent of sales) in the same quarter of fiscal 2001. This decrease reflects the fact that worldwide headcount has declined to 8,130 employees from 8,620 in the prior year. Discretionary expenses, such as consulting fees and travel continue to be managed carefully. For the year, operating expenses declined to 20.3 percent of sales from 20.5 percent in the prior year, despite the lower sales volume.

Other income for the second quarter of $1.0 million decreased $0.6 million from $1.6 million in the same period in the prior year. Other income for the second quarter consisted of income from unconsolidated affiliates of $1.3 million, interest income of $0.2 million and other expense of $0.5 million. For the quarter, interest expense was $1.2 million, down from $3.2 million in the first quarter of the prior year. This decrease is a result of a reduction in total debt by $44.6 million from the prior year and lower interest rates. Year-to-date, interest expense was $3.6 million, down 43.2 percent from $6.3 million in the prior year.

The income tax rate for the quarter was 26.0 percent, which reduced the year-to-date rate to 27.0 percent, down from 28.0 percent for the full-year fiscal 2001. The tax rate was adjusted in the quarter to reflect state tax savings from infrastructure improvements. The Company anticipates maintaining the 27.0 percent tax rate through the end of the fiscal year.

Total backlog of $341 million at January 31, 2002 was down 3 percent relative to the same period in the prior year but was up 3 percent from the prior quarter end. In the Industrial Products segment, total backlog decreased 4 percent from the same period in the prior year but increased 11 percent from the prior quarter end. In the Engine Products segment, total backlog decreased 3 percent from the same period in the prior year and decreased 5 percent from the prior quarter end.

Hard order backlog - goods scheduled for delivery in 90 days - was $175 million, up 2 percent from the same period in the prior year and flat from the prior quarter end. In the Industrial Products segment, hard order backlog increased 6 percent from the same period in the prior year but decreased 1 percent from the prior quarter end. In the Engine Products segment, hard order backlog decreased 2 percent from the same period in the prior year and increased 1 percent from the prior quarter end.

The impact of foreign currency translation, resulted in a decrease in net sales of $4.5 million from the second quarter in the prior year and decreased net earnings by $0.2 million. These decreases were mainly due to continued weakness of currencies against the U.S. dollar in several of the Company's operating locations throughout the world. The currencies impacting the Company's sales results most were the Japanese Yen and the South African Rand, which resulted in a decrease in net sales of $2.3 million and $1.3 million, respectively. The Euro also had a negative impact on the Company's first quarter net sales with a decrease in net sales of $0.7 million. Year-to-date, foreign currency translation has decreased net sales by $6.3 million and net earnings by $0.2 million. On a local currency basis, revenues outside the U.S. were flat in the quarter and increased 0.4 percent year-to-date. Using last year's foreign exchange rates, total worldwide revenue would have decreased 3.9 percent in the quarter and 1.8 percent year-to-date.


Accounting Policies

Note A to the consolidated financial statements in the Company's annual report on Form 10-K for the year ended July 31, 2001 provides a summary of the significant accounting policies followed in the preparation of the Company's financial statements. Note A and the other notes to the financial statements describe the good faith estimates and assumptions made by the Company in conformity with generally accepted accounting principles in the United States based on its understanding and analysis of the relevant circumstances.


Outlook

Within the Industrial Products segment, the Company has good visibility on gas turbine sales and expects revenue to remain strong throughout fiscal 2002 and into early fiscal 2003, although year-over-year growth rates have begun to moderate and there is an increased risk of customer cancellations. The Company expects difficult operating conditions to persist for dust collection equipment sales, although replacement filter sales are expected to trend up in the near term as manufacturers begin to replenish depleted inventories. Conditions are expected to moderate for disk drive filtration in light of the Company's view that market declines have bottomed out. Within the Engine Products segment, the Company anticipates the current trends continuing: build rates have stabilized for on-road trucks and off-road markets are awaiting recovery in industrial construction. Sales growth in engine aftermarket products is expected to increase as inventories are already low and freight volumes are beginning to recover.

Until general economic conditions improve, the Company will continue managing its cost structure as it did during the first six months of fiscal 2002. Focus will remain on discretionary expense controls, lowered spending on plant rationalization efforts and continued work on initiatives to increase the operating efficiencies of the business.


Forward-Looking Statements

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is making this cautionary statement in connection with such safe harbor legislation. This Form 10-Q, earnings releases or other press releases, the Company's Annual Report to

Shareholders, any Form 10-K, 10-Q or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "plan," "project," "should" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections are "forward-looking statements" and are based on management's current expectations of the Company's near-term results, based on current information available to the Company.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

         The Company's exposure to market risks for changes in interest rates relates primarily to our short-term investments, short-term borrowings and interest rate swap agreement. We have no earnings or cash flow exposure due to market risks on our long-term debt obligations as a result of the fixed-rate nature of the debt. However, interest rate changes would affect the fair market value of the debt. At January 31, 2002, the fair value of the Company's long-term debt approximates market. Market risk is estimated as the potential decrease in fair value resulting from a hypothetical one-half percent increase in interest rates and amounts to approximately $2.8 million.

         On June 6, 2001, the Company entered into an interest rate swap agreement effectively converting a portion of the Company's interest rate exposure from a fixed rate to a variable rate basis to hedge against the risk of higher borrowing costs in a declining interest rate environment. The Company does not enter into interest rate swap contracts for speculative or trading purposes; as the differential to be paid or received on the interest rate swap agreement is accrued and recognized as an adjustment to interest expense as interest rates change. The interest rate swap agreement has an aggregate notional amount of $27.0 million maturing on July 15, 2008. The variable rate is based on the current six-month London Interbank Offered Rates ("LIBOR"). This transaction decreased interest expense by $0.5 million for the six months ended January 31, 2002.

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

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security holders

         (a) The Annual meeting of shareholders of Registrant was held on November 16, 2001. A total of 44,097,328 shares were outstanding and entitled to vote at the meeting. A total of 40,618,200 shares were represented at the meeting.

         (b) Not Applicable.

         (c) Matters Submitted and Voting Results:

             (i) Election of Directors:

                 Name of Nominee                       Vote Tabulation
                                                   For                Withheld
                                                   ---                --------
                 Paul B. Burke                  40,239,812             378,388
                 Kendrick B. Melrose            40,238,144             380,056
                 Stephen W. Sanger              40,226,104             392,097

            (ii) Ratified appointment of Arthur Andersen LLP as Registrant's independent public auditors for the fiscal year ending July
                 31, 2002 with the following vote: For -- 40,231,620; Against -- 263,014; Abstaining -- 123,567.

           (iii) Approved 2001 Master Stock Incentive Plan with the following vote: For -- 24,806,566; Against -- 11,956,162; Abstaining --
                 296,904; Broker Non-Vote -- 3,558,568.

         (d) Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit Index

                  None

         (b)      Reports on Form 8-K.

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DONALDSON COMPANY, INC.
                                        -----------------------
                                              (Registrant)




Date   March 18, 2002                   By   /s/ William M. Cook
     ---------------------                 ---------------------
                                             William M. Cook
                                             Senior Vice President and
                                             Chief Financial Officer




Date    March 18, 2002                  By   /s/ Thomas A. Windfeldt
      --------------------                 -------------------------
                                             Thomas A. Windfeldt
                                             Vice President and Controller
                                             and chief accounting officer