Form 10-Q
period 2002-04-30
DONALDSON CO INC
filed 2002-06-13
CIK 29644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING April 30, 2002 OR

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

Common Stock, $5 Par Value - 44,113,140 shares as of May 31, 2002
-----------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements.

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                (Thousands of dollars, except per share amounts)
                                   (Unaudited)

                                     Three Months Ended                Nine Months Ended

                                          April 30                          April 30
                                -----------------------------     -----------------------------
                                    2002             2001             2002             2001
                                ------------     ------------     ------------     ------------
Net sales                       $    269,423     $    269,721     $    822,133     $    839,221

Cost of sales                        184,447          190,541          567,565          587,769
                                ------------     ------------     ------------     ------------

Gross margin                          84,976           79,180          254,568          251,452

Operating expenses                    54,953           54,571          167,199          171,461
                                ------------     ------------     ------------     ------------

Operating income                      30,023           24,609           87,369           79,991

Other (income) expense                  (810)          (1,868)          (2,496)          (2,653)

Interest expense                       1,417            3,104            4,991            9,401
                                ------------     ------------     ------------     ------------

Earnings before income taxes          29,416           23,373           84,874           73,243

Income taxes                           7,942            5,547           22,916           20,508
                                ------------     ------------     ------------     ------------

Net earnings                    $     21,474     $     17,826     $     61,958     $     52,735
                                ============     ============     ============     ============

Weighted average shares
 outstanding                      44,196,624       44,317,697       44,190,547       44,388,211

Diluted shares outstanding        45,728,376       45,409,996       45,768,766       45,480,057

Net earnings per share          $        .48     $        .40     $       1.40     $       1.19

Net earnings per share
 assuming dilution              $        .47     $        .39     $       1.35     $       1.16

Dividends paid per share        $       .080     $       .075     $       .230     $       .220

See Notes to Condensed Consolidated Financial Statements.

                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Thousands of dollars, except per share amounts)
                                   (Unaudited)

                                                                   April 30,      July 31,
                                                                     2002           2001
                                                                  ----------     ----------
ASSETS
------
CURRENT ASSETS
     Cash and cash equivalents                                    $   70,771     $   36,136
     Accounts receivable                                             205,841        230,046
     Inventories
          Materials                                                   46,742         50,426
          Work in process                                             19,659         21,209
          Finished products                                           38,003         40,999
                                                                  ----------     ----------
                Total inventories                                    104,404        112,634
    Prepaid and other current assets                                  32,321         28,411
                                                                  ----------     ----------
                TOTAL CURRENT ASSETS                                 413,337        407,227

   Property, plant and equipment, at cost                            522,442        491,595
   Less accumulated depreciation                                    (302,938)      (283,937)
                                                                  ----------     ----------
          Property, plant and equipment, net                         219,504        207,658
   Intangible assets                                                  58,401         58,205
   Other assets                                                       44,197         33,740
                                                                  ----------     ----------
               TOTAL ASSETS                                       $  735,439     $  706,830
                                                                  ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
 CURRENT LIABILITIES
     Short-term debt                                              $   41,975     $   59,393
     Current maturities of long-term debt                                 52             23
     Trade accounts payable                                           94,116        100,287
     Accrued employee compensation and related taxes                  28,815         29,945
     Warranty and accrued liabilities                                 21,130         17,597
     Other current liabilities                                         9,458         10,034
                                                                  ----------     ----------
            TOTAL CURRENT LIABILITIES                                195,546        217,279

     Long-term debt                                                   99,502         99,259
     Deferred income taxes                                             9,285          9,189
     Other long-term liabilities                                      67,336         62,010

SHAREHOLDERS' EQUITY
--------------------
     Preferred stock, $1 par value,
       1,000,000 shares authorized, no shares issued                      --             --
     Common stock, $5 par value, 80,000,000 shares authorized,
       49,655,954 issued                                             248,280        248,280
     Retained earnings                                               253,105        203,499
     Accumulated other comprehensive loss                            (22,942)       (24,235)
     Treasury stock - 5,438,955 and 5,273,121 shares at
       April 30, 2002 and July 31, 2001, respectively               (114,673)      (108,451)
                                                                  ----------     ----------
            TOTAL SHAREHOLDERS' EQUITY                               363,770        319,093
                                                                  ----------     ----------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $  735,439     $  706,830
                                                                  ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)
                                   (Unaudited)

                                                               Nine Months Ended
                                                                    April 30
                                                           -------------------------
                                                              2002           2001
                                                           ----------     ----------
OPERATING ACTIVITIES

     Net earnings                                          $   61,958     $   52,735
     Adjustments to reconcile net earnings to
         net cash provided by operating activities:
            Depreciation and amortization                      23,862         27,375
            Changes in operating assets and liabilities        25,491        (22,153)
            Other                                              (5,452)        (9,638)
                                                           ----------     ----------
            Net cash provided by operating activities         105,859         48,319
                                                           ----------     ----------

INVESTING ACTIVITIES

     Net expenditures on property and equipment               (35,774)       (26,985)
                                                           ----------     ----------
     Net cash used in investing activities                    (35,774)       (26,985)
                                                           ----------     ----------

FINANCING ACTIVITIES

     Purchase of treasury stock                                (9,882)       (10,297)
     Increase in long-term debt                                   698          9,453
     Decrease in long-term debt                                   (21)        (1,069)
     Change in short-term debt                                (17,238)         2,241
     Dividends paid                                           (10,178)        (9,767)
     Other                                                      1,484            927
                                                           ----------     ----------
            Net cash used in financing activities             (35,137)        (8,512)
                                                           ----------     ----------

Effect of exchange rate changes on cash                          (313)        (1,216)
                                                           ----------     ----------

Increase in cash and cash equivalents                          34,635         11,606

Cash and cash equivalents-beginning of year                    36,136         32,017
                                                           ----------     ----------

Cash and cash equivalents-end of period                    $   70,771     $   43,623
                                                           ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the nine month period ended April 30, 2002 are not necessarily indicative of the results that may be expected for the year ending July 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in Donaldson Company, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended July 31, 2001. Certain amounts in prior periods have been reclassified to conform to the current presentation. The reclassifications had no impact on the net earnings as previously reported.

Note B - Net Earnings Per Share

The Company's basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and dilutive shares relating to stock options.

The following table presents information necessary to calculate basic and diluted net earnings per common share:

                                                    Three Months Ended             Nine Months Ended
                                                         April 30                       April 30
                                                 --------------------------    --------------------------
                                                     2002           2001           2002           2001
                                                 -----------    -----------    -----------    -----------
Weighted average shares outstanding - basic       44,196,624     44,317,697     44,190,547     44,388,211

    Diluted share equivalents                      1,531,752      1,092,299      1,578,219      1,091,846
                                                 -----------    -----------    -----------    -----------

Weighted average shares outstanding - diluted     45,728,376     45,409,996     45,768,766     45,480,057
                                                 ===========    ===========    ===========    ===========

Net earnings for basic and diluted
    earnings per share computation               $21,474,000    $17,826,000    $61,958,000    $52,735,000
                                                 -----------    -----------    -----------    -----------

Net earnings per share - basic                   $       .48    $       .40    $      1.40    $      1.19
                                                 ===========    ===========    ===========    ===========

Net earnings per share - diluted                 $       .47    $       .39    $      1.35    $      1.16
                                                 ===========    ===========    ===========    ===========

Note C - Comprehensive Income

The Company reports accumulated other comprehensive income as a separate item in the shareholders' equity section of the balance sheet. Other comprehensive income consists of foreign currency translation adjustments and net gains or losses on cash flow hedging derivatives. Total comprehensive income and its components are as follows (in thousands):

                                                        Three Months Ended            Nine Months Ended
                                                             April 30                     April 30
                                                    -------------------------     -------------------------
                                                       2002           2001           2002           2001
                                                    ----------     ----------     ----------     ----------
Net earnings                                        $   21,474     $   17,826     $   61,958     $   52,735
Foreign currency translation adjustment                  5,218         (4,684)         1,456        (11,802)
Net gain (loss) on cash flow hedging derivatives          (599)             3           (163)           411
                                                    ----------     ----------     ----------     ----------
Total other comprehensive income                    $   26,093     $   13,145     $   63,251     $   41,344
                                                    ==========     ==========     ==========     ==========

Total accumulated other comprehensive loss and its components are as follows (in thousands):

                                                     April 30,       July 31,
                                                       2002            2001
                                                    ----------     ----------
Foreign currency translation adjustment             $  (22,785)    $  (24,240)
Net gain on cash flow hedging derivatives                  184            346
Additional minimum pension liability                      (341)          (341)
                                                    ----------     ----------
Total accumulated other comprehensive loss          $  (22,942)    $  (24,235)
                                                    ==========     ==========

Note D - Segment Reporting

The Company has two reportable segments, Engine Products and Industrial Products, that have been identified based on the internal organization structure, management of operations and performance evaluation. Segment detail is summarized as follows (in thousands):

                                     Engine      Industrial    Corporate &       Total
                                    Products      Products     Unallocated      Company
                                    --------      --------     -----------      -------
Three Months Ended
April 30, 2002:
   Net sales                       $  152,010    $  117,413            --     $  269,423
   Earnings before income taxes        17,345        15,114    $   (3,043)        29,416

April 30, 2001:
   Net sales                          149,290       120,431            --        269,721
   Earnings before income taxes        10,917        13,260          (804)        23,373

Nine Months Ended
April 30, 2002:
   Net sales                          448,208       373,925            --        822,133
   Earnings before income taxes        49,257        51,325       (15,708)        84,874
April 30, 2001:
   Net sales                          455,064       384,157            --        839,221
   Earnings before income taxes        33,874        48,991        (9,622)        73,243

Note E - Derivative Instruments and Hedging Activities

The Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" effective beginning fiscal 2001. SFAS No. 133, as amended requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The Company enters into foreign exchange contracts and other hedging activities to mitigate potential foreign currency gains and losses relative to local currencies in the markets to which it sells. The Company has recorded an other comprehensive loss related to the foreign exchange contracts of $0.6 million and $0.2 million for the three and nine months ended April 30, 2002.

In June 2001, the Company entered into an interest rate swap agreement which was determined to be a fair value hedge under SFAS No. 133, as amended. As of April 30, 2002, the interest rate swap had a fair value of $0.7 million.

Note F - New Accounting Standards

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Major provisions of these statements are as follows: all business combinations must now use the purchase method of accounting, the pooling of interest method of accounting is now prohibited; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as a part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized, but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. The Company adopted the provisions of these statements as of August 1, 2001. As required by SFAS No. 142, the Company has performed step one of the impairment testing of goodwill for the balances as of August 1, 2001. The results of this test show that the fair market value of the reporting units that the goodwill is assigned to is higher than the book values of those reporting units resulting in no goodwill impairment. The Company will perform impairment tests annually and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. As of August 1, 2001, the Company is no longer amortizing goodwill. Goodwill amortization expense was $0.7 million and $2.0 million, net of income taxes for the three and nine months ended April 30, 2001, respectively. The Company estimates that goodwill amortization expense would have been approximately $0.6 million and $1.9 million, net of income taxes for the three and nine months ended April 30, 2002, respectively.

The following table presents a reconciliation of net income and earnings per share adjusted for the exclusion of goodwill, net of income taxes:

                                                         Three Months Ended
                                                              April 30
(In thousands, except per share amounts)           2002          2001          2000
                                                --------------------------------------
Reported net income                             $   21,474    $   17,826    $   17,450
Add goodwill amortization, net of tax                   --           718           474
                                                ----------    ----------    ----------
Adjusted net income                                 21,474        18,544        17,924
                                                ==========    ==========    ==========

Basic earnings per share:
Reported basic earnings per share                      .48           .40           .38
Add goodwill amortization, net of tax                   --           .02           .01
                                                ----------    ----------    ----------
Adjusted basic earnings per share                      .48           .42           .39
                                                ==========    ==========    ==========

Diluted earnings per share:
Reported diluted earnings per share                    .47           .39           .38
Add goodwill amortization, net of tax                   --           .02           .01
                                                ----------    ----------    ----------
Adjusted diluted earnings per share             $      .47    $      .41    $      .39
                                                ==========    ==========    ==========

                                                          Nine Months Ended
                                                               April 30
(In thousands, except per share amounts)           2002          2001          2000
                                                --------------------------------------
Reported net income                             $   61,958    $   52,735    $   51,864
Add goodwill amortization, net of tax                   --         2,042         1,421
                                                ----------    ----------    ----------
Adjusted net income                                 61,958        54,777        35,285
                                                ==========    ==========    ==========

Basic earnings per share:
Reported basic earnings per share                     1.40          1.19          1.13
Add goodwill amortization, net of tax                   --           .05           .03
                                                ----------    ----------    ----------
Adjusted basic earnings per share                     1.40          1.24          1.16
                                                ==========    ==========    ==========

Diluted earnings per share:
Reported diluted earnings per share                   1.35          1.16          1.11
Add goodwill amortization, net of tax                   --           .04           .03
                                                ----------    ----------    ----------
Adjusted diluted earnings per share             $     1.35    $     1.20    $     1.14
                                                ==========    ==========    ==========

As of July 31, 2001, goodwill was $57.5 million. There were no additions during the first nine months of fiscal 2002.

Note G - Acquisitions

The Company completed the purchase of all of the outstanding shares of AirMaze Corporation for $31.9 million in cash effective November 1, 1999. AirMaze Corporation was merged into Donaldson Company, Inc. effective April 1, 2000. AirMaze products include heavy-duty air and liquid filters, air/oil separators and high purity air filter products. AirMaze manufacturing facilities are located in Stow, Ohio and Greenville, Tennessee. The excess of purchase price over the fair values of the net assets acquired was $26.8 million and has been recorded as goodwill. AirMaze operations are a part of the Company's Engine Products segment. The integration of AirMaze resulted in a reduction in the work force of approximately 15 employees during fiscal 2001. As of April 30, 2002, the balance of restructuring liabilities recorded in conjunction with the acquisition was approximately $0.2 million for costs associated with the termination and relocation of employees. There were no costs incurred and charged to this reserve associated with the termination and relocation of employees for the three and nine months ended April 30, 2002. The remaining acquisition related restructuring activities are expected to be completed by the end of fiscal 2002.

The Company acquired the DCE dust control business of Invensys, plc for $56.4 million effective February 1, 2000. DCE, headquartered in Leicester, England
(UK) with smaller facilities in Germany and the United States and assembly operations in South Africa, Australia and Japan, is a major participant in the global dust collection industry. The excess of purchase price over the fair values of the net assets acquired was $33.2 million and has been recorded as goodwill. DCE operations are a part of the Company's Industrial Products segment. The integration of DCE resulted in a reduction in the work force of approximately 140 employees during fiscal 2001. As of April 30, 2002, the balance of restructuring liabilities recorded in conjunction with the acquisition was approximately $0.6 million of costs associated with the closure and sale of acquired facilities as well as termination and relocation of employees. There were no costs incurred and charged to the reserve associated with the closure and sale of acquired facilities for the three months ended April 30, 2002; $0.9 million were incurred and charged to the reserve associated with the closure and sale of acquired facilities for the nine months ended April 30, 2002. Costs incurred and charged to the reserve associated with the termination and relocation of employees were $0.1 million for the three months ended April 30, 2002 and $0.7 million for the nine months ended April 30, 2002. The remaining acquisition related restructuring activities are expected to be completed by the end of fiscal 2002.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Company generated $105.9 million of cash and cash equivalents from operations during the first nine months of fiscal 2002. Operating cash flows increased by $57.5 million from the same period in the prior year, due to favorable changes in operating assets and liabilities, resulting primarily from a decrease in accounts receivable compared to an increase in the prior year and a higher decrease in inventory compared to the prior year. These cash flows, plus borrowings from the Company's credit facility, were used during the first nine months of fiscal 2002 primarily to support $35.8 million in capital additions, repurchase $9.9 million of treasury stock and for the payment of $10.2 million in dividends. At the end of the third quarter, the Company had remaining authority to purchase 4.2 million shares of common stock under the share repurchase program authorized by the Board of Directors in January 2001.

At the end of the third quarter, the Company held $70.8 million in cash and cash equivalents up from $36.1 million at July 31, 2001. Short-term debt totaled $42.0 million, down from $59.4 million at July 31, 2001. The amount of unused lines of credit as of April 30, 2002 was approximately $107.1 million. Long-term debt of $99.6 million at April 30, 2002, was slightly up from $99.3 million at July 31, 2001 and represented 21.5 percent of total long-term capital, down from
23.7 percent at July 31, 2001.

The following table summarizes our fixed cash obligations as of April 30, 2002 over various future years (in thousands):

----------------------------------------------------------------------------------------------------
                                                   Payments Due by Period
                          --------------------------------------------------------------------------
Contractual Cash                         Less than 1        1 - 3           4 - 5        After 5
Obligations                   Total          year           year            years         years
------------------------- ------------- --------------- -------------- -------------- --------------
Long Term Debt              $ 99,554       $    52         $38,680        $10,000        $50,822
------------------------- ------------- --------------- -------------- -------------- --------------
Short Term Debt               41,975        41,975
------------------------- ------------- --------------- -------------- -------------- --------------
Total Contractual Cash
  Obligations               $141,529       $42,027         $38,680        $10,000        $50,822

Also, at April 30, 2002 the Company had a contingent liability for standby letters of credit totaling $15.1 million that have been issued and are outstanding. Currently, there are no amounts drawn upon these letters of credit.

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

The Company has two reporting segments engaged in the design, manufacture and sale of systems to filter air and liquid and other complementary products. The two segments are Industrial Products and Engine Products. Products in the Industrial Products segment consist of dust, fume and mist collectors, static and pulse-clean air filter systems for industrial gas turbines, computer disk drive filter products and other specialized air filtration systems. The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines and disk drives, and other OEMs and end users requiring highly purified air. Products in the Engine Products segment consist of air intake systems, exhaust systems, liquid filtration systems and replacement filters. The Engine Products segment sells to original equipment manufacturers (OEMs) in the construction, industrial, mining, agriculture and transportation markets and to independent distributors, OEM dealer networks, private label accounts and large private fleets.

The Company reported net earnings for the third quarter ended April 30, 2002 of $21.5 million, up from the $17.8 million recorded in the third quarter of the prior year. Total net sales for the three months ended April 30, 2002 of $269.4 million were down slightly from prior year sales of $269.7 million. Foreign currency translation reduced third quarter net sales by 1.8 percent. Diluted net earnings per share were 47 cents, up 20.5 percent from prior year diluted net earnings per share of 39 cents as the average number of shares outstanding increased slightly compared to the prior year period.

For the nine months ended April 30, 2002 net earnings were $62.0 million up from $52.7 million in the same period of the prior year. Total net sales for the nine month period were $822.1 million down 2.0 percent from $839.2 million in the prior year. Despite the decrease in sales from the prior year, the Company continues to show improvements on nearly every line of the income statement, reflecting the Company's continued focus on cost management efforts and expense reduction initiatives that began a year ago. The Company also continues to focus on return on investment improvements. Year-to-date, diluted net earnings per share were $1.35, up 16.4 percent from prior year diluted net earnings per share of $1.16, with the average number of shares outstanding increased slightly compared to the prior year period.

For the third quarter, net sales in the Industrial Products segment of $117.4 million decreased 2.5 percent from a record $120.4 million in the prior year. This decrease reflects continued weakness from anemic industrial capital spending worldwide, offset somewhat by strong sales in gas turbine products. For the nine month period ending April 30, 2002, sales in the Industrial Products segment were $373.9 million, a decrease of 2.7 percent from a record $384.2 million in the prior year. Within the Industrial Products segment, gas turbine product sales for the third quarter were a record $52.6 million, an increase of
28.8 percent from a record $40.9 million in the prior year. Gas turbine product sales in both North America and Europe increased at double-digit rates again this quarter. Year-to-date, gas turbine product sales were a record $162.3 million, up 27.7 percent from a record $127.1 million in the prior year. For the quarter, sales of dust collection products were $37.6 million, down 25.1 percent from a record $50.2 million in the same period in the prior year. The decrease in dust collection product sales reflects the slow pace of recovery in the U.S. manufacturing economy as manufacturers continued to deal with historically high levels of excess capacity. International business conditions improved modestly during the quarter as sales decreases were in the single-digits in both Europe and Asia. Year-to-date, dust collection product sales were $129.9 million, down
21.9 percent from a record $166.3 million in the prior year. For the quarter, sales of special application products were $27.2 million, a 7.5 percent decrease from prior year sales of $29.4 million. Within special application products, disk drive filter sales were flat from the prior year while photolithography filtration sales and aircraft cabin air filtration sales remained sharply down, reflecting the weakness in the semiconductor and aircraft markets. Year-to-date, special application product sales were $81.8 million, a decrease of 10.0 percent from $90.8 million in the prior year.

For the third quarter, net sales in the Engine Products segment of $152.0 million increased 1.8 percent from $149.3 million in the prior year. Engine Products sales have now increased for two consecutive quarters, after four consecutive quarterly decreases. For the nine month period ending April 30, 2002, sales in the Engine Products segment were $448.2 million, a decrease of
1.5 percent from $455.1 million in the prior year. The North American truck market is in the midst of what appears to be temporary increase in demand as orders are pulled ahead of the commencement of the new U.S. diesel emission regulations effective October 2002. Results were also strong in both Europe and Asia, with double-digit sales increases in both regions. For the quarter, truck sales were $24.1 million, an increase of 18.6 percent from $20.3 million in the prior year. Year-to-date, sales were $65.3 million, an increase of 9.3 percent from $59.8 million the prior year. Worldwide sales of off-road products in the quarter were $47.4 million, an increase of 2.3 percent from 46.3 million in the prior year. Strength in U.S defense and European construction markets offset flat conditions in other off-road markets, such as non-residential construction and agriculture. Year-to-date, sales were $137.4 million, level with $136.9 million in the prior year. Aftermarket product sales in the quarter were $80.5 million, a decrease of 2.6 percent from $82.7 million in the prior year. Inventory replenishment at parts dealers and distributors helped provide a positive sequential quarter result, although freight volumes and vehicle utilization rates remain below historical norms. Year-to-date, sales were $245.5 million, a decrease of 5.0 percent from $258.4 million in the prior year.

Year-to-date, in U.S. dollars, total international sales decreased 0.9 percent from the same period in the prior year. Total international Industrial Product sales were down 1.8 percent from the same period in the prior year. Within this segment, international sales of gas turbine products increased 20.6 percent from the prior year while international dust collection products and special application products had decreases in sales from the prior year of 11.4 percent and 3.1 percent, respectively. Total international Engine Product sales were flat as compared to the same period in the prior year. Within this segment, international sales of off-road and transportation products increased from the prior year by 5.5 percent and 15.9 percent, respectively while international sales in aftermarket products decreased 5.2 percent from the prior year. In Europe and Mexico, total sales increased from the prior year by 4.4 percent and
3.0 percent, respectively. Sales in Asia-Pacific and South Africa decreased from the prior year by 6.6 percent and 4.7 percent, respectively.

Gross margin for the third quarter of fiscal 2002 was 31.5 percent, up from 29.4 percent in the same quarter of the prior year. Ongoing efforts to reduce product costs and improve manufacturing infrastructure continued to drive margin improvements. No costs were incurred for continuing plant rationalization in the quarter and $0.03 per share year-to-date, versus $0.01 per share in last year's third quarter and $0.12 per share during the first nine months last year. Year-to-date, gross margin improved to 31.0 percent versus 30.0 percent in the prior year.

Operating expenses during the third quarter of fiscal 2002 were $55.0 million (20.4 percent of sales), compared to $54.6 million (20.2 percent of sales) in the same quarter of fiscal 2001. The Company implemented expense reduction initiatives during the third quarter in the prior year, reducing the number of contractors and temporary employees and managing discretionary spending levels. These expense reduction initiatives are still in effect. For the year, operating expenses declined to 20.3 percent of sales from 20.4 percent in the prior year, despite the lower sales volume.

Other income for the third quarter totaled $0.8 million and decreased $1.1 million from $1.9 million in the same period in the prior year. Other income was essentially flat compared to the first and second quarters of this year. Other income for the third quarter consisted of income from unconsolidated affiliates of $0.9 million, interest income of $0.2 million and other expense of $0.3 million. For the quarter, interest expense was $1.4 million, down 54.3 percent from $3.1 million in the third quarter of the prior year. This decrease was driven by the reduction in total debt by $44.1 million from the prior year and lower interest rates. Year-to-date, interest expense was $5.0 million, down 46.9 percent from $9.4 million in the prior year.

The income tax rate for the quarter and year-to-date remained at 27.0 percent, down from 28.0 percent for the full-year fiscal 2001. The Company anticipates maintaining the 27.0 percent tax rate through the end of the fiscal year.

Total backlog of $335 million at April 30, 2002 was down 7 percent relative to the same period in the prior year and down 2 percent from the prior quarter end. In the Industrial Products segment, total backlog decreased 15 percent from the same period in the prior year and decreased 9 percent from the prior quarter end. In the Engine Products segment, total backlog increased 1 percent from the same period in the prior year and increased 6 percent from the prior quarter end.

Hard order backlog - goods scheduled for delivery in 90 days - was $195 million, up 2 percent from the same period in the prior year and up 11 percent from the prior quarter end. In the Industrial Products segment, hard order backlog decreased 1 percent from the same period in the prior year but increased 18 percent from the prior quarter end. In the Engine Products segment, hard order backlog increased 7 percent from the same period in the prior year and increased 4 percent from the prior quarter end.

The impact of foreign currency translation resulted in a decrease in net sales of $4.9 million from the third quarter in the prior year and decreased net earnings by $0.3 million. These decreases were mainly due to continued weakness of currencies against the U.S. dollar in several of the Company's operating locations throughout the world. The currencies impacting the Company's sales results most were the Euro, the Japanese Yen and the South African Rand, which resulted in a decrease in net sales of $1.8 million, $1.8 million and $1.5 million, respectively. Year-to-date, foreign currency translation has decreased net sales by $11.2 million and net earnings by $0.5 million. On a local currency basis, revenues outside the U.S. increased 7.5 percent in the quarter and increased 2.7 percent year-to-date. In constant currency, total worldwide revenue would have increased 1.7 percent in the quarter and decreased 0.7 percent year-to-date.

Critical Accounting Policies

The Company's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Management bases these estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the recorded values of certain assets and liabilities. The Company believes its use of estimates and underlying accounting assumptions adhere to generally accounting principles and are consistently applied. Valuations based on estimates and underlying accounting assumptions are reviewed for reasonableness on a consistent basis throughout the Company. Management believes the Company's critical accounting policies that require more significant judgments and estimates used in the preparation of its consolidated financial statements and are the most important to aid in fully understanding our financial results are the following:

Allowance for doubtful accounts - Allowances for doubtful accounts are estimated by management based on evaluation of potential losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of this reserve requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though management considers these balances adequate and proper, changes in economic conditions in specific markets in which the Company operates could have an effect on reserve balances required.

Warranty - The Company estimates warranty costs based on historical warranty claim experience and in some cases, evaluating specific customer warranty issues. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses relating to warranty issues. Though management considers these balances adequate and proper, changes in the future could impact these determinations.

Income taxes - As part of the process of preparing the Company's consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which the Company operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company's consolidated balance sheet. These assets and liabilities are evaluated by using estimates of future taxable income streams and the impact of tax planning strategies. Management assesses the likelihood that deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, a valuation allowance is established. To the extent that a valuation allowance is established or increased, an expense within the tax provision is included in the statement of operations. Reserves are also estimated for ongoing audits regarding federal, state and international issues that are currently unresolved. The Company routinely monitors the potential impact of such situations and believes that it is properly reserved. Valuations related to tax accruals and assets can be impacted by changes to tax codes, changes in statutory tax rates and the Company's future taxable income levels.

Outlook

Within the Industrial Products segment, the Company expects gas turbine sales to remain strong through the fourth fiscal quarter before beginning to decline in early fiscal 2003, as public comments from gas turbine manufacturers suggest order decreases of 20 percent to 50 percent in calendar 2003 compared to calendar 2002. The Company expects difficult year-over-year comparisons to persist for dust collection sales into fiscal 2003, although sales are expected to begin increasing on a sequential quarter basis starting in the fourth quarter of fiscal 2002. Conditions are expected to begin improving for disk drive filtration as the industry is forecasting a PC refresh cycle during the second half of this calendar year.

Within the Engine Products segment, the Company expects market conditions to remain strong for on-road trucks through the fiscal 2003 first quarter due to the diesel emissions prebuy now under way. Off-road markets are expected to remain steady until a rebound in non-residential construction spending commences. Sales growth in engine aftermarket products is expected to begin rebounding later this calendar year as freight volumes and vehicle utilization rates are forecasted to begin recovering.

Facing a decreasing gas turbine business while other businesses are still operating below normalized levels, Donaldson remains committed to maximizing the Company's operating efficiencies until the economy improves, focusing on product cost reductions, manufacturing infrastructure improvements and discretionary expense controls.

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

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

           The Company's exposure to market risks for changes in interest rates relates primarily to our short-term investments, short-term borrowings and interest rate swap agreement. We have no earnings or cash flow exposure due to market risks on our long-term debt obligations as a result of the fixed-rate nature of the debt. However, interest rate changes would affect the fair market value of the debt. At April 30, 2002, the fair value of the Company's long-term debt approximates market. Market risk for the Company's debt is estimated as the potential decrease in fair value resulting from a hypothetical one-half percent increase in interest rates and amounts to approximately $2.8 million.

           On June 6, 2001, the Company entered into an interest rate swap agreement effectively converting a portion of the Company's interest rate exposure from a fixed rate to a variable rate basis to hedge against the risk of higher borrowing costs in a declining interest rate environment. The Company does not enter into interest rate swap contracts for speculative or trading purposes; the differential to be paid or received on the interest rate swap agreement is accrued and recognized as an adjustment to interest expense as interest rates change. The interest rate swap agreement has an aggregate notional amount of $27.0 million maturing on July 15, 2008. The variable rate is based on the current six-month London Interbank Offered Rates ("LIBOR"). This transaction decreased interest expense by $0.8 million for the nine months ended April 30, 2002.

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

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security holders

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibit Index

         None

         (b)      Reports on Form 8-K.

         Current Report on Form 8-K filed April 24, 2002 reporting on the April 18, 2002 appointment by the Company's Board of Directors of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending July 31, 2002 replacing Arthur Anderson LLP. The report includes as Exhibit 16, a letter dated April 18, 2002 from Arthur Andersen LLP to the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DONALDSON COMPANY, INC.
                                        -----------------------
                                             (Registrant)




Date   June 13, 2002                    By   /s/ William M. Cook
     ---------------------                 -------------------------------
                                             William M. Cook
                                             Senior Vice President and
                                             Chief Financial Officer




Date   June 13, 2002                    By   /s/ Thomas A. Windfeldt
     ---------------------                 -------------------------------
                                             Thomas A. Windfeldt
                                             Vice President and Controller
                                             and chief accounting officer