Form 10-K
period 2002-07-31
DONALDSON CO INC
filed 2002-10-29
CIK 29644

[LOGO]

                                  DONALDSON(R)







                           ANNUAL REPORT ON FORM 10-K

                             DONALDSON COMPANY, INC.


                                  JULY 31, 2002

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(MARK ONE)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             Act of 1934 for the fiscal year ended July 31, 2002 or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     Exchange Act of 1934 (No Fee Required)
              for the transition period from ________ to ________.

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

Yes __X__ No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of September 20, 2002 was $1,530,617,091.

     The shares of common stock outstanding as of September 20, 2002 were 43,897,537.

                       Documents Incorporated by Reference
                       -----------------------------------

     Portions of the 2002 Annual Report to Shareholders of the registrant are incorporated by reference in Parts I and II, as specifically set forth in Parts I and II.

     Portions of the Proxy Statement for the 2002 annual shareholders meeting are incorporated by reference in Part III, as specifically set forth in Part III.
================================================================================

                                     PART I


ITEM 1. BUSINESS

GENERAL

     Donaldson Company, Inc. ("Donaldson" or the "Company") was founded in 1915 and organized in its present corporate form under the laws of the State of Delaware in 1936.

     The Company is a leading worldwide manufacturer of filtration systems and replacement parts. The Company's product mix includes air and liquid filters and exhaust and emission control products for mobile equipment; in-plant air cleaning systems; compressed air purification systems; air intake systems for industrial gas turbines; and specialized filters for such diverse applications as computer disk drives, aircraft passenger cabins and semiconductor processing. Products are manufactured at more than three dozen plants around the world and through four joint ventures. The Company has two reporting segments engaged in the design, manufacture and sale of systems to filter air and liquid and other complementary products. The two segments are Engine Products and Industrial Products. Products in the Engine Products segment consist of air intake systems, exhaust systems, liquid filtration systems and replacement parts. The Engine Products segment sells to original equipment manufacturers (OEMs) in the construction, industrial, mining, agriculture and transportation markets and to independent distributors, OEM dealer networks, private label accounts and large private fleets. Products in the Industrial Products segment consist of dust, fume and mist collectors, compressed air purification systems, static and pulse-clean air filter systems for industrial gas turbines, computer disk drive filter products and other specialized air filtration systems. The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines, OEMs and end users requiring highly purified air.

     The table below shows the percentage of total net sales contributed by the principal classes of similar products for each of the last three fiscal years:

                                                  YEAR ENDED JULY 31
                                                -----------------------
                                                 2002     2001     2000
                                                ------   ------   -----
        Engine Products Segment
         Off-Road Equipment Products
          (including Defense Products)            16%      16%     18%
         Truck Products                            8%       7%     14%
         Aftermarket Products                     30%      31%     30%

        Industrial Products Segment
         Industrial Air Filtration Products       16%      19%     17%
         Gas Turbine Systems Products             20%      17%     11%
         Special Applications Products            10%      10%     10%

     The segment detail information in Note H in the Notes to Consolidated Financial Statements on page 36 of the 2002 Annual Report to Shareholders is incorporated herein by reference.


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


MAJOR CUSTOMERS

     Sales to General Electric Company and subsidiaries ("GE") accounted for 13 and 12 percent of net sales in 2002 and 2001, respectively. There were no sales over 10 percent of net sales to one customer in 2000. GE has been a customer of the Company for many years and it purchases several models and types of products from the Industrial Products segment for a variety of applications, the majority of which are for use on their gas turbine systems. Sales to the U.S. Government do not constitute a material portion of the Company's business.


BACKLOG

     At September 30, 2002, the backlog of orders expected to be delivered within 90 days was $172,668,000. The 90 day backlog at September 30, 2001 was $182,591,000.


RESEARCH AND DEVELOPMENT

     During 2002, the Company spent $28,150,000 on research and development activities relating to the development of new products or improvements of existing products or manufacturing processes. The Company spent $28,425,000 in 2001 and $27,304,000 in 2000 on research and development activities. Essentially all commercial research and development is Company-sponsored.


ENVIRONMENTAL MATTERS

     The Company does not anticipate any material effect on its capital expenditures, earnings or competitive position due to compliance with government regulations involving environmental matters.


EMPLOYEES

     The Company employed 8,898 persons in worldwide operations as of September 30, 2002.


GEOGRAPHIC AREAS

     Note H of the Notes to Consolidated Financial Statements on page 37 in the 2002 Annual Report to Shareholders contains information regarding the Company's geographic areas and is incorporated herein by reference.

ITEM 2. PROPERTIES

     The Company's principal office and research facilities are located in Bloomington, a suburb of Minneapolis, Minnesota. European administrative and engineering offices are located in Leuven, Belgium.

     Manufacturing activities are carried on in fifteen plants in the United States and twenty-one plants internationally. The back cover of the 2002 Annual Report to Shareholders lists fourteen of the U.S. plant locations and is incorporated herein by reference. In addition to these U.S. plant locations the company has a manufacturing facility in Norcross, GA which was acquired in the acquisition of ultrafilter. Internationally, the company's manufacturing facilities are in the following locations: Wyong, Australia; Brugge, Belgium; Hong Kong, China; Wuxi, China; Domjean, France, Dulmen, Germany; Haan, Germany; Flensburg, Germany; Ostiglia, Italy; Tokyo, Japan; Gunma, Japan; New Delhi, India; Aguascalientes, Mexico; Guadalajara, Mexico; Monterrey, Mexico; Cape Town, South Africa; Johannesburg, South Africa; Barcelona, Spain; Hull, United Kingdom; Leicester, United Kingdom; Wigan, United Kingdom. Note H on page 37 of the 2002 Annual Report to Shareholders presents identifiable assets by geographic area and is incorporated herein by reference.

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

                                                                             FIRST YEAR ELECTED OR
                                                                                APPOINTED AS AN
     NAME                     AGE         POSITIONS AND OFFICES HELD               OFFICER
     ----                     ---    ------------------------------------    ---------------------
     William G. Van Dyke      57     Chairman, President and                         1979
                                     Chief Executive Officer

     William M. Cook          49     Senior Vice President, International            1994
                                     and Chief Financial Officer

     James R. Giertz          45     Senior Vice President,                          1994
                                     Commercial and Industrial

     Norman C. Linnell        43     Vice President, General                         1996
                                     Counsel and Secretary

     Nickolas Priadka         56     Senior Vice President,                          1989
                                     Engine Systems and Parts

     Lowell F. Schwab         54     Senior Vice President, Operations               1994

     Thomas A. Windfeldt      53     Vice President, Controller                      1985

All of the above-named executive officers have held executive management positions with Registrant during the past five years.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The information in the sections "Quarterly Financial Information (Unaudited)" and "NYSE Listing," on pages 38 and 40, and restrictions on payment of dividends in Note D, page 33 of the 2002 Annual Report to Shareholders is incorporated herein by reference. As of September 20, 2002, there were approximately 1,871 shareholders of record of Common Stock.

     The high and low sales prices for registrant's common stock for each full quarterly period during 2002 and 2001, are as follows:

                    FIRST QUARTER   SECOND QUARTER   THIRD QUARTER    FOURTH QUARTER
                   --------------   --------------   --------------   --------------
        2001       $19.13 - 23.86   $21.62 - 29.48   $24.39 - 28.92   $27.30 - 33.05
        2002       $26.93 - 32.80   $32.35 - 40.35   $34.10 - 44.99   $30.03 - 43.12

     The following table sets forth information as of July 31, 2002, regarding the Company's equity compensation plans:

                                                                                              NUMBER OF SECURITIES
                                                                                              REMAINING FOR FUTURE
                                           NUMBER OF SECURITIES        WEIGHTED-AVERAGE      ISSUANCE UNDER EQUITY
                                        TO BE ISSUED UPON EXERCISE     EXERCISE PRICE OF       COMPENSATION PLANS
                                          OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,    (EXCLUDING SECURITIES
                                            WARRANTS AND RIGHTS       WARRANTS AND RIGHTS   REFLECTED IN COLUMN (a))
                                        ----------------------------------------------------------------------------
                                                    (a)                       (b)                     (c)
EQUITY COMPENSATION PLANS APPROVED BY SECURITY HOLDERS

1980 Master Stock Compensation Plan:
    Stock Options                                  204,867                $ 12.6957                   --

1991 Master Stock Compensation Plan:
    Stock Options                                2,994,718                $ 23.9052                   --
    Deferred Stock Option
     Gain Plan                                     440,495                $ 30.6128                   --
    Long Term Compensation                         139,916                $ 31.9000                   --
    Deferred LTC/Restricted Stock                  111,745                $ 25.2350                   --

2001 Master Stock Incentive Plan:
    Stock Options                                    3,000                $ 32.2400               See Note 1
                                                ----------                ---------               ----------
  SUBTOTAL FOR PLANS APPROVED BY
   SECURITY HOLDERS:                             3,894,741                $ 24.4060
                                                ==========                =========               ==========

EQUITY COMPENSATION PLANS NOT APPROVED BY SECURITY HOLDERS

Nonqualified Stock Option Program for
Non-Employee Directors:                            268,330                $ 20.4733               See Note 2
ESOP Restoration                                    58,489                $ 20.8804               See Note 3

  SUBTOTAL FOR PLANS NOT APPROVED BY
   SECURITY HOLDERS:                               326,819                $ 20.5462
                                                ==========                =========               ==========
TOTAL:                                           4,221,560                $ 24.1072
                                                ==========                =========               ==========

Note 1: Shares authorized for issuance during the ten year term are limited in each plan year to 1.5% of the Company's "outstanding shares" (as defined in the 2001 Master Stock Incentive Plan).

Note 2: The stock option program for non-employee directors (filed as exhibit 10-N to 1998 Form 10-K report) provides for each non-employee director to receive annual option grants of 3,600 shares. The 2001 Master Stock Incentive Plan, which was approved by the Company's stockholders on November 16, 2001, provides for the issuance of stock options to non-employee directors.

Note 3: The Company has a non-qualified ESOP Restoration Plan established on August 1, 1990 (filed as exhibit 10-E to Form 10-Q for the Quarter ended January 31, 1998), to supplement the benefits for executive employees under the Company's Employee Stock Ownership Plan that would otherwise be reduced because of the compensation limitations under the Internal Revenue Code. The ESOP's ten-year term was completed on July 31, 1997, and the only ongoing benefits under the ESOP Restoration Plan are the accrual of dividend equivalent rights to the participants in the Plan.

ITEM 6. SELECTED FINANCIAL DATA

     The information for the years 1992 through 2002 on pages 12 and 13 of the 2002 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth in the section "Management's Discussion and Analysis" on pages 14 through 22 of the 2002 Annual Report to Shareholders is incorporated herein by reference.

     A. MARKET RISK

     Market Risk disclosure as discussed under "Market Risk" and "Foreign Currency" on page 20 of the 2002 Annual Report to Shareholders is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 23 through 38, including the Quarterly Financial Information (Unaudited) on page 38 of the 2002 Annual Report to Shareholders is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 18, 2002, the board of directors (the "Board") of Donaldson Company, Inc. (the "Company"), at the recommendation of its audit committee, dismissed Arthur Andersen LLP ("Andersen") as the Company's independent public accountants and engaged PricewaterhouseCoopers LLP ("PWC") to serve as the Company's independent public accountants for fiscal year 2002.

     Andersen's reports on the Company's consolidated financial statements for each of the years ended July 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     During the years ended July 31, 2001 and 2000 and through April 18, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Andersen's satisfaction, would have caused them to make reference to the subject matter of the disagreements in connection with their report on the Company's consolidated financial statements for such years; and there were no "reportable events," as such term is defined in Item 304(a)(1)(v) of Regulation S-K.

     The Company reported the change in accountants on Form 8-K filed on April 24, 2002. The Form 8-K contained a letter from Arthur Andersen, addressed to the Securities and Exchange Commission, stating that it agreed with the disclosures set forth in the preceding three paragraphs.

     During the years ended July 31, 2001 and 2000 and through the date of the Board's decision to engage PWC, the Company did not consult PWC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the captions "Nominees For Election" and "Directors Continuing In Office" on page 7 and under the heading "Compliance With Section 16(a) of the Securities Exchange Act of 1934" on page 18 of the Company's definitive proxy statement dated October 8, 2002 is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

     The information under "Director Compensation" on page 8 and in the section "Executive Compensation" on pages 12 through 14, the "Pension Benefits" on page 17 and under the caption "Change-in-Control Arrangements" on page 18 of the Company's definitive proxy statement dated October 8, 2002, is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information in the section "Security Ownership" on page 4 of the Company's definitive proxy statement dated October 8, 2002, is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - NOT APPLICABLE.


ITEM 14. CONTROLS AND PROCEDURES

     There were no significant changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation of internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Documents filed with this report:

          (1)  Financial Statements

               Consolidated Balance Sheets -- July 31, 2002 and 2001 (incorporated by reference from page 24 of the 2002 Annual Report to Shareholders)

               Consolidated Statements of Earnings -- years ended July 31, 2002, 2001 and 2000 (incorporated by reference from page 23 of the 2002 Annual Report to Shareholders)

               Consolidated Statements of Cash Flows -- years ended July 31, 2002, 2001 and 2000 (incorporated by reference from page 25 of the 2002 Annual Report to Shareholders)

               Consolidated Statements of Changes in Shareholders' Equity -- years ended July 31, 2002, 2001 and 2000 (incorporated by reference from page 26 of the 2002 Annual Report to Shareholders)

               Notes to Consolidated Financial Statements (incorporated by reference from pages 27 through 38 of the 2002 Annual Report to Shareholders)

               Reports of Independent Accountants (filed as part of this report)

          (2)  Financial Statement Schedules --

               Reports of Independent Accountants (filed as part of this report)

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

     (b)  Reports on Form 8-K

          A report on Form 8-K was filed on June 14, 2002. On June 13, 2002, the Company issued a press release in the form attached as Exhibit 99.1 to its Form 8-K announcing that it had signed a definitive agreement to acquire ultrafilter international AG.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            DONALDSON COMPANY, INC.
                                  (Registrant)


Date: October 29, 2002                  By:       /s/ William G. Van Dyke
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

         /s/ William G. Van Dyke                  Chairman, President and
 -------------------------------------            Chief Executive Officer
           William G. Van Dyke

           /s/ William M. Cook                    Senior Vice President,
 -------------------------------------            International and
             William M. Cook                      Chief Financial Officer

         /s/ Thomas A. Windfeldt                  Vice President, Controller
 -------------------------------------
          Thomas A. Windfeldt

         *F. Guillaume Bastiaens                  Director
 -------------------------------------
         F. Guillaume Bastiaens

             *Paul B. Burke                       Director
 -------------------------------------
              Paul B. Burke

             *Janet M. Dolan                      Director
 -------------------------------------
             Janet M. Dolan

            *Jack W. Eugster                      Director
 -------------------------------------
             Jack W. Eugster

           *John F. Grundhofer                    Director
 -------------------------------------
           John F. Grundhofer

          *Kendrick B. Melrose                    Director
 -------------------------------------
           Kendrick B. Melrose

             *Jeffrey Noddle                      Director
 -------------------------------------
             Jeffrey Noddle

            *S. Walter Richey                     Director
 -------------------------------------
            S. Walter Richey

           *Stephen W. Sanger                     Director
 -------------------------------------
            Stephen W. Sanger

        *By /s/ Norman C. Linnell                 Date: October 29, 2002
 -------------------------------------
            Norman C. Linnell
          *As attorney-in-fact

                                 CERTIFICATIONS

I, William G. Van Dyke, Chief Executive Officer of Donaldson Company, Inc., certify that:

1.   I have reviewed this annual report on Form 10-K of Donaldson Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 29, 2002                  /s/ William G. Van Dyke
                                        -------------------------------------
                                        Chief Executive Officer

I, William M. Cook, Chief Financial Officer of Donaldson Company, Inc., certify that:

1.   I have reviewed this annual report on Form 10-K of Donaldson Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 29, 2002                  /s/ William M. Cook
                                        -------------------------------------
                                        Chief Financial Officer

                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                                    FORM 10-K
                                 Item 15 (a) (1)

                    Index of Independent Accountants' Reports


Report of PricewaterhouseCoopers LLP ..................................  12 & 13

Report of Arthur Andersen LLP .........................................  14 & 15

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Shareholders and Board
of Directors of Donaldson Company, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 7 present fairly, in all material respects, the consolidated financial position of Donaldson Company Inc. as of July 31, 2002, and the consolidated results of its operations and its cash flows for the period ended July 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Donaldson Company Inc.'s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of Donaldson Company Inc. as of July 31, 2001, and for the two years in the period then ended, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated August 27, 2001.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota
August 21, 2002

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES





To the Board of Directors
of Donaldson Company, Inc.:

     Our audits of the consolidated financial statements referred to in our report dated August 21, 2002 appearing in the 2002 Annual Report to Shareholders of Donaldson Company, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota
August 21, 2002

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.


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


/s/ Arthur Andersen LLP

Minneapolis, Minnesota,
August 27, 2001

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.


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


/s/ Arthur Andersen LLP

Minneapolis, Minnesota,
August 27, 2001

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                             (Thousands of Dollars)

-------------------------------------------------------------------------------------------------------------
COL. A                                       COL. B                COL. C               COL. D      COL. E
-------------------------------------------------------------------------------------------------------------
                                                                 ADDITIONS
                                                        ---------------------------
                                           BALANCE AT   CHARGED TO     CHARGED TO                  BALANCE AT
                                            BEGINNING    COSTS AND   OTHER ACCOUNTS   DEDUCTIONS     END OF
DESCRIPTION                                 OF PERIOD    EXPENSES       (A) & (B)      (C) & (D)     PERIOD
-----------                                ----------   ----------   --------------   ----------   ----------
Year ended July 31, 2002:

Allowance for doubtful accounts
 deducted from accounts receivable           $6,309       $1,820         $  198         $(1,707)     $6,620
                                             ======       ======         ======         =======      ======
Restructuring Reserves -- AirMaze
 Acquisition                                 $  166                                     $  (166)     $    0
                                             ======                                     =======      ======
Restructuring Reserves -- DCE
 Acquisition                                 $2,125                                     $(2,125)     $    0
                                             ======                                     =======      ======
Restructuring Reserves -- ultrafilter        $    0                      $1,219                      $1,219
                                             ======                      ======                      ======
Year ended July 31, 2001:

Allowance for doubtful accounts
 deducted from accounts receivable           $4,380       $2,512         $ (154)        $  (429)     $6,309
                                             ======       ======         ======         =======      ======
Restructuring Reserves -- AirMaze
 Acquisition                                 $1,183                                     $(1,017)     $  166
                                             ======                                     =======      ======
Restructuring Reserves -- DCE
 Acquisition                                 $2,775                      $1,555         $(2,205)     $2,125
                                             ======                      ======         =======      ======
Year ended July 31, 2000:

Allowance for doubtful accounts
 deducted from accounts receivable           $4,341       $1,077         $ (156)        $  (882)     $4,380
                                             ======       ======         ======         =======      ======
Restructuring Reserves -- AirMaze
 Acquisition                                 $    0                      $1,488         $  (305)     $1,183
                                             ======                      ======         =======      ======
Restructuring Reserves -- DCE
 Acquisition                                 $    0                      $2,775                      $2,775
                                             ======                      ======                      ======

------------------
Note A -- Allowance for doubtful accounts foreign currency translation losses (gains) recorded directly to equity.

Note B -- Acquisition related restructuring reserves recorded to goodwill.

Note C -- Bad debts charged to allowance, net of recoveries.

Note D -- Acquisition related restructuring reserves utilized and/or reversed against goodwill.

                                  EXHIBIT INDEX
                           ANNUAL REPORT ON FORM 10-K

* 3-A    --   Certificate of Incorporation of Registrant as currently in effect
              (Filed as Exhibit 3-A to Form 10-Q for the Second Quarter ended
              January 31, 1998)

* 3-B    --   By-laws of Registrant as currently in effect (Filed as Exhibit 3-B to Form 10-Q for the Second Quarter ended January 31, 1999)

* 4      --   **

* 4-A    --   Preferred Stock Amended and Restated Rights Agreement (Filed as
              Exhibit 4.1 to Form 8-K Report Dated January 12, 1996)

*10-A    --   Annual Cash Bonus Plan (Filed as Exhibit 10-A to 1995 Form 10-K
              Report)***

*10-B    --   Supplementary Retirement Agreement with William A. Hodder (Filed as Exhibit 10-B to 1993 Form 10-K Report)***

*10-C    --   1980 Master Stock Compensation Plan as Amended (Filed as Exhibit
              10-C to 1993 Form 10-K Report)***

*10-D    --   Form of Performance Award Agreement under 1991 Master Stock
              Compensation Plan (Filed as Exhibit 10-D to 1995 Form 10-K
              Report)***

*10-E    --   Copy of ESOP Restoration Plan as Amended and Restated (Filed as
              Exhibit 10-E to Form 10-Q for the Second Quarter ended January 31,
              1998)***

*10-F    --   Deferred Compensation Plan for Non-employee Directors as amended
              (Filed as Exhibit 10-F to 1990 Form 10-K Report)***

*10-G    --   Form of "Change in Control" Agreement with key employees as amended (Filed as Exhibit 10-G to Form 10-Q for the Second Quarter ended January 31, 1999)***

*10-H    --   Independent Director Retirement and Benefit Plan as amended (Filed as Exhibit 10-H to 1995 Form 10-K Report)***

*10-I    --   Excess Pension Plan (1999 Restatement)***

*10-J    --   Supplementary Executive Retirement Plan (1999 Restatement)***

*10-K    --   1991 Master Stock Compensation Plan as amended (Filed as Exhibit
              10-K to 1998 Form 10-K Report)***

*10-L    --   Form of Restricted Stock Award under 1991 Master Stock
              Compensation Plan (Filed as Exhibit 10-L to 1992 Form 10-K
              Report)***

*10-M    --   Form of Agreement to Defer Compensation for certain Executive
              Officers (Filed as Exhibit 10-M to 1993 Form 10-K Report)***

*10-N    --   Stock Option Program for Nonemployee Directors (Filed as Exhibit
              10-N to 1998 Form 10-K Report)***

*10-O    --   Salaried Employees' Pension Plan -- 1997 Restatement (Filed as
              Exhibit l0-0 to 1997 10-K Report)***

*10-P    --   Eighth Amendment of Employee Stock Ownership Plan Trust Agreement
              1987 Restatement (Filed as Exhibit 10-P to 1997 10-K Report)***

*10-Q    --   Deferred Compensation and 401(K) Excess Plan (1999 Restatement)***

*10-R    --   Note Purchase Agreement among Donaldson Company, Inc. and certain listed Insurance Companies dated as of July 15, 1998 (Filed as
              Exhibit 10-R to 1998 Form 10-K Report)

*10-S    --   First Supplement to Note Purchase Agreement among Donaldson
              Company, Inc. and certain listed Insurance Companies dated as of August 1, 1998 (Filed as Exhibit 10-S to 1998 Form 10-K Report)

*10-T    --   Deferred Stock Option Gain Plan (1999 Restatement)***

*10-U    --   2001 Master Stock Incentive Plan (Filed as Exhibit 4.1 to Form S-8
              (SEC File No. 333-97771))

 11      --   Computation of net earnings per share ("Earnings Per Share" in
              "Summary of Significant Accounting Policies" in Note A, page 20 of the 2001 Annual Report to Shareholders is incorporated herein by reference)

 13      --   Portions of Registrant's Annual Report to Shareholders for the
              year ended July 31, 2002

 21      --   Subsidiaries

 23      --   Consent of PricewaterhouseCoopers LLP

 23(A)   --   Notice Regarding Consent of Arthur Andersen LLP

 24      --   Powers of Attorney

 99-A    --   Litigation Reform Act of 1995 -- Cautionary Statement

 99-B    --   Certification of Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 99-C    --   Certification of Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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