Form 10-Q
period 2002-10-31
DONALDSON CO INC
filed 2002-12-13
CIK 29644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING October 31, 2002 OR
                                                ----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission File Number 1-7891
                       ------

                             DONALDSON COMPANY, INC.
           --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                       41-0222640
--------------------------------------------------------------------------------
         (State or other jurisdiction of        (I.R.S. Employer
          incorporation or organization)      Identification Number)

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

Common Stock, $5 Par Value - 43,527,955 shares as of  November 30, 2002
------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                (Thousands of dollars, except per share amounts)
                                   (Unaudited)

                                     Three Months Ended
                                         October 31
                                -----------------------------
                                    2002             2001
                                ------------     ------------

Net sales                       $    301,054     $    288,429

Cost of sales                        206,173          200,111
                                ------------     ------------

Gross margin                          94,881           88,318

Operating expenses                    63,180           59,270
                                ------------     ------------

Operating income                      31,701           29,048

Other (income) expense                (1,581)            (731)

Interest expense                       1,998            2,384
                                ------------     ------------

Earnings before income taxes          31,284           27,395

Income taxes                           8,447            7,671
                                ------------     ------------

Net earnings                    $     22,837     $     19,724
                                ============     ============

Weighted average shares
 outstanding                      43,823,839       44,252,026

Diluted shares outstanding        45,324,846       45,502,725

Basic earnings per share        $        .52     $        .45

Diluted earnings per share      $        .50     $        .43

Dividends paid per share        $       .085     $       .075


See Notes to Condensed Consolidated Financial Statements.

                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Thousands of dollars, except per share amounts)
                                   (Unaudited)

                                                            October 31,     July 31,
                                                                2002          2002
                                                             ---------     ---------
ASSETS
------

CURRENT ASSETS
     Cash and cash equivalents                               $  58,052     $  45,586
     Accounts receivable                                       221,956       251,417
     Inventories
          Materials                                             45,865        49,162
          Work in process                                       15,670        16,796
          Finished products                                     48,263        51,733
                                                             ---------     ---------
               Total inventories                               109,798       117,691
    Prepaid and other current assets                            38,777        41,790
                                                             ---------     ---------
               TOTAL CURRENT ASSETS                            428,583       456,484

Property, plant and equipment, at cost                         559,433       552,724
Less accumulated depreciation                                 (314,638)     (311,811)
                                                             ---------     ---------
     Property, plant and equipment, net                        244,795       240,913
Goodwill and other intangible assets                           104,158       103,681
Other assets                                                    49,461        49,053
                                                             ---------     ---------
               TOTAL ASSETS                                  $ 826,997     $ 850,131
                                                             =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
     Short-term debt                                         $  51,463     $  60,337
     Current maturities of long-term debt                           57            57
     Trade accounts payable                                     98,943       115,299
     Accrued employee compensation and related taxes            30,726        31,171
     Warranty and accrued liabilities                           25,868        31,542
     Other current liabilities                                  32,821        34,384
                                                             ---------     ---------
               TOTAL CURRENT LIABILITIES                       239,878       272,790

Long-term debt                                                 106,680       105,019
Deferred income taxes                                           13,707        13,376
Other long-term liabilities                                     76,431        76,325
                                                             ---------     ---------
               TOTAL LIABILITIES                               436,696       467,510
                                                             ---------     ---------
SHAREHOLDERS' EQUITY
--------------------

     Preferred stock, $1 par value,
       1,000,000 shares authorized, no shares issued                --            --
     Common stock, $5 par value, 80,000,000 shares
       authorized, 49,655,954 issued                           248,280       248,280
     Retained earnings                                         293,999       274,395
     Accumulated other comprehensive loss                      (13,911)      (14,296)
     Treasury stock - 6,107,081 and 5,741,417 shares at
       October 31, 2002 and July 31, 2002, respectively       (138,067)     (125,758)
                                                             ---------     ---------
               TOTAL SHAREHOLDERS' EQUITY                      390,301       382,621
                                                             ---------     ---------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 826,997     $ 850,131
                                                             =========     =========

See Notes to Condensed Consolidated Financial Statements.

                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)
                                   (Unaudited)

                                                            Three Months Ended
                                                                October 31
                                                          ---------------------
                                                            2002          2001
                                                          --------     --------
OPERATING ACTIVITIES

     Net earnings                                         $ 22,837     $ 19,724
     Adjustments to reconcile net earnings to
         net cash provided by operating activities:
            Depreciation and amortization                    7,672        7,921
            Changes in operating assets and liabilities     17,813       17,667
            Other                                             (157)      (1,375)
                                                          --------     --------
            Net cash provided by operating activities       48,165       43,937
                                                          --------     --------

INVESTING ACTIVITIES

     Net expenditures on property and equipment             (9,537)     (10,954)
     Acquisitions and investments in unconsolidated
         affiliates, net of cash acquired                   (1,259)          --
                                                          --------     --------
     Net cash used in investing activities                 (10,796)     (10,954)
                                                          --------     --------

FINANCING ACTIVITIES

     Purchase of treasury stock                            (13,144)      (8,358)
     Increase in long-term debt                              2,574        1,761
     Decrease in long-term debt                               (523)          --
     Change in short-term debt                             (16,206)      (1,323)
     Dividends paid                                         (3,733)      (3,329)
     Other                                                     301          266
                                                          --------     --------
            Net cash used in financing activities          (30,730)     (10,983)
                                                          --------     --------

Effect of exchange rate changes on cash                      5,827         (606)
                                                          --------     --------

Increase in cash and cash equivalents                       12,466       21,394

Cash and cash equivalents-beginning of year                 45,586       36,136
                                                          --------     --------

Cash and cash equivalents-end of period                   $ 58,052     $ 57,530
                                                          ========     ========


See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. (the company) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three month period ended October 31, 2002 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the consolidated financial statements and footnotes thereto included in Donaldson Company, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended July 31, 2002. Certain amounts in prior periods have been reclassified to conform to the current presentation. The reclassifications had no impact on the net earnings as previously reported.


Note B - Net Earnings Per Share

The company's basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and dilutive shares relating to stock options.

The following table presents information necessary to calculate basic and diluted net earnings per common share (in thousands, except per share amounts):

                                                 Three Months Ended
                                                      October 31
                                                 ------------------
                                                   2002       2001
                                                 -------    -------
Weighted average shares outstanding - basic       43,824     44,252

    Diluted share equivalents                      1,501      1,251
                                                 -------    -------

Weighted average shares outstanding - diluted     45,325     45,503
                                                 =======    =======

Net earnings for basic and diluted
    earnings per share computation               $22,837    $19,724
                                                 -------    -------

Net earnings per share - basic                   $   .52    $   .45
                                                 =======    =======

Net earnings per share - diluted                 $   .50    $   .43
                                                 =======    =======

Note C - Comprehensive Income

The company reports accumulated other comprehensive income as a separate item in the shareholders' equity section of the balance sheet. Other comprehensive income consists of foreign currency translation adjustments and net gains or losses on cash flow hedging derivatives. Total comprehensive income and its components are as follows (in thousands):

                                                     Three Months Ended
                                                         October 31
                                                    ---------------------
                                                      2002         2001
                                                    --------     --------

Net earnings                                        $ 22,837     $ 19,724
Foreign currency translation adjustment                  467        3,003
Net gain (loss) on cash flow hedging derivatives         (82)        (269)
                                                    --------     --------
Total other comprehensive income                    $ 23,222     $ 22,458
                                                    ========     ========

Total accumulated other comprehensive loss and its components are as follows (in thousands):

                                                   October 31,   July 31,
                                                      2002         2002
                                                    --------     --------

Foreign currency translation adjustment             $(10,258)    $(10,725)
Net gain (loss) on cash flow hedging derivatives         (56)          26
Additional minimum pension liability                  (3,597)      (3,597)
                                                    --------     --------
Total accumulated other comprehensive loss          $(13,911)    $(14,296)
                                                    ========     ========


Note D - Segment Reporting

The company has two reportable segments, Engine Products and Industrial Products, that have been identified based on the internal organization structure, management of operations and performance evaluation. Segment detail is summarized as follows (in thousands):

                                        Engine        Industrial      Corporate &         Total
                                       Products        Products       Unallocated        Company
                                       --------        --------        --------         --------
Three Months Ended
October 31, 2002:
   Net sales                           $166,958        $134,096              --         $301,054
   Earnings before income taxes          24,120          10,281        $ (3,117)          31,284

October 31, 2001:
   Net sales                           $156,505        $131,924              --         $288,429
   Earnings before income taxes          18,756          18,629        $ (9,990)          27,395

Note E - Derivative Instruments and Hedging Activities

The company is exposed to changes in the fair value of its fixed-rate debt resulting from interest rate fluctuations. To hedge this exposure, the company entered into a fixed to variable interest rate swap on June 6, 2001. This interest rate swap is accounted for as a fair value hedge and is recorded net of the underlying outstanding debt. Changes in the payment of interest resulting from the interest rate swap are recorded as an offset to interest expense. As of October 31, 2002, the interest rate swap had a fair value of $3.1 million.


Note F - Goodwill and Other Intangible Assets

The company's most recent annual impairment test for goodwill and other intangible assets was completed during the quarter ended January 31, 2002. The results of this test showed that the fair market value of the reporting units that the goodwill is assigned to was higher than the book values of those reporting units, resulting in no goodwill impairment. As of October 31, 2002, there have been no events or circumstances that would indicate an impairment of the company's goodwill and other intangible asset balances since January 31, 2002. As of October 31, 2002, goodwill was $86.5 million, a $0.1 million increase from the balance of $86.4 million at July 31, 2002 due to foreign currency translation. There were no additions to goodwill during the first three months of fiscal 2003.


Note G - Acquisitions

The company completed the purchase of all of the outstanding shares of ultrafilter international AG ("ultrafilter") for $68.3 million in cash on July 12, 2002. Ultrafilter is headquartered in Haan, Germany, with operations in 30 countries. Ultrafilter is a global leader in the design and manufacture of components, replacement parts and complete systems for the compressed air purification industry. Its products include compressed air filters and a wide assortment of replacement filters, a complete offering of refrigeration and desiccant dryers and condensate management devices. The company completed a preliminary purchase price allocation as of July 31, 2002 resulting in an excess of purchase price over the fair values of the net assets acquired of $28.1 million. The company is still in the process of evaluating the assets acquired and liabilities assumed and thus has not yet finalized the allocation of the purchase price. Ultrafilter's operations are a part of the company's Industrial Products segment. Restructuring liabilities recorded in conjunction with the acquisition were approximately $1.2 million as of July 31, 2002 for costs associated with the termination and relocation of employees and the cancellation of lease contracts. Costs incurred and charged to the restructuring liability were $0.6 million for the three months ended October 31, 2002, resulting in an ending balance in this reserve of $0.6 million as of October 31, 2002. The integration of ultrafilter has resulted in a reduction in the work force of approximately 60 employees during the three months ended October 31, 2002.

During the first quarter of fiscal 2003, the company acquired the remaining 50 percent of the company's joint venture, MSCA, LLC located in Monticello, Indiana for $1.7 million in cash. This additional investment brought the company's total ownership to 100 percent. As of October 31, 2002, the financial results for MSCA are included in the company's consolidated results.


Note H - Credit Facilities

In September 2002, the company entered into a new three year multi-currency revolving facility with a group of banks under which the company may borrow up to $150.0 million. The agreement provides that loans may be made under a selection of currencies and rate formulas including Base Rate Advances or Off Shore Rate Advances. The interest rate on each advance is based on certain leverage ratios. Facility fees and other fees on the entire loan commitment are payable over the duration of this facility.

Note I - New Accounting Standards

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses recognition, measurement and reporting of costs associated with exit and disposal activities including restructuring. The company adopted this standard for exit and disposal activities initiated after August 1, 2002.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources

The company generated $48.2 million of cash and cash equivalents from operations during the first quarter of fiscal 2003. Operating cash flows increased by $4.2 million from the same period in the prior year, resulting primarily from an increase in net earnings compared to the prior year of $3.1 million. These cash flows, plus borrowings from the company's credit facility, were used during the first quarter of fiscal 2003 to support $9.5 million in capital additions, repurchase $13.1 million of treasury stock at an average price of $32.57 per share and for the payment of $3.7 million in dividends. At the end of the first quarter, the company had remaining authority to purchase 3.4 million shares of common stock under the share repurchase program authorized by the Board of Directors in January 2001.

At the end of the first quarter, the company held $58.1 million in cash and cash equivalents up from $57.5 million at October 31, 2001. Short-term debt totaled $51.5 million, down from $60.3 million at July 31, 2002. The amount of unused lines of credit as of October 31, 2002 was approximately $168.7 million. Long-term debt of $106.7 million at October 31, 2002 was up from $105.0 million at July 31, 2002 and represented 21.5 percent of total long-term capital, the same as July 31, 2002.

The following table summarizes our fixed cash obligations as of October 31, 2002 (in thousands):

Contractual Cash                            Payments Due by Period
  Obligations                        Less than       1 - 3         4 - 5        After 5
                                          1          year          years         Years
                         Total          Year
                       ----------------------------------------------------------------
Long term debt         $106,737      $     57      $ 44,309      $ 40,074      $ 22,297
Short term debt          51,463        51,463            --            --            --
                       --------      --------      --------      --------      --------
Total contractual
  cash obligations     $158,200      $ 51,520      $ 44,309      $ 40,074      $ 22,297
                       ========      ========      ========      ========      ========

Also, at October 31, 2002, the company had a contingent liability for standby letters of credit totaling $16.3 million that have been issued and are outstanding. Currently, there are no amounts drawn upon these letters of credit.

In September 2002, the company entered into a new three year multi-currency revolving facility with a group of banks under which the company may borrow up to $150.0 million. The agreement provides that loans may be made under a selection of currencies and rate formulas including Base

Rate Advances or Off Shore Rate Advances. The interest rate on each advance is based on certain leverage ratios. Facility fees and other fees on the entire loan commitment are payable over the duration of this facility.

The company believes that the combination of present capital resources, internally generated funds and unused financing sources are adequate to meet cash requirements for the next twelve month period.


Results of Operations

The company is a leading worldwide manufacturer of filtration systems and replacement parts. The company's product mix includes air and liquid filters and exhaust and emission control products for mobile equipment; in-plant air cleaning systems; compressed air purification systems; air intake systems for industrial gas turbines; and specialized filters for such diverse applications as computer disk drives, aircraft passenger cabins and semi-conductor processing. Products are manufactured at more than three dozen plants around the world and through three joint ventures.

The company has two reporting segments engaged in the design, manufacture and sale of systems to filter air and liquid and other complementary products. The two segments are Industrial Products and Engine Products. Products in the Engine Products segment consist of air intake systems, exhaust systems, liquid filtration systems and replacement filters. The Engine Products segment sells to original equipment manufacturers (OEMs) in the construction, industrial, mining, agriculture and transportation markets and to independent distributors, OEM dealer networks, private label accounts and large private fleets. Products in the Industrial Products segment consist of dust, fume and mist collectors, compressed air purification systems, static and pulse-clean air filter systems and specialized air filtration systems for diverse applications including computer disk drives. The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines and OEMs and end-users requiring highly purified air.

Despite only modest growth in net sales compared to the first quarter in the prior year, the company reported record net earnings. Net earnings for the first quarter of fiscal 2003 of $22.8 million were up 15.8 percent from the $19.7 million recorded in the prior year. Total net sales for the first quarter of fiscal 2003 were a record $301.1 million, up 4.4 percent from prior year sales of $288.4 million. Record diluted net earnings per share of 50 cents were up
16.3 percent from prior year diluted net earnings per share of 43 cents, slightly better than the increase in net income as the average number of shares outstanding decreased compared to the prior year period. Productivity improvements, product cost reductions and infrastructure improvements continued to be a focus for the company in the first quarter of fiscal 2003. Sales overseas were up 32.3 percent, comprising just under 50 percent of total first quarter net sales. This helped to offset weaker than expected North American sales in gas turbine products.

For the first quarter of fiscal 2003, net sales in the Engine Products segment of $167.0 million increased 6.7 percent from $156.5 million in the prior year. All three product groups within the Engine Products segment reported year-over-year increases in sales for the second consecutive quarter. Worldwide sales in truck products in the first quarter of fiscal 2003 were $26.7 million, an increase of 23.6 percent from $21.6 million in the prior year. North American heavy-duty truck sales increased by 11.3 percent from the prior year, reflecting the North American Class 8 diesel emissions prebuy. North American light-duty vehicle sales more than tripled over last year, reflecting additional revenues from new PowerCore(TM) filtration programs. Internationally, truck sales increased by 24.6 percent and were particularly strong in the Asia-Pacific region. Worldwide sales of off-road products in the first quarter of fiscal 2003 were $48.3 million, an increase of 5.2 percent from $45.9 million in the prior year. Weak North American conditions in construction and agriculture were more than offset by strong results from Europe and Asia-Pacific, which were up 17.2 percent and 20.1 percent, respectively. Aftermarket product sales in the first quarter of fiscal 2003 were $91.9 million, an increase of 3.3 percent from $88.9 million in the prior year. Flat North American results were offset by strong sales growth in Europe and Asia-Pacific, which were up 13.9 percent and 10.1 percent, respectively.

For the first quarter of fiscal 2003, net sales in the Industrial Products segment of $134.1 million increased 1.6 percent from $131.9 million in the prior year. Sales from recently-acquired ultrafilter were $26.0 million. Excluding these ultrafilter revenues, sales in the Industrial Products segment decreased
18.1 percent. Within the Industrial Products segment, worldwide gas turbine product sales for the first quarter of fiscal 2003 were $38.6 million, a decrease of 32.6 percent from $57.2 million in the prior year. Gas turbine product sales in North America decreased 48.0 percent as the three-year demand-bubble has ended. International sales in gas turbine products increased by 35.7 percent over the prior year led by solid increases in both Europe and Asia-Pacific, which softened the impact of the downturn in North America. Worldwide sales in industrial air filtration products for the first quarter of fiscal 2003 were $42.8 million, a decrease of 11.2 percent from $48.2 million in the prior year. North American business conditions weakened again in the first quarter of fiscal 2003 after slowly improving over the past six months. Sales in Europe were up 6.0 percent, but were offset by weak sales in Asia-Pacific (a decrease of 17.0 percent) as the Japanese industrial economy continues to struggle. For the first quarter of fiscal 2003, worldwide sales of special application products were $26.7 million, a slight increase of 0.9 percent from prior year sales of $26.4 million. Within special application products, disk drive filter sales were down from the prior year but were offset by strong membrane sales in Asia-Pacific.

For the first quarter of fiscal 2003, total international sales in U.S. dollars increased 32.3 percent from the same period in the prior year. Total international Engine Product sales were up 12.4 percent compared to the prior year. International sales for all three product groups within this segment, increased over the prior year. International sales of off-road products led these increases with an increase of 18.2 percent, while sales in truck and aftermarket products increased from the prior year by 12.7 percent and 9.3 percent, respectively. Total international Industrial Product sales were up 53.7 percent from the prior year. Within this segment, international sales of gas turbine products posted a strong increase of 35.7 percent from the prior year, while international sales in special application products increased 5.3 percent. These increases were partially offset by a decrease in industrial air filtration products of 2.8 percent. In international sales, Europe led with an increase in sales of 51.3 percent from the prior year, while sales in Asia-Pacific and South Africa also increased by 14.3 percent and 4.9 percent, respectively, from the prior year. Sales in Mexico posted a decrease of 9.8 percent from the prior year.

Gross margin for the first quarter of fiscal 2003 was 31.5 percent, up from 30.6 percent in the prior year. Ongoing efforts to reduce product costs and improve manufacturing infrastructure continued to drive margin improvements. Plant rationalization activities had no material impact on net earnings in the first quarter of fiscal 2003.

Operating expenses during the first quarter of fiscal 2003 were $63.2 million, or 21.0 percent of sales, compared to $59.3 million, or 20.5 percent of sales in the prior year. The increase over last year is attributable to the addition of ultrafilter, which has a relatively higher run-rate for operating expenses than the company's existing businesses.

Other income for the first quarter of fiscal 2003 totaled $1.6 million, an increase of $0.9 million from $0.7 million in the same period in the prior year. Other income for the first quarter of fiscal 2003 consisted of income from unconsolidated affiliates of $1.5 million, interest income of $0.6 million and other expense of $0.5 million. For the quarter, interest expense was $2.0 million, down 16.2 percent from $2.4 million in the first quarter of the prior year. This decrease reflected lower short-term debt levels compared to the prior year as well as lower short-term interest rates.

The income tax rate for the first quarter of fiscal 2003 remained at 27.0 percent, down from 28.0 percent a year ago and consistent with the income tax rate as of July 31, 2002. The company anticipates maintaining the 27.0 percent tax rate for the forseeable future.

Total backlog of $318 million at October 31, 2002 was down 4 percent, or $13 million, relative to the prior year, reflecting a $20 million drop in backlog for North American gas turbine sales. Total backlog increased 3 percent from the prior quarter end. In the Engine Products segment, total backlog increased 5 percent from the prior year and decreased slightly from the prior quarter end. In the Industrial Products segment, total backlog decreased 13 percent from the prior year but increased 9 percent from the prior quarter end.

Hard order backlog - goods scheduled for delivery in 90 days - was $165 million, down 6 percent or $11 million from the prior year, reflecting a $19 million drop in backlog for North American gas turbine sales. Hard order backlog decreased 7 percent from the prior quarter end. In the Engine Products segment, hard order backlog increased 4 percent from the prior year and decreased 8 percent from the prior quarter end. In the Industrial Products segment, hard order backlog, excluding North American gas turbine and ultrafilter, was down 5 percent from the same period in the prior year, reflecting the continued softness in industrial capital equipment.

Foreign currency translation, resulted in an increase in net sales of $5.6 million and net earnings of $0.4 million. The impact of the euro resulted in a translation gain on net sales of $4.5 million. A translation gain on sales of $0.3 million was also recorded due to the strengthening of the Australian dollar to the U.S. dollar. These gains were offset by translation losses recorded to sales due to the weakness of the South African rand and the Mexican peso against the U.S. dollar of $0.9 million and $0.3 million, respectively. During the first quarter of fiscal 2003, a translation gain on sales of $2.0 million was recorded for ultrafilter mainly due to the strengthening of the euro to the U.S. dollar. On a local currency basis, revenues outside the U.S. increased 30.8 percent in the quarter compared the prior year. Exclusive of the impact of the recently-acquired ultrafilter, the increase was 7.8 percent. Excluding foreign currency translation, worldwide revenue would have increased by 2.4 percent.


Critical Accounting Policies

The company's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Management bases these estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the recorded values of certain assets and liabilities. The company believes its use of estimates and underlying accounting assumptions adhere to accounting principles generally accepted in the United States of America and are consistently applied. Valuations based on estimates and underlying accounting assumptions are reviewed for reasonableness on a consistent basis throughout the company. Management believes the company's critical accounting policies that require more significant judgments and estimates in the preparation of its consolidated financial statements are the following:

ALLOWANCE FOR DOUBTFUL ACCOUNTS - The allowance for doubtful accounts is estimated by management based on evaluation of potential losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of this reserve requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though management considers these balances adequate and proper, changes in economic conditions in specific markets in which the company operates could have an effect on reserve balances required.

INVENTORY - The company's inventories are valued at the lower of cost or market. Reserves for shrink and obsolescence are estimated using standard quantitative measures based on historical losses, including issues related to specific inventory items. Though management considers these balances adequate and proper, changes in economic conditions in specific markets in which the company operates could have an effect on reserve balances required.

PRODUCT WARRANTY - The company estimates warranty costs using standard quantitative measures based on historical warranty claim experience and, in some cases, evaluating specific customer warranty issues. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses relating to warranty issues. Though management considers these balances adequate and proper, changes in the future could impact these determinations.

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


Outlook

North American truck sales should be stronger than previously expected as the projections of a post-October 1 downturn appear to be exaggerated. The company also expects to begin shipping new PowerCore systems for light-duty diesel truck programs late in the second quarter, along with catalytic converter mufflers and Spiracle crankcase emissions systems for the California retrofit market. Order trends indicate continued strength in both Europe and Asia. Off-road sales are expected to remain steady, led by strong performances in international markets. Incoming orders for engine aftermarket products have improved for three consecutive quarters and market conditions have continued to improve. Overall, the company is expecting engine products year-over-year revenue growth in the high single digits in fiscal 2003.

The company expects global gas turbine sales to decrease 30 to 35 percent from last year's record $231 million. Strong business internationally and replacement parts growth are expected to soften the North American downturn. The company expects industrial air filtration markets to be stable near-term. In special applications products, order trends and backlogs indicate continued stable conditions in the various end markets. Compressed air products are expecting continued revenue growth.

With strong growth expected in our engine businesses, declining gas turbine sales, and other industrial businesses either stable or slowly improving, the company remains committed to maximizing operating efficiency through product cost reductions, manufacturing infrastructure improvements, discretionary expense controls, and completing the integration of ultrafilter. Continued improvements in working capital will fund debt reduction and share repurchase.


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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

         The company's exposure to market risks for changes in interest rates relates primarily to our short-term investments, short-term borrowings and interest rate swap agreement. We have no earnings or cash flow exposure due to market risks on our long-term debt obligations as a result of the fixed-rate nature of the debt. However, interest rate changes would affect the fair market value of the debt. At October 31, 2002, the fair value of the company's long-term debt approximates market. Market risk for the company's debt is estimated as the potential decrease in fair value resulting from a hypothetical one-half percent increase in interest rates and amounts to approximately $3.2 million.

         On June 6, 2001, the company entered into an interest rate swap agreement effectively converting a portion of the company's interest rate exposure from a fixed rate to a variable rate basis to hedge against the risk of higher borrowing costs in a declining interest rate environment. The company does not enter into interest rate swap contracts for speculative or trading purposes; the differential to be paid or received on the interest rate swap agreement is accrued and recognized as an adjustment to interest expense as interest rates change. The interest rate swap agreement has an aggregate notional amount of $27.0 million maturing on July 15, 2008. The variable rate is based on the current six-month London Interbank Offered Rates ("LIBOR"). The interest rate swap decreased interest expense by $0.3 million for the three months ended October 31, 2002. As of October 31, 2002, the interest rate swap has a fair value of $3.1 million, which is recorded net of the underlying debt.

         The company does not enter into market risk-sensitive instruments for trading purposes to generate revenues. There have been no material changes in the reported market risk of the company since July 31, 2002. See further discussion of these market risks in the Donaldson Company, Inc. Annual Report on Form 10-K for the year ended July 31, 2002.

Item 4.  Controls and Procedures

         (a) Disclosure Controls and Procedures: Within 90 days prior to the date of this report (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequately designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

         (b) Internal Controls: No significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date, including any corrective actions taken with regard to significant deficiencies and material weaknesses, were made as a result of the evaluation.


                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security holders

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit Index

                  Exhibit 99A & B - Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K.

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DONALDSON COMPANY, INC.
                                            -----------------------
                                                 (Registrant)




 Date     December 13, 2002                 By     /s/ William G. Van Dyke
      -------------------------                 -----------------------------
                                                   William G. Van Dyke
                                                   Chairman, President and
                                                   Chief Executive Officer



 Date     December 13, 2002                 By     /s/ William M. Cook
      -------------------------                 -----------------------------
                                                   William M. Cook
                                                   Senior Vice President,
                                                   International and
                                                   Chief Financial Officer



Date      December 13, 2002                 By     /s/ Thomas A. Windfeldt
      -------------------------                 -----------------------------
                                                   Thomas A. Windfeldt
                                                   Vice President and Controller
                                                   and chief accounting officer

                                 CERTIFICATIONS

I, William G. Van Dyke, Chief Executive Officer of Donaldson Company, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Donaldson Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:          December 13, 2002                     /s/ William G. Van Dyke
         ---------------------------                 ---------------------------
                                                     William G. Van Dyke
                                                     Chief Executive Officer

I, William M. Cook, Chief Financial Officer of Donaldson Company, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Donaldson Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:          December 13, 2002                  /s/ William M. Cook
         ---------------------------              ------------------------------
                                                  William M. Cook
                                                  Chief Financial Officer