Form 10-Q
period 2003-01-31
DONALDSON CO INC
filed 2003-03-14
CIK 29644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING January 31, 2003 OR
                                                 ----------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO
     _________________.

Commission File Number 1-7891
                       ------

                             DONALDSON COMPANY, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             41-0222640
   -------------------------                               --------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                            Identification Number)

                              1400 West 94th Street
                          Minneapolis, Minnesota 55431
                       ---- -----------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 1 2b-2 of the Exchange Act).
                                                           Yes _X_        No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $5 Par Value - 43,466,712 shares as of  February 28, 2003
-----------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (Thousands of dollars, except per share amounts)
                                   (Unaudited)

                                      Three Months Ended                 Six Months Ended
                                          January 31                        January 31
                                -----------------------------     -----------------------------
                                    2003             2002             2003             2002
                                ------------     ------------     ------------     ------------
Net sales                       $    284,447     $    264,281     $    585,501     $    552,710

Cost of sales                        193,682          183,007          399,855          383,118
                                ------------     ------------     ------------     ------------

Gross margin                          90,765           81,274          185,646          169,592

Operating expenses                    62,578           52,976          125,758          112,246
                                ------------     ------------     ------------     ------------

Operating income                      28,187           28,298           59,888           57,346

Other income, net                       (734)            (955)          (2,315)          (1,686)

Interest expense                       1,521            1,190            3,519            3,574
                                ------------     ------------     ------------     ------------

Earnings before income taxes          27,400           28,063           58,684           55,458

Income taxes                           7,398            7,303           15,845           14,974
                                ------------     ------------     ------------     ------------

Net earnings                    $     20,002     $     20,760     $     42,839     $     40,484
                                ============     ============     ============     ============

Weighted average shares
 outstanding                      43,514,276       44,152,615       43,669,051       44,215,963

Diluted shares outstanding        44,958,666       45,666,536       45,070,412       45,749,289

Basic earnings per share        $        .46     $        .47     $        .98     $        .92

Diluted earnings per share      $        .45     $        .45     $        .95     $        .88

Dividends paid per share        $       .085     $       .075     $       .170     $       .150

See Notes to Condensed Consolidated Financial Statements.

                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Thousands of dollars, except per share amounts)
                                   (Unaudited)

                                                                   January 31,     July 31,
                                                                       2003          2002
                                                                    ---------     ---------
ASSETS
------
CURRENT ASSETS
     Cash and cash equivalents                                      $  59,101     $  45,586
     Accounts receivable                                              226,083       251,417
     Inventories
          Materials                                                    44,572        49,162
          Work in process                                              15,228        16,796
          Finished products                                            46,909        51,733
                                                                    ---------     ---------
               Total inventories                                      106,709       117,691
    Prepaid and other current assets                                   39,703        41,790
                                                                    ---------     ---------
               TOTAL CURRENT ASSETS                                   431,596       456,484

Property, plant and equipment, at cost                                578,330       552,724
Less accumulated depreciation                                        (326,550)     (311,811)
                                                                    ---------     ---------
     Property, plant and equipment, net                               251,780       240,913
Goodwill and other intangible assets                                  104,218       103,681
Other assets                                                           47,941        49,053
                                                                    ---------     ---------
               TOTAL ASSETS                                         $ 835,535     $ 850,131
                                                                    =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
     Short-term debt                                                $  44,938     $  60,337
     Current maturities of long-term debt                                  36            57
     Trade accounts payable                                            94,644       115,299
     Accrued employee compensation and related taxes                   26,018        31,171
     Warranty and accrued liabilities                                  29,454        31,542
     Other current liabilities                                         23,216        34,384
                                                                    ---------     ---------
               TOTAL CURRENT LIABILITIES                              218,306       272,790

Long-term debt                                                        106,887       105,019
Deferred income taxes                                                  14,160        13,376
Other long-term liabilities                                            77,164        76,325
                                                                    ---------     ---------
               TOTAL LIABILITIES                                      416,517       467,510
                                                                    ---------     ---------

SHAREHOLDERS' EQUITY
--------------------
     Preferred stock, $1 par value,
       1,000,000 shares authorized, no shares issued                       --            --
     Common stock, $5 par value, 80,000,000 shares authorized,
       49,655,954 issued                                              248,280       248,280
     Retained earnings                                                308,756       274,395
     Accumulated other comprehensive income(loss)                       2,770       (14,296)
     Treasury stock, at cost - 6,160,450 and 5,741,417 shares at
       January 31, 2003 and July 31, 2002, respectively              (140,788)     (125,758)
                                                                    ---------     ---------
               TOTAL SHAREHOLDERS' EQUITY                             419,018       382,621
                                                                    ---------     ---------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 835,535     $ 850,131
                                                                    =========     =========

See Notes to Condensed Consolidated Financial Statements.

                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)
                                   (Unaudited)

                                                             Six Months Ended
                                                                January 31
                                                          ---------------------
                                                            2003         2002
                                                          --------     --------
OPERATING ACTIVITIES
     Net earnings                                         $ 42,839     $ 40,484
     Adjustments to reconcile net earnings to
        net cash provided by operating activities:
          Depreciation and amortization                     17,501       15,958
          Changes in operating assets and liabilities        6,075       13,816
          Other                                              5,639        3,986
                                                          --------     --------
             Net cash provided by operating activities      72,054       74,244
                                                          --------     --------

INVESTING ACTIVITIES
     Net expenditures on property and equipment            (23,382)     (25,115)
     Acquisitions and investments in unconsolidated
        affiliates, net of cash acquired                    (1,259)          --
                                                          --------     --------
             Net cash used in investing activities         (24,641)     (25,115)
                                                          --------     --------

FINANCING ACTIVITIES
     Purchase of treasury stock                            (17,432)      (8,358)
     Increase in long-term debt                              1,725          111
     Decrease in long-term debt                                (39)         (24)
     Change in short-term debt                             (22,925)     (17,525)
     Dividends paid                                         (7,435)      (6,640)
     Other                                                     409        1,035
                                                          --------     --------
           Net cash used in financing activities           (45,697)     (31,401)
                                                          --------     --------

Effect of exchange rate changes on cash                     11,799       (1,364)
                                                          --------     --------

Increase in cash and cash equivalents                       13,515       16,364

Cash and cash equivalents-beginning of year                 45,586       36,136
                                                          --------     --------

Cash and cash equivalents-end of period                   $ 59,101     $ 52,500
                                                          ========     ========

See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A - Basis of Presentation
------

The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. (the company) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and six month periods ended January 31, 2003 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the consolidated financial statements and footnotes thereto included in Donaldson Company, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended July 31, 2002. Certain amounts in prior periods have been reclassified to conform to the current presentation. The reclassifications had no impact on the net earnings as previously reported.


Note B - Accounting for Stock-Based Compensation
------

The company has elected to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recorded for the stock option plan. Had the company used the fair value-based method of accounting to measure compensation expense for its stock option plan and charged compensation cost against income over the vesting periods, net income and the related basic and diluted per common share amounts would have been reduced to the following pro forma amounts:

                                                    Three Months Ended                     Six Months Ended
                                                       January 31                             January 31
                                           ---------------------------------     ---------------------------------
                                                2003               2002               2003               2002
                                           ---------------------------------     ---------------------------------
Net earnings, as reported                  $   20,002,242     $   20,760,020     $   42,839,304     $   40,484,455
Less total stock-based employee
    compensation expense under the fair
    value-based method, net of tax             (1,969,832)        (2,222,163)        (2,457,502)        (2,656,922)
                                           ---------------------------------     ---------------------------------
Pro forma net earnings                     $   18,032,410     $   18,537,857     $   40,381,802     $   37,827,533
                                           =================================     =================================
Basic net earnings per share
    As reported                            $         0.46     $         0.47     $         0.98     $         0.92
    Pro forma                              $         0.41     $         0.42     $         0.92     $         0.86
Diluted net earnings per share
     As reported                           $         0.45     $         0.45     $         0.95     $         0.88
     Pro forma                             $         0.40     $         0.41     $         0.90     $         0.83

Note C - Net Earnings Per Share
------

The company's basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and dilutive shares relating to stock options and unvested restricted stock.

The following table presents information necessary to calculate basic and diluted net earnings per common share (in thousands, except per share amounts):

                                                 Three Months Ended     Six Months Ended
                                                      January 31           January  31

                                                   2003       2002       2003       2002
Weighted average shares outstanding - basic       43,514     44,153     43,669     44,216

   Diluted share equivalents                       1,445      1,514      1,401      1,533
                                                 ----------------------------------------

Weighted average shares outstanding - diluted     44,959     45,667     45,070     45,749
                                                 ========================================

Net earnings for basic and diluted
  Earnings per share computation                 $20,002    $20,760    $42,839    $40,484

Net earnings per share - basic                   $   .46    $   .47    $   .98    $   .92

Net earnings per share - diluted                 $   .45    $   .45    $   .95    $   .88


Note D - Comprehensive Income
------

The company reports accumulated other comprehensive income as a separate item in the shareholders' equity section of the balance sheet. Other comprehensive income consists of foreign currency translation adjustments and net gains or losses on cash flow hedging derivatives.

Total comprehensive income and its components are as follows (in thousands):

                                                       Three Months Ended        Six Months Ended
                                                           January 31               January 31

                                                       2003         2002        2003         2002
Net earnings                                        $ 20,002     $ 20,760     $ 42,839     $ 40,484

Foreign currency translation adjustment               17,324       (6,765)      17,791       (3,762)

Net gain (loss) on cash flow hedging derivatives        (643)         705         (725)         436
                                                    -----------------------------------------------
Total other comprehensive income                    $ 36,683     $ 14,700     $ 59,905     $ 37,158
                                                    ===============================================

Total accumulated other comprehensive gain(loss) and its components at January 31, 2003 and July 31, 2002 are as follows (in thousands):

                                                      January 31,      July 31,
                                                         2003           2002

Foreign currency translation adjustment                $  7,066       $(10,725)
Net gain (loss) on cash flow hedging derivatives           (699)            26
Additional minimum pension liability                     (3,597)        (3,597)
                                                       --------       --------
Total accumulated other comprehensive gain (loss)         2,770       $(14,296)
                                                       ========       ========

Note E - Segment Reporting
------

The company has two reportable segments, Engine Products and Industrial Products, that have been identified based on the internal organization structure, management of operations and performance evaluation. Segment detail is summarized as follows (in thousands):

                                        Engine        Industrial      Corporate &        Total
                                       Products        Products       Unallocated       Company
                                       --------        --------        --------        --------
Three Months Ended
January 31, 2003:
   Net sales                           $153,148        $131,299              --        $284,447
   Earnings before income taxes          17,229          11,880        $ (1,709)         27,400

January 31, 2002:
   Net sales                           $139,693        $124,588              --        $264,281
   Earnings before income taxes          13,156          17,582        $ (2,675)         28,063

Six Months Ended
January 31, 2003:
   Net sales                           $320,106        $265,395              --        $585,501
   Earnings before income taxes          41,349          22,161        $ (4,826)         58,684

January 31, 2002:
   Net sales                           $296,198        $256,512              --        $552,710
   Earnings before income taxes          31,912          36,211        $(12,665)         55,458


Note F - Derivative Instruments and Hedging Activities
------

The company is exposed to changes in the fair value of its fixed-rate debt resulting from interest rate fluctuations. To hedge this exposure, the company entered into a fixed to variable interest rate swap on June 6, 2001. This interest rate swap is accounted for as a fair value hedge and is recorded net of the underlying outstanding debt. Changes in the payment of interest resulting from the interest rate swap are recorded as an offset to interest expense. As of January 31, 2003, the interest rate swap had a fair value of $2.7 million.


Note G - Goodwill and Other Intangible Assets
------

As of January 31, 2003, there have been no events or circumstances that would indicate an impairment of the company's goodwill and other intangible asset balances since January 31, 2002, the date of the company's initial impairment test. Going forward, the company's annual impairment test will be performed during the third quarter of each fiscal year. As of January 31, 2003, goodwill was $86.6 million, a $0.2 million increase from the balance of $86.4 million at July 31, 2002 due to foreign currency translation. There were no additions to goodwill during the first six months of fiscal 2003.


Note H - Acquisition
------

During the first quarter of fiscal 2003, the company acquired the remaining 50 percent of the company's joint venture, MSCA, LCC located in Monticello, Indiana for $1.7 million in cash, which includes $0.4 million of cash acquired. As of January 31, 2003, the financial results for MSCA are included in the company's consolidated results. Pro forma information is not presented due to the immateriality of the operating results of MSCA.

Note I - Acquisition and Plant Restructurings
------

Restructuring liabilities recorded in conjunction with the July 2002 ultrafilter acquisition were approximately $1.2 million as of July 31, 2002 for costs associated with the termination and relocation of employees and the cancellation of lease contracts. Costs incurred and charged to the restructuring liability were $0.1 million and $0.7 million for the three and six months ended January 31, 2003, resulting in an ending balance in this reserve of $0.5 million as of January 31, 2003. The integration of ultrafilter has resulted in a reduction in the work force of approximately 100 employees during the six months ended January 31, 2003.

The company currently has plant rationalization plans involving two of the company's facilities, which will result in the reduction of approximately 126 employees. As of July 31, 2002, the company had a restructuring liability of $0.7 million recorded in conjunction with plans for plant rationalization. Additions to this reserve for the three and six months ended January 31, 2003 were $0.6 million and $0.8 million for costs associated with the termination of employees, respectively. For the three and six months ended January 31, 2003, costs incurred and charged to this reserve amounted to $0.1 million and $0.5 million, respectively. As of January 31, 2003, the balance of this restructuring liability for current plant rationalization plans was $1.0 million. Costs associated with the company's current restructuring plans are expected to be paid by the end of fiscal 2003 when the plans are complete.


Note J - Credit Facilities
------

In September 2002, the company entered into a new three-year multi-currency revolving facility with a group of banks under which the company may borrow up to $150.0 million. The agreement provides that loans may be made under a selection of currencies and rate formulas including Base Rate Advances or Off Shore Rate Advances. The interest rate on each advance is based on certain market interest rates and leverage ratios. Facility fees and other fees on the entire loan commitment are payable over the duration of this facility.


Note K  - Guarantees
------

The company and its partner of its unconsolidated joint venture Advanced Filtration Systems Inc. guarantees certain debt of the joint venture. As of January 31, 2003, the outstanding guaranteed debt of the joint venture was $5.0 million. The company does not have any other guarantees outside of this joint venture debt, product warranties and stand-by letters of credit.

The company estimates warranty costs using standard quantitative measures based on historical warranty claim experience and, in some cases, evaluating specific customer warranty issues. Following is a reconciliation of warranty reserves as of January 31, 2003 (in thousands):

         Balance at August 1, 2002                                 $9,628
         Accruals for warranties issued during the period               -
         Accruals related to pre-existing warranties
         (including changes in estimates)                             978
         Less settlements made during the period                     (748)
                                                                ---------
         Balance at January 31, 2003                               $9,858
                                                                =========

Also, at January 31, 2003, the company had a contingent liability for standby letters of credit totaling $16.3 million that have been issued and are outstanding. The letters of credit guarantee payment to beneficial third parties in the event the company is in breach of specified contract terms as detailed in each letter of credit. Currently, there are no amounts drawn upon these letters of credit.

Note L - New Accounting Standards
------

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The company adopted SFAS No. 143 effective August 1, 2002. The adoption of SFAS No. 143 has not had a material impact on the company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses recognition, measurement and reporting of costs associated with exit and disposal activities including restructuring. The company adopted this standard for exit and disposal activities initiated after August 1, 2002. The adoption of SFAS No. 146 has not had a material impact on the company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation under the fair value-based method. SFAS No. 148 is effective for fiscal years ending after December 15, 2002, with interim disclosure provisions being effective for interim periods beginning after December 15, 2002. The company has adopted the interim disclosure provisions effective for the interim period ending January 31, 2003 (see Note B).

In November 2002, the FASB issued FASB interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for the company's quarter ended January 31, 2003. The company and its partner of its unconsolidated joint venture Advanced Filtration Systems Inc. guarantees certain debt of the joint venture. As of January 31, 2003, the outstanding guaranteed debt of the joint venture was $5.0 million. The company does not have any other guarantees outside of this joint venture debt, product warranties and stand-by letters of credit. The company has previously established reserves for product warranties, which are disclosed in Note K, along with a summary of standby letters of credit. The letters of credit guarantee payment to beneficial third parties in the event the company is in breach of specified contract terms as detailed in each letter of credit.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The transitional disclosure provisions of FIN 46 are effective for all financial statements issued after January 31, 2003. The company does not have any variable interests in variable interest entities as of January 31, 2003. The measurement provisions of FIN 46 are to be applied immediately to any variable interest in variable interest entities created after January 31, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources
-------------------------------

The company generated $72.1 million of cash and cash equivalents from operations during the first six months of fiscal 2003. Operating cash flows decreased by $2.2 million from the same period in the prior year, resulting from a decrease in working capital offset by an increase in net earnings compared to the prior year. These cash flows, plus borrowings from the company's credit facility, were used during the first six months of fiscal 2003 to support $23.4 million in capital additions, repurchase $17.4 million of treasury stock at an average price of $33.12 per share and for the payment of $7.4 million in dividends. The company repurchased 122,700 shares and 526,300 shares of treasury stock for the three and six months ended January 31, 2003, respectively. At the end of the second quarter, the company had remaining authority to purchase 4.0 million shares of common stock under the share repurchase program authorized by the Board of Directors in January 2003.

At the end of the second quarter, the company held $59.1 million in cash and cash equivalents up from $45.6 million at July 31, 2002. Short-term debt totaled $44.9 million, down from $60.3 million at July 31, 2002. The amount of unused lines of credit as of January 31, 2003 was approximately $157.7 million. Long-term debt of $106.9 million at January 31, 2003 was up from $105.0 million at July 31, 2002 and represented 20.3 percent of total long-term capital, compared to 21.5 percent at July 31, 2002.

The following table summarizes the company's fixed cash obligations as of January 31, 2003 (in thousands):

                                                  Payments Due by Period
Contractual Cash
 Obligations                              Less than 1     1 - 3          4 - 5        After 5
                               Total         year          year          years         years
                             --------      --------      --------      --------      --------
Long term debt               $106,923      $     36      $ 44,836      $ 39,716      $ 22,335
Short term debt                44,938        44,938            --            --
                             --------      --------      --------      --------      --------
Total contractual  cash
obligations                  $151,861      $ 44,974      $ 44,836      $ 39,716      $ 22,335
                             ========      ========      ========      ========      ========

Also, at January 31, 2003, the company had a contingent liability for standby letters of credit totaling $16.3 million that have been issued and are outstanding. The letters of credit guarantee payment to beneficial third parties in the event the company is in breach of specified contract terms as detailed in each letter of credit. Currently, there are no amounts drawn upon these letters of credit.

In September 2002, the company entered into a new three-year multi-currency revolving facility with a group of banks under which the company may borrow up to $150.0 million. The agreement provides that loans may be made under a selection of currencies and rate formulas including Base Rate Advances or Off Shore Rate Advances. The interest rate on each advance is based on certain market interest rates and leverage ratios. Facility fees and other fees on the entire loan commitment are payable over the duration of this facility. International subsidiaries may borrow under various credit facilities. As of January 31, 2003, borrowings under these facilities were $9.2 million.

The company believes that the combination of present capital resources, internally generated funds and unused financing sources are adequate to meet cash requirements for the next twelve-month period.


Results of Operations
---------------------

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

The company reported net earnings for the second quarter ended January 31, 2003 of $20.0 million, down 3.7 percent from $20.8 million recorded in the prior year. Total net sales for the three months ended January 31, 2003 of $284.4 million were up 7.6 percent from prior year sales of $264.3 million. Diluted net earnings per share for the second quarter were 45 cents, unchanged from the second quarter of prior year. Productivity improvements, product cost reductions and infrastructure improvements continued to be a focus for the company in the second quarter of fiscal 2003. For the six month period ended January 31, 2003, net earnings were $42.8 million, up 5.8 percent from $40.5 million in the prior year. Total net sales for the six months ended January 31, 2003 were $585.5 million, up 5.9 percent from $552.7 in the prior year.

For the second quarter of fiscal 2003, total international sales in U.S. dollars increased 33.7 percent from the prior year. Year-to-date, in international sales, Europe led with an increase in sales of 52.3 percent from the prior year, while sales in Asia-Pacific and South Africa also increased by 12.9 percent and
20.3 percent, respectively, from the prior year. Sales in Mexico posted a decrease of 10.4 percent from the prior year.

The impact of foreign currency translation during the second quarter, led by the strengthening of the Euro to the U.S. Dollar, increased sales by $12.7 million and net earnings by $1.1 million. On a year-to-date basis, foreign currency translation increased sales by $18.3 million and net earnings by $1.5 million. Worldwide revenues, excluding the impact of foreign currency translation, increased 2.8 percent during the second quarter and 2.6 percent year-to-date.

Gross margin for the second quarter of fiscal 2003 was 31.9 percent, up from
30.8 percent in the prior year, driven by the higher gross margin ultrafilter business. Costs incurred for continuing plant rationalization came to $.02 per share in the quarter and year-to-date. Year-to-date, gross margin improved to
31.7 percent versus 30.7 percent last year, due to ultrafilter.

Operating expenses during the second quarter of fiscal 2003 were $62.6 million, or 22.0 percent of sales, compared to $53.0 million, or 20.0 percent of sales in the prior year. The increase over last year is attributable to the addition of ultrafilter, which has a relatively higher run-rate for operating expenses than the company's other businesses. For the year, operating expenses were $125.8 million, or 21.5 percent, up from $112.2 million, or 20.3 percent in the prior year.

Other income for the second quarter of fiscal 2003 totaled $0.7 million, a decrease of $0.3 million from $1.0 million in the prior year. Other income for the second quarter of fiscal 2003 consisted primarily of income from unconsolidated affiliates of $0.4 million and interest income of $0.3 million. For the quarter, interest expense was $1.5 million, up 27.8 percent from $1.2 million in the prior year. This increase reflects higher debt levels due to the ultrafilter acquisition.

The income tax rate as of January 31, 2003 remained at 27.0 percent, the same as the prior year and consistent with the income tax rate as of July 31, 2002. The company anticipates maintaining the 27.0 percent tax rate for the forseeable future.

Total backlog of $313 million at January 31, 2003 was down 8 percent, or $28 million, relative to the prior year, reflecting a $59 million drop in backlog for North American gas turbine sales. Total backlog decreased 2 percent from the prior quarter end. In the Engine Products segment, total backlog increased 12 percent from the prior year and increased 1 percent from the prior quarter end. In the Industrial Products segment, total backlog decreased 26 percent from the prior year and decreased 5 percent from the prior quarter end, again reflecting the North American gas turbine downturn.

Hard order backlog - goods scheduled for delivery in 90 days - was $168 million, down 4 percent or $7 million from the prior year. Hard order backlog increased 2 percent from the prior quarter end. In the Engine Products segment, hard order backlog increased 10 percent from the prior year and increased 7 percent from the prior quarter end. In the Industrial Products segment, hard order backlog decreased 19 percent from the prior year and decreased 5 percent from the prior quarter end.

ENGINE PRODUCTS SEGMENT For the second quarter of fiscal 2003, net sales in the Engine Products segment of $153.1 million increased 9.6 percent from $139.7 million in the prior year. Year-to-date, net sales were $320.1 million, an increase of 8.1 percent from $296.2 million in the prior year. Net sales for both the quarter and year-to-date increased from the prior year in all three product groups within the Engine Products segment.

Worldwide sales in truck products in the second quarter of fiscal 2003 were $23.5 million, an increase of 25.1 percent from $18.8 million in the prior year. North American heavy-duty truck sales increased by 6.5 percent from the prior year as the truck market maintained its cyclical rebound following the North American Class 8 diesel emissions prebuy. North American light-duty diesel sales doubled over last year, reflecting additional revenues from new PowerCore(TM) filtration programs. Internationally, truck sales increased by 32.4 percent and were particularly strong in the Asia-Pacific region. Year-to-date, worldwide truck product sales were $50.2 million, an increase of 24.3 percent from $40.4 million in the prior year.

Worldwide sales of off-road products in the second quarter of fiscal 2003 were $42.6 million, an increase of 6.2 percent from $40.1 million in the prior year. North American sales were up 2.3 percent and Asia-Pacific and Europe sales were up 13.7 percent and 15.7 percent, respectively. Year-to-date, worldwide off-road product sales were $90.9 million, an increase of 5.6 percent from $86.0 million in the prior year.

Worldwide sales of aftermarket products in the second quarter of fiscal 2003 were $87.1 million, an increase of 7.8 percent from $80.8 million in the prior year. Aftermarket sales comprised 56.9 percent of total Engine Product sales in the quarter. Year-to-date, worldwide aftermarket product sales were $179.0 million, an increase of 5.4 percent from $169.8 million in the prior year.

Total second quarter international Engine Product sales were up 17.7 percent compared to the same period of the prior year. International sales for all three product groups within this segment increased over the same period from the prior year. International sales of truck products led these increases with an increase of 32.4 percent for the quarter, while sales in off-road and aftermarket products increased from the prior year by 20.0 percent and 16.8 percent, respectively. Year-to-date, total international Engine Product sales were up
15.0 percent from prior year.

Certain fiscal 2002 product sales amounts have been reclassified within the Engine Products segment to conform to the current presentation. There is no impact to the total Engine Products segment for fiscal 2002.

INDUSTRIAL PRODUCTS SEGMENT For the second quarter of fiscal 2003, net sales in the Industrial Products segment of $131.3 million increased 5.4 percent from $124.6 million in the prior year. Second quarter sales from recently acquired ultrafilter were $27.4 million. Excluding these ultrafilter revenues, sales in the Industrial Products segment decreased 16.6 percent to $103.9 million. Year-to-date, net sales were $265.4 million, an increase of 3.5 percent from $256.5 million in the prior year. Excluding ultrafilter sales of $53.4 million for the year, year-to-date sales decreased 17.4 percent to $212.0 million from the prior year.

Worldwide sales of gas turbine products in the second quarter of fiscal 2003 were $34.2 million, a decrease of 34.7 percent from a record $52.4 million in the prior year. Sales declined in North America by 48.2 percent for the second consecutive quarter as the three-year demand-bubble has ended. International sales in gas turbine products for the quarter increased by 1.8 percent over the prior year to $14.4 million and replacement part sales were up 20.0 percent, softening the impact of the North American downturn. Year-to-date, worldwide gas turbine product sales were $72.8 million, a decrease of 33.6 percent from a record $109.7 million in the prior year.

Worldwide sales of industrial air filtration products in the second quarter of fiscal 2003 were $43.3 million, a decrease of 1.7 percent from $44.1 million in the prior year. North American revenue decreased 9.2 percent as market conditions continued to be weak with no reported improvement in industrial production or capacity utilization. International sales were up 8.3 percent, although business conditions are still weak in Germany. Year-to-date, worldwide industrial air filtration product sales were $86.2 million, a decrease of 6.7 percent from $92.3 million in the prior year.

Worldwide sales of special application products in the second quarter of fiscal 2003 were $26.4 million, a decrease of 6.2 percent from $28.1 million in the prior year. Within special application products, disk drive filter sales were down from the prior year, as were expanded PTFE membrane sales. Photolithography filtration sales and aircraft cabin air filtration sales were up, driven by increases in Europe. Year-to-date, worldwide special application product sales were $53.0 million, a decrease of 2.8 percent from $54.6 million in the prior year.

Worldwide sales of ultrafilter products were $27.4 million in the second quarter of fiscal 2003 and $53.4 million year-to-date. Comparative sales from the pre-acquisition period, not included in the company's prior year results, were $23.3 million in the second quarter of the prior year and $45.8 million year-to-date, representing revenue growth of 17.7 percent for the quarter and
16.7 percent year-to-date.

Total international Industrial Product sales for the second quarter were up 48.3 percent from the same period of prior year and excluding ultrafilter, were up
2.1 percent . Within this segment, international sales for the second quarter for industrial air filtration products posted an increase of 8.3 percent from the same period of the prior year, while international sales in gas turbine products increased 1.8 percent. These second-quarter increases were partially offset by a decrease in special application products of 3.2 percent during the second quarter. Year-to-date, total international Industrial Product sales were up 50.9 percent over the prior year.


Critical Accounting Policies
----------------------------

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE - The allowance for doubtful accounts is estimated by management based on evaluation of potential losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of this reserve requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though management considers these balances adequate and proper, changes in economic conditions in specific markets in which the company operates could have an effect on reserve balances required.

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


Outlook
-------

North American heavy-duty truck build rates are expected to begin improving this spring, and orders suggest demand for new heavy-duty trucks is growing and should last for several quarters. New PowerCore systems for light-duty diesel truck programs have ramped up quickly and are expected to lift truck results for the remainder of this year. Order trends and ending backlogs indicate continued strength in Europe and Asia. Off-road sales are expected to remain steady as slight improvement in the agriculture market is tempered by continued weak global construction outlook. North American aftermarket sales are expected to begin growing as freight shipments are expected to increase in 2003, following two years of declines. Both North American and international aftermarket order rates have continued to improve. Overall, the company continues to expect high single-digit revenue growth for the Engine Products segment.

The company expects industrial air filtration markets to remain stable near-term, while last year's third quarter offers a low comparable. The outlook for global gas turbine sales continues at 35 percent down from last year's record $231 million. Aftermarket parts growth and more stable conditions internationally are expected to soften the sharp North American decline in the gas turbine markets. In special applications products, order trends and backlogs continue to indicate stable conditions in the various end markets. ultrafilter products are expecting continued revenue growth, despite market conditions similar to the industrial air filtration markets.

The company's outlook is very similar to the one provided after the first quarter. The company anticipates strong growth in its engine businesses, declining gas turbine sales, and other industrial businesses either stable or slowly improving. Against that backdrop, the company is focused on continually improving operating efficiency through product cost reductions, manufacturing infrastructure improvements, discretionary expense controls and completing the integration of ultrafilter. Donaldson remains committed to delivering its 14th consecutive year of double-digit earnings growth in 2003.


Forward-Looking Statements
--------------------------

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

The company wishes to caution investors that any forward-looking statements made by or on behalf of the company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to: risks associated with currency fluctuations, commodity prices, world economic factors, political factors, the company's substantial international operations, highly competitive markets, changes in product demand and changes in the geographic and product mix of sales, acquisition opportunities and integration of recent acquisitions, facility and product line rationalization, research and development expenditures, including ongoing information technology improvements, and governmental laws and regulations, including diesel emissions controls. For a more detailed explanation of the foregoing and other risks, see Exhibit 99, which is part of the company's Form 10-K for the year ended July 31, 2002 filed with the Securities and Exchange Commission. The company wishes to caution investors that other factors may in the future prove to be important in affecting the company's results of operations. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

         The company's exposure to market risks for changes in interest rates relates primarily to our short-term investments, short-term borrowings and interest rate swap agreement. We have no earnings or cash flow exposure due to market risks on our long-term debt obligations as a result of the fixed-rate nature of the debt. However, interest rate changes would affect the fair market value of the debt. At January 31, 2003, the fair value of the company's long-term debt approximates market. Market risk for the company's debt is estimated as the potential decrease in fair value resulting from a hypothetical one-half percent increase in interest rates and amounts to approximately $3.0 million.

         On June 6, 2001, the company entered into an interest rate swap agreement effectively converting a portion of the company's interest rate exposure from a fixed rate to a variable rate basis to hedge against the risk of higher borrowing costs in a declining interest rate environment. The company does not enter into interest rate swap contracts for speculative or trading purposes; the differential to be paid or received on the interest rate swap agreement is accrued and recognized as an adjustment to interest expense as interest rates change. The interest rate swap agreement has an aggregate notional amount of $27.0 million maturing on July 15, 2008. The variable rate is based on the current six-month London Interbank Offered Rates ("LIBOR"). As of January 31, 2003, the interest rate swap has a fair value of $2.7 million, which is recorded net of the underlying debt in the liabilities section of the balance sheet.

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

                                             DONALDSON COMPANY, INC.
                                             -----------------------
                                                   (Registrant)




Date     March 14, 2003                      By        /s/ William G. Van Dyke
     -------------------------                  --------------------------------
                                                       William G. Van Dyke
                                                       Chairman, President and
                                                       Chief Executive Officer



Date     March 14, 2003                      By        /s/ William M. Cook
     -------------------------                  --------------------------------
                                                       William M. Cook
                                                       Senior Vice President,
                                                       International and
                                                       Chief Financial Officer

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


Date:             March 14, 2003                     /s/ William G. Van Dyke
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


Date:             March 14, 2003                     /s/ William M. Cook
         ---------------------------                 ---------------------------
                                                     William M. Cook
                                                     Chief Financial Officer