Form 10-Q
period 2003-04-30
DONALDSON CO INC
filed 2003-06-16
CIK 29644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING April 30, 2003 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

Commission File Number 1-7891
                       ------

                             DONALDSON COMPANY, INC.
           --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                      41-0222640
           --------------------------------------------------------
           (State or other jurisdiction of      (I.R.S. Employer
            incorporation or organization)    Identification Number)

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

Common Stock, $5 Par Value - 43,381,280 shares as of May 31, 2003
-----------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (Thousands of dollars, except per share amounts)
                                   (Unaudited)

                                    Three Months Ended              Nine Months Ended
                                         April 30                        April 30
                               ----------------------------    ----------------------------
                                   2003            2002            2003            2002
                               ------------    ------------    ------------    ------------
Net sales                      $    302,457    $    269,423    $    887,958    $    822,133

Cost of sales                       204,226         184,447         604,081         567,565
                               ------------    ------------    ------------    ------------

Gross margin                         98,231          84,976         283,877         254,568

Operating expenses                   63,454          54,953         189,212         167,199
                               ------------    ------------    ------------    ------------

Operating income                     34,777          30,023          94,665          87,369

Other income, net                    (1,033)           (810)         (3,348)         (2,496)

Interest expense                      1,109           1,417           4,628           4,991
                               ------------    ------------    ------------    ------------

Earnings before income taxes         34,701          29,416          93,385          84,874

Income taxes                          9,369           7,942          25,214          22,916
                               ------------    ------------    ------------    ------------

Net earnings                   $     25,332    $     21,474    $     68,171    $     61,958
                               ============    ============    ============    ============

Weighted average shares
 outstanding                     43,385,902      44,196,624      43,540,242      44,190,547

Diluted shares outstanding       44,793,118      45,728,376      45,001,848      45,768,766

Basic earnings per share       $        .59    $        .48    $       1.57    $       1.40

Diluted earnings per share     $        .56    $        .47    $       1.51    $       1.35

Dividends paid per share       $       .090    $       .080    $       .260    $       .230


See Notes to Condensed Consolidated Financial Statements.

                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Thousands of dollars, except per share amounts)
                                   (Unaudited)

                                                              April 30,     July 31,
                                                                 2003         2002
                                                              ---------    ---------
ASSETS
------
CURRENT ASSETS
     Cash and cash equivalents                                $  49,760    $  45,586
     Accounts receivable                                        224,395      251,417
     Inventories
          Materials                                              46,860       49,162
          Work in process                                        16,009       16,796
          Finished products                                      49,316       51,733
                                                              ---------    ---------
               Total inventories                                112,185      117,691
     Prepaid and other current assets                            40,417       41,790
                                                              ---------    ---------
               TOTAL CURRENT ASSETS                             426,757      456,484

Property, plant and equipment, at cost                          589,946      552,724
Less accumulated depreciation                                  (333,722)    (311,811)
                                                              ---------    ---------
     Property, plant and equipment, net                         256,224      240,913
Goodwill and other intangible assets                            109,027      103,681
Other assets                                                     67,870       49,053
                                                              ---------    ---------
               TOTAL ASSETS                                   $ 859,878    $ 850,131
                                                              =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
     Short-term debt                                          $  30,189    $  60,337
     Current maturities of long-term debt                            44           57
     Trade accounts payable                                     101,815      115,299
     Accrued employee compensation and related taxes             33,117       31,171
     Warranty and accrued liabilities                            26,840       31,542
     Other current liabilities                                   27,652       34,384
                                                              ---------    ---------
               TOTAL CURRENT LIABILITIES                        219,657      272,790

Long-term debt                                                  107,637      105,019
Deferred income taxes                                            14,887       13,376
Other long-term liabilities                                      78,040       76,325
                                                              ---------    ---------
               TOTAL LIABILITIES                                420,221      467,510
                                                              ---------    ---------
SHAREHOLDERS' EQUITY
--------------------
Preferred stock, $1 par value,
  1,000,000 shares authorized, no shares issued                      --           --
Common stock, $5 par value, 80,000,000 shares authorized,
  49,655,954 issued                                             248,280      248,280
Retained earnings                                               328,932      274,395
Accumulated other comprehensive income (loss)                     5,322      (14,296)
Treasury stock, at cost - 6,198,020 and 5,741,417 shares at
  April 30, 2003 and July 31, 2002, respectively               (142,877)    (125,758)
                                                              ---------    ---------
               TOTAL SHAREHOLDERS' EQUITY                       439,657      382,621
                                                              ---------    ---------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 859,878    $ 850,131
                                                              =========    =========

See Notes to Condensed Consolidated Financial Statements.

                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)
                                   (Unaudited)

                                                            Nine Months Ended
                                                                April 30
                                                         ----------------------
                                                            2003        2002
                                                         ---------    ---------
OPERATING ACTIVITIES
     Net earnings                                        $  68,171    $  61,958
     Adjustments to reconcile net earnings to
        net cash provided by operating activities:
          Depreciation and amortization                     27,584       23,862
          Changes in operating assets and liabilities       19,150       25,491
          Other                                            (11,643)      (4,860)
                                                         ---------    ---------
             Net cash provided by operating activities     103,262      106,451
                                                         ---------    ---------

INVESTING ACTIVITIES
     Net expenditures on property and equipment            (35,265)     (35,774)
     Acquisitions and investments in unconsolidated
        affiliates, net of cash acquired                    (1,259)          --
                                                         ---------    ---------
             Net cash used in investing activities         (36,524)     (35,774)
                                                         ---------    ---------

FINANCING ACTIVITIES
     Purchase of treasury stock                            (20,837)      (9,882)
     Increase in long-term debt                                702          106
     Decrease in long-term debt                                (39)         (21)
     Decrease in short-term debt                           (38,091)     (17,238)
     Dividends paid                                        (11,350)     (10,178)
     Other                                                     629        1,484
                                                         ---------    ---------
           Net cash used in financing activities           (68,986)     (35,729)
                                                         ---------    ---------

Effect of exchange rate changes on cash                      6,422         (313)
                                                         ---------    ---------

Increase in cash and cash equivalents                        4,174       34,635

Cash and cash equivalents-beginning of year                 45,586       36,136
                                                         ---------    ---------

Cash and cash equivalents-end of period                  $  49,760    $  70,771
                                                         =========    =========

See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. (the company) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and nine month periods ended April 30, 2003 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the consolidated financial statements and footnotes thereto included in Donaldson Company, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended July 31, 2002. Certain amounts in prior periods have been reclassified to conform to the current presentation. The reclassifications had no impact on the net earnings as previously reported.

Note B - Accounting for Stock-Based Compensation

The company has elected to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recorded for the stock option plan. Had the company used the fair value-based method of accounting to measure compensation expense for its stock option plan and charged compensation cost against income over the vesting periods, net income and the related basic and diluted per common share amounts would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

                                             Three Months Ended           Nine Months Ended
                                                  April 30                    April 30
                                          ------------------------    ------------------------
                                             2003          2002          2003          2002
                                          ----------    ----------    ----------    ----------
Net earnings, as reported                 $   25,332    $   21,474    $   68,171    $   61,958
Less total stock-based employee
    compensation expense under the fair
    value-based method, net of tax              (679)         (618)       (3,136)       (3,274)
                                          ----------    ----------    ----------    ----------
Pro forma net earnings                    $   24,653    $   20,856    $   65,035    $   58,684

                                          ==========    ==========    ==========    ==========
Basic net earnings per share
    As reported                           $     0.59    $     0.48    $     1.57    $     1.40
    Pro forma                             $     0.57    $     0.47    $     1.49    $     1.33
Diluted net earnings per share
     As reported                          $     0.56    $     0.47    $     1.51    $     1.35
     Pro forma                            $     0.55    $     0.45    $     1.45    $     1.28

Note C - Net Earnings Per Share

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

The following table presents information necessary to calculate basic and diluted net earnings per common share (in thousands, except per share amounts):

                                               Three Months Ended  Nine Months Ended
                                                     April 30          April 30
                                                -----------------  ------------------

                                                 2003      2002      2003      2002
                                                -------   -------   -------   -------
Weighted average shares outstanding - basic      43,386    44,197    43,540    44,191

   Diluted share equivalents                      1,407     1,531     1,462     1,578
                                                -------   -------   -------   -------

Weighted average shares outstanding - diluted    44,793    45,728    45,002    45,769
                                                =======   =======   =======   =======

Net earnings for basic and diluted
  earnings per share computation                $25,332   $21,474   $68,171   $61,958

Net earnings per share - basic                  $   .59   $   .48   $  1.57   $  1.40

Net earnings per share - diluted                $   .56   $   .47   $  1.51   $  1.35


Note D - Comprehensive Income

The company reports accumulated other comprehensive income as a separate item in the shareholders' equity section of the balance sheet. Other comprehensive income consists of foreign currency translation adjustments and net gains or losses on cash flow hedging derivatives.

Total comprehensive income and its components are as follows (in thousands):

                                                    Three Months Ended      Nine Months Ended
                                                         April 30                April 30
                                                   --------------------    --------------------
                                                     2003        2002        2003        2002
                                                   --------    --------    --------    --------
Net earnings                                       $ 25,332    $ 21,474    $ 68,171    $ 61,958
Foreign currency translation adjustment               2,705       5,218      20,496       1,456
Net gain (loss) on cash flow hedging derivatives       (153)       (599)       (878)       (163)
                                                   --------    --------    --------    --------
Total other comprehensive income                   $ 27,884    $ 26,093    $ 87,789    $ 63,251
                                                   ========    ========    ========    ========

Total accumulated other comprehensive gain (loss) and its components at April 30, 2003 and July 31, 2002 are as follows (in thousands):

                                                              April 30,       July 31,
                                                                2003            2002
                                                          -----------------------------
Foreign currency translation adjustment                        $9,771        $(10,725)
Net gain (loss) on cash flow hedging derivatives                 (852)             26
Additional minimum pension liability                           (3,597)         (3,597)
                                                          -----------------------------
Total accumulated other comprehensive gain (loss)              $5,322        $(14,296)
                                                          =============================

Note E - Segment Reporting

The company has two reportable segments, Engine Products and Industrial Products, that have been identified based on the internal organization structure, management of operations and performance evaluation. Segment detail is summarized as follows (in thousands):

                                   Engine   Industrial Corporate &    Total
                                  Products   Products  Unallocated   Company
                                  --------   --------  -----------   -------
Three Months Ended
April 30, 2003:
   Net sales                      $174,892   $127,565         --    $302,457
   Earnings before income taxes     24,738      8,616   $  1,347      34,701

April 30, 2002:
   Net sales                      $152,010   $117,413         --    $269,423
   Earnings before income taxes     17,345     15,114   $ (3,043)     29,416

Nine Months Ended
April 30, 2003:
   Net sales                      $494,998   $392,960         --    $887,958
   Earnings before income taxes     66,087     30,777   $ (3,479)     93,385

April 30, 2002:
   Net sales                      $448,208   $373,925         --    $822,133
   Earnings before income taxes     49,257     51,325   $(15,708)     84,874

Note F - Derivative Instruments and Hedging Activities

The company is exposed to changes in the fair value of its fixed-rate debt resulting from interest rate fluctuations. To hedge this exposure, the company has entered into fixed to variable interest rate swaps on June 6, 2001 and on March 18, 2003. These interest rate swaps are accounted for as fair value hedges and are recorded net of the underlying outstanding debt. Changes in the payment of interest resulting from the interest rate swaps are recorded as an offset to interest expense. As of April 30, 2003, the interest rate swaps had a fair value of $3.5 million.

Note G - Goodwill and Other Intangible Assets

The company performed its annual impairment test of goodwill during the third quarter of fiscal 2003. The results of this test show that the fair market value of the reporting units that the goodwill is assigned to is higher than the book values of those reporting units, resulting in no goodwill impairment. As of April 30, 2003, goodwill was $91.5 million, a $5.1 million increase from the balance of $86.4 million at July 31, 2002. This increase is due to foreign currency translation impact of $5.8 million partially offset by $0.7 million decrease due to purchase accounting adjustments for the acquisition of ultrafilter.

Note H - Acquisition

During the first quarter of fiscal 2003, the company acquired the remaining 50 percent of the company's joint venture, MSCA, LCC located in Monticello, Indiana for $1.7 million in cash, which includes $0.4 million of cash acquired. The financial results for MSCA are included in the company's consolidated results from the date the additional interest was acquired. Pro forma information is not presented due to the immateriality of the operating results of MSCA.

Note I - Acquisition and Plant Restructurings

Restructuring liabilities recorded in conjunction with the July 2002 ultrafilter acquisition were approximately $1.2 million as of July 31, 2002 related primarily to costs associated with the termination and relocation of employees and the cancellation of lease contracts. Costs incurred and charged to the restructuring liability were $0.2 million and $0.9 million for the three and nine months ended April 30, 2003, resulting in an ending balance in this reserve of $0.3 million as of April 30, 2003. The integration of ultrafilter has resulted in a reduction in the work force of approximately 140 employees during the nine months ended April 30, 2003. Remaining costs associated with these restructuring plans are expected to be paid in fiscal 2004.

The company currently has plant rationalization plans involving three of the company's facilities which will result in the reduction in the work force of approximately 156 employees. As of July 31, 2002, the company had a restructuring liability of $0.7 million recorded in conjunction with these plans. There were no additions to this reserve for the three months ended April 30, 2003. Additions to this reserve for the nine months ended April 30, 2003 were $0.8 million for costs associated with the termination of employees. For the three and nine months ended April 30, 2003, costs incurred and charged to this reserve amounted to $0.3 million and $0.7 million, respectively. As of April 30, 2003, the balance of this restructuring liability for current plant rationalization plans was $0.8 million. Remaining costs associated with the company's current restructuring plans are expected to be paid in the first half of fiscal 2004.

Note J - Credit Facilities

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

Note K  - Guarantees

The company and its partner of an unconsolidated joint venture, Advanced Filtration Systems Inc., guarantees certain debt of the joint venture. As of April 30, 2003, the outstanding guaranteed debt of the joint venture was $5.0 million.

The company estimates warranty costs using standard quantitative measures based on historical warranty claim experience and, in some cases, evaluating specific customer warranty issues. Following is a reconciliation of warranty reserves as of April 30, 2003 (in thousands):

              Balance at August 1, 2002                                 $9,628
              Accruals for warranties issued during the period             880
              Accruals related to pre-existing warranties
              (including changes in estimates)                            (525)
              Less settlements made during the period                   (1,233)
                                                                     ----------
              Balance at April 30, 2003                                 $8,750
                                                                     ==========

At April 30, 2003, the company had a contingent liability for standby letters of credit totaling $16.3 million that have been issued and are outstanding. The letters of credit guarantee payment to beneficial third parties in the event the company is in breach of specified contract terms as detailed in each letter of credit. At April 30, 2003, there are no amounts drawn upon these letters of credit.

Note L - Commitments and Contingencies

The company is a defendant in a lawsuit filed in November 1998 in the United States District Court for the Northern District of Iowa (Eastern Division) by Engineered Products Company ("EPC"). EPC claims patent infringement by Donaldson arising out of its sales of graduated air restriction indicators in the period from 1996 through the expiration of the EPC patent in May 2001 and seeks monetary damages. EPC is also seeking damages for some period of time beyond the expiration of the patent. A trial date recently has been scheduled for September 15, 2003. The company denies any liability and believes the patent is unenforceable and invalid. The company is vigorously defending the suit. The amount of loss, if any, to the company currently cannot be estimated.

The company is currently not otherwise subject to any pending litigation other than routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the business, results of operations, financial condition or liquidity of the company.

Note M - Assets Held for Sale

Included in property, plant and equipment are $3.9 million of land and buildings held for sale in Ome City, Japan. The company signed a sales agreement for these assets on May 2, 2003 for a purchase price of $10.8 million. On May 2, 2003 the company received $5.4 million of the purchase price, which has been deferred until the sale has been completed. The sale is expected to close on July 15, 2003 with the gain on the sale being recognized in the first half of fiscal 2004.

Note N - New Accounting Standards

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

In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for the company's quarter ended January 31, 2003. The company has previously established reserves for product warranties, which are disclosed in Note K, along with a summary of standby letters of credit and a description of a guarantee of joint venture debt. The letters of credit guarantee payment to beneficial third parties in the event the company is in breach of specified contract terms as detailed in each letter of credit.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The transitional disclosure provisions of FIN 46 are effective for all financial statements issued after January 31, 2003. The company does not have any variable interests in variable interest entities as of April 30, 2003. The measurement provisions of FIN 46 are to be applied immediately to any variable interest in variable interest entities created after January 31, 2003.

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires that three types of freestanding financial instruments be classified as liabilities: mandatorily redeemable shares; instruments that do or may require the issuer to buy back some of its shares in exchange for cash or assets; and obligations that can be settled with shares, the value of which is fixed, tied to a variable or varies inversely with the share price. The Statement is effective for all financial instruments modified or entered into after May 31, 2003 and otherwise effective for interim periods beginning after June 15, 2003. The company will adopt the Statement as required during fiscal 2004, with no impact on the consolidated financial statements expected.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The company generated $103.3 million of cash and cash equivalents from operations during the first nine months of fiscal 2003. Operating cash flows decreased by $3.2 million from the same period in the prior year, resulting primarily from a smaller improvement in working capital compared to the prior year, partially offset by an increase in net earnings. These cash flows, plus borrowings from the company's credit facility, were used during the first nine months of fiscal 2003 to support $35.3 million in capital additions, repurchase $20.8 million of treasury stock at an average price of $33.54 per share and for the payment of $11.4 million in dividends. The company repurchased 95,000 shares and 621,300 shares of treasury stock for the three and nine months ended April 30, 2003, respectively. At the end of the third quarter, the company had remaining authority to purchase 3.9 million shares of common stock under the share repurchase program authorized by the Board of Directors in January 2003.

At the end of the third quarter, the company held $49.8 million in cash and cash equivalents, up from $45.6 million at July 31, 2002. Short-term debt totaled $30.2 million, down from $60.3 million at July 31, 2002. The amount of unused lines of credit as of April 30, 2003 was approximately $169.6 million. Long-term debt of $107.6 million at April 30, 2003 was up from $105.0 million at July 31, 2002 and represented 19.7 percent of total long-term capital, compared to 21.5 percent at July 31, 2002. The increase in long-term debt is primarily due to an adjustment of $1.8 million for the fair market value of the interest rate swaps and an addition of debt of $0.7 million.

The following table summarizes the company's fixed cash obligations as of April 30, 2003 (in thousands):



                                                        Payments Due by Period
Contractual Cash                             Less than 1       1 - 3           4 - 5         After 5
  Obligations                    Total          year            year           years          years
                           --------------------------------------------------------------------------
Long term debt                  $107,681       $     44        $ 44,739       $ 40,388       $ 22,510
Short term debt                   30,189         30,189             -              -              -
                           --------------------------------------------------------------------------
Total contractual  cash
obligations                     $137,870       $ 30,233        $ 44,739       $ 40,388       $ 22,510
                           ==========================================================================

The company and its partner of an unconsolidated joint venture, Advanced Filtration Systems Inc., guarantees certain debt of the joint venture. As of April 30, 2003, the outstanding guaranteed debt of the joint venture was $5.0 million.

At April 30, 2003, the company had a contingent liability for standby letters of credit totaling $16.3 million that have been issued and are outstanding. The letters of credit guarantee payment to beneficial third parties in the event the company is in breach of specified contract terms as detailed in each letter of credit. At April 30, 2003, there are no amounts drawn upon these letters of credit.

In September 2002, the company entered into a new three-year multi-currency revolving facility with a group of banks under which the company may borrow up to $150.0 million. The agreement provides that loans may be made under a selection of currencies and rate formulas including Base Rate Advances or Off Shore Rate Advances. The interest rate on each advance is based on certain market interest rates and leverage ratios. Facility fees and other fees on the entire loan commitment are payable over the duration of this facility. International subsidiaries may borrow under various credit facilities. As of April 30, 2003, borrowings under these facilities were $6.3 million.

The company is required to meet various debt covenant tests for its debt agreements. As of April 30, 2003, the company is in compliance with these debt covenants.

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

The company reported record net earnings for the third quarter ended April 30, 2003 of $25.3 million, up 18.0 percent from $21.5 million recorded in the prior year. Total net sales for the three months ended April 30, 2003 were a record $302.5 million up 12.3 percent from prior year net sales of $269.4 million. Diluted net earnings per share for the third quarter were 56 cents, up 19.1 percent from 47 cents in the third quarter of the prior year. For the nine months ended April 30, 2003, net earnings were a record $68.2 million, up 10.0 percent from $62.0 million in the prior year. Total net sales for the nine months ended April 30, 2003 were $888.0 million, up 8.0 percent from $822.1 in the prior year. The company's diversification was apparent in the results with strong improvement in the Engine Products segment offsetting the severe contraction in the sale of gas turbine products within the Industrial Products segment. Other improvements that contributed to the record quarter included the first year over year revenue increase in the company's industrial air filtration products in over two years. The company also saw continued strength in the Engine Products segment in Asia, particularly Japan, which was driven by a sustained strong market for off-road equipment and a spike in demand for emission products. Additionally, the integration of ultrafilter has been better than expected as ultrafilter has continued to generate revenue growth while improving product cost and operating efficiency.

For the third quarter of fiscal 2003, total international sales in U.S. dollars increased 46.8 percent from the prior year. Year-to-date, sales in Europe increased by 55.2 percent from the prior year mainly due to the addition of ultrafilter as well as the effects of foreign currency translation, while sales in Asia-Pacific and South Africa also increased by 18.8 percent and 36.0 percent, respectively, from the prior year. Sales in Mexico posted a decrease of
5.6 percent from the prior year.

The impact of foreign currency translation during the third quarter, led by the strengthening of the Euro to the U.S. Dollar, increased sales by $20.5 million and net earnings by $1.0 million. On a year-to-date basis, foreign currency translation increased sales by $38.8 million and net earnings by $2.5 million. Worldwide revenues, excluding the impact of foreign currency translation, increased 4.7 percent during the third quarter and 3.3 percent year-to-date. Excluding the impact of foreign currency translation, third quarter revenues outside the U.S. increased 27.2 percent, primarily reflecting the impact of ultrafilter. Year-to-date, revenues outside the U.S. increased 25.2 percent, or 4.2 percent not including ultrafilter.

Gross margin for the third quarter of fiscal 2003 was 32.5 percent, up from 31.5 percent in the prior year, driven by the higher gross margin ultrafilter business. Year-to-date, gross margin improved to 32.0 percent versus 31.0 percent last year due again to the higher gross margin ultrafilter business. Costs incurred for continuing plant rationalization came to $.03 per share in the quarter compared to none a year ago. Year-to-date, plant rationalization costs were $.05 per share versus $.03 per share in the prior year.

Operating expenses during the third quarter of fiscal 2003 were $63.5 million, or 21.0 percent of sales, compared to $55.0 million, or 20.4 percent of sales in the prior year. The increase over last year is attributable to the addition of ultrafilter, which has a higher run-rate for operating expenses than the company's other businesses. For the year, operating expenses were $189.2 million, or 21.3 percent, up from $167.2 million, or 20.3 percent in the prior year.

Other income for the third quarter of fiscal 2003 totaled $1.0 million, up slightly from $0.8 million in the prior year. Other income for the third quarter of fiscal 2003 consisted primarily of income from unconsolidated affiliates of $0.8 million and interest income of $0.1 million. For the quarter, interest expense was $1.1 million, down 21.7 percent from $1.4 million in the prior year, reflecting lower interest rates and debt levels from last year. Year-to-date, other income was $3.3 million, up from $2.5 million in the prior year. Year-to-date, interest expense was $4.6 million, down from $5.0 million in the prior year.

The income tax rate as of April 30, 2003 remained at 27.0 percent, the same as the prior year and consistent with the income tax rate as of July 31, 2002.

Total backlog of $316 million at April 30, 2003 was down 6 percent, or $20 million, relative to the prior year, reflecting the decrease in the North American gas turbine market. Total backlog was up 1 percent from the prior quarter end. In the Engine Products segment, total backlog increased 10 percent from the prior year and increased 4 percent from the prior quarter end. In the Industrial Products segment, total backlog decreased 23 percent from the prior year and decreased 4 percent from the prior quarter end, again reflecting the North American gas turbine downturn. Excluding ultrafilter and North American gas turbine, total backlog increased 7 percent from last year, continuing the slow improvement in business levels seen for several quarters.

Hard order backlog - goods scheduled for delivery in 90 days - was $180 million, down 8 percent or $15 million from the prior year. Hard order backlog increased 7 percent from the prior quarter end. In the Engine Products segment, hard order backlog increased 15 percent from the prior year and increased 9 percent from the prior quarter end. In the Industrial Products segment, hard order backlog decreased 29 percent from the prior year and increased 5 percent from the prior quarter end.

ENGINE PRODUCTS SEGMENT For the third quarter of fiscal 2003, net sales in the Engine Products segment of $174.9 million increased 15.1 percent from $152.0 million in the prior year. Year-to-date, net sales were $495.0 million, an increase of 10.4 percent from $448.2 million in the prior year. Net sales for both the quarter and year-to-date increased from the prior year in all three product groups within the Engine Products segment.

Worldwide sales in truck products in the third quarter of fiscal 2003 were $30.7 million, an increase of 29.5 percent from $23.7 million in the prior year, in contrast to general industry conditions. North American truck sales increased
14.9 percent from the prior year as light-duty diesel sales more than tripled over last year, reflecting additional revenues from new PowerCoreTM programs. International truck sales increased 73.7 percent, which included a spike in demand for emissions products in Japan. Year-to-date, worldwide truck product sales totaled $80.9 million, an increase of 26.3 percent from $64.1 million in the prior year.

Worldwide sales of off-road products in the third quarter of fiscal 2003 were $54.4 million, an increase of 20.2 percent from $45.3 million in the prior year. North American sales were up 10.6 percent on stronger sales in defense products. Asia-Pacific and Europe sales were up 36.4 percent and 40.8 percent, respectively. Off-road sales in Europe were up $4.4 million mainly due to the effects of foreign currency translation. Sales in Japan were strong on the continued export demand for off-road equipment in China. Year-to-date, worldwide off-road product sales were $145.3 million, an increase of 10.7 percent from $131.3 million in the prior year.

Worldwide sales of aftermarket products in the third quarter of fiscal 2003 were $89.8 million, an increase of 8.1 percent from $83.0 million in the prior year. International sales in aftermarket products posted an increase of 17.9 percent from the prior year with sales increasing in Europe and Asia by 10.1 percent and
21.0 percent, respectively. The increase in Europe was largely due to the effects of foreign currency translation while the increase in Asia reflected a gain in market share through new programs in Australia. Aftermarket sales comprised 51.3 percent of total Engine Product sales in the quarter. Year-to-date, worldwide aftermarket product sales were $268.8 million, an increase of 6.3 percent from $252.8 million in the prior year.

Total third quarter international Engine Product sales were up 30.0 percent compared to the same period of the prior year. International sales for all three product groups within this segment increased over the same period from the prior year. International sales of truck products led these increases with an increase of 73.7 percent for the quarter, while sales in off-road and aftermarket products increased from the prior year by 38.9 percent and 17.9 percent, respectively. Year-to-date, total international Engine Product sales were up
20.1 percent from prior year.

Certain fiscal 2002 product sales amounts have been reclassified within the Engine Products segment to conform to the current presentation. There is no impact to the total Engine Products segment for fiscal 2002.

INDUSTRIAL PRODUCTS SEGMENT For the third quarter of fiscal 2003, net sales in the Industrial Products segment of $127.6 million increased 8.6 percent from $117.4 million in the prior year. Third quarter sales from recently acquired ultrafilter were $28.9 million. Excluding these ultrafilter revenues, sales in the Industrial Products segment decreased 15.9 percent to $98.7 million. Year-to-date, net sales were $393.0 million, an increase of 5.1 percent from $373.9 million in the prior year. Excluding ultrafilter sales of $82.3 million for the year, year-to-date sales decreased 16.9 percent to $310.7 million from the prior year.

Worldwide sales of gas turbine products in the third quarter of fiscal 2003 were $30.5 million, a decrease of 42.0 percent from a record $52.6 million in the prior year reflecting the decline in that market. Sales in North America declined by 63.9 percent. International sales in gas turbine products for the quarter increased by 23.5 percent over the prior year to $16.2 million and replacement part sales were up 35.8 percent, softening the impact of the North American downturn. Year-to-date, worldwide gas turbine product sales were $103.3 million, a decrease of 36.4 percent from a record $162.3 million in the prior year.

Worldwide sales of industrial air filtration products in the third quarter of fiscal 2003 were $41.4 million, an increase of 10.2 percent from $37.6 million in the prior year. North American revenue increased 5.1 percent, although market conditions continued to be weak with no reported improvement in industrial production or capacity utilization. International sales were up 15.9 percent due to translation gains, as business conditions remain weak throughout Europe. Year-to-date, worldwide sales in industrial air filtration products were $127.6 million, a decrease of 1.8 percent from $129.9 million in the prior year.

Worldwide sales of special application products in the third quarter of fiscal 2003 were $26.8 million, a decrease of 1.6 percent from $27.2 million in the prior year. Within special application products, disk drive filter sales were down from the prior year, as the improving conditions forecasted by customers continue to be elusive. Year-to-date, worldwide special application product sales were $79.8 million, a decrease of 2.3 percent from $81.7 million in the prior year.

Worldwide sales of ultrafilter products were $28.9 million in the third quarter of fiscal 2003 and $82.3 million year-to-date. Comparative sales from the pre-acquisition period, not included in the company's prior year results, were $26.1 million in the third quarter of the prior year and $71.8 million year-to-date, representing revenue growth of 10.7 percent for the quarter and
14.5 percent year-to-date.

Total international Industrial Product sales for the third quarter were up 64.6 percent from the same period of prior year and excluding ultrafilter, were up
12.1 percent. Within this segment, international sales for the third quarter for industrial air filtration products posted an increase of 15.9 percent from the same period of the prior year, while international sales in gas turbine products increased 23.5 percent. Sales in special application products in the third quarter were flat compared to the prior year. Year-to-date, total international Industrial Product sales were up 55.4 percent over the prior year.


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


Outlook

Overall, the company expects low double-digit revenue growth for the Engine Products segment this fiscal year. The company expects North American heavy-duty build rates to begin improving in the fourth quarter, and should accelerate in fiscal 2004. Order trends and ending backlogs indicate continued strength in Europe and Asia. New PowerCoreTM systems for light-duty diesel truck programs have ramped up quickly and will also help to lift total truck results in coming quarters. Off-road sales are expected to remain strong in Asia but steady in North America as the weak construction outlook continues to dampen expectations. North American aftermarket sales are expected to grow from an anticipated increase in economic activity that will improve equipment utilization and spur replacement filter sales. Both North American and international aftermarket order rates have continued to improve.

The company expects its Industrial Products segment to be flat in the fourth quarter. The company expects industrial air filtration markets to remain stable near-term as ending backlogs and order trends are comparable to last year's levels. Additional project delays have caused gas turbine revenues to shift out of this year's forecast. The company expects full-year revenues to decrease by

40 to 45 percent from last year's record $231 million. The gas turbine downturn is expected to continue through fiscal 2004. In special applications products, order trends and backlogs continue to indicate stable conditions in the various end markets. Ultrafilter products are expecting continued revenue growth, driven by additional market penetration.

The company remains committed to delivering its 14th consecutive year of double-digit earnings growth in 2003. Though the company is currently running somewhat ahead of its forecasted pace on the strength of the third quarter, the sharper decline expected in gas turbine sales will yield somewhat lower fourth quarter earnings than previous consensus estimates. However, a stronger Engine business, other Industrial businesses either stable or slowly improving, and continued focus on cost controls should provide sufficient fourth quarter strength to deliver another full year of 10 percent earnings per share growth.


Forward-Looking Statements

The company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") and is making this cautionary statement in connection with such safe harbor legislation. This Form 10-Q, earnings releases or other press releases, the company's Annual Report to Shareholders, any Form 10-K, 10-Q or Form 8-K of the company or any other written or oral statements made by or on behalf of the company may include forward-looking statements, forecasts and projections which reflect the company's current views with respect to future events and financial performance, but involve uncertainties that could significantly impact results. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "plan," "promises," "project," "should" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Act.

The company wishes to caution investors that any forward-looking statements made by or on behalf of the company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to: risks associated with currency fluctuations, commodity prices, world economic factors, political factors, the company's substantial international operations including key disk drive filter production facilities in China, highly competitive markets, changes in capital spending levels by customers, changes in product demand and changes in the geographic and product mix of sales, acquisition opportunities and integration of recent acquisitions, including the acquisition of ultrafilter, facility and product line rationalization, research and development expenditures, including ongoing information technology improvements, and governmental laws and regulations, including diesel emissions controls. For a more detailed explanation of the foregoing and other risks, see Exhibit 99, which is part of the company's Form 10-K for the year ended July 31, 2002 filed with the Securities and Exchange Commission. The company wishes to caution investors that other factors may in the future prove to be important in affecting the company's results of operations. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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


Item 3.           Quantitative and Qualitative Disclosure about Market Risk

                  The company's exposure to market risks for changes in interest rates relates primarily to our short-term investments, short-term borrowings and interest rate swap agreement. We have no earnings or cash flow exposure due to market risks on our long-term debt obligations as a result of the fixed-rate nature of the debt. However, interest rate changes would affect the fair market value of the debt. At April 30, 2003, the fair value of the company's long-term debt approximates market. Market risk for the company's debt is estimated as the potential decrease in fair value resulting from a hypothetical one-half percent increase in interest rates and amounts to approximately $2.8 million.

                  The company has entered into two interest rate swap agreements, effectively converting a portion of the company's interest rate exposure from a fixed rate to a variable rate basis to hedge against the risk of higher borrowing costs in a declining interest rate environment. The company does not enter into interest rate swap contracts for speculative or trading purposes. The differential to be paid or received on the interest rate swap agreement is accrued and recognized as an adjustment to interest expense as interest rates change. The interest rate swap agreement entered into on June 6, 2001 has an aggregate notional amount of $27.0 million maturing on July 15, 2008. The interest rate swap agreement entered into on March 18, 2003 has an aggregate notional amount of $25.0 million maturing on August 15, 2010. The variable rate on both of the swaps is based on the current six-month London Interbank Offered Rates ("LIBOR"). As of April 30, 2003, the interest rate swaps had a fair value of $3.5 million, which is recorded net of the underlying debt in the liabilities section of the balance sheet.

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


                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

                  The company is a defendant in a lawsuit filed in November 1998 in the United States District Court for the Northern District of Iowa (Eastern Division) by Engineered Products Company ("EPC"). EPC claims patent infringement by Donaldson arising out of its sales of graduated air restriction indicators in the period from 1996 through the expiration of the EPC patent in May 2001 and seeks monetary damages. EPC is also seeking damages for some period of time beyond the expiration of the patent. A trial date recently has been scheduled for September 15, 2003. The company denies any liability and believes the patent is unenforceable and invalid. The company is vigorously defending the suit. The amount of loss, if any, to the company currently cannot be estimated.

                  The company is currently not otherwise subject to any pending litigation other than routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the business, results of operation, financial condition or liquidity of the company.

Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibit Index

                           Exhibit 99A & B - Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  (b)      Reports on Form 8-K.

                           During the three months ended April 30, 2003, and through the date of this report, the company filed the following Current Reports on Form 8-K:

                           Form 8-K dated February 21, 2003, relating to the company's second quarter, 2003 financial results.

                           Form 8-K dated May 28, 2003, relating to the company's third quarter, 2003 financial results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DONALDSON COMPANY, INC.
                                            -----------------------
                                                 (Registrant)




 Date     June 16, 2003                     By  /s/ William G. Van Dyke
      --------------------------                --------------------------------
                                                William G. Van Dyke
                                                Chairman, President and
                                                Chief Executive Officer



 Date     June 16, 2003                     By  /s/ William M. Cook
      --------------------------                --------------------------------
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


Date:             June 16, 2003                       /s/ William G. Van Dyke
         -----------------------------------          --------------------------
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


Date:             June 16, 2003                        /s/ William M. Cook
         -----------------------------------           -------------------------
                                                       William M. Cook
                                                       Chief Financial Officer