Form 10-K
period 2003-07-31
DONALDSON CO INC
filed 2003-10-14
CIK 29644

Annual Report on Form 10-K

Donaldson Company, Inc.

JULY 31, 2003

DONALDSON COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[×]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2003 or

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from ___________________ to ___________________.

Commission File Number: 1-7891

DONALDSON COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1400 West 94th Street, Minneapolis, Minnesota	55431
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (952) 887-3131

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each	Name of Each Exchange on Which Registered
Common Stock, $5 Par Value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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
Yes    X    No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes    X    No

        The aggregate market value of the voting stock held by nonaffiliates of the registrant as of September 26, 2003 was $2,263,757,198.

        The shares of common stock outstanding as of September 26, 2003 were 43,483,232.

Documents Incorporated by Reference

        Portions of (1) the Company’s Annual Report to Shareholders for the fiscal year ended July 31, 2003 are incorporated in Item 6 of Part I, and (2) the Proxy Statement for the 2003 annual shareholders meeting are incorporated by reference in Part III, as specifically set forth in Part III.

PART I

Item 1.  BUSINESS

GENERAL

     Donaldson Company, Inc. (“Donaldson” or the “Company”) was founded in 1915 and organized in its present corporate form under the laws of the State of Delaware in 1936.

     The Company is a worldwide manufacturer of filtration systems and replacement parts. The Company’s product mix includes air and liquid filters and exhaust and emission control products for mobile equipment; in-plant air cleaning systems; compressed air purification systems; air intake systems for industrial gas turbines; and specialized filters for such diverse applications as computer disk drives, aircraft passenger cabins and semiconductor processing. Products are manufactured at more than thirty plants around the world and through three joint ventures. The Company has two reporting segments engaged in the design, manufacture and sale of systems to filter air and liquid and other complementary products. The two segments are Engine Products and Industrial Products. Products in the Engine Products segment consist of air intake systems, exhaust systems, liquid filtration systems and replacement parts. The Engine Products segment sells to original equipment manufacturers (OEMs) in the construction, industrial, mining, agriculture and transportation markets and to independent distributors, OEM dealer networks, private label accounts and large private fleets. Products in the Industrial Products segment consist of dust, fume and mist collectors, compressed air purification systems, static and pulse-clean air filter systems for industrial gas turbines, computer disk drive filter products and other specialized air filtration systems. The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines, OEMs and end-users requiring highly purified air.

     The table below shows the percentage of total net sales contributed by the principal classes of similar products for each of the last three fiscal years:

	Year Ended July 31
	2003	2002	2001
Engine Products Segment
Off-Road Equipment Products (including Defense Products)	16%	16%	16%
Truck Products	10%	8%	7%
Aftermarket Products	30%	30%	31%
Industrial Products Segment
Industrial Air Filtration Products	14%	16%	19%
Gas Turbine Systems Products	11%	20%	17%
Special Applications Products	9%	10%	10%
Ultrafilter Products	10%	—	—

     Financial information about segment operations appears in Note K in the Notes to Consolidated Financial Statements on page 40.

     The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K available free of charge through its website, at www.donaldson.com, as soon as reasonably practicable after it electronically files such material with (or furnishes such material to) the Securities and Exchange Commission. The information contained on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be part of this Form 10-K.

COMPETITION

     The Company’s business is not considered to be seasonal. Principal methods of competition in both the Engine Products and Industrial Products segments are price, geographic coverage, service and product performance. The Company competes in a number of filtration markets in both the Engine Products and Industrial segments and both segments operate in a highly competitive environment. The Company estimates that it is a market leader in its primary product lines within the Industrial Products segment. Its principal competitors vary from country to country and include several large regional or global competitors and a significant number of small competitors who compete in a limited geographical region or in a limited number of product applications. The Company estimates that within the Engine Products segment it is a market leader in its off-road equipment and truck product lines and is a significant participant in the aftermarket for replacement filters and hard parts in its engine-related businesses. The Engine Products segment principal competitors vary from country to country and include several large regional or global competitors, and small local and regional competitors, especially in the engine aftermarket businesses.

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

MAJOR CUSTOMERS

     There were no sales over 10 percent of net sales to any customer in 2003. Sales to General Electric Company and subsidiaries (“GE”) accounted for 13 and 12 percent of net sales in 2002 and 2001, respectively. GE has been a customer of the Company for many years and it purchases several models and types of products from the Industrial Products segment for a variety of applications, the majority of which are for use on their gas turbine systems. Sales to the U.S. Government do not constitute a material portion of the Company’s business.

BACKLOG

     At August 31, 2003, the backlog of orders expected to be delivered within 90 days was $191,076,000. The 90 day backlog at August 31, 2002 was $174,497,000.

RESEARCH AND DEVELOPMENT

     During 2003, the Company spent $30,456,000 on research and development activities relating to the development of new products or improvements of existing products or manufacturing processes. The Company spent $28,150,000 in 2002 and $28,425,000 in 2001 on research and development activities. Essentially all commercial research and development is Company-sponsored.

ENVIRONMENTAL MATTERS

     The Company does not anticipate any material effect on its capital expenditures, earnings or competitive position due to compliance with government regulations involving environmental matters.

EMPLOYEES

     The Company employed 9,409 persons in worldwide operations as of August 31, 2003.

GEOGRAPHIC AREAS

     Financial information about geographic areas appears in Note K of the Notes to Consolidated Financial Statements on page 41.

Item 2.  PROPERTIES

     The Company’s principal office and research facilities are located in Bloomington, a suburb of Minneapolis, Minnesota. The principal European administrative and engineering offices are located in Leuven, Belgium. The principal Asia-Pacific regional administrative offices are located in Singapore.

     The Company’s principal plant activities are carried on in the United States and internationally. Following is a summary of the principal plants and other materially important physical properties owned or leased by the Company.

U.S. Facilities	International Facilities
Auburn, Alabama (E)	Wyong, Australia
Norcross, Georgia (I)	Brugge, Belgium (I)
Dixon, Illinois	Hong Kong, China
Frankfort, Indiana	Wuxi, China (I)
Cresco, Iowa	Klasterec, Czech Republic (E)
Grinnell, Iowa (E)	Domjean, France (E)
Nicholasville, Kentucky	Dulmen, Germany (E)
Bloomington, Minnesota	Flensburg, Germany (I)
Chillicothe, Missouri (E)	Haan, Germany (I)
Stow, Ohio	New Delhi, India
Philadelphia, Pennsylvania (I)	Ostiglia, Italy
Greeneville, Tennessee (E)	Gunma, Japan
Baldwin, Wisconsin	Aguascalientes, Mexico (E)
Stevens Point, Wisconsin	Monterrey, Mexico (I)
Cape Town, South Africa
Joint Venture Facilities	Johannesburg, South Africa
Champaign, Illinois (E)	Barcelona, Spain (I)
Jakarta, Indonesia	Hull, United Kingdom
Dammam, Saudi Arabia (I)	Leicester, United Kingdom (I)

Distribution Centers
Ontario, California
Rensselaer, Indiana
Antwerp, Belgium
Singapore

     The Company’s properties are utilized for both the Engine and Industrial Product segments except as indicated with an (E) for Engine or (I) for Industrial. The Company is a lessee under several long-term leases. These leases provide for options to purchase the facilities at the end of the lease term and have been capitalized.

     The Company’s properties are considered to be suitable for their present purposes, well maintained and in good operating condition.

Item 3.  LEGAL PROCEEDINGS

     Legal Proceedings The Company is a defendant in a lawsuit filed in November 1998 in the United States District Court for the Northern District of Iowa (Eastern Division) by Engineered Products Company (“EPC”). EPC claims patent infringement by Donaldson arising out of its sales of graduated air restriction indicators in the period from 1996 through the expiration of the EPC patent in May 2001 and seeks monetary damages. EPC is also seeking damages for some period of time beyond the expiration of the patent. A trial date has been rescheduled for February, 2004. The Company denies any liability and believes the patent is unenforceable and invalid. The Company is vigorously defending the suit. The amount of loss, if any, to the Company currently cannot be estimated.

     The Company is currently not otherwise subject to any pending litigation other than routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the business, results of operations, financial condition or liquidity of the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the quarter ended July 31, 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Current information regarding executive officers is presented below. All terms of office are for one year. There are no arrangements or understandings between individual officers and any other person pursuant to which he was selected as an officer.

Name	Age	Positions and Offices Held	First Year Elected or Appointed as an Officer
William G. Van Dyke	58	Chairman, President and Chief Executive Officer	1979
William M. Cook	50	Senior Vice President, International and Chief Financial Officer	1994
James R. Giertz	46	Senior Vice President, Commercial and Industrial	1994
Norman C. Linnell	44	Vice President, General Counsel and Secretary	1996
Charles J. McMurray	49	Vice President, Human Resources	2003
Nickolas Priadka	57	Senior Vice President, Engine Systems and Parts	1989
Lowell F. Schwab	55	Senior Vice President, Operations	1994
Thomas A. Windfeldt	54	Vice President, Controller	1985

All of the above-named executive officers have served as an officer of the Registrant during the past five years, except Mr. McMurray who was appointed Vice President Human Resources after the end of fiscal 2003. Mr McMurray most recently served as Director of Information Technology and prior to that position as Director of Manufacturing for Donaldson Europe.

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common shares of Donaldson Company, Inc. are traded on the New York Stock Exchange, under the symbol DCI. The amount and frequency of all cash dividends declared on the Company’s common stock for 2003 and 2002 appear in Note M of the Notes to Consolidated Financial Statements on page 43. Also see Note E on page 30 for restrictions on payment of dividends. As of September 26, 2003, there were 43,483,232 shareholders of record of Common Stock.

     The high and low sales prices for registrant’s common stock for each full quarterly period during 2003 and 2002, are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002	$26.93 – 32.80	$32.35 – 40.35	$34.10 –44.99	$30.03 – 43.12
2003	$29.91 – 38.12	$32.40 – 37.80	$32.17 – 40.57	$39.73 – 49.18

     The following table sets forth information as of July 31, 2003, regarding the Company’s equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
1980 Master Stock Compensation Plan:
Stock Options	180,846	$11.5117	—
1991 Master Stock Compensation Plan:
Stock Options	2,661,788	$25.1986	—
Deferred Stock Option Gain Plan	465,651	$31.1908	—
Long Term Compensation	41,345	$48.6300	—
Deferred LTC/Restricted Stock	145,542	$27.8858	—
2001 Master Stock Incentive Plan:
Stock Options	493,953	$36.1879	See Note 1
Long Term Compensation	18,604	$48.6300	See Note 1

Subtotal for plans approved by security holders:	4,007,729	$27.0797

Equity compensation plans not approved by security holders
Nonqualified Stock Option Program for Non-Employee Directors:	213,130	$23.2204	See Note 2
ESOP Restoration	58,252	$21.9507	See Note 3

Subtotal for plans not approved by security holders:	271,382	$22.9479

Total:	4,279,111	$26.8177

Note 1:  Shares authorized for issuance during the 10-year term are limited in each plan year to 1.5% of the Company’s “outstanding shares” (as defined in the 2001 Master Stock Incentive Plan).

Note 2:  The stock option program for non-employee directors (filed as exhibit 10-N to 1998 Form 10-K report) provides for each non-employee director to receive annual option grants of 3,600 shares. The 2001 Master Stock Incentive Plan, which was approved by the Company’s stockholders on November 16, 2001, also provides for the issuance of stock options to non-employee directors.

Note 3:  The Company has a non-qualified ESOP Restoration Plan established on August 1, 1990 (filed as exhibit 10-E to Form 10-Q for the Quarter ended January 31, 1998), to supplement the benefits for executive employees under the Company’s Employee Stock Ownership Plan that would otherwise be reduced because of the compensation limitations under the Internal Revenue Code. The ESOP’s 10-year term was completed on July 31, 1997, and the only ongoing benefits under the ESOP Restoration Plan are the accural of dividend equivalent rights to the participants in the Plan.

Item 6.  SELECTED FINANCIAL DATA

     The information for the years 1993 through 2003 on page 16 of the 2003 Annual Report to Shareholders is incorporated herein by reference.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Report.

     Following is financial information for the Company’s Engine Products and Industrial Products segments:

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company
2003	(Thousands of dollars)
Net sales	$683,254	$534,998	$ —	$1,218,252
Depreciation and amortization	17,727	14,089	5,741	37,557
Equity earnings in unconsolidated affiliates	3,167	64	—	3,231
Earnings before income taxes	95,297	39,144	(3,874)	130,567
Assets	335,048	356,335	190,614	881,997
Equity investments in unconsolidated affiliates	12,324	1,182	—	13,506
Capital expenditures, net of acquired businesses	22,537	17,912	7,299	47,748
2002
Net sales	$611,647	$514,358	$ —	$1,126,005
Depreciation and amortization	16,095	9,427	6,229	31,751
Equity earnings in unconsolidated affiliates	4,160	—	—	4,160
Earnings before income taxes	69,894	73,047	(23,923)	119,018
Assets	324,952	381,467	143,712	850,131
Equity investments in unconsolidated affiliates	14,033	620	—	14,653
Capital expenditures, net of acquired businesses	23,396	13,704	9,056	46,156
2001
Net sales	$606,810	$530,205	$ —	$1,137,015
Depreciation and amortization	23,100	11,268	4,209	38,577
Equity earnings in unconsolidated affiliates	3,017	—	—	3,017
Earnings before income taxes	49,539	72,891	(17,502)	104,928
Assets	315,706	228,505	162,619	706,830
Equity investments in unconsolidated affiliates	14,115	—	—	14,115
Capital expenditures, net of acquired businesses	23,308	11,370	4,246	38,924

        Following are net sales by product within the Engine Products segment and Industrial Products segment:

	2003	2002	2001
	(Thousands of dollars)
Engine Products segment:
Off-road products	$ 194,823	$ 177,005	$ 181,795
Transportation products	116,335	89,541	79,670
Aftermarket products	372,096	345,101	345,345

Total Engine Products segment	683,254	611,647	606,810

Industrial Products segment:
Industrial air filtration products	174,328	175,663	217,343
Gas turbine products	129,606	230,897	195,042
Special application products	110,192	107,798	117,820
Ultrafilter products	120,872	—	—

Total Industrial Products segment	534,998	514,358	530,205

Total Company	$1,218,252	$1,126,005	$1,137,015

Fiscal 2003 Compared to Fiscal 2002

     The Company reported sales in 2003 of $1.218 billion, up 8.2 percent from $1.126 billion last year and recorded its 14th consecutive year of double-digit earnings growth. The Company’s Engine Products segment showed strong sales and earnings growth worldwide. Within the Industrial Products segment, despite the significant contraction in the gas turbine business and the resulting drop in sales, the Company reported profitable operating income in gas turbine products. Additionally, sales and earnings were favorably impacted by the July 2002 acquisition of Ultrafilter international AG (“Ultrafilter”) and its integration into the Industrial Products segment.

     Engine Products Segment The Engine Products segment sells to original equipment manufacturers (OEMs) in the construction, industrial, mining, agriculture and transportation markets and to independent distributors, OEM dealer networks, private label accounts and large private fleets. Products include air intake systems, exhaust systems, liquid filtration systems and replacement filters.

     Sales for the Engine Products segment were $683.3 million, an increase of 11.7 percent from $611.6 million in the prior year reflecting increased sales across all products within this segment as well as both in North America and internationally.

     Within the Engine Products segment, worldwide sales of transportation products were $116.3 million, an increase of 29.9 percent from $89.5 million in the prior year. North American transportation sales increased 20.0 percent from the prior year as light-duty diesel sales more than doubled over last year, reflecting additional sales from the new small diesel filtration offering featuring the Company’s PowerCore™ technology. International transportation sales increased 59.4 percent from the prior year reflecting continued high demand for emission control products in Japan.

     Worldwide sales of off-road products were $194.8 million, an increase of 10.1 percent from $177.0 million in the prior year. North American sales showed a slight increase of 1.1 percent and were impacted by continued weak equipment demand but somewhat offset by increased defense sales over the prior year. Internationally, sales of off-road products were up 33.7 percent from the prior year with sales increasing in both Europe and Asia by 27.1 percent and 28.7 percent, respectively. The increase in Asia reflects strong sales in Japan, including the continued export demand for off-road equipment into China.

     Worldwide aftermarket product sales of $372.1 million increased 7.8 percent from $345.1 million in the prior year. Sales in North America increased 2.8 percent over the prior year as equipment utilization rates improved, thereby increasing demand for replacement parts. International sales were strong with an increase over the prior year of 15.5 percent with sales increasing in both Europe and Asia by 16.3 percent and 12.5 percent, respectively.

     (Please note that certain fiscal 2002 product sales amounts have been reclassified within the Engine Products segment to conform to the current year presentation. There is no impact to the total Engine Products segment for fiscal 2002.)

     Industrial Products Segment The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines, OEMs and end-users requiring highly purified air. Products include dust, fume and mist collectors, compressed air purification systems, static and pulse-clean air filter systems and specialized air filtration systems for diverse applications including computer disk drives.

     Sales for the Industrial Products segment were $535.0 million, an increase of 4.0 percent from $514.4 million in the prior year. Excluding Ultrafilter, sales decreased 19.5 percent to $414.1 million, reflecting the contraction in North American gas turbine product sales.

     Although sales exclusive of Ultrafilter is not a measure of financial performance under GAAP, the Company believes that providing a year-over-year sales comparison of the Industrial Products segment without Ultrafilter sales for both full fiscal year periods is a useful measure, both of the change in operating performance of the Industrial Products segment and of the effect of the Ultrafilter acquisition on the 2003 operating results of the Industrial Products segment. A shortcoming of this non-GAAP measure is that it does not reflect the actual results of the Company because Ultrafilter was part of the actual results of the Company in 2003.

     Following is a reconciliation to the most comparable GAAP financial measure of this non-GAAP financial measure:

July 31, 2003
Industrial Product sales	$535.0
Ultrafilter sales	120.9

Industrial Product sales excluding Ultrafilter	$414.1

     Within the Industrial Products segment, worldwide sales of gas turbine products were $129.6 million, a decrease of 43.9 percent from a record $230.9 million in the prior year. Despite the decrease, the gas turbine business maintained its gross margin percentage and remained profitable on the operating income line for the year by effectively managing its capacity utilization. Sales in North America declined 59.8 percent from the prior year while sales internationally increased 2.3 percent from the prior year as market conditions were steady outside of North America.

     Worldwide sales of industrial air filtration products of $174.3 million decreased 0.8 percent from $175.7 million in the prior year, reflecting the continued impact of weakness in industrial capital spending. In North America, sales decreased 9.9 percent from the prior year though orders in the fourth quarter showed the first year-over-year increase in almost three years. International sales were up 10.5 percent primarily due to foreign currency translation.

     Worldwide sales of special application products were $110.2 million, a 2.2 percent increase from $107.8 million in the prior year. Sales of membrane products increased 20.4 percent from the prior year on improvement in its core filtration markets, growing acceptance of its performance fabrics and success in technical product markets. Sales in hydraulic products increased from the prior year by 23.4 percent. Disk drive sales decreased from the prior year by 7.2 percent although the computer industry is beginning to pick up following several difficult quarters. In North America, sales of special application products decreased 6.1 percent from the prior year while sales increased 5.1 percent internationally.

     Worldwide sales of Ultrafilter products totaled $120.9 million. In fiscal 2003, the Company had a favorable impact from conforming the year end of Ultrafilter to the Company’s year end, resulting in $11.5 million of additional sales.

     Consolidated Results The Company reported record net earnings for 2003 of $95.3 million compared to $86.9 million in 2002, an increase of 9.7 percent. Net earnings per share - diluted were a record $2.11, up 11.1 percent from $1.90 in the prior year. An increase in net sales as well as continued manufacturing infrastructure improvements, product cost reductions and operating expense controls all contributed to the Company achieving its 14th consecutive year of double-digit earnings growth. The Company’s operating income increased from the prior year by 6.4 percent. Operating income in the Engine Products segment again showed significant growth from the prior year as it grew to almost 70 percent of total operating income in the year from about 50 percent in the prior year. This growth reflects the continuing efforts in improving operating efficiencies in the Engine business and the increased demand for Engine products discussed above. Operating income in the Industrial Products segment decreased to about 30 percent of total operating income in the year from almost 60 percent in the prior year. International operating income totaled 72.9 percent of consolidated operating income in 2003 as compared to 64.6 percent in 2002. Of the 2003 international operating income, Europe contributed 39.1 percent while Asia-Pacific contributed 51.2 percent. Total international operating income increased 20.0 percent from the prior year. In U.S. dollars, Europe’s operating income increased 14.5 percent resulting from the effects of foreign currency translation due to the continued strengthening of the euro against the U.S. dollar. In U.S. dollars, Asia-Pacific’s operating income increased 11.6 percent resulting from the effects of foreign currency translation.

     Gross margin for 2003 increased to 32.1 percent compared to 31.0 percent in the prior year. The addition of Ultrafilter was the main driver for the increase. Also contributing were the Company’s continued efforts to improve manufacturing infrastructure and reduce product costs through plant rationalization. Plant rationalization costs, including plant closure costs, came to $.10 per share versus $.05 per share last year.

     Operating expenses as a percentage of sales for 2003 and 2002 were 21.3 percent and 20.0 percent, respectively. Operating expenses in 2003 totaled $259.4 million compared to $225.6 million in 2002, an increase of $33.7 million, or 15.0 percent. The increase over the prior year was attributable to the addition of Ultrafilter, where operating expenses, as a percentage of sales, were higher than the Company’s existing businesses. Operating expense control remained one of the Company’s key initiatives across the Company in 2003.

     Interest expense decreased $0.6 million, or 9.8 percent, reflecting lower interest rates and debt levels from the prior year. Other income, net totaled $4.7 million in 2003 compared to $1.7 million in the prior year. Components of other income for 2003 were as follows: interest income of $1.2 million, earnings from non-consolidated joint ventures of $3.2 million, foreign exchange losses of $0.1 million and other miscellaneous income and expense items netting to $0.4 million of miscellaneous income, which included a gain in the amount of $1.9 million resulting from the demutualization of a life insurance company for which the Company held shares resulting from the ownership of varous life insurance policies on its officers, offset by $1.5 million of various miscellaneous expense items. Prior year net other income included an expense for a discretionary $2.5 million contribution for funding the Donaldson Foundation.

     The effective income tax rate of 27.0 percent in 2003 remained unchanged from the prior year. The Company’s tax rate going forward is dependent upon the applicable tax rates and the geographic mix of product sales and Company locations, and is subject to change.

     Total backlog was $313.1 million, down 1.8 percent from the same period in the prior year. In the Engine Products segment, total backlog increased 6.8 percent compared to the same period in the prior year, reflecting improvement in business conditions in the markets served. In the Industrial Products segment, total backlog decreased 5.3 percent from the same period in the prior year reflecting the continued downturn in the North American gas turbine market. Hard order backlog, goods scheduled for delivery within 90 days, was $183.2 million, up 2.8 percent from $178.3 million in the prior year. In the Engine Products segment, overall hard order backlog increased 9.8 percent from the prior year. Within this segment, transportation products showed a solid increase of 25.8 percent from the prior year. Hard order backlog for off-road products increased by 10.9 percent, while aftermarket products decreased 6.6 percent. In the Industrial Products segment, overall hard order backlog decreased 6.1 percent from the prior year. Within this segment, hard order backlog for gas turbine products decreased 34.5 percent. This decrease was somewhat offset by increases in industrial air filtration products and special application products by 11.8 percent and 17.2 percent, respectively.

     In July 2003, the Company closed on the sale of the land and building of its facility in Ome City, Japan after the closure of its manufacturing facility. The Company has received full payment of the purchase price of $10.8 million in fiscal 2003 and expects to report a gain on the sale estimated between $3.5 million and $4.5 million, net of income tax, in the first half of fiscal 2004, subject to the completion of environmental remediation of the site, which is a condition of the sale.

Fiscal 2002 Compared to Fiscal 2001

     The Company reported sales in 2002 of $1.126 billion, down 1.0 percent from $1.137 billion last year. Despite a decrease in sales, the Company achieved its 13th consecutive year of double-digit earnings growth. The Company’s diversification of filtration products was important to its success in fiscal 2002 in a difficult economic environment. Decreased sales in the Industrial Products segment were partially offset by increased sales in the Engine Products segment.

     Sales for the Industrial Products segment were $514.4 million, down 3.0 percent from a record $530.2 million in the prior year. Sales totals do not include results from Ultrafilter international AG (“Ultrafilter”), which was acquired immediately prior to the end of the fiscal year. Within the Industrial Products segment, sales of gas turbine products were a record $230.9 million, up 18.4 percent from a record $195.0 million in the prior year. Sales of gas turbine products were strong domestically as well as internationally as market conditions remained steady outside of North America. Based on public comments from gas turbine manufacturers, the Company expects the North American gas turbine contraction to be severe, possibly reducing gas turbine sales in the next fiscal year by $50 million. Sales in industrial air filtration products (formerly referred to as dust collection) of $175.7 million decreased 19.2 percent from $217.3 million in the prior year, impacted by weakness in industrial capital spending. Although these sales decreased from the prior year, sales of industrial air filtration products improved 21.8 percent in the fourth quarter of fiscal 2002 over the third quarter, showing the first meaningful improvement on a sequential quarter basis in two years. Sales of special application products were $107.8 million, an 8.5 percent decrease from a record $117.8 million in the prior year, reflecting weakness in the markets served by these products such as the computer, electronics, semiconductor and aircraft markets.

     Sales for the Engine Products segment were $611.6 million, up 0.8 percent from $606.8 million in the prior year. This increase from the prior year reflects improved business conditions in some of the markets served by products in this segment. Within the Engine Products segment, sales of truck products were $91.2 million, up 14.5 percent from $79.7 million in the prior year, reflecting increased demand for new truck orders in the North American truck market prior to the new October 2002 diesel emissions regulations. Sales of off-road products were $185.6 million, an increase of 2.1 percent from $181.8 million in the prior year. Aftermarket product sales of $334.8 million decreased 3.1 percent from $345.3 million in the prior year.

     (Please note that fiscal 2002 product sales amounts that were reclassified within the Engine Products segment in the current year to conform to the current year presentation have been left as presented in 2002 for purposes of comparison to 2001. This reclassification has no impact to the total Engine Products segment for fiscal 2002.)

     Domestic sales in the Industrial Products segment decreased 5.8 percent from the prior year. Within this segment, domestic gas turbine product sales posted an increase of 16.0 percent from the prior year. Offsetting this increase was a decrease in sales of industrial air filtration products of 25.7 percent from the prior year, as the pace of recovery in the U.S. manufacturing economy remained slow with historically high levels of excess capacity. Additionally, domestic sales of special application products decreased 23.0 percent from the prior year, reflecting a general weakness in the served markets.

     Domestic sales in the Engine Products segment were down 1.3 percent from the prior year. Within this segment, higher demand in the North American truck market drove an increase of domestic truck product sales of 12.6 percent from the prior year. Offsetting this increase was a decrease in domestic aftermarket product sales of 4.8 percent resulting from weakness in U.S. truck and construction equipment utilization. Domestic sales of off-road products also declined from the prior year posting a decrease of 1.9 percent.

     In U.S. dollars, total international sales increased 2.9 percent from the prior year. Total international sales in the Industrial Products segment were up 1.1 percent from the prior year. International sales of products within this segment were mixed. International sales of gas turbine products increased 25.7 percent, reflecting positive market conditions outside of North America with Europe showing the most improvement in these sales. International sales of industrial air filtration products and special applications products decreased 9.4 percent and 2.0 percent, respectively. Total international sales in the Engine Products segment were up 4.8 percent from the prior year. International sales of aftermarket products were flat while international sales of off-road and truck products increased from the prior year by 9.5 percent and 20.3 percent, respectively.

     The Company reported record net earnings for 2002 of $86.9 million compared to $75.5 million in 2001, an increase of 15.0 percent. Net earnings per share — diluted were $1.90, up 14.5 percent from $1.66 in the prior year. Despite a decrease in sales for the year, the Company achieved its 13th consecutive year of double-digit earnings growth. This was a result of the Company’s efforts in improving operating performance as well as improvements made to the Company’s manufacturing infrastructure, product costs and expenses. These efforts have resulted in more efficient operations across the Company. The Company’s operating income increased from the prior year by 10.5 percent. Operating income in the Engine Products segment showed significant growth from the prior year as it grew to over 50 percent of total operating income in the year from about 40 percent in the prior year. This growth reflects the efforts in improving operating efficiencies in the North American Engine business. Operating income in the Industrial Products segment grew slightly during the year. International operating income totaled 64.6 percent of consolidated operating income in 2002 as compared to 68.9 percent in 2001. Of the 2002 international operating income, Europe contributed 41.0 percent while Asia-Pacific contributed 55.1 percent. Total international operating income increased 3.5 percent from the prior year. In U.S. dollars, Europe’s operating income increased 14.6 percent from strong results throughout the Engine Products segment and gas turbine products within the Industrial Products segment. In U.S. dollars, Asia-Pacific’s operating income decreased by 3.2 percent due to continued weakness in the Japanese yen.

     Gross margin for 2002 increased to 31.0 percent compared to 30.1 percent in the prior year. Ongoing efforts to reduce product costs and improve the Company’s manufacturing infrastructure through plant rationalization drove margin improvements, more than offsetting continued strong pricing pressures from major customers.

     Operating expenses as a percentage of sales for 2002 and 2001 were 20.0 percent and 20.2 percent, respectively. Operating expenses in 2002 totaled $225.6 million compared to $229.6 million in 2001, a decrease of $4.0 million, or 1.7 percent. The decrease in operating expenses relative to the prior year reflects the Company’s expense reduction initiatives, implemented late in fiscal 2001, which reduced the number of contractors and temporary employees and managed discretionary spending levels.

     Interest expense decreased $5.1 million, or 43.7 percent, partially due to lower interest rates and lower short-term debt levels throughout most of the year. This decrease is also due to a decrease in interest expense ($1.2 million) on a portion of the Company’s long-term debt as a result of an interest rate swap agreement entered into in fiscal 2001. Other income, net totaled $1.7 million in 2002 compared to $4.4 million in the prior year. Components of other income for 2002 were as follows: interest income of $0.9 million, earnings from non-consolidated joint ventures of $4.2 million, $2.5 million of funding to the Donaldson Foundation, foreign exchange losses of $1.3 million resulting from the movement of cash into Europe to complete the Ultrafilter acquisition and other miscellaneous income and expense items netting to $0.4 million of miscellaneous income.

     The effective income tax rate of 27.0 percent in 2002 decreased from the 28.0 percent tax rate in 2001. The tax rate was adjusted in the second quarter of fiscal 2002 to reflect state tax savings from infrastructure improvements.

     Total backlog was $307.6 million, down 13.4 percent from the same period in the prior year. In the Industrial Products segment, total backlog decreased 29.4 percent from the same period in the prior year, reflecting the projected downturn in the North American gas turbine market. In the Engine Products segment, total backlog increased 3.4 percent compared to the same period in the prior year, reflecting improvement in business conditions in the markets served. Hard order backlog, goods scheduled for delivery within 90 days, was $178.3 million, down 0.9 percent from $179.9 million in the prior year. In the Industrial Products segment, overall hard order backlog decreased 10.9 percent from the prior year. Within this segment, hard order backlog for gas turbine products and industrial air filtration products decreased 21.1 percent and 7.4 percent from the prior year, respectively. These decreases were somewhat offset by a strong increase in special application products of 34.3 percent. In the Engine Products segment, overall hard order backlog increased 8.7 percent from the prior year. Within this segment, truck products showed a solid increase of 22.9 percent from the prior year. Hard order backlog for aftermarket products decreased slightly at 0.3 percent, while off-road products posted an increase of 7.6 percent.

     The Company completed the acquisition of Ultrafilter for $68.3 million in cash on July 12, 2002. The acquisition is reflected in the Consolidated Balance Sheet as of July 31, 2002. Ultrafilter’s results of operations will be included in the Consolidated Financial Statements beginning with fiscal 2003 as the results in fiscal 2002 were not material to the Company as a whole. Ultrafilter designs and manufactures components, replacement parts and complete systems for the compressed air purification industry. Ultrafilter’s operations will be included in the Industrial Products segment.

Liquidity and Capital Resources

     Financial Condition At July 31, 2003, the Company’s capital structure was comprised of $14.8 million of current debt, $105.2 million of long-term debt and $447.4 million of shareholders’ equity. The Company had cash and cash equivalents of $67.1 million at July 31, 2003. The ratio of long-term debt to total capital was 19.0 percent and 21.5 percent at July 31, 2003 and 2002, respectively.

     Total debt outstanding decreased $45.5 million for the year to $120.0 million outstanding at July 31, 2003. The decrease is a result of a decrease in short-term borrowings outstanding at the end of the year by $46.2 million from the prior year. Offsetting the decrease in short-term borrowings was an increase in long-term debt of $0.7 million from the prior year. The increase in long-term debt is comprised of a $0.9 million increase relating to foreign exchange translation for long-term debt with the Company’s foreign entities as well as an addition of $0.7 million of debt in Ultrafilter. This increase was offset by a decrease in unsecured senior notes of $0.4 million as a result of the market value adjustment for the interest rate swap agreements and a decrease of $0.5 million in long-term debt for payments made during the year.

     In September 2002, the Company entered into a new three-year multi-currency revolving facility with a group of banks under which the Company may borrow up to $150.0 million. The agreement provides that loans may be made under a selection of currencies and rate formulas including Base Rate Advances or Off Shore Rate Advances. The interest rate on each advance is based on certain market interest rates and leverage ratios. Facility fees and other fees on the entire loan commitment are payable over the duration of this facility. This replaces a $100.0 million multi-currency revolving facility which was terminated upon execution of this facility. There was $5.0 million and $20.0 million outstanding at July 31, 2003 and July 31, 2002, respectively, leaving $145.0 million and $80.0 million available for further borrowing under such facilities at July 31, 2003 and July 31, 2002, respectively.

     The following table summarizes the Company’s fixed cash obligations as of July 31, 2003 over various future years (in thousands):

		Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
Long-term debt	$105,802	$646	$41,122	$40,261	$23,773
Short-term debt	14,152	14,152	—	—	—

Total	$119,954	$14,798	$41,122	$40,261	$23,773

     The Company also has two agreements under uncommitted credit facilities, which provide unsecured borrowings for general corporate purposes. At July 31, 2003 and 2002, there was $35.0 million and $45.0 million available for use under these facilities, respectively. There was $2.4 million and $15.5 million outstanding under these facilities at July 31, 2003 and 2002, respectively.

     Donaldson Coordination Center, b.v.b.a. has a 100 million euro program for issuing treasury notes for raising short, medium and long-term financing. At July 31, 2003, there were no amounts outstanding and at July 31, 2002, there was $3.1 million outstanding under the program.

     Also, at July 31, 2003 and 2002, the Company had outstanding standby letters of credit totaling $16.1 million and $14.8 million, respectively. The letters of credit guarantee payment to beneficial third parties in the event the Company is in breach of specified contract terms as detailed in each letter of credit. At July 31, 2003 and 2002 there were no amounts drawn upon these letters of credit.

     The Company believes that the combination of present capital resources, internally generated funds, and unused financing sources is adequate to meet cash requirements for fiscal 2004.

     Shareholders’ equity increased $64.8 million in 2003 to $447.4 million. The increase was due to current year earnings of $95.3 million offset by $24.9 million of treasury stock repurchases, $15.3 million of dividend payments and a net decrease in accumulated other comprehensive loss of $7.4 million and $2.3 million of stock option and other miscellaneous stock activity. The decrease in accumulated other comprehensive loss consisted primarily of a foreign currency translation adjustment of $22.7 million offset by an additional minimum pension liability of $15.0 million.

     Cash Flows During fiscal 2003, $146.7 million of cash was generated from operating activities, compared with $153.0 million in 2002 and $82.8 million in 2001. Cash generated from operating activities in 2003 resulted primarily from a decrease in accounts receivable of $34.4 million, a decrease in inventory of $5.8 million offset by a decrease in accounts payable and other accrued expenses of $21.6 million during the year.

     In addition to cash generated from operating activities, the Company decreased its outstanding short-term debt by $54.3 million while net long-term debt increased by $1.1 million. Cash flow generated by operations was used primarily to support $47.7 million for capital expenditures, $24.9 million for stock repurchases and $15.3 million for dividend payments. Cash and cash equivalents increased $21.5 million during 2003.

     Capital expenditures for property, plant and equipment totaled $47.7 million in 2003, compared to $46.2 million in 2002. Capital expenditures net of proceeds for 2001 totaled $38.9 million in 2001. Capital expenditures primarily related to productivity enhancing investments at various plants worldwide and continuing upgrades to the U.S. information systems.

     Capital spending in 2004 is planned at $48.0 million. Significant planned expenditures include the further upgrade of U.S. information systems and investment in manufacturing equipment and tooling. It is anticipated that 2004 capital expenditures will be financed primarily by cash generated from operations and existing lines of credit.

     Dividends The Company’s dividend policy is to maintain a payout ratio which allows dividends to increase with the long-term growth of earnings per share. The Company’s dividend payout ratio target is 20.0 percent to 25.0 percent of the average earnings per share of the last three years. The current quarterly dividend of 9.5 cents per share equates to 20.1 percent of the average net earnings per share for 2001 through 2003.

     Share Repurchase Plan In fiscal 2003, the Company repurchased 0.7 million shares of common stock on the open market for $24.9 million under the share repurchase plan authorized in January 2003, at an average price of $35.02 per share. The Company repurchased 0.7 million shares for $21.3 million in 2002 and 0.5 million shares for $10.3 million in 2001.

     Environmental Matters The Company has established reserves for potential environmental liabilities and plans to continue to accrue reserves in appropriate amounts. While uncertainties exist with respect to the amounts and timing of the Company’s ultimate environmental liabilities, management believes that such liabilities, individually and in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.

     New Accounting Standards Effective August 1, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. As of July 31, 2003 the Company has a legal obligation for environmental remediation for its Ome City, Japan facility under the environmental laws and regulations of the city of Ome City, Japan. The Company has capitalized its obligation and recorded a corresponding liability for this environmental remediation under SFAS No. 143.

     Effective August 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The adoption of SFAS No. 144 did not have a material impact on the Company’s Consolidated Financial Statements.

     Effective August 1, 2002, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” for exit and disposal activities initiated in fiscal 2003. SFAS No. 146 addresses recognition, measurement and reporting of costs associated with exit and disposal activities including restructuring. See Note B in the Notes to Consolidated Financial Statements for further discussion of exit and disposal activities relating to the Company’s plant closures.

     Effective November 1, 2002, the Company adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation under the fair value-based method. The Company elected to continue to use the intrinsic value method of accounting for stock-based employee compensation. See Note I in the Notes to Consolidated Financial Statements for disclosures related to stock-based employee compensation as required by SFAS No. 148.

     Effective January 1, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. See Note L in the Notes to Consolidated Financial Statements for disclosures related to guarantees as required by FIN 45.

     Effective February 1, 2003, the Company adopted FIN 46, “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin (ARB) No. 51.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company does not have any variable interests in variable interest entities as of July 31, 2003. The Company will apply the measurement provisions of FIN 46 to any variable interest in variable interest entities created in future periods.

     On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement requires that three types of freestanding financial instruments be classified as liabilities: mandatorily redeemable shares; instruments that do or may require the issuer to buy back some of its shares in exchange for cash or assets; and obligations that can be settled with shares, the value of which is fixed, tied to a variable or varies inversely with the share price. The Statement is effective for all financial instruments modified or entered into after May 31, 2003 and otherwise effective for interim periods beginning after June 15, 2003. The Company will adopt the Statement as required during the first quarter of fiscal 2004, with no impact on the Consolidated Financial Statements expected.

Market Risk

     The Company’s market risk includes the potential loss arising from adverse changes in foreign currency exchange rates and interest rates. The Company manages foreign currency market risk, from time to time, through the use of a variety of financial and derivative instruments. The Company does not enter into any of these instruments for trading purposes to generate revenue. Rather, the Company’s objective in managing these risks is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. The Company uses forward exchange contracts and other hedging activities to hedge the U.S. dollar value resulting from anticipated foreign currency transactions. The Company’s market risk on interest rates is the potential decrease in fair value of long-term debt resulting from a potential increase in interest rates. See further discussion of these market risks below.

     Foreign Currency During 2003, the U.S. dollar was generally weaker throughout the year relative to the currencies of the foreign countries in which the Company operates. The weaker dollar had a positive impact on the Company’s international net sales results because the foreign denominated revenues translated into more U.S. dollars.

     It is not possible to determine the true impact of foreign currency translation changes; however, the direct effect on net sales and net earnings can be estimated. For the year ended July 31, 2003, the impact of foreign currency translation resulted in an overall increase in net sales of $60.0 million and an increase in net earnings of $4.5 million. Foreign currency translation had a positive impact in Europe, where the weaker U.S. dollar relative to the euro and British pound sterling resulted in an increase of $51.0 million on net sales and an increase of $3.9 million on net earnings. The weaker U.S. dollar relative to the Japanese yen also had a positive impact on foreign currency translation with an increase in net sales of $4.1 million and an increase on net earnings of $0.2 million. The weaker U.S. dollar relative to the South African rand also had a positive impact on foreign currency translation with an increase in net sales of $3.0 million and an increase in net earnings of $0.2 million. In addition, the weaker U.S. dollar relative to the Australian dollar resulted in an increase of $2.7 million in net sales and an increase of $0.3 million on net earnings. Going forward, the Company is planning for local currency results to remain strong.

     The Company maintains significant assets and operations in Europe, countries of the Asia-Pacific Rim, South Africa and Mexico, resulting in exposure to foreign currency gains and losses. A portion of the Company’s foreign currency exposure is naturally hedged by incurring liabilities, including bank debt, denominated in the local currency in which the Company’s foreign subsidiaries are located.

     The foreign subsidiaries of the Company purchase products and parts in various currencies. As a result, the Company may be exposed to cost increases relative to local currencies in the markets to which it sells. To mitigate such adverse trends, the Company, from time to time, enters into forward exchange contracts and other hedging activities. Additionally, foreign currency positions are partially offsetting and are netted against one another to reduce exposure.

     Some products made in the United States are sold abroad, primarily in Canada. As a result, sales of such products are affected by the value of the U.S. dollar relative to other currencies. Any long-term strengthening of the U.S. dollar could depress these sales. Also, competitive conditions in the Company’s markets may limit its ability to increase product pricing in the face of adverse currency movements.

     Interest The Company’s exposure to market risks for changes in interest rates relates primarily to our short-term investments, short-term borrowings and interest rate swap agreement. We have no earnings or cash flow exposure due to market risks on our long-term debt obligations as a result of the fixed-rate nature of the debt. However, interest rate changes would affect the fair market value of the debt. At July 31, 2003, the fair value of the Company’s long-term debt approximates market. Market risk is estimated as the potential decrease in fair value resulting from a hypothetical one-half percent increase in interest rates and amounts to approximately $2.4 million.

     The Company has entered into two interest rate swap agreements, effectively converting a portion of the Company’s interest rate exposure from a fixed rate to a variable rate basis to hedge against the risk of higher borrowing costs in a declining interest rate environment. The Company does not enter into interest rate swap contracts for speculative or trading purposes. The differential to be paid or received on the interest rate swap agreement is accrued and recognized as an adjustment to interest expense as interest rates change. The interest rate swap agreement entered into on June 6, 2001 has an aggregate notional amount of $27.0 million maturing on July 15, 2008. The interest rate swap agreement entered into on March 18, 2003 has an aggregate notional amount of $25.0 million maturing on August 15, 2010. The variable rate on both of the swaps is based on the current six-month London Interbank Offered Rates (“LIBOR”). As of July 31, 2003, the interest rate swaps had a fair value of $1.3 million, which is recorded net of the underlying debt in the liabilities section of the balance sheet.

Critical Accounting Policies

     The Company’s Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these Financial Statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the Financial Statements and the reported amounts of revenue and expenses during the periods presented. Management bases these estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the recorded values of certain assets and liabilities. The Company believes its use of estimates and underlying accounting assumptions adhere to generally accepted accounting principles and are consistently applied. Valuations based on estimates and underlying accounting assumptions are reviewed for reasonableness on a consistent basis throughout the Company. Management believes the Company’s critical accounting policies that require more significant judgments and estimates used in the preparation of its Consolidated Financial Statements and are the most important to aid in fully understanding its financial results are the following:

     Allowance for doubtful accounts — Allowances for doubtful accounts are estimated by management based on evaluation of potential losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of this reserve requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though management considers these balances adequate and proper, changes in economic conditions in specific markets in which the Company operates could have an effect on reserve balances required.

     Inventory — The Company’s inventories are valued at the lower of cost or market. Reserves for shrink and obsolescence are estimated using standard quantitative measures based on historical losses, including issues related to specific inventory items. Though management considers these balances adequate and proper, changes in economic conditions in specific markets in which the Company operates could have an effect on reserve balances required.

     Product warranty — The Company estimates warranty costs using standard quantitative measures based on historical warranty claim experience and, in some cases, evaluating specific customer warranty issues. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses relating to warranty issues. Though management considers these balances adequate and proper, changes in the future could impact these determinations.

     Income taxes — As part of the process of preparing the Company’s Consolidated Financial Statements, management is required to estimate income taxes in each of the jurisdictions in which the Company operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s Consolidated Balance Sheet. These assets and liabilities are evaluated by using estimates of future taxable income streams and the impact of tax planning strategies. Management assesses the likelihood that deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, a valuation allowance is established. To the extent that a valuation allowance is established or increased, an expense within the tax provision is included in the statement of operations. Reserves are also estimated for ongoing audits regarding federal, state and international issues that are currently unresolved. The Company routinely monitors the potential impact of such situations and believes that it is properly reserved. Valuations related to tax accruals and assets can be impacted by changes to tax codes, changes in statutory tax rates and the Company’s future taxable income levels.

     Employee Benefit Plans — The Company incurs expenses relating to employee benefits such as noncontributory defined benefit pension plans and postretirement health care benefits. In accounting for these employment costs, management must make a variety of assumptions and estimates including mortality rates, discount rates, overall Company compensation increases, expected return on plan assets and health care cost trend rates. The Company considers historical data as well as current facts and circumstances when determining these estimates. The Company uses third-party specialists to assist management in the determination of these estimates and the calculation of certain employee benefit expenses.

Forward-Looking Statements

     The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is making this cautionary statement in connection with such safe harbor legislation. This Annual Report to Shareholders, any Form 10-K, Form 10-Q, Form 8-K, earnings releases or other press releases of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company’s current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “plan,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this Annual Report are “forward-looking statements,” and are based on management’s current expectations of the Company’s near-term results, based on current information available to the Company.

     The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to: risks associated with currency fluctuations, commodity prices, world economic factors, political factors, the Company’s substantial international operations including key disk drive filter production facilities in China, highly competitive markets, changes in product demand and changes in the geographic and product mix of sales, acquisition opportunities and integration of recent acquisitions, including the acquisition of Ultrafilter, facility and product line rationalization, research and development expenditures, including ongoing information technology improvements, and governmental laws and regulations, including diesel emissions controls. For a more detailed explanation of the foregoing and other risks, see Exhibit 99, to this Form 10-K filed with the Securities and Exchange Commission. The Company wishes to caution investors that other factors may in the future prove to be important in affecting the Company’s results of operations. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

     Investors are further cautioned not to place undue reliance on such forward-looking statements as they speak only to the Company’s views as of the date the statement is made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market Risk disclosure as discussed under “Market Risk” and “Foreign Currency” appears in Management’s Discussion and Analysis on page 15.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Earnings
Donaldson Company, Inc. and Subsidiaries

	Year Ended July 31,
	2003	2002	2001
	(Thousands of dollars, except share amounts)
Net sales	$1,218,252	$1,126,005	$1,137,015
Cost of sales	827,101	776,513	795,281

Gross margin	391,151	349,492	341,734
Selling, general and administrative	228,930	197,492	201,201
Research and development	30,456	28,150	28,425

Operating income	131,765	123,850	112,108
Interest expense	5,889	6,531	11,608
Other (income) expense, net	(4,691)	(1,699)	(4,428)

Earnings before income taxes	130,567	119,018	104,928
Income taxes	35,253	32,135	29,380

Net earnings	$95,314	$86,883	$75,548

Weighted average shares -- basic	43,495,338	44,158,074	44,381,082

Weighted average shares -- diluted	45,234,983	45,714,409	45,612,165

Net earnings per share -- basic	$2.19	$1.97	$1.70

Net earnings per share -- diluted	$2.11	$1.90	$1.66

     The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Balance Sheets
Donaldson Company, Inc. and Subsidiaries

	At July 31,
	2003	2002
	(Thousands of dollars, except share amounts)
Assets
Current assets
Cash and cash equivalents	$67,070	$45,586
Accounts receivable, less allowance of $5,836 and $6,620	226,815	251,417
Inventories
Raw materials	45,088	49,162
Work in process	12,374	16,796
Finished products	57,428	51,733

Total inventories	114,890	117,691
Deferred income taxes	16,917	18,417
Prepaids and other current assets	29,013	23,373

Total current assets	454,705	456,484
Property, plant and equipment, at cost
Land	13,195	13,479
Buildings	127,532	134,230
Machinery and equipment	405,895	375,275
Construction in progress	26,400	29,240
Property, plant and equipment held for sale	7,349	500

	580,371	552,724
Less accumulated depreciation	(324,935)	(311,811)

Net property, plant and equipment	255,436	240,913
Goodwill	92,143	86,428
Intangible assets	17,188	17,253
Other assets	62,525	49,053

Total assets	$881,997	$850,131

Liabilities and shareholders' equity
Current liabilities
Short-term borrowings	$14,152	$60,337
Current maturities of long-term debt	646	520
Trade accounts payable	122,759	115,299
Accrued employee compensation and related taxes	33,013	31,171
Accrued liabilities	23,597	31,542
Other current liabilities	19,909	34,384

Total current liabilities	214,076	273,253
Long-term debt	105,156	104,556
Deferred income taxes	21,316	13,376
Other long-term liabilities	94,056	76,325
Commitments and contingencies (Note L)
Shareholders' equity
Preferred stock, $1.00 par value, 1,000,000 shares
authorized, none issued	—	—
Common stock, $5.00 par value, 80,000,000 shares
authorized, 49,655,954 shares issued in 2003 and 2002	248,280	248,280
Retained earnings	351,769	274,395
Accumulated other comprehensive loss	(6,888)	(14,296)
Treasury stock -- 6,237,469 and 5,741,417 shares in 2003
and 2002, at cost	(145,768)	(125,758)

Total shareholders' equity	447,393	382,621

Total liabilities and shareholders' equity	$881,997	$850,131

     The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Donaldson Company, Inc. and Subsidiaries

	Year Ended July 31,
	2003	2002	2001
	(Thousands of dollars)
Operating Activities
Net earnings	$95,314	$86,883	$75,548
Adjustments to reconcile net earnings to
net cash provided by operating activities
Depreciation and amortization	37,557	31,751	38,577
Equity in (earnings) loss of affiliates	(515)	82	(635)
Deferred income taxes	637	(5,266)	7,093
Other	(1,571)	(4,250)	(12,949)
Changes in operating assets and liabilities,
net of acquired businesses
Accounts receivable	34,374	8,053	(35,220)
Inventories	5,795	13,608	2,816
Prepaids and other current assets	(3,300)	(2,979)	2,838
Trade accounts payable and other
accrued expenses	(21,573)	25,153	4,731

Net cash provided by
operating activities	146,718	153,035	82,799

Investing Activities
Purchases of property, plant and equipment	(47,748)	(46,156)	(38,924)
Proceeds from sale of property,
plant, and equipment	14,455	5,627	--
Acquisitions and investments in affiliates	(1,577)	(68,349)	--

Net cash used in investing activities	(34,870)	(108,878)	(38,924)

Financing Activities
Proceeds from long-term debt	1,564	107	9,462
Repayments of long-term debt	(502)	(23)	(1,136)
Change in short-term borrowings	(54,251)	2,961	(24,417)
Purchase of treasury stock	(24,874)	(21,271)	(10,297)
Dividends paid	(15,263)	(13,713)	(13,092)
Exercise of stock options	1,083	1,426	525

Net cash (used in) provided by
financing activities	(92,243)	(30,513)	(38,955)
Effect of exchange rate changes on cash	1,879	(4,194)	(801)

Increase (decrease) in cash
and cash equivalents	21,484	9,450	4,119
Cash and cash equivalents, beginning of year	45,586	36,136	32,017

Cash and cash equivalents, end of year	$67,070	$45,586	$36,136

     The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders’ Equity
Donaldson Company, Inc. and Subsidiaries

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Thousands of dollars, except per share amounts)
Balance July 31, 2000	$248,280	$ 2,967	$142,176	$ (10,523)	$ (102,735)	$280,165
Comprehensive income
Net earnings			75,548			75,548
Foreign currency translation				(13,717)		(13,717)
Additional minimum pension liability				(341)		(341)
Net gain on cash flow hedging derivatives				346		346

Comprehensive income						61,836

Treasury stock acquired					(10,297)	(10,297)
Stock options exercised		(6,196)	(1,124)		4,262	(3,058)
Performance awards			(9)		319	310
Tax reduction — employee plans		3,229				3,229
Cash dividends ($.295 per share)			(13,092)			(13,092)

Balance July 31, 2001	248,280	—	203,499	(24,235)	(108,451)	319,093

Comprehensive income
Net earnings			86,883			86,883
Foreign currency translation				13,515		13,515
Additional minimum pension liability				(3,256)		(3,256)
Net loss on cash flow hedging derivatives				(320)		(320)

Comprehensive income						96,822

Treasury stock acquired					(21,271)	(21,271)
Stock options exercised		(3,023)	(2,329)		3,749	(1,603)
Performance awards			55		215	270
Tax reduction — employee plans		3,023				3,023
Cash dividends ($.31 per share)			(13,713)			(13,713)

Balance July 31, 2002	248,280	—	274,395	(14,296)	(125,758)	382,621

Comprehensive income
Net earnings			95,314			95,314
Foreign currency translation				22,660		22,660
Additional minimum pension liability				(14,953)		(14,953)
Net loss on cash flow hedging derivatives				(299)		(299)

Comprehensive income						102,722

Treasury stock acquired					(24,874)	(24,874)
Stock options exercised		(3,760)	(2,766)		4,587	(1,939)
Performance awards			89		277	366
Tax reduction — employee plans		3,760				3,760
Cash dividends ($.35 per share)			(15,263)			(15,263)

Balance July 31, 2003	$248,280	$ —	$351,769	$(6,888)	$ (145,768)	$447,393

     The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Donaldson Company, Inc. and Subsidiaries

NOTE A
Summary of Significant Accounting Policies

     Description of Business Donaldson Company, Inc., is a leading worldwide manufacturer of filtration systems and replacement parts. The Company’s product mix includes air and liquid filters and exhaust and emission control products for mobile equipment; in-plant air cleaning systems; compressed air purification systems; air intake systems for industrial gas turbines; and specialized filters for such diverse applications as computer disk drives, aircraft passenger cabins and semi-conductor processing. Products are manufactured at more than thirty Donaldson plants around the world and through three joint ventures. Products are sold to original equipment manufacturers (OEMs) and directly to end users.

     Principles of Consolidation The Consolidated Financial Statements include the accounts of Donaldson Company, Inc. and all majority-owned subsidiaries (the Company). All intercompany accounts and transactions have been eliminated. The Company’s three joint ventures that are not majority-owned are accounted for under the equity method. Certain amounts in prior periods have been reclassified to conform to the current presentation. The reclassifications had no impact on the Company’s net earnings or shareholders’ equity as previously reported.

     Use of Estimates The preparation of Financial Statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying notes. Actual results could differ from those estimates.

     Foreign Currency Translation For most foreign operations, local currencies are considered the functional currency. Assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the period. Translation gains or losses, net of applicable deferred taxes, are accumulated in the foreign currency translation adjustment in accumulated other comprehensive income (loss) in shareholders’ equity. Foreign currency transaction losses of $0.1 million in 2003 and $1.3 million in 2002 are included in earnings before income taxes. Foreign currency transaction gains or losses in 2001 were not material.

     Cash Equivalents The Company considers all highly liquid temporary investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost which approximates market value.

     Inventories Inventories are stated at the lower of cost or market. Domestic inventories are valued using the last-in, first-out (LIFO) method, while the international subsidiaries use the first-in, first-out (FIFO) method. Inventories valued at LIFO were approximately 35 percent and 41 percent of total inventories at July 31, 2003 and 2002, respectively. For inventories valued under the LIFO method, the FIFO cost exceeded the LIFO carrying values by $22.2 million and $20.8 million at July 31, 2003 and 2002, respectively. Results of operations for all periods presented were not materially affected by any liquidation of LIFO inventory.

     Property, Plant and Equipment Property, plant and equipment are stated at cost. Additions, improvements or major renewals are capitalized, while expenditures that do not enhance or extend the asset’s useful life are charged to operating expense as incurred. Depreciation is computed primarily under the straight-line method, except for property acquired prior to July 31, 1992 for which depreciation is computed using the declining balance method. Depreciation expense was $36.3 million in 2003 and $31.7 million in 2002 and 2001. The cost and related accumulated depreciation of assets sold or disposed of are removed from the accounts and the resulting gain or loss, if any, is recognized.

     The estimated useful lives of property, plant and equipment are as follows:

Buildings	10 to 40 years
Machinery and equipment	3 to 10 years

     Internal-Use Software The Company capitalizes direct costs of materials and services used in the development and purchase of internal-use software. Amounts capitalized are amortized on a straight-line basis over a period of three years and are reported as a component of machinery and equipment within property, plant and equipment.

     Goodwill and Other Intangible Assets Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. Beginning in fiscal 2002, the Company no longer amortizes goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” See Note C for pro forma effects of adopting this standard. Other intangible assets are recorded at cost and are amortized on a straight-line basis over their estimated useful lives of typically 20 years. The Company tests goodwill and intangible assets for impairment on an annual basis or whenever there is an impairment indicator. Goodwill is tested for impairment using a fair-value based approach.

     Recoverability of Long-Lived Assets The Company reviews its long-lived assets, including identifiable intangibles, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets and any related goodwill, the carrying value is reduced to the estimated fair value as measured by the undiscounted cash flows.

     Income Taxes The provision for income taxes is computed based on the pretax income included in the Consolidated Statements of Earnings. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

     Comprehensive Income Comprehensive income consists of net income, foreign currency translation adjustments, additional minimum pension liability and net gain or loss on cash flow hedging derivatives, and is presented in the Consolidated Statements of Changes in Shareholders’ Equity.

     Earnings Per Share The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and dilutive shares relating to stock options, restricted stock and stock incentive plans.

     The following table presents information necessary to calculate basic and diluted earnings per share:

	2003	2002	2001
	(Thousands of dollars)
Weighted average shares — basic	43,495	44,158	44,381
Dilutive shares	1,740	1,556	1,231
Weighted average shares — diluted	45,235	45,714	45,612
Net earnings for basic and diluted earnings per share computation	$ 95,314	$ 86,883	$ 75,548
Net earnings per share — basic	$ 2.19	$ 1.97	$ 1.70
Net earnings per share — diluted	$ 2.11	$ 1.90	$ 1.66

     Treasury Stock Repurchased common stock is stated at cost and is presented as a separate reduction of shareholders’ equity.

     Research and Development All expenditures for research and development are charged against earnings in the year incurred.

     Stock-Based Compensation The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. This method defines compensation cost for stock options as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company’s stock option plans require the employee’s payment be the market value of the Company’s stock on the date of grant. Compensation cost for performance equity units is recorded based on the quoted market price of the Company’s stock at the end of the period.

     Revenue Recognition Revenue is recognized when product is shipped and title to the goods transfers to customers. The Company records estimated discounts and rebates as a reduction of sales in the same period revenue is recognized. Shipping and handling costs are classified as a component of cost of sales.

     Product Warranties The Company provides for estimated warranty costs at the time of sale and accrues for specific items at the time their existence is known and the amounts are determinable. The Company estimates warranty costs using standard quantitative measures based on historical warranty claim experience and, in some cases, evaluating specific customer warranty issues.

     Derivative Instruments and Hedging Activities In fiscal 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138. The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in shareholders’ equity through other comprehensive income until the hedged item is recognized. Gains or losses related to the ineffective portion of any hedge are recognized through earnings in the current period. The impact of the adoption of SFAS No. 133 was not considered material to the Company.

     New Accounting Standards Effective August 1, 2002, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. As of July 31, 2003 the Company has a legal obligation for environmental remediation for its Ome City, Japan facility under the environmental laws and regulations of the city of Ome City, Japan. The Company has capitalized its obligation and recorded a corresponding liability for this environmental remediation under SFAS No. 143.

     Effective August 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The adoption of SFAS No. 144 did not have a material impact on the Company’s Consolidated Financial Statements.

     Effective August 1, 2002, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” for exit and disposal activities initiated in fiscal 2003. SFAS No. 146 addresses recognition, measurement and reporting of costs associated with exit and disposal activities including restructuring. See Note B in the Notes to Consolidated Financial Statements for further discussion of exit and disposal activities relating to the Company’s plant closures.

     Effective November 1, 2002, the Company adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation under the fair value-based method. The Company elected to continue to use the intrinsic value method of accounting for stock-based employee compensation. See Note I in the Notes to Consolidated Financial Statements for disclosures related to stock-based employee compensation as required by SFAS No. 148.

     Effective January 1, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect

Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. See Note L in the Notes to Consolidated Financial Statements for disclosures related to guarantees as required by FIN 45.

     Effective February 1, 2003, the Company adopted FIN 46, “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin (ARB) No. 51.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company does not have any variable interests in variable interest entities as of July 31, 2003. The Company will apply the measurement provisions of FIN 46 to any variable interest in variable interest entities created in future periods.

     On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement requires that three types of freestanding financial instruments be classified as liabilities: mandatorily redeemable shares; instruments that do or may require the issuer to buy back some of its shares in exchange for cash or assets; and obligations that can be settled with shares, the value of which is fixed, tied to a variable or varies inversely with the share price. The Statement is effective for all financial instruments modified or entered into after May 31, 2003 and otherwise effective for interim periods beginning after June 15, 2003. The Company will adopt the Statement as required during the first quarter of fiscal 2004, with no impact on the Consolidated Financial Statements expected.

NOTE B
Acquisitions and Plant Closures

     Acquisitions All acquisitions are accounted for as purchases. The purchase price assigned to the net assets acquired is based on the fair value of such assets and liabilities at the respective acquisition dates.

     The Company completed the purchase of all of the outstanding shares of Ultrafilter for $68.3 million in cash on July 12, 2002. Ultrafilter is headquartered in Haan, Germany, with operations in 30 countries. Ultrafilter designs and manufactures components, replacement parts and complete systems for the compressed air purification industry. Its products include compressed air filters and a wide assortment of replacement filters, a complete offering of refrigeration and desiccant dryers and condensate management devices. The acquisition of Ultrafilter satisfies the Company’s diversification strategy by expanding the Company’s presence in industrial markets, focuses on replacement parts and expands revenues outside of the United States. Ultrafilter’s operations are a part of the Company’s Industrial Products segment.

     The financial results of Ultrafilter are included in the Company’s consolidated results for fiscal 2003. Additional revenue of $11.5 million was recorded as a result of conforming the year end of Ultrafilter to the Company’s year end. The company has finalized its purchase price allocation, including a contractual net asset adjustment of $0.3 million and a contingent payment in the amount of $0.4 million, resulting in an excess of purchase price over the fair values of the net assets acquired of $32.6 million. Adjustments to the initial allocation consisted of adjustments for reappraisal of assets acquired. Restructuring liabilities recorded in conjunction with the acquisition of $1.2 million were recorded as of July 31, 2002 for costs associated with the termination and relocation of employees. Costs incurred and charged to this reserve amounted to $1.1 million for fiscal year ended July 31, 2003, resulting in a remaining balance of $0.1 million as of July 31, 2003, which is expected to be paid in fiscal 2004.

     Following is a condensed balance sheet disclosing the final purchase price allocation of Ultrafilter based on estimated fair values of the assets acquired and liabilities assumed.

(Thousands of dollars)
Accounts receivable	$ 21,956
Net inventory	14,359
Other current assets	3,294
Property, plant and equipment	20,621
Goodwill	32,609
Other non-current assets	18,537

Total assets acquired	111,376
Current liabilities	(27,770)
Long-term debt	(3,535)
Other long-term liabilities	(11,076)

Total liabilities assumed	(42,381)

Net assets acquired	$ 68,995

     Other non-current assets include other intangible assets such as patents and trademarks and deferred tax assets. Other long-term liabilities include deferred tax liabilities and other miscellaneous long-term liabilities.

     The following unaudited pro forma financial information reflects the consolidated results of the Company and Ultrafilter assuming the acquisition had occurred at the beginning of 2001. These unaudited pro forma results include estimated adjustments to operating results from purchase accounting adjustments had the acquisition occurred at the beginning of 2001 such as adjustments to depreciation expense and amortization expense of intangible assets acquired.

	2003	2002	2001
Net sales	$1,218,252	$1,217,282	$1,229,704
Net earnings	95,314	86,265	77,063
Earnings per share — diluted	2.11	1.89	1.69

     These unaudited pro forma results are presented for information purposes only. The results are not necessarily indicative of results that would have occurred had the acquisition been completed at the beginning of 2001, nor are they necessarily indicative of future operating results, or of the benefits of synergies resulting from the acquisition.

     On November 1, 2002, the Company finalized the acquisition of the remaining 50 percent of the Company’s joint venture, MSCA, LCC located in Monticello, Indiana, for $1.7 million in cash, which includes $0.4 million of cash acquired. The financial results for MSCA are included in the Company’s consolidated results from July 2002, the contractual date of acquisition. Pro forma information is not presented due to the immateriality of the operating results of MSCA.

     On May 30, 2003, the Company acquired the assets of EPE Industrial Filters, Inc., located in Barrington, Illinois, for $0.3 million in cash. The financial results for EPE are included in the Company’s consolidated results from the date of the acquisition. Pro forma information is not presented due to the immateriality of the operating results of EPE.

     Plant Closures During fiscal 2003, the Company made the decision to transfer its gas turbine product production in Baldwin, Wisconsin, to Monterrey, Mexico, resulting in the closure of one of its manufacturing facilities in Baldwin. The closure of this facility was completed by the end of fiscal 2003, with a pretax charge of $0.6 million recorded in fiscal 2003 in cost of sales in the Company’s Consolidated Statement of Earnings. This charge was primarily related to severance and other employee-related costs associated with the elimination of approximately 75 positions. Additionally, the Company closed its manufacturing facility located in Port Huron, Michigan moving production to its facility in Auburn, Alabama. The closure of this facility was completed by the end of fiscal 2003, with a pretax charge of $0.2 million recorded in fiscal 2003 in cost of sales in the Company’s Consolidated Statement of Earnings. This charge was primarily related to severance and other employee-related costs associated with the elimination of approximately 51 positions. Internationally, the Company made the decision to close its manufacturing facility in Ome City, Japan, moving production to its facility in Gunma, Japan. The majority of this move was completed by the end of fiscal 2003, with a pretax charge of $2.7 million recorded in fiscal 2003 the majority of which was recorded in cost of sales in the Company’s Consolidated Statement of Earnings. This charge was primarily related to severance and other employee-related costs associated with the elimination of approximately 51 positions. Remaining costs associated with the Company’s current restructuring plans are expected to be paid in the first half of fiscal 2004. In July 2003, the Company closed on the sale of the land and building in Ome City, Japan. The Company has received full payment of the purchase price of $10.8 million in fiscal 2003 and expects to report a gain on the sale estimated between $3.5 million and $4.5 million, net of income tax, in the first half of fiscal 2004, subject to the completion of environmental remediation of the site, which is a condition of the sale.

     During fiscal 2002, the Company closed its manufacturing facility located in Old Saybrook, Connecticut. The closure of this facility was completed by the end of fiscal 2002, with a pretax charge of $0.2 million recorded in fiscal 2002 in cost of sales in the Company’s Consolidated Statement of Earnings. This charge was primarily related to severance and other employee-related costs associated with the elimination of approximately 30 positions. Additionally, the Company closed its manufacturing facility located in Guilin, China. The closure of this facility was completed by the end of fiscal 2002, with a pretax charge of $0.2 million recorded in fiscal 2002 in cost of sales in the Company’s Consolidated Statement of Earnings. The charge was primarily related to severance and other employee-related costs associated with the elimination of approximately 44 positions.

     During fiscal 2001, the Company closed its manufacturing facility located in Mooresville, North Carolina. The closure of this facility was completed by the end of fiscal 2001, with a pretax charge of $0.7 million recorded in fiscal 2001 in cost of sales in the Company’s Consolidated Statements of Earnings. This charge was primarily related to severance and other employee-related costs associated with the elimination of approximately 130 positions. Additionally, the Company closed its manufacturing facility located in Louisville, Kentucky, which was acquired as part of the DCE dust control business of Invensys, plc. The closure of this facility was completed by the end of fiscal 2001. Costs were charged against the purchase liabilities recorded in conjunction with the acquisition of DCE dust control business of Invensys, plc in fiscal 2000. This charge was primarily related to severance and other employee-related costs associated with the elimination of approximately 80 positions.

     A pretax charge relating to the Company’s plant rationalization including the above plant closures of $6.5 million and $3.1 million was recorded in the Company’s Consolidated Statement of Earnings for the years ended July 31, 2003 and 2002, respectively. Of these charges, $5.3 million and $2.2  million were recorded as period costs for the years ended July 31, 2003 and 2002, respectively. The remaining charges were primarily related to severence and other employee-related costs and were reserved in accordance with SFAS No. 146 and EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The following table summarizes the restructuring reserve activity for the Company’s plant rationalization for the years ended July 31, 2003 and 2002.

(Thousands of dollars)
Balance as of August 1, 2001	$ —
Additions to reserve	1,836
Charges to reserve	(216)
Reversal of reserve	(884)

Balance as of July 31, 2002	736

Additions to reserve	1,211
Charges to reserve	(959)
Reversal of reserve	—

Balance as of July 31, 2003	$ 988

NOTE C
Goodwill and Other Intangible Assets

     The Company adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” in fiscal 2002. In accordance with these statements, the Company ceased amortizing goodwill effective August 1, 2001. Goodwill amortization expense was $2.7 million, net of income taxes, for fiscal 2001. The Company estimates that goodwill amortization expense would have been approximately $3.2 million and $2.6 million, net of income taxes, for fiscal 2003 and 2002, respectively.

     The following table presents a reconciliation of net income and earnings per share adjusted for the exclusion of goodwill, net of income taxes:

	2003	2002	2001
	(Thousands of dollars)
Reported net income	$ 95,314	$ 86,883	$ 75,548
Add goodwill amortization, net of tax	—	—	2,722

Adjusted net income	$95,314	$86,883	$78,270

Basic earnings per share:
Reported basic earnings per share	$ 2.19	$ 1.97	$ 1.70
Add goodwill amortization, net of tax	—	—	.06

Adjusted basic earnings per share	$ 2.19	$ 1.97	$ 1.76

Diluted earnings per share:
Reported diluted earnings per share	$ 2.11	$ 1.90	$ 1.66
Add goodwill amortization, net of tax	—	—	.06

Adjusted diluted earnings per share	$ 2.11	$ 1.90	$ 1.72

     The Company has allocated goodwill to its Industrial Products and Engine Products segments. Following is a reconciliation of goodwill for the years ending July 31, 2003 and 2002:

	Industrial Products	Engine Products	Total Goodwill
	(Thousands of dollars)
Balance as of August 1, 2001	$33,373	$24,079	$57,452
Goodwill acquired	28,082	—	28,082
Purchase accounting adjustments	(547)	(166)	(713)
Foreign exchange translation	1,487	120	1,607

Balance as of July 31, 2002	62,395	24,033	86,428
Goodwill acquired	50	—	50
Purchase accounting adjustments	4,527	—	4,527
Foreign exchange translation	738	400	1,138

Balance as of July 31, 2003	$67,710	$24,433	$92,143

     The Company completed its annual impairment tests in the third quarter of fiscal 2003 and 2002, with no indications of impairment of goodwill found.

     Intangible assets are comprised primarily of patents and trademarks. Following is a reconciliation of intangible assets for the years ending July 31, 2003, 2002 and 2001:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(Thousands of dollars)
Balance as of August 1, 2000	396	(32)	364
Intangibles acquired	—	—	—
Amortization expense	—	(24)	(24)
Foreign exchange translation	(10)	5	(5)

Balance as of July 31, 2001	386	(51)	335
Intangibles acquired	16,970	—	16,970
Amortization expense	—	(51)	(51)
Foreign exchange translation	(10)	9	(1)

Balance as of July 31, 2002	17,346	(93)	17,253
Intangibles acquired	—	—	—
Amortization expense	—	(1,217)	(1,217)
Foreign exchange translation	1,167	(15)	1,152

Balance as of July 31, 2003	18,513	(1,325)	17,188

     Amortization expense of intangible assets is expected to be approximately $1.2 million for each of the years ending July 31, 2004, 2005, 2006, 2007 and 2008, respectively.

NOTE D
Credit Facilities

     In September 2002, the Company entered into a new three-year multi-currency revolving facility with a group of banks under which the Company may borrow up to $150.0 million. The agreement provides that loans may be made under a selection of currencies and rate formulas including Base Rate Advances or Off Shore Rate Advances. The interest rate on each advance is based on certain market interest rates and leverage ratios. Facility fees and other fees on the entire loan commitment are payable over the duration of this facility. This replaces a $100.0 million multi-currency revolving facility which was terminated upon execution of this facility. There was $5.0 million and $20.0 million outstanding at July 31, 2003 and July 31, 2002, respectively, leaving $145.0 million and $80.0 million available for further borrowing under such facilities at July 31, 2003 and July 31, 2002, respectively. The weighted average interest rate on these short-term borrowings outstanding at July 31, 2003 and 2002 was 1.38 percent and 2.00 percent, respectively.

     The Company also has two agreements under uncommitted credit facilities, which provide unsecured borrowings for general corporate purposes. At July 31, 2003 and 2002, there was $35.0 million and $45.0 million available for use under these facilities, respectively. There was $2.4 million and $15.5 million outstanding under these facilities at July 31, 2003 and 2002, respectively. The weighted average interest rate on these short-term borrowings outstanding at July 31, 2003 and 2002 was 1.36 percent and 2.05 percent, respectively.

     Donaldson Coordination Center, b.v.b.a. has a 100 million euro program for issuing treasury notes for raising short, medium and long-term financing. At July 31, 2003, there were no amounts outstanding and at July 31, 2002, there was $3.1 million outstanding under the program. The weighted average interest rate on these borrowings outstanding at July 31, 2002 was 3.63 percent.

     Other international subsidiaries may borrow under various credit facilities. As of July 31, 2003 and 2002, borrowings under these facilities were $6.8 million and $21.7 million, respectively. The weighted average interest rate on these international borrowings outstanding at July 31, 2003 and 2002 was 1.72 percent and 3.17 percent, respectively.

     As discussed further in Note L, at July 31, 2003 and 2002, the Company had outstanding standby letters of credit totaling $16.1 million and $14.8 million, respectively, upon which no amounts have been drawn.

NOTE E
Long-Term Debt

     Long-term debt consists of the following:

	2003	2002
	(Thousands of dollars)
6.20% Unsecured senior notes due July 15, 2005, interest payable semi-annually, principal payment of $23.0 million is due July 15, 2005	$ 23,000	$ 23,000
6.31% Unsecured senior notes due July 15, 2008, interest payable semi-annually, principal payment of $28.9 million is due July 15, 2008	28,938	28,640
6.39% Unsecured senior notes due August 15, 2010, interest payable semi-annually, principal payments of $5.0 million, to be paid annually commencing August 16, 2006	24,349	25,000
1.9475% Guaranteed senior note due January 29, 2005, interest payable semi-annually, principal amount of 1.2 billion yen is due January 29, 2005	9,974	9,996
1.51% Guaranteed note due March 28, 2006, interest payable quarterly, principal amount of .8 billion yen is due March 28, 2006	6,649	6,664
Variable Rate Industrial Development Revenue Bonds (“Lower Floaters”) due September 1, 2024, principal amount of $8.0 million, interest payable monthly, and an interest rate of 1.0% as of July 31, 2003	8,000	8,000
Capitalized lease obligations, with various maturity dates and interest rates	3,766	3,546
Other	1,126	230

Total	105,802	105,076
Less current maturities	646	520

Total long-term debt	$105,156	$104,556

     Annual maturities of long-term debt are $0.6 million in 2004, $33.8 million in 2005, $7.3 million in 2006, $5.7 million in 2007, $34.6 million in 2008 and $23.8 million thereafter. The Company estimates that the carrying value of long-term debt approximates its fair market value.

     The Company has entered into two interest rate swap agreements, effectively converting a portion of the Company’s interest rate exposure from a fixed rate to a variable rate basis to hedge against the risk of higher borrowing costs in a declining interest rate environment. The Company does not enter into interest rate swap contracts for speculative or trading purposes. The differential to be paid or received on the interest rate swap agreement is accrued and recognized as an adjustment to interest expense as interest rates change. The interest rate swap agreement entered into on June 6, 2001 has an aggregate notional amount of $27.0 million maturing on July 15, 2008. The interest rate swap agreement entered into on March 18, 2003 has an aggregate notional amount of $25.0 million maturing on August 15, 2010. The variable rate on both of the swaps is based on the current six-month London Interbank Offered Rates (“LIBOR”). As of July 31, 2003, the interest rate swaps had a fair value of $1.3 million, which is recorded as an addition to the underlying debt in the liabilities section of the balance sheet.

     Total interest paid relating to all debt was $5.5 million, $6.1 million and $11.1 million in 2003, 2002 and 2001, respectively. In addition, total interest expense recorded in 2003, 2002 and 2001 was $5.9 million, $6.5 million and $11.6 million, respectively.

     Certain note agreements contain debt covenants related to working capital levels and limitations on indebtedness. Further, the Company is restricted from paying dividends or repurchasing common stock if its tangible net worth (as defined) does not exceed certain minimum levels. As of July 31, 2003, the Company was in compliance with all such covenants.

NOTE F
Derivatives and Other Financial Instruments

     Derivatives The Company uses derivative instruments, primarily forward exchange contracts and interest rate swaps, to manage its exposure to fluctuations in foreign exchange rates and interest rates. It is the Company’s policy to enter into derivative transactions only to the extent true exposures exist; the Company does not enter into derivative transactions for speculative or trading purposes. The Company enters into derivative transactions only with highly rated counterparties. These transactions may expose the Company to credit risk to the extent that the instruments have a positive fair value, but the Company has not experienced any material losses, nor does the Company anticipate any losses.

     Each derivative transaction the Company enters into is designated at inception as a hedge and is expected to be highly effective as the critical terms of these instruments are the same as those of the underlying risks being hedged. The Company evaluates hedge effectiveness at inception and on an ongoing basis. When a derivative is no longer expected to be highly effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is recorded in earnings on the same line as the underlying transaction risk.

     The Company is exposed to changes in the fair value of its fixed-rate debt resulting from interest rate fluctuations. To hedge this exposure, the Company has entered into two fixed to variable interest rate swaps. These interest rate swaps are accounted for as a fair value hedge. The fair value of these swaps is recorded net of the underlying outstanding debt. Changes in the payment of interest resulting from the interest rate swaps are recorded as an offset to interest expense. Effectiveness is assessed based on changes in the fair value of the underlying debt, using incremental borrowing rates currently available on loans with similar terms and maturities. See Note E for further discussion of the interest rate swaps.

     The Company enters into forward exchange contracts of generally less than one year to hedge forecasted transactions with its foreign subsidiaries, to reduce potential exposure related to fluctuations in foreign exchange rates for anticipated intercompany transactions such as purchases, sales and royalty payments denominated in local currencies. Forward exchange contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with the underlying anticipated transactions. Changes in the value of derivatives designated as cash flow hedges are recorded in other comprehensive income in shareholders’ equity until earnings are affected by the variability of the underlying cash flows. At that time, the applicable amount of gain or loss from the derivative instrument that is deferred in shareholders’ equity is reclassified to earnings and is included in other income or expense. Effectiveness is assessed based on changes in forward rates. Ineffective portions of the hedges are recorded in earnings through the same line as the underlying transaction.

     Net unrealized losses of $0.3 million from cash flow hedges were recorded in Accumulated Other Comprehensive Income as of July 31, 2003. These unrealized losses will be reclassified, as appropriate, into earnings during the next 12 months.

     Fair Value of Financial Instruments At July 31, 2003 and 2002, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, long-term debt and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximated carrying values because of the short-term nature of these instruments. Derivative contracts are reported at their fair values based on third-party quotes. The Company estimates that the carrying value of long-term debt approximates it fair market value.

     Credit Risk The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps and foreign exchange forward contracts. Collateral is generally not required of the counterparties or of the Company. In the unlikely event a counterparty fails to meet the contractual terms of an interest rate swap or foreign exchange forward contract, the Company’s risk is limited to the fair value of the instrument. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. The Company has not had any historical instances of nonperformance by any counterparties, nor does it anticipate any future instances of non-performance.

NOTE G
Employee Benefit Plans

     Pension Plans Donaldson Company, Inc. and certain of its subsidiaries have defined benefit pension plans for substantially all hourly and salaried employees. The domestic plans provide defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit comprised of a percentage of current salary which varies with years of service, interest credits and transition credits. The international plans generally provide pension benefits based on years of service and compensation level.

     The Company’s general funding policy is to make contributions as required by applicable regulations. The assets are primarily invested in diversified equity and debt portfolios and are managed by independent trustees. The Company’s actuarial valuation date is April 30.

     Costs for the Company’s pension plans include the following components:

	2003	2002	2001
	(Thousands of dollars)
Net periodic cost:
Service cost	$ 11,101	$ 10,351	$ 6,935
Interest cost	12,815	11,850	11,626
Expected return on assets	(15,341)	(14,415)	(12,862)
Transition amount on amortization	168	75	173
Prior service cost amortization	194	158	119
Actuarial (gain) loss amortization	(2,139)	(77)	(829)
Curtailment loss	1,206	—	—
Settlement loss	360	—	—

Net periodic benefit cost	$ 8,364	$ 7,942	$ 5,162

     The funded status of the Company’s pension plans as of April 30, 2003 and April 30, 2002, is as follows:

	2003	2002
	(Thousands of dollars)
Change in benefit obligation:
Benefit obligation, beginning of year	$182,778	$150,101
Addition of non-U.S. plans	2,137	16,786
Service cost	11,101	10,351
Interest cost	12,815	11,850
Participant contributions	588	580
Plan amendments	—	1,433
Actuarial (gain) loss	12,153	2,553
Currency exchange rates	3,593	(203)
Curtailment	(371)	—
Settlement	(1,743)	—
Benefits paid	(9,920)	(10,673)

Benefit obligation, end of year	$213,131	$182,778

Change in plan assets:
Fair value of plan assets, beginning of year	$173,853	$143,201
Addition of non-U.S. plans	117	15,613
Actual return on plan assets	(14,438)	10,300
Company contributions	20,558	14,791
Participant contributions	588	580
Currency exchange rates	1,901	41
Settlement	(1,530)	—
Benefits paid	(9,920)	(10,673)

Fair value of plan assets, end of year	$171,129	$173,853

Reconciliation of funded status:
Funded (unfunded) status	$(42,002)	$(8,925)
Unrecognized actuarial (gain) loss	55,360	10,342
Unrecognized prior service cost	3,112	3,802
Unrecognized net transition obligation	3,102	3,527
Fourth quarter contributions	144	416

Net amount recognized in
consolidated balance sheet	$19,716	$9,162

Amounts recognized in consolidated
balance sheet consist of:
Prepaid benefit cost	$31,087	$17,586
Accrued benefit liability	(11,371)	(8,423)
Additional minimum liability	(26,950)	(11,399)
Intangible asset	8,400	7,801
Accumulated other comprehensive income	18,550	3,597

Net amount recognized in
consolidated balance sheet	$19,716	$9,162

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $73.0 million, $69.8 million and $46.8 million, respectively, as of April 30, 2003 and $47.3 million, $45.3 million and $31.7 million, respectively, as of April 30, 2002.

     Pension expense related to international plans was $5.2 million, $4.1 million and $4.3 million for 2003, 2002 and 2001, respectively. Certain international operations have defined benefit pension plans that are not presented in the tables above. Prepaid pension assets, accrued pension liabilities and pension expense associated with these plans are not material.

     Following are the assumptions used in calculating the benefit obligation:

Weighted average actuarial assumptions	April 30, 2003	April 30, 2002	April 30, 2001
All U.S. plans:
Discount rate	6.25%	7.25%	7.50%
Expected return on plan assets	8.50%	8.50%	9.00%
Rate of compensation increase	5.00%	5.00%	5.50%
Non-U.S. plans:
Discount rate	4.15%	4.59%	2.50%
Expected return on plan assets	6.80%	6.63%	4.00%
Rate of compensation increase	3.14%	3.39%	2.00%

     Postemployment and Postretirement Benefit Plans The Company provides certain postemployment and postretirement health care benefits for certain U.S. employees for a limited time after termination of employment. The Company has recorded a liability for its postretirement benefit plan in the amount of $4.2 million as of July 31, 2003 and $3.9 million as of July 31, 2002. The annual costs resulting from these benefits is not material. For measurement purposes, an 8 percent and 11 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003 and 2002, respectively. The rate was assumed in both 2003 and 2002 to decrease gradually to an ultimate rate of 5 percent. A one percentage point increase in the health care cost trend rate would increase the fiscal 2003 and 2002 costs by $0.3 million each year.

     401(k) Savings Plan The Company provides a contributory employee savings plan to U.S. employees which permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. Employee contributions of up to 25 percent of compensation are matched at a rate equaling 100 percent of the first 3 percent contributed and 50 percent of the next 2 percent contributed. The Company’s contributions under this plan are based on the level of employee contributions as well as a discretionary contribution based on performance of the Company. Total contribution expense for these plans was $5.0 million, $6.8 million and $4.1 million for the years ended July 31, 2003, 2002 and 2001, respectively.

     Employee Stock Option Plan The Company maintains an Employee Stock Option Plan (ESOP) for eligible employees. As of July 31, 2003, all shares of the plan have been allocated to participants. The ESOP’s only assets are Company common stock. Total ESOP shares are considered to be shares outstanding for earnings per share calculations.

NOTE H
Shareholders’ Equity

     Stock Rights On January 12, 1996, the Board of Directors of the Company approved the extension of the benefits afforded by the Company’s existing rights plan by adopting a new shareholder rights plan. Pursuant to the Rights Agreement, dated as of January 12, 1996, by and between the Company and Wells Fargo Bank Minnesota, N.A., as Rights Agent, one right was issued on March 4, 1996 for each outstanding share of common stock of the Company upon the expiration of the Company’s existing rights. Each of the new rights entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, without par value, at a price of $130.00 per one one-thousandth of a share. The rights, however, will not become exercisable unless and until, among other things, any person acquires 15 percent or more of the outstanding common stock of the Company. If a person acquires 15 percent or more of the outstanding common stock of the Company (subject to certain conditions and exceptions more fully described in the Rights Agreement), each right will entitle the holder (other than the person who acquired 15 percent or more of the outstanding common stock) to purchase common stock of the Company having a market value equal to twice the exercise price of a right. The rights are redeemable under certain circumstances at $.01 per right and will expire, unless earlier redeemed, on March 3, 2006.

     Treasury Stock The Board of Directors has authorized the repurchase, at the Company’s discretion, of 4.0 million shares of common stock under the current stock repurchase plan dated January 17, 2003. As of July 31, 2003, the Company has remaining authorization to repurchase 3.8 million shares under the current plan. Following is a summary of treasury stock share activity for fiscal 2003 and 2002:

	2003	2002
Balance at August 1	5,741,417	5,273,121
Stock repurchases	710,300	657,100
Net issuance upon exercise of stock options	(181,504)	(168,158)
Issuance under compensation plans	(24,455)	(11,941)
Other activity	(8,289)	(8,705)

Balance at July 31	6,237,469	5,741,417

     Other Comprehensive Income The components of the ending balances of accumulated other comprehensive income (loss) are as follows:

	July 31, 2003	July 31, 2002
Foreign currency translation adjustment	$ 11,935	$(10,725)
Net gain (loss) on cash flow hedging derivatives	(273)	26
Additional minimum pension liability	(18,550)	(3,597)

Total accumulated other comprehensive gain (loss)	$ (6,888)	$(14,296)

     The additional minimum pension liability adjustment is calculated on an annual basis. If the accumulated benefit obligation (ABO) exceeds the fair value of pension assets, the Company must recognize a liability that is at least equal to the unfunded ABO.

     Income tax effects for cumulative translation are not significant because no tax provision has been made for the translation of foreign currency Financial Statements into U.S. dollars.

NOTE I
Stock Option Plans

     Employee Incentive Plans In November 2001, shareholders approved the 2001 Master Stock Incentive Plan (the “Plan”) which replaced the 1991 Plan that expired on December 31, 2001 and provided for similar awards. The Plan extends through December 2011 and allows for the granting of nonqualified stock options, incentive stock options, restricted stock, stock appreciation rights (SARs), dividend equivalents, dollar-denominated awards and other stock-based awards. The Plan allows for the granting of performance awards to a limited number of key executives. As administered by the Human Resources Committee of the Company’s Board of Directors, these awards are payable in common stock and are based on a formula which measures performance of the Company over a three-year period. Performance award expense under these plans totaled $0.2 million, $2.6 million and $2.4 million in 2003, 2002 and 2001, respectively. Options under the Plan are granted to key employees at or above market price at the date of grant. Options are exercisable for up to 10 years from the date of grant.

     Stock Options Stock options issued after fiscal 1998 become exercisable for non-executives in each of the following three years, in an equal number of shares each year, and become exercisable for executives immediately upon the date of grant. Stock options issued during fiscal 1997 and 1998 become exercisable in each of the following three years, in an equal number of shares each year, for both executives and non-executives. Stock options issued prior to fiscal l997 for non-executives and during fiscal 1996 for executives become exercisable in a four-year period in an equal number of shares each year. Prior to fiscal 1996, stock options vested immediately for executives.

     As all nonqualified stock options were granted with an exercise price equal to the quoted market price of the Company’s stock on the date of grant, the Company did not recognize compensation expense on these options. Had the Company used the fair value-based method of accounting to measure compensation expense for its stock option plan and charged compensation cost against income over the vesting periods, net income and the related basic and diluted per common share amounts would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	2003	2002	2001
Net earnings, as reported	$ 95,314	$ 86,883	$ 75,548
Less total stock-based employee compensation expense under the fair value-based method, net of tax	(4,152)	(3,872)	(4,584)

Pro forma net earnings	$ 91,162	$ 83,011	$ 70,964

Basic net earnings per share
As reported	$ 2.19	$ 1.97	$ 1.70
Pro forma	$ 2.10	$ 1.88	$ 1.60
Diluted net earnings per share
As reported	$ 2.11	$ 1.90	$ 1.66
Pro forma	$ 2.02	$ 1.82	$ 1.56

     For purposes of computing compensation cost of stock options granted, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002	2001
Risk-free interest rate	2.72%	2.85%	4.72%
Expected volatility	31.4%	30.9%	30.5%
Expected dividend growth rate	1.0%	1.0%	1.0%
Expected life
Director original grants	3 years	3 years	2 years
Non-officer original grants	6 years	6 years	7 years
Officer original grants	2 years	2 years	2 years
Reload grants	7 years	7 years	7 years

     Reload grants are grants made to officers who exercised an option during the fiscal year and made payment of the purchase price using shares of previously owned Company stock. The reload grant is for the number of shares equal to the shares used in payment of the purchase price or withheld for tax withholding.

     Black-Scholes is a widely accepted stock option pricing model; however, the ultimate value of stock options granted will be determined by the actual lives of options granted and the actual future price levels of the Company’s common stock. The weighted average fair value for options granted during fiscal 2003, 2002 and 2001 is $9.90, $9.56 and $8.01 per share, respectively.

     The following table summarizes stock option activity:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at July 31, 2000	3,652,936	$ 15.86
Granted	862,515	26.04
Exercised	(1,025,995)	12.88
Canceled	(25,297)	21.19

Outstanding at July 31, 2001	3,464,159	19.24
Granted	633,968	36.12
Exercised	(603,551)	15.11
Canceled	(23,661)	26.60

Outstanding at July 31, 2002	3,470,915	22.99
Granted	613,609	36.52
Exercised	(522,683)	18.84
Canceled	(12,124)	30.01

Outstanding at July 31, 2003	3,549,717	$ 25.91

     Shares reserved at July 31, 2003 for outstanding options and future grants were 4,498,514. Shares reserved consist of shares available for grant plus all outstanding options. An amount is added to shares reserved each year based on criteria set in the plan.

     The following table summarizes information concerning outstanding and exercisable options as of July 31, 2003:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10 to $20	1,011,797	3.16	$ 15.63	1,011,797	$ 15.63
$20 to $30	1,330,181	5.86	24.29	1,242,511	24.18
$30 to $40	1,163,868	8.36	35.93	716,659	35.97
$40 and above	43,871	9.04	46.61	43,871	46.61

	3,549,717	5.95	$ 25.91	3,014,838	$ 24.44

NOTE J
Income Taxes

     The components of earnings before income taxes are as follows:

	2003	2002	2001
	(Thousands of dollars)
Earnings before income taxes:
United States	$ 59,361	$ 62,294	$ 48,705
Foreign	71,206	56,724	56,223

Total	$130,567	$119,018	$104,928

     The components of the provision for income taxes are as follows:

	2003	2002	2001
	(Thousands of dollars)
Income taxes:
Current:
Federal	$ 11,661	$ 21,146	$ 8,502
State	1,610	1,900	622
Foreign	21,345	14,355	13,163

	34,616	37,401	22,287

Deferred:
Federal	1,791	(5,033)	7,304
State	98	(287)	417
Foreign	(1,252)	54	(628)

	637	(5,266)	7,093

Total	$ 35,253	$ 32,135	$ 29,380

     The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	2003	2002	2001
	(Thousands of dollars)
Deferred tax assets:
Compensation and retirement plans	$ 2,399	$ 9,226	$ 3,619
Accrued expenses	9,517	7,658	6,938
Credit and NOL tax carryforwards	10,218	10,665	6,092
Inventories	2,748	1,967	1,938
Investment in joint venture	584	777	636
Other	3,566	4,304	3,215

Gross deferred tax assets	29,032	34,597	22,438
Valuation allowance	(6,282)	(4,687)	(2,054)

Net deferred tax assets	22,750	29,910	20,384

Deferred tax liabilities:
Depreciation and amortization	(26,132)	(15,698)	(16,209)
Other	(1,016)	(9,171)	(618)

Gross deferred tax liabilities	(27,148)	(24,869)	(16,827)

Net deferred tax assets (liability)	$(4,398)	$5,041	$3,557

     The following table reconciles the U.S. statutory income tax rate with the effective income tax rate:

	2003	2002	2001
Statutory U.S. federal rate	35.0%	35.0%	35.0%
State income taxes	0.9	1.0	0.4
Foreign taxes at lower rates	(5.2)	(4.6)	(8.2)
Export and research credits	(2.0)	(1.0)	(1.9)
Other	(1.7)	(3.4)	2.7

	27.0%	27.0%	28.0%

     U.S. income taxes have not been provided on approximately $233.0 million of undistributed earnings of non-U.S. subsidiaries. The Company plans to reinvest these undistributed earnings. If any portion were to be distributed, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings plus any available foreign tax credit carryovers. Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable.

     While non-U.S. operations have been profitable overall, the Company has cumulative tax loss carryforwards of $23.6 million which are carried as net operating losses in certain international subsidiaries. Approximately $8.3 million of these losses arose in periods before the Company acquired the subsidiary. If fully realized, these losses can be carried forward to offset future tax payments. The majority of such carryforwards expire after 2005. Due to the uncertainty of being able to realize certain of these losses, a valuation allowance of $6.3 million has been recorded at July 31, 2003.

     The Company made cash payments for income taxes of $34.1 million, $23.7 million and $16.2 million in 2003, 2002 and 2001, respectively.

NOTE K
Segment Reporting

     Consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has identified two reportable segments: Engine Products and Industrial Products. Segment selection was based on the internal organizational structure, management of operations and performance evaluation by management and the Company’s Board of Directors.

     The Engine Products segment sells to original equipment manufacturers (OEMs) in the construction, industrial, mining, agriculture and transportation markets and to independent distributors, OEM dealer networks, private label accounts and large private fleets. Products include air intake systems, exhaust systems, liquid filtration systems and replacement filters.

     The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines, OEMs and end-users requiring highly purified air. Products include dust, fume and mist collectors, compressed air purification systems, static and pulse-clean air filter systems and specialized air filtration systems for diverse applications including computer disk drives.

     Corporate and Unallocated include corporate expenses determined to be non-allocable to the segments, interest income and expense, non-operating income and expense, and expenses not allocated to the business segments in the same period. Assets included in Corporate and Unallocated principally are cash and cash equivalents, inventory reserves, certain prepaids, certain investments, other assets and assets allocated to intercompany transactions.

     The Company has developed an internal measurement system to evaluate performance and allocate resources based on profit or loss from operations before income taxes. The Company’s manufacturing facilities serve both reporting segments. Therefore, the Company uses a complex allocation methodology to assign costs and assets to the segments. A certain amount of costs and assets is assigned to intercompany activity and is not assigned to either segment. Certain accounting policies applied to the reportable segments differ from those described in the summary of significant accounting policies. The reportable segments account for receivables on a gross basis and account for inventory on a standard cost basis.

     Segment allocated assets are primarily accounts receivable, inventories, property, plant and equipment and goodwill. Reconciling items included in Corporate and Unallocated are created based on accounting differences between segment reporting and the consolidated, external reporting as well as internal allocation methodologies.

     Segment detail is summarized as follows (in thousands):

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company
	(Thousands of dollars)
2003
Net sales	$683,254	$534,998	$ —	$1,218,252
Depreciation and amortization	17,727	14,089	5,741	37,557
Equity earnings in unconsolidated affiliates	3,167	64	—	3,231
Earnings before income taxes	95,297	39,144	(3,874)	130,567
Assets	335,048	356,335	190,614	881,997
Equity investments in unconsolidated affiliates	12,324	1,182	—	13,506
Capital expenditures, net of acquired businesses	22,537	17,912	7,299	47,748
2002
Net sales	$611,647	$514,358	$ —	$1,126,005
Depreciation and amortization	16,095	9,427	6,229	31,751
Equity earnings in unconsolidated affiliates	4,160	—	—	4,160
Earnings before income taxes	69,894	73,047	(23,923)	119,018
Assets	324,952	381,467	143,712	850,131
Equity investments in unconsolidated affiliates	14,033	620	—	14,653
Capital expenditures, net of acquired businesses	23,396	13,704	9,056	46,156
2001
Net sales	$606,810	$530,205	$ —	$1,137,015
Depreciation and amortization	23,100	11,268	4,209	38,577
Equity earnings in unconsolidated affiliates	3,017	—	—	3,017
Earnings before income taxes	49,539	72,891	(17,502)	104,928
Assets	315,706	228,505	162,619	706,830
Equity investments in unconsolidated affiliates	14,115	—	—	14,115
Capital expenditures, net of acquired businesses	23,308	11,370	4,246	38,924

     Following are net sales by product within the Engine Products segment and Industrial Products segment:

	2003	2002	2001
	(Thousands of dollars)
Engine Products segment:
Off-road products	$ 194,823	$ 177,005	$ 181,795
Transportation products	116,335	89,541	79,670
Aftermarket products	372,096	345,101	345,345

Total Engine Products segment	683,254	611,647	606,810

Industrial Products segment:
Industrial air filtration products	174,328	175,663	217,343
Gas turbine products	129,606	230,897	195,042
Special application products	110,192	107,798	117,820
Ultrafilter products	120,872	—	—

Total Industrial Products segment	534,998	514,358	530,205

Total Company	$1,218,252	$1,126,005	$1,137,015

     Geographic sales by origination and property, plant and equipment:

	Net Sales	Property, Plant & Equipment — Net
	(Thousands of dollars)
2003
United States	$605,045	$139,700
Europe	357,704	73,625
Asia-Pacific	220,283	23,410
Other	35,220	18,701

Total	$1,218,252	$255,436

2002
United States	$687,889	$139,975
Europe	225,669	40,013
Asia-Pacific	184,269	21,652
Other	28,178	39,273

Total	$1,126,005	$240,913

2001
United States	$711,268	$138,631
Europe	211,397	36,801
Asia-Pacific	185,395	19,609
Other	28,955	12,617

Total	$1,137,015	$207,658

NOTE L
Commitments, Contingencies and Concentrations

     Guarantees The Company and its partner of an unconsolidated joint venture, Advanced Filtration Systems Inc., guarantees certain debt of the joint venture. As of July 31, 2003, the outstanding guaranteed debt of the joint venture was $6.0 million.

     The Company provides for certain warranties on certain products; in addition, the Company may incur specific customer warranty issues. Following is a reconciliation of warranty reserves:

(thousands of dollars)
Balance at August 1, 2001	$ 6,855
Accruals for warranties issued during the period	2,080
Accruals related to pre-existing warranties (including changes in estimates)	2,043
Less settlements made during the period	(1,350)

Balance at July 31, 2002	$9,628

Accruals for warranties issued during the period	1,450
Accruals related to pre-existing warranties (including changes in estimates)	(1,296)
Less settlements made during the period	(1,702)

Balance at July 31, 2003	$8,080

     At July 31, 2003 and 2002, the Company had a contingent liability for standby letters of credit totalling $16.1 million and $14.8 million, respectively, that have been issued and are outstanding. The letters of credit guarantee payment to beneficial third parties in the event the Company is in breach of specified contract terms as detailed in each letter of credit. At July 31, 2003 and 2002, there were no amounts drawn upon these letters of credit.

     Legal Proceedings The Company is a defendant in a lawsuit filed in November 1998 in the United States District Court for the Northern District of Iowa (Eastern Division) by Engineered Products Company (“EPC”). EPC claims patent infringement by Donaldson arising out of its sales of graduated air restriction indicators in the period from 1996 through the expiration of the EPC patent in May 2001 and seeks monetary damages. EPC is also seeking damages for some period of time beyond the expiration of the patent. A trial date has been rescheduled for February 2004. The Company denies any liability and believes the patent is unenforceable and invalid. The Company is vigorously defending the suit. The amount of loss, if any, to the Company currently cannot be estimated.

     The Company is currently not otherwise subject to any pending litigation other than routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the business, results of operations, financial condition or liquidity of the Company.

     Environmental Matters The Company has established reserves for potential environmental liabilities and plans to continue to accrue reserves in appropriate amounts. While uncertainties exist with respect to the amounts and timing of the Company’s ultimate environmental liabilities, management believes that such liabilities, individually and in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.

     Concentrations There were no sales over 10 percent of net sales to any customer in 2003. Sales to one customer accounted for 13 percent and 12 percent of net sales in 2002 and 2001, respectively. There were no customers over 10 percent of gross accounts receivable in 2003. One customer accounted for 18 percent of gross accounts receivable in 2002.

NOTE M
Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Thousands of dollars, except per share amounts)
2003
Net sales	$301,054	$284,447	$302,457	$330,294
Gross margin	94,881	90,765	98,231	107,274
Net earnings	22,837	20,002	25,332	27,143
Diluted earnings per share	.50	.45	.56	.60
Dividends declared per share	.085	.090	.090	.095
2002
Net sales	$288,429	$264,281	$269,423	$303,872
Gross margin	88,318	81,274	84,976	94,924
Net earnings	19,724	20,760	21,474	24,925
Diluted earnings per share	.43	.45	.47	.55
Dividends declared per share	.075	.080	.080	.085

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 18, 2002, the board of directors (the “Board”) of Donaldson Company, Inc. (the “Company”), at the recommendation of its audit committee, dismissed Arthur Andersen LLP (“Andersen”) as the Company’s independent public accountants and engaged PricewaterhouseCoopers LLP (“PWC”) to serve as the Company’s independent public accountants for fiscal year 2002.

     Andersen’s reports on the Company’s Consolidated Financial Statements for each of the years ended July 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     During the years ended July 31, 2001 and 2000 and through April 18, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Andersen’s satisfaction, would have caused them to make reference to the subject matter of the disagreements in connection with their report on the Company’s Consolidated Financial Statements for such years; and there were no “reportable events,” as such term is defined in Item 304(a)(1)(v) of Regulation S-K.

     The Company reported the change in accountants on Form 8-K filed on April 24, 2002. The Form 8-K contained a letter from Arthur Andersen, addressed to the Securities and Exchange Commission, stating that it agreed with the disclosures set forth in the preceding three paragraphs.

     During the years ended July 31, 2001 and 2000 and through the date of the Board’s decision to engage PWC, the Company did not consult PWC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s Consolidated Financial Statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A.  CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures: As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequately designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

(b)

Internal Controls: No change in the Company’s internal control over financial reporting identified in connection with such evaluation during the fiscal quarter ended July 31, 2003, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the captions “Nominees For Election” and “Directors Continuing In Office” on pages 7 through 8, under “Audit Committee Report and Appointment of Auditors — Audit Committee Report” (first paragraph only), on page 9, and under the heading “Compliance With Section 16(a) of the Securities Exchange Act of 1934” on page 19 of the Company’s definitive proxy statement dated October 14, 2003, is incorporated herein by reference. Information on the Executive Officers of the Company is found on page 4 of this Annual Report on Form 10-K.

     The Company has adopted a code of ethics in compliance with applicable rules of the Securities and Exchange Commission that applies to its principal executive officer, its principal financial officer and its principal accounting officer or controller, or persons performing similar functions. A copy of the code of ethics is filed as Exhibit 14 to this Annual Report on Form 10-K.

Item 11.  EXECUTIVE COMPENSATION

     The information under “Director Compensation” on page 8 and in the section “Executive Compensation” on pages 13 through 17, the “Pension Benefits” on page 18 and under the caption “Change-in-Control Arrangements” on page 19 of the Company’s definitive proxy statement dated October 14, 2003, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information in the section “Security Ownership” on page 4 of the Company’s definitive proxy statement dated October 14, 2003, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information in the section “Human Resources Committee Interlocks and Insider Participation” on page 18 of the Company’s definitive proxy statement dated October 14, 2003, is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information under the “Audit Committee Report and Appointment of Auditors — Information Regarding Independent Auditors — Independent Auditors Fees” and “— Audit Committee Pre-Approval Policies and Procedures” on pages 9 through 10 of the Company’s definitive proxy statement dated October 14, 2003, is incorporated herein by reference.

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Documents filed with this report:

          (1)     Financial Statements

      Consolidated Statements of Earnings — years ended July 31, 2003, 2002 and 2001
      Consolidated Balance Sheets — July 31, 2003 and 2002
      Consolidated Statements of Cash Flows — years ended July 31, 2003, 2002 and 2001
      Consolidated Statements of Changes in Shareholders’ Equity — years ended July 31, 2003, 2002 and 2001
      Notes to Consolidated Financial Statements
      Reports of Independent Accountants

          (2)     Financial Statement Schedules —

      Reports of Independent Accountants

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

     (b)  Reports on Form 8-K

            The Company furnished a current report on Form 8-K, dated May 27, 2003, relating to the Company’s third quarter 2003 financial results.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONALDSON COMPANY, INC.
(Registrant)

Date: October 14, 2003	By:	/s/ William G. Van Dyke Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ William G. Van Dyke William G. Van Dyke	Chairman, President and Chief Executive Officer
/s/ William M. Cook William M.Cook	Senior Vice President, International and Chief Financial Officer
/s/ Thomas A. Windfeldt Thomas A. Windfeldt	Vice President, Controller
*Guillaume Bastiaens Guillaume Bastiaens	Director
*Janet M. Dolan Janet M. Dolan	Director
*Jack W. Eugster Jack W. Eugster	Director
*John F. Grundhofer John F. Grundhofer	Director
*Kendrick B. Melrose Kendrick B. Melrose	Director
*Paul David Miller Paul David Miller	Director
*Jeffrey Noddle Jeffrey Noddle	Director
*Stephen W. Sanger Stephen W. Sanger	Director
*John P. Wiehoff John P. Wiehoff	Director
*By /s/ Norman C. Linnell Norman C. Linnell *As attorney-in-fact	Date: October 14, 2003

DONALDSON COMPANY, INC. AND SUBSIDIARIES
FORM 10-K
Item 15 (a) (1)
Index of Independent Auditors’ Reports

Report of PricewaterhouseCoopers LLP	49
Report of Arthur Andersen LLP	50 & 51

Report of Independent Auditors

To the Shareholders and Board
of Directors of Donaldson Company, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 45 present fairly, in all material respects, the financial position of Donaldson Company, Inc. at July 31, 2003 and 2002, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 46 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
August 22, 2003

The following report is a copy of a report previously issued by Arthur Andersen LLP. This report has not been reissued by Arthur Andersen LLP.

Report of Independent Public Accountants

To The Shareholders and Board of Directors
of Donaldson Company, Inc.:

     We have audited the accompanying consolidated balance sheets of Donaldson Company, Inc. (a Delaware corporation) and subsidiaries as of July 31, 2001 and 2000, and the related consolidated statements of earnings, changes in shareholders’ equity and cash flows for the years then ended. These Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Financial Statements based on our audits.

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

     We have audited, in accordance with auditing standards generally accepted in the United States, the Consolidated Financial Statements included in Donaldson Company Inc.’s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated August 27, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed as part of item 14 in this Form 10-K is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic Consolidated Financial Statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic Consolidated Financial Statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic Consolidated Financial Statements taken as a whole.

Minneapolis, Minnesota,
August 27, 2001

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

DONALDSON COMPANY, INC. AND SUBSIDIARIES
(Thousands of Dollars)

COL. A	COL. B	COL. C		COL. D	COL. E

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (A) & (B)	Deductions (C) & (D)	Balance at End of Period
Year ended July 31, 2003:
Allowance for doubtful accounts deducted from accounts receivable	$6,620	$1,239	$328	$(2,351)	$5,836

Restructuring reserves — Ultrafilter	$1,219			$(1,137)	$82

Year ended July 31, 2002:
Allowance for doubtful accounts deducted from accounts receivable	$6,309	$1,820	$198	$(1,707)	$6,620

Restructuring reserves — AirMaze Acquisition	$166			$(166)	$0

Restructuring reserves — DCE Acquisition	$2,125			$(2,125)	$0

Restructuring reserves — Ultrafilter	$0		$1,219		$1,219

Year ended July 31, 2001:
Allowance for doubtful accounts deducted from accounts receivable	$4,380	$2,512	$(154)	$(429)	$6,309

Restructuring reserves — AirMaze Acquisition	$1,183			$(1,017)	$166

Restructuring reserves — DCE Acquisition	$2,775		$1,555	$(2,205)	$2,125

Note A — Allowance for doubtful accounts foreign currency translation losses (gains) recorded directly to equity.

Note B — Acquisition related restructuring reserves recorded to goodwill.

Note C — Bad debts charged to allowance, net of recoveries.

Note D — Acquisition related restructuring reserves utilized and/or reversed against goodwill.

EXHIBIT INDEX
ANNUAL REPORT ON FORM 10-K

* 3–A	—	Certificate of Incorporation of Registrant as currently in effect (Filed as Exhibit 3-A to Form 10-Q for the Second Quarter ended January 31, 1998)
3–B	—	By-laws of Registrant as currently in effect
* 4	—	**
* 4–A	—	Preferred Stock Amended and Restated Rights Agreement (Filed as Exhibit 4.1 to Form 8-K Report Dated January 12, 1996)
*10–A	—	Annual Cash Bonus Plan (Filed as Exhibit 10-A to 1995 Form 10-K Report)***
*10–B	—	Supplementary Retirement Agreement with William A. Hodder (Filed as Exhibit 10-B to 1993 Form 10-K Report)***
*10–C	—	1980 Master Stock Compensation Plan as Amended (Filed as Exhibit 10-C to 1993 Form 10-K Report)***
*10–D	—	Form of Performance Award Agreement under 1991 Master Stock Compensation Plan (Filed as Exhibit 10-D to 1995 Form 10-K Report)***
10–E	—	ESOP Restoration Plan (2003 Restatement) ***
*10–F	—	Deferred Compensation Plan for Non-employee Directors as amended (Filed as Exhibit 10-F to 1990 Form 10-K Report)***
*10–G	—	Form of “Change in Control” Agreement with key employees as amended (Filed as Exhibit 10-G to Form 10-Q for the Second Quarter ended January 31, 1999)***
*10–H	—	Independent Director Retirement and Benefit Plan as amended (Filed as Exhibit 10-H to 1995 Form 10-K Report)***
*10–I	—	Excess Pension Plan (2003 Restatement)***
10–J	—	Supplementary Executive Retirement Plan (2003 Restatement)***
*10–K	—	1991 Master Stock Compensation Plan as amended (Filed as Exhibit 10-K to 1998 Form 10-K Report)***
*10–L	—	Form of Restricted Stock Award under 1991 Master Stock Compensation Plan (Filed as Exhibit 10-L to 1992 Form 10-K Report)***
*10–M	—	Form of Agreement to Defer Compensation for certain Executive Officers (Filed as Exhibit 10-M to 1993 Form 10-K Report)***
*10–N	—	Stock Option Program for Non-employee Directors (Filed as Exhibit 10-N to 1998 Form 10-K Report)***
10–O	—	Deferred Compensation and 401(K) Excess Plan (2003 Restatement)***
*10–P	—	Note Purchase Agreement among Donaldson Company, Inc. and certain listed Insurance Companies dated as of July 15, 1998 (Filed as Exhibit 10-R to 1998 Form 10-K Report)
*10–Q	—	First Supplement to Note Purchase Agreement among Donaldson Company, Inc. and certain listed Insurance Companies dated as of August 1, 1998 (Filed as Exhibit 10-S to 1998 Form 10-K Report)
10–R	—	Deferred Stock Option Gain Plan (2003 Restatement)***
*10–S	—	2001 Master Stock Incentive Plan (filed as Exhibit 4.1 to Form S-8 (SEC File No. 333-97771))

10–T	—	Long Term Compensation Plan***
11	—	Computation of net earnings per share (“Earnings Per Share” in “Summary of Significant Accounting Policies” in Note A in the Notes to Consolidated Financial Statements on page 23)
14	—	Applicable portions of Donaldson Company, Inc. Code of Ethics and Conduct
21	—	Subsidiaries
23	—	Consent of PricewaterhouseCoopers LLP
23(A)	—	Notice Regarding Consent of Arthur Andersen LLP
24	—	Powers of Attorney
31–A	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31–B	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
99	—	Litigation Reform Act of 1995 — Cautionary Statement

*	Exhibit has heretofore been filed with the Securities and Exchange Commission and is incorporated herein by reference as an exhibit.

**	Pursuant to the provisions of Regulation S-K Item 601(b)(4)(iii)(A) copies of instruments defining the rights of holders of certain long-term debts of Registrant and its subsidiaries are not filed and in lieu thereof Registrant agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

***	Denotes compensatory plan or management contract.

Note: Exhibits have been furnished only to the Securities and Exchange Commission. Copies will be furnished to individuals upon request and payment of $20 representing Registrant’s reasonable expense in furnishing such exhibits.