Form 10-Q
period 2003-10-31
DONALDSON CO INC
filed 2003-12-08
CIK 29644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q (Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING October 31, 2003 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

Commission File Number 1-7891 DONALDSON COMPANY, INC. (Exact name of registrant as specified in its charter)

Delaware	41-0222640

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

Common Stock, $5 Par Value - 43,370,185 shares as of October 31, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Thousands of dollars, except share amounts)
(Unaudited)

	Three Months Ended October 31

	2003	2002

Net sales	$328,220	$301,054

Cost of sales	221,643	206,173

Gross margin	106,577	94,881

Operating expenses	70,884	63,180

Operating income	35,693	31,701

Other income, net	(387)	(1,581)

Interest expense	1,072	1,998

Earnings before income taxes	35,008	31,284

Income taxes	9,452	8,447

Net earnings	$25,556	$22,837

Weighted average shares
outstanding	43,377,077	43,823,839

Diluted shares outstanding	45,303,350	45,324,846

Basic earnings per share	$.59	$.52

Diluted earnings per share	$.56	$.50

Dividends paid per share	$.095	$.085

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except per share amounts)
(Unaudited)

	October 31, 2003	July 31, 2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$78,998	$67,070
Accounts receivable	240,798	226,815
Inventories
Materials	49,258	45,088
Work in process	13,518	12,374
Finished products	62,739	57,428

Total inventories	125,515	114,890
Prepaid and other current assets	35,969	45,930

TOTAL CURRENT ASSETS	481,280	454,705
Property, plant and equipment, at cost	602,065	580,371
Less accumulated depreciation	(340,014)	(324,935)

Property, plant and equipment, net	262,051	255,436
Goodwill	96,111	92,143
Intangible assets	19,506	17,188
Other assets	63,870	62,525

TOTAL ASSETS	$922,818	$881,997

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term debt	$26,779	$14,152
Current maturities of long-term debt	627	646
Trade accounts payable	108,704	122,759
Accrued employee compensation and related taxes	34,673	33,013
Warranty and accrued liabilities	29,957	23,597
Other current liabilities	22,556	19,909

TOTAL CURRENT LIABILITIES	223,296	214,076
Long-term debt	107,811	105,156
Deferred income taxes	21,256	21,316
Other long-term liabilities	95,147	94,056

TOTAL LIABILITIES	447,510	434,604

SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value,
1,000,000 shares authorized, no shares issued	—	—
Common stock, $5 par value, 80,000,000 shares authorized,
49,655,954 issued	248,280	248,280
Retained earnings	371,306	351,769
Accumulated other comprehensive income (loss)	4,091	(6,888)
Treasury stock, at cost – 6,198,020 and 5,741,417 shares at
April 30, 2003 and July 31, 2002, respectively	(148,369)	(145,768)

TOTAL SHAREHOLDERS’ EQUITY	475,308	447,393

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$922,818	$881,997

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Three Months Ended October 31

	2003	2002

OPERATING ACTIVITIES
Net earnings	$25,556	$22,837
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	10,974	7,672
Changes in operating assets and liabilities	(17,490)	17,813
Other	3,411	(157)

Net cash provided by operating activities	22,451	48,165

INVESTING ACTIVITIES
Net expenditures on property and equipment	(13,516)	(9,537)
Acquisitions and investments in unconsolidated
affiliates, net of cash acquired	(4,397)	(1,259)

Net cash used in investing activities	(17,913)	(10,796)

FINANCING ACTIVITIES
Purchase of treasury stock	(5,697)	(13,144)
Proceeds from long-term debt	—	749
Repayments of long-term debt	(104)	(133)
Change in short-term borrowings	12,395	(16,206)
Dividends paid	(4,128)	(3,733)
Exercise of Stock Options	1,622	302

Net cash used in financing activities	4,088	(32,165)

Effect of exchange rate changes on cash	3,302	5,827

Increase in cash and cash equivalents	11,928	12,466
Cash and cash equivalents – beginning of year	67,070	45,586

Cash and cash equivalents – end of period	$78,998	$58,052

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three-month period ended October 31, 2003 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the consolidated financial statements and footnotes thereto included in Donaldson Company, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended July 31, 2003. Certain amounts in prior periods have been reclassified to conform to the current presentation. The reclassifications had no impact on the net earnings as previously reported.

Note B – Accounting for Stock-Based Compensation

The Company has elected to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recorded for the stock option plan as all options have exercise prices equal to the fair value of the stock on the date of grant. Had the Company used the fair value-based method of accounting to measure compensation expense for its stock option plan and charged compensation cost against income over the vesting periods, net income and the related basic and diluted per common share amounts would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	Three Months Ended October 31

	2003	2002

Net earnings, as reported	$25,556	$22,837
Less total stock-based employee
compensation expense under the
fair value-based method, net of tax	(1,236)	(488)

Pro forma net earnings	$24,320	$22,349

Basic net earnings per share
As reported	$0.59	$0.52
Pro forma	$0.56	$0.51
Diluted net earnings per share
As reported	$0.56	$0.50
Pro forma	$0.54	$0.50

Note C – Net Earnings Per Share

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

The following table presents information necessary to calculate basic and diluted net earnings per common share (in thousands, except per share amounts):

	Three Months Ended October 31

	2003	2002

Weighted average shares outstanding – basic	43,377	43,824
Diluted share equivalents	1,926	1,501

Weighted average shares outstanding – diluted	45,303	45,325

Net earnings for basic and diluted
earnings per share computation	$25,556	$22,837
Net earnings per share – basic	$.59	$.52
Net earnings per share – diluted	$.56	$.50

Note D – Comprehensive Income

The Company reports accumulated other comprehensive income as a separate item in the shareholders' equity section of the balance sheet. Other comprehensive income consists of foreign currency translation adjustments and net gains or losses on cash flow hedging derivatives.

Total comprehensive income and its components are as follows (in thousands):

	Three Months Ended October 31
	2003	2002

Net earnings	$25,556	$22,837
Foreign currency translation adjustment	10,820	467
Net gain (loss) on cash flow hedging derivatives	159	(82)

Total other comprehensive income	$36,535	$23,222

Total accumulated other comprehensive gain (loss) and its components at October 31, 2003 and July 31, 2003 are as follows (in thousands):

	October 31, 2003	July 31, 2003

Foreign currency translation adjustment	$22,755	$11,935
Net loss on cash flow hedging derivatives	(114)	(273)
Additional minimum pension liability	(18,550)	(18,550)

Total accumulated other comprehensive gain (loss)	$4,091	$(6,888)

Note E – Segment Reporting

The Company has two reportable segments, Engine Products and Industrial Products, that have been identified based on the internal organization structure, management of operations and performance evaluation. Segment detail is summarized as follows (in thousands):

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company

Three Months Ended
October 31, 2003:
Net sales	$191,355	$136,865	—	$328,220
Earnings before income taxes	$28,293	$9,999	$(3,284)	$35,008
Three Months Ended
October 31, 2002:
Net sales	$166,958	$134,096	—	$301,054
Earnings before income taxes	$24,120	$10,281	$(3,117)	$31,284

Note F – Interest Rate Swaps

The Company is exposed to changes in the fair value of its fixed-rate debt resulting from interest rate fluctuations. To hedge this exposure, the Company entered into two fixed to variable interest rate swaps on June 6, 2001 and on March 18, 2003. These interest rate swaps are accounted for as fair value hedges and are recorded net of the underlying outstanding debt. Changes in the payment of interest resulting from the interest rate swaps are recorded as an offset to interest expense. As of October 31, 2003, the interest rate swaps had a fair value of $2.1 million, which is recorded net of underlying debt in the liabilities section of the balance sheet.

Note G – Goodwill and Other Intangible Assets

The Company's most recent annual impairment test for goodwill and other intangible assets was completed during the third quarter of fiscal 2003. The results of this test showed that the fair market value of the reporting units that the goodwill is assigned to was higher than the book values of those reporting units, resulting in no goodwill impairment. As of October 31, 2003, there have been no events or circumstances that would indicate an impairment of the Company's goodwill and other intangible asset balances. As of October 31, 2003, goodwill was $96.1 million, a $4.0 million increase from the balance of $92.1 million at July 31, 2003. This increase is partially due to the acquisition of LHA (see Note H), which added $0.6 million of goodwill in the quarter. The remaining increase in goodwill is due to foreign currency translation. As of October 31, 2003, other intangible assets were $19.5 million, a $2.3 million increase from the balance of $17.2 million at July 31, 2003. This increase is mainly due to the acquisition of LHA which added $1.9 million of other intangible assets. The remaining increase in other intangible assets is due to foreign currency translation offset by amortization.

Note H – Acquisitions

On October 10, 2003 the Company acquired the assets of the LHA industrial hydraulic business of Berendsen Fluid Power, Inc., located in Marietta, GA, for $4.4 million in cash. The financial results for LHA are included in the Company's consolidated results from the date of acquisition. Pro forma information is not presented due to the immateriality of the operating results of LHA.

Following is a condensed balance sheet disclosing the preliminary purchase price allocation based on estimated fair values of the assets acquired and liabilities assumed.

(Thousands of dollars)
Accounts receivable	$652
Net inventory	1,441
Current assets	9
Property, plant and equipment	298
Goodwill	610
Other intangible assets	1,946

Total assets acquired	4,956

Accounts payable	559

Total liabilities assumed	559

Net assets acquired	4,397

Note I – Plant Restructurings and Closures

Restructuring liabilities recorded in conjunction with the July 2002 Ultrafilter acquisition were approximately $0.1 million as of July 31, 2003 and related primarily to costs associated with the termination and relocation of employees and the cancellation of lease contracts. There were no costs incurred and charged to the restructuring liability for the three months ended October 31, 2003. Remaining costs associated with this restructuring plan are expected to be paid in fiscal 2004.

The Company is in the process of completing plant rationalization plans initiated in fiscal 2003 involving certain of the Company's facilities. As of July 31, 2003, the Company had a restructuring liability of $1.0 million recorded in conjunction with these plans. Additions to this reserve for the three months ended October 31, 2003 were $0.3 million for costs associated with the termination of employees recorded in cost of sales. For the three months ended October 31, 2003, costs incurred and charged to this reserve amounted to $0.7 million. As of October 31, 2003, the balance of this restructuring liability for current plant rationalization plans was $0.6 million which is comprised of a $0.5 million write-down of a building and $0.1 million of costs associated with the termination of employees. Remaining costs associated with the Company's current restructuring plans are expected to be paid in the second quarter of fiscal 2004.

In July 2003, the Company closed on the sale of the land and building in Ome City, Japan. The Company received full payment of the purchase price of $10.8 million in fiscal 2003 and expects to report a gain on the sale estimated between $3.5 million and $4.5 million, net of income taxes in the second quarter of fiscal 2004, upon completion of approvals of environmental remediation of the site, which is a condition of the sale. The environmental remediation was completed by the Company in the first quarter of fiscal 2004. The Company has vacated the property and has removed the property, plant and equipment from its balance sheet. Most of the costs related to the plant closing were recorded as they were incurred in fiscal 2003 and the first quarter of fiscal 2004.

Note J – Guarantees

The Company and its partner of an unconsolidated joint venture, Advanced Filtration Systems Inc., guarantees certain debt of the joint venture. As of October 31, 2003, the outstanding guaranteed debt of the joint venture was $5.8 million.

The Company estimates warranty costs using standard quantitative measures based on historical warranty claim experience and, in some cases, evaluating specific customer warranty issues. Following is a reconciliation of warranty reserves as of October 31, 2003 (in thousands):

Balance at July 31, 2003	$8,080
Accruals related to warranties
(including changes in estimates)	816
Less settlements made during the period	(738)

Balance at October 31, 2003	$8,158

At October 31, 2003, the Company had a contingent liability for standby letters of credit totaling $18.4 million that have been issued and are outstanding. The letters of credit guarantee payment to beneficial third parties in the event the Company is in breach of specified contract terms as detailed in each letter of credit. At October 31, 2003, there are no amounts drawn upon these letters of credit.

Note K – Commitments and Contingencies

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

The Company is currently not otherwise subject to any pending litigation other than routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the business or financial condition of the Company.

Note L – New Accounting Standards

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires that three types of freestanding financial instruments be classified as liabilities: mandatorily redeemable shares; instruments that do or may require the issuer to buy back some of its shares in exchange for cash or assets; and obligations that can be settled with shares, the value of which is fixed, tied to a variable or varies inversely with the share price. The Statement is effective for all financial instruments modified or entered into after May 31, 2003 and otherwise effective for interim periods beginning after December 15, 2003. The Company will adopt the Statement as required during fiscal 2004, with no impact on the consolidated financial statements expected.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Company generated $22.5 million of cash and cash equivalents from operations during the first three months of fiscal 2004. Operating cash flows decreased by $25.7 million from the same period in the prior year, resulting primarily from an increase in working capital, as a result of higher inventory and accounts receivable balances, compared to the prior year, partially offset by an increase in net earnings. These cash flows, plus borrowings from the Company's credit facility, were used during the first three months of fiscal 2004 to support $13.5 million in capital additions, repurchase $5.7 million of treasury stock and for the payment of $4.1 million in dividends. The Company repurchased 103,500 shares of treasury stock at an average price of $55.04 per share during the three months ended October 31, 2003. At the end of the first quarter, the Company had remaining authority to purchase 3.7 million shares of common stock under the share repurchase program authorized by the Board of Directors in January 2003.

At the end of the first quarter, the Company held $79.0 million in cash and cash equivalents, up from $58.1 million at July 31, 2003. Short-term debt totaled $26.8 million, up from $14.2 million at July 31, 2003. The amount of unused lines of credit as of October 31, 2003 was approximately $158.3 million. Long-term debt of $108.4 million at October 31, 2003 was up from $105.8 million at July 31, 2003 and represented 18.5 percent of total long-term capital, compared to 19.0 percent at July 31, 2003. The increase in long-term debt is primarily due to an adjustment of $0.8 million for the fair market value of the interest rate swaps (discussed in Note F in the Company's Notes to Condensed Consolidated Financial Statements) and foreign exchange translation of $1.9 million.

The following table summarizes the Company's fixed cash obligations as of October 31, 2003 (in thousands):

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1-3 year	4-5 years	After 5 years

Long term debt	$108,438	$627	$42,865	$40,892	$24,054
Short term debt	26,779	26,779	—	—	—

Total contractual
cash obligations	$135,217	$27,406	$42,865	$40,892	$24,054

The Company and its partner of an unconsolidated joint venture, Advanced Filtration Systems Inc., guarantees certain debt of the joint venture. As of October 31, 2003, the outstanding guaranteed debt of the joint venture was $5.8 million.

At October 31, 2003, the Company had a contingent liability for standby letters of credit totaling $18.4 million that have been issued and are outstanding. The letters of credit guarantee payment to beneficial third parties in the event the Company is in breach of specified contract terms as detailed in each letter of credit. At October 31, 2003, there are no amounts drawn upon these letters of credit.

The Company has a three-year multi-currency revolving facility with a group of banks under which the Company may borrow up to $150.0 million. As of October 31, 2003, borrowings under these facilities were $20.0 million.

The Company is required to meet various debt covenant tests for its debt agreements. As of October 31, 2003, the Company is in compliance with these debt covenants.

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

The Company reported record net earnings for the first quarter ended October 31, 2003 of $25.6 million, up 11.9 percent from $22.8 million recorded in the prior year. Total net sales for the three months ended October 31, 2003 were a record $328.2 million up 9.0 percent from prior year net sales of $301.1 million. Diluted net earnings per share for the first quarter were 56 cents, up 12.0 percent from 50 cents in the first quarter of the prior year. Although the gas turbine business has continued to drop as expected, the Company has seen conditions improve in many of its other businesses. The Company's Engine Products segment showed strong worldwide results as its PowerCoreTM filtration technology continues to drive sales increases in the Company's new diesel pickup truck business in North America. In North America and Japan, a combination of diesel emission regulations at both the federal and local levels continue to create strong demand for the Company's diesel emission control products for trucks. Within its Industrial Products segment, the Company's disk drive filter business delivered record sales, orders and backlogs in the first quarter as demand for computer hard drives improved with the recovery of the computer market. The Company's international sales also contributed to the first quarter growth as increased sales and operating profits were reported.

For the first quarter of fiscal 2004, total international sales in U.S. dollars increased 22.4 percent from the prior year. South Africa showed an increase in sales of 50.0 percent and had increased operating profits from higher production volumes. The Asia-Pacific region showed increased sales of 31.0 percent. Japan and Australia achieved revenue growth of 27.0 percent and 43.0 percent, respectively. These countries also had increased operating profits from higher production volumes. Europe and Mexico also posted increases from the prior year with increased sales of 15.8 and 19.6 percent, respectively.

The impact of foreign currency translation during the first quarter, led by the Euro, Yen and Rand, increased sales by $18.6 million and net earnings by $1.6 million. Worldwide sales, excluding the impact of foreign currency translation, increased 2.8 percent during the first quarter. Excluding the impact of foreign currency translation, first quarter sales outside the U.S. increased 9.0 percent, primarily reflecting strong sales growth in Asia.

Although net sales excluding foreign currency translation and net earnings excluding foreign currency translation are not measures of financial performance under GAAP, the Company believes they are useful in understanding its financial results. Both net sales and net earnings excluding foreign currency translation provide a comparable measure for understanding the operating results of the Company's foreign entities excluding the impact of foreign currency translation. A shortcoming of these financial measures is that they do not reflect the Company's actual results under GAAP. Management does not intend these items to be considered in isolation or as a substitute for the related GAAP measures.

Following is a reconciliation to the most comparable GAAP financial measure of this non-GAAP financial measure:

	Three Months Ended October 31
	2003	2002

Net sales, excluding foreign currency translation	$309,605	$295,467
Foreign currency translation	18,615	5,587

Net sales	$328,220	$301,054

Net earnings, excluding foreign currency translation	$23,931	$22,407
Foreign currency translation	1,625	430

Net earnings	$25,556	$22,837

Gross margin for the first quarter of fiscal 2004 was 32.5 percent, up from 31.5 percent in the prior year, driven by ongoing efforts to reduce product costs and improve the manufacturing infrastructure, as well as higher production and sales volume. Current plant rationalization activities cost $.03 per share in the quarter and relate to ongoing work in Japan and Mexico. In the prior year, plant rationalization had no impact on first quarter earnings.

Operating expenses during the first quarter of fiscal 2004 were $70.9 million, or 21.6 percent of sales, up from $63.2 million, or 21.0 percent of sales in the prior year. The majority of the increase over the prior year is attributable to the effect of foreign currency translation.

Other income for the first quarter of fiscal 2004 totaled $0.4 million, down from $1.6 million in the prior year, reflecting lower joint venture and interest income from the prior year. Other income for the first quarter of fiscal 2004 consisted primarily of income from unconsolidated affiliates of $1.1 million and interest income of $0.2 million, partially offset by foreign exchange loss of $0.2 million and net other expense of $0.7 million. For the first quarter, interest expense was $1.1 million, down 46.3 percent from $2.0 million in the prior year, reflecting lower average short-term debt levels and lower short-term interest rates from the prior year.

The income tax rate as of October 31, 2003 remained at 27.0 percent, the same as the prior year and consistent with the income tax rate as of July 31, 2003.

Total backlog of $351 million at October 31, 2003, up 10 percent, or $33 million, compared to the prior year. Excluding North America gas turbine volume, total backlog was up 26 percent. In the

Engine Products segment, total backlog increased 18 percent from the prior year. In the Industrial Products segment, total backlog was flat with the prior year despite a $36 million decrease in North American gas turbine.

Hard order backlog – goods scheduled for delivery in 90 days – of $189 million at October 31, 2003 was up 15 percent or $24 million from the prior year. In the Engine Products segment, hard order backlog increased 24 percent from the prior year. In the Industrial Products segment, hard order backlog increased 3 percent from the prior year despite a $10 million decrease in North American gas turbine.

Engine Products Segment For the first quarter of fiscal 2004, worldwide net sales in the Engine Products segment of $191.3 million increased 14.6 percent from $167.0 million in the prior year. The Engine Product segment remains very strong and has reported year-over-year sales increases for six consecutive quarters. Total first quarter international Engine Product sales were up 31.1 percent compared to the same period of the prior year.

Worldwide sales in truck products in the first quarter of fiscal 2004 were $37.3 million, an increase of 39.4 percent from $26.7 million in the prior year. North American truck sales increased 26.1 percent from the prior year, reflecting the continued growth of the Company's diesel emission business and the ramp-up for new PowerCoreTM programs. International truck sales increased 77.8 percent, as demand for emissions control products remained strong in Japan.

Worldwide sales of off-road products in the first quarter of fiscal 2004 were $51.0 million, an increase of 5.6 percent from $48.3 million in the prior year. North American market conditions for construction equipment improved slightly during the quarter, with sales increasing 2.3 percent. International sales were up 10.4 percent.

Worldwide sales of aftermarket products in the first quarter of fiscal 2004 were $103.0 million, an increase of 12.2 percent from $91.9 million in the prior year. While North American sales were flat, international sales growth was strong in both Europe and Asia-Pacific.

Industrial Products Segment For the first quarter of fiscal 2004, worldwide net sales in the Industrial Products segment of $136.9 million increased 2.1 percent from $134.1 million in the prior year. Total first quarter international Industrial Product sales were up 15.6 percent compared to the same period of the prior year.

Worldwide sales of gas turbine products in the first quarter of fiscal 2004 were $28.2 million, a decrease of 26.8 percent from $38.6 million in the prior year reflecting the continued decline in that market. New equipment sales in North America declined by 49.0 percent. International equipment sales in gas turbine products for the quarter were flat and replacement parts sales increased over 20.0 percent, softening the impact of the North American downturn.

Worldwide sales of industrial air filtration products in the first quarter of fiscal 2004 were $46.6 million, an increase of 8.7 percent from $42.8 million in the prior year. We believe business conditions in North America have stabilized. International sales were up 21.5 percent from the prior year. Sales in Asia-Pacific increased by 47.3 percent from the prior year on strong growth in China, while sales in Europe improved by 7.3 percent.

Worldwide sales of ultrafilter products for the first quarter of fiscal 2004 were $29.5 million, up 13.4 percent from $26.0 million in the prior year. Sales were up in Europe despite the weak industrial economy. Asia-Pacific sales improved during the quarter, while North American conditions remain weak.

Worldwide sales of special application products in the first quarter of fiscal 2004 were $32.6 million, an increase of 22.1 percent from $26.7 million in the prior year. Within special application products, disk drive filter sales and industrial hydraulic sales showed significant growth of 38.4 percent and 54.6 percent, respectively.

Critical Accounting Policies

The Company's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Management bases these estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the recorded values of certain assets and liabilities. The Company believes its use of estimates and underlying accounting assumptions adhere to accounting principles generally accepted in the United States of America and are consistently applied. Valuations based on estimates and underlying accounting assumptions are reviewed for reasonableness on a consistent basis throughout the Company. There have been no changes to the Company's critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended July 31, 2003.

Outlook

Overall, the Company expects low double-digit sales growth for the Engine Products segment in fiscal 2004. The Company expects North American heavy-duty truck build rates to continue improving over the next three quarters. PowerCore systems for light-duty diesel truck programs have ramped up quickly and should continue to lift total results in coming quarters. Order trends and ending backlogs indicate continued international strength. Off-road sales are expected to remain strong in Asia and steady in North America on a slowly improving outlook for new construction and agriculture equipment. North American aftermarket sales are expected to begin growing as improved freight shipments and construction spending increase equipment utilization and spur replacement filter sales. Both North American and international aftermarket order rates have continued to improve. The Company has already received orders or commitments for over half of this year's anticipated $10 million in North American diesel emission retrofit systems and began shipping these in the first quarter.

Excluding gas turbine, the Company expects conditions to continue improving for businesses in its Industrial Products segment which should generate low double-digit sales growth in fiscal 2004. Gas turbine volume will likely continue to decline by an additional 30 to 35 percent from the $130 million achieved in fiscal 2003. The Company expects North American industrial air filtration markets to continue slowly improving near-term as ending backlogs and order trends are slightly stronger than last year's levels. Internationally, the Company anticipates market share gains driving sales growth in Europe; business conditions in Asia are improving, especially in China. Ultrafilter is expecting continued

sales growth, driven by recovering industrial markets and additional market penetration. Special applications products showed continued strength in orders and backlogs for both disk drive filters and membranes with disk drive's backlog remaining at an all-time high.

In July 2003, the Company closed on the sale of its Ome City, Japan facility. The Company has received full payment of the purchase price and expects to report a gain on the sale of $3.5 million to $4.5 million in the second quarter, upon completing all conditions of the sale. Most of the costs related to the plant closing were recorded as they were incurred in fiscal 2003 and the first quarter of fiscal 2004.

The Company's business model – a diversified portfolio of filtration businesses - continues to perform, delivering consistent earnings growth. The Company's Engine Products segment sees significant strength going forward. While within the Company's Industrial Products segment gas turbine faces another difficult year, disk drive products see significant growth and the Company's other industrial businesses are beginning to recover. The Company remains committed to sustaining much of the operating efficiencies gleaned from its businesses during the past several years and remains focused on delivering its 15th consecutive year of double-digit earnings growth in 2004.

Forward-Looking Statements

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") and is making this cautionary statement in connection with such safe harbor legislation. This Form 10-Q, the Company's Annual Report to Shareholders, any Form 10-K, 10-Q or Form 8-K, earnings releases or other press releases, of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "plan," "project," "should" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this Form 10-Q are "forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available to the Company.

The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to: risks associated with currency fluctuations, commodity prices, world economic factors, political factors, the Company's substantial international operations including key disk drive filter production facilities in China, highly competitive markets, changes in product demand and changes in the geographic and product mix of sales, acquisition opportunities and integration of recent acquisitions, including the acquisition of Ultrafilter, facility and product line rationalization, research and development expenditures, including ongoing information technology improvements, and governmental laws and regulations, including diesel emissions controls. For a more detailed explanation of the foregoing and other risks, see Exhibit 99, which is part of the Company's Form 10-K for the year ended July 31, 2003 filed with the Securities and Exchange Commission. The Company wishes to caution investors that other factors may in the future prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

There have been no material changes in the reported market risk of the Company since July 31, 2003. See further discussion of these market risks in the Donaldson Company, Inc. Annual Report on Form 10-K for the year ended July 31, 2003.

Item 4.	Controls and Procedures

(a)	Disclosure Controls and Procedures: As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in

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

(b)	Internal Controls: No change in the Company's internal control over financial reporting identified in connection with such evaluation during the fiscal quarter ended October 31, 2003, has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

The Company is currently not otherwise subject to any pending litigation other than routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the business or financial condition of the Company.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibit Index

31–A Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

31–B Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

(b)	Reports on Form 8-K.

Current Report on Form 8-K containing the Company's earnings release for the year ended July 31, 2003 was furnished on August 27, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DONALDSON COMPANY, INC. (Registrant)
Date: December 8, 2003	By:	/s/ William M. Cook

William M. Cook Senior Vice President, International and Chief Financial Officer
Date: December 8, 2003	By:	/s/ Thomas A. Wirdfeldt

Thomas A. Wirdfeldt Vice President and Controller