Form 10-Q
period 2004-01-31
DONALDSON CO INC
filed 2004-02-27
CIK 29644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING January 31, 2004 OR
                                                ----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _____________.

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

Common Stock, $5 Par Value - 43,295,740 shares as of  January 31, 2004
----------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (Thousands of dollars, except share amounts)
                                   (Unaudited)

                                                  Three Months Ended                     Six Months Ended
                                           -------------------------------       -------------------------------
                                                     January 31                             January 31
                                           -------------------------------       -------------------------------
                                               2004               2003               2004               2003
                                           ------------       ------------       ------------       ------------
Net sales                                  $    332,210       $    284,447       $    660,430       $    585,501

Cost of sales                                   228,774            193,682            450,417            399,855
                                           ------------       ------------       ------------       ------------

Gross margin                                    103,436             90,765            210,013            185,646

Operating expenses                               74,509             62,578            145,393            125,758

Gain on sale of Ome land and building            (5,616)                --             (5,616)                --
                                           ------------       ------------       ------------       ------------

Operating income                                 34,543             28,187             70,236             59,888

Other income, net                                (1,025)              (734)            (1,412)            (2,315)

Interest expense                                  1,322              1,521              2,394              3,519
                                           ------------       ------------       ------------       ------------

Earnings before income taxes                     34,246             27,400             69,254             58,684

Income taxes                                      9,247              7,398             18,699             15,845
                                           ------------       ------------       ------------       ------------

Net earnings                               $     24,999       $     20,002       $     50,555       $     42,839
                                           ============       ============       ------------       ============

Weighted average shares
 outstanding                                 44,068,458         43,514,276         44,061,113         43,669,051

Diluted shares outstanding                   45,336,445         44,958,666         45,275,414         45,070,412

Basic earnings per share                   $        .56       $        .46       $       1.15       $        .98

Diluted earnings per share                 $        .56       $        .45       $       1.12       $        .95

Dividends paid per share                   $       .095       $       .085       $       .190       $       .170


See Notes to Condensed Consolidated Financial Statements.

                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Thousands of dollars, except per share amounts)
                                   (Unaudited)

                                                                 January 31,      July 31,
                                                                    2004            2003
                                                                 ---------       ---------
ASSETS
------
CURRENT ASSETS
     Cash and cash equivalents                                   $  83,195       $  67,070
     Accounts receivable                                           246,435         226,815
     Inventories
          Materials                                                 51,648          45,088
          Work in process                                           14,174          12,374
          Finished products                                         65,782          57,428
                                                                 ---------       ---------
               Total inventories                                   131,604         114,890
     Prepaid and other current assets                               37,747          45,930
                                                                 ---------       ---------
               TOTAL CURRENT ASSETS                                498,981         454,705

Property, plant and equipment, at cost                             624,820         580,371
Less accumulated depreciation                                     (355,248)       (324,935)
                                                                 ---------       ---------
     Property, plant and equipment, net                            269,572         255,436
Goodwill                                                            99,065          92,143
Intangible assets                                                   20,272          17,188
Other assets                                                        61,953          62,525
                                                                 ---------       ---------
               TOTAL ASSETS                                      $ 949,843       $ 881,997
                                                                 =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
     Short-term debt                                             $  32,544       $  14,152
     Current maturities of long-term debt                              637             646
     Trade accounts payable                                        107,699         122,759
     Accrued employee compensation and related taxes                30,930          33,013
     Warranty and accrued liabilities                               22,787          23,597
     Other current liabilities                                      22,244          19,909
                                                                 ---------       ---------
               TOTAL CURRENT LIABILITIES                           216,841         214,076

Long-term debt                                                     108,692         105,156
Deferred income taxes                                               21,553          21,316
Other long-term liabilities                                         90,272          94,056
                                                                 ---------       ---------
               TOTAL LIABILITIES                                   437,358         434,604
                                                                 ---------       ---------
SHAREHOLDERS' EQUITY
--------------------
Preferred stock, $1 par value,
  1,000,000 shares authorized, no shares issued                         --              --
Common stock, $5 par value, 120,000,000 shares authorized,
  49,655,954 issued                                                248,280         248,280
Retained earnings                                                  373,846         337,245
Deferred stock compensation                                         21,994          14,524
Accumulated other comprehensive income (loss)                       24,375          (6,888)
Treasury stock, at cost - 6,295,037 and 6,237,469 shares at
  January 31, 2004 and July 31, 2003, respectively                (156,010)       (145,768)
                                                                 ---------       ---------
               TOTAL SHAREHOLDERS' EQUITY                          512,485         447,393
                                                                 ---------       ---------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 949,843       $ 881,997
                                                                 =========       =========

See Notes to Condensed Consolidated Financial Statements.

                    DONALDSON COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)
                                   (Unaudited)

                                                                Six Months Ended
                                                                   January 31
                                                            -----------------------
                                                              2004           2003
                                                            --------       --------
OPERATING ACTIVITIES
     Net earnings                                           $ 50,555       $ 42,839
     Adjustments to reconcile net earnings to
        net cash provided by operating activities:
          Gain on sale of Ome land and building               (5,616)            --
          Depreciation and amortization                       20,889         17,501
          Changes in operating assets and liabilities        (28,143)         6,075
          Other                                                8,333          6,717
                                                            --------       --------
             Net cash provided by operating activities        46,018         73,132
                                                            --------       --------

INVESTING ACTIVITIES
     Net expenditures on property and equipment              (27,301)       (23,382)
     Acquisitions and investments in unconsolidated
        affiliates, net of cash acquired                      (4,397)        (1,259)
                                                            --------       --------
             Net cash used in investing activities           (31,698)       (24,641)
                                                            --------       --------

FINANCING ACTIVITIES
     Purchase of treasury stock                              (15,270)       (17,432)
     Proceeds from long-term debt                                 --            688
     Repayments of long-term debt                               (219)           (80)
     Change in short-term borrowings                          17,899        (22,925)
     Dividends paid                                           (8,257)        (7,435)
     Exercise of stock options                                 2,747            409
                                                            --------       --------
           Net cash used in financing activities              (3,100)       (46,775)
                                                            --------       --------

Effect of exchange rate changes on cash                        4,905         11,799
                                                            --------       --------

Increase in cash and cash equivalents                         16,125         13,515

Cash and cash equivalents-beginning of year                   67,070         45,586
                                                            --------       --------

Cash and cash equivalents-end of period                     $ 83,195       $ 59,101
                                                            ========       ========

See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the six-month period ended January 31, 2004 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the consolidated financial statements and notes thereto included in Donaldson Company, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended July 31, 2003. Certain amounts in prior periods have been reclassified to conform to the current presentation. The reclassifications had no impact on the net earnings as previously reported.


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

                                               Three Months Ended            Six Months Ended
                                                   January 31                   January 31
                                             ----------------------       ----------------------
                                               2004          2003           2004          2003
                                             ---------------------------------------------------
Net earnings, as reported                    $ 24,999      $ 20,002       $ 50,555      $ 42,839
Less total stock-based employee
    compensation expense under the fair
    value-based method, net of tax             (3,755)       (1,969)        (4,991)       (2,457)
                                             ----------------------       ----------------------
Pro forma net earnings                       $ 21,244      $ 18,033       $ 45,564      $ 40,382
                                             ======================       ======================
Basic net earnings per share
    As reported                              $   0.56      $   0.46       $ 1.15        $   0.98
    Pro forma                                $   0.47      $   0.41       $ 1.03        $   0.92
Diluted net earnings per share
     As reported                             $   0.56      $   0.45       $ 1.12        $   0.95
     Pro forma                               $   0.47      $   0.40       $ 1.01        $   0.90


Note C - Net Earnings Per Share

The Company's basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and dilutive shares relating to stock options and unvested restricted stock. Certain outstanding options were excluded from the diluted net income per share calculations because their exercise prices were greater than the average market price of the Company's common stock during those periods. For 2004 and 2003, 439,600 and 1,120,700 options, respectively, were excluded from the diluted net income per share calculation.

The following table presents information necessary to calculate basic and diluted net earnings per common share (in thousands, except per share amounts):

                                                    Three Months Ended         Six Months Ended
                                                         January 31                January 31
                                                   ----------------------------------------------
                                                     2004         2003         2004         2003
                                                   ----------------------------------------------
Weighted average shares outstanding - basic         44,068       43,514       44,061       43,669

   Diluted share equivalents                         1,268        1,445        1,214        1,401
                                                   ----------------------------------------------

Weighted average shares outstanding - diluted       45,336       44,959       45,275       45,070
                                                   ==============================================

Net earnings for basic and diluted
  earnings per share computation                   $24,999      $20,002      $50,555      $42,839

Net earnings per share - basic                     $   .56      $   .46      $  1.15      $   .98

Net earnings per share - diluted                   $   .56      $   .45      $  1.12      $   .95


Note D - Changes in Shareholders' Equity

In December 2003, the Company established a rabbi trust for its obligations under its deferred compensation plans and contributed 704,865 shares of treasury stock to the rabbi trust. As a result, obligations totaling $5.5 million were reclassified from other long-term liabilities to retained earnings.

The Company reports accumulated other comprehensive income as a separate item in the shareholders' equity section of the balance sheet. Other comprehensive income consists of foreign currency translation adjustments and net gains or losses on cash flow hedging derivatives.

Total comprehensive income and its components are as follows (in thousands):

                                                           Three Months Ended            Six Months Ended
                                                              January 31                    January 31
                                                      -----------------------------------------------------
                                                         2004           2003           2004           2003
                                                      -----------------------------------------------------
Net earnings                                          $ 24,999       $ 20,002       $ 50,555       $ 42,839
Foreign currency translation adjustment                 19,925         17,324         30,745         17,791
Net gain (loss) on cash flow hedging derivatives           359           (643)           518           (725)
                                                      -----------------------------------------------------
Total comprehensive income                            $ 45,283       $ 36,683       $ 81,818       $ 59,905
                                                      =====================================================


Total accumulated other comprehensive gain (loss) and its components at January 31, 2004 and July 31, 2003 are as follows (in thousands):

                                                      January 31,     July 31,
                                                         2004           2003
                                                       -----------------------
Foreign currency translation adjustment                $ 42,680       $ 11,935
Net loss on cash flow hedging derivatives                   245           (273)
Additional minimum pension liability                    (18,550)       (18,550)
                                                       -----------------------
Total accumulated other comprehensive gain (loss)      $ 24,375       $ (6,888)
                                                       =======================

Note E - Segment Reporting

The Company has two reportable segments, Engine Products and Industrial Products, that have been identified based on the internal organization structure, management of operations and performance evaluation. Segment detail is summarized as follows (in thousands):

                                      Engine      Industrial    Corporate &       Total
                                     Products      Products     Unallocated      Company
                                     --------      --------     -----------      -------
Three Months Ended
January 31, 2004:
   Net sales                         $189,133      $143,077            --       $332,210
   Earnings before income taxes        20,073         9,853      $  4,320         34,246

Three Months Ended
January 31, 2003:
   Net sales                         $153,148      $131,299            --       $284,447
   Earnings before income taxes        17,229        11,880      $ (1,709)        27,400

Six Months Ended
January 31, 2004:
   Net sales                         $380,488      $279,942            --       $660,430
   Earnings before income taxes        48,366        19,852      $  1,036         69,254

Six Months Ended
January 31, 2003:
   Net sales                         $320,106      $265,395            --       $585,501
   Earnings before income taxes        41,349        22,161      $ (4,826)        58,684


Note F - Interest Rate Swaps

The Company is exposed to changes in the fair value of its fixed-rate debt resulting from interest rate fluctuations. To hedge this exposure, the Company entered into two fixed to variable interest rate swaps on June 6, 2001 and March 18, 2003. These interest rate swaps are accounted for as fair value hedges and are recorded net of the underlying outstanding debt. Changes in the payment of interest resulting from the interest rate swaps are recorded as an offset to interest expense. As of January 31, 2004, the interest rate swaps had a fair value of $2.3 million, which is recorded net of underlying debt in the liabilities section of the balance sheet.


Note G - Goodwill and Other Intangible Assets

The Company's most recent annual impairment test for goodwill and other intangible assets was completed during the third quarter of fiscal 2003. The results of this test showed that the fair value of the reporting units to which the goodwill is assigned was higher than the book values of those reporting units, resulting in no goodwill impairment. As of January 31, 2004, there have been no events or circumstances that would indicate an impairment of the Company's goodwill and other intangible asset balances. As of January 31, 2004, goodwill was $99.1 million, a $7.0 million increase from the balance of $92.1 million at July 31, 2003. This increase is partially due to the acquisition of LHA (see Note H), which added $0.6 million of goodwill in the first quarter of fiscal 2004. The remaining increase in goodwill is due to foreign currency translation. As of January 31, 2004, other intangible assets were $20.3 million, a $3.1 million increase from the balance of $17.2 million at July 31, 2003. This increase is mainly due to the acquisition of LHA which added $1.9 million of other intangible assets. The remaining increase in other intangible assets is due to foreign currency translation, partially offset by amortization.


Note H - Acquisitions

On October 10, 2003, the Company acquired the assets of the LHA industrial hydraulic business of Berendsen Fluid Power, Inc., located in Marietta, GA, for $4.4 million in cash. The financial results for LHA are included in the Company's consolidated results from the date of acquisition. Pro forma information is not presented due to the immateriality of the operating results of LHA.

Following is a condensed balance sheet disclosing the preliminary purchase price allocation based on estimated fair values of the assets acquired and liabilities assumed.

                                                       (Thousands of
                                                         dollars)
         Accounts receivable                                     $  652
         Net inventory                                            1,441
         Current assets                                               9
         Property, plant and equipment                              298
         Goodwill                                                   610
         Other intangible assets                                  1,946
                                                    -------------------
         Total assets acquired                                    4,956
                                                    -------------------
         Accounts payable                                           559
                                                    -------------------
         Total liabilities assumed                                  559
                                                    -------------------
         Net assets acquired                                     $4,397
                                                    ===================


Note I - Plant Restructurings and Closures

Restructuring liabilities recorded in conjunction with the July 2002 Ultrafilter acquisition were approximately $0.1 million as of July 31, 2003 and related primarily to costs associated with the termination and relocation of employees and the cancellation of lease contracts. There were no costs incurred and charged to the restructuring liability for the six months ended January 31, 2004.

During the second quarter of fiscal 2004, the Company completed plant rationalization plans initiated in fiscal 2003 involving certain of the Company's facilities. As of July 31, 2003, the Company had a restructuring liability of $1.0 million recorded in conjunction with these plans. Additions to this reserve for the three and six months ended January 31, 2004 were $0.1 million and $0.4 million, respectively, for costs associated with the termination of employees recorded in cost of sales. For the three and six months ended January 31, 2004, costs incurred and charged to this reserve amounted to $0.2 million and $1.4 million, respectively. As of January 31, 2004, there was no restructuring liability balance.

In July 2003, the Company closed on the sale of the land and building in Ome City, Japan. The Company received full payment of the purchase price of $10.8 million in fiscal 2003. The Company recorded a gain on the sale of $5.6 million in the second quarter of fiscal 2004, after completion of approvals of environmental remediation of the site, which was a condition of the sale. The environmental remediation was completed by the Company in the first quarter of fiscal 2004 and approvals were received in the second quarter of fiscal 2004. During the first quarter of fiscal 2004, the Company vacated and disposed of the property, plant and equipment. Most of the costs related to the plant closing were recorded as they were incurred in fiscal 2003 and the first half of fiscal 2004.


Note J  - Guarantees

The Company and its partner of an unconsolidated joint venture, Advanced Filtration Systems Inc., guarantee certain debt of the joint venture. As of January 31, 2004, the outstanding guaranteed debt of the joint venture was $3.6 million. The joint venture is in compliance with all of its debt covenants and the debt has not been called.

The Company estimates warranty costs using standard quantitative measures based on historical warranty claim experience and, in some cases, evaluating specific customer warranty issues. Following is a reconciliation of warranty reserves as of January 31, 2004 (in thousands):

        Balance at July 31, 2003                                 $ 8,080
        Accruals related to warranties (including changes in
        estimates)                                                   666
        Less settlements made during the period                   (1,150)
                                                                 -------
        Balance at January 31, 2004                              $ 7,596
                                                                 =======

At January 31, 2004, the Company had a contingent liability for standby letters of credit totaling $18.4 million that have been issued and are outstanding. The letters of credit guarantee payment to beneficial third parties in the event the Company is in breach of specified contract terms as detailed in each letter of credit. At January 31, 2004, there are no amounts drawn upon these letters of credit.


Note K - Commitments and Contingencies

The Company is a defendant in a lawsuit filed in November 1998 in the United States District Court for the Northern District of Iowa (Eastern Division) by Engineered Products Company ("EPC"). EPC claims patent infringement by Donaldson arising out of its sales of graduated air restriction indicators in the period from 1996 through the expiration of the EPC patent in May 2001 and seeks monetary damages. EPC is also seeking damages for some period of time beyond the expiration of the patent. A trial date has been rescheduled for April 2004. The Company denies any liability and believes the patent is unenforceable and invalid. The Company is vigorously defending the suit. The amount of loss, if any, to the Company currently cannot be estimated.

The Company is currently not otherwise subject to any pending litigation other than routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the business or financial condition of the Company.


Note L - New Accounting Standards

Effective January 12, 2004, the FASB issued FASB Staff Position No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," (the Act). This statement permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. The Act introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans. The Company has a postretirement plan for hourly employees at one plant which provides prescription drug coverage to participants eligible for Medicare. In accordance with this Statement, any measures of the benefit obligation or net periodic postretirement benefit cost in the financial statements do not reflect the effects of the Act on the one plan. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could impact the amount of obligation recorded for the plan. The Company does not anticipate that the plan will need to be amended in order to benefit from new legislation, nor does it anticipate that the Act will have a material effect on the one plan.

On December 23, 2003, the FASB issued SFAS No. 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement requires additional disclosures to be made by employers regarding pensions and other postretirement benefit plans, but does not change the measurement or recognition of those plans. Under this Statement, the disclosure provisions regarding foreign plans and estimated future benefit payments are effective for fiscal years ending after June 15, 2004. All other provisions under this Statement are effective for fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003. The Company will adopt the interim provisions of this Statement beginning in the third quarter of 2004. All other provisions of this Statement will be adopted in the fourth quarter of 2004.

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


Note M - Stock Split

On January 16, 2004, the Company announced that its Board of Directors declared a two-for-one stock split effected in the form of a 100 percent dividend. The stock split will be distributed March 19, 2004, to shareholders of record as of March 5, 2004. The financial statements and related notes including share and per share information are presented before the effect of this stock dividend. Following is a table that presents proforma earnings per share and weighted average shares outstanding as if the stock split had occurred as of January 31, 2004.

                                                     Three Months Ended         Six Months Ended
                                                         January 31                January 31
                                                   ----------------------------------------------
                                                     2004         2003         2004         2003
                                                   ----------------------------------------------
Proforma weighted average shares
  outstanding - basic                               88,137       87,029       88,122       87,338

Proforma weighted average shares
  outstanding - diluted                             90,673       89,917       90,551       90,141

Net earnings as reported                           $24,999      $20,002      $50,555      $42,839

Proforma net earnings per share - basic            $   .28      $   .23      $   .57      $   .49

Proforma net earnings per share - diluted          $   .28      $   .22      $   .56      $   .47

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Factors contributing to the results of operations for the second quarter ended January 31, 2004 include:

     o In the Company's Engine Products segment, North American truck build rates increased significantly during the quarter and off-road equipment markets strengthened. In North America and Japan, regulations at both federal and state levels continue to create strong demand for the Company's diesel truck emission control products. The Company's PowerCore(TM) filtration technology continued to drive sales in its new North American diesel pickup truck business.

     o Within the Company's Industrial Products segment, the Company's disk drive filter business delivered record sales, orders and backlogs in the second quarter as demand for computer hard drives remained at high levels.

     o Also within the Company's Industrial Products segment, gas turbine orders in Asia grew during the quarter, and sales of small mobile units for Iraq increased. These new sales and orders have improved the global outlook for the Company's gas turbine sales this year.

     o The Company completed the sale of its Ome, Japan facility. A pre-tax gain of $5.6 million was recognized but was partially offset by higher one-time costs related to the sale and the associated consolidation of production in the Company's Gunma, Japan facility. A spike in demand for diesel emission products during the consolidation caused an unexpected increase in outsourced manufacturing costs and higher logistics costs.

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

The Company reported record net earnings for the second quarter ended January 31, 2004 of $25.0 million, up 25.0 percent from $20.0 million recorded in the prior year. Total net sales for the three months ended January 31, 2003 were a record $332.2, million up 16.8 percent from prior year net sales of $284.4 million. Diluted net earnings per share for the second quarter were 56 cents, up
24.4 percent from 45 cents in the second quarter of the prior year.

For the six month period ended January 31, 2004, net earnings were $50.6 million, up 18.0 percent from $42.8 million in the prior year. Total net sales for the six months ended January 31, 2004 were $660.4 million, up 12.8 percent from $585.5 million in the prior year.

Total international sales in U.S. dollars increased 29.7 percent and 26.1 percent from the prior year for the quarter and year-to-date, respectively. Year-to-date, in international sales, South Africa led the sales growth with an increase in sales of 42.0 percent while the Asia-Pacific region showed increased sales of 40.7 percent. Mexico and Europe also posted year-to-date sales increases of 24.5 and 16.7 percent, respectively.

The impact of foreign currency translation during the second quarter, led by the Euro, increased sales by $22.5 million and net earnings by $1.5 million. Year-to-date, foreign currency translation increased sales by $41.1 million and net earnings by $3.1 million. Worldwide sales, excluding the impact of foreign currency translation, increased 8.9 percent during the quarter and 5.8 percent for the year. Excluding the impact of foreign currency translation, second quarter sales outside the U.S. increased 13.7 percent, primarily reflecting strong sales growth in Asia. Year-to-date, sales outside the U.S. increased 11.3 percent.

Although net sales excluding foreign currency translation and net earnings excluding foreign currency translation are not measures of financial performance under GAAP, the Company believes they are useful in understanding its financial results. Both net sales excluding foreign currency translation and net earnings excluding foreign currency translation provide a comparable measure for understanding the operating results of the Company's foreign entities excluding the impact of foreign currency translation. A shortcoming of these financial measures is that they do not reflect the Company's actual results under GAAP. Management does not intend these items to be considered in isolation or as a substitute for the related GAAP measures.

Following is a reconciliation to the most comparable GAAP financial measure of this non-GAAP financial measure:

                                                            Three Months Ended            Six Months Ended
                                                                 January 31                  January 31
                                                             2004          2003          2004          2003
                                                          --------      --------      --------      --------
Net sales, excluding foreign currency translation         $309,725      $271,707      $619,330      $567,174
Foreign currency translation                                22,485        12,740        41,100        18,327
                                                          --------      --------      --------      --------
            Net sales                                     $332,210      $284,447      $660,430      $585,501
                                                          ========      ========      ========      ========

Net earnings, excluding foreign currency translation      $ 23,502      $ 18,952      $ 47,433      $ 41,359
Foreign currency translation                                 1,497         1,050         3,122         1,480
                                                          --------      --------      --------      --------
            Net earnings                                  $ 24,999      $ 20,002      $ 50,555      $ 42,839
                                                          ========      ========      ========      ========

Gross margin for the second quarter of fiscal 2004 was 31.1 percent, down from
31.9 percent in the prior year. Gross margin was impacted by higher manufacturing costs in Japan as the Company managed through a volume spike for emission products while completing the plant consolidation and by an increase in lower margin exhaust and emission sales in the overall mix of business. Year-to-date, gross margin improved slightly to 31.8 percent versus 31.7 percent last year. Current plant rationalization activities were $.06 per share in the quarter and related to the completion of the plans in Japan and Mexico. In the prior year, plant rationalization activities cost $.02 per share on second quarter earnings. Year-to-date, plant rationalization costs were $.09 per share versus $.03 per share in the prior year.

Operating expenses during the second quarter of fiscal 2004 were $74.5 million, or 22.4 percent of sales, up from $62.6 million, or 22.0 percent of sales in the prior year. Year-to-date, operating expenses were $145.4 million, or 22.0 percent of sales, up from $125.8 million, or 21.5 percent of sales last year. Operating expenses were impacted by higher costs in Japan while managing through the plant consolidation, which negatively impacted operating expenses by 0.2 percent. A one-time increase in worker's compensation expense impacted operating expenses by 0.2 percent. Costs associated with Sarbanes-Oxley Section 404 compliance impacted operating expenses by 0.1 percent. The gain on sale of the Ome, Japan land and building of $5.6 million was included in operating income during the quarter.

Other income for the second quarter of fiscal 2004 totaled $1.0 million, up from $0.7 million in the prior year. Other income for the second quarter of fiscal 2004 consisted primarily of income from unconsolidated affiliates of $0.8 million and interest income of $0.3 million, partially offset by net other expense of $0.1 million. For the second quarter, interest expense was $1.3 million, down 13.1 percent from $1.5 million in the prior year, reflecting lower interest rates and debt levels from the prior year. Year-to-date other income totaled $1.4 million, a decrease from the $2.3 million reported in the prior year, primarily relating to the change in foreign currency. Interest expense was $2.4 million compared to the $3.5 million reported in the prior year.

The income tax rate as of January 31, 2004 remained at 27.0 percent, the same as the prior year and consistent with the income tax rate as of July 31, 2003.

Total backlog at January 31, 2004 was a record $380 million, up 21 percent, or $67 million, compared to the prior year. In the Engine Products segment, total backlog increased 33 percent from the prior year. In the Industrial Products segment, total backlog increased 5 percent from the prior year despite a $28 million decrease in North American gas turbine.

Hard order backlog - goods scheduled for delivery in 90 days - was a record $234 million at January 31, 2004, up 39 percent or $66 million from the prior year. In the Engine Products segment, hard order backlog increased 44 percent from the prior year. In the Industrial Products segment, hard order backlog increased 32 percent from the prior year, on broad strength, most particularly, a sharply improved near-turn outlook for gas turbine.

ENGINE PRODUCTS SEGMENT For the second quarter of fiscal 2004, worldwide net sales in the Engine Products segment of $189.1 million increased 23.5 percent from $153.1 million in the prior year. Sales in the Engine Product segment have reported year-over-year growth for seven consecutive quarters and remain very strong. Total second quarter international Engine Product sales were up 43.0 percent compared to the same period in the prior year. Year-to-date, worldwide net sales were $380.5 million, an increase of 18.9 percent from $320.1 million in the prior year. International Engine Product sales increased 37.0 percent from the prior year on a year-to-date basis.

Worldwide sales in truck products in the second quarter of fiscal 2004 were $38.1 million, an increase of 62.4 percent from $23.5 million in the prior year. North American truck sales increased 26.0 percent from the prior year from growing truck build rates, strong diesel emission sales and new PowerCoreTM programs. International truck sales increased 160.0 percent on the continued high demand for emissions control products in Japan. Year-to-date, worldwide truck sales totaled $75.4 million, an increase of 50.2 percent from $50.2 million in the prior year. International truck sales increased 117.3 percent from the prior year on a year-to-date basis.

Worldwide sales of off-road products in the second quarter of fiscal 2004 were $54.8 million, an increase of 28.6 percent from $42.6 million in the prior year. North American sales in off-road products increased 7.6 percent on improving construction and agriculture equipment demand. International sales were up 70.1 percent from the prior year with increases in both Asia and Europe posting increases of over 70 percent. Year-to-date, worldwide off-road sales totaled $105.8 million, an increase of 16.4 percent from $90.9 million in the prior year. International off-road sales increased 35.7 percent from the prior year on a year-to-date basis.

Worldwide sales of aftermarket products in the second quarter of fiscal 2004 were $96.3 million, an increase of 10.5 percent from $87.1 million in the prior year. North American sales grew 8.1 percent as equipment utilization rates improved. International sales were strong, showing growth of 13.6 percent from the prior year with Europe and Asia-Pacific sales up 9.9 percent and 11.5 percent, respectively. For the quarter, aftermarket sales comprised 50.9 percent of total Engine Products sales. Year-to-date, worldwide aftermarket sales totaled $199.3 million, an increase of 11.4 percent from $179.0 million in the prior year. International aftermarket sales increased 23.0 percent from the prior year on a year-to-date basis.

INDUSTRIAL PRODUCTS SEGMENT For the second quarter of fiscal 2004, worldwide net sales in the Industrial Products segment of $143.1 million increased 9.0 percent from $131.3 million in the prior year. Total second quarter international Industrial Product sales were up 20.0 percent compared to the same period of the prior year. Year-to-date, worldwide net sales were $279.9 million, an increase of 5.5 percent from $265.4 million in the prior year. International Industrial Product sales increased 17.8 percent from the prior year on a year-to-date basis.

Worldwide sales of gas turbine products in the second quarter of fiscal 2004 were $29.0 million, a decrease of 15.2 percent from $34.2 million in the prior year reflecting the continued decline in that market. Sales in North America declined by 44.9 percent while international equipment sales in gas turbine products grew 25.4 percent in the quarter on improving Asia-Pacific sales and additional mobile units for Iraq. Year-to-date, worldwide gas turbine sales were $57.2 million, down 21.4 percent from $72.8 million in the prior year. International gas turbine sales increased 14.0 percent from the prior year on a year-to-date basis.

Worldwide sales of industrial air filtration products in the second quarter of fiscal 2004 were $48.3 million, an increase of 11.6 percent from $43.3 million in the prior year. North American sales increased 4.0 percent. International sales increased 19.9 percent in the quarter over the prior year. Sales in Europe showed an increase of 11.2 percent, primarily due to currency translation. Asia-Pacific sales were up 36.8 percent on continued growth in China. Year-to-date, worldwide industrial air filtration sales were $94.9 million, up
10.1 percent from $86.2 million in the prior year. International industrial air filtration sales increased 20.7 percent from the prior year on a year-to-date basis.

Worldwide sales of Ultrafilter products for the second quarter of fiscal 2004 were $30.1 million, up 9.9 percent from $27.4 million in the prior year. North American sales were up 4.3 percent resulting from new market penetration. International sales increased 10.4 percent in the quarter over the prior year with an increase in Europe of 8.9 percent, primarily from currency translation. Asia-Pacific sales were up by 31.6 percent also by new market penetration. Year-to-date, worldwide ultrafilter sales were $59.6 million, up 11.6 percent from $53.4 million in the prior year. International ultrafilter sales increased 13.6 percent from the prior year on a year-to-date basis.

Worldwide sales of special application products in the second quarter of fiscal 2004 were $35.6 million, an increase of 35.1 percent from $26.4 million in the prior year. Disk drive sales were up 29.3 percent on strong demand for computer hard drives. Membrane sales increased 71.3 percent on improvement in its core industrial and fabric markets. Industrial hydraulic sales were up 49.4 percent, driven by the LHA acquisition in the first quarter. International sales increased 27.9 percent in the quarter over the prior year with the strongest growth in Asia-Pacific of 39.6 million from the prior year. Year-to-date, worldwide special application sales were $68.2 million, an increase of 28.6 percent from $53.0 million in the prior year. International special application sales increased 22.7 percent from the prior year on a year-to-date basis.

Liquidity and Capital Resources

The Company generated $46.0 million of cash and cash equivalents from operations during the first six months of fiscal 2004. Operating cash flows decreased by $27.1 million from the same period in the prior year, resulting primarily from an increase in working capital as a result of higher inventory and accounts receivable balances compared to the prior year, partially offset by an increase in net earnings. These cash flows, plus borrowings from the Company's credit facility, were used during the six months of fiscal 2004 to support $27.3 million in capital additions, repurchase $15.3 million of treasury stock, for the payment of $8.3 million in dividends and for the purchase of LHA of $4.4 million. The Company repurchased 166,500 shares and 270,000 shares of treasury stock for the three and six months ended January 31, 2004, respectively. For the six months ended January 31, 2004, shares of treasury stock were purchased at an average price of $56.56. At the end of the second quarter, the Company had remaining authority to purchase 3.5 million shares of common stock under the share repurchase program authorized by the Board of Directors in January 2003.

At the end of the second quarter, the Company held $83.2 million in cash and cash equivalents, up from $67.1 million at July 31, 2003. Short-term debt totaled $32.5 million, up from $14.2 million at July 31, 2003. The amount of unused lines of credit as of October 31, 2003 was approximately $153.5 million. Long-term debt of $109.3 million at January 31, 2004 was up from $105.8 million at July 31, 2003 and represented 17.6 percent of total long-term capital, compared to 19.0 percent at July 31, 2003. The increase in long-term debt is primarily due to an increase of $1.0 million in the fair market value of the interest rate swaps (discussed in Note F in the Company's Notes to Condensed Consolidated Financial Statements) and foreign exchange translation of $2.5 million.

The following table summarizes the Company's fixed cash obligations as of January 31, 2004 (in thousands):

                                                   Payments Due by Period
Contractual Cash                           Less than 1     1 - 3         4 - 5        After 5
Obligations                    Total          year          year         years         years
                             ----------------------------------------------------------------
Long term debt               $109,329      $    637      $ 48,483      $ 40,771      $ 19,438
Short term debt                32,544        32,544            --            --
                             ----------------------------------------------------------------
Total contractual  cash
obligations                  $141,873      $ 33,181      $ 48,483      $ 40,771      $ 19,438
                             ================================================================

The Company and its partner of an unconsolidated joint venture, Advanced Filtration Systems Inc., guarantees certain debt of the joint venture. As of January 31, 2004, the outstanding guaranteed debt of the joint venture was $3.6 million.

At January 31, 2004, the Company had a contingent liability for standby letters of credit totaling $18.4 million that have been issued and are outstanding. The letters of credit guarantee payment to beneficial third parties in the event the Company is in breach of specified contract terms as detailed in each letter of credit. At January 31, 2004, there are no amounts drawn upon these letters of credit.

The Company has a three-year multi-currency revolving facility with a group of banks under which the Company may borrow up to $150.0 million. As of January 31, 2004, borrowings under these facilities were $15.0 million.

The Company is required to meet various debt covenant tests for its debt agreements. As of January 31, 2004, the Company is in compliance with these debt covenants.

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


Outlook

Overall, the Company expects high-teens sales growth for the Engine Products segment in fiscal 2004. The Company expects continued growth in North American heavy-duty truck build rates for the balance of fiscal 2004. Order rates and backlogs for diesel emission products continue to ramp up quickly. Business conditions remain strong in Europe and Asia. Off-road sales are expected to remain strong in Asia and improve in North America as conditions in construction and agriculture equipment markets have brightened. North American engine aftermarket sales are expected to continue growing as increasing economic activity improves equipment utilization and spurs replacements filter sales. Both North American and international aftermarket order rates have continued to improve. Diesel emission retrofit sales in North America are anticipated to continue growing as the Company's technology solution gains acceptance.

Excluding gas turbine, the Company expects improving conditions for the businesses in its Industrial Products segment to generate low double-digit sales growth in fiscal 2004. International conditions have improved for gas turbine, but North American volumes are expected to continue declining. Full-year sales for gas turbine are expected to decline by an additional 15 to 20 percent from fiscal 2003's $130 million, an improvement from prior guidance of a 30 to 35 percent decline. The Company expects North American industrial air filtration markets to continue slowly improving near-term as order trends are slightly stronger than last year's levels. Internationally, the Company expects weak conditions in Europe to be offset by market share gains, while business conditions in Asia are improving rapidly. Ultrafilter is expecting recovering industrial markets and additional market penetration to drive sales growth. Special applications products showed continued strength in orders and backlogs for both disk drive filters and membranes. Disk drive's backlog remains at an all-time high.

The Company expects sales to improve in the second half of fiscal 2004, and is committed to managing this growth profitably. The Company remains focused on delivering its 15th consecutive year of double-digit earnings growth in 2004.


Forward-Looking Statements

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") and is making this cautionary statement in connection with such safe harbor legislation. This Form 10-Q, the Company's Annual Report to Shareholders, any Form 10-K, 10-Q or Form 8-K, earnings releases or other press releases of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "plan," "project," "should" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forecasts and projections in this Form 10-Q are "forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available to the Company.

The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to: risks associated with currency fluctuations, commodity prices, world economic factors, political factors, the Company's substantial international operations including key disk drive filter production facilities in China, highly competitive markets, changes in product demand and changes in the geographic and product mix of sales, acquisition opportunities and integration of recent acquisitions, including Ultrafilter, facility and product line rationalization, research and development expenditures, including ongoing information technology improvements, and governmental laws and regulations, including diesel emissions controls. For a more detailed explanation of the foregoing and other risks, see Exhibit 99, which is part of the Company's Form 10-K for the year ended July 31, 2003 filed with the Securities and Exchange Commission. The Company wishes to caution investors that other factors may in the future prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

         (b) Internal Controls: No change in the Company's internal control over financial reporting identified in connection with such evaluation during the fiscal quarter ended January 31, 2004, has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is a defendant in a lawsuit filed in November 1998 in the United States District Court for the Northern District of Iowa (Eastern Division) by Engineered Products Company ("EPC"). EPC claims patent infringement by Donaldson arising out of its sales of graduated air restriction indicators in the period from 1996 through the expiration of the EPC patent in May 2001 and seeks monetary damages. EPC is also seeking damages for some period of time beyond the expiration of the patent. A trial date has been rescheduled for April 2004. The Company denies any liability and believes the patent is unenforceable and invalid. The Company is vigorously defending the suit. The amount of loss, if any, to the Company currently cannot be estimated.

         The Company is currently not otherwise subject to any pending litigation other than routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the business or financial condition of the Company.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit Index

                  31-A - Certification of Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

                  31-B - Certification of Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxely Act of 2002

                  32 - Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K.

                  Current Report on Form 8-K containing the Company's earnings release for quarter ended October 31, 2003 was furnished on December 2, 2003.

                  Current Report on Form 8-K announcing that Tom VerHage will join the Company as Vice President and Chief Financial Officer as of March 1, 2004 was furnished on January 20, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                DONALDSON COMPANY, INC.
                                                -----------------------
                                                     (Registrant)



Date February 27, 2004                          By /s/ William M. Cook
     ---------------------                         -----------------------------
                                                   William M. Cook
                                                   Senior Vice President,
                                                   International and
                                                   Chief Financial Officer



Date February 27, 2004                         By /s/ Thomas A. Windfeldt
     ---------------------                         -----------------------------
                                                   Thomas A. Windfeldt
                                                   Vice President and Controller