Form 10-Q
period 2004-04-30
DONALDSON CO INC
filed 2004-06-04
CIK 29644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q (Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING April 30, 2004 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

Commission File Number 1-7891 DONALDSON COMPANY, INC. (Exact name of registrant as specified in its charter)

Delaware	41-0222640

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

Common Stock, $5 Par Value - 86,363,818 shares as of April 30, 2004

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Thousands of dollars, except share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended

	April 30		April 30

	2004	2003	2004	2003

Net sales	$370,588	$302,457	$1,031,018	$887,958

Cost of sales	250,353	204,226	700,770	604,081

Gross margin	120,235	98,231	330,248	283,877

Operating expenses	82,210	63,454	227,603	189,212

Gain on sale of Ome land and building	—	—	(5,616)	—

Operating income	38,025	34,777	108,261	94,665

Other income, net	(1,285)	(1,033)	(2,697)	(3,348)

Interest expense	1,272	1,109	3,666	4,628

Earnings before income taxes	38,038	34,701	107,292	93,385

Income taxes	8,467	9,369	27,166	25,214

Net earnings	$29,571	$25,332	$80,126	$68,171

Weighted average shares
outstanding	87,975,804	86,771,804	88,073,242	87,080,484

Diluted shares outstanding	90,317,143	89,586,236	90,479,908	90,003,696

Basic earnings per share	$.34	$.29	$.91	$.78

Diluted earnings per share	$.33	$.28	$.89	$.76

Dividends paid per share	$.055	$.045	$.150	$.130

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except per share amounts)
(Unaudited)

	April 30, 2004	July 31, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$94,435	$67,070
Accounts receivable	251,109	226,815
Inventories
Materials	53,201	45,088
Work in process	14,600	12,374
Finished products	67,760	57,428

Total inventories	135,561	114,890
Prepaid and other current assets	39,288	45,930

TOTAL CURRENT ASSETS	520,393	454,705

Property, plant and equipment, at cost	625,294	580,371
Less accumulated depreciation	(359,015)	(324,935)

Property, plant and equipment, net	266,279	255,436
Goodwill	98,119	92,143
Intangible assets	20,059	17,188
Other assets	74,122	62,525

TOTAL ASSETS	$978,972	$881,997

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$41,388	$14,152
Current maturities of long-term debt	11,570	646
Trade accounts payable	107,448	122,759
Accrued employee compensation and related taxes	40,378	33,013
Warranty and accrued liabilities	26,107	23,597
Other current liabilities	17,298	19,909

TOTAL CURRENT LIABILITIES	244,189	214,076

Long-term debt	95,233	105,156
Deferred income taxes	28,548	21,316
Other long-term liabilities	89,324	94,056

TOTAL LIABILITIES	457,294	434,604

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value,
1,000,000 shares authorized, no shares issued	—	—
Common stock, $5 par value, 120,000,000 shares authorized,
88,643,194 issued	443,216	248,280
Retained earnings	93,653	337,245
Deferred stock compensation	22,018	14,524
Accumulated other comprehensive income (loss)	15,333	(6,888)
Treasury stock, at cost - 2,112,022 and 6,237,469 shares at
April 30, 2004 and July 31, 2003, respectively	(52,542)	(145,768)

TOTAL SHAREHOLDERS' EQUITY	521,678	447,393

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$978,972	$881,997

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Nine Months Ended April 30
	2004	2003
OPERATING ACTIVITIES
Net earnings	$80,126	$68,171
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Gain on sale of Ome land and building	(5,616)	—
Depreciation and amortization	30,944	27,584
Changes in operating assets and liabilities	(25,745)	19,150
Other	(7,150)	(11,643)

Net cash provided by operating activities	72,559	103,262

INVESTING ACTIVITIES
Net expenditures on property and equipment	(36,560)	(35,265)
Acquisitions, net of cash acquired and investments
in unconsolidated affiliates	(4,397)	(1,259)

Net cash used in investing activities	(40,957)	(36,524)

FINANCING ACTIVITIES
Purchase of treasury stock	(22,160)	(20,837)
Proceeds from long-term debt	—	702
Repayments of long-term debt	(953)	(39)
Change in short-term borrowings	26,709	(38,091)
Dividends paid	(13,027)	(11,350)
Exercise of stock options	3,078	629

Net cash used in financing activities	(6,353)	(68,986)

Effect of exchange rate changes on cash	2,116	6,422

Increase in cash and cash equivalents	27,365	4,174

Cash and cash equivalents-beginning of year	67,070	45,586

Cash and cash equivalents-end of period	$94,435	$49,760

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the nine-month period ended April 30, 2004 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the consolidated financial statements and notes thereto included in Donaldson Company, Inc. and Subsidiaries’ Annual Report on Form 10-K for the year ended July 31, 2003. Certain amounts in prior periods have been reclassified to conform to the current presentation. The reclassifications had no impact on the net earnings as previously reported.

On January 16, 2004, the Company announced that its Board of Directors declared a two-for-one stock split effected in the form of a 100 percent dividend. The stock split was distributed March 19, 2004, to shareholders of record as of March 5, 2004. All prior period amounts in the financial statements and related notes have been restated and are presented after the effect of this stock dividend.

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

	Three Months Ended April 30		Nine Months Ended April 30
	2004	2003	2004	2003
Net earnings, as reported	$29,571	$25,332	$80,126	$68,171
Less total stock-based employee
compensation expense under the fair
value-based method, net of tax	(771)	(679)	(5,762)	(3,136)

Pro forma net earnings	$28,800	$24,653	$74,364	$65,035

Basic net earnings per share
As reported	$.34	$.29	$.91	$.78
Pro forma	$.33	$.29	$.84	$.75
Diluted net earnings per share
As reported	$.33	$.28	$.89	$.76
Pro forma	$.32	$.27	$.82	$.72

Note C — Net Earnings Per Share

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and dilutive shares relating to stock options and unvested restricted stock. Certain outstanding options were excluded from the diluted net income per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods. For 2004 and 2003, 1,048,726 and 1,281,800 options, respectively, were excluded from the diluted net income per share calculation.

The following table presents information necessary to calculate basic and diluted net earnings per common share (in thousands, except per share amounts):

	Three Months Ended April 30		Nine Months Ended April 30

	2004	2003	2004	2003

Weighted average shares outstanding - basic	87,976	86,772	88,073	87,080
Diluted share equivalents	2,341	2,814	2,407	2,924

Weighted average shares outstanding - diluted	90,317	89,586	90,480	90,004

Net earnings for basic and diluted
earnings per share computation	$29,571	$25,332	$80,126	$68,171
Net earnings per share - basic	$.34	$.29	$.91	$.78
Net earnings per share - diluted	$.33	$.28	$.89	$.76

Note D – Changes in Shareholders’ Equity

In December 2003, the Company established a rabbi trust for its obligations under its deferred compensation plans and contributed 1,409,730 shares of treasury stock to the rabbi trust. As a result, obligations totaling $5.5 million were reclassified from other long-term liabilities to retained earnings.

The Company reports accumulated other comprehensive income as a separate item in the shareholders’ equity section of the balance sheet. Other comprehensive income consists of foreign currency translation adjustments and net gains or losses on cash flow hedging derivatives.

Total comprehensive income and its components are as follows (in thousands):

	Three Months Ended April 30		Nine Months Ended April 30

	2004	2003	2004	2003

Net earnings	$29,571	$25,332	$80,126	$68,171
Foreign currency translation gain (loss)	(8,475)	2,705	22,270	20,496
Net gain (loss) on cash flow hedging derivatives	(567)	(153)	(49)	(878)

Total comprehensive income	$20,529	$27,884	$102,347	$87,789

Total accumulated other comprehensive gain (loss) and its components at April 30, 2004 and July 31, 2003 are as follows (in thousands):

	April 30, 2004	July 31, 2003

Foreign currency translation adjustment	$34,205	$11,935
Net loss on cash flow hedging derivatives
	(322)	(273)
Additional minimum pension liability	(18,550)	(18,550)

Total accumulated other comprehensive gain (loss)	$15,333	$(6,888)

Note E – Segment Reporting

The Company has two reportable segments, Engine Products and Industrial Products, that have been identified based on the internal organization structure, management of operations and performance evaluation. Segment detail is summarized as follows (in thousands):

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company

Three Months Ended
April 30, 2004:
Net sales	$225,082	$145,506	—	$370,588
Earnings before income taxes	34,739	10,340	$(7,041)	38,038

Three Months Ended
April 30, 2003:
Net sales	$174,892	$127,565	—	$302,457
Earnings before income taxes	24,738	8,616	$1,347	34,701

Nine Months Ended
April 30, 2004:
Net sales	$605,570	$425,448	—	$1,031,018
Earnings before income taxes	83,105	30,192	$(6,005)	107,292

Nine Months Ended
April 30, 2003:
Net sales	$494,998	$392,960	—	$887,958
Earnings before income taxes	66,087	30,777	$(3,479)	93,385

Note F – Interest Rate Swaps

The Company is exposed to changes in the fair value of its fixed-rate debt resulting from interest rate fluctuations. To hedge this exposure, the Company entered into two fixed to variable interest rate swaps on June 6, 2001 and March 18, 2003. These interest rate swaps are accounted for as fair value hedges and are recorded net of the underlying outstanding debt. Changes in the payment of interest resulting from the interest rate swaps are recorded as an offset to interest expense. As of April 30, 2004, the interest rate swaps had a fair value of $1.4 million, which is recorded against the underlying debt in the liabilities section of the balance sheet.

Note G – Goodwill and Other Intangible Assets

The Company’s most recent annual impairment test for goodwill and other intangible assets was completed during the third quarter of fiscal 2004. The results of this test showed that the fair value of the reporting units to which the goodwill is assigned was higher than the book values of those reporting units, resulting in no goodwill impairment. As of April 30, 2004, goodwill was $98.1 million, a $6.0 million increase from the balance of $92.1 million at July 31, 2003. This increase is partially due to the acquisition of LHA (see Note H), which added $0.6 million of goodwill in the first quarter of fiscal 2004 with the remaining increase due to foreign currency translation. As of April 30, 2004, other intangible assets were $20.0 million, a $2.8 million increase from the balance of $17.2 million at July 31, 2003. This increase is mainly due to the acquisition of LHA which added $1.9 million of other intangible assets. The remaining increase in other intangible assets is due to foreign currency translation, partially offset by amortization.

Note H – Acquisitions

On October 10, 2003, the Company acquired the assets of the LHA industrial hydraulic business of Berendsen Fluid Power, Inc., located in Marietta, Georgia, for $4.4 million in cash. The financial results for LHA are included in the Company’s consolidated results from the date of acquisition. Pro forma information is not presented due to the immateriality of the operating results of LHA.

Following is a condensed balance sheet disclosing the preliminary purchase price allocation based on estimated fair values of the assets acquired and liabilities assumed. The Company is finalizing the valuation of certain assets; accordingly, the preliminary purchase price allocation may be adjusted.

(Thousands of dollars)
Accounts receivable	$652
Net inventory	1,441
Current assets	9
Property, plant and equipment	298
Goodwill	610
Other intangible assets	1,946

Total assets acquired	4,956
Accounts payable assumed	559

Net assets acquired	$4,397

Note I – Plant Restructurings and Closures

Restructuring liabilities recorded in conjunction with the July 2002 Ultrafilter acquisition were approximately $0.1 million as of July 31, 2003 and related primarily to costs associated with the termination and relocation of employees and the cancellation of lease contracts. There were no costs incurred and charged to the restructuring liability for the three and nine months ended April 30, 2004.

During the third quarter of fiscal 2004, there were no plant rationalization activities in the Company’s facilities. As of July 31, 2003, the Company had a restructuring liability of $1.0 million recorded in conjunction with these plans. There were no additions to this reserve for the three months ended April 30, 2004 and $0.4 million of additions for the nine months ended April 30, 2004 for costs associated with the termination of employees recorded in cost of sales. There were no costs incurred and charged to this reserve for the three months ended April 30, 2004 and $1.4 million of costs incurred and charged to this reserve for the nine months ended April 30, 2004. As of April 30, 2004, there was no restructuring liability balance.

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

Note J – Guarantees

The Company and its partner of an unconsolidated joint venture, Advanced Filtration Systems Inc., guarantee certain debt of the joint venture. As of April 30, 2004, the outstanding guaranteed debt of the joint venture was $3.6 million. The joint venture is in compliance with all of its debt covenants and the debt has not been called.

The Company estimates warranty costs using standard quantitative measures based on historical warranty claim experience and, in some cases, evaluating specific customer warranty issues. Following is a reconciliation of warranty reserves as of April 30, 2004 (in thousands):

Balance at July 31, 2003	$8,080
Accruals related to warranties (including changes in
estimates)	993
Less settlements made during the period	(1,714)

Balance at April 30, 2004	$7,359

At April 30, 2004, the Company had a contingent liability for standby letters of credit totaling $18.4 million that have been issued and are outstanding. The letters of credit guarantee payment to beneficial third parties in the event the Company is in breach of specified contract terms as detailed in each letter of credit. At April 30, 2004, there are no amounts drawn upon these letters of credit.

Note K – Employee Benefit Plans

On December 23, 2003, the FASB issued SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement requires additional disclosures to be made by employers regarding the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans, but does not change the measurement or recognition of those plans. Under this Statement, the disclosure provisions regarding foreign plans and estimated future benefit payments are effective for fiscal years ending after June 15, 2004. All other provisions under this Statement are effective for fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003. The Company has adopted the interim provisions of this Statement beginning in the third quarter of 2004. All other provisions of this Statement will be adopted in the fourth quarter of 2004.

Following are the components of the net periodic cost recognized for the three and nine months ended April 30, 2004 (in thousands):

	Three Months Ended April 30		Nine Months Ended April 30
	2004	2003	2004	2003
Service cost	$3,165	$2,775	$9,406	$8,326
Interest cost	3,117	3,204	9,274	9,611
Expected return on assets	(4,107)	(3,835)	(12,262)	(11,506)
Transition amount on amortization	251	42	736	126
Prior service cost amortization	38	49	114	145
Actuarial (gain) loss amortization	407	(535)	1,194	(1,604)
Curtailment loss	—	428	—	1,052
Settlement loss	—	90	—	270

Total periodic benefit cost	$2,871	$2,218	$8,462	$6,420

The Company’s general funding policy for its pension plans is to make contributions as required by applicable regulations. For the nine months ended April 30, 2004, the Company has made contributions totaling $13.4 million to its U.S. pension plans in accordance with these applicable regulations. The Company is not required to make any contributions to its U.S. plans for the remainder of fiscal 2004.

Note L – Commitments and Contingencies

The Company is a defendant in a lawsuit filed in November 1998 in the United States District Court for the Northern District of Iowa (Eastern Division) by Engineered Products Company (“EPC”). EPC claims patent infringement by Donaldson arising out of its sales of graduated air restriction indicators in the period from 1996 through the expiration of the EPC patent in May 2001. On May 11, 2004, the jury found in favor of Engineered Products Company on its infringement claims against Donaldson. The jury set damages at $5.3 million. The Court has not yet entered judgment or ruled on certain motions by Donaldson or on the possibility of increasing the damages based on the jury’s findings. Donaldson is asserting legal challenges that could result in the modification or reversal of the decision, either before the trial court or on appeal, and intends to vigorously challenge the jury’s verdict.

The Company is currently not otherwise subject to any pending litigation other than routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the business or financial condition of the Company.

Note M – New Accounting Standards

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The Company earned $0.33 per share, compared to $0.28 per share in the third quarter of fiscal 2003. The primary factors contributing to the results of operations for the third quarter ended April 30, 2004 include:

o	The Company’s Engine Products segment showed strong results as North American truck build rates increased significantly during the quarter and off-road equipment markets strengthened. Equipment utilization rates improved in both the truck and off-road markets, resulting in aftermarket parts sales growth. North American regulations at both federal and state levels continue to create strong demand for the Company’s diesel truck emission control products.

o	Within the Company’s Industrial Products segment, the Company’s disk drive filter business delivered record third quarter sales as demand for computer hard drives remained at high levels.

o	Also within the Company’s Industrial Products segment, conditions improved for industrial air filtration as North American sales improved as the pace of new equipment orders strengthened. Asia sales were up 29.6 percent for industrial air filtration products on continued growth in China and Japan.

o	The Company had a one-time reduction in income tax expense of $1.8 million from the recognition of research and development tax credits from prior years.

o	Operating expenses for the third quarter were 22.2 percent of sales, up from 21.0 percent for the same period last year.

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

The Company reported record net earnings for the third quarter ended April 30, 2004 of $29.6 million, up 16.7 percent from $25.3 million recorded in the prior year. Total net sales for the three months ended April 30, 2004 were a record $370.6 million, up 22.5 percent from prior year net sales of $302.5 million. Diluted net earnings per share for the third quarter were $0.33, up 17.9 percent from $0.28 in the third quarter of the prior year. For the nine-month period ended April 30, 2004, net earnings were a record $80.1 million, up 17.5 percent from $68.2 million in the prior year. Total net sales for the nine months ended April 30, 2004 were $1.031 billion, up 16.1 percent from $888.0 million in the prior year. This growth has resulted from the Company’s continued investment into generating sales growth and a cyclical rebound in its markets.

Total international sales in U.S. dollars increased $111.6 million, or 25.8 percent, on a year-to-date basis compared to the prior year and $38.9 million, or 25.4 percent, for the third quarter compared to the prior year. Year-to-date, the growth in international sales was led by Europe, which reported a year-to-date sales increase of $53.4 million or 21.3 percent. The Asia-Pacific region also posted a strong year-to-date sales increase of $51.2 million or 32.7 percent. In addition, South Africa and Mexico recorded year-to-date sales increases of $4.2 million or 28.2 percent and $2.9 million or 30.9 percent, respectively.

The impact of foreign currency translation during the third quarter, led by the strong Euro, increased sales by $19.4 million and net earnings by $0.9 million. Year-to-date, foreign currency translation increased sales by $60.5 million and net earnings by $4.1 million. Worldwide sales, excluding the impact of foreign currency translation, increased 16.1 percent during the quarter and 9.3 percent for the year. Excluding the impact of foreign currency translation, third quarter sales outside the U.S. increased 12.7 percent, primarily reflecting strong sales growth in Asia and Europe. Year-to-date, sales outside the U.S. increased 11.8 percent.

Although net sales excluding foreign currency translation and net earnings excluding foreign currency translation are not measures of financial performance under GAAP, the Company believes they are useful in understanding its financial results. Both net sales excluding foreign currency translation and net earnings excluding foreign currency translation provide a comparable measure for understanding the operating results of the Company’s foreign entities excluding the impact of foreign currency translation. A shortcoming of these financial measures is that they do not reflect the Company’s actual results under GAAP. Management does not intend these items to be considered in isolation or as a substitute for the related GAAP measures.

Following is a reconciliation to the most comparable GAAP financial measure of this non-GAAP financial measure:

	Three Months Ended April 30		Nine Months Ended April 30
	2004	2003	2004	2003
Net sales, excluding foreign currency
translation	$351,162	$281,992	$970,492	$849,166
Foreign currency translation	19,426	20,465	60,526	38,792

Net sales	$370,588	$302,457	$1,031,018	$887,958

Net earnings, excluding foreign currency
translation	$28,642	$24,286	$76,075	$65,645
Foreign currency translation	929	1,046	4,051	2,526

Net earnings	$29,571	$25,332	$80,126	$68,171

Gross margin for the third quarter of fiscal 2004 was 32.4 percent compared to 32.5 percent for the third quarter in the prior year. Year-to-date gross margin was 32.0, flat with the prior year. Improved fixed cost absorption from production volume increases offset the negative effects of steel and other commodity price increases and the cost of overtime premiums and hiring related expenses at many of our plants. There were no plant rationalization costs in the quarter compared to prior year plant rationalization costs of $0.1 per share on third quarter earnings. Year-to-date, plant rationalization costs were $.05 per share versus $.03 per share in the prior year.

Operating expenses during the third quarter of fiscal 2004 were $82.2 million, or 22.2 percent of sales, up from $63.5 million, or 21.0 percent of sales in the prior year. Year-to-date, operating expenses were $227.6 million, or 22.1 percent of sales, up from $189.2 million, or 21.3 percent of sales in the prior year. Foreign currency translation accounted for approximately one-third of the operating expense increase during the quarter and had a proportionately greater impact on expenses than sales. The balance of the increase comes from expenses related to revenue growth following more lean spending in prior years. Included in these expenses were necessary incentive pay adjustments resulting from the anticipation of completing strong year end results for fiscal 2004.

Other income for the third quarter of fiscal 2004 totaled $1.3 million, up from $1.0 million in the prior year. Other income for the third quarter of fiscal 2004 consisted primarily of income from unconsolidated affiliates of $1.2 million and interest income of $0.3 million, partially offset by net other expense of $0.2 million. For the third quarter, interest expense was $1.3 million, up 14.7 percent from $1.1 million in the prior year, reflecting higher debt levels for the quarter compared to the prior year. Year-to-date, other income totaled $2.7 million, a decrease from the $3.3 million reported in the prior year, primarily relating to the change in foreign currency but somewhat offset by an increase in income from unconsolidated affiliates from the prior year. Year-to-date, interest expense was $3.7 million compared to the $4.6 million reported in the prior year, which reflected overall lower interest rates and debt levels for the year.

The income tax rate for the quarter decreased to 22.3 percent from 27.0 percent in the prior year. In the third quarter, the Company completed a research and development tax credit study that resulted in the recognition of additional credits that relate to years prior to fiscal 2004. This resulted in a $1.8 million reduction in the income tax provision in the third quarter. The Company expects the tax rate to return to 27.0 percent in the fourth quarter.

Total backlog at April 30, 2004 was $387 million, up 23 percent, or $71 million, compared to the prior year. In the Engine Products segment, total backlog increased 32 percent from the prior year. In the Industrial Products segment, total backlog increased 9 percent from the prior year.

Hard order backlog – goods scheduled for delivery in 90 days – was $231 million at April 30, 2004, up 28 percent or $51 million from the prior year reflecting strong demand in the upcoming quarter. In the Engine Products segment, hard order backlog increased 30 percent from the prior year. In the Industrial Products segment, hard order backlog increased 27 percent from the prior year as hard order backlog for the Company’s gas turbine products increased in the mid-teens from the prior year.

Engine Products Segment For the third quarter of fiscal 2004, worldwide net sales in the Engine Products segment of $225.1 million increased 28.7 percent from $174.9 million in the prior year. Total third quarter international Engine Product sales were up 31.3 percent compared to the same period in the prior year. Year-to-date, worldwide net sales were $605.6 million, an increase of

22.3 percent from $495.0 million in the prior year. International Engine Product sales increased 34.9 percent from the prior year on a year-to-date basis. Sales in the Engine Product segment remained very strong with growth over the prior year across all products in that segment for the quarter and on a year-to-date basis.

Worldwide sales in truck products in the third quarter of fiscal 2004 were $41.8 million, an increase of 36.2 percent from $30.7 million in the prior year. North American truck sales increased 53.3 percent from the prior year from growing truck build rates and strong diesel emission sales. International truck sales increased 25.7 percent with markets strong in both Europe and Asia showing increased sales of 33.8 percent and 22.2 percent, respectively. Year-to-date, worldwide truck sales totaled $117.2 million, an increase of 44.9 percent from $80.9 million in the prior year. International truck sales increased 77.1 percent from the prior year on a year-to-date basis.

Worldwide sales of off-road products in the third quarter of fiscal 2004 were $67.6 million, an increase of 24.1 percent from $54.4 million in the prior year. North American sales in off-road products increased 20.1 percent on continued improvement in new construction and agriculture equipment demand. International sales were up 30.0 percent from the prior year with increases in both Asia and Europe posting increases of 43.2 percent and 25.5 percent, respectively. Year-to-date, worldwide off-road sales totaled $173.3 million, an increase of 19.3 percent from $145.3 million in the prior year. International off-road sales increased 33.5 percent from the prior year on a year-to-date basis.

Worldwide sales of aftermarket products in the third quarter of fiscal 2004 were $115.7 million, an increase of 28.9 percent from $89.8 million in the prior year. North American aftermarket sales grew 25.7 percent as equipment utilization rates continued to improve and the Company’s investment into additional staff, training tools and additional product coverage began to drive sales results. International sales were strong, showing growth of 33.6 percent from the prior year with Europe and Asia-Pacific sales up 44.2 percent and 24.2 percent, respectively. Year-to-date, worldwide aftermarket sales totaled $315.1 million, an increase of 17.2 percent from $268.8 million in the prior year. International aftermarket sales increased 26.6 percent from the prior year on a year-to-date basis.

Industrial Products Segment For the third quarter of fiscal 2004, worldwide net sales in the Industrial Products segment of $145.5 million increased 14.1 percent from $127.6 million in the prior year. Total third quarter international Industrial Product sales were up 20.3 percent compared to the same period of the prior year. Year-to-date, worldwide net sales were $425.4 million, an increase of 8.3 percent from $393.0 million in the prior year. International Industrial Product sales increased 18.7 percent from the prior year on a year-to-date basis.

Worldwide sales of gas turbine products in the third quarter of fiscal 2004 were $30.6 million, virtually unchanged from sales of $30.5 million in the prior year. While third quarter sales in North America declined by 31.7 percent, international sales in gas turbine products grew 28.6 percent in the quarter on strong sales in Europe posting an increase of 90.5 percent. Year-to-date, worldwide gas turbine sales were $87.8 million, down 14.9 percent from $103.3 million in the prior year. International gas turbine sales increased 19.3 percent from the prior year on a year-to-date basis.

Worldwide sales of Ultrafilter products for the third quarter of fiscal 2004 were $30.5 million, up 5.5 percent from $28.9 million in the prior year. International sales increased 5.7 percent in the quarter over the prior year with an increase in Europe of 4.6 percent, primarily from currency translation.

New market penetration drove Asian sales up 22.4 percent from the prior year. North American sales were up 3.1 percent also due to new market penetration. Year-to-date, worldwide Ultrafilter sales were $90.1 million, up 9.5 percent from $82.3 million in the prior year. International Ultrafilter sales increased 10.8 percent from the prior year on a year-to-date basis.

Worldwide sales of industrial air filtration products in the third quarter of fiscal 2004 were $48.6 million, an increase of 17.3 percent from $41.4 million in the prior year. North American sales increased 15.8 percent. International sales increased 21.1 percent in the quarter over the prior year with sales in Europe showing an increase of 18.5 percent, primarily due to currency translation. Asia sales were up 29.6 percent on continued growth in China and Japan. Year-to-date, worldwide industrial air filtration sales were $143.5 million, up 12.5 percent from $127.6 million in the prior year. International industrial air filtration sales increased 20.8 percent from the prior year on a year-to-date basis.

Worldwide sales of special application products in the third quarter of fiscal 2004 were $35.8 million, an increase of 33.9 percent from $26.8 million in the prior year. Disk drive filter sales were up 30.2 percent on continued demand for computer hard drives. Membrane sales increased 46.6 percent on improvement in its core industrial and technical markets. Industrial hydraulic sales of $4.6 million were up 61.0 percent, helped by the LHA acquisition in the first quarter. International sales in special application products increased 32.5 percent in the quarter over the prior year with increases in Europe and Asia of 35.3 percent and 33.0 percent, respectively. Year-to-date, worldwide special application sales were $104.0 million, an increase of 30.3 percent from $79.8 million in the prior year. International special application sales increased 25.9 percent from the prior year on a year-to-date basis.

Liquidity and Capital Resources

The Company generated $72.6 million of cash and cash equivalents from operations during the first nine months of fiscal 2004. Operating cash flows decreased by $30.7 million from the same period in the prior year, resulting primarily from an increase in working capital as a result of higher inventory and accounts receivable balances compared to the prior year, partially offset by an increase in net earnings. These cash flows, plus borrowings from the Company’s credit facility, were used during the nine months of fiscal 2004 to support $36.6 million in capital additions, the repurchase of $22.2 million of treasury stock, the payment of $13.0 million in dividends and the purchase of LHA for $4.4 million. For additional information regarding share repurchase see Part 2. Item 2., “Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities”.

At the end of the third quarter, the Company held $94.4 million in cash and cash equivalents, up from $67.1 million at July 31, 2003. Short-term debt totaled $41.4 million, up from $14.2 million at July 31, 2003. The higher short-term debt balance at April 30, 2004 was to support working capital growth resulting from increases in inventory and accounts receivable relating to revenue growth. The amount of unused lines of credit as of April 30, 2004 was approximately $145.8 million. Long-term debt of $106.8 million at April 30, 2004 was up from $105.8 million at July 31, 2003 and represented 17.0 percent of total long-term capital, compared to 19.1 percent at July 31, 2003. The increase in long-term debt is due to an increase in foreign exchange translation of $1.9 million and an increase of $0.1 million in the fair market value of the interest rate swaps (discussed in Note F in the Company’s Notes to Condensed Consolidated Financial Statements) offset by payments of $1.0 million.

The following table summarizes the Company’s fixed cash obligations as of April 30, 2004 (in thousands):

		Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years

Long term debt	$106,803	$11,570	$36,740	$39,804	$18,689
Short term debt	41,388	41,388	—	—	—

Total contractual cash
obligations	$148,191	$52,958	$36,740	$39,804	$18,689

The Company and its partner of an unconsolidated joint venture, Advanced Filtration Systems Inc., guarantee certain debt of the joint venture. As of April 30, 2004, the outstanding guaranteed debt of the joint venture was $3.6 million.

At April 30, 2004, the Company had a contingent liability for standby letters of credit totaling $18.4 million that have been issued and are outstanding. The letters of credit guarantee payment to beneficial third parties in the event the Company is in breach of specified contract terms as detailed in each letter of credit. At April 30, 2004, there are no amounts drawn upon these letters of credit.

The Company has a three-year multi-currency revolving facility with a group of banks under which the Company may borrow up to $150.0 million. As of April 30, 2004, borrowings under these facilities, included in short term debt in the table above, were $25.0 million.

The Company is required to meet various debt covenant tests for its debt agreements. As of April 30, 2004, the Company is in compliance with these debt covenants.

The Company believes that the combination of present capital resources, internally generated funds and unused financing sources are adequate to meet cash requirements for the next twelve-month period.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2003.

Outlook

Overall, the Company expects sales growth for its Engine Products segment in fiscal 2004 to be above 20 percent. The Company expects continued growth in North American heavy-duty truck build rates for the balance of fiscal 2004. Order rates for diesel emission products continue to ramp up. Business conditions remain strong in Europe and Asia. Off-road sales are expected to remain strong in Asia and improve in North America as conditions in construction and agriculture equipment markets have brightened. Both North American and international aftermarket sales are expected to continue growing as increasing economic activity improves equipment utilization and spurs replacements filter sales. Diesel emission retrofit sales in North America are anticipated to continue increasing as the Company’s technology solution gains acceptance.

Excluding gas turbine, the Company expects improving conditions for the businesses in its Industrial Products segment to generate mid-teens sales growth in fiscal 2004. International conditions remain healthy for gas turbine, but North American volumes are expected to continue declining. Full-year world-wide gas turbine sales are now expected to decline by 10 to 15 percent from fiscal 2003’s $130 million. The Company expects North American and European industrial air filtration markets to continue slowly improving near-term, as order trends are stronger than last year’s levels. Business conditions in Asia remain strong. Ultrafilter is expecting recovering industrial markets and additional market penetration to drive sales growth. Special applications products showed continued strength in orders for disk drive filters, hydraulic filters and membranes.

The Company expects sales to remain strong in the fourth quarter of fiscal 2004. The Company also expects to begin recovering a significant portion of the steel price increases in the fourth quarter and expects its operating margin to increase from the third quarter levels.

Forward-Looking Statements

The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”) and is making this cautionary statement in connection with such safe harbor legislation. This Form 10-Q, the Company’s Annual Report to Shareholders, any Form 10-K, 10-Q or Form 8-K, earnings releases or other press releases of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements, forecasts and projections which reflect the Company’s current views with respect to future events and financial performance, but involve uncertainties that could significantly impact results. The words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “outlook,” “plan,” “promises,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Act. All forecasts and projections in this Form 10-Q are “forward-looking statements,” and are based on management’s current expectations of the Company’s near-term results.

The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to risks associated with: currency fluctuations, commodity prices including steel and oil prices, world economic factors, political factors, the Company’s substantial international operations including key disk drive filter production facilities in China, highly competitive markets, changes in product demand and changes in the geographic and product mix of sales, cancellation of orders, acquisition opportunities and integration of recent acquisitions, including Ultrafilter, facility and product line rationalization, research and development expenditures, including ongoing information technology improvements, and governmental laws and regulations, including diesel emissions controls. For a more detailed explanation of the foregoing and other risks, see Exhibit 99, which is part of the Company’s Form 10-K for the year ended July 31, 2003 filed with the Securities and Exchange Commission. The Company wishes to caution investors that other factors may in the future prove to be important in affecting the Company’s results of operations. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures: As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequately designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

(b)	Internal Controls: No change in the Company’s internal control over financial reporting identified in connection with such evaluation during the fiscal quarter ended April 30, 2004, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a defendant in a lawsuit filed in November 1998 in the United States District Court for the Northern District of Iowa (Eastern Division) by Engineered Products Company (“EPC”). EPC claims patent infringement by Donaldson arising out of its sales of graduated air restriction indicators in the period from 1996 through the expiration of the EPC patent in May 2001. On May 11, 2004, the jury found in favor of Engineered Products Company on its infringement claims against Donaldson. The jury set damages at $5.3 million. The Court has not yet entered judgment or ruled on certain motions by Donaldson or on the possibility of increasing the damages based on the jury’s findings. Donaldson is asserting legal challenges that could result in the modification or reversal of the decision, either before the trial court or on appeal, and intends to vigorously challenge the jury’s verdict.

The Company is currently not otherwise subject to any pending litigation other than routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the business or financial condition of the Company.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended April 30, 2004.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1 - February 29, 2004	—	—	—	7,016,600 shares
March 1 - March 31, 2004	—	—	—	7,016,600 shares
April 1 - April 30, 2004	250,000	$27.61	250,000	6,766,600 shares
Total	250,000	$27.61	250,000	6,766,600 shares

_________________

(1)	On January 17, 2003, the Company’s Board of Directors authorized the repurchase of up to 8.0 million common shares. This repurchase authorization, which is effective until terminated by the Board of Directors, replaces the existing authority that expired at the end of March 2003. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the third quarter ended April 30, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit Index

31-A – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 –Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Current Report on Form 8-K announcing earnings guidance for the Company’s quarter ended January 31, 2004 was furnished on February 13, 2004.

Current Report on Form 8-K containing the Company’s earnings release for quarter ended January 31, 2004 was furnished on February 27, 2004.

Current Report on Form 8-K containing a Certificate of Amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of capital stock of the Company was filed on March 15, 2004.

Current Report on Form 8-K containing an announcement that current chairman, president and chief executive officer, William G. Van Dyke, will retire at the end of the Company’s fiscal year 2005 and that the Company’s board of directors has appointed William M. Cook as president and chief executive officer effective August 1, 2004 was furnished on March 25, 2004.

Current Report on Form 8-K announcing the Company’s officer assignments was furnished on April 26, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DONALDSON COMPANY, INC. (Registrant)

Date:	June 4, 2004	By:	/s/ Thomas R. VerHage

Thomas R. VerHage Vice President, Chief Financial Officer

Date:	June 4, 2004	By:	/s/ Thomas A. Windfeldt

Thomas A. Windfeldt Vice President, Controller