Form 10-K
period 2004-07-31
DONALDSON CO INC
filed 2004-10-07
CIK 29644

Annual Report on Form 10-K

Donaldson Company, Inc.

JULY 31, 2004

DONALDSON COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[×]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2004 or

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________________ to ___________________.

Commission File Number: 1-7891

DONALDSON COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1400 West 94th Street, Minneapolis, Minnesota	55431
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (952) 887-3131

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $5 Par Value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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
Yes    X    No

        As of January 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $2,296,371,347 (based on the closing price of $27.01 (adjusted for the two-for-one stock split effected in the form of a 100 percent dividend distributed on March 19, 2004) as reported on the New York Stock Exchange as of that date).

        As of September 28, 2004, there were approximately 83,323,984 shares of the registrants common stock outstanding.

Documents Incorporated by Reference

        Portions of (1) the Company’s Annual Report to Shareholders for the fiscal year ended July 31, 2004 are incorporated in Item 6 of Part II, and (2) the Proxy Statement for the 2004 annual shareholders meeting are incorporated by reference in Part III, as specifically set forth in Part III.

PART I

Item 1.  BUSINESS

GENERAL

        Donaldson Company, Inc. (“Donaldson” or the “Company”) was founded in 1915 and organized in its present corporate form under the laws of the State of Delaware in 1936.

        The Company is a worldwide manufacturer of filtration systems and replacement parts. The Company’s product mix includes air and liquid filters and exhaust and emission control products for mobile equipment; in-plant air cleaning systems; compressed air purification systems; air intake systems for industrial gas turbines; and specialized filters for such diverse applications as computer disk drives, aircraft passenger cabins and semiconductor processing. Products are manufactured at more than thirty plants around the world and through three joint ventures. The Company has two reporting segments engaged in the design, manufacture and sale of systems to filter air and liquid and other complementary products. The two segments are Engine Products and Industrial Products. Products in the Engine Products segment consist of air intake systems, exhaust systems, liquid filtration systems and replacement parts. The Engine Products segment sells to original equipment manufacturers (OEMs) in the construction, industrial, mining, agriculture and transportation markets and to independent distributors, OEM dealer networks, private label accounts and large private fleets. Products in the Industrial Products segment consist of dust, fume and mist collectors; compressed air purification systems; liquid filters and parts; static and pulse-clean air filter systems for industrial gas turbines; computer disk drive filter products; other specialized air filtration systems and PTFE membrane and laminates. The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines and OEMs and end-users requiring highly purified air.

        The table below shows the percentage of total net sales contributed by the principal classes of similar products for each of the last three fiscal years:

	Year Ended July 31
	2004	2003	2002
Engine Products Segment
Off-Road Equipment Products (including Defense Products)	17%	16%	16%
Truck Products	11%	10%	8%
Aftermarket Products	30%	30%	30%
Industrial Products Segment
Industrial Air Filtration Products	14%	14%	16%
Gas Turbine Systems Products	9%	11%	20%
Special Applications Products	10%	9%	10%
Ultrafilter Products	9%	10%	—

        Financial information about segment operations appears in Note K in the Notes to Consolidated Financial Statements on page 48.

        The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K available free of charge through its website, at www.donaldson.com, as soon as reasonably practicable after it electronically files such material with (or furnishes such material to) the Securities and Exchange Commission. Also available on the Company’s website are various corporate governance documents, including the Company’s code of business conduct and ethics, corporate governance guidelines, Audit Committee charter, Human Resources Committee charter, and Corporate Governance Committee charter. These documents are available in print free of charge to any shareholder who requests them. The information contained on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be part of this Form 10-K.

COMPETITION

        The Company’s business is not considered to be seasonal. Principal methods of competition in both the Engine Products and Industrial Products segments are price, geographic coverage, service and product performance. The Company competes in a number of filtration markets in both the Engine Products and Industrial segments and both segments operate in a highly competitive environment. The Company believes it is a market leader in its primary product lines within the Industrial Products segment. The Industrial Products segment’s principal competitors vary from country to country and include several large regional or global competitors and a significant number of small competitors who compete in a limited geographical region or in a limited number of product applications. The Company believes within the Engine Products segment it is a market leader in its off-road equipment and truck product lines and is a significant participant in the aftermarket for replacement filters and hard parts in its engine-related businesses. The Engine Products segment principal competitors vary from country to country and include several large regional or global competitors, and small local and regional competitors, especially in the engine aftermarket businesses.

RAW MATERIALS

        Although the Company experienced an increase in steel prices during the year, the Company responded by recovering a portion of these price increases from customers and will continue these recovery efforts in the next fiscal year. The Company experienced no other significant or unusual problems in the purchase of raw materials or commodities. The Company has more than one source of raw materials essential to its business. The Company is not required to carry significant amounts of inventory to meet rapid delivery demands or secure supplier allotments. However, the Company does stock limited amounts of inventory in order to meet anticipated customer demand.

PATENTS AND TRADEMARKS

        The Company owns various patents and trademarks, which it considers in the aggregate to constitute a valuable asset. However, it does not regard the validity of any one patent or trademark as being of material importance.

MAJOR CUSTOMERS

        Concentrations Sales to one customer accounted for 10 percent and 13 percent of net sales in 2004 and 2002, respectively. There were no sales over 10 percent of net sales to any customer in 2003. There were no customers over 10 percent of gross accounts receivable in 2004 and 2003.

        Sales to Caterpillar Inc. and subsidiaries (“Caterpillar”) accounted for 10 percent of net sales in 2004. There were no sales over 10 percent of net sales to any customer in 2003. Sales to General Electric Company and subsidiaries (“GE”) accounted for 13 percent of net sales in 2002. Caterpillar has been a customer of the Company for many years and it purchases several models and types of products from the Engine Products segment for a variety of applications. GE has been a customer of the Company for many years and it purchases several models and types of products from the Industrial Products segment for a variety of applications, the majority of which are for use on their gas turbine systems. Sales to the U.S. Government do not constitute a material portion of the Company’s business.

BACKLOG

        At August 31, 2004, the backlog of orders expected to be delivered within 90 days was $216,428,000. The 90 day backlog at August 31, 2003 was $188,507,000.

RESEARCH AND DEVELOPMENT

        During 2004, the Company spent $35,374,000 on research and development activities relating to the development of new products or improvements of existing products or manufacturing processes. The

Company spent $30,456,000 in 2003 and $28,150,000 in 2002 on research and development activities. Essentially all commercial research and development is Company-sponsored.

ENVIRONMENTAL MATTERS

        The Company does not anticipate any material effect on its capital expenditures, earnings or competitive position due to compliance with government regulations involving environmental matters.

EMPLOYEES

        The Company employed approximately 10,400 persons in worldwide operations as of August 31, 2004.

GEOGRAPHIC AREAS

        Financial information about geographic areas appears in Note K of the Notes to Consolidated Financial Statements on page 49.

Item 2.  PROPERTIES

        The Company’s principal office and research facilities are located in Bloomington, Minnesota. The principal European administrative and engineering offices are located in Leuven, Belgium. The principal Asia-Pacific regional administrative offices are located in Singapore.

        The Company’s principal plant activities are carried on in the United States and internationally. Following is a summary of the principal plants and other materially important physical properties owned or leased by the Company. The Company’s properties are utilized for both the Engine and Industrial Product segments except as indicated with an (E) for Engine or (I) for Industrial.

U.S. Facilities	International Facilities
Auburn, Alabama (E)	Wyong, Australia
Dixon, Illinois	Brugge, Belgium (I)
Frankfort, Indiana	Hong Kong, China*
Cresco, Iowa	Wuxi, China (I)*
Grinnell, Iowa (E)	Klasterec, Czech Republic (E)
Nicholasville, Kentucky	Domjean, France (E)
Bloomington, Minnesota	Dulmen, Germany (E)
Chillicothe, Missouri (E)	Flensburg, Germany (I)
Philadelphia, Pennsylvania (I)	Haan, Germany (I)
Greeneville, Tennessee	New Delhi, India
Baldwin, Wisconsin	Ostiglia, Italy
Stevens Point, Wisconsin	Gunma, Japan
Aguascalientes, Mexico (E)
Joint Venture Facilities	Monterrey, Mexico (I)
Champaign, Illinois (E)	Cape Town, South Africa
Jakarta, Indonesia	Johannesburg, South Africa*
Dammam, Saudi Arabia (I)	Barcelona, Spain (I)
Hull, United Kingdom
Distribution Centers	Leicester, United Kingdom (I)
Ontario, California*
Rensselaer, Indiana
Antwerp, Belgium*
Singapore*

        The Company is a lessee under several long-term leases. The denoted facilities (*) are leased facilities.

        The Company’s properties are considered to be suitable for their present purposes, well maintained and in good operating condition.

Item 3.  LEGAL PROCEEDINGS

        Legal Proceedings The Company is a defendant in a lawsuit filed in November 1998 in the United States District Court for the Northern District of Iowa (Eastern Division) by Engineered Products Co. (“EPC”). EPC claims patent infringement by the Company arising out of its sales of graduated air restriction indicators in the period from 1996 through the expiration of the EPC patent in May 2001 and seeks monetary damages. EPC is also seeking damages for some period of time beyond the expiration of the patent. On May 11, 2004, the jury found in favor of EPC on its willful infringement claims against the Company and awarded damages in the amount of approximately $5.3 million. On August 12, 2004, the Court ruled that EPC was entitled to enhanced damages based on the Company’s willful infringement of the EPC patent and increased damages to a total of approximately $16.0 million, plus an award of prejudgment interest in the amount of $1.1 million, together with post-judgment interest. On September 20, the Court granted EPC’s motion for attorneys’ fees and awarded attorneys’ fees and expenses in the amount of approximately $1.9 million. The Company intends to vigorously challenge the judgment and filed its notice of appeal on September 13, 2004. EPC’s patent expired on May 1, 2001 and will not impact the Company’s ongoing business operations. The Company increased its reserve by $5.0 million for this matter in fiscal 2004 recording an expense in selling, general and administrative expenses.

        The Company is currently not otherwise subject to any pending litigation other than routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the business, results of operations, financial condition or liquidity of the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders of the Company during the quarter ended July 31, 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Current information regarding executive officers is presented below. All terms of office are for one year. There are no arrangements or understandings between individual officers and any other person pursuant to which the officer was selected as an officer.

Name	Age	Positions and Offices Held	First Year Elected or Appointed as an Officer
William G. Van Dyke	59	Chairman	1979

William M. Cook	51	President and Chief Executive Officer	1994

Thomas R. VerHage	51	Vice President and Chief Financial Officer	2004

James R. Giertz	47	Senior Vice President, Commercial and Industrial	1994

Norman C. Linnell	45	Vice President, General Counsel and Secretary	1996

Charles J. McMurray	50	Vice President, Human Resources	2003

Nickolas Priadka	58	Senior Vice President, International	1989

Lowell F. Schwab	56	Senior Vice President, Engine Systems and Parts	1994

William I. Vann	58	Vice President, Operations	2004

All of the above-named executive officers have served as officers of the Company during the past five years, except for Mr. VerHage, Mr. McMurray and Mr. Vann. Mr. VerHage was appointed Vice President and Chief Financial Officer in March 2004. Prior to this Mr. VerHage was a partner for Deloitte &

Touche, LLP from 2002 to 2004 and prior to this a partner for Arthur Andersen, LLP. Mr. McMurray was appointed Vice President, Human Resources in September 2003. Mr. McMurray most recently served as Director of Information Technology from 2001 to 2003 and prior to that position as Director of Manufacturing for Donaldson Europe. Mr. Vann was appointed Vice President, Operations in May 2004 and prior to that served as General Manager of Industrial Air Filtration from 2000 to 2004 and prior to that as Director of Manufacturing.

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The common shares of the Company are traded on the New York Stock Exchange under the symbol DCI. The amount and frequency of all cash dividends declared on the Company’s Common Stock for 2004 and 2003 appear in Note M of the Notes to Consolidated Financial Statements on page 50. Also see Note E on page 36 for restrictions on payment of dividends. As of September 28, 2004, there were 1,902 shareholders of record of Common Stock.

        The high and low sales prices for the Company’s Common Stock for each full quarterly period during 2004 and 2003, were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003	$14.96 — 19.06	$16.20 — 18.90	$16.09 — 20.29	$19.87 — 24.59
2004	$23.55 — 29.11	$26.58 — 30.75	$25.15 — 29.66	$25.05 — 29.40

         The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s Common Stock during the quarterly period ended July 31, 2004.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

May 1-May 31, 2004	—	—	—	6,766,600
June 1-June 30,2004	281,000	$27.06	281,000	6,485,600
July 1-July 31, 2004	—	—	—	6,485,600

Total	281,000	$27.06	281,000	6,485,600

(1)  On January 17, 2003, the Company’s Board of Directors authorized the repurchase of up to 8.0 million common shares. This repurchase authorization, which is effective until terminated by the Board of Directors, replaces the existing authority that expired at the end of March 2003. There were no repurchases of Common Stock made outside of the Company’s current repurchase authorization during the fourth quarter ended July 31, 2004.

Item 6.  SELECTED FINANCIAL DATA

        The information for the years 2000 through 2004 on page 4 of the 2004 Annual Report to Shareholders is incorporated herein by reference.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operation

        The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Report.

Overview

        The Company manufactures filtration systems and replacement parts. The Company’s core strengths are leading filtration technology, strong customer relationships and global presence. The Company operates through two reporting segments, Engine Products and Industrial Products and has a product mix including air and liquid filters and exhaust and emission control products. As a worldwide business, the Company’s results of operations are affected by global industrial and economic factors. The Company’s diversity between its original equipment and replacement parts customers, its diesel engine and industrial end markets, and its North American and international end markets has helped to limit the impact of these factors on the consolidated results of the Company. The Company’s broad strength in most of its end markets drove record earnings in fiscal 2004 as the Company transitioned from weak conditions in many of its end markets to rapid demand acceleration in fiscal 2004.

        The Company reported record sales in 2004 of $1.415 billion, up 16.1 percent from $1.218 billion in the prior year. The Company’s results were positively impacted by foreign exchange for the year. The impact of foreign currency translation during the year increased sales by $70.0 million. Excluding the current year impact of foreign currency translation, worldwide sales increased 10.4 percent during the year.

        Although net sales excluding foreign currency translation is not a measure of financial performance under GAAP, the Company believes it is useful in understanding its financial results and provides a measure for understanding the operating results of the Company’s foreign entities between different fiscal periods excluding the impact of foreign currency translation. Following is a reconciliation to the most comparable GAAP financial measure of this non-GAAP financial measure (in Millions):

	July 31, 2004	July 31, 2003
Net sales, excluding foreign currency translation	$1,345.0	$1,158.3
Current year foreign currency translation impact	70.0	60.0

Net sales	$1,415.0	$1,218.3

Steel price increases also impacted results during the year, particularly in the second half of fiscal 2004. The Company responded by recovering a portion of these price increases from customers and will continue these recovery efforts in the next fiscal year. The negative impact from the unrecovered portion of the steel price increases was partially offset by the operating leverage gained from higher production volumes. Operating expenses as a percent of net sales in fiscal 2004 increased 0.9 percent from the prior year as the Company invested in additional sales and engineering resources to capture the sales growth opportunity from the improved economic conditions. The Company believes that it has added sufficient resources and any incremental additions in the next year will not be significant. Net income in fiscal 2004 totaled $106.3 million, up 11.5 percent from $95.3 million in the prior year. Although not as significant as the impact on net sales, the Company’s net earnings were also positively impacted by foreign currency translation for the year. The impact of foreign currency translation during the year increased net earnings by $4.7 million. Excluding the current year impact of foreign currency translation, net earnings increased 6.6 percent during the year.

Although net earnings excluding foreign currency translation is not a measure of financial performance under GAAP, the Company believes it is useful in understanding its financial results and provides a measure for understanding the operating results of the Company’s foreign entities between different fiscal periods excluding the impact of foreign currency translation. Following is a reconciliation to the most comparable GAAP financial measure of this non-GAAP financial measure (in Millions):

	July 31, 2004	July 31, 2003
Net earnings, excluding foreign currency translation	$101.6	$90.8
Current year foreign currency translation impact, net of tax	4.7	4.5

Net earnings	$106.3	$95.3

The Company reported record diluted earnings per share of $1.18, a 12.4 percent increase from $1.05 in the prior year.

During fiscal 2004, the Company continued to see growth in its Engine Products segment, as sales in that segment grew to 58.8 percent of total sales, up from 56.1 percent in the prior year. This reflects the strength in the conditions in the markets that the Engine Products segment serves and the Company’s efforts to capitalize on this strength. In the Company’s Industrial Products segment, conditions in the markets it serves showed improvement during the year.

        Following is financial information for the Company’s Engine Products and Industrial Products segments. Corporate and Unallocated include corporate expenses determined to be non-allocable to the segments, interest income and expense, non-operating income and expenses not allocated to the business segments in the same period.

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company
2004	(Thousands of dollars)
Net sales	$832,267	$582,713	$—	$1,414,980
Earnings before income taxes	116,524	41,123	(15,811)	141,836
2003
Net sales	$683,254	$534,998	$—	$1,218,252
Earnings before income taxes	95,297	39,144	(3,874)	130,567
2002
Net sales	$611,647	$514,358	$—	$1,126,005
Earnings before income taxes	69,894	73,047	(23,923)	119,018

Factors within the Company’s reporting segments that contributed to the Company’s results for fiscal 2004 included strong results across all of the products within the Engine Products segment worldwide. North American truck build rates increased significantly for the year and off-road equipment markets strengthened, thus resulting in increased sales. Additionally, equipment utilization improved in both the truck and off-road markets, spurring aftermarket parts sales growth. In North America, regulations at both the federal and local levels created strong demand for diesel emission control products for trucks. In the Industrial Products segment, sales in the Company’s disk drive filters showed strong results as demand for computer hard drives remained high. Also, conditions in industrial air filtration improved, resulting in increased sales for the year worldwide, and although total worldwide sales in gas turbine products were down for the year, conditions in the gas turbine business showed improvement during the year.

        Following are net sales by product within the Engine Products segment and Industrial Products segment:

	2004	2003	2002
	(Thousands of dollars)
Engine Products segment:
Off-road products	$236,886	$194,823	$177,005
Transportation products	156,373	116,335	89,541
Aftermarket products	439,008	372,096	345,101

Total Engine Products segment	832,267	683,254	611,647

Industrial Products segment:
Industrial air filtration products	202,214	174,328	175,663
Gas turbine products	117,705	129,606	230,897
Special application products	140,640	110,192	107,798
Ultrafilter products	122,154	120,872	—

Total Industrial Products segment	582,713	534,998	514,358

Total Company	$1,414,980	$1,218,252	$1,126,005

There were several items that impacted the Company’s fiscal 2004 results. The Company recorded a pre-tax gain of $5.6 million for the sale of its Ome City, Japan facility which was partially offset by higher one-time costs related to the sale and the associated consolidation of production in Japan. Although this type of gain is not expected to recur, the Company anticipates that it will continue to have plant rationalization and expansion charges that will occur in future years and expects that they will continue to be consistent with prior year levels. Also, the Company recorded a reduction in income tax expense of $1.8 million from increasing research and development tax credits from prior years. In the last quarter of the fiscal year, the Company recorded three expense items totaling $11.6 million. The Company increased its litigation reserve by $5.0 million after the U.S. District Court for the Northern District of Iowa entered judgment against the Company on August 12, 2004 on patent infringement claims brought against the Company by EPC. The Court ruled that EPC was entitled to enhanced damages based on the Company’s willful infringement of the EPC patent and increased damages to a total of approximately $16 million, plus an award of pre-judgment interest in the amount of $1.1 million, together with post-judgment interest. On September 20, 2004, the Court granted EPC’s motion for attorneys’ fees and awarded attorneys’ fees and expenses in the amount of approximately $1.9 million. The Company intends to vigorously challenge the judgment and filed its notice of appeal on September 13, 2004. Additionally, as a result of ongoing discussions on a specific warranty-related matter, the Company increased its warranty reserve by $3.0 million. The Company believes that it is adequately reserved for these expenses based upon the facts that are known at this time. And finally, during the year-end close process, the Company identified and recorded an adjustment of $3.6 million relating to certain fiscal 2003 transactions between several of its Ultrafilter entities.

Overall, the Company anticipates sales growth percentages in the low-teens in the next fiscal year. The Company expects that increasing commodity prices, especially steel, will be partially offset by price increases to its customers and improving manufacturing efficiencies from continued strong volume. Economic conditions in the markets it serves will continue to impact the Company’s growth. The Company anticipates low-teens percentage growth for sales in its Engine Products segment in fiscal 2005 as it expects continued growth in North American heavy-duty truck build rates in fiscal 2005 and continued strong business conditions in Europe and Asia. Sales of off-road products are expected to remain strong in Asia and North America as conditions in construction and agriculture equipment markets have improved. Both North American and international sales of aftermarket products are expected to continue growing as increasing equipment utilization spurs replacement filter sales. Diesel emission retrofit sales in North America are anticipated to continue increasing as the Company’s technology solution gains acceptance. The Company also anticipates low-teens percentage growth for sales in its Industrial Products segment in fiscal 2005 as general conditions in the industrial market continue to improve. Global business conditions for gas turbine are expected to be stable and the Company expects that fiscal 2005 sales will be unchanged. Sales in industrial filtration solution products are expected to be strong in fiscal 2005 as North American and European industrial air and compressed air filtration markets are expected to continue improving in the near-term. Also, the Company anticipates that business conditions in this market in Asia will remain strong. The growth rate of disk drive product sales is expected to be lower following fiscal 2004’s strong recovery.

Fiscal 2004 Compared to Fiscal 2003

        Engine Products Segment The Engine Products segment sells to original equipment manufacturers (OEMs) in the construction, industrial, mining, agriculture and transportation markets and to independent distributors, OEM dealer networks, private label accounts and large private fleets. Products include air intake systems, exhaust and emissions systems, liquid filtration systems and replacement filters.

        Sales for the Engine Products segment were $832.3 million, an increase of 21.8 percent from $683.3 million in the prior year, reflecting increased sales across all products within this segment both in North America and internationally.

        Within the Engine Products segment, worldwide sales of truck products were $156.4 million, an increase of 34.4 percent from $116.3 million in the prior year. North American truck sales increased 29.5 percent from the prior year due to growing truck build rates and strong diesel emission sales as well as continued growth in the Company’s PowerCore™ products. International truck sales increased 45.2 percent with strong sales in both Asia and Europe showing increases of 49.1 percent and

36.2 percent, respectively. Sales in Asia reflect high demand for diesel truck emission control products in Japan resulting from new regulations.

        Worldwide sales of off-road products were $236.9 million, an increase of 21.6 percent from $194.8 million in the prior year. North American sales showed an increase of 15.1 percent on continued improvements in new construction and agriculture equipment demand. Internationally, sales of off-road products were up 31.7 percent from the prior year with sales increasing in both Asia and Europe by 38.3 percent and 28.7 percent, respectively, reflecting the strength in the off-road equipment market internationally.

        Worldwide aftermarket product sales of $439.0 million increased 18.0 percent from $372.1 million in the prior year. Sales in North America increased 11.9 percent over the prior year as equipment utilization rates continued to improve resulting in increasing demand for replacement parts. Additionally, the Company’s investment into additional staff, training tools and additional product coverage continued to drive sales results. International sales were strong with an increase over the prior year of 26.7 percent with sales increasing in both Europe and Asia by 31.8 percent and 20.1 percent, respectively. Both of these regions experienced strong demand for both truck and off-road equipment filters throughout the year.

        Industrial Products Segment The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines, and OEMs and end-users requiring highly purified air. Products include dust, fume and mist collectors, compressed air purification systems, liquid filters and parts, static and pulse-clean air filter systems, specialized air filtration systems for diverse applications including computer disk drives and PTFE membrane and laminates.

        Sales for the Industrial Products segment were $582.7 million, an increase of 8.9 percent from $535.0 million in the prior year. This growth results from strong sales of special application products and an improvement in industrial air filtration products for the year. These increases were partially offset by a decrease in sales of gas turbine products.

        Within the Industrial Products segment, worldwide sales of gas turbine products were $117.7 million, a decrease of 9.2 percent from $129.6 million in the prior year. A decline in North American sales of 41.4 percent was partially offset by increased international sales of 27.6 percent, which softened the consolidated impact in this market. The increase internationally reflects strength in the gas turbine market overseas with increased sales in both Europe and Asia of 35.5 percent and 10.1 percent, respectively, and includes units shipped to Iraq.

        Worldwide sales of industrial air filtration products of $202.2 million increased 16.0 percent from $174.3 million in the prior year. North American sales increased 12.7 percent, reflecting an improvement in the manufacturing economy. International sales were up 20.4 percent with increases in Asia and Europe of 29.9 percent and 15.0 percent, respectively. The increase in Asia reflects strong business conditions throughout the year, especially in China and Japan, while the smaller increase in Europe is from the improvement in Europe’s industrial economy during the second half of fiscal 2004 and favorable currency translation.

        Worldwide sales of Ultrafilter products of $122.2 million increased 1.1 percent from $120.9 million in the prior year. In the fourth quarter of fiscal 2003, additional sales of $11.5 million were recorded as a result of conforming Ultrafilter to the Company’s year end. The increased sales of Ultrafilter products were driven by additional market penetration as well as recovering industrial markets in Europe during the second half of fiscal 2004 and favorable currency translation.

        Worldwide sales of special application products were $140.6 million, a 27.6 percent increase from $110.2 million in the prior year. North American sales increased 46.6 percent from the prior year while international sales increased 21.7 percent. Sales of disk drive products in Asia increased 29.3 percent due to strong demand for computer hard drives. Worldwide sales of membrane products increased 25.4 percent from the prior year due to improvement in the Company’s core industrial and fabric markets with the majority of the gain in North America. Worldwide sales of hydraulic products increased 58.7 percent due to strong market conditions and the acquisition of the LHA industrial hydraulic business of Berendsen Fluid Power, Inc. in the first quarter of fiscal 2004.

        Consolidated Results The Company reported record net earnings for 2004 of $106.3 million compared to $95.3 million in 2003, an increase of 11.5 percent. Net earnings per share — diluted were a record $1.18, up 12.4 percent from $1.05 in the prior year. The Company’s operating income of $141.6 million increased from prior year operating income of $131.8 million by 7.5 percent. Operating income in the Engine Products segment again showed strong growth from the prior year as it increased to 79.1 percent of total operating income from 69.2 percent in the prior year. This growth reflects the strength in the markets that the Engine Products segment serves as well as the Company’s continuing efforts in improving operating efficiencies. Operating income in the Industrial Products segment as a percent of total operating income of 28.5 percent was slightly lower than the prior year’s 29.3 percent of total operating income. International operating income totaled 83.7 percent of consolidated operating income in 2004 as compared to 72.9 percent in 2003. Of the 2004 international operating income, Europe contributed 41.1 percent while Asia-Pacific contributed 54.1 percent. Total international operating income increased 23.5 percent from the prior year.

        Gross margin for 2004 was 31.8 percent compared to 32.1 percent in the prior year. Despite operating leverage gained from higher production volumes, gross margin was down from the prior year due primarily to the unrecovered portion of the steel price increases. Also, the fiscal 2003 adjustment that was identified in the fiscal 2004 closing process negatively impacted gross margin in 2004 by $2.3 million. The Company continued its efforts to improve manufacturing infrastructure and reduce product costs through plant rationalization. Plant rationalization costs were $6.2 million in 2004, slightly lower than $6.5 million in the prior year. The effect on diluted earnings per share was $.05 in both years.

        Operating expenses for 2004 were $314.5 million or 22.2 percent of sales, up from $259.4 million or 21.3 percent in the prior year. Operating expenses for the year were impacted by higher costs in Japan while managing through the plant rationalization and expenses relating to the strong revenue growth as well as necessary adjustments in incentive pay resulting from strong fiscal year results. Also included in operating expenses for 2004 was the adjustment of $5.0 million to increase the Company’s reserve for the patent infringement judgment and the $3.0 million increase to the Company’s warranty reserve regarding ongoing discussions on a specific warranty-related matter. Also, the fiscal 2003 adjustment that was identified in the fiscal 2004 closing process negatively impacted operating expenses in 2004 by $1.3 million. The Company continued to focus on operating expense controls in 2004.

        Interest expense of $5.0 million decreased $0.9 million from $5.9 million in the prior year, reflecting lower interest rates and debt levels from the prior year. Net other income totaled $5.2 million in 2004 compared to $4.7 million in the prior year. Components of other income for 2004 were as follows: interest income of $1.9 million, earnings from non-consolidated joint ventures of $4.4 million, foreign exchange losses of $0.5 million and other miscellaneous income and expense items netting to $0.6 million of miscellaneous expense.

        The effective income tax rate of 25.0 percent in 2004 was lower than the prior year tax rate of 27.0 percent. The decrease in the tax rate reflects a $1.8 million reduction in income tax expense during the year relating to the recognition of additional credits resulting from the completion of a research and development tax credit study and also reflects the increased contribution from the Company’s international operations. Although the tax rate going forward is dependent upon the applicable tax rates and the geographic mix of product sales and Company locations, the Company expects that it will return to approximately 27 percent in fiscal 2005.

        Total backlog at July 31, 2004 was $375.5 million, up 19.9 percent from the same period in the prior year. In the Engine Products segment, total backlog increased 28.1 percent compared to the same period in the prior year, reflecting the strength in business conditions in the markets served. In the Industrial Products segment, total backlog increased 7.1 percent from the same period in the prior year reflecting improving conditions in the industrial markets. Ninety-day backlog at July 31, 2004, goods scheduled for delivery within 90 days, was $208.9 million, up 14.0 percent from $183.2 million in he prior year. In the Engine Products segment, overall 90-day backlog was $124.4 million, an increase of 13.4 percent from the prior year. Within this segment, off-road products showed a solid increase of 29.4 percent from the prior year. Ninety-day backlog for aftermarket products increased 3.7 percent while truck products decreased by 1.7 percent. In the Industrial Products segment, overall 90-day backlog was $84.6 million, an increase of 15.0 percent from the prior year. Within this segment, 90-day backlog for gas turbine products decreased 9.2 percent. This decrease was offset by increases in industrial filtration solutions (industrial air filtration and Ultrafilter products) of 40.4 percent and special application products of 11.3 percent.

        In July 2003, the Company closed on the sale of the land and building in Ome City, Japan. The Company received full payment of the purchase price of $10.8 million in fiscal 2003. The Company recorded a gain on the sale of $5.6 million in the second quarter of fiscal 2004, after completion of approvals for the environmental remediation of the site, which was a condition of the sale. The environmental remediation was completed by the Company in the first quarter of fiscal 2004 and approvals were received in the second quarter of fiscal 2004. During the first quarter of fiscal 2004, the Company vacated and disposed of the property, plant and equipment.

Fiscal 2003 Compared to Fiscal 2002

(Earnings per share amounts have been restated to reflect the Company’s two-for-one stock split effected in the form of a 100 percent stock dividend distributed on March 19, 2004.)

        The Company reported sales in 2003 of $1.218 billion, up 8.2 percent from $1.126 billion last year, and recorded its 14th consecutive year of record earnings per share. The Company’s Engine Products segment showed strong sales and earnings growth worldwide. Within the Industrial Products segment, despite the significant contraction in the gas turbine business and the resulting drop in sales, the Company reported profitable operating income in gas turbine products. Additionally, sales and earnings were favorably impacted by the July 2002 acquisition of Ultrafilter and its integration into the Industrial Products segment.

        Engine Products Segment The Engine Products segment sells to original equipment manufacturers (OEMs) in the construction, industrial, mining, agriculture and transportation markets and to independent distributors, OEM dealer networks, private label accounts and large private fleets. Products include air intake systems, exhaust and emissions systems, liquid filtration systems and replacement filters.

        Sales for the Engine Products segment were $683.3 million, an increase of 11.7 percent from $611.6 million in the prior year, reflecting increased sales across all products within this segment both in North America and internationally.

        Within the Engine Products segment, worldwide sales of truck products were $116.3 million, an increase of 29.9 percent from $89.5 million in the prior year. North American truck sales increased 20.0 percent from the prior year as light-duty diesel sales more than doubled over last year, reflecting additional sales from the new small diesel filtration offering featuring the Company’s PowerCore™ technology. International truck sales increased 59.4 percent from the prior year, reflecting continued high demand for emission control products in Japan.

        Worldwide sales of off-road products were $194.8 million, an increase of 10.1 percent from $177.0 million in the prior year. North American sales showed a slight increase of 1.1 percent and were impacted by continued weak equipment demand but were somewhat offset by increased defense sales over the prior year. Internationally, sales of off-road products were up 33.7 percent from the prior year with sales increasing in both Europe and Asia by 27.1 percent and 28.7 percent, respectively. The increase in Asia reflects strong sales in Japan, including the continued export demand for off-road equipment into China.

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

        (Certain fiscal 2002 product sales amounts were reclassified within the Engine Products segment in 2003 to conform to the 2003 presentation. There was no impact to the total Engine Products segment for fiscal 2002.)

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

        Within the Industrial Products segment, worldwide sales of gas turbine products were $129.6 million, a decrease of 43.9 percent from a record $230.9 million in the prior year. Despite the decrease, the gas turbine business maintained its gross margin percentage and remained profitable on the operating income line for the year by effectively managing its capacity utilization. Sales in North America declined 59.8 percent from the prior year while sales internationally increased 2.3 percent as market conditions were steady outside of North America.

        Worldwide sales of industrial air filtration products of $174.3 million decreased 0.8 percent from $175.7 million in the prior year, reflecting the continued impact of weakness in industrial capital spending. In North America, sales decreased 9.9 percent from the prior year, though orders in the fourth quarter showed the first year-over-year increase in almost three years. International sales were up 10.5 percent primarily due to foreign currency translation.

        Worldwide sales of special application products were $110.2 million, a 2.2 percent increase from $107.8 million in the prior year. Sales of membrane products increased 20.4 percent from the prior year on an improvement in its core filtration markets, growing acceptance of its performance fabrics and success in technical product markets. Sales in hydraulic filter products increased from the prior year by 23.4 percent. Disk drive sales decreased from the prior year by 7.2 percent, although the computer industry is beginning to pick up following several difficult quarters. In North America, sales of special application products decreased 6.1 percent from the prior year while sales increased 5.1 percent internationally.

        Worldwide sales of Ultrafilter products totaled $120.9 million. In fiscal 2003, the Company had a favorable impact from conforming the year end of Ultrafilter to the Company’s year end, resulting in $11.5 million of additional sales.

        Consolidated Results The Company reported record net earnings for 2003 of $95.3 million compared to $86.9 million in 2002, an increase of 9.7 percent. Net earnings per share — diluted were a record $1.05, up 10.5 percent from $.95 in the prior year. An increase in net sales as well as continued manufacturing infrastructure improvements, product cost reductions and operating expense controls all contributed to the Company achieving its 14th consecutive year of record earnings per share. The Company’s operating income increased from the prior year by 6.4 percent. Operating income in the Engine Products segment again showed significant growth from the prior year as it grew to almost

70 percent of total operating income in the year from about 50 percent in the prior year. This growth reflects the continuing efforts in improving operating efficiencies in the Engine business and the increased demand for Engine products discussed above. Operating income in the Industrial Products segment decreased to about 30 percent of total operating income in the year from almost 60 percent in the prior year. International operating income totaled 72.9 percent of consolidated operating income in 2003 as compared to 64.6 percent in 2002. Of the 2003 international operating income, Europe contributed 39.1 percent while Asia-Pacific contributed 51.2 percent. Total international operating income increased 20.0 percent from the prior year. In U.S. dollars, Europe’s operating income increased 14.5 percent, resulting from the effects of foreign currency translation due to the continued strengthening of the euro against the U.S. dollar. In U.S. dollars, Asia-Pacific’s operating income increased 11.6 percent, resulting from the effects of foreign currency translation.

        Gross margin for 2003 increased to 32.1 percent compared to 31.0 percent in the prior year. The addition of Ultrafilter was the main driver for the increase. Also contributing were the Company’s continued efforts to improve manufacturing infrastructure and reduce product costs through plant rationalization. Plant rationalization costs, including plant closure costs, came to $.05 per share versus $.03 per share in the prior year.

        Operating expenses as a percent of sales for 2003 and 2002 were 21.3 percent and 20.0 percent, respectively. Operating expenses in 2003 totaled $259.4 million compared to $225.6 million in 2002, an increase of $33.7 million, or 15.0 percent. The increase over the prior year was attributable to the addition of Ultrafilter, where operating expenses, as a percent of sales, were higher than the Company’s existing businesses. Operating expense control remained one of the Company’s key initiatives across the Company in 2003.

        Interest expense decreased $0.6 million, reflecting lower interest rates and debt levels from the prior year. Other income, net totaled $4.7 million in 2003 compared to $1.7 million in the prior year. Components of other income for 2003 were as follows: interest income of $1.2 million, earnings from non-consolidated joint ventures of $3.2 million, foreign exchange losses of $0.1 million and other miscellaneous income and expense items netting to $0.4 million of miscellaneous income. Miscellaneous income included a gain in the amount of $1.9 million resulting from the demutualization of a life insurance company in which the Company held shares, offset by $1.5 million of various miscellaneous expense items. Prior year net other income included an expense for a discretionary $2.5 million contribution for funding the Donaldson Foundation.

        The effective income tax rate of 27.0 percent in 2003 remained unchanged from the prior year. The Company’s tax rate going forward is dependent upon the applicable tax rates and the geographic mix of product sales and Company locations, and is subject to change.

        Total backlog at July 31, 2003 was $313.1 million, down 1.8 percent from the prior year. In the Engine Products segment, total backlog increased 6.8 percent compared to the prior year, reflecting improvement in business conditions in the markets served. In the Industrial Products segment, total backlog decreased 5.3 percent from the prior year reflecting the continued downturn in the North American gas turbine market. Ninety-day backlog, goods scheduled for delivery within 90 days, was $183.2 million, up 2.8 percent from $178.3 million in the prior year. In the Engine Products segment, overall 90-day backlog increased 9.8 percent from the prior year. Within this segment, truck products showed a solid increase of 25.8 percent from the prior year. Ninety-day backlog for off-road products increased by 10.9 percent, while aftermarket products decreased 6.6 percent. In the Industrial Products segment, overall 90-day backlog decreased 6.1 percent from the prior year. Within this segment, 90-day backlog for gas turbine products decreased 34.5 percent. This decrease was somewhat offset by increases in industrial air filtration products and special application products by 11.8 percent and 17.2 percent, respectively.

Liquidity and Capital Resources

        Financial Condition At July 31, 2004, the Company’s capital structure was comprised of $54.1 million of current debt, $70.9 million of long-term debt and $549.3 million of shareholders’ equity. The Company had cash and cash equivalents of $99.5 million at July 31, 2004. The ratio of long-term debt to total capital was 11.4 percent and 19.0 percent at July 31, 2004 and 2003, respectively. The decrease in the ratio of long-term debt to total capital is due to the reclassification of $33.7 million of long-term debt to current maturities as of July 31, 2004.

        Total debt outstanding increased $5.0 million for the year to $124.9 million outstanding at July 31, 2004. The increase is a result of an increase in short-term borrowings outstanding at the end of the year by $5.6 million from the prior year. Offsetting the increase in short-term borrowings was a decrease in long-term debt of $0.6 million. The decrease in long-term debt was comprised of a decrease of $1.9 million as a result of payments made during the year and a decrease in unsecured senior notes of $0.3 million as a result of the market value adjustment for the interest rate swap agreements. Long-term debt also increased from the prior year by $1.6 million due to foreign exchange translation.

        In September 2002, the Company entered into a new three-year multi-currency revolving facility with a group of banks under which the Company may borrow up to $150.0 million. The agreement provides that loans may be made under a selection of currencies and rate formulas including Base Rate Advances or Off Shore Rate Advances. The interest rate on each advance is based on certain market interest rates and leverage ratios. Facility fees and other fees on the entire loan commitment are payable over the duration of this facility. There was no balance outstanding at July 31, 2004 and $5.0 million outstanding at July 31, 2003, leaving $150.0 million and $145.0 million available for further borrowing under such facilities at July 31, 2004 and July 31, 2003, respectively. On September 2, 2004, the Company amended and restated its existing $150 million, three-year credit agreement that was to mature on September 27, 2005. The amendment extended the maturity date of the facility to September 2, 2009. There were no material changes to other terms and conditions.

        The following table summarizes the Company’s fixed cash obligations as of July 31, 2004 for the years indicated (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt obligations	$101,999	$33,768	$11,555	$38,941	$17,735
Capital lease obligations	3,204	578	1,935	691	—
Operating lease obligations	10,481	6,062	4,046	325	48
Purchase obligations(1)	111,131	108,728	2,403	—	—
Deferred compensation and other(2)	9,271	428	3,408	2,579	2,856

Total	$236,086	$149,564	$23,347	$42,536	$20,639

(1)	Purchase obligations consist primarily of inventory, tooling, contract employment services and capital expenditures. The Company’s purchase orders for inventory are based on expected customer demand, and quantities and dollar volumes are subject to change.
(2)	Deferred compensation and other consists primarily of salary and bonus deferrals elected by certain executives under the Company’s deferred compensation plan. Deferred compensation balances earn interest based on a treasury bond rate as defined by the plan, and are payable at the election of the participants.

        For its U.S. pension plans, the Company does not have a minimum required contribution for fiscal 2005. However, the Company may contribute up to its maximum deductible contribution of $36.5 million in fiscal 2005. For its non-U.S. pension plans, the Company estimates that it will contribute approximately $2.4 million in fiscal 2005. Future estimates of the Company’s pension plan contributions may change significantly depending on the actual rate of return on plan assets, discount rates, discretionary pension contributions and regulatory rules.

        The Company also has two agreements under uncommitted credit facilities, which provide unsecured borrowings for general corporate purposes. At July 31, 2004 and 2003, there was $40.0 million and $35.0 million available for use under these facilities, respectively. There was $12.4 million and $2.4 million outstanding under these facilities at July 31, 2004 and 2003, respectively. The weighted average interest rate on these short-term borrowings outstanding at July 31, 2004 and 2003 was 1.75 percent and 1.36 percent, respectively.

        The Company also has a 100 million euro program for issuing treasury notes for raising short, medium and long-term financing for its European operations. At July 31, 2004 and July 31, 2003 there were no amounts outstanding under the program. Additionally, the Company’s European Operations have lines of credit in the amount of 25.2 million euro. As of July 31, 2004 and July 31, 2003 there were no amounts outstanding.

        Also, at July 31, 2004 and 2003, the Company had outstanding standby letters of credit totaling $18.4 million and $16.1 million, respectively. The letters of credit guarantee payment to beneficial third parties in the event the Company is in breach of specified contract terms as detailed in each letter of credit. At July 31, 2004 and 2003 there were no amounts drawn upon these letters of credit.

        Shareholders’ equity increased $101.9 million in 2004 to $549.3 million. The increase was due to current year earnings of $106.3 million, an increase in accumulated other comprehensive income of $38.4 million, $4.8 million of stock option and other stock activity offset by $29.8 million of treasury stock repurchases and $17.8 million of dividend payments. The increase in accumulated other comprehensive income consisted primarily of a foreign currency translation adjustment of $23.7 million and a decrease in the Company’s additional minimum pension liability of $14.4 million.

        Stock Split On January 16, 2004, the Company’s Board of Directors declared a two-for-one stock split effected in the form of a 100 percent dividend. The Company distributed 43.4 million shares of common stock on March 19, 2004, to shareholders of record as of March 5, 2004. All share and per share amounts have been retroactively adjusted to reflect the stock split.

        Cash Flows During fiscal 2004, $118.1 million of cash was generated from operating activities, compared with $146.7 million in 2003 and $153.0 million in 2002. The decrease in cash generated from operating activities in 2004 resulted primarily from an increase in accounts receivable of $37.3 million and in inventory of $20.7 million, partially offset by an increase in accounts payable and other accrued expenses of $26.4 million during the year.

        In addition to cash generated from operating activities, the Company increased its outstanding short-term debt by $5.2 million while net long-term debt decreased by $1.9 million. Cash flow generated by operations was used primarily to support $47.7 million for capital expenditures, $29.8 million for stock repurchases and $17.8 million for dividend payments. Cash and cash equivalents increased $32.4 million during 2004.

        Capital expenditures for property, plant and equipment totaled $47.7 million in 2004 and 2003 and $46.2 million in 2002. Capital expenditures primarily related to productivity enhancing investments at various plants worldwide and continuing upgrades to the U.S. information systems.

        Capital spending in 2005 is planned between $45.0 million and $50.0 million. Significant planned expenditures include the further upgrade of U.S. information systems and investment in manufacturing equipment and tooling. It is anticipated that 2005 capital expenditures will be financed primarily by cash generated from operations and existing lines of credit.

        The Company expects that cash generated by operating activities will exceed $100 million again in 2005. At July 31, 2004, the Company had $99.5 million cash, $177.6 million available under existing credit facilities in the United States and 125.2 million euro available under existing credit facilities in Europe. The Company believes that the combination of existing cash, available credit under existing credit facilities and the expected cash generated by operating activities is adequate to meet cash requirements for fiscal 2005 including debt repayment, issuance of anticipated dividends and share repurchase activity.

        Dividends The Company’s dividend policy is to maintain a payout ratio, which allows dividends to increase with the long-term growth of earnings per share. The Company’s dividend payout ratio target is 20.0 percent to 25.0 percent of the average earnings per share of the last three years. The current quarterly dividend of 0.055 cents per share equates to 20.8 percent of the average net earnings per share for 2002 through 2004.

        Share Repurchase Plan In fiscal 2004, the Company repurchased 1.1 million shares of common stock on the open market for $29.8 million under the share repurchase plan authorized in January 2003,

at an average price of $27.79 per share. The Company repurchased 1.4 million shares for $24.9 million in 2003 and 1.4 million shares for $21.3 million in 2002.

        Subsequent to July 31, 2004, the Company repurchased 3.0 million shares from Banc of America Securities LLC under an overnight share repurchase program at a total cost of approximately $86.5 million. The overnight share repurchase program permitted the Company to purchase the shares immediately, while Banc of America Securities will purchase the shares in the market over the next six to nine months. At the end of the program, the Company may receive or be required to pay a price adjustment based on the actual cost of Banc of America Securities share purchases. After the repurchase, the Company had 83.1 million common shares outstanding.

        Off-Balance Sheet Arrangements The Company does not have any off-balance sheet arrangements, with the exception of the guarantee of 50 percent of certain debt of its joint venture, Advanced Filtration Systems, Inc. as further discussed in Note L of the Company’s Notes to Consolidated Financial Statements.

        Environmental Matters The Company establishes reserves as appropriate for potential environmental liabilities and will continue to accrue reserves in appropriate amounts. While uncertainties exist with respect to the amounts and timing of the Company’s ultimate environmental liabilities, management believes that such liabilities, individually and in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.

        New Accounting Standards Effective August 1, 2003, the Company adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 20, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s Consolidated Financial Statements.

        Effective August 1, 2003, the Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement requires that three types of freestanding financial instruments be classified as liabilities: mandatorily redeemable shares; instruments that do or may require the issuer to buy back some of its shares in exchange for cash or assets; and obligations that can be settled with shares, the value of which is fixed, tied to a variable or varies inversely with the share price. The Statement is effective for all financial instruments modified or entered into after May 31, 2003 and was otherwise effective for interim periods beginning after June 15, 2003. The adoption of SFAS No. 150 had no impact on the Company’s Consolidated Financial Statements.

        In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” relating to financial statement disclosures for defined benefit plans. The new Statement does not change the measurement or recognition of those plans that is required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The Statement retains the disclosure requirements contained in SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which it replaces and also requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132(R) was effective for the Company’s fiscal 2004. See Note G in the Notes to Consolidated Financial Statements for the new disclosures related to the Company’s pension and other postretirement benefit plans as required by SFAS No. 132(R). As SFAS No. 132(R) only provides for additional disclosures and does not impact the accounting for the Company’s pension plans, the adoption of this Statement did not have any impact on the Company’s Consolidated Financial Statements.

        In May 2004, the FASB issued FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of

2003” (FSP 106-2). FSP 106-2 requires an employer to initially account for any subsidy received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) as an actuarial experience gain to the accumulated postretirement benefit obligation (APBO), which would be amortized over future service periods. Future subsidies would reduce service cost each year. The Company’s financial statements as of July 31, 2004 do not reflect the effects of the Act, if any, on the APBO or net periodic postretirement benefit cost. The Company has not yet determined whether its postretirement benefit plans are “actuarially equivalent” to Medicare Part D under the Act. FSP 106-2 is effective for the Company beginning in the first quarter of its fiscal 2005 and the effect of the Act is not expected to have a material effect on the Company’s Consolidated Financial Statements.

Market Risk

        The Company’s market risk includes the potential loss arising from adverse changes in foreign currency exchange rates and interest rates. The Company manages foreign currency market risk, from time to time, through the use of a variety of financial and derivative instruments. The Company does not enter into any of these instruments for trading purposes to generate revenue. Rather, the Company’s objective in managing these risks is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. The Company uses forward exchange contracts and other hedging activities to hedge the U.S. dollar value resulting from anticipated foreign currency transactions. The Company also naturally hedges foreign currency through its production in the countries in which it sells its products. The Company’s market risk on interest rates is the potential decrease in fair value of long-term debt resulting from a potential increase in interest rates. See further discussion of these market risks below.

        Foreign Currency During 2004, the U.S. dollar was weaker throughout the year relative to the currencies of the foreign countries in which the Company operates, with the notable exception of the Mexican peso. The overall weakness of the dollar had a significant positive impact on the Company’s international net sales results because the foreign denominated revenues translated into more U.S. dollars.

        It is not possible to determine the true impact of foreign currency translation changes; however, the direct effect on net sales and net earnings can be estimated. For the year ended July 31, 2004, the impact of foreign currency translation resulted in an overall increase in net sales of $70.0 million and an increase in net earnings of $4.7 million. Foreign currency translation had a positive impact in several regions around the world. In Europe, the weaker U.S. dollar relative to the euro and British pound sterling resulted in an increase of $47.8 million on net sales and an increase of $2.5 million on net earnings. In the Asia-Pacific region, the weaker U.S. dollar relative to the Japanese yen had a positive impact on foreign currency translation with an increase in net sales of $10.7 million and an increase on net earnings of $0.7 million. The weaker U.S. dollar relative to the Australian dollar also resulted in an increase of $5.5 million in net sales and an increase of $0.7 million on net earnings. In addition, the weaker U.S. dollar relative to the South African rand also had a positive impact on foreign currency translation with an increase in net sales of $6.1 million and an increase in net earnings of $0.6 million. As stated earlier, the U.S. dollar did strengthen compared to the Mexican peso with a corresponding decrease of $1.2 million on net sales and no impact on net earnings.

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

        Some products made in the United States are sold abroad, primarily in Europe and Canada. As a result, sales of such products are affected by the value of the U.S. dollar relative to other currencies. Any long-term strengthening of the U.S. dollar could depress these sales. Also, competitive conditions in the Company’s markets may limit its ability to increase product pricing in the face of adverse currency movements.

        Interest The Company’s exposure to market risks for changes in interest rates relates primarily to its short-term investments, short-term borrowings and interest rate swap agreement. The Company has no earnings or cash flow exposure due to market risks on its long-term debt obligations as a result of the fixed-rate nature of the debt. However, interest rate changes would affect the fair market value of the debt. At July 31, 2004, the fair value of the Company’s long-term debt approximates market. Market risk is estimated as the potential decrease in fair value resulting from a hypothetical one-half percent increase in interest rates and amounts to approximately $2.5 million.

        The Company entered into two interest rate swap agreements to hedge its exposure to changes in the fair value of its fixed-rate debt. The interest rate swap agreement entered into on June 6, 2001 has an aggregate notional amount of $27.0 million maturing on July 15, 2008. The interest rate swap agreement entered into on March 18, 2003 has an aggregate notional amount of $25.0 million maturing on August 15, 2010. The variable rate on both of the swaps is based on the six-month London Interbank Offered Rates (“LIBOR”). As of July 31, 2004, the interest rate swaps had a fair value of $1.0 million, which is recorded net of the underlying debt in the liabilities section of the balance sheet.

        Subsequent Events On August 2, 2004, the Company terminated its two interest rate swaps that were in place as of July 31, 2004. The aggregate value of the two interest rate swaps at the termination date of $1.0 million will be amortized over the remaining life of the underlying debt.

        On August 2, 2004, the Company entered into an interest rate swap agreement to hedge its exposure to changes in the fair value of the $30.0 million senior notes that it had engaged a placement agent to issue. The interest rate on the $30.0 million senior notes offering was locked at 4.35 percent on August 2, 2004. The interest rate swap agreement has an aggregate notional amount of $30.0 million maturing on December 17, 2011. The variable rate on the swap is based on the six-month London Interbank Offered Rates (“LIBOR”).

        On September 30, 2004, the agreement to issue the $30.0 million, 4.85 percent senior notes due December 17, 2011 was executed. The Company will receive the proceeds from the debt issuance on December 17, 2004.

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

        Allowance for doubtful accounts — Allowances for doubtful accounts are estimated by management based on evaluation of potential losses related to customer receivable balances. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical write-off experience in the industry, regional economic data and evaluating specific customer accounts for risk of loss. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the

Company feels it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers. The establishment of this reserve requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though management considers these balances adequate and proper, changes in economic conditions in specific markets in which the Company operates could have an effect on reserve balances required.

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

        To develop the expected long term rate of return on assets assumption for its pension plans, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. The expected long term rate of return on assets assumption for the plans outside the U.S. reflect the investment allocation and expected total portfolio returns specific to each plan and country.

        The Company’s objective in selecting a discount rate for its pension plans is to select the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date taking into account the nature and duration of the benefit obligations of the plan. In making this best estimate, the Company looks at rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the benefits. This process includes looking at the universe of bonds available on the measurement date with a quality rating of Aa or better. Similar appropriate benchmarks are used to determine the discount rate for the non-U.S. plans.

Forward-Looking Statements

        From time to time, the Company, through its management, may make forward-looking statements reflecting the Company’s current views with respect to future events and financial performance. These forward-looking statements, which may be in reports filed under the Securities Exchange Act of 1934, as amended (The “Exchange Act”), in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the company, are subject to certain risks and uncertainties, including those discussed below which could cause actual results to differ materially from historical results or those anticipated. The words or phrases “will likely result,” “are expected to,” “will continue,” “estimate,” “project,” “believe,” “expect,” “anticipate,” “forecast” and similar expressions are intended to identify forward-looking statements within the meaning of Section 21e of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995 (“PSLRA”). In particular the Company desires to take advantage of the protections of the PSLRA in connection with the forward-looking statements made in this Annual Report to Shareholders.

        Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. In addition, the company wishes to advise readers that the factors listed below, as well as other factors could affect the company’s financial or other performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods or events in any current statement. This discussion of factors is not intended to be exhaustive, but rather to highlight important risk factors that impact results. General economic and political conditions and many other contingencies that may cause the Company’s actual results to differ from those currently anticipated are not separately discussed. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

        Risks Associated with Currency Fluctuations The Company maintains international subsidiaries and operations in many countries, and the results of operations and the financial position of each of the company’s subsidiaries is reported in the relevant foreign currency and then translated into United States (“U.S.”) dollars at the applicable foreign currency exchange rate for inclusion in the Company’s consolidated financial statements. As exchange rates between these foreign currencies and the U.S. dollar fluctuate, the translation effect of such fluctuations may have an adverse effect on the Company’s results of operations or financial position as reported in U.S. dollars.

        Risks Associated with International Operations The Company does business and has manufacturing operations in numerous countries and regions, including China, Hong Kong, India, Indonesia, Japan, Korea, Malaysia, Philippines, Singapore and other Asia-Pacific countries, Western and Eastern Europe, the Middle East, Africa, Canada, Mexico, Central America and South America. The stability, growth and profitability of this portion of the company’s business may be affected by changes in political and military events, trade, monetary and fiscal policies and the laws and regulations of the United States and other trading nations. In addition, the Company’s international operations are subject to the risk of new and different political and military events, legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, potential difficulties in staffing and managing local operations, credit risk of local customers and distributors, potential difficulties in protecting intellectual property, risk of nationalization of private enterprises, potential imposition of restrictions on investments, potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries, and local economic, political and social conditions, including the possibility of hyper-inflationary conditions, in certain countries. If for whatever reason, the U.S. were to enter a recession, then demand for Company products would be negatively impacted in North America and throughout the rest of the world.

        Competition and Technology Issues The markets in which the Company operates are highly competitive and fragmented both geographically and by application. As a result, the Company competes with numerous regional or specialized competitors, many of which are well established in their respective markets. The Company has, from time to time, experienced price pressures from competitors in certain product lines and geographic markets. The Company’s competitors and new entrants into the

Company’s lines of business can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. Competition in the Company’s lines of business may limit its ability to recover future increases in labor and raw material expenses. Although the Company believes that it has certain technological and other advantages over its competitors, realizing and maintaining these advantages will require continued productive investment by the Company in research and development, sales and marketing and customer service and support. There can be no assurance that the Company will be successful in maintaining such advantages. Successful product innovation by competitors that reach the market prior to comparable innovation by the Company or that are amenable to patent protection may adversely affect the Company’s financial performance.

        A number of the Company’s major OEM customers manufacture products for their own use that compete with the Company’s products. Although these OEM customers have indicated that they will continue to rely on outside suppliers, the OEMs could elect to manufacture products for their own use and in place of the products now supplied by the Company. In addition, customers of the Company’s engine filtration and exhaust products business line could decide to meet their filtration requirements through alternative methods, such as engine design modifications, rather than rely on the Company’s products.

        Risks Relating to Acquisitions The Company has in the past and may in the future pursue acquisitions of complementary product lines, technologies or businesses. It also completed the acquisition of Ultrafilter at the end of fiscal 2002. Acquisitions by the Company may result in potentially dilutive issuance’s of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could adversely affect the Company’s profitability. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, corporate culture conflicts, the diversion of management’s attention from other business concerns, assumption of unanticipated legal liabilities and the potential loss of key employees of the acquired company. There can be no assurance that the Company will be able to identify and successfully complete and integrate acquisitions. There can be no assurance as to the effect of acquisitions on the Company’s business or operating results.

        Environmental Matters The Company is subject to various environmental laws and regulations in the jurisdictions in which it operates, including those relating to air emissions, wastewater discharges, the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the use and disposal of hazardous substances. The Company, like many of its competitors, has incurred and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations in both the United States and abroad.

        Product Demand Considerations Demand for certain of the Company’s products tends to be cyclical, responding historically to varying levels of construction, agricultural, heavy equipment manufacturing, mining and industrial activity in the United States and in other industrialized nations. Other factors affecting demand include the availability and cost of financing for equipment purchases and the market availability of used equipment.

        Sales to each of Caterpillar, Inc. and its subsidiaries and General Electric and its subsidiaries have accounted for greater than 10 percent of the Company’s net sales in one or more of the last five fiscal years. An adverse change in Caterpillar’s or General Electric’s financial performance, condition or results of operations or a material reduction in sales to this customer for any other reason could negatively impact the Company’s operating results.

        Availability and Cost of Product Components The Company obtains raw material and certain manufactured components from third-party suppliers, including significant purchases of steel. The Company maintains limited raw material inventories, and as a result, even brief unanticipated delays in delivery or increases in prices by suppliers, including those due to capacity constraints, labor disputes, tariffs, impaired financial condition of suppliers, weather emergencies or other natural disasters, may adversely affect the Company’s ability to satisfy its customers on delivery and pricing and thereby affect the Company’s financial performance.

        Changes in the Mix of Products Comprising Revenue The Company’s products constitute various product lines, which have varying profit margins. A change in the mix of products sold by the Company from that currently experienced could adversely affect the Company’s financial performance.

        Research and Development The Company makes significant annual investment in research and development activities to develop new and improved products and manufacturing processes. There can be no assurance that research and development activities will yield new or improved products or products which will be purchased by the Company’s customers, or new and improved manufacturing processes.

        Other Factors The Company wishes to caution investors that other factors may in the future prove to be important in affecting the Company’s results of operations. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

        Investors are further cautioned not to place undue reliance on such forward-looking statements as they speak only to the Company’s views as of the date the statement is made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7.A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market Risk disclosure as discussed under “Market Risk” appears in Management’s Discussion and Analysis on page 17.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Earnings
Donaldson Company, Inc. and Subsidiaries

	Year ended July 31,

	2004	2003	2002

	(Thousands of dollars, except share and per share amounts)
Net sales	$1,414,980	$1,218,252	$1,126,005
Cost of sales	964,539	827,101	776,513

Gross margin	450,441	391,151	349,492
Selling, general and administrative	279,095	228,930	197,492
Research and development	35,374	30,456	28,150
Gain on sale of Ome land and building	(5,616)	—	—

Operating income	141,588	131,765	123,850
Interest expense	4,954	5,889	6,531
Other (income), net	(5,202)	(4,691)	(1,699)

Earnings before income taxes	141,836	130,567	119,018
Income taxes	35,519	35,253	32,135

Net earnings	$106,317	$95,314	$86,883

Weighted average shares — basic	87,960,423	86,990,676	88,316,148
Weighted average shares — diluted	90,429,956	90,469,966	91,428,818
Net earnings per share — basic	$1.21	$1.10	$0.98
Net earnings per share — diluted	$1.18	$1.05	$0.95

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Balance Sheets
Donaldson Company, Inc. and Subsidiaries
	At July 31,

	2004	2003

	(Thousands of dollars, except share amounts)
Assets
Current assets
Cash and cash equivalents	$99,504	$67,070
Accounts receivable, less allowance of $8,741 and $5,836	274,120	226,815
Inventories
Raw materials	52,979	45,088
Work in process	21,109	12,374
Finished products	69,330	57,428

Total inventories	143,418	114,890
Deferred income taxes	16,129	16,917
Prepaids and other current assets	24,209	29,013

Total current assets	557,380	454,705
Property, plant and equipment, at cost
Land	14,979	13,195
Buildings	147,339	127,532
Machinery and equipment	441,893	405,895
Construction in progress	19,277	26,400
Property, plant and equipment held for sale	—	7,349

	623,488	580,371
Less accumulated depreciation	(361,959)	(324,935)

Net property, plant and equipment	261,529	255,436
Goodwill	96,574	92,143
Intangible assets	19,127	17,188
Other assets	66,999	62,525

Total assets	$1,001,609	$881,997

Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings	$19,736	$14,152
Current maturities of long-term debt	34,346	646
Trade accounts payable	124,401	122,759
Accrued employee compensation and related taxes	45,701	33,013
Accrued liabilities	23,789	23,597
Other current liabilities	27,551	19,909

Total current liabilities	275,524	214,076
Long-term debt	70,856	105,156
Deferred income taxes	25,981	21,316
Other long-term liabilities	79,955	94,056

Total liabilities	452,316	434,604
Commitments and contingencies (Note L)
Shareholders’ equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 120,000,000 shares authorized, 88,643,194
and 99,311,908 shares issued in 2004 and 2003, respectively	443,216	248,280
Retained earnings	111,768	337,245
Deferred stock compensation	22,092	14,524
Accumulated other comprehensive income (loss)	31,558	(6,888)
Treasury stock — 2,361,899 and 6,237,469 shares in 2004 and 2003, at cost	(59,341)	(145,768)

Total shareholders’ equity	549,293	447,393

Total liabilities and shareholders’ equity	$1,001,609	$881,997

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Donaldson Company, Inc. and Subsidiaries

	Year ended July 31,

	2004	2003	2002

	(Thousands of dollars)
Operating Activities
Net earnings	$106,317	$95,314	$86,883
Adjustments to reconcile net earnings to net cash
provided by operating activities
Gain on sale of Ome land and building	(5,616)	—	—
Depreciation and amortization	41,555	37,557	31,751
Equity in (earnings) loss of affiliates	(1,066)	(515)	82
Deferred income taxes	(1,598)	637	(5,266)
Other	6,331	(1,571)	(4,250)
Changes in operating assets and liabilities, net of
acquired businesses
Accounts receivable	(37,270)	34,374	8,053
Inventories	(20,734)	5,795	13,608
Prepaids and other current assets	3,691	(3,300)	(2,979)
Trade accounts payable and other accrued
expenses	26,442	(21,573)	25,153

Net cash provided by
operating activities	118,052	146,718	153,035

Investing Activities
Purchases of property, plant and equipment	(47,738)	(47,748)	(46,156)
Proceeds from sale of property, plant, and equipment	4,708	14,455	5,627
Acquisitions and investments in affiliates	(4,397)	(1,577)	(68,349)

Net cash used in investing activities	(47,427)	(34,870)	(108,878)

Financing Activities
Proceeds from long-term debt	—	1,564	107
Repayments of long-term debt	(1,873)	(502)	(23)
Change in short-term borrowings	5,195	(54,251)	2,961
Purchase of treasury stock	(29,765)	(24,874)	(21,271)
Dividends paid	(17,779)	(15,263)	(13,713)
Exercise of stock options	3,298	1,083	1,426

Net cash used in financing activities	(40,924)	(92,243)	(30,513)
Effect of exchange rate changes on cash	2,733	1,879	(4,194)

Increase in cash and cash equivalents	32,434	21,484	9,450
Cash and cash equivalents, beginning of year	67,070	45,586	36,136

Cash and cash equivalents, end of year	$99,504	$67,070	$45,586

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders’ Equity
Donaldson Company, Inc. and Subsidiaries

	Common Stock	Additional Paid-in Capital	Retained Earnings	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Thousands of dollars, except per share amounts)

Balance July 31, 2001	$248,280	$—	$195,602	$7,897	$(24,235)	$(108,451)	$319,093
Comprehensive income
Net earnings			86,883				86,883
Foreign currency translation					13,515		13,515
Additional minimum pension liability					(3,256)		(3,256)
Net loss on cash flow hedging derivatives					(320)		(320)

Comprehensive income							96,822

Treasury stock acquired						(21,271)	(21,271)
Stock options exercised		(3,023)	(8,138)	5,481		3,527	(2,153)
Deferred stock and other activity			217	107		232	556
Performance awards			59			205	264
Tax reduction — employee plans		3,023					3,023
Cash dividends ($.155 per share)			(13,713)				(13,713)

Balance July 31, 2002	248,280	—	260,910	13,485	(14,296)	(125,758)	382,621

Comprehensive income
Net earnings			95,314				95,314
Foreign currency translation					22,660		22,660
Additional minimum pension liability					(14,953)		(14,953)
Net loss on cash flow hedging derivatives					(299)		(299)

Comprehensive income							102,722

Treasury stock acquired						(24,874)	(24,874)
Stock options exercised		(3,760)	(4,281)	883		4,127	(3,031)
Deferred stock and other activity			440	156		523	1,119
Performance awards			125			214	339
Tax reduction — employee plans		3,760					3,760
Cash dividends ($.175 per share)			(15,263)				(15,263)

Balance July 31, 2003	248,280	—	337,245	14,524	(6,888)	(145,768)	447,393

Comprehensive income
Net earnings			106,317				106,317
Foreign currency translation					23,675		23,675
Additional minimum pension liability, net of tax					14,356		14,356
Net gain on cash flow hedging derivatives					415		415

Comprehensive income							144,763

Treasury stock acquired						(29,765)	(29,765)
Stock options exercised		(2,076)	(6,687)	1,900		5,838	(1,025)
Deferred stock and other activity			(3,449)	5,668		1,202	3,421
Performance awards			117			92	209
Tax reduction — employee plans		2,076					2,076
Two-for-one stock split	194,936		(303,996)			109,060	—
Cash dividends ($.205 per share)			(17,779)				(17,779)

Balance July 31, 2004	$443,216	$—	$111,768	$22,092	$31,558	$(59,341)	$549,293

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

        Principles of Consolidation The Consolidated Financial Statements include the accounts of Donaldson Company, Inc. and all majority-owned subsidiaries (the Company). All intercompany accounts and transactions have been eliminated. The Company’s three joint ventures that are not majority-owned are accounted for under the equity method. The Company does not have any variable interests in variable interest entities as of July 31, 2004.

        Reclassifications Certain amounts in prior periods have been reclassified to conform to the current presentation. The reclassifications had no impact on the Company’s net earnings or shareholders’ equity as previously reported.

        Use of Estimates The preparation of Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying notes. Actual results could differ from those estimates.

        Foreign Currency Translation For most foreign operations, local currencies are considered the functional currency. Assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the period. Translation gains or losses, net of applicable deferred taxes, are accumulated in the foreign currency translation adjustment in accumulated other comprehensive income (loss) in shareholders’ equity. Foreign currency transaction losses of $0.5 million, $0.1 million and $1.3 million are included in earnings before income taxes in 2004, 2003 and 2002, respectively.

        Cash Equivalents The Company considers all highly liquid temporary investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost that approximates market value.

        Accounts Receivable and Allowance for Doubtful Accounts Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical write-off experience in the industry, regional economic data and evaluating specific customer accounts for risk of loss. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

        Inventories Inventories are stated at the lower of cost or market. Domestic inventories are valued using the last-in, first-out (LIFO) method, while the international subsidiaries use the first-in, first-out (FIFO) method. Inventories valued at LIFO were approximately 35 percent of total inventories at July 31, 2004 and 2003. For inventories valued under the LIFO method, the FIFO cost exceeded the LIFO carrying values by $23.2 million and $22.2 million at July 31, 2004 and 2003, respectively. Results of operations for all periods presented were not materially affected by any liquidation of LIFO inventory.

        Property, Plant and Equipment Property, plant and equipment are stated at cost. Additions, improvements or major renewals are capitalized, while expenditures that do not enhance or extend the asset’s useful life are charged to operating expense as incurred. Depreciation is computed primarily under the straight-line method. Depreciation expense was $40.1 million in 2004, $36.3 million in 2003, and $31.7 million in 2002. The cost and related accumulated depreciation of assets sold or disposed of are removed from the accounts and the resulting gain or loss, if any, is recognized.

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

        Goodwill and Other Intangible Assets Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. Other intangible assets, consisting primarily of patents, trademarks and customer lists, are recorded at cost and are amortized on a straight-line basis over their estimated useful lives. Goodwill is tested for impairment annually or if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.

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

        The following table presents information necessary to calculate basic and diluted earnings per share:

	2004	2003	2002
	(In thousands, except per share amounts)
Weighted average shares — basic	87,960	86,991	88,316
Dilutive shares	2,470	3,479	3,113
Weighted average shares — diluted	90,430	90,470	91,429
Net earnings for basic and diluted earnings per share computation	$106,317	$95,314	$86,883
Net earnings per share — basic	$1.21	$1.10	$0.98
Net earnings per share — diluted	$1.18	$1.05	$0.95

        Stock Split On January 16, 2004, the Company’s Board of Directors declared a two-for-one stock split effected in the form of a 100 percent dividend. The Company distributed 43.4 million shares of common stock on March 19, 2004, to shareholders of record as of March 5, 2004. All share and per share amounts have been retroactively adjusted to reflect the stock split.

        Treasury Stock Repurchased common stock is stated at cost and is presented as a separate reduction of shareholders’ equity.

        Research and Development All expenditures for research and development are charged against earnings in the year incurred. Research and development expenses include basic scientific research and the application of scientific advances to the development of new and improved products and their uses. Research and development expenses totaled $35.4 million, $30.5 million and $28.2 million for 2004, 2003 and 2002, respectively.

        Stock-Based Compensation The Company offers stock-based employee compensation plans, which are more fully described in Note I. The Company accounts for stock-based compensation under the recognition and measurement principles using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. This method defines compensation cost for stock options as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost related to stock options is reflected in net income, as all options granted under the Company’s stock option plans require the employee’s payment be the market value of the Company’s stock on the date of grant. Restricted stock awards are recorded as compensation expense over the vesting periods based on the market value on the date of grant. Unearned compensation cost on restricted stock awards is shown as a reduction to shareholders’ equity. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock options.

	2004	2003	2002
	(Thousands of dollars, except per share amounts)
Net earnings, as reported	$106,317	$95,314	$86,883
Less total stock-based employee compensation expense under the fair value-based method, net of tax	(6,934)	(4,152)	(3,872)

Pro forma net earnings	$99,383	$91,162	$83,011

Basic net earnings per share
As reported	$1.21	$1.10	$0.98
Pro forma	$1.13	$1.05	$0.94
Diluted net earnings per share
As reported	$1.18	$1.05	$0.95
Pro forma	$1.10	$1.01	$0.91

        Revenue Recognition Revenue is recognized when product ownership and the risk of loss has transferred to the customer and the Company has no remaining obligations. The Company records estimated discounts and rebates as a reduction of sales in the same period revenue is recognized. Shipping and handling costs are classified as a component of cost of sales.

        Product Warranties The Company provides for estimated warranty costs at the time of sale and accrues for specific items at the time their existence is known and the amounts are determinable. The Company estimates warranty costs using standard quantitative measures based on historical warranty claim experience and, in some cases, evaluating specific customer warranty issues.

        Derivative Instruments and Hedging Activities The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in shareholders’ equity through other comprehensive income until the hedged item is recognized. Gains or losses related to the ineffective portion of any hedge are recognized through earnings in the current period.

        Asset Retirement Obligations The Company accounts for obligations under retirements of long-lived assets under SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. As of July 31, 2003, the Company had a legal obligation for the environmental remediation for its Ome City, Japan facility under the environmental laws and regulations of the city of Ome City, Japan. As of July 31, 2003, the Company capitalized its obligation and recorded a corresponding liability for this environmental remediation under SFAS No. 143. During fiscal 2004, the Company completed the environmental remediation of this property as a part of the closing of the sale of the land and building and removed the asset and corresponding liability for this obligation accordingly. As of July 31, 2004, the Company did not have any obligations associated with the retirement of long-lived assets.

        Exit or Disposal Activities The Company accounts for costs relating to exit or disposal activities under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” for exit and disposal activities initiated beginning in fiscal 2003. SFAS No. 146 addresses recognition, measurement and reporting of costs associated with exit and disposal activities including restructuring. See Note B for further discussion of exit and disposal activities relating to the Company’s plant closures.

        Guarantees Upon issuance of a guarantee, the Company recognizes a liability for the fair value of an obligation assumed under a guarantee. The Company is also required to provide additional disclosures in the interim and annual financial statements about the obligations associated with guarantees issued. See Note L for disclosures related to guarantees.

        New Accounting Standards Effective August 1, 2003, the Company adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 20, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s Consolidated Financial Statements.

        Effective August 1, 2003, the Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement requires that three types of freestanding financial instruments be classified as liabilities: mandatorily redeemable shares; instruments that do or may require the issuer to buy back some of its shares in exchange for cash or assets; and obligations that can be settled with shares, the value of which is fixed, tied to a variable or varies inversely with the share price. The Statement is effective for all financial instruments modified or entered into after May 31, 2003 and was otherwise effective for interim periods beginning after June 15, 2003. The adoption of SFAS No. 150 had no impact on the Company’s Consolidated Financial Statements.

        In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” relating to financial statement disclosures for defined benefit plans. The new Statement does not change the measurement or recognition of those plans that is required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’

Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The Statement retains the disclosure requirements contained in SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which it replaces and also requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132(R) was effective for the Company’s fiscal 2004. See Note G in the Notes to Consolidated Financial Statements for the new disclosures related to the Company’s pension and other postretirement benefit plans as required by SFAS No. 132(R). As SFAS No. 132(R) only provides for additional disclosures and does not impact the accounting for the Company’s pension plans, the adoption of this Statement did not have any impact on the Company’s Consolidated Financial Statements.

        In May 2004, the FASB issued FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2). FSP 106-2 requires an employer to initially account for any subsidy received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) as an actuarial experience gain to the accumulated postretirement benefit obligation (APBO), which would be amortized over future service periods. Future subsidies would reduce service cost each year. The Company’s financial statements as of July 31, 2004 do not reflect the effects of the Act, if any, on the APBO or net periodic postretirement benefit cost. The Company has not yet determined whether its postretirement benefit plans are “actuarially equivalent” to Medicare Part D under the Act. FSP 106-2 is effective for the Company beginning in the first quarter of its fiscal 2005 and the effect of the Act is not expected to have a material effect on the Company’s Consolidated Financial Statements.

NOTE B
Acquisitions and Plant Closures

        Acquisitions All acquisitions are accounted for as purchases. The purchase price assigned to the net assets acquired is based on the fair value of such assets and liabilities at the respective acquisition dates.

        On October 10, 2003, the Company acquired the assets of the LHA industrial hydraulic business of Berendsen Fluid Power, Inc., located in Marietta, Georgia, for $4.4 million in cash. LHA assembles and sells a line of industrial hydraulic filters and accessory parts. The LHA business complements the Company’s existing industrial hydraulic business and broadens the Company’s product offering and enhances its distribution network for industrial hydraulics. The financial results for LHA are included in the Company’s consolidated results from the date of acquisition as a part of the Company’s Industrial Products segment. Pro forma information is not presented due to the immateriality of the operating results of LHA.

        Following is a condensed balance sheet disclosing the final purchase price allocation based on fair values of the assets acquired and liabilities assumed. All of the $0.6 million of goodwill recorded in the purchase is tax deductible. Other intangible assets consist of customer lists and customer relationships acquired.

(Thousands of dollars)
Accounts receivable	$652
Net inventory	1,568
Current assets	9
Property, plant and equipment	167
Goodwill	614
Other intangible assets	1,946

Total assets acquired	4,956
Accounts payable assumed	(559)

Net assets acquired	$4,397

        On May 30, 2003, the Company acquired the assets of EPE Industrial Filters, Inc., located in Barrington, Illinois, for $0.3 million in cash. The Company’s final purchase price allocation of EPE was based on fair values of the assets acquired and liabilities assumed, primarily consisting of accounts receivable, inventory and accounts payable. This information is not presented due to the immateriality of the balances. The financial results for EPE are included in the Company’s consolidated results from the date of the acquisition. Pro forma information is not presented due to the immateriality of the operating results of EPE.

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

        The Company completed the purchase of all of the outstanding shares of Ultrafilter for $68.3 million in cash on July 12, 2002. Ultrafilter is headquartered in Haan, Germany, with operations in 30 countries. Ultrafilter designs and manufactures components, replacement parts and complete systems for the compressed air purification industry. Its products include compressed air filters and a wide assortment of replacement filters, a complete offering of refrigeration and desiccant dryers and condensate management devices. The acquisition of Ultrafilter fits the Company’s diversification strategy by expanding the Company’s presence in industrial markets, focuses on replacement parts and expands revenues outside of the United States. Ultrafilter’s operations are a part of the Company’s Industrial Products segment.

        The financial results of Ultrafilter are included in the Company’s consolidated results for fiscal 2004 and 2003. Additional revenue of $11.5 million was recorded in fiscal 2003 as a result of conforming the year end of Ultrafilter to the Company’s year end. The Company finalized its purchase price allocation in fiscal 2003, including a contractual net asset adjustment of $0.3 million and a contingent payment in the amount of $0.4 million, resulting in an excess of purchase price over the fair values of the net assets acquired of $32.6 million. Adjustments to the initial allocation consisted of adjustments for reappraisal of assets acquired. Restructuring liabilities recorded in conjunction with the acquisition of $1.2 million were recorded as of July 31, 2002 for costs associated with the termination and relocation of employees. Costs incurred and charged to this reserve amounted to $1.1 million for fiscal year ended July 31, 2003, resulting in a remaining balance of $0.1 million as of July 31, 2003. The remaining $0.1 million was incurred and charged to this reserve in fiscal 2004.

        Following is a condensed balance sheet disclosing the final purchase price allocation of Ultrafilter based on fair values of the assets acquired and liabilities assumed. Of the $32.6 million of goodwill recorded in the purchase, $31.3 million is tax deductible under U.S. tax rules.

(Thousands of dollars)
Accounts receivable	$21,956
Net inventory	14,359
Other current assets	3,294
Property, plant and equipment	20,621
Goodwill	32,609
Other non-current assets	18,537

Total assets acquired	111,376
Current liabilities	(27,770)
Long-term debt	(3,535)
Other long-term liabilities	(11,076)

Total liabilities assumed	(42,381)

Net assets acquired	$68,995

        Other non-current assets include other intangible assets such as patents and trademarks and deferred tax assets. Other long-term liabilities include deferred tax liabilities and other miscellaneous long-term liabilities.

        The following unaudited pro forma financial information reflects the consolidated results of the Company and Ultrafilter assuming the acquisition had occurred at the beginning of 2002. These unaudited pro forma results include estimated adjustments to operating results from purchase accounting adjustments had the acquisition occurred at the beginning of 2002, such as adjustments to depreciation expense and amortization expense of intangible assets acquired.

2002 Proforma
Net sales	$1,217,282
Net earnings	86,265
Earnings per share — diluted	0.95

        The unaudited pro forma results are presented for information purposes only. The results are not necessarily indicative of results that would have occurred had the acquisition been completed at the beginning of 2002, nor are they necessarily indicative of future operating results, or of the benefits of synergies resulting from the acquisition.

        Plant Closures During fiscal 2003, the Company made the decision to transfer its gas turbine product production in Baldwin, Wisconsin, to Monterrey, Mexico, resulting in the closure of one of its manufacturing facilities in Baldwin. The closure of this facility was completed by the end of fiscal 2003, with a pretax charge of $0.6 million recorded in fiscal 2003 in cost of sales in the Company’s Consolidated Statement of Earnings. This charge was primarily related to severance and other employee-related costs associated with the elimination of approximately 75 positions. Additionally, the Company closed its manufacturing facility located in Port Huron, Michigan, moving production to its facility in Auburn, Alabama. The closure of this facility was completed by the end of fiscal 2003, with a pretax charge of $0.2 million recorded in fiscal 2003 in cost of sales in the Company’s Consolidated Statement of Earnings. This charge was primarily related to severance and other employee-related costs associated with the elimination of approximately 50 positions. Internationally, the Company made the decision to close its manufacturing facility in Ome City, Japan, moving production to its facility in Gunma, Japan. The majority of this move was completed by the end of fiscal 2003, with a pretax charge of $2.7 million recorded in fiscal 2003, the majority of which was recorded in cost of sales in the Company’s Consolidated Statement of Earnings. This charge was primarily related to severance and other employee-related costs associated with the elimination of approximately 50 positions. In July 2003, the Company closed on the sale of the land and building in Ome City, Japan. The Company received full payment of the purchase price of $10.8 million in fiscal 2003. The Company recorded a gain on the sale of $5.6 million in the second quarter of fiscal 2004, after completion of approvals of environmental remediation of the site, which was a condition of the sale. The Company completed the environmental remediation in the first quarter of fiscal 2004 and approvals were received in the second quarter of fiscal 2004. During the first quarter of fiscal 2004, the Company vacated and disposed of the property, plant and equipment.

        During fiscal 2002, the Company closed its manufacturing facility located in Old Saybrook, Connecticut. The closure of this facility was completed by the end of fiscal 2002, with a pretax charge of $0.2 million recorded in fiscal 2002 in cost of sales in the Company’s Consolidated Statement of Earnings. This charge was primarily related to severance and other employee-related costs associated with the elimination of approximately 30 positions. Additionally, the Company closed its manufacturing facility located in Guilin, China. The closure of this facility was completed by the end of fiscal 2002, with a pretax charge of $0.2 million recorded in fiscal 2002 in cost of sales in the Company’s Consolidated Statement of Earnings. The charge was primarily related to severance and other employee-related costs associated with the elimination of approximately 45 positions.

        A pretax charge relating to the Company’s plant rationalization, including the above plant closures, of $6.2 million and $6.5 million was recorded in the Company’s Consolidated Statement of Earnings for the years ended July 31, 2004 and 2003, respectively. Of these charges, $5.8 million and $5.3 million were recorded as period costs for the years ended July 31, 2004 and 2003, respectively. The following table summarizes the restructuring reserve activity for the Company’s plant rationalization for the years ended July 31, 2004 and 2003.

(Thousands of dollars)
Balance as of August 1, 2002	$736
Additions to reserve	1,211
Charges to reserve	(959)

Balance as of July 31, 2003	988

Additions to reserve	394
Charges to reserve	(1,382)

Balance as of July 31, 2004	$—

NOTE C
Goodwill and Other Intangible Assets

        The Company has allocated goodwill to its Industrial Products and Engine Products segments. Following is a reconciliation of goodwill for the years ending July 31, 2004 and 2003:

	Industrial Products	Engine Products	Total Goodwill
	(Thousands of dollars)
Balance as of August 1, 2002	$62,395	$24,033	$86,428
Goodwill acquired	50	—	50
Purchase accounting adjustments	4,527	—	4,527
Foreign exchange translation	738	400	1,138

Balance as of July 31, 2003	$67,710	$24,433	$92,143
Goodwill acquired	614	—	614
Purchase accounting adjustments	46	—	46
Foreign exchange translation	4,231	(460)	3,771

Balance as of July 31, 2004	$72,601	$23,973	$96,574

        The Company completed its annual impairment tests in the third quarter of fiscal 2004 and 2003, which indicated no impairment.

        Intangible assets are comprised primarily of patents and trademarks. Following is a reconciliation of intangible assets for the years ending July 31, 2004, 2003 and 2002:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(Thousands of dollars)
Balance as of August 1, 2001	386	(51)	335
Intangibles acquired	16,970	—	16,970
Amortization expense	—	(51)	(51)
Foreign exchange translation	(10)	9	(1)

Balance as of July 31, 2002	17,346	(93)	17,253
Intangibles acquired	—	—	—
Amortization expense	—	(1,217)	(1,217)
Foreign exchange translation	1,167	(15)	1,152

Balance as of July 31, 2003	18,513	(1,325)	17,188
Intangibles acquired	2,018	—	2,018
Amortization expense	—	(1,191)	(1,191)
Foreign exchange translation	1,203	(91)	1,112

Balance as of July 31, 2004	21,734	(2,607)	19,127

        Amortization expense of intangible assets is expected to be approximately $1.2 million for each of the years ending July 31, 2005, 2006, 2007, 2008 and 2009, respectively.

NOTE D
Credit Facilities

        In September 2002, the Company entered into a new three-year multi-currency revolving facility with a group of banks under which the Company may borrow up to $150.0 million. The agreement provides that loans may be made under a selection of currencies and rate formulas including Base Rate Advances or Off Shore Rate Advances. The interest rate on each advance is based on certain market interest rates and leverage ratios. Facility fees and other fees on the entire loan commitment are payable over the duration of this facility. There was no balance outstanding at July 31, 2004 and $5.0 million outstanding at July 31, 2003, leaving $150.0 million and $145.0 million available for further borrowing under such facilities at July 31, 2004 and July 31, 2003, respectively. The weighted average interest rate on these short-term borrowings outstanding at July 31, 2003 was 1.38 percent. On September 2, 2004, the Company amended and restated its existing $150 million, three-year credit agreement that was to mature on September 27, 2005. The amendment extended the maturity date of the facility to September 2, 2009. There were no material changes to other terms and conditions.

        The Company also has two agreements under uncommitted credit facilities, which provide unsecured borrowings for general corporate purposes. At July 31, 2004 and 2003, there was $40.0 million and $35.0 million available for use under these facilities, respectively. There was $12.4 million and $2.4 million outstanding under these facilities at July 31, 2004 and 2003, respectively. The weighted average interest rate on these short-term borrowings outstanding at July 31, 2004 and 2003 was 1.75 percent and 1.36 percent, respectively.

        The Company also has a 100 million euro program for issuing treasury notes for raising short, medium and long-term financing for its European operations. At July 31, 2004 and July 31, 2003 there were no amounts outstanding under the program. Additionally, the Company’s European operations have lines of credit in the amount of 25.2 million euro. As of July 31, 2004 and July 31, 2003 there were no amounts outstanding.

        Other international subsidiaries may borrow under various credit facilities. As of July 31, 2004 and 2003, borrowings under these facilities were $7.3 million and $6.8 million, respectively. The weighted average interest rate on these international borrowings outstanding at July 31, 2004 and 2003 was 2.00 percent and 1.72 percent, respectively.

        As discussed further in Note L, at July 31, 2004 and 2003, the Company had outstanding standby letters of credit totaling $18.4 million and $16.1 million, respectively, upon which no amounts have been drawn.

NOTE E
Long-Term Debt

        Long-term debt consists of the following:

	2004	2003
	(Thousands of dollars)
6.20% Unsecured senior notes, interest payable semi-annually, principal payment of $23.0 million is due July 15, 2005	$23,000	$23,000
6.31% Unsecured senior notes, interest payable semi-annually, principal payment of $28.6 million is due July 15, 2008	28,557	28,938
6.39% Unsecured senior notes due August 15, 2010, interest payable semi-annually, principal payments of $5.0 million, to be paid annually commencing August 16, 2006	24,474	24,349
1.9475% Guaranteed senior note, interest payable semi-annually, principal amount of 1.2 billion yen is due January 29, 2005	10,695	9,974
1.51% Guaranteed note due March 28, 2006, interest payable quarterly, principal amount of .8 billion yen is due March 28, 2006	7,130	6,649
Variable Rate Industrial Development Revenue Bonds (“Lower Floaters”) due September 1, 2024, principal amount of $8.0 million, interest payable monthly, and an interest rate of 1.18% as of July 31, 2004	8,000	8,000
Capitalized lease obligations, with various maturity dates and interest rates	3,204	3,766
Other	142	1,126

Total	105,202	105,802

Less current maturities	34,346	646

Total long-term debt	$70,856	$105,156

        Annual maturities of long-term debt are $34.3 million in 2005, $7.8 million in 2006, $5.7 million in 2007, $34.2 million in 2008, $5.4 million in 2009 and $17.8 million thereafter. The Company estimates that the carrying value of long-term debt approximates its fair market value.

        The Company entered into two interest rate swap agreements to hedge its exposure to changes in the fair value of its fixed-rate debt. The interest rate swap agreement entered into on June 6, 2001 has an aggregate notional amount of $27.0 million maturing on July 15, 2008. The interest rate swap agreement entered into on March 18, 2003 has an aggregate notional amount of $25.0 million maturing on August 15, 2010. The variable rate on both of the swaps is based on the six-month London Interbank Offered Rates (“LIBOR”). As of July 31, 2004, the interest rate swaps had a fair value of $1.0 million, which is recorded as an addition to the underlying debt in the liabilities section of the balance sheet.

        Total interest paid relating to all debt was $4.6 million, $5.5 million and $6.1 million in 2004, 2003 and 2002, respectively. In addition, total interest expense recorded in 2004, 2003 and 2002 was $5.0 million, $5.9 million and $6.5 million, respectively.

        Certain note agreements contain debt covenants related to working capital levels and limitations on indebtedness. Further, the Company is restricted from paying dividends or repurchasing common stock if its tangible net worth (as defined) does not exceed certain minimum levels. As of July 31, 2004, the Company was in compliance with all such covenants.

        Subsequent Events On August 2, 2004, the Company terminated two interest rate swaps that were in place as of July 31, 2004. The aggregate value of the two interest rate swaps at the termination date of $1.0 million will be amortized over the remaining life of the underlying debt.

        On August 2, 2004, the Company entered into an interest rate swap agreement to hedge its exposure to changes in the fair value of the $30.0 million senior notes that it had engaged a placement agent to issue. The interest rate on the $30.0 million senior notes offering was locked at 4.85 percent on

August 2, 2004. The interest rate swap agreement has an aggregate notional amount of $30.0 million maturing on December 17, 2011. The variable rate on the swap is based on the six-month London Interbank Offered Rates “LIBOR”).

        On September 30, 2004, the agreement to issue the $30.0 million, 4.85 percent senior notes due December 17, 2011 was executed. The Company will receive the proceeds from the debt issuance on December 17, 2004.

NOTE F
Derivatives and Other Financial Instruments

        Derivatives The Company uses derivative instruments, primarily forward exchange contracts and interest rate swaps, to manage its exposure to fluctuations in foreign exchange rates and interest rates. It is the Company’s policy to enter into derivative transactions only to the extent true exposures exist; the Company does not enter into derivative transactions for speculative or trading purposes. The Company enters into derivative transactions only with highly rated counterparties. These transactions may expose the Company to credit risk to the extent that the instruments have a positive fair value, but the Company has not experienced any material losses, nor does the Company anticipate any material losses.

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

        The Company is exposed to changes in the fair value of its fixed-rate debt resulting from interest rate fluctuations. To hedge this exposure, the Company entered into fixed to variable interest rate swaps accounted for as fair value hedges. The fair value of these swaps is recorded net of the underlying outstanding debt. Changes in the payment of interest resulting from the interest rate swaps are recorded as an offset to interest expense. Effectiveness is assessed based on changes in the fair value of the underlying debt using incremental borrowing rates currently available on loans with similar terms and maturities. See Note E for further discussion of the interest rate swaps currently outstanding.

        The Company enters into forward exchange contracts of generally less than one year to hedge forecasted transactions with its foreign subsidiaries, and to reduce potential exposure related to fluctuations in foreign exchange rates for anticipated intercompany transactions such as purchases, sales and dividend payments denominated in local currencies. Forward exchange contracts are designated as cash flow hedges as they are designed to hedge the variability of cash flows associated with the underlying anticipated transactions. Changes in the value of derivatives designated as cash flow hedges are recorded in other comprehensive income in shareholders’ equity until earnings are affected by the variability of the underlying cash flows. At that time, the applicable amount of gain or loss from the derivative instrument that is deferred in shareholders’ equity is reclassified to earnings and is included in other income or expense. Effectiveness is assessed based on changes in forward rates. Ineffective portions of the hedges are recorded in earnings through the same line as the underlying transaction.

        Net unrealized gains of $0.4 million from cash flow hedges were recorded in Accumulated Other Comprehensive Income as of July 31, 2004. These unrealized gains will be reclassified, as appropriate, into earnings during the next 12 months.

        Fair Value of Financial Instruments At July 31, 2004 and 2003, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, long-term debt and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximated carrying values because of the short-term nature of these instruments. Derivative contracts are reported at their fair values based on third-party quotes. The Company estimates that the carrying value of long-term debt approximates its fair market value.

        Credit Risk The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps and foreign exchange forward contracts. Collateral is generally not required of the counterparties or of the Company. In the unlikely event a counterparty fails to meet the contractual terms of an interest rate swap or foreign exchange forward contract, the Company’s risk is limited to the fair value of the instrument. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. The Company has not had any historical instances of non-performance by any counterparties, nor does it anticipate any future instances of non-performance.

NOTE G
Employee Benefit Plans

        Pension Plans Donaldson Company, Inc. and certain of its subsidiaries have defined benefit pension plans for substantially all hourly and salaried employees. The domestic plans provide defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit comprised of a percentage of current salary that varies with years of service, interest credits and transition credits. The international plans generally provide pension benefits based on years of service and compensation level.

        Net periodic pension costs for the Company’s pension plans include the following components:

	2004	2003	2002
	(Thousands of dollars)
Net periodic cost:
Service cost	$12,302	$11,101	$10,351
Interest cost	12,389	12,815	11,850
Expected return on assets	(16,365)	(15,341)	(14,415)
Transition amount amortization	980	168	75
Prior service cost amortization	152	194	158
Actuarial (gain) loss amortization	1,605	(2,139)	(77)
Curtailment loss	1	1,206	—
Settlement loss	—	360	—

Net periodic benefit cost	$11,064	$8,364	$7,942

        The funded status of the Company’s pension plans as of April 30, 2004 and April 30, 2003, is as follows:

	2004	2003
	(Thousands of dollars)
Change in benefit obligation:
Benefit obligation, beginning of year	$213,131	$182,778
Addition of non-U.S. plans	—	2,137
Service cost	12,302	11,101
Interest cost	12,389	12,815
Participant contributions	667	588
Plan amendments	1,032	—
Actuarial (gain) loss	(370)	12,153
Currency exchange rates	4,503	3,593
Curtailment	(41)	(371)
Settlement	—	(1,743)
Benefits paid	(9,746)	(9,920)

Benefit obligation, end of year	$233,867	$213,131

	2004	2003
Change in plan assets:
Fair value of plan assets, beginning of year	$171,129	$173,853
Addition of non-U.S. plans	—	117
Actual return on plan assets	39,994	(14,438)
Company contributions	15,891	20,558
Participant contributions	667	588
Currency exchange rates	2,265	1,901
Settlement	—	(1,530)
Benefits paid	(9,746)	(9,920)

Fair value of plan assets, end of year	$220,200	$171,129

Reconciliation of funded status:
Unfunded status	$(13,666)	$(42,002)
Unrecognized actuarial loss	30,567	55,360
Unrecognized prior service cost	4,040	3,112
Unrecognized net transition obligation	2,448	3,102
Fourth quarter contributions	152	144

Net amount recognized in consolidated balance sheet	$23,541	$19,716

Amounts recognized in consolidated balance sheet consist of:
Prepaid benefit cost	$39,190	$31,087
Accrued benefit liability	(15,649)	(11,371)
Additional minimum liability	(10,299)	(26,950)
Intangible asset	3,905	8,400
Accumulated other comprehensive income	6,394	18,550

Net amount recognized in consolidated balance sheet	$23,541	$19,716

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $42.4 million, $39.4 million and $21.7 million, respectively, as of April 30, 2004 and $73.0 million, $69.8 million and $46.8 million, respectively, as of April 30, 2003.

        Pension expense related to international plans was $7.4 million, $5.2 million and $4.1 million for 2004, 2003 and 2002, respectively. Certain international operations have defined benefit pension plans that are not presented in the tables above. Prepaid pension assets, accrued pension liabilities and pension expense associated with these plans are not material.

        For the years ended July 31, 2004 and 2003, the U.S. pension plans represented approximately 88 percent and 89 percent, respectively, of the Company’s total plan assets, and approximately 79 percent and 80 percent, respectively, of the Company’s total projected benefit obligation. Considering the significance of the U.S. pension plans in comparison with the Company’s total pension plans, the Company will present and discuss some of the critical pension assumptions related to the U.S. pension plans and the non-U.S. pension plans, separately.

        The Company’s actuarial valuation date is April 30. The weighted-average discount rates and rates of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for the years ended April 30, are as follows:

Weighted average actuarial assumptions	April 30, 2004	April 30, 2003
All U.S. plans:
Discount rate	6.25%	6.25%
Rate of compensation increase	5.00%	5.00%
Non-U.S. plans:
Discount rate	4.73%	4.15%
Rate of compensation increase	3.43%	3.14%

        The weighted-average discount rates, expected returns on plan assets and rates of increase in future compensation levels used to determine the net periodic benefit cost for the years ended April 30, are as follows:

Weighted average actuarial assumptions	April 30, 2004	April 30, 2003	April 30, 2002
All U.S. plans:
Discount rate	6.25%	7.25%	7.50%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%	5.50%
Non-U.S. plans:
Discount rate	4.15%	4.59%	4.59%
Expected return on plan assets	6.88%	6.80%	6.63%
Rate of compensation increase	3.14%	3.39%	3.39%

        Expected Long-Term Rate of Return To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 8.50 percent long-term rate of return on assets assumption for the Company’s U.S. pension plans. The expected long-term rate of return on assets assumption for the plans outside the U.S. reflect the investment allocation and expected total portfolio returns specific to each plan and country. The expected long-term rate of return on assets shown in the pension benefit disclosure for non-U.S. plans is an asset based weighted average of all non-U.S. plans.

        Discount Rate The Company’s objective in selecting a discount rate is to select the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date taking into account the nature and duration of the benefit obligations of the plan. In making this best estimate, the Company looks at rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the benefits. This process includes looking at the universe of bonds available on the measurement date with a quality rating of Aa or better. Similar appropriate benchmarks are used to determine the discount rate for the non-U.S. plans. The discount rate for non-U.S. plans disclosed in the assumptions used to determine net periodic benefit cost and to determine benefit obligations is based upon a weighted average, using year-end projected benefit obligations, of all non-U.S. plans.

        Plan Assets The Company’s pension plan weighted-average asset allocations at April 30, 2004 and 2003, by asset category are as follows:

	Plan Assets at
Asset Category	April 30, 2004	April 30, 2003
All U.S. plans:
Equity securities	62%	64%
Alternative investments	27%	20%
Bonds	8%	14%
Cash and other	3%	2%

Total U.S. plans	100%	100%

Non U.S. plans:
Equity securities	86%	82%
Debt securities	13%	16%
Cash and other	1%	2%

Total Non U.S. plans	100%	100%

        Investment Policies and Strategies. For the Company’s U.S. plans, the Company uses a total return investment approach to achieve a long-term return on plan assets with a prudent level of risk for the purpose of meeting its retirement income commitments to employees. The plan’s investments are diversified to assist in managing risk. Our asset allocation guidelines target an allocation of 60 percent equity securities, 30 percent alternative investments (fund of hedge funds) and 10 percent bonds. Within equity securities, we target an allocation of 25 percent small cap, 15 percent large cap, 15 percent international and 5 percent private equity. These target allocation guidelines are determined in consultation with our investment consultant and through the use of modeling the risk/return trade-offs among asset classes utilizing assumptions about expected annual return, expected volatility/standard deviation of returns and expected correlations with other asset classes. Investment policy and performance is measured and monitored on an ongoing basis by our investment committee through its use of an investment consultant and through quarterly investment portfolio reviews.

        For, the Company’s non-U.S. plans, the general investment objectives are to maintain a suitably diversified portfolio of secure assets of appropriate liquidity which will generate income and capital growth to meet, together with any new contributions from members and the Company, the cost of current and future benefits.

        Estimated Contributions and Future Payments For its U.S. pension plans, the Company does not have a minimum required contribution for fiscal 2005. However, the Company may contribute up to its maximum deductible contribution of $36.5 million in fiscal 2005. For its non-U.S. pension plans, the Company estimates that it will contribute approximately $2.4 million in fiscal 2005.

        Estimated future benefit payments for the Company’s U.S. and non-U.S. plans are as follows:

(Thousands of dollars)
Fiscal year 2005	$13,913
Fiscal year 2006	$13,428
Fiscal year 2007	$15,047
Fiscal year 2008	$15,198
Fiscal year 2009	$16,700
Fiscal years 2010-2014	$94,887

        Postemployment and Postretirement Benefit Plans The Company provides certain postemployment and postretirement health care benefits for certain U.S. employees for a limited time after termination of employment. The Company has recorded a liability for its postretirement benefit plan in the amount of $4.2 million as of July 31, 2004 and July 31, 2003. The annual cost resulting from these benefits is not material. For measurement purposes, a 5 percent and 8 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004 and 2003, respectively. The rate has decreased gradually to an ultimate rate of 5 percent. A one-percentage point increase in the health care cost trend rate would increase the fiscal 2004 and 2003 costs by $0.3 million each year.

        401(k) Savings Plan The Company provides a contributory employee savings plan to U.S. employees that permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. Employee contributions of up to 25 percent of compensation are matched at a rate equaling 100 percent of the first 3 percent contributed and 50 percent of the next 2 percent contributed. The Company’s contributions under this plan are based on the level of employee contributions as well as a discretionary contribution based on performance of the Company. Total contribution expense for these plans was $5.9 million, $5.0 million and $6.8 million for the years ended July 31, 2004, 2003 and 2002, respectively.

        Employee Stock Ownership Plan The Company maintains an Employee Stock Ownership Plan (ESOP) for eligible employees. As of July 31, 2004, all shares of the plan have been allocated to participants. The ESOP’s only assets are Company common stock. Total ESOP shares are considered to be shares outstanding for earnings per share calculations.

        Deferred Compensation and Other Benefit Plans The Company provides various deferred compensation and other benefit plans to certain executives. The deferred compensation plan allows these employees to defer the receipt of all or a portion of their salary, bonus and other stock related compensation to future periods. Other benefit plans are provided to supplement the benefits for a select group of highly compensated individuals which are reduced because of compensation limitations set by the Internal Revenue Code. The Company has recorded a liability in the amount of $9.3 million and $8.5 million as of July 31, 2004 and July 31, 2003, respectively, related primarily to its deferred compensation plans.

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

        Treasury Stock The Board of Directors has authorized the repurchase, at the Company’s discretion, of 8.0 million shares of common stock under the current stock repurchase plan dated January 17, 2003. The Company believes that the share repurchase program is a way of providing return to its shareholders. As of July 31, 2004, the Company has remaining authorization to repurchase 6.5 million shares under the current plan. Following is a summary of treasury stock share activity for fiscal 2004 and 2003:

	2004	2003
Balance at beginning of year	6,237,469	5,741,417
Stock repurchases	801,000	710,300
Net issuance upon exercise of stock options	(243,501)	(181,504)
Issuance under compensation plans	(45,673)	(24,455)
Stock Split and other activity	(4,387,396)	(8,289)

Balance at end of year	2,361,899	6,237,469

        Subsequent to July 31, 2004, the Company repurchased 3.0 million shares from Banc of America Securities LLC under an overnight share repurchase program at a total cost of approximately $86.5 million. The overnight share repurchase program permitted the Company to purchase the shares immediately, while Banc of America Securities will purchase the shares in the market over the next six to nine months. At the end of the program, the Company may receive or be required to pay a price adjustment based on the actual cost of Banc of America Securities share purchases. After the repurchase, the Company had 83.1 million common shares outstanding.

        Stock Split On January 16, 2004, the Company’s Board of Directors declared a two-for-one stock split effected in the form of a 100 percent dividend. The stock split was distributed on March 19, 2004, to shareholders of record as of March 5, 2004. All share and per share amounts have been retroactively adjusted to reflect the stock split.

        Other Comprehensive Income The components of the ending balances of accumulated other comprehensive income (loss) are as follows:

	July 31, 2004	July 31, 2003	July 31, 2002
Foreign currency translation adjustment	$35,610	$11,935	$(10,725)
Net gain (loss) on cash flow hedging derivatives	142	(273)	26
Additional minimum pension liability	(4,194)	(18,550)	(3,597)

Total accumulated other comprehensive gain (loss)	$31,558	$(6,888)	$(14,296)

        The additional minimum pension liability adjustment is calculated on an annual basis. If the accumulated benefit obligation (ABO) exceeds the fair value of pension assets, the Company must recognize a liability that is at least equal to the unfunded ABO.

        No income tax effects of cumulative translation are recorded because no tax provision has been made for the translation of foreign currency financial statements into U.S. dollars.

NOTE I
Stock Option Plans

        Employee Incentive Plans In November 2001, shareholders approved the 2001 Master Stock Incentive Plan (the “Plan”) that replaced the 1991 Plan that expired on December 31, 2001 and provided for similar awards. The Plan extends through December 2011 and allows for the granting of nonqualified stock options, incentive stock options, restricted stock, stock appreciation rights (SARs), dividend equivalents, dollar-denominated awards and other stock-based awards. The Plan also allows for the granting of performance awards to a limited number of key executives. As administered by the Human Resources Committee of the Company’s Board of Directors, these performance awards are payable in common stock and are based on a formula which measures performance of the Company over a three-year period. Performance award expense under these plans totaled $2.9 million, $0.2 million and $2.6 million in 2004, 2003 and 2002, respectively. Options under the Plan are granted to key employees at or above market price at the date of grant. Options are exercisable for up to 10 years from the date of grant.

        Stock Options Stock options issued during fiscal 2004 become exercisable for non-executives in equal increments over three years and become exercisable for most executives immediately upon the date of grant. Certain stock options issued to executives during fiscal 2004 become exercisable in equal increments over three years. Stock options issued from fiscal 1999 through fiscal 2003 become exercisable for non-executives in equal increments over three years and become exercisable for executives immediately upon the date of grant. Stock options issued during fiscal 1997 and 1998 become exercisable in equal increments over three years for both executives and non-executives. Stock options issued prior to fiscal l997 for non-executives and during fiscal 1996 for executives become exercisable in equal increments over four years. Prior to fiscal 1996, stock options became exercisable immediately for executives.

        As all nonqualified stock options were granted with an exercise price equal to the quoted market price of the Company’s stock on the date of grant, the Company did not recognize compensation expense on these options. For purposes of computing compensation cost of stock options granted in the proforma table in Note A, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002
Risk-free interest rate	3.55%	2.72%	2.85%
Expected volatility	31.5%	31.4%	30.9%
Expected dividend growth rate	1.0%	1.0%	1.0%
Expected life
Director original grants	2 years	3 years	3 years
Non-officer original grants	6 years	6 years	6 years
Officer original grants with reloads	2 years	2 years	2 years
Reload grants	7 years	7 years	7 years
Officer original grants without reloads	6 years	—	—
Officer original grants with reloads and vesting	3 years	—	—

        Reload grants are grants made to officers who exercised an option during the fiscal year and made payment of the purchase price using shares of previously owned Company stock. The reload grant is for the number of shares equal to the shares used in payment of the purchase price or withheld for tax withholding.

        Black-Scholes is a widely accepted stock option pricing model; however, the ultimate value of stock options granted will be determined by the actual lives of options granted and the actual future price levels of the Company’s common stock. The weighted average fair value for options granted during fiscal 2004, 2003 and 2002 is $9.46, $4.95 and $4.77 per share, respectively.

        The following table summarizes stock option activity:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at July 31, 2001	6,928,318	$ 9.62
Granted	1,267,936	18.06
Exercised	(1,207,102)	7.56
Canceled	(47,322)	13.30

Outstanding at July 31, 2002	6,941,830	11.50
Granted	1,227,218	18.26
Exercised	(1,045,366)	9.42
Canceled	(24,248)	15.01

Outstanding at July 31, 2003	7,099,434	12.96
Granted	1,130,726	29.68
Exercised	(887,684)	10.52
Canceled	(21,498)	16.51

Outstanding at July 31, 2004	7,320,978	$15.82

        Shares reserved at July 31, 2004 for outstanding options and future grants were 9,522,338. Shares reserved consist of shares available for grant plus all outstanding options. An amount is added to shares reserved each year based on criteria set in the plan. The aggregate number of shares of Common Stock that may be issued under all awards under the Incentive plan in any calendar year may not exceed

1.5 percent of the sum of the Company’s outstanding shares of Common Stock, the outstanding share equivalents, as determined by the Company in the calculation of earnings per share on a fully diluted basis, and shares held in treasury of the Company as reported for the Company’s most recent fiscal year that ends during such calendar year.

        The following table summarizes information concerning outstanding and exercisable options as of July 31, 2004:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5 to $10	1,489,694	2.52	$ 8.03	1,489,694	$ 8.03
$10 to $15	2,466,186	4.87	12.15	2,464,520	12.15
$15 to $20	2,186,666	7.37	17.94	1,656,448	17.95
$20 and above	1,178,432	8.83	29.45	705,832	28.91

	7,320,978	5.78	$15.82	6,316,494	$14.57

NOTE J
Income Taxes

        The components of earnings before income taxes are as follows:

	2004	2003	2002
	(Thousands of dollars)
Earnings before income taxes:
United States	$55,861	$59,361	$62,294
Foreign	85,975	71,206	56,724

Total	$141,836	$130,567	$119,018

        The components of the provision for income taxes are as follows:

	2004	2003	2002
	(Thousands of dollars)
Income taxes:
Current:
Federal	$13,834	$11,661	$21,146
State	1,501	1,610	1,900
Foreign	21,782	21,345	14,355

	37,117	34,616	37,401

Deferred:
Federal	(55)	1,791	(5,033)
State	(3)	98	(287)
Foreign	(1,540)	(1,252)	54

	(1,598)	637	(5,266)

Total	$35,519	$35,253	$32,135

        The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	2004	2003	2002
	(Thousands of dollars)
Deferred tax assets:
Compensation and retirement plans	$418	$2,399	$9,226
Accrued expenses	13,034	9,517	7,658
Credit and NOL tax carryforwards	7,496	10,218	10,665
LIFO inventory reserve	734	2,748	1,967
Investment in joint venture	58	584	777
Other	900	3,566	4,304

Gross deferred tax assets	22,640	29,032	34,597
Valuation allowance	(5,080)	(6,282)	(4,687)

Net deferred tax assets	17,560	22,750	29,910

Deferred tax liabilities:
Depreciation and amortization	(21,108)	(26,132)	(15,698)
Other	(6,304)	(1,017)	(9,171)

Gross deferred tax liabilities	(27,412)	(27,149)	(24,869)

Net deferred tax assets (liability)	$(9,852)	$(4,399)	$5,041

        The following table reconciles the U.S. statutory income tax rate with the effective income tax rate:

	2004	2003	2002
Statutory U.S. federal rate	35.0%	35.0%	35.0%
State income taxes	0.7	0.9	1.0
Foreign taxes at lower rates	(7.1)	(5.2)	(4.6)
Export and research credits	(2.9)	(2.0)	(1.0)
Other	(0.7)	(1.7)	(3.4)

	25.0%	27.0%	27.0%

        U.S. income taxes have not been provided on approximately $300.6 million of undistributed earnings of non-U.S. subsidiaries. The Company plans to permanently reinvest these undistributed earnings. If any portion were to be distributed, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings plus any available foreign tax credit carryovers. Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable.

        The decrease in the tax rate reflects a $1.8 million reduction in income tax expense during the year relating to the recognition of additional credits resulting from the completion of a research and development tax credit study and also reflects the increased contribution from the Company’s international operations, the majority of which now have statutory tax rates below those of the U.S.

        While non-US operations have been profitable overall, the Company has cumulative pre- tax loss carryforwards of $19.0 million, which are carried as net operating losses in certain international subsidiaries. If fully realized, the unexpired net operating losses may be carried forward to offset future local income tax payments. Approximately $6.7 million of these losses are attributable to preacquisition carryforwards. Approximately 10 percent of the net operating losses expire within the next three years, while the majority of the remaining net operating loss carryforwards have no statutory expiration under current local laws. However, due to the uncertainty of being able to realize certain of these losses, a valuation allowance of $5.1 million has been recorded at July 31, 2004.

        The Company made cash payments for income taxes of $43.2 million, $34.1 million and $23.7 million in 2004, 2003 and 2002, respectively.

NOTE K
Segment Reporting

        Consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company identified two reportable segments: Engine Products and Industrial Products. Segment selection was based on the internal organizational structure, management of operations and performance evaluation by management and the Company’s Board of Directors.

        The Engine Products segment sells to OEMs in the construction, industrial, mining, agriculture and transportation markets and to independent distributors, OEM dealer networks, private label accounts and large private fleets. Products include air intake systems, exhaust and emissions systems, liquid filtration systems and replacement filters.

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

        The Company developed an internal measurement system to evaluate performance and allocate resources based on profit or loss from operations before income taxes. The Company’s manufacturing facilities serve both reporting segments. Therefore, the Company uses a complex allocation methodology to assign costs and assets to the segments. A certain amount of costs and assets is assigned to intercompany activity and is not assigned to either segment. Certain accounting policies applied to the reportable segments differ from those described in the summary of significant accounting policies. The reportable segments account for receivables on a gross basis and account for inventory on a standard cost basis.

        Segment allocated assets are primarily accounts receivable, inventories, property, plant and equipment and goodwill. Reconciling items included in Corporate and Unallocated are created based on accounting differences between segment reporting and the consolidated, external reporting as well as internal allocation methodologies.

        Segment detail is summarized as follows:

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company
	(Thousands of dollars)
2004
Net sales	$832,267	$582,713	$—	$1,414,980
Depreciation and amortization	22,694	14,578	4,283	41,555
Equity earnings in unconsolidated affiliates	4,305	71	—	4,376
Earnings before income taxes	116,524	41,123	(15,811)	141,836
Assets	395,454	358,381	247,774	1,001,609
Equity investments in unconsolidated affiliates	13,358	1,263	—	14,621
Capital expenditures, net of acquired businesses	26,070	16,747	4,921	47,738
2003
Net sales	$683,254	$534,998	$—	$1,218,252
Depreciation and amortization	17,727	14,089	5,741	37,557
Equity earnings in unconsolidated affiliates	3,167	64	—	3,231
Earnings before income taxes	95,297	39,144	(3,874)	130,567
Assets	335,048	356,335	190,614	881,997
Equity investments in unconsolidated affiliates	12,324	1,182	—	13,506
Capital expenditures, net of acquired businesses	22,537	17,912	7,299	47,748
2002
Net sales	$611,647	$514,358	$—	$1,126,005
Depreciation and amortization	16,095	9,427	6,229	31,751
Equity earnings in unconsolidated affiliates	4,160	—	—	4,160
Earnings before income taxes	69,894	73,047	(23,923)	119,018
Assets	324,952	381,467	143,712	850,131
Equity investments in unconsolidated affiliates	14,033	620	—	14,653
Capital expenditures, net of acquired businesses	23,396	13,704	9,056	46,156

        Following are net sales by product within the Engine Products segment and Industrial Products segment:

	2004	2003	2002
	(Thousands of dollars)
Engine Products segment:
Off-road products	$236,886	$194,823	$177,005
Transportation products	156,373	116,335	89,541
Aftermarket products	439,008	372,096	345,101

Total Engine Products segment	832,267	683,254	611,647

Industrial Products segment:
Industrial air filtration products	202,214	174,328	175,663
Gas turbine products	117,705	129,606	230,897
Special application products	140,640	110,192	107,798
Ultrafilter products	122,154	120,872	—

Total Industrial Products segment	582,713	534,998	514,358

Total Company	$1,414,980	$1,218,252	$1,126,005

        Geographic sales by origination and property, plant and equipment:

	Net Sales	Property, Plant & Equipment — Net
	(Thousands of dollars)
2004
United States	$663,963	$131,245
Europe	423,267	84,659
Asia-Pacific	283,361	27,274
Other	44,389	18,351

Total	$1,414,980	$261,529

2003
United States	$605,045	$139,700
Europe	357,704	73,625
Asia-Pacific	220,283	23,410
Other	35,220	18,701

Total	$1,218,252	$255,436

2002
United States	$687,889	$139,975
Europe	225,669	40,013
Asia-Pacific	184,269	21,652
Other	28,178	39,273

Total	$1,126,005	$240,913

        Concentrations Sales to one customer accounted for 10 percent of net sales in 2004. There were no sales over 10 percent of net sales to any customer in 2003. Sales to one customer accounted for 13 percent of net sales in 2002. There were no customers over 10 percent of gross accounts receivable in 2004 and 2003.

NOTE L
Commitments and Contingencies

        Guarantees The Company and its partner of an unconsolidated joint venture, Advanced Filtration Systems Inc., guarantees certain debt of the joint venture. As of July 31, 2004, the outstanding guaranteed debt of the joint venture was $2.9 million.

        The Company provides for certain warranties on certain products; in addition, the Company may incur specific customer warranty issues. Following is a reconciliation of warranty reserves:

(Thousands of dollars)
Balance at August 1, 2002	$9,628
Accruals for warranties issued during the period	1,450
Accruals related to pre-existing warranties (including changes in estimates)	(1,296)
Less settlements made during the period	(1,702)

Balance at July 31, 2003	$8,080

Accruals for warranties issued during the period	225
Accruals related to pre-existing warranties (including changes in estimates)	3,549
Less settlements made during the period	(2,325)

Balance at July 31, 2004	$9,529

        At July 31, 2004 and 2003, the Company had a contingent liability for standby letters of credit totaling $18.4 million and $16.1 million, respectively, which have been issued and are outstanding. The letters of credit guarantee payment to beneficial third parties in the event the Company is in breach of specified contract terms as detailed in each letter of credit. At July 31, 2004 and 2003, there were no amounts drawn upon these letters of credit.

        Legal Proceedings The Company is a defendant in a lawsuit filed in November 1998 in the United States District Court for the Northern District of Iowa (Eastern Division) by Engineered Products Co. (“EPC”). EPC claims patent infringement by the Company arising out of its sales of graduated air restriction indicators in the period from 1996 through the expiration of the EPC patent in May 2001 and seeks monetary damages. EPC is also seeking damages for some period of time beyond the expiration of the patent. On May 11, 2004, the jury found in favor of EPC on its willful infringement claims against the Company and awarded damages in the amount of approximately $5.3 million. On August 12, 2004, the Court ruled that EPC was entitled to enhanced damages based on the Company’s willful infringement of the EPC patent and increased damages to a total of approximately $16.0 million, plus an award of pre-judgment interest in the amount of $1.1 million, together with post-judgment interest. On September 20, 2004, the Court granted EPC’s motion for attorneys’ fees and awarded attorneys’ fees and expenses in the amount of approximately $1.9 million. The Company intends to vigorously challenge the judgment and filed its notice of appeal on September 13, 2004. This appeal process could take up to two years or longer. EPC’s patent expired on May 1, 2001 and will not impact the Company’s ongoing business operations. The Company increased its reserve by $5.0 million for this matter in fiscal 2004, recording an expense in selling, general and administrative expenses.

        The Company is currently not otherwise subject to any pending litigation other than routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the business, results of operations, financial condition or liquidity of the Company.

        Environmental Matters The Company establishes reserves as appropriate for potential environmental liabilities and will continue to accrue reserves in appropriate amounts. While uncertainties exist with respect to the amounts and timing of the Company’s ultimate environmental liabilities, management believes that such liabilities, individually and in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.

NOTE M
Quarterly Financial Information (Unaudited)

	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
	(Thousands of dollars, except per share amounts)
2004
Net sales	$328,220		$332,210	$370,588	$383,962
Gross margin	106,577		103,436	120,235	120,193
Net earnings	25,556	(1)	24,999	29,571	26,191	(2)
Diluted earnings per share	.28		.28	.33	.29
Dividends declared per share	.048		.055	.055	.055
2003
Net sales	$301,054		$284,447	$302,457	$330,294
Gross margin	94,881		90,765	98,231	107,274
Net earnings	22,837		20,002	25,332	27,143
Diluted earnings per share	.25		.23	.28	.29
Dividends declared per share	.043		.045	.045	.048

(1)	Net earnings reflect the sale of the Company’s Ome City, Japan facility which resulted in an increase to net earnings of $4.1 million.
(2)	Net earnings reflect the impact of an adjustment relating to certain fiscal 2003 transactions between several Ultrafilter entities totaling $2.9 million.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.  CONTROLS AND PROCEDURES

        (a) Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequately designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

        (b) Changes in Internal Control over Financial Reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with such evaluation during the fiscal quarter ended July 31, 2004, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION

        None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information under the captions “Nominees For Election” and “Directors Continuing In Office” on pages 6 through 7, “Audit Committee Report and Appointment of Auditors — Audit Committee Report” (first paragraph only), on page 12, and “Compliance With Section 16(a) of the Securities Exchange Act of 1934” on page 22 of the Company’s definitive proxy statement dated October 8, 2004, is incorporated herein by reference. Information on the Executive Officers of the Company is found on page 4 of this Annual Report on Form 10-K.

        The Company has adopted a code of business conduct and ethics in compliance with applicable rules of the Securities and Exchange Commission that applies to its principal executive officer, its principal financial officer and its principal accounting officer or controller, or persons performing similar functions. A copy of the code of business conduct and ethics is posted on the Company’s website at www.donaldson.com. The code of business conduct and ethics is available in print free of charge to any shareholder who requests it. The Company will disclose any amendments to or waivers of the code of business conduct and ethics for the Company’s principal executive officer, principal financial officer, and principal accounting officer on the Company’s website.

Item 11.  EXECUTIVE COMPENSATION

        The information under “Director Compensation” on pages 11 through 12 and “Executive Compensation” on pages 16 through 18, “Pension Benefits” on pages 21 through 22 and “Change-in-Control Arrangements” on pages 22 through 23 of the Company’s definitive proxy statement dated October 8, 2004, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

        The information in the section “Security Ownership” on pages 4 through 6 of the Company’s definitive proxy statement dated October 8, 2004, is incorporated herein by reference.

        The following table sets forth information as of July 31, 2004, regarding the Company’s equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
1980 Master Stock Compensation Plan:
Stock Options	361,692	$5.7559	—
Deferred Stock Gain Plan	347,828	$13.7556	—
1991 Master Stock Compensation Plan:
Stock Options	4,650,534	$13.4505	—
Deferred Stock Option Gain Plan	655,001	$18.0749	—
Long Term Compensation	145,290	$26.6300	—
Deferred LTC/Restricted Stock	292,942	$14.2476	—
2001 Master Stock Incentive Plan:
Stock Options	1,849,542	$23.8775	See Note 1
Long Term Compensation	64,206	$26.6300	See Note 1

Subtotal for plans approved by security holders:	8,367,035	$16.1554

Equity compensation plans not approved by security holders
Nonqualified Stock Option Program for Non-Employee Directors	459,210	$15.3480	See Note 2
ESOP Restoration	116,610	$11.0993	See Note 3

Subtotal for plans not approved by security holders:	575,820	$14.4876

Total:	8,942,855	$16.0480

Note 1:	Shares authorized for issuance during the 10-year term are limited in each plan year to 1.5% of the Company’s “outstanding shares” (as defined in the 2001 Master Stock Incentive Plan).

Note 2:	The stock option program for non-employee directors (filed as exhibit 10-N to 1998 Form 10-K report) provides for each non-employee director to receive annual option grants of 7,200 shares. The 2001 Master Stock Incentive Plan, which was approved by the Company’s stockholders on November 16, 2001, also provides for the issuance of stock options to non-employee directors.

Note 3:	The Company has a non-qualified ESOP Restoration Plan established on August 1, 1990 (filed as exhibit 10-E to Form 10-Q for the quarter ended January 31, 1998), to supplement the benefits for executive employees under the Company’s Employee Stock Ownership Plan that would otherwise be reduced because of the compensation limitations under the Internal Revenue Code. The ESOP’s 10-year term was completed on July 31, 1997, and the only ongoing benefits under the ESOP Restoration Plan are the accrual of dividend equivalent rights to the participants in the Plan.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information in the section “Human Resources Committee Interlocks and Insider Participation” on page 21 of the Company’s definitive proxy statement dated October 8, 2004, is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information under “Audit Committee Report and Appointment of Auditors — Information Regarding Independent Auditors — Independent Auditors Fees” and “Audit Committee Pre-Approval

Policies and Procedures” on pages 13 through 14 of the Company’s definitive proxy statement dated October 8, 2004, is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed with this report:

(1)	Financial Statements

Consolidated Statements of Earnings — years ended July 31, 2004, 2003 and 2002

Consolidated Balance Sheets — July 31, 2004 and 2003

Consolidated Statements of Cash Flows — years ended July 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Shareholders’ Equity — years ended July 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(2)	Financial Statement Schedules —

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

DONALDSON COMPANY, INC.

Date: October 6, 2004	By: /s/ William M. Cook
William M. Cook
President and
Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ William M. Cook	President and Chief Executive Officer
William M. Cook	(principal executive officer)

/s/ Thomas R. VerHage	Vice President and Chief Financial Officer
Thomas R. VerHage	(principal financial officer)

/s/ James F. Shaw	Controller
James F. Shaw	(principal accounting officer)

/s/ William G. Van Dyke	Chairman
William G. Van Dyke

*F. Guillaume Bastiaens	Director
F. Guillaume Bastiaens

*Janet M. Dolan	Director
Janet M. Dolan

*Jack W. Eugster	Director
Jack W. Eugster

*John F. Grundhofer	Director
John F. Grundhofer

*Kendrick B. Melrose	Director
Kendrick B. Melrose

*Paul David Miller	Director
Paul David Miller

*Jeffrey Noddle	Director
Jeffrey Noddle

*John P. Wiehoff	Director
John P. Wiehoff

*By /s/ Norman C. Linnell	Date: October 6, 2004
Norman C. Linnell
*As attorney-in-fact

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board
of Directors of Donaldson Company, Inc.

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 53 present fairly, in all material respects, the financial position of Donaldson Company, Inc. at July 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 53 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Minneapolis, Minnesota
August 27, 2004

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

DONALDSON COMPANY, INC. AND SUBSIDIARIES
(Thousands of Dollars)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (A) & (B)	Deductions (C) & (D)	Balance at End of Period
Year ended July 31, 2004:
Allowance for doubtful accounts deducted from accounts receivable	$5,836	$3,938	$176	$(1,209)	$8,741
Restructuring reserves — Ultrafilter	$82			$(82)	$0

Year ended July 31, 2003:
Allowance for doubtful accounts deducted from accounts receivable	$6,620	$1,239	$328	$(2,351)	$5,836
Restructuring reserves — Ultrafilter	$1,219			$(1,137)	$82

Year ended July 31, 2002:
Allowance for doubtful accounts deducted from accounts receivable	$6,309	$1,820	$198	$(1,707)	$6,620
Restructuring reserves — AirMaze Acquisition	$166			$(166)	$0
Restructuring reserves — DCE Acquisition	$2,125			$(2,125)	$0
Restructuring reserves — Ultrafilter Acquisition	$0		$1,219		$1,219

Note A — Allowance for doubtful accounts foreign currency translation losses (gains) recorded directly to equity.

Note B — Acquisition related restructuring reserves recorded to goodwill.

Note C — Bad debts charged to allowance, net of recoveries.

Note D — Acquisition related restructuring reserves utilized and/or reversed against goodwill.

EXHIBIT INDEX
ANNUAL REPORT ON FORM 10-K

* 3-A	—	Certificate of Incorporation of Registrant as currently in effect (Filed as Exhibit 3-A to Form 10-Q for the Second Quarter ended January 31, 1998)

* 3-B	—	By-laws of Registrant as currently in effect (Filed as Exhibit 3-B to 2003 Form 10-K Report)

* 4	—	**

* 4-A	—	Preferred Stock Amended and Restated Rights Agreement (Filed as Exhibit 4.1 to Form 8-K Report Dated January 12, 1996)

*10-A	—	Annual Cash Bonus Plan (Filed as Exhibit 10-A to 1995 Form 10-K Report)***

*10-B	—	Supplementary Retirement Agreement with William A. Hodder (Filed as Exhibit 10-B to 1993 Form 10-K Report)***

*10-C	—	1980 Master Stock Compensation Plan as Amended (Filed as Exhibit 10-C to 1993 Form 10-K Report)***

*10-D	—	Form of Performance Award Agreement under 1991 Master Stock Compensation Plan (Filed as Exhibit 10-D to 1995 Form 10-K Report)***

*10-E	—	ESOP Restoration Plan (2003 Restatement) (Filed as Exhibit 10-E to 2003 Form 10-K Report)***

*10-F	—	Deferred Compensation Plan for Non-employee Directors as amended (Filed as Exhibit 10-F to 1990 Form 10-K Report)***

*10-G	—	Form of “Change in Control” Agreement with key employees as amended (Filed as Exhibit 10-G to Form 10-Q for the Second Quarter ended January 31, 1999)***

*10-H	—	Independent Director Retirement and Benefit Plan as amended (Filed as Exhibit 10-H to 1995 Form 10-K Report)***

*10-I	—	Excess Pension Plan (2003 Restatement) (Filed as Exhibit 10-I to 2003 Form 10-K Report)***

*10-J	—	Supplementary Executive Retirement Plan (2003 Restatement) (Filed as Exhibit 10-J to 2003 Form 10-K Report)***

*10-K	—	1991 Master Stock Compensation Plan as amended (Filed as Exhibit 10-K to 1998 Form 10-K Report)***

*10-L	—	Form of Restricted Stock Award under 1991 Master Stock Compensation Plan (Filed as Exhibit 10-L to 1992 Form 10-K Report)***

*10-M	—	Form of Agreement to Defer Compensation for certain Executive Officers (Filed as Exhibit 10-M to 1993 Form 10-K Report)***

*10-N	—	Stock Option Program for Non-employee Directors (Filed as Exhibit 10-N to 1998 Form 10-K Report)***

*10-O	—	Deferred Compensation and 401(K) Excess Plan (2003 Restatement) (Filed as Exhibit 10-O to 2003 Form 10-K Report)***

*10-P	—	Note Purchase Agreement among Donaldson Company, Inc. and certain listed Insurance Companies dated as of July 15, 1998 (Filed as Exhibit 10-R to 1998 Form 10-K Report)

*10-Q	—	First Supplement to Note Purchase Agreement among Donaldson Company, Inc. and certain listed Insurance Companies dated as of August 1, 1998 (Filed as Exhibit 10-S to 1998 Form 10-K Report)

10-R	—	Second Supplement and First Amendment to Note Purchase Agreement among Donaldson Company, Inc. and certain listed Insurance Companies dated as of September 30, 2004

*10-S	—	Deferred Stock Option Gain Plan (2003 Restatement) (Filed as Exhibit 10-R to 2003 Form 10-K Report)***

*10-T	—	2001 Master Stock Incentive Plan (Filed as Exhibit 4.1 to Form S-8 (SEC File No. 333-97771))

*10-U	—	Long Term Compensation Plan (Filed as Exhibit 10-T to 2003 Form 10-K Report)***

11	—	Computation of net earnings per share (“Earnings Per Share” in “Summary of Significant Accounting Policies” in Note A in the Notes to Consolidated Financial Statements on page 29)

13	—	Portions of Registrant’s Annual Report to Shareholders for the year ended July 31, 2004

21	—	Subsidiaries

23	—	Consent of PricewaterhouseCoopers LLP

24	—	Powers of Attorney

31-A	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibit has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference as an exhibit.

**	Pursuant to the provisions of Regulation S-K Item 601(b)(4)(iii)(A) copies of instruments defining the rights of holders of certain long-term debts of the Company and its subsidiaries are not filed and in lieu thereof the Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

***	Denotes compensatory plan or management contract.

Note:   Exhibits have been furnished only to the Securities and Exchange Commission. Copies will be furnished to individuals upon request.