Form 10-Q
period 2004-10-31
DONALDSON CO INC
filed 2004-12-08
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING October 31, 2004 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________.
Commission File Number 1-7891

DONALDSON COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0222640

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1400 West 94th Street
Minneapolis, Minnesota 55431
(Address of principal executive offices)
(Zip Code)

Registrant’s telephone number, including area code (952) 887-3131

Not Applicable
(Former name, former address, and former fiscal year, if changed from last report)

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

Yes __X__ No _____

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   Common Stock, $5 Par Value – 83,187,948 shares as of October 31, 2004

PART I.   FINANCIAL INFORMATION

        Item 1.   Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended October 31

	2004	2003

Net sales	$372,906	$328,220

Cost of sales	256,477	221,643

Gross margin	116,429	106,577

Operating expenses	80,298	70,884

Operating income	36,131	35,693

Other income, net	(3,419)	(387)

Interest expense	2,024	1,072

Earnings before income taxes	37,526	35,008

Income taxes	10,132	9,452

Net earnings	$27,394	$25,556

Weighted average shares
outstanding	85,721,197	86,754,154

Diluted shares outstanding	88,038,004	90,606,700

Basic earnings per share	$.32	$.29

Diluted earnings per share	$.31	$.28

Dividends paid per share	$.055	$.048

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share amounts)
(Unaudited)

	October 31, 2004	July 31, 2004

ASSETS
Current Assets
Cash and cash equivalents	$118,741	$99,504
Accounts receivable – net	279,531	274,120
Inventories
Materials	56,769	52,979
Work in process	22,622	21,109
Finished products	74,289	69,330

Total inventories	153,680	143,418
Prepaid and other current assets	37,335	40,338

Total current assets	589,287	557,380

Property, plant and equipment, at cost	643,179	623,488
Less accumulated depreciation	(377,013)	(361,959)

Property, plant and equipment, net	266,166	261,529
Goodwill	99,134	96,574
Intangible assets	19,650	19,127
Other assets	67,275	66,999

Total Assets	$1,041,512	$1,001,609

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$92,699	$19,736
Current maturities of long-term debt	34,960	34,346
Trade accounts payable	127,061	124,401
Other current liabilities	106,203	97,041

Total Current Liabilities	360,923	275,524

Long-term debt	70,196	70,856
Deferred income taxes	25,023	25,981
Other long-term liabilities	80,990	79,955

Total Liabilities	537,132	452,316

SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value,
1,000,000 shares authorized, no shares issued	—	—
Common stock, $5 par value, 120,000,000 shares authorized,
88,643,194 issued	443,216	443,216
Retained earnings	132,539	111,768
Deferred stock compensation	25,473	22,092
Accumulated other comprehensive income	46,976	31,558
Treasury stock, at cost – 5,285,892 and 2,361,899 shares at
October 31, 2004 and July 31, 2004, respectively	(143,824)	(59,341)

Total Shareholders’ Equity	504,380	549,293

Total Liabilities and Shareholders’ Equity	$1,041,512	$1,001,609

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Three Months Ended October 31

	2004	2003

OPERATING ACTIVITIES
Net earnings	$27,394	$25,556
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	11,041	10,974
Changes in operating assets and liabilities	4,634	(17,490)
Other	(1,770)	3,411

Net cash provided by operating activities	41,299	22,451

INVESTING ACTIVITIES
Net expenditures on property and equipment	(7,050)	(13,516)
Acquisitions, net of cash acquired and investments in
unconsolidated affiliates	—	(4,397)

Net cash used in investing activities	(7,050)	(17,913)

FINANCING ACTIVITIES
Purchase of treasury stock	(86,542)	(5,697)
Repayments of long-term debt	(185)	(104)
Change in short-term borrowings	72,713	12,395
Dividends paid	(4,746)	(4,128)
Exercise of stock options	145	1,622

Net cash (used in) provided by financing activities	(18,615)	4,088

Effect of exchange rate changes on cash	3,603	3,302

Increase in cash and cash equivalents	19,237	11,928

Cash and cash equivalents – beginning of year	99,504	67,070

Cash and cash equivalents – end of period	$118,741	$78,998

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three-month period ended October 31, 2004 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the consolidated financial statements and notes thereto included in Donaldson Company, Inc. and Subsidiaries’ Annual Report on Form 10-K for the year ended July 31, 2004.

Note B – Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation under the recognition and measurement principles using the intrinsic value method. Accordingly, no stock-based compensation cost related to stock options is reflected in net income because all options granted under the Company’s stock option plans have exercise prices equal to the fair value of the stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value-based method of accounting to measure compensation expense for its stock option plans and charged compensation cost against income over the vesting periods. Amounts are in thousands of dollars, except per share amounts:

	Three Months Ended October 31

	2004	2003

Net earnings, as reported	$27,394	$25,556
Less total stock-based employee
compensation expense under the fair
value-based method, net of tax	(921)	(1,236)

Pro forma net earnings	$26,473	$24,320

Basic net earnings per share
As reported	$.32	$.29
Pro forma	$.31	$.28
Diluted net earnings per share
As reported	$.31	$.28
Pro forma	$.30	$.27

Note C – Net Earnings Per Share

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and dilutive shares relating to stock options, restricted stock and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods. For the three months ended October 31, 2004 and 2003, 1,038,040 and 110,854 options, respectively, were excluded from the diluted net earnings per share calculation.

The following table presents information necessary to calculate basic and diluted net earnings per common share (thousands of dollars, except per share amounts):

	Three Months Ended October 31

	2004	2003

Weighted average shares outstanding – basic	85,721	86,754
Diluted share equivalents	2,317	3,853

Weighted average shares outstanding – diluted	88,038	90,607

Net earnings for basic and diluted
earnings per share computation	$27,394	$25,556
Net earnings per share – basic	$.32	$.29
Net earnings per share – diluted	$.31	$.28

Note D – Shareholders’ Equity

The Company reports accumulated other comprehensive income as a separate item in the shareholders’ equity section of the balance sheet. Other comprehensive income consists of foreign currency translation adjustments and net gains or losses on cash flow hedging derivatives.

Total comprehensive income and its components are as follows (thousands of dollars):

	Three Months Ended October 31

	2004	2003

Net earnings	$27,394	$25,556
Foreign currency translation gain	15,237	10,820
Net gain on cash flow hedging derivatives	181	159

Total comprehensive income	$42,812	$36,535

Total accumulated other comprehensive income and its components at October 31, 2004 and July 31, 2004 are as follows (thousands of dollars):

	October 31, 2004	July 31, 2004

Foreign currency translation adjustment	$50,846	$35,610
Net gain (loss) on cash flow hedging derivatives	(646)	142
Net gain from termination of fair value hedge	970	—
Additional minimum pension liability	(4,194)	(4,194)

Total accumulated other comprehensive income	$46,976	$31,558

On September 3, 2004, the Company repurchased 3.0 million shares from Banc of America Securities LLC under an overnight share repurchase program at a total cost of approximately $86.5 million. The overnight share repurchase program permitted the Company to purchase the shares immediately, while Banc of America Securities will purchase the shares in the market over a six-to- nine-month period following the repurchase. At the end of the program, the Company may receive or be required to pay a price adjustment based on the actual cost of Banc of America Securities share purchases.

Note E – Segment Reporting

The Company has two reportable segments, Engine Products and Industrial Products, that have been identified based on the internal organization structure, management of operations and performance evaluation. Certain prior year amounts have been reclassified between the segments to conform to the current structure. Amounts reclassified in net sales and earnings before income taxes are not significant. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, interest income and expense and non-operating income and expenses. Segment detail is summarized as follows (thousands of dollars):

	Engine Products	Industrial Products	Corporate and Unallocated	Total Company

Three Months Ended October 31, 2004:
Net sales	$217,585	$155,321	—	$372,906
Earnings before income taxes	30,873	12,694	(6,041)	37,526
Assets	381,028	414,321	246,163	1,041,512

Three Months Ended October 31, 2003:
Net sales	$186,739	$141,481	—	$328,220
Earnings before income taxes	27,931	10,361	(3,284)	35,008
Assets	344,713	379,428	198,677	922,818

Sales to one customer accounted for 10 percent of net sales for the first quarter ended October 31, 2004. There were no customers over 10 percent of gross accounts receivable as of October 31, 2004.

Note F – Interest Rate Swaps

The Company is exposed to changes in the fair value of its fixed-rate debt resulting from interest rate fluctuations. To hedge this exposure, the Company entered into two fixed-to-variable interest rate swaps on June 6, 2001 and March 18, 2003. At July 31, 2004, these interest rate swaps were accounted for as fair value hedges and were recorded net of the underlying outstanding debt; changes in the payment of interest resulting from the interest rate swaps were recorded as an offset to interest expense. On August 2, 2004, the Company terminated these two interest rate swaps. The aggregate value of the two interest rate swaps at the termination date of $1.0 million will be amortized over the remaining life of the underlying debt.

On August 2, 2004, the Company entered into an interest rate swap to hedge its exposure to changes in the fair value of the $30.0 million senior notes that it had engaged a placement agent to issue. The interest rate on the $30.0 million senior notes offering was locked at 4.85 percent on August 2, 2004. The interest rate swap agreement has a notional amount of $30.0 million maturing on December 17, 2011. The variable rate on the swap is based on the six-month London Interbank Offered Rates “LIBOR”). Because the interest rate swap will not qualify as a hedge of the underlying debt until the debt is issued on December 17, 2004, the market value of the interest rate swap of $0.8 million as of October 31, 2004 was recorded as other income on the accompanying Condensed

Consolidated Statement of Earnings. Upon issuance of the debt, it is the Company's current intention that the interest rate swap will be designated as a hedge to offset changes in the fair value of the debt due to interest rate fluctuations and will qualify for hedge accounting at that time.

Note G – Goodwill and Other Intangible Assets

The Company completed its annual impairment test for goodwill during the third quarter of fiscal 2004. The results of this test showed that the fair value of the reporting units to which the goodwill is assigned was higher than the book values of those reporting units, resulting in no goodwill impairment. As of August 1, 2004, the Company transferred a component of its Engine Products segment to its Industrial Products segment along with the goodwill associated with this component. Due to this reclassification, as of August 1, 2004, the Company performed an impairment test of the reporting unit to which this goodwill is now assigned. The results of this test showed that the fair value of the reporting unit was higher than the book value of that reporting unit, resulting in no goodwill impairment.

The Company has allocated goodwill to its Industrial Products and Engine Products segments. Following is a reconciliation of goodwill for the three months ending October 31, 2004:

	Industrial Products	Engine Products	Total Goodwill

	(Thousands of dollars)
Balance as of August 1, 2004	$72,601	$23,973	$96,574
Transfer of goodwill between segments	22,903	(22,903)	—
Foreign exchange translation	2,501	59	2,560

Balance as of October 31, 2004	$98,005	$1,129	$99,134

As of October 31, 2004, other intangible assets were $19.7 million, a $0.6 million increase from the balance of $19.1 million at July 31, 2004. The increase in other intangible assets is due to foreign currency translation, partially offset by amortization.

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

Note I – Plant Restructurings and Closures

The Company had no plant closure liability recorded as of October 31, 2004 and July 31, 2004 as there were no plant closure activities in the Company’s facilities. A pretax charge relating to the Company’s plant restructurings of $0.7 million and $1.7 million was recorded in the Company’s statement of earnings for the three months ended October 31, 2004 and 2003, respectively.

Note J – Guarantees

The Company and its partner of an unconsolidated joint venture, Advanced Filtration Systems Inc., guarantee certain debt of the joint venture. As of October 31, 2004, the outstanding guaranteed debt of the joint venture was $4.3 million. The joint venture is in compliance with all of its debt covenants and the debt has not been called.

The Company estimates warranty costs using standard quantitative measures based on historical warranty claim experience and, in some cases, evaluating specific customer warranty issues. Following is a reconciliation of warranty reserves as of October 31, 2004 and 2003 (thousands of dollars):

	2004	2003

Balance at July 31	$9,529	$8,080
Accruals for warranties issued during the period	231	—
Accruals related to pre-existing warranties
(including changes in estimates)	319	816
Less settlements made during the period	(302)	(738)

Balance at October 31	$9,777	$8,158

At October 31, 2004, the Company had a contingent liability for standby letters of credit totaling $18.8 million that have been issued and are outstanding. The letters of credit guarantee payment to beneficial third parties in the event the Company is in breach of specified contract terms as detailed in each letter of credit. At October 31, 2004, there are no amounts drawn upon these letters of credit.

Note K – Employee Benefit Plans

The Company, including certain of its subsidiaries, has defined benefit pension plans for substantially all hourly and salaried employees. The domestic plans provide defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit comprised of a percentage of current salary that varies with years of service, interest credits and transition credits. The international plans generally provide pension benefits based on years of service and compensation level.

Following are the components of the net periodic cost recognized for the three months ended October 31, 2004 (thousands of dollars):

	Three Months Ended October 31

	2004	2003

Service cost	$3,237	$3,227
Interest cost	3,369	3,061
Expected return on assets	(4,420)	(4,065)
Transition amount amortization	247	235
Prior service cost amortization	53	38
Actuarial loss amortization	110	388
Employee contributions	(162)	(128)

Total periodic benefit cost	$2,434	$2,756

The Company’s general funding policy for its pension plans is to make contributions as required by applicable regulations.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) introduced a prescription drug benefit under Medicare and, in certain circumstances, a federal subsidy to sponsors of retiree health care benefit plans. One of the Company’s post-retirement health care plans offers prescription drug benefits. In accordance with FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2), which became effective for the Company in the first quarter fiscal 2005, any measures of the accumulated projected benefit obligation or net periodic post-retirement benefit cost should be adjusted to reflect benefits that are actuarially equivalent to Medicare Part D under the Act. The impact of this pronouncement on the Company’s post-retirement health care plan, which offers prescription drug benefits, is not material.

Note L – Commitments and Contingencies

The Company is a defendant in a lawsuit filed in November 1998 in the United States District Court for the Northern District of Iowa (Eastern Division) by Engineered Products Co. (“EPC”). EPC claims patent infringement by the Company arising out of its sales of graduated air restriction indicators in the period from 1996 through the expiration of the EPC patent in May 2001 and seeks monetary damages. EPC is also seeking damages for some period of time beyond the expiration of the patent. On May 11, 2004, the jury found in favor of EPC on its willful infringement claims against the Company and awarded damages in the amount of approximately $5.3 million. On August 12, 2004, the court ruled that EPC was entitled to enhanced damages based on the Company’s willful infringement of the EPC patent and increased damages to a total of approximately

$16.0 million, plus an award of pre-judgment interest in the amount of $1.1 million, together with post-judgment interest. On September 20, 2004, the court granted EPC’s motion and awarded attorneys’ fees and expenses in the amount of approximately $1.9 million. The Company intends to vigorously challenge the judgment and filed its notice of appeal on September 13, 2004. EPC’s patent expired on May 1, 2001 and will not impact the Company’s ongoing business operations. The Company increased its reserve by $5.0 million for this matter in fiscal 2004, recording an expense to selling, general and administrative expenses.

The Company is currently not otherwise subject to any pending litigation other than litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the business, results of operations, financial condition or liquidity of the Company.

Note M – New Accounting Standards

In October 2004, the U.S. Congress passed the American Jobs Creation Act of 2004 (the “Act”). The Act includes numerous provisions that may affect business practices and accounting for income taxes. The Financial Accounting Standards Board (FASB) is considering issuing guidance with respect to the accounting for one-time tax benefits on the repatriation of foreign earnings and the deduction for qualified domestic production activities. The Company is reviewing the provisions of the Act, but as of the first quarter of fiscal 2005, the Company is not able to conclude as to whether or to what extent the Company would repatriate its earnings under the provisions of the Act or what impact this would have on the Company’s Consolidated Financial Statements.

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

The Company has two reporting segments engaged in the design, manufacture and sale of systems to filter air and liquid and other complementary products. The two segments are Engine Products and Industrial Products. Products in the Engine Products segment consist of air intake systems, exhaust systems, liquid filtration systems and replacement filters. The Engine Products segment sells to original equipment manufacturers (OEMs) in the construction, industrial, mining, agriculture and transportation markets and to independent distributors, OEM dealer networks, private label accounts and large private fleets. Products in the Industrial Products segment consist of dust, fume and mist collectors, compressed air purification systems, liquid filters and parts; static and pulse-clean air filter systems for industrial gas turbines; computer disk drive filter products; other specialized air filtration systems and PTFE membrane laminates. The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines and OEMs and end-users requiring highly purified air.

The following discussion of the Company’s financial condition and results of operation should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report.

Overview

The Company reported record sales in the first quarter of fiscal 2005 of $372.9 million, an increase of 13.6 percent from $328.2 million in the first quarter of the prior year. Net income for the quarter was a record $27.4 million, compared to $25.6 million in the first quarter of the prior year. The Company reported record diluted net earnings per share of $.31 for the first quarter of fiscal 2005, up from $.28 in the first quarter of the prior year.

Overall, strong business conditions across both of the Company’s reporting segments drove the 13.6 percent increase in net sales. All of the Company’s product lines reported double-digit increases with the exception of gas turbine, which had a decrease for the quarter. Despite these strong conditions, a new round of commodity price increases in the first quarter of fiscal 2005 impacted the Company’s results for the quarter.

Steel cost increases were the most significant increase in commodity prices. A time lag exists between the time the Company experiences commodity price increases and when these increases are recovered from customers. The Company is working on plans so that prices will fully reflect current commodity costs by the end of the second quarter. While the steel price increase was the major driver of the Company’s gross margin for the first quarter of fiscal 2005, the Company also experienced increases in other commodity, freight and packaging prices.

Absent the increases in commodity prices, the Company’s business units performed well for the first quarter of fiscal 2005. Additionally, the Company has seen more success in its PowerCore® technology as its new programs continued to grow. Its PowerCore® replacement filter sales increased during the quarter, reflecting the success of the Company’s first-fit sales.

Results of Operations

Sales in the United States increased $18.6 million or 11.7 percent for the first quarter of fiscal 2005 compared to the first quarter of the prior year. Total international sales in U.S. dollars increased $26.1 million, or 15.4 percent in the first quarter compared to the prior year. The growth in international sales was led by the Europe and Asia-Pacific regions, which reported increases of $14.2 million or 15.0 percent and $10.2 million or 15.9 percent, respectively. In addition, Mexico and South Africa recorded increases of $1.2 million or 31.6 percent and $0.6 million or 9.0 percent, respectively.

The impact of foreign currency translation during the first quarter of fiscal 2005 increased sales by $10.6 million. This was primarily due to the continued strengthening of the Euro and the British pound sterling against the U.S. dollar, which increased sales by $8.1 million. In addition, the strengthening of the Japanese yen and the Australian dollar resulted in increased sales due to foreign currency translation of $1.2 million and $0.5 million, respectively. Worldwide sales for the first quarter of fiscal 2005, excluding the impact of foreign currency translation, increased 10.4 percent from the first quarter of the prior year. Excluding the impact of foreign currency translation, first quarter sales outside the United States increased 9.2 percent, primarily reflecting strong sales growth in Asia. The impact of foreign currency translation during the first quarter of fiscal 2005 increased net income by $1.1 million; the continued strengthening of the Euro and the British pound sterling against the U.S. dollar accounted for $0.9 million of this increase.

Although net sales excluding foreign currency translation and net earnings excluding foreign currency translation are not measures of financial performance under GAAP, the Company believes they are useful in understanding its financial results. Both measures enable the Company to obtain a more clear understanding of the operating results of its foreign entities without the varying effects that changes in foreign currency exchange rates may have on those results. A shortcoming of these financial measures is that they do not reflect the Company’s actual results under GAAP. Management does not intend these items to be considered in isolation or as a substitute for the related GAAP measures.

Following is a reconciliation to the most comparable GAAP financial measure of this non-GAAP financial measure (thousands of dollars):

	Three Months Ended October 31

	2004	2003

Net sales, excluding foreign currency
translation	$362,349	$309,605
Foreign currency translation	10,557	18,615

Net sales	$372,906	$328,220

Net earnings, excluding foreign currency
translation	$26,305	$23,931
Foreign currency translation	1,089	1,625

Net earnings	$27,394	$25,556

Gross margin for the first quarter of fiscal 2005 was 31.2 percent compared to 32.5 percent for the first quarter in the prior year. The increase in steel prices and the time lag in recovering these increased prices impacted the Company’s gross margin for the quarter. The Company expects to be recovering these material cost increases by the end of the second quarter. In addition to the increased steel prices, other costs including plastic, packaging and freight costs increased during the first quarter of fiscal 2005 resulting in the lower gross margin compared to the first quarter of the prior year. Plant rationalization costs totaled $0.7 million in the first quarter compared to prior year plant rationalization costs of $1.7 million. Operating expenses during the first quarter of fiscal 2005 were $80.3 million, or 21.5 percent of sales, consistent with $70.9 million, or 21.6 percent of sales in the first quarter of the prior year and in line with the Company’s expectations. The Company continued its efforts to control its operating expenses as in fiscal 2004.

Other income for the first quarter of fiscal 2005 totaled $3.4 million, up from $0.4 million in the first quarter of the prior year. Other income for the first quarter of fiscal 2005 consisted of income from unconsolidated affiliates of $1.3 million, foreign exchange gain of $0.9 million, interest income of $0.4 million and income of $0.8 million related to an interest rate swap. For the first quarter of fiscal 2005, interest expense was $2.0 million, up from $1.1 million in the first quarter of the prior year, reflecting the increase in debt during the quarter to fund the Company’s repurchase of 3.0 million shares under its previously announced overnight share repurchase program and the termination of two interest rate swaps.

The income tax rate as of October 31, 2004 remained at 27.0 percent, consistent with the income tax rate for the first quarter of the prior year.

Total backlog at October 31, 2004 was $409 million, up 20 percent, or $69 million, compared to the prior year. In the Engine Products segment, total backlog increased 27 percent from the prior year. In the Industrial Products segment, total backlog increased 10 percent from the prior year.

The 90-day backlog, which consists of goods scheduled for delivery in 90 days, was $225 million at October 31, 2004, up 20 percent or $38 million from the prior year and 9 percent or $19 million from the prior quarter. In the Engine Products segment, the 90-day order backlog increased 15 percent from the prior year. In the Industrial Products segment, the 90-day order backlog increased 27 percent from the prior year as the industrial economy in Asia continues to grow and the North American rebound continues.

Following is financial information for the Company’s Engine Products and Industrial Products segments. Certain prior year amounts have been reclassified between the segments to conform to the current structure. Amounts reclassified in net sales and earnings before income taxes are not significant. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, interest income and expense and non-operating income and expenses (thousands of dollars).

	Engine Products	Industrial Products	Corporate and Unallocated	Total Company

Three Months Ended October 31, 2004:
Net sales	$217,585	$155,321	—	$372,906
Earnings before income taxes	30,873	12,694	(6,041)	37,526

Three Months Ended October 31, 2003:
Net sales	$186,739	$141,481	—	$328,220
Earnings before income taxes	27,931	10,361	(3,284)	35,008

Following are net sales by product within the Engine Products and Industrial Products segment (thousands of dollars):

	Three Months Ended October 31

	2004	2003

Engine Products Segment:
Off-road products	$63,272	$52,816
Transportation products	43,906	37,288
Aftermarket products	110,407	96,635

Total Engine Products segment	217,585	186,739

Industrial Products segment:
Industrial filtration solutions products	99,630	86,153
Gas turbine products	23,876	28,236
Special application products	31,815	27,092

Total Industrial Products segment	155,321	141,481

Total Company	$372,906	$328,220

Engine Products Segment   For the first quarter of fiscal 2005, worldwide sales in the Engine Products segment continue to be very strong, reporting year-over-year increases across all products within that segment. Engine Product sales were a record $217.6 million in the first quarter of fiscal 2005, an increase of 16.5 percent from $186.7 million in the first quarter of the prior year. Total first quarter international Engine Product sales were up 14.6 percent compared to the same period in the prior year while sales in the United States increased by 17.9 percent.

Worldwide sales of off-road products in the first quarter of fiscal 2005 were $63.3 million, an increase of 19.8 percent from $52.8 million in the first quarter of the prior year. North American sales in off-road products increased 14.0 percent due to continued improvement in new construction, agriculture and mining equipment demand. International sales were up 28.8 percent from the first quarter of the prior year with increases in both Asia and Europe of 36.0 percent and 24.9 percent, respectively. The Company’s off-road business is strong globally and conditions remained favorable as the agriculture, construction and mining end markets remain robust around the world.

Worldwide sales in transportation products in the first quarter of fiscal 2005 were $43.9 million, an increase of 17.7 percent from $37.3 million in the first quarter of the prior year. North American transportation sales increased 27.9 percent from the first quarter of the prior year from growing truck build rates and strong diesel emission sales. Transportation sales in Europe increased 34.3 percent as build rates improved in that market while transportation sales in Asia decreased 15.5 percent as emission sales spiked in Japan last year in advance of new emissions regulations.

Worldwide sales of aftermarket products in the first quarter of fiscal 2005 were $110.4 million, an increase of 14.3 percent from $96.6 million in the first quarter of the prior year. North American aftermarket sales grew 16.3 percent as equipment utilization rates continued to improve and sales of diesel emission retrofit equipment ramped up. International sales were up 12.3 percent from the first quarter of the prior year with increases in all countries but most notably in Europe, South Africa and Mexico of 14.0 percent, 23.2 percent and 25.6 percent, respectively. Sales in the Company’s replacement part filters for its PowerCore® products increased 45 percent, showing the success of its PowerCore® first fit sales.

Industrial Products Segment   Worldwide Industrial Products sales in the first quarter of fiscal 2005 were $155.3 million, an increase of 9.8 percent from $141.5 million in the first quarter of the prior year. Total first quarter international Industrial Product sales were up 16.1 percent compared to the same period in the prior year while sales in the United States decreased by 1.8 percent. Increased sales in industrial filtration solution products and special applications products were somewhat offset by a decrease in gas turbine products reflecting the conditions in the markets that this segment serves.

Worldwide sales of industrial filtration solutions products in the first quarter of fiscal 2005 were $99.6 million, an increase of 15.6 percent from $86.2 million in the first quarter of the prior year. North American sales increased 18.5 percent as the manufacturing economy remains stronger than a year ago. International sales increased 13.9 percent in the first quarter of fiscal 2005 over the prior year with sales in Europe showing an increase of 9.7 percent on improved industrial air filtration sales and Asia sales increased 34.1 percent due to continued growth in China and Japan.

Worldwide sales of gas turbine products in the first quarter of fiscal 2005 were $23.9 million, a decrease of 15.4 percent from sales of $28.2 million in the first quarter of the prior year. The overall decrease was mostly due to two customer shipments scheduled for the first quarter that were delayed by the customers until the second quarter. North American gas turbine sales declined 46.2 percent. International sales in gas turbine products grew 13.2 percent as demand remains strong in both Europe and Asia. Despite the overall decrease in the first quarter, the gas turbine market appears to be slightly stronger. In particular, the oil and gas related applications for gas turbines are showing some strength in the Middle-East, Asia and Europe.

Worldwide sales of special application products in the first quarter of fiscal 2005 were $31.8 million, an increase of 17.4 percent from $27.1 million in the first quarter of the prior year. Disk drive filter sales were up 9.2 percent, reflecting a continued strong market and market share gains. Membrane sales increased 35.7 percent due to strong sales in both Europe and Asia. International sales in special application products increased 23.3 percent in the first quarter of fiscal 2005 over the prior year with increases in Europe and Asia of 94.6 percent and 16.9 percent, respectively.

Liquidity and Capital Resources

The Company generated $41.3 million of cash and cash equivalents from operations during the first quarter of fiscal 2005. Operating cash flows increased by $18.8 million from the same period in the prior year. These cash flows, plus borrowings from the Company’s credit facility, were used during the first three months of fiscal 2005 to support $7.1 million in capital additions, the repurchase of $86.5 million of treasury stock and the payment of $4.7 million in dividends. For additional information regarding share repurchase see Part II. Item 2., “Unregistered Sales of Equity Securities and Use of Proceeds.”

At the end of the first quarter, the Company held $118.7 million in cash and cash equivalents, up from $99.5 million at July 31, 2004. Short-term debt totaled $92.7 million, up from $19.7 million at July 31, 2004. The higher short-term debt balance at October 31, 2004 was used in the repurchase of 3.0 million shares from Banc of America Securities LLC under an overnight share repurchase program at a total cost of approximately $86.5 million. The amount of unused lines of credit as of October 31, 2004 was approximately $100.4 million. Long-term debt of $70.2 million at October 31, 2004 was virtually unchanged from $70.9 million at July 31, 2004 and represented 12.2 percent of total long-term capital, compared to 11.4 percent at July 31, 2004. The slight decrease in long-term debt is due to an increase in foreign exchange translation. The Company believes that it will generate sufficient cash from operations to meet its short-term debt obligations.

The Company and its partner of an unconsolidated joint venture, Advanced Filtration Systems Inc., guarantee certain debt of the joint venture. As of October 31, 2004, the outstanding guaranteed debt of the joint venture was $4.3 million.

At October 31, 2004, the Company had a contingent liability for standby letters of credit totaling $18.8 million that have been issued and are outstanding. The letters of credit guarantee payment to beneficial third parties in the event the Company is in breach of specified contract terms as detailed in each letter of credit. At October 31, 2004, there are no amounts drawn upon these letters of credit.

The Company has a five-year multi-currency revolving facility with a group of banks under which the Company may borrow up to $150.0 million. As of October 31, 2004, borrowings under these facilities were $80.0 million. This facility expires on September 2, 2009.

The Company is required to meet various debt covenant tests for its debt agreements. As of October 31, 2004, the Company was in compliance with these debt covenants.

The Company believes that the combination of present capital resources, internally generated funds and unused financing sources are adequate to meet cash requirements for the next twelve-month period.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2004.

Outlook

Overall, the Company expects low-teens sales growth for the Engine Products segment in fiscal 2005. The Company expects continued growth in North American heavy-duty truck build rates throughout fiscal 2005 with business conditions remaining strong in Europe and Asia. Sales in off-road products are expected to remain strong in Asia and North America as conditions in construction, agriculture and mining equipment markets are robust. Both North American and international aftermarket sales are expected to continue growing as increasing equipment utilization spurs replacement filter sales. Diesel emission retrofit sales in North America are anticipated to continue increasing as the company’s technology solution gains acceptance.

The Company expects improving conditions for its Industrial Products segment to generate low-teens sales growth in fiscal 2005. Globally, business conditions for gas turbine products are expected to be stable. Full-year sales are expected to be unchanged compared to fiscal 2004. Industrial filtration solutions sales are expected to be strong in fiscal 2005. American and European industrial air and compressed air filtration markets are expected to continue improving near-term, as order trends are stronger than last year’s levels. Business conditions in Asia remain strong. Special applications products showed continued strength in orders and backlogs for disk drive filters and membranes.

Forward-Looking Statements

From time to time, the Company, through its management, may make forward-looking statements reflecting the Company’s current views with respect to future events and financial performance. These forwarding-looking statements, which may be in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed below, which could cause actual results to differ materially from historical results or those anticipated. The words or phrases “will likely result,” “are expected to,” “will continue,” “estimate,” “project,” “believe,” “expect,” “anticipate,” “forecast,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 21e of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995 (“PSLRA”). In particular the Company desires to take advantage of the protections of the PSLRA in connection with the forward-looking statements made in this Quarterly Report to Shareholders.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. In addition, the Company wishes to advise readers that the factors listed below, as well as other factors, could affect the Company’s financial or other performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods or events in any current statement. This discussion of factors is not intended to be exhaustive, but rather to highlight important risk factors that impact results. General economic and political conditions and many other contingencies that may cause the Company’s actual results to differ from those currently anticipated are not separately discussed. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Risks Associated with International Operations   The Company does business and has manufacturing operations in numerous countries and regions, including China, Hong Kong, India, Indonesia, Japan, Korea, Malaysia, Philippines, Singapore and other Asia-Pacific countries, Western and Eastern Europe, the Middle East, Africa, Canada, Mexico, Central America and South America. The stability, growth and profitability of this portion of the Company’s business may be affected by changes in political and military events, trade, monetary and fiscal policies and the laws and regulations of the United States and other trading nations. In addition, the Company’s international operations are subject to the risk of new and different political and military events, legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, potential difficulties in staffing and managing local operations, credit risk of local customers and distributors, potential difficulties in protecting intellectual property, risk of nationalization of private enterprises, potential imposition of restrictions on investments, potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries, and local economic political and social conditions, including the possibility of hyper-inflationary conditions, in certain countries. If for whatever reason, the United States were to enter a recession, then demand for Company products would be negatively impacted in North America and throughout the rest of the world.

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

Risks Relating to Acquisitions   The Company has in the past and may in the future pursue acquisitions of complementary product lines, technologies or businesses. It also completed the acquisition of Ultrafilter at the end of fiscal 2002. Acquisitions by the Company may result in potentially dilutive issuance’s equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could adversely affect the Company’s profitability. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, corporate culture conflicts, the diversion of management’s attention from other business concerns, assumption of unanticipated legal liabilities and the potential loss of key employees of the acquired company. There can be no assurance that the Company will be able to identify and successfully complete and integrate acquisitions. There can be no assurance as to the effect of acquisitions on the Company’s business or operating results.

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

Sales to each of Caterpillar, Inc. and its subsidiaries and General Electric and its subsidiaries have accounted for greater than 10 percent of the Company’s net sales in one or more of the last five fiscal years. An adverse change in Caterpillar’s or General Electric’s financial performance, condition or results of operations or a material reduction in sales to these customers for any other reason could negatively impact the Company’s operating results.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the reported market risk of the Company since July 31, 2004. See further discussion of these market risks in the Donaldson Company, Inc. Annual Report on Form 10-K for the year ended July 31, 2004.

Item 4.   Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequately designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

(b)	Changes in Internal Control over Financial Reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with such evaluation during the fiscal quarter ended October 31, 2004, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is a defendant in a lawsuit filed in November 1998 in the United States District Court for the Northern District of Iowa (Eastern Division) by Engineered Products Co. (“EPC”). EPC claims patent infringement by the Company arising out of its sales of graduated air restriction indicators in the period from 1996 through the expiration of the EPC patent in May 2001 and seeks monetary damages. EPC is also seeking damages for some period of time beyond the expiration of the patent. On May 11, 2004, the jury found in favor of EPC on its willful infringement claims against the Company and awarded damages in the amount of approximately $5.3 million. On August 12, 2004, the court ruled that EPC was entitled to enhanced damages based on the Company’s willful infringement of the EPC patent and increased damages to a total of approximately $16.0 million, plus an award of pre-judgment interest in the amount of $1.1 million, together with post-judgment interest. On September 20, 2004, the court granted EPC’s motion and awarded attorneys’ fees and expenses in the amount of approximately $1.9 million. The Company intends to vigorously challenge the judgment and filed its notice of appeal on September 13, 2004. EPC’s patent expired on May 1, 2001 and will not impact the Company’s ongoing business operations. The Company increased its reserve by $5.0 million for this matter in fiscal 2004, recording an expense to selling, general and administrative expenses.

The Company is currently not otherwise subject to any pending litigation other than litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the business, results of operations, financial condition or liquidity of the Company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Repurchases of Equity Securities

The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended October 31, 2004.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

August 1 – August 31, 2004	—	—	—	6,485,600 shares
September 1 – September 30, 2004	3,000,000	$28.85	3,000,000	3,485,600 shares
October 1 – October 31, 2004	—	—	—	3,485,600 shares
Total	3,000,000	$28.85	3,000,000	3,485,600 shares

(1)	On January 17, 2003, the Company announced that the Board of Directors authorized the repurchase of up to 8.0 million common shares. This repurchase authorization, which is effective until terminated by the Board of Directors, replaces the existing authority that expired at the end of March 2003. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the quarter ended October 31, 2004.

Item 6.   Exhibits

3-A – Restated Certificate of Incorporation of Registrant as currently in effect

*3-B – By-laws of Registrant as currently in effect (Filed as Exhibit 3-B to 2003 Form 10-K Report)

*4 – **

*4-A – Preferred Stock Amended and Restated Rights Agreement (Filed as Exhibit 4.1 to Form 8-K Report Dated January 12, 1996)

10-A – Form of Officer Stock Option Award Agreement under the 2001 Master Stock Incentive Plan

10-B – Form of Non-Employee Director Non-Qualified Stock Option Agreement under the 2001 Master Stock Incentive Plan

31-A – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 – Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference as an exhibit.

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

DONALDSON COMPANY, INC.

(Registrant)

Date	December 8, 2004	By	/s/ William M. Cook

William M. Cook
Chief Executive Officer

Date	December 8, 2004	By	/s/ Thomas R. VerHage

Thomas R. VerHage
Vice President,
Chief Financial Officer

Date	December 8, 2004	By	/s/ James F. Shaw

James F. Shaw
Controller