Form 10-Q
period 2005-01-31
DONALDSON CO INC
filed 2005-03-07
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING JANUARY 31, 2005 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

Commission File Number 1-7891

DONALDSON COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0222640

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1400 West 94th Street
Minneapolis, Minnesota 55431
(Address of principal executive offices)
(Zip Code)

Registrant’s telephone number, including area code: (952) 887-3131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__      No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes __X__      No _____

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5 Par Value – 83,488,600 shares as of January 31, 2005

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 31		January 31
	2005	2004	2005	2004
Net sales	$388,424	$332,210	$761,330	$660,430

Cost of sales	267,168	228,774	523,645	450,417

Gross margin	121,256	103,436	237,685	210,013

Operating expenses	84,285	74,509	164,583	145,393

Gain on sale of Ome land and building	—	(5,616)	—	(5,616)

Operating income	36,971	34,543	73,102	70,236

Other income, net	(1,866)	(1,025)	(5,285)	(1,412)

Interest expense	2,240	1,322	4,264	2,394

Earnings before income taxes	36,597	34,246	74,123	69,254

Income taxes	9,881	9,247	20,013	18,699

Net earnings	$26,716	$24,999	$54,110	$50,555

Weighted average shares
Outstanding	84,907,607	88,136,916	85,314,400	88,122,226

Diluted shares outstanding	87,269,110	90,672,890	87,613,582	90,550,828

Basic earnings per share	$.31	$.28	$.63	$.57

Diluted earnings per share	$.31	$.28	$.62	$.56

Dividends paid per share	$.060	$.047	$.115	$.095

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share amounts)
(Unaudited)

	January 31, 2005	July 31, 2004
ASSETS
Current Assets
Cash and cash equivalents	$129,277	$99,504
Accounts receivable, less allowance of $9,469 and $8,741	288,699	274,120
Inventories
Materials	59,456	52,979
Work in process	23,693	21,109
Finished products	77,805	69,330

Total inventories	160,954	143,418
Prepaid and other current assets	41,595	40,338

Total current assets	620,525	557,380

Property, plant and equipment, at cost	654,770	623,488
Less accumulated depreciation	(379,525)	(361,959)

Property, plant and equipment, net	275,245	261,529
Goodwill	104,594	96,574
Intangible assets	21,932	19,127
Other assets	64,078	66,999

Total Assets	$1,086,374	$1,001,609

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$72,039	$19,736
Current maturities of long-term debt	23,688	34,346
Trade accounts payable	132,530	124,401
Other current liabilities	98,641	97,041

Total Current Liabilities	326,898	275,524
Long-term debt	111,729	70,856
Deferred income taxes	27,767	25,981
Other long-term liabilities	82,987	79,955

Total Liabilities	549,381	452,316

SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value,
1,000,000 shares authorized, no shares issued	—	—
Common stock, $5 par value, 120,000,000 shares authorized,
88,643,194 issued	443,216	443,216
Retained earnings	147,352	111,768
Deferred stock compensation	25,557	22,092
Accumulated other comprehensive income	56,792	31,558
Treasury stock, at cost – 5,004,636 and 2,361,899 shares at
January 31, 2005 and July 31, 2004, respectively	(135,924)	(59,341)

Total Shareholders’ Equity	536,993	549,293

Total Liabilities and Shareholders’ Equity	$1,086,374	$1,001,609

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Six Months Ended January 31
	2005	2004
OPERATING ACTIVITIES

Net earnings	$54,110	$50,555
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Gain on sale of Ome land and building	—	(5,616)
Depreciation and amortization	22,009	20,889
Changes in operating assets and liabilities	(14,570)	(27,636)
Other, net	3,627	7,826

Net cash provided by operating activities	65,176	46,018

INVESTING ACTIVITIES

Net expenditures on property and equipment	(22,521)	(27,301)
Acquisitions and investments in unconsolidated
affiliates, net of cash acquired	(6,075)	(4,397)

Net cash used in investing activities	(28,596)	(31,698)

FINANCING ACTIVITIES

Purchase of treasury stock	(86,542)	(15,270)
Proceeds from long-term debt	30,000	—
Repayments of long-term debt	(601)	(219)
Change in short-term debt	51,814	17,899
Dividends paid	(9,757)	(8,257)
Other, net	1,317	2,747

Net cash used in financing activities	(13,769)	(3,100)

Effect of exchange rate changes on cash	6,962	4,905

Increase in cash and cash equivalents	29,773	16,125

Cash and cash equivalents – beginning of year	99,504	67,070

Cash and cash equivalents – end of period	$129,277	$83,195

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the six-month period ended January 31, 2005 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the consolidated financial statements and notes thereto included in Donaldson Company, Inc. and Subsidiaries’ Annual Report on Form 10-K for the year ended July 31, 2004.

Note B – Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation under the recognition and measurement principles using the intrinsic value method. Accordingly, no stock-based compensation cost related to stock options is reflected in net earnings because all options granted under the Company’s stock option plans have exercise prices equal to the fair value of the stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value-based method of accounting to measure compensation expense for its stock option plans and charged compensation cost against earnings over the vesting periods. Amounts are in thousands of dollars, except per share amounts:

	Three Months Ended January 31		Six Months Ended January 31
	2005	2004	2005	2004
Net earnings, as reported	$26,716	$24,999	$54,110	$50,555
Less total stock-based employee
compensation expense under the fair
value-based method, net of tax	(2,214)	(3,755)	(3,135)	(4,991)

Pro forma net earnings	$24,502	$21,244	$50,975	$45,564

Basic net earnings per share
As reported	$.31	$.28	$.63	$.57
Pro forma	$.29	$.24	$.60	$.52
Diluted net earnings per share
As reported	$.31	$.28	$.62	$.56
Pro forma	$.28	$.23	$.58	$.50

Note C – Net Earnings Per Share

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and dilutive shares relating to stock options, restricted stock and stock incentive plans. Certain outstanding options are excluded from the diluted net earnings per share calculations if their exercise prices were greater than the average market price of the Company’s common stock during those periods. For the three months and six months ended January 31, 2005 there were no options excluded from the diluted net earnings per share calculation. For the three months and six months ended January 31, 2004 there were 581,958 and 879,216 options excluded from the diluted net earnings per share calculation, respectively.

The following table presents information necessary to calculate basic and diluted net earnings per common share (thousands of dollars, except per share amounts):

	Three Months Ended January 31		Six Months Ended January 31
	2005	2004	2005	2004
Weighted average shares outstanding – basic	84,908	88,137	85,314	88,122

Diluted share equivalents	2,361	2,536	2,300	2,429

Weighted average shares outstanding – diluted	87,269	90,673	87,614	90,551

Net earnings for basic and diluted
earnings per share computation	$26,716	$24,999	$54,110	$50,555

Net earnings per share – basic	$.31	$.28	$.63	$.57

Net earnings per share – diluted	$.31	$.28	$.62	$.56

Note D – Shareholders’ Equity

The Company reports accumulated other comprehensive income as a separate item in the shareholders’ equity section of the balance sheet. Other comprehensive income consists of foreign currency translation adjustments and net gains or losses on cash flow hedging derivatives.

Total comprehensive income and its components are as follows (thousands of dollars):

	Three Months Ended January 31		Six Months Ended January 31
	2005	2004	2005	2004
Net earnings	$26,716	$24,999	$54,110	$50,555
Foreign currency translation gain	9,724	19,925	24,961	30,745
Net gain on hedging derivatives	92	359	273	518

Total comprehensive income	$36,532	$45,283	$79,344	$81,818

Total accumulated other comprehensive income and its components at January 31, 2005 and July 31, 2004 are as follows (thousands of dollars):

	January 31, 2005	July 31, 2004
Foreign currency translation adjustment	$60,571	$35,610
Net gain on hedging derivatives	415	142
Additional minimum pension liability	(4,194)	(4,194)

Total accumulated other comprehensive income	$56,792	$31,558

On September 3, 2004, the Company repurchased 3.0 million shares from Banc of America Securities LLC under an overnight share repurchase program at a total cost of $86.5 million. The overnight share repurchase program permitted the Company to purchase the shares immediately, while Banc of America Securities purchased the shares in the market over a six month period following the repurchase, which concluded on February 28, 2005. The Company paid a $5.4 million price adjustment on March 3, 2005, based on the weighted average market price during the period while Banc of America Securities was purchasing the shares. This payment will be treated as an increase in treasury stock in the equity section of the Company’s balance sheet during the third quarter of fiscal 2005. The total cost of the overnight share repurchase program was $91.9 million.

Note E – Segment Reporting

The Company has two reportable segments, Engine Products and Industrial Products, that have been identified based on the internal organization structure, management of operations and performance evaluation. Certain prior year amounts have been reclassified between the segments to conform to the current structure (see Note G). Amounts reclassified in net sales and earnings before income taxes are not significant. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, interest income and expense, the gain on sale of the Ome land and building and non-operating income and expenses. Segment detail is summarized as follows (thousands of dollars):

	Engine Products	Industrial Products	Corporate and Unallocated	Total Company
Three Months Ended January 31, 2005:
Net sales	$219,432	$168,992	—	$388,424
Earnings before income taxes	27,384	10,908	(1,695)	36,597

Three Months Ended January 31, 2004:
Net sales	$184,418	$147,792	—	$332,210
Earnings before income taxes	19,647	10,279	4,320	34,246

Six Months Ended January 31, 2005:
Net sales	$437,017	$324,313	—	$761,330
Earnings before income taxes	58,257	23,602	(7,736)	74,123
Assets	391,796	427,698	266,880	1,086,374

Six Months Ended January 31, 2004:
Net sales	$371,157	$289,273	—	$660,430
Earnings before income taxes	47,578	20,640	1,036	69,254
Assets	346,669	391,927	211,247	949,843

There were no sales to one customer over 10 percent of net sales for the three months ended January 31, 2005. Sales to one customer accounted for 10 percent of net sales for the six months ended January 31, 2005. One customer accounted for 10 percent of gross accounts receivable as of January 31, 2005.

Note F – Interest Rate Swaps

The Company is exposed to changes in the fair value of its fixed-rate debt resulting from interest rate fluctuations. To hedge this exposure, the Company entered into two fixed-to-variable interest rate swaps on June 6, 2001 and March 18, 2003. At July 31, 2004, these interest rate swaps were accounted for as fair value hedges and were recorded net of the underlying outstanding debt; changes in the payment of interest resulting from the interest rate swaps were recorded as an offset to interest expense. On August 2, 2004, the Company terminated these two interest rates swaps. The aggregate value of the two interest rate swaps at the termination date of $1.0 million will be amortized over the remaining life of the underlying debt.

On August 2, 2004, the Company entered into an interest rate swap to hedge its exposure to changes in the fair value of the $30.0 million senior notes that it had engaged a placement agent to issue. Because the interest rate swap did not qualify as a hedge of the underlying debt until the issuance of the debt on December 17, 2004, the change in the market value of the interest rate swap of $0.7 million during the period from August 2, 2004 to December 17, 2004, was recorded as other income, at which time it was terminated.

On December 17, 2004, the Company entered into a new fixed-to-variable interest rate swap to hedge its exposure to changes in the fair value of the $30.0 million senior notes that it issued on that same date. The interest rate swap agreement had a notional amount of $30.0 million maturing on December 17, 2011. The variable rate on the swap is based on the six-month London Interbank Offered Rates (“LIBOR”). This interest rate swap is accounted for as a fair value hedge and is recorded net of the underlying outstanding debt. Changes in payment of interest resulting from the interest rate swap will be recorded as an offset to interest expense. As of January 31, 2005, the interest rate swap had a fair value of less than $0.1 million, which is recorded net of underlying debt in the liabilities section of the balance sheet.

Note G – Goodwill and Other Intangible Assets

In August 2004, the Company transferred a component of its Engine Products segment to its Industrial Products segment along with the goodwill associated with this component. Due to this reclassification, as of August 1, 2004, the Company performed an impairment test of the reporting unit to which this goodwill is now assigned. The results of this test showed that the fair value of the reporting unit was higher than the book value of that reporting unit, resulting in no goodwill impairment.

The Company has allocated goodwill to its Industrial Products and Engine Products segments. Following is a reconciliation of goodwill for the six months ending January 31, 2005 (thousands of dollars):

	Industrial Products	Engine Products	Total Company
Balance as of August 1, 2004	$72,601	$23,973	$96,574
Transfer of goodwill between segments	22,903	(22,903)	—
Acquisition activity	4,164	—	4,164
Foreign exchange translation	3,771	85	3,856

Balance as of January 31, 2005	$103,439	$1,155	$104,594

As of January 31, 2005, other intangible assets were $21.9 million, a $2.8 million increase from the balance of $19.1 million at July 31, 2004. The increase in other intangible assets is due to acquisition activity in the Industrial Products segment during the quarter and foreign currency translation partially offset by amortization.

Note H – Plant Restructurings and Closures

The Company had no plant closure liability recorded as of January 31, 2005 or July 31, 2004. A pretax charge relating to the Company’s plant rationalization and start-up costs of $1.4 million and $3.8 million was recorded in the Company’s statement of earnings for the three months ended January 31, 2005 and 2004, respectively. For the six months ended January 31, 2005 and 2004, the

Company recorded a pretax charge relating to plant rationalization and start-up costs of $2.1 million and $5.5 million, respectively.

Note I – Guarantees

The Company and its partner of an unconsolidated joint venture, Advanced Filtration Systems Inc., guarantee certain debt of the joint venture. As of January 31, 2005, the outstanding guaranteed debt of the joint venture was $2.5 million. The joint venture is in compliance with all of its debt covenants and the debt has not been called.

The Company estimates warranty costs using standard quantitative measures based on historical warranty claim experience and, in some cases, evaluating specific customer warranty issues. Following is a reconciliation of warranty reserves for the six-months ended January 31, 2005 and 2004 (thousands of dollars):

	January 31, 2005	January 31, 2004
Beginning balance	$9,529	$8,080
Accruals for warranties issued during the period	231	—
Accruals related to pre-existing warranties
(including changes in estimates)	1,189	666
Less settlements made during the period	(802)	(1,150)

Ending balance	$10,147	$7,596

At January 31, 2005, the Company had a contingent liability for standby letters of credit totaling $18.1 million that have been issued and are outstanding. The letters of credit guarantee payment to beneficial third parties in the event the Company is in breach of specified contract terms as detailed in each letter of credit. At January 31, 2005, there were no amounts drawn upon these letters of credit.

Note J – Employee Benefit Plans

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

Following are the components of the net periodic cost recognized for the three months and six months ended January 31, 2005 (thousands of dollars):

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	2004	2005	2004
Service cost	$3,505	$3,281	$6,960	$6,508
Interest cost	3,590	3,098	7,139	6,160
Expected return on assets	(4,549)	(4,091)	(9,069)	(8,156)
Transition amount amortization	316	251	614	485
Prior service cost amortization	54	38	107	76
Actuarial loss amortization	114	401	224	789
Employee contributions	(170)	(138)	(333)	(266)

Total periodic benefit cost	$2,860	$2,840	$5,642	$5,596

The Company’s general funding policy for its pension plans is to make contributions as required by applicable regulations.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) introduced a prescription drug benefit under Medicare and, in certain circumstances, a federal subsidy to sponsors of retiree health care benefit plans. One of the Company’s post-retirement health care plans offers prescription drug benefits, which are considered actuarially equivalent to Medicare Part D. In accordance with Financial Accounting Standards Board (FASB) Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2), which became effective for the Company in the first quarter fiscal 2005, any measures of the accumulated projected benefit obligation or net periodic post-retirement benefit cost should be adjusted to reflect benefits that are actuarially equivalent to Medicare Part D under the Act. The Company has determined that the subsidies that the Company may receive under the Act will not be significant. Thus, the impact of this pronouncement on the Company’s post-retirement health care plan is not material.

Note K – Commitments and Contingencies

The Company is a defendant in a lawsuit filed in November 1998 in the United States District Court for the Northern District of Iowa (Eastern Division) by Engineered Products Co. (EPC). EPC claims patent infringement by the Company arising out of its sales of graduated air restriction indicators in the period from 1996 through the expiration of the EPC patent in May 2001 and seeks monetary damages. EPC is also seeking damages for some period of time beyond the expiration of the patent. On May 11, 2004, the jury found in favor of EPC on its willful infringement claims against the Company and awarded damages in the amount of approximately $5.3 million. On August 12, 2004, the court ruled that EPC was entitled to enhanced damages based on the Company’s willful infringement of the EPC patent and increased damages to a total of approximately $16.0 million, plus an award of pre-judgment interest in the amount of $1.1 million, together with post-judgment interest. On September 20, 2004, the court granted EPC’s motion and awarded attorneys’ fees and expenses in the amount of approximately $1.9 million. The Company filed its notice of appeal on September 13, 2004. The Company and EPC are currently in the briefing process for the appeal filed with the Federal Circuit Court of Appeals. EPC’s patent expired on May 1, 2001 and will not impact the Company’s ongoing business operations. The Company increased its reserve by $5.0 million for this matter in the fourth quarter of fiscal 2004, recording an expense to selling, general and administrative expenses.

The Company is currently not otherwise subject to any pending litigation other than litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the business, results of operations, financial condition or liquidity of the Company.

Note L – New Accounting Standards

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2). FSP 109-2 allows a company time beyond the financial reporting period of enactment to evaluate the effect of the American Jobs Creation Act of 2004 (the Act) on its plan for reinvestment or repatriation of foreign earnings. The Company is reviewing the provisions of the Act, but as of the end of second quarter of fiscal 2005, the Company is not able to conclude as to whether or to what extent the Company would repatriate its earnings under the provisions of the Act or what impact the Act would have on the Company’s consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). FSP 109-1 concludes that the deduction should be accounted for as a special deduction in accordance with SFAS No. 109. This deduction is not available to the Company until fiscal 2006.

In November 2004, the FASB issued Statement on Financial Accounting Standards (SFAS) No. 151, “Inventory Costs.” This statement requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. The statement also requires that fixed production overhead be allocated to conversion costs based on normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred by the Company beginning in fiscal 2006. The Company is in the process of determining the impact of adoption of this statement on its results of operations but does not believe that it would have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R) “Share Based Payment.”  This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” which resulted in no stock-based employee compensation cost related to stock options if the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  SFAS No. 123(R) requires recognition of compensation expense relating to employee services provided in exchange for a share-based payment based on the grant date fair market value.  The Company is required to adopt SFAS No. 123(R) for its first quarter of fiscal 2006.  As of the effective date, this statement applies to all new awards granted as well as awards modified, repurchased or cancelled.  Additionally, compensation cost for stock-based awards that has not previously been recognized will be recognized as the remaining service is rendered.  The Company is in the process of determining the impact this statement will have on its consolidated financial statements upon adoption.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is to be applied prospectively, and is effective for the Company for nonmonetary asset exchanges that occur beginning in fiscal 2006. The Company does not expect the adoption of SFAS No. 153 to have a material impact on its consolidated financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion of the Company’s financial condition and results of operation should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report and in the Company’s Annual Report on Form 10-K for the year ended July 31, 2004.

Overview

The Company reported record sales in the second quarter of fiscal 2005 of $388.4 million, an increase of 16.9 percent from $332.2 million in the second quarter of the prior year. Net income for the quarter was $26.7 million, up 6.9 percent from $25.0 million in the second quarter of the prior year. The Company reported diluted net earnings per share of $.31 for the second quarter of fiscal 2005, up from $.28 in the second quarter of the prior year.

Strong business conditions in both the Engine Products segment and the Industrial Products segment drove the 16.9 percent increase in net sales for the second quarter, with increases across the Company’s product lines within both segments. Within the Engine Products segment, North American heavy-duty truck build rates continued to remain at a high level, driving increased sales in truck products. Strong sales in off-road products were a result of favorable conditions in the production of new construction, agriculture and mining equipment. Worldwide aftermarket sales increased due to an increase in equipment utilization, which impacted replacement filter sales. Within the Industrial Products segment, global business conditions for gas turbine were stable and resulted in a slight increase in sales for the quarter over the prior year. Business conditions for industrial filtration solutions products and special application products also remained strong, resulting in double-digit sales increases for the quarter over the prior year.

Despite the growth in net sales, the Company continued to face challenges in the second quarter of fiscal 2005. Although steel costs were stable, they remained significantly higher than the prior year. As of the end of the second quarter of fiscal 2005, the recovery of steel price increases with the Company’s customers were substantially in place. During the second quarter of fiscal 2005, the Company experienced several large, lower-margin jobs in its gas turbine products within the Industrial Products segment, negatively impacting the Company’s results for the quarter. These lower-margin jobs primarily relate to jobs that were quoted prior to the steel price spike and therefore the higher steel costs were not passed along to the Company’s customers. Additionally, the prior year results included a $5.6 million pretax gain from the sale of land in Japan, offset by $2.4 million of related plant rationalization costs, which made for a difficult comparison for the second quarter of fiscal 2005. Despite these challenges, the Company posted increased net earnings and diluted earnings per share of 6.9 percent and 10.7 percent, respectively.

For the six-month period, the Company reported net sales of $761.3 million, an increase of 15.3 percent from $660.4 million in the prior year. Net income for the six-month period was $54.1 million, up 7.0 percent from $50.6 million in the prior year. The Company reported diluted net earnings per share of $.62 for the six-month period, up 10.7 percent from $.56 in the prior year.

Results of Operations

Sales in the United States increased $28.8 million or 19.1 percent for the second quarter of fiscal 2005 compared to the second quarter of the prior year. Total international sales in U.S. dollars increased $27.4 million or 15.1 percent in the second quarter compared to the prior year. The growth in international sales was led by the Europe and Asia-Pacific regions, which reported increases of $19.2 million or 19.5 percent and $4.9 million or 6.7 percent, respectively. In addition, Mexico and South Africa recorded increases of $1.4 million or 37.4 percent and $1.6 million or 25.5 percent, respectively. For the six-month period ended January 31, 2005, sales in the United States increased $47.3 million or 15.3 percent from the prior year and total international sales in U.S. dollars increased $53.6 million or 15.2 percent from the prior year.

The impact of foreign currency translation during the second quarter of fiscal 2005 increased sales by $11.3 million. This was primarily due to the continued strengthening of the Euro and the British pound sterling against the U.S. dollar, which increased sales by $8.6 million. In addition, the strengthening of the Japanese yen, the South African rand and the Australian dollar resulted in increased sales due to foreign currency translation of $1.0 million, $0.9 million and $0.3 million, respectively. The impact of foreign currency translation year-to-date as of the second quarter of fiscal 2005 increased sales by $21.9 million. Worldwide sales for the second quarter of fiscal 2005, excluding the impact of foreign currency translation, increased 13.5 percent from the second quarter of the prior year, and 12.0 percent year-to-date. Excluding the impact of foreign currency translation, second quarter sales outside the United States increased 8.9 percent, primarily reflecting strong sales growth in Europe. The impact of foreign currency translation increased net income by $0.3 million and $1.4 million for the three and six-month periods of fiscal 2005, respectively.

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

Following is a reconciliation to the most comparable GAAP financial measure of this non-GAAP financial measure (thousands of dollars):

	Three Months Ended January 31		Six Months Ended January 31
	2005	2004	2005	2004
Net sales, excluding foreign currency
translation	$377,130	$309,725	$739,479	$619,330
Foreign currency translation	11,294	22,485	21,851	41,100

Net sales	$388,424	$332,210	$761,330	$660,430

Net earnings, excluding foreign currency
translation	$26,442	$23,502	$52,747	$47,433
Foreign currency translation	274	1,497	1,363	3,122

Net earnings	$26,716	$24,999	$54,110	$50,555

Gross margin for the second quarter of fiscal 2005 was 31.2 percent compared to 31.1 percent for the second quarter in the prior year. Steel costs in the second quarter were stable but remained significantly higher than the prior year, negatively impacting the Company’s gross margin for the quarter. These steel cost increases have been primarily offset by the implementation of steel price recovery increases with the Company’s customers. Plant rationalization and start-up costs totaled $1.4 million in the second quarter compared to prior year plant rationalization and start-up costs of $3.8 million. Year-to-date plant rationalization and start-up costs totaled $2.1 million compared to prior year plant rationalization and start-up costs of $5.5 million. Operating expenses during the second quarter of fiscal 2005 were $84.3 million, or 21.7 percent of sales, compared to $74.5 million, or 22.4 percent of sales in the prior year period. Year-to-date operating expenses were 21.6 percent of sales, down from 22.0 percent in the prior year. The Company has continued its efforts to control its operating expenses as in fiscal 2004.

Other income for the second quarter of fiscal 2005 totaled $1.9 million, up from $1.0 million in the second quarter of the prior year. Other income for the second quarter of fiscal 2005 consisted of income from unconsolidated affiliates of $0.9 million, foreign exchange gain of $0.6 million, interest income of $0.8 million and other expense of $0.4 million. For the second quarter of fiscal 2005, interest expense was $2.2 million, up from $1.3 million in the second quarter of the prior year, driven primarily by the additional debt to fund the Company’s repurchase of 3.0 million shares under an overnight share repurchase program and higher short-term interest rates. Year-to-date, other income totaled $5.3 million, an increase from the $1.4 million reported in the prior year, primarily relating to the change in foreign currency and the valuation and settlement of an interest rate swap. Year-to-date interest expense was $4.3 million compared to $2.4 million in the prior year.

The income tax rate as of January 31, 2005 remained at 27.0 percent, consistent with the income tax rate for the second quarter of the prior year.

Total backlog at January 31, 2005 was $417 million, up 11 percent, or $43 million, compared to the prior year. In the Engine Products segment, total backlog increased 15 percent from the prior year. In the Industrial Products segment, total backlog increased 5 percent from the prior year.

The 90-day backlog, which consists of goods scheduled for delivery within 90 days, was $236 million, up 2 percent, or $4 million, from the prior year and 5 percent, or $10 million, from the prior quarter. In the Engine Products segment, the 90-day order backlog increased 1 percent from the prior year. In the Industrial Products segment, the 90-day order backlog increased 2 percent from the prior year.

While incoming orders remained robust in the quarter, the year-over-year growth of the Company’s backlogs has moderated as order activity had started to ramp up significantly in the second quarter of the prior year.

Operations by Segment

Following is financial information for the Company’s Engine Products and Industrial Products segments. Certain prior year amounts have been reclassified between the segments to conform to the current segment structure. Amounts reclassified in net sales and earnings before income taxes are not significant. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, interest income and expense, the gain on sale of the Ome land and building and non-operating income and expenses (thousands of dollars).

	Engine Products	Industrial Products	Corporate and Unallocated	Total Company
Three Months Ended January 31, 2005:
Net sales	$219,432	$168,992	—	$388,424
Earnings before income taxes	27,384	10,908	(1,695)	36,597

Three Months Ended January 31, 2004:
Net sales	$184,418	$147,792	—	$332,210
Earnings before income taxes	19,647	10,279	4,320	34,246

Six Months Ended January 31, 2005:
Net sales	$437,017	$324,313	—	$761,330
Earnings before income taxes	58,257	23,602	(7,736)	74,123

Six Months Ended January 31, 2004:
Net sales	$371,157	$289,273	—	$660,430
Earnings before income taxes	47,578	20,640	1,036	69,254

Following are net sales by product within the Engine Products and Industrial Products segment (thousands of dollars):

	Three Months Ended January 31		Six Months Ended January 31
	2005	2004	2005	2004
Engine Products segment:
Off-road products	$69,261	$56,838	$132,533	$109,654
Transportation products	40,369	38,101	84,275	75,389
Aftermarket products	109,802	89,479	220,209	186,114

Total Engine Products segment	219,432	184,418	437,017	371,157

Industrial Products segment:
Industrial filtration solutions products	105,804	89,123	205,434	175,276
Gas turbine products	29,752	28,999	53,628	57,235
Special application products	33,436	29,670	65,251	56,762

Total Industrial Products segment	168,992	147,792	324,313	289,273

Total Company	$388,424	$332,210	$761,330	$660,430

Engine Products Segment   For the second quarter of fiscal 2005, worldwide sales in the Engine Products segment continued to be very strong, reporting year-over-year increases across all products within that segment. Engine Product sales were a record $219.4 million in the second quarter of fiscal 2005, an increase of 19.0 percent from $184.4 million in the second quarter of the prior year. Total second quarter international Engine Product sales were up 14.4 percent compared to the same period in the prior year while sales in the United States increased by 22.7 percent. Year-to-date, worldwide net sales were $437.0 million, an increase of 17.7 percent from $371.2 million in the prior year. International Engine Product sales increased 14.5 percent and sales in the United States increased 20.2 percent from the prior year on a year-to-date basis.

Worldwide sales of off-road products in the second quarter of fiscal 2005 were $69.3 million, an increase of 21.9 percent from $56.8 million in the second quarter of the prior year. North American sales in off-road products increased 15.4 percent due to continued improvement in new construction, agriculture and mining equipment demand. International sales were up 30.4 percent from the second quarter of the prior year with increases in both Europe and Asia of 38.8 percent and 15.3 percent, respectively. Year-to-date, worldwide off-road sales totaled $132.5 million, an increase of 20.9 percent from $109.7 million in the prior year. Year-to-date sales of off-road products internationally and in the United States increased 29.7 percent and 14.2 percent, respectively, from the prior year. The Company’s off-road business continued to be strong globally as conditions remained favorable in the agriculture, construction and mining end-markets around the world.

Worldwide sales in transportation products in the second quarter of fiscal 2005 were $40.4 million, an increase of 6.0 percent from $38.1 million in the second quarter of the prior year. North American transportation product sales increased 39.8 percent from the second quarter of the prior year from growing truck build rates and strong diesel emission sales. Transportation product sales in Europe increased 24.4 percent as build rates strengthened and market share increased. Transportation product sales in Asia decreased 53.3 percent as emission products sales spiked in Japan last year ahead of new emissions regulations. Year-to-date, worldwide transportation product sales totaled $84.3 million, an increase of 11.8 percent from $75.4 million in the prior year. International transportation product sales decreased 23.2 percent from the prior year on a year-to-date basis. However, transportation sales in the United States increased 33.4 percent from the prior year on a year-to-date basis.

Worldwide sales of aftermarket products in the second quarter of fiscal 2005 were $109.8 million, an increase of 22.7 percent from $89.5 million in the second quarter of the prior year. North American aftermarket sales grew 20.1 percent as equipment utilization rates continued to improve and sales of diesel emission retrofit equipment ramped up. International sales were up 25.9 percent from the second quarter of the prior year with increases in all countries, most notably in Europe, South Africa and Asia-Pacific of 21.7 percent, 40.0 percent and 30.9 percent, respectively. Year-to-date, worldwide aftermarket sales totaled $220.2 million, an increase of 18.3 percent from $186.1 million in the prior year. Year-to-date aftermarket product sales internationally and in the United States increased 18.9 percent and 17.9 percent, respectively.

Industrial Products Segment   For the second quarter of fiscal 2005, worldwide sales in the Industrial Products segment were $169.0 million, an increase of 14.3 percent from $147.8 million in the second quarter of the prior year. Total second quarter international Industrial Product sales were up 15.7 percent compared to the same period in the prior year, while sales in the United States increased by 11.7 percent. Year-to-date, worldwide net sales were $324.3 million, an increase of 12.1 percent from $289.3 million in the prior year. International Industrial Product sales increased 15.9 percent and sales in the United States increased 4.9 percent from the prior year on a year-to-date basis.

Worldwide sales of industrial filtration solutions products in the second quarter of fiscal 2005 were $105.8 million, an increase of 18.7 percent from $89.1 million in the second quarter of the prior year. Sales in these products were strong around the world with sales in North America, Europe and Asia increasing 20.1 percent, 17.0 percent and 24.3 percent. These increases reflect the improvement in industrial air and compressed air filtration markets in America and Europe and continued strong business conditions in Asia. Year-to-date, worldwide sales of industrial filtration solutions products were $205.4 million, up 17.2 percent from $175.3 million in the prior year. International industrial filtration solutions product sales increased 16.6 percent from the prior year on a year-to-date basis. Sales in the United States increased 18.2 percent from the prior year on a year-to-date basis.

Worldwide sales of gas turbine products in the second quarter of fiscal 2005 were $29.8 million, an increase of 2.6 percent from sales of $29.0 million in the second quarter of the prior year. North American gas turbine sales declined 3.9 percent. International sales in gas turbine products grew 6.5 percent, as demand remains strong in Asia. Year-to-date, worldwide gas turbine sales were $53.6 million, down 6.3 percent from $57.2 million in the prior year. International gas turbine sales increased 9.5 percent over the prior year, while gas turbine sales in the United States decreased 27.3 percent over the prior year on a year-to-date basis.

Worldwide sales of special application products in the second quarter of fiscal 2005 were $33.4 million, an increase of 12.7 percent from $29.7 million in the second quarter of the prior year. International sales in special application products increased 14.1 percent in the second quarter of fiscal 2005 over the prior year with increases in Europe and Asia of 46.8 percent and 9.3 percent, respectively. Disk drive filter sales were up 12.8 percent, reflecting a continued strong market and market share gains in Asia. Membrane sales increased 11.4 percent due to strong sales in Europe. Year-to-date, worldwide special application sales were $65.3 million, an increase of 15.0 percent from $56.8 million in the prior year. International special application sales increased 18.4 percent from the prior year while sales of special application products in the United States decreased 1.4 percent from the prior year on a year-to-date basis.

Liquidity and Capital Resources

The Company generated $65.2 million of cash and cash equivalents from operations during the first six months of fiscal 2005. Operating cash flows increased by $19.2 million from the same period in the prior year. These cash flows, plus borrowings from the Company’s credit facility, were used during the first six months of fiscal 2005 to support $22.5 million in capital additions, the repurchase of $86.5 million of treasury stock and the payment of $9.8 million in dividends.

At the end of the second quarter, the Company held $129.3 million in cash and cash equivalents, up from $99.5 million at July 31, 2004. Short-term debt totaled $72.0 million, up from $19.7 million at July 31, 2004. The increase was related to borrowings for the repurchase of 3.0 million shares in an overnight share repurchase program in the first quarter of fiscal 2005. The amount of unused lines of credit as of January 31, 2005 was approximately $132.1 million. Long-term debt of $111.7 million at January 31, 2005 was up from $70.9 million at July 31, 2004. The increase in long-term debt is a result of the issuance of a $30.0 million note on December 17, 2004 at an interest rate of 4.85 percent due December 17, 2011. Long-term debt represented 17.2 percent of total long-term capital, compared to 11.4 percent at July 31, 2004.

The following table summarizes the Company’s contractual obligations as of January 31, 2005 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term debt obligations	$132,268	$23,042	$32,842	$38,593	$37,791
Capital lease obligations	3,149	646	1,362	813	328
Operating lease obligations	10,301	4,559	4,991	726	25
Purchase obligations(1)	104,504	100,905	3,599	—	—
Deferred compensation and other(2)	10,187	1,612	2,778	2,713	3,084

Total	$260,409	$130,764	$45,572	$42,845	$41,228

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

The Company and its partner of an unconsolidated joint venture, Advanced Filtration Systems Inc., guarantee certain debt of the joint venture. As of January 31, 2005, the outstanding guaranteed debt of the joint venture was $2.5 million. The joint venture is in compliance with all of its debt covenants and the debt has not been called.

At January 31, 2005, the Company had a contingent liability for standby letters of credit totaling $18.1 million that have been issued and are outstanding. The letters of credit guarantee payment to beneficial third parties in the event the Company is in breach of specified contract terms as detailed in each letter of credit. At January 31, 2005, there were no amounts drawn upon these letters of credit.

The Company has a five-year multi-currency revolving facility with a group of banks under which the Company may borrow up to $150.0 million. As of January 31, 2005, borrowings under these facilities were $50.0 million. This facility expires on September 2, 2009.

On December 17, 2004, the Company received the proceeds from the issuance of a $30.0 million, 4.85 percent senior note due December 17, 2011. The proceeds are recorded as long-term debt on the balance sheet as of January 31, 2005. On January 31, 2005, the Company signed a new agreement for the issuance of a 1.2 billion Yen, 1.418 percent senior note due January 31, 2012. This new agreement replaces the 1.2 billion Yen, 1.9475 percent senior note due January 31, 2005. The proceeds are recorded as long-term debt on the balance sheet as of January 31, 2005.

The Company is required to meet various debt covenant tests for its debt agreements. As of January 31, 2005, the Company was in compliance with these debt covenants.

The Company believes that the combination of present capital resources, internally generated funds and unused financing sources are adequate to meet cash requirements for the next twelve-month period.

The Company does not have any off-balance sheet arrangements, with the exception of the guarantee of 50 percent of certain debt of its joint venture, Advanced Filtration Systems, Inc. as further discussed in Note I of the Company’s Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2004.

Outlook

The Company expects low-teens sales growth for the Engine Products segment in fiscal 2005. The Company expects North American heavy-duty new truck build rates to remain at their current high levels throughout the remainder of fiscal 2005 as truck manufacturers are near capacity. Business conditions also remain strong in Europe and Asia. Sales in off-road products are expected to remain strong worldwide as conditions in the production of new construction, agriculture and mining equipment are robust. Both North American and international aftermarket sales are expected to continue growing as increasing equipment utilization spurs replacement filter sales. Diesel emission retrofit sales in North America are anticipated to continue increasing.

The Company expects improving conditions for its Industrial Products segment to generate low-teens sales growth in fiscal 2005. Globally, the Company expects full-year gas turbine sales to match last year’s total. Backlogs indicate second-half shipments will be stronger than first-half shipments, supporting this outlook. Industrial filtration solution product sales are expected to remain strong throughout the second half of fiscal 2005. American and European industrial air and compressed air filtration markets continue to improve, as order trends are stronger than last year’s levels. Business conditions in Asia remain strong. Market conditions for special applications products continue to be stronger than the prior year.

Forward-Looking Statements

From time to time, the Company, through its management, may make forward-looking statements reflecting the Company’s current views with respect to future events and financial performance. These forwarding-looking statements, which may be in reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed below, which could cause actual results to differ materially from historical results or those anticipated. The words or phrases “will likely result,” “are expected to,” “will continue,” “estimate,” “project,” “believe,” “expect,” “anticipate,” “forecast,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 21e of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995 (PSLRA). In particular, the Company desires to take advantage of the protections of the PSLRA in connection with the forward-looking statements made in this Quarterly Report on Form 10-Q.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. In addition, the Company wishes to advise readers that the factors listed below, as well as other factors, could affect the Company’s financial or other performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods or events in any current statement. This discussion of factors is not intended to be exhaustive, but rather to highlight important risk factors that impact results. General economic and political conditions that may cause the Company’s actual results to differ from those currently anticipated are not separately discussed. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Risks Associated with Currency Fluctuations    The Company maintains international subsidiaries and operations in many countries, and the results of operations and the financial position of each of the Company’s subsidiaries is reported in the relevant foreign currency and then translated into United States (U.S.) dollars at the applicable foreign currency exchange rate for inclusion in the Company’s consolidated financial statements. As exchange rates between these foreign currencies and the U.S. dollar fluctuate, the translation effect of such fluctuations may have an adverse effect on the Company’s results of operations or financial position as reported in U.S. dollars.

Risks Associated with International Operations   The Company does business and has manufacturing operations in numerous countries and regions, including China, Hong Kong, India, Indonesia, Japan, Korea, Malaysia, Philippines, Singapore and other Asia-Pacific countries, Western and Eastern Europe, the Middle East, South Africa, Canada and Mexico. The stability, growth and profitability of this portion of the Company’s business may be affected by changes in political and military events, trade, monetary and fiscal policies and the laws and regulations of the United States and other trading nations. In addition, the Company’s international operations are subject to the risk of new and different political and military events, terrorism, legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, potential difficulties in staffing and managing local operations, credit risk of local customers and distributors, potential difficulties in protecting intellectual property, risk of nationalization of private enterprises, potential imposition of restrictions on investments, potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries, and local economic political and social conditions, including the possibility of hyper-inflationary conditions, in certain countries. If, for whatever reason, the United States were to enter a recession, then demand for Company products would be negatively impacted in North America and throughout the rest of the world.

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

A number of the Company’s major OEM customers have the ability to manufacture products for their own use that compete with the Company’s products. Although these OEM customers have indicated that they will continue to rely on outside suppliers, the OEMs could elect to manufacture products for their own use and in place of the products now supplied by the Company. In addition, customers of the Company’s engine filtration and exhaust products business line could decide to meet their filtration requirements through alternative methods, such as engine design modifications, rather than rely on the Company’s products.

Risks Relating to Acquisitions   The Company has in the past and may in the future pursue acquisitions of complementary product lines, technologies or businesses. Acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could adversely affect the Company’s profitability. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, corporate culture conflicts, the diversion of management’s attention from other business concerns, assumption of unanticipated legal liabilities and the potential loss of key employees of the acquired company. There can be no assurance that the Company will be able to identify and successfully complete and integrate acquisitions. There can be no assurance as to the effect of acquisitions on the Company’s business or operating results.

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

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report (the Evaluation Date), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequately designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

(b)	Changes in Internal Control over Financial Reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with such evaluation during the fiscal quarter ended January 31, 2005, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is a defendant in a lawsuit filed in November 1998 in the United States District Court for the Northern District of Iowa (Eastern Division) by Engineered Products Co. (EPC). EPC claims patent infringement by the Company arising out of its sales of graduated air restriction indicators in the period from 1996 through the expiration of the EPC patent in May 2001 and seeks monetary damages. EPC is also seeking damages for some period of time beyond the expiration of the patent. On May 11, 2004, the jury found in favor of EPC on its willful infringement claims against the Company and awarded damages in the amount of approximately $5.3 million. On August 12, 2004, the court ruled that EPC was entitled to enhanced damages based on the Company’s willful infringement of the EPC patent and increased damages to a total of approximately $16.0 million, plus an award of pre-judgment interest in the amount of $1.1 million, together with post-judgment interest. On September 20, 2004, the court granted EPC’s motion and awarded attorneys’fees and expenses in the amount of approximately $1.9 million. The Company filed its notice of appeal on September 13, 2004. The Company and EPC are currently in the briefing process for the appeal filed with the Federal Circuit Court of Appeals. EPC’s patent expired on May 1, 2001 and will not impact the Company’s ongoing business operations. The Company increased its reserve by $5.0 million for this matter in the fourth quarter of fiscal 2004, recording an expense to selling, general and administrative expenses.

The Company is currently not otherwise subject to any pending litigation other than litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the business, results of operations, financial condition or liquidity of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders of the Company was held on November 19, 2004. A total of 83,323,984 shares were outstanding and entitled to vote at the meeting. A total of 78,134,735 shares were present at the meeting.

(b)	Not Applicable.

(c)	Matters Submitted and Voting Results:

(i)	Election of Directors

	Vote Tabulation
Name of Nominee	For	Withheld
William M. Cook	77,500,380	634,355
Kendrick B. Melrose	77,253,833	880,902
John P. Wiehoff	77,408,217	726,518

(ii)	Ratified appointment of PricewaterhouseCoopers LLP as the Company’s independent public auditors for the fiscal year ending July 31, 2005 with the following: For – 77,224,287; Against – 761,802; Abstaining – 148,647.

(d)	Not Applicable.

Item 6.	Exhibits

*3-A – Restated Certificate of Incorporation of Registrant as currently in effect (Filed as Exhibit 3-A to Form 10-Q for the First Quarter ended October 31, 2004)

*3-B – By-laws of Registrant as currently in effect (Filed as Exhibit 3-B to 2003 Form 10-K Report)

*4 – **

*4-A – Preferred Stock Amended and Restated Rights Agreement (Filed as Exhibit 4.1 to Form 8-K Report Dated January 12, 1996)

10-A – Second Supplement and First Amendment to Note purchase agreement among Donaldson Company, Inc. and certain listed Insurance Companies dated as of September 30, 2004

31-A – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

DONALDSON COMPANY, INC. (Registrant)

Date:	March 7, 2005	By:	/s/ William M. Cook

William M. Cook Chief Executive Officer (principal executive officer)

Date:	March 7, 2005	By:	/s/ Thomas R. VerHage

Thomas R. VerHage Vice President, Chief Financial Officer (principal financial officer)

Date:	March 7, 2005	By:	/s/ James F. Shaw

James F. Shaw Controller (principal accounting officer)