Form 10-Q
period 2005-04-30
DONALDSON CO INC
filed 2005-06-03
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 30, 2005 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.

Commission File Number 1-7891

DONALDSON COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0222640

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 West 94th Street
Minneapolis, Minnesota 55431
(Address of principal executive offices)
(Zip Code)

Registrant’s telephone number, including area code: (952) 887-3131

Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes X No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $5 Par Value – 82,813,547 shares as of April 30, 2005.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended April 30		Nine Months Ended April 30

	2005	2004	2005	2004

Net sales	$411,664	$370,588	$1,172,994	$1,031,018
Cost of sales	277,743	250,353	801,388	700,770

Gross margin	133,921	120,235	371,606	330,248
Operating expenses	90,867	82,210	255,450	227,603
Gain on sale of Ome land and building	—	—	—	(5,616)

Operating income	43,054	38,025	116,156	108,261
Other income, net	(996)	(1,285)	(6,281)	(2,697)
Interest expense	2,470	1,272	6,734	3,666

Earnings before income taxes	41,580	38,038	115,703	107,292
Income taxes	10,247	8,467	30,260	27,166

Net earnings	$31,333	$29,571	$85,443	$80,126

Weighted average shares outstanding	84,768,788	87,975,804	85,132,531	88,073,242
Diluted shares outstanding	87,103,018	90,317,143	87,465,208	90,479,908
Basic earnings per share	$.37	$.34	$1.00	$.91
Diluted earnings per share	$.36	$.33	$.98	$.89
Dividends paid per share	$.060	$.055	$.175	$.150

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share amounts)
(Unaudited)

	April 30, 2005	July 31, 2004

ASSETS
Current Assets
Cash and cash equivalents	$146,214	$99,504
Accounts receivable, less allowance of $8,596 and $8,741	292,174	274,120
Inventories	162,591	143,418
Prepaid and other current assets	44,123	40,338

Total current assets	645,102	557,380

Property, plant and equipment, at cost	649,247	623,488
Less accumulated depreciation	(371,428)	(361,959)

Property, plant and equipment, net	277,819	261,529
Goodwill	109,747	96,574
Intangible assets	24,838	19,127
Other assets	85,476	66,999

Total Assets	$1,142,982	$1,001,609

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$111,420	$19,736
Current maturities of long-term debt	31,233	34,346
Trade accounts payable	136,496	124,401
Other current liabilities	113,424	97,041

Total Current Liabilities	392,573	275,524

Long-term debt	104,167	70,856
Deferred income taxes	29,608	25,981
Other long-term liabilities	80,434	79,955

Total Liabilities	606,782	452,316

SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value,
1,000,000 shares authorized, no shares issued	—	—
Common stock, $5 par value, 120,000,000 shares authorized,
88,643,194 issued	443,216	443,216
Retained earnings	172,904	113,271
Stock compensation	29,855	20,589
Accumulated other comprehensive income	53,351	31,558
Treasury stock, at cost – 5,679,689 and 2,361,899 shares at
April 30, 2005 and July 31, 2004, respectively	(163,126)	(59,341)

Total Shareholders’ Equity	536,200	549,293

Total Liabilities and Shareholders' Equity	$1,142,982	$1,001,609

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Nine Months Ended April 30

	2005	2004

OPERATING ACTIVITIES

Net earnings	$85,443	$80,126
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Gain on sale of Ome land and building	—	(5,616)
Depreciation and amortization	33,494	30,944
Changes in operating assets and liabilities	(2,390)	(25,740)
Other, net	(20,621)	(7,155)

Net cash provided by operating activities	95,926	72,559

INVESTING ACTIVITIES

Net expenditures on property and equipment	(34,435)	(36,560)
Acquisitions, net of cash acquired	(13,236)	(4,397)

Net cash used in investing activities	(47,671)	(40,957)

FINANCING ACTIVITIES

Purchase of treasury stock	(116,268)	(22,160)
Proceeds from long-term debt	30,000	—
Repayments of long-term debt	(785)	(953)
Change in short-term debt	91,271	26,709
Dividends paid	(14,775)	(13,027)
Other, net	1,875	3,078

Net cash used in financing activities	(8,682)	(6,353)

Effect of exchange rate changes on cash	7,137	2,116

Increase in cash and cash equivalents	46,710	27,365

Cash and cash equivalents - beginning of year	99,504	67,070

Cash and cash equivalents - end of period	$146,214	$94,435

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the nine-month period ended April 30, 2005 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the consolidated financial statements and notes thereto included in Donaldson Company, Inc. and Subsidiaries’ Annual Report on Form 10-K for the year ended July 31, 2004.

Note B – Inventories

The components of inventory as of April 30, 2005 and July 31, 2004 are as follows (thousands of dollars):

	April 30, 2005	July 31, 2004

Materials	$60,061	$52,979
Work in process	23,933	21,109
Finished products	78,597	69,330

Total inventories	$162,591	$143,418

Note C – Accounting for Stock-Based Compensation

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

	Three Months Ended April 30		Nine Months Ended April 30

	2005	2004	2005	2004

Net earnings, as reported	$31,333	$29,571	$85,443	$80,126
Less total stock-based employee compensation
expense under the fair value-based method,
net of tax	(1,251)	(771)	(4,386)	(5,762)

Pro forma net earnings	$30,082	$28,800	$81,057	$74,364

Weighted average shares outstanding - basic
As reported and pro forma	84,769	87,976	85,133	88,073
Weighted average shares outstanding - diluted
As reported	87,103	90,317	87,465	90,480
Pro forma	87,356	90,487	87,718	90,651

Basic net earnings per share
As reported	$.37	$.34	$1.00	$.91
Pro forma	$.35	$.33	$.95	$.84
Diluted net earnings per share
As reported	$.36	$.33	$.98	$.89
Pro forma	$.34	$.32	$.92	$.82

Note D – Net Earnings Per Share

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and dilutive shares relating to stock options, restricted stock and stock incentive plans. Certain outstanding options are excluded from the diluted net earnings per share calculations if their exercise prices were greater than the average market price of the Company’s common stock during those periods. For the three months and nine months ended April 30, 2005 there were 59,371 and 89,557 options excluded from the diluted net earnings per share calculation, respectively. For the three months and nine months ended April 30, 2004 there were 1,040,926 and 1,048,726 options excluded from the diluted net earnings per share calculation, respectively.

The following table presents information necessary to calculate basic and diluted net earnings per common share (thousands of dollars, except per share amounts):

	Three Months Ended April 30		Nine Months Ended April 30

	2005	2004	2005	2004

Weighted average shares outstanding – basic	84,769	87,976	85,133	88,073

Diluted share equivalents	2,334	2,341	2,332	2,407

Weighted average shares outstanding – diluted	87,103	90,317	87,465	90,480

Net earnings for basic and diluted
earnings per share computation	$31,333	$29,571	$85,443	$80,126

Net earnings per share – basic	$.37	$.34	$1.00	$.91

Net earnings per share – diluted	$.36	$.33	$.98	$.89

Note E – Shareholders’ Equity

The Company reports accumulated other comprehensive income as a separate item in the shareholders’ equity section of the balance sheet. Other comprehensive income consists of foreign currency translation adjustments and net gains or losses on cash flow hedging derivatives.

Total comprehensive income and its components are as follows (thousands of dollars):

	Three Months Ended April 30		Nine Months Ended April 30

	2005	2004	2005	2004

Net earnings	$31,333	$29,571	$85,443	$80,126
Foreign currency translation gain (loss)	(3,108)	(8,475)	21,852	22,270
Net loss on hedging derivatives, net of taxes	(333)	(567)	(59)	(49)

Total comprehensive income	$27,892	$20,529	$107,236	$102,347

Total accumulated other comprehensive income and its components at April 30, 2005 and July 31, 2004 are as follows (thousands of dollars):

	April 30, 2005	July 31, 2004

Foreign currency translation adjustment	$57,462	$35,610
Net gain on hedging derivatives, net of deferred taxes	83	142
Additional minimum pension liability, net of deferred taxes	(4,194)	(4,194)

Total accumulated other comprehensive income	$53,351	$31,558

On September 3, 2004, the Company repurchased 3.0 million shares from Banc of America Securities LLC under an overnight share repurchase program at an initial cost of $86.5 million. The overnight share repurchase program permitted the Company to purchase the shares immediately, while Banc of America Securities purchased the shares in the market over a six month period following the repurchase, which concluded on February 28, 2005. The Company paid a $5.4 million price adjustment on March 3, 2005, based on the weighted average market price during the period while Banc of America Securities was purchasing the shares. This payment was treated as an increase in treasury stock in the equity section of the Company’s balance sheet during the third quarter of fiscal 2005. The total cost of the overnight share repurchase program was $91.9 million.

The Company repurchased 0.8 million shares for $24.3 million at an average price of $31.86 per share during the third quarter of fiscal 2005. Year-to-date, the Company repurchased 3.8 million shares for $116.3 million at an average price of $30.89 per share.

Note F – Segment Reporting

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

	Engine Products	Industrial Products	Corporate and Unallocated	Total Company

Three Months Ended April 30, 2005:
Net sales	$243,212	$168,452	$—	$411,664
Earnings before income taxes	37,669	14,392	(10,481)	41,580

Three Months Ended April 30, 2004:
Net sales	$219,297	$151,291	$—	$370,588
Earnings before income taxes	34,045	11,034	(7,041)	38,038

Nine Months Ended April 30, 2005:
Net sales	$680,229	$492,765	$—	$1,172,994
Earnings before income taxes	95,926	37,994	(18,217)	115,703
Assets	413,586	435,194	294,202	1,142,982

Nine Months Ended April 30, 2004:
Net sales	$590,454	$440,564	$—	$1,031,018
Earnings before income taxes	81,623	31,674	(6,005)	107,292
Assets	365,644	397,204	216,124	978,972

Sales to one customer accounted for 12 percent of net sales for the three and nine months ended April 30, 2005. There were no customers over 10 percent of gross accounts receivable as of April 30, 2005.

Note G – Interest Rate Swaps

The Company is exposed to changes in the fair value of its fixed-rate debt resulting from interest rate fluctuations. On December 17, 2004, the Company entered into a fixed-to-variable interest rate swap to hedge its exposure to changes in the fair value of the $30.0 million senior notes that it issued on that same date. The interest rate swap agreement had a notional amount of $30.0 million maturing on December 17, 2011. The variable rate on the swap is based on the six-month London Interbank Offered Rates (LIBOR). As of April 30, 2005, this interest rate swap is accounted for as a fair value hedge and is recorded net of the underlying outstanding debt. Changes in payment of interest resulting from the interest rate swap have been recorded as an offset to interest expense. As of April 30, 2005, the interest rate swap was in a liability position with a fair value of $0.2 million, which is recorded with the underlying debt in the liabilities section of the balance sheet. On May 19, 2005, the Company terminated this interest rate swap. The value of this interest rate swap at the termination date was approximately zero as a result of interest rate movement subsequent to the end of the quarter.

Note H – Goodwill and Other Intangible Assets

The Company’s most recent annual impairment test for goodwill was completed during the third quarter of fiscal 2005. The results of this test showed that the fair value of the reporting unit to which the goodwill is assigned was higher than the book value of that reporting unit, resulting in no goodwill impairment.

The Company has allocated goodwill to its Industrial Products and Engine Products segments. Following is a reconciliation of goodwill for the nine months ending April 30, 2005 (thousands of dollars):

	Industrial Products	Engine Products	Total Company

Balance as of August 1, 2004	$72,601	$23,973	$96,574
Transfer of goodwill between segments	22,903	(22,903)	—
Acquisition activity	4,164	6,281	10,445
Foreign exchange translation	2,690	38	2,728

Balance as of April 30, 2005	$102,358	$7,389	$109,747

As of April 30, 2005, other intangible assets were $24.8 million, a $5.7 million increase from the balance of $19.1 million at July 31, 2004. The increase in other intangible assets is due to acquisition activity and foreign currency translation partially offset by amortization.

Note I – Plant Rationalization and Start-up Costs

The Company had no plant closure liability recorded as of April 30, 2005 or July 31, 2004. A pretax charge relating to the Company’s plant rationalization and start-up costs of $1.1 million and $0.2 million was recorded in the Company’s statement of earnings for the three months ended April 30, 2005 and 2004, respectively. For the nine months ended April 30, 2005 and 2004, the Company recorded a pretax charge relating to plant rationalization and start-up costs of $3.2 million and $5.7 million, respectively.

Note J – Guarantees

The Company and its partner of an unconsolidated joint venture, Advanced Filtration Systems Inc., guarantee certain debt of the joint venture. As of April 30, 2005, the outstanding guaranteed debt of the joint venture was $3.0 million. The joint venture is in compliance with all of its debt covenants and the debt has not been called.

The Company estimates warranty costs using standard quantitative measures based on historical warranty claim experience and, in some cases, evaluating specific customer warranty issues. Following is a reconciliation of warranty reserves for the nine months ended April 30, 2005 and 2004 (thousands of dollars):

	April 30, 2005	April 30, 2004

Beginning balance	$9,529	$8,080
Accruals for warranties issued during the period	231	—
Accruals related to pre-existing warranties
(including changes in estimates)	1,793	993
Less settlements made during the period	(1,957)	(1,714)

Ending balance	$9,596	$7,359

At April 30, 2005, the Company had a contingent liability for standby letters of credit totaling $18.1 million that have been issued and are outstanding. The letters of credit guarantee payment to beneficial third parties in the event the Company is in breach of specified contract terms as detailed in each letter of credit. At April 30, 2005, there were no amounts drawn upon these letters of credit.

Note K – Employee Benefit Plans

The Company, including certain of its subsidiaries, has defined benefit pension plans for substantially all domestic hourly and salaried employees. In addition, certain foreign locations provide defined benefit plans. The domestic plans either provide defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit comprised of a percentage of current salary that varies with years of service, age, interest credits and transition credits or provide defined benefits with a defined annuity based on a flat benefit rate and years of service. The international plans generally provide pension benefits based on years of service and compensation level.

Following are the components of the net periodic cost recognized for the three months and nine months ended April 30, 2005 (thousands of dollars):

	Three Months Ended April 30,		Nine Months Ended April 30,

	2005	2004	2005	2004

Service cost	$3,355	$3,165	$10,048	$9,406
Interest cost	3,606	3,117	10,780	9,274
Expected return on assets	(4,585)	(4,107)	(13,687)	(12,262)
Transition amount amortization	310	251	924	736
Prior service cost amortization	54	38	161	114
Actuarial loss amortization	115	407	339	1,194

Total periodic benefit cost	$2,855	$2,871	$8,565	$8,462

The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum deductible contribution. For the nine months ended April 30, 2005, the Company has made contributions totaling $21.0 million to its U.S. pension plans.

The Company has no further funding requirements for the remainder of the fiscal year and does not anticipate making any additional contributions to its U.S. plans in fiscal 2005. For the Company’s non-U.S. plans, contributions have been made according to the applicable funding requirements under each plan.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) introduced a prescription drug benefit under Medicare and, in certain circumstances, a federal subsidy to sponsors of retiree health care benefit plans. One of the Company’s post-retirement health care plans offers prescription drug benefits, which are considered actuarially equivalent to Medicare Part D. In accordance with Financial Accounting Standards Board (FASB) Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2), which became effective for the Company in the first quarter of fiscal 2005, any measures of the accumulated projected benefit obligation or net periodic post-retirement benefit cost should be adjusted to reflect benefits that are actuarially equivalent to Medicare Part D under the Act. The Company has determined that the subsidies that the Company may receive under the Act will not be significant. Thus, the impact of this pronouncement on the Company’s post-retirement health care plan is not material.

Note L – Commitments and Contingencies

The Company is a defendant in a lawsuit filed in November 1998 in the United States District Court for the Northern District of Iowa (Eastern Division) by Engineered Products Co. (EPC). EPC claims patent infringement by the Company arising out of its sales of graduated air restriction indicators in the period from 1996 through the expiration of the EPC patent in May 2001 and seeks monetary damages. EPC is also seeking damages for some period of time beyond the expiration of the patent. On May 11, 2004, the jury found in favor of EPC on its willful infringement claims against the Company and awarded damages in the amount of approximately $5.3 million. On August 12, 2004, the court ruled that EPC was entitled to enhanced damages based on the Company’s willful infringement of the EPC patent and increased damages to a total of approximately $16.0 million, plus an award of prejudgment interest in the amount of $1.1 million, together with postjudgment interest. On September 20, 2004, the court granted EPC’s motion and awarded attorneys’ fees and expenses in the amount of approximately $1.9 million. The Company filed its notice of appeal on September 13, 2004. The Company and EPC are currently in the briefing process for the appeal filed with the Federal Circuit Court of Appeals. EPC’s patent expired on May 1, 2001 and will not impact the Company’s ongoing business operations.

The Company and EPC have submitted written briefs to the Federal Circuit Court of Appeals and it is anticipated that the Court of Appeals will hold a hearing within the next several months. The Company has established an accounting reserve for this matter that, in accordance with GAAP, represents the Company’s best estimate of the ultimate amount of the loss. The amount of reasonably possible loss ranges from the possibility of a dismissal of EPC’s claims resulting in no loss, a partial decision in favor of the Company reducing the amount of potential loss or granting a new trial, up to a decision affirming the $19 million judgment. The maximum end of the range if the judgment were upheld would result in an additional $12 million loss to the Company, including estimated interest costs, over and above the amount currently reserved for the EPC litigation.

The Company believes that the existing reserve, which represents approximately thirty-five to forty-five percent of the initial judgment, is the best estimate of the ultimate amount of the loss based on its review of the case and the possible outcomes of appeal, while taking into consideration that the Company remains open to a reasonable out of court resolution. The Company has asserted arguments in the pending appeal that support a reduction or elimination of the Company’s liability or a new trial. Several of the issues raised on appeal will be decided by the Federal Circuit Court of Appeals under a de novo standard of judicial review, meaning that the court will exercise its own independent judgment. This applies to the claim construction on the EPC patent and other issues that would impact the determination of whether or not the Donaldson product infringed on the EPC patent.

Based on these factors, the Company has determined that the reserve it has established under GAAP is the best estimate of the ultimate amount of loss under Statement on Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies.”

The Company is currently not otherwise subject to any pending litigation other than litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the business, results of operations, financial condition or liquidity of the Company.

Note M – New Accounting Standards

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2). FSP 109-2 allows a company time beyond the financial reporting period of enactment to evaluate the effect of the American Jobs Creation Act of 2004 (the Act) on its plan for reinvestment or repatriation of foreign earnings. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, the Company is not yet in a position to decide on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. Based on the Company’s analysis to date, however, it is reasonably possible that it could repatriate an amount up to $160 million, with the respective tax liability estimated to be up to $10 million, none of which has been recorded as a tax expense to date. The Company expects to be in a position to finalize its assessment prior to the second quarter of fiscal 2006.

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

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs.” This statement requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. The statement also requires that fixed production overhead be allocated to conversion costs based on normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred by the Company beginning in fiscal 2006. The Company does not believe that the adoption of this statement will have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R) “Share Based Payment.”  This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” which resulted in no stock-based employee compensation cost related to stock options if the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  SFAS No. 123(R) requires recognition of compensation expense relating to employee services provided in exchange for a share-based payment based on the grant date fair market value.  The Company is required to adopt SFAS No. 123(R) for its first quarter of fiscal 2006.  As of the effective date, this statement applies to all new awards granted as well as awards modified, repurchased or cancelled.  Additionally, compensation cost for stock-based awards that has not previously been recognized will be recognized as the remaining service is rendered.  The Company estimates that this statement will result in an additional pretax compensation charge of approximately $5.0 million to $6.0 million in 2006.

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

The Company has two reporting segments engaged in the design, manufacture and sale of systems to filter air and liquid and other complementary products. The two segments are Engine Products and Industrial Products. Products in the Engine Products segment consist of air intake systems, exhaust systems, liquid filtration systems and replacement filters. The Engine Products segment sells to original equipment manufacturers (OEMs) in the construction, industrial, mining, agriculture and transportation markets and to independent distributors, OEM dealer networks, private label accounts and large private fleets. Products in the Industrial Products segment consist of dust, fume and mist collectors, compressed air purification systems, liquid filters and parts; static and pulse-clean air filter systems for industrial gas turbines; computer disk drive filter products; other specialized air filtration systems and membrane laminates. The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines and OEMs and end-users requiring highly purified air.

The following discussion of the Company’s financial condition and results of operation should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report and in the Company’s Annual Report on Form 10-K for the year ended July 31, 2004.

Overview

The Company reported record sales in the third quarter of fiscal 2005 of $411.7 million, an increase of 11.1 percent from $370.6 million in the third quarter of the prior year. Net income for the quarter was $31.3 million, up 6.0 percent from $29.6 million in the third quarter of the prior year. The Company reported diluted net earnings per share of $.36 for the third quarter of fiscal 2005, up from $.33 in the third quarter of the prior year.

Net sales increased across the Company’s product lines within both the Engine Products segment and Industrial Products segment reflecting strong business conditions in the markets served, with the exception of gas turbine product sales. Within the Engine Products segment, continued growth in North American heavy-duty truck build rates and growing market share in Europe drove an increase in sales in truck products. Strong sales in off-road products continued as conditions remained favorable in the agriculture, construction and mining end-markets globally. Worldwide aftermarket sales increased due to an increase in equipment utilization impacting replacement filter sales. Within the Industrial Products segment, business conditions for industrial filtration solutions products and special application products remained strong, resulting in double-digit sales increases for the quarter over the prior year. This was partially offset by a decrease in net sales in gas turbine products.

The Company continued its cost reduction and margin improvement initiatives, which helped gross margin return to historical levels for the quarter after experiencing lower levels in the first two quarters of fiscal 2005. Operating expenses increased during the third quarter of fiscal 2005. Factors contributing to this increase include higher than expected operating costs relative to sales in its gas turbine products and additional start-up costs at the Company’s new disk drive filter plant in Thailand. Also contributing to higher operating expenses were Sarbanes-Oxley compliance costs. Despite these challenges, the Company posted increased net earnings and diluted earnings per share of 6.0 percent and 9.1 percent, respectively.

For the nine month period, the Company reported net sales of $1,173.0 billion, an increase of 13.8 percent from $1,031.0 billion in the prior year. Net income for the nine month period was $85.4 million, up 6.6 percent from $80.1 million in the prior year. The Company reported diluted net earnings per share of $.98 for the nine month period, up 10.1 percent from $.89 in the prior year.

Results of Operations

Sales in the United States increased $19.5 million, or 10.9 percent, for the third quarter of fiscal 2005 compared to the third quarter of the prior year. Total international sales in U.S. dollars increased $21.6 million, or 11.2 percent, in the third quarter compared to the prior year. The growth in international sales was led by the Europe and Asia-Pacific regions, which reported increases of $10.1 million, or 9.1 percent, and $5.0 million, or 7.1 percent, respectively. In addition, Mexico and South Africa recorded increases of $3.1 million, or 68.8 percent, and $2.1 million, or 34.6 percent, respectively. For the nine month period ended April 30, 2005, sales in the United States increased $66.8 million, or 13.7 percent, from the prior year and total international sales in U.S. dollars increased $75.1 million, or 13.8 percent, from the prior year.

The impact of foreign currency translation during the third quarter of fiscal 2005 increased sales by $8.9 million. This was primarily due to the continued strengthening of the Euro and the British pound sterling against the U.S. dollar, which increased sales by $7.0 million. In addition, the strengthening of the Japanese yen, the South African rand and the Australian dollar resulted in increased sales due to foreign currency translation of $0.5 million, $0.7 million and $0.3 million, respectively. The impact of foreign currency translation year-to-date as of the third quarter of fiscal 2005 increased sales by $30.7 million. Worldwide sales for the third quarter of fiscal 2005, excluding the impact of foreign currency translation, increased 8.7 percent from the third quarter of the prior year, and 10.8 percent year-to-date. Excluding the impact of foreign currency translation, third quarter sales outside the United States increased 6.6 percent, reflecting strong sales growth in China, Mexico and Europe. The impact of foreign currency translation increased net income by $0.5 million and $1.9 million for the three and nine month periods of fiscal 2005, respectively.

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

Following is a reconciliation to the most comparable GAAP financial measure of this non-GAAP financial measure (thousands of dollars):

	Three Months Ended April 30		Nine Months Ended April 30
	2005	2004	2005	2004

Net sales, excluding foreign currency translation	$402,774	$351,162	$1,142,253	$970,492
Foreign currency translation	8,890	19,426	30,741	60,526

Net sales	$411,664	$370,588	$1,172,994	$1,031,018

Net earnings, excluding foreign currency translation	$30,824	$28,642	$83,571	$76,075
Foreign currency translation	509	929	1,872	4,051

Net earnings	$31,333	$29,571	$85,443	$80,126

Gross margin for the third quarter of fiscal 2005 was 32.5 percent compared to 32.4 percent for the third quarter in the prior year. Continued cost reduction and margin improvement initiatives helped gross margin return to historical levels after experiencing lower levels in the first two quarters of fiscal 2005. Plant rationalization and start-up costs totaled $1.1 million in the third quarter compared to prior year plant rationalization and start-up costs of $0.2 million. Year-to-date plant rationalization and start-up costs totaled $3.2 million compared to prior year plant rationalization and start-up costs of $5.7 million. Operating expenses during the third quarter of fiscal 2005 were $90.9 million, or 22.1 percent of sales, compared to $82.2 million, or 22.2 percent of sales, in the prior year period. Year-to-date operating expenses were 21.8 percent of sales, down from 22.1 percent in the prior year. The Company has continued its efforts to control its operating expenses.

Other income for the third quarter of fiscal 2005 totaled $1.0 million, down from $1.3 million in the third quarter of the prior year. Other income for the third quarter of fiscal 2005 consisted of income from unconsolidated affiliates of $0.5 million, foreign exchange loss of $0.3 million, interest income of $0.6 million and other income of $0.2 million. For the third quarter of fiscal 2005, interest expense was $2.5 million, up from $1.3 million in the third quarter of the prior year, driven primarily by the additional debt and higher short-term interest rates. Year-to-date, other income totaled $6.3 million, an increase from the $2.7 million reported in the prior year, primarily relating to the change in foreign currency and the valuation and settlement of an interest rate swap. Year-to-date interest expense was $6.7 million compared to $3.7 million in the prior year.

The effective income tax rate for the third quarter of fiscal 2005 was 24.6 percent, compared to 27.0 percent during the first six months of fiscal 2005. During the third quarter of fiscal 2005, the Company filed an amended tax return related to a prior year, which resulted in additional research and development tax credits. This resulted in a $1.0 million reduction in the income tax provision in the third quarter. The Company expects the tax rate to return to 27.0 percent in the fourth quarter. The income tax rate in the third quarter of fiscal 2004 was 22.3 percent as a result of the completion of a research and development tax credit study which resulted in a $1.8 million reduction in the income tax provision in the third quarter of fiscal 2004.

Total backlog at April 30, 2005 was $414 million, up 8 percent, or $32 million, compared to the prior year. In the Engine Products segment, total backlog increased 12 percent from the prior year. In the Industrial Products segment, total backlog increased 2 percent from the prior year.

The 90-day backlog, which consists of goods scheduled for delivery within 90 days, was $230 million, up 0.5 percent, or $1.1 million, from the prior year and down 2.5 percent, or $5.9 million, from the prior quarter. In the Engine Products segment, the 90-day order backlog decreased 1 percent from the prior year. In the Industrial Products segment, the 90-day order backlog increased 3 percent from the prior year.

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

	Engine Products	Industrial Products	Corporate and Unallocated	Total Company

Three Months Ended April 30, 2005:
Net sales	$243,212	$168,452	$—	$411,664
Earnings before income taxes	37,669	14,392	(10,481)	41,580

Three Months Ended April 30, 2004:
Net sales	$219,297	$151,291	$—	$370,588
Earnings before income taxes	34,045	11,034	(7,041)	38,038

Nine Months Ended April 30, 2005:
Net sales	$680,229	$492,765	$—	$1,172,994
Earnings before income taxes	95,926	37,994	(18,217)	115,703

Nine Months Ended April 30, 2004:
Net sales	$590,454	$440,564	$—	$1,031,018
Earnings before income taxes	81,623	31,674	(6,005)	107,292

Following are net sales by product within the Engine Products and Industrial Products segment (thousands of dollars):

	Three Months Ended April 30		Nine Months Ended April 30
	2005	2004	2005	2004

Engine Products segment:
Off-road products	$79,316	$69,536	$211,849	$179,190
Transportation products	45,572	41,820	129,847	117,209
Aftermarket products	118,324	107,941	338,533	294,055

Total Engine Products segment	243,212	219,297	680,229	590,454

Industrial Products segment:
Industrial filtration solutions products	105,824	91,458	311,258	266,734
Gas turbine products	27,995	30,612	81,623	87,847
Special application products	34,633	29,221	99,884	85,983

Total Industrial Products segment	168,452	151,291	492,765	440,564

Total Company	$411,664	$370,588	$1,172,994	$1,031,018

Engine Products Segment   For the third quarter of fiscal 2005, worldwide sales in the Engine Products segment reported year-over-year increases across all products within that segment. Engine Product sales were a record $243.2 million in the third quarter of fiscal 2005, an increase of 10.9 percent from $219.3 million in the third quarter of the prior year. Total third quarter international Engine Product sales were up 12.8 percent compared to the same period in the prior year, while sales in the United States increased by 9.6 percent. Year-to-date, worldwide net sales were $680.2 million, an increase of 15.2 percent from $590.5 million in the prior year. International Engine Product sales increased 13.9 percent and sales in North America increased 16.4 percent from the prior year on a year-to-date basis.

Worldwide sales of off-road products in the third quarter of fiscal 2005 were $79.3 million, an increase of 14.1 percent from $69.5 million in the third quarter of the prior year. North American sales in off-road products increased 9.9 percent due to continued improvement in new construction, agriculture and mining equipment demand. International sales were up 20.7 percent from the third quarter of the prior year with increases in both Europe and Asia of 21.4 percent and 17.7 percent, respectively. Year-to-date, worldwide off-road sales totaled $211.8 million, an increase of 18.2 percent from $179.2 million in the prior year. Year-to-date sales of off-road products internationally and in the United States increased 26.3 percent and 12.3 percent, respectively, from the prior year.

Worldwide sales in transportation products in the third quarter of fiscal 2005 were $45.6 million, an increase of 9.0 percent from $41.8 million in the third quarter of the prior year. North American transportation product sales increased 15.8 percent from the third quarter of the prior year due to growing truck build rates. Transportation product sales in Europe increased 32.1 percent as market share increased. Transportation product sales in Asia decreased 21.3 percent as emission products sales spiked in Japan last year ahead of new emissions regulations. Year-to-date, worldwide transportation product sales totaled $129.8 million, an increase of 10.8 percent from $117.2 million in the prior year. International transportation product sales decreased 18.0 percent from the prior year on a year-to-date basis. Transportation sales in North America increased 26.7 percent from the prior year on a year-to-date basis.

Worldwide sales of aftermarket products in the third quarter of fiscal 2005 were $118.3 million, an increase of 9.6 percent from $107.9 million in the third quarter of the prior year. North American aftermarket sales grew 7.3 percent as equipment utilization rates continued to improve and sales of diesel emission retrofit equipment continued ramping up. International sales were up 13.3 percent from the third quarter of the prior year with increases in all regions, most notably in Europe and Asia-Pacific of 13.6 percent and 6.5 percent, respectively. Year-to-date, worldwide aftermarket sales totaled $338.5 million, an increase of 15.1 percent from $294.1 million in the prior year. Year-to-date aftermarket product sales internationally and in North America increased 16.8 percent and 14.1 percent, respectively.

Industrial Products Segment   For the third quarter of fiscal 2005, worldwide sales in the Industrial Products segment reported year-over-year increases in industrial filtration solution and special applications products, which were partially offset by a decrease in gas turbine products. For the third quarter of fiscal 2005, worldwide sales in the Industrial Products segment were $168.5 million, an increase of 11.3 percent from $151.3 million in the third quarter of the prior year. Total third quarter international Industrial Product sales were up 9.8 percent compared to the same period in the prior year, while sales in North America increased by 21.4 percent. Year-to-date, worldwide net sales were $492.8 million, an increase of 11.8 percent from $440.6 million in the prior year. International Industrial Product sales increased 13.8 percent and sales in North America increased 11.0 percent from the prior year on a year-to-date basis.

Worldwide sales of industrial filtration solutions (IFS) products in the third quarter of fiscal 2005 were $105.8 million, an increase of 15.7 percent from $91.5 million in the third quarter of the prior year. Sales in IFS products were strong in North America and Europe, with 24.6 percent and 11.3 percent increases respectively, reflecting the improvement in industrial air and compressed air filtration markets. Sales in IFS products in Asia for the quarter showed a slight increase of 1.1 percent from the prior year. Year-to-date, worldwide sales of industrial filtration solutions products were $311.3 million, up 16.7 percent from $266.7 million in the prior year. Sales of IFS products in North America increased 21.2 percent from the prior year on a year-to-date basis while international sales increased 15.8 percent from the prior year on a year-to-date basis.

Worldwide sales of gas turbine products in the third quarter of fiscal 2005 were $28.0 million, a decrease of 8.5 percent from sales of $30.6 million in the third quarter of the prior year. North American gas turbine sales increased 9.1 percent, while sales of gas turbine products in Europe declined 24.4 percent for the quarter. Year-to-date, worldwide gas turbine sales were $81.6 million, down 7.1 percent from $87.8 million in the prior year. International gas turbine sales increased 1.4 percent over the prior year, while gas turbine sales in North America decreased 17.1 percent over the prior year on a year-to-date basis.

Worldwide sales of special application products in the third quarter of fiscal 2005 were $34.6 million, an increase of 18.5 percent from $29.2 million in the third quarter of the prior year. International sales in special application products increased 17.8 percent in the third quarter of fiscal 2005 over the prior year with increases in Europe and Asia of 22.5 percent and 17.1 percent, respectively. Disk drive filter sales were up 18.4 percent, reflecting a continued strong market and market share gains in Asia. Membrane sales increased 14.6 percent due to strong sales in Europe. Year-to-date, worldwide special application sales were $99.9 million, an increase of 16.2 percent from $86.0 million in the prior year. International special application sales increased 18.2 percent from the prior year while sales of special application products in North America increased 6.1 percent from the prior year on a year-to-date basis.

Liquidity and Capital Resources

The Company generated $95.9 million of cash from operations during the first nine months of fiscal 2005. Operating cash flows increased by $23.4 million compared to the same period in the prior year. Operating cash flows, plus borrowings from the Company’s credit facility, were used during the first nine months of fiscal 2005 to acquire $34.4 million in capital additions, the repurchase of $116.3 million of treasury stock and the payment of $14.8 million in dividends.

At the end of the third quarter, the Company held $146.2 million in cash and cash equivalents, up from $99.5 million at July 31, 2004. Short-term debt totaled $111.4 million, up from $19.7 million at July 31, 2004. The increase was related to borrowings for the repurchase of 3.0 million shares in an overnight share repurchase program in fiscal 2005. The amount of unused lines of credit as of April 30, 2005 was $102.6 million. Long-term debt of $104.2 million at April 30, 2005 was up from $70.9 million at July 31, 2004. The increase in long-term debt is a result of the issuance of a $30.0 million note on December 17, 2004 at an interest rate of 4.85 percent due December 17, 2011. Long-term debt represented 16.3 percent of total long-term capital, compared to 11.4 percent at July 31, 2004.

The following table summarizes the Company’s contractual obligations as of April 30, 2005 (in thousands):

	Payments Due by Period
		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 year	years	years	5 years

Long-term debt obligations	$132,440	$30,583	$10,100	$37,000	$54,757
Capital lease obligations	2,960	650	1,509	682	119
Operating lease obligations	10,667	4,477	5,273	893	24
Purchase obligations(1)	119,650	117,394	2,196	60	—
Deferred compensation and other (2)	10,421	1,629	2,798	2,724	3,270

Total	$276,138	$154,733	$21,876	$41,359	$58,170

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

At April 30, 2005, the Company had a contingent liability for standby letters of credit totaling $18.1 million that have been issued and are outstanding. The letters of credit guarantee payment to beneficial third parties in the event the Company is in breach of specified contract terms as detailed in each letter of credit. At April 30, 2005, there were no amounts drawn upon these letters of credit.

The Company has a five-year multi-currency revolving facility with a group of banks under which the Company may borrow up to $150.0 million. As of April 30, 2005, borrowings under these facilities were $75.0 million. This facility expires on September 2, 2009.

On December 17, 2004, the Company received the proceeds from the issuance of a $30.0 million, 4.85 percent senior note due December 17, 2011. The proceeds are recorded as long-term debt on the balance sheet as of April 30, 2005. On January 31, 2005, the Company signed a new agreement for the issuance of a 1.2 billion Yen, 1.418 percent senior note due January 31, 2012. This new agreement replaces the 1.2 billion Yen, 1.9475 percent senior note due January 31, 2005. The proceeds are recorded as long-term debt on the balance sheet as of April 30, 2005.

The Company is required to meet various debt covenant tests for its debt agreements. As of April 30, 2005, the Company was in compliance with these debt covenants.

The Company believes that the combination of present capital resources, internally generated funds and unused financing sources are adequate to meet cash requirements for the next twelve month period.

The Company does not have any off-balance sheet arrangements, with the exception of the guarantee of 50 percent of certain debt of its joint venture, Advanced Filtration Systems, Inc. as further discussed in Note J of the Company’s Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2004.

Outlook

The Company expects low-teens sales growth for the Engine Products segment for the full year fiscal 2005. The Company expects North American heavy-duty new truck build rates to remain at their current high levels throughout the remainder of fiscal 2005 as truck manufacturers are near capacity. Sales in off-road products are expected to remain strong worldwide as robust conditions in the production of new construction, agriculture and mining equipment continue. Both North American and international aftermarket sales are expected to continue growing as increasing equipment utilization spurs replacement filter sales.

The Company expects improving conditions for its Industrial Products segment to generate low-teens sales growth for the full year fiscal 2005. Globally, the Company expects full-year gas turbine sales to match last year’s total as backlogs indicate a strong finish. Industrial filtration solution product sales are expected to remain strong in the fourth quarter as the Company’s North American and European markets continue to improve with stronger order levels. Market conditions for special applications products continue to be stronger than the prior year.

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

Risks Associated with International Operations   The Company does business and has manufacturing operations in numerous countries and regions, including China, Hong Kong, India, Indonesia, Japan and other Asia-Pacific countries, Western and Eastern Europe, the Middle East, South Africa and Mexico. The stability, growth and profitability of this portion of the Company’s business may be affected by changes in political and military events, trade, monetary and fiscal policies and the laws and regulations of the United States and other trading nations. In addition, the Company’s international operations are subject to the risk of new political and military events, terrorism, legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, potential difficulties in staffing and managing local operations, credit risk of local customers and distributors, potential difficulties in protecting intellectual property, risk of nationalization of private enterprises, potential imposition of restrictions on investments, potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries, and local economic political and social conditions, including the possibility of hyper-inflationary conditions. If, for whatever reason, the United States were to enter a recession, then demand for Company products would be negatively impacted in North America and throughout the rest of the world.

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

Availability and Cost of Product Components    The Company obtains raw material and certain manufactured components from third-party suppliers, including significant purchases of steel. The Company maintains limited raw material inventories and, as a result, even brief unanticipated delays in delivery or increases in prices by suppliers, including those due to capacity constraints, labor disputes, tariffs, impaired financial condition of suppliers, weather emergencies or other natural disasters, may adversely affect the Company’s ability to satisfy its customers on delivery and pricing and thereby affect the Company’s financial performance.

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

Other Factors    The Company wishes to caution investors that other factors may in the future prove to be important in affecting the Company’s results of operations. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report (the Evaluation Date), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with such evaluation during the fiscal quarter ended April 30, 2005, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is a defendant in a lawsuit filed in November 1998 in the United States District Court for the Northern District of Iowa (Eastern Division) by Engineered Products Co. (EPC). EPC claims patent infringement by the Company arising out of its sales of graduated air restriction indicators in the period from 1996 through the expiration of the EPC patent in May 2001 and seeks monetary damages. EPC is also seeking damages for some period of time beyond the expiration of the patent. On May 11, 2004, the jury found in favor of EPC on its willful infringement claims against the Company and awarded damages in the amount of approximately $5.3 million. On August 12, 2004, the court ruled that EPC was entitled to enhanced damages based on the Company’s willful infringement of the EPC patent and increased damages to a total of approximately $16.0 million, plus an award of prejudgment interest in the amount of $1.1 million, together with postjudgment interest. On September 20, 2004, the court granted EPC’s motion and awarded attorneys’ fees and expenses in the amount of approximately $1.9 million. The Company filed its notice of appeal on September 13, 2004. The Company and EPC are currently in the briefing process for the appeal filed with the Federal Circuit Court of Appeals. EPC’s patent expired on May 1, 2001 and will not impact the Company’s ongoing business operations.

The Company and EPC have submitted written briefs to the Federal Circuit Court of Appeals and it is anticipated that the Court of Appeals will hold a hearing within the next several months. The Company has established an accounting reserve for this matter that, in accordance with GAAP, represents the Company’s best estimate of the ultimate amount of the loss. The amount of reasonably possible loss ranges from the possibility of a dismissal of EPC’s claims resulting in no loss, a partial decision in favor of the Company reducing the amount of potential loss or granting a new trial, up to a decision affirming the $19 million judgment. The maximum end of the range if the judgment were upheld would result in an additional $12 million loss to the Company, including estimated interest costs, over and above the amount currently reserved for the EPC litigation.

The Company believes that the existing reserve, which represents approximately thirty-five to forty-five percent of the initial judgment, is the best estimate of the ultimate amount of the loss based on its review of the case and the possible outcomes of appeal, while taking into consideration that the Company remains open to a reasonable out of court resolution. The Company has asserted arguments in the pending appeal that support a reduction or elimination of the Company’s liability or a new trial. Several of the issues raised on appeal will be decided by the Federal Circuit Court of Appeals under a de novo standard of judicial review, meaning that the court will exercise its own independent judgment. This applies to the claim construction on the EPC patent and other issues that would impact the determination of whether or not the Donaldson product infringed on the EPC patent.

Based on these factors, the Company has determined that the reserve it has established under GAAP is the best estimate of the ultimate amount of loss under Statement on Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies.”

The Company is currently not otherwise subject to any pending litigation other than litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the business, results of operations, financial condition or liquidity of the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended April 30, 2005.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

February 1 – February 28, 2005	—	—	—	3,485,600 shares
March 1 – March 31, 2005	432,868	$32.18	350,300	3,135,300 shares
April 1 – April 30, 2005	413,782	$31.62	413,400	2,721,900 shares
Total	846,650	$31.91	763,700	2,721,900 shares

(1)	On January 17, 2003, the Company announced that the Board of Directors authorized the repurchase of up to 8.0 million common shares. This repurchase authorization, which is effective until terminated by the Board of Directors, replaces the existing authority that expired at the end of March 2003. The total number of shares purchased includes 82,950 previously owned shares tendered by option holders in payment of the exercise price of options. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of exercising stock options or payment of equity-based awards.

Item 6.	Exhibits

*3-A – Restated Certificate of Incorporation of Registrant as currently in effect (Filed as Exhibit 3-A to Form 10-Q for the First Quarter ended October 31, 2004)

*3-B – By-laws of Registrant as currently in effect (Filed as Exhibit 3-B to 2003 Form 10-K Report)

*4-A – Preferred Stock Amended and Restated Rights Agreement (Filed as Exhibit 4.1 to Form 8-K Report Dated January 12, 1996)**

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

DONALDSON COMPANY, INC. (Registrant)

Date	June 3, 2005	By	/s/ William M. Cook
William M. Cook Chief Executive Officer (principal executive officer)

Date	June 3, 2005	By	/s/ Thomas R. VerHage
Thomas R. VerHage Vice President, Chief Financial Officer (principal financial officer)

Date	June 3, 2005	By	/s/ James F. Shaw
James F. Shaw Controller (principal accounting officer)