Form 10-K
period 2005-07-31
DONALDSON CO INC
filed 2005-10-07
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2005 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number: 1-7891

DONALDSON COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 West 94th Street, Minneapolis, Minnesota	55431
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (952) 887-3131
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $5 Par Value Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes ☒   No ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

        As of January 28, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $2,482,672,158 (based on the closing price of $30.28 as reported on the New York Stock Exchange as of that date).

        As of September 30, 2005, there were approximately 83,184,516 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

        Portions of (1) the Company’s Annual Report to Shareholders for the fiscal year ended July 31, 2005 are incorporated in Item 6 of Part II, and (2) the Proxy Statement for the 2005 annual shareholders meeting are incorporated by reference in Part III, as specifically set forth in Part III.

DONALDSON COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Item 1.  BUSINESS

General

        Donaldson Company, Inc. (“Donaldson” or the “Company”) was founded in 1915 and organized in its present corporate form under the laws of the State of Delaware in 1936.

        The Company is a worldwide manufacturer of filtration systems and replacement parts. The Company’s product mix includes air and liquid filters and exhaust and emission control products for mobile equipment; in-plant air cleaning systems; compressed air purification systems; air intake systems for industrial gas turbines and specialized filters for such diverse applications as computer disk drives, industrial bags and semi-conductor processing. Products are manufactured at more than thirty plants around the world and through three joint ventures. The Company has two reporting segments engaged in the design, manufacture and sale of systems to filter air and liquid and other complementary products. The two segments are Engine Products and Industrial Products. Products in the Engine Products segment consist of air intake systems, exhaust and emissions systems, liquid filtration systems and replacement parts. The Engine Products segment sells to original equipment manufacturers (OEMs) in the construction, industrial, mining, agriculture and transportation markets and to independent distributors, OEM dealer networks, private label accounts and large private fleets. Products in the Industrial Products segment consist of dust, fume and mist collectors, compressed air purification systems, liquid filters and parts, static and pulse-clean air filter systems, specialized air filtration systems for diverse applications including computer disk drives and membranes and laminates. The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines and OEMs and end-users requiring highly purified air.

        The table below shows the percentage of total net sales contributed by the principal classes of similar products for each of the last three fiscal years:

	Year Ended July 31

	2005	2004	2003

Engine Products segment
Off-road equipment products (including defense products)	18%	17%	17%
Truck products	11%	11%	10%
Aftermarket products (including replacement part sales to our OEMs)	29%	29%	28%
Industrial Products segment
Industrial filtration solutions products	27%	26%	27%
Gas turbine systems products	7%	9%	11%
Special applications products	8%	8%	7%

        Financial information about segment operations appears in Note K in the Notes to Consolidated Financial Statements on page 47.

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

Seasonality

        The Company’s business is not considered to be seasonal.

Competition

        Principal methods of competition in both the Engine Products and Industrial Products segments are price, geographic coverage, service and product performance. The Company competes in a number of filtration markets in both the Engine Products and Industrial Products segments and both segments operate in a highly competitive environment. The Company believes it is a market leader in many of its primary product lines within the Industrial Products segment. The Industrial Products segment’s principal competitors vary from country to country and include several large regional or global competitors and a significant number of small competitors who compete in a limited geographical region or in a limited number of product applications. The Company believes within the Engine Products segment it is a market leader in its off-road equipment and truck product lines and is a significant participant in the aftermarket for replacement filters and hard parts. The Engine Products segment principal competitors vary from country to country and include several large regional or global competitors, and small local and regional competitors, especially in the engine aftermarket businesses.

Raw Materials

        Although the Company experienced an increase in commodity prices, including steel and petroleum based commodities, during the year, the Company responded through a combination of cost reductions and by recovering a portion of these price increases from customers and will continue these recovery efforts in the next fiscal year. The Company experienced no other significant or unusual problems in the purchase of raw materials or commodities. The Company has more than one source of raw materials essential to its business. The Company is not required to carry significant amounts of inventory to meet rapid delivery demands or secure supplier allotments. However, the Company does stock limited amounts of inventory in order to meet anticipated customer demand.

Patents and Trademarks

        The Company owns various patents and trademarks, which it considers in the aggregate to constitute a valuable asset. However, it does not regard the validity of any one patent or trademark as being of material importance.

Major Customers

        Sales to Caterpillar Inc. and its subsidiaries (“Caterpillar”) accounted for 12 percent and 10 percent of net sales in 2005 and 2004, respectively. There were no sales over 10 percent of net sales to any customer in 2003. Caterpillar has been a customer of the Company for many years and it purchases many models and types of products from the Engine Products segment for a variety of applications. Sales to the U.S. Government do not constitute a material portion of the Company’s business. There were no customers over 10 percent of gross accounts receivable in 2005 and 2004.

Backlog

        At August 31, 2005, the backlog of orders expected to be delivered within 90 days was $227,243,000. The 90 day backlog at August 31, 2004 was $214,240,000.

Research and Development

        During 2005, the Company spent $32,234,000 on research and development activities relating to the development of new products or improvements of existing products or manufacturing processes. The Company spent $30,487,000 in 2004 and $27,935,000 in 2003 on research and development activities. Essentially all commercial research and development is Company-sponsored.

Environmental Matters

        The Company does not anticipate any material effect on its capital expenditures, earnings or competitive position due to compliance with government regulations involving environmental matters.

Employees

        The Company employed approximately 11,180 persons in worldwide operations as of August 31, 2005.

Geographic Areas

        Financial information about geographic areas appears in Note K of the Notes to Consolidated Financial Statements on page 48.

Item 2.  PROPERTIES

        The Company’s principal office and research facilities are located in Bloomington, Minnesota, a suburb of Minneapolis, Minnesota. The principal European administrative and engineering offices are located in Leuven, Belgium. The Company also has extensive operations in Asia-Pacific.

        The Company’s principal plant activities are carried on in the United States and internationally. Following is a summary of the principal plants and other materially important physical properties owned or leased by the Company.

U.S. Facilities
Auburn, Alabama (E)
Dixon, Illinois
Frankfort, Indiana
Cresco, Iowa
Grinnell, Iowa (E)
Nicholasville, Kentucky
Bloomington, Minnesota
Chillicothe, Missouri (E)
Philadelphia, Pennsylvania (I)
Greeneville, Tennessee (E)
Baldwin, Wisconsin
Stevens Point, Wisconsin

Joint Venture Facilities
Champaign, Illinois (E)
Jakarta, Indonesia
Dammam, Saudi Arabia (I)

Distribution Centers
Ontario, California*
Rensselaer, Indiana
Antwerp, Belgium*
Singapore*

International Facilities
Wyong, Australia
Brugge, Belgium (I)
Athens, Canada (I)
Hong Kong, China*
Wuxi, China (I)*
Klasterec, Czech Republic (E)
Domjean, France (E)
Dulmen, Germany (E)
Flensburg, Germany (I)
Haan, Germany (I)
New Delhi, India
Ostiglia, Italy
Gunma, Japan
Aguascalientes, Mexico (E)
Monterrey, Mexico (I)
Cape Town, South Africa
Johannesburg, South Africa*
Barcelona, Spain (I)
Rayong, Thailand (I)
Hull, United Kingdom
Leicester, United Kingdom (I)

        The Company’s properties are utilized for both the Engine and Industrial Product segments except as indicated with an (E) for Engine or (I) for Industrial. The Company also is a lessee, primarily under long-term leases some of which provide for options to purchase the facilities at the end of the lease term. The denoted facilities (*) are leased facilities. The Company’s properties are considered to be suitable for their present purposes, well maintained and in good operating condition.

Item 3.  LEGAL PROCEEDINGS

        The Company was a defendant in a patent infringement lawsuit filed in November 1998 in the United States District Court for the Northern District of Iowa (Eastern Division) by Engineered Products Co. (EPC). On August 31, 2005, the U.S. Court of Appeals for the Federal Circuit issued a ruling lowering the jury verdict against the Company from $15,839,004 to $11,480,667. The court also directed the District Court to recalculate prejudgment interest of approximately $1.1 million, attorneys’

fees (which had previously been awarded in the amount of $1,844,933), costs (which had been awarded in the amount of $132,725), and post-judgment interest for EPC in light of the Court’s revision to the damages.

        The Company increased its reserve for the fourth quarter of fiscal 2005 by an additional $6.4 million to reflect the ruling of the Federal Circuit. The Company and EPC did not appeal the decision of the Federal Circuit and the parties have subsequently agreed on a settlement amount for the recalculation of attorneys’ fees, expenses and interest. The amount reserved in the fourth quarter of 2005 was adequate to cover the settlement reached by EPC and the Company.

        The Company is currently not otherwise subject to any pending litigation other than litigation which arises out of and is incidental to, the conduct of the Company’s business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. The Company does not consider any of such proceedings that are currently pending, to be likely to result in a material adverse effect on the Company’s consolidated financial position or results of operation.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders of the Company during the quarter ended July 31, 2005.

Executive Officers of the Registrant

        Current information regarding executive officers is presented below. All terms of office are for one year. There are no arrangements or understandings between individual officers and any other person pursuant to which the officer was selected as an officer.

Name	Age	Positions and Offices Held	First Year Elected or Appointed as an Officer

William M. Cook	52	Chairman, President and Chief Executive Officer	1994
Thomas R. VerHage	52	Vice President and Chief Financial Officer	2004
James R. Giertz	48	Senior Vice President, Commercial and Industrial	1994
Norman C. Linnell	46	Vice President, General Counsel and Secretary	1996
Charles J. McMurray	51	Vice President, Human Resources, Information Technology, Europe, South Africa and Mexico	2003
Lowell F. Schwab	57	Senior Vice President, Engine Systems and Parts	1994
William I. Vann	60	Vice President, NAFTA Operations	2004
Geert Henk Touw	59	Senior Vice President, Asia Pacific	2005

        Mr. Cook, Mr. Giertz, Mr. Linnell and Mr. Schwab each has served as an officer of the Company during the past five years. Mr. VerHage was appointed Vice President and Chief Financial Officer in March 2004. Prior to that time Mr. VerHage was a partner for Deloitte & Touche, LLP from 2002 to 2004 and prior to this a partner for Arthur Andersen, LLP from 1987 to 2002. Mr. McMurray was appointed Vice President, Human Resources in September 2003. Mr. McMurray most recently served as Director of Information Technology from 2001 to 2003 and prior to that position he served as Director of Manufacturing for Donaldson Europe from 1997 to 2001. Mr. Vann was appointed Vice President, Operations in May 2004 and prior to that served as General Manager of Industrial Air Filtration from 2000 to 2004 and as Director of Manufacturing from 1996 to 2000. Mr. Touw was appointed Senior Vice

President, Asia-Pacific effective February 2005 and prior to that served as Vice President and General Manager of Donaldson Europe from 2000 to 2005. Effective August 1, 2005, Mr. William Van Dyke retired as Chairman, and effective August 5, 2005, Mr. Nickolas Priadka retired as Senior Vice President, International.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
              SECURITIES

        The common shares of the Company are traded on the New York Stock Exchange under the symbol DCI. The amount and frequency of all cash dividends declared on the Company’s Common Stock for 2005 and 2004 appear in Note M of the Notes to Consolidated Financial Statements on page 50. Also see Note E on page 36 for restrictions on payment of dividends. As of September 30, 2005, there were 1,940 shareholders of record of Common Stock.

        The low and high sales prices for the Company’s Common Stock for each full quarterly period during 2005 and 2004 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2004	$23.55 — 29.11	$26.58 — 30.75	$25.15 — 29.66	$25.05 — 29.40
2005	$25.11 — 30.27	$29.05 — 34.45	$29.40 — 32.84	$29.60 — 32.65

        The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s Common Stock during the quarterly period ended July 31, 2005.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

May 1-May 31, 2005	—	—	—	2,721,900
June 1-June 30, 2005	335,274	$31.98	—	2,721,900
July 1-July 31, 2005	45,337	$32.08	—	2,721,900

Total	380,611	$31.99	—	2,721,900

(1)	On January 17, 2003, the Company’s Board of Directors authorized the repurchase of up to 8.0 million common shares. This repurchase authorization, which is effective until terminated by the Board of Directors, replaces the existing authority that expired at the end of March 2003. There were no repurchases of Common Stock made outside of the Company’s current repurchase authorization during the fourth quarter ended July 31, 2005. The total number of shares purchased includes 380,611 previously owned shares tendered by option holders in payment of the exercise price of options. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of exercising stock options or payment of equity-based awards.

Item 6.  SELECTED FINANCIAL DATA

        The information for the years 2001 through 2005 on page 4 of the 2005 Annual Report to Shareholders is incorporated herein by reference.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operation

        The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report.

        Overview    The Company manufactures filtration systems and replacement parts. The Company’s core strengths are leading filtration technology, strong customer relationships and global presence. The Company operates through two reporting segments, Engine Products and Industrial Products, and has a product mix including air and liquid filters and exhaust and emission control products. As a worldwide business, the Company’s results of operations are affected by global industrial and economic factors. The Company’s diversity between its original equipment and replacement parts customers, its diesel engine and industrial end markets, and its North American and international end markets has helped to limit the impact of these factors on the consolidated results of the Company. The continued strong demand in most of the Company’s end markets drove record earnings in fiscal 2005.

        The Company reported record sales in 2005 of $1.596 billion, up 12.8 percent from $1.415 billion in the prior year. The Company’s results were positively impacted by foreign currency translation for the year. The impact of foreign currency translation during the year increased sales by $34.1 million. Excluding the current year impact of foreign currency translation, worldwide sales increased 10.4 percent during the year.

        Although net sales excluding foreign currency translation is not a measure of financial performance under GAAP, the Company believes it is useful in understanding its financial results and provides a comparable measure for understanding the operating results of the Company’s foreign entities between different fiscal periods excluding the impact of foreign currency translation. Following is a reconciliation to the most comparable GAAP financial measure of this non-GAAP financial measure (in Millions):

	July 31, 2005	July 31, 2004

Net sales, excluding foreign currency translation	$1,561.6	$1,345.0
Current year foreign currency translation impact	34.1	70.0

Net sales	$1,595.7	$1,415.0

        Commodity price increases challenged the Company during the year as the Company worked with its customers to offset these increases through a variety of efforts. During the first half of fiscal 2005, steel price increases impacted results, but the Company worked to recover these increases through a combination of cost reduction programs and price adjustments, which were in place by the end of the second quarter of the fiscal year. Toward the end of the fiscal year, the Company began to see rising oil prices affect its raw material costs for petroleum-based commodities and freight. The Company is now working with its customers to offset these increases through a variety of efforts and will continue these efforts into fiscal year 2006. The Company benefited from operating leverage gained through higher production volumes throughout the year, which somewhat offset the commodity price increases. Gross margin of 31.7 percent was consistent with the gross margin of 31.6 percent in the prior year. Fiscal 2004 gross margin included a 2003 adjustment that was identified in the fiscal 2004 closing process of $2.3 million.

        Operating expenses as a percent of net sales in fiscal 2005 were 21.9 percent, down from 22.0 percent in the prior year. Operating expenses in fiscal 2005 included a $6.4 million increase, or $.05 per share, to reflect the ruling of the Federal Circuit on the patent litigation between the Company and Engineered Products Company, Inc. (“EPC”). Fiscal 2004 operating expenses included $9.3 million of unusual expenses which included an adjustment of $5.0 million to increase the Company’s reserve for the patent infringement judgment, a $3.0 million increase to the Company’s warranty reserve for a specific warranty issue and a 2003 adjustment that was identified in the fiscal 2004 closing process of $1.3 million.

        Although not as significant as the impact on net sales, the Company’s net earnings were also positively impacted by foreign currency translation for the year. The impact of foreign currency translation during the year increased net earnings by $2.0 million. Excluding the current year impact of foreign currency translation, net earnings increased 2.1 percent during the year.

        Although net earnings excluding foreign currency translation is not a measure of financial performance under GAAP, the Company believes it is useful in understanding its financial results and provides a comparable measure for understanding the operating results of the Company’s foreign entities between different fiscal periods excluding the impact of foreign currency translation. Following is a reconciliation to the most comparable GAAP financial measure of this non-GAAP financial measure (in Millions):

	July 31, 2005	July 31, 2004

Net earnings, excluding foreign currency translation	$108.6	$101.6
Current year foreign currency translation impact, net of tax	2.0	4.7

Net earnings	$110.6	$106.3

        The Company reported record diluted earnings per share of $1.27, a 7.6 percent increase from $1.18 in the prior year. During the fourth quarter of fiscal 2005 the Company recognized a $4.0 million tax charge, or $.05 per share, related to its foreign earnings reinvestment plan adopted pursuant to the American Jobs Creation Act of 2004.

        During fiscal 2005, the Company’s Engine Products segment increased slightly from the prior year as a percent of total net sales at 57.9 percent compared to 57.4 percent in the prior year. For the Company’s Industrial Products segment, percent of total net sales decreased slightly to 42.1 percent from 42.6 percent in the prior year. The comparable sales percentages reflect the strength in the conditions in the markets that both segments serve and the continued strong demand in most of the end markets in each segment.

        Following is financial information for the Company’s Engine Products and Industrial Products segments. Corporate and Unallocated include corporate expenses determined to be non-allocable to the segments, interest income and expense, non-operating income and expense and expenses not allocated to the business segments in the same period. Certain prior year amounts have been reclassified between the segments to conform to the current structure. See further discussion of segment information in Note K of the Company’s Notes to Consolidated Financial Statements.

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company

	(Thousands of dollars)
2005
Net sales	$923,840	$671,893	$—	$1,595,733
Earnings before income taxes	125,454	53,709	(24,430)	154,733
2004
Net sales	$811,543	$603,437	$—	$1,414,980
Earnings before income taxes	114,662	42,985	(15,811)	141,836
2003
Net sales	$665,712	$552,540	$—	$1,218,252
Earnings before income taxes	91,521	42,920	(3,874)	130,567

        Factors within the Company’s reporting segments that contributed to the Company’s results for fiscal 2005 included strong business conditions across the products within the Engine Products segment worldwide. North American new truck build rates continued to increase and diesel emission sales were strong during the year resulting in strong sales in transportation products. Strength in new construction, agriculture and mining equipment spurred off-road equipment sales. Additionally, equipment utilization rates remained strong and sales of diesel emission retrofit equipment continued to ramp up throughout the year, driving aftermarket parts sales growth. In the Industrial Products segment, strength in the North American manufacturing economy compared to the prior year drove sales growth in the Company’s industrial filtration solutions products. Worldwide sales in gas turbine products were slightly lower than the prior year. However, business conditions in that market remained stable as compared to the prior year. Sales of special application products were strong with continued strong demand for computer hard drives impacting the Company’s disk drive filter product sales.

        Following are net sales by product within the Engine Products segment and Industrial Products segment:

	2005	2004	2003

	(Thousands of dollars)
Engine Products segment:
Off-road products	$286,230	$244,749	$202,722
Truck products	175,048	156,373	116,335
Aftermarket products*	462,562	410,421	346,655

Total Engine Products segment	923,840	811,543	665,712

Industrial Products segment:
Industrial filtration solutions	424,727	370,095	331,444
Gas turbine products	112,872	117,705	129,606
Special application products	134,294	115,637	91,490

Total Industrial Products segment	671,893	603,437	552,540

Total Company	$1,595,733	$1,414,980	$1,218,252

* Includes replacement part sales to our OEMs.

        Outlook    The Company expects sales growth in fiscal 2006 for sales in its Engine Products segment to be approximately 10 percent. North American heavy-duty new truck build rates are expected to remain at their current high levels as truck manufacturers are near capacity. Market share gains should continue to fuel international sales growth. Off-road sales are expected to remain strong worldwide with robust conditions continuing in the production of new construction and mining equipment. Both North American and international aftermarket sales are expected to continue growing as continued strong equipment utilization drives replacement filter sales. The Company expects sales growth in fiscal 2006 for sales in its Industrial Products segment to be in the high single-digits. Industrial filtration solutions sales growth is expected to moderate following two consecutive years of strong growth. The Company’s American and Asian markets remain healthy, and the European market remains stable. Globally, the Company expects full-year gas turbine sales to improve modestly. Strength is seen in the Middle East and in the oil and gas markets. Market conditions for special applications products are expected to remain strong.

Fiscal 2005 Compared to Fiscal 2004

        (Certain fiscal 2004 amounts have been reclassified between the segments to conform to the current structure for comparison between years.)

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

        Sales for the Engine Products segment were $923.8 million, an increase of 13.8 percent from $811.5 million in the prior year, reflecting increased sales across the products within this segment both in North America and internationally.

        Within the Engine Products segment, worldwide sales of off-road products were $286.2 million, an increase of 16.9 percent from $244.7 million in the prior year. North American sales showed an increase of 12.4 percent due to continued improvements in new construction, agriculture and mining equipment demand. Sales of off-road products increased in both Asia and Europe by 22.8 percent and 23.4 percent, respectively, reflecting the strength in the off-road equipment market internationally.

        Worldwide sales of truck products were $175.0 million, an increase of 11.9 percent from $156.4 million in the prior year. North American truck sales increased 23.3 percent from the prior year due to growing truck build rates and strong diesel emission sales. Strong sales in Europe resulted in an increase of 24.7 percent from stronger build rates and increased market share. Offsetting Europe’s increase was a decrease in sales in Asia of 23.2 percent as emission sales spiked in Japan in the prior year ahead of new emissions regulations.

        Worldwide aftermarket product sales of $462.6 million increased 12.7 percent from $410.4 million in the prior year as equipment utilization rates remained strong and sales of diesel emission retrofit equipment continued to ramp up throughout the year, driving aftermarket parts sales growth. Sales in North America increased 13.1 percent over the prior year while sales increased in both Europe and Asia by 13.7 percent and 6.5 percent, respectively.

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

        Sales for the Industrial Products segment were $671.9 million, an increase of 11.3 percent from $603.4 million in the prior year resulting from strong sales of industrial filtration solutions and special application products partially offset by a slight decrease in sales of gas turbine products.

        Within the Industrial Products segment, worldwide sales of industrial filtration solutions products of $424.7 million increased 14.8 percent from $370.1 million in the prior year. Sales in North America and Asia increased 20.2 percent and 17.3 percent, respectively from the prior year reflecting strength in the manufacturing economy. Sales in Europe increased 10.0 percent from the prior year reflecting stability in the market and the benefits of foreign currency translation.

        Worldwide sales of gas turbine products were $112.9 million, a decrease of 4.1 percent from $117.7 million in the prior year as business conditions in that market remained stable. North American sales decreased 6.5 percent from the prior year while sales in Asia increased 5.5 percent and sales in Europe decreased 5.9 percent.

        Worldwide sales of special application products were $134.3 million, a 16.1 percent increase from $115.6 million in the prior year. North American sales decreased 2.2 percent from the prior year while sales in Europe and Asia increased 28.1 percent and 18.8 percent from the prior year, respectively. Continued strong demand for computer hard drives in Asia impacted the Company’s disk drive filter product sales resulting in increased sales of 17.6 percent over the prior year. Worldwide sales of membrane products increased 13.6 percent from the prior year due to strong sales in that market in both Europe and Asia with increases of 32.0 percent and 29.4 percent, respectively.

        Consolidated Results    The Company reported record net earnings for 2005 of $110.6 million compared to $106.3 million in 2004, an increase of 4.0 percent. Net earnings per share — diluted were a record $1.27, up 7.6 percent from $1.18 in the prior year. The Company’s operating income of $156.5 million increased from prior year operating income of $141.6 million by 10.5 percent. Operating income in the Engine Products segment as a percent of total operating income was consistent with the prior year at 77.4 percent of total operating income compared to 77.5 percent in the prior year. Operating income in the Industrial Products segment as a percent of total operating income of 34.2 percent increased from the prior year percent of 29.8 percent of total operating income. Certain operating expenses that are not directly related to either of the Company’s operating segments are recorded as corporate expenses. International operating income, prior to corporate expense allocations, totaled 82.7 percent of consolidated operating income in 2005 as compared to 83.7 percent in 2004. Of the 2005 international operating income, prior to corporate expense allocations, Europe contributed 49.2 percent while Asia contributed 42.3 percent. Total international operating income increased 9.2 percent from the prior year.

        Gross margin for 2005 was 31.7 percent, flat with 31.6 percent in the prior year. Commodity price increases related to steel and, to a lesser extent, petrochemicals later in the year, impacted gross margin even though the Company worked to recover these increases through cost reduction programs and price adjustments. Somewhat offsetting the unrecovered portion of commodity price increases was operating leverage gained from higher production volumes throughout the year. The fiscal 2003 adjustment that was identified in the fiscal 2004 closing process negatively impacted gross margin in 2004 by $2.3 million. The Company continued its efforts to improve manufacturing infrastructure and reduce product costs through plant rationalization. Plant rationalization and start-up costs were $4.0 million in 2005, lower than the $6.2 million in the prior year.

        Operating expenses for 2005 were $349.1 million or 21.9 percent of sales, up from $311.8 million or 22.0 percent in the prior year. Operating expenses in fiscal 2005 included a $6.4 million increase to the Company’s legal reserve for the EPC patent infringement judgment recorded in the fourth quarter. Also included in 2005 operating costs were incremental costs associated with Sarbanes Oxley compliance totaling approximately $3.0 million. Included in operating expenses for 2004 was the adjustment of $5.0 million to increase the Company’s reserve for the patent infringement judgment, a $3.0 million increase to the Company’s warranty reserve on a specific warranty-related matter and $1.3 million for the fiscal 2003 adjustment that was identified in the fiscal 2004 closing process. The Company continued to focus on operating expense controls in 2005.

        Interest expense of $9.4 million increased $4.4 million from $5.0 million in the prior year. Net other income totaled $7.7 million in 2005 compared to $5.2 million in the prior year. Components of other income for 2005 were as follows: interest income of $2.7 million, earnings from non-consolidated joint ventures of $3.5 million, foreign exchange gains of $1.0 million and other miscellaneous income and expense items totaling $0.5 million.

        The effective income tax rate for fiscal 2005 was 28.6 percent. During fiscal 2005, the Company filed an amended tax return related to a prior year, which resulted in additional research and development tax credits. This resulted in a $1.0 million reduction in the income tax provision during fiscal 2005. Additionally, at the end of fiscal 2005, the Company recognized a $4.0 million tax charge for the $80.0 million foreign earnings repatriation plan pursuant to the American Jobs Creation Act of 2004. The effective income tax rate for fiscal 2004 was 25.0 percent and included a $1.8 million reduction in the income tax provision as a result of the completion of a research and development tax credit study. Although the tax rate going forward is dependent upon the applicable tax rates and the geographic mix of product sales and Company locations, the Company expects that it will remain between 27 percent and 28 percent in fiscal 2006.

        Total backlog at July 31, 2005 was $412.0 million, up 10.5 percent from the same period in the prior year. In the Engine Products segment, total backlog increased 15.1 percent compared to the same period in the prior year, reflecting the strength in business conditions in the markets served. In the Industrial Products segment, total backlog increased 1.9 percent from the same period in the prior year reflecting stable conditions in the industrial markets. At July 31, 2005, 90-day backlog (goods scheduled for delivery within 90 days), was $223.4 million, up 8.0 percent from $206.9 million in the prior year. In the Engine Products segment, overall 90-day backlog was $137.8 million, an increase of 11.9 percent from the prior year. Within this segment, off-road products showed a solid increase of 12.0 percent from the prior year. Ninety-day backlog for aftermarket products increased 22.3 percent while backlog in transportation products increased by 3.5 percent. In the Industrial Products segment, overall 90-day backlog was $85.6 million, an increase of 2.2 percent from the prior year. Within this segment, 90-day backlog for industrial air filtration decreased 4.9 percent. This decrease was offset by increases in gas turbines products of 13.7 percent and special application products of 2.1 percent.

Fiscal 2004 Compared to Fiscal 2003

        (Certain fiscal 2004 and fiscal 2003 amounts have been reclassified between the segments to conform to the current structure for comparison between years.)

        Engine Products Segment    Sales for the Engine Products segment were $811.5 million, an increase of 21.9 percent from $665.7 million in the prior year, reflecting increased sales across all products within this segment both in North America and internationally.

        Within the Engine Products segment, worldwide sales of off-road products were $244.7 million, an increase of 20.7 percent from $202.7 million in the prior year. North American sales showed an increase of 14.4 percent on continued improvements in new construction and agriculture equipment demand.

Internationally, sales of off-road products were up 30.8 percent from the prior year with sales increasing in both Asia and Europe by 37.5 percent and 27.7 percent, respectively, reflecting the strength in the off-road equipment market internationally.

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

        Worldwide aftermarket product sales of $410.4 million increased 18.4 percent from $346.7 million in the prior year. Sales in North America increased 12.8 percent over the prior year as equipment utilization rates continued to improve resulting in increasing demand for replacement parts. Additionally, the Company’s investment into additional staff, training tools and additional product coverage continued to drive sales results. International sales were strong with an increase over the prior year of 26.2 percent with sales increasing in both Europe and Asia by 32.3 percent and 17.0 percent, respectively. Both of these regions experienced strong demand for both truck and off-road equipment filters throughout the year.

        Industrial Products Segment    Sales for the Industrial Products segment were $603.4 million, an increase of 9.2 percent from $552.5 million in the prior year. This growth results from strong sales of special application products and an improvement in industrial air filtration products for the year. These increases were partially offset by a decrease in sales of gas turbine products.

        Within the Industrial Products segment, worldwide sales of industrial filtration solutions products of $370.1 million increased 11.7 percent from $331.4 million in the prior year. North American sales increased 12.7 percent, reflecting an improvement in the manufacturing economy. Additionally, strong market conditions in industrial hydraulic products within this segment contributed to the increase. International sales were up 11.4 percent with increases in Asia and Europe of 29.2 percent and 5.8 percent, respectively. The increase in Asia reflects strong business conditions throughout the year, especially in China and Japan, while the smaller increase in Europe is from the improvement in Europe’s industrial economy during the second half of fiscal 2004, market penetration in ultrafilter product sales and favorable currency translation.

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

        Worldwide sales of special application products were $115.6 million, a 26.4 percent increase from $91.5 million in the prior year. North American sales increased 52.0 percent from the prior year while international sales increased 22.0 percent. Sales of disk drive products in Asia increased 29.3 percent due to strong demand for computer hard drives. Worldwide sales of membrane products increased 25.4 percent from the prior year due to improvement in the Company’s core industrial and fabric markets with the majority of the gain in North America.

        Consolidated Results    The Company reported record sales in 2004 of $1.415 billion, up 16.1 percent from $1.218 billion in the prior year. The Company reported record net earnings for 2004 of $106.3 million compared to $95.3 million in 2003, an increase of 11.5 percent. Net earnings per share — diluted were a record $1.18, up 12.4 percent from $1.05 in the prior year. The Company’s operating income of $141.6 million increased from prior year operating income of $131.8 million by 7.5 percent. Operating income in the Engine Products segment again showed strong growth from the prior year as it increased to 77.5 percent of total operating income from 69.2 percent in the prior year. This growth reflects the strength in the markets that the Engine Products segment serves as well as the Company’s continuing efforts in improving operating efficiencies. Operating income in the Industrial Products segment as a percent of total operating income of 29.8 percent was consistent with the prior year’s 29.3 percent of total operating income. International operating income, prior to corporate expense allocations, totaled 83.7 percent of consolidated operating income in 2004 as compared to 72.9 percent in 2003. Of the 2004 international operating income, prior to corporate expense allocations, Europe contributed 41.1 percent while Asia-Pacific contributed 54.1 percent. Total international operating income increased 23.5 percent from the prior year.

        Gross margin for 2004 was 31.6 percent compared to 32.1 percent in the prior year. Despite operating leverage gained from higher production volumes, gross margin was down from the prior year due primarily to the unrecovered portion of the steel price increases. Also, the fiscal 2003 adjustment that was identified in the fiscal 2004 closing process negatively impacted gross margin in 2004 by $2.3 million. The Company continued its efforts to improve manufacturing infrastructure and reduce product costs through plant rationalization. Plant rationalization costs were $6.2 million in 2004, slightly lower than $6.5 million in the prior year. The effect on diluted earnings per share was $.05 in both years.

        Operating expenses for 2004 were $311.8 million or 22.0 percent of sales, up from $259.4 million or 21.3 percent in the prior year. Operating expenses for the year were impacted by higher costs in Japan while managing through the plant rationalization and expenses relating to the strong revenue growth as well as necessary adjustments in incentive pay resulting from strong fiscal year results. Also included in operating expenses for 2004 was the adjustment of $5.0 million to increase the Company’s reserve for the patent infringement judgment and the $3.0 million increase to the Company’s warranty reserve regarding ongoing discussions on a specific warranty-related matter. Also, the fiscal 2003 adjustment that was identified in the fiscal 2004 closing process negatively impacted operating expenses in 2004 by $1.3 million. The Company continued to focus on operating expense controls in 2004.

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

        Total backlog at July 31, 2004 was $375.5 million, up 19.9 percent from the same period in the prior year. In the Engine Products segment, total backlog increased 29.2 percent compared to the same period in the prior year, reflecting the strength in business conditions in the markets served. In the Industrial Products segment, total backlog increased 6.1 percent from the same period in the prior year reflecting improving conditions in the industrial markets. At July 31, 2004, 90-day backlog was $206.9 million, up 12.9 percent from $183.2 million in the prior year. In the Engine Products segment, overall 90-day backlog was $123.1 million, an increase of 15.6 percent from the prior year. Within this segment, off-road products showed a solid increase of 30.8 percent from the prior year. For aftermarket products, 90-day backlog increased 9.2 percent while truck products decreased by 1.7 percent. In the Industrial Products segment, overall 90-day backlog was $83.8 million, an increase of 9.3 percent from the prior year. Within this segment, 90-day backlog for gas turbine products decreased 9.2 percent. This decrease was offset by increases in industrial filtration solutions of 28.0 percent and special application products of 3.7 percent.

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

Liquidity and Capital Resources

        Financial Condition    At July 31, 2005, the Company’s capital structure was comprised of $109.8 million of current debt, $103.3 million of long-term debt and $524.6 million of shareholders’ equity. The Company had cash and cash equivalents of $134.1 million at July 31, 2005. Substantially all of the cash and cash equivalents are held by the Company’s wholly-owned subsidiaries outside of the United States. The majority of the Company’s long-term debt obligations are in the United States. The ratio of long-term debt to total capital was 16.5 percent and 11.4 percent at July 31, 2005 and 2004, respectively.

        Total debt outstanding increased $88.1 million for the year to $213.1 million outstanding at July 31, 2005. The increase is a result of an increase in short-term borrowings outstanding at the end of the year of $82.3 million as compared to the prior year and an increase in long-term debt of $5.9 million (including current maturities) from the prior year. The increase in long-term debt was comprised of an addition of a $30.0 million unsecured senior note offset by reductions made during the year of $24.1 million which includes a payment of a $23.0 million unsecured senior note.

        In September 2004, the Company amended its existing three-year multi-currency revolving facility with a group of banks under which the Company may borrow up to $150.0 million. The amendment extended the term of the agreement to September 2009. The agreement provides that loans may be made under a selection of currencies and rate formulas including Base Rate Advances or Off Shore Rate Advances. The interest rate on each advance is based on certain market interest rates and leverage ratios. Facility fees and other fees on the entire loan commitment are payable over the duration of this facility. There was $65.0 million outstanding at July 31, 2005 and no balance outstanding at July 31, 2004, leaving $85.0 million and $150.0 million available for further borrowing under such facilities at July 31, 2005 and July 31, 2004, respectively. The weighted average interest rate on these short-term borrowings outstanding at July 31, 2005 was 3.77 percent.

        The following table summarizes the Company’s fixed cash obligations as of July 31, 2005 for the years indicated (in thousands):

		Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Long-term debt obligations	$108,389	$7,139	$37,885	$9,942	$53,423
Capital lease obligations	2,685	633	1,318	461	273
Interest on long-term debt obligations	24,524	5,318	9,654	4,834	4,718
Operating lease obligations	9,950	4,820	4,441	667	22
Purchase obligations(1)	99,626	98,884	685	57	—
Deferred compensation and other(2)	10,632	1,654	2,823	2,769	3,386

Total	$255,806	$118,448	$56,806	$18,730	$61,822

(1)	Purchase obligations consist primarily of inventory, tooling, contract employment services and capital expenditures. The Company’s purchase orders for inventory are based on expected customer demand, and quantities and dollar volumes are subject to change.
(2)	Deferred compensation and other consists primarily of salary and bonus deferrals elected by certain executives under the Company’s deferred compensation plan. Deferred compensation balances earn interest based on a treasury bond rate as defined by the plan, and are payable at the election of the participants.

        For its U.S. pension plans, the Company does not have a minimum required contribution for fiscal 2006. However, the Company may contribute up to its maximum deductible contribution of $37.4 million in fiscal 2006. For its non-U.S. pension plans, the Company estimates that it will contribute approximately $3.5 million in fiscal 2006. Future estimates of the Company’s pension plan contributions may change significantly depending on the actual rate of return on plan assets, discount rates, discretionary pension contributions and regulatory rules.

        The Company also has three agreements under uncommitted credit facilities, which provide unsecured borrowings for general corporate purposes. At July 31, 2005 and 2004, there was $60.0 million and

$40.0 million available for use under these facilities, respectively. There was $36.7 million and $12.4 million outstanding under these facilities at July 31, 2005 and 2004, respectively. The weighted average interest rate on these short-term borrowings outstanding at July 31, 2005 and 2004 was 3.67 percent and 1.75 percent, respectively.

        The Company also has a 100 million euro program for issuing treasury notes for raising short, medium and long-term financing for its European operations. At July 31, 2005 and July 31, 2004 there were no amounts outstanding under the program. Additionally, the Company’s European operations have lines of credit in the amount of 25.2 million euro. As of July 31, 2005 and July 31, 2004 there were no amounts outstanding.

        Other international subsidiaries may borrow under various credit facilities. As of July 31, 2005 and 2004, borrowings under these facilities were $0.3 million and $7.3 million, respectively. The weighted average interest rate on these international borrowings outstanding at July 31, 2005 and 2004 was 8.50 percent and 2.00 percent, respectively.

        Also, at July 31, 2005 and 2004, the Company had outstanding standby letters of credit totaling $18.7 million and $18.4 million, respectively. The letters of credit guarantee payment to beneficial third parties in the event the Company is in breach of specified contract terms as detailed in each letter of credit. At July 31, 2005 and 2004 there were no amounts drawn upon these letters of credit.

        The Company has approved a plan to repatriate a total of $90.8 million of its accumulated foreign earnings in fiscal 2006 of which $80.0 million will be taxed under the favorable terms of the American Jobs Creation Act of 2004. On August 9, 2005 cash totaling $49.4 million was repatriated under this plan. These funds were applied to short term debt until such time as they are used pursuant to the domestic reinvestment plan. See further discussion in Note J on the impact of this decision on the Company’s consolidated financial statements.

        Shareholders’ equity decreased $24.7 million in 2005 to $524.6 million. The decrease was due to current year earnings of $110.6 million and $4.7 million of stock option and other stock activity offset by $116.3 million of treasury stock repurchases, $19.8 million of dividend payments and a decrease in accumulated other comprehensive income of $3.9 million. The decrease in accumulated other comprehensive income consisted primarily of foreign currency translation adjustment of $1.9 million offset by an increase in the Company’s additional minimum pension liability of $5.5 million.

        Stock Split    On January 16, 2004, the Company’s Board of Directors declared a two-for-one stock split effected in the form of a 100 percent dividend. The Company distributed 43.4 million shares of common stock on March 19, 2004, to shareholders of record as of March 5, 2004. All share and per share amounts have been retroactively adjusted to reflect the stock split.

        Cash Flows    During fiscal 2005, $142.6 million of cash was generated from operating activities, compared with $118.1 million in 2004 and $146.7 million in 2003. The increase in cash generated from operating activities in 2005 from the prior year resulted primarily from higher net earnings, smaller increases in accounts receivable of $17.3 million and in inventory of $6.7 million compared to the prior year, offset by a decrease in accrued compensation of $11.1 million. In addition to cash generated from operating activities, the Company increased its outstanding short-term debt by $81.9 million while net long-term debt increased by $6.1 million. Cash flow generated by operations and by borrowings, was used primarily to support $55.0 million for capital expenditures, $116.3 million for stock repurchases and $19.8 million for dividend payments. Cash and cash equivalents increased $34.6 million during 2005.

        Capital expenditures for property, plant and equipment totaled $55.0 million in 2005 and $47.7 million in 2004 and 2003. Capital expenditures primarily related to new overseas facilities, productivity enhancing investments at various plants worldwide and continuing upgrades to information systems.

        Capital spending in 2006 is planned at $85.0 million to $95.0 million. Significant planned expenditures include the further upgrade of information systems and investment in manufacturing plants, equipment and tooling. It is anticipated that 2006 capital expenditures will be financed primarily by cash generated from operations and existing lines of credit.

        The Company expects that cash generated by operating activities will exceed $100 million again in 2006. At July 31, 2005, the Company had $134.1 million cash, $108.3 million available under existing credit facilities in the United States and 125.2 million euro available under existing credit facilities in Europe. The Company believes that the combination of existing cash, available credit under existing credit facilities and the expected cash generated by operating activities is adequate to meet cash requirements for fiscal 2006, including debt repayment, issuance of anticipated dividends, share repurchase activity, capital expenditures, and execution of the Company’s domestic reinvestment plan pursuant to the American Jobs Creation Act of 2004.

        Dividends    The Company’s dividend policy is to maintain a payout ratio, which allows dividends to increase with the long-term growth of earnings per share. The Company’s dividend payout ratio target is 20.0 percent to 30.0 percent of the average earnings per share of the last three years. The current quarterly dividend of 0.08 cents per share equates to 27.5 percent of the average net earnings per share for 2003 through 2005.

        Share Repurchase Plan    In fiscal 2005, the Company repurchased 3.8 million shares of common stock for $116.3 million under the share repurchase plan authorized in January 2003, at an average price of $30.89 per share. The Company repurchased 0.8 million of these shares on the open market and 3.0 million were repurchased through an overnight share repurchase program from Banc of America Securities LLC. The overnight share repurchase program, which was initiated on September 3, 2004, permitted the Company to purchase the shares immediately, while Banc of America Securities purchased the shares in the market over a six month period following the repurchase, which concluded on February 28, 2005. The Company paid a $5.4 million price adjustment on March 3, 2005, based on the weighted average market price during the period while Banc of America Securities was purchasing the shares. The payment was treated as an increase to treasury stock in the equity section of the Company’s balance sheet. The total cost of the overnight share repurchase program was $91.9 million. The Company repurchased 1.1 million shares for $29.8 million in 2004 and 1.4 million shares for $24.9 million in 2003.

        Off-Balance Sheet Arrangements    The Company does not have any off-balance sheet arrangements, with the exception of the guarantee of 50 percent of certain debt of its joint venture, Advanced Filtration Systems, Inc. as further discussed in Note L of the Company’s Notes to Consolidated Financial Statements. The Company does not believe that this guarantee will have a current or future effect on its financial condition, results of operation, liquidity or capital resources.

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

        New Accounting Standards    In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2). FSP 109-2 allows a company time beyond the financial reporting period of enactment to evaluate the effect of the American Jobs Creation Act of 2004 (the Act) on its plan for reinvestment or repatriation of foreign earnings. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. The Company intends to repatriate a total of $90.8 million of its accumulated foreign earnings in fiscal 2006 of which $80.0 million will be taxed under the favorable terms of the American Jobs Creation Act of 2004. U.S. income taxes of $4.0 million have been provided on these projected repatriations. See further discussion in Note J on the impact of this decision on the Company’s consolidated financial statements.

        In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). FSP 109-1 concludes that the deduction should be accounted for as a special deduction in accordance with SFAS No. 109. This deduction is not available to the Company until fiscal 2006.

        In December 2004, the FASB issued SFAS No. 123(R) “Share Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issues to Employees,” which resulted in no stock-based employee compensation cost related to stock options if the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123(R) requires recognition of compensation expense relating to employee services provided in exchange for a share-based payment based on the grant date fair market value. The Company will adopt SFAS No. 123(R) for its fiscal year beginning August 1, 2005. As of the effective date, this statement applies to all new awards granted as well as awards modified, repurchased or cancelled. Additionally, compensation cost for stock-based awards that has not previously been recognized will be recognized as the remaining service is rendered. The Company estimates that this statement will result in an additional pretax compensation charge of approximately $3.0 million to $5.0 million in fiscal 2006.

        In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This statement requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. This statement also requires that fixed production overhead be allocated to conversion costs based on normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred by the Company beginning in fiscal 2006. The Company does not expect that the adoption of this statement will have a material impact on the Company’s consolidated financial statements.

Market Risk

        Foreign Currency    The Company’s market risk includes the potential loss arising from adverse changes in foreign currency exchange rates and interest rates. The Company manages foreign currency market risk, from time to time, through the use of a variety of financial and derivative instruments. The Company does not enter into any of these instruments for trading purposes to generate revenue. Rather, the Company’s objective in managing these risks is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. The Company uses forward exchange contracts and other hedging activities to hedge the U.S. dollar value resulting from existing recognized foreign currency denominated asset and liability balances and also for anticipated foreign currency transactions. The Company also naturally hedges foreign currency through its production in the countries in which it sells its products. The Company’s market risk on interest rates is the potential decrease in fair value of long-term debt resulting from a potential increase in interest rates. See further discussion of these market risks below.

        During 2005, the U.S. dollar was generally weaker throughout the year relative to the currencies of the foreign countries in which the Company operates. The overall weakness of the dollar had a significant positive impact on the Company’s international net sales results because the foreign denominated revenues translated into more U.S. dollars.

        It is not possible to determine the true impact of foreign currency translation changes; however, the direct effect on net sales and net earnings can be estimated. For the year ended July 31, 2005, the impact of foreign currency translation resulted in an overall increase in net sales of $34.1 million and an increase in net earnings of $2.0 million. Foreign currency translation had a positive impact in several regions around the world. In Europe, the weaker U.S. dollar relative to the euro and British pound sterling resulted in an increase of $25.4 million on net sales and an increase of $1.5 million on net earnings. In the Asia-Pacific region, the weaker U.S. dollar relative to the Japanese yen had a positive impact on foreign currency translation with an increase in net sales of $3.1 million and an increase on net earnings of $0.1 million. The weaker U.S. dollar relative to the Australian dollar also resulted in an increase of $1.8 million in net sales and an increase of $0.2 million on net earnings. In addition, the weaker U.S. dollar relative to the South African rand also had a positive impact on foreign currency translation with an increase in net sales of $2.2 million and an increase in net earnings of $0.2 million. On July 21, 2005, China revalued its currency by discontinuing its constant link to the U.S. dollar and switching the link to a trade-weighted basket of foreign currencies. The effects of this change on foreign currency translation were not material to the Company’s financial condition and results of operations for fiscal 2005.

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

        Interest    The Company’s exposure to market risks for changes in interest rates relates primarily to its short-term investments, short-term borrowings and interest rate swap agreement. The Company has no earnings or cash flow exposure due to market risks on its long-term debt obligations as a result of the fixed-rate nature of the debt. However, interest rate changes would affect the fair market value of the debt. At July 31, 2005, the fair value of the Company’s long-term debt approximates market. Market risk is estimated as the potential decrease in fair value resulting from a hypothetical one-half percent increase in interest rates and amounts to approximately $4.3 million.

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

        Revenue recognition and allowance for doubtful accounts    Revenue is recognized when product ownership and the risk of loss has transferred to the customer and the Company has no remaining obligations. The Company records estimated discounts and rebates as a reduction of sales in the same period revenue is recognized. Allowances for doubtful accounts are estimated by management based on evaluation of potential losses related to customer receivable balances. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical write-off experience in the industry, regional economic data and evaluating specific customer accounts for risk of loss. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers. The establishment of this reserve requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though management considers these balances adequate and proper, changes in economic conditions in specific markets in which the Company operates could have an effect on reserve balances required.

         Goodwill and other intangible assets    Goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs impairment reviews for its reporting units and uses a discounted cash flow model based on management’s judgments and assumptions to determine the estimated fair value. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. During the first quarter of fiscal 2005, the Company transferred a component of its Engine Products segment to its Industrial Products segment along with the goodwill associated with this component. As a result of the reclassification, the Company performed an impairment test of the reporting unit to which this goodwill is now assigned. The Company also performed an impairment test during the third quarter of fiscal 2005 to satisfy its annual impairment requirement. Impairment testing in both the first and the third quarter indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, including recorded goodwill and, as such, no impairment existed at that time. Other intangible assets with definite lives continue to be amortized over their estimated useful lives. Definite lived intangible assets are also subject to impairment testing. A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of each reporting unit. While the Company believes its judgments and assumptions were reasonable, different assumptions could change the estimated fair values and, therefore, an impairment charge could be required.

        Inventory    The Company’s inventories are valued at the lower of cost or market. Domestic inventories are valued using the last-in first-out (LIFO) method, while the international subsidiaries use the first-in, first-out (FIFO) method. Reserves for shrink and obsolescence are estimated using standard quantitative measures based on historical losses, including issues related to specific inventory items. Though management considers these balances adequate and proper, changes in economic conditions in specific markets in which the Company operates could have an effect on reserve balances required.

        Product warranty    The Company estimates warranty costs using standard quantitative measures based on historical warranty claim experience and, in some cases, evaluating specific customer warranty issues. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses relating to warranty issues. Though management considers these balances adequate and proper, changes in the future could impact these determinations.

        Income taxes    As part of the process of preparing the Company’s Consolidated Financial Statements, management is required to estimate income taxes in each of the jurisdictions in which the Company operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s Consolidated Balance Sheet. These assets and liabilities are evaluated by using estimates of future taxable income streams and the impact of tax planning strategies. Management assesses the likelihood that deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, a valuation allowance is established. To the extent that a valuation allowance is established or increased, an expense within the tax provision is included in the statement of operations. Reserves are also estimated for ongoing audits regarding federal, state and international issues that are currently unresolved. The Company routinely monitors the potential impact of such situations and believes that it is properly reserved. Valuations related to tax accruals and assets can be impacted by changes to tax codes, changes in statutory tax rates and the Company’s future taxable income levels.

        Employee Benefit Plans    The Company incurs expenses relating to employee benefits such as noncontributory defined benefit pension plans and postretirement health care benefits. In accounting for these employment costs, management must make a variety of assumptions and estimates including mortality rates, discount rates, overall Company compensation increases, expected return on plan assets and health care cost trend rates. The Company considers historical data as well as current facts and circumstances and uses a third-party specialist to assist management in determining these estimates.

        To develop the expected long term rate of return on assets assumption for its pension plans, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. Reflecting the relatively long-term nature of the plans’ obligations, approximately 60 percent of the plans’ assets were invested in equities and 30 percent of plans’ assets in alternative investments with the balance primarily invested in fixed income instruments. A one percent change in the expected long term rate of return on plan assets would change the 2005 annual pension expense by approximately $1.8 million. The expected long term rate of return on assets assumption for the plans outside the U.S. follows the same methodology as described above but reflects the investment allocation and expected total portfolio returns specific to each plan and country.

        The Company’s objective in selecting a discount rate for its pension plans is to select the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date taking into account the nature and duration of the benefit obligations of the plan. In making this best estimate, the Company looks at rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the benefits. This process includes looking at the universe of bonds available on the measurement date with a quality rating of Aa or better. Similar appropriate benchmarks are used to determine the discount rate for the non-U.S. plans. As of our measurement date of April 30, 2005, the Company decreased its discount rate on U.S. plans to 5.5 percent from 6.25 percent as of April 30, 2004. The decline of 75 basis points was consistent with the changes in published bond indices. The change increased the Company’s U.S. projected benefit obligation as of April 30, 2005 by approximately $15.4 million and is expected to increase pension expense in fiscal year 2006 by approximately $1.3 million.

        At April 30, 2005 the projected benefit obligation of the Company’s pension plans exceeded the fair value of the plan assets by $30.5 million. As of April 30, 2005, the Company has an unrecognized actuarial loss of $57.1 million which will be recognized as pension expense into the future over the average remaining service period of the employees in the plans in accordance with SFAS 87.

Forward-Looking Statements

        From time to time, the Company, through its management, may make forward-looking statements reflecting the Company’s current views with respect to future events and financial performance. These forward-looking statements, which are included in this report and other reports filed under the Securities Exchange Act of 1934, as amended (The “Exchange Act”), in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the company, are subject to certain risks and uncertainties, including those discussed below which could cause actual results to differ materially from historical results or those anticipated. The words or phrases “will likely result,” “are expected to,” “will continue,” “estimate,” “project,” “believe,” “expect,” “anticipate,” “forecast” and similar expressions are intended to identify forward-looking statements within the meaning of Section 21e of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995 (“PSLRA”). In particular, the Company desires to take advantage of the protections of the PSLRA in connection with the forward-looking statements made in this Annual Report to Shareholders.

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

        Risks Associated with International Operations    The Company does business and has manufacturing operations in numerous countries and regions, including China, Hong Kong, India, Indonesia, Japan, Korea, Malaysia, Philippines, Singapore and other Asia-Pacific countries, Western and Eastern Europe, the Middle East, Africa, Canada, Mexico, Central America and South America. The stability, growth and profitability of this portion of the company’s business may be affected by changes in political and military events, trade, monetary and fiscal policies and the laws and regulations of the United States and other trading nations. In addition, the Company’s international operations are subject to the risk of new and different political and military events, legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, potential difficulties in staffing and managing local operations, credit risk of local customers and distributors, potential difficulties in protecting intellectual property, risk of nationalization of private enterprises, potential imposition of restrictions on investments, potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries, and local economic, political and social conditions, including the possibility of hyper-inflationary conditions, in certain countries. If for whatever reason, the U.S. were to enter a recession, the demand for Company products could be negatively impacted in North America and throughout the rest of the world.

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

         Environmental Matters    The Company is subject to various environmental laws and regulations in the jurisdictions in which it operates, including those relating to air emissions, wastewater discharges, the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the use and disposal of hazardous substances. The Company, like many of its competitors, has incurred and will continue to incur capital and operating expenditures and other costs in complying with such laws and regulations in both the United States and abroad.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk disclosure appears in Management’s Discussion and Analysis on page 16 under “Market Risk”.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of July 31, 2005.

        Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

William M. Cook
Chief Executive Officer

October 7, 2005

Thomas R. VerHage
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board
of Directors of Donaldson Company, Inc.

        We have completed an integrated audit of Donaldson Company, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of July 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of cash flows and of changes in shareholders’ equity present fairly, in all material respects, the financial position of Donaldson Company, Inc. and its subsidiaries at July 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

        Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of July 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Minneapolis, Minnesota
September 30, 2005

Consolidated Statements of Earnings
Donaldson Company, Inc. and Subsidiaries

	Year ended July 31,

	2005	2004	2003

	(Thousands of dollars, except share and per share amounts)
Net sales	$1,595,733	$1,414,980	$1,218,252
Cost of sales	1,090,158	967,254	827,101

Gross margin	505,575	447,726	391,151
Selling, general and administrative	316,851	281,267	231,451
Research and development	32,234	30,487	27,935
Gain on sale of Ome land and building	—	(5,616)	—

Operating income	156,490	141,588	131,765
Interest expense	9,414	4,954	5,889
Other income, net	(7,657)	(5,202)	(4,691)

Earnings before income taxes	154,733	141,836	130,567
Income taxes	44,179	35,519	35,253

Net earnings	$110,554	$106,317	$95,314

Weighted average shares — basic	84,990,739	87,960,423	86,990,676
Weighted average shares — diluted	86,883,408	90,429,956	90,469,966
Net earnings per share — basic	$1.30	$1.21	$1.10
Net earnings per share — diluted	$1.27	$1.18	$1.05

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Balance Sheets
Donaldson Company, Inc. and Subsidiaries

	At July 31,

	2005	2004

	(Thousands of dollars, except share amounts)
Assets
Current assets
Cash and cash equivalents	$134,066	$99,504
Accounts receivable, less allowance of $8,409 and $8,741	294,016	274,120
Inventories	151,599	143,418
Deferred income taxes	13,517	16,129
Prepaids and other current assets	25,624	24,209

Total current assets	618,822	557,380

Property, plant and equipment, net	275,493	261,529
Goodwill	105,304	96,574
Intangible assets	23,166	19,127
Other assets	88,988	66,999

Total assets	$1,111,773	$1,001,609

Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings	$102,004	$19,736
Current maturities of long-term debt	7,772	34,346
Trade accounts payable	134,063	124,401
Accrued employee compensation and related taxes	45,480	45,701
Accrued liabilities	26,960	23,789
Other current liabilities	37,923	27,551

Total current liabilities	354,202	275,524
Long-term debt	103,302	70,856
Deferred income taxes	29,468	25,981
Other long-term liabilities	100,185	79,955

Total liabilities	587,157	452,316
Commitments and contingencies (Note L)
Shareholders’ equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 120,000,000 shares authorized, 88,643,194 shares issued in 2005 and 2004	443,216	443,216
Retained earnings	172,775	113,271
Stock compensation plans	40,574	20,589
Accumulated other comprehensive income	27,620	31,558
Treasury stock — 5,583,393 and 2,361,899 shares in 2005 and 2004, at cost	(159,569)	(59,341)

Total shareholders’ equity	524,616	549,293

Total liabilities and shareholders’ equity	$1,111,773	$1,001,609

        The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Donaldson Company, Inc. and Subsidiaries

	Year ended July 31,

	2005	2004	2003

	(Thousands of dollars)
Operating Activities
Net earnings	$110,554	$106,317	$95,314
Adjustments to reconcile net earnings to net cash provided by operating activities
Gain on sale of Ome land and building	—	(5,616)	—
Depreciation and amortization	44,284	41,555	37,557
Equity in (earnings) loss of affiliates	323	(1,066)	(515)
Deferred income taxes	2,957	(1,598)	637
Other	2,520	10,272	2,950
Changes in operating assets and liabilities, net of acquired businesses
Accounts receivable	(17,349)	(37,270)	34,374
Inventories	(6,745)	(20,734)	5,795
Prepaids and other current assets	2,087	4,107	(3,300)
Trade accounts payable and other accrued expenses	3,957	22,085	(26,094)

Net cash provided by operating activities	142,588	118,052	146,718

Investing Activities
Purchases of property, plant and equipment	(54,979)	(47,738)	(47,748)
Proceeds from sale of property, plant, and equipment	4,781	4,708	14,455
Acquisitions and investments in affiliates, net of cash acquired	(13,362)	(4,397)	(1,577)

Net cash used in investing activities	(63,560)	(47,427)	(34,870)

Financing Activities
Proceeds from long-term debt	30,000	—	1,564
Repayments of long-term debt	(23,944)	(1,873)	(502)
Change in short-term borrowings	81,917	5,195	(54,251)
Purchase of treasury stock	(116,268)	(29,765)	(24,874)
Dividends paid	(19,757)	(17,779)	(15,263)
Exercise of stock options	2,703	3,298	1,083

Net cash used in financing activities	(45,349)	(40,924)	(92,243)

Effect of exchange rate changes on cash	883	2,733	1,879

Increase in cash and cash equivalents	34,562	32,434	21,484
Cash and cash equivalents, beginning of year	99,504	67,070	45,586

Cash and cash equivalents, end of year	$134,066	$99,504	$67,070

Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes	$33,087	$25,998	$34,089
Interest	8,453	4,629	5,528

        The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders’ Equity
Donaldson Company, Inc. and Subsidiaries

	Common Stock	Additional Paid-in Capital	Retained Earnings	Stock Compensation Plans	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

	(Thousands of dollars, except per share amounts)
Balance July 31, 2002	$248,280	$—	$261,396	$12,999	$(14,296)	$(125,758)	$382,621
Comprehensive income
Net earnings			95,314				95,314
Foreign currency translation					22,660		22,660
Additional minimum pension liability					(14,953)		(14,953)
Net loss on cash flow hedging derivatives					(299)		(299)

Comprehensive income							102,722

Treasury stock acquired						(24,874)	(24,874)
Stock options exercised		(3,760)	(4,281)	883		4,127	(3,031)
Deferred stock and other activity			661	(65)		523	1,119
Performance awards			125			214	339
Tax reduction — employee plans		3,760					3,760
Cash dividends ($.175 per share)			(15,263)				(15,263)

Balance July 31, 2003	248,280	—	337,952	13,817	(6,888)	(145,768)	447,393

Comprehensive income
Net earnings			106,317				106,317
Foreign currency translation					23,675		23,675
Additional minimum pension liability, net of tax					14,356		14,356
Net gain on cash flow hedging derivatives					415		415

Comprehensive income							144,763

Treasury stock acquired						(29,765)	(29,765)
Stock options exercised		(2,076)	(6,687)	1,900		5,838	(1,025)
Deferred stock and other activity			(2,653)	4,872		1,202	3,421
Performance awards			117			92	209
Tax reduction — employee plans		2,076					2,076
Two-for-one stock split	194,936		(303,996)			109,060	—
Cash dividends ($.205 per share)			(17,779)				(17,779)

Balance July 31, 2004	443,216	—	113,271	20,589	31,558	(59,341)	549,293

Comprehensive income
Net earnings			110,554				110,554
Foreign currency translation					1,877		1,877
Additional minimum pension liability, net of tax					(5,499)		(5,499)
Net loss on cash flow hedging derivatives					(316)		(316)

Comprehensive income							106,616

Treasury stock acquired						(116,268)	(116,268)
Stock options exercised		(7,273)	(30,080)	9,310		14,992	(13,051)
Deferred stock and other activity			(1,207)	10,675		428	9,896
Performance awards			(6)			620	614
Tax reduction — employee plans		7,273					7,273
Cash dividends ($.235 per share)			(19,757)				(19,757)

Balance July 31, 2005	$443,216	$—	$172,775	$40,574	$27,620	$(159,569)	$524,616

        The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Donaldson Company, Inc. and Subsidiaries

NOTE A
Summary of Significant Accounting Policies

        Description of Business    Donaldson Company, Inc., is a leading worldwide manufacturer of filtration systems and replacement parts. The Company’s product mix includes air and liquid filters and exhaust and emission control products for mobile equipment; in-plant air cleaning systems; compressed air purification systems; air intake systems for industrial gas turbines and specialized filters and membranes for such diverse applications as computer disk drives, industrial bags and semi-conductor processing. Products are manufactured at more than thirty plants around the world and through three joint ventures. Products are sold to original equipment manufacturers (OEMs), distributors and dealers, and directly to end users.

        Principles of Consolidation    The Consolidated Financial Statements include the accounts of Donaldson Company, Inc. and all majority-owned subsidiaries (the Company). All intercompany accounts and transactions have been eliminated. The Company’s three joint ventures that are not majority-owned are accounted for under the equity method. The Company does not have any variable interests in variable interest entities as of July 31, 2005.

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

        Foreign Currency Translation    For most foreign operations, local currencies are considered the functional currency. Assets and liabilities are translated to U.S. dollars at year-end exchange rates, and the resulting gains and losses arising from the translation of net assets located outside the U.S. are recorded as a cumulative translation adjustment, a component of accumulated other comprehensive income in the consolidated balance sheets. Elements of the consolidated statements of earnings are translated at average exchange rates in effect during the year and foreign currency transaction gains and losses are included in income, net in the consolidated statements of earnings. Foreign currency transaction gains of $1.0 million and losses of $0.5 million and $0.1 million are included in other income, net in the consolidated statements of earnings in 2005, 2004 and 2003, respectively.

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

        Inventories    Inventories are stated at the lower of cost or market. Domestic inventories are valued using the last-in, first-out (LIFO) method, while the international subsidiaries use the first-in, first-out (FIFO) method. Inventories valued at LIFO were approximately 36 and 35 percent of total inventories at July 31, 2005 and 2004, respectively. For inventories valued under the LIFO method, the FIFO cost exceeded the LIFO carrying values by $30.4 million and $23.2 million at July 31, 2005 and 2004, respectively. Results of operations for all periods presented were not materially affected by any liquidation of LIFO inventory. The components of inventory are as follows (thousands of dollars):

	July 31, 2005	July 31, 2004

Materials	$57,939	$52,979
Work in process	19,897	21,109
Finished products	73,763	69,330

Total inventories	$151,599	$143,418

        Property, Plant and Equipment    Property, plant and equipment are stated at cost. Additions, improvements or major renewals are capitalized, while expenditures that do not enhance or extend the asset’s useful life are charged to operating expense as incurred. Depreciation is computed primarily under the straight-line method. Depreciation expense was $42.6 million in 2005, $40.1 million in 2004, and $36.3 million in 2003. The estimated useful lives of property, plant and equipment are 10 to 40 years for buildings and 3 to 10 years for machinery and equipment. The components of property, plant and equipment are as follows (thousands of dollars):

	July 31, 2005	July 31, 2004

Land	$16,654	$14,979
Buildings	153,126	147,339
Machinery and equipment	436,951	441,893
Construction in progress	24,197	19,277

Less accumulated depreciation	(355,435)	(361,959)

Total property, plant and equipment	$275,493	$261,529

        Internal-Use Software    The Company capitalizes direct costs of materials and services used in the development and purchase of internal-use software. Amounts capitalized are amortized on a straight-line basis over a period of three years and are reported as a component of machinery and equipment within property, plant and equipment.

        Goodwill and Other Intangible Assets    Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. Other intangible assets, consisting primarily of patents, trademarks and customer relationships and lists, are recorded at cost and are amortized on a straight-line basis over their estimated useful lives of 8 to 15 years. Goodwill is tested for impairment annually or if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company completed its annual impairment tests in the third quarter of fiscal 2005 and 2004, which indicated no impairment.

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

        Comprehensive Income    Comprehensive income consists of net income, foreign currency translation adjustments, additional minimum pension liability and net gain or loss on cash flow hedging derivatives, and is presented in the Consolidated Statements of Changes in Shareholders’ Equity. The components of the ending balances of accumulated other comprehensive income (loss) are as follows:

	July 31, 2005	July 31, 2004	July 31, 2003

Foreign currency translation adjustment	$37,487	$35,610	$11,935
Net gain (loss) on cash flow hedging derivatives, net of tax	(174)	142	(273)
Additional minimum pension liability, net of tax	(9,693)	(4,194)	(18,550)

Total accumulated other comprehensive gain (loss)	$27,620	$31,558	$(6,888)

        The additional minimum pension liability adjustment is calculated on an annual basis. If the accumulated benefit obligation (ABO) exceeds the fair value of pension assets, the Company must recognize a liability that is at least equal to the unfunded ABO.

        Cumulative foreign translation is not adjusted for income taxes as substantially all translation relate to permanent investments in non-U.S. subsidiaries.

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

	2005	2004	2003

	(In thousands, except per share amounts)
Weighted average shares — basic	84,991	87,960	86,991
Dilutive shares	1,892	2,470	3,479
Weighted average shares — diluted	86,883	90,430	90,470
Net earnings for basic and diluted earnings per share computation	$110,554	$106,317	$95,314
Net earnings per share — basic	$1.30	$1.21	$1.10
Net earnings per share — diluted	$1.27	$1.18	$1.05

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

        Research and Development    Research and development costs are charged against earnings in the year incurred. Research and development expenses include basic scientific research and the application of scientific advances to the development of new and improved products and their uses.

        Stock-Based Compensation    The Company offers stock-based employee compensation plans, which are more fully described in Note I. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. This method defines compensation cost for stock options as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost related to stock options is reflected in net earnings, as all options granted under the Company’s stock option plans require the employee’s payment be the market value of the Company’s stock on the date of grant. Restricted stock awards are recorded as compensation expense over the vesting periods based on the market value on the date of grant. Unearned compensation cost on restricted stock awards is shown as a reduction to shareholders’ equity. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock options.

	2005	2004	2003

	(Thousands of dollars, except per share amounts)
Net earnings, as reported	$110,554	$106,317	$95,314
Less total stock-based employee compensation expense under the fair value-based method, net of tax	(9,739)	(6,934)	(4,152)

Pro forma net earnings	$100,815	$99,383	$91,162

Basic net earnings per share
As reported	$1.30	$1.21	$1.10
Pro forma	$1.19	$1.13	$1.05
Diluted net earnings per share
As reported	$1.27	$1.18	$1.05
Pro forma	$1.16	$1.10	$1.01

        Effective June 27, 2005, the Board of Directors of the Company authorized the acceleration of vesting of certain unvested and “out-of-the-money” stock options outstanding under the Company’s 2001 equity incentive plan. The accelerated options were granted in fiscal 2004 and fiscal 2005 with a three-year vesting period and have exercise prices per share ranging from $30.38 to $30.69. Options for the purchase of 511,242 shares of the common stock of the Company became exercisable immediately as a result of this action. No options held by any director or named executive officer of the Company were included in this acceleration action. The primary purpose of the acceleration was to reduce the impact of future compensation expense that the Company would otherwise recognize in its consolidated statement of operations with respect to these options upon the effective date of Statement of Financial Accounting Standard No. 123R (FAS 123R), “Share Based Payment”. The Company will be required to apply the expense recognition provisions of FAS 123R for its fiscal year beginning August 1, 2005 (See New Accounting Standards below).

        Accelerating the vesting of these stock options into fiscal 2005 resulted in additional compensation expense of $3.6 million for fiscal 2005 in the above pro forma net earnings. Upon the adoption of SFAS No. 132(R) on August 1, 2005, it will reduce non-cash compensation expense in subsequent years by approximately $2.1 million in fiscal 2006, $1.2 million in fiscal 2007 and $0.3 million in fiscal 2008 on a pre-tax basis. Under the new standard, these amounts would have been recorded in the statements of earnings rather than pro forma disclosure.

        Revenue Recognition    Revenue is recognized when product ownership and the risk of loss has transferred to the customer and the Company has no remaining obligations. The Company records estimated discounts and rebates as a reduction of sales in the same period revenue is recognized. Shipping and handling costs for fiscal 2005, 2004 and 2003 totaling $34.2 million, $31.8 million and $22.7 million are classified as a component of operating expenses.

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

        Asset Retirement Obligations    The Company accounts for obligations under retirements of long-lived assets under SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. As of July 31, 2005 and 2004, the Company did not have any obligations associated with the retirement of long-lived assets.

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

        New Accounting Standards    In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2). FSP 109-2 allows a company time beyond the financial reporting period of enactment to evaluate the effect of the American Jobs Creation Act of 2004 (the Act) on its plan for reinvestment or repatriation of foreign earnings. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. The Company intends to repatriate a total of $90.8 million of its accumulated foreign earnings in fiscal 2006 of which $80.0 million will be taxed under the favorable terms of the American Jobs Creation Act of 2004. U.S. income taxes of $4.0 million have been provided on these projected repatriations. See further discussion in Note J on the impact of this decision on the Company’s consolidated financial statements.

        In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). FSP 109-1 concludes that the deduction should be accounted for as a special deduction in accordance with SFAS No. 109. This deduction is not available to the Company until fiscal 2006.

        In December 2004, the FASB issued SFAS No. 123(R) “Share Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issues to Employees,” which resulted in no stock-based employee compensation cost related to stock options if the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123(R) requires recognition of compensation expense relating to employee services provided in exchange for a share-based payment based on the grant date fair market value. The Company will adopt SFAS No. 123(R) for its fiscal year beginning August 1, 2005. As of the effective date, this statement applies to all new awards granted as well as awards modified, repurchased or cancelled. Additionally, compensation cost for stock-based awards that has not previously been recognized will be recognized as the remaining service is rendered. The Company estimates that this statement will result in an additional pretax compensation charge of approximately $3.0 million to $5.0 million in fiscal 2006.

        In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This statement requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. This statement also requires that fixed production overhead be allocated to conversion costs based on normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred by the Company beginning in fiscal 2006. The Company does not expect that the adoption of this statement will have a material impact on the Company’s consolidated financial statements.

NOTE B
Plant Rationalization and Start-Up Costs

        There were no plant closures during fiscal 2005 and 2004. During fiscal 2003, the Company made the decision to transfer its gas turbine product production in Baldwin, Wisconsin, to Monterrey, Mexico, resulting in the closure of one of its manufacturing facilities in Baldwin. The closure of this facility was completed by the end of fiscal 2003, with a pretax charge of $0.6 million recorded in fiscal 2003 in cost of sales in the Company’s Consolidated Statement of Earnings. This charge was primarily related to severance and other employee-related costs associated with the elimination of approximately 75 positions. Additionally, the Company closed its manufacturing facility located in Port Huron, Michigan, moving production to its facility in Auburn, Alabama. The closure of this facility was completed by the end of fiscal 2003, with a pretax charge of $0.2 million recorded in fiscal 2003 in cost of sales in the Company’s Consolidated Statement of Earnings. This charge was primarily related to severance and other employee-related costs associated with the elimination of approximately 50 positions. Internationally, the Company made the decision to close its manufacturing facility in Ome City, Japan, moving production to its facility in Gunma, Japan. The majority of this move was completed by the end of fiscal 2003, with a pretax charge of $2.7 million recorded in fiscal 2003, the majority of which was recorded in cost of sales in the Company’s Consolidated Statement of Earnings. This charge was primarily related to severance and other employee-related costs associated with the elimination of approximately 50 positions. In July 2003, the Company closed on the sale of the land and building in Ome City, Japan. The Company received full payment of the purchase price of $10.8 million in fiscal 2003. The Company recorded a gain on the sale of $5.6 million in the second quarter of fiscal 2004, after completion of approvals of environmental remediation of the site, which was a condition of the sale. The Company completed the environmental remediation in the first quarter of fiscal 2004 and approvals were received in the second quarter of fiscal 2004. During the first quarter of fiscal 2004, the Company vacated and disposed of the property, plant and equipment.

        A pretax charge relating to the Company’s plant rationalization and start-ups, of $3.6 million, $6.2 million and $6.5 million was recorded in the Company’s Consolidated Statement of Earnings for the years ended July 31, 2005, 2004 and 2003, respectively. Of these charges, $3.1 million, $5.8 million and $5.3 million were recorded as period costs for the years ended July 31, 2005, 2004 and 2003, respectively. These charges include start-up costs for a new facility in fiscal 2005 and costs for plant closures in fiscal 2004 and 2003 discussed above. Additions to the restructuring reserve in fiscal 2005 relate to severance. The following table summarizes the restructuring reserve activity for the Company’s plant rationalization for the years ended July 31, 2005, 2004 and 2003.

(Thousands of dollars)
Balance as of August 1, 2002	$736
Additions to reserve	1,211
Charges to reserve	(959)

Balance as of July 31, 2003	$988

Additions to reserve	394
Charges to reserve	(1,382)

Balance as of July 31, 2004	—

Additions to reserve	519
Charges to reserve	(130)

Balance as of July 31, 2005	$389

NOTE C
Goodwill and Other Intangible Assets

        The Company has allocated goodwill to its Industrial Products and Engine Products segments. Additions to goodwill and other intangible assets in fiscal 2004 relate to the acquisition of LHA industrial hydraulic business of Berendsen Fluid Power, Inc. for a purchase price of $4.4 million on October 10, 2003 which is part of the Industrial Products segment. Fiscal 2005 additions relate to the acquisitions of Triboguard Company Limited for a purchase price of $7.3 million on December 1, 2004 as a part of the Industrial Products segment and Le Bozec Filtration Systems for a purchase price of $7.2 million on March 31, 2005 as a part of the Engine Products segment. Financial results for each of the above acquisitions are included in the company’s consolidated results from the date of acquisition. Pro forma financial results are not presented as the acquisitions are not material individually or in the aggregate. As of August 1, 2004, the Company transferred a component of its Engine Products segment to its Industrial Products segment along with the goodwill associated with this component. At that time, the Company performed an impairment test of the reporting unit to which this goodwill is now assigned resulting in no impairment. Following is a reconciliation of goodwill for the years ending July 31, 2005 and 2004:

	Industrial Products	Engine Products	Total Goodwill

	(Thousands of dollars)
Balance as of August 1, 2003	$67,710	$24,433	$92,143
Goodwill acquired	614	—	614
Purchase accounting adjustments	46	—	46
Foreign exchange translation	4,231	(460)	3,771

Balance as of July 31, 2004	$72,601	$23,973	$96,574
Transfer of goodwill between segments	22,903	(22,903)	—
Goodwill acquired	4,310	5,135	9,445
Foreign exchange translation	(374)	(341)	(715)

Balance as of July 31, 2005	$99,440	$5,864	$105,304

        Intangible assets are comprised of patents, trademarks and customer relationships and lists. Following is a reconciliation of intangible assets for the years ending July 31, 2005 and 2004:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets

	(Thousands of dollars)
Balance as of August 1, 2003	$18,513	$(1,325)	$17,188
Intangibles acquired	2,018	—	2,018
Amortization expense	—	(1,191)	(1,191)
Foreign exchange translation	1,203	(91)	1,112

Balance as of July 31, 2004	$21,734	$(2,607)	$19,127
Intangibles acquired	5,864	—	5,864
Amortization expense	—	(1,769)	(1,769)
Foreign exchange translation	(109)	53	(56)

Balance as of July 31, 2005	$27,489	$(4,323)	$23,166

        Amortization expense relating to existing intangible assets is expected to be approximately $1.8 million for each of the years ending July 31, 2006, 2007, 2008, and 2009, respectively. For the year 2010, the amortization is expected to be $1.7 million.

NOTE D
Credit Facilities

        In September 2004, the Company amended its existing three-year multi-currency revolving facility with a group of banks under which the Company may borrow up to $150.0 million. The amendment extended the term of the agreement to September 2009. The agreement provides that loans may be made under a selection of currencies and rate formulas including Base Rate Advances or Off Shore Rate Advances. The interest rate on each advance is based on certain market interest rates and leverage ratios. Facility fees and other fees on the entire loan commitment are payable over the duration of this facility. There was $65.0 million outstanding at July 31, 2005 and no balance outstanding at July 31, 2004, leaving $85.0 million and $150.0 million available for further borrowing under such facilities at July 31, 2005 and July 31, 2004, respectively. The weighted average interest rate on these short-term borrowings outstanding at July 31, 2005 was 3.77 percent.

        The Company also has three agreements under uncommitted credit facilities, which provide unsecured borrowings for general corporate purposes. At July 31, 2005 and 2004, there was $60.0 million and $40.0 million available for use under these facilities, respectively. There was $36.7 million and $12.4 million outstanding under these facilities at July 31, 2005 and 2004, respectively. The weighted average interest rate on these short-term borrowings outstanding at July 31, 2005 and 2004 was 3.67 percent and 1.75 percent, respectively.

        The Company also has a 100 million euro program for issuing treasury notes for raising short, medium and long-term financing for its European operations. At July 31, 2005 and July 31, 2004 there were no amounts outstanding under the program. Additionally, the Company’s European operations have lines of credit in the amount of 25.2 million euro. As of July 31, 2005 and July 31, 2004 there were no amounts outstanding.

        Other international subsidiaries may borrow under various credit facilities. As of July 31, 2005 and 2004, borrowings under these facilities were $0.3 million and $7.3 million, respectively. The weighted average interest rate on these international borrowings outstanding at July 31, 2005 and 2004 was 8.50 percent and 2.00 percent, respectively.

        As discussed further in Note L, at July 31, 2005 and 2004, the Company had outstanding standby letters of credit totaling $18.7 million and $18.4 million, respectively, upon which no amounts have been drawn.

        The Company has approved a plan to repatriate a total of $90.8 million of its accumulated foreign earnings in fiscal 2006 of which $80.0 million will be taxed under the favorable terms of the American Jobs Creation Act of 2004. On August 9, 2005 cash totaling $49.4 million was repatriated under this plan. These funds were applied to short term debt until used for the domestic reinvestment plan. See further discussion in Note J on the impact of this decision on the Company’s consolidated financial statements.

NOTE E
Long-Term Debt

        Long-term debt consists of the following:

	2005	2004

	(Thousands of dollars)
6.20% Unsecured senior notes, interest payable semi-annually, principal payment of $23.0 million due July 15, 2005	$—	$23,000
6.31% Unsecured senior notes, interest payable semi-annually, principal payment of $28.2 million due July 15, 2008	28,164	28,557
6.39% Unsecured senior notes due August 15, 2010, interest payable semi-annually, principal payments of $5.0 million, to be paid annually commencing August 16, 2006	24,624	24,474
4.85% Unsecured senior notes, interest payable semi-annually, principal amount of $30.0 million due December 17, 2011	30,000	—
1.9475% Guaranteed senior note, interest payable semi-annually, principal amount of 1.2 billion yen due January 29, 2005	—	10,695
1.51% Guaranteed note due March 28, 2006, interest payable quarterly, principal amount of .8 billion yen due March 28, 2006	7,112	7,130
1.418% Guaranteed senior notes, interest payable semi-annually, principal amount of 1.2 billion yen due January 31, 2012	10,668	—
Variable Rate Industrial Development Revenue Bonds (“Lower Floaters”) due September 1, 2024, principal amount of $7.755 million, interest payable monthly, and an interest rate of 2.45% as of July 31, 2005	7,755	8,000
Capitalized lease obligations and other, with various maturity dates and interest rates	2,751	3,346

Total	111,074	105,202
Less current maturities	7,772	34,346

Total long-term debt	$103,302	$70,856

        Annual maturities of long-term debt are $8.0 million in 2006, $6.0 million in 2007, $33.0 million in 2008, $5.4 million in 2009, $5.0 million in 2010 and $53.7 million thereafter. The Company estimates that the carrying value of long-term debt approximates its fair market value.

        As of July 31, 2004, the Company had outstanding two interest rate swap agreements that it had previously entered into to hedge its exposure to changes in the fair value of its fixed-rate debt. The aggregate notional amounts of these interest rate swaps were $27.0 million maturing on July 15, 2008 and $25.0 million maturing on August 15, 2010. As of July 31, 2004, these interest rate swaps had a fair value of $1.0 million and were accounted for as fair value hedges and recorded net of the underlying outstanding debt in the liabilities section of the balance sheet. During fiscal 2004, changes in the payment of interest resulting from the interest rate swaps were recorded as an offset to interest expense. On August 2, 2004, these two interest rate swaps were terminated and the aggregate value of $1.0 million at the termination date is subsequently being amortized over the remaining life of the underlying debt. The Company did not have any interest rate swaps outstanding as of July 31, 2005.

        Certain note agreements contain debt covenants related to working capital levels and limitations on indebtedness. Further, the Company may be restricted from paying dividends or repurchasing common stock if its tangible net worth (as defined) does not exceed certain minimum levels. As of July 31, 2005, the Company was in compliance with all such covenants.

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

        Each derivative transaction the Company enters into is designated at inception as a hedge and is expected to be highly effective as the critical terms of these instruments are the same as those of the underlying risks being hedged. The Company evaluates hedge effectiveness at inception and on an ongoing basis. When a derivative is determined to be or is no longer expected to be highly effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is recorded in earnings on the same line as the underlying transaction risk.

        The Company is exposed to changes in the fair value of its fixed-rate debt resulting from interest rate fluctuations. To hedge this exposure, the Company has from time to time entered into fixed to variable interest rate swaps that were accounted for as fair value hedges. The fair value of these swaps was recorded net of the underlying outstanding debt. Changes in the payment of interest resulting from the interest rate swaps are recorded as an offset to interest expense. Effectiveness is assessed based on changes in the fair value of the underlying debt using incremental borrowing rates currently available on loans with similar terms and maturities. The Company did not have any interest rate swaps outstanding as of July 31, 2005. See Note E for further discussion of the interest rate swaps outstanding as of July 31, 2004.

        The Company enters into forward exchange contracts of generally less than one year to hedge forecasted transactions with its foreign subsidiaries, and to reduce potential exposure related to fluctuations in foreign exchange rates for existing recognized assets and liabilities and also for anticipated intercompany transactions such as purchases, sales and dividend payments denominated in local currencies. Forward exchange contracts are designated as cash flow hedges as they are designed to hedge the variability of cash flows associated with the underlying existing recognized or anticipated transactions. Changes in the value of derivatives designated as cash flow hedges are recorded in other comprehensive income in shareholders’ equity until earnings are affected by the variability of the underlying cash flows. At that time, the applicable amount of gain or loss from the derivative instrument that is deferred in shareholders’ equity is reclassified to earnings and is included in other income or expense. Effectiveness is assessed based on changes in forward rates. Ineffective portions of the hedges are recorded in earnings through the same line as the underlying transaction.

        Net unrealized losses of $0.3 million and net unrealized gains of $0.4 million from cash flow hedges were recorded in Accumulated Other Comprehensive Income as of July 31, 2005 and 2004, respectively. These unrealized losses and gains are reclassified, as appropriate, as earnings are affected by the variability of the underlying cash flows during the term of the hedges.

        Fair Value of Financial Instruments    At July 31, 2005 and 2004, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, long-term debt and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximated carrying values because of the short-term nature of these instruments. Derivative contracts are reported at their fair values based on third-party quotes. The Company estimates that the carrying value of long-term debt approximates its fair market value.

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

NOTE G
Employee Benefit Plans

        Pension Plans    Donaldson Company, Inc. and certain of its subsidiaries have defined benefit pension plans for substantially all hourly and salaried employees. The domestic plans provide defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit comprised of a percentage of current salary that varies with years of service, interest credits and transition credits. The international plans generally provide pension benefits based on years of service and compensation level. The Company uses an April 30 measurement date for its pension plans.

        Net periodic pension costs for the Company’s pension plans include the following components:

	2005	2004	2003

	(Thousands of dollars)
Net periodic cost:
Service cost	$13,369	$12,302	$11,101
Interest cost	14,404	12,389	12,815
Expected return on assets	(18,235)	(16,365)	(15,341)
Transition amount amortization	1,223	980	168
Prior service cost amortization	214	152	194
Actuarial (gain) loss amortization	455	1,605	(2,139)
Curtailment loss	—	1	1,206
Settlement loss	102	—	360
Special termination benefit cost	307	—	—

Net periodic benefit cost	$11,839	$11,064	$8,364

        The funded status of the Company’s pension plans as of 2005 and 2004 is as follows:

	2005	2004

	(Thousands of dollars)
Change in benefit obligation:
Benefit obligation, beginning of year	$233,867	$213,131
Addition of non-U.S. plans	14,184	—
Service cost	13,369	12,302
Interest cost	14,404	12,389
Participant contributions	1,068	667
Plan amendments	488	1,032
Actuarial (gain) loss	22,594	(370)
Currency exchange rates	(900)	4,503
Curtailment	—	(41)
Settlement	(1,459)	—
Benefits paid	(12,463)	(9,746)

Benefit obligation, end of year	$285,152	$233,867

Change in plan assets:
Fair value of plan assets, beginning of year	$220,200	$171,129
Addition of non-U.S. plans	8,613	—
Actual return on plan assets	12,870	39,994
Company contributions	26,824	15,891
Participant contributions	1,068	667
Currency exchange rates	(983)	2,265
Settlement	(1,459)	—
Benefits paid	(12,463)	(9,746)

Fair value of plan assets, end of year	$254,670	$220,200

	2005	2004

	(Thousands of dollars)
Reconciliation of funded status:
Unfunded status	$(30,482)	$(13,666)
Unrecognized actuarial loss	57,143	30,567
Unrecognized prior service cost	4,389	4,040
Unrecognized net transition obligation	5,200	2,448
Fourth quarter contributions	288	152

Net amount recognized in consolidated balance sheet	$36,538	$23,541

Amounts recognized in consolidated balance sheet consist of:
Prepaid benefit cost	$55,554	$39,190
Accrued benefit liability	(19,016)	(15,649)
Additional minimum liability	(23,798)	(10,299)
Intangible asset	8,402	3,905
Accumulated other comprehensive income	15,396	6,394

Net amount recognized in consolidated balance sheet	$36,538	$23,541

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $86.8 million, $79.5 million and $54.1 million, respectively, as of April 30, 2005 and $42.4 million, $39.4 million and $21.7 million, respectively, as of April 30, 2004.

        For the years ended July 31, 2005 and 2004, the U.S. pension plans represented approximately 84 percent and 88 percent, respectively, of the Company’s total plan assets, and approximately 74 percent and 79 percent, respectively, of the Company’s total projected benefit obligation. Considering the significance of the U.S. pension plans in comparison with the Company’s total pension plans, the Company will present and discuss some of the critical pension assumptions related to the U.S. pension plans and the non-U.S. pension plans, separately.

        The weighted-average discount rates and rates of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation are as follows:

Weighted average actuarial assumptions	2005	2004

All U.S. plans:
Discount rate	5.50%	6.25%
Rate of compensation increase	5.00%	5.00%
Non-U.S. plans:
Discount rate	4.43%	4.73%
Rate of compensation increase	3.29%	3.43%

        The weighted-average discount rates, expected returns on plan assets and rates of increase in future compensation levels used to determine the net periodic benefit cost are as follows:

Weighted average actuarial assumptions	2005	2004	2003

All U.S. plans:
Discount rate	6.25%	6.25%	7.25%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%	5.00%
Non-U.S. plans:
Discount rate	4.73%	4.15%	4.59%
Expected return on plan assets	6.71%	6.88%	6.80%
Rate of compensation increase	3.43%	3.14%	3.39%

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

        Plan Assets    The Company’s pension plan weighted-average asset allocations by asset category are as follows:

	Plan Assets at

Asset Category	2005	2004

All U.S. plans:
Equity securities	63%	62%
Alternative investments	29%	27%
Bonds	7%	8%
Cash and other	1%	3%

Total U.S. plans	100%	100%

Non U.S. plans:
Equity securities	64%	86%
Debt securities	34%	13%
Cash and other	2%	1%

Total Non U.S. plans	100%	100%

        Investment Policies and Strategies.    For the Company’s U.S. plans, the Company uses a total return investment approach to achieve a long-term return on plan assets with a prudent level of risk for the purpose of meeting its retirement income commitments to employees. The plan’s investments are diversified to assist in managing risk. The Company’s asset allocation guidelines target an allocation of 60 percent equity securities, 30 percent alternative investments (fund of hedge funds) and 10 percent bonds. Within equity securities, the Company targets an allocation of 25 percent small cap, 15 percent large cap, 15 percent international and 5 percent private equity. These target allocation guidelines are determined in consultation with the Company’s investment consultant and through the use of modeling the risk/return trade-offs among asset classes utilizing assumptions about expected annual return, expected volatility/standard deviation of returns and expected correlations with other asset classes. Investment policy and performance is measured and monitored on an ongoing basis by the Company’s investment committee through its use of an investment consultant and through quarterly investment portfolio reviews.

        For the Company’s non-U.S. plans, the general investment objectives are to maintain a suitably diversified portfolio of secure assets of appropriate liquidity which will generate income and capital growth to meet, together with any new contributions from members and the Company, the cost of current and future benefits.

        Estimated Contributions and Future Payments    For its U.S. pension plans, the Company does not have a minimum required contribution for fiscal 2006. However, the Company may contribute up to its maximum deductible contribution of $37.4 million in fiscal 2006. For its non-U.S. pension plans, the Company estimates that it will contribute approximately $3.5 million in fiscal 2006.

        Estimated future benefit payments for the Company’s U.S. and non-U.S. plans are as follows:

(Thousands of dollars)

Fiscal year 2006	$14,281
Fiscal year 2007	$16,060
Fiscal year 2008	$15,887
Fiscal year 2009	$17,568
Fiscal year 2010	$18,698
Fiscal years 2011-2015	$105,742

        Postemployment and Postretirement Benefit Plans    The Company provides certain postemployment and postretirement health care benefits for certain U.S. employees for a limited time after termination of employment. The Company has recorded a liability for its postretirement benefit plan in the amount of $3.9 million and $4.2 million as of July 31, 2005 and July 31, 2004, respectively. The annual cost resulting from these benefits is not material. For measurement purposes, a 10 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005. The rate will decrease gradually to an ultimate rate of 5 percent. A one-percentage point increase in the health care cost trend rate would increase the fiscal 2005 and 2004 costs by $0.4 million and $0.3 million, respectively.

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

        401(k) Savings Plan    The Company provides a contributory employee savings plan to U.S. employees that permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. Employee contributions of up to 25 percent of compensation are matched at a rate equaling 100 percent of the first 3 percent contributed and 50 percent of the next 2 percent contributed. The Company’s contributions under this plan are based on the level of employee contributions as well as a discretionary contribution based on performance of the Company. Total contribution expense for these plans was $5.8 million, $5.9 million and $5.0 million for the years ended July 31, 2005, 2004 and 2003, respectively.

        Employee Stock Ownership Plan    The Company maintains an Employee Stock Ownership Plan (ESOP) for eligible employees. As of July 31, 2005, all shares of the plan have been allocated to participants. The ESOP’s only assets are Company common stock. Total ESOP shares are considered to be shares outstanding for earnings per share calculations.

        Deferred Compensation and Other Benefit Plans    The Company provides various deferred compensation and other benefit plans to certain executives. The deferred compensation plan allows these employees to defer the receipt of all or a portion of their salary, bonus and other stock related compensation to future periods. Other benefit plans are provided to supplement the benefits for a select group of highly compensated individuals which are reduced because of compensation limitations set by the Internal Revenue Code. The Company has recorded a liability in the amount of $10.6 million and $9.3 million as of July 31, 2005 and July 31, 2004, respectively, related primarily to its deferred compensation plans.

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

        Treasury Stock    The Company believes that the share repurchase program is a way of providing return to its shareholders. The Board of Directors authorized the repurchase, at the Company’s discretion, of 8.0 million shares of common stock under the stock repurchase plan dated January 17, 2003. As of July 31, 2005, the Company had remaining authorization to repurchase 2.7 million shares under this plan. Following is a summary of treasury stock share activity for fiscal 2005 and 2004:

	2005	2004

Balance at beginning of year	2,361,899	6,237,469
Stock repurchases	3,763,700	801,000
Net issuance upon exercise of stock options	(523,845)	(243,501)
Issuance under compensation plans	(6,549)	(45,673)
Stock split and other activity	(11,812)	(4,387,396)

Balance at end of year	5,583,393	2,361,899

        During fiscal 2005, the Company repurchased 3.0 million shares from Banc of America Securities LLC under an overnight share repurchase program which was completed at a total cost of $91.9 million. The overnight share repurchase program permitted the Company to purchase the shares immediately, while Banc of America Securities purchased the shares in the market over six months.

NOTE I
Stock Option Plans

        Employee Incentive Plans    In November 2001, shareholders approved the 2001 Master Stock Incentive Plan (the “Plan”) that replaced the 1991 Plan that expired on December 31, 2001 and provided for similar awards. The Plan extends through December 2011 and allows for the granting of nonqualified stock options, incentive stock options, restricted stock, stock appreciation rights (SARs), dividend equivalents, dollar-denominated awards and other stock-based awards. Options under the Plan are granted to key employees at or above market price at the date of grant. Options are exercisable for up to 10 years from the date of grant. The Plan also allows for the granting of performance awards to a limited number of key executives. As administered by the Human Resources Committee of the Company’s Board of Directors, these performance awards are payable in common stock and are based on a formula which measures performance of the Company over a three-year period. Performance award expense under these plans totaled $5.3 million, $2.9 million and $0.2 million in 2005, 2004 and 2003, respectively.

        Stock Options    Stock options issued during fiscal 2005 become exercisable for non-executives in equal increments over three years and become exercisable for executives upon the date of grant. Stock options issued during fiscal 2004 become exercisable for non-executives in equal increments over three years and become exercisable for most executives immediately upon the date of grant. Certain stock options issued to executives during fiscal 2004 become exercisable in equal increments over three years. Stock options issued from fiscal 1999 through fiscal 2003 become exercisable for non-executives in equal increments over three years and become exercisable for executives immediately upon the date of grant. Stock options issued during fiscal 1997 and 1998 become exercisable in equal increments over three years for both executives and non-executives. Stock options issued prior to fiscal l997 for non-executives and during fiscal 1996 for executives become exercisable in equal increments over four years. Prior to fiscal 1996, stock options became exercisable immediately for executives.

        Effective June 27, 2005, the Board of Directors of the Company authorized the acceleration of vesting of certain unvested and “out-of-the-money” stock options outstanding under the Company’s 2001 equity incentive plan. The accelerated options were granted in fiscal 2004 and fiscal 2005 with a three-year vesting period and have exercise prices per share ranging from $30.38 to $30.69. Options for the purchase of 511,242 shares of the common stock of the Company became exercisable immediately as a result of this action. No options held by any director or named executive officer of the Company were included in this acceleration action. The primary purpose of the acceleration was to reduce the impact of future compensation expense that the Company would otherwise recognize in its consolidated statement of operations with respect to these options upon the effective date of Statement of Financial Accounting Standard No. 123R (FAS 123R), “Share Based Payment”. The Company will be required to apply the expense recognition provisions of FAS 123R for its fiscal year beginning August 1, 2005 (See New Accounting Standards in Note A).

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

	2005	2004	2003

Risk-free interest rate	3.74%	3.55%	2.72%
Expected volatility	24.4%	31.5%	31.4%
Expected dividend yield	0.8%	1.0%	1.0%
Expected life
Director original grants	3 years	2 years	3 years
Non-officer original grants	6 years	6 years	6 years
Officer original grants with reloads	3 years	2 years	2 years
Reload grants	7 years	7 years	7 years
Officer original grants without reloads	6 years	6 years	—
Officer original grants with reloads and vesting	—	3 years	—

        Reload grants are grants made to officers who exercised a reloadable option during the fiscal year and made payment of the purchase price using shares of previously owned Company stock. The reload grant is for the number of shares equal to the shares used in payment of the purchase price or withheld for tax withholding.

        Black-Scholes is a widely accepted stock option pricing model; however, the ultimate value of stock options granted will be determined by the actual lives of options granted and the actual future price levels of the Company’s common stock. The weighted average fair value for options granted during fiscal 2005, 2004 and 2003 is $8.08, $9.46 and $4.95 per share, respectively using the Black-Scholes pricing model.

        The following table summarizes stock option activity:

	Options Outstanding	Weighted Average Exercise Price

Outstanding at August 1, 2002	6,941,830	$11.50
Granted	1,227,218	18.26
Exercised	(1,045,366)	9.42
Canceled	(24,248)	15.01

Outstanding at July 31, 2003	7,099,434	12.96
Granted	1,130,726	29.68
Exercised	(887,684)	10.52
Canceled	(21,498)	16.51

Outstanding at July 31, 2004	7,320,978	15.82
Granted	1,110,248	31.16
Exercised	(1,912,749)	11.30
Canceled	(30,143)	25.66

Outstanding at July 31, 2005	6,488,334	$19.74

        Shares reserved at July 31, 2005 for outstanding options and future grants were 9,486,709. Shares reserved consist of shares available for grant plus all outstanding options. An amount is added to shares reserved each year based on shares outstanding adjusted for certain items as detailed in the plan. The aggregate number of shares of Common Stock that may be issued under all awards under the Incentive plan in any calendar year may not exceed 1.5 percent of the sum of the Company’s outstanding shares of Common Stock, the outstanding share equivalents, as determined by the Company in the calculation of earnings per share on a fully diluted basis, and shares held in treasury of the Company as reported for the Company’s most recent fiscal year that ends during such calendar year.

        The following table summarizes information concerning outstanding and exercisable options as of July 31, 2005:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$5 to $10	745,006	2.51	$8.99	745,006	$8.99
$10 to $15	1,642,887	4.26	12.04	1,642,887	12.04
$15 to $20	1,832,327	6.55	17.96	1,661,423	17.98
$20 and above	2,268,114	7.34	30.28	2,237,782	30.29

	6,488,334	5.78	$19.74	6,287,098	$19.74

NOTE J
Income Taxes

        The components of earnings before income taxes are as follows:

	2005	2004	2003

	(Thousands of dollars)
Earnings before income taxes:
United States	$59,973	$55,861	$59,361
Foreign	94,760	85,975	71,206

Total	$154,733	$141,836	$130,567

        The components of the provision for income taxes are as follows:

	2005	2004	2003

	(Thousands of dollars)
Income taxes:
Current:
Federal	$18,451	$13,834	$11,661
State	508	1,501	1,610
Foreign	22,263	21,782	21,345

	41,222	37,117	34,616

Deferred:
Federal	2,026	(55)	1,791
State	310	(3)	98
Foreign	621	(1,540)	(1,252)

	2,957	(1,598)	637

Total	$44,179	$35,519	$35,253

        The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	2005	2004	2003

	(Thousands of dollars)
Deferred tax assets:
Compensation and retirement plans	$62	$418	$2,399
Accrued expenses	14,742	13,034	9,517
Credit and NOL tax carryforwards	5,361	7,496	10,218
LIFO inventory reserve	689	734	2,748
Investment in joint venture	117	58	584
Other	3,243	900	3,566

Gross deferred tax assets	24,214	22,640	29,032
Valuation allowance	(3,722)	(5,080)	(6,282)

Net deferred tax assets	20,492	17,560	22,750

Deferred tax liabilities:
Depreciation and amortization	(27,974)	(21,108)	(26,132)
Repatriation of foreign earnings	(4,000)	—	—
Other	(4,469)	(6,304)	(1,017)

Gross deferred tax liabilities	(36,443)	(27,412)	(27,149)

Net deferred tax assets (liability)	$(15,951)	$(9,852)	$(4,399)

        The following table reconciles the U.S. statutory income tax rate with the effective income tax rate:

	2005	2004	2003

Statutory U.S. federal rate	35.0%	35.0%	35.0%
State income taxes	0.2	0.7	0.9
Foreign taxes at lower rates	(6.5)	(7.1)	(5.2)
Export and research credits	(1.5)	(2.9)	(2.0)
Tax on repatriation of earnings	2.6	—	—
Other	(1.2)	(0.7)	(1.7)

	28.6%	25.0%	27.0%

        The Company has approved a plan to repatriate a total of $90.8 million of its accumulated foreign earnings in fiscal 2006 of which $80.0 million will be taxed under the favorable terms of the American Jobs Creation Act of 2004. U.S. income taxes of $4.0 million have been provided on these projected repatriations. U.S. income taxes have not been provided on additional undistributed earnings of non-U.S.

subsidiaries of approximately $278.8 million. The Company currently plans to permanently reinvest these undistributed earnings. If any portion were to be distributed, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings plus any available foreign tax credit carryovers. Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable.

        The increase in the tax rate from 2004 primarily reflects the $4.0 million provision for the repatriation of foreign earnings. The Company recognized a $1.0 million reduction in income tax expense in 2005 relating to the recognition of additional credits resulting from the completion of a research and development tax credit study. The underlying rate continues to reflect the significant contribution from the Company’s international operations, the majority of which now have statutory tax rates below those of the U.S.

        While non-U.S. operations have been profitable overall, the Company has cumulative pre-tax loss carryforwards of $17.4 million, which are carried as net operating losses in certain international subsidiaries. If fully realized, the unexpired net operating losses may be carried forward to offset future local income tax payments. Approximately $3.1 million of these losses are attributable to pre-acquisition carryforwards. Approximately 7 percent of the net operating losses expire within the next three years, while the majority of the remaining net operating loss carryforwards have no statutory expiration under current local laws. However, due to the uncertainty of being able to realize certain of these losses, a valuation allowance of $3.7 million has been recorded at July 31, 2005.

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

        The Company has an internal measurement system to evaluate performance and allocate resources based on profit or loss from operations before income taxes. The Company’s manufacturing facilities serve both reporting segments. Therefore, the Company uses an allocation methodology to assign costs and assets to the segments. A certain amount of costs and assets is assigned to intercompany activity and is not assigned to either segment. Certain accounting policies applied to the reportable segments differ from those described in the summary of significant accounting policies. The reportable segments account for receivables on a gross basis and account for inventory on a standard cost basis.

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

        Segment detail is summarized as follows:

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company

	(Thousands of dollars)
2005
Net sales	$923,840	$671,893	$—	$1,595,733
Depreciation and amortization	23,072	16,157	5,055	44,284
Equity earnings in unconsolidated affiliates	3,368	90	—	3,458
Earnings before income taxes	125,454	53,709	(24,430)	154,733
Assets	416,805	436,111	258,857	1,111,773
Equity investments in unconsolidated affiliates	12,898	1,345	—	14,243
Capital expenditures, net of acquired businesses	28,645	20,059	6,275	54,979
2004
Net sales	$811,543	$603,437	$—	$1,414,980
Depreciation and amortization	22,044	15,795	3,716	41,555
Equity earnings in unconsolidated affiliates	4,305	71	—	4,376
Earnings before income taxes	114,662	42,985	(15,811)	141,836
Assets	371,661	399,916	230,032	1,001,609
Equity investments in unconsolidated affiliates	13,358	1,263	—	14,621
Capital expenditures, net of acquired businesses	25,324	18,146	4,268	47,738
2003
Net sales	$665,712	$552,540	$—	$1,218,252
Depreciation and amortization	18,250	14,013	5,294	37,557
Equity earnings in unconsolidated affiliates	3,167	64	—	3,231
Earnings before income taxes	91,521	42,920	(3,874)	130,567
Assets	351,967	353,667	176,363	881,997
Equity investments in unconsolidated affiliates	12,324	1,182	—	13,506
Capital expenditures, net of acquired businesses	23,202	17,816	6,730	47,748

        During fiscal 2004, an error was identified totaling $3.6 million (at 2004 exchange rates) relating to 2003 transactions between certain European subsidiaries and the United States in the Company’s Industrial Products segment. The Company assessed the materiality of these transactions on its reported results for both years and determined that they were not material. However, if the error had been identified and recorded in 2003, the Industrial Products segment would have reported $3.3 million less earnings before income taxes for 2003 and $3.6 million more earnings before income taxes for 2004. The difference between these two out-of-period adjustments is due to exchange rate fluctuations between the U.S. dollar and the euro.

        Following are net sales by product within the Engine Products segment and Industrial Products segment:

	2005	2004	2003

	(Thousands of dollars)
Engine Products segment:
Off-road products	$286,230	$244,749	$202,722
Truck products	175,048	156,373	116,335
Aftermarket products*	462,562	410,421	346,655

Total Engine Products segment	923,840	811,543	665,712

Industrial Products segment:
Industrial filtration solutions	424,727	370,095	331,444
Gas turbine products	112,872	117,705	129,606
Special application products	134,294	115,637	91,490

Total Industrial Products segment	671,893	603,437	552,540

Total Company	$1,595,733	$1,414,980	$1,218,252

* Includes replacement part sales to the Company’s OEMs.

        Geographic sales by origination and property, plant and equipment:

	Net Sales	Property, Plant & Equipment — Net

	(Thousands of dollars)
2005
United States	$750,199	$128,866
Europe	474,084	88,775
Asia-Pacific	311,194	37,299
Other	60,256	20,553

Total	$1,595,733	$275,493

2004
United States	$663,963	$131,245
Europe	423,267	84,659
Asia-Pacific	283,361	27,274
Other	44,389	18,351

Total	$1,414,980	$261,529

2003
United States	$605,045	$139,700
Europe	357,704	73,625
Asia-Pacific	220,283	23,410
Other	35,220	18,701

Total	$1,218,252	$255,436

        Concentrations    Sales to one customer accounted for 12 percent and 10 percent of net sales in 2005 and 2004, respectively. There were no customers over 10 percent of gross accounts receivable in 2005 and 2004.

NOTE L
Commitments and Contingencies

        Guarantees    The Company and its partner of an unconsolidated joint venture, Advanced Filtration Systems Inc., guarantee certain debt of the joint venture. As of July 31, 2005, the outstanding guaranteed debt of the joint venture was $2.6 million.

        The Company provides for warranties on certain products; in addition, the Company may incur specific customer warranty issues. Following is a reconciliation of warranty reserves:

(Thousands of dollars)

Balance at August 1, 2003	$8,080
Accruals for warranties issued during the period	225
Accruals related to pre-existing warranties (including changes in estimates)	3,549
Less settlements made during the period	(2,325)

Balance at July 31, 2004	$9,529
Accruals for warranties issued during the period	231
Accruals related to pre-existing warranties (including changes in estimates)	2,391
Less settlements made during the period	(4,310)

Balance at July 31, 2005	$7,841

        At July 31, 2005 and 2004, the Company had a contingent liability for standby letters of credit totaling $18.7 million and $18.4 million, respectively, which have been issued and are outstanding. The letters of credit guarantee payment to beneficial third parties in the event the Company is in breach of specified contract terms as detailed in each letter of credit. At July 31, 2005 and 2004, there were no amounts drawn upon these letters of credit.

        Legal Proceedings    The Company was a defendant in a patent infringement lawsuit filed in November 1998 in the United States District Court for the Northern District of Iowa (Eastern Division) by Engineered Products Co. (EPC). On August 31, 2005, the U.S. Court of Appeals for the Federal Circuit issued a ruling lowering the jury verdict against the Company from $15,839,004 to $11,480,667. The court also directed the District Court to recalculate prejudgment interest of approximately $1.1 million, attorneys’ fees (which had previously been awarded in the amount of $1,844,933), costs (which had been awarded in the amount of $132,725), and post-judgment interest for EPC in light of the Court’s revision to the damages.

        The Company increased its reserve for the fourth quarter of fiscal 2005 by an additional $6.4 million to reflect the ruling of the Federal Circuit. The Company and EPC did not appeal the decision of the Federal Circuit and the parties have subsequently agreed on a settlement amount for the recalculation of attorneys’ fees, expenses and interest. The amount reserved in the fourth quarter of 2005 was adequate to cover the settlement reached by EPC and the Company.

        The Company is currently not otherwise subject to any pending litigation other than litigation which arises out of and is incidental to, the conduct of the Company’s business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. The Company does not consider any of such proceedings that are currently pending, to be likely to result in a material adverse effect on the Company’s consolidated financial position or results of operation.

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

NOTE M
Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter		Third Quarter	Fourth Quarter

	(Thousands of dollars, except per share amounts)
2005
Net sales	$372,906	$388,424		$411,664	$422,739
Gross margin	116,239	120,954		133,800	134,582
Net earnings	27,394	26,716		31,333	25,111
Diluted earnings per share	.31	.31		.36	.29
Dividends declared per share	.060	.060		.060	.080
2004
Net sales	$328,220	$332,210		$370,588	$383,962
Gross margin	105,710	102,882		119,518	119,616
Net earnings	25,556	24,999	(1)	29,571	26,191	(2)
Diluted earnings per share	.28	.28		.33	.29
Dividends declared per share	.048	.055		.055	.055

(1)	Net earnings reflect the sale of the Company’s Ome City, Japan facility which resulted in an increase to net earnings of $4.1 million.
(2)	During fiscal 2004, an error was identified having an impact of $2.2 million on the Company’s net earnings (at 2004 exchange rates). This error related to 2003 transactions between certain European subsidiaries and the United States. The Company assessed the materiality of these transactions on its reported results for the fourth quarter of 2004 and determined that it was not material. However, if the error had been identified and recorded in 2003, the Company’s reported net earnings would have been $2.2 million higher in the fourth quarter of 2004 than reported above.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

        No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with such evaluation during the fiscal quarter ended

July 31, 2005, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

        See Management’s Report on Internal Control over Financial Reporting under Item 8 on page 22.

Report of Independent Registered Public Accounting Firm

        See Report of Independent Registered Public Accounting Firm under Item 8 on page 22.

Item 9B.  OTHER INFORMATION

        None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information under the captions “Item 1: Election of Directors” on pages 6 through 7, “Audit Committee” on page 9, “Audit Committee Expertise; Complaint-Handling Procedures” on page 11 and “Section 16(a) Beneficial Ownership Reporting Compliance” on page 24 of the Company’s proxy statement for the 2005 annual shareholders meeting is incorporated herein by reference. Information on the Executive Officers of the Company is found on page 4 of this Annual Report on Form 10-K.

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

Item 11.  EXECUTIVE COMPENSATION

        The information under “Director Compensation” on pages 11 through 12, “Executive Compensation” on pages 18 through 20, “Pension Benefits” on pages 23 through 24 and “Change-in-Control Arrangements” on pages 24 through 25 of the Company’s proxy statement for the 2005 annual shareholders meeting is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information in the section “Security Ownership” on pages 4 through 6 of the Company’s proxy statement for the 2005 annual shareholders meeting is incorporated herein by reference.

        The following table sets forth information as of July 31, 2005, regarding the Company’s equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders
1980 Master Stock Compensation Plan:
Stock Options	—	—	—
Deferred Stock Gain Plan	347,402	$13.8784	—
1991 Master Stock Compensation Plan:
Stock Options	3,740,146	$16.4291	—
Deferred Stock Option Gain Plan	939,558	$22.3482	—
Deferred LTC/Restricted Stock	408,747	$18.5880	—
2001 Master Stock Incentive Plan:
Stock Options	2,270,578	$25.6425	See Note 1
Long Term Compensation	216,410	$32.5800	See Note 1

Subtotal for plans approved by security holders:	7,922,841	$20.2122

Equity compensation plans not approved by security holders
Nonqualified Stock Option Program for Non-Employee Directors	477,610	$17.5391	See Note 2
ESOP Restoration	116,288	$11.2496	See Note 3

Subtotal for plans not approved by security holders:	593,898	$16.3076

Total:	8,516,739	$19.9399

Note 1:	Shares authorized for issuance during the 10-year term are limited in each plan year to 1.5% of the Company’s “outstanding shares” (as defined in the 2001 Master Stock Incentive Plan).
Note 2:	The stock option program for non-employee directors (filed as exhibit 10-N to 1998 Form 10-K report) provides for each non-employee director to receive annual option grants of 7,200 shares. The 2001 Master Stock Incentive Plan, which was approved by the Company’s stockholders on November 16, 2001, also provides for the issuance of stock options to non-employee directors.
Note 3:	The Company has a non-qualified ESOP Restoration Plan established on August 1, 1990 (filed as exhibit 10-E to Form 10-Q for the quarter ended January 31, 1998), to supplement the benefits for executive employees under the Company’s Employee Stock Ownership Plan that would otherwise be reduced because of the compensation limitations under the Internal Revenue Code. The ESOP’s 10-year term was completed on July 31, 1997, and the only ongoing benefits under the ESOP Restoration Plan are the accrual of dividend equivalent rights to the participants in the Plan.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Not applicable.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information under “Audit Committee Report and Appointment of Auditors — Information Regarding Independent Auditors” on pages 13 through 14 of the Company’s proxy statement for the 2005 annual shareholders meeting is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed with this report:

(1)	Financial Statements
Consolidated Statements of Earnings — years ended July 31, 2005, 2004 and 2003
Consolidated Balance Sheets — July 31, 2005 and 2004
Consolidated Statements of Cash Flows — years ended July 31, 2005, 2004 and 2003
Consolidated Statements of Changes in Shareholders’ Equity — years ended July 31, 2005, 2004 and 2003
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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONALDSON COMPANY, INC.

Date: October 7, 2005	By:	/s/ William M. Cook
William M. Cook Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 7, 2005.

/s/ William M. Cook William M. Cook	President, Chief Executive Officer and Chairman (principal executive officer)

/s/ Thomas R. VerHage Thomas R. VerHage	Vice President and Chief Financial Officer (principal financial officer)

/s/ James F. Shaw James F. Shaw	Controller (principal accounting officer)

* F. Guillaume Bastiaens	Director

* Janet M. Dolan	Director

* Jack W. Eugster	Director

* John F. Grundhofer	Director

* Paul David Miller	Director

* Jeffrey Noddle	Director

* John P. Wiehoff	Director

*By: /s/ Norman C. Linnell Norman C. Linnell As attorney-in-fact

Report of Independent Registered Public Accounting Firm
on
Financial Statement Schedule

To the Shareholders and Board
of Directors of Donaldson Company, Inc.

        Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated September 30, 2005 appearing in the 2005 Annual Report to Shareholders of Donaldson Company, Inc. also included an audit of the financial statement schedule listed in Item 15(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Minneapolis, Minnesota
September 30, 2005

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

DONALDSON COMPANY, INC. AND SUBSIDIARIES
(Thousands of Dollars)

		Additions

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (A)	Deductions (B) & (C)	Balance at End of Period

Year ended July 31, 2005:
Allowance for doubtful accounts deducted from accounts receivable	$8,741	$2,832	$93	$(3,257)	$8,409
Year ended July 31, 2004:
Allowance for doubtful accounts deducted from accounts receivable	$5,836	$3,938	$176	$(1,209)	$8,741
Restructuring reserves — Ultrafilter	$82			$(82)	$0
Year ended July 31, 2003:
Allowance for doubtful accounts deducted from accounts receivable	$6,620	$1,239	$328	$(2,351)	$5,836
Restructuring reserves — Ultrafilter	$1,219			$(1,137)	$82

Note A — Allowance for doubtful accounts foreign currency translation losses (gains) recorded directly to equity.
Note B — Bad debts charged to allowance, net of recoveries.
Note C — Acquisition related restructuring reserves utilized and/or reversed against goodwill.

EXHIBIT INDEX
ANNUAL REPORT ON FORM 10-K

* 3-A	—	Restated Certificate of Incorporation of Registrant as currently in effect (Filed as Exhibit 3-A to Form 10-Q Report for the First Quarter ended October 31, 2004)
* 3-B	—	By-laws of Registrant as currently in effect (Filed as Exhibit 3-B to 2003 Form 10-K Report)
* 4	—	**
* 4-A	—	Preferred Stock Amended and Restated Rights Agreement (Filed as Exhibit 4.1 to Form 8-K Report Dated January 12, 1996)
*10-A	—	Annual Cash Bonus Plan (Filed as Exhibit 10-A to 1995 Form 10-K Report)***
*10-B	—	Supplementary Retirement Agreement with William A. Hodder (Filed as Exhibit 10-B to 1993 Form 10-K Report)***
*10-C	—	1980 Master Stock Compensation Plan as Amended (Filed as Exhibit 10-C to 1993 Form 10-K Report)***
*10-D	—	Form of Performance Award Agreement under 1991 Master Stock Compensation Plan (Filed as Exhibit 10-D to 1995 Form 10-K Report)***
*10-E	—	ESOP Restoration Plan (2003 Restatement) (Filed as Exhibit 10-E to 2003 Form 10-K Report)***
*10-F	—	Deferred Compensation Plan for Non-employee Directors as amended (Filed as Exhibit 10-F to 1990 Form 10-K Report)***
*10-G	—	Form of “Change in Control” Agreement with key employees as amended (Filed as Exhibit 10-G to Form 10-Q for the Second Quarter ended January 31, 1999)***
*10-H	—	Independent Director Retirement and Benefit Plan as amended (Filed as Exhibit 10-H to 1995 Form 10-K Report)***
*10-I	—	Excess Pension Plan (2003 Restatement) (Filed as Exhibit 10-I to 2003 Form 10-K Report)***
*10-J	—	Supplementary Executive Retirement Plan (2003 Restatement) (Filed as Exhibit 10-J to 2003 Form 10-K Report)***
*10-K	—	1991 Master Stock Compensation Plan as amended (Filed as Exhibit 10-K to 1998 Form 10-K Report)***
*10-L	—	Form of Restricted Stock Award under 1991 Master Stock Compensation Plan (Filed as Exhibit 10-L to 1992 Form 10-K Report)***
*10-M	—	Form of Agreement to Defer Compensation for certain Executive Officers (Filed as Exhibit 10-M to 1993 Form 10-K Report)***
*10-N	—	Stock Option Program for Non-employee Directors (Filed as Exhibit 10-N to 1998 Form 10-K)***
*10-O	—	Deferred Compensation and 401(K) Excess Plan (2003 Restatement) (Filed as Exhibit 10-O to 2003 Form 10-K Report)***
*10-P	—	Note Purchase Agreement among Donaldson Company, Inc. and certain listed Insurance Companies dated as of July 15, 1998 (Filed as Exhibit 10-R to 1998 Form 10-K Report)
*10-Q	—	First Supplement to Note Purchase Agreement among Donaldson Company, Inc. and certain listed Insurance Companies dated as of August 1, 1998 (Filed as Exhibit 10-S to 1998 Form 10-K Report)

*10-R	—	Second Supplement and First Amendment to Note Purchase Agreement among Donaldson Company, Inc. and certain listed Insurance Companies dated as of September 30, 2004 (Filed as Exhibit 10-A to Form 10-Q Report for the Second Quarter ended January 31, 2005)
*10-S	—	Deferred Stock Option Gain Plan (2003 Restatement) (Filed as Exhibit 10-R to 2003 Form 10-K Report)***
*10-T	—	2001 Master Stock Incentive Plan (Filed as Exhibit 4.1 to Form S-8 (SEC File No. 333-97771))***
*10-U	—	Long Term Compensation Plan (Filed as Exhibit 10-T to 2003 Form 10-K Report)***
*10-V	—	Form of Officer Stock Option Award Agreement under the 2001 Master Stock Incentive Plan (Filed as Exhibit 10-A to Form 10-Q Report for the First Quarter ended October 31, 2004)***
*10-W	—	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the 2001 Master Stock Incentive Plan (Filed as Exhibit 10-B to Form 10-Q Report for the First Quarter ended October 31, 2004)***
*10-X	—	Agreement dated August 29, 2005, by and between Donaldson Company, Inc. and William G. Van Dyke (Filed as Exhibit 99.1 to Form 8-K Report dated August 29, 2005)***
*10-Y	—	Description of compensation for non-employee directors (item 1.01 of Form 8–K dated October 4, 2005)***
*10-Z	—	Description of Performance Based Compensation for certain executive officers (item 1.01 of Form 8–K dated October 4, 2005)***
11	—	Computation of net earnings per share (“Earnings Per Share” in “Summary of Significant Accounting Policies” in Note A in the Notes to Consolidated Financial Statements on page 30)
13	—	Portions of Registrant’s Annual Report to Shareholders for the year ended July 31, 2005
21	—	Subsidiaries
23	—	Consent of PricewaterhouseCoopers LLP
24	—	Powers of Attorney
31-A	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31-B	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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