Form 10-Q
period 2005-10-31
DONALDSON CO INC
filed 2005-12-02
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
 ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended October 31, 2005

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File Number: 1-7891

DONALDSON COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1400 West 94th Street Minneapolis, Minnesota 55431 (Address of Principal Executive Offices)	(952) 887-3131 (Registrant’s Telephone Number, Including Area Code)

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
Yes   ☐       No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $5 Par Value – 82,214,757 shares as of October 31, 2005

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended October 31
	2005	2004
Net sales	$403,396	$372,906

Cost of sales	271,864	256,667

Gross margin	131,532	116,239

Operating expenses	88,138	80,108

Operating income	43,394	36,131

Other income, net	(2,929)	(3,419)

Interest expense	2,425	2,024

Earnings before income taxes	43,898	37,526

Income taxes	11,700	10,132

Net earnings	$32,198	$27,394

Weighted average shares outstanding	84,024,553	85,721,197

Diluted shares outstanding	86,122,289	88,038,004

Basic earnings per share	$.38	$.32

Diluted earnings per share	$.37	$.31

Dividends paid per share	$.080	$.055

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share amounts)
(Unaudited)

	October 31, 2005	July 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$93,331	$134,066
Accounts receivable, less allowance of $9,086 and $9,179	271,367	294,016
Inventories	148,349	151,599
Prepaid and other current assets	44,614	39,141

Total current assets	557,661	618,822

Property, plant and equipment, at cost	644,104	630,928
Less accumulated depreciation	(366,621)	(355,435)

Property, plant, and equipment, net	277,483	275,493

Goodwill	105,106	105,304
Intangible assets	22,588	23,166
Other assets	90,144	88,988

Total Assets	$1,052,982	$1,111,773

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$86,528	$102,004
Current maturities of long-term debt	12,538	7,772
Trade accounts payable	128,969	134,063
Other current liabilities	111,384	110,363

Total current liabilities	339,419	354,202

Long-term debt	97,710	103,302
Deferred income taxes	29,569	29,468
Other long-term liabilities	84,162	100,185

Total Liabilities	550,860	587,157

SHAREHOLDERS’ EQUITY

Preferred stock, $1 par value,
1,000,000 shares authorized, no shares issued	—	—
Common stock, $5 par value, 120,000,000 shares authorized,
88,643,194 issued	443,216	443,216
Retained earnings	198,592	172,775
Stock compensation plans	17,501	40,574
Accumulated other comprehensive income	28,006	27,620
Treasury stock, at cost – 6,321,479 and 5,583,393 shares at
October 31, 2005 and July 31, 2005, respectively	(185,193)	(159,569)

Total Shareholders’ Equity	502,122	524,616

Total Liabilities and Shareholders’ Equity	$1,052,982	$1,111,773

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Three Months Ended October 31
	2005	2004
OPERATING ACTIVITIES
Net earnings	$32,198	$27,394
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	11,442	11,041
Changes in operating assets and liabilities	1,796	2,951
Payment of litigation judgment	(14,170)	—
Other, net	(513)	(87)

Net cash provided by operating activities	30,753	41,299

INVESTING ACTIVITIES
Net expenditures on property and equipment	(13,343)	(7,050)

Net cash used in investing activities	(13,343)	(7,050)

FINANCING ACTIVITIES
Purchase of treasury stock	(48,126)	(86,542)
Repayments of long-term debt	(163)	(185)
Change in short-term borrowings	(15,467)	72,713
Dividends paid	(6,706)	(4,746)
Tax benefit of equity plans	11,549	—
Exercise of stock options	592	145

Net cash used in financing activities	(58,321)	(18,615)

Effect of exchange rate changes on cash	176	3,603

Increase (decrease) in cash and cash equivalents	(40,735)	19,237

Cash and cash equivalents-beginning of year	134,066	99,504

Cash and cash equivalents-end of period	$93,331	$118,741

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Certain amounts in prior periods have been reclassified to conform to the current presentation. The reclassifications had no impact on the Company’s net earnings or shareholders’ equity as previously reported. Operating results for the three-month period ended October 31, 2005 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the consolidated financial statements and notes thereto included in Donaldson Company, Inc. and Subsidiaries’ Annual Report on Form 10-K for the year ended July 31, 2005.

Note B – Inventories

The components of inventory as of October 31, 2005 and July 31, 2005 are as follows (thousands of dollars):

	October 31, 2005	July 31 2005
Materials	$58,458	$57,939
Work in process	18,396	19,897
Finished products	71,495	73,763

Total inventories	$148,349	$151,599

Note C – Accounting for Stock-Based Compensation

On August 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share Based Payment – Revised 2004", using the modified prospective transition method. Under this method, stock-based employee compensation cost is recognized using the fair-value based method for all new awards granted after August 1, 2005. There were no stock options awarded during the first quarter of 2006. Compensation costs for unvested stock options and awards that are outstanding at August 1, 2005, will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro-forma disclosures under SFAS 123. The Company determined the fair value of these awards using the Black-Scholes option pricing model using the assumptions disclosed in the Form 10-K for the year ended July 31, 2005.

For the three months ended October 31, 2005, the Company recorded pretax compensation expense associated with stock options of $0.3 million and recorded $0.1 million of related tax benefit. Effective June 27, 2005, the Board of Directors of the Company authorized the acceleration of vesting of certain unvested and “out-of-the-money” stock options outstanding under the Company’s 2001 Master Stock Incentive Plan (the Plan). The accelerated options were granted in fiscal 2004 and fiscal 2005 with a three-year vesting period and have exercise prices per share ranging from $30.38 to $30.69. Options for the purchase of 511,242 shares of the common stock of the Company became exercisable immediately as a result of this action. As a result, the amount of pre-tax compensation expense amortized in the quarter was reduced by approximately $0.5 million from what it would have otherwise been. The first quarter expense is not indicative of the amount of future expense.

The following table summarizes stock option activity during the current quarter:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at July 31, 2005	6,488,334	$19.74
Exercised	(52,268)	11.33
Canceled	(9,731)	20.03

Outstanding at October 31, 2005	6,426,335	$19.80

The total intrinsic value of options exercised during the quarters ended October 31, 2005 and 2004 was $1.0 million and $2.3 million, respectively.

The following table summarizes information concerning outstanding and exercisable options as of October 31, 2005:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$5 to $10	725,006	2.29	$9.03	725,006	$9.03
$10 to $15	1,617,087	4.01	12.04	1,617,087	12.04
$15 to $20	1,819,328	6.31	17.96	1,650,423	17.98
$20 and above	2,264,914	7.09	30.28	2,234,582	30.29

	6,426,335	5.55	19.80	6,227,098	$19.81

At October 31, 2005, the aggregate intrinsic value of shares outstanding and exercisable was $68.9 million and $66.8 million, repectively.

The following table summarizes the status of non-vested shares:

	Options	Weighted Average Grant Date Fair Value
Non-vested at July 31, 2005	201,236	$19.50
Canceled	(1,999)	17.78

Non-vested at October 31, 2005	199,237	$19.52

As of October 31, 2005, there was $0.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. Of this unvested cost, $0.2 million is expected to be recognized during the remainder of fiscal 2006, and $0.1 million during fiscal 2007 and fiscal 2008. There were no shares that vested during the first quarter of 2006.

In addition to stock options, the Company grants performance awards under the Plan. These awards are payable in common stock that are based on a formula which measures performance of the Company over a three-year period. The Company recorded pretax compensation expense for these performance awards of $0.9 million and $0.7 million for the periods ended October 31, 2005 and 2004, respectively. Total compensation cost related to nonvested performance awards not yet recognized was $3.2 million as of October 31, 2005 based on the Company’s current estimate of award achievement.

Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Boards (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. If the fair value based method prescribed in SFAS 123 had been applied in the first three months of fiscal 2005 to all stock awards, the Company’s net income and basic and diluted net income per share would have been reduced as summarized below:

Three months ended October 31, 2004
Net earnings, as reported	$27,394
Add total stock-based employee compensation expense included in
the determination of net income, net of tax	534
Less total stock-based employee compensation expense under the
fair value-based method, net of tax	(1,298)

Pro forma net earnings	$26,630

Basic net earnings per share
As reported	$.32
Pro forma	$.31
Diluted net earnings per share
As reported	$.31
Pro forma	$.30

Note D – Net Earnings Per Share

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and dilutive shares relating to stock options, restricted stock and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods. For the three months ended October 31, 2005 and 2004 there were 782,642 and 1,038,040 options excluded from the diluted net earnings per share calculation, respectively.

The following table presents information necessary to calculate basic and diluted net earnings per common share (thousands of dollars, except per share amounts):

	Three Months Ended October 31
	2005	2004
Weighted average shares outstanding – basic	84,025	85,721

Diluted share equivalents	2,097	2,317

Weighted average shares outstanding – diluted	86,122	88,038

Net earnings for basic and diluted
earnings per share computation	$32,198	$27,394

Net earnings per share – basic	$.38	$.32

Net earnings per share – diluted	$.37	$.31

Note E – Shareholders’ Equity

The Company reports accumulated other comprehensive income as a separate item in the shareholders’ equity section of the balance sheet. Other comprehensive income consists of foreign currency translation adjustments and net gains or losses on cash flow hedging derivatives.

Total comprehensive income and its components are as follows (thousands of dollars):

	Three Months Ended October 31
	2005	2004
Net earnings	$32,198	$27,394
Foreign currency translation gain	131	15,237
Net gain on hedging derivatives, net of taxes	255	181

Total comprehensive income	$32,584	$42,812

Total accumulated other comprehensive income and its components at October 31, 2005 and July 31, 2005 are as follows (thousands of dollars):

	October 31, 2005	July 31, 2005
Foreign currency translation adjustment	$37,618	$37,487
Net gain (loss) on hedging derivatives, net of deferred taxes	81	(174)
Additional minimum pension liability, net of deferred taxes	(9,693)	(9,693)

Total accumulated other comprehensive income	$28,006	$27,620

On September 3, 2004, the Company repurchased 3.0 million shares from Banc of America Securities LLC under an overnight share repurchase program. The overnight share repurchase program permitted the Company to purchase the shares immediately, while Banc of America Securities purchased the shares in the market over a six month period following the repurchase, which concluded on February 28, 2005.

The Company repurchased 1.6 million shares for $48.1 million at an average price of $30.04 per share during the first quarter of fiscal 2006. Pursuant to the share repurchase program approved by the Board of Directors on January 17, 2003, as of October 31, 2005 the Company has remaining authorization to repurchase up to 1.1 million shares.

Note F – Segment Reporting

The Company has two reportable segments, Engine Products and Industrial Products, that have been identified based on the internal organization structure, management of operations and performance evaluation. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, interest income and expense and non-operating income and expenses. During the first quarter of 2006, the Company adjusted its basis of measurement for earnings before income taxes such that certain expenses, such as amortization of intangibles, which were previously considered to be Corporate and Unallocated, are now included in the Engine and Industrial Products segment results. The impact of the change in the basis of measurement resulted in approximately $4.0 million of corporate and unallocated expenses being charged to the Engine and Industrial Products segments’ earnings before income taxes in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005. This change resulted in approximately $2.0 million of additional expense to each of the Engine and Industrial Products segments during the first quarter of fiscal 2006. This adjustment to the basis of measurement of segment earnings did not change the business components included in each of the Company’s reportable segments. Segment detail is summarized as follows (thousands of dollars):

	Engine Products	Industrial Products	Corporate and Unallocated	Total Company
Three Months Ended October 31, 2005:
Net sales	$238,424	$164,972	—	$403,396
Earnings before income taxes	31,174	15,084	(2,360)	43,898
Assets	425,062	430,994	196,926	1,052,982

Three Months Ended October 31, 2004:
Net sales	$217,585	$155,321	—	$372,906
Earnings before income taxes	30,873	12,694	(6,041)	37,526
Assets	396,491	415,020	230,001	1,041,512

Sales to one customer accounted for 12 percent and 10 percent of net sales for the first quarter ended October 31, 2005 and 2004, respectively. There were no customers over 10 percent of gross accounts receivable as of October 31, 2005 and 2004, respectively.

Note G – Goodwill and Other Intangible Assets

The Company’s most recent annual impairment test for goodwill was completed during the third quarter of fiscal 2005. The results of this test showed that the fair value of the reporting unit to which goodwill is assigned was higher than the book value of that reporting unit, resulting in no goodwill impairment. The Company has allocated goodwill to its Industrial Products and Engine Products segments. Following is a reconciliation of goodwill for the three months ending October 31, 2005:

	Industrial Products	Engine Products	Total Goodwill
	(Thousands of dollars)
Balance as of August 1, 2005	$99,440	$5,864	$105,304
Foreign exchange translation	(186)	(12)	(198)

Balance as of October 31, 2005	$99,254	$5,852	$105,106

As of October 31, 2005, other intangible assets were $22.6 million, a $0.6 million decrease from the balance of $23.2 million at July 31, 2005. The decrease in other intangible assets is due to foreign currency translation and amortization.

Note H – Guarantees

The Company and its partner, Caterpillar, Inc., in an unconsolidated joint venture, Advanced Filtration Systems Inc., guarantee certain debt of the joint venture. As of October 31, 2005, the joint venture did not have any outstanding debt.

The Company estimates warranty costs using standard quantitative measures based on historical warranty claim experience and, in some cases, evaluating specific customer warranty issues. Following is a reconciliation of warranty reserves for the three months ended October 31, 2005 and 2004 (thousands of dollars):

	October 31, 2005	October 31, 2004
Beginning balance	$7,841	$9,529
Accruals for warranties issued during the period	—	231
Accruals related to pre-existing warranties
(including changes in estimates)	481	319
Less settlements made during the period	(468)	(302)

Ending Balance	$7,854	$9,777

At October 31, 2005, the Company had a contingent liability for standby letters of credit totaling $18.7 million that have been issued and are outstanding. The letters of credit guarantee payment to beneficial third parties in the event the Company is in breach of specified contract terms as detailed in each letter of credit. At October 31, 2005, there are no amounts drawn upon these letters of credit.

Note I – Employee Benefit Plans

The Company and certain of its subsidiaries have defined benefit pension plans for substantially all hourly and salaried employees. The domestic plans include plans that provide defined benefits as well as a plan for salaried workers that provides defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit comprised of a percentage of current salary that varies with years of service, interest credits and transition credits. The international plans generally provide pension benefits based on years of service and compensation level.

Net periodic pension costs for the Company’s pension plans include the following components (thousands of dollars):

	Three Months Ended October 31
	2005	2004
Service cost	$3,893	$3,237
Interest cost	3,585	3,369
Expected return on assets	(4,948)	(4,420)
Transition amount amortization	291	247
Prior service cost amortization	66	53
Actuarial loss amortization	449	110
Curtailment loss	686	—
Employee contributions	(170)	(162)

Total periodic benefit cost	$3,852	$2,434

The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum deductible contribution. For the three months ended October 31, 2005, the Company has made no contributions to its U.S. pension plans. Contributions to the plans for fiscal 2006 are expected to range between $15 and $30 million.

Note J – Commitments and Contingencies

The Company was a defendant in a patent infringement lawsuit filed in November 1998 in the United States District Court for the Northern District of Iowa (Eastern Division) by Engineered Products Co. (EPC). On August 31, 2005, the U.S. Court of Appeals for the Federal Circuit issued a ruling lowering the jury verdict against the Company from $15,839,004 to $11,480,667. The court also directed the District Court to recalculate prejudgment interest (which had previously been awarded in the amount of approximately $1.1 million), attorneys’ fees (which had previously been awarded in the amount of $1,844,933), costs (which had been awarded in the amount of $132,725) and post-judgment interest for EPC in light of the Court’s revision to the damages.

The Company increased its reserves for the fourth quarter of fiscal 2005 by an additional $6.4 million to reflect the ruling of the Federal Circuit. The Company and EPC did not appeal the decision of the Federal Circuit. The parties subsequently agreed on a settlement amount for the recalculation of attorneys’ fees, expenses and interest and the case was concluded on September 30, 2005. The amount reserved in the fourth quarter of 2005 was adequate to cover the settlement reached by EPC and the Company.

The Company is not currently subject to pending litigation other than litigation which arises out of and is incidental to the conduct of the Company’s business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. The Company does not consider any of such proceedings that are currently pending to be likely to result in a material adverse effect on the Company’s consolidated financial position or results of operation.

Note K – Income Taxes

The income tax rate as of October 31, 2005 and 2004 was 26.7 percent and 27.0 percent, respectively. During the first quarter of fiscal 2006, the Company recorded $0.9 million benefit related to research and development tax credits as a result of filing an amended tax return related to a prior year, which resulted in the lower tax rate for the quarter.

Note L – New Accounting Standards

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). FSP 109-1 concludes that the deduction should be accounted for as a special deduction in accordance with SFAS No. 109. This deduction, which is available to the Company beginning in fiscal 2006, will not have a material impact on the Company’s consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This statement requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. This statement also requires that fixed production overhead be allocated to conversion costs based on normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred by the Company beginning in fiscal 2006. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements for the quarter ended October 31, 2005.

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

Overview

The Company reported record diluted net earnings per share of $.37 for the first quarter of fiscal 2006, up from $.31 in the first quarter of the prior year. Net income increased 18 percent to a record $32.2 million compared to $27.4 million in the first quarter of the prior year. The Company reported record sales in the first quarter of fiscal 2006 of $403.4 million, an increase of 8.2 percent from $372.9 million in the first quarter of the prior year.

Overall, continuing strong business conditions in both of the Company’s reporting segments drove the 8.2 percent increase in net sales. The Engine Products segment experienced growth due to increased new truck build rates in North America, partially offset by lower sales in Asia due to lower diesel emission product sales. Off-road product sales increased in North America, Europe and Asia due to continued strength in new construction and mining equipment. Aftermarket sales were strong in all regions as equipment utilization rates remained high and diesel emission retrofit sales continued to ramp up in North America. Within the Industrial Products segment, business for industrial filtration solutions products and special application products remained strong and gas turbine products showed a slight increase over the prior year.

The Company continued its cost reduction efforts with its customers and selective price increases in some markets, which helped achieve an operating margin of 10.8 percent in the first quarter, a 1.1 percent improvement over the prior year. The prior year operating margin was impacted by a sharp increase in commodity prices, predominantly steel.

Results of Operations

Sales in the United States increased $17.6 million or 9.9 percent for the first quarter of fiscal 2006 compared to the first quarter of the prior year. Total international sales in U.S. dollars increased $12.9 million, or 6.6 percent in the first quarter compared to the prior year. The growth in international sales was led by Asia-Pacific, which reported increases of $6.5 million or 8.7 percent. Europe reported increases of $2.6 million or 2.4 percent. In addition, Mexico and South Africa recorded increases of $2.0 million or 39.3 percent and $0.7 million or 9.3 percent, respectively.

Foreign currency translation had a minimal impact on first quarter results. Worldwide sales for the first quarter of fiscal 2006, excluding the impact of foreign currency translation, increased 8.2 percent from the first quarter of the prior year. Excluding the impact of foreign currency translation, first quarter sales outside the United States increased 6.6 percent, primarily reflecting strong sales growth in Asia. The impact of foreign currency translation during the first quarter of fiscal 2006 increased net income by $0.2 million.

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

Following is a reconciliation to the most comparable GAAP financial measure of this non-GAAP financial measure (thousands of dollars):

	Three Months Ended October 31
	2005	2004
Net sales, excluding foreign currency translation	$403,479	$362,349
Foreign currency translation	(83)	10,557

Net sales	$403,396	$372,906

Net earnings, excluding foreign currency translation	$32,005	$26,305
Foreign currency translation	193	1,089

Net earnings	$32,198	$27,394

Gross margin for the first quarter of fiscal 2006 was 32.6 percent compared to 31.2 percent for the first quarter in the prior year. Higher costs for petroleum-based raw materials and freight were offset by cost reduction efforts with customers and selective price increases. The first quarter of the prior year was impacted by increases in steel prices. Plant rationalization and start-up costs totaled $1.2 million in the first quarter of fiscal 2006 compared to prior year plant rationalization costs of $0.7 million. Operating expenses during the first quarter of fiscal 2006 were $88.1 million, or 21.8 percent of sales, fairly consistent as a percentage of sales with $80.1 million, or 21.5 percent of sales in the first quarter of the prior year and in line with the Company’s expectations.

Other income for the first quarter of fiscal 2006 totaled $2.9 million, down from $3.4 million in the first quarter of the prior year. Other income for the first quarter of fiscal 2006 consisted of income from unconsolidated affiliates of $1.2 million, foreign exchange gain of $1.0 million and interest income of $0.7 million. For the first quarter of fiscal 2006, interest expense was $2.4 million, up from $2.0 million in the first quarter of the prior year as a result of higher short-term interest rates.

The income tax rate as of October 31, 2005 was 26.7 percent, slightly lower than the income tax rate of 27.0 percent for the first quarter of the prior year. During the quarter, the Company recorded $0.9 million benefit related to research and development tax credits as a result of filing an amended tax return related to a prior year, which drove the lower tax rate for the quarter. The Company expects the effective tax rate to be approximately 28 percent for the balance of the fiscal year.

Total backlog at October 31, 2005 was $432 million, up 6 percent, or $23 million, compared to the prior year. Backlog is one of many indicators of business conditions in our markets. However, it is not always indicative of future results for a number of reasons, including short lead times in our aftermarkets and the timing of receipt of orders in many of our original equipment and industrial markets. In the Engine Products segment, total backlog increased 14 percent from the prior year. In the Industrial Products segment, total backlog decreased 11 percent from the prior year.

Operations by Segment

Following is financial information for the Company’s Engine Products and Industrial Products segments. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, interest income and expense and non-operating income and expenses. During the first quarter of 2006, the Company adjusted its basis of measurement for earnings before income taxes such that certain expenses, such as amortization of intangibles, which were previously considered to be Corporate and Unallocated, are now included in the Engine and Industrial Products segment results. The impact of the change in the basis of measurement resulted in approximately $4.0 million of corporate and unallocated expenses being charged to the Engine and Industrial Products segments’ earnings before income taxes in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005. This change resulted in approximately $2.0 million of additional expense to each of the Engine and Industrial Products segments during the first quarter of fiscal 2006. This adjustment to the basis of measurement of segment earnings did not change the business components included in each of our reportable segments. Segment detail is summarized as follows (thousands of dollars):

	Engine Products	Industrial Products	Corporate and Unallocated	Total Company
Three Months Ended October 31, 2005:

Net sales	$238,424	$164,972	—	$403,396
Earnings before income taxes	31,174	15,084	(2,360)	43,898

Three Months Ended October 31, 2004:

Net sales	$217,585	$155,321	—	$372,906
Earnings before income taxes	30,873	12,694	(6,041)	37,526

Following are net sales by product within the Engine Products and Industrial Products segment (thousands of dollars):

	Three Months Ended October 31
	2005	2004
Engine Products Segment:
Off-road products	$70,166	$63,272
Transportation products	46,210	43,906
Aftermarket products	122,048	110,407

Total Engine Products segment	238,424	217,585

Industrial Products segment:
Industrial filtration solutions products	105,888	99,630
Gas turbine products	24,363	23,876
Special application products	34,721	31,815

Total Industrial Products segment	164,972	155,321

Total Company	$403,396	$372,906

Engine Products Segment   For the first quarter of fiscal 2006, worldwide sales in the Engine Products segment continued to be strong, reporting year-over-year increases across all products within that segment. Engine Product sales were a record $238.4 million in the first quarter of fiscal 2006, an increase of 9.6 percent from $217.6 million in the first quarter of the prior year. Total first quarter Engine Product sales in the United States were up 10.1 percent compared to the same period in the prior year and international sales increased by 8.8 percent.

Worldwide sales of off-road products in the first quarter of fiscal 2006 were $70.2 million, an increase of 10.9 percent from $63.3 million in the first quarter of the prior year. North American sales in off-road products increased 7.8 percent due to continued improvement in new construction and mining equipment demand. International sales were up 14.2 percent from the first quarter of the prior year with increases in both Asia and Europe of 23.6 percent and 10.8 percent, respectively. The Company’s off-road business is strong globally and conditions remained favorable as the construction and mining end markets remain robust around the world.

Worldwide sales in transportation products in the first quarter of fiscal 2006 were $46.2 million, an increase of 5.2 percent from $43.9 million in the first quarter of the prior year. North American transportation sales increased 11.9 percent from the first quarter of the prior year from growing new truck build rates. Transportation sales in Europe increased 2.7 percent while transportation sales in Asia decreased 20.9 percent on lower diesel emission product sales in Japan.

Worldwide sales of aftermarket products in the first quarter of fiscal 2006 were $122.0 million, an increase of 10.5 percent from $110.4 million in the first quarter of the prior year. North American aftermarket sales grew 11.3 percent as equipment utilization rates remained strong and sales of diesel emission retrofit equipment in North America continued ramping up. International aftermarket sales were up 10.5 percent from the first quarter of the prior year with increases in most regions but most notably in Asia Pacific, Europe and Mexico of 16.7 percent, 7.9 percent and 25.3 percent, respectively.

Industrial Products Segment   Worldwide Industrial Products sales in the first quarter of fiscal 2006 were $165.0 million, an increase of 6.2 percent from $155.3 million in the first quarter of the prior year. Total first quarter sales in the United States were up 9.4 percent compared to the same period in the prior year while international sales of Industrial Products increased by 4.8 percent.

Worldwide sales of industrial filtration solutions products in the first quarter of fiscal 2006 were $105.9 million, an increase of 6.3 percent from $99.6 million in the first quarter of the prior year. North American sales increased 21 percent due to strong sales of industrial dust collectors. International sales increased 0.7 percent in the first quarter of fiscal 2006 over the prior year with sales in Europe and Asia showing decreases of 2.9 percent and 7.4 percent, respectively, which were more than offset by increased sales in Mexico and South Africa.

Worldwide sales of gas turbine products in the first quarter of fiscal 2006 were $24.4 million, an increase of 2.0 percent from sales of $23.9 million in the first quarter of the prior year. North American gas turbine sales declined 1.3 percent. International sales in gas turbine products grew 4.3 percent due to strengthening in the international and oil and gas markets.

Worldwide sales of special application products in the first quarter of fiscal 2006 were $34.7 million, an increase of 9.1 percent from $31.8 million in the first quarter of the prior year. Disk drive filter sales were up 23.4 percent, reflecting a continued strong market. Membrane sales decreased 18.3 percent. International sales in special application products increased 14.6 percent in the first quarter of fiscal 2006 over the prior year with increases in Asia and Europe of 16.8 percent and 1.5 percent, respectively.

Liquidity and Capital Resources

The Company generated $30.8 million of cash and cash equivalents from operations during the first quarter of fiscal 2006. Operating cash flows decreased by $10.5 million from the same period in the prior year mainly as a result of the payment of the previously accrued EPC judgment. Operating cash flows and additional borrowings were used during the first three months of fiscal 2006 to support $13.3 million in capital additions, the repurchase of 1.6 million outstanding shares of the Company’s common stock for $48.1 million, the payment of $15.6 million in debt and the payment of $6.7 million in dividends. For additional information regarding share repurchase see Part II. Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

At the end of the first quarter, the Company held $93.3 million in cash and cash equivalents, down from $134.1 million at July 31, 2005. Short-term debt totaled $86.5 million, down from $102.0 million at July 31, 2005. The amount of unused lines of credit as of October 31, 2005 was approximately $124.1 million. Long-term debt of $97.7 million at October 31, 2005 was virtually unchanged from $103.3 million at July 31, 2005 and represented 16.3 percent of total long-term capital, compared to 16.5 percent at July 31, 2005. The Company believes that it will generate sufficient cash from operations to meet its short-term debt obligations.

In fiscal 2005, the Company approved a plan to repatriate a total of $90.8 million of its accumulated foreign earnings in fiscal 2006 of which $80.0 million will be taxed under the favorable terms of the American Jobs Creation Act of 2004. The incremental tax expense related to this plan was recorded in fiscal 2005. As of October 31, 2005, cash totaling $63.6 million was repatriated to the United States pursuant to the plan.

The following table summarizes the Company’s contractual obligations as of October 31, 2005 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations	$107,720	$11,898	$37,805	$9,952	$48,065
Capital lease obligations	2,528	640	1,296	335	257
Interest on long-term obligations	23,494	5,234	8,816	4,812	4,632
Operating lease obligations	10,167	5,062	4,613	492	—
Purchase obligations(1)	101,222	100,863	359	—	—
Deferred compensation and other(2)	10,513	1,784	2,905	1,755	4,069

Total	$255,644	$125,481	$55,794	$17,346	$57,023

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

At October 31, 2005, the Company had a contingent liability for standby letters of credit totaling $18.7 million that have been issued and are outstanding. The letters of credit guarantee payment to beneficial third parties in the event the Company is in breach of specified contract terms as detailed in each letter of credit. At October 31, 2005, there are no amounts drawn upon these letters of credit.

The Company has a five-year, unsecured, multi-currency revolving facility with a group of banks under which the Company may borrow up to $150.0 million. As of October 31, 2005, borrowings under these facilities were $55.0 million. This facility expires on September 2, 2009.

Certain note agreements contain debt covenants related to working capital levels and limitations on indebtedness. Further, the Company may be restricted from paying dividends or repurchasing common stock if its tangible net worth (as defined) does not exceed certain minimum levels. As of October 31, 2005, the Company was in compliance with these debt covenants.

The Company believes that the combination of present capital resources, internally generated funds and unused financing sources are adequate to meet cash requirements for the next twelve-month period.

The Company does not have any off-balance sheet arrangements, with the exception of the guarantee of 50 percent of certain debt of its joint venture, Advanced Filtration Systems, Inc. as further discussed in Note H of the Company’s Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2005.

Outlook

Overall, the Company expects approximately 10 percent sales growth for the Engine Products segment in fiscal 2006. The Company expects North American heavy-duty new truck build rates throughout fiscal 2006 to remain high as truck manufacturers are near capacity. Sales in off-road products are expected to remain strong worldwide with robust conditions continuing in the production of new construction and mining equipment. Both North American and international aftermarket sales are expected to continue growing with continued strong equipment utilization, continued growth by our OEM customers of their replacement part businesses, and the growing amount of equipment with our PowerCore™ filtration systems driving replacement filter sales growth.

The Company expects high single digit sales growth in fiscal 2006 for its Industrial Products segment. Industrial filtration solutions sales growth is expected to moderate following two consecutive years of strong growth. Globally, business conditions for gas turbine products are expected to improve modestly while strength is seen in both the international and the oil and gas markets. Special applications products are expected to remain strong.

The Company began expensing stock options in the first quarter of fiscal 2006. Based on our current estimate of new grants and their expected vesting provisions, we expect our pre-tax stock compensation expense for the year to be between $3.0 and $4.0 million, with the majority of the expense occurring in the second quarter.

Forward-Looking Statements

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

Risks Associated with Currency Fluctuations   The Company maintains international operations in many countries, and the results of operations and the financial position of each of the company’s subsidiaries is reported in the relevant foreign currency and then translated into United States dollars at the applicable foreign currency exchange rate for inclusion in the Company’s consolidated financial statements. As exchange rates between these foreign currencies and the U.S. dollar fluctuate, the translation effect of such fluctuations may have an adverse effect on the Company’s results of operations or financial position as reported in U.S. dollars.

Risks Associated with International Operations   The Company has sales and/or manufacturing operations in numerous countries and regions, including China, Hong Kong, India, Indonesia, Japan, Korea, Malaysia, Philippines, Singapore and other Asia-Pacific countries, Western and Eastern Europe, the Middle East, Africa, Canada, Mexico, Central America and South America. The stability, growth and profitability of this portion of the Company’s business may be affected by changes in political and military events, trade, monetary and fiscal policies and the laws and regulations of the United States and other nations. In addition, the Company’s international operations are subject to the risk of new and different political and military events, legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, potential difficulties in staffing and managing local operations, credit risk of local customers and distributors, potential difficulties in protecting intellectual property and local economic, political and social conditions.

Competition and Technology Issues   The markets in which the Company operates are highly competitive and fragmented both geographically and by application. As a result, the Company competes with numerous competitors, many of which are well established in their respective markets. The Company has, from time to time, experienced price pressures from competitors in certain product lines and geographic markets. The Company’s competitors and new entrants into the Company’s lines of business can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. Although the Company believes that it has certain technological and other advantages over its competitors, realizing and maintaining these advantages will require continued productive investment by the Company in research and development, sales and marketing and customer service and support. There can be no assurance that the Company will be successful in maintaining such advantages. Successful product innovation by competitors that reach the market prior to comparable innovation by the Company or that are amenable to patent protection may adversely affect the Company’s financial performance.

A number of the Company’s major OEM customers manufacture component products for their own use. Although these OEM customers rely on outside suppliers, the OEMs could elect to manufacture additional component products for their own use and in place of the products supplied by the Company.

Risks Relating to Acquisitions   The Company has in the past and may in the future pursue acquisitions of complementary product lines, technologies or businesses. Acquisitions by the Company may result in potentially dilutive issuance’s of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could adversely affect the Company’s profitability. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, corporate culture conflicts, assumption of unanticipated legal liabilities and the potential loss of key employees of the acquired company. There can be no assurance as to the effect of acquisitions on the Company’s business or operating results.

Environmental Matters   The Company is subject to various environmental laws and regulations in the jurisdictions in which it operates. The Company, like many of its competitors, has incurred and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations in both the United States and abroad.

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

Availability and Cost of Product Components   The Company obtains raw material and certain manufactured components from third-party suppliers. The Company maintains limited raw material inventories, and as a result, even brief unanticipated delays in delivery or increases in prices by suppliers may adversely affect the Company’s ability to satisfy its customers on delivery and pricing and thereby affect the Company’s financial performance.

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

There have been no material changes in the reported market risk of the Company since July 31, 2005. See further discussion of these market risks in the Donaldson Company, Inc. Annual Report on Form 10-K for the year ended July 31, 2005.

Item 4.	Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report (the Evaluation Date), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)

Changes in Internal Control over Financial Reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with such evaluation during the fiscal quarter ended October 31, 2005, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings

The Company was a defendant in a patent infringement lawsuit filed in November 1998 in the United States District Court for the Northern District of Iowa (Eastern Division) by Engineered Products Co. (EPC). On August 31, 2005, the U.S. Court of Appeals for the Federal Circuit issued a ruling lowering the jury verdict against the Company from $15,839,004 to $11,480,667. The court also directed the District Court to recalculate prejudgment interest (which had previously been awarded in the amount of approximately $1.1 million), attorneys’ fees (which had previously been awarded in the amount of $1,844,933), costs (which had been awarded in the amount of $132,725) and post-judgment interest for EPC in light of the Court’s revision to the damages.

The Company increased its reserves for the fourth quarter of fiscal 2005 by an additional $6.4 million to reflect the ruling of the Federal Circuit. The Company and EPC did not appeal the decision of the Federal Circuit. The parties subsequently agreed on a settlement amount for the recalculation of attorneys’ fees, expenses and interest and the case was concluded on September 30, 2005. The amount reserved in the fourth quarter of 2005 was adequate to cover the settlement reached by EPC and the Company.

The Company is not currently subject to pending litigation other than litigation which arises out of and is incidental to the conduct of the Company’s business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. The Company does not consider any of such proceedings that are currently pending to be likely to result in a material adverse effect on the Company’s consolidated financial position or results of operation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended October 31, 2005.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
August 1 – August 31, 2005	—	—	—	2,721,900 shares
September 1 – September 30, 2005	285,000	$29.22	285,000	2,436,900 shares
October 1 – October 31, 2005	1,317,300	$30.21	1,317,300	1,119,600 shares
Total	1,602,300	$30.04	1,602,300	1,119,600 shares

(1)

On January 17, 2003, the Company announced that the Board of Directors authorized the repurchase of up to 8.0 million common shares. This repurchase authorization, which is effective until terminated by the Board of Directors, replaces the existing authority that expired at the end of March 2003. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the quarter ended October 31, 2005. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of exercising stock options or payment of equity-based awards.

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

*4 – **

*4-A – Preferred Stock Amended and Restated Rights Agreement (Filed as Exhibit 4.1 to Form 8-K Report Dated January 12, 1996)

*10-A – Agreement dated August 29, 2005, by and between Registrant and William G. Van Dyke (Filed as Exhibit 99.1 to Form 8-K Report filed August 29, 2005)

*10-B – Annual Performance Awards for Executive Officers effective September 30, 2005 (Filed as Exhibit 99.1 to Form 8-K Report filed on October 4, 2005)

31-A – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

DONALDSON COMPANY, INC.

(Registrant)

Date: December 1, 2005	By	/s/ William M. Cook
William M. Cook Chairman, President and Chief Executive Officer

Date: December 1, 2005	By	/s/ Thomas R. VerHage
Thomas R. VerHage Vice President, Chief Financial Officer

Date: December 1, 2005	By	/s/ James F. Shaw
James F. Shaw Controller (principal accounting officer)