Form 10-Q
period 2006-01-31
DONALDSON CO INC
filed 2006-03-06
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
 ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended January 31, 2006

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
Yes   ☒       No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer   ☒            Accelerated filer   ☐            Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☐        No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   Common Stock, $5 Par Value – 82,413,351 shares as of January 31, 2006

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 31		January 31
	2006	2005	2006	2005
Net sales	$392,915	$388,424	$796,311	$761,330

Cost of sales	268,133	267,470	539,997	524,137

Gross margin	124,782	120,954	256,314	237,193

Operating expenses	86,978	83,983	175,116	164,091

Operating income	37,804	36,971	81,198	73,102

Other income, net	(2,301)	(1,866)	(5,230)	(5,285)

Interest expense	2,508	2,240	4,933	4,264

Earnings before income taxes	37,597	36,597	81,495	74,123

Income taxes	10,688	9,881	22,388	20,013

Net earnings	$26,909	$26,716	$59,107	$54,110

Weighted average shares outstanding	82,992,797	84,907,607	83,506,118	85,314,400

Diluted shares outstanding	85,101,072	87,269,110	85,641,920	87,613,582

Basic earnings per share	$.32	$.31	$.71	$.63

Diluted earnings per share	$.32	$.31	$.69	$.62

Dividends paid per share	$.080	$.060	$.160	$.115

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share amounts)
(Unaudited)

	January 31, 2006	July 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$76,362	$134,066
Accounts receivable, less allowance of $9,040 and $8,409	279,675	294,016
Inventories	146,817	151,599
Prepaid and other current assets	45,252	39,141

Total current assets	548,106	618,822

Property, plant and equipment, at cost	660,507	630,928
Less accumulated depreciation	(374,623)	(355,435)

Property, plant and equipment, net	285,884	275,493
Goodwill	107,069	105,304
Intangible assets	22,392	23,166
Other assets	89,516	88,988

Total Assets	$1,052,967	$1,111,773

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$73,285	$102,004
Current maturities of long-term debt	12,498	7,772
Trade accounts payable	119,193	134,063
Other current liabilities	110,830	110,363

Total current liabilities	315,806	354,202
Long-term debt	97,401	103,302
Deferred income taxes	30,664	29,468
Other long-term liabilities	83,955	100,185

Total Liabilities	527,826	587,157

SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value,
1,000,000 shares authorized, no shares issued	—	—
Common stock, $5 par value, 120,000,000 shares authorized,
88,643,194 issued	443,216	443,216
Retained earnings	211,204	172,775
Stock compensation plans	18,213	40,574
Accumulated other comprehensive income	31,607	27,620
Treasury stock, at cost – 6,112,885 and 5,583,393 shares at
January 31, 2006 and July 31, 2005, respectively	(179,099)	(159,569)

Total Shareholders’ Equity	525,141	524,616

Total Liabilities and Shareholders’ Equity	$1,052,967	$1,111,773

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Six Months Ended January 31
	2006	2005
OPERATING ACTIVITIES

Net earnings	$59,107	$54,110
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	22,661	22,009
Changes in operating assets and liabilities	(11,673)	(20,232)
Tax benefit of equity plans	(11,965)	—
Payment of litigation judgment	(14,170)	—
Stock option expense	2,424	—
Other, net	5,157	9,289

Net cash provided by operating activities	51,541	65,176

INVESTING ACTIVITIES

Net expenditures on property and equipment	(28,611)	(22,521)
Acquisitions and investments in unconsolidated
affiliates, net of cash acquired	(4,436)	(6,075)

Net cash used in investing activities	(33,047)	(28,596)

FINANCING ACTIVITIES

Purchase of treasury stock	(48,126)	(86,542)
Proceeds from long-term debt	—	30,000
Repayments of long-term debt	(326)	(601)
Change in short-term borrowings	(28,719)	51,814
Dividends paid	(13,293)	(9,757)
Tax benefit of equity plans	11,965	—
Exercise of stock options	2,207	1,317

Net cash used in financing activities	(76,292)	(13,769)

Effect of exchange rate changes on cash	94	6,962

Increase (decrease) in cash and cash equivalents	(57,704)	29,773

Cash and cash equivalents – beginning of year	134,066	99,504

Cash and cash equivalents – end of period	$76,362	$129,277

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Certain amounts in prior periods have been reclassified to conform to the current presentation. The reclassifications had no impact on the Company’s net earnings or shareholders’ equity as previously reported. Operating results for the six-month period ended January 31, 2006 are not necessarily indicative of the results that may be expected for future periods. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in Donaldson Company, Inc. and Subsidiaries’ Annual Report on Form 10-K for the year ended July 31, 2005.

Note B – Inventories

The components of inventory as of January 31, 2006 and July 31, 2005 are as follows (thousands of dollars):

	January 31, 2006	July 31 2005
Materials	$60,993	$57,939
Work in process	15,658	19,897
Finished products	70,166	73,763

Total inventories	$146,817	$151,599

Note C – Accounting for Stock-Based Compensation

On August 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share Based Payment – Revised 2004", using the modified prospective transition method. Under this method, stock-based employee compensation cost is recognized using the fair-value based method for all new awards granted after August 1, 2005. Compensation costs for unvested stock options and awards that are outstanding at August 1, 2005, will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro-forma disclosures under SFAS 123. The Company determined the fair value of these awards using the Black-Scholes option pricing model. There were no options granted in the first quarter of fiscal 2006. The following assumptions were used to value the options granted during the second quarter of fiscal 2006: range of 3 to 7 year expected life; expected volatility range of 20.2 percent to 27.2 percent; risk free interest rate range of 4.3 percent to 4.5 percent and annual dividend yield of 1.0 percent. The expected life selected for options granted during the quarter represents the period of time that the options are expected to be outstanding based on historical data of option holder exercise and termination behavior. Expected volatilities are based upon historical volatility of the Company’s stock over a period equal to the expected life of each option grant.

Effective June 27, 2005, the Board of Directors of the Company authorized the acceleration of vesting of certain unvested and “out-of-the-money” stock options outstanding under the Company’s 2001 Master Stock Incentive Plan (the Plan). The accelerated options were granted in fiscal 2004 and fiscal 2005 with a three-year vesting period and have exercise prices per share ranging from $30.38 to $30.69. Options for the purchase of 511,242 shares of the common stock of the Company became exercisable immediately as a result of this action. No options held by any director or named executive officer were included in the acceleration action. As a result, the amount of pre-tax compensation expense amortized in the three months and six months ended January 31, 2006 was reduced by approximately $0.5 million and $1.0 million, respectively from what it would have otherwise been. For the three months and six months ended January 31, 2006, the Company recorded pretax compensation expense associated with stock options of $2.2 million and $2.4 million, respectively, and recorded $0.7 million and $0.8 million of related tax benefit, respectively.

The following table summarizes stock option activity during the six months ended January 31, 2006:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at July 31, 2005	6,488,334	$19.74
Granted	398,100	32.88
Exercised	(332,548)	14.31
Canceled	(11,831)	21.87

Outstanding at January 31, 2006	6,542,055	$20.81

The total intrinsic value of options exercised during the six months ended January 31, 2006 and 2005 was $6.1 million and $13.8 million, respectively.

The following table summarizes information concerning outstanding and exercisable options as of January 31, 2006:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5 to $10	634,968	2.22	$9.20	634,968	$9.20
$10 to $15	1,542,979	3.83	12.04	1,542,979	12.04
$15 to $20	1,741,300	6.16	17.98	1,740,634	17.98
$20 and above	2,622,808	7.37	30.65	2,393,310	30.49

	6,542,055	5.71	$20.81	6,311,891	$20.39

At January 31, 2006, the aggregate intrinsic value of shares outstanding and exercisable was $88.2 million and $87.8 million, respectively.

The following table summarizes the status of shares which contain vesting provisions:

	Options	Weighted Average Grant Date Fair Value
Non-vested at July 31, 2005	201,236	$19.50
Granted	201,500	32.84
Vested	(170,573)	17.94
Canceled	(1,999)	17.78

Non-vested at January 31, 2006	230,164	$32.36

The total fair value of shares vested during the six months ended January 31, 2006 and 2005 was $5.8 million and $15.1 million, respectively.

As of January 31, 2006, there was $1.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. Of this unvested cost, $0.3 million is expected to be recognized during the remainder of fiscal 2006, and the remaining $1.5 million during fiscal 2007, fiscal 2008 and fiscal 2009.

Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Boards (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. If the fair value based method prescribed in SFAS 123 had been applied in the three months and six months ended January 31, 2005 to all stock awards, the Company’s net income and basic and diluted net income per share would have been reduced as summarized below:

	Three months ended January 31, 2005	Six months ended January 31, 2005
Net earnings, as reported	$26,716	$54,110
Add total stock-based employee compensation expense
included in the determination of net income, net of tax	246	780
Less total stock-based employee compensation expense under
the fair value-based method, net of tax	(2,423)	(3,721)

Pro forma net earnings	$24,539	$51,169

Basic net earnings per share
As reported	$.31	$.63
Pro forma	$.29	$.60
Diluted net earnings per share
As reported	$.31	$.62
Pro forma	$.28	$.58

Note D – Net Earnings Per Share

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and dilutive shares relating to stock options, restricted stock and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods. For the three months and six months ended January 31, 2006 there were 446,203 and 903,181 options excluded from the diluted net earnings per share calculation, respectively. For the three months and six months ended January 31, 2005 there were no options excluded from the diluted net earnings per share calculation.

The following table presents information necessary to calculate basic and diluted net earnings per common share (thousands of dollars, except per share amounts):

	Three Months Ended January 31		Six Months Ended January 31
	2006	2005	2006	2005
Weighted average shares outstanding – basic	82,993	84,908	83,506	85,314

Diluted share equivalents	2,108	2,361	2,136	2,300

Weighted average shares outstanding – diluted	85,101	87,269	85,642	87,614

Net earnings for basic and diluted
earnings per share computation	$26,909	$26,716	$59,107	$54,110

Net earnings per share – basic	$.32	$.31	$.71	$.63

Net earnings per share – diluted	$.32	$.31	$.69	$.62

Note E – Shareholders’ Equity

The Company reports accumulated other comprehensive income as a separate item in the shareholders’ equity section of the balance sheet. Other comprehensive income for the periods presented consists of foreign currency translation adjustments and net gains or losses on cash flow hedging derivatives.

Total comprehensive income and its components are as follows (thousands of dollars):

	Three Months Ended January 31		Six Months Ended January 31
	2006	2005	2006	2005
Net earnings	$26,909	$26,716	$59,107	$54,110
Foreign currency translation gain	3,970	9,724	4,101	24,961
Net gain (loss) on hedging derivatives	(369)	92	(114)	273

Total comprehensive income	$30,510	$36,532	$63,094	$79,344

Total accumulated other comprehensive income and its components at January 31, 2006 and July 31, 2005 are as follows (thousands of dollars):

	January 31, 2006	July 31, 2005
Foreign currency translation adjustment	$41,588	$37,487
Net loss on hedging derivatives, net of deferred taxes	(288)	(174)
Additional minimum pension liability, net of deferred taxes	(9,693)	(9,693)

Total accumulated other comprehensive income	$31,607	$27,620

The Company repurchased 1.6 million shares for $48.1 million at an average price of $30.04 per share during the first quarter of fiscal 2006. No shares were repurchased during the second quarter of 2006. Pursuant to the share repurchase program approved by the Board of Directors on January 17, 2003, as of January 31, 2006 the Company has remaining authorization to repurchase up to 1.1 million shares.

Note F – Segment Reporting

The Company has two reportable segments, Engine Products and Industrial Products, that have been identified based on the internal organization structure, management of operations and performance evaluation. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, interest income and expense and non-operating income and expenses. During the first quarter of 2006, the Company adjusted its basis of measurement for earnings before income taxes such that certain expenses, such as amortization of intangibles, which were previously considered to be Corporate and Unallocated, are now included in the Engine and Industrial Products segment results. The impact of the change in the basis of measurement resulted in approximately $4.0 million and $8.0 million of Corporate and Unallocated expenses being charged to the Engine and Industrial Products segments’ aggregate earnings before income taxes in the three months and six months ended January 31, 2006 as compared to the same periods of fiscal 2005, respectively. This change resulted in approximately $2.0 million and $4.0 million of additional expense to each of the Engine and Industrial Products segments during the three months and six months ended January 31, 2006, respectively. This adjustment to the basis of measurement of segment earnings did not change the business components included in each of the Company’s reportable segments.

Segment detail is summarized as follows (thousands of dollars):

	Engine Products	Industrial Products	Corporate and Unallocated	Total Company
Three Months Ended January 31, 2006:
Net sales	$226,584	$166,331	—	$392,915
Earnings before income taxes	25,030	13,067	(500)	37,597

Three Months Ended January 31, 2005:
Net sales	$219,432	$168,992	—	$388,424
Earnings before income taxes	27,384	10,908	(1,695)	36,597

Six Months Ended January 31, 2006:
Net sales	$465,008	$331,303	—	$796,311
Earnings before income taxes	56,204	28,151	(2,860)	81,495
Assets	424,100	433,746	195,121	1,052,967

Six Months Ended January 31, 2005:
Net sales	$437,017	$324,313	—	$761,330
Earnings before income taxes	58,257	23,602	(7,736)	74,123
Assets	407,064	426,413	252,897	1,086,374

Sales to one customer accounted for 11 percent and 12 percent of net sales for the three months and six months ended January 31, 2006. There were no sales to any one customer which represented over 10 percent of net sales for the three months ended January 31, 2005. Sales to one customer accounted for 10 percent of net sales for the six months ended January 31, 2005. There were no customers over 10 percent of gross accounts receivable as of January 31, 2006. One customer accounted for 10 percent of gross accounts receivable as of January 31, 2005.

Note G – Goodwill and Other Intangible Assets

The Company’s most recent annual impairment test for goodwill was completed during the third quarter of fiscal 2005. The results of this test showed that the fair value of the reporting unit to which goodwill is assigned was higher than the book value of that reporting unit, resulting in no goodwill impairment. The Company has allocated goodwill to its Industrial Products and Engine Products segments. The current period addition is based on a preliminary purchase price allocation for the acquisition of AirCel Corporation on January 19, 2006 for approximately $4.4 million as a part of the Industrial Products segment. Pro forma financial results are not presented as the acquisition is not material to the Company’s financial statements. Following is a reconciliation of goodwill for the six months ending January 31, 2006:

	Industrial Products	Engine Products	Total Goodwill
	(Thousands of dollars)
Balance as of August 1, 2005	$99,440	$5,864	$105,304
Acquisition activity	1,839	—	1,839
Foreign exchange translation	(67)	(7)	(74)

Balance as of January 31, 2006	$101,212	$5,857	$107,069

As of January 31, 2006, other intangible assets were $22.4 million, a $0.8 million decrease from the balance of $23.2 million at July 31, 2005. The decrease in other intangible assets is due to foreign currency translation and amortization partially offset by the above noted acquisition which added $0.3 million of amortizable intangibles with a weighted average life of 8 years.

Note H – Guarantees

The Company and its partner, Caterpillar, Inc., in an unconsolidated joint venture, Advanced Filtration Systems Inc., guarantee certain debt of the joint venture. As of January 31, 2006, the joint venture did not have any outstanding debt.

The Company estimates warranty costs using standard quantitative measures based on historical warranty claim experience and evaluation of specific customer warranty issues. Following is a reconciliation of warranty reserves for the six months ended January 31, 2006 and 2005 (thousands of dollars):

	January 31, 2006	January 31, 2005
Beginning balance	$7,841	$9,529
Accruals for warranties issued during the period	1,027	231
Accruals related to pre-existing warranties
(including changes in estimates)	759	1,189
Less settlements made during the period	(2,098)	(802)

Ending balance	7,529	$10,147

At January 31, 2006, the Company had a contingent liability for standby letters of credit totaling $18.7 million that have been issued and are outstanding. The letters of credit guarantee payment to beneficial third parties in the event the Company is in breach of specified contract terms as detailed in each letter of credit. At January 31, 2006, there were no amounts drawn upon these letters of credit.

Note I – Employee Benefit Plans

The Company and certain of its subsidiaries have defined benefit pension plans for many of its hourly and salaried employees. The domestic plans include plans that provide defined benefits as well as a plan for salaried workers that provides defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit comprised of a percentage of current salary that varies with years of service, interest credits and transition credits. The international plans generally provide pension benefits based on years of service and compensation level.

Net periodic pension costs for the Company’s pension plans include the following components (thousands of dollars):

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
Service cost	$3,866	$3,505	$7,759	$6,960
Interest cost	3,567	3,590	7,153	7,139
Expected return on assets	(4,934)	(4,549)	(9,882)	(9,069)
Transition amount amortization	278	316	568	614
Prior service cost amortization	66	54	133	107
Actuarial loss amortization	446	114	895	224
Curtailment loss	—	—	686	—
Employee contributions	(166)	(170)	(336)	(333)

Total periodic benefit cost	$3,123	$2,860	$6,976	$5,642

The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum deductible contribution. For the six months ended January 31, 2006, the Company has made $1.2 million in contributions to its pension plans. Contributions to the plans for fiscal 2006 are expected to range between $15 and $30 million.

Note J – Commitments and Contingencies

The Company previously reported a settlement of the EPC litigation in Note J of its Form 10-Q filed for the quarter ended October 31, 2005. The parties agreed on a settlement amount for the recalculation of attorneys’ fees, expenses and interest, and the case was concluded on September 30, 2005. The amount reserved in the fourth quarter of 2005 was adequate to cover the settlement reached by EPC and the Company.

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

Note K – Income Taxes

The income tax rate for the three months and six months ended January 31, 2006 was 28.4 percent and 27.5 percent, respectively. The six month rate includes a $0.9 million benefit related to research and development tax credits associated with an amended return filed in the first quarter of 2006, resulting in a lower rate for the six month period. The income tax rate for the three months and six months ended January 31, 2005 was 27.0 percent for both periods.

Note L – New Accounting Standards

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, (FIN 47) which clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires that the uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 and will be effective for the Company’s fiscal period ended July 31, 2006. The Company expects that the adoption of FIN 47 in the fourth quarter of fiscal 2006 will not have a material effect on the consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). FSP 109-1 concludes that the deduction should be accounted for as a special deduction in accordance with SFAS No. 109. This deduction, which is available to the Company during the current fiscal year, will not have a material impact on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is a worldwide manufacturer of filtration systems and replacement parts. The Company’s product mix includes air and liquid filters and exhaust and emission control products for mobile equipment; in-plant air cleaning systems; compressed air purification systems; air intake systems for industrial gas turbines; and specialized filters for such diverse applications as computer disk drives and semi-conductor processing. Products are manufactured at more than thirty plants around the world and through three joint ventures.

The Company has two reporting segments engaged in the design, manufacture and sale of systems to filter air and liquid and other complementary products. The two segments are Engine Products and Industrial Products. Products in the Engine Products segment consist of air intake systems, exhaust and emissions systems, liquid filtration systems and replacement parts. The Engine Products segment sells to original equipment manufacturers (OEMs) in the construction, industrial, mining, agriculture and transportation markets and to independent distributors, OEM dealer networks, private label accounts and large equipment fleets. Products in the Industrial Products segment consist of dust, fume and mist collectors, compressed air purification systems, liquid filters and parts, static and pulse-clean air filter systems, and specialized air filtration systems for diverse applications including computer disk drives. The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines and OEMs and end-users requiring highly purified air.

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report.

Overview

The Company reported record diluted net earnings per share of $.32 for the second quarter of fiscal 2006, up from $.31 in the second quarter of the prior year. Net income for the quarter was $26.9 million, up 0.7 percent from $26.7 million in the second quarter of the prior year. The prior year did not include expense associated with stock option expensing. In the second quarter of 2006, the Company recorded stock compensation expense of $2.2 million under the new stock option accounting rules. The Company reported record sales in the second quarter of fiscal 2006 of $392.9 million, an increase of 1.2 percent from $388.4 million in the second quarter of the prior year.

Overall, weakening foreign currencies impacted sales growth in both of the Company’s operating segments. Within the Engine Products segment, improved new truck build rates drove increased truck product sales in Europe and Asia. Increased sales of North American off-road products were a result of continued favorable conditions in the production of new construction and mining equipment. Worldwide aftermarket sales increased as equipment utilization rates remained high and diesel emission retrofit sales continued to grow. Within the Industrial Products segment, business conditions for special application products remained strong while sales of industrial filtration solutions products and gas turbine were down slightly as compared to the second quarter of the prior year.

The Company continued its cost reduction efforts with its customers. Despite recording a $2.2 million expense from stock option grants during the quarter, the Company achieved an operating margin of 9.6 percent, a 1.0 percentage point improvement over the prior year. The prior year operating margin was impacted by a sharp increase in commodity prices, predominantly steel prices.

For the six-month period, the Company reported net sales of $796.3 million, an increase of 4.6 percent from $761.3 million in the prior year. Net income for the six-month period was $59.1 million, up 9.2 percent from $54.1 million in the prior year. The Company reported diluted net earnings per share of $.69 for the six-month period, up 11.3 percent from $.62 in the prior year.

Results of Operations

Sales in the United States increased $3.7 million or 2.1 percent for the second quarter of fiscal 2006 compared to the second quarter of the prior year. Translated at constant exchange rates, total international sales increased 8.0 percent in the second quarter compared to the prior year. Total international sales in U.S. dollars increased $0.8 million or 0.4 percent in the second quarter compared to the prior year. For the second quarter of fiscal 2006, Asia reported increased sales of $1.2 million or 1.6 percent and Mexico reported a $2.1 million increase in net sales or 39.3 percent while Europe and South Africa reported decreased sales of $2.6 million or 2.2 percent and $0.4 million or 5.4 percent, respectively. For the six-month period ended January 31, 2006, sales in the United States increased $21.3 million or 6.0 percent from the prior year and total international sales in U.S. dollars increased $13.7 million or 3.4 percent from the prior year.

The impact of foreign currency translation during the second quarter of fiscal 2006 decreased sales by $16.0 million. This was primarily due to the weakening of the Euro and the Japanese Yen against the U.S. dollar. The impact of foreign currency translation year-to-date as of the second quarter of fiscal 2006 decreased sales by $16.1 million. Worldwide sales for the second quarter of fiscal 2006, excluding the impact of foreign currency translation, increased 5.3 percent from the second quarter of the prior year, and 6.7 percent year-to-date. The impact of foreign currency translation decreased net income by $0.6 million and $0.5 million for the three and six-month periods of fiscal 2006, respectively.

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

Following is a reconciliation to the most comparable GAAP financial measure of this non-GAAP financial measure (thousands of dollars):

	Three Months Ended January 31		Six Months Ended January 31
	2006	2005	2006	2005
Net sales, excluding foreign currency
Translation	$408,947	$377,130	$812,426	$739,479
Foreign currency translation	(16,032)	11,294	(16,115)	21,851

Net sales	$392,915	$388,424	$796,311	$761,330

Net earnings, excluding foreign currency
translation	$27,554	$26,442	$59,559	$52,747
Foreign currency translation	(645)	274	(452)	1,363

Net earnings	$26,909	$26,716	$59,107	$54,110

Gross margin for the second quarter of fiscal 2006 was 31.8 percent compared to 31.1 percent for the second quarter in the prior year. Higher costs for petroleum-based raw materials and freight are being offset by cost reduction efforts. Plant rationalization and start-up costs totaled $1.7 million in the second quarter compared to prior year plant rationalization and start-up costs of $1.4 million. Year-to-date plant rationalization and start-up costs totaled $3.2 million compared to prior year plant rationalization and start-up costs of $2.1 million. Operating expenses during the second quarter of fiscal 2006 were $87.0 million, or 22.1 percent of sales, compared to $84.0 million, or 21.6 percent of sales in the prior year period. The primary driver of the increase in operating expenses as a percentage of sales is the $2.2 million of expense recorded in the quarter related to stock option accounting rules adopted in fiscal 2006. Excluding the impact of this expense, operating expense as a percentage of sales decreased slightly. Year-to-date operating expenses were 22.0 percent of sales, up from 21.6 percent in the prior year.

Other income for the second quarter of fiscal 2006 totaled $2.3 million, up from $1.9 million in the second quarter of the prior year. Other income for the second quarter of fiscal 2006 consisted of income from unconsolidated affiliates of $1.2 million, interest income of $0.4 million and other income of $0.7 million. For the second quarter of fiscal 2006, interest expense was $2.5 million, up from $2.2 million in the second quarter of the prior year, driven primarily by higher short-term interest rates. Year-to-date, other income totaled $5.2 million compared to $5.3 million reported in the prior year. Year-to-date interest expense was $4.9 million, up from $4.3 million in the prior year.

The effective tax rate of 28.4 percent for the second quarter and 27.5 percent for the year compares to 27.0 percent for both periods in the prior year. The six month rate includes a $0.9 million benefit related to research and development tax credits associated with an amended return filed in the first quarter of 2006, resulting in a lower rate for the six month period. We continue to expect our effective tax rate to be approximately 28 percent for the year. The higher effective tax rate as compared to the prior year is a result of the mix of earnings in our foreign jurisdictions. Higher tax jurisdictions such as Japan, Germany and the United States are expected to contribute a higher proprtion of our taxable earnings in the current year. In the fourth quarter of 2005, the Company approved a plan to repatriate a total of $90.8 million of its accumulated foreign earnings, of which $80.0 million is taxed under the favorable terms of the American Jobs Creation Act of 2004. This resulted in an additional U.S. income tax provision of $4.0 million in the fourth quarter of 2005. While the Company has not approved any plans to repatriate additional earnings, the provisions of the Act would allow the Company to approve another plan to repatriate additional foreign earnings through the end of fiscal 2006. Any such action would result in recognition of incremental tax expense at the time such a plan would be approved.

Total backlog at January 31, 2006 was $459 million, up 10 percent, or $42 million, compared to the prior year. Backlog is one of many indicators of business conditions in our markets. However, it is not always indicative of future results for a number of reasons, including short lead times in our aftermarket and the timing of receipt of orders in many of our original equipment and industrial markets. In the Engine Products segment, total backlog increased 16 percent from the prior year. In the Industrial Products segment, total backlog decreased 2 percent from the prior year.

Operations by Segment

Following is financial information for the Company’s Engine Products and Industrial Products segments. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, interest income and expense and non-operating income and expenses. During the first quarter of 2006, the Company adjusted its basis of measurement for earnings before income taxes such that certain expenses, such as amortization of intangibles, which were previously considered to be Corporate and Unallocated, are now included in the Engine and Industrial Products segment results. The impact of the change in the basis of measurement resulted in approximately $4.0 million and $8.0 million of Corporate and Unallocated expenses being charged to the Engine and Industrial Products segments’ aggregate earnings before income taxes in the three months and six months ended January 31, 2006 as compared to the same periods of fiscal 2005, respectively. This change resulted in approximately $2.0 million and $4.0 million of additional expense to each of the Engine and Industrial Products segments during the three months and six months ended January 31, 2006, respectively. This adjustment to the basis of measurement of segment earnings did not change the business components included in each of the Company’s reportable segments. Segment detail is summarized as follows (thousands of dollars):

	Engine Products	Industrial Products	Corporate and Unallocated	Total Company
Three Months Ended January 31, 2006:
Net sales	$226,584	$166,331	—	$392,915
Earnings before income taxes	25,030	13,067	(500)	37,597

Three Months Ended January 31, 2005:
Net sales	$219,432	$168,992	—	$388,424
Earnings before income taxes	27,384	10,908	(1,695)	36,597

Six Months Ended January 31, 2006:
Net sales	$465,008	$331,303	—	$796,311
Earnings before income taxes	56,204	28,151	(2,860)	81,495
Assets	424,100	433,746	195,121	1,052,967

Six Months Ended January 31, 2005:
Net sales	$437,017	$324,313	—	$761,330
Earnings before income taxes	58,257	23,602	(7,736)	74,123
Assets	407,064	426,413	252,897	1,086,374

Following are net sales by product category within the Engine Products and Industrial Products segment (thousands of dollars):

	Three Months Ended January 31		Six Months Ended January 31
	2006	2005	2006	2005
Engine Products segment:
Off-road products	$71,660	$69,261	$141,826	$132,533
Transportation products	42,528	40,369	88,738	84,275
Aftermarket products	112,396	109,802	234,444	220,209

Total Engine Products Segment	$226,584	$219,432	$465,008	$437,017

Industrial Products segment:
Industrial filtration solutions products	$103,755	$105,804	$209,643	$205,434
Gas turbine products	28,416	29,752	52,779	53,628
Special applications products	34,160	33,436	68,881	65,251

Total Industrial Products segment	$166,331	$168,992	$331,303	$324,313

Total Company	$392,915	$388,424	$796,311	$761,330

Engine Products Segment   For the second quarter of fiscal 2006, worldwide sales in the Engine Products segment continued to be strong, reporting year-over-year increases across all product categories within that segment. Engine Product sales were a record $226.6 million in the second quarter of fiscal 2006, an increase of 3.3 percent from $219.4 million in the second quarter of the prior year. Total second quarter Engine Product sales in the United States were up 4.6 percent compared to the same period in the prior year and international sales increased by 1.5 percent. Year-to-date, worldwide net sales were $465.0 million, an increase of 6.4 percent from $437.0 million in the prior year. International Engine Product sales increased 5.0 percent and sales in the United States increased 7.4 percent from the prior year on a year-to-date basis.

Worldwide sales of off-road products in the second quarter of fiscal 2006 were $71.7 million, an increase of 3.5 percent from $69.3 million in the second quarter of the prior year. North American sales in off-road products increased 5.8 percent due to continued improvement in new construction and mining equipment demand. International sales were up 1.0 percent from the second quarter of the prior year with increases in Asia of 2.2 percent while Europe remained flat. Year-to-date, worldwide off-road sales totaled $141.8 million, an increase of 7.0 percent from $132.5 million in the prior year. Year-to-date sales of off-road products internationally and in the United States increased 7.1 percent and 6.9 percent, respectively, from the prior year. The Company’s off-road business continued to be strong globally as conditions remained favorable in the construction and mining end-markets around the world.

Worldwide sales in transportation products in the second quarter of fiscal 2006 were $42.5 million, an increase of 5.3 percent from $40.4 million in the second quarter of the prior year. Transportation product sales increased in North America, Europe and Asia by 2.3 percent, 10.4 percent and 16.9 percent, respectively as a result of improved new truck build rates worldwide. Year-to-date, worldwide transportation product sales totaled $88.7 million, an increase of 5.3 percent from $84.3 million in the prior year. International transportation product sales increased 0.9 percent from the prior year on a year-to-date basis. Transportation sales in North America increased 7.2 percent from the prior year on a year-to-date basis.

Worldwide sales of aftermarket products in the second quarter of fiscal 2006 were $112.4 million, an increase of 2.4 percent from $109.8 million in the second quarter of the prior year. North American aftermarket sales grew 6.6 percent as equipment utilization rates and sales of diesel emission retrofit equipment remained strong. International sales were down 1.0 percent from the second quarter of the prior year with increases in Asia-Pacific and Mexico of 2.4 percent and 31.3 percent, respectively partially offset by decreases in Europe and South Africa of 3.9 percent and 13.4 percent, respectively. Year-to-date, worldwide aftermarket sales totaled $234.4 million, an increase of 6.5 percent from $220.2 million in the prior year. Year-to-date aftermarket product sales internationally and in the United States increased 4.7 percent and 8.0 percent, respectively.

Industrial Products Segment   For the second quarter of fiscal 2006, worldwide sales in the Industrial Products segment were $166.3 million, a decrease of 1.6 percent from $169.0 million in the second quarter of the prior year. Total second quarter international Industrial Product sales were down 0.6 percent compared to the same period in the prior year, while sales in the North America decreased by 1.2 percent. Year-to-date, worldwide net sales were $331.3 million, an increase of 2.2 percent from $324.3 million in the prior year. International Industrial Product sales increased 2.0 percent and sales in North America increased 5.8 percent from the prior year on a year-to-date basis.

Worldwide sales of industrial filtration solutions products in the second quarter of fiscal 2006 were $103.8 million, a decrease of 1.9 percent from $105.8 million in the second quarter of the prior year. North American sales increased 6.9 percent due to strong sales of industrial dust collectors. International sales decreased 5.3 percent in the second quarter of fiscal 2006 over the prior year with sales in Europe and Asia showing decreases of 10.1 percent and 3.2 percent, respectively, partially offset by increased sales in Mexico and South Africa. Year-to-date, worldwide sales of industrial filtration solutions products were $209.6 million, up 2.0 percent from $205.4 million in the prior year. International industrial filtration solutions product sales decreased 2.4 percent from the prior year on a year-to-date basis. Sales in North America increased 13.7 percent from the prior year on a year-to-date basis.

Worldwide sales of gas turbine products in the second quarter of fiscal 2006 were $28.4 million, a decrease of 4.5 percent from sales of $29.8 million in the second quarter of the prior year. North American gas turbine sales declined 24.6 percent. International sales in gas turbine products grew 6.4 percent due to continued strength in the power generation and oil and gas markets. Year-to-date, worldwide gas turbine sales were $52.8 million, down 1.6 percent from $53.6 million in the prior year. International gas turbine sales increased 5.4 percent over the prior year, while gas turbine sales in North America decreased 15.0 percent over the prior year on a year-to-date basis.

Worldwide sales of special application products in the second quarter of fiscal 2006 were $34.2 million, an increase of 2.2 percent from $33.4 million in the second quarter of the prior year. International sales in special application products increased 5.7 percent in the second quarter of fiscal 2006 over the prior year with increases in Europe and Asia of 1.3 percent and 7.0 percent, respectively. Disk drive filter sales were up 8.5 percent, reflecting a continued strong market. Membrane sales decreased 13.5 percent. Year-to-date, worldwide special application sales were $68.9 million, an increase of 5.6 percent from $65.3 million in the prior year. International special application sales increased 10.0 percent from the prior year with increases in Asia and Europe of 11.8 percent and 1.4 percent, respectively.

Liquidity and Capital Resources

The Company generated $51.5 million of cash and cash equivalents from operations during the first six months of fiscal 2006. Operating cash flows, which decreased by $13.6 million from the same period in the prior year included the payment of the previously accrued EPC judgment of $14.2 million and the presentation of the tax benefit of equity plans of $12.0 million. The tax benefit is required to be presented as a financing activity pursuant to new accounting standards. Tax benefit from equity plans was presented as an operating cash flow in the prior period and not shown separately as a financing activity. Operating cash flows and cash on hand were used during the first six months of fiscal 2006 to support $28.6 million in capital additions, the repurchase of 1.6 million outstanding shares of the Company’s common stock for $48.1 million, the payment of $29.0 million in debt and the payment of $13.3 million in dividends. For additional information regarding share repurchase see Part II. Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

At the end of the second quarter, the Company held $76.4 million in cash and cash equivalents, down from $134.1 million at July 31, 2005. Short-term debt totaled $73.3 million, down from $102.0 million at July 31, 2005. The amount of unused lines of credit as of October 31, 2005 was approximately $138.3 million. Long-term debt of $97.4 million at January 31, 2006 decreased slightly from $103.3 million at July 31, 2005 and represented 15.6 percent of total long-term capital, compared to 16.5 percent at July 31, 2005. During the remainder of fiscal 2006, the Company plans to make elective contributions in the range of $15 to $30 million to its defined benefit plans. The Company believes that it will generate sufficient cash from operations to meet its short-term debt obligations.

In fiscal 2005, the Company approved a plan to repatriate a total of $90.8 million of its accumulated foreign earnings in fiscal 2006, of which $80.0 million will be taxed under the favorable terms of the American Jobs Creation Act of 2004. The incremental tax expense related to this plan was recorded in fiscal 2005. As of January 31, 2006, cash totaling $78.6 million was repatriated to the United States pursuant to the plan.

The following table summarizes the Company’s contractual obligations as of January 31, 2006 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations	$107,523	$11,848	$37,726	$39,962	$17,987
Capital lease obligations	2,376	650	1,278	205	243
Interest on long-term obligations	21,828	5,203	7,949	4,810	3,866
Operating lease obligations	9,722	5,007	4,310	405	—
Purchase obligations(1)	98,632	98,259	373	—	—
Deferred compensation and other (2)	10,264	1,517	2,930	1,774	4,043

Total	$250,345	$122,484	$54,566	$47,156	$26,139

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

At January 31, 2006, the Company had a contingent liability for standby letters of credit totaling $18.7 million that have been issued and are outstanding. The letters of credit guarantee payment to beneficial third parties in the event the Company is in breach of specified contract terms as detailed in each letter of credit. At January 31, 2006, there are no amounts drawn upon these letters of credit.

The Company has a five-year, unsecured, multi-currency revolving facility with a group of banks under which the Company may borrow up to $150.0 million. As of January 31, 2006, borrowings under these facilities were $35.0 million. This facility expires on September 2, 2009.

Certain note agreements contain debt covenants related to working capital levels and limitations on indebtedness. Further, the Company may be restricted from paying dividends or repurchasing common stock if its tangible net worth (as defined) does not exceed certain minimum levels. As of January 31, 2006, the Company was in compliance with these debt covenants.

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

Outlook

Overall, the Company expects mid- to high- single digit sales growth for the Engine Products segment in the second half of fiscal 2006. The Company expects North American heavy-duty new truck build rates throughout fiscal 2006 to remain at their current high level as truck manufacturers are near capacity. Sales in off-road products are expected to remain strong worldwide with robust conditions continuing in the production of new construction and mining equipment. Both North American and international aftermarket sales are expected to continue growing with continued strong equipment utilization, continued growth by our OEM customers of their replacement parts businesses, and the growing amount of equipment with our PowerCore™ filtration systems driving replacement filter sales growth.

The Company expects mid- single digit sales growth in the second half of fiscal 2006 for its Industrial Products segment. Industrial filtration solutions sales growth is expected to moderate following two consecutive years of strong growth. We believe that our North American market for industrial filtration solutions is healthy. Based on current business conditions and our backlog position, we expect IFS sales in Europe and Asia to be significantly stronger in the second half of fiscal 2006. Globally, we expect mid- single digit sales growth for the full-year in gas turbine as strength is seen in both the international and the oil and gas markets. Market conditions for special application products are expected to remain strong.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. In addition, the Company wishes to advise readers that the factors listed below, as well as other factors, could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed. This discussion of factors is not intended to be exhaustive, but rather to highlight important risk factors that impact results. General economic and political conditions and many other contingencies that may cause the Company’s actual results to differ from those currently anticipated are not separately discussed. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Risks Associated with International Operations   The Company has sales and manufacturing operations in numerous countries, including China, Hong Kong, India, Indonesia, Japan, Korea, Malaysia, Philippines, Singapore and other Asia-Pacific countries, Western and Eastern Europe, the Middle East, Africa, Canada, Mexico, Central America and South America. The stability, growth and profitability of this portion of the Company’s business may be affected by changes in political and military events, trade, monetary and fiscal policies and the laws and regulations of the United States and other nations. In addition, the Company’s international operations are subject to the risk of new political and military events, legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, potential difficulties in staffing and managing local operations, credit risk of local customers and distributors, potential difficulties in protecting intellectual property and local economic, political and social conditions.

Competition and Technology Issues   The markets in which the Company operates are highly competitive and fragmented both geographically and by application. As a result, the Company competes with numerous competitors, many of which are well established in their respective markets. The Company has, from time to time, experienced price pressures from competitors in certain product lines and geographic markets. The Company’s current and new competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. Although the Company believes that it has certain technological advantages over its competitors, maintaining these advantages will require continued investment by the Company in research and development, sales and marketing and customer service and support. There can be no assurance that the Company will be successful in maintaining such advantages. Successful product innovation by competitors that reach the market prior to comparable innovation by the Company or that are amenable to patent protection may adversely affect the Company’s financial performance.

A number of the Company’s major OEM customers manufacture component products for their own use. Although these OEM customers rely on outside suppliers, the OEMs could elect to manufacture additional component products for their own use and in place of the products supplied by the Company.

Risks Relating to Acquisitions   The Company has in the past and may in the future pursue acquisitions of complementary product lines, technologies or businesses. Acquisitions by the Company may result in potentially dilutive issuance’s of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could adversely affect the Company’s profitability. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, assumption of unanticipated legal liabilities and the potential loss of key employees of the acquired company. There can be no assurance as to the effect of acquisitions on the Company’s results.

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

Sales to each of Caterpillar, Inc. and its subsidiaries and General Electric and its subsidiaries have accounted for greater than 10 percent of the Company’s net sales in one or more of the last five fiscal years. An adverse change in Caterpillar’s or General Electric’s financial performance or a material reduction in sales to these customers could negatively impact the Company’s operating results.

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

Other Factors   The Company wishes to caution investors that other factors may in the future prove to be important in affecting the Company’s results. New factors can emerge and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Investors are further cautioned not to place undue reliance on such forward-looking statements as they speak only to the Company’s views as of the date the statement is made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

(b)

Changes in Internal Control over Financial Reporting:   No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with such evaluation during the fiscal quarter ended January 31, 2006, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company reported a settlement of litigation in Part II, Item 1 of its Form 10-Q filed for the quarter ended October 31, 2005.

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

Repurchases of Equity Securities

The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended January 31, 2006.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
November 1 – November 30, 2005	6,793	$31.07	—	1,119,600 shares
December 1 – December 31, 2005	49,591	$33.23	—	1,119,600 shares
January 1 – January 31, 2006	63,734	$33.60	—	1,119,600 shares
Total	120,118	$33.31	—	1,119,600 shares

(1)

On January 17, 2003, the Company announced that the Board of Directors authorized the repurchase of up to 8.0 million common shares. This repurchase authorization, which is effective until terminated by the Board of Directors, replaces the existing authority that expired at the end of March 2003. There were no repurchases of common stock made under the Company’s current repurchase authorization during the quarter ended January 31, 2006. However, the table above includes 120,118 previously owned shares tendered by option holders in payment of the exercise price of options. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of exercising stock options or payment of equity-based awards.

22

Item 4.	Submission of Matters to a Vote of Security Holders

(a)

The Annual Meeting of Shareholders of the Company was held on November 18, 2005. A total of 83,417,816 shares were outstanding and entitled to vote at the meeting. A total of 77,074,107 shares were present at the meeting.

(b)	Not Applicable.

(c)	Matters Submitted and Voting Results:

(i)	Election of Directors

Name of Nominee	Vote Tabulation
	For	Withheld
F. Guillaume Bastiaens	76,465,008	609,099
Janet M. Dolan	76,577,486	496,621
Jeffrey Noddle	76,447,967	626,139

(ii)

Ratified appointment of PricewaterhouseCoopers LLP as the Company’s independent public auditors for the fiscal year ending July 31, 2006 with the following: For – 76,576,688; Against – 296,769; Abstaining – 200,649.

(iii)	Approved Donaldson Company, Inc. Qualified Performance-Based Compensation Plan with the following: For – 64,289,205; Against – 2,958,227; Abstaining – 1,311,825; Broker Non-Vote – 8,514,849.

(d)	Not Applicable.

Item 6.	Exhibits

*3-A – Restated Certificate of Incorporation of Registrant as currently in effect (Filed as Exhibit 3-A to Form 10-Q Report for the First Quarter ended October 31, 2004)

*3-B – By-laws of Registrant as currently in effect (Filed as Exhibit 3-B to 2003 Form 10-K Report)

*4 – **

*4-A – Preferred Stock Amended and Restated Rights Agreement between Registrant and Wells Fargo Bank, N.A., as Rights Agent, dated as of January 27, 2006 (Filed as Exhibit 4.1 to Form 8-K Report filed February 1, 2006)

31-A – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

DONALDSON COMPANY, INC.
(Registrant)

Date: March 6, 2006	By	/s/ William M. Cook
William M. Cook Chairman, President and Chief Executive Officer

Date: March 6, 2006	By	/s/ Thomas R. VerHage
Thomas R. VerHage Vice President, Chief Financial Officer (principal financial officer)

Date: March 6, 2006	By	/s/ James F. Shaw
James F. Shaw Controller (principal accounting officer)