Form 10-Q
period 2006-04-30
DONALDSON CO INC
filed 2006-06-02
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 30, 2006 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.

Commission File Number 1-7891

DONALDSON COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 West 94th Street
Minneapolis, Minnesota 55431
(Address of principal executive offices, including zip code)

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

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $5 Par Value — 81,792,709 shares as of April 30, 2006

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended April 30		Nine Months Ended April 30

	2006	2005	2006	2005

Net sales	$429,858	$411,664	$1,226,169	$1,172,994
Cost of sales	285,784	277,864	825,781	802,001

Gross margin	144,074	133,800	400,388	370,993
Operating expenses	90,857	90,746	265,973	254,837

Operating income	53,217	43,054	134,415	116,156
Other income, net	(922)	(996)	(6,152)	(6,281)
Interest expense	2,302	2,470	7,235	6,734

Earnings before income taxes	51,837	41,580	133,332	115,703
Income taxes	14,825	10,247	37,213	30,260

Net earnings	$37,012	$31,333	$96,119	$85,443

Weighted average shares outstanding	82,955,416	84,768,788	83,322,449	85,132,531
Diluted shares outstanding	85,205,858	87,103,018	85,516,497	87,465,208
Basic earnings per share	$.45	$.37	$1.15	$1.00
Diluted earnings per share	$.43	$.36	$1.12	$.98
Dividends paid per share	$.080	$.060	$.240	$.175

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share amounts)
(Unaudited)

	April 30, 2006	July 31, 2005

ASSETS
Current Assets
Cash and cash equivalents	$72,946	$134,066
Accounts receivable, less allowance of $8,596 and $8,409	302,183	294,016
Inventories	145,159	151,599
Prepaid and other current assets	41,388	39,141

Total current assets	561,676	618,822
Property, plant and equipment, at cost	683,573	630,928
Less accumulated depreciation	(385,268)	(355,435)

Property, plant and equipment, net	298,305	275,493
Goodwill	111,375	105,304
Intangible assets	22,343	23,166
Other assets	108,842	88,988

Total Assets	$1,102,541	$1,111,773

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$72,737	$102,004
Current maturities of long-term debt	5,718	7,772
Trade accounts payable	139,975	134,063
Other current liabilities	116,403	110,363

Total current liabilities	334,833	354,202
Long-term debt	99,506	103,302
Deferred income taxes	33,730	29,468
Other long-term liabilities	85,853	100,185

Total Liabilities	553,922	587,157

SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $5 par value, 120,000,000 shares authorized, 88,643,194 issued	443,216	443,216
Retained earnings	246,775	172,775
Stock compensation plans	19,079	40,574
Accumulated other comprehensive income	40,107	27,620
Treasury stock, at cost – 6,753,527 and 5,583,393 shares at April 30, 2006 and July 31, 2005, respectively	(200,558)	(159,569)

Total Shareholders’ Equity	548,619	524,616

Total Liabilities and Shareholders’ Equity	$1,102,541	$1,111,773

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)
(Unaudited)

	Nine Months Ended April 30

	2006	2005

OPERATING ACTIVITIES
Net earnings	$96,119	$85,443
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	33,800	33,494
Changes in operating assets and liabilities	9,687	(9,571)
Tax benefit of equity plans	(12,826)	—
Payment of litigation judgment	(14,170)	—
Stock option expense	2,623	—
Other, net	(13,209)	(13,440)

Net cash provided by operating activities	102,024	95,926
INVESTING ACTIVITIES
Net expenditures on property and equipment	(48,804)	(34,435)
Acquisitions and investments in unconsolidated affiliates, net of cash acquired	(4,498)	(13,236)

Net cash used in investing activities	(53,302)	(47,671)
FINANCING ACTIVITIES
Purchase of treasury stock	(73,080)	(116,268)
Proceeds from long-term debt	1,886	30,000
Repayments of long-term debt	(7,409)	(785)
Change in short-term borrowings	(29,257)	91,271
Dividends paid	(19,894)	(14,775)
Tax benefit of equity plans	12,826	—
Exercise of stock options	3,488	1,875

Net cash used in financing activities	(111,440)	(8,682)
Effect of exchange rate changes on cash	1,598	7,137

Increase (decrease) in cash and cash equivalents	(61,120)	46,710
Cash and cash equivalents – beginning of year	134,066	99,504

Cash and cash equivalents – end of period	$72,946	$146,214

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Certain amounts in prior periods have been reclassified to conform to the current presentation. The reclassifications had no impact on the Company’s net earnings or shareholders’ equity as previously reported. Operating results for the nine month period ended April 30, 2006 are not necessarily indicative of the results that may be expected for future periods. The year end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2005.

Note B – Inventories

        The components of inventory as of April 30, 2006 and July 31, 2005 are as follows (thousands of dollars):

	April 30, 2006	July 31, 2005

Materials	$59,969	$57,939
Work in process	17,787	19,897
Finished products	67,403	73,763

Total inventories	$145,159	$151,599

Note C – Accounting for Stock-Based Compensation

        On August 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment – Revised 2004, using the modified prospective transition method. Under this method, stock-based employee compensation cost is recognized using the fair-value based method for all new awards granted after August 1, 2005. Compensation costs for unvested stock options and awards that were outstanding at August 1, 2005, are recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro-forma disclosures under SFAS 123. The Company determined the fair value of these awards using the Black-Scholes option pricing model. There were no options granted in the first or third quarters of fiscal 2006. The following assumptions were used to value the options granted during the second quarter of fiscal 2006: range of 3 to 7 year expected life; expected volatility range of 20.2 percent to 27.2 percent; risk free interest rate range of 4.3 percent to 4.5 percent and annual dividend yield of 1.0 percent. The expected life selected for options granted represents the period of time that the options are expected to be outstanding based on historical data of option holder exercise and termination behavior. Expected volatilities are based upon historical volatility of the Company’s stock over a period equal to the expected life of each option grant. Option grants are priced at the fair market value of the Company’s stock on the date of grant.

        Effective June 27, 2005, the Board of Directors of the Company authorized the acceleration of vesting of certain unvested and “out-of-the-money” stock options outstanding under the Company’s 2001 Master Stock Incentive Plan (the Plan). The accelerated options were granted in fiscal 2004 and fiscal 2005 with a three-year vesting period and have exercise prices per share ranging from $30.38 to $30.69. Options for the purchase of 511,242 shares of the common stock of the Company became exercisable immediately as a result of this action. No options held by any director or named executive officer were included in the acceleration action. As a result, the amount of pre-tax compensation expense amortized in the three months and nine months ended April 30, 2006 was reduced by approximately $0.6 million and $1.6 million, respectively, from what it would have otherwise been. For the three months and nine months ended April 30, 2006, the Company recorded pretax compensation expense associated with stock options of $0.2 million and $2.6 million, respectively, and recorded $0.1 million and $0.9 million of related tax benefit, respectively.

        The following table summarizes stock option activity during the nine months ended April 30, 2006:

	Options Outstanding	Weighted Average Exercise Price

Outstanding at July 31, 2005	6,488,334	$19.74
Granted	398,100	32.88
Exercised	(500,370)	14.02
Canceled	(13,581)	23.30

Outstanding at April 30, 2006	6,372,483	$21.00

        The total intrinsic value of options exercised during the nine months ended April 30, 2006 and 2005 was $9.5 million and $18.4 million, respectively.

        The following table summarizes information concerning outstanding and exercisable options as of April 30, 2006:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$5 to $15	2,046,759	3.16	$11.21	2,046,759	$11.21
$15 to $25	1,770,672	6.14	18.16	1,770,672	18.16
$25 and above	2,555,052	8.45	30.80	2,336,638	30.64

	6,372,483	6.11	$21.00	6,154,069	$20.59

        At April 30, 2006, the aggregate intrinsic value of shares outstanding and exercisable was $78.0 million and $77.9 million, respectively.

        The following table summarizes the status of options which contain vesting provisions:

	Options	Weighted Average Grant Date Fair Value

Non-vested at July 31, 2005	201,236	$19.50
Granted	201,500	32.84
Vested	(180,573)	18.49
Canceled	(3,749)	24.88

Non-vested at April 30, 2006	218,414	$32.56

        The total fair value of shares vested during the nine months ended April 30, 2006 and 2005 was $6.0 million and $21.2 million, respectively.

        As of April 30, 2006, there was $1.6 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. Of this unvested cost, $0.2 million is expected to be recognized during the remainder of fiscal 2006, and the remaining $1.4 million is expected to be recognized during fiscal 2007, fiscal 2008 and fiscal 2009.

        Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Boards (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. If the fair value based method prescribed in SFAS 123 had been applied in the three months and nine months ended April 30, 2005 to all stock awards, the Company’s net earnings and basic and diluted net earnings per share would have been reduced as summarized below:

	Three months ended April 30, 2005	Nine months ended April 30, 2005

Net earnings, as reported	$31,333	$85,443
Add total stock-based employee compensation expense included in the determination of net income, net of tax	1,872	2,767
Less total stock-based employee compensation expense under the fair value-based method, net of tax	(2,645)	(6,366)

Pro forma net earnings	$30,560	$81,844

Basic net earnings per share
As reported	$.37	$1.00
Pro forma	$.36	$.96
Diluted net earnings per share
As reported	$.36	$.98
Pro forma	$.35	$.93

Note D – Net Earnings Per Share

        The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and dilutive shares relating to stock options, restricted stock and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods. There were no options excluded from the diluted net earnings per share calculation for the three months ended April 30, 2006. For the nine months ended April 30, 2006 there were 467,907 options excluded from the diluted net earnings per share calculation. For the three months and nine months ended April 30, 2005 there were 59,371 and 89,557 options excluded from the diluted net earnings per share calculation, respectively.

        The following table presents information necessary to calculate basic and diluted net earnings per common share (thousands of dollars, except per share amounts):

	Three Months Ended April 30		Nine Months Ended April 30

	2006	2005	2006	2005

Weighted average shares outstanding – basic	82,955	84,769	83,322	85,133
Diluted share equivalents	2,251	2,334	2,194	2,332

Weighted average shares outstanding – diluted	85,206	87,103	85,516	87,465

Net earnings for basic and diluted earnings per share computation	$37,012	$31,333	$96,119	$85,443
Net earnings per share – basic	$.45	$.37	$1.15	$1.00
Net earnings per share – diluted	$.43	$.36	$1.12	$.98

Note E – Shareholders’ Equity

        The Company reports accumulated other comprehensive income as a separate item in the shareholders’ equity section of the balance sheet. Other comprehensive income for the periods presented consists of foreign currency translation adjustments and net gains or losses on cash flow hedging derivatives.

        Total comprehensive income and its components are as follows (thousands of dollars):

	Three Months Ended April 30		Nine Months Ended April 30

	2006	2005	2006	2005

Net earnings	$37,012	$31,333	$96,119	$85,443
Foreign currency translation gain (loss)	8,395	(3,108)	12,496	21,852
Net gain (loss) on hedging derivatives	105	(333)	(9)	(59)

Total comprehensive income	$45,512	$27,892	$108,606	$107,236

        Total accumulated other comprehensive income and its components at April 30, 2006 and July 31, 2005 are as follows (thousands of dollars):

	April 30, 2006	July 31, 2005

Foreign currency translation adjustment	$49,983	$37,487
Net loss on hedging derivatives, net of deferred taxes	(183)	(174)
Additional minimum pension liability, net of deferred taxes	(9,693)	(9,693)

Total accumulated other comprehensive income	$40,107	$27,620

        The Board of Directors authorized the repurchase of 8.0 million shares of common stock under the stock repurchase plan dated March 31, 2006. This repurchase authorization replaces the existing authority that was approved on January 17, 2003. During the first nine months of fiscal 2006, the Company repurchased 2.3 million shares for $73.1 million at an average price of $31.12 per share. As of April 30, 2006 the Company has remaining authorization to repurchase up to 7.6 million shares pursuant to the new authorization.

Note F – Segment Reporting

        The Company has two reportable segments, Engine Products and Industrial Products, that have been identified based on the internal organization structure, management of operations and performance evaluation. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, interest income and expense and non-operating income and expenses. During the first quarter of 2006, the Company adjusted its basis of measurement for earnings before income taxes such that certain expenses, such as amortization of intangibles, which were previously considered to be Corporate and Unallocated, are now included in the Engine and Industrial Products segment results. The impact of the change in the basis of measurement resulted in approximately $4.0 million and $12.0 million of Corporate and Unallocated expenses being charged to the Engine and Industrial Products segments’ aggregate earnings before income taxes in the three months and nine months ended April 30, 2006 as compared to the same periods of fiscal 2005, respectively. This change resulted in approximately $2.0 million and $6.0 million of additional expense to each of the Engine and Industrial Products segments during the three months and nine months ended April 30, 2006, respectively. This adjustment to the basis of measurement of segment earnings did not change the business components included in each of the Company’s reportable segments.

        Segment detail is summarized as follows (thousands of dollars):

	Engine Products	Industrial Products	Corporate and Unallocated	Total Company

Three Months Ended April 30, 2006:
Net sales	$258,448	$171,410	—	$429,858
Earnings before income taxes	40,784	14,855	(3,802)	51,837
Three Months Ended April 30, 2005:
Net sales	$243,212	$168,452	—	$411,664
Earnings before income taxes	37,669	14,392	(10,481)	41,580
Nine Months Ended April 30, 2006:
Net sales	$723,456	$502,713	—	$1,226,169
Earnings before income taxes	96,988	43,006	(6,662)	133,332
Assets	431,735	437,654	233,152	1,102,541
Nine Months Ended April 30, 2005:
Net sales	$680,229	$492,765	—	$1,172,994
Earnings before income taxes	95,926	37,994	(18,217)	115,703
Assets	413,586	435,194	294,202	1,142,982

        Sales to one customer accounted for 12 percent of net sales for the three months and nine months ended April 30, 2006 and 2005, respectively. There were no customers over 10 percent of gross accounts receivable as of April 30, 2006 and 2005.

Note G – Goodwill and Other Intangible Assets

        The Company’s most recent annual impairment test for goodwill was completed during the third quarter of fiscal 2006. The results of this test showed that the fair values of the reporting units to which goodwill is assigned were higher than the book values of the respective reporting units, resulting in no goodwill impairment. The Company has allocated goodwill to its Industrial Products and Engine Products segments. The current year addition to the Industrial Products segment is a result of the acquisition of AirCel Corporation on January 19, 2006 for $4.5 million. The current year adjustment to the Engine Products segment is a result of the final purchase price allocation for the Le Bozec acquisition purchased in fiscal 2005. Pro forma financial results are not presented as the acquisition is not material to the Company’s financial statements. Following is a reconciliation of goodwill for the nine months ending April 30, 2006:

	Industrial Products	Engine Products	Total Goodwill

	(Thousands of dollars)
Balance as of August 1, 2005	$99,440	$5,864	$105,304
Acquisition activity	2,234	—	2,234
Final purchase price allocation	—	2,193	2,193
Foreign exchange translation	1,359	285	1,644

Balance as of April 30, 2006	$103,033	$8,342	$111,375

        As of April 30, 2006, other intangible assets were $22.3 million, a $0.9 million decrease from the balance of $23.2 million at July 31, 2005. The decrease in other intangible assets is due to amortization partially offset by foreign currency translation and the above noted acquisition which added $0.3 million of amortizable intangibles with a weighted average life of 8 years.

Note H – Guarantees

        The Company and its partner, Caterpillar, Inc., in an unconsolidated joint venture, Advanced Filtration Systems Inc., guarantee certain debt of the joint venture. As of April 30, 2006, the joint venture did not have any outstanding debt.

        The Company estimates warranty costs using standard quantitative measures based on historical warranty claim experience and evaluation of specific customer warranty issues. Following is a reconciliation of warranty reserves for the nine months ended April 30, 2006 and 2005 (thousands of dollars):

	April 30, 2006	April 30, 2005

Beginning balance	$7,841	$9,529
Accruals for warranties (including changes in estimates)	2,932	2,024
Less settlements made during the period	(3,204)	(1,957)

Ending balance	$7,569	$9,596

        At April 30, 2006, the Company had a contingent liability for standby letters of credit totaling $18.7 million that have been issued and are outstanding. The letters of credit guarantee payment to beneficial third parties in the event the Company is in breach of specified contract terms as detailed in each letter of credit. At April 30, 2006, there were no amounts drawn upon these letters of credit.

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

        Net periodic pension costs for the Company’s pension plans include the following components (thousands of dollars):

	Three Months Ended April 30,		Nine Months Ended April 30,

	2006	2005	2006	2005

Service cost	$3,166	$3,355	$10,589	$10,048
Interest cost	3,572	3,606	10,724	10,780
Expected return on assets	(4,937)	(4,585)	(14,819)	(13,687)
Transition amount amortization	278	310	847	924
Prior service cost amortization	66	54	199	161
Actuarial loss amortization	447	115	1,342	339
Curtailment loss	—	—	686	—

Total periodic benefit cost	$2,592	$2,855	$9,568	$8,565

        The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum deductible contribution. For the nine months ended April 30, 2006, the Company has made $22.3 million in contributions to its pension plans. During the remainder of fiscal 2006, the Company may make optional contributions of up to $17 million to certain of its foreign defined benefit plans.

Note J – Commitments and Contingencies

        The Company previously reported a settlement of the EPC litigation in Note J of its Form 10-Q filed for the quarter ended October 31, 2005. The parties agreed on a settlement amount for the recalculation of attorneys’ fees, expenses and interest, and the case was concluded on September 30, 2005. The amount reserved through the fourth quarter of 2005 was adequate to cover the settlement reached by EPC and the Company.

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

Note K – Income Taxes

        The income tax rate for the three months and nine months ended April 30, 2006 was 28.6 percent and 27.9 percent, respectively. The nine month rate includes a $0.9 million benefit related to research and development tax credits associated with an amended return filed in the first quarter of 2006, resulting in a lower rate for the nine month period. The income tax rate for the three months and nine months ended April 30, 2005 was 24.6 percent and 26.2 percent, respectively. The prior year rates also include the impact of $1.0 million in additional research and development tax credits as a result of filing amended tax returns.

        On May 23, 2006, the Company’s Board of Directors approved a plan to repatriate an additional $80.0 million of its accumulated foreign earnings in fiscal 2006 or a total of $160.0 million that will be taxed under the favorable terms of the American Jobs Creation Act of 2004. This will result in recognition of an additional $3.6 million of incremental tax expense during the fourth quarter of 2006.

Note L – New Accounting Standards

        In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, (FIN 47) which clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires that the uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 and will be effective for the Company’s fiscal period ended July 31, 2006. The Company expects that the adoption of FIN 47 in the fourth quarter of fiscal 2006 will not have a material impact on the consolidated financial statements.

        In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). FSP 109-1 concludes that the deduction should be accounted for as a special deduction in accordance with SFAS No. 109. This deduction, which is available to the Company during the current fiscal year, is not expected to have a material impact on the Company’s consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The Company is a worldwide manufacturer of filtration systems and replacement parts. The Company’s product mix includes air and liquid filters and exhaust and emission control products for mobile equipment; in-plant air cleaning systems; compressed air purification systems; air intake systems for industrial gas turbines; and specialized filters for such diverse applications as computer disk drives and semiconductor processing. Products are manufactured at more than thirty plants around the world and through three joint ventures.

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

Overview

        The Company reported record diluted net earnings per share of $.43 for the third quarter of fiscal 2006, up from $.36 in the third quarter of the prior year. Net income for the quarter was a record $37.0 million, up 18 percent from $31.3 million in the third quarter of the prior year. The Company reported record sales in the third quarter of fiscal 2006 of $429.9 million, an increase of 4.4 percent from $411.7 million in the third quarter of the prior year.

        Weaker foreign currencies compared to the prior year impacted sales growth in both of the Company’s operating segments. The Engine Products segment experienced growth due to improved new truck build rates in North America, partially offset by lower sales in Europe and Asia. Increased sales of off-road products were a result of global strength in new construction and mining equipment demand. Worldwide aftermarket sales increased as equipment utilization rates remained strong. Within the Industrial Products segment, business conditions for special application products remained strong while sales of gas turbine were down as compared to the third quarter of the prior year. Sales of industrial filtration solutions product were up in North America and Asian markets and remained consistent with prior year in Europe.

        The Company continued its cost reduction efforts in the quarter resulting in an operating margin of 12.4 percent, a 1.9 percentage point improvement over the prior year. The prior year operating margin was impacted by a sharp increase in commodity prices, predominantly steel prices.

        For the nine-month period, the Company reported net sales of $1.226 billion, an increase of 4.5 percent from $1.173 billion in the prior year. Net income for the nine-month period was $96.1 million, up 12.5 percent from $85.4 million in the prior year. The Company reported diluted net earnings per share of $1.12 for the nine-month period, up 14.3 percent from $.98 in the prior year.

Results of Operations

        Sales in the United States increased $13.4 million or 6.8 percent for the third quarter of fiscal 2006 compared to the third quarter of the prior year. Translated at constant exchange rates, total international sales increased 8.3 percent in the third quarter compared to the prior year. Total international sales in U.S. dollars increased $4.8 million or 2.2 percent in the third quarter compared to the prior year. For the third quarter of fiscal 2006, Asia reported a sales increase of $4.7 million or 6.2 percent and South Africa reported a $0.7 million increase in net sales or 8.3 percent while Mexico reported a sales decrease of $0.2 million or 2.1 percent and Europe remained consistent with prior year. For the nine-month period ended April 30, 2006, sales in the United States increased $34.7 million or 6.3 percent from the prior year and total international sales in U.S. dollars increased $18.5 million or 3.0 percent from the prior year.

        The impact of foreign currency translation during the third quarter of fiscal 2006 decreased sales by $13.0 million. This was primarily due to the weakening of the Euro and the Japanese Yen against the U.S. dollar. The impact of foreign currency translation year-to-date as of the third quarter of fiscal 2006 decreased sales by $29.1 million. Worldwide sales for the third quarter of fiscal 2006, excluding the impact of foreign currency translation, increased 7.6 percent from the third quarter of the prior year, and 7.0 percent year-to-date. The impact of foreign currency translation decreased net earnings by $0.6 million and $1.1 million for the three and nine-month periods of fiscal 2006, respectively.

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

        Following is a reconciliation to the most comparable GAAP financial measure of this non-GAAP financial measure (thousands of dollars):

	Three Months Ended April 30		Nine Months Ended April 30

	2006	2005	2006	2005

Net sales, excluding foreign currency translation	$442,826	$402,774	$1,255,252	$1,142,253
Foreign currency translation	(12,968)	8,890	(29,083)	30,741

Net sales	$429,858	$411,664	$1,226,169	$1,172,994

Net earnings, excluding foreign currency translation	$37,627	$30,824	$97,186	$83,571
Foreign currency translation	(615)	509	(1,067)	1,872

Net earnings	$37,012	$31,333	$96,119	$85,443

        Gross margin for the third quarter of fiscal 2006 was 33.5 percent compared to 32.5 percent for the third quarter in the prior year. Higher costs for petroleum-based raw materials and freight are being offset by cost reduction efforts and selective price increases. Plant rationalization costs totaled $0.7 million in the third quarter compared to prior year plant rationalization costs of $1.1 million. Year-to-date plant rationalization costs totaled $3.9 million compared to prior year plant rationalization costs of $3.2 million. Operating expenses during the third quarter of fiscal 2006 were $90.9 million, or 21.1 percent of sales, compared to $90.7 million, or 22.0 percent of sales in the prior year period. Year-to-date operating expenses were 21.7 percent of sales for both the prior year quarter and year-to-date periods.

        Other income for the third quarter of fiscal 2006 totaled $0.9 million, down from $1.0 million in the third quarter of the prior year. Other income for the third quarter of fiscal 2006 consisted of income from unconsolidated affiliates of $1.2 million, interest income of $0.4 million and other expense of $0.7 million. For the third quarter of fiscal 2006, interest expense was $2.3 million, down from $2.5 million in the third quarter of the prior year, driven primarily by lower short-term borrowings. Year-to-date other income totaled $6.2 million, down from to $6.3 million reported in the prior year. Year-to-date interest expense was $7.2 million, up from $6.7 million in the prior year.

        The effective tax rate of 28.6 percent for the third quarter and 27.9 percent year-to-date compares to 24.6 percent and 26.2 percent for the same periods in the prior year, respectively. The nine month rate for the current year includes a $0.9 million benefit related to research and development tax credits associated with an amended return filed in the first quarter of 2006, resulting in a lower rate for the nine month period. We continue to expect our annual effective tax rate to be approximately 28 percent before the effect of the repatriation dividend discussed below. The higher effective tax rate as compared to the prior year is primarily a result of the mix of earnings in our various jurisdictions. Higher tax jurisdictions such as Japan, Germany and the United States are expected to contribute a higher proportion of our taxable earnings in the current year. The unfavorable timing of the phase-out/phase-in provisions of the United States export credit versus the manufacturing credit and the expiration of the research and development credit are also affecting the rate. The Company undergoes examination by various taxing authorities in the multiple jurisdictions in which it operates. Such taxing authorities may require that changes in the amount of tax expense or valuation allowance be recognized when their interpretations differ from those of management. The Company maintains reserves against such differences and the effect of such adjustments are recorded at the time of resolution of the applicable examination.

        In the fourth quarter of 2005, the Company approved a plan to repatriate a total of $90.8 million of its accumulated foreign earnings, of which $80.0 million is taxed under the favorable terms of the American Jobs Creation Act of 2004. This resulted in an additional U.S. income tax provision of $4.0 million in the fourth quarter of 2005. On May 23, 2006, the Company’s Board of Directors approved a second foreign cash repatriation plan for an additional $80.0 million of its accumulated foreign earnings through the end of fiscal 2006, or a total of $160.0 million that will be taxed under the favorable terms of the American Jobs Creation Act of 2004. Such action will result in recognition of an additional $3.6 million of incremental tax expense during the fourth quarter of 2006.

        Total open order backlog at April 30, 2006 was $493 million, up 19 percent, or $79 million, compared to the prior year. Backlog is one of many indicators of business conditions in our markets. However, it is not always indicative of future results for a number of reasons, including short lead times in our aftermarket and the timing of receipt of orders in many of our original equipment and industrial markets. In the Engine Products segment, total open order backlog increased 18 percent from the prior year. In the Industrial Products segment, total open order backlog increased 23 percent from the prior year.

Operations by Segment

        Following is financial information for the Company’s Engine Products and Industrial Products segments. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, interest income and expense and non-operating income and expenses. During the first quarter of 2006, the Company adjusted its basis of measurement for earnings before income taxes such that certain expenses, such as amortization of intangibles, which were previously considered to be Corporate and Unallocated, are now included in the Engine and Industrial Products segment results. The impact of the change in the basis of measurement resulted in approximately $4.0 million and $12.0 million of Corporate and Unallocated expenses being charged to the Engine and Industrial Products segments’ aggregate earnings before income taxes in the three months and nine months ended April 30, 2006 as compared to the same periods of fiscal 2005, respectively. This change resulted in approximately $2.0 million and $6.0 million of additional expense to each of the Engine and Industrial Products segments during the three months and nine months ended April 30, 2006, respectively. This adjustment to the basis of measurement of segment earnings did not change the business components included in each of the Company’s reportable segments.

        Segment detail is summarized as follows (thousands of dollars):

	Engine Products	Industrial Products	Corporate and Unallocated	Total Company

Three Months Ended April 30, 2006:
Net sales	$258,448	$171,410	—	$429,858
Earnings before income taxes	40,784	14,855	(3,802)	51,837
Three Months Ended April 30, 2005:
Net sales	$243,212	$168,452	—	$411,664
Earnings before income taxes	37,669	14,392	(10,481)	41,580
Nine Months Ended April 30, 2006:
Net sales	$723,456	$502,713	—	$1,226,169
Earnings before income taxes	96,988	43,006	(6,662)	133,332
Assets	431,735	437,654	233,152	1,102,541
Nine Months Ended April 30, 2005:
Net sales	$680,229	$492,765	—	$1,172,994
Earnings before income taxes	95,926	37,994	(18,217)	115,703
Assets	413,586	435,194	294,202	1,142,982

        Following are net sales by product category within the Engine Products and Industrial Products segment (thousands of dollars):

	Three Months Ended April 30		Nine Months Ended April 30

	2006	2005	2006	2005

Engine Products segment:
Off-road products	$84,013	$79,316	$225,839	$211,849
Transportation products	47,216	45,572	135,954	129,847
Aftermarket products	127,219	118,324	361,663	338,533

Total Engine Products Segment	$258,448	$243,212	$723,456	$680,229

Industrial Products segment:
Industrial filtration solutions products	$109,238	$105,824	$318,881	$311,258
Gas turbine products	26,168	27,995	78,947	81,623
Special applications products	36,004	34,633	104,885	99,884

Total Industrial Products segment	$171,410	$168,452	$502,713	$492,765

Total Company	$429,858	$411,664	$1,226,169	$1,172,994

        Engine Products Segment    For the third quarter of fiscal 2006, worldwide sales in the Engine Products segment continued to be strong, reporting year-over-year increases across all product categories within that segment. Engine Product sales were a record $258.4 million in the third quarter of fiscal 2006, an increase of 6.3 percent from $243.2 million in the third quarter of the prior year. Total third quarter Engine Product sales in the United States were up 8.0 percent compared to the same period in the prior year and international sales increased by 3.9 percent. Year-to-date, worldwide net sales were $723.5 million, an increase of 6.4 percent from $680.2 million in the prior year. International Engine Product sales increased 4.6 percent and sales in the United States increased 7.6 percent from the prior year on a year-to-date basis.

        Worldwide sales of off-road products in the third quarter of fiscal 2006 were $84.0 million, an increase of 5.9 percent from $79.3 million in the third quarter of the prior year. Domestic sales in off-road products increased 2.6 percent due to strength in new construction and mining equipment demand. International sales were up 10.2 percent from the third quarter of the prior year with increases in Asia of 14.4 percent and increases in Europe of 8.9 percent. Year-to-date, worldwide off-road sales totaled $225.8 million, an increase of 6.6 percent from $211.8 million in the prior year. Year-to-date sales of off-road products internationally and in the United States increased 8.3 percent and 5.2 percent, respectively, from the prior year. The Company’s off-road business continued to be strong globally as demand remained good in the construction and mining end-markets around the world.

        Worldwide sales in transportation products in the third quarter of fiscal 2006 were $47.2 million, an increase of 3.6 percent from $45.6 million in the third quarter of the prior year. Transportation product sales increased in the United States by 6.5 percent as a result of higher new truck build rates which was partially offset by decreased sales in Europe and Asia of 2.1 percent and 7.1 percent, respectively primarily as a result of the weaker Euro and Japanese Yen. Year-to-date, worldwide transportation product sales totaled $136.0 million, an increase of 4.7 percent from $129.8 million in the prior year. International transportation product sales decreased 1.0 percent from the prior year on a year-to-date basis. Transportation sales in the United States increased 6.7 percent from the prior year on a year-to-date basis.

        Worldwide sales of aftermarket products in the third quarter of fiscal 2006 were $127.2 million, an increase of 7.5 percent from $118.3 million in the third quarter of the prior year. Domestic aftermarket sales grew 12.5 percent as equipment utilization rates remained strong. International sales were up 1.7 percent from the third quarter of the prior year primarily driven by sales increases in Mexico partially offset by a decrease in South Africa. Year-to-date, worldwide aftermarket sales totaled $361.7 million, an increase of 6.8 percent from $338.5 million in the prior year. Year-to-date international and United States aftermarket product sales increased 3.6 percent and 9.5 percent, respectively.

        Industrial Products Segment    For the third quarter of fiscal 2006, worldwide sales in the Industrial Products segment were $171.4 million, an increase of 1.8 percent from $168.5 million in the third quarter of the prior year. Total third quarter sales in the United States and internationally were up 3.7 percent and 0.8 percent compared to the same period in the prior year. Year-to-date, worldwide net sales were $502.7 million, an increase of 2.0 percent from $492.8 million in the prior year. International Industrial Product sales increased 1.6 percent and sales in the United States increased 2.9 percent from the prior year on a year-to-date basis.

        Worldwide sales of industrial filtration solutions products in the third quarter of fiscal 2006 were $109.2 million, an increase of 3.2 percent from $105.8 million in the third quarter of the prior year. Domestic sales increased 3.5 percent due to strong sales of industrial dust collectors and the benefit from the sales of a recent acquisition. International sales increased 3.0 percent in the third quarter of fiscal 2006 over the prior year with sales in Asia and South Africa showing increases of 12.3 percent and 27.4 percent, respectively, while sales in Europe remained consistent with prior year. Year-to-date, worldwide sales of industrial filtration solutions products were $318.9 million, up 2.4 percent from $311.3 million in the prior year. International industrial filtration solutions product sales decreased 0.6 percent from the prior year on a year-to-date basis. Sales in the United States increased 7.5 percent from the prior year on a year-to-date basis.

        Worldwide sales of gas turbine products in the third quarter of fiscal 2006 were $26.2 million, a decrease of 6.5 percent from sales of $28.0 million in the third quarter of the prior year. Domestic gas turbine sales increased 20.2 percent. International sales in gas turbine products declined 20.3 percent. Year-to-date, worldwide gas turbine sales were $78.9 million, down 3.3 percent from $81.6 million in the prior year. International gas turbine sales decreased 3.3 percent from the prior year, while gas turbine sales in the United States decreased 3.2 percent over the prior year on a year-to-date basis.

        Worldwide sales of special application products in the third quarter of fiscal 2006 were $36.0 million, an increase of 4.0 percent from $34.6 million in the third quarter of the prior year. International sales in special application products increased 9.1 percent in the third quarter of fiscal 2006 over the prior year with an increase in Asia of 11.9 percent partially offset by a decrease in Europe of 6.0 percent. Year-to-date, worldwide special application sales were $104.9 million, an increase of 5.0 percent from $99.9 million in the prior year. International special application sales increased 9.7 percent from the prior year with an increase in Asia of 11.9 percent partially offset by a decrease in Europe of 1.4 percent.

Liquidity and Capital Resources

        The Company generated $102.0 million of cash and cash equivalents from operations during the first nine months of fiscal 2006. Operating cash flows, which increased by $6.1 million from the same period in the prior year, included the payment of the previously accrued EPC judgment of $14.2 million, the payment of $22.3 million to the Company’s defined benefit plans, and the presentation of the tax benefit of equity plans of $12.8 million. The tax benefit is required to be presented as a financing activity pursuant to new accounting standards. The tax benefit from equity plans was presented as an operating cash flow in the prior period and not shown separately as a financing activity. Operating cash flows and cash on hand were used during the first nine months of fiscal 2006 to support $48.8 million in capital additions, the repurchase of 2.3 million outstanding shares of the Company’s common stock for $73.1 million, the payment of $36.7 million in debt and the payment of $19.9 million in dividends. For additional information regarding share repurchases see Part II Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

        At the end of the third quarter, the Company held $72.9 million in cash and cash equivalents, down from $134.1 million at July 31, 2005. Short-term debt totaled $72.7 million, down from $102.0 million at July 31, 2005. The amount of unused lines of credit as of April 30, 2006 was approximately $147.7 million. Long-term debt of $99.5 million at April 30, 2006 decreased slightly from $103.3 million at July 31, 2005 and represented 15.4 percent of total long-term capital, compared to 16.5 percent at July 31, 2005. During the remainder of fiscal 2006, the Company may make optional contributions of up to $17 million to its defined benefit plans.

        The following table summarizes the Company’s contractual obligations as of April 30, 2006 (in thousands):

	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term debt obligations	$102,925	$5,037	$38,294	$41,297	$18,297
Capital lease obligations	2,299	680	1,257	126	236
Interest on long-term obligations	21,971	5,081	8,217	4,293	4,380
Operating lease obligations	9,902	4,936	4,643	323	—
Purchase obligations(1)	110,802	110,342	460	—	—
Deferred compensation and other(2)	10,573	1,609	2,996	1,813	4,155

Total	$258,472	$127,685	$55,867	$47,852	$27,068

(1)	Purchase obligations consist primarily of inventory, tooling, contract employment services and capital expenditures. The Company’s purchase orders for inventory are based on expected customer demand, and quantities and dollar volumes are subject to change.
(2)	Deferred compensation and other consists primarily of salary and bonus deferrals elected by certain executives under the Company’s deferred compensation plan. Deferred compensation balances earn interest based on a treasury bond rate as defined by the plan, and are payable at the election of the participants.

        At April 30, 2006, the Company had a contingent liability for standby letters of credit totaling $18.7 million that have been issued and are outstanding. The letters of credit guarantee payment to beneficial third parties in the event the Company is in breach of specified contract terms as detailed in each letter of credit. At April 30, 2006, there are no amounts drawn upon these letters of credit.

        The Company has a five-year, unsecured, multi-currency revolving facility with a group of banks under which the Company may borrow up to $150.0 million. As of April 30, 2006, borrowings under these facilities were $45.0 million. This facility expires on September 2, 2009.

        Certain note agreements contain debt covenants related to working capital levels and limitations on indebtedness. Further, the Company may be restricted from paying dividends or repurchasing common stock if its tangible net worth (as defined) does not exceed certain minimum levels. As of April 30, 2006, the Company was in compliance with these debt covenants.

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

Outlook

        Overall, the Company expects mid- to high- single digit sales growth for the Engine Products segment in fiscal 2006. The Company expects North American heavy-duty new truck build rates throughout calendar 2006 to remain at their current high levels as truck manufacturers are near capacity. Due to the 2007 emissions regulations, the Company expects continued strong sales of North American truck products during the first half of fiscal 2007 as customers purchase prior to the regulations taking effect. During the second half of fiscal 2007, the Company expects a decline of approximately $25 million as compared to the second half of fiscal 2006 in North American truck product sales as a result of the new emissions standards as well as the decision by one of our customers to comply with the new regulations using an internally developed solution. Sales of off-road products are expected to remain strong worldwide with robust conditions continuing in the production of new construction and mining equipment. Both North American and international aftermarket sales are expected to continue growing as a result of strong equipment utilization, continued growth by our OEM customers of their replacement parts businesses, and the growing amount of equipment with our PowerCore™ filtration systems driving replacement filter sales growth.

        The Company expects mid-single digit sales growth in fiscal 2006 for its Industrial Products segment. Industrial filtration solutions sales are expected to continue growing with healthy industrial conditions in North America and Asia. Globally, we expect mid-single digit sales growth for the full-year in gas turbine as strength is seen in both the international and the oil and gas markets. Market conditions for special application products are expected to remain strong.

        The Company expects fiscal 2006 plant rationalization and new plant start-up expenses to be $6 million to $7 million. The fourth quarter impact is expected to be $2.2 million to $3.2 million.

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

        Risks Associated with International Operations    The Company has sales and manufacturing operations in numerous countries, including China, India, Indonesia, Japan, Korea, Malaysia, Philippines, Singapore and other Asia-Pacific countries, Western and Eastern Europe, the Middle East, Africa, Canada, Mexico, Central America and South America. The stability, growth and profitability of this portion of the Company’s business may be affected by changes in political and military events, trade, monetary and fiscal policies and the laws and regulations of the United States and other nations. In addition, the Company’s international operations are subject to the risk of new political and military events, legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, potential difficulties in staffing and managing local operations, credit risk of local customers and distributors, potential difficulties in protecting intellectual property and local economic, political and social conditions.

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

        Risks Relating to Acquisitions    The Company has in the past and may in the future pursue acquisitions of complementary product lines, technologies or businesses. Acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets, which could adversely affect the Company’s profitability. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, assumption of unanticipated legal liabilities and the potential loss of key employees of the acquired company. There can be no assurance as to the effect of acquisitions on the Company’s results.

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

        Sales to Caterpillar, Inc. and its subsidiaries have accounted for greater than 10 percent of the Company’s net sales in the past two fiscal years. An adverse change in Caterpillar’s financial performance or a material reduction in sales to this customer could negatively impact the Company’s operating results.

        Availability and Cost of Materials    The Company obtains raw material and certain manufactured components from third-party suppliers. The cost of many of these materials is impacted by fluctuations in energy prices. The Company maintains limited raw material inventories, and as a result, even brief unanticipated delays in delivery, increases in prices by suppliers, or changes in energy costs may adversely affect the Company’s ability to satisfy its customers on delivery and pricing and thereby affect the Company’s financial performance.

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

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report (the Evaluation Date), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
(b)	Changes in Internal Control over Financial Reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with such evaluation during the fiscal quarter ended April 30, 2006, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

        The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended April 30, 2006.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

February 1 – February 28, 2006	8,683	$34.83	—	1,119,600 shares
March 1 – March 31, 2006	342,700	$33.47	342,700	8,000,000 shares
April 1 – April 30, 2006	423,142	$33.45	403,200	7,596,800 shares
Total	774,525	$33.48	745,900	7,596,800 shares

(1)	On March 31, 2006, the Company announced that the Board of Directors authorized the repurchase of up to 8.0 million common shares. This repurchase authorization, which is effective until terminated by the Board of Directors, replaces the existing authority that was authorized on January 17, 2003. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the quarter ended April 30, 2006. However, the table above includes 28,625 previously owned shares tendered by option holders in payment of the exercise price of options. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of exercising stock options or payment of equity-based awards.

Item 6.  Exhibits

3-A – Restated Certificate of Incorporation of Registrant as currently in effect

3-B – Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Registrant, dated as of March 3, 2006

*3-C – By-laws of Registrant as currently in effect (Filed as Exhibit 3-B to 2003 Form 10-K Report)

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

DONALDSON COMPANY, INC.
(Registrant)

Date: June 2, 2006	By /s/ William M. Cook William M. Cook Chairman, President and Chief Executive Officer
Date: June 2, 2006	By /s/ Thomas R. VerHage Thomas R. VerHage Vice President and Chief Financial Officer (principal financial officer)
Date: June 2, 2006	By /s/ James F. Shaw James F. Shaw Controller (principal accounting officer)