Form 10-K
period 2006-07-31
DONALDSON CO INC
filed 2006-10-03
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended July 31, 2006 or

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
for the transition period from __________ to __________

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

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒   No ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒      Accelerated filer ☐      Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

        As of January 31, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $2,818,808,220 (based on the closing price of $34.55 as reported on the New York Stock Exchange as of that date).

        As of September 30, 2006, there were approximately 80,793,495 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

        Portions of (1) the Company’s Annual Report to Shareholders for the fiscal year ended July 31, 2006 are incorporated in Item 6 of Part II, and (2) the Proxy Statement for the 2006 annual shareholders’ meeting are incorporated by reference in Part III, as specifically set forth in Part III.

DONALDSON COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Item 1.  BUSINESS

General

        Donaldson Company, Inc. (“Donaldson” or the “Company”) was founded in 1915 and organized in its present corporate form under the laws of the State of Delaware in 1936.

        The Company is a worldwide manufacturer of filtration systems and replacement parts. The Company’s product mix includes air and liquid filters and exhaust and emission control products for mobile equipment; in-plant air cleaning systems; compressed air purification systems; air intake systems for industrial gas turbines and specialized filters for such diverse applications as computer disk drives and semi-conductor processing. Products are manufactured at more than 30 plants around the world and through three of our joint ventures. The Company has two reporting segments engaged in the design, manufacture and sale of systems to filter air and liquid and other complementary products. The two segments are Engine Products and Industrial Products. Products in the Engine Products segment consist of air intake systems, exhaust and emissions systems, liquid filtration systems and replacement parts. The Engine Products segment sells to original equipment manufacturers (“OEM”) in the construction, mining, agriculture and transportation markets and to independent distributors, OEM dealer networks, private label accounts and large equipment fleets. Products in the Industrial Products segment consist of dust, fume and mist collectors, compressed air purification systems, liquid filters and parts, static and pulse-clean air filter systems for gas turbines, and specialized air filtration systems for diverse applications including computer disk drives. The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines and OEMs and end-users requiring highly purified air.

        The table below shows the percentage of total net sales contributed by the principal classes of similar products for each of the last three fiscal years:

	Year Ended July 31

	2006	2005	2004

Engine Products segment
Off-road equipment products (including defense products)	18%	18%	17%
Truck products	11%	11%	11%
Aftermarket products (including replacement part sales to our OEMs)	29%	29%	29%
Industrial Products segment
Industrial filtration solutions products	26%	27%	26%
Gas turbine systems products	8%	7%	9%
Special applications products	8%	8%	8%

        Financial information about segment operations appears in Note J in the Notes to Consolidated Financial Statements on page 44.

        The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, available free of charge through its website, at www.donaldson.com, as soon as reasonably practicable after it electronically files such material with (or furnishes such material to) the Securities and Exchange Commission. Also available on the Company’s website are various corporate governance documents, including the Company’s code of business conduct and ethics, corporate governance guidelines, Audit Committee charter, Human Resources Committee charter, and Corporate Governance Committee charter. These documents are available in print free of charge to any shareholder who requests them. The information contained on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be part of this Form 10-K.

Seasonality

        The Company’s business in aggregate is not considered to be seasonal. A number of our end markets are dependent on the construction and agricultural industries, which are generally stronger in the second half of our fiscal year.

Competition

        Principal methods of competition in both the Engine Products and Industrial Products segments are price, geographic coverage, service and product performance. The Company competes in a number of highly competitive filtration markets in both the Engine Products and Industrial Products segments. The Company believes it is a market leader in many of its primary product lines. The Industrial Products segment’s principal competitors vary from country to country and include several large regional or global competitors and a significant number of small competitors who compete in a limited geographical region or in a limited number of product applications. The Company believes within the Engine Products segment it is a market leader in its off-road equipment and truck product lines for OEMs and is a significant participant in the aftermarket for replacement filters and hard parts. The Engine Products segment’s principal competitors vary from country to country and include several large regional or global competitors, and small regional competitors, especially in the engine aftermarket businesses.

Raw Materials

        Although the Company experienced an increase in commodity prices, during the year, the Company responded through a combination of cost reductions and by recovering a portion of these price increases from customers. The Company experienced no other significant or unusual problems in the purchase of raw materials or commodities. The Company has more than one source of raw materials essential to its business. The Company is not required to carry significant amounts of inventory to meet rapid delivery demands or secure supplier allotments. However, the Company does stock limited amounts of inventory in order to meet anticipated customer demand.

Patents and Trademarks

        The Company owns various patents and trademarks, which it considers in the aggregate to constitute a valuable asset. However, it does not regard the validity of any one patent or trademark as being of material importance.

Major Customers

        Sales to Caterpillar Inc. and its subsidiaries (“Caterpillar”) accounted for 12 percent of net sales in 2006 and 2005, respectively, and 10 percent of net sales in 2004. Caterpillar has been a customer of the Company for many years and it purchases many models and types of products for a variety of applications. Sales to the U.S. Government do not constitute a material portion of the Company’s business. There were no customers over 10 percent of gross accounts receivable in 2006 or 2005.

Backlog

        At August 31, 2006, the backlog of orders expected to be delivered within 90 days was $291,011,000. The 90-day backlog at August 31, 2005 was $227,243,000. Backlog is one of many indicators of business conditions in our market. However, it is not always indicative of future results for a number of reasons, including short lead times in our aftermarket and the timing of receipt of orders in many of our original equipment and industrial markets.

Research and Development

        During 2006, the Company spent $33,887,000 on research and development activities relating to the development of new products or improvements of existing products or manufacturing processes. The Company spent $32,234,000 in 2005 and $30,487,000 in 2004 on research and development activities. Essentially all commercial research and development is Company-sponsored.

Environmental Matters

        The Company does not anticipate any material effect on its capital expenditures, earnings or competitive position during fiscal 2007 due to compliance with government regulations involving environmental matters.

Employees

        The Company employed approximately 11,500 persons in worldwide operations as of August 31, 2006.

Geographic Areas

        Financial information about geographic areas appears in Note J of the Notes to Consolidated Financial Statements on page 44.

Item 1A.  RISK FACTORS

        There are inherent risks and uncertainties associated with our global operations that involve manufacturing and sale of products for highly demanding customer applications throughout the world. The risks and uncertainties associated with our business could adversely affect our operating performance or financial condition. The following discussion along with discussions elsewhere in this report outlines the risks and uncertainties that we believe are the most material to our business. However, these are not the only risks or uncertainties that could affect our business. Therefore, the following is not intended to be a complete discussion of all potential risks or uncertainties.

Unfavorable fluctuations in foreign currency exchange rates could negatively impact our results of operations and financial position.

        We have operations in many countries. Each of our subsidiaries reports its results of operations and financial position in its relevant foreign currency, which is then translated into United States dollars. The translated financial information is included in our consolidated financial statements. The strengthening of the United States dollar in comparison to the foreign currencies of our subsidiaries could have a negative impact on our results of operations or financial position.

Operating internationally carries risks which could negatively effect our financial performance.

        We have sales and manufacturing operations throughout the world, with the heaviest concentrations in North America, Europe and Asia. Our stability, growth and profitability are subject to a number of risks of doing business internationally that could harm our business, including:

•	political and military events,
•	legal and regulatory requirements in local jurisdictions,
•	tariffs and trade barriers,
•	potential difficulties in staffing and managing local operations,
•	credit risk of local customers and distributors,
•	difficulties in protecting intellectual property, and
•	local economic, political and social conditions, specifically in China where we have significant investments in both our Engine and Industrial products segments.

Maintaining a competitive advantage requires continuing investment, with uncertain returns.

        We operate in highly competitive markets and have numerous competitors who may already be well established in those markets. We experience price pressures from these competitors in certain product lines and geographic markets. We expect our competitors to continue improving the design and performance of their products and to introduce new products that are competitive in both price and performance. We believe that we have certain technological advantages over our competitors but maintaining these advantages requires us to continually invest in research and development, sales and marketing and customer service and support. There is no guarantee that we will be successful in maintaining these advantages. We are currently making investments in emissions technology development to meet the changing regulatory requirements worldwide. Our financial performance may be negatively impacted if a competitor’s successful product innovation reaches the market before ours or gains broader market acceptance before our product offerings.

        A number of our major OEM customers manufacture component products for their own use. Although these OEM customers rely on us and other suppliers for other of their component products, they could choose to manufacture additional component products for their own use. There is also a risk that one of our customers would acquire one of our competitors.

        We may be adversely impacted by changes in technology that could reduce or eliminate the demand for our products. We are at risk with respect to:

•	Breakthroughs in technology which provide a viable alternative to diesel engines.
•	Reduced demand for disk drive products if our customers further develop flash memory or a similar technology which would eliminate the need for filtration solutions.

Acquisitions may not necessarily have a positive impact on our results.

        We have and continue to pursue acquisitions of complementary product lines, technologies and businesses. We cannot guarantee that these acquisitions will have a positive impact on our results. These acquisitions could negatively impact our profitability due to dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets. There are also a number of risks involved in acquisitions. For example, we could have difficulties in assimilating the acquired operations, assume unanticipated legal liabilities or lose key employees of the acquired company.

Compliance with environmental laws and regulations can be costly.

        We are subject to many environmental laws and regulations in the jurisdictions in which we operate. We incur product development capital and operating costs in order to comply with these laws and regulations. We may be adversely impacted by new or changing environmental laws and regulations that affect both our operations and our ability to develop and sell products that meet our customers’ product and performance requirements.

Demand for our products relies on economic and industrial conditions worldwide.

        Demand for certain of our products tends to be cyclical and responds to varying levels of construction, agricultural, mining and industrial activity in the United States and in other industrialized nations.

        Sales to Caterpillar, Inc. and its subsidiaries have accounted for greater than 10 percent of our net sales in the past three fiscal years. An adverse change in Caterpillar’s financial performance or a material reduction in our sales to it could negatively impact our operating results.

Unavailable or higher cost materials could result in our customers being dissatisfied.

        We obtain raw material and certain manufactured components from third-party suppliers and tend to carry limited raw material inventories. Even a brief unanticipated delay in delivery or increases in prices by our suppliers could result in the inability to satisfy our customers on delivery and pricing. This could negatively affect our financial performance.

Changes in our product mix impacts our financial performance.

        We sell products in various product lines that have varying profit margins. Our financial performance can be impacted positively or negatively depending on the mix of products we sell during a given period as compared to a previous period.

Item 1B.  UNRESOLVED STAFF COMMENTS

        None.

Item 2.  PROPERTIES

        The Company’s principal office and research facilities are located in Bloomington, Minnesota, a suburb of Minneapolis, Minnesota. The principal European administrative and engineering offices are located in Leuven, Belgium. The Company also has extensive operations in Asia-Pacific.

        The Company’s principal plant activities are carried out in the United States and internationally. Following is a summary of the principal plants and other materially important physical properties owned or leased by the Company.

U.S. Facilities
Auburn, Alabama (E)
Dixon, Illinois
Frankfort, Indiana
Cresco, Iowa
Grinnell, Iowa (E)
Nicholasville, Kentucky
Bloomington, Minnesota
Chillicothe, Missouri (E)
Philadelphia, Pennsylvania (I)
Maryville, Tennessee (I)
Greeneville, Tennessee (E)
Baldwin, Wisconsin
Stevens Point, Wisconsin

Joint Venture Facilities
Champaign, Illinois (E)
Jakarta, Indonesia
Dammam, Saudi Arabia (I)

Distribution Centers
Ontario, California*
Rensselaer, Indiana
Antwerp, Belgium*
Singapore*

International Facilities
Wyong, Australia
Brugge, Belgium (I)
Athens, Canada (I)
Hong Kong, China*
Wuxi, China* (I)
Wuxi, China (E)
Kadan, Czech Republic (I)
Klasterec, Czech Republic (E)
Domjean, France (E)
Carrieres Sur Seine, France (E)
Dulmen, Germany (E)
Flensburg, Germany (I)
Haan, Germany (I)
New Delhi, India
Ostiglia, Italy
Gunma, Japan
Aguascalientes, Mexico (E)
Monterrey, Mexico (I)
Cape Town, South Africa
Johannesburg, South Africa*
Barcelona, Spain (I)
Rayong, Thailand (I)
Hull, United Kingdom
Leicester, United Kingdom (I)

        The Company’s properties are utilized for both the Engine and Industrial Product segments except as indicated with an (E) for Engine or (I) for Industrial. The Company also leases certain of its facilities, primarily under long-term leases, some of which provide for options to purchase the facilities at the end of the lease term. The denoted facilities (*) are leased facilities. The Company’s properties are considered to be suitable for their present purposes, well-maintained and in good operating condition.

Item 3.  LEGAL PROCEEDINGS

        The Company is not currently subject to any pending litigation other than litigation which arises out of and is incidental to the conduct of the Company’s business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. The Company does not consider any of such proceedings that are currently pending to be likely to result in a material adverse effect on the Company’s consolidated financial position or results of operation.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders of the Company during the quarter ended July 31, 2006.

Executive Officers of the Registrant

        Current information regarding executive officers is presented below. All terms of office are for one year. There are no arrangements or understandings between individual officers and any other person pursuant to which the officer was selected as an executive officer.

Name	Age	Positions and Offices Held	First Year Elected or Appointed as an Executive Officer

William M. Cook	53	Chairman, President and Chief Executive Officer	1994
Thomas R. VerHage	53	Vice President and Chief Financial Officer	2004
Norman C. Linnell	47	Vice President, General Counsel and Secretary	1996
Charles J. McMurray	52	Senior Vice President, Industrial Products, Technology and South Africa	2003
Lowell F. Schwab	58	Senior Vice President, Engine Systems and Parts	1994
William I. Vann	61	Vice President, NAFTA Operations and Mexico	2004
Geert Henk Touw	60	Senior Vice President, Asia-Pacific	2004
Sandra N. Joppa	41	Vice President, Human Resources, Communications and Facilities	2005

        Mr. Cook, Mr. Linnell and Mr. Schwab each has served as an officer of the Company during the past five years. Mr. VerHage was appointed Vice President and Chief Financial Officer in March 2004. Prior to that time Mr. VerHage was a partner for Deloitte & Touche, LLP, an international accounting firm, from 2002 to 2004 and prior to this a partner for Arthur Andersen, LLP, an international accounting firm, from 1987 to 2002. Mr. McMurray was appointed Vice President, Human Resources in September 2003 and was promoted to Vice President, Human Resources, Information Technology, Europe, South Africa and Mexico in August 2005. In September 2006, Mr. McMurray was promoted to Senior Vice President, Industrial Products, Technology, and South Africa. Mr. McMurray served as Director of Information Technology from 2001 to 2003. Mr. Vann was appointed Vice President, Operations in May 2004 and prior to that served as General Manager of Industrial Air Filtration from 2000 to 2004. Mr. Touw was appointed Senior Vice President, Asia-Pacific in November 2004 and prior to that served as Vice President and General Manager of Donaldson Europe, Middle East and South Africa from 2000 to 2004. Ms. Joppa was appointed Vice President, Human Resources and Communications in November 2005. Prior to that time Ms. Joppa was a Director of Human Resources at General Mills, a consumer food products company, from 1999 to 2005. In September 2006, James R. Giertz resigned his position as an executive officer of the Company to accept a position with Residential Capital Corporation.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The common shares of the Company are traded on the New York Stock Exchange under the symbol DCI. The amount and frequency of all cash dividends declared on the Company’s common stock for 2006 and 2005 appear in Note L of the Notes to Consolidated Financial Statements on page 48. Also see Note D on page 33 for restrictions on payment of dividends. As of September 30, 2006, there were 1,905 shareholders of record of common stock.

        The low and high sales prices for the Company’s common stock for each full quarterly period during 2006 and 2005 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2005	$25.11 — 30.27	$29.05 — 34.45	$29.40 — 32.84	$29.60 — 32.65
2006	$28.60 — 32.88	$29.91 — 34.64	$32.08 — 36.00	$30.16 — 33.99

        The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended July 31, 2006.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

May 1-May 31, 2006	—	—	—	7,596,800
June 1-June 30, 2006	868,000	$31.94	868,000	6,728,800
July 1-July 31, 2006	567,290	$31.94	566,800	6,162,000

Total	1,435,290	$31.94	1,434,800	6,162,000

(1)	On March 31, 2006, the Company announced that the Board of Directors authorized the repurchase of up to 8.0 million shares of common stock. This repurchase authorization, which is effective until terminated by the Board of Directors, replaced the existing authority that was authorized on January 17, 2003. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the quarter ended July 31, 2006. However, the table above includes 490 previously owned shares tendered by option holders in payment of the exercise price of options. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of exercising stock options or payment of equity-based awards.

Item 6.  SELECTED FINANCIAL DATA

        The information for the years 2002 through 2006 on page 8 of the 2006 Annual Report to Shareholders is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operation

        The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report.

        Overview    The Company manufactures filtration systems and replacement parts. The Company’s core strengths are leading filtration technology, strong customer relationships and global presence. The Company operates through two reporting segments, Engine Products and Industrial Products, and has a product mix including air and liquid filters and exhaust and emission control products. As a worldwide business, the Company’s results of operations are affected by global industrial and economic factors. The Company’s diversity between its original equipment and replacement parts customers, its diesel engine and industrial end markets, and its North American and international end markets has helped to limit the impact of these factors on the consolidated results of the Company. The continued strong demand in most of the Company’s end markets drove record earnings in fiscal 2006.

        The Company reported record sales in 2006 of $1.694 billion, up 6.2 percent from $1.596 billion in the prior year. The Company’s results were negatively impacted by foreign currency translation for the year. The impact of foreign currency translation during the year decreased sales by $25.3 million. Excluding the current year impact of foreign currency translation, worldwide sales increased 7.8 percent during the year.

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

	July 31, 2006	July 31, 2005

Net sales, excluding foreign currency translation	$1,719.6	$1,561.6
Current year foreign currency translation impact	(25.3)	34.1

Net sales	$1,694.3	$1,595.7

        Commodity prices continued to impact the Company during the year. These cost pressures were effectively offset by cost reduction programs, improved production efficiencies and selective price adjustments. Gross margin of 32.9 percent was up from the gross margin of 31.7 percent in the prior year.

        Operating expenses as a percent of net sales in fiscal 2006 were 21.5 percent, down from 21.9 percent in the prior year. Operating expenses in fiscal 2006 included $2.8 million of stock option expense that was not included in fiscal 2005. However, operating expenses in fiscal 2005 included $6.4 million, or $.05 per share, related to the ruling of the Federal Circuit on the patent litigation between the Company and Engineered Products Company, Inc. (“EPC”).

        Although not as significant as the impact on net sales, the Company’s net earnings were also negatively impacted by foreign currency translation for the year. The impact of foreign currency translation during the year decreased net earnings by $0.8 million. Excluding the current year impact of foreign currency translation, net earnings increased 20.4 percent during the year.

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

	July 31, 2006	July 31, 2005

Net earnings, excluding foreign currency translation	$133.1	$108.6
Current year foreign currency translation impact, net of tax	(0.8)	2.0

Net earnings	$132.3	$110.6

        The Company reported record diluted earnings per share of $1.55, a 22.1 percent increase from $1.27 in the prior year.

        During fiscal 2006, the Company’s Engine Products segment increased slightly from the prior year as a percent of total net sales at 58.5 percent compared to 57.9 percent in the prior year. For the Company’s Industrial Products segment, percent of total net sales decreased slightly to 41.5 percent from 42.1 percent in the prior year. The comparable sales percentages reflect the strength in the conditions in the markets that both segments serve and the continued strong demand in most of the end markets in each segment.

        Following is financial information for the Company’s Engine Products and Industrial Products segments. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, interest income and expense, non-operating income and expense and expenses not allocated to the business segments in the same period. During the first quarter of 2006, the Company adjusted its basis of measurement for earnings before income taxes such that certain expenses, such as amortization of intangibles, which were previously considered to be Corporate and Unallocated, are now included in the Engine and Industrial Products segment results. The impact of the change in the basis of measurement resulted in approximately $16.0 million of Corporate and Unallocated expenses being charged to the Engine and Industrial Products segments’ aggregate earnings before income taxes in fiscal 2006 as compared to fiscal 2005. This change resulted in approximately $8.0 million of additional expense to each of the Engine and Industrial Products segments during fiscal 2006. This adjustment to the basis of measurement of segment earnings did not change the business components included in each of the Company’s reportable segments. See further discussion of segment information in Note J of the Company’s Notes to Consolidated Financial Statements.

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company

	(thousands of dollars)
2006
Net sales	$991,554	$702,773	$—	$1,694,327
Earnings before income taxes	135,994	65,550	(12,377)	189,167
2005
Net sales	$923,840	$671,893	$—	$1,595,733
Earnings before income taxes	125,454	53,709	(24,430)	154,733
2004
Net sales	$811,543	$603,437	$—	$1,414,980
Earnings before income taxes	114,662	42,985	(15,811)	141,836

        Factors within the Company’s reporting segments that contributed to the Company’s results for fiscal 2006 included strong business conditions across the products within the Engine Products segment worldwide. North American heavy truck build rates remained at record levels. Strength in new construction and mining equipment spurred off-road equipment sales worldwide. Additionally, equipment utilization rates remained strong and sales of diesel emission retrofit equipment continued to ramp up throughout the year, driving aftermarket parts sales growth. In the Industrial Products segment, improvement initiatives, higher volumes and a focus on selling more replacement parts drove sales growth in the Company’s industrial filtration solutions products. Worldwide sales in gas turbine products were higher than the prior year as business conditions in that market began to strengthen, specifically in the Middle East, Asia and parts of Africa. Sales of special application products were strong with continued strong demand for computer hard drives and other consumer electronics impacting the Company’s special application products sales.

        Following are net sales by product within the Engine Products segment and Industrial Products segment:

	2006	2005	2004

	(thousands of dollars)
Engine Products segment:
Off-road products	$308,175	$286,230	$244,749
Truck products	184,303	175,048	156,373
Aftermarket products*	499,076	462,562	410,421

Total Engine Products segment	991,554	923,840	811,543

Industrial Products segment:
Industrial filtration solutions	440,230	424,727	370,095
Gas turbine products	121,194	112,872	117,705
Special application products	141,349	134,294	115,637

Total Industrial Products segment	702,773	671,893	603,437

Total Company	$1,694,327	$1,595,733	$1,414,980

*	Includes replacement part sales to our original equipment manufacturers.

        Outlook    The Company expects mid single-digit sales growth in fiscal 2007 for sales in its Engine Products segment. North American heavy-duty truck build rates are expected to remain at their current high levels through calendar 2006 as truck manufacturers are near capacity. Build rates are then expected to decrease resulting in a decrease in sales of approximately $30 million to $35 million in the second half of fiscal 2007 as compared to the second half of 2006 as a result of the implementation of the new diesel emissions standards. Strong worldwide conditions are expected to continue in the production of new construction and mining equipment. Aftermarket sales are expected to grow with continued strong equipment utilization, ongoing growth by our OEM customers of their replacement parts business and the increasing amount of equipment in the field with the Company’s PowerCore™ filtration systems. The Company expects sales growth in fiscal 2007 for its Industrial Products segment to be in the low double-digits. Industrial filtration solutions sales growth is expected to continue with healthy global industrial conditions. Globally, the Company expects full-year gas turbine sales to continue rebounding with sales increasing approximately 20 percent. Market conditions for special applications products are expected to remain strong.

Fiscal 2006 Compared to Fiscal 2005

        Engine Products Segment    The Engine Products segment sells to OEMs in the construction, mining, agriculture and transportation markets and to independent distributors, OEM dealer networks, private label accounts and large equipment fleets. Products include air intake systems, exhaust and emissions systems, liquid filtration systems and replacement filters.

        Sales for the Engine Products segment were $991.6 million, an increase of 7.3 percent from $923.8 million in the prior year, reflecting increased sales across all products within this segment both in the United States and internationally.

        Within the Engine Products segment, worldwide sales of off-road products were $308.2 million, an increase of 7.7 percent from $286.2 million in the prior year. Sales in the United States showed an increase of 5.8 percent due to continued improvements in new construction and mining equipment demand. Internationally, sales of off-road products were up 9.9 percent from the prior year with sales increasing in both Asia and Europe by 14.0 percent and 8.4 percent, respectively, reflecting the strength in the off-road equipment market internationally.

        Worldwide sales of truck products were $184.3 million, an increase of 5.3 percent from $175.0 million in the prior year. Truck products sales in the United States increased 6.9 percent from the prior year due to record heavy truck build rates and strong diesel emission sales. International truck products sales increased 0.9 percent from the prior year. Strong sales in Europe resulted in an increase of 10.4 percent from stronger build rates and increased market share. Offsetting Europe’s increase was a decrease in sales in Asia of 5.9 percent primarily as a result of the weaker Japanese Yen.

        Worldwide aftermarket product sales of $499.1 million increased 7.9 percent from $462.6 million in the prior year as equipment utilization rates remained high spurring demand for replacement filters. Sales in the United States increased 9.1 percent over the prior year while international sales increased 6.5 percent with sales increasing in Europe, Asia and Mexico by 6.1 percent, 5.4 percent and 25.7 percent, respectively.

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

        Sales for the Industrial Products segment were $702.8 million, an increase of 4.6 percent from $671.9 million in the prior year resulting from stronger sales of industrial filtration solutions, gas turbine products and special application products.

        Within the Industrial Products segment, worldwide sales of industrial filtration solutions products of $440.2 million increased 3.6 percent from $424.7 million in the prior year. Sales in the United States, Asia, South Africa and Mexico increased 5.8 percent, 2.7 percent, 33.6 percent and 45.1 percent, respectively. Sales in Europe decreased 0.9 percent from the prior year reflecting stability in the market despite the negative impact of foreign currency translation.

        Worldwide sales of gas turbine products were $121.2 million, an increase of 7.4 percent from $112.9 million in the prior year as business conditions strengthened primarily toward the end of fiscal 2006.

        Worldwide sales of special application products were $141.3 million, a 5.3 percent increase from $134.3 million in the prior year. Sales in the United States decreased 16.9 percent from the prior year due primarily to softness in the end markets served by our membrane product line while sales in Europe and Asia increased 13.4 percent and 8.5 percent from the prior year, respectively, due to strong demand for computer hard drives and other consumer electronics.

        Consolidated Results    The Company reported record net earnings for 2006 of $132.3 million compared to $110.6 million in 2005, an increase of 19.7 percent. Diluted net earnings per share was a record $1.55, up 22.1 percent from $1.27 in the prior year. The Company’s operating income of $192.8 million increased from prior year operating income of $156.5 million by 23.2 percent. Operating income in the Engine Products segment as a percent of total operating income decreased to 67.7 percent from 77.4 percent in the prior year. Operating income in the Industrial Products segment as a percent of total operating income of 33.6 percent decreased from the prior year of 34.2 percent. This change is primarily attributable to the Company’s decision to adjust its basis of measurement for earnings before income taxes such that certain expenses, such as amortization of intangibles, which were previously considered to be Corporate and Unallocated, are now included in the Engine and Industrial Products segment results. This adjustment is discussed further in Note J. International operating income, prior to corporate expense allocations, totaled 77.2 percent of consolidated operating income in 2006 as compared to 82.7 percent in 2005. Of the 2006 international operating income, prior to corporate expense allocations, Europe contributed 42.4 percent while Asia contributed 48.5 percent. Total international operating income increased 15.0 percent from the prior year. This increase is attributable to strong sales of special application products and gas turbine systems.

        Gross margin for 2006 was 32.9 percent, an increase from 31.7 percent in the prior year. The margin benefited from the Company’s focus on cost reduction efforts, production efficiencies and some selective price increases. The Company continued its efforts to improve manufacturing infrastructure and reduce product costs through plant rationalization. Plant rationalization and start-up costs for new facilities were $5.4 million in 2006, up from the $4.0 million in the prior year.

        Operating expenses for 2006 were $363.8 million or 21.5 percent of sales, up from $349.1 million or 21.9 percent in the prior year. Operating expenses in fiscal 2006 included $2.8 million of stock option expense that was not included in fiscal 2005. Operating expenses in fiscal 2005 included a $6.4 million increase to the Company’s legal reserve for the EPC patent infringement judgment. The Company continued to focus on operating expense controls in 2006.

        Interest expense of $9.9 million increased $0.5 million from $9.4 million in the prior year. Net other income totaled $6.3 million in 2006 compared to $7.7 million in the prior year. Components of other income for 2006 were as follows: interest income of $1.7 million, earnings from non-consolidated joint ventures of $5.0 million, charitable donations of $2.1 million, foreign exchange gains of $0.3 million and other miscellaneous income and expense items resulting in income of $1.4 million.

        The effective income tax rate for fiscal 2006 was 30.1 percent. In the fourth quarter of fiscal 2006, the Company recognized a $3.6 million tax charge for the $80.0 million foreign earnings repatriation plan pursuant to the American Jobs Creation Act of 2004. The effective income tax rate for fiscal 2005 was 28.6 percent and also included a $4.0 million tax charge for a previous $80.0 million foreign earnings repatriation plan pursuant to the American Jobs Creation Act of 2004. Although the tax rate going forward is dependent upon the applicable tax rates and the geographic mix of profits, the Company expects that it will be approximately 29 percent in fiscal 2007. The higher fiscal 2006 effective tax rate as compared to the prior year is primarily a result of the mix of earnings in our various jurisdictions. Higher tax jurisdictions such as Japan, Germany and the United States contributed a higher proportion of our taxable earnings as compared to the prior year. The unfavorable timing of the phase-out/phase-in provisions of the United States export credit versus the manufacturing credit and the expiration of the research and development credit also adversely affected the rate for fiscal 2006. The Company undergoes examination by various taxing authorities in the multiple jurisdictions in which it operates. Such taxing authorities may require changes in the amount of tax expense to be recognized when their interpretations differ from those of management. The Company maintains reserves against such differences and the effect of such adjustments are recorded at the time of resolution of the applicable examination.

        Total backlog at July 31, 2006 was $516.7 million, up 25.4 percent from the same period in the prior year. Backlog is one of many indicators of business conditions in our market. However, it is not always indicative of future results for a number of reasons, including short lead times in our aftermarket and the timing of receipt of orders in many of our original equipment and industrial markets. In the Engine Products segment, total open order backlog increased 20.3 percent from the prior year. In the Industrial Products segment, total open order backlog increased 36.4 percent from the prior year. Because some of the change in backlog can be attributed to a change in the ordering patterns of our customers, it may not necessarily correspond to higher future sales.

Fiscal 2005 Compared to Fiscal 2004

        (Certain fiscal 2004 amounts have been reclassified between the segments to conform to the current structure for comparison between years.)

        Engine Products Segment    Sales for the Engine Products segment were $923.8 million, an increase of 13.8 percent from $811.5 million in the prior year, reflecting increased sales across all products within this segment both in North America and internationally.

        Within the Engine Products segment, worldwide sales of off-road products were $286.2 million, an increase of 16.9 percent from $244.7 million in the prior year. North American sales showed an increase of 12.4 percent due to continued improvements in new construction, agriculture and mining equipment demand. Internationally, sales of off-road products were up 23.6 percent from the prior year with sales increasing in both Asia and Europe by 22.8 percent and 23.4 percent, respectively, reflecting the strength in the off-road equipment market internationally.

        Worldwide sales of truck products were $175.0 million, an increase of 11.9 percent from $156.4 million in the prior year. North American truck sales increased 23.3 percent from the prior year due to growing truck build rates and strong diesel emission sales. International truck sales decreased 10.7 percent from the prior year. Strong sales in Europe resulted in an increase of 24.7 percent from stronger build rates and increased market share. Offsetting Europe’s increase was a decrease in sales in Asia of 23.2 percent as emission sales spiked in Japan in the prior year ahead of new emissions regulations.

        Worldwide aftermarket product sales of $462.6 million increased 12.7 percent from $410.4 million in the prior year as equipment utilization rates remained strong and sales of diesel emission retrofit equipment continued to ramp up throughout the year, driving aftermarket parts sales growth. Sales in North America increased 13.1 percent over the prior year while international sales increased 13.0 percent with sales increasing in both Europe and Asia by 13.7 percent and 6.5 percent, respectively.

        Industrial Products Segment    Sales for the Industrial Products segment were $671.9 million, an increase of 11.3 percent from $603.4 million in the prior year resulting from strong sales of industrial filtration solutions and special application products, partially offset by a slight decrease in sales of gas turbine products.

        Within the Industrial Products segment, worldwide sales of industrial filtration solutions products of $424.7 million increased 14.8 percent from $370.1 million in the prior year. Sales in North America and Asia increased 20.2 percent and 17.3 percent, respectively, from the prior year reflecting strength in the manufacturing economy. Sales in Europe increased 10.0 percent from the prior year, reflecting stability in the market and the benefits of foreign currency translation.

        Worldwide sales of gas turbine products were $112.9 million, a decrease of 4.1 percent from $117.7 million in the prior year as business conditions in that market remained stable. North American sales decreased 6.5 percent from the prior year while sales in Asia increased 5.5 percent and sales in Europe decreased 5.9 percent.

        Worldwide sales of special application products were $134.3 million, a 16.1 percent increase from $115.6 million in the prior year. North American sales decreased 2.2 percent from the prior year while sales in Europe and Asia increased 28.1 percent and 18.8 percent from the prior year, respectively. Continued strong demand for computer hard drives in Asia impacted the Company’s special application product sales. Worldwide sales of membrane products increased 13.6 percent from the prior year due to strong sales in that market in both Europe and Asia with increases of 32.0 percent and 29.4 percent, respectively.

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

        Operating expenses for 2005 were $349.1 million or 21.9 percent of sales, up from $311.8 million or 22.0 percent in the prior year. Operating expenses in fiscal 2005 included a $6.4 million increase to the Company’s legal reserve for the EPC patent infringement judgment recorded in the fourth quarter. Also included in 2005 operating costs were incremental costs associated with compliance with the Sarbanes-Oxley Act of 2002 totaling approximately $3.0 million. Included in operating expenses for 2004 was the adjustment of $5.0 million to increase the Company’s reserve for the patent infringement judgment, a $3.0 million increase to the Company’s warranty reserve on a specific warranty-related matter and $1.3 million for the fiscal 2003 adjustment that was identified in the fiscal 2004 closing process. The Company continued to focus on operating expense controls in 2005.

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

        Total backlog at July 31, 2005 was $412.0 million, up 11.0 percent from the same period in the prior year. In the Engine Products segment, total open order backlog increased 15.1 percent compared to the same period in the prior year. In the Industrial Products segment, total open order backlog increased 1.9 percent from the same period in the prior year.

Liquidity and Capital Resources

        Financial Condition    At July 31, 2006, the Company’s capital structure was comprised of $79.9 million of current debt, $100.5 million of long-term debt and $546.8 million of shareholders’ equity. The Company had cash and cash equivalents of $45.5 million at July 31, 2006. The ratio of long-term debt to total capital was 15.5 percent and 16.5 percent at July 31, 2006 and 2005, respectively.

        Total debt outstanding decreased $32.7 million for the year to $180.4 million outstanding at July 31, 2006. The decrease is a result of a decrease in short-term borrowings outstanding at the end of the year of $28.6 million as compared to the prior year and a decrease in long-term debt of $4.0 million (including current maturities) from the prior year. The decrease in long-term debt was comprised of an addition of a $4.1 million commercial property loan offset by payments made during the year of $7.6 million, which includes a payment of a $7.1 million guaranteed note.

        The following table summarizes the Company’s fixed cash obligations as of July 31, 2006 for the years indicated (thousands of dollars):

		Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt obligations	$104,851	$5,819	$40,024	$10,786	$48,222
Capital lease obligations	2,185	722	1,111	128	224
Interest on long-term debt obligations	23,329	5,618	8,102	4,925	4,684
Operating lease obligations	11,670	6,461	4,908	301	—
Purchase obligations(1)	115,966	115,247	719	—	—
Deferred compensation and other(2)	10,675	1,535	3,010	1,870	4,260

Total	$268,676	$135,402	$57,874	$18,010	$57,390

(1)	Purchase obligations consist primarily of inventory, tooling, contract employment services and capital expenditures. The Company’s purchase orders for inventory are based on expected customer demand, and quantities and dollar volumes are subject to change.
(2)	Deferred compensation and other consists primarily of salary and bonus deferrals elected by certain executives under the Company’s deferred compensation plan. Deferred compensation balances earn interest based on a treasury bond rate as defined by the plan and are payable at the election of the participants.

        For its U.S. pension plans, the Company does not have a minimum required contribution for fiscal 2007. However, the Company may elect to contribute up to its maximum deductible contribution of $28.6 million in fiscal 2007. For its non-U.S. pension plans, the Company estimates that it will contribute approximately $8.1 million in fiscal 2007. Future estimates of the Company’s pension plan contributions may change significantly depending on the actual rate of return on plan assets, discount rates and regulatory rules.

        The Company has a three-year multi-currency revolving facility with a group of banks under which the Company may borrow up to $150.0 million. The facility, as amended in September 2004, expires in September 2009. The agreement provides that loans may be made under a selection of currencies and rate formulas including Base Rate Advances or Off Shore Rate Advances. The interest rate on each advance is based on certain market interest rates and leverage ratios. Facility fees and other fees on the entire loan commitment are payable over the duration of this facility. There were no amounts outstanding at July 31, 2006 and $65.0 million outstanding at July 31, 2005, leaving $150.0 million and $85.0 million available for further borrowing under such facilities at July 31, 2006 and July 31, 2005, respectively. The weighted average interest rate on these short-term borrowings outstanding at July 31, 2005 was 3.77 percent.

        The Company also has three agreements under uncommitted credit facilities, which provide unsecured borrowings for general corporate purposes. At July 31, 2006 and 2005, there was $70.0 million and $60.0 million available for use under these facilities, respectively. There were no amounts outstanding under these facilities at July 31, 2006 and $36.7 million outstanding under these facilities at July 31, 2005. The weighted average interest rate on these short-term borrowings outstanding at July 31, 2005 was 3.67 percent.

        The Company also has a 100 million euro program for issuing treasury notes for raising short-, medium- and long-term financing for its European operations. There was 35.3 million euro outstanding at July 31, 2006 and no amounts outstanding at July 31, 2005 under the program. The weighted average interest rate on these short-term issuances at July 31, 2006 was 3.13 percent. Additionally, the Company’s European operations have lines of credit in the amount of 50.2 million euro. As of July 31, 2006 there was 20.1 million euro outstanding. As of July 31, 2005 there were no amounts outstanding. The weighted average interest rate on these short-term borrowings outstanding at July 31, 2006 was 3.38 percent.

        Other international subsidiaries may borrow under various credit facilities. As of July 31, 2006 and 2005, borrowings under these facilities were $2.6 million and $0.3 million, respectively. The weighted average interest rate on these international borrowings outstanding at July 31, 2006 and 2005 was 7.92 percent and 8.50 percent, respectively.

        Also, at July 31, 2006 and 2005, the Company had outstanding standby letters of credit totaling $18.7 million. The letters of credit guarantee payment to beneficial third parties in the event the Company is in breach of specified contract terms as detailed in each letter of credit. At July 31, 2006 and 2005, there were no amounts drawn upon these letters of credit.

        The Company repatriated $160.0 million of its accumulated foreign earnings in fiscal 2006 under the favorable provisions of the American Jobs Creation Act of 2004. Total U.S. income taxes of $3.6 million and $4.0 million have been provided on these repatriations in 2006 and 2005, respectively.

        Shareholders’ equity increased $22.2 million in 2006 to $546.8 million. The increase was due to current year earnings of $132.3 million, an increase in accumulated other comprehensive income of $23.6 million and $18.9 million of stock option and other stock activity offset by $118.9 million of treasury stock repurchases and $33.7 million of dividend declarations. The increase in accumulated other comprehensive income consisted primarily of foreign currency translation adjustment of $15.3 million and a decrease in the Company’s additional minimum pension liability of $8.4 million.

        Cash Flows    During fiscal 2006, $156.7 million of cash was generated from operating activities, compared with $142.6 million in 2005 and $118.1 million in 2004. Operating cash flows in 2006, which increased by $14.1 million from the prior year, included payment of the previously accrued EPC judgment of $14.2 million, the payment of $41.3 million to the Company’s defined benefit plans, smaller increases in accounts receivable of $12.1 million and the presentation of the tax benefit of equity plans of $10.9 million partially offset by larger increases in trade accounts payable and other accrued expenses of $26.6 million. The tax benefit is required to be presented as a financing activity pursuant to new accounting standards. The tax benefit from equity plans was presented as an operating cash flow in the prior years and not shown separately as a financing activity. In addition to cash generated from operating activities, the Company decreased its outstanding short-term debt by $31.7 million and net long-term debt by $3.2 million. Cash flow generated by operations was used primarily to support $81.3 million for capital expenditures, $118.9 million for stock repurchases and $26.4 million for dividend payments. Cash and cash equivalents increased $88.6 million during 2006.

        Capital expenditures for property, plant and equipment totaled $81.3 million in 2006, $55.0 million in 2005 and $47.7 million in 2004. Capital expenditures primarily related to new overseas facilities and productivity enhancing investments at various plants worldwide.

        Capital spending in 2007 is planned at $60.0 million to $70.0 million. Significant planned expenditures include the further upgrade of information systems and investment in manufacturing plants, equipment and tooling. It is anticipated that 2007 capital expenditures will be financed primarily by cash generated from operations and existing lines of credit.

        The Company expects that cash generated by operating activities will exceed $100 million again in 2007. At July 31, 2006, the Company had $45.5 million cash, $220.0 million available under existing credit facilities in the United States and 94.8 million euro available under existing credit facilities in Europe. The Company believes that the combination of existing cash, available credit under existing credit facilities and the expected cash generated by operating activities is adequate to meet cash requirements for fiscal 2007, including debt repayment, issuance of anticipated dividends, share repurchase activity, capital expenditures, and execution of the Company’s domestic reinvestment plan pursuant to the American Jobs Creation Act of 2004.

        Dividends    The Company’s dividend policy is to maintain a payout ratio, which allows dividends to increase with the long-term growth of earnings per share. The Company’s dividend payout ratio target is 20.0 percent to 30.0 percent of the average earnings per share of the last three years. The current quarterly dividend of 0.09 cents per share equates to 27.0 percent of the average net earnings per share for 2004 through 2006.

        Share Repurchase Plan    In fiscal 2006, the Company repurchased 3.8 million shares of common stock for $118.9 million under the share repurchase plan authorized in March 2006 at an average price of $31.43 per share. The Company repurchased 3.8 million shares for $116.3 million in 2005. The Company repurchased 1.1 million shares for $29.8 million in 2004.

        Off-Balance Sheet Arrangements    The Company does not have any off-balance sheet arrangements, with the exception of the guarantee of 50 percent of certain debt of its joint venture, Advanced Filtration Systems, Inc. as further discussed in Note K of the Company’s Notes to Consolidated Financial Statements. The Company does not believe that this guarantee will have a current or future effect on its financial condition, results of operation, liquidity or capital resources.

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

        New Accounting Standards    In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). This statement requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS 158 is effective for recognition of the funded status of the benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. The Company is currently evaluating the effect of SFAS 158 on its consolidated financial statements.

        In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, (“FIN 47”) which clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires that the uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was effective for the Company’s fiscal period ended July 31, 2006. The adoption of FIN 47 in the fourth quarter of fiscal 2006 did not have a material impact on the Company’s consolidated financial statements.

        In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP 109-1”). FSP 109-1 concludes that the deduction should be accounted for as a special deduction in accordance with SFAS No. 109. This deduction, which was available to the Company during fiscal 2006, did not have a material impact on the Company’s consolidated financial statements.

        In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). This pronouncement prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect of FIN 48 on its consolidated financial statements.

Market Risk

        The Company’s market risk includes the potential loss arising from adverse changes in foreign currency exchange rates and interest rates. The Company manages foreign currency market risk from time to time through the use of a variety of financial and derivative instruments. The Company does not enter into any of these instruments for trading purposes to generate revenue. Rather, the Company’s objective in managing these risks is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. The Company uses forward exchange contracts and other hedging activities to hedge the U.S. dollar value resulting from existing recognized foreign currency denominated asset and liability balances and also for anticipated foreign currency transactions. The Company also naturally hedges foreign currency through its production in the countries in which it sells its products. The Company’s market risk on interest rates is the potential decrease in fair value of long-term debt resulting from a potential increase in interest rates. See further discussion of these market risks below.

        Foreign Currency    During 2006, the U.S. dollar was generally stronger throughout the year relative to the currencies of the foreign countries in which the Company operates. The overall strength of the dollar had a negative impact on the Company’s international net sales results because the foreign denominated revenues translated into less U.S. dollars.

        It is not possible to determine the true impact of foreign currency translation changes; however, the direct effect on net sales and net earnings can be estimated. For the year ended July 31, 2006, the impact of foreign currency translation resulted in an overall decrease in net sales of $25.3 million and a decrease in net earnings of $0.8 million. Foreign currency translation had a negative impact in several regions around the world. In Europe, the stronger U.S. dollar relative to the euro and British pound sterling resulted in a decrease of $17.9 million in net sales and a decrease of $0.9 million in net earnings. In the Asia-Pacific region, the stronger U.S. dollar relative to the Japanese yen had a negative impact on foreign currency translation with a decrease in net sales of $9.9 million and a decrease in net earnings of $0.6 million.

        The Company maintains significant assets and operations in Europe, Asia-Pacific, South Africa and Mexico, resulting in exposure to foreign currency gains and losses. A portion of the Company’s foreign currency exposure is naturally hedged by incurring liabilities, including bank debt, denominated in the local currency in which the Company’s foreign subsidiaries are located.

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

        Interest    The Company’s exposure to market risks for changes in interest rates relates primarily to its short-term investments, short-term borrowings and interest rate swap agreements as well as the potential increase in fair value of long-term debt resulting from a potential decrease in interest rates. The Company has no earnings or cash flow exposure due to market risks on its long-term debt obligations as a result of the fixed-rate nature of the debt. However, interest rate changes would affect the fair market value of the debt. As of July 31, 2006, the estimated fair value of long-term debt with fixed interest rates was $91.3 million compared to its carrying value of $92.5 million. The fair value is estimated by discounting the projected cash flows using the rate that similar amounts of debt could currently be borrowed. As of July 31, 2006, our financial liabilities with exposure to changes in interest rates consisted mainly of $73.4 million of short-term debt outstanding. Assuming a hypothetical increase of one-half percent in short-term interest rates, with all other variables remaining constant, interest expense would have increased $0.4 million in fiscal 2006.

Critical Accounting Policies

        The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Management bases these estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the recorded values of certain assets and liabilities. The Company believes its use of estimates and underlying accounting assumptions adheres to generally accepted accounting principles and is consistently applied. Valuations based on estimates and underlying accounting assumptions are reviewed for reasonableness on a consistent basis throughout the Company. Management believes the Company’s critical accounting policies that require more significant judgments and estimates used in the preparation of its consolidated financial statements and that are the most important to aid in fully understanding its financial results are the following:

        Revenue recognition and allowance for doubtful accounts    Revenue is recognized when product ownership and the risk of loss has transferred to the customer and the Company has no remaining obligations. The Company records estimated discounts and rebates as a reduction of sales in the same period revenue is recognized. Allowances for doubtful accounts are estimated by management based on evaluation of potential losses related to customer receivable balances. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical write-off experience in the industry, regional economic data and evaluation of specific customer accounts for risk of loss. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers. The establishment of this reserve requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though management considers these balances adequate and proper, changes in economic conditions in specific markets in which the Company operates could have an effect on reserve balances required.

        Goodwill and other intangible assets    Goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs impairment reviews for its reporting units and uses a discounted cash flow model based on management’s judgments and assumptions to determine the estimated fair value. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company performed an impairment test during the third quarter of fiscal 2006 to satisfy its annual impairment requirement. Impairment testing in the third quarter indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, including recorded goodwill and, as such, no impairment existed at that time. Other intangible assets with definite lives continue to be amortized over their estimated useful lives. Definite lived intangible assets are also subject to impairment testing. A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of each reporting unit. While the Company believes its judgments and assumptions are reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required.

        Inventory    The Company’s inventories are valued at the lower of cost or market. Domestic inventories are valued using the last-in first-out (“LIFO”) method, while the international subsidiaries use the first-in, first-out (“FIFO”) method. Reserves for shrink and obsolescence are estimated using standard quantitative measures based on historical losses, including issues related to specific inventory items. Though management considers these balances adequate and proper, changes in economic conditions in specific markets in which the Company operates could have an effect on reserve balances required.

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

        Income taxes    As part of the process of preparing the Company’s Consolidated Financial Statements, management is required to estimate income taxes in each of the jurisdictions in which the Company operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s Consolidated Balance Sheet. These assets and liabilities are evaluated by using estimates of future taxable income streams and the impact of tax planning strategies. Management assesses the likelihood that deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, a valuation allowance is established. To the extent that a valuation allowance is established or increased, an expense within the tax provision is included in the statement of operations. Reserves are also estimated for uncertain tax positions that are currently unresolved. The Company routinely monitors the potential impact of such situations and believes that it is properly reserved. Valuations related to tax accruals and assets can be impacted by changes to tax codes, changes in statutory tax rates and the Company’s future taxable income levels.

        Employee Benefit Plans    The Company incurs expenses relating to employee benefits such as non-contributory defined benefit pension plans and postretirement health care benefits. In accounting for these employment costs, management must make a variety of assumptions and estimates including mortality rates, discount rates, overall Company compensation increases, expected return on plan assets and health care cost trend rates. The Company considers historical data as well as current facts and circumstances and uses a third-party specialist to assist management in determining these estimates.

        To develop the expected long-term rate of return on assets assumption for its pension plans, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. Reflecting the relatively long-term nature of the plans’ obligations, approximately 70 percent of the plans’ assets were invested in equities and 30 percent of plans’ assets in alternative investments with the balance primarily invested in fixed income instruments. A one percent change in the expected long-term rate of return on plan assets would change the 2006 annual pension expense by approximately $2.3 million. The expected long-term rate of return on assets assumption for the plans outside the U.S. follows the same methodology as described above but reflects the investment allocation and expected total portfolio returns specific to each plan and country.

        The Company’s objective in selecting a discount rate for its pension plans is to select the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date taking into account the nature and duration of the benefit obligations of the plan. In making this best estimate, the Company looks at rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the benefits. This process includes looking at the universe of bonds available on the measurement date with a quality rating of Aa or better. Similar appropriate benchmarks are used to determine the discount rate for the non-U.S. plans. As of our measurement date of April 30, 2006, the Company increased its discount rate on U.S. plans to 6.25 percent from 5.5 percent as of April 30, 2005. The increase of 75 basis points was consistent with the changes in published bond indices. The change decreased the Company’s U.S. projected benefit obligation as of April 30, 2006 by approximately $14.5 million and is expected to decrease pension expense in fiscal year 2007 by approximately $0.9 million.

        At April 30, 2006, the Company’s annual measurement date for its pension plans, the plans were over-funded by $18.8 million since the fair value of plan assets exceeded the projected benefit obligation. As of April 30, 2006, the Company has an unrecognized actuarial loss of $18.7 million which will be recognized as pension expense into the future over the average remaining service period of the employees in the plans in accordance with SFAS 87.

Forward-Looking Statements

        The Company, through its management, may make forward-looking statements reflecting the Company’s current views with respect to future events and financial performance. These forward-looking statements, which may be included in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Item 1A of this Form 10-K, which could cause actual results to differ materially from historical results or those anticipated. The words or phrases “will likely result,” “are expected to,” “will continue,” “estimate,” “project,” “believe,” “expect,” “anticipate,” “forecast” and similar expressions are intended to identify forward-looking statements within the meaning of Section 21e of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995 (“PSLRA”). In particular the Company desires to take advantage of the protections of the PSLRA in connection with the forward-looking statements made in this Annual Report to Shareholders.

        Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. In addition, the Company wishes to advise readers that the factors listed in Item 1A of this Form 10-K, as well as other factors, could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed. The discussion of factors in Item 1A is not intended to be exhaustive, but rather to highlight important risk factors that impact results. General economic and political conditions and many other contingencies that may cause the Company’s actual results to differ from those currently anticipated are not separately discussed. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk disclosure appears in Management’s Discussion and Analysis on page 17 under “Market Risk.”

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of July 31, 2006.

        Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

William M. Cook Chief Executive Officer September 30, 2006	Thomas R. VerHage Chief Financial Officer September 30, 2006

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
of Donaldson Company, Inc.

        We have completed integrated audits of Donaldson Company, Inc.’s July 31, 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of July 31, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

        In our opinion, the consolidated balance sheets and the related consolidated statements of earnings, of cash flows and of changes in shareholders’ equity present fairly, in all material respects, the financial position of Donaldson Company, Inc. and its subsidiaries (the “Company”) at July 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for share-based payments as of August 1, 2005.

Internal control over financial reporting

        Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Minneapolis, Minnesota
September 30, 2006

Consolidated Statements of Earnings
Donaldson Company, Inc. and Subsidiaries

	Year ended July 31,

	2006	2005	2004

	(thousands of dollars, except share and per share amounts)
Net sales	$1,694,327	$1,595,733	$1,414,980
Cost of sales	1,137,747	1,090,158	967,254

Gross margin	556,580	505,575	447,726
Selling, general and administrative	329,905	316,851	281,267
Research and development	33,887	32,234	30,487
Gain on sale of Ome land and building	—	—	(5,616)

Operating income	192,788	156,490	141,588
Interest expense	9,875	9,414	4,954
Other income, net	(6,254)	(7,657)	(5,202)

Earnings before income taxes	189,167	154,733	141,836
Income taxes	56,860	44,179	35,519

Net earnings	$132,307	$110,554	$106,317

Weighted average shares — basic	82,992,475	84,990,739	87,960,423
Weighted average shares — diluted	85,139,250	86,883,408	90,429,956
Net earnings per share — basic	$1.59	$1.30	$1.21
Net earnings per share — diluted	$1.55	$1.27	$1.18

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Balance Sheets
Donaldson Company, Inc. and Subsidiaries

	At July 31,

	2006	2005

	(thousands of dollars, except share amounts)
Assets
Current assets
Cash and cash equivalents	$45,467	$134,066
Accounts receivable, less allowance of $8,398 and $8,409	312,214	294,016
Inventories	153,165	151,599
Deferred income taxes	17,407	13,517
Prepaids and other current assets	33,152	25,624

Total current assets	561,405	618,822

Property, plant and equipment, net	317,364	275,493
Goodwill	110,609	105,304
Intangible assets	22,129	23,166
Other assets	112,560	88,988

Total assets	$1,124,067	$1,111,773

Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings	$73,368	$102,004
Current maturities of long-term debt	6,541	7,772
Trade accounts payable	163,783	134,063
Accrued employee compensation and related taxes	49,129	45,480
Accrued liabilities	42,969	26,960
Other current liabilities	24,079	37,923

Total current liabilities	359,869	354,202
Long-term debt	100,495	103,302
Deferred income taxes	40,890	29,468
Other long-term liabilities	76,011	100,185

Total liabilities	577,265	587,157
Commitments and contingencies (Note K)
Shareholders’ equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 120,000,000 shares authorized, 88,643,194 shares issued in 2006 and 2005	443,216	443,216
Retained earnings	275,598	172,775
Stock compensation plans	20,535	40,574
Accumulated other comprehensive income	51,194	27,620
Treasury stock — 8,102,921 and 5,583,393 shares in 2006 and 2005, at cost	(243,741)	(159,569)

Total shareholders’ equity	546,802	524,616

Total liabilities and shareholders’ equity	$1,124,067	$1,111,773

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Donaldson Company, Inc. and Subsidiaries

	Year ended July 31,

	2006	2005	2004

	(thousands of dollars)
Operating Activities
Net earnings	$132,307	$110,554	$106,317
Adjustments to reconcile net earnings to net cash provided by operating activities
Gain on sale of Ome land and building	—	—	(5,616)
Depreciation and amortization	44,700	44,284	41,555
Equity in (earnings) loss of affiliates	(664)	323	(1,066)
Deferred income taxes	6,868	2,957	(1,598)
Tax benefit of equity plans	(10,943)	—	—
Stock option expense	2,832	—	—
Other, net	(13,551)	2,520	10,272
Changes in operating assets and liabilities, net of acquired businesses
Accounts receivable	(12,147)	(17,349)	(37,270)
Inventories	587	(6,745)	(20,734)
Prepaids and other current assets	(5,794)	2,087	4,107
Trade accounts payable and other accrued expenses	26,649	3,957	22,085
Payment of litigation judgment	(14,170)	—	—

Net cash provided by operating activities	156,674	142,588	118,052

Investing Activities
Purchases of property, plant and equipment	(81,272)	(54,979)	(47,738)
Proceeds from sale of property, plant, and equipment	3,688	4,781	4,708
Acquisitions and investments in affiliates, net of cash acquired	(4,560)	(13,362)	(4,397)

Net cash used in investing activities	(82,144)	(63,560)	(47,427)

Financing Activities
Proceeds from long-term debt	4,400	30,000	—
Repayments of long-term debt	(7,613)	(23,944)	(1,873)
Change in short-term borrowings	(31,650)	81,917	5,195
Purchase of treasury stock	(118,909)	(116,268)	(29,765)
Dividends paid	(26,443)	(19,757)	(17,779)
Tax benefit of equity plans	10,943	—	—
Exercise of stock options	4,774	2,703	3,298

Net cash used in financing activities	(164,498)	(45,349)	(40,924)

Effect of exchange rate changes on cash	1,369	883	2,733

Increase (decrease) in cash and cash equivalents	(88,599)	34,562	32,434
Cash and cash equivalents, beginning of year	134,066	99,504	67,070

Cash and cash equivalents, end of year	$45,467	$134,066	$99,504

Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes	$36,145	$33,087	$25,998
Interest	9,287	8,453	4,629

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders’ Equity
Donaldson Company, Inc. and Subsidiaries

	Common Stock	Additional Paid-in Capital	Retained Earnings	Stock Compensation Plans	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

	(thousands of dollars, except per share amounts)
Balance July 31, 2003	$248,280	$—	$337,952	$13,817	$(6,888)	$(145,768)	$447,393
Comprehensive income
Net earnings			106,317				106,317
Foreign currency translation					23,675		23,675
Additional minimum pension liability					14,356		14,356
Net gain on cash flow hedging derivatives					415		415

Comprehensive income							144,763

Treasury stock acquired						(29,765)	(29,765)
Stock options exercised		(2,076)	(6,687)	1,900		5,838	(1,025)
Deferred stock and other activity			(2,653)	4,872		1,202	3,421
Performance awards			117			92	209
Tax reduction — employee plans		2,076					2,076
Two-for-one stock split	194,936		(303,996)			109,060	—
Dividends ($.205 per share)			(17,779)				(17,779)

Balance July 31, 2004	443,216	—	113,271	20,589	31,558	(59,341)	549,293

Comprehensive income
Net earnings			110,554				110,554
Foreign currency translation					1,877		1,877
Additional minimum pension liability, net of tax					(5,499)		(5,499)
Net loss on cash flow hedging derivatives					(316)		(316)

Comprehensive income							106,616

Treasury stock acquired						(116,268)	(116,268)
Stock options exercised		(7,273)	(30,080)	9,310		14,992	(13,051)
Deferred stock and other activity			(1,207)	10,675		428	9,896
Performance awards			(6)			620	614
Tax reduction — employee plans		7,273					7,273
Dividends ($.235 per share)			(19,757)				(19,757)

Balance July 31, 2005	443,216	—	172,775	40,574	27,620	(159,569)	524,616

Comprehensive income
Net earnings			132,307				132,307
Foreign currency translation					15,287		15,287
Additional minimum pension liability, net of tax					8,438		8,438
Net loss on cash flow hedging derivatives					(151)		(151)

Comprehensive income							155,881

Treasury stock acquired						(118,909)	(118,909)
Stock options exercised		(22,381)	12,358	—		11,934	1,911
Deferred stock and other activity			(11,310)	(17,291)		20,893	(7,708)
Performance awards			320	(2,748)		1,910	(518)
Stock option expense			2,832				2,832
Tax reduction — employee plans		22,381					22,381
Dividends ($.041 per share)			(33,684)				(33,684)

Balance July 31, 2006	$443,216	$—	$275,598	$20,535	$51,194	$(243,741)	$546,802

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Donaldson Company, Inc. and Subsidiaries

NOTE A
Summary of Significant Accounting Policies

        Description of Business    Donaldson Company, Inc. (“Donaldson” or the “Company”), is a leading worldwide provider of filtration systems and replacement parts. The Company’s product mix includes air and liquid filters and exhaust and emission control products for mobile equipment; in-plant air cleaning systems; compressed air purification systems; air intake systems for industrial gas turbines and specialized filters and membranes for such diverse applications as computer disk drives, industrial bags and semi-conductor processing. Products are manufactured at more than 30 plants around the world and through three joint ventures. Products are sold to original equipment manufacturers (“OEM”), distributors and dealers, and directly to end users.

        Principles of Consolidation    The Consolidated Financial Statements include the accounts of Donaldson Company, Inc. and all majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company’s three joint ventures that are not majority-owned are accounted for under the equity method. The Company does not have any variable interests in variable interest entities as of July 31, 2006.

        Use of Estimates    The preparation of Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Foreign Currency Translation    For most foreign operations, local currencies are considered the functional currency. Assets and liabilities are translated to U.S. dollars at year-end exchange rates, and the resulting gains and losses arising from the translation of net assets located outside the United States are recorded as a cumulative translation adjustment, a component of accumulated other comprehensive income in the consolidated balance sheets. Elements of the consolidated statements of earnings are translated at average exchange rates in effect during the year. Realized and unrealized foreign currency transaction gains and losses are included in income, net in the consolidated statements of earnings. Foreign currency transaction gains of $0.3 million and $1.0 million and losses of $0.5 million are included in other income, net in the consolidated statements of earnings in 2006, 2005 and 2004, respectively.

        Cash Equivalents    The Company considers all highly liquid temporary investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost that approximates market value.

        Accounts Receivable and Allowance for Doubtful Accounts    Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical write-off experience in the industry, regional economic data and evaluation of specific customer accounts for risk of loss. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

        Inventories    Inventories are stated at the lower of cost or market. Domestic inventories are valued using the last-in, first-out (“LIFO”) method, while the international subsidiaries use the first-in, first-out (“FIFO”) method. Inventories valued at LIFO were approximately 34 and 36 percent of total inventories at July 31, 2006 and 2005, respectively. For inventories valued under the LIFO method, the FIFO cost exceeded the LIFO carrying values by $31.7 million and $30.4 million at July 31, 2006 and 2005, respectively. Results of operations for all periods presented were not materially affected by any liquidation of LIFO inventory. The components of inventory are as follows (thousands of dollars):

	July 31, 2006	July 31, 2005

Materials	$56,194	$57,939
Work in process	20,304	19,897
Finished products	76,667	73,763

Total inventories	$153,165	$151,599

        Property, Plant and Equipment    Property, plant and equipment are stated at cost. Additions, improvements or major renewals are capitalized, while expenditures that do not enhance or extend the asset’s useful life are charged to operating expense as incurred. Depreciation is computed under the straight-line method. Depreciation expense was $42.6 million in 2006, $42.6 million in 2005, and $40.1 million in 2004. The estimated useful lives of property, plant and equipment are 10 to 40 years for buildings and 3 to 10 years for machinery and equipment. The components of property, plant and equipment are as follows (thousands of dollars):

	July 31, 2006	July 31, 2005

Land	$18,336	$16,654
Buildings	182,969	153,126
Machinery and equipment	473,483	436,951
Construction in progress	33,246	24,197

Less accumulated depreciation	(390,670)	(355,435)

Total property, plant and equipment	$317,364	$275,493

        Internal-Use Software    The Company capitalizes direct costs of materials and services used in the development and purchase of internal-use software. Amounts capitalized are amortized on a straight-line basis over a period of five years and are reported as a component of machinery and equipment within property, plant and equipment.

        Goodwill and Other Intangible Assets    Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. Other intangible assets, consisting primarily of patents, trademarks and customer relationships and lists, are recorded at cost and are amortized on a straight-line basis over their estimated useful lives of 5 to 15 years. Goodwill is tested for impairment annually or if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company completed its annual impairment tests in the third quarter of fiscal 2006 and 2005, which indicated no impairment.

        Recoverability of Long-Lived Assets    The Company reviews its long-lived assets, including identifiable intangibles, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the carrying value is reduced to the estimated fair value as measured by the undiscounted cash flows.

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

         Comprehensive Income    Comprehensive income consists of net income, foreign currency translation adjustments, additional minimum pension liability and net gain or loss on cash flow hedging derivatives, and is presented in the Consolidated Statements of Changes in Shareholders’ Equity. The components of the ending balances of accumulated other comprehensive income (loss) are as follows (thousands of dollars):

	July 31, 2006	July 31, 2005	July 31, 2004

Foreign currency translation adjustment	$52,774	$37,487	$35,610
Net gain (loss) on cash flow hedging derivatives, net of deferred taxes	(325)	(174)	142
Additional minimum pension liability, net of deferred taxes	(1,255)	(9,693)	(4,194)

Total accumulated other comprehensive income	$51,194	$27,620	$31,558

        The additional minimum pension liability adjustment is calculated on an annual basis. If the accumulated benefit obligation (“ABO”) exceeds the fair value of pension assets, the Company must recognize a liability that is at least equal to the unfunded ABO.

        Cumulative foreign translation is not adjusted for income taxes as substantially all translation relates to permanent investments in non-U.S. subsidiaries.

        Earnings Per Share    The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and dilutive shares relating to stock options, restricted stock and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods. There were 443,703 and 540,095 options excluded from the diluted net earnings per share calculation for the fiscal year ended July 31, 2006 and 2005, respectively. The following table presents information necessary to calculate basic and diluted earnings per share:

	2006	2005	2004

	(thousands of dollars, except per share amounts)
Weighted average shares — basic	82,992	84,991	87,960
Dilutive shares	2,147	1,892	2,470
Weighted average shares — diluted	85,139	86,883	90,430
Net earnings for basic and diluted earnings per share computation	$132,307	$110,554	$106,317
Net earnings per share — basic	$1.59	$1.30	$1.21
Net earnings per share — diluted	$1.55	$1.27	$1.18

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

        Stock-Based Compensation    The Company offers stock-based employee compensation plans, which are more fully described in Note H. On August 1, 2005, the Company adopted the Statement of Financial Standards (“SFAS”) No. 123R, Share Based Payment – Revised 2004, using the modified prospective transition method. Under this method, stock-based employee compensation cost is recognized using the fair-value based method for all new awards granted after August 1, 2005. Compensation costs for unvested stock options and awards that are outstanding at August 1, 2005 will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro-forma disclosures under SFAS 123.

        Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Boards (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. If the fair value based method prescribed in SFAS 123 had been applied in fiscal 2005 and 2004 to all stock awards, the Company’s net income and basic and diluted net income per share would have been reduced as summarized below:

	2005	2004

	(thousands of dollars, except per share amounts)
Net earnings, as reported	$110,554	$106,317
Add total stock-based employee compensation expenses included in the determination of net income, net of tax	3,784	2,364
Less total stock-based employee compensation expense under the fair value-based method, net of tax	(12,150)	(8,182)

Pro forma net earnings	$102,188	$100,499

Basic net earnings per share
As reported	$1.30	$1.21
Pro forma	$1.20	$1.14
Diluted net earnings per share
As reported	$1.27	$1.18
Pro forma	$1.17	$1.11

        Effective June 27, 2005, the Board of Directors of the Company authorized the acceleration of vesting of certain unvested and “out-of-the-money” stock options outstanding under the Plan. The accelerated options were granted in fiscal 2004 and fiscal 2005 with a three-year vesting period and had exercise prices per share ranging from $30.38 to $30.69. Options for the purchase of 511,242 shares of the common stock of the Company became exercisable immediately as a result of this action. No options held by any director or named executive officer were included in the acceleration action. As a result, the amount of pre-tax compensation expense amortized during fiscal 2006 was reduced by approximately $2.1 million from what it would have otherwise been.

        Revenue Recognition    Revenue is recognized when product ownership and the risk of loss has transferred to the customer and the Company has no remaining obligations. The Company records estimated discounts and rebates as a reduction of sales in the same period revenue is recognized. Shipping and handling costs for fiscal 2006, 2005 and 2004 totaling $35.3 million, $34.2 million and $31.8 million, respectively, are classified as a component of operating expenses.

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

        Asset Retirement Obligations    The Company accounts for obligations under retirements of long-lived assets under SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, (“FIN 47”) which clarifies that the term “conditional asset retirement obligation” as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires that the uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was effective for the Company’s fiscal period ended July 31, 2006. As of July 31, 2006 and 2005, the Company did not have any obligations associated with the retirement of long-lived assets.

        Exit or Disposal Activities    The Company accounts for costs relating to exit or disposal activities under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities for exit and disposal activities initiated beginning in fiscal 2003. SFAS No. 146 addresses recognition, measurement and reporting of costs associated with exit and disposal activities including restructuring.

        Guarantees    Upon issuance of a guarantee, the Company recognizes a liability for the fair value of an obligation assumed under a guarantee. See Note K for disclosures related to guarantees.

        New Accounting Standards    In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). This statement requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS 158 is effective for recognition of the funded status of the benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. The Company is currently evaluating the effect of SFAS 158 on its consolidated financial statements.

        In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). This pronouncement prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect of FIN 48 on its consolidated financial statements.

NOTE B
Goodwill and Other Intangible Assets

        The Company has allocated goodwill to its Industrial Products and Engine Products segments. Additions to goodwill and other intangible assets in fiscal 2005 relate to the acquisitions of Triboguard Company Limited for a purchase price of $7.3 million on December 1, 2004 as a part of the Industrial Products segment and Le Bozec Filtration Systems for a purchase price of $9.3 million on March 31, 2005 as a part of the Engine Products segment. Fiscal 2006 additions to the Industrial Products segment were a result of the acquisition of AirCel Corporation on January 19, 2006 for $4.5 million. The current year addition to the Engine Products segment is a result of the final purchase price allocation for the Le Bozec acquisition. Financial results for each of the above acquisitions are included in the Company’s consolidated results from the date of acquisition. Pro forma financial results are not presented as the acquisitions are not material individually or in the aggregate. As of August 1, 2004, the Company transferred a component of its Engine Products segment to its Industrial Products segment along with the goodwill associated with this component. At that time, the Company performed an impairment test of the reporting unit to which this goodwill is now assigned resulting in no impairment. Following is a reconciliation of goodwill for the years ended July 31, 2006 and 2005:

	Industrial Products	Engine Products	Total Goodwill

	(thousands of dollars)
Balance as of August 1, 2004	$72,601	$23,973	$96,574
Transfer of goodwill between segments	22,903	(22,903)	—
Acquisition activity	4,310	5,135	9,445
Foreign exchange translation	(374)	(341)	(715)

Balance as of July 31, 2005	$99,440	$5,864	$105,304
Acquisition activity	2,234	—	2,234
Final purchase price allocation	—	1,394	1,394
Usage of pre-acquisition net operating losses	(1,166)	—	(1,166)
Foreign exchange translation	2,419	424	2,843

Balance as of July 31, 2006	$102,927	$7,682	$110,609

        Intangible assets are comprised of patents, trademarks and customer relationships and lists. Following is a reconciliation of intangible assets for the years ended July 31, 2006 and 2005:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets

	(thousands of dollars)
Balance as of August 1, 2004	$21,734	$(2,607)	$19,127
Intangibles acquired	5,864	—	5,864
Amortization expense	—	(1,769)	(1,769)
Foreign exchange translation	(109)	53	(56)

Balance as of July 31, 2005	$27,489	$(4,323)	$23,166
Intangibles acquired	300	(23)	277
Amortization expense	—	(2,037)	(2,037)
Foreign exchange translation	994	(271)	723

Balance as of July 31, 2006	$28,783	$(6,654)	$22,129

        Net intangible assets consist of patents, trademarks and tradenames of $15.9 million and $16.7 million as of July 31, 2006 and 2005, respectively, and customer related intangibles of $6.2 million and $6.4 million as of July 31, 2006 and 2005, respectively. Amortization expense relating to existing intangible assets is expected to be approximately $2.1 million for each of the years ending July 31, 2007, 2008, 2009 and 2010, respectively. For fiscal 2011, the amortization is expected to be $2.0 million.

NOTE C
Credit Facilities

        The Company has a three-year multi-currency revolving facility with a group of banks under which the Company may borrow up to $150.0 million. The facility, as amended in September 2004, expires in September 2009. The agreement provides that loans may be made under a selection of currencies and rate formulas including Base Rate Advances or Off Shore Rate Advances. The interest rate on each advance is based on certain market interest rates and leverage ratios. Facility fees and other fees on the entire loan commitment are payable over the duration of this facility. There were no amounts outstanding at July 31, 2006 and $65.0 million outstanding at July 31, 2005, leaving $150.0 million and $85.0 million available for further borrowing under such facilities at July 31, 2006 and July 31, 2005, respectively. The weighted average interest rate on these short-term borrowings outstanding at July 31, 2005 was 3.77 percent.

        The Company also has three agreements under uncommitted credit facilities, which provide unsecured borrowings for general corporate purposes. At July 31, 2006 and 2005, there was $70.0 million and

$60.0 million available for use under these facilities, respectively. There were no amounts outstanding at July 31, 2006 and $36.7 million outstanding at July 31, 2005 under these facilities. The weighted average interest rate on these short-term borrowings outstanding at July 31, 2005 was 3.67 percent.

        The Company also has a 100 million euro program for issuing treasury notes for raising short, medium and long-term financing for its European operations. There was 35.3 million euro outstanding at July 31, 2006 and no amounts outstanding at July 31, 2005. The weighted average interest rate on these short-term issuances at July 31, 2006 was 3.13 percent. Additionally, the Company’s European operations have lines of credit in the amount of 50.2 million euro. As of July 31, 2006, there was 20.1 million euro outstanding. As of July 31, 2005 there were no amounts outstanding. The weighted average interest rate of these short-term borrowings outstanding at July 31, 2006 was 3.38 percent.

        Other international subsidiaries may borrow under various credit facilities. As of July 31, 2006 and 2005, borrowings under these facilities were $2.6 million and $0.3 million, respectively. The weighted average interest rate on these international borrowings outstanding at July 31, 2006 and 2005 was 7.92 percent and 8.50 percent, respectively.

        As discussed further in Note K, at July 31, 2006 and 2005, the Company had outstanding standby letters of credit totaling $18.7 million, upon which no amounts had been drawn.

NOTE D
Long-Term Debt

        Long-term debt consists of the following:

	2006	2005

	(thousands of dollars)
6.31% Unsecured senior notes, interest payable semi-annually, principal payment of $28.2 million due July 15, 2008	$27,771	$28,164
6.39% Unsecured senior notes due August 15, 2010, interest payable semi-annually, principal payments of $5.0 million, to be paid annually commencing August 16, 2006	24,775	24,624
4.85% Unsecured senior notes, interest payable semi-annually, principal amount of $30.0 million due December 17, 2011	30,000	30,000
1.418% Guaranteed senior notes, interest payable semi-annually, principal amount of 1.2 billion yen due January 31, 2012	10,468	10,668
1.51% Guaranteed note repaid March 28, 2006	—	7,112
Variable Rate Industrial Development Revenue Bonds (“Lower Floaters”) due September 1, 2024, principal amount of $7.755 million, interest payable monthly, and an interest rate of 3.73% as of July 31, 2006	7,755	7,755
Variable Rate Commercial Property Loan, to a maximum of 37 million rand, final installment due September 2016, interest payable monthly, and an interest rate of 9.25% as of July 31, 2006	4,082	—
Capitalized lease obligations and other, with various maturity dates and Interest rates	2,185	2,751

Total	107,036	111,074
Less current maturities	6,541	7,772

Total long-term debt	$100,495	$103,302

        Annual maturities of long-term debt are $6.5 million in 2007, $34.5 million in 2008, $6.6 million in 2009, $5.4 million in 2010, $5.5 million in 2011 and $48.5 million thereafter. The Company estimates that the carrying value of long-term debt approximates its fair market value.

        Certain note agreements contain debt covenants related to working capital levels and limitations on indebtedness. Further, the Company is restricted from paying dividends or repurchasing common stock if its tangible net worth (as defined) does not exceed certain minimum levels. As of July 31, 2006, the Company was in compliance with all such covenants.

NOTE E
Derivatives and Other Financial Instruments

        Derivatives    The Company records all derivative instruments in the financial statements at fair value. The Company uses derivative instruments, primarily forward exchange contracts and interest rate swaps, to manage its exposure to fluctuations in foreign exchange rates and interest rates. It is the Company’s policy to enter into derivative transactions only to the extent true exposures exist; the Company does not enter into derivative transactions for speculative or trading purposes. The Company enters into derivative transactions only with highly rated counterparties. These transactions may expose the Company to credit risk to the extent that the instruments have a positive fair value, but the Company has not experienced any material losses, nor does the Company anticipate any material losses.

        Each derivative transaction the Company enters into is designated at inception as a hedge and is expected to be highly effective. The Company evaluates hedge effectiveness at inception and on an ongoing basis. When a derivative is determined to be or is no longer expected to be highly effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is recorded in earnings on the same line as the underlying transaction risk.

        The Company is exposed to changes in the fair value of its fixed-rate debt resulting from interest rate fluctuations. To hedge this exposure, the Company has from time to time entered into fixed to variable interest rate swaps that were accounted for as fair value hedges. The fair value of these swaps was recorded net of the underlying outstanding debt. Changes in the payment of interest resulting from the interest rate swaps are recorded as an offset to interest expense. Effectiveness is assessed based on changes in the fair value of the underlying debt using incremental borrowing rates currently available on loans with similar terms and maturities. The Company did not have any interest rate swaps outstanding as of July 31, 2006.

        The Company enters into forward exchange contracts of generally less than one year to hedge forecasted transactions with its foreign subsidiaries, and to reduce potential exposure related to fluctuations in foreign exchange rates for existing recognized assets and liabilities and also for anticipated intercompany transactions such as purchases, sales and dividend payments denominated in local currencies. Forward exchange contracts are designated as cash flow hedges as they are designed to hedge the variability of cash flows associated with the underlying existing recognized or anticipated transactions. Changes in the value of derivatives designated as cash flow hedges are recorded in other comprehensive income in shareholders’ equity until earnings are affected by the variability of the underlying cash flows. At that time, the applicable amount of gain or loss from the derivative instrument that is deferred in shareholders’ equity is reclassified to earnings and is included in other income or expense. For foreign currency forward contracts used as cash flow hedges, effectiveness is measured using spot rates to value both the hedge contract and the hedged item. The excluded forward points as well as any ineffective portions of hedges are recorded in earnings through the same line as the underlying transaction. During fiscal year 2006, $0.4 million in gains were recorded in fiscal 2006 due to the exclusion of forward points from the assessment of hedge effectiveness.

        Net unrealized losses of $0.7 million and $0.3 million from cash flow hedges were recorded in accumulated other comprehensive income as of July 31, 2006 and 2005, respectively. These unrealized losses and gains are reclassified, as appropriate, as earnings are affected by the variability of the underlying cash flows during the term of the hedges. For fiscal year 2006, $0.8 million of net deferred gains were reclassified from accumulated other comprehensive income to other income.

        Fair Value of Financial Instruments    At July 31, 2006 and 2005, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, long-term debt and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximated carrying values because of the short-term nature of these instruments. Derivative contracts are reported at their fair values based on third-party quotes. As of July 31, 2006, the estimated fair value of long-term debt with fixed interest rates was $91.3 million compared to its carrying value of $92.5 million. The fair value is estimated by discounting the projected cash flows using the rate that similar amounts of debt could currently be borrowed.

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

NOTE F
Employee Benefit Plans

        Pension Plans    The Company and certain of its subsidiaries have defined benefit pension plans for many of its hourly and salaried employees. The domestic plans include plans that provide defined benefits as well as a plan for salaried workers that provides defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit comprised of a percentage of current salary that varies with years of service, interest credits and transition credits. The international plans generally provide pension benefits based on years of service and compensation level. The Company uses an April 30 measurement date for its pension plans.

        Net periodic pension costs for the Company’s pension plans include the following components:

	2006	2005	2004

	(thousands of dollars)
Net periodic cost:
Service cost	$14,851	$13,369	$12,302
Interest cost	14,577	14,404	12,389
Expected return on assets	(20,060)	(18,235)	(16,365)
Transition amount amortization	551	1,223	980
Prior service cost amortization	208	214	152
Actuarial (gain) loss amortization	1,898	455	1,605
Curtailment loss	1,296	—	1
Settlement (gain)/loss	(356)	102	—
Special termination benefit cost	—	307	—

Net periodic benefit cost	$12,965	$11,839	$11,064

        The funded status of the Company’s pension plans as of 2006 and 2005, is as follows:

	2006	2005

	(thousands of dollars)
Change in benefit obligation:
Benefit obligation, beginning of year	$285,152	$233,867
Addition of non-U.S. plans	—	14,184
Service cost	14,851	13,369
Interest cost	14,577	14,404
Participant contributions	1,220	1,068
Plan amendments	1,508	488
Actuarial (gain) loss	(5,720)	22,594
Currency exchange rates	3,787	(900)
Settlement	(956)	(1,459)
Benefits paid	(15,418)	(12,463)

Benefit obligation, end of year	$299,001	$285,152

	2006	2005

	(thousands of dollars)
Change in plan assets:
Fair value of plan assets, beginning of year	$254,670	$220,200
Addition of non-U.S. plans	—	8,613
Actual return on plan assets	50,941	12,870
Company contributions	23,973	26,824
Participant contributions	1,220	1,068
Currency exchange rates	2,733	(983)
Settlement	(368)	(1,459)
Benefits paid	(15,418)	(12,463)

Fair value of plan assets, end of year	$317,751	$254,670

Reconciliation of funded status:
Funded status	$18,750	$(30,482)
Unrecognized actuarial loss	18,715	57,143
Unrecognized prior service cost	4,333	4,389
Unrecognized net transition obligation	4,796	5,200
Fourth quarter contributions	17,311	288

Net amount recognized in consolidated balance sheet	$63,905	$36,538

Amounts recognized in consolidated balance sheet consist of:
Prepaid benefit cost	$81,939	$55,554
Accrued benefit liability	(18,034)	(19,016)
Additional minimum liability	(2,815)	(23,798)
Intangible asset	812	8,402
Accumulated other comprehensive income	2,003	15,396

Net amount recognized in consolidated balance sheet	$63,905	$36,538

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $45.5 million, $35.7 million and $14.6 million, respectively, as of April 30, 2006 and $86.8 million, $79.5 million and $54.1 million, respectively, as of April 30, 2005.

        For the years ended July 31, 2006 and 2005, the U.S. pension plans represented approximately 82 percent and 84 percent, respectively, of the Company’s total plan assets, and approximately 71 percent and 74 percent, respectively, of the Company’s total projected benefit obligation. Considering the significance of the U.S. pension plans in comparison with the Company’s total pension plans, the Company will present and discuss some of the critical pension assumptions related to the U.S. pension plans and the non-U.S. pension plans, separately.

        The weighted-average discount rates and rates of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation are as follows:

Weighted average actuarial assumptions	2006	2005

All U.S. plans:
Discount rate	6.25%	5.50%
Rate of compensation increase	5.00%	5.00%
Non-U.S. plans:
Discount rate	4.64%	4.43%
Rate of compensation increase	3.62%	3.29%

        The weighted-average discount rates, expected returns on plan assets and rates of increase in future compensation levels used to determine the net periodic benefit cost are as follows:

Weighted average actuarial assumptions	2006	2005	2004

All U.S. plans:
Discount rate	5.50%	6.25%	6.25%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%	5.00%
Non-U.S. plans:
Discount rate	4.43%	4.73%	4.15%
Expected return on plan assets	6.08%	6.71%	6.88%
Rate of compensation increase	3.29%	3.43%	3.14%

        Expected Long-Term Rate of Return    To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 8.50 percent long-term rate of return on assets assumption for the Company’s U.S. pension plans. The expected long-term rate of return on assets assumption for the plans outside the U.S. reflects the investment allocation and expected total portfolio returns specific to each plan and country. The expected long-term rate of return on assets shown in the pension benefit disclosure for non-U.S. plans is an asset-based weighted average of all non-U.S. plans.

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

        Plan Assets    The Company’s pension plan weighted-average asset allocations by asset category are as follows:

	Plan Assets at

Asset Category	2006	2005

All U.S. plans:
Equity securities	62%	63%
Alternative investments	31%	29%
Bonds	7%	7%
Cash and other	—	1%

Total U.S. plans	100%	100%

Non U.S. plans:
Equity securities	64%	64%
Debt securities	33%	34%
Cash and other	3%	2%

Total Non U.S. plans	100%	100%

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

        Estimated Contributions and Future Payments    For its U.S. pension plans, the Company does not have a minimum required contribution for fiscal 2007. However, the Company may elect to contribute up to its maximum deductible contribution of $28.6 million in fiscal 2007. For its non-U.S. pension plans, the Company estimates that it will contribute approximately $8.1 million in fiscal 2007.

        Estimated future benefit payments for the Company’s U.S. and non-U.S. plans are as follows (thousands of dollars):

Fiscal year 2007	$16,827
Fiscal year 2008	$16,532
Fiscal year 2009	$17,405
Fiscal year 2010	$19,841
Fiscal year 2011	$17,910
Fiscal years 2012-2016	$110,021

        Postemployment and Postretirement Benefit Plans    The Company provides certain postemployment and postretirement health care benefits for certain U.S. employees for a limited time after termination of employment. The Company has recorded a liability for its postretirement benefit plan in the amount of $3.6 million and $3.9 million as of July 31, 2006 and July 31, 2005, respectively. The annual cost resulting from these benefits is not material. For measurement purposes, a 10 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2006. We have assumed that the long-term rate of increase will decrease gradually to an ultimate annual rate of 5 percent. A one-percentage point increase in the health care cost trend rate would increase the fiscal 2006 and 2005 costs by $0.4 million.

        401(k) Savings Plan    The Company provides a contributory employee savings plan to U.S. employees that permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. Employee contributions of up to 25 percent of compensation are matched at a rate equaling 100 percent of the first 3 percent contributed and 50 percent of the next 2 percent contributed. The Company’s contributions under this plan are based on the level of employee contributions as well as a discretionary contribution based on performance of the Company. Total contribution expense for these plans was $6.4 million, $5.8 million and $5.9 million for the years ended July 31, 2006, 2005 and 2004, respectively.

        Employee Stock Ownership Plan    The Company maintains an Employee Stock Ownership Plan (“ESOP”) for eligible employees. As of July 31, 2006, all shares of the plan have been allocated to participants. The ESOP’s only assets are Company common stock. Total ESOP shares are considered to be shares outstanding for earnings per share calculations.

        Deferred Compensation and Other Benefit Plans    The Company provides various deferred compensation and other benefit plans to certain executives. The deferred compensation plan allows these employees to defer the receipt of all or a portion of their salary, bonus and other stock related compensation to future periods. Other benefit plans are provided to supplement the benefits for a select group of highly compensated individuals which are reduced because of compensation limitations set by the Internal Revenue Code. The Company has recorded a liability in the amount of $10.7 million and $10.6 million as of July 31, 2006 and July 31, 2005, respectively, related primarily to its deferred compensation plans.

NOTE G
Shareholders’ Equity

        Stock Rights    On January 27, 2006, the Board of Directors of the Company approved the extension of the benefits afforded by the Company’s existing rights plan by adopting a new shareholder rights plan. Pursuant to the Rights Agreement, dated as of January 27, 2006, by and between the Company and Wells Fargo Bank, N.A., as Rights Agent, one right was issued on March 3, 2006 for each outstanding share of common stock of the Company upon the expiration of the Company’s existing rights. Each of the new rights entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, without par value, at a price of $143.00 per one one-thousandth of a share. The rights, however, will not become exercisable unless and until, among other things, any person acquires 15 percent or more of the outstanding common stock of the Company. If a person acquires 15 percent or more of the outstanding common stock of the Company (subject to certain conditions and exceptions more fully described in the Rights Agreement), each right will entitle the holder (other than the person who acquired 15 percent or more of the outstanding common stock) to purchase common stock of the Company having a market value equal to twice the exercise price of a right. The rights are redeemable under certain circumstances at $.001 per right and will expire, unless earlier redeemed, on March 2, 2016.

        Stock Compensation Plans    The Stock Compensation Plans in the Consolidated Statements of Changes in Shareholders’ Equity consist of the balance of amounts payable to eligible participants for stock compensation that was deferred to a Rabbi Trust pursuant to the provisions of the 2001 Master Stock Incentive Plan as well as performance awards payable in common stock discussed further in Note H.

        Treasury Stock    The Company believes that the share repurchase program is a way of providing return to its shareholders. The Board of Directors authorized the repurchase, at the Company’s discretion, of 8.0 million shares of common stock under the stock repurchase plan dated March 31, 2006. As of July 31, 2006, the Company had remaining authorization to repurchase 6.2 million shares under this plan. Following is a summary of treasury stock share activity for fiscal 2006 and 2005:

	2006	2005

Balance at beginning of year	5,583,393	2,361,899
Stock repurchases	3,783,000	3,763,700
Net issuance upon exercise of stock options	(399,612)	(523,845)
Issuance under compensation plans	(851,331)	(6,549)
Other activity	(12,529)	(11,812)

Balance at end of year	8,102,921	5,583,393

        During fiscal 2005, the Company repurchased 3.0 million shares from Banc of America Securities LLC under an overnight share repurchase program which was completed at a total cost of $91.9 million. The overnight share repurchase program permitted the Company to purchase the shares immediately, while Banc of America Securities purchased the shares in the market over six months.

NOTE H
Stock Option Plans

        Employee Incentive Plans    In November 2001, shareholders approved the 2001 Master Stock Incentive Plan (the “Plan”) that replaced the 1991 Plan that expired on December 31, 2001 and provided for similar awards. The Plan extends through December 2011 and allows for the granting of nonqualified stock options, incentive stock options, restricted stock, stock appreciation rights (“SAR”), dividend equivalents, dollar-denominated awards and other stock-based awards. Options under the Plan are granted to key employees at or above market price at the date of grant. Options are exercisable for up to 10 years from the date of grant. The Plan also allows for the granting of performance awards to a limited number of key executives. As administered by the Human Resources Committee of the Company’s Board of Directors, these performance awards are payable in common stock and are based on a formula which measures performance of the Company over a three-year period. Performance award expense under these plans totaled $5.2 million, $5.3 million and $2.9 million in 2006, 2005 and 2004, respectively.

        Stock Options    Stock options issued during fiscal 2006 become exercisable for non-executives in equal increments over three years and become exercisable for most executives immediately upon the date of grant. Certain stock options issued to executives during fiscal 2006 become exercisable in equal increments over three years. Stock options issued during fiscal 2005 become exercisable for non-executives in equal increments over three years and become exercisable for executives upon the date of grant. Stock options issued during fiscal 2004 become exercisable for non-executives in equal increments over three years and become exercisable for most executives immediately upon the date of grant. Certain stock options issued to executives during fiscal 2004 become exercisable in equal increments over three years. Stock options issued from fiscal 1999 through fiscal 2003 became exercisable for non-executives in equal increments over three years and became exercisable for executives immediately upon the date of grant. Stock options issued during fiscal 1997 and 1998 became exercisable in equal increments over three years for both executives and non-executives. Stock options issued prior to fiscal l997 for non-executives and during fiscal 1996 for executives became exercisable in equal increments over four years. Prior to fiscal 1996, stock options became exercisable immediately for executives.

        Effective June 27, 2005, the Board of Directors of the Company authorized the acceleration of vesting of certain unvested and “out-of-the-money” stock options outstanding under the Plan. The accelerated options were granted in fiscal 2004 and fiscal 2005 with a three-year vesting period and had exercise prices per share ranging from $30.38 to $30.69. Options for the purchase of 511,242 shares of the common stock of the Company became exercisable immediately as a result of this action. No options held by any director or named executive officer were included in the acceleration action. As a result, the amount of pre-tax compensation expense amortized during fiscal 2006 was reduced by approximately $2.1 million from what it would have otherwise been. For fiscal 2006, the Company recorded pretax compensation expense associated with stock options of $2.8 million and recorded $1.0 million of related tax benefit.

        On August 1, 2005, the Company adopted SFAS No. 123R, Share Based Payment – Revised 2004, using the modified prospective transition method. Under this method, stock-based employee compensation cost is recognized using the fair-value based method for all new awards granted after August 1, 2005. Compensation costs for unvested stock options and awards that were outstanding at August 1, 2005 are recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro-forma disclosures under SFAS 123. The Company determined the fair value of these awards using the Black-Scholes option pricing model with the following weighted average assumptions:

	2006	2005	2004

Risk-free interest rate	4.3-5.0%	3.74%	3.55%
Expected volatility	20.2-27.2%	24.4%	31.5%
Expected dividend yield	1.0%	0.8%	1.0%
Expected life
Director original grants without reloads	7 years	—	—
Director original grants with reloads	—	3 years	2 years
Non-officer original grants	6 years	6 years	6 years
Officer original grants with reloads	3 years	3 years	2 years
Reload grants	—	7 years	7 years
Officer original grants without reloads	6 years	6 years	6 years
Officer original grants with reloads and vesting	3 years	—	3 years

        Reload grants are grants made to officers who exercised a reloadable option during the fiscal year and made payment of the purchase price using shares of previously owned Company stock. The reload grant is for the number of shares equal to the shares used in payment of the purchase price and/or withheld for minimum tax withholding. There were no reload grants made in fiscal 2006.

        Black-Scholes is a widely accepted stock option pricing model; however, the ultimate value of stock options granted will be determined by the actual lives of options granted and the actual future price levels of the Company’s common stock. The weighted average fair value for options granted during fiscal 2006, 2005 and 2004 is $9.36, $8.08 and $9.46 per share, respectively using the Black-Scholes pricing model.

        The following table summarizes stock option activity:

	Options Outstanding	Weighted Average Exercise Price

Outstanding at July 31, 2005	6,488,334	$19.74
Granted	398,600	32.88
Exercised	(591,299)	14.07
Canceled	(14,331)	23.81

Outstanding at July 31, 2006	6,281,304	21.09

        The total intrinsic value of options exercised during fiscal 2006, 2005 and 2004 was $11.2 million, $38.7 million, and $15.5 million, respectively.

        Shares reserved at July 31, 2006 for outstanding options and future grants were 10,161,598. Shares reserved consist of shares available for grant plus all outstanding options. An amount is added to shares reserved each year based on shares outstanding adjusted for certain items as detailed in the Plan. The aggregate number of shares of common stock that may be issued under all awards under the Plan in any calendar year may not exceed 1.5 percent of the sum of the Company’s outstanding shares of common stock, the outstanding share equivalents, as determined by the Company in the calculation of earnings per share on a fully diluted basis, and shares held in treasury of the Company as reported for the Company’s most recent fiscal year that ends during such calendar year.

        The following table summarizes information concerning outstanding and exercisable options as of July 31, 2006:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$5 to $15	1,989,592	2.92	$11.22	1,989,592	$11.22
$15 to $25	1,742,460	5.67	18.16	1,742,460	18.16
$25 and above	2,549,252	6.89	30.80	2,333,089	30.64

	6,281,304	5.30	21.09	6,065,141	20.68

        At July 31, 2006, the aggregate intrinsic value of shares outstanding and exercisable was $72.2 million and $72.2 million, respectively.

        The following table summarizes the status of options which contain vesting provisions:

	Options	Weighted Average Grant Date Fair Value

Non-vested at July 31, 2005	201,236	$5.95
Granted	202,000	9.37
Vested	(182,574)	5.77
Canceled	(4,499)	7.81

Non-vested at July 31, 2006	216,163	9.26

        The total fair value of shares vested during fiscal 2006, 2005 and 2004 was $5.9 million, $33.2 million and $14.2 million, respectively.

        As of July 31, 2006, there was $1.4 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. This unvested cost is expected to be recognized during fiscal 2007, fiscal 2008 and fiscal 2009.

NOTE I
Income Taxes

        The components of earnings before income taxes are as follows:

	2006	2005	2004

	(thousands of dollars)
Earnings before income taxes:
United States	$75,658	$59,973	$55,861
Foreign	113,509	94,760	85,975

Total	$189,167	$154,733	$141,836

        The components of the provision for income taxes are as follows:

	2006	2005	2004

	(thousands of dollars)
Income taxes:
Current:
Federal	$21,583	$18,451	$13,834
State	448	508	1,501
Foreign	27,961	22,263	21,782

	49,992	41,222	37,117

Deferred:
Federal	4,860	2,026	(55)
State	278	310	(3)
Foreign	1,730	621	(1,540)

	6,868	2,957	(1,598)

Total	$56,860	$44,179	$35,519

        The following table reconciles the U.S. statutory income tax rate with the effective income tax rate:

	2006	2005	2004

Statutory U.S. federal rate	35.0%	35.0%	35.0%
State income taxes	0.2	0.2	0.7
Foreign taxes at lower rates	(5.1)	(6.5)	(7.1)
Export and research credits	(1.1)	(1.5)	(2.9)
Tax on repatriation of earnings	1.9	2.6	—
Other	(0.8)	(1.2)	(0.7)

	30.1%	28.6%	25.0%

        The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	2006	2005

	(thousands of dollars)
Deferred tax assets:
Accrued expenses	$10,465	$14,742
Tax credit and NOL carryforwards	2,554	5,361
LIFO inventory reserve	628	689
Investment in joint venture	82	117
Other	2,283	3,243

Gross deferred tax assets	16,012	24,152
Valuation allowance	(1,360)	(3,722)

Net deferred tax assets	14,652	20,430

Deferred tax liabilities:
Depreciation and amortization	(25,810)	(27,974)
Compensation and retirement plans	(5,826)	62
Repatriation of foreign earnings	—	(4,000)
Other	(6,499)	(4,469)

Gross deferred tax liabilities	(38,135)	(36,381)

Net deferred tax liability	$(23,483)	$(15,951)

        The Company repatriated $160.0 million of its accumulated foreign earnings in fiscal 2006 under the favorable provisions of the American Jobs Creation Act of 2004. Total U.S. income taxes of $3.6 million and $4.0 million have been provided on these repatriations in 2006 and 2005, respectively. U.S. income taxes have not been provided on additional undistributed earnings of non-U.S. subsidiaries of approximately $279.0 million. The Company currently plans to permanently reinvest these undistributed earnings. If any portion were to be distributed, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings plus any available foreign tax credit carryovers. Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable.

        The increase in the tax rate from 2005 primarily reflects the mix of earnings by jurisdiction. While the underlying rate continues to reflect the significant contribution from the Company’s international operations, the majority of which now have statutory tax rates below those of the United States, a higher percentage of the Company’s 2006 earnings were made in the United States or other countries with higher than average tax rates. Additionally, the Company recognized a smaller benefit from U.S. research and development credits in 2006 than in 2005 due primarily to the credit expiring in the middle of the fiscal year. In the first quarter of 2006 the Company recognized $0.9 million of benefit from a prior year amended research and development tax credit, consistent with the amount recognized in 2005.

        While non-US operations have been profitable overall, the Company has cumulative pre-tax loss carryforwards of $8.6 million, which are carried as net operating losses in certain international subsidiaries. Approximately $3.1 million of these losses are attributable to pre-acquisition carryforwards. If fully realized, the unexpired net operating losses may be carried forward to offset future local income tax payments, at current rates of tax, of $2.6 million. Approximately 7 percent of these net operating losses expire within the next three years, while the majority of the remaining net operating loss carryforwards have no statutory expiration under current local laws. However, due to the uncertainty of being able to realize certain of these losses, a valuation allowance of $1.4 million has been recorded at July 31, 2006.

NOTE J
Segment Reporting

        Consistent with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company identified two reportable segments: Engine Products and Industrial Products. Segment selection was based on the internal organizational structure, management of operations and performance evaluation by management and the Company’s Board of Directors.

        The Engine Products segment sells to OEMs in the construction, mining, agriculture and transportation markets and to independent distributors, OEM dealer networks, private label accounts and large equipment fleets. Products include air intake systems, exhaust and emissions systems, liquid filtration systems and replacement filters.

        The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines, OEMs and end-users requiring highly purified air. Products include dust, fume and mist collectors, compressed air purification systems, static and pulse-clean air filter systems for gas turbines and specialized air filtration systems for diverse applications including computer disk drives.

        Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, interest income and expense, non-operating income and expense, and expenses not allocated to the business segments in the same period. During the first quarter of 2006, the Company adjusted its basis of measurement for earnings before income taxes such that certain expenses, such as amortization of intangibles, which were previously considered to be Corporate and Unallocated, are now included in the Engine and Industrial Products segment results. The impact of the change in the basis of measurement resulted in approximately $16.0 million of Corporate and Unallocated expenses being charged to the Engine and Industrial Products segments’ aggregate earnings before income taxes in fiscal 2006 as compared to fiscal 2005. This change resulted in approximately $8.0 million of additional expense to each of the Engine and Industrial Products segments during fiscal 2006. This adjustment to the basis of measurement of segment earnings did not change the business components included in each of the Company’s reportable segments. Assets included in Corporate and Unallocated principally are cash and cash equivalents, inventory reserves, certain prepaids, certain investments, other assets and assets allocated to intercompany transactions.

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

        Segment detail is summarized as follows:

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company

	(thousands of dollars)
2006
Net sales	$991,554	$702,773	$—	$1,694,327
Depreciation and amortization	21,679	15,248	7,773	44,700
Equity earnings in unconsolidated affiliates	4,896	58	—	4,954
Earnings before income taxes	135,994	65,550	(12,377)	189,167

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company

	(thousands of dollars)
Assets	435,285	444,242	244,540	1,124,067
Equity investments in unconsolidated affiliates	13,539	1,566	—	15,105
Capital expenditures, net of acquired businesses	39,416	27,723	14,133	81,272
2005
Net sales	$923,840	$671,893	$—	$1,595,733
Depreciation and amortization	23,072	16,157	5,055	44,284
Equity earnings in unconsolidated affiliates	3,368	90	—	3,458
Earnings before income taxes	125,454	53,709	(24,430)	154,733
Assets	416,805	436,111	258,857	1,111,773
Equity investments in unconsolidated affiliates	12,898	1,345	—	14,243
Capital expenditures, net of acquired businesses	28,645	20,059	6,275	54,979
2004
Net sales	$811,543	$603,437	$—	$1,414,980
Depreciation and amortization	22,044	15,795	3,716	41,555
Equity earnings in unconsolidated affiliates	4,305	71	—	4,376
Earnings before income taxes	114,662	42,985	(15,811)	141,836
Assets	371,661	399,916	230,032	1,001,609
Equity investments in unconsolidated affiliates	13,358	1,263	—	14,621
Capital expenditures, net of acquired businesses	25,324	18,146	4,268	47,738

        During fiscal 2004, an error was identified totaling $3.6 million (at 2004 exchange rates) relating to 2003 transactions between certain European subsidiaries and the United States in our Industrial Products segment. We assessed the materiality of these transactions on our reported results for both years and determined that they were not material. However, if the error had been identified and recorded in 2003, the Industrial Products segment would have reported $3.6 million more earnings before income taxes for 2004.

        Following are net sales by product within the Engine Products segment and Industrial Products segment:

	2006	2005	2004

	(thousands of dollars)
Engine Products segment:
Off-road products	$308,175	$286,230	$244,749
Truck products	184,303	175,048	156,373
Aftermarket products*	499,076	462,562	410,421

Total Engine Products segment	991,554	923,840	811,543

Industrial Products segment:
Industrial filtration solutions	440,230	424,727	370,095
Gas turbine products	121,194	112,872	117,705
Special application products	141,349	134,294	115,637

Total Industrial Products segment	702,773	671,893	603,437

Total Company	$1,694,327	$1,595,733	$1,414,980

*Includes replacement part sales to the Company’s original equipment manufacturers.

Geographic sales by origination and property, plant and equipment:

	Net Sales	Property, Plant & Equipment — Net

	(thousands of dollars)
2006
United States	$799,487	$134,817
Europe	491,665	104,343
Asia-Pacific	334,824	50,632
Other	68,351	27,572

Total	$1,694,327	$317,364

2005
United States	$750,199	$128,866
Europe	474,084	88,775
Asia-Pacific	311,194	37,299
Other	60,256	20,553

Total	$1,595,733	$275,493

2004
United States	$663,963	$131,245
Europe	423,267	84,659
Asia-Pacific	283,361	27,274
Other	44,389	18,351

Total	$1,414,980	$261,529

        Concentrations    Sales to one customer accounted for 12 percent of net sales in 2006 and 2005. There were no customers over 10 percent of gross accounts receivable in 2006 and 2005.

NOTE K
Commitments and Contingencies

        Guarantees    The Company and its partner, Caterpillar, Inc., in an unconsolidated joint venture, Advanced Filtration Systems Inc., guarantee certain debt of the joint venture. As of July 31, 2006, the joint venture did not have any outstanding debt.

        The Company provides for warranties on certain products. In addition, the Company may incur specific customer warranty issues. Following is a reconciliation of warranty reserves (in thousands of dollars):

Balance at August 1, 2004	$9,529
Accruals for warranties (including changes in estimates)	2,622
Less settlements made during the period	(4,310)

Balance at July 31, 2005	$7,841
Accruals for warranties (including changes in estimates)	4,510
Less settlements made during the period	(3,562)

Balance at July 31, 2006	$8,789

        At July 31, 2006 and 2005, the Company had a contingent liability for standby letters of credit totaling $18.7 million, which have been issued and are outstanding. The letters of credit guarantee payment to beneficial third parties in the event the Company is in breach of specified contract terms as detailed in each letter of credit. At July 31, 2006 and 2005, there were no amounts drawn upon these letters of credit.

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

        The Company is not currently subject to any pending litigation other than litigation which arises out of and is incidental to the conduct of the Company’s business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. The Company does not consider any of such proceedings that are currently pending to be likely to result in a material adverse effect on the Company’s consolidated financial position or results of operations.

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

NOTE L
Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(thousands of dollars, except per share amounts)
2006
Net sales	$403,396	$392,915	$429,858	$468,158
Gross margin	131,532	124,782	144,074	156,192
Net earnings	32,198	26,909	37,012	36,188
Basic earnings per share	.38	.32	.45	.44
Diluted earnings per share	.37	.32	.43	.43
Dividends declared per share	.080	.160	—	.170
2005
Net sales	$372,906	$388,424	$411,664	$422,739
Gross margin	116,239	120,954	133,800	134,582
Net earnings	27,394	26,716	31,333	25,111
Basic earnings per share	.32	.31	.37	.30
Diluted earnings per share	.31	.31	.36	.29
Dividends declared per share	—	.120	—	.060

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        No additional disclosure is required regarding the recent change in independent registered public accounting firms for the Donaldson Company, Inc. Employee Stock Ownership and Retirement Savings Plan, as disclosed in the Company’s Form 8-K filed on January 18, 2006.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

        No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with such evaluation during the fiscal quarter ended July 31, 2006, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

        See Management’s Report on Internal Control over Financial Reporting under Item 8 on page 21.

Report of Independent Registered Public Accounting Firm

        See Report of Independent Registered Public Accounting Firm under Item 8 on page 21.

Item 9B.  OTHER INFORMATION

        None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information under the captions “Item 1: Election of Directors;” “Board Structure and Governance,” “Audit Committee,” “Audit Committee Expertise; Complaint-Handling Procedures,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s proxy statement for the 2006 annual shareholders meeting is incorporated herein by reference. Information on the Executive Officers of the Company is found on page 6 of this Annual Report on Form 10-K.

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

Item 11.  EXECUTIVE COMPENSATION

        The information under the captions “Board Structure and Governance,” “Director Compensation;” “Executive Compensation;” “Pension Benefits;” and “Change-in-Control Arrangements” of the Company’s proxy statement for the 2006 annual shareholders meeting is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information under the caption “Security Ownership” of the Company’s proxy statement for the 2006 annual shareholders meeting is incorporated herein by reference.

        The following table sets forth information as of July 31, 2006, regarding the Company’s equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders
1980 Master Stock Compensation Plan:
Stock Options	—	—	—
Deferred Stock Gain Plan	72,445	$12.3828	—
1991 Master Stock Compensation Plan:
Stock Options	3,287,197	$16.8912	—
Deferred Stock Option Gain Plan	259,552	$21.4611	—
Deferred LTC/Restricted Stock	242,824	$19.6519	—
2001 Master Stock Incentive Plan:
Stock Options	2,525,409	$26.7037	See Note 1
Deferred LTC/Restricted Stock	52,130	$30.5468	See Note 1
Long Term Compensation	259,805	$25.6039	See Note 1

Subtotal for plans approved by security holders:	6,699,362	$21.2626

Equity compensation plans not approved by security holders
Nonqualified Stock Option Program for Non-Employee Directors	468,698	$20.3322	See Note 2
ESOP Restoration	50,475	$11.4566	See Note 3

Subtotal for plans not approved by security holders:	519,173	$19.4693

Total:	7,218,535	$21.1337

Note 1:	Shares authorized for issuance during the 10-year term are limited in each plan year to 1.5% of the Company’s “outstanding shares” (as defined in the 2001 Master Stock Incentive Plan).

Note 2:	The stock option program for non-employee directors (filed as exhibit 10-N to 1998 Form 10-K report) provides for each non-employee director to receive annual option grants of 7,200 shares. The 2001 Master Stock Incentive Plan, which was approved by the Company’s stockholders on November 16, 2001, also provides for the issuance of stock options to non-employee directors.

Note 3:	The Company has a non-qualified ESOP Restoration Plan established on August 1, 1990 (filed as exhibit 10-E to Form 10-Q for the quarter ended January 31, 1998), to supplement the benefits for executive employees under the Company’s Employee Stock Ownership Plan that would otherwise be reduced because of the compensation limitations under the Internal Revenue Code. The ESOP’s 10-year term was completed on July 31, 1997, and the only ongoing benefits under the ESOP Restoration Plan are the accrual of dividend equivalent rights to the participants in the Plan.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Not applicable.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information under “Audit Committee Report and Appointment of Auditors — Information Regarding the Independent Registered Public Accounting Firm” of the Company’s proxy statement for the 2006 annual shareholders meeting is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed with this report:

(1)	Financial Statements

Consolidated Statements of Earnings — years ended July 31, 2006, 2005 and 2004

Consolidated Balance Sheets — July 31, 2006 and 2005

Consolidated Statements of Cash Flows — years ended July 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Shareholders’ Equity — years ended July 31, 2006, 2005 and 2004

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

DONALDSON COMPANY, INC.

Date:	September 30, 2006	By:	/s/ William M. Cook

William M. Cook Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 30, 2006.

/s/ William M. Cook	President, Chief Executive Officer and Chairman
William M. Cook	(principal executive officer)

/s/ Thomas R. VerHage	Vice President and Chief Financial Officer
Thomas R. VerHage	(principal financial officer)

/s/ James F. Shaw	Controller
James F. Shaw	(principal accounting officer)

*	Director
F. Guillaume Bastiaens

*	Director
Janet M. Dolan

*	Director
Jack W. Eugster

*	Director
John F. Grundhofer

*	Director
Michael J. Hoffman

*	Director
Paul David Miller

*	Director
Jeffrey Noddle

*	Director
Willard D. Oberton

*	Director
John P. Wiehoff

*By: /s/ Norman C. Linnell
Norman C. Linnell As attorney-in-fact

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

DONALDSON COMPANY, INC. AND SUBSIDIARIES
(thousands of dollars)

		Additions

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (A)	Deductions (B) & (C)	Balance at End of Period

Year ended July 31, 2006:
Allowance for doubtful accounts deducted from accounts receivable	$8,409	$1,981	$(399)	$(1,593)	$8,398
Year ended July 31, 2005:
Allowance for doubtful accounts deducted from accounts receivable	$8,741	$2,832	$93	$(3,257)	$8,409
Year ended July 31, 2004:
Allowance for doubtful accounts deducted from accounts receivable	$5,836	$3,938	$176	$(1,209)	$8,741
Restructuring reserves — Ultrafilter	$82			$(82)	$0

Note A — Allowance for doubtful accounts foreign currency translation losses (gains) recorded directly to equity.
Note B — Bad debts charged to allowance, net of recoveries.
Note C — Acquisition related restructuring reserves utilized and/or reversed against goodwill.

EXHIBIT INDEX
ANNUAL REPORT ON FORM 10-K

* 3-A	—	Restated Certificate of Incorporation of Registrant as currently in effect (Filed as Exhibit 3-A to Form 10-Q Report for the Third Quarter ended April 30, 2006)
* 3-B	—	By-laws of Registrant as currently in effect (Filed as Exhibit 3-B to 2003 Form 10-K Report)
* 3-C	—	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Registrant, dated as of March 3, 2006 (Filed as Exhibit 3.2 to Form 8-K Report filed March 6, 2006)
* 4	—	**
* 4-A	—	Preferred Stock Amended and Restated Rights Agreement between Registrant and Wells Fargo Bank, N.A., as Rights Agent, dated as of January 27, 2006 (Filed as Exhibit 4.1 to Form 8-K Report filed February 1, 2006)
10-A	—	Officer Annual Cash Incentive Plan
*10-B	—	Supplementary Retirement Agreement with William A. Hodder (Filed as Exhibit 10-B to 1993 Form 10-K Report)***
*10-C	—	1980 Master Stock Compensation Plan as Amended (Filed as Exhibit 10-C to 1993 Form 10-K Report)***
*10-D	—	Form of Performance Award Agreement under 1991 Master Stock Compensation Plan (Filed as Exhibit10-D to 1995 Form 10-K Report)***
*10-E	—	ESOP Restoration Plan (2003 Restatement) (Filed as Exhibit 10-E to 2003 Form 10-K Report)***
*10-F	—	Deferred Compensation Plan for Non-employee Directors as amended (Filed as Exhibit 10-F to 1990 Form 10-K Report)***
*10-G	—	Form of “Change in Control” Agreement with key employees as amended (Filed as Exhibit 10-G to Form 10-Q for the Second Quarter ended January 31, 1999)***
*10-H	—	Independent Director Retirement and Benefit Plan as amended (Filed as Exhibit 10-H to 1995 Form 10-K Report)***
*10-I	—	Excess Pension Plan (2003 Restatement) (Filed as Exhibit 10-I to 2003 Form 10-K Report)***
*10-J	—	Supplementary Executive Retirement Plan (2003 Restatement) (Filed as Exhibit 10-J to 2003 Form 10-K Report)***
*10-K	—	1991 Master Stock Compensation Plan as amended (Filed as Exhibit 10-K to 1998 Form 10-K Report)***
*10-L	—	Form of Restricted Stock Award under 1991 Master Stock Compensation Plan (Filed as Exhibit 10-L to 1992 Form 10-K Report)***
*10-M	—	Form of Agreement to Defer Compensation for certain Executive Officers (Filed as Exhibit 10-M to 1993 Form 10-K Report)***
*10-N	—	Stock Option Program for Non-employee Directors (Filed as Exhibit 10-N to 1998 Form 10-K Report)***
*10-O	—	Deferred Compensation and 401(K) Excess Plan (2003 Restatement) (Filed as Exhibit 10-O to 2003 Form 10-K Report)***
*10-P	—	Note Purchase Agreement among Donaldson Company, Inc. and certain listed Insurance Companies dated as of July 15, 1998 (Filed as Exhibit 10-R to 1998 Form 10-K Report)
*10-Q	—	First Supplement to Note Purchase Agreement among Donaldson Company, Inc. and certain listed Insurance Companies dated as of August 1, 1998 (Filed as Exhibit 10-S to 1998 Form 10-K Report)
*10-R	—	Second Supplement and First Amendment to Note Purchase Agreement among Donaldson Company, Inc. and certain listed Insurance Companies dated as of September 30, 2004 (Filed as Exhibit 10-A to Form 10-Q Report for the Second Quarter ended January 31, 2005)

*10-S	—	Deferred Stock Option Gain Plan (2003 Restatement) (Filed as Exhibit 10-R to 2003 Form 10-K Report)***
*10-T	—	2001 Master Stock Incentive Plan (Filed as Exhibit 4.1 to Form S-8 (SEC File No. 333-97771))***
*10-U	—	Long Term Compensation Plan (Filed as Exhibit 10-T to 2003 Form 10-K Report)***
*10-V	—	Form of Officer Stock Option Award Agreement under the 2001 Master Stock Incentive Plan (Filed as Exhibit 10-A to Form 10-Q Report for the First Quarter ended October 31, 2004)***
*10-W	—	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the 2001 Master Stock Incentive Plan (Filed as Exhibit 10-B to Form 10-Q Report for the First Quarter ended October 31, 2004)***
*10-X	—	Agreement dated August 29, 2005, by and between Donaldson Company, Inc. and William G. Van Dyke (Filed as Exhibit 99.1 to Form 8-K Report filed August 29, 2005)***
*10-Y	—	Description of compensation for non-employee directors (Described under Item 1.01 of Form 8-K filed August 4, 2006)***
*10-Z	—	Description of performance-based compensation for certain executive officers (Described under Item 1.01 of Form 8-K filed October 4, 2005)***
*10-AA	—	Restated Compensation Plan for Non-Employee Directors dated July 28, 2006 (Filed as Exhibit 99.1 to Form 8-K Report filed August 4, 2006)***
*10-BB	—	Description of performance-based compensation for certain executive officers (Described under Item 1.01 of Form 8-K filed August 4, 2006)***
*10-CC	—	Restated Long-Term Compensation Plan dated May 23, 2006 (Filed as Exhibit 99.2 to Form 8-K Report filed August 4, 2006)***
10-DD	—	Qualified Performance-Based Compensation Plan
10-EE	—	Deferred Compensation and 401(k) Excess Plan (2005 Restatement)
10-FF	—	Deferred Stock Option Gain Plan (2005 Restatement)
10-GG	—	Excess Pension Plan (2005 Restatement)
10-HH	—	Supplemental Executive Retirement Plan (2005 Restatement)
11	—	Computation of net earnings per share (“Earnings Per Share” in “Summary of Significant Accounting Policies” in Note A in the Notes to Consolidated Financial Statements on page 29)
13	—	Portions of Registrant’s Annual Report to Shareholders for the year ended July 31, 2006
21	—	Subsidiaries
23	—	Consent of PricewaterhouseCoopers LLP
24	—	Powers of Attorney
31-A	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31-B	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibit has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference as an exhibit.
**	Pursuant to the provisions of Regulation S-K Item 601(b)(4)(iii)(A) copies of instruments defining the rights of holders of certain long-term debts of the Company and its subsidiaries are not filed and in lieu thereof the Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.
***	Denotes compensatory plan or management contract.
Note: Exhibits have been furnished only to the Securities and Exchange Commission. Copies will be furnished to individuals upon request.