Form 10-Q
period 2006-10-31
DONALDSON CO INC
filed 2006-12-01
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2006 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.

Commission File Number 1-7891

DONALDSON COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 West 94th Street
Minneapolis, Minnesota 55431
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (952) 887-3131

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $5 Par Value – 80,703,237 shares as of October 31, 2006

PART I.   FINANCIAL INFORMATION

Item  1.   Financial Statements

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended October 31

	2006	2005

Net sales	$446,419	$403,396
Cost of sales	302,553	271,864

Gross margin	143,866	131,532
Operating expenses	90,180	88,138

Operating income	53,686	43,394
Other income, net	(1,530)	(2,929)
Interest expense	2,883	2,425

Earnings before income taxes	52,333	43,898
Income taxes	16,328	11,700

Net earnings	$36,005	$32,198

Weighted average shares outstanding	81,317,771	84,024,553
Diluted shares outstanding	83,483,381	86,122,289
Basic earnings per share	$.44	$.38
Diluted earnings per share	$.43	$.37
Dividends paid per share	$.090	$.080

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share amounts)
(Unaudited)

	October 31, 2006	July 31, 2006

ASSETS
Current Assets
Cash and cash equivalents	$50,269	$45,467
Accounts receivable, less allowance of $7,624 and $8,398	312,452	312,214
Inventories	169,723	153,165
Prepaid and other current assets	54,526	50,559

Total current assets	586,970	561,405
Property, plant and equipment, at cost	727,970	708,034
Less accumulated depreciation	(399,617)	(390,670)

Property, plant and equipment, net	328,353	317,364
Goodwill	110,927	110,609
Intangible assets	21,671	22,129
Other assets	113,466	112,560

Total Assets	$1,161,387	$1,124,067

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$83,239	$73,368
Current maturities of long-term debt	6,014	6,541
Trade accounts payable	160,375	163,783
Other current liabilities	115,257	116,177

Total current liabilities	364,885	359,869
Long-term debt	96,343	100,495
Deferred income taxes	40,930	40,890
Other long-term liabilities	75,292	76,011

Total Liabilities	577,450	577,265

SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $5 par value, 120,000,000 shares authorized, 88,643,194 issued	443,216	443,216
Retained earnings	303,885	275,598
Stock compensation plans	20,508	20,535
Accumulated other comprehensive income	53,555	51,194
Treasury stock, at cost – 7,868,999 and 8,102,921 shares at October 31, 2006 and July 31, 2006, respectively	(237,227)	(243,741)

Total Shareholders’ Equity	583,937	546,802

Total Liabilities and Shareholders’ Equity	$1,161,387	$1,124,067

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)
(Unaudited)

	Three Months Ended October 31

	2006	2005

OPERATING ACTIVITIES
Net earnings	$36,005	$32,198
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,722	11,442
Changes in operating assets and liabilities	(27,962)	13,345
Tax benefit of equity plans	(3,079)	(11,549)
Payment of litigation judgment	—	(14,170)
Stock option expense	272	259
Other, net	347	(772)

Net cash provided by operating activities	17,305	30,753
INVESTING ACTIVITIES
Net expenditures on property and equipment	(18,014)	(13,343)
Acquisitions, investments and divestitures, net	(652)	—

Net cash used in investing activities	(18,666)	(13,343)
FINANCING ACTIVITIES
Purchase of treasury stock	(3,727)	(48,126)
Proceeds from long-term debt	1,020	—
Repayments of long-term debt	(5,178)	(163)
Change in short-term borrowings	15,534	(15,467)
Dividends paid	(7,250)	(6,706)
Tax benefit of equity plans	3,079	11,549
Exercise of stock options	2,666	592

Net cash provided by (used in) financing activities	6,144	(58,321)
Effect of exchange rate changes on cash	19	176

Increase (decrease) in cash and cash equivalents	4,802	(40,735)
Cash and cash equivalents – beginning of year	45,467	134,066

Cash and cash equivalents – end of period	$50,269	$93,331

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Certain amounts in prior periods have been reclassified to conform to the current presentation. The reclassifications had no impact on the Company’s net earnings or shareholders’ equity as previously reported. Operating results for the three month period ended October 31, 2006 are not necessarily indicative of the results that may be expected for future periods. The year end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2006.

Note B – Inventories

The components of inventory as of October 31, 2006 and July 31, 2006 are as follows (thousands of dollars):

	October 31, 2006	July 31, 2006

Materials	$53,944	$56,194
Work in process	23,155	20,304
Finished products	92,624	76,667

Total inventories	$169,723	$153,165

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

The following table summarizes stock option activity during the three months ended October 31, 2006:

	Options Outstanding	Weighted Average Exercise Price

Outstanding at July 31, 2006	6,281,304	$21.09
Granted	113,800	$37.45
Exercised	(606,450)	$16.50
Canceled	(104,237)	$37.11

Outstanding at October 31, 2006	5,684,417	$21.62

The total intrinsic value of options exercised during the three months ended October 31, 2006 and 2005 was $12.6 million and $1.0 million, respectively.

The following table summarizes information concerning outstanding and exercisable options as of October 31, 2006:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$5 to $15	1,695,792	2.88	$11.45	1,695,792	$11.45
$15 to $25	1,549,746	5.52	$18.22	1,549,746	$18.22
$25 and above	2,438,879	6.62	$30.85	2,223,466	$30.68

	5,684,417	5.20	$21.62	5,469,004	$21.19

At October 31, 2006, the aggregate intrinsic value of shares outstanding and exercisable was $91.0 million and $89.9 million, respectively.

Note D - Net Earnings Per Share

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and dilutive shares relating to stock options, restricted stock and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods. For the three months ended October 31, 2006 and 2005 there were 11,813 and 782,642 options excluded from the diluted net earnings per share calculation, respectively.

The following table presents information necessary to calculate basic and diluted net earnings per common share (thousands of dollars, except per share amounts):

	Three Months Ended October 31

	2006	2005

Weighted average shares outstanding basic	81,318	84,025
Diluted share equivalents	2,165	2,097

Weighted average shares outstanding – diluted	83,483	86,122

Net earnings for basic and diluted earnings per share computation	$36,005	$32,198
Net earnings per share – basic	$.44	$.38
Net earnings per share – diluted	$.43	$.37

Note E – Shareholders’ Equity

The Company reports accumulated other comprehensive income as a separate item in the shareholders’ equity section of the balance sheet. Other comprehensive income for the periods presented consists of foreign currency translation adjustments and net gains or losses on cash flow hedging derivatives.

Total comprehensive income and its components are as follows (thousands of dollars):

	Three Months Ended October 31

	2006	2005

Net earnings	$36,005	$32,198
Foreign currency translation gain	2,060	131
Net gain on hedging derivatives	301	255

Total comprehensive income	$38,366	$32,584

Total accumulated other comprehensive income and its components at October 31, 2006 and July 31, 2006 are as follows (thousands of dollars):

	October 31, 2006	July 31, 2006

Foreign currency translation adjustment	$54,834	$52,774
Net loss on hedging derivatives, net of deferred taxes	(24)	(325)
Additional minimum pension liability, net of deferred taxes	(1,255)	(1,255)

Total accumulated other comprehensive income	$53,555	$51,194

During the first three months of fiscal 2007, the Company repurchased 0.1 million shares for $3.7 million at an average price of $37.38 per share. As of October 31, 2006 the Company has remaining authorization to repurchase up to 6.1 million shares pursuant to the current authorization.

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

Segment detail is summarized as follows (thousands of dollars):

	Engine Products	Industrial Products	Corporate and Unallocated	Total Company

Three Months Ended October 31, 2006:
Net sales	$263,926	$182,493	—	$446,419
Earnings before income taxes	38,819	16,173	(2,659)	52,333
Assets	472,300	441,729	247,358	1,161,387
Three Months Ended October 31, 2005:
Net sales	$238,424	$164,972	—	$403,396
Earnings before income taxes	31,174	15,084	(2,360)	43,898
Assets	425,062	430,994	196,926	1,052,982

Sales to one customer accounted for 12 percent of net sales for the three months ended October 31, 2006 and 2005, respectively. There were no customers over 10 percent of gross accounts receivable as of October 31, 2006 and 2005.

Note G – Goodwill and Other Intangible Assets

The Company’s most recent annual impairment test for goodwill was completed during the third quarter of fiscal 2006. The results of this test showed that the fair values of the reporting units to which goodwill is assigned were higher than the book values of the respective reporting units, resulting in no goodwill impairment. The Company has allocated goodwill to its Industrial Products and Engine Products segments. Following is a reconciliation of goodwill for the three months ending October 31, 2006:

	Industrial Products	Engine Products	Total Goodwill

	(Thousands of dollars)
Balance as of August 1, 2006	$102,927	$7,682	$110,609
Acquisition activity	137	—	137
Foreign exchange translation	182	(1)	181

Balance as of October 31, 2006	$103,246	$7,681	$110,927

As of October 31, 2006, other intangible assets were $21.7 million, a $0.4 million decrease from the balance of $22.1 million at July 31, 2006. The decrease in other intangible assets is due to amortization partially offset by foreign currency translation.

Note H – Guarantees

The Company and its partner, Caterpillar, Inc., in an unconsolidated joint venture, Advanced Filtration Systems Inc., guarantee certain debt of the joint venture. As of October 31, 2006, the joint venture did not have any outstanding debt.

The Company estimates warranty costs using standard quantitative measures based on historical warranty claim experience and evaluation of specific customer warranty issues. Following is a reconciliation of warranty reserves for the three months ended October 31, 2006 and 2005 (thousands of dollars):

	October 31, 2006	October 31, 2005

Beginning balance	$8,789	$7,841
Accruals for warranties (including changes in estimates)	2,994	481
Less settlements made during the period	(2,716)	(468)

Ending balance	$9,067	$7,854

At October 31, 2006, the Company had a contingent liability for standby letters of credit totaling $16.5 million that have been issued and are outstanding. The letters of credit guarantee payment to beneficial third parties in the event the Company is in breach of specified contract terms as detailed in each letter of credit. At October 31, 2006, there were no amounts drawn upon these letters of credit.

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

Net periodic pension costs for the Company’s pension plans include the following components (thousands of dollars):

	Three Months Ended October 31,

	2006	2005

Service cost	$3,778	$3,723
Interest cost	3,541	3,585
Expected return on assets	(5,123)	(4,948)
Transition amount amortization	180	291
Prior service cost amortization	88	66
Actuarial loss amortization	285	449
Curtailment loss	—	686

Total periodic benefit cost	$2,749	$3,852

The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum deductible contribution. For the three months ended October 31, 2006, the Company has made $1.3 million in contributions to its pension plans. The Company may elect to contribute up to $28.6 million to its U.S. pension plans and estimates that it will contribute up to $8.1 million to its non-U.S. pension plans in fiscal 2007.

Note J – Commitments and Contingencies

The Company is not currently subject to pending litigation other than litigation which arises out of and is incidental to the conduct of the Company’s business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. The Company does not believe that any of such proceedings are likely to result in a material adverse effect on the Company’s consolidated financial position or results of operation.

Note K – Income Taxes

The income tax rates for the three months ended October 31, 2006 and 2005 were 31.2 percent and 26.7 percent, respectively. The higher tax rate as compared to the prior year is primarily a result of the mix of earnings in our various jurisdictions as well as an amended tax return filing in the prior year which resulted in additional research and development tax credits.

Note L – New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). This statement requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS 158 is effective for recognition of the funded status of the benefit plans for the Company’s fiscal year 2007 and is effective for the measurement date provisions for the Company’s fiscal year 2009. Based on the Company’s funded status as of July 31, 2006, the adoption of SFAS 158 would decrease total assets by approximately $24 million, increase total liabilities by approximately $2 million, and decrease total shareholders’ equity by approximately $16 million, net of deferred tax. The adoption of SFAS 158 will not affect the Company’s results of operations. The ultimate amounts recorded are dependent on a number of factors, including the discount rate in effect at our next measurement date, the actual rate of return on pension assets for 2007 and the tax effects of the adjustment upon adoption. Changes in those factors as well as the 2007 pension funding could increase or decrease the expected impact of implementing SFAS 158 on the Company’s consolidated financial statements at July 31, 2007.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). This pronouncement prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect of FIN 48 on its consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is a worldwide manufacturer of filtration systems and replacement parts. The Company’s product mix includes air and liquid filters and exhaust and emission control products for mobile equipment; in-plant air cleaning systems; compressed air purification systems; air intake systems for industrial gas turbines; and specialized filters for such diverse applications as computer disk drives and semiconductor processing. Products are manufactured at more than 35 plants around the world and through three of our joint ventures.

The Company has two reporting segments engaged in the design, manufacture and sale of systems to filter air and liquid and other complementary products. The two segments are Engine Products and Industrial Products. Products in the Engine Products segment consist of air intake systems, exhaust and emissions systems, liquid filtration systems and replacement parts. The Engine Products segment sells to original equipment manufacturers (OEMs) in the construction, mining, agriculture and transportation markets and to independent distributors, OEM dealer networks, private label accounts and large equipment fleets. Products in the Industrial Products segment consist of dust, fume and mist collectors, compressed air purification systems, liquid filters and parts, static and pulse-clean air filter systems for gas turbines, and specialized air filtration systems for diverse applications including computer disk drives. The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines and OEMs and end-users requiring highly purified air.

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report.

Overview

The Company reported record diluted net earnings per share of $.43 for the first quarter of fiscal 2007, up from $.37 in the first quarter of the prior year. Net income for the quarter was a record $36.0 million, up 11.8 percent from $32.2 million in the first quarter of the prior year. The Company reported record sales in the first quarter of fiscal 2007 of $446.4 million, an increase of 10.7 percent from $403.4 million in the first quarter of the prior year.

Overall, continuing solid sales growth in both the Engine and Industrial Product segments drove the 10.7 percent increase in net sales. Within the Engine Products segment, transportation product sales were up due to high new truck build rates at our OEM customers in North America, Europe and Japan. Increased sales of off-road products were a result of global strength in new construction and mining equipment demand. Worldwide aftermarket sales increased due to equipment utilization rates remaining strong, continued growth by our OEM customers of their replacement parts businesses and the growing amount of equipment in the field with our PowerCore™ filtration systems. Within the Industrial Products segment, our industrial filtration solutions sales increased internationally with healthy global manufacturing investment and utilization conditions. Strength is seen in the international power generation and the oil and gas markets, helping drive solid international sales growth in our gas turbine systems business. Special application product sales were up in North America on the strength of our rebounding membrane business.

The operating margin in the quarter was 12.0 percent, a 1.2 percentage point improvement over the prior year due to a combination of operating leverage with the revenue increase and our ongoing cost containment efforts.

Results of Operations

Sales in the United States increased $13.1 million or 6.7 percent for the first quarter of fiscal 2007 compared to the first quarter of the prior year. Total international sales in U.S. dollars increased $29.9 million or 14.3 percent in the first quarter compared to the prior year. Translated at constant exchange rates, total international sales increased 12.3 percent. For the first quarter of fiscal 2007, Europe reported a sales increase of $22.0 million or 19.8 percent, Asia reported a sales increase of $6.0 million or 7.3 percent and Mexico reported a $2.1 million increase in net sales or 28.6 percent and South Africa was comparable to the prior period.

The impact of foreign currency translation during the quarter increased sales by $4.3 million. This was primarily due to the strengthening of the Euro against the U.S. dollar. Worldwide sales for the first quarter of fiscal 2007, excluding the impact of foreign currency translation, increased 9.6 percent from the first quarter of the prior year. The impact of foreign currency translation increased net earnings by $0.8 million for the quarter.

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

Following is a reconciliation to the most comparable GAAP financial measure of this non-GAAP financial measure (thousands of dollars):

	Three Months Ended October 31

	2006	2005

Net sales, excluding foreign currency translation	$442,152	$403,479
Foreign currency translation	4,267	(83)

Net sales	$446,419	$403,396

Net earnings, excluding foreign currency translation	$35,221	$32,005
Foreign currency translation	784	193

Net earnings	$36,005	$32,198

Gross margin for the first quarter of fiscal 2007 was 32.2 percent compared to 32.6 percent for the first quarter in the prior year. The slightly lower gross margin in the current period is due to a temporary shift in product mix this quarter and a slight increase in steel costs. Plant rationalization and start up costs totaled $1.0 million in the first quarter compared to prior year plant rationalization and start up costs of $1.2 million. Operating expenses during the first quarter of fiscal 2007 were $90.2 million, or 20.2 percent of sales, compared to $88.1 million, or 21.8 percent of sales in the prior year period.

Other income for the first quarter of fiscal 2007 totaled $1.5 million, down from $2.9 million in the first quarter of the prior year. The decrease from the prior year is primarily due to foreign exchange losses in the first quarter of the current year whereas exchange gains were recorded in the first quarter of fiscal 2006. Other income for the first quarter of fiscal 2007 consisted of income from unconsolidated affiliates of $1.5 million, interest income of $0.3 million and $0.6 million of other income which was offset by foreign exchange losses of $0.9 million. For the first quarter of fiscal 2007, interest expense was $2.9 million, up from $2.4 million in the first quarter of the prior year, driven primarily by higher interest rates.

The income tax rate of 31.2 percent for the quarter compares to 26.7 percent for the same period in the prior year. We expect our annual tax rate to be between 29 percent and 31 percent although our rate will vary by quarter due to country earnings mix and discrete events. The higher tax rate as compared to the prior year is primarily a result of the mix of earnings in our various jurisdictions as well as an amended tax return filing in the prior year which resulted in additional research and development tax credits. Higher tax jurisdictions such as Japan, Germany and the United States are expected to contribute a higher proportion of our taxable earnings in the current year. The unfavorable timing of the phase-out/phase-in provisions of the United States export credit versus the manufacturing credit and the expiration of the research and development credit are also affecting the rate. The Company undergoes examination by various taxing authorities in the multiple jurisdictions in which it operates. When such taxing authorities’ interpretations differ from those of management, the Company may require that changes in the amount of tax expense or valuation allowance be recognized. The Company maintains reserves against such differences and the effect of such adjustments are recorded at the time of resolution of the applicable examination.

Operations by Segment

Following is financial information for the Company’s Engine and Industrial Products segments. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, interest income and expense and non-operating income and expenses.

Segment detail is summarized as follows (thousands of dollars):

	Engine Products	Industrial Products	Corporate and Unallocated	Total Company

Three Months Ended October 31, 2006:
Net sales	$263,926	$182,493	—	$446,419
Earnings before income taxes	38,819	16,173	(2,659)	52,333
Assets	472,300	441,729	247,358	1,161,387
Three Months Ended October 31, 2005:
Net sales	$238,424	$164,972	—	$403,396
Earnings before income taxes	31,174	15,084	(2,360)	43,898
Assets	425,062	430,994	196,926	1,052,982

Following are net sales by product category within the Engine Products and Industrial Products segment (thousands of dollars):

	Three Months Ended October 31

	2006	2005

Engine Products segment:
Off-road products	$80,010	$70,166
Transportation products	51,155	46,210
Aftermarket products	132,761	122,048

Total Engine Products Segment	$263,926	$238,424

Industrial Products segment:
Industrial filtration solutions products	$118,527	$105,888
Gas turbine products	26,049	24,363
Special applications products	37,917	34,721

Total Industrial Products segment	$182,493	$164,972

Total Company	$446,419	$403,396

Engine Products Segment    For the first quarter of fiscal 2007, worldwide sales in the Engine Products segment continued to be strong, reporting year-over-year increases across all product categories. Engine Product sales were a record $263.9 million in the first quarter of fiscal 2007, an increase of 10.7 percent from $238.4 million in the first quarter of the prior year. Total first quarter Engine Product sales in the United States were up 7.6 percent compared to the same period in the prior year and international sales increased by 15.1 percent.

Worldwide sales of off-road products in the first quarter were $80.0 million, an increase of 14.0 percent from $70.2 million in the first quarter of the prior year. Domestic sales in off-road products increased 8.3 percent due to strength in new construction and mining equipment demand. International sales were up 20.6 percent from the first quarter of the prior year with increases in Europe of 23.6 percent and increases in Asia of 13.7 percent. The Company’s off-road business continued to be strong globally as demand remained healthy in the construction and mining end-markets.

Worldwide sales in transportation products in the first quarter of fiscal 2007 were $51.2 million, an increase of 10.7 percent from $46.2 million in the first quarter of the prior year. Transportation product sales increased in the United States, Europe and Asia by 9.3 percent, 8.1 percent and 19.6 percent, respectively, as a result of higher new truck build rates.

Worldwide sales of aftermarket products in the first quarter were $132.8 million, an increase of 8.8 percent from $122.0 million in the first quarter of the prior year. Domestic aftermarket sales grew

6.4 percent as equipment utilization rates remained strong. International sales were up 11.8 percent from prior year primarily driven by sales increases in Europe and Mexico of 18.7 percent and 31.5 percent, respectively partially offset by a slight decrease in South Africa.

Industrial Products Segment    For the first quarter of fiscal 2007, worldwide sales in the Industrial Products segment were $182.5 million, an increase of 10.6 percent from $165.0 million in the prior year. Total first quarter sales in the United States and internationally were up 4.4 percent and 13.6 percent compared to the same period in the prior year.

Worldwide sales of industrial filtration solutions products in the quarter were $118.5 million, an increase of 11.9 percent from $105.9 million in the prior year. Domestic sales increased 3.4 percent, reflecting the benefit from the sales of a recent acquisition. International sales increased 17.7 percent over the prior year with sales in Europe, Asia, South Africa and Mexico showing increases of 21.4 percent, 9.6 percent, 17.1 percent and 21.4 percent, respectively.

Worldwide sales of gas turbine products in the first quarter were $26.0 million, an increase of 6.9 percent from sales of $24.4 million in the first quarter of the prior year. International sales in gas turbine products increased 16.2 percent. Domestic gas turbine sales decreased 15.5 percent.

Worldwide sales of special application products in the quarter were $37.9 million, an increase of 9.2 percent from $34.7 million in the prior year. Domestic special application product sales increased 55.3 percent. International sales in special application products increased 3.9 percent over the prior year, with increases in Europe and Asia of 12.6 percent and 2.7 percent, respectively, due primarily to strong demand for computer hard drives and other consumer electronics.

Liquidity and Capital Resources

The Company generated $17.3 million of cash and cash equivalents from operations during the first three months of fiscal 2007. Operating cash flows decreased by $13.4 million from the same period in the prior year primarily due to an increase in inventory levels. Operating cash flows and cash on hand were used to support $18.0 million in capital additions, the repurchase of 0.1 million outstanding shares of the Company’s common stock for $3.7 million, the payment of $5.2 million in debt and the payment of $7.3 million in dividends. For additional information regarding share repurchases see Part II Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

At the end of the first quarter, the Company held $50.3 million in cash and cash equivalents, up from $45.5 million at July 31, 2006. Short-term debt totaled $83.2 million, up from $73.4 million at July 31, 2006. The amount of unused lines of credit as of October 31, 2006 was approximately $195.5 million. Long-term debt of $96.3 million at October 31, 2006 decreased from $100.5 million at July 31, 2006 and represented 14.2 percent of total long-term capital, defined as long-term debt plus total shareholders’ equity, compared to 15.5 percent at July 31, 2006. During the remainder of fiscal 2007, the Company may elect to contribute up to $28.6 million to its U.S. pension plans and estimates that it will contribute up to $8.1 million to its non-U.S. pension plans.

The following table summarizes the Company’s contractual obligations as of October 31, 2006 (in thousands):

Contractual Obligations	Payments Due by Period

	Total	Less than 1 year	1 – 3 years	3 – 5 Years	More than 5 years

Long-term debt obligations	$100,360	$5,313	$38,206	$5,847	$50,994
Capital lease obligations	1,997	701	960	128	208
Interest on long-term obligations	22,894	5,540	7,932	4,733	4,689
Operating lease obligations	11,575	6,186	5,115	274	—
Purchase obligations(1)	129,116	119,950	7,638	—	1,528
Deferred compensation and other(2)	10,488	1,579	3,068	918	4,923

Total	$276,430	$139,269	$62,919	$11,900	$62,342

(1)	Purchase obligations consist primarily of inventory, tooling, contract employment services and capital expenditures. The Company’s purchase orders for inventory are based on expected customer demand, and quantities and dollar volumes are subject to change.

(2)	Deferred compensation and other consists primarily of salary and bonus deferrals elected by certain executives under the Company’s deferred compensation plan. Deferred compensation balances earn interest based on a treasury bond rate as defined by the plan, and are payable at the election of the participants.

At October 31, 2006, the Company had a contingent liability for standby letters of credit totaling $16.5 million that have been issued and are outstanding. The letters of credit guarantee payment to beneficial third parties in the event the Company is in breach of specified contract terms as detailed in each letter of credit. At October 31, 2006, there are no amounts drawn upon these letters of credit.

The Company has a five-year, unsecured, multi-currency revolving facility with a group of banks under which the Company may borrow up to $150.0 million. As of October 31, 2006, there were no borrowings under these facilities. This facility expires on September 2, 2009.

Certain note agreements contain debt covenants related to working capital levels and limitations on indebtedness. Further, the Company may be restricted from paying dividends or repurchasing common stock if its tangible net worth (as defined) does not exceed certain minimum levels. As of October 31, 2006, the Company was in compliance with these debt covenants.

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

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2006.

Outlook

Overall, the Company expects mid-single digit sales growth for the Engine Products segment in fiscal 2007, which includes the impact of the NAFTA new truck production decline. The Company expects North American heavy-duty new truck build rates to remain at their current high levels through December as truck manufacturers are near capacity. Due to the 2007 emissions regulations, the Company expects build rates to decrease in calendar 2007 resulting in an estimated $30 to $35 million decrease in sales during the second half of fiscal 2007 as compared to the second half of fiscal 2006. Strong international conditions are expected to continue in the production of new construction and mining equipment by our customers. While residential construction in the United States has recently softened, North American non-residential and public construction markets are expected to remain healthy. Both North American and international aftermarket sales are expected to continue growing as a result of strong equipment utilization, continued growth by our OEM customers of their replacement parts businesses, and the growing amount of equipment with our PowerCore™ filtration systems driving replacement filter sales growth.

The Company expects low-double digit sales growth in fiscal 2007 for its Industrial Products segment. Industrial filtration solutions sales are expected to continue growing with healthy global manufacturing investment and utilization conditions at our customers. Our full year gas turbine sales should continue rebounding with sales increasing approximately 20 percent over last year. Strength is seen in both the international power generation and the global oil and gas segments we serve. Market conditions for special application products are expected to remain solid primarily due to continued strength in the hard disk drive market.

The Company expects the full year impact from expensing stock options to be $.03 to $.04 per share, with 75 percent of the full year expense ($.02 to $.03 per share) expected in the second quarter due to the timing of our annual option grants. The tax rate is expected to be 29 to 31 percent for the year although the rate will vary by quarter due to country earnings mix and discrete events. The Company expects fiscal 2007 earnings per share to be between $1.72 and $1.82 per diluted share.

Forward-Looking Statements

The Company, through its management, may make forward-looking statements reflecting the Company’s current views with respect to future events and financial performance. These forwarding-looking statements, which may be in reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended July 31, 2006, which could cause actual results to differ materially from historical results or those anticipated. The words or phrases “will likely result,” “are expected to,” “will continue,” “estimate,” “project,” “believe,” “expect,” “anticipate,” “forecast,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 21e of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995 (PSLRA). In particular the Company desires to take advantage of the protections of the PSLRA in connection with the forward-looking statements made in this Quarterly Report on Form 10-Q.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. In addition, the Company wishes to advise readers that the factors listed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended July 31, 2006, as well as other factors, could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed. That discussion of factors is not intended to be exhaustive, but rather to highlight important risk factors that impact results. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item  3.   Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the reported market risk of the Company since July 31, 2006. See further discussion of these market risks in the Company’s Annual Report on Form 10-K for the year ended July 31, 2006.

Item  4.   Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report (the Evaluation Date), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
(b)	Changes in Internal Control over Financial Reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with such evaluation during the fiscal quarter ended October 31, 2006, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item  1.   Legal Proceedings

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

Item  1A.   Risk Factors

There are inherent risks and uncertainties associated with our global operations that involve manufacturing and sale of products for highly demanding customer applications throughout the world. These risks and uncertainties could adversely affect our operating performances or financial condition. The “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended July 31, 2006 includes a discussion of these risks and uncertainties. There have been no material changes from the risk factors disclosed in the Company’s Annual Report on form 10-K for the year ended July 31, 2006. Additional risks that the Company currently is unaware of or views as immaterial may also impair the Company’s business or adversely impact its financial results.

Item  2.   Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended October 31, 2006.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

August 1 – August 31, 2006	1,721	$32.94	—	6,162,000 shares
September 1 – September 30, 2006	182,145	$37.57	—	6,162,000 shares
October 1 – October 31, 2006	100,121	$37.39	99,700	6,062,300 shares

Total	283,987	$37.48	99,700	6,062,300 shares

(1)	On March 31, 2006, the Company announced that the Board of Directors authorized the repurchase of up to 8.0 million common shares. This repurchase authorization, which is effective until terminated by the Board of Directors, replaced the existing authority that was authorized on January 17, 2003. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the quarter ended October 31, 2006. However, the table above includes 184,287 previously owned shares tendered by option holders in payment of the exercise price of options. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of exercising stock options or payment of equity-based awards.

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

*3-C – By-laws of Registrant as currently in effect (Filed as Exhibit 3-B to 2003 Form 10-K Report)

*4 – **

*4-A – Preferred Stock Amended and Restated Rights Agreement between Registrant and Wells Fargo Bank, N.A., as Rights Agent, dated as of January 27, 2006 (Filed as Exhibit 4.1 to Form 8-K Report filed February 1, 2006)

*10 – Description of performance-based compensation for certain executive officers (Described under Item 1.01 of Form 8-K filed October 5, 2006)

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

DONALDSON COMPANY, INC. (Registrant)
Date: December 1, 2006	By:	/s/ William M. Cook
William M. Cook Chairman, President and Chief Executive Officer (duly authorized officer)
Date: December 1, 2006	By:	/s/ Thomas R. VerHage
Thomas R. VerHage Vice President, Chief Financial Officer (principal financial officer)
Date: December 1, 2006	By:	/s/ James F. Shaw
James F. Shaw Controller (principal accounting officer)