Form 10-Q
period 2007-01-31
DONALDSON CO INC
filed 2007-03-02
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2007 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.

Commission File Number 1-7891

 DONALDSON COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $5 Par Value – 79,201,611 shares as of January 31, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,

	2007	2006	2007	2006

Net sales	$463,740	$392,915	$910,159	$796,311
Cost of sales	322,524	268,133	625,077	539,997

Gross margin	141,216	124,782	285,082	256,314
Operating expenses	98,334	86,978	188,514	175,116

Operating income	42,882	37,804	96,568	81,198
Other income, net	(2,377)	(2,301)	(3,907)	(5,230)
Interest expense	3,234	2,508	6,117	4,933

Earnings before income taxes	42,025	37,597	94,358	81,495
Income taxes	10,750	10,688	27,078	22,388

Net earnings	$31,275	$26,909	$67,280	$59,107

Weighted average shares outstanding	80,778,686	82,992,797	81,048,226	83,506,118
Diluted shares outstanding	82,699,272	85,101,072	83,091,583	85,641,920
Basic earnings per share	$.39	$.32	$.83	$.71
Diluted earnings per share	$.38	$.32	$.81	$.69
Dividends paid per share	$.090	$.080	$.180	$.160

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share amounts)
(Unaudited)

	January 31, 2007	July 31, 2006

ASSETS
Current Assets
Cash and cash equivalents	$35,334	$45,467
Accounts receivable, less allowance of $7,710 and $8,398	322,916	312,214
Inventories	175,612	153,165
Prepaid and other current assets	60,545	50,559

Total current assets	594,407	561,405
Property, plant and equipment, at cost	749,974	708,034
Less accumulated depreciation	(411,749)	(390,670)

Property, plant and equipment, net	338,225	317,364
Goodwill	111,588	110,609
Intangible assets	21,964	22,129
Other assets	111,629	112,560

Total Assets	$1,177,813	$1,124,067

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$154,023	$73,368
Current maturities of long-term debt	6,307	6,541
Trade accounts payable	156,318	163,783
Other current liabilities	102,567	116,177

Total current liabilities	419,215	359,869
Long-term debt	95,544	100,495
Deferred income taxes	39,765	40,890
Other long-term liabilities	71,948	76,011

Total Liabilities	626,472	577,265

SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $5 par value, 120,000,000 shares authorized, 88,643,194 issued	443,216	443,216
Retained earnings	321,365	275,598
Stock compensation plans	19,431	20,535
Accumulated other comprehensive income	57,892	51,194
Treasury stock, at cost – 9,363,625 and 8,102,921 shares at January 31, 2007 and July 31, 2006, respectively	(290,563)	(243,741)

Total Shareholders’ Equity	551,341	546,802

Total Liabilities and Shareholders’ Equity	$1,177,813	$1,124,067

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)
(Unaudited)

	Six Months Ended January 31,

	2007	2006

OPERATING ACTIVITIES
Net earnings	$67,280	$59,107
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	23,520	22,661
Changes in operating assets and liabilities	(66,577)	(11,673)
Tax benefit of equity plans	(4,541)	(11,965)
Payment of litigation judgment	—	(14,170)
Stock option expense	2,789	2,424
Other, net	(2,739)	5,157

Net cash provided by operating activities	19,732	51,541
INVESTING ACTIVITIES
Net expenditures on property and equipment	(36,140)	(28,611)
Acquisitions, investments and divestitures, net	(694)	(4,436)

Net cash used in investing activities	(36,834)	(33,047)
FINANCING ACTIVITIES
Purchase of treasury stock	(61,890)	(48,126)
Proceeds from long-term debt	1,034	—
Repayments of long-term debt	(5,434)	(326)
Change in short-term borrowings	79,302	(28,719)
Dividends paid	(14,521)	(13,293)
Tax benefit of equity plans	4,541	11,965
Exercise of stock options	3,646	2,207

Net cash provided by (used in) financing activities	6,678	(76,292)
Effect of exchange rate changes on cash	291	94

Decrease in cash and cash equivalents	(10,133)	(57,704)
Cash and cash equivalents – beginning of year	45,467	134,066

Cash and cash equivalents – end of period	$35,334	$76,362

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and six month periods ended January 31, 2007 are not necessarily indicative of the results that may be expected for future periods. The year end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2006.

Note B – Inventories

The components of inventory as of January 31, 2007 and July 31, 2006 are as follows (thousands of dollars):

	January 31, 2007	July 31, 2006

Materials	$63,761	$56,194
Work in process	20,929	20,304
Finished products	90,922	76,667

Total inventories	$175,612	$153,165

Note C – Accounting for Stock-Based Compensation

In fiscal 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment – Revised 2004, using the modified prospective transition method. Under this method, stock-based employee compensation cost is recognized using the fair-value based method for all new awards granted after August 1, 2005. Compensation costs for unvested stock options and awards that were outstanding at August 1, 2005, are recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro-forma disclosures under SFAS 123. The Company determined the fair value of its option awards using the Black-Scholes option pricing model. The following assumptions were used to value the options granted during the second quarter of fiscal 2007: range of 3 to 7 year expected life; expected volatility range of 18.8 percent to 23.6 percent; risk-free interest rate range of 4.4 percent to 4.7 percent and annual dividend yield of 1.0 percent. The expected life selected for options granted during the quarter represents the period of time that the options are expected to be outstanding based on historical data of option holder exercise and termination behavior. Expected volatilities are based upon historical volatility of the Company’s stock over a period equal to the expected life of each option grant. Option grants are priced at the fair market value of the Company’s stock on the date of grant. The weighted average fair value for options granted during the three months ended January 31, 2007 and 2006 was $9.57 and $9.36, respectively. For the three months and six months ended January 31, 2007, the Company recorded pretax compensation expense associated with stock options of $2.5 million and $2.8 million, respectively, and recorded $0.9 million and $1.0 million of related tax benefit, respectively. For the three months and six months ended January 31, 2006, the Company recorded pretax compensation expense associated with stock options of $2.2 million and $2.4 million, respectively, and recorded $0.7 million and $0.8 million of related tax benefit, respectively.

The following table summarizes stock option activity during the six months ended January 31, 2007:

	Options Outstanding	Weighted Average Exercise Price

Outstanding at July 31, 2006	6,281,304	$21.09
Granted	523,100	35.41
Exercised	(711,901)	15.61
Canceled	(119,633)	37.03

Outstanding at January 31, 2007	5,972,870	$22.68

The total intrinsic value of options exercised during the six months ended January 31, 2007 and 2006 was $15.2 million and $6.1 million, respectively.

The following table summarizes information concerning outstanding and exercisable options as of January 31, 2007:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$5 to $15	1,601,891	2.74	$11.57	1,601,891	$11.57
$15 to $25	1,539,746	5.27	$18.22	1,539,746	$18.22
$25 and above	2,831,233	6.90	$31.40	2,484,452	$31.07

	5,972,870	5.37	$22.68	5,626,089	$22.00

At January 31, 2007, the aggregate intrinsic value of shares outstanding and exercisable was $68.2 million and $68.0 million, respectively.

Note D – Net Earnings Per Share

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and dilutive shares relating to stock options, restricted stock and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods. For each of the three months and six months ended January 31, 2007 there were 10,000 options excluded from the diluted net earnings per share calculation, respectively. For the three months and six months ended January 31, 2006 there were 446,203 and 903,181 options excluded from the diluted net earnings per share calculation, respectively.

The following table presents information necessary to calculate basic and diluted net earnings per common share (thousands, except per share amounts):

	Three Months Ended January 31,		Six Months Ended January 31,

	2007	2006	2007	2006

Weighted average shares outstanding – basic	80,779	82,993	81,048	83,506
Diluted share equivalents	1,920	2,108	2,044	2,136

Weighted average shares outstanding – diluted	82,699	85,101	83,092	85,642

Net earnings for basic and diluted earnings per share computation	$31,275	$26,909	$67,280	$59,107
Net earnings per share – basic	$.39	$.32	$.83	$.71
Net earnings per share – diluted	$.38	$.32	$.81	$.69

Note E – Shareholders’ Equity

The Company reports accumulated other comprehensive income as a separate item in the shareholders’ equity section of the balance sheet. Other comprehensive income for the periods presented consists of foreign currency translation adjustments and net gains or losses on cash flow hedging derivatives.

Total comprehensive income and its components are as follows (thousands of dollars):

	Three Months Ended January 31,		Six Months Ended January 31,

	2007	2006	2007	2006

Net earnings	$31,275	$26,909	$67,280	$59,107
Foreign currency translation gain	4,149	3,970	6,209	4,101
Net gain (loss) on hedging derivatives	188	(369)	489	(114)

Total comprehensive income	$35,612	$30,510	$73,978	$63,094

Total accumulated other comprehensive income and its components at January 31, 2007 and July 31, 2006 are as follows (thousands of dollars):

	January 31, 2007	July 31, 2006

Foreign currency translation adjustment	$58,983	$52,774
Net gain (loss) on hedging derivatives, net of deferred taxes	164	(325)
Additional minimum pension liability, net of deferred taxes	(1,255)	(1,255)

Total accumulated other comprehensive income	$57,892	$51,194

During the second quarter of fiscal 2007, the Company repurchased 1.7 million shares for $58.2 million at an average price of $35.04 per share. The Company repurchased 1.8 million shares for $61.9 million at an average price of $35.17 per share during the first six months of fiscal 2007. As of January 31, 2007 the Company had remaining authorization to repurchase up to 4.4 million shares pursuant to the current authorization.

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

	Engine Products	Industrial Products	Corporate and Unallocated	Total Company

Three Months Ended January 31, 2007:
Net sales	$253,338	$210,402	—	$463,740
Earnings before income taxes	27,725	17,161	(2,861)	42,025
Three Months Ended January 31, 2006:
Net sales	$226,584	$166,331	—	$392,915
Earnings before income taxes	25,030	13,067	(500)	37,597
Six Months Ended January 31, 2007:
Net sales	$517,264	$392,895	—	$910,159
Earnings before income taxes	66,544	33,334	(5,520)	94,358
Assets	480,386	498,263	199,164	1,177,813
Six Months Ended January 31, 2006:
Net sales	$465,008	$331,303	—	$796,311
Earnings before income taxes	56,204	28,151	(2,860)	81,495
Assets	424,100	433,746	195,121	1,052,967

Sales to one customer accounted for 10 percent and 11 percent of net sales for the three months and six months ended January 31, 2007, respectively, and sales to one customer accounted for 11 percent and 12 percent of net sales for each of the three and six months ended January 31, 2006. There were no customers over 10 percent of gross accounts receivable as of January 31, 2007 and 2006.

Note G – Goodwill and Other Intangible Assets

The Company’s most recent annual impairment test for goodwill was completed during the third quarter of fiscal 2006. The results of this test showed that the fair values of the reporting units to which goodwill is assigned were higher than the book values of the respective reporting units, resulting in no goodwill impairment. The Company has allocated goodwill to its Industrial Products and Engine Products segments. Following is a reconciliation of goodwill for the six months ending January 31, 2007 (thousands of dollars):

	Industrial Products	Engine Products	Total Goodwill

Balance as of August 1, 2006	$102,927	$7,682	$110,609
Acquisition activity	266	—	266
Foreign exchange translation	581	132	713

Balance as of January 31, 2007	$103,774	$7,814	$111,588

As of January 31, 2007, other intangible assets were $22.0 million, a $0.1 million decrease from the balance of $22.1 million at July 31, 2006. The decrease in other intangible assets is due to amortization partially offset by foreign currency translation.

Note H – Guarantees

The Company and its partner, Caterpillar, Inc., in an unconsolidated joint venture, Advanced Filtration Systems Inc., guarantee certain debt of the joint venture. As of January 31, 2007, the joint venture had $1.3 million in outstanding debt.

The Company estimates warranty costs using standard quantitative measures based on historical warranty claim experience and evaluation of specific customer warranty issues. Following is a reconciliation of warranty reserves for the six months ended January 31, 2007 and 2006 (thousands of dollars):

	January 31, 2007	January 31, 2006

Beginning balance	$8,789	$7,841
Accruals for warranties (including changes in estimates)	4,469	1,786
Less settlements made during the period	(3,754)	(2,098)

Ending balance	$9,504	$7,529

At January 31, 2007, the Company had a contingent liability for standby letters of credit totaling $16.5 million that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of specified contract terms as detailed in each letter of credit. At January 31, 2007, there were no amounts drawn upon these letters of credit.

Note I – Employee Benefit Plans

The Company and certain of its subsidiaries have defined benefit pension plans for many of their hourly and salaried employees. The domestic plans include plans that provide defined benefits as well as a plan for salaried workers that provides defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit comprised of a percentage of current salary that varies with years of service, interest credits and transition credits. The international plans generally provide pension benefits based on years of service and compensation level.

Net periodic pension costs for the Company’s pension plans include the following components (thousands of dollars):

	Three Months Ended January 31,		Six Months Ended January 31,

	2007	2006	2007	2006

Service cost	$3,895	$3,700	$7,673	$7,423
Interest cost	3,584	3,567	7,125	7,153
Expected return on assets	(5,148)	(4,934)	(10,272)	(9,882)
Transition amount amortization	278	278	458	568
Prior service cost amortization	88	66	176	133
Actuarial loss amortization	286	446	572	895
Settlement and curtailment (gain)/loss	(1,949)	—	(1,949)	686

Total periodic benefit cost	$1,034	$3,123	$3,783	$6,976

In anticipation of Japanese defined benefit plan law changes, the Company terminated the defined benefit plan offered to its employees in Japan on December 31, 2006 which resulted in a net settlement gain of $1.9 million. This plan was replaced with a defined contribution plan as of January 1, 2007. The Company incurred the cost of initial contributions to the defined contribution plan as well as other costs of converting participants to the new defined contribution plan resulting in a net pretax gain for the net settlement and transition to the defined contribution plan of approximately $0.6 million.

The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum deductible contribution. For the six months ended January 31, 2007, the Company had made $6.8 million in contributions to its pension plans. The Company may elect to contribute up to an additional $28.6 million to its U.S. pension plans and estimates that it will contribute up to an additional $4.0 million to its non-U.S. pension plans during the remainder of fiscal 2007.

Note J – Commitments and Contingencies

The Company is not currently subject to pending litigation other than litigation which arises out of and is incidental to the conduct of the Company’s business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. The Company does not consider that any of such proceedings that are currently pending to be likely to result in a material adverse effect on the Company’s consolidated financial position or results of operation.

Note K – Income Taxes

The income tax rate for the three months and six months ended January 31, 2007 was 25.6 percent and 28.7 percent, respectively. The income tax rate for the three months and six months ended January 31, 2006 was 28.4 percent and 27.5 percent, respectively. The lower tax rate in the quarter as compared to the quarter ended January 31, 2006 is primarily due to the recent Research and Experimentation Tax Credit passed by Congress which lowered income tax expense by $1.1 million and the favorable resolution of open tax contingencies which provided $0.8 million of benefit. The higher tax rate for the six months of fiscal 2007 as compared to the first six months of fiscal 2006 is primarily a result of the mix of earnings in our various jurisdictions as well as an amended tax return filing in the prior year which resulted in additional research and development tax credits.

Note L – New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). This statement requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS 158 is effective for recognition of the funded status of the benefit plans for the Company’s fiscal year 2007 and is effective for the measurement date provisions for the Company’s fiscal year 2009. Based on the Company’s funded status as of July 31, 2006, the adoption of SFAS 158 would decrease total assets by approximately $24 million, increase total liabilities by approximately $2 million, and decrease total stockholders equity by approximately $16 million, net of deferred tax. The adoption of SFAS 158 will not affect the Company’s results of operations. The ultimate amounts recorded are dependent on a number of factors, including the discount rate in effect at our next measurement date, the actual rate of return on pension assets for 2007 and the tax effects of the adjustment upon adoption. Changes in those factors as well as the 2007 pension funding could increase or decrease the expected impact of implementing SFAS 158 on the Company’s consolidated financial statements at July 31, 2007.

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

Note M – Subsequent Event

On February 28, 2007, the Company acquired 100 percent of the common stock of Aerospace Filtration Systems, Inc. This addition will enhance the Company’s growth into the aeronautics portion of its Engine Products segment.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is a worldwide manufacturer of filtration systems and replacement parts. The Company’s product mix includes air and liquid filters and exhaust and emission control products for mobile equipment; in-plant air cleaning systems; compressed air purification systems; air intake systems for industrial gas turbines; and specialized filters for such diverse applications as computer disk drives and semiconductor processing. Products are manufactured at more than 35 plants around the world and through three joint ventures.

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

Overview

The Company reported record diluted net earnings per share of $.38 for the second quarter of fiscal 2007, up from $.32 in the second quarter of the prior year. Net income for the quarter was $31.3 million, up 16.2 percent from $26.9 million in the second quarter of the prior year. The Company reported record sales in the second quarter of fiscal 2007 of $463.7 million, an increase of 18.0 percent from $392.9 million in the second quarter of the prior year.

Overall, continuing solid sales growth in both the Engine and Industrial Product segments drove the 18.0 percent increase in net sales. Sales were especially good in Europe and Asia where good economic conditions and a well-developed market presence combined to deliver growth in excess of 25 percent in both regions. However, as customer demand ramped up, the Company was increasing distribution capacity which led to higher than expected distribution costs. Gross margin was also impacted by a higher mix of system sales versus replacement parts during the quarter. The operating margin in the quarter was 9.2 percent, a 0.4 percentage point decrease from the prior year resulting from the margin decrease discussed above, partially offset by operating leverage with the revenue increase.

For the six-month period, the Company reported net sales of $910.2 million, an increase of 14.3 percent from $796.3 million in the prior year. Net income for the six-month period was $67.3 million, up 13.8 percent from $59.1 million in the prior year. The Company reported diluted net earnings per share of $.81 for the six-month period, up 17.4 percent from $.69 in the prior year.

Results of Operations

Sales in the United States increased $12.1 million or 6.6 percent for the second quarter of fiscal 2007 compared to the second quarter of the prior year. Total international sales in U.S. dollars increased $58.8 million or 28.0 percent in the second quarter compared to the prior year. Translated at constant exchange rates, total international sales increased 21.4 percent. For the second quarter of fiscal 2007, Europe, Asia, Mexico and South Africa reported increased sales. Europe sales increased $33.7 million or 29.2 percent, Asia sales increased $21.9 million or 27.6 percent, Mexico sales increased $2.0 million or 26.9 percent and South Africa sales increased $1.4 million or 19.5 percent for the second quarter of fiscal 2007 as compared to the prior year. For the six-month period ended January 31, 2007, sales in the United States increased $25.2 million or 6.7 percent from the prior year, and total international sales in U.S. dollars increased $88.7 million or 21.2 percent from the prior year.

The impact of foreign currency translation during the second quarter of fiscal 2007 increased sales by $13.9 million. This was primarily due to the strengthening of the Euro to the U.S. dollar. The impact of foreign currency translation year-to-date as of the second quarter of fiscal 2007 increased sales by $18.2 million. Worldwide sales for the second quarter of fiscal 2007, excluding the impact of foreign currency translation, increased 14.5 percent from the second quarter of the prior year, and 12.0 percent year-to-date. The impact of foreign currency translation increased net income by $1.7 million and $2.5 million for the three and six-month periods of fiscal 2007, respectively.

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

Following is a reconciliation to the most comparable GAAP financial measure of this non-GAAP financial measure (thousands of dollars):

	Three Months Ended January 31,		Six Months Ended January 31,

	2007	2006	2007	2006

Net sales, excluding foreign currency translation	$449,823	$408,947	$891,975	$812,426
Foreign currency translation	13,917	(16,032)	18,184	(16,115)

Net sales	$463,740	$392,915	$910,159	$796,311

Net earnings, excluding foreign currency translation	$29,539	$27,554	$64,760	$59,559
Foreign currency translation	1,736	(645)	2,520	(452)

Net earnings	$31,275	$26,909	$67,280	$59,107

Gross margin for the second quarter of fiscal 2007 was 30.5 percent compared to 31.8 percent for the second quarter in the prior year. Gross margin has been impacted by higher than expected distribution costs from integrating new distribution capacity while customer demand ramped up beyond expectations. Gross margin was also impacted by a higher mix of system sales versus replacement parts sales. Plant rationalization and start-up costs totaled $1.3 million in the second quarter compared to prior quarter plant rationalization and start-up costs of $1.7 million. Year-to-date plant rationalization and start-up costs totaled $2.2 million compared to prior year plant rationalization and start-up costs of $3.2 million. Operating expenses during the second quarter of fiscal 2007 were $98.3 million or 21.2 percent of sales compared to $87.0 million or 22.1 percent of sales in the prior year period. Operating expenses for the quarter included $2.5 million of stock option expense versus $2.2 million in the second quarter of the prior year. Year-to-date operating expenses were 20.7 percent of sales, down from 22.0 percent in the prior year.

Other income for the second quarter of fiscal 2007 totaled $2.4 million, up from $2.3 million in the second quarter of the prior year. Other income for the second quarter of fiscal 2007 consisted of income from unconsolidated affiliates of $1.5 million, interest income of $0.3 million, foreign exchange gains of $0.3 million and other income of $0.3 million. For the second quarter of fiscal 2007, interest expense was $3.2 million, up from $2.5 million in the second quarter of the prior year, driven primarily by higher interest rates. Year-to-date, other income totaled $3.9 million compared to $5.2 million reported in the prior year. Year-to-date interest expense was $6.1 million, up from $4.9 million in the prior year.

The income tax rate for the three months and six months ended January 31, 2007 was 25.6 percent and 28.7 percent, respectively. The income tax rate for the three months and six months ended January 31, 2006 was 28.4 percent and 27.5 percent, respectively. The lower tax rate in the quarter as compared to the quarter ended January 31, 2006 is primarily due to the recent Research and Experimentation Tax Credit passed by Congress which lowered income tax expense by $1.1 million and the favorable resolution of open tax contingencies which provided $0.8 million of benefit. The higher tax rate for the six months of fiscal 2007 as compared to the first six months of fiscal 2006 is primarily a result of the mix of earnings in various jurisdictions as well as an amended tax return filing in the prior year which resulted in additional research and development tax credits. The Company expects its annual tax rate to be between 28 percent and 30 percent although the rate will vary by quarter due to country earnings mix and discrete events. Higher tax jurisdictions such as Japan, Germany and the United States are expected to contribute a higher proportion of the Company’s taxable earnings in the current year.

Operations by Segment

Following is financial information for the Company’s Engine and Industrial Products segments. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, interest income and expense and non-operating income and expenses. Segment detail is summarized as follows (thousands of dollars):

	Engine Products	Industrial Products	Corporate and Unallocated	Total Company

Three Months Ended January 31, 2007:
Net sales	$253,338	$210,402	—	$463,740
Earnings before income taxes	27,725	17,161	(2,861)	42,025
Three Months Ended January 31, 2006:
Net sales	$226,584	$166,331	—	$392,915
Earnings before income taxes	25,030	13,067	(500)	37,597
Six Months Ended January 31, 2007:
Net sales	$517,264	$392,895	—	$910,159
Earnings before income taxes	66,544	33,334	(5,520)	94,358
Assets	480,386	498,263	199,164	1,177,813
Six Months Ended January 31, 2006:
Net sales	$465,008	$331,303	—	$796,311
Earnings before income taxes	56,204	28,151	(2,860)	81,495
Assets	424,100	433,746	195,121	1,052,967

Following are net sales by product category within the Engine Products and Industrial Products segment (thousands of dollars):

	Three Months Ended January 31,		Six Months Ended January 31,

	2007	2006	2007	2006

Engine Products segment:
Off-road products	$80,353	$71,660	$160,363	$141,826
Transportation products	42,766	42,528	93,921	88,738
Aftermarket products	130,219	112,396	262,980	234,444

Total Engine Products Segment	$253,338	$226,584	$517,264	$465,008

Industrial Products segment:
Industrial filtration solutions products	$127,045	$103,755	$245,572	$209,643
Gas turbine products	43,463	28,416	69,512	52,779
Special applications products	39,894	34,160	77,811	68,881

Total Industrial Products segment	$210,402	$166,331	$392,895	$331,303

Total Company	$463,740	$392,915	$910,159	$796,311

Engine Products Segment    For the second quarter of fiscal 2007, worldwide sales in the Engine Products segment continued to be strong, reporting year-over-year increases across all product categories within that segment. Engine Product sales were a record $253.3 million in the second quarter of fiscal 2007, an increase of 11.8 percent from $226.6 million in the second quarter of the prior year. Total second quarter Engine Product sales in the United States were up 3.9 percent compared to the same period in the prior year and international sales increased by 22.5 percent. Year-to-date, worldwide net sales were $517.3 million, an increase of 11.2 percent from $465.0 million in the prior year. International Engine Product sales increased 18.8 percent and sales in the United States increased 5.8 percent from the prior year on a year-to-date basis.

Worldwide sales of off-road products in the second quarter of fiscal 2007 were $80.4 million, an increase of 12.1 percent from $71.7 million in the second quarter of the prior year. Domestic sales in off-road products increased 1.5 percent as non-residential and public construction markets remained healthy. International sales were up 24.6 percent from the second quarter of the prior year with increases in Europe of 29.5 percent and increases in Asia of 15.0 percent. The Company’s off-road business continued to be strong globally as demand remained healthy in the construction and mining end-markets. Year-to-date, worldwide off-road sales totaled $160.4 million, an increase of 13.1 percent from $141.8 million in the prior year. Year-to-date sales of off-road products internationally and in the United States increased 22.6 percent and 4.9 percent, respectively, from the prior year.

Worldwide sales in transportation products in the second quarter of fiscal 2007 were $42.8 million, an increase of 0.6 percent from $42.5 million in the second quarter of the prior year. Transportation product sales increased in Europe and the United States by 7.0 percent and 0.2 percent, respectively, and decreased in Asia and Mexico by 1.4 percent and 12.4 percent, respectively. Year-to-date, worldwide transportation product sales totaled $93.9 million, an increase of 5.8 percent from $88.7 million in the prior year. International transportation product sales increased 8.0 percent from the prior year on a year-to-date basis. Transportation sales in the United States increased 5.1 percent from the prior year on a year-to-date basis.

Worldwide sales of aftermarket products in the second quarter were $130.2 million, an increase of 15.9 percent from $112.4 million in the second quarter of the prior year. Domestic aftermarket sales grew 7.3 percent and international sales were up 26.2 percent from prior year driven by sales increases in Europe, Asia and Mexico of 36.3 percent, 15.5 percent and 29.8 percent, respectively. Sales volumes were high in all regions as equipment utilization rates remained strong. Year-to-date, worldwide aftermarket sales totaled $263.0 million, an increase of 12.2 percent from $234.4 million in the prior year. Year-to-date aftermarket product sales internationally and in the United States increased 18.7 percent and 6.8 percent, respectively.

Industrial Products Segment    For the second quarter of fiscal 2007, worldwide sales in the Industrial Products segment were $210.4 million, an increase of 26.5 percent from $166.3 million in the second quarter of the prior year. Total second quarter international Industrial Product sales were up 32.6 percent compared to the same period in the prior year, while sales in the United States increased by 13.3 percent. Year-to-date, worldwide net sales were $392.9 million, an increase of 18.6 percent from $331.3 million in the prior year. International Industrial Product sales increased 23.2 percent and sales in the United States increased 8.8 percent from the prior year on a year-to-date basis.

Worldwide sales of industrial filtration solutions products in the quarter were $127.0 million, an increase of 22.4 percent from $103.8 million in the prior year. Domestic sales increased 7.8 percent, including the benefit from the sales generated by a recent acquisition. International sales increased 31.7 percent over the prior year with sales in Europe, Asia, South Africa and Mexico showing increases of 36.1 percent, 18.9 percent, 60.6 percent and 28.8 percent, respectively. International sales growth was driven by strength in economic conditions in Europe and Asia. Year-to-date, worldwide sales of industrial filtration solutions products were $245.6 million, up 17.1 percent from $209.6 million in the prior year. International industrial filtration solutions product sales increased 24.7 percent from the prior year on a year-to-date basis. Sales in the United States increased 5.6 percent from the prior year on a year-to-date basis.

Worldwide sales of gas turbine products in the second quarter were $43.5 million, an increase of 53.0 percent from sales of $28.4 million in the second quarter of the prior year. International sales in gas turbine products increased 59.5 percent due to high demand for power generation capacity as well as strength in the oil and gas industry. Domestic gas turbine sales increased 36.0 percent. Year-to-date, worldwide gas turbine sales were $69.5 million, up 31.7 percent from $52.8 million in the prior year. International gas turbine sales increased 39.8 percent over the prior year and gas turbine sales in the United States increased 11.5 percent over the prior year on a year-to-date basis.

Worldwide sales of special application products in the quarter were $39.9 million, an increase of 16.8 percent from $34.2 million in the prior year. Domestic special application product sales increased 22.9 percent. International sales in special application products increased 15.9 percent over the prior year, with increases in Europe and Asia of 21.1 percent and 15.1 percent, respectively, due to strength in economic conditions in Europe and Asia. Year-to-date, worldwide special application sales were $77.8 million, an increase of 13.0 percent from $68.9 million in the prior year. International special application sales increased 9.8 percent over the prior year and sales in the United States increased 38.0 percent over the prior year on a year-to-date basis.

Liquidity and Capital Resources

The Company generated $19.7 million of cash and cash equivalents from operations during the first six months of fiscal 2007. Operating cash flows decreased by $31.8 million from the same period in the prior year primarily as a result of an increase in inventory levels which used cash of $27.3 million. This increase is a result of additional inventory required to support the high demand and maintain customer service during the integration of new distribution capacity. Accounts receivable increased during the first six months of fiscal 2007 primarily as a result of the increase in sales which also contributed to an additional usage of cash of $23.6 million over the first six months of fiscal 2006. Operating cash flows and cash on hand were used to support $36.1 million in capital additions, the repurchase of 1.8 million outstanding shares of the Company’s common stock for $61.9 million, the payment of $5.4 million in debt and the payment of $14.5 million in dividends. For additional information regarding share repurchases see Part II Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

At the end of the second quarter, the Company held $35.3 million in cash and cash equivalents, down from $45.5 million at July 31, 2006. Short-term debt totaled $154.0 million, up from $73.4 million at July 31, 2006. The amount of unused lines of credit as of January 31, 2007 was approximately $146.8 million. Long-term debt of $95.5 million at January 31, 2007 decreased from $100.5 million at July 31, 2006 and represented 14.8 percent of total long-term capital, defined as long-term debt plus total shareholders’ equity, compared to 15.5 percent at July 31, 2006. During the remainder of fiscal 2007, the Company may elect to contribute up to $28.6 million to its U.S. pension plans and estimates that it will contribute up to $4.0 million to its non-U.S. pension plans.

The following table summarizes the Company’s contractual obligations as of January 31, 2007 (in thousands):

Contractual Obligations	Payments Due by Period

	Total	Less than 1 year	1 – 3 years	3 – 5 Years	More than 5 years

Long-term debt obligations	$99,996	$5,579	$37,785	$45,783	$10,849
Capital lease obligations	1,855	728	866	195	66
Interest on long-term obligations	22,106	5,570	6,970	4,952	4,614
Operating lease obligations	13,237	6,633	5,931	673	—
Purchase obligations(1)	142,606	136,840	5,766	—	—
Deferred compensation and other(2)	10,305	1,584	3,083	710	4,928

Total	$290,105	$156,934	$60,401	$52,313	$20,457

(1)	Purchase obligations consist primarily of inventory, tooling, contract employment services and capital expenditures. The Company’s purchase orders for inventory are based on expected customer demand, and quantities and dollar volumes are subject to change.
(2)	Deferred compensation and other consists primarily of salary and bonus deferrals elected by certain executives under the Company’s deferred compensation plan. Deferred compensation balances earn interest based on a treasury bond rate as defined by the plan, and are payable at the election of the participants.

At January 31, 2007, the Company had a contingent liability for standby letters of credit totaling $16.5 million that have been issued and are outstanding. The letters of credit guarantee payment to beneficial third parties in the event the Company is in breach of specified contract terms as detailed in each letter of credit. At January 31, 2007, there are no amounts drawn upon these letters of credit.

The Company has a five-year, unsecured, multi-currency revolving facility with a group of banks under which the Company may borrow up to $150.0 million. As of January 31, 2007, there was $55.0 million of borrowings under these facilities. This facility expires on September 2, 2009.

Certain note agreements contain debt covenants related to working capital levels and limitations on indebtedness. Further, the Company may be restricted from paying dividends or repurchasing common stock if its tangible net worth (as defined) does not exceed certain minimum levels. As of January 31, 2007, the Company was in compliance with, or had obtained waivers for non-compliance with, all debt covenants.

The Company believes that the combination of present capital resources, internally generated funds and unused financing sources are adequate to meet cash requirements for the next twelve-month period.

The Company does not have any off-balance sheet arrangements, with the exception of the guarantee of 50 percent of certain debt of its joint venture, Advanced Filtration Systems, Inc., as further discussed in Note H of the Company’s Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2006.

Outlook

Overall, the Company expects mid-single digit percent full year sales growth for the Engine Products segment in fiscal 2007, which includes the impact of the projected NAFTA new truck production decline. North American heavy-duty new truck build rates are expected to decrease significantly in the second half of fiscal 2007 with the implementation of the new Environmental Protection Agency diesel emission standards. The Company expects its NAFTA truck sales to decrease $30 to $35 million during the second half of fiscal 2007. Strong international conditions are expected to continue in the production of new construction and mining equipment by the Company’s customers. NAFTA non-residential and public construction markets are expected to remain healthy. Both North American and international aftermarket sales are expected to continue growing with strong equipment utilization, the ongoing growth by OEM customers of their replacement parts businesses, and the increasing amount of equipment with PowerCore™ filtration systems.

The Company expects low- to mid-teens percent sales growth in fiscal 2007 for its Industrial Products segment. Industrial filtration solutions sales are expected to continue growing with healthy global manufacturing investment and production utilization conditions at the Company’s customers. Full year gas turbine sales should continue rebounding with sales increasing approximately 20 to 25 percent over last year. Strength is seen in both the international power generation and the global oil and gas segments we serve. Conditions for special application products are expected to remain good due to continued strength in the global end markets.

The tax rate is expected to be 28 to 30 percent for the year although the rate will vary by quarter due to country earnings mix and discrete events. The Company expects fiscal 2007 earnings per share to be between $1.72 and $1.82 per diluted share.

Forward-Looking Statements and Risk Factors

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. In addition, the Company wishes to advise readers that the risk factors listed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended July 31, 2006, as well as other factors, could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed. That discussion of factors is not intended to be exhaustive, but rather to highlight important risk factors that impact results. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the reported market risk of the Company since July 31, 2006. See further discussion of these market risks in the Company’s Annual Report on Form 10-K for the year ended July 31, 2006.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report (the Evaluation Date), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.
(b)	Changes in Internal Control over Financial Reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with such evaluation during the fiscal quarter ended January 31, 2007, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended January 31, 2007.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

November 1 – November 30, 2006	45,000	$35.02	45,000	6,017,300 shares
December 1 – December 31, 2006	1,371,913	$35.14	1,369,100	4,648,200 shares
January 1 – January 31, 2007	246,784	$34.47	246,000	4,402,200 shares

Total	1,663,697	$35.04	1,660,100	4,402,200 shares

(1)	On March 31, 2006, the Company announced that the Board of Directors authorized the repurchase of up to 8.0 million common shares. This repurchase authorization, which is effective until terminated by the Board of Directors, replaced the existing authority that was authorized on January 17, 2003. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the quarter ended January 31, 2007. However, the table above includes 3,597 previously owned shares tendered by option holders in payment of the exercise price of options. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of exercising stock options or payment of equity-based awards.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders of the Company was held on November 17, 2006. A total of 80,772,450 shares were outstanding and entitled to vote at the meeting. A total of 73,659,398 shares were present at the meeting.
(b)	Not Applicable.
(c)	Matters Submitted and Voting Results:
(i)	Election of Directors

Name of Nominee	Vote Tabulation

	For	Withheld

Jack W. Eugster	72,251,035	1,408,364
John F. Grundhofer	72,716,993	942,406
Paul David Miller	72,927,460	731,939

(ii)	Ratified appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending July 31, 2007 with the following: For – 73,251,940; Against – 221,776; Abstaining – 185,680.
(d)	Not Applicable.

Item 6.  Exhibits

*3-A – Restated Certificate of Incorporation of Registrant as currently in effect (Filed as Exhibit 3-A to Form 10-Q Report for the First Quarter ended October 31, 2004)

*3-B – Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Registrant, dated as of March 3, 2006 (Filed as Exhibit 3-B to Form 10-Q Report for the First Quarter ended October 31, 2006)

*3-C – By-laws of Registrant as currently in effect (Filed as Exhibit 3-B to 2003 Form 10-K Report)

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

DONALDSON COMPANY, INC. (Registrant)
Date: March 2, 2007	By:	/s/ William M. Cook
William M. Cook Chairman, President and Chief Executive Officer (duly authorized officer)
Date: March 2, 2007	By:	/s/ Thomas R. VerHage
Thomas R. VerHage Vice President, Chief Financial Officer (principal financial officer)
Date: March 2, 2007	By:	/s/ James F. Shaw
James F. Shaw Controller (principal accounting officer)