Form 10-Q
period 2007-04-30
DONALDSON CO INC
filed 2007-06-01
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2007 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.

Commission File Number 1-7891

DONALDSON COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $5 Par Value – 79,309,923 shares as of April 30, 2007

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,

	2007	2006	2007	2006

Net sales	$483,988	$429,858	$1,394,147	$1,226,169
Cost of sales	334,166	285,784	959,243	825,781

Gross margin	149,822	144,074	434,904	400,388
Operating expenses	99,649	90,857	288,163	265,973

Operating income	50,173	53,217	146,741	134,415
Other income, net	(1,889)	(922)	(5,796)	(6,152)
Interest expense	4,181	2,302	10,298	7,235

Earnings before income taxes	47,881	51,837	142,239	133,332
Income taxes	7,734	14,825	34,812	37,213

Net earnings	$40,147	$37,012	$107,427	$96,119

Weighted average shares outstanding	79,922,357	82,955,416	80,672,942	83,322,449
Diluted shares outstanding	81,826,193	85,205,858	82,671,646	85,516,497
Basic earnings per share	$.50	$.45	$1.33	$1.15
Diluted earnings per share	$.49	$.43	$1.30	$1.12
Dividends paid per share	$.09	$.08	$0.27	$.24

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share amounts)
(Unaudited)

	April 30, 2007	July 31, 2006

ASSETS
Current Assets
Cash and cash equivalents	$48,209	$45,467
Accounts receivable, less allowance of $7,204 and $8,398	357,867	312,214
Inventories	185,105	153,165
Prepaids and other current assets	59,546	50,559

Total current assets	650,727	561,405
Property, plant and equipment, at cost	775,520	708,034
Less accumulated depreciation	(424,359)	(390,670)

Property, plant and equipment, net	351,161	317,364
Goodwill	124,306	110,609
Intangible assets	46,984	22,129
Other assets	127,766	112,560

Total Assets	$1,300,944	$1,124,067

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$204,382	$73,368
Current maturities of long-term debt	6,365	6,541
Trade accounts payable	172,145	163,783
Other current liabilities	110,009	116,177

Total current liabilities	492,901	359,869
Long-term debt	95,500	100,495
Deferred income taxes	33,535	40,890
Other long-term liabilities	67,841	76,011

Total Liabilities	689,777	577,265

SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $5 par value, 120,000,000 shares authorized, 88,643,194 issued	443,216	443,216
Retained earnings	360,069	275,598
Stock compensation plans	19,727	20,535
Accumulated other comprehensive income	74,849	51,194
Treasury stock, at cost – 9,239,313 and 8,102,921 shares at April 30, 2007 and July 31, 2006, respectively	(286,694)	(243,741)

Total Shareholders’ Equity	611,167	546,802

Total Liabilities and Shareholders’ Equity	$1,300,944	$1,124,067

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)
(Unaudited)

	Nine Months Ended April 30,

	2007	2006

OPERATING ACTIVITIES
Net earnings	$107,427	$96,119
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	35,498	33,800
Changes in operating assets and liabilities	(75,924)	9,687
Tax benefit of equity plans	(5,041)	(12,826)
Payment of litigation judgment	—	(14,170)
Stock option expense	3,127	2,623
Other, net	(18,259)	(13,209)

Net cash provided by operating activities	46,828	102,024
INVESTING ACTIVITIES
Net expenditures on property and equipment	(52,933)	(48,804)
Acquisitions, investments and divestitures, net	(40,299)	(4,498)

Net cash used in investing activities	(93,232)	(53,302)
FINANCING ACTIVITIES
Purchase of treasury stock	(61,890)	(73,080)
Proceeds from long-term debt	1,036	1,886
Repayments of long-term debt	(5,652)	(7,409)
Change in short-term borrowings	125,641	(29,257)
Dividends paid	(21,659)	(19,894)
Tax benefit of equity plans	5,041	12,826
Exercise of stock options	5,045	3,488

Net cash provided by (used in) financing activities	47,562	(111,440)
Effect of exchange rate changes on cash	1,584	1,598

Increase (decrease) in cash and cash equivalents	2,742	(61,120)
Cash and cash equivalents – beginning of year	45,467	134,066

Cash and cash equivalents – end of period	$48,209	$72,946

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and nine month periods ended April 30, 2007 are not necessarily indicative of the results that may be expected for future periods. The year end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2006.

Note B – Inventories

The components of inventory as of April 30, 2007 and July 31, 2006 are as follows (thousands of dollars):

	April 30, 2007	July 31, 2006

Materials	$73,799	$56,194
Work in process	18,607	20,304
Finished products	92,699	76,667

Total inventories	$185,105	$153,165

Note C – Accounting for Stock-Based Compensation

In fiscal 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment – Revised 2004, using the modified prospective transition method. Under this method, stock-based employee compensation cost is recognized using the fair-value based method for all new awards granted after August 1, 2005. Compensation costs for unvested stock options and awards that were outstanding at August 1, 2005, are recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro-forma disclosures under SFAS 123. The Company determined the fair value of its option awards using the Black-Scholes option pricing model. The following assumptions were used to value the options granted (including reload options) during the nine months ended April 30, 2007: range of 1 month to 7 year expected life; expected volatility range of 18.3 percent to 23.6 percent; risk-free interest rate range of 4.4 percent to 4.9 percent and annual dividend yield of 1.0 percent. The expected life selected for options granted during the year represents the period of time that the options are expected to be outstanding based on historical data of option holder exercise and termination behavior. Expected volatilities are based upon historical volatility of the Company’s stock over a period equal to the expected life of each option grant. Option grants are priced at the fair market value of the Company’s stock on the date of grant. The weighted average fair value for options granted during the nine months ended April 30, 2007 and 2006 was $7.81 and $9.36, respectively. For the three months and nine months ended April 30, 2007, the Company recorded pretax compensation expense associated with stock options of $0.3 million and $3.1 million, respectively, and recorded $0.1 million and $1.2 million of related tax benefit, respectively. For the three months and nine months ended April 30, 2006, the Company recorded pretax compensation expense associated with stock options of $0.2 million and $2.6 million, respectively, and recorded $0.1 million and $0.9 million of related tax benefit, respectively.

The following table summarizes stock option activity during the nine months ended April 30, 2007:

	Options Outstanding	Weighted Average Exercise Price

Outstanding at July 31, 2006	6,281,304	$21.09
Granted	543,100	35.42
Exercised	(813,749)	15.41
Canceled	(121,732)	36.98

Outstanding at April 30, 2007	5,888,923	$22.87

The total intrinsic value of options exercised during the nine months ended April 30, 2007 and 2006 was $17.4 million and $9.5 million, respectively.

The following table summarizes information concerning outstanding and exercisable options as of April 30, 2007:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$5 to $15	1,525,491	2.52	$11.58	1,525,491	$11.58
$15 to $25	1,522,766	5.02	$18.22	1,522,766	$18.22
$25 and above	2,840,666	6.67	$31.42	2,484,650	$31.06

	5,888,923	5.17	$22.87	5,532,907	$22.16

At April 30, 2007, the aggregate intrinsic value of shares outstanding and exercisable was $75.9 million and $75.3 million, respectively.

Note D – Net Earnings Per Share

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and dilutive shares relating to stock options, restricted stock and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods. For both the three months and nine months ended April 30, 2007 there were 10,000 options excluded from the diluted net earnings per share calculation. There were no options excluded from the diluted net earnings per share calculation for the three months ended April 30, 2006. For the nine months ended April 30, 2006 there were 467,907 options excluded from the diluted net earnings per share calculation.

The following table presents information necessary to calculate basic and diluted net earnings per common share (thousands, except per share amounts):

	Three Months Ended April 30,		Nine Months Ended April 30,

	2007	2006	2007	2006

Weighted average shares outstanding – basic	79,922	82,955	80,673	83,322
Diluted share equivalents	1,904	2,251	1,999	2,194

Weighted average shares outstanding – diluted	81,826	85,206	82,672	85,516

Net earnings for basic and diluted earnings per share computation	$40,147	$37,012	$107,427	$96,119
Net earnings per share – basic	$.50	$.45	$1.33	$1.15
Net earnings per share – diluted	$.49	$.43	$1.30	$1.12

Note E – Shareholders’ Equity

The Company reports accumulated other comprehensive income as a separate item in the shareholders’ equity section of the balance sheet. Other comprehensive income for the periods presented consists of foreign currency translation adjustments and net gains or losses on cash flow hedging derivatives.

Total comprehensive income and its components are as follows (thousands of dollars):

	Three Months Ended April 30,		Nine Months Ended April 30,

	2007	2006	2007	2006

Net earnings	$40,147	$37,012	$107,427	$96,119
Foreign currency translation gain	17,254	8,395	23,463	12,496
Net gain (loss) on hedging derivatives, net of deferred taxes	(297)	105	192	(9)

Total comprehensive income	$57,104	$45,512	$131,082	$108,606

Total accumulated other comprehensive income and its components at April 30, 2007 and July 31, 2006 are as follows (thousands of dollars):

	April 30, 2007	July 31, 2006

Foreign currency translation adjustment	$76,237	$52,774
Net loss on hedging derivatives, net of deferred taxes	(133)	(325)
Additional minimum pension liability, net of deferred taxes	(1,255)	(1,255)

Total accumulated other comprehensive income	$74,849	$51,194

The Company did not repurchase shares during the third quarter of fiscal 2007. The Company repurchased 1.8 million shares for $61.9 million at an average price of $35.17 per share during the first nine months of fiscal 2007. As of April 30, 2007 the Company had remaining authorization to repurchase up to 4.4 million shares pursuant to the current authorization.

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

	Engine Products	Industrial Products	Corporate and Unallocated	Total Company

Three Months Ended April 30, 2007:
Net sales	$276,660	$207,328	—	$483,988
Earnings before income taxes	35,581	17,801	(5,501)	47,881
Three Months Ended April 30, 2006:
Net sales	$258,448	$171,410	—	$429,858
Earnings before income taxes	40,784	14,855	(3,802)	51,837
Nine Months Ended April 30, 2007:
Net sales	$793,924	$600,223	—	$1,394,147
Earnings before income taxes	102,125	51,135	(11,021)	142,239
Assets	532,532	504,377	264,035	1,300,944
Nine Months Ended April 30, 2006:
Net sales	$723,456	$502,713	—	$1,226,169
Earnings before income taxes	96,988	43,006	(6,662)	133,332
Assets	431,735	437,654	233,152	1,102,541

There were no Customers that made up 10 percent or more of net sales for the three months ended April 30, 2007. Sales to one Customer accounted for 11 percent of net sales for the nine months ended April 30, 2007. Sales to one Customer accounted for 12 percent of net sales for each of the three and nine months ended April 30, 2006.

There were no Customers over 10 percent of gross accounts receivable as of April 30, 2007 and 2006.

Note G – Goodwill and Other Intangible Assets

The Company’s most recent annual impairment test for goodwill was completed during the third quarter of fiscal 2007. The results of this test showed that the fair values of the reporting units to which goodwill is assigned were higher than the book values of the respective reporting units, resulting in no goodwill impairment. The Company has allocated goodwill to its Industrial Products and Engine Products segments. The current year addition to the Engine Products segment is a result of the acquisition of Aerospace Filtration Systems, Inc. on March 1, 2007. Proforma financial results are not presented as the acquisition is not material to the Company’s financial results. Following is a reconciliation of goodwill for the nine months ending April 30, 2007 (thousands of dollars):

	Industrial Products	Engine Products	Total Goodwill

Balance as of August 1, 2006	$102,927	$7,682	$110,609
Acquisition activity	268	9,975	10,243
Foreign exchange translation	2,937	517	3,454

Balance as of April 30, 2007	$106,132	$18,174	$124,306

As of April 30, 2007, other intangible assets were $47.0 million, a $24.9 million increase from the balance of $22.1 million at July 31, 2006. The increase in other intangible assets is due primarily to acquisition activity partially offset by amortization.

Note H – Guarantees

The Company and its partner, Caterpillar, Inc., in an unconsolidated joint venture, Advanced Filtration Systems Inc., guarantee certain debt of the joint venture. As of April 30, 2007, the joint venture had no outstanding debt.

The Company estimates warranty costs using standard quantitative measures based on historical warranty claim experience and evaluation of specific Customer warranty issues. Following is a reconciliation of warranty reserves for the nine months ended April 30, 2007 and 2006 (thousands of dollars):

	April 30, 2007	April 30, 2006

Beginning balance	$8,789	$7,841
Accruals for warranties (including changes in estimates)	5,811	2,932
Less settlements made during the period	(5,432)	(3,204)

Ending balance	$9,168	$7,569

At April 30, 2007, the Company had a contingent liability for standby letters of credit totaling $16.5 million that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of specified bond financing agreement and insurance contract terms as detailed in each letter of credit. At April 30, 2007, there were no amounts drawn upon these letters of credit.

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

Net periodic pension costs for the Company’s pension plans include the following components (thousands of dollars):

	Three Months Ended April 30,		Nine Months Ended April 30,

	2007	2006	2007	2006

Service cost	$3,670	$3,166	$11,343	$10,589
Interest cost	3,499	3,572	10,625	10,724
Expected return on assets	(5,098)	(4,937)	(15,370)	(14,819)
Transition amount amortization	32	278	490	847
Prior service cost amortization	88	66	264	199
Actuarial loss amortization	287	447	858	1,342
Settlement and curtailment (gain)/loss	—	—	(1,949)	686

Total periodic benefit cost	$2,478	$2,592	$6,261	$9,568

In anticipation of Japanese defined benefit plan law changes, the Company terminated the defined benefit plan offered to its employees in Japan on December 31, 2006, which resulted in a net settlement gain of $1.9 million in the second quarter. This plan was replaced with a defined contribution plan as of January 1, 2007. The Company incurred the cost of initial contributions to the defined contribution plan as well as other costs of converting participants to the new defined contribution plan resulting in a net pretax gain for the net settlement and transition to the defined contribution plan of approximately $0.6 million during the second quarter.

The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. For the nine months ended

April 30, 2007, the Company made $22.7 million in contributions to its pension plans. The Company does not anticipate making any additional contributions to its U.S. pension plans in the current year and estimates that it will contribute up to an additional $3.1 million to its non-U.S. pension plans during the remainder of fiscal 2007.

Note J – Commitments and Contingencies

The Company is not currently subject to pending litigation other than litigation which arises out of and is incidental to the conduct of the Company’s business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. The Company does not consider that any of such proceedings which are currently pending to be likely to result in a material adverse effect on the Company’s consolidated financial position or results of operation.

Note K – Income Taxes

The income tax rate for the three months and nine months ended April 30, 2007 was 16.2 percent and 24.5 percent, respectively. The income tax rate for the three months and nine months ended April 30, 2006 was 28.6 percent and 27.9 percent, respectively. The lower tax rate in the quarter and fiscal 2007 is a result of the favorable resolution of some open foreign and state tax positions as well as the expiration of the statute of limitations on certain matters previously reserved for. These benefits totaled $6.3 million in the third quarter. Additionally, a third quarter 2007 dividend from a foreign subsidiary created a $1.5 million tax benefit.

Note L – New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). This statement requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS 158 is effective for recognition of the funded status of the benefit plans for the Company’s fiscal year 2007. Based on the Company’s funded status as of July 31, 2006, the adoption of SFAS 158 would decrease total assets by approximately $24 million, increase total liabilities by approximately $2 million, and decrease total stockholders equity by approximately $16 million, net of deferred tax. The adoption of SFAS 158 will not affect the Company’s results of operations. The ultimate amounts recorded are dependent on a number of factors, including the discount rate in effect at our next measurement date, the actual rate of return on pension assets for 2007 and the tax effects of the adjustment upon adoption. Changes in those factors as well as the 2007 pension funding could increase or decrease the expected impact of implementing SFAS 158 on the Company’s consolidated financial statements at July 31, 2007.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). This pronouncement prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 and will be effective for the Company with its 2008 fiscal year, commencing August 1, 2007. The Company is currently evaluating the effect of FIN 48 on its consolidated financial statements.

Note M – Subsequent Event

On May 18, 2007, the Company issued a 1.65 billion yen, or $13.6 million, note that matures on May 18, 2014. The debt was issued at face value and bears interest payable semi-annually at a rate of 2.02 percent.

On June 1, 2007, the Company issued $100 million of senior unsecured notes that will be funded in three tranches of $50 million on June 1, 2007, $25 million on September 28, 2007, and $25 million on November 30, 2007. The notes are due on June 1, 2017, September 28, 2017, and November 30, 2017,

respectively. The debt was issued at face value and bears interest payable semi-annually at a rate of 5.48 percent. The proceeds from the notes will be used to refinance existing debt or for general corporate purposes.

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

The Company has two reporting segments engaged in the design, manufacture and sale of systems to filter air and liquid and other complementary products. The two segments are Engine Products and Industrial Products. Products in the Engine Products segment consist of air intake systems, exhaust and emissions systems, liquid filtration systems and replacement parts. The Engine Products segment sells to original equipment manufacturers (OEMs) in the construction, mining, agriculture and transportation markets and to independent distributors, OEM dealer networks, private label accounts and large equipment fleets. Products in the Industrial Products segment consist of dust, fume and mist collectors, compressed air purification systems, liquid filters and parts, static and pulse-clean air filter systems for gas turbines, and specialized air filtration systems for diverse applications including computer disk drives. The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines and OEMs and end users requiring highly purified air.

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report.

Overview

The Company reported record diluted net earnings per share of $.49 for the third quarter of fiscal 2007, up from $.43 in the third quarter of the prior year. Net income for the quarter was $40.1 million, up 8.5 percent from $37.0 million in the third quarter of the prior year. The Company reported record sales in the third quarter of fiscal 2007 of $484.0 million, an increase of 12.6 percent from $429.9 million in the third quarter of the prior year.

Overall, continuing solid overseas sales growth in both the Engine and Industrial Product segments drove the 12.6 percent increase in net sales. Sales were very good in Europe and Asia, where growth was in excess of 20 percent in each of the regions. Our gross margins were reduced as we made investments in people, processes, and technology to both enhance our distribution and manufacturing capabilities and resolve some current distribution and manufacturing inefficiencies. An unfavorable product mix, notably large system and low margin sales within Gas Turbine and Industrial Filtration Solutions Products, also affected gross margin. The negative impact on gross margin was partially offset by improved operating expenses as a percentage of sales which were 20.6 percent in the quarter compared to 21.1 percent in the prior year quarter. The operating margin in the quarter was 10.4 percent, a 2.0 percentage point decrease from the prior year, as a result of the margin decrease discussed above, partially offset by operating leverage with the revenue increase. Earnings before income taxes was $47.9 million, down $3.9 million from $51.8 million in the 2006 third quarter. Finally, two discrete items lowered tax expense by $7.8 million in the quarter.

For the nine-month period, the Company reported net sales of $1.394 billion, an increase of 13.7 percent from $1.226 billion in the prior year. Net income for the nine month period was $107.4 million, up 11.8 percent from $96.1 million in the prior year. The Company reported diluted net earnings per share of $1.30 for the nine month period, up 16.1 percent from $1.12 in the prior year.

Results of Operations

Sales in the United States decreased $2.9 million or 1.4 percent for the third quarter of fiscal 2007 compared to the third quarter of the prior year. Total international sales in U.S. dollars increased $57.0 million or 26.1 percent in the third quarter compared to the prior year. Translated at constant exchange rates, total international sales increased 19.0 percent. Europe sales increased $36.1 million or 29.7 percent, Asia sales increased $19.3 million or 24.2 percent, and Mexico sales increased $1.9 million or 25.4 percent for the third quarter of fiscal 2007 as compared to the prior year period. For the nine month period ended April 30, 2007, sales in the United States increased $22.3 million or 3.8 percent from the prior year, and total international sales in U.S. dollars increased $145.7 million or 22.9 percent from the prior year.

The impact of foreign currency translation during the third quarter of fiscal 2007 increased sales by $15.6 million. This was primarily due to the strengthening of the Euro to the U.S. dollar. The impact of foreign currency translation year-to-date as of the third quarter of fiscal 2007 increased sales by $33.8 million. Worldwide sales for the third quarter of fiscal 2007, excluding the impact of foreign currency translation, increased 9.0 percent from the third quarter of the prior year, and 10.9 percent year-to-date. The impact of foreign currency translation increased net income by $1.4 million and $3.9 million for the three and nine month periods of fiscal 2007, respectively.

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

Following is a reconciliation to the most comparable GAAP financial measure of this non-GAAP financial measure (thousands of dollars):

	Three Months Ended April 30,		Nine Months Ended April 30,

	2007	2006	2007	2006

Net sales, excluding foreign currency translation	$468,417	$442,826	$1,360,392	$1,255,252
Foreign currency translation	15,571	(12,968)	33,755	(29,083)

Net sales	$483,988	$429,858	$1,394,147	$1,226,169

Net earnings, excluding foreign currency translation	$38,772	$37,627	$103,532	$97,186
Foreign currency translation	1,375	(615)	3,895	(1,067)

Net earnings	$40,147	$37,012	$107,427	$96,119

Gross margin for the third quarter of fiscal 2007 was 31.0 percent compared to 33.5 percent for the third quarter in the prior year. Gross margin was negatively impacted by higher than expected distribution costs as investments were made to enhance the Company’s expanded distribution capacity. An unfavorable product mix in Gas Turbine Systems and Industrial Filtration Solutions also affected gross margin. Plant rationalization and start-up costs totaled $2.5 million in the third quarter of 2007 compared to $0.7 million in the third quarter of the prior year. Year-to-date plant rationalization and start-up costs totaled $4.7 million compared to prior year plant rationalization and start-up costs of $3.9 million. Operating expenses during the third quarter of fiscal 2007 were $99.6 million, or 20.6 percent of sales, compared to $90.9 million, or 21.1 percent of sales, in the prior year period. Year-to-date operating expenses were 20.7 percent of sales, down from 21.7 percent in the prior year.

Other income for the third quarter of fiscal 2007 totaled $1.9 million, up from $0.9 million in the third quarter of the prior year. Other income for the third quarter of fiscal 2007 consisted of income from unconsolidated affiliates of $1.4 million, interest income of $0.3 million, foreign exchange losses of $0.3 million and other income of $0.5 million. For the third quarter of fiscal 2007, interest expense was $4.2 million, up from $2.3 million in the third quarter of the prior year, as debt levels have increased significantly this year due to the Company’s investments in working capital related to the opening of new distribution centers, the Aerospace Filtration Systems, Inc. acquisition in March, and continued significant levels of capital expenditures. Year-to-date other income totaled $5.8 million compared to $6.2 million reported in the prior year. Year-to-date interest expense was $10.3 million, up from $7.2 million in the prior year.

The income tax rate for the three months and nine months ended April 30, 2007 was 16.2 percent and 24.5 percent, respectively. The income tax rate for the three months and nine months ended April 30, 2006 was 28.6 percent and 27.9 percent, respectively. The lower tax rate in the 2007 periods is a result of the favorable resolution of some open foreign and state tax positions as well as the expiration of the statute of limitations on certain matters previously reserved for. These benefits totaled $6.3 million in the third quarter. Additionally, a third quarter 2007 dividend from a foreign subsidiary created a $1.5 million tax benefit. The Company expects its 2007 tax rate to be between 26 percent and 28 percent.

Operations by Segment

Following is financial information for the Company’s Engine and Industrial Products segments. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, interest income and expense and non-operating income and expenses. Segment detail is summarized as follows (thousands of dollars):

	Engine Products	Industrial Products	Corporate and Unallocated	Total Company

Three Months Ended April 30, 2007:
Net sales	$276,660	$207,328	—	$483,988
Earnings before income taxes	35,581	17,801	(5,501)	47,881
Three Months Ended April 30, 2006:
Net sales	$258,448	$171,410	—	$429,858
Earnings before income taxes	40,784	14,855	(3,802)	51,837
Nine Months Ended April 30, 2007:
Net sales	$793,924	$600,223	—	$1,394,147
Earnings before income taxes	102,125	51,135	(11,021)	142,239
Assets	532,532	504,377	264,035	1,300,944
Nine Months Ended April 30, 2006:
Net sales	$723,456	$502,713	—	$1,226,169
Earnings before income taxes	96,988	43,006	(6,662)	133,332
Assets	431,735	437,654	233,152	1,102,541

Following are net sales by product category within the Engine Products and Industrial Products segment (thousands of dollars):

	Three Months Ended April 30,		Nine Months Ended April 30,

	2007	2006	2007	2006

Engine Products segment:
Off-road Products	$92,750	$84,013	$253,113	$225,839
Transportation Products	38,395	47,216	132,316	135,954
Aftermarket Products	145,515	127,219	408,495	361,663

Total Engine Products segment	$276,660	$258,448	$793,924	$723,456

Industrial Products segment:
Industrial Filtration Solutions Products	$125,756	$109,238	$371,328	$318,881
Gas Turbine Products	41,201	26,168	110,713	78,947
Special Applications Products	40,371	36,004	118,182	104,885

Total Industrial Products segment	$207,328	$171,410	$600,223	$502,713

Total Company	$483,988	$429,858	$1,394,147	$1,226,169

Engine Products Segment    For the third quarter of fiscal 2007, worldwide sales in the Engine Products segment continued to be strong. Engine Products sales were a record $276.7 million in the third quarter of fiscal 2007, an increase of 7.0 percent from $258.4 million in the third quarter of the prior year. Total third quarter Engine Products sales in the United States were down 4.3 percent compared to the same period in the prior year and international sales increased by 23.6 percent. Year-to-date, worldwide net sales were $793.9 million, an increase of 9.7 percent from $723.5 million in the prior year. International Engine Products sales increased 20.5 percent and sales in the United States increased 2.2 percent from the prior year on a year-to-date basis.

Worldwide sales of Off-road Products in the third quarter of fiscal 2007 were $92.8 million, an increase of 10.4 percent from $84.0 million in the third quarter of the prior year. Domestic sales in Off-road Products increased 2.8 percent as non-residential and public construction markets remained healthy offset by slower new housing construction. International sales were up 19.6 percent from the third quarter of the prior year with increases in Europe of 21.2 percent and increases in Asia of 14.8 percent. The Company’s Off-road Products business continued to be strong globally as production of construction and mining equipment by our OEM Customers remained high. Year-to-date, worldwide Off-road Products sales totaled $253.1 million, an increase of 12.1 percent from $225.8 million in the prior year. Year-to-date sales of Off-road Products internationally and in the United States increased 21.5 percent and 4.1 percent, respectively, from the prior year.

Worldwide sales in Transportation Products in the third quarter of fiscal 2007 were $38.4 million, a decrease of 18.7 percent from $47.2 million in the third quarter of the prior year. Transportation Products sales increased in Europe, Asia, and Mexico by 18.6 percent, 4.0 percent, and 8.1 percent, respectively, due to strong demand at our overseas locations. Sales decreased in the United States by 27.9 percent as a result of the new EPA emissions standards which resulted in lower new truck build rates at our Customers. Year-to-date, worldwide Transportation Products sales totaled $132.3 million, a decrease of 2.7 percent from $136.0 million in the prior year. International Transportation Products sales increased 8.6 percent from the prior year on a year-to-date basis. Transportation Products sales in the United States decreased 6.4 percent from the prior year on a year-to-date basis.

Worldwide sales of Aftermarket Products in the third quarter were $145.5 million, an increase of 14.4 percent from $127.2 million in the third quarter of the prior year. Domestic Aftermarket Products sales grew 2.8 percent and international sales were up 29.2 percent from the prior year quarter, driven by sales increases in Europe, Asia and Mexico of 39.9 percent, 22.3 percent and 25.2 percent, respectively. Sales volumes were high in all regions as equipment utilization rates remained strong. Year-to-date, worldwide Aftermarket Products sales totaled $408.5 million, an increase of 12.9 percent from

$361.7 million in the prior year. Year-to-date Aftermarket Products sales internationally and in the United States increased 22.4 percent and 5.4 percent, respectively.

Industrial Products Segment    For the third quarter of fiscal 2007, worldwide sales in the Industrial Products segment were $207.3 million, an increase of 21.0 percent from $171.4 million in the third quarter of the prior year. Total third quarter international Industrial Products sales were up 28.4 percent compared to the same period in the prior year, while sales in the United States increased by 6.5 percent. Year-to-date, worldwide net sales were $600.2 million, an increase of 19.4 percent from $502.7 million in the prior year. International Industrial Products sales increased 24.9 percent and sales in the United States increased 8.0 percent from the prior year on a year-to-date basis.

Worldwide sales of Industrial Filtration Solutions Products in the quarter were $125.8 million, an increase of 15.1 percent from $109.2 million in the prior year. Domestic sales increased 6.5 percent while international sales increased 20.6 percent over the prior year with sales in Europe, Asia and Mexico showing increases of 23.8 percent, 16.0 percent and 22.2 percent, respectively. International sales growth was driven by strength in economic conditions in Europe and Asia. Year-to-date, worldwide sales of Industrial Filtration Solutions Products were $371.3 million, up 16.4 percent from $318.9 million in the prior year. International Industrial Filtration Solutions Products sales increased 23.3 percent from the prior year on a year-to-date basis. Sales in the United States increased 5.9 percent from the prior year on a year-to-date basis.

Worldwide sales of Gas Turbine Products in the third quarter were $41.2 million, an increase of 57.4 percent from sales of $26.2 million in the third quarter of the prior year. International sales in Gas Turbine Products increased 103.7 percent due to high demand for power generation capacity as well as strength in the oil and gas industry. Domestic Gas Turbine Products sales decreased 2.3 percent. Year-to-date, worldwide Gas Turbine Products sales were $110.7 million, up 40.2 percent from $78.9 million in the prior year. International Gas Turbine Products sales increased 57.7 percent over the prior year and Gas Turbine Products sales in the United States increased 5.6 percent over the prior year on a year-to-date basis.

Worldwide sales of Special Application Products in the quarter were $40.4 million, an increase of 12.1 percent from $36.0 million in the prior year. Domestic Special Application Products sales increased 29.4 percent. International sales in Special Application Products increased 9.7 percent over the prior year, with increases in Europe and Asia of 37.9 percent and 5.2 percent, respectively, due to strength in economic conditions. Year-to-date, worldwide Special Application Products sales were $118.2 million, an increase of 12.7 percent from $104.9 million in the prior year. International Special Application Products sales increased 9.8 percent over the prior year and sales in the United States increased 34.9 percent over the prior year on a year-to-date basis.

Liquidity and Capital Resources

The Company generated $46.8 million of cash and cash equivalents from operations during the first nine months of fiscal 2007. Operating cash flows decreased by $55.2 million from the same period in the prior year, primarily as a result of an increase in inventory levels and accounts receivable balances. The increase in inventory resulted in an additional usage of cash of $32.3 million in the current year period. This increase is a result of additional inventory required to support the high demand and the expansion of our distribution capacity. Accounts receivable increased during the first nine months of fiscal 2007 primarily as a result of the increase in sales which required an additional usage of cash of $31.4 million over the first nine months of fiscal 2006. The Company contributed $22.7 million to its pension plans compared to $22.3 million in the fiscal 2006 period. During the first nine months of fiscal 2007, operating cash flows, short-term borrowings, and cash on hand were used to support $52.9 million in capital additions, acquisitions and investments of $40.3 million, the repurchase of 1.8 million outstanding shares of the Company’s common stock for $61.9 million, the payment of $5.7 million in debt and the payment of $21.7 million in dividends. No shares were repurchased during the third quarter of fiscal 2007. For additional information regarding share repurchases see Part II Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

At the end of the third quarter, the Company held $48.2 million in cash and cash equivalents, up from $45.5 million at July 31, 2006. Short-term debt totaled $204.4 million, up from $73.4 million at

July 31, 2006, due to the cash used for financing and investing activities discussed above. The amount of unused lines of credit as of April 30, 2007 was approximately $220.8 million. Long-term debt of $95.5 million at April 30, 2007 decreased from $100.5 million at July 31, 2006 and represented 13.5 percent of total long-term capital, defined as long-term debt plus total shareholders’ equity, compared to 15.5 percent at July 31, 2006. The Company does not anticipate making any additional contributions to its U.S. pension plans and estimates that it will contribute up to an additional $3.1 million to its non-U.S. pension plans during the remainder of fiscal 2007.

The following table summarizes the Company’s contractual obligations as of April 30, 2007 (in thousands):

Contractual Obligations	Payments Due by Period

	Total	Less than 1 year	1 – 3 years	3 – 5 Years	More than 5 years

Long-term debt obligations	$100,102	$5,607	$37,755	$45,958	$10,782
Capital lease obligations	1,763	758	748	204	53
Interest on long-term obligations	21,619	5,700	6,915	4,649	4,355
Operating lease obligations	15,968	7,401	7,295	1,272	—
Purchase obligations(1)	131,522	127,068	4,454	—	—
Deferred compensation and other(2)	10,505	1,582	3,128	718	5,077

Total	$281,479	$148,116	$60,295	$52,801	$20,267

(1)	Purchase obligations consist primarily of inventory, tooling, contract employment services and capital expenditures. The Company’s purchase orders for inventory are based on expected Customer demand, and quantities and dollar volumes are subject to change.
(2)	Deferred compensation and other consists primarily of salary and bonus deferrals elected by certain executives under the Company’s deferred compensation plan. Deferred compensation balances earn interest based on a treasury bond rate as defined by the plan and are payable at the election of the participants.

At April 30, 2007, the Company had a contingent liability for standby letters of credit totaling $16.5 million that have been issued and are outstanding. The letters of credit guarantee payment to beneficial third parties in the event the Company is in breach of specified financing agreement and insurance contract terms as detailed in each letter of credit. At April 30, 2007, there are no amounts drawn upon these letters of credit.

On April 2, 2007, the Company amended and restated its existing $150 million five-year multi-currency revolving credit facility that was to mature on September 2, 2009. The amendment extends the maturity date of the facility to April 2, 2012 and increases the capacity to $250 million. There were no other material changes in terms and conditions. As of April 30, 2007, there was $85.0 million of borrowings under this facility.

Certain note agreements contain debt covenants related to working capital levels and limitations on indebtedness. As of April 30, 2007, the Company was in compliance with all debt covenants.

On May 18, 2007, the Company issued a 1.65 billion yen, or $13.6 million, note that matures on May 18, 2014. The debt was issued at face value and bears interest payable semi-annually at a rate of 2.019 percent.

On June 1, 2007, the Company issued $100 million of senior unsecured notes that will be funded in three tranches of $50 million on June 1, 2007, $25 million on September 28, 2007, and $25 million on November 30, 2007. The notes are due on June 1, 2017, September 28, 2017, and November 30, 2017, respectively. The debt was issued at face value and bears interest payable semi-annually at a rate of 5.48 percent. The proceeds from the notes will be used to refinance existing debt or for general corporate purposes.

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

Outlook

Overall, the Company expects 6 to 9 percent full year sales growth for the Engine Products segment in fiscal 2007, which includes the impact of the new Environmental Protection Agency diesel emission standards which became effective January 1, 2007. The Company expects its NAFTA Transportation sales to decrease $15 to $20 million during the last quarter of fiscal 2007. Strong international conditions are expected to continue in the production of new construction and mining equipment by the Company’s OEM Customers. NAFTA non-residential and public construction markets are expected to remain healthy. Both North American and international Aftermarket sales are expected to continue growing with strong equipment utilization, the ongoing growth by OEM Customers of their replacement parts businesses, and the increasing amount of equipment with PowerCore™ filtration systems.

The Company expects 15 to 18 percent full year sales growth in fiscal 2007 for its Industrial Products segment. Industrial Filtration Solutions sales are expected to continue growing with healthy global manufacturing investment and production utilization conditions at the Company’s Customers. Full year Gas Turbine sales should continue rebounding with sales increasing approximately 25 percent over last year. We see strength in both the international power generation and the global oil and gas segments we serve. Conditions for Special Application Products are expected to remain good due to continued strength in the global end markets.

The tax rate is expected to be 26 to 28 percent for 2007.

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

Item 4.   Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report (the Evaluation Date), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.
(b)	Changes in Internal Control over Financial Reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with such evaluation during the fiscal quarter ended April 30, 2007, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended April 30, 2007.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

February 1 – February 28, 2007	—	—	—	4,402,200 shares
March 1 – March 31, 2007	—	—	—	4,402,200 shares
April 1 – April 30, 2007	926	$35.59	—	4,402,200 shares
Total	926	$35.59	—	4,402,200 shares

(1)	On March 31, 2006, the Company announced that the Board of Directors authorized the repurchase of up to 8.0 million common shares. This repurchase authorization, which is effective until terminated by the Board of Directors, replaced the existing authority that was authorized on January 17, 2003. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the quarter ended April 30, 2007. However, the table above includes 926 previously owned shares tendered by option holders in payment of the exercise price of options. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of exercising stock options or payment of equity-based awards.

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

DONALDSON COMPANY, INC. (Registrant)
Date: June 1, 2007	By:	/s/ William M. Cook
William M. Cook Chairman, President and Chief Executive Officer (duly authorized officer)
Date: June 1, 2007	By:	/s/ Thomas R. VerHage
Thomas R. VerHage Vice President, Chief Financial Officer (principal financial officer)
Date: June 1, 2007	By:	/s/ James F. Shaw
James F. Shaw Controller (principal accounting officer)