Form 10-K
period 2007-07-31
DONALDSON CO INC
filed 2007-09-28
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended July 31, 2007 or

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

As of January 31, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $2,764,315,979 (based on the closing price of $35.22 as reported on the New York Stock Exchange as of that date).

As of August 31, 2007, there were approximately 79,173,622 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for its 2007 annual meeting of shareholders are incorporated by reference in Part III, as specifically set forth in Part III.

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

The table below shows the percentage of total net sales contributed by the principal classes of similar products for each of the last three fiscal years:

	Year Ended July 31

	2007	2006	2005

Engine Products segment
Off-road Equipment Products (including defense products)	18%	18%	18%
Truck Products	9%	11%	11%
Aftermarket Products (including replacement part sales to our OEMs)	30%	29%	29%
Industrial Products segment
Industrial Filtration Solutions Products	27%	26%	27%
Gas Turbine Systems Products	8%	8%	7%
Special Applications Products	8%	8%	8%

Financial information about segment operations appears in Note J in the Notes to Consolidated Financial Statements on page 47.

The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, available free of charge through its website, at www.donaldson.com, as soon as reasonably practicable after it electronically files such material with (or furnishes such material to) the Securities and Exchange Commission. Also available on the Company’s website are corporate governance documents, including the Company’s code of business conduct and ethics, corporate governance guidelines, Audit Committee charter, Human Resources Committee charter, and Corporate Governance Committee charter. These documents are available in print free of charge to any shareholder who requests them. The information contained on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be part of this Form 10-K.

Seasonality

In general, the Company’s Engine Products and Industrial Products segments are not considered to be seasonal. However, a number of our end markets are dependent on the construction and agricultural industries, which are generally stronger in the second half of our fiscal year.

Competition

Principal methods of competition in both the Engine Products and Industrial Products segments are price, geographic coverage, service and product performance. The Company competes in a number of highly competitive filtration markets in both the Engine Products and Industrial Products segments. The Company believes it is a market leader in many of its primary product lines. The Industrial Products segment’s principal competitors vary from country to country and include several large regional or global competitors and a significant number of small competitors who compete in a limited geographical region or in a limited number of product applications. The Company believes within the Engine Products segment it is a market leader in its Off-road Equipment and Truck Products lines for OEMs and is a significant participant in the aftermarket for replacement filters and hard parts. The Engine Products segment’s principal competitors vary from country to country and include several large regional or global competitors, and small regional competitors, especially in the Engine Aftermarket Products business.

Raw Materials

The principal raw materials that we use are steel and filter media. We purchase a variety of types of steel for various applications. During fiscal 2007 commodity prices were relatively stable after experiencing increases in fiscal 2006 primarily related to the cost of steel. The Company experienced no significant or unusual problems in the purchase of raw materials or commodities. The Company has more than one source of raw materials essential to its business. The Company is not required to carry significant amounts of inventory to meet rapid delivery demands or secure supplier allotments. However, the Company does stock inventory at its regional distribution centers around the world in order to meet anticipated Customer demand.

Patents and Trademarks

The Company owns various patents and trademarks, which it considers in the aggregate to constitute a valuable asset, including patents and trademarks for products and filtration systems sold under the Ultra-Web®, PowerCore® and Donaldson® trademarks. However, it does not regard the validity of any one patent or trademark as being of material importance.

Major Customers

Sales to Caterpillar Inc. and its subsidiaries (“Caterpillar”) accounted for 10 percent of net sales in 2007 and 12 percent of net sales in both 2006 and 2005. Caterpillar has been a customer of the Company for many years and it purchases many models and types of products for a variety of applications. Sales to the U.S. Government do not constitute a material portion of the Company’s business. There were no Customers over 10 percent of gross accounts receivable in 2007 or 2006.

Backlog

At August 31, 2007, the backlog of orders expected to be delivered within 90 days was $328,939,000. The 90-day backlog at August 31, 2006 was $291,011,000. Backlog is one of many indicators of business conditions in our market. However, it is not always indicative of future results for a number of reasons, including short lead times in our aftermarket and the timing of receipt of orders in many of our original equipment and industrial markets.

Research and Development

During 2007, the Company spent $36,458,000 on research and development activities relating to the development of new products or improvements of existing products or manufacturing processes. The Company spent $33,887,000 in 2006 and $32,234,000 in 2005 on research and development activities. Substantially all commercial research and development is performed in-house.

Environmental Matters

The Company does not anticipate any material effect on its capital expenditures, earnings or competitive position during fiscal 2008 due to compliance with government regulations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

Employees

The Company employed over 12,000 persons in worldwide operations as of August 31, 2007.

Geographic Areas

Financial information about geographic areas appears in Note J of the Notes to Consolidated Financial Statements on page 47.

Item 1A.  RISK FACTORS

There are inherent risks and uncertainties associated with our global operations that involve manufacturing and sale of products for highly demanding Customer applications throughout the world. The risks and uncertainties associated with our business could adversely affect our operating performance and financial condition. The following discussion along with discussions elsewhere in this report outlines the risks and uncertainties that we believe are the most material to our business. However, these are not the only risks or uncertainties that could affect our business. Therefore, the following is not intended to be a complete discussion of all potential risks or uncertainties.

Operating internationally carries risks which could negatively effect our financial performance.

We have sales and manufacturing operations throughout the world, with the heaviest concentrations in North America, Europe and Asia. Our stability, growth and profitability are subject to a number of risks of doing business internationally that could harm our business, including:

•	political and military events,
•	legal and regulatory requirements, including import, export and defense regulations,
•	tariffs and trade barriers,
•	potential difficulties in staffing and managing local operations,
•	credit risk of local Customers and distributors,
•	difficulties in protecting intellectual property, and
•	local economic, political and social conditions, specifically in China where we have significant investments in both our Engine and Industrial Products segments.

Maintaining a competitive advantage requires continuing investment with uncertain returns.

We operate in highly competitive markets and have numerous competitors who may already be well established in those markets. We experience price pressures from these competitors in certain product lines and geographic markets. We expect our competitors to continue improving the design and performance of their products and to introduce new products that are competitive in both price and performance. We believe that we have certain technological advantages over our competitors but maintaining these advantages requires us to continually invest in research and development, sales and marketing and Customer service and support. There is no guarantee that we will be successful in maintaining these advantages. We are currently making investments in emissions technology development and potential new emission systems products to meet the changing regulatory requirements worldwide. There is no guarantee that we will be successful in completing development or achieving sales of these products or that the margins on such products will be acceptable. Our financial performance may be negatively impacted if a competitor’s successful product innovation reaches the market before ours or gains broader market acceptance.

A number of our major OEM Customers manufacture component products for their own use. Although these OEM Customers rely on us and other suppliers for other of their component products,

they sometimes choose to manufacture additional component products for their own use. There is also a risk that a Customer could acquire one or more of our competitors.

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

We participate in highly competitive markets with pricing pressure. If we are not able to compete effectively our margins and results of operations could be adversely affected.

The businesses and product lines in which we participate are very competitive and we risk losing business based on a wide range of factors, including price, delivery, service, product performance and Customer satisfaction. Large Customers continue to seek productivity gains and lower prices from their suppliers. We may lose business or negatively impact our margins if we are unable to deliver value to our Customers through our technology and innovation and our product cost reduction and lean improvement efforts in manufacturing and throughout the Company.

Demand for our products relies on economic and industrial conditions worldwide.

Demand for certain of our products tends to be cyclical and responds to varying levels of construction, agricultural, mining and industrial activity in the United States and in other industrialized nations.

Sales to Caterpillar, Inc. and its subsidiaries accounted for 10 percent of our net sales in the most recent year and greater than 10 percent in the previous three fiscal years. An adverse change in Caterpillar’s financial performance or a material reduction in our sales to it could negatively impact our operating results.

Changes in our product mix impacts our financial performance.

We sell products in various product lines that have varying profit margins. Our financial performance can be impacted positively or negatively depending on the mix of products we sell during a given period as compared to a previous period.

Unavailable or higher cost materials could result in our Customers being dissatisfied.

We obtain raw material, including a significant amount of various grades and types of steel, and certain manufactured components from third-party suppliers and tend to carry limited raw material inventories. Even a brief unanticipated delay in delivery or increases in prices by our suppliers could result in the inability to satisfy our Customers on delivery and pricing. This could negatively affect our financial performance.

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

We have made and continue to pursue acquisitions of complementary product lines, technologies and businesses. We cannot guarantee that these acquisitions will have a positive impact on our results. These acquisitions could negatively impact our profitability due to operating and integration inefficiencies, the incurrence of debt, contingent liabilities and amortization expenses related to intangible assets. There are also a number of risks involved in acquisitions. For example, we could lose key existing or potential Customers, have difficulties in assimilating the acquired operations, assume unanticipated legal liabilities or lose key employees of the acquired company.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

The Company’s principal office and research facilities are located in Bloomington, Minnesota, a suburb of Minneapolis, Minnesota. The principal European administrative and engineering offices are located in Leuven, Belgium. The Company also has extensive operations in the Asia-Pacific region.

The Company’s principal plant activities are carried out in the United States and internationally. Following is a summary of the principal plants and other materially important physical properties owned or leased by the Company.

U.S. Facilities
Auburn, Alabama (E)
Dixon, Illinois
Frankfort, Indiana
Cresco, Iowa
Grinnell, Iowa (E)
Nicholasville, Kentucky
Bloomington, Minnesota
Chillicothe, Missouri (E)
St. Charles, Missouri* (E)
Philadelphia, Pennsylvania (I)
Maryville, Tennessee (I)
Greeneville, Tennessee
Baldwin, Wisconsin
Stevens Point, Wisconsin

Joint Venture Facilities
Champaign, Illinois (E)
Jakarta, Indonesia
Dammam, Saudi Arabia (I)

Distribution Centers
Ontario, California*
Rensselaer, Indiana
Singapore*
Aguascalientes, Mexico
Brugge, Belgium
Johannesburg, South Africa

International Facilities
Wyong, Australia
Athens, Canada (I)
Hong Kong, China*
Wuxi, China
Kadan, Czech Republic (I)
Klasterec, Czech Republic (E)
Domjean, France (E)
Carrieres Sur Seine, France (E)
Dulmen, Germany (E)
Flensburg, Germany (I)
Haan, Germany (I)
New Delhi, India
Ostiglia, Italy
Gunma, Japan
Aguascalientes, Mexico
Monterrey, Mexico
Cape Town, South Africa
Johannesburg, South Africa*
Barcelona, Spain (I)
Rayong, Thailand (I)
Hull, United Kingdom
Leicester, United Kingdom (I)

The Company’s properties are utilized for both the Engine and Industrial Product segments except as indicated with an (E) for Engine or (I) for Industrial. The Company also leases certain of its facilities, primarily under long-term leases. The denoted facilities (*) are leased facilities. In Wuxi, China, a portion of the operations are conducted in leased facilities. The Company’s properties are considered to be suitable for their present purposes, well-maintained and in good operating condition.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the quarter ended July 31, 2007.

Executive Officers of the Registrant

Current information regarding executive officers is presented below. All terms of office are for one year. There are no arrangements or understandings between individual officers and any other person pursuant to which the officer was selected as an executive officer.

Name	Age	Positions and Offices Held	First Year Elected or Appointed as an Executive Officer

William M. Cook	54	Chairman, President and Chief Executive Officer	1994
Sandra N. Joppa	42	Vice President, Human Resources, Communications and Facilities	2005
Norman C. Linnell	48	Vice President, General Counsel and Secretary	1996
Charles J. McMurray	53	Senior Vice President, Industrial Products and South Africa	2003
Mary Lynne Perushek	49	Vice President and Chief Information Officer	2006
Lowell F. Schwab	59	Senior Vice President, Engine Systems and Parts	1994
David W. Timm	54	Vice President, Asia-Pacific	2007
William I. Vann	62	Vice President, NAFTA Operations and Mexico	2004
Thomas R. VerHage	54	Vice President and Chief Financial Officer	2004
Jay L. Ward	43	Vice President, Europe and Middle East	2006
Debra L. Wilfong	52	Vice President and Chief Technology Officer	2007

Mr. Cook joined Donaldson Company, Inc. in 1980 and has held various positions, including CFO and Senior Vice President, International from 2001 to 2004 and President and CEO from 2004 to 2005. Mr. Cook was appointed Chairman, President and CEO in July 2005.

Ms. Joppa was appointed Vice President, Human Resources and Communications in November 2005 and added responsibility for Facilities in May 2007. Prior to that time Ms. Joppa held various positions at General Mills, a consumer food products company, from 1989 to 2005, including service as Director of Human Resources for several different operating divisions from 1999 to 2005.

Mr. Linnell joined Donaldson Company, Inc. in 1996 as General Counsel and Secretary and was appointed Vice President, General Counsel and Secretary in 2000.

Mr. McMurray joined Donaldson Company, Inc. in 1980 and has held various positions, including Director, Global Information Technology from 2001 to 2003; Vice President, Human Resources & Communication, Information Technology and Logistics from 2004 to 2005; and Vice President, Information Technology, Europe, South Africa and Mexico from 2005 to 2006. Mr. McMurray became Senior Vice President, Industrial Products, Technology, and South Africa in September 2006 and transferred responsibility for Information Technology upon the hiring of Ms. Perushek in November 2006.

Ms. Perushek was appointed Vice President and Chief Information Officer in November 2006. Prior to that time Ms. Perushek was Vice President of Global Information Technology at H.B. Fuller Company, a worldwide manufacturer of adhesive products, from 2005 to 2006 and Chief Information Officer for Young America Corporation, a marketing company, from 1999 to 2004.

Mr. Schwab joined Donaldson Company, Inc. in 1977 and has held various positions, including Senior Vice President, Operations from 1994 to 2004 and was promoted to Senior Vice President, Engine Systems and Parts in 2004.

Mr. Timm joined Donaldson Company, Inc. in 1983 and has held various positions, including General Manager, Disk Drive from 1995 to 2004; General Manager, Disk Drive and New Business Development from 2004 to 2005; and General Manager, Gas Turbine Systems Products from 2005 to 2006. Mr. Timm was appointed Vice President, Asia-Pacific in March 2007.

Mr. Vann joined Donaldson Company, Inc. in 1967 and has held various positions, including General Manager of Industrial Air Filtration from 2000 to 2004; Vice President, NAFTA Operations in 2005; and Vice President, NAFTA Operations and Mexico since 2006.

Mr. VerHage was appointed Vice President and Chief Financial Officer in March 2004. Prior to that time Mr. VerHage was a partner for Deloitte & Touche, LLP, an international accounting firm, from 2002 to 2004.

Mr. Ward joined Donaldson Company, Inc. in 1998 and has held various positions, including Director, Operations from 2001 to 2003; Director, Product and Business Development, Industrial Filtration Solutions Group from 2003 to 2004; and Managing Director, Europe from 2004 to 2006. Mr. Ward was appointed Vice President, Europe and Middle East in December 2006.

Ms. Wilfong was appointed Vice President and Chief Technology Officer in May 2007. Prior to that time, Ms. Wilfong held various director positions in research and development at 3M Company, an international consumer products company, from 2000 to 2007, most recently as Director, Research and Development for the 3M Automotive Division from 2006 to 2007.

Effective August 3, 2007, Mr Geert Henk Touw retired as Senior Vice President, Asia-Pacific.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common shares of the Company are traded on the New York Stock Exchange under the symbol DCI. The amount and frequency of all cash dividends declared on the Company’s common stock for 2007 and 2006 appear in Note L of the Notes to Consolidated Financial Statements on page 51. As of September 21, 2007, there were 1,836 shareholders of record of common stock.

The low and high sales prices for the Company’s common stock for each full quarterly period during 2007 and 2006 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2006	$28.60 — 32.88	$29.91 — 34.64	$32.08 — 36.00	$30.16 — 33.99
2007	$31.83 — 38.97	$33.60 — 38.74	$34.38 — 38.89	$34.11 — 38.40

The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended July 31, 2007.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

May 1-May 31, 2007	—	—	—	4,402,200
June 1-June 30, 2007	204,400	$35.15	204,400	4,197,800
July 1-July 31, 2007	219,989	$35.59	219,800	3,978,000

Total	424,389	$35.38	424,200	3,978,000

(1)	On March 31, 2006, the Company announced that the Board of Directors authorized the repurchase of up to 8.0 million shares of common stock. This repurchase authorization, which is effective until terminated by the Board of Directors, replaced the existing authority that was authorized on January 17, 2003. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the quarter ended July 31, 2007. However, the table above includes 189 previously owned shares tendered by option holders in payment of the exercise price of options. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of exercising stock options or payment of equity-based awards.

The graphs below compare the cumulative total stockholder return on the Company’s Common Stock for the last five fiscal years with the cumulative total return of the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Index of Industrial Machinery Companies. The graph and table assume the investment of $100 in each of Donaldson’s Common Stock and the specified indexes at the beginning of the applicable period, and assume the reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

	Year ended July 31,

	2007	2006	2005	2004	2003	2002

Donaldson Company, Inc.	$227.06	$203.15	$199.28	$161.65	$146.84	$100.00
S&P 500	174.78	150.50	142.81	125.22	110.64	100.00
S&P Industrial Machinery	223.02	172.58	164.80	152.07	117.32	100.00

Item 6.     SELECTED FINANCIAL DATA

The following table sets fourth selected financial data for each of the fiscal years in the five-year period ended July 31, 2007 (in millions, except per share data):

	Year ended July 31,

	2007	2006	2005	2004	2003

Net Sales	$1,918.8	$1,694.3	$1,595.7	$1,415.0	$1,218.3
Income from continuing operations	150.7	132.3	110.6	106.3	95.3
Diluted earnings per share	1.83	1.55	1.27	1.18	1.05
Total assets	1,319.0	1,124.1	1,111.8	1,001.6	882.0
Long-term obligations	129.0	100.5	103.3	70.9	105.2
Cash dividends declared per share	0.370	0.410	0.180	0.213	0.180
Cash dividends paid per share	0.360	0.320	0.235	0.205	0.175

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operation

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report.

Executive Overview    The Company manufactures filtration systems and replacement parts. The Company’s core strengths are leading filtration technology, strong Customer relationships and global presence. The Company operates through two reporting segments, Engine Products and Industrial Products, and has a product mix including air and liquid filters and exhaust and emission control products. As a worldwide business, the Company’s results of operations are affected by global industrial and economic factors. The Company’s diversity between its original equipment and replacement parts Customers, its diesel engine and industrial end markets, and its North American and international end markets has helped to limit the impact of any one of these factors and markets on the consolidated results of the Company. The continued strong demand in most of the Company’s end markets combined with strong international growth in both our Engine Product and Industrial Product segments drove record earnings in fiscal 2007.

The Company reported record sales in 2007 of $1.919 billion, up 13.3 percent from $1.694 billion in the prior year. The Company’s results were positively impacted by foreign currency translation for the year. The impact of foreign currency translation during the year increased sales by $47.2 million. Excluding the current year impact of foreign currency translation, worldwide sales increased 10.5 percent during the year.

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

	July 31, 2007	July 31, 2006

Net sales, excluding foreign currency translation	$1,871.6	$1,719.6
Current year foreign currency translation impact	47.2	(25.3)

Net sales	$1,918.8	$1,694.3

Gross margin of 31.5 percent was down from the gross margin of 32.9 percent in the prior year. A number of factors combined to lower the gross margin for the year, including higher than expected global distribution costs due to increased Customer demand, some lower margin Gas Turbine System and Industrial Filtration Solutions sales as well as some process inefficiencies. Gross margin was negatively impacted by higher than expected distribution costs associated with implementing the investments made to increase the Company’s distribution capacity and capabilities.

Although not as large as the impact on net sales, the Company’s net earnings were also positively impacted by foreign currency translation for the year. The impact of foreign currency translation during the year increased net earnings by $5.1 million. Excluding the current year impact of foreign currency translation, net earnings increased 10.1 percent during the year.

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

	July 31, 2007	July 31, 2006

Net earnings, excluding foreign currency translation	$145.6	$133.1
Current year foreign currency translation impact, net of tax	5.1	(0.8)

Net earnings	$150.7	$132.3

The Company reported record diluted earnings per share of $1.83, an 18.1 percent increase from $1.55 in the prior year.

Following is financial information for the Company’s Engine Products and Industrial Products segments. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, interest income and expense, non-operating income and expense and expenses not allocated to the business segments in the same period. During the first quarter of 2006, the Company adjusted its basis of measurement for earnings before income taxes such that certain expenses, such as amortization of intangibles, which were previously considered to be Corporate and Unallocated, are now included in the Engine and Industrial Products segment results. The impact of the change in the basis of measurement resulted in approximately $16.0 million of Corporate and Unallocated expenses being charged to the Engine and Industrial Products segments’ aggregate earnings before income taxes in fiscal 2006 as compared to fiscal 2005. This change resulted in approximately $8.0 million of additional expense to each of the Engine and Industrial Products segments during fiscal 2006 when compared to 2005. This adjustment to the basis of measurement of segment earnings did not change the business components included in each of the Company’s reportable segments. See further discussion of segment information in Note J of the Company’s Notes to Consolidated Financial Statements.

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company

	(thousands of dollars)
2007
Net sales	$1,084,262	$834,566	$—	$1,918,828
Earnings before income taxes	140,762	80,321	(16,222)	204,861
2006
Net sales	$991,554	$702,773	$—	$1,694,327
Earnings before income taxes	135,994	65,550	(12,377)	189,167
2005
Net sales	$923,840	$671,893	$—	$1,595,733
Earnings before income taxes	125,454	53,709	(24,430)	154,733

During fiscal 2007, the Company’s Engine Products segment decreased from the prior year as a percent of total net sales at 56.5 percent compared to 58.5 percent in the prior year. For the Company’s Industrial Products segment, percent of total net sales increased to 43.5 percent from 41.5 percent in the prior year.

Factors within the Company’s reporting segments that contributed to the Company’s results for fiscal 2007 included strong business conditions within the Engine Products segment in Europe and Asia,

partially offset by weaker Truck Products sales in the United States, Mexico and Canada. Specifically, strength in new construction and mining equipment spurred Off-road Equipment Products sales worldwide. Additionally, equipment utilization rates remained strong driving Aftermarket Products sales growth. In the Industrial Products segment, demand increases in Europe and Asia drove sales growth in the Company’s Industrial Filtration Solutions Products. Worldwide sales in Gas Turbine Products were higher than the prior year primarily due to high demand for power generation capacity as well as strength in the oil and gas industry internationally. Sales of Special Applications Products were strong with continued strong demand for membrane products.

Following are net sales by product within the Engine Products segment and Industrial Products segment:

	2007	2006	2005

	(thousands of dollars)
Engine Products segment:
Off-road Products	$352,065	$308,175	$286,230
Truck Products	166,370	184,303	175,048
Aftermarket Products*	565,827	499,076	462,562

Total Engine Products segment	1,084,262	991,554	923,840

Industrial Products segment:
Industrial Filtration Solutions Products	515,022	440,230	424,727
Gas Turbine Products	158,025	121,194	112,872
Special Applications Products	161,519	141,349	134,294

Total Industrial Products segment	834,566	702,773	671,893

Total Company	$1,918,828	$1,694,327	$1,595,733

*	Includes replacement part sales to our original equipment manufacturers.

Outlook    The Company expects five to seven percent sales growth in fiscal 2008 for sales in its Engine Products segment. Due to the continued impact of the EPA diesel emissions standards, the Company expects its United States, Mexico and Canada Truck Products sales to decrease $30 to $40 million in the first three quarters of 2008 before growth returns in the fourth quarter. Production of new heavy construction and mining equipment by international OEM Customers is forecasted to remain healthy. The Company expects non-residential and public construction markets to benefit from continued infrastructure investment in the United States. Production of new agriculture equipment by Customers is expected to remain strong globally. Aftermarket Products sales are expected to grow with continued strong equipment utilization in the field, and the increasing amount of equipment with the Company’s PowerCore™ filtration systems.

The Company expects eight to ten percent sales growth in fiscal 2008 for its Industrial Products segment. Industrial Filtration Solutions Products sales are expected to grow 10 percent due to continued strong global manufacturing investment and production utilization conditions. The Company expects full-year gas turbine sales growth in the high-single digits over last year’s 30 percent growth, with continued strength in the international power generation and oil and gas market segments. Special Applications Products sales are expected to grow in the mid-single digit percent.

Fiscal 2007 Compared to Fiscal 2006

Engine Products Segment    The Engine Products segment sells to OEMs in the construction, mining, agriculture and transportation markets and to independent distributors, OEM dealer networks, private label accounts and large equipment fleets. Products include air intake systems, exhaust and emissions systems, liquid filtration systems and replacement filters.

Sales for the Engine Products segment were $1.084 billion, an increase of 9.3 percent from $991.6 million in the prior year, reflecting increases in the worldwide Off-road and Aftermarket Products businesses partially offset by decreased Truck Products sales in the United States.

Within the Engine Products segment, worldwide sales of Off-road Products were $352.1 million, an increase of 14.2 percent from $308.2 million in the prior year. Sales in the United States showed an increase of 7.6 percent due to continued improvements in new construction and agricultural equipment demand. Internationally, sales of Off-road Products were up 21.9 percent from the prior year with sales increasing in both Europe and Asia by 24.3 percent and 16.9 percent, respectively, reflecting strength in the new construction and mining equipment demand internationally.

Worldwide sales of Truck Products were $166.4 million, a decrease of 9.7 percent from $184.3 million in the prior year. Truck Products sales in the United States decreased 14.9 percent from the prior year as a result of the new EPA emissions standards which resulted in lower new truck build rates at our Customers. International Truck Products sales increased 5.3 percent from the prior year. Strong sales in Europe resulted in an increase of 9.9 percent from stronger build rates due to economic growth and increased market share.

Worldwide Aftermarket Products sales of $565.8 million increased 13.4 percent from $499.1 million in the prior year. Sales in the United States increased 6.8 percent over the prior year while international sales increased 21.3 percent with sales increasing in Europe, Asia and Mexico by 28.2 percent, 13.7 percent and 29.9 percent, respectively. Equipment utilization remained high in all regions driving demand for replacement filters. Geographic expansion also contributed to the increases internationally.

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

Sales for the Industrial Products segment were $834.6 million, an increase of 18.8 percent from $702.8 million in the prior year resulting from stronger sales of all products across all regions.

Within the Industrial Products segment, worldwide sales of Industrial Filtration Solutions Products of $515.0 million increased 17.0 percent from $440.2 million in the prior year. Sales in the United States, Europe, Asia, South Africa and Mexico increased 7.2 percent, 24.9 percent, 18.8 percent, 27.7 percent and 25.5 percent, respectively. Demand has been strong worldwide but specifically in Europe where manufacturing investment conditions have been good.

Worldwide sales of Gas Turbine Products were $158.0 million, an increase of 30.4 percent from $121.2 million in the prior year as the demand for power generation remained strong internationally where there is a deficit of power generation capacity. High levels of activity in the oil and gas industry generated increased demand for small turbines and replacement filters.

Worldwide sales of Special Applications Products were $161.5 million, a 14.3 percent increase from $141.3 million in the prior year. Sales in the United States, Europe, and Asia increased 30.3 percent, 17.1 percent, and 11.4 percent from the prior year due primarily to strength in the end markets served by our membrane product line.

Consolidated Results    The Company reported record net earnings for 2007 of $150.7 million compared to $132.3 million in 2006, an increase of 13.9 percent. Diluted net earnings per share was a record $1.83, up 18.1 percent from $1.55 in the prior year. The Company’s operating income of $211.1 million increased from prior year operating income of $192.8 million by 9.5 percent. Operating income in the Engine Products segment as a percent of total operating income decreased to 62.9 percent from 67.7 percent in the prior year. Operating income in the Industrial Products segment as a percent of total operating income of 37.8 percent increased from the prior year of 33.6 percent. International operating income, prior to corporate expense allocations, totaled 77.7 percent of consolidated operating income in 2007 as compared to 77.2 percent in 2006. Of the 2007 international operating income, prior to corporate expense allocations, Europe contributed 44.8 percent while Asia contributed 49.7 percent. Total international operating income increased 10.2 percent from the prior year. This increase is attributable to strong sales of Special Applications Products and Gas Turbine Systems Products.

Gross margin for 2007 was 31.5 percent, a decrease from 32.9 percent in the prior year. A number of factors combined to lower the gross margin for the year, including higher than expected global distribution costs due to increased Customer demand, some lower margin Gas Turbine System Products and Industrial Filtration Solutions Products sales as well as some process inefficiencies. Gross margin was negatively impacted by higher than expected distribution costs associated with implementing the investments made to increase the Company’s distribution capacity and capabilities. Plant rationalization and start-up costs for new facilities were $5.3 million in 2007, down from $5.4 million in the prior year. Operating expenses for 2007 were $393.8 million or 20.5 percent of sales, up from $363.8 million or 21.5 percent in the prior year. While operating expenses were up in total dollars, the amount as a percent of sales was down due to a gain in operating leverage with revenue increases and continued cost containment efforts.

Interest expense of $14.6 million increased $4.7 million from $9.9 million in the prior year as a result of investments in working capital, the Aerospace Filtration Systems, Inc. acquisition in March, and continued capital investments. Net other income totaled $8.3 million in 2007 compared to $6.3 million in the prior year. Components of other income for 2007 were as follows: interest income of $1.1 million, earnings from non-consolidated joint ventures of $5.9 million, charitable donations of $0.4 million, foreign exchange gains of $0.2 million and other miscellaneous income and expense items resulting in income of $1.5 million.

The effective income tax rate for fiscal 2007 was 26.4 percent. The effective income tax rate for fiscal 2006 was 30.1 percent. In the fourth quarter of fiscal 2006, the Company recognized a $3.6 million tax charge for the additional $80.0 million foreign earnings repatriation plan approved pursuant to the American Jobs Creation Act of 2004. The favorable comparison for 2007 is primarily due to the tax charge mentioned above plus an additional $3.1 million of discrete items in 2007 compared to 2006 related to the reinstatement of the Research and Experimentation Tax Credit, the favorable resolution of some open foreign and state tax positions, the expiration of the statute of limitations on certain matters previously reserved, and the tax benefit from dividends received from foreign subsidiaries. The tax rate going forward is dependent upon the applicable tax rates, the geographic mix of profits, and resolution of tax audits. The Company expects that the tax rate will be between 29 and 32 percent in fiscal 2008.

Total backlog at July 31, 2007 was $616.1 million, up 19.2 percent from the same period in the prior year. Backlog is one of many indicators of business conditions in our market. However, it is not always indicative of future results for a number of reasons, including short lead times in our aftermarket and the timing of receipt of orders in many of our original equipment and industrial markets. In the Engine Products segment, total open order backlog increased 9.3 percent from the prior year. In the Industrial Products segment, total open order backlog increased 38.0 percent from the prior year. Because some of the change in backlog can be attributed to a change in the ordering patterns of our Customers, it may not necessarily correspond to higher future sales.

Fiscal 2006 Compared to Fiscal 2005

Engine Products Segment    Sales for the Engine Products segment were $991.6 million, an increase of 7.3 percent from $923.8 million in the prior year, reflecting increased sales across all products within this segment both in the United States and internationally.

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

Worldwide Aftermarket Products sales of $499.1 million increased 7.9 percent from $462.6 million in the prior year as equipment utilization rates remained high spurring demand for replacement filters. Sales in the United States increased 9.1 percent over the prior year while international sales increased 6.5 percent with sales increasing in Europe, Asia and Mexico by 6.1 percent, 5.4 percent and 25.7 percent, respectively.

Industrial Products Segment    Sales for the Industrial Products segment were $702.8 million, an increase of 4.6 percent from $671.9 million in the prior year resulting from stronger sales of Industrial Filtration Solutions Products, Gas Turbine Systems Products and Special Applications Products.

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

Worldwide sales of Special Applications Products were $141.3 million, a 5.3 percent increase from $134.3 million in the prior year. Sales in the United States decreased 16.9 percent from the prior year due primarily to softness in the end markets served by our membrane product line while sales in Europe and Asia increased 13.4 percent and 8.5 percent from the prior year, respectively, due to strong demand for computer hard drives and other consumer electronics.

Consolidated Results    The Company reported record net earnings for 2006 of $132.3 million compared to $110.6 million in 2005, an increase of 19.7 percent. Diluted net earnings per share was a record $1.55, up 22.1 percent from $1.27 in the prior year. The Company’s operating income of $192.8 million increased from prior year operating income of $156.5 million by 23.2 percent. Operating income in the Engine Products segment as a percent of total operating income decreased to 67.7 percent from 77.4 percent in the prior year. Operating income in the Industrial Products segment as a percent of total operating income of 33.6 percent decreased from the prior year of 34.2 percent. This change is primarily attributable to the Company’s decision to adjust its basis of measurement for earnings before income taxes such that certain expenses, such as amortization of intangibles, which were previously considered to be Corporate and Unallocated, are now included in the Engine and Industrial Products segment results. This adjustment is discussed further in Note J. International operating income, prior to corporate expense allocations, totaled 77.2 percent of consolidated operating income in 2006 as compared to 82.7 percent in 2005. Of the 2006 international operating income, prior to corporate expense allocations, Europe contributed 42.4 percent while Asia contributed 48.5 percent. Total international operating income increased 15.0 percent from the prior year. This increase is attributable to strong sales of Special Applications Products and Gas Turbine Systems Products.

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

The effective income tax rate for fiscal 2006 was 30.1 percent. In the fourth quarter of fiscal 2006, the Company recognized a $3.6 million tax charge for the additional $80.0 million foreign earnings repatriation plan approved pursuant to the American Jobs Creation Act of 2004. The effective income tax rate for fiscal 2005 was 28.6 percent and also included a $4.0 million tax charge for a previous $80.0 million foreign earnings repatriation plan approved pursuant to the American Jobs Creation Act of 2004. The higher fiscal 2006 effective tax rate as compared to the prior year is primarily a result of the mix of earnings in our various jurisdictions. Higher tax jurisdictions such as Japan, Germany and the United States contributed a higher proportion of our taxable earnings as compared to the prior year. The unfavorable timing of the phase-out/phase-in provisions of the United States export credit versus the manufacturing credit and the expiration of the research and development credit also adversely affected the rate for fiscal 2006.

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

Liquidity and Capital Resources

Financial Condition    At July 31, 2007, the Company’s capital structure was comprised of $156.8 million of current debt, $129.0 million of long-term debt and $624.7 million of shareholders’ equity. The Company had cash and cash equivalents of $55.2 million at July 31, 2007. The ratio of long-term debt to total capital was 17.1 percent and 15.5 percent at July 31, 2007 and 2006, respectively.

Total debt outstanding increased $105.4 million for the year to $285.8 million outstanding at July 31, 2007. The increase is a result of an increase in short-term borrowings outstanding at the end of the year of $49.7 million as compared to the prior year and an increase in long-term debt of $55.6 million (including current maturities) from the prior year.

The increase in long-term debt was comprised of two new note agreements. On May 18, 2007, the Company issued a 1.65 billion yen, or approximately $13.9 million, guaranteed note that matures on May 18, 2014. The debt was issued at face value and bears interest payable semi-annually at a rate of 2.019 percent. On June 1, 2007, the Company issued $100 million of senior unsecured notes. The first $50 million was funded on June 1, 2007, and the remaining two $25 million tranches will be funded on September 28, 2007 and November 30, 2007. The three tranches are due on June 1, 2017, September 28, 2017, and November 30, 2017, respectively. The debt was issued at face value and bears interest payable semi-annually at a rate of 5.48 percent. The proceeds from the notes will be used to refinance existing debt or for general corporate purposes.

The following table summarizes the Company’s fixed cash obligations as of July 31, 2007 for the years indicated (thousands of dollars):

		Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 – 5 years	More than 5 years

Long-term debt obligations	$161,094	$32,935	$11,370	$45,119	$71,670
Capital lease obligations	1,577	732	534	137	174
Interest on long-term debt obligations	46,513	8,234	11,376	9,183	17,720
Operating lease obligations	18,509	7,914	7,768	2,406	421
Purchase obligations(1)	145,568	141,834	3,734	—	—
Pension and deferred compensation(2)	26,135	2,009	4,764	3,210	16,152

Total	$399,396	$193,658	$39,546	$60,055	$106,137

(1)	Purchase obligations consist primarily of inventory, tooling, contract employment services and capital expenditures. The Company’s purchase orders for inventory are based on expected Customer demand, and quantities and dollar volumes are subject to change.
(2)	Pension and deferred compensation consists of long-term pension liabilities and salary and bonus deferrals elected by certain executives under the Company’s deferred compensation plan. Deferred compensation balances earn interest based on a treasury bond rate as defined by the plan and are payable at the election of the participants.

As a result of its current over funded status, the Company does not have a minimum required contribution under the Pension Benefit Guarantee Corporation requirements for its U.S. pension plans for fiscal 2008. There is no intention to make a U.S. pension contribution. For its non-U.S. pension plans, the Company estimates that it will contribute approximately $4.0 million in fiscal 2008 based upon the local government prescribed funding requirements. Future estimates of the Company’s pension plan contributions may change significantly depending on the actual rate of return on plan assets, discount rates and regulatory rules.

On April 2, 2007, the Company amended and renewed its existing $150 million five-year multi-currency revolving credit facility that was to mature on September 2, 2009. The amendment extends the maturity date of the facility to April 2, 2012 and increases the capacity to $250 million. There were no other material changes in terms and conditions. The agreement provides that loans may be made under a selection of currencies and rate formulas including Base Rate Advances or Off Shore Rate Advances. The interest rate on each advance is based on certain market interest rates and leverage ratios. Facility fees and other fees on the entire loan commitment are payable over the duration of this facility. There was $20.0 million outstanding at July 31, 2007 and no amounts outstanding at July 31, 2006, leaving $230.0 million and $150.0 million available for further borrowing under such facilities at July 31, 2007 and July 31, 2006, respectively. The weighted average interest rate on these short-term borrowings outstanding at July 31, 2007 was 5.59 percent.

The Company also has three agreements under uncommitted credit facilities, which provide unsecured borrowings for general corporate purposes. At July 31, 2007 and 2006, there was $70.0 million available for use. There was $34.1 million and no balance outstanding under these facilities at July 31, 2007 and 2006 respectively. The weighted average interest rate on these short-term borrowings outstanding at July 31, 2007 was 5.58 percent.

The Company also has a 100 million euro program for issuing treasury notes for raising short, medium and long-term financing for its European operations. There was 22.7 million euro, or $31.1 million, outstanding at July 31, 2007 and 35.3 million euro, or $45.0 million, outstanding as of July 31, 2006. The weighted average interest rate on these short-term issuances at July 31, 2007 and 2006 was 4.27 percent and 3.13 percent, respectively. Additionally, the Company’s European operations have lines of credit in the amount of 100.1 million euro. As of July 31, 2007, there was 26.0 million euro, or $35.6 million, outstanding. As of July 31, 2006 there was 20.1 million euro, or $25.6 million outstanding. The weighted average interest rate of these short-term borrowings outstanding at July 31, 2007 and 2006 was 5.52 and 3.38 percent, respectively.

Other international subsidiaries may borrow under various credit facilities. As of July 31, 2007 and 2006, borrowings under these facilities were $2.4 million and $2.6 million, respectively. The weighted average interest rate on these international borrowings outstanding at July 31, 2007 and 2006 was 3.90 percent and 7.92 percent, respectively.

Certain note agreements contain debt covenants related to working capital levels and limitations on indebtedness. As of July 31, 2007, the Company was in compliance with all such covenants.

Also, at July 31, 2007 and 2006, the Company had outstanding standby letters of credit totaling $16.5 million and $18.7 million, respectively, upon which no amounts had been drawn. The letters of credit guarantee payment to third parties in the event the Company is in breach of a specified bond financing agreement and insurance contract terms as detailed in each letter of credit.

Shareholders’ equity increased $77.9 million in 2007 to $624.7 million. The increase was due to current year earnings of $150.7 million, an increase in accumulated other comprehensive income of $18.8 million primarily resulting from increases due to foreign currency translation of $28.6 million partially offset by $10.2 million of adjustments related to the implementation of the Financial Accounting Standards Board’s new pension statement. This statement requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize change in that funded status in accumulated other comprehensive income in the year in which the adoption occurs and in comprehensive income in the following years. There were also increases of $14.8 million of stock option and other stock activity offset by $76.9 million of treasury stock repurchases and $29.5 million of dividend declarations.

Cash Flows    During fiscal 2007, $117.0 million of cash was generated from operating activities, compared with $156.7 million in 2006 and $142.6 million in 2005. Operating cash flows in 2007 decreased by $39.6 million from the prior year, primarily due to payments of $25.3 million to the Company’s defined benefit plans and increases in accounts receivable of $31.4 million and inventories of $36.5 million. Accounts receivable increased 14.5 percent, slightly faster than the 13.3 percent increase in sales. Inventories increased due to a number of factors including expanded inventory levels to better serve our Customer needs as global distribution capacity is broadened, additional amounts of inventory in-transit due to higher international sales and the inclusion of inventory related to the Aerospace Filtration Systems acquisition. In addition to cash generated from operating activities, the Company increased its outstanding short-term debt by $44.9 million and net long-term debt by $55.4 million. Cash flow generated by operations and increased debt levels were used primarily to support $76.6 million of net capital expenditures, $76.9 million for stock repurchases, acquisitions and investments of $40.6 million and $28.8 million for dividend payments. Cash and cash equivalents increased $9.8 million during 2007.

Net capital expenditures for property, plant and equipment totaled $76.6 million in 2007, $77.6 million in 2006 and $50.2 million in 2005. Net capital expenditures is comprised of purchases of property, plant, and equipment of $77.4 million, $81.3 million, and $55.0 million in fiscal 2007, 2006 and 2005, respectively, partially offset by proceeds from the sale of property, plant, and equipment of $0.8 million, $3.7 million, and $4.8 million in fiscal 2007, 2006 and 2005, respectively. Fiscal 2007 capital expenditures primarily related to new distribution facilities and productivity enhancing investments at various plants worldwide.

Capital spending in 2008 is planned at $60.0 million to $70.0 million. Significant planned expenditures include the expansion of two current manufacturing facilities. It is anticipated that 2008 capital expenditures will be financed primarily by cash generated from operations and existing lines of credit.

The Company expects that cash generated by operating activities will exceed $150 million in 2008. At July 31, 2007, the Company had $55.2 million cash, $265.9 million available under existing credit facilities in the United States and 151.4 million euro, or $207.3 million, available under existing credit facilities in Europe. The Company believes that the combination of existing cash, available credit under existing credit facilities and the expected cash generated by operating activities will be adequate to meet cash requirements for fiscal 2008, including debt repayment, issuance of anticipated dividends, share repurchase activity and capital expenditures.

Dividends    The Company’s dividend policy is to maintain a payout ratio, which allows dividends to increase with the long-term growth of earnings per share. The Company’s dividend payout ratio target is 20.0 percent to 30.0 percent of the average earnings per share of the last three years. The current quarterly dividend of 0.10 cents per share equates to 25.8 percent of the average net earnings per share for 2005 through 2007.

Share Repurchase Plan    In fiscal 2007, the Company repurchased 2.2 million shares of common stock for $76.9 million under the share repurchase plan authorized in March 2006 at an average price of $35.21 per share. The Company repurchased 3.8 million shares for $118.9 million in 2006. The Company repurchased 3.8 million shares for $116.3 million in 2005. As of July 31, 2007, the Company had remaining authorization to repurchase 4.0 million shares under this plan.

Off-Balance Sheet Arrangements    The Company does not have any off-balance sheet arrangements, with the exception of the guarantee of 50 percent of certain debt of its joint venture, Advanced Filtration Systems, Inc. as further discussed in Note K of the Company’s Notes to Consolidated Financial Statements. As of July 31, 2007, the joint venture had $3.5 million of outstanding debt. The Company does not believe that this guarantee will have a current or future effect on its financial condition, results of operation, liquidity or capital resources.

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

New Accounting Standards    In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 (R) (“SFAS 158”). This statement requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in accumulated other comprehensive income in the year in which the adoption occurs and in other comprehensive in the following years. SFAS 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS 158 was effective for recognition of the funded status of the benefit plans for the Company’s fiscal year 2007 and resulted in a $10.2 million decrease in shareholders’ equity, net of tax. See further discussion in Note F of the Company’s Notes to Consolidated Financial Statements on the impact of this change on the Company’s consolidated financial statements. SFAS 158’s provisions regarding the change in the measurement date of postretirement benefits plans will require the Company to change its measurement date from April 30 to July 31 beginning with fiscal year 2009.

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

Foreign Currency    During 2007, the U.S. dollar was generally weaker throughout the year relative to the currencies of the foreign countries in which the Company operates. The overall weakness of the dollar had a positive impact on the Company’s international net sales results because the foreign denominated revenues translated into more U.S. dollars.

It is not possible to determine the true impact of foreign currency translation changes; however, the direct effect on reported net sales and net earnings can be estimated. For the year ended July 31, 2007, the impact of foreign currency translation resulted in an overall increase in reported net sales of $47.2 million and an increase in reported net earnings of $5.1 million. Foreign currency translation had a positive impact in several regions around the world. In Europe, the weaker U.S. dollar relative to the euro and British pound sterling resulted in an increase of $42.9 million in reported net sales and an increase of $3.4 million in reported net earnings. In the Asia-Pacific region, the weaker U.S. dollar relative to the Thai bhat had a positive impact on foreign currency translation with a increase in reported net sales of $5.3 million and an increase in reported net earnings of $1.2 million, while the stronger U.S. dollar relative to the Japanese yen and South African rand had a negative impact on foreign currency translation with a decrease in reported net sales of $4.6 million and $4.1 million, respectively, and a decrease in reported net earnings of $0.3 million for both currencies.

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

Interest    The Company’s exposure to market risks for changes in interest rates relates primarily to its short-term investments, short-term borrowings and interest rate swap agreements as well as the potential increase in fair value of long-term debt resulting from a potential decrease in interest rates. The Company has no earnings or cash flow exposure due to market risks on its long-term debt obligations as a result of the fixed-rate nature of the debt. However, interest rate changes would affect the fair market value of the debt. As of July 31, 2007, the estimated fair value of long-term debt with fixed interest rates was $154.4 million compared to its carrying value of $156.0 million. The fair value is estimated by discounting the projected cash flows using the rate that similar amounts of debt could currently be borrowed. As of July 31, 2007, our financial liabilities with exposure to changes in interest rates consisted mainly of $123.1 million of short-term debt outstanding. Assuming a hypothetical increase of one-half percent in short-term interest rates, with all other variables remaining constant, interest expense would have increased $0.7 million in fiscal 2007.

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

Goodwill and other intangible assets    Goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs impairment reviews for its reporting units and uses a discounted cash flow model based on management’s judgments and assumptions to determine the estimated fair value. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company performed an impairment test during the third quarter of fiscal 2007 to satisfy its annual impairment requirement. Impairment testing in the third quarter indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, including recorded goodwill and, as such, no impairment existed at that time. Other intangible assets with definite lives continue to be amortized over their estimated useful lives. Definite lived intangible assets are also subject to impairment testing. A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of each reporting unit. While the Company believes its judgments and assumptions are reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required.

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

Our accounting for income taxes in 2008 will be affected by the adoption of Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, which we are required to adopt on August 1, 2007. This pronouncement prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. As such, the new standard requires us to reassess all of our uncertain tax return positions in accordance with this new accounting principle.

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

To develop the assumption regarding the expected long-term rate of return on assets for its U.S. pension plans, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. The Company amended its target asset allocation strategy during fiscal 2007 after its April 30 measurement date. Prior to amending the target asset allocations, the Company’s guidelines called for an asset allocation of 55 percent equity securities, 30 percent alternative investments (funds of hedge funds), 10 percent fixed income, and 5 percent private equity. Within equity securities, the Company targeted an allocation of 25 percent small cap, 15 percent large cap, and 15 percent international. For fiscal year 2008, the Company’s asset allocation guidelines will target an allocation of 45 percent equity securities, 30 percent alternative investments (fund of hedge funds), 10 percent real assets (investments into funds containing commodities and real estate), 10 percent fixed income and 5 percent private equity. Within equity securities, the Company will target an allocation of 15 percent international, 15 percent equity long / short, 10 percent small cap, and 5 percent large cap. Subsequent to the April 30, 2007 measurement date, the assets of the plans were reallocated to conform to the new asset guidelines established by the Company.

A one percent change in the expected long-term rate of return on plan assets would have changed the 2007 annual pension expense by approximately $2.3 million. The expected long-term rate of return on assets assumption for the plans outside the U.S. follows the same methodology as described above but reflects the investment allocation and expected total portfolio returns specific to each plan and country.

The Company’s objective in selecting a discount rate for its pension plans is to select the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date taking into account the nature and duration of the benefit obligations of the plan. In making this best estimate, the Company looks at rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the benefits. This process includes looking at the universe of bonds available on the measurement date with a quality rating of Aa or better. Similar appropriate benchmarks are used to determine the discount rate for the non-U.S. plans. As of our measurement date of April 30, 2007, the Company decreased its discount rate on U.S. plans to

6.00 percent from 6.25 percent as of April 30, 2006. The decrease of 25 basis points was consistent with the changes in published bond indices. The change increased the Company’s U.S. projected benefit obligation as of April 30, 2007 by approximately $5.5 million and is expected to increase pension expense in fiscal year 2008 by approximately $0.3 million.

At April 30, 2007, the Company’s annual measurement date for its pension plans, the plans were over-funded by $64.9 million since the fair value of plan assets exceeded the projected benefit obligation. As of April 30, 2007, the Company had an unrecognized actuarial loss of $7.3 million which will be amortized as pension expense into the future over the average remaining service period of the employees in the plans in accordance with SFAS 87 and SFAS 158.

Forward-Looking Statements

The Company, through its management, may make forward-looking statements reflecting the Company’s current views with respect to future events and financial performance. These forward-looking statements, which may be included in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Item 1A of this Form 10-K, which could cause actual results to differ materially from historical results or those anticipated. The words or phrases “will likely result,” “are expected to,” “will continue,” “estimate,” “project,” “believe,” “expect,” “anticipate,” “forecast” and similar expressions are intended to identify forward-looking statements within the meaning of Section 21e of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995 (“PSLRA”). In particular the Company desires to take advantage of the protections of the PSLRA in connection with the forward-looking statements made in this annual report on Form 10-K.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk disclosure appears in Management’s Discussion and Analysis on page 18 under “Market Risk.”

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of July 31, 2007.

William M. Cook Chief Executive Officer September 28, 2007	Thomas R. VerHage Chief Financial Officer September 28, 2007

Report of Independent Registered Public Accounting Firm

To Shareholders and Board of Directors of Donaldson Company, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of cash flows and of changes in shareholders’ equity present fairly, in all material respects, the financial position of Donaldson Company, Inc. and its subsidiaries at July 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note A to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit arrangements effective July 31, 2007 and changed its method of accounting for share-based payments as of August 1, 2005.

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

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
September 28, 2007

Consolidated Statements of Earnings
Donaldson Company, Inc. and Subsidiaries

	Year ended July 31,

	2007	2006	2005

	(thousands of dollars, except share and per share amounts)
Net sales	$1,918,828	$1,694,327	$1,595,733
Cost of sales	1,313,964	1,137,747	1,090,158

Gross margin	604,864	556,580	505,575
Selling, general and administrative	357,306	329,905	316,851
Research and development	36,458	33,887	32,234

Operating income	211,100	192,788	156,490
Interest expense	14,559	9,875	9,414
Other income, net	(8,320)	(6,254)	(7,657)

Earnings before income taxes	204,861	189,167	154,733
Income taxes	54,144	56,860	44,179

Net earnings	$150,717	$132,307	$110,554

Weighted average shares — basic	80,454,861	82,992,475	84,990,739
Weighted average shares — diluted	82,435,756	85,139,250	86,883,408
Net earnings per share — basic	$1.87	$1.59	$1.30
Net earnings per share — diluted	$1.83	$1.55	$1.27

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Balance Sheets
Donaldson Company, Inc. and Subsidiaries

	At July 31,

	2007	2006

	(thousands of dollars, except share amounts)
Assets
Current assets
Cash and cash equivalents	$55,237	$45,467
Accounts receivable, less allowance of $6,768 and $8,398	357,341	312,214
Inventories	201,221	153,165
Deferred income taxes	22,591	17,407
Prepaids and other current assets	37,254	33,152

Total current assets	673,644	561,405

Property, plant and equipment, net	364,433	317,364
Goodwill	124,607	110,609
Intangible assets	46,301	22,129
Other assets	110,032	112,560

Total assets	$1,319,017	$1,124,067

Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings	$123,114	$73,368
Current maturities of long-term debt	33,667	6,541
Trade accounts payable	173,862	163,783
Accrued employee compensation and related taxes	55,578	49,129
Accrued liabilities	44,692	42,969
Other current liabilities	28,031	24,079

Total current liabilities	458,944	359,869
Long-term debt	129,004	100,495
Deferred income taxes	37,624	40,890
Other long-term liabilities	68,747	76,011

Total liabilities	694,319	577,265
Commitments and contingencies (Note K)
Shareholders’ equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 120,000,000 shares authorized, 88,643,194 shares issued in 2007 and 2006	443,216	443,216
Retained earnings	387,257	275,598
Stock compensation plans	20,821	20,535
Accumulated other comprehensive income	70,008	51,194
Treasury stock — 9,500,372 and 8,102,921 shares in 2007 and 2006, at cost	(296,604)	(243,741)

Total shareholders’ equity	624,698	546,802

Total liabilities and shareholders’ equity	$1,319,017	$1,124,067

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Donaldson Company, Inc. and Subsidiaries

	Year ended July 31,

	2007	2006	2005

	(thousands of dollars)
Operating Activities
Net earnings	$150,717	$132,307	$110,554
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	49,566	44,700	44,284
Equity in (earnings) loss of affiliates	(691)	(664)	323
Deferred income taxes	(4,628)	6,868	2,957
Tax benefit of equity plans	(5,898)	(10,943)	—
Stock option expense	3,422	2,832	—
Other, net	(13,241)	(13,551)	2,520
Changes in operating assets and liabilities, net of acquired businesses
Accounts receivable	(31,418)	(12,147)	(17,349)
Inventories	(36,469)	587	(6,745)
Prepaids and other current assets	841	(5,794)	2,087
Trade accounts payable and other accrued expenses	4,844	26,649	3,957
Payment of litigation judgment	—	(14,170)	—

Net cash provided by operating activities	117,045	156,674	142,588

Investing Activities
Purchases of property, plant and equipment	(77,440)	(81,272)	(54,979)
Proceeds from sale of property, plant, and equipment	857	3,688	4,781
Acquisitions, investments, and divestitures of affiliates	(40,615)	(4,560)	(13,362)

Net cash used in investing activities	(117,198)	(82,144)	(63,560)

Financing Activities
Proceeds from long-term debt	64,903	4,400	30,000
Repayments of long-term debt	(9,507)	(7,613)	(23,944)
Change in short-term borrowings	44,904	(31,650)	81,917
Purchase of treasury stock	(76,898)	(118,909)	(116,268)
Dividends paid	(28,806)	(26,443)	(19,757)
Tax benefit of equity plans	5,898	10,943	—
Exercise of stock options	7,346	4,774	2,703

Net cash used in financing activities	7,840	(164,498)	(45,349)

Effect of exchange rate changes on cash	2,083	1,369	883

Increase (decrease) in cash and cash equivalents	9,770	(88,599)	34,562
Cash and cash equivalents, beginning of year	45,467	134,066	99,504

Cash and cash equivalents, end of year	$55,237	$45,467	$134,066

Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes	$59,179	$36,145	$33,087
Interest	12,630	9,287	8,453

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders’ Equity
Donaldson Company, Inc. and Subsidiaries

	Common Stock	Additional Paid-in Capital	Retained Earnings	Stock Compensation Plans	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

	(thousands of dollars, except per share amounts)
Balance July 31, 2004	$443,216	$—	$113,271	$20,589	$31,558	$(59,341)	$549,293
Comprehensive income
Net earnings			110,554				110,554
Foreign currency translation					1,877		1,877
Additional minimum pension liability, net of tax					(5,499)		(5,499)
Net loss on cash flow hedging derivatives					(316)		(316)

Comprehensive income							106,616

Treasury stock acquired						(116,268)	(116,268)
Stock options exercised		(7,273)	(30,080)	9,310		14,992	(13,051)
Deferred stock and other activity			(1,207)	10,675		428	9,896
Performance awards			(6)			620	614
Tax reduction — employee plans		7,273					7,273
Dividends ($.235 per share)			(19,757)				(19,757)

Balance July 31, 2005	443,216	—	172,775	40,574	27,620	(159,569)	524,616

Comprehensive income
Net earnings			132,307				132,307
Foreign currency translation					15,287		15,287
Additional minimum pension liability, net of tax					8,438		8,438
Net loss on cash flow hedging derivatives					(151)		(151)

Comprehensive income							155,881

Treasury stock acquired						(118,909)	(118,909)
Stock options exercised		(22,381)	12,358	—		11,934	1,911
Deferred stock and other activity			(11,310)	(17,291)		20,893	(7,708)
Performance awards			320	(2,748)		1,910	(518)
Stock option expense			2,832				2,832
Tax reduction — employee plans		22,381					22,381
Dividends ($.410 per share)			(33,684)				(33,684)

Balance July 31, 2006	443,216	—	275,598	20,535	51,194	(243,741)	546,802

Comprehensive income
Net earnings			150,717				150,717
Foreign currency translation					28,615		28,615
Additional minimum pension liability, net of tax					312		312
Net gain on cash flow hedging derivatives					118		118

Comprehensive income							179,762

Treasury stock acquired						(76,898)	(76,898)
Stock options exercised		(7,700)	(9,499)	1,513		19,133	3,447
Deferred stock and other activity			(2,273)	541		3,276	1,544
Performance awards			(1,163)	(1,768)		1,626	(1,305)
Stock option expense			3,422				3,422
Tax reduction — employee plans		7,700					7,700
Adjustment to adopt SFAS 158, net of tax					(10,231)		(10,231)
Dividends ($.370 per share)			(29,545)				(29,545)

Balance July 31, 2007	$443,216	$—	$387,257	$20,821	$70,008	$(296,604)	$624,698

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

Principles of Consolidation    The Consolidated Financial Statements include the accounts of Donaldson Company, Inc. and all majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company’s three joint ventures that are not majority-owned are accounted for under the equity method. The Company does not have any variable interests in variable interest entities as of July 31, 2007. The company uses a fiscal period which ends on a calendar basis for international affiliates and on the Friday nearest to July 31 for domestic purposes. Fiscal year 2007 results included 53 weeks of domestic sales and earnings.

Use of Estimates    The preparation of Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation    For most foreign operations, local currencies are considered the functional currency. Assets and liabilities are translated to U.S. dollars at year-end exchange rates, and the resulting gains and losses arising from the translation of net assets located outside the United States are recorded as a cumulative translation adjustment, a component of accumulated other comprehensive income in the Consolidated Balance Sheets. Elements of the Consolidated Statements of Earnings are translated at average exchange rates in effect during the year. Realized and unrealized foreign currency transaction gains and losses are included in income, net in the Consolidated Statements of Earnings. Foreign currency transaction gains of $0.2 million, $0.3 million, and $1.0 million are included in other income, net in the Consolidated Statements of Earnings in 2007, 2006 and 2005, respectively.

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

Inventories    Inventories are stated at the lower of cost or market. Domestic inventories are valued using the last-in, first-out (“LIFO”) method, while the international subsidiaries use the first-in, first-out (“FIFO”) method. Inventories valued at LIFO were approximately 30 and 34 percent of total inventories at July 31, 2007 and 2006, respectively. For inventories valued under the LIFO method, the FIFO cost exceeded the LIFO carrying values by $32.7 million and $31.7 million at July 31, 2007 and 2006, respectively. Results of operations for all periods presented were not materially affected by any liquidation of LIFO inventory. The components of inventory are as follows (thousands of dollars):

	July 31, 2007	July 31, 2006

Materials	$87,490	$56,194
Work in process	19,793	20,304
Finished products	93,938	76,667

Total inventories	$201,221	$153,165

Property, Plant and Equipment    Property, plant and equipment are stated at cost. Additions, improvements or major renewals are capitalized, while expenditures that do not enhance or extend the asset’s useful life are charged to operating expense as incurred. Depreciation is computed under the straight-line method. Depreciation expense was $46.6 million in 2007, $42.6 million in 2006, and $42.6 million in 2005. The estimated useful lives of property, plant and equipment are 10 to 40 years for buildings and 3 to 10 years for machinery and equipment. The components of property, plant and equipment are as follows (thousands of dollars):

	July 31, 2007	July 31, 2006

Land	$19,946	$18,336
Buildings	215,407	182,969
Machinery and equipment	525,958	473,483
Construction in progress	35,053	33,246

Less accumulated depreciation	(431,931)	(390,670)

Total property, plant and equipment	$364,433	$317,364

Internal-Use Software    The Company capitalizes direct costs of materials and services used in the development and purchase of internal-use software. Amounts capitalized are amortized on a straight-line basis over a period of five years and are reported as a component of machinery and equipment within property, plant and equipment.

Goodwill and Other Intangible Assets    Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. Other intangible assets, consisting primarily of patents, trademarks and Customer relationships and lists, are recorded at cost and are amortized on a straight-line basis over their estimated useful lives of 5 to 15 years. Goodwill is tested for impairment annually or if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company completed its annual impairment tests in the third quarters of fiscal 2007 and 2006, which indicated no impairment.

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

	July 31, 2007	July 31, 2006	July 31, 2005

Foreign currency translation adjustment	$81,389	$52,774	$37,487
Net loss on cash flow hedging derivatives, net of deferred taxes	(207)	(325)	(174)
Adjustment to adopt FAS 158, net of deferred taxes	(11,174)	—	—
Additional minimum pension liability, net of deferred taxes	—	(1,255)	(9,693)

Total accumulated other comprehensive income	$70,008	$51,194	$27,620

Cumulative foreign translation is not adjusted for income taxes all translation relates to permanent investments in non-U.S. subsidiaries.

Earnings Per Share    The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and dilutive shares relating to stock options, restricted stock and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods. There were 10,000, 443,703, and 540,095 options excluded from the diluted net earnings per share calculation for the fiscal year ended July 31, 2007, 2006, and 2005, respectively. The following table presents information necessary to calculate basic and diluted earnings per share:

	2007	2006	2005

	(thousands of dollars, except per share amounts)
Weighted average shares — basic	80,455	82,992	84,991
Dilutive shares	1,981	2,147	1,892
Weighted average shares — diluted	82,436	85,139	86,883
Net earnings for basic and diluted earnings per share computation	$150,717	$132,307	$110,554
Net earnings per share — basic	$1.87	$1.59	$1.30
Net earnings per share — diluted	$1.83	$1.55	$1.27

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

Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Boards (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. If the fair value based method prescribed in SFAS 123 had been applied in fiscal 2005 to all stock awards, the Company’s net income and basic and diluted net income per share would have been reduced as summarized below:

2005

(thousands of dollars, except per share amounts)
Net earnings, as reported	$110,554
Add total stock-based employee compensation expenses included in the determination of net income, net of tax	3,784
Less total stock-based employee compensation expense under the fair value-based method, net of tax	(12,150)

Pro forma net earnings	$102,188

Basic net earnings per share
As reported	$1.30
Pro forma	$1.20
Diluted net earnings per share
As reported	$1.27
Pro forma	$1.17

Effective June 27, 2005, the Board of Directors of the Company authorized the acceleration of vesting of certain unvested and “out-of-the-money” stock options outstanding under the Plan. The accelerated options were granted in fiscal 2004 and fiscal 2005 with a three-year vesting period and had exercise prices per share ranging from $30.38 to $30.69. Options for the purchase of 511,242 shares of the common stock of the Company became exercisable immediately as a result of this action. No options held by any director or named executive officer were included in the acceleration action. As a result, the amount of pre-tax compensation expense amortized during fiscal 2007 was reduced by approximately $1.2 million from what it would have otherwise been.

Revenue Recognition    Revenue is recognized when product ownership and the risk of loss has transferred to the Customer and the Company has no remaining obligations. The Company records estimated discounts and rebates as a reduction of sales in the same period revenue is recognized. Shipping and handling costs for fiscal 2007, 2006 and 2005 totaling $34.8 million, $35.3 million and $34.2 million, respectively, are classified as a component of operating expenses.

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

Exit or Disposal Activities    The Company accounts for costs relating to exit or disposal activities under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities for exit and disposal activities SFAS No. 146 addresses recognition, measurement and reporting of costs associated with exit and disposal activities including restructuring.

Guarantees    Upon issuance of a guarantee, the Company recognizes a liability for the fair value of an obligation assumed under a guarantee. See Note K for disclosures related to guarantees.

New Accounting Standards    In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 (R) (“SFAS 158”). This statement requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in accumulated other comprehensive income in the year in which the adoption occurs and in other comprehensive income in the following years. SFAS 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS 158 was effective for recognition of the funded status of the benefit plans for the Company’s fiscal year 2007 and resulted in a $10.2 million decrease in shareholders’ equity, net of tax. See further discussion in Note F of the Company’s Notes to Consolidated Financial Statements on the impact of this change on the Company’s consolidated financial statements. SFAS 158’s provisions regarding the change in the measurement date of postretirement benefits plans will require the Company to change its measurement date from April 30 to July 31 beginning with fiscal year 2009.

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

NOTE B
Goodwill and Other Intangible Assets

The Company has allocated goodwill to its Industrial Products and Engine Products segments. Additions to goodwill and other intangible assets in fiscal 2006 relate to the acquisition of AirCel Corporation on January 19, 2006 as part of the Industrial Products segment and the final purchase price allocation for the 2005 Le Bozec acquisition as part of the Engine Products segment. Additions to goodwill and other intangible assets in fiscal 2007 relate to the acquisition of Aerospace Filtration Systems, Inc. on March 1, 2007, as part of the Engine Products segment and Rawsen Equipment (Pty) Limited on June 1, 2007, as part of the Industrial Products segment. Financial results for each of the above acquisitions are included in the Company’s consolidated results from the date of acquisition. Pro forma financial results are not presented as the acquisitions are not material individually or in the aggregate. The Company completed its annual impairment tests in the third quarter of fiscal 2007 and 2006, which indicated no impairment. Following is a reconciliation of goodwill for the years ended July 31, 2007 and 2006:

	Industrial Products	Engine Products	Total Goodwill

	(thousands of dollars)
Balance as of August 1, 2005	$99,440	$5,864	$105,304
Acquisition activity	2,234	—	2,234
Final purchase price allocation	—	1,394	1,394
Usage of pre-acquisition net operating losses	(1,166)	—	(1,166)
Foreign exchange translation	2,419	424	2,843

Balance as of July 31, 2006	$102,927	$7,682	$110,609
Acquisition activity	388	9,621	10,009
Foreign exchange translation	3,380	609	3,989

Balance as of July 31, 2007	$106,695	$17,912	$124,607

Intangible assets are comprised of patents, trademarks and Customer relationships and lists. Following is a reconciliation of intangible assets for the years ended July 31, 2007 and 2006:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets

	(thousands of dollars)
Balance as of August 1, 2005	$27,489	$(4,323)	$23,166
Intangibles acquired	300	—	300
Amortization expense	—	(2,060)	(2,060)
Foreign exchange translation	994	(271)	723

Balance as of July 31, 2006	$28,783	$(6,654)	$22,129
Intangibles acquired	25,248	—	25,248
Amortization expense	—	(2,926)	(2,926)
Foreign exchange translation	3,172	(1,322)	1,850

Balance as of July 31, 2007	$57,203	$(10,902)	$46,301

Net intangible assets consist of patents, trademarks and tradenames of $23.7 million and $15.9 million as of July 31, 2007 and 2006, respectively, and Customer related intangibles of $22.6 million and $6.2 million as of July 31, 2007 and 2006, respectively. Amortization expense relating to existing intangible assets is expected to be approximately $4.1 million for each of the years ending July 31, 2008 and 2009, $4.0 million for the year ending July 31, 2010, $3.9 million for the year ending July 31, 2011, and $3.8 million for the year ending July 31, 2012.

NOTE C
Credit Facilities

On April 2, 2007, the Company amended and renewed its existing $150 million five-year multi-currency revolving credit facility that was to mature on September 2, 2009. The amendment extends the maturity date of the facility to April 2, 2012 and increases the capacity to $250 million. There were no other material changes in terms and conditions. The agreement provides that loans may be made under a selection of currencies and rate formulas including Base Rate Advances or Off Shore Rate Advances. The interest rate on each advance is based on certain market interest rates and leverage ratios. Facility fees and other fees on the entire loan commitment are payable over the duration of this facility. There was $20.0 million outstanding at July 31, 2007 and no amounts outstanding at July 31, 2006, leaving $230.0 million and $150.0 million available for further borrowing under such facilities at July 31, 2007 and July 31, 2006, respectively. The weighted average interest rate on these short-term borrowings outstanding at July 31, 2007 was 5.59 percent.

The Company also has three agreements under uncommitted credit facilities, which provide unsecured borrowings for general corporate purposes. At July 31, 2007 and 2006, there was $70.0 million available for use. There was $34.1 million and no balance outstanding under these facilities at July 31, 2007 and 2006 respectively. The weighted average interest rate on these short-term borrowings outstanding at July 31, 2007 was 5.58 percent.

The Company also has a 100 million euro program for issuing treasury notes for raising short, medium and long-term financing for its European operations. There was 22.7 million euro, or $31.1 million, outstanding at July 31, 2007 and 35.3 million euro, or $45.0 million, outstanding as of July 31, 2006. The weighted average interest rate on these short-term issuances at July 31, 2007 and 2006 was 4.27 percent and 3.13 percent, respectively. Additionally, the Company’s European operations have lines of credit in the amount of 100.1 million euro. As of July 31, 2007, there was 26.0 million euro, or $35.6 million, outstanding. As of July 31, 2006 there was 20.1 million euro, or $25.6 million outstanding. The weighted average interest rate of these short-term borrowings outstanding at July 31, 2007 and 2006 was 5.52 and 3.38 percent, respectively.

Other international subsidiaries may borrow under various credit facilities. As of July 31, 2007 and 2006, borrowings under these facilities were $2.4 million and $2.6 million, respectively. The weighted average interest rate on these international borrowings outstanding at July 31, 2007 and 2006 was 3.90 percent and 7.92 percent, respectively.

As discussed further in Note K, at July 31, 2007 and 2006, the Company had outstanding standby letters of credit totaling $16.5 million and $18.7 million, respectively, upon which no amounts had been drawn. The letters of credit guarantee payment to third parties in the event the Company is in breach of specified bond financing agreement and insurance contract terms as detailed in each letter of credit.

NOTE D
Long-Term Debt

Long-term debt consists of the following:

	2007	2006

	(thousands of dollars)
6.31% Unsecured senior notes, interest payable semi-annually, principal payment of $27.4 million due July 15, 2008	27,377	27,771
6.39% Unsecured senior notes due August 15, 2010, interest payable semi-annually, principal payments of $5.0 million, to be paid annually commencing August 16, 2006	19,876	24,775
4.85% Unsecured senior notes, interest payable semi-annually, principal amount of $30.0 million due December 17, 2011	30,000	30,000
5.48% Unsecured senior notes, interest payable semi-annually, principal payment of $50.0 million due June 1, 2017	50,000	—
1.418% Guaranteed senior notes, interest payable semi-annually, principal amount of 1.2 billion yen due January 31, 2012	10,120	10,468
2.019% Guaranteed senior note, interest payable semi-annually, principal amount of 1.65 billion yen due May 18, 2014	13,915	—
Variable Rate Commercial Property Loan, to a maximum of 37 million rand, final installment due September 2016, interest payable monthly, and an interest rate of 11.25% as of July 31, 2007	2,052	4,082
Variable Rate Industrial Development Revenue Bonds (“Lower Floaters”) due September 1, 2024, principal amount of $7.755 million, interest payable monthly, and an interest rate of 3.59% as of July 31, 2007	7,755	7,755
Capitalized lease obligations and other, with various maturity dates and Interest rates	1,576	2,185

Total	162,671	107,036
Less current maturities	33,667	6,541

Total long-term debt	$129,004	$100,495

Annual maturities of long-term debt are $33.7 million in 2008, $6.9 million in 2009, $5.1 million in 2010, $5.1 million in 2011, $40.2 million in 2012 and $71.8 million thereafter. The Company estimates that the carrying value of long-term debt approximates its fair market value.

On May 18, 2007, the Company issued a 1.65 billion yen, or approximately $13.9 million as of July 31, 2007, guaranteed note that matures on May 18, 2014. The debt was issued at face value and bears interest payable semi-annually at a rate of 2.019 percent.

On June 1, 2007, the Company issued $100 million of senior unsecured notes. The first $50 million was funded on June 1, 2007, and the remaining two $25 million tranches will be funded on September 28, 2007 and November 30, 2007. The three tranches are due on June 1, 2017, September 28, 2017, and November 30, 2017, respectively. The debt was issued at face value and bears interest payable semi-annually at a rate of 5.48 percent. The proceeds from the notes will be used to refinance existing debt or for general corporate purposes.

Certain note agreements contain debt covenants related to working capital levels and limitations on indebtedness. As of July 31, 2007, the Company was in compliance with all such covenants.

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

The Company is exposed to changes in the fair value of its fixed-rate debt resulting from interest rate fluctuations. To hedge this exposure, the Company has from time to time entered into fixed to variable interest rate swaps that were accounted for as fair value hedges. The fair value of these swaps was recorded net of the underlying outstanding debt. Changes in the payment of interest resulting from the interest rate swaps are recorded as an offset to interest expense. Effectiveness is assessed based on changes in the fair value of the underlying debt using incremental borrowing rates currently available on loans with similar terms and maturities. The Company did not have any interest rate swaps outstanding as of July 31, 2007.

The Company enters into forward exchange contracts of generally less than one year to hedge forecasted transactions amongst the subsidiaries, and to reduce potential exposure related to fluctuations in foreign exchange rates for existing recognized assets and liabilities and also for anticipated intercompany transactions such as purchases, sales and dividend payments denominated in local currencies. Forward exchange contracts are designated as cash flow hedges as they are designed to hedge the variability of cash flows associated with the underlying existing recognized or anticipated transactions. Changes in the value of derivatives designated as cash flow hedges are recorded in other comprehensive income in shareholders’ equity until earnings are affected by the variability of the underlying cash flows. At that time, the applicable amount of gain or loss from the derivative instrument that is deferred in shareholders’ equity is reclassified to earnings and is included in other income or expense. For foreign currency forward contracts used as cash flow hedges, effectiveness is measured using spot rates to value both the hedge contract and the hedged item. The excluded forward points as well as any ineffective portions of hedges are recorded in earnings through the same line as the underlying transaction. During fiscal year 2007, $0.2 million of losses were recorded due to the exclusion of forward points from the assessment of hedge effectiveness.

Net unrealized losses of $0.2 million and $0.3 million from cash flow hedges were recorded in accumulated other comprehensive income as of July 31, 2007 and 2006, respectively. These unrealized losses and gains are reclassified, as appropriate, as earnings are affected by the variability of the underlying cash flows during the term of the hedges. For fiscal year 2007, $0.3 million of net deferred gains were reclassified from accumulated other comprehensive income to other income.

Fair Value of Financial Instruments    At July 31, 2007 and 2006, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, long-term debt and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximated carrying values because of the short-term nature of these instruments. Derivative contracts are reported at their fair values based on third-party quotes. As of July 31, 2007, the estimated fair value of long-term debt with fixed interest rates was $154.4 million compared to its carrying value of $156.0 million. The fair value is estimated by discounting the projected cash flows using the rate that similar amounts of debt could currently be borrowed.

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

Net periodic pension costs for the Company’s pension plans include the following components:

	2007	2006	2005

	(thousands of dollars)
Net periodic cost:
Service cost	$15,067	$14,851	$13,369
Interest cost	17,014	14,577	14,404
Expected return on assets	(24,955)	(20,060)	(18,235)
Transition amount amortization	523	551	1,223
Prior service cost amortization	314	208	214
Actuarial loss amortization	1,408	1,898	455
Curtailment loss	408	1,296	—
Settlement (gain)/loss	(2,357)	(356)	409

Net periodic benefit cost	$7,422	$12,965	$11,839

In anticipation of Japanese defined benefit plan law changes, the Company terminated the defined benefit plan offered to its employees in Japan on December 31, 2006 which resulted in a net settlement gain of $1.9 million in the second quarter of fiscal 2007. This plan was replaced with a defined contribution plan as of January 1, 2007. The Company incurred the cost of initial contributions to the defined contribution plan as well as other costs of converting participants to the new defined contribution plan resulting in a net pretax gain for the net settlement and transition to the defined contribution plan of approximately $0.6 million during the second quarter of fiscal 2007.

Effective July 31, 2007, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in accumulated other comprehensive income in the year in which the adoption occurs and in other comprehensive income in the following years. SFAS 158’s provisions regarding the change in the measurement date of postretirement benefits plans will require us to change our measurement date from April 30 to July 31 beginning with fiscal year 2009.

The adoption of FAS 158 on July 31, 2007, resulted in incremental adjustments to the following individual line items in the Consolidated Balance Sheet:

	At July 31, 2007

(thousands of dollars)	Prior to Adopting SFAS 158	Effect of Adopting SFAS 158	As Reported at July 31, 2007

Other assets	122,068	(12,036)	110,032
Deferred income taxes	42,426	(4,802)	37,624
Other long-term liabilities	65,750	2,997	68,747
Accumulated other comprehensive income (loss)	80,239	(10,231)	70,008

The obligations and funded status of the Company’s pension plans as of 2007 and 2006, is as follows:

	2007	2006

	(thousands of dollars)
Change in benefit obligation:
Benefit obligation, beginning of year	$299,001	$285,152
Service cost	15,067	14,851
Interest cost	17,014	14,577
Participant contributions	1,311	1,220
Plan amendments	2,194	1,508
Actuarial (gain) loss	1,157	(5,720)
Currency exchange rates	6,146	3,787
Curtailment	(1,147)	—
Settlement	(11,080)	(956)
Benefits paid	(17,149)	(15,418)

Benefit obligation, end of year	$312,514	$299,001

Change in plan assets:
Fair value of plan assets, beginning of year	$317,751	$254,670
Actual return on plan assets	36,693	50,941
Company contributions	41,956	23,973
Participant contributions	1,311	1,220
Currency exchange rates	5,595	2,733
Settlement	(8,696)	(368)
Benefits paid	(17,149)	(15,418)

Fair value of plan assets, end of year	$377,461	$317,751

Funded status:
Over (under) funded status at April 30, 2007	$64,947	$18,750
Fourth quarter contributions	639	17,311

Over (under) funded status after fourth quarter contributions	$65,586	$36,061

The net overfunded status of $65.6 million at July 31, 2007 is recognized in the accompanying Consolidated Balance Sheet as $81.0 million within Other assets for our over funded plans and $15.4 million within Other long-term liabilities for our underfunded plans. Included in Accumulated other comprehensive income at July 31, 2007 are the following amounts that have not yet been recognized in net periodic pension expense: unrecognized actuarial losses of $7.3 million, unrecognized prior service cost of $5.5 million, and unrecognized transition obligations of $3.7 million. The actuarial gain, prior service cost, and unrecognized transition obligation included in accumulated other comprehensive income and expected to be recognized in net periodic pension expense during fiscal 2008 is $0.1 million, $0.4 million, and $0.1 million, respectively. Prior to the adoption of FAS 158, the additional minimum and liability and balance in accumulated other comprehensive income was $1.5 million at July 31, 2007. The increase in accumulated other comprehensive income due to the adoption of FAS 158 was $15.0 million. The accumulated benefit obligation for all defined benefit pension plans was $270.2 million and $261.1 million at April 30, 2007 and 2006, respectively.

The reconciliation of funded status as of July 31, 2006 is as follows (thousands of dollars):

Over (under) funded status	$36,061
Unrecognized actuarial loss	18,715
Unrecognized prior service cost	4,333
Unrecognized net transition obligation	4,796

Net amount recognized in Consolidated Balance Sheet	$63,905

The amounts recognized in the Consolidated Balance Sheet as of July 31, 2006 are as follows (thousands of dollars):

Prepaid benefit cost	$81,939
Accrued benefit liability	(18,034)
Additional minimum liability	(2,815)
Intangible asset	812
Accumulated other comprehensive income	2,003

Net amount recognized in Consolidated Balance Sheet	$63,905

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $15.7 million, $13.7 million and $0.6 million, respectively, as of April 30, 2007 and $45.5 million, $35.7 million and $14.6 million, respectively, as of April 30, 2006.

For the years ended July 31, 2007 and 2006, the U.S. pension plans represented approximately 77 percent and 82 percent, respectively, of the Company’s total plan assets, and approximately 72 percent and 71 percent, respectively, of the Company’s total projected benefit obligation. Considering the significance of the U.S. pension plans in comparison with the Company’s total pension plans, the Company will present and discuss some of the critical pension assumptions related to the U.S. pension plans and the non-U.S. pension plans, separately.

The weighted-average discount rates and rates of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation are as follows:

Weighted average actuarial assumptions	2007	2006

All U.S. plans:
Discount rate	6.00%	6.25%
Rate of compensation increase	5.00%	5.00%
Non-U.S. plans:
Discount rate	5.23%	4.64%
Rate of compensation increase	4.01%	3.62%

The weighted-average discount rates, expected returns on plan assets and rates of increase in future compensation levels used to determine the net periodic benefit cost are as follows:

Weighted average actuarial assumptions	2007	2006	2005

All U.S. plans:
Discount rate	6.25%	5.50%	6.25%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%	5.00%
Non-U.S. plans:
Discount rate	4.64%	4.43%	4.73%
Expected return on plan assets	6.60%	6.08%	6.71%
Rate of compensation increase	3.62%	3.29%	3.43%

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

Plan Assets    The Company’s pension plan weighted-average asset allocations by asset category are as follows:

	Plan Assets at

Asset Category	2007	2006

All U.S. plans:
Equity securities	60%	62%
Alternative investments	33%	31%
Fixed income	7%	7%

Total U.S. plans	100%	100%

Non U.S. plans:
Equity securities	67%	64%
Debt securities	33%	33%
Cash and other	—	3%

Total Non U.S. plans	100%	100%

Investment Policies and Strategies.    For the Company’s U.S. plans, the Company uses a total return investment approach to achieve a long-term return on plan assets with a prudent level of risk for the purpose of meeting its retirement income commitments to employees. The plan’s investments are diversified to assist in managing risk. The Company amended its target asset allocation strategy during fiscal 2007 after its April 30 measurement date. Prior to amending the target asset allocations, the Company’s guidelines called for an asset allocation of 55 percent equity securities, 30 percent alternative investments (funds of hedge funds), 10 percent fixed income, and 5 percent private equity. Within equity securities, the Company targeted an allocation of 25 percent small cap, 15 percent large cap, and 15 percent international. For fiscal year 2008, the Company’s asset allocation guidelines will target an allocation of 45 percent equity securities, 30 percent alternative investments (fund of hedge funds), 10 percent real assets (investments into funds containing commodities and real estate), 10 percent fixed income and 5 percent private equity. Within equity securities, the Company will target an allocation of 15 percent international, 15 percent equity long / short, 10 percent small cap, and 5 percent large cap. Subsequent to the April 30, 2007 measurement date, the assets of the plans were reallocated to conform to the new asset guidelines established by the Company.  These target allocation guidelines are determined in consultation with the Company’s investment consultant and through the use of modeling the risk/return trade-offs among asset classes utilizing assumptions about expected annual return, expected volatility/standard deviation of returns and expected correlations with other asset classes. Investment policy and performance is measured and monitored on an ongoing basis by the Company’s investment committee through its use of an investment consultant and through quarterly investment portfolio reviews.

For the Company’s non-U.S. plans, the general investment objectives are to maintain a suitably diversified portfolio of secure assets of appropriate liquidity which will generate income and capital growth to meet, together with any new contributions from members and the Company, the cost of current and future benefits.

Estimated Contributions and Future Payments    As a result of its current over funded status, the Company does not have a minimum required contribution under the Pension Benefit Guarantee Corporation requirements for its U.S. pension plans for fiscal 2008. There is no intention to make a U.S. pension contribution. For its non-U.S. pension plans, the Company estimates that it will contribute approximately $4.0 million in fiscal 2008 based upon the local government prescribed funding requirements.

Estimated future benefit payments for the Company’s U.S. and non-U.S. plans are as follows (thousands of dollars):

Fiscal year 2008	$15,708
Fiscal year 2009	$16,706
Fiscal year 2010	$18,894
Fiscal year 2011	$17,359
Fiscal year 2012	$22,554
Fiscal years 2013-2017	$113,186

Postemployment and Postretirement Benefit Plans    The Company provides certain postemployment and postretirement health care benefits for certain U.S. employees for a limited time after termination of employment. The Company has recorded a liability for its postretirement benefit plan in the amount of $3.2 million and $3.6 million as of July 31, 2007 and July 31, 2006, respectively. The annual cost resulting from these benefits is not material. For measurement purposes, an 8 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2007. We have assumed that the long-term rate of increase will decrease gradually to an ultimate annual rate of 5 percent. A one-percentage point increase in the health care cost trend rate would increase the fiscal 2007 and 2006 costs by $0.5 million.

401(k) Savings Plan    The Company provides a contributory employee savings plan to U.S. employees that permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. Employee contributions of up to 25 percent of compensation are matched at a rate equaling 100 percent of the first 3 percent contributed and 50 percent of the next 2 percent contributed. The Company’s contributions under this plan are based on the level of employee contributions as well as a discretionary contribution based on performance of the Company. Total contribution expense for these plans was $8.1 million, $6.4 million and $5.8 million for the years ended July 31, 2007, 2006 and 2005, respectively.

Employee Stock Ownership Plan    The Company maintains an Employee Stock Ownership Plan (“ESOP”) for eligible employees. As of July 31, 2007, all shares of the plan have been allocated to participants. The ESOP’s only assets are Company common stock. Total ESOP shares are considered to be shares outstanding for earnings per share calculations.

Deferred Compensation and Other Benefit Plans    The Company provides various deferred compensation and other benefit plans to certain executives. The deferred compensation plan allows these employees to defer the receipt of all or a portion of their salary, bonus and other stock related compensation to future periods. Other benefit plans are provided to supplement the benefits for a select group of highly compensated individuals which are reduced because of compensation limitations set by the Internal Revenue Code. The Company has recorded a liability in the amount of $10.7 million as of both years ended July 31, 2007 and July 31, 2006, respectively, related primarily to its deferred compensation plans.

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

Treasury Stock    The Company believes that the share repurchase program is a way of providing return to its shareholders. The Board of Directors authorized the repurchase, at the Company’s discretion, of 8.0 million shares of common stock under the stock repurchase plan dated March 31, 2006. As of July 31, 2007, the Company had remaining authorization to repurchase 4.0 million shares under this plan. Following is a summary of treasury stock share activity for fiscal 2007 and 2006:

	2007	2006

Balance at beginning of year	8,102,921	5,583,393
Stock repurchases	2,184,000	3,783,000
Net issuance upon exercise of stock options	(619,514)	(399,612)
Issuance under compensation plans	(152,847)	(851,331)
Other activity	(14,188)	(12,529)

Balance at end of year	9,500,372	8,102,921

NOTE H
Stock Option Plans

Employee Incentive Plans    In November 2001, shareholders approved the 2001 Master Stock Incentive Plan (the “Plan”) that replaced the 1991 Plan that expired on December 31, 2001 and provided for similar awards. The Plan extends through December 2011 and allows for the granting of nonqualified stock options, incentive stock options, restricted stock, stock appreciation rights (“SAR”), dividend equivalents, dollar-denominated awards and other stock-based awards. Options under the Plan are granted to key employees at or above market price at the date of grant. Options are exercisable for up to 10 years from the date of grant. The Plan also allows for the granting of performance awards to a limited number of key executives. As administered by the Human Resources Committee of the Company’s Board of Directors, these performance awards are payable in common stock and are based on a formula which measures performance of the Company over a three-year period. Performance award expense under these plans totaled $2.7 million, $5.2 million and $5.3 million in 2007, 2006 and 2005, respectively.

Stock options issued from fiscal 1997 to fiscal 2007 become exercisable for non-executives in equal increments over three years. Stock options issued from fiscal 1999 to fiscal 2007 become exercisable for most executives immediately upon the date of grant. Stock options issued during fiscal 1997 and 1998 became exercisable for executives in equal increments over three years. Certain other stock options issued to executives during fiscal 2004, 2006 and 2007 become exercisable in equal increments over three years.

Effective June 27, 2005, the Board of Directors of the Company authorized the acceleration of vesting of certain unvested and “out-of-the-money” stock options outstanding under the Plan. The accelerated options were granted in fiscal 2004 and fiscal 2005 with a three-year vesting period and had exercise prices per share ranging from $30.38 to $30.69. Options for the purchase of 511,242 shares of the common stock of the Company became exercisable immediately as a result of this action. No options held by any director or named executive officer were included in the acceleration action. As a result, the amount of pre-tax compensation expense amortized during fiscal 2007 was reduced by approximately $1.2 million from what it would have otherwise been. For fiscal 2007, the Company recorded pretax compensation expense associated with stock options of $3.4 million and recorded $1.3 million of related tax benefit.

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

	2007	2006	2005

Risk-free interest rate	4.4 - 4.9%	4.3 - 5.0%	3.74%
Expected volatility	18.3 - 23.6%	20.2 - 27.2%	24.4%
Expected dividend yield	1.0%	1.0%	0.8%
Expected life
Director original grants without reloads	7 years	7 years	—
Director original grants with reloads	—	—	3 years
Non-officer original grants	6 years	6 years	6 years
Officer original grants with reloads	3 years	3 years	3 years
Reload grants	<1 year	—	7 years
Officer original grants without reloads	6 years	6 years	6 years
Officer original grants with reloads and vesting	5 years	3 years	—

Reload grants are grants made to officers who exercised a reloadable option during the fiscal year and made payment of the purchase price using shares of previously owned Company stock. The reload grant is for the number of shares equal to the shares used in payment of the purchase price and/or withheld for minimum tax withholding.

Black-Scholes is a widely accepted stock option pricing model; however, the ultimate value of stock options granted will be determined by the actual lives of options granted and the actual future price levels of the Company’s common stock. The weighted average fair value for options granted during fiscal 2007, 2006 and 2005 is $7.89, $9.36 and $8.08 per share, respectively using the Black-Scholes pricing model.

The following table summarizes stock option activity:

	Options Outstanding	Weighted Average Exercise Price

Outstanding at July 31, 2006	6,281,304	$21.09
Granted	553,100	35.42
Exercised	(965,764)	15.38
Canceled	(124,365)	36.88

Outstanding at July 31, 2007	5,744,275	23.09

The total intrinsic value of options exercised during fiscal 2007, 2006 and 2005 was $20.6 million, $11.2 million, and $38.7 million, respectively.

Shares reserved at July 31, 2007 for outstanding options and future grants were 10,536,674. Shares reserved consist of shares available for grant plus all outstanding options. An amount is added to shares reserved each year based on shares outstanding adjusted for certain items as detailed in the Plan. The aggregate number of shares of common stock that may be issued under all awards under the Plan in any calendar year may not exceed 1.5 percent of the sum of the Company’s outstanding shares of common stock, the outstanding share equivalents, as determined by the Company in the calculation of earnings per share on a fully diluted basis, and shares held in treasury of the Company as reported for the Company’s most recent fiscal year that ends during such calendar year.

The following table summarizes information concerning outstanding and exercisable options as of July 31, 2007:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$5 to $15	1,434,692	2.28	$11.58	1,434,692	$11.58
$15 to $25	1,473,867	4.75	18.23	1,473,867	18.23
$25 and above	2,835,716	6.41	31.44	2,473,700	31.06

	5,744,275	4.95	23.09	5,382,259	22.35

At July 31, 2007, the aggregate intrinsic value of shares outstanding and exercisable was $76.9 million and $76.0 million, respectively.

The following table summarizes the status of options which contain vesting provisions:

	Options	Weighted Average Grant Date Fair Value

Non-vested at July 31, 2006	216,163	$9.26
Granted	234,000	9.91
Vested	(77,882)	9.07
Canceled	(10,265)	9.60

Non-vested at July 31, 2007	362,016	9.71

The total fair value of shares vested during fiscal 2007, 2006 and 2005 was $2.8 million, $5.9 million and $33.2 million, respectively.

As of July 31, 2007, there was $2.2 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. This unvested cost is expected to be recognized during fiscal 2008, fiscal 2009 and fiscal 2010.

NOTE I
Income Taxes

The components of earnings before income taxes are as follows:

	2007	2006	2005

	(thousands of dollars)
Earnings before income taxes:
United States	$88,157	$75,658	$59,973
Foreign	116,704	113,509	94,760

Total	$204,861	$189,167	$154,733

The components of the provision for income taxes are as follows:

	2007	2006	2005

	(thousands of dollars)
Income taxes:
Current:
Federal	$27,657	$21,583	$18,451
State	2,975	448	508
Foreign	28,140	27,961	22,263

	58,772	49,992	41,222

Deferred:
Federal	(4,495)	4,860	2,026
State	(257)	278	310
Foreign	124	1,730	621

	(4,628)	6,868	2,957

Total	$54,144	$56,860	$44,179

The following table reconciles the U.S. statutory income tax rate with the effective income tax rate:

	2007	2006	2005

Statutory U.S. federal rate	35.0%	35.0%	35.0%
State income taxes	0.8	0.2	0.2
Foreign taxes at lower rates	(6.0)	(5.1)	(6.5)
Export, manufacturing and research credits	(1.3)	(1.4)	(1.5)
Tax on repatriation of earnings	(1.1)	1.9	2.6
Other	(1.0)	(0.5)	(1.2)

	26.4%	30.1%	28.6%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	2007	2006

	(thousands of dollars)
Deferred tax assets:
Accrued expenses	$8,613	$7,927
Tax credit and NOL carryforwards	2,288	2,554
LIFO and inventory reserves	5,286	4,327
Other	2,664	2,109

Deferred tax assets	18,851	16,917
Valuation allowance	(1,245)	(1,360)

Net deferred tax assets	17,606	15,557

Deferred tax liabilities:
Depreciation and amortization	(27,338)	(29,313)
Compensation and retirement plans	(3,831)	(8,963)
Other	(1,470)	(764)

Deferred tax liabilities	(32,639)	(39,040)

Net deferred tax liability	$(15,033)	$(23,483)

The Company repatriated $160.0 million of its accumulated foreign earnings in fiscal 2006 under the favorable provisions of the American Jobs Creation Act of 2004. Total U.S. income taxes of $3.6 million and $4.0 have been provided on these repatriations in 2006 and 2005, respectively. U.S. income taxes have not been provided on additional undistributed earnings of non-U.S. subsidiaries of approximately $339.5 million. The Company currently plans to permanently reinvest these undistributed earnings. If any portion were to be distributed, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings plus any available foreign tax credit carryovers. Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable.

The decrease in the tax rate from 2006 primarily reflects the lack of the unfavorable tax effect of the special repatriation of foreign earnings that occurred in 2006 and favorable effect of certain 2007 discrete events. The underlying rate continues to reflect the significant contribution from the Company’s international operations, the majority of which have statutory tax rates below those of the U.S. primarily as a result of incentive tax rates the Company has obtained. However, a higher percentage of the Company’s 2007 earnings were made in the U.S., or other countries with higher than average tax rates, causing the underlying mix of statutory rates to increase. Additionally, the Company recognized a higher U.S. state income tax expense due both to the stronger U.S. earnings and fewer state exclusions and credits. More than offsetting these increases were the following discrete items that occurred during 2007. The U.S based tax incentives for the year were favorably affected by the retroactive re-instatement of the Research and Experimentation Credit and an additional claim for prior years’ credits totaling $1.4 million. Repatriation of foreign earnings during 2007 had a net favorable effect on foreign tax credits of $2.2 million. In addition, there were adjustments to prior years which reduced tax expense totaling $6.3 million from settlements of foreign and state audits, favorable rulings on some foreign tax credit issues and release of reserves due to the expiration of statutes of limitation.

While non-US operations have been profitable overall, the Company has cumulative pre-tax loss carryforwards of $7.9 million, which are carried as net operating losses in certain international subsidiaries. Approximately $2.0 million of these losses are attributable to pre-acquisition carryforwards. If fully realized, the unexpired net operating losses may be carried forward to offset future local income tax payments, at current rates of tax, of $2.3 million. Approximately 5 percent of these net operating losses expire within the next three years, while the majority of the remaining net operating loss carryforwards have no statutory expiration under current local laws. However, as it is more likely than not that certain of these losses will not be realized, a valuation allowance of $1.2 million exists as of July 31, 2007.

In accordance with SFAS No. 123R, Share Based Payment – Revised 2004, SFAS No. 109, Accounting for Income Taxes and EITF Topic D-32, Intra-period Tax Allocation of the Effect of Pretax Income from Continuing Operations, the Company has elected to use the “with-and-without” intra-period tax allocation rules. Under these rules, the windfall tax benefit is calculated based on the incremental tax benefit received from deductions related to stock-based compensation.

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

Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, interest income and expense, non-operating income and expense, and expenses not allocated to the business segments in the same period. During the first quarter of 2006, the Company adjusted its basis of measurement for earnings before income taxes such that certain expenses, such as amortization of intangibles, which were previously considered to be Corporate and Unallocated, are now included in the Engine and Industrial Products segment results. The impact of the change in the basis of measurement resulted in approximately $16.0 million of Corporate and Unallocated expenses being charged to the Engine and Industrial Products segments’ aggregate earnings before income taxes in fiscal 2006 as compared to fiscal 2005. This change resulted in approximately $8.0 million of additional expense to each of the Engine and Industrial Products segments during fiscal 2006 when compared to fiscal 2005. This adjustment to the basis of measurement of segment earnings did not change the business components included in each of the Company’s reportable segments. Assets included in Corporate and Unallocated principally are cash and cash equivalents, inventory reserves, certain prepaids, certain investments, other assets and assets allocated to intercompany transactions.

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

Segment detail is summarized as follows:

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company

	(thousands of dollars)
2007
Net sales	$1,084,262	$834,566	$—	$1,918,828
Depreciation and amortization	23,735	16,512	9,319	49,566
Equity earnings in unconsolidated affiliates	6,128	(225)	—	5,903
Earnings before income taxes	140,762	80,321	(16,222)	204,861
Assets	540,510	510,817	267,690	1,319,017
Equity investments in unconsolidated affiliates	14,968	2,445	—	17,413
Capital expenditures, net of acquired businesses	37,083	25,798	14,559	77,440
2006
Net sales	$991,554	$702,773	$—	$1,694,327
Depreciation and amortization	21,679	15,248	7,773	44,700
Equity earnings in unconsolidated affiliates	4,896	58	—	4,954
Earnings before income taxes	135,994	65,550	(12,377)	189,167
Assets	435,285	444,242	244,540	1,124,067
Equity investments in unconsolidated affiliates	13,539	1,566	—	15,105
Capital expenditures, net of acquired businesses	39,416	27,723	14,133	81,272
2005
Net sales	$923,840	$671,893	$—	$1,595,733
Depreciation and amortization	23,072	16,157	5,055	44,284
Equity earnings in unconsolidated affiliates	3,368	90	—	3,458
Earnings before income taxes	125,454	53,709	(24,430)	154,733
Assets	416,805	436,111	258,857	1,111,773
Equity investments in unconsolidated affiliates	12,898	1,345	—	14,243
Capital expenditures, net of acquired businesses	28,645	20,059	6,275	54,979

Following are net sales by product within the Engine Products segment and Industrial Products segment:

	2007	2006	2005

	(thousands of dollars)
Engine Products segment:
Off-road Products	$352,065	$308,175	$286,230
Truck Products	166,370	184,303	175,048
Aftermarket Products*	565,827	499,076	462,562

Total Engine Products segment	1,084,262	991,554	923,840

Industrial Products segment:
Industrial Filtration Solutions Products	515,022	440,230	424,727
Gas Turbine Products	158,025	121,194	112,872
Special Applications Products	161,519	141,349	134,294

Total Industrial Products segment	834,566	702,773	671,893

Total Company	$1,918,828	$1,694,327	$1,595,733

*Includes replacement part sales to the Company’s original equipment manufacturers.

Geographic sales by origination and property, plant and equipment:

	Net Sales	Property, Plant & Equipment — Net

	(thousands of dollars)
2007
United States	$827,648	$142,511
Europe	615,049	129,564
Asia-Pacific	397,080	61,057
Other	79,051	31,301

Total	$1,918,828	$364,433

2006
United States	$799,487	$134,817
Europe	491,665	104,343
Asia-Pacific	334,824	50,632
Other	68,351	27,572

Total	$1,694,327	$317,364

2005
United States	$750,199	$128,866
Europe	474,084	88,775
Asia-Pacific	311,194	37,299
Other	60,256	20,553

Total	$1,595,733	$275,493

Concentrations    Sales to one Customer accounted for 10 percent of net sales in 2007 and 12 percent of net sales in 2006 and 2005, respectively. There were no Customers over 10 percent of gross accounts receivable in 2007 and 2006.

NOTE K
Commitments and Contingencies

Guarantees    The Company and its partner, Caterpillar, Inc., in an unconsolidated joint venture, Advanced Filtration Systems Inc., guarantee certain debt of the joint venture. As of July 31, 2007, the joint venture had $3.5 million of outstanding debt.

The Company provides for warranties on certain products. In addition, the Company may incur specific Customer warranty issues. Following is a reconciliation of warranty reserves (in thousands of dollars):

Balance at August 1, 2005	$7,841
Accruals for warranties (including changes in estimates)	4,510
Less settlements made during the period	(3,562)

Balance at July 31, 2006	$8,789
Accruals for warranties (including changes in estimates)	7,914
Less settlements made during the period	(8,158)

Balance at July 31, 2007	$8,545

At July 31, 2007 and 2006, the Company had a contingent liability for standby letters of credit totaling $16.5 million and $18.7 million, respectively, which have been issued and are outstanding. The letters of credit guarantee payment to beneficial third parties in the event the Company is in breach of specified contract terms as detailed in each letter of credit. At July 31, 2007 and 2006, there were no amounts drawn upon these letters of credit.

Legal Proceedings    The Company was a defendant in a patent infringement lawsuit filed in November 1998 in the United States District Court for the Northern District of Iowa (Eastern Division) by Engineered Products Co. (“EPC”). The Company increased its reserves for this matter by $6.4 million in 2005 to reflect the ruling of the Federal Circuit relating to an appeal the Company filed on the original jury verdict. The parties subsequently agreed on a settlement amount and the case was concluded on September 30, 2005. The amount reserved in the fourth quarter of 2005 was adequate to cover the settlement reached by EPC and the Company.

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

NOTE L
Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(thousands of dollars, except per share amounts)
2007
Net sales	$446,419	$463,740	$483,988	$524,681
Gross margin	143,866	141,216	149,822	169,960
Net earnings	36,005	31,275	40,147	43,290
Basic earnings per share	.44	.39	.50	.54
Diluted earnings per share	.43	.38	.49	.53
Dividends declared per share	—	.18	—	.19
Dividends paid per share	.09	.09	.09	.09
2006
Net sales	$403,396	$392,915	$429,858	$468,158
Gross margin	131,532	124,782	144,074	156,192
Net earnings	32,198	26,909	37,012	36,188
Basic earnings per share	.38	.32	.45	.44
Diluted earnings per share	.37	.32	.43	.43
Dividends declared per share	.08	.16	—	.17
Dividends paid per share	.08	.08	.08	.08

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with such evaluation during the fiscal quarter ended July 31, 2007, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

See Management’s Report on Internal Control over Financial Reporting under Item 8 on page 23.

Report of Independent Registered Public Accounting Firm

See Report of Independent Registered Public Accounting Firm under Item 8 on page 23.

Item 9B.   OTHER INFORMATION

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the captions “Item 1: Election of Directors”; “Corporate Governance,” “Audit Committee,” “Audit Committee Expertise; Complaint-Handling Procedures,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s proxy statement for the 2007 annual shareholders meeting is incorporated herein by reference. Information on the Executive Officers of the Company is found on page 6 of this Annual Report on Form 10-K.

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

Item 11.    EXECUTIVE COMPENSATION

The information under the captions “Compensation Committee Report” and “Compensation Discussion and Analysis” of the Company’s proxy statement for the 2007 annual shareholders meeting is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the caption “Security Ownership” of the Company’s proxy statement for the 2007 annual shareholders meeting is incorporated herein by reference.

The following table sets forth information as of July 31, 2007, regarding the Company’s equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders
1980 Master Stock Compensation Plan:
Stock Options	—	—	—
Deferred Stock Gain Plan	66,585	$12.6273	—
1991 Master Stock Compensation Plan:
Stock Options	2,580,147	$17.9704	—
Deferred Stock Option Gain Plan	278,066	$23.8502	—
Deferred LTC/Restricted Stock	177,020	$20.8675	—
2001 Master Stock Incentive Plan:
Stock Options	2,681,030	$27.0073	See Note 1
Deferred LTC/Restricted Stock	95,255	$34.0938	See Note 1
Long Term Compensation	203,676	$29.0820	See Note 1

Subtotal for plans approved by security holders:	6,081,779	$22.8734

Equity compensation plans not approved by security holders
Nonqualified Stock Option Program for Non-Employee Directors	483,098	$23.4392	See Note 2
ESOP Restoration	35,852	$11.6868	See Note 3

Subtotal for plans not approved by security holders:	518,950	$22.6273

Total:	6,600,729	$22.8541

Note 1:	Shares authorized for issuance during the 10-year term are limited in each plan year to 1.5% of the Company’s “outstanding shares” (as defined in the 2001 Master Stock Incentive Plan).
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

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the caption “Policy and Procedures Regarding Transactions with Related Persons” of the Company’s proxy statement for the 2007 annual shareholders meeting is incorporated here by reference.

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under “Audit Committee Report” of the Company’s proxy statement for the 2007 annual shareholders meeting is incorporated herein by reference.

PART IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed with this report:

(1)	Financial Statements
Consolidated Statements of Earnings — years ended July 31, 2007, 2006 and 2005
Consolidated Balance Sheets — July 31, 2007 and 2006
Consolidated Statements of Cash Flows — years ended July 31, 2007, 2006 and 2005
Consolidated Statements of Changes in Shareholders’ Equity — years ended July 31, 2007, 2006 and 2005
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

DONALDSON COMPANY, INC.

Date:	September 28, 2007	By:	/s/ William M. Cook
William M. Cook
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 28, 2007.

/s/ William M. Cook William M. Cook	President, Chief Executive Officer and Chairman (principal executive officer)
/s/ Thomas R. VerHage Thomas R. VerHage	Vice President and Chief Financial Officer (principal financial officer)
/s/ James F. Shaw James F. Shaw	Controller (principal accounting officer)
* F. Guillaume Bastiaens	Director
* Janet M. Dolan	Director
* Jack W. Eugster	Director
* John F. Grundhofer	Director
* Michael J. Hoffman	Director
* Paul David Miller	Director
* Jeffrey Noddle	Director
* Willard D. Oberton	Director
* John P. Wiehoff	Director
*By: /s/ Norman C. Linnell Norman C. Linnell As attorney-in-fact

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

DONALDSON COMPANY, INC. AND SUBSIDIARIES
(thousands of dollars)

		Additions

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (A)	Deductions (B)	Balance at End of Period

Year ended July 31, 2007:
Allowance for doubtful accounts deducted from accounts receivable	$8,398	$914	$358	$(2,902)	$6,768
Year ended July 31, 2006:
Allowance for doubtful accounts deducted from accounts receivable	$8,409	$1,981	$(399)	$(1,593)	$8,398
Year ended July 31, 2005:
Allowance for doubtful accounts deducted from accounts receivable	$8,741	$2,832	$93	$(3,257)	$8,409

Note A — Allowance for doubtful accounts foreign currency translation losses (gains) recorded directly to equity.
Note B — Bad debts charged to allowance, net of reserves and changes in estimates.

EXHIBIT INDEX
ANNUAL REPORT ON FORM 10-K

* 3-A	—	Restated Certificate of Incorporation of Registrant as currently in effect (Filed as Exhibit 3-A to Form 10-Q Report for the First Quarter ended October 31, 2004)
* 3-B	—	By-laws of Registrant as currently in effect (Filed as Exhibit 3-B to 2003 Form 10-K Report)
* 3-C	—	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Registrant, dated as of March 3, 2006 (Filed as Exhibit 3-B to Form 10-Q Report filed for the first quarter ended October 31, 2006)
* 4	—	**
* 4-A	—	Preferred Stock Amended and Restated Rights Agreement between Registrant and Wells Fargo Bank, N.A., as Rights Agent, dated as of January 27, 2006 (Filed as Exhibit 4.1 to Form 8-K Report filed February 1, 2006)
*10-A	—	Officer Annual Cash Incentive Plan (Filed as Exhibit 10-A to 2006 Form 10-K Report)***
*10-B	—	Supplementary Retirement Agreement with William A. Hodder (Filed as Exhibit 10-B to 1993 Form 10-K Report)***
*10-C	—	1980 Master Stock Compensation Plan as Amended (Filed as Exhibit 10-C to 1993 Form 10-K Report)***
*10-D	—	Form of Performance Award Agreement under 1991 Master Stock Compensation Plan (Filed as Exhibit 10-D to 1995 Form 10-K Report)***
*10-E	—	ESOP Restoration Plan (2003 Restatement) (Filed as Exhibit 10-E to 2003 Form 10-K Report)***
*10-F	—	Deferred Compensation Plan for Non-employee Directors as amended (Filed as Exhibit 10-F to 1990 Form 10-K Report)***
*10-G	—	Form of “Change in Control” Agreement with key employees as amended (Filed as Exhibit 10-G to Form 10-Q for the Second Quarter ended January 31, 1999)***
*10-H	—	Independent Director Retirement and Benefit Plan as amended (Filed as Exhibit 10-H to 1995 Form 10-K Report)***
*10-I	—	Excess Pension Plan (2003 Restatement) (Filed as Exhibit 10-I to 2003 Form 10-K Report)***
*10-J	—	Supplementary Executive Retirement Plan (2003 Restatement) (Filed as Exhibit 10-J to 2003 Form 10-K Report)***
*10-K	—	1991 Master Stock Compensation Plan as amended (Filed as Exhibit 10-K to 1998 Form 10-K Report)***
*10-L	—	Form of Restricted Stock Award under 1991 Master Stock Compensation Plan (Filed as Exhibit 10-L to 1992 Form 10-K Report)***
*10-M	—	Form of Agreement to Defer Compensation for certain Executive Officers (Filed as Exhibit 10-M to 1993 Form 10-K Report)***
*10-N	—	Stock Option Program for Non-employee Directors (Filed as Exhibit 10-N to 1998 Form 10-K Report)***
*10-O	—	Note Purchase Agreement among Donaldson Company, Inc. and certain listed Insurance Companies dated as of July 15, 1998 (Filed as Exhibit 10-R to 1998 Form 10-K Report)
*10-P	—	First Supplement to Note Purchase Agreement among Donaldson Company, Inc. and certain listed Insurance Companies dated as of August 1, 1998 (Filed as Exhibit 10-S to 1998 Form 10-K Report)

*10-Q	—	Second Supplement and First Amendment to Note Purchase Agreement among Donaldson Company, Inc. and certain listed Insurance Companies dated as of September 30, 2004 (Filed as Exhibit 10-A to Form 10-Q Report for the Second Quarter ended January 31, 2005)
*10-R	—	2001 Master Stock Incentive Plan (Filed as Exhibit 4.1 to Form S-8 (SEC File No. 333-97771))***
*10-S	—	Form of Officer Stock Option Award Agreement under the 2001 Master Stock Incentive Plan (Filed as Exhibit 10-A to Form 10-Q Report for the First Quarter ended October 31, 2004)***
*10-T	—	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the 2001 Master Stock Incentive Plan (Filed as Exhibit 10-B to Form 10-Q Report for the First Quarter ended October 31, 2004)***
*10-U	—	Agreement dated August 29, 2005, by and between Donaldson Company, Inc. and William G. Van Dyke (Filed as Exhibit 99.1 to Form 8-K Report filed August 29, 2005)***
*10-V	—	Restated Compensation Plan for Non-Employee Directors dated July 28, 2006 (Filed as Exhibit 99.1 to Form 8-K Report filed August 4, 2006)***
*10-W	—	Restated Long-Term Compensation Plan dated May 23, 2006 (Filed as Exhibit 99.2 to Form 8-K Report filed August 4, 2006)***
*10-X	—	Qualified Performance-Based Compensation Plan (Filed as Exhibit 10-DD to 2006 Form 10-K Report)***
*10-Y	—	Deferred Compensation and 401(k) Excess Plan (2005 Restatement) (Filed as Exhibit 10-EE to 2006 Form 10-K Report)***
*10-Z	—	Deferred Stock Option Gain Plan (2005 Restatement) (Filed as Exhibit 10-FF to 2006 Form 10-K Report)***
*10-AA	—	Excess Pension Plan (2005 Restatement) (Filed as Exhibit 10-GG to 2006 Form 10-K Report)***
*10-BB	—	Supplemental Executive Retirement Plan (2005 Restatement) (Filed as Exhibit 10-HH to 2006 Form 10-K Report)***
11	—	Computation of net earnings per share (See “Earnings Per Share” in “Summary of Significant Accounting Policies” in Note A in the Notes to Consolidated Financial Statements on page 29)
21	—	Subsidiaries
23	—	Consent of PricewaterhouseCoopers LLP
24	—	Powers of Attorney
31-A	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31-B	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibit has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference as an exhibit.
**	Pursuant to the provisions of Regulation S-K Item 601(b)(4)(iii)(A) copies of instruments defining the rights of holders of certain long-term debts of the Company and its subsidiaries are not filed and in lieu thereof the Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.
***	Denotes compensatory plan or management contract.
Note: Exhibits have been furnished only to the Securities and Exchange Commission. Copies will be furnished to individuals upon request.