Form 10-Q
period 2007-10-31
DONALDSON CO INC
filed 2007-12-05
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2007 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.

Commission File Number 1-7891

DONALDSON COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $5 Par Value – 79,200,220 shares as of October 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended October 31,

	2007	2006

Net sales	$525,576	$446,419
Cost of sales	352,712	302,553

Gross margin	172,864	143,866
Operating expenses	109,084	90,180

Operating income	63,780	53,686
Other (income) expense, net	132	(1,530)
Interest expense	4,183	2,883

Earnings before income taxes	59,465	52,333
Income taxes	16,142	16,328

Net earnings	$43,323	$36,005

Weighted average shares outstanding	79,846,911	81,317,771
Diluted shares outstanding	81,882,599	83,483,381
Basic earnings per share	$0.54	$0.44
Diluted earnings per share	$0.53	$0.43
Dividends paid per share	$0.10	$0.09

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share amounts)
(Unaudited)

	October 31, 2007	July 31, 2007

ASSETS
Current Assets
Cash and cash equivalents	$39,892	$55,237
Accounts receivable, less allowance of $7,359 and $6,768	393,368	357,341
Inventories	215,608	201,221
Prepaids and other current assets	83,169	59,845

Total current assets	732,037	673,644
Property, plant and equipment, at cost	825,163	796,364
Less accumulated depreciation	(450,136)	(431,931)

Property, plant and equipment, net	375,027	364,433
Goodwill	127,661	124,607
Intangible assets	46,277	46,301
Other assets	112,277	110,032

Total Assets	$1,393,279	$1,319,017

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$81,433	$123,114
Current maturities of long-term debt	33,794	33,667
Trade accounts payable	184,412	173,862
Other current liabilities	144,062	128,301

Total current liabilities	443,701	458,944
Long-term debt	149,667	129,004
Deferred income taxes	37,300	37,624
Other long-term liabilities	72,466	68,747

Total Liabilities	703,134	694,319

SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $5 par value, 120,000,000 shares authorized, 88,643,194 issued	443,216	443,216
Retained earnings	429,768	387,257
Stock compensation plans	21,723	20,821
Accumulated other comprehensive income	87,578	70,008
Treasury stock, at cost – 9,345,016 and 9,500,372 shares at October 31, 2007 and July 31, 2007, respectively	(292,140)	(296,604)

Total Shareholders’ Equity	690,145	624,698

Total Liabilities and Shareholders’ Equity	$1,393,279	$1,319,017

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)
(Unaudited)

	Three Months Ended October 31,

	2007	2006

OPERATING ACTIVITIES
Net earnings	$43,323	$36,005
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,059	11,722
Changes in operating assets and liabilities	(32,463)	(28,139)
Tax benefit of equity plans	(4,010)	(3,079)
Stock option expense	303	272
Other, net	623	524

Net cash provided by operating activities	21,835	17,305
INVESTING ACTIVITIES
Net expenditures on property and equipment	(11,479)	(18,014)
Acquisitions, investments and divestitures, net	1,000	(652)

Net cash used in investing activities	(10,479)	(18,666)
FINANCING ACTIVITIES
Purchase of treasury stock	(2,099)	(3,727)
Proceeds from long-term debt	25,139	1,020
Repayments of long-term debt	(5,245)	(5,178)
Change in short-term borrowings	(43,733)	15,534
Dividends paid	(7,917)	(7,250)
Tax benefit of equity plans	4,010	3,079
Exercise of stock options	1,891	2,666

Net cash provided by (used in) financing activities	(27,954)	6,144
Effect of exchange rate changes on cash	1,253	19

Increase (decrease) in cash and cash equivalents	(15,345)	4,802
Cash and cash equivalents – beginning of year	55,237	45,467

Cash and cash equivalents – end of period	$39,892	$50,269

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three months ended October 31, 2007 are not necessarily indicative of the results that may be expected for future periods. The year end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2007.

Note B – Inventories

The components of inventory as of October 31, 2007 and July 31, 2007 are as follows (thousands of dollars):

	October 31, 2007	July 31, 2007

Materials	$95,708	$87,490
Work in process	24,247	19,793
Finished products	95,653	93,938

Total inventories	$215,608	$201,221

Note C – Accounting for Stock-Based Compensation

Under Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment – Revised 2004, stock-based employee compensation cost is recognized using the fair-value based method for all new awards granted after August 1, 2005. Compensation costs for unvested stock options and awards that were outstanding at August 1, 2005, are recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro-forma disclosures under SFAS 123. The Company determined the fair value of its option awards using the Black-Scholes option pricing model. The following assumptions were used to value the options granted during the three months ended October 31, 2007 (all grants during the three months ended October 31, 2007 were reload options): range of 3 months to 14 months expected life; expected volatility of 15.2 percent; risk-free interest rate range of 4.1 percent to 4.2 percent and annual dividend yield of 1.0 percent. The expected life selected for options granted during the period represents the period of time that the options are expected to be outstanding based on historical data of option holder exercise and termination behavior. Expected volatilities are based upon historical volatility of the Company’s stock over a period at least equal to the expected life of each option grant. Option grants are priced at the fair market value of the Company’s stock on the date of grant. The weighted average fair value for options granted during the three months ended October 31, 2007 and 2006 was $1.70 and $1.10, respectively. For the quarters ended October 31, 2007 and 2006, the Company recorded pretax compensation expense associated with stock options of $0.3 million and recorded $0.1 million of related tax benefit.

The following table summarizes stock option activity during the three months ended October 31, 2007:

	Options Outstanding	Weighted Average Exercise Price

Outstanding at July 31, 2007	5,744,275	$23.09
Granted	16,655	$41.17
Exercised	(249,326)	$13.84
Canceled	(3,833)	$34.68

Outstanding at October 31, 2007	5,507,771	$23.56

The total intrinsic value of options exercised during the three months ended October 31, 2007 and 2006 was $6.8 million and $12.6 million, respectively.

The following table summarizes information concerning outstanding and exercisable options as of October 31, 2007:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$5 to $15	1,235,842	2.25	$11.63	1,235,842	$11.63
$15 to $25	1,447,127	4.55	$18.22	1,447,127	$18.22
$25 and above	2,824,802	6.14	$31.51	2,470,619	$31.14

	5,507,771	4.85	$23.56	5,153,588	$22.84

At October 31, 2007, the aggregate intrinsic value of shares outstanding and exercisable was $101.0 million and $98.2 million, respectively.

Note D – Net Earnings Per Share

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and dilutive shares relating to stock options, restricted stock and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods. For the three months ended October 31, 2007 and 2006 there were 16,655 and 11,813 options excluded from the diluted net earnings per share calculation, respectively.

The following table presents information necessary to calculate basic and diluted net earnings per common share (thousands, except per share amounts):

	Three Months Ended October 31,

	2007	2006

Weighted average shares outstanding basic	79,847	81,318
Diluted share equivalents	2,036	2,165

Weighted average shares outstanding – diluted	81,883	83,483

Net earnings for basic and diluted earnings per share computation	$43,323	$36,005
Net earnings per share – basic	$0.54	$0.44
Net earnings per share – diluted	$0.53	$0.43

Note E – Shareholders’ Equity

The Company reports accumulated other comprehensive income as a separate item in the shareholders’ equity section of the balance sheet.

Total comprehensive income and its components are as follows (thousands of dollars):

	Three Months Ended October 31,

	2007	2006

Net earnings	$43,323	$36,005
Foreign currency translation gain	18,284	2,060
Net gain (loss) on hedging derivatives, net of deferred taxes	(793)	301
Reduction in pension liability, net of deferred taxes	79	—

Total comprehensive income	$60,893	$38,366

Total accumulated other comprehensive income and its components at October 31, 2007 and July 31, 2007 are as follows (thousands of dollars):

	October 31, 2007	July 31, 2007

Foreign currency translation adjustment	$99,673	$81,389
Net loss on hedging derivatives, net of deferred taxes	(1,000)	(207)
Pension liability, net of deferred taxes	(11,095)	(11,174)

Total accumulated other comprehensive income	$87,578	$70,008

During the first three months of fiscal 2008, the Company repurchased 0.1 million shares for $2.1 million at an average price of $39.83 per share. As of October 31, 2007 the Company had remaining authorization to repurchase up to 3.9 million shares pursuant to the current authorization.

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

	Engine Products	Industrial Products	Corporate and Unallocated	Total Company

Three Months Ended October 31, 2007:
Net sales	$293,155	$232,421	—	$525,576
Earnings before income taxes	42,389	24,015	(6,939)	59,465
Assets	586,276	559,136	247,867	1,393,279
Three Months Ended October 31, 2006:
Net sales	$263,926	$182,493	—	$446,419
Earnings before income taxes	38,819	16,173	(2,659)	52,333
Assets	472,300	441,729	247,358	1,161,387

Sales to one Customer accounted for 10 percent and 12 percent of net sales for the three months ended October 31, 2007 and 2006, respectively. There were no Customers over 10 percent of gross accounts receivable as of October 31, 2007 and 2006.

Note G – Goodwill and Other Intangible Assets

The Company’s most recent annual impairment test for goodwill was completed during the third quarter of fiscal 2007. The results of this test showed that the fair values of the reporting units to which goodwill is assigned were higher than the book values of the respective reporting units, resulting in no goodwill impairment. The Company has allocated goodwill to its Industrial Products and Engine Products segments. Following is a reconciliation of goodwill for the three months ending October 31, 2007 (thousands of dollars):

	Engine Products	Industrial Products	Total Goodwill

Balance as of August 1, 2007	$17,912	$106,695	$124,607
Foreign exchange translation	458	2,596	3,054

Balance as of October 31, 2007	$18,370	$109,291	$127,661

As of October 31, 2007 and July 31, 2007 other intangible assets were $46.3 million. Amortization of other intangible assets during the first quarter of fiscal 2008 was substantially offset by the impact of foreign currency translation on the outstanding balances.

Note H – Guarantees

The Company and its partner, Caterpillar, Inc., in an unconsolidated joint venture, Advanced Filtration Systems Inc., guarantee certain debt of the joint venture. As of October 31, 2007, the joint venture had $17.5 million of outstanding debt of which the Company guarantees half.

The Company estimates warranty costs using standard quantitative measures based on historical warranty claim experience and evaluation of specific Customer warranty issues. Following is a reconciliation of warranty reserves for the three months ended October 31, 2007 and 2006 (thousands of dollars):

	October 31, 2007	October 31, 2006

Beginning balance	$8,545	$8,798
Accruals for warranties (including changes in estimates)	4,031	2,994
Less settlements made during the period	(318)	(2,716)

Ending balance	$12,258	$9,067

At October 31, 2007, the Company had a contingent liability for standby letters of credit totaling $18.5 million that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of specified bond financing agreement and insurance contract terms as detailed in each letter of credit. At October 31, 2007, there were no amounts drawn upon these letters of credit.

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

Net periodic pension costs for the Company’s pension plans include the following components (thousands of dollars):

	Three Months Ended October 31,

	2007	2006

Service cost	$3,651	$3,778
Interest cost	3,619	3,541
Expected return on assets	(5,899)	(5,123)
Transition amount amortization	37	180
Prior service cost amortization	107	88
Actuarial (gain) loss amortization	(25)	285

Total periodic benefit cost	$1,490	$2,749

The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. For the three months ended October 31, 2007, the Company made $1.0 million in contributions to its pension plans. The Company does not anticipate making any contributions to its U.S. pension plans in the current year and estimates that it will contribute up to an additional $9.0 million to its non-U.S. pension plans during the remainder of fiscal 2008.

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

Note K – Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on August 1, 2007. The new standard defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that in the Company’s judgment is greater than 50 percent likely to be realized. As a result of the implementation of FIN 48, the Company recognized a $0.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the August 1, 2007 balance of retained earnings.

As of the FIN 48 adoption date of August 1, 2007, the total unrecognized tax benefits were $28.2 million, and accrued interest and penalties on these unrecognized tax benefits totaled $4.8 million. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense.

The Company’s uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. The following tax years, in addition to the current year, remain subject to examination, at least for certain issues, by the major tax jurisdictions indicated:

Major Jurisdictions	Open Tax Years
Belgium	2005 through 2007
China	1997 through 2007
France	2003 through 2007
Germany	2004 through 2007
Italy	2003 through 2007
Japan	2006 through 2007
Mexico	2002 through 2007
United Kingdom	2000 through 2007
United States	2004 through 2007

At October 31, 2007 the total unrecognized tax benefits were $28.3 million, and accrued interest and penalties on these unrecognized tax benefits were $5.1 million. If the Company were to prevail on all unrecognized tax benefits recorded, all of the unrecognized tax benefits would benefit the effective tax rate. With an average statute of limitations of about 5 years, up to $4.6 million of the unrecognized tax benefits could potentially expire in the next 12 month period, unless extended by audit.

The effective tax rate for the quarter was 27.1 percent compared to 31.2 percent for the prior year first quarter. The quarter’s provision includes $3.9 million in tax reductions related to the expiration of statutes on unrecognized tax benefits and the reduction in tax liabilities related to enacted foreign tax rate changes in Germany. These items offset the fact that the average underlying tax rate has increased from the prior year. The mix of earnings between entities, a foreign investment tax incentive being fully utilized, and a reduced dividend received deduction all contributed to the average underlying tax rate increase.

Note L – New Accounting Standards

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). The portion of the statement that requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position was adopted in fiscal 2007 with minimal impact. SFAS 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. That provision will require the Company to change its measurement date from April 30 to July 31 beginning with fiscal year 2009.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). This pronouncement prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 was effective for the Company at the start of its 2008 fiscal year, which began on August 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $0.3 million increase in the liability for unrecognized tax benefits.

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

The Company has two reporting segments engaged in the design, manufacture and sale of systems to filter air and liquid and other complementary products. The two segments are Engine Products and Industrial Products. Products in the Engine Products segment consist of air intake systems, exhaust and emissions systems, liquid filtration systems and replacement parts. The Engine Products segment sells to original equipment manufacturers (OEMs) in the construction, mining, agriculture and transportation markets and to independent distributors, OEM dealer networks, private label accounts and large equipment fleets. Products in the Industrial Products segment consist of dust, fume and mist collectors, compressed air purification systems, liquid filters and parts, static and pulse-clean air filter systems for gas turbines, and specialized air filtration systems for diverse applications including computer disk drives. The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines and OEMs and end users requiring highly purified air and liquids.

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report.

Overview

The Company reported record diluted net earnings per share of $0.53 for the first quarter of fiscal 2008, up from $0.43 in the first quarter of the prior year. Net income for the quarter was $43.3 million, up 20.3 percent from $36.0 million in the first quarter of the prior year. The Company reported record sales in the first quarter of fiscal 2008 of $525.6 million, an increase of 17.7 percent from $446.4 million in the first quarter of the prior year.

Overall, although the much publicized NAFTA heavy truck and residential construction end markets are cycling downward, many of the Company’s other end markets, especially many international markets, are strong. Sales in the Engine Products segment increased by 11 percent, driven primarily by 29 and 24 percent increases in Europe and Asia, respectively. Industrial Products segment sales were up 27 percent in the quarter as all three product groups posted strong growth. Overall sales increased 18 percent, 13 percent excluding the impact of exchange rates. Gross margin benefited from improved distribution efficiencies in Europe and a decrease in plant rationalization and start-up costs compared to the prior year quarter. Operating expenses increased over the prior year quarter due to increased investments in people as well as some higher than normal warranty costs related to a specific Gas Turbine project.

Results of Operations

Sales in the United States increased $8.6 million or 4.1 percent for the first quarter of fiscal 2008 compared to the first quarter of the prior year. Total international sales in U.S. dollars increased $70.6 million or 29.6 percent in the first quarter compared to the prior year. In reported U.S. dollars, Europe sales increased $37.5 million or 28.1 percent, Asia sales increased $26.6 million or 30.5 percent, and Mexico sales increased $3.9 million or 41.7 percent for the first quarter of fiscal 2008 as compared to the prior year period. Translated at constant exchange rates, total international sales increased 20.9 percent.

The impact of foreign currency translation during the first quarter of fiscal 2008 increased sales by $20.6 million. This was primarily due to the strengthening of the euro to the U.S. dollar. Worldwide sales for the first quarter of fiscal 2008, excluding the impact of foreign currency translation, increased 13.1 percent from the first quarter of the prior year. The impact of foreign currency translation increased net income by $3.3 million for first three months of fiscal 2008.

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

Following is a reconciliation to the most comparable GAAP financial measure of this non-GAAP financial measure (thousands of dollars):

	Three Months Ended October 31,

	2007	2006

Net sales, excluding foreign currency translation	$504,964	$442,152
Foreign currency translation	20,612	4,267

Net sales	$525,576	$446,419

Net earnings, excluding foreign currency translation	$40,071	$35,221
Foreign currency translation	3,252	784

Net earnings	$43,323	$36,005

Gross margin for the first quarter of fiscal 2008 was 32.9 percent compared to 32.2 percent for the first quarter in the prior year. Although distribution costs continue to be higher than normal as the Company invests in people, processes and technology to enhance distribution capabilities, gross margin benefited from improved distribution efficiencies in Europe and decreased plant rationalization and start-up costs of $0.3 million in the first quarter of 2008 compared to $1.0 million in the first quarter of the prior year. Operating expenses during the first quarter of fiscal 2008 were $109.1 million, or 20.8 percent of sales, compared to $90.2 million, or 20.2 percent of sales, in the prior year period. Operating expenses increased over the prior year quarter due to increased investments in people, particularly sales and technical personnel, to capture the growth opportunities the Company sees over the next few years as well as some higher than normal warranty costs related to a specific Gas Turbine products project.

Other expense for the first quarter of fiscal 2008 totaled $0.1 million, compared to $1.5 million of other income in the first quarter of the prior year. Other expense for the first quarter of fiscal 2008 consisted of income from unconsolidated affiliates of $0.3 million, interest income of $0.4 million, foreign exchange losses of $0.7 million, and other expenses of $0.1 million. For the first quarter of fiscal 2008, interest expense was $4.2 million, up from $2.9 million in the first quarter of the prior year, as debt levels have increased due to the Company’s investments in working capital related to the opening of new distribution centers and the Aerospace Filtration Systems, Inc. acquisition in March of fiscal 2007.

The income tax rate for the three months ended October 31, 2007 and 2006 was 27.1 percent and 31.2 percent, respectively. The quarter’s provision includes $3.9 million in tax reductions related to the expiration of statutes on unrecognized tax benefits and the reduction in tax liabilities related to enacted foreign tax rate changes in Germany. These items offset the fact that the average underlying tax rate has increased from the prior year. The mix of earnings between entities, a foreign investment tax incentive being fully utilized, and a reduced dividend received deduction all contributed to the average underlying tax rate increase.

Operations by Segment

Following is financial information for the Company’s Engine Products and Industrial Products segments. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, interest income and expense and non-operating income and expenses. Segment detail is summarized as follows (thousands of dollars):

	Engine Products	Industrial Products	Corporate and Unallocated	Total Company

Three Months Ended October 31, 2007:
Net sales	$293,155	$232,421	—	$525,576
Earnings before income taxes	42,389	24,015	(6,939)	59,465
Assets	586,276	559,136	247,867	1,393,279
Three Months Ended October 31, 2006:
Net sales	$263,926	$182,493	—	$446,419
Earnings before income taxes	38,819	16,173	(2,659)	52,333
Assets	472,300	441,729	247,358	1,161,387

Following are net sales by product category within the Engine Products and Industrial Products segments (thousands of dollars):

	Three Months Ended October 31,

	2007	2006

Engine Products segment:
Off-road Products	$104,624	$80,010
Transportation Products	30,089	51,155
Aftermarket Products	158,442	132,761

Total Engine Products segment	$293,155	$263,926

Industrial Products segment:
Industrial Filtration Solutions Products	$136,294	$118,527
Gas Turbine Products	48,936	26,049
Special Applications Products	47,191	37,917

Total Industrial Products segment	$232,421	$182,493

Total Company	$525,576	$446,419

Engine Products Segment       For the first quarter of fiscal 2008, worldwide Engine Products sales were a record $293.2 million, an increase of 11.1 percent from $263.9 million in the first quarter of the prior year. Total first quarter Engine Products sales in the United States decreased by 2.2 percent compared to the same period in the prior year and international sales increased by 29.1 percent as discussed below.

Worldwide sales of Off-road Products in the first quarter of fiscal 2008 were $104.6 million, an increase of 30.8 percent from $80.0 million in the first quarter of the prior year. Domestic sales in Off-road Products increased 37.6 percent as strong agriculture equipment sales and strong defense markets more than offset a decrease in the residential construction markets. The percentage increase was impacted by last year’s acquisition of Aerospace Filtration Systems, Inc. which increased sales by $4.4 million in the quarter compared to the prior year period.  International sales were up 23.7 percent from the first quarter of the prior year with increases in Europe of 22.5 percent and increases in Asia of 27.4 percent. The Company’s Off-road Products business continued to be strong globally as production of construction, mining and agricultural equipment by our OEM Customers remained high.

Worldwide sales in Transportation Products in the first quarter of fiscal 2008 were $30.1 million, a decrease of 41.2 percent from $51.2 million in the first quarter of the prior year. International Transportation Products sales increased by 6.8 percent driven by increased sales in Europe of 26.7 percent, partially offset by some small decreases in Asia and Mexico. Sales decreased in the United States by 56.1 percent as a result of the new EPA emissions standards which resulted in lower new truck build rates at our Customers.

Worldwide sales of Aftermarket Products in the first quarter were $158.4 million, an increase of 19.3 percent from $132.8 million in the first quarter of the prior year. Domestic Aftermarket Products sales grew 4.4 percent and international sales were up 37.1 percent from the prior year quarter, driven by sales increases in Europe, Asia and Mexico of 34.3 percent, 34.7 percent and 28.3 percent, respectively. Sales volumes were high in all regions as equipment utilization rates remained strong. In addition, sales continue to benefit from the increasing amount of equipment in the field with Powercore™ filtration systems.

Industrial Products Segment       For the first quarter of fiscal 2008, worldwide sales in the Industrial Products segment were $232.4 million, an increase of 27.4 percent from $182.5 million in the first quarter of the prior year. Total first quarter international Industrial Products sales were up 30.0 percent compared to the same period in the prior year, while sales in the United States increased by 21.5 percent.

Worldwide sales of Industrial Filtration Solutions Products in the quarter were $136.3 million, an increase of 15.0 percent from $118.5 million in the prior year. Domestic sales increased 5.7 percent while international sales increased 20.5 percent over the prior year with sales in Europe, Asia and South Africa showing increases of 20.0 percent, 19.6 percent and 47.4 percent, respectively. International sales growth was driven by continued strong global manufacturing investment and production utilization conditions. The growth in South Africa includes the impact of the recent acquisition of Rawsen Equipment (Pty) Limited.

Worldwide sales of Gas Turbine Products in the first quarter were $48.9 million, an increase of 87.9 percent from sales of $26.0 million in the first quarter of the prior year on high global demand for power generation capacity as well as strength in the oil and gas industry. The Gas Turbine Products sales are typically large systems and as a result the shipments and revenues fluctuate from quarter to quarter.

Worldwide sales of Special Application Products in the quarter were $47.2 million, an increase of 24.5 percent from $37.9 million in the prior year. Domestic Special Application Products sales increased 2.9 percent. International sales in Special Application Products increased 28.2 percent over the prior year, driven by an increase in Asia of 26.8 percent due to strength in economic conditions.

Liquidity and Capital Resources

The Company generated $21.8 million of cash and cash equivalents from operations during the first three months of fiscal 2008. Operating cash flows increased by $4.5 million from the same period in the prior year. Operating cash flows and cash on hand were used to support $11.5 million in capital additions, the repurchase of 0.1 million outstanding shares of the Company’s common stock for $2.1 million, the net repayment of $23.8 million in long- and short-term debt and the payment of $7.9 million in dividends. For additional information regarding share repurchases see Part II Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

At the end of the first quarter, the Company held $39.9 million in cash and cash equivalents, down from $55.2 million at July 31, 2007. Short-term debt totaled $81.4 million, down from $123.1 million at July 31, 2007, primarily due to repayment of short-term debt using proceeds from long-term debt, operating cash flows and cash on hand. The amount of unused lines of credit as of October 31, 2007 was approximately $569.8 million. Long-term debt of $149.7 million at October 31, 2007 increased from $129.0 million at July 31, 2007 and represented 17.8 percent of total long-term capital, defined as long-term debt plus total shareholders’ equity, compared to 17.1 percent at July 31, 2007. The Company does not anticipate making any contributions to its U.S. pension plans and estimates that it will contribute up to an additional $9.0 million to its non-U.S. pension plans during the remainder of fiscal 2008.

The following table summarizes the Company’s contractual obligations as of October 31, 2007 (in thousands):

Contractual Obligations	Payments Due by Period

	Total	Less than 1 year	1 – 3 years	3 – 5 Years	More than 5 years

Long-term debt obligations	$181,863	$32,805	$11,594	$40,404	$97,060
Capital lease obligations	1,598	989	298	145	166
Interest on long-term obligations	59,886	9,823	13,877	11,747	24,439
Operating lease obligations	19,494	8,580	8,749	1,850	315
Purchase obligations(1)	159,829	151,374	8,455	—	—
Pension and deferred compensation(2)	25,747	2,019	3,921	3,189	16,618

Total(3)	$448,417	$205,590	$46,894	$57,335	$138,598

(1)	Purchase obligations consist primarily of inventory, tooling, contract employment services and capital expenditures. The Company’s purchase orders for inventory are based on expected Customer demand, and quantities and dollar volumes are subject to change.
(2)	Pension and deferred compensation consists of long-term pension liabilities and salary and bonus deferrals elected by certain executives under the Company’s deferred compensation plan. Deferred compensation balances earn interest based on a treasury bond rate as defined by the plan and are payable at the election of the participants.
(3)	In addition to the above contractual obligations, the Company may be obligated for additional cash outflows of $28.3 million of unrecognized tax benefits. The payment and timing of any such payments is affected by the ultimate resolution of the tax years that are under audit or remain subject to examination by the relevant taxing authorities.

At October 31, 2007, the Company had a contingent liability for standby letters of credit totaling $18.5 million that have been issued and are outstanding. The letters of credit guarantee payment to beneficial third parties in the event the Company is in breach of specified financing agreement and insurance contract terms as detailed in each letter of credit. At October 31, 2007, there were no amounts drawn upon these letters of credit.

The Company has a five-year, multi-currency revolving facility with a group of banks under which the Company may borrow up to $250 million. As of October 31, 2007, there were no borrowings under these facilities. This facility expires on September 2, 2012.

Certain note agreements contain debt covenants related to working capital levels and limitations on indebtedness. As of October 31, 2007, the Company was in compliance with all debt covenants.

On June 1, 2007, the Company issued $100 million of senior unsecured notes. The first $50 million was funded on June 1, 2007, and the remaining two $25 million tranches were funded on September 28, 2007 and November 30, 2007. The three tranches are due on June 1, 2017, September 28, 2017, and November 30, 2017, respectively. The debt was issued at face value and bears interest payable semi-annually at a rate of 5.48 percent. The proceeds from the notes were used to refinance existing debt and for general corporate purposes.

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

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2007.

Outlook

Overall, the Company expects 7 to 9 percent full year sales growth for the Engine Products segment in fiscal 2008, which includes the impact of the Environmental Protection Agency diesel emission standards that became effective January 1, 2007. The Company expects its NAFTA Transportation sales to decrease $30 to $40 million during the first three quarters before growth returns in the fourth quarter of fiscal 2008. NAFTA residential construction markets are expected to remain weak. Production of new agriculture equipment is expected to remain strong globally. The Company’s Aftermarket sales are expected to continue growing due to strong international equipment utilization rates, while NAFTA equipment utilization rates are expected to moderate. The Company expects to continue benefiting from increasing amounts of equipment in the field with PowerCore™ filtration systems.

The Company expects 11 to 13 percent full year sales growth for its Industrial Products segment. Industrial Filtration Products sales are projected to grow 10 to 15 percent due to continued strong global manufacturing investment and production utilization conditions. Gas Turbine Products sales are expected to increase approximately 15 to 20 percent for the full year. Continued strength is expected from both the international power generation and the oil and gas market segments. Special Applications Products sales are expected to grow approximately 5 to 10 percent for the full year.

The Company expects that continued progress on operating initiatives should deliver a minimum full year operating margin of 11 percent. Operating income is projected to be up 13 to 18 percent. The full year tax rate is expected to be between 29 and 32 percent, although it will vary by quarter.

Forward-Looking Statements and Risk Factors

The Company, through its management, may make forward-looking statements reflecting the Company’s current views with respect to future events and financial performance. These forward-looking statements, which may be in reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended July 31, 2007, which could cause actual results to differ materially from historical results or those anticipated. The words or phrases “will likely result,” “are expected to,” “will continue,” “estimate,” “project,” “believe,” “expect,” “anticipate,” “forecast” and similar expressions are intended to identify forward-looking statements within the meaning of Section 21e of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995 (PSLRA). In particular the Company desires to take advantage of the protections of the PSLRA in connection with the forward-looking statements made in this Quarterly Report on Form 10-Q.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. In addition, the Company wishes to advise readers that the risk factors listed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended July 31, 2007, as well as other factors, could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed. That discussion of factors is not intended to be exhaustive, but rather to highlight important risk factors that impact results. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the reported market risk of the Company since July 31, 2007. See further discussion of these market risks in the Company’s Annual Report on Form 10-K for the year ended July 31, 2007.

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
(b)	Changes in Internal Control over Financial Reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with such evaluation during the fiscal quarter ended October 31, 2007, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

There are inherent risks and uncertainties associated with our global operations that involve manufacturing and sale of products for highly demanding Customer applications throughout the world. These risks and uncertainties could adversely affect our operating performances or financial condition. The “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended July 31, 2007 includes a discussion of these risks and uncertainties. There have been no material changes from the risk factors disclosed in the Company’s Annual Report on form 10-K for the year ended July 31, 2007. Additional risks that the Company currently is unaware of or views as immaterial may also impair the Company’s business or adversely impact its financial results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended October 31, 2007.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

August 1 – August 31, 2007	—	—	—	3,978,000 shares
September 1 – September 30, 2007	18,122	$41.00	2,600	3,975,400 shares
October 1 – October 31, 2007	51,772	$39.86	50,100	3,925,300 shares
Total	69,894	$40.15	52,700	3,925,300 shares

(1)	On March 31, 2006, the Company announced that the Board of Directors authorized the repurchase of up to 8.0 million common shares. This repurchase authorization, which is effective until terminated by the Board of Directors, replaced the existing authority that was authorized on January 17, 2003. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the quarter ended October 31, 2007. However, the table above includes 17,194 previously owned shares tendered by option holders in payment of the exercise price of options. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of exercising stock options or payment of equity-based awards.

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

DONALDSON COMPANY, INC. (Registrant)

Date: December 5, 2007	By:	/s/ William M. Cook
William M. Cook Chairman, President and Chief Executive Officer (duly authorized officer)

Date: December 5, 2007	By:	/s/ Thomas R. VerHage
Thomas R. VerHage Vice President, Chief Financial Officer (principal financial officer)

Date: December 5, 2007	By:	/s/ James F. Shaw
James F. Shaw Controller (principal accounting officer)