Form 10-Q
period 2008-01-31
DONALDSON CO INC
filed 2008-03-07
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2008 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.

Commission File Number 1-7891

DONALDSON COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 West 94th Street
Minneapolis, Minnesota 55431
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (952) 887-3131

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒         Accelerated filer ☐         Non-accelerated filer ☐         Smaller reporting company ☐

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $5 Par Value – 78,270,150 shares as of January 31, 2008.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,

	2008	2007	2008	2007

Net sales	$511,763	$463,740	$1,037,339	$910,159
Cost of sales	348,578	322,524	701,290	625,077

Gross margin	163,185	141,216	336,049	285,082
Operating expenses	112,551	98,334	221,635	188,514

Operating income	50,634	42,882	114,414	96,568
Other income, net	(2,154)	(2,377)	(2,022)	(3,907)
Interest expense	4,133	3,234	8,316	6,117

Earnings before income taxes	48,655	42,025	108,120	94,358
Income taxes	14,585	10,750	30,727	27,078

Net earnings	$34,070	$31,275	$77,393	$67,280

Weighted average shares outstanding	79,739,919	80,778,686	79,793,419	81,048,226
Diluted shares outstanding	81,702,900	82,699,272	81,811,985	83,091,583
Basic earnings per share	$.43	$.39	$.97	$.83
Diluted earnings per share	$.42	$.38	$.95	$.81
Dividends paid per share	$.10	$.09	$.20	$.18

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share amounts)
(Unaudited)

	January 31, 2008	July 31, 2007

ASSETS
Current Assets
Cash and cash equivalents	$49,006	$55,237
Accounts receivable, less allowance of $7,417 and $6,768	365,832	357,341
Inventories	246,203	201,221
Prepaids and other current assets	91,277	59,845

Total current assets	752,318	673,644
Property, plant and equipment, at cost	845,889	796,364
Less accumulated depreciation	(463,572)	(431,931)

Property, plant and equipment, net	382,317	364,433
Goodwill	128,752	124,607
Intangible assets	45,630	46,301
Other assets	118,261	110,032

Total Assets	$1,427,278	$1,319,017

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$104,499	$123,114
Current maturities of long-term debt	33,039	33,667
Trade accounts payable	177,303	173,862
Other current liabilities	146,418	128,301

Total current liabilities	461,259	458,944
Long-term debt	176,910	129,004
Deferred income taxes	36,956	37,624
Other long-term liabilities	74,101	68,747

Total Liabilities	749,226	694,319

SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $5 par value, 120,000,000 shares authorized, 88,643,194 issued	443,216	443,216
Retained earnings	447,768	387,257
Stock compensation plans	22,393	20,821
Accumulated other comprehensive income	96,467	70,008
Treasury stock, at cost – 10,275,586 and 9,500,372 shares at January 31, 2008 and July 31, 2007, respectively	(331,792)	(296,604)

Total Shareholders’ Equity	678,052	624,698

Total Liabilities and Shareholders’ Equity	$1,427,278	$1,319,017

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)
(Unaudited)

	Six Months Ended January 31,

	2008	2007

OPERATING ACTIVITIES
Net earnings	$77,393	$67,280
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	27,967	23,520
Changes in operating assets and liabilities	(53,222)	(67,087)
Tax benefit of equity plans	(5,894)	(4,541)
Stock option expense	3,323	2,789
Other, net	(3,290)	(2,229)

Net cash provided by operating activities	46,277	19,732
INVESTING ACTIVITIES
Net expenditures on property and equipment	(28,345)	(36,140)
Acquisitions, investments and divestitures, net	1,000	(694)

Net cash used in investing activities	(27,345)	(36,834)
FINANCING ACTIVITIES
Purchase of treasury stock	(46,160)	(61,890)
Proceeds from long-term debt	50,127	1,034
Repayments of long-term debt	(5,496)	(5,434)
Change in short-term borrowings	(20,856)	79,302
Dividends paid	(15,838)	(14,521)
Tax benefit of equity plans	5,894	4,541
Exercise of stock options	4,715	3,646

Net cash provided by (used in) financing activities	(27,614)	6,678
Effect of exchange rate changes on cash	2,451	291

Decrease in cash and cash equivalents	(6,231)	(10,133)
Cash and cash equivalents - beginning of year	55,237	45,467

Cash and cash equivalents - end of period	$49,006	$35,334

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Certain amounts in prior periods have been reclassified to conform to the current presentation. The reclassifications had no impact on the Company’s net earnings or shareholders’ equity as previously reported. Operating results for the three and six month periods ended January 31, 2008 are not necessarily indicative of the results that may be expected for future periods. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2007.

Note B – Inventories

The components of inventory as of January 31, 2008 and July 31, 2007 are as follows (thousands of dollars):

	January 31, 2008	July 31, 2007

Materials	$98,529	$87,490
Work in process	26,366	19,793
Finished products	121,308	93,938

Total inventories	$246,203	$201,221

Note C – Accounting for Stock-Based Compensation

Under Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment – Revised 2004, stock-based employee compensation cost is recognized using the fair-value based method for all new awards granted after August 1, 2005. Compensation costs for unvested stock options and awards that were outstanding at August 1, 2005, are recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro-forma disclosures under SFAS 123. The Company determined the fair value of its option awards using the Black-Scholes option pricing model. The following assumptions were used to value the options granted during the six months ended January 31, 2008 (18,403 grants during the six months ended January 31, 2008 were reload options): range of 2 to 8 year expected life; expected volatility range of 15.7 percent to 21.7 percent; risk-free interest rate range of 2.9 percent to 4.0 percent and annual dividend yield of 1.0 percent. The expected life selected for options granted during the period represents the period of time that the options are expected to be outstanding based on historical data of option holder exercise and termination behavior. Expected volatilities are based upon historical volatility of the Company’s stock over a period at least equal to the expected life of each option grant. Option grants are priced at the fair market value of the Company’s stock on the date of grant. The weighted average fair value for options granted during the six months ended January 31, 2008 and 2007 was $10.75 per share and $7.79 per share, respectively. For the three months and six months ended January 31, 2008, the Company recorded pretax compensation expense associated with stock options of $3.0 million and $3.3 million, respectively, and recorded $1.1 million and $1.2 million of related tax benefit, respectively. For the three months and six months ended January 31, 2007, the Company recorded pretax compensation expense associated with stock options of $2.5 million and $2.8 million, respectively, and recorded $0.9 million and $1.0 million of related tax benefit, respectively.

The following table summarizes stock option activity during the six months ended January 31, 2008:

	Options Outstanding	Weighted Average Exercise Price

Outstanding at July 31, 2007	5,744,275	$23.09
Granted	447,703	$42.88
Exercised	(649,033)	$21.40
Canceled	(9,365)	$24.54

Outstanding at January 31, 2008	5,533,580	$24.89

The total intrinsic value of options exercised during the six months ended January 31, 2008 and 2007 was $14.1 million and $15.2 million, respectively.

The following table summarizes information concerning outstanding and exercisable options as of January 31, 2008:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$5 to $15	1,151,192	2.09	$11.67	1,151,192	$11.67
$15 to $25	1,379,193	4.30	$18.02	1,379,193	$18.02
$25 to $35	2,368,173	6.19	$31.13	2,191,111	$30.91
$35 and above	635,022	9.53	$40.48	359,658	$41.26

	5,533,580	5.25	$24.89	5,081,154	$23.79

At January 31, 2008, the aggregate intrinsic value of shares outstanding and exercisable was $102.3 million and $99.5 million, respectively.

As of January 31, 2008, there was $3.7 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. This unvested cost is expected to be recognized during the remainder of fiscal 2008, fiscal 2009, fiscal 2010 and fiscal 2011.

Note D – Net Earnings Per Share

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and dilutive shares relating to stock options, restricted stock and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods. For both the three and six months ended January 31, 2008 there were 228,548 options excluded from the diluted net earnings per share calculation. For both the three months and six months ended January 31, 2007 there were 10,000 options excluded from the diluted net earnings per share calculation.

The following table presents information necessary to calculate basic and diluted net earnings per common share (thousands, except per share amounts):

	Three Months Ended January 31,		Six Months Ended January 31,

	2008	2007	2008	2007

Weighted average shares outstanding basic	79,740	80,779	79,793	81,048
Diluted share equivalents	1,963	1,920	2,019	2,044

Weighted average shares outstanding – diluted	81,703	82,699	81,812	83,092

Net earnings for basic and diluted earnings per share computation	$34,070	$31,275	$77,393	$67,280
Net earnings per share – basic	$.43	$.39	$.97	$.83
Net earnings per share – diluted	$.42	$.38	$.95	$.81

Note E – Shareholders’ Equity

The Company reports accumulated other comprehensive income as a separate item in the shareholders’ equity section of the balance sheet.

Total comprehensive income and its components are as follows (thousands of dollars):

	Three Months Ended January 31,		Six Months Ended January 31,

	2008	2007	2008	2007

Net earnings	$34,070	$31,275	$77,393	$67,280
Foreign currency translation gain	8,208	4,149	26,492	6,209
Net gain (loss) on hedging derivatives, net of deferred taxes	571	188	(222)	489
Reduction in pension liability, net of deferred taxes	110	—	189	—

Total comprehensive income	$42,959	$35,612	$103,852	$73,978

Total accumulated other comprehensive income and its components at January 31, 2008 and July 31, 2007 are as follows (thousands of dollars):

	January 31, 2008	July 31, 2007

Foreign currency translation adjustment	$107,881	$81,389
Net loss on hedging derivatives, net of deferred taxes	(429)	(207)
Pension liability, net of deferred taxes	(10,985)	(11,174)

Total accumulated other comprehensive income	$96,467	$70,008

During the second quarter of fiscal 2008, the Company repurchased 1,151,000 million shares for $46.5 million at an average price of $40.41 per share. The Company repurchased 1,203,700 million shares for $48.6 million at an average price of $40.38 per share during the first six months of fiscal 2008. As of January 31, 2008 the Company had remaining authorization to repurchase up to 2.8 million shares pursuant to the current authorization.

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

	Engine Products	Industrial Products	Corporate and Unallocated	Total Company

Three Months Ended January 31, 2008:
Net sales	$284,341	$227,422	—	$511,763
Earnings before income taxes	29,434	20,417	(1,196)	48,655
Three Months Ended January 31, 2007:
Net sales	$253,338	$210,402	—	$463,740
Earnings before income taxes	27,725	17,161	(2,861)	42,025
Six Months Ended January 31, 2008:
Net sales	$577,496	$459,843	—	$1,037,339
Earnings before income taxes	71,823	44,432	(8,135)	108,120
Assets	596,373	567,794	263,111	1,427,278
Six Months Ended January 31, 2007:
Net sales	$517,264	$392,895	—	$910,159
Earnings before income taxes	66,544	33,334	(5,520)	94,358
Assets	480,386	498,263	199,164	1,177,813

There were no Customers over 10 percent of net sales for the three and six months ended January 31, 2008. Sales to one Customer accounted for 10 percent and 11 percent of net sales for the three and six months ended January 31, 2007, respectively. There were no Customers over 10 percent of gross accounts receivable as of January 31, 2008 and 2007.

Note G – Goodwill and Other Intangible Assets

The Company’s most recent annual impairment test for goodwill was completed during the third quarter of fiscal 2007. The results of this test showed that the fair values of the reporting units to which goodwill is assigned were higher than the book values of the respective reporting units, resulting in no goodwill impairment. The Company has allocated goodwill to its Industrial Products and Engine Products segments. Following is a reconciliation of goodwill for the six months ending January 31, 2008 (thousands of dollars):

	Engine Products	Industrial Products	Total Goodwill

Balance as of August 1, 2007	$17,912	$106,695	$124,607
Foreign exchange translation	680	3,465	4,145

Balance as of January 31, 2008	$18,592	$110,160	$128,752

As of January 31, 2008 other intangible assets were $45.6 million, a $0.7 million decrease from the balance of $46.3 million at July 31, 2007. The decrease in other intangible assets is due to amortization partially offset by foreign currency translation.

Note H – Guarantees

The Company and its partner, Caterpillar, Inc., in an unconsolidated joint venture, Advanced Filtration Systems Inc., guarantee certain debt of the joint venture. As of January 31, 2008, the joint venture had $16.0 million of outstanding debt of which the Company guarantees half.

The Company estimates warranty costs using standard quantitative measures based on historical warranty claim experience and evaluation of specific Customer warranty issues. Following is a reconciliation of warranty reserves for the six months ended January 31, 2008 and 2007 (thousands of dollars):

	January 31, 2008	January 31, 2007

Beginning balance	$8,545	$8,789
Accruals for warranties (including changes in estimates)	4,771	4,469
Less settlements made during the period	(896)	(3,754)

Ending balance	$12,420	$9,504

At January 31, 2008, the Company had a contingent liability for standby letters of credit totaling $18.5 million that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of specified bond financing agreement and insurance contract terms as detailed in each letter of credit. At January 31, 2008, there were no amounts drawn upon these letters of credit.

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

Net periodic pension costs for the Company’s pension plans include the following components (thousands of dollars):

	Three Months Ended January 31,		Six Months Ended January 31,

	2008	2007	2008	2007

Service cost	$3,673	$3,895	$7,324	$7,673
Interest cost	3,635	3,584	7,254	7,125
Expected return on assets	(5,914)	(5,148)	(11,813)	(10,272)
Transition amount amortization	40	278	77	458
Prior service cost amortization	106	88	213	176
Actuarial loss amortization	(23)	286	(48)	572
Settlement and curtailment gain	—	(1,949)	—	(1,949)

Total periodic benefit cost	$1,517	$1,034	$3,007	$3,783

The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. For the six months ended January 31, 2008, the Company made $8.2 million in contributions to its non-U.S. pension plans. The Company has not made and does not anticipate making any contributions to its U.S. pension plans in the current year and estimates that it will contribute up to an additional $1.8 million to its non-U.S. pension plans during the remainder of fiscal 2008.

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

Note K – Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, on August 1, 2007. The new standard defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that in the Company’s judgment is greater than 50 percent likely to be realized. As a result of the implementation of FIN 48, the Company recognized a $0.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the August 1, 2007 balance of retained earnings.

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

The Company’s uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. The following tax years, in addition to the current year, remain subject to examination, at least for certain issues, by the major tax jurisdictions indicated:

Major Jurisdictions	Open Tax Years

Belgium	2005 through 2007
China	1998 through 2007
France	2003 through 2007
Germany	2004 through 2007
Italy	2003 through 2007
Japan	2006 through 2007
Mexico	2002 through 2007
United Kingdom	2000 through 2007
United States	2004 through 2007

At January 31, 2008 the total unrecognized tax benefits were $29.8 million, and accrued interest and penalties on these unrecognized tax benefits were $5.6 million. If the Company were to prevail on all unrecognized tax benefits recorded, all of the unrecognized tax benefits would benefit the effective tax rate. With an average statute of limitations of about 5 years, up to $4.7 million of the unrecognized tax benefits could potentially expire in the next 12 month period, unless extended by audit.

The effective tax rate for the three months and six months ended January 31, 2008 was 30.0 percent and 28.4 percent, respectively. The effective tax rate for the three months and six months ended January 31, 2007 was 25.6 percent and 28.7 percent, respectively. The six months ended January 31, 2008 contains $4.0 million of tax benefits, primarily related to the expiration of statutes on unrecognized tax benefits and the reduction in the beginning of the year deferred tax liabilities related to enacted foreign tax rate changes, nearly all of which occurred in the first quarter. The six months ended January 31, 2007 contained $2.3 million of tax benefits, primarily related to the retroactive benefit from the Research and Experimentation Credit reinstatement and favorable resolution of open tax contingencies, nearly all of which occurred in the second quarter. Disregarding these items, the average underlying tax rate for the year-to-date period has increased from the prior year by about one percent. The mix of earnings between entities, tax rate changes, the expiration of the Research and Experimentation Credit, and a reduced dividend received deduction all contributed to the increase.

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

Note M – Subsequent Event

On February 4, 2008, the Company acquired the assets of LMC West, Inc., a California based manufacturer of dust collectors and industrial filtration systems for agricultural, woodworking, and industrial applications. LMC West, Inc. had annual sales of approximately $10 million in 2007. This addition is expected to enhance the Company’s growth of the Industrial Air Filtration portion of its Industrial Products segment.

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

Overview

The Company reported record diluted net earnings per share of $0.42 for the second quarter of fiscal 2008, up from $0.38 in the second quarter of the prior year. Net income for the quarter was $34.1 million, up 8.9 percent from $31.3 million in the second quarter of the prior year. The Company reported record sales in the second quarter of fiscal 2008 of $511.8 million, an increase of 10.4 percent from $463.7 million in the second quarter of the prior year.

Overall, the Company’s globally-diversified portfolio of filtration businesses provided the foundation to deliver another quarter of growth. Continuing solid sales growth in both the Engine Products and Industrial Products segments drove the 10.4 percent increase in net sales. Strength in the Engine Products and Industrial Products businesses internationally helped offset some of the weaker NAFTA markets.

One of the Company’s major internal initiatives involved the implementation of a new warehouse management system in its main U.S. distribution center in the second quarter. Despite efforts to properly plan and test this implementation, issues arose in order management, shipping, and document processing. This led to inefficiencies and delays in processing Customer orders. The Company anticipates catching up on shipments in the third quarter. However, the Company’s cost base has increased for a period of time due to temporary additions to its workforce, the movement of inventories, and the establishment of third party logistics centers. Despite these issues, the Company’s gross margin improved as it continues to benefit from ongoing cost-reduction efforts and the leverage resulting from the strong production volumes.

For the six month period, the Company reported net sales of $1.037 billion, an increase of 14.0 percent from $910.2 million in the prior year. Net income for the six month period was $77.4 million, up 15.0 percent from $67.3 million in the prior year. The Company reported diluted net earnings per share of $0.95 for the six month period, up 17.3 percent from $0.81 in the prior year.

Results of Operations

Sales in the United States increased $5.6 million or 2.9 percent for the second quarter of fiscal 2008 compared to the second quarter of the prior year. Total international sales in U.S. dollars increased $42.4 million or 15.8 percent in the second quarter compared to the prior year. In U.S. dollars, Europe sales increased $27.3 million or 18.3 percent, Asia sales increased $10.1 million or 9.9 percent, and Mexico sales increased $3.3 million or 35.8 percent for the second quarter of fiscal 2008 as compared to the prior year period. Translated at constant exchange rates, total international sales increased 5.7 percent over the prior year quarter. For the six month period ended January 31, 2008, sales in the United States increased $14.2 million or 3.5 percent from the prior year, and total international sales in U.S. dollars increased $113.0 million or 22.3 percent from the prior year.

The impact of foreign currency translation during the second quarter of fiscal 2008 increased sales by $27.1 million. This was primarily due to the strengthening of the euro to the U.S. dollar. The impact of foreign currency translation on the year-to-date results as of the second quarter of fiscal 2008 increased sales by $47.7 million. Worldwide sales for the second quarter of fiscal 2008, excluding the impact of foreign currency translation, increased 4.5 percent from the second quarter of the prior year. The impact of foreign currency translation increased net income by $3.5 million and $6.8 million for the three and six month periods of fiscal 2008, respectively.

Although net sales excluding foreign currency translation and net earnings excluding foreign currency translation are not measures of financial performance under GAAP, the Company believes they are useful in understanding its financial results. Both measures enable the Company to obtain a clearer understanding of the operating results of its foreign entities without the varying effects that changes in foreign currency exchange rates may have on those results. A shortcoming of these financial measures is that they do not reflect the Company’s actual results under GAAP. Management does not intend these items to be considered in isolation or as a substitute for the related GAAP measures.

Following is a reconciliation to the most comparable GAAP financial measure of this non-GAAP financial measure (thousands of dollars):

	Three Months Ended January 31,		Six Months Ended January 31,

	2008	2007	2008	2007

Net sales, excluding foreign currency translation	$484,689	$449,823	$989,653	$891,975
Foreign currency translation	27,074	13,917	47,686	18,184

Net sales	$511,763	$463,740	$1,037,339	$910,159

Net earnings, excluding foreign currency translation	$30,554	$29,539	$70,625	$64,760
Foreign currency translation	3,516	1,736	6,768	2,520

Net earnings	$34,070	$31,275	$77,393	$67,280

Gross margin for the second quarter of fiscal 2008 was 31.9 percent compared to 30.5 percent for the second quarter in the prior year. During the quarter, the Company began utilizing a new warehouse management system at its main U.S. distribution center. The Company encountered issues during the transition to the new system which resulted in approximately $2.1 million in incremental distribution charges for the quarter. In addition, sales were impacted by approximately $5.5 million as the Company experienced delays in processing Customer orders. Offsetting the impact of this on gross margin, plant rationalization costs were nominal in the second quarter compared to prior year quarter costs of $1.3 million. Year-to-date plant rationalization costs totaled $0.3 million compared to prior year costs of $2.2 million. Operating expenses during the second quarter of fiscal 2008 were $112.6 million, or 22.0 percent of sales, compared to $98.3 million, or 21.2 percent of sales, in the prior year period. Operating expenses for the quarter included $3.0 million of stock option expense versus $2.5 million in the second quarter of the prior year. Year-to-date operating expenses were 21.4 percent of sales, up from 20.7 percent in the prior year.

Other income for the second quarter of fiscal 2008 totaled $2.2 million, compared to $2.4 million of other income in the second quarter of the prior year. Other income for the second quarter of fiscal 2008 consisted of income from unconsolidated affiliates of $0.5 million, royalty income of $1.4 million, interest income of $0.2 million, foreign exchange losses of $0.9 million, and other income of $1.0 million. For the second quarter of fiscal 2008, interest expense was $4.1 million, up from $3.2 million in the second quarter of the prior year, as debt levels have increased from funding working capital growth, the Aerospace Filtration Systems, Inc. acquisition in March 2007, and the repurchase of common stock. Year-to-date, other income totaled $2.0 million compared to $3.9 million reported in the prior year. Year-to-date interest expense was $8.3 million, up from $6.1 million in the prior year.

The effective tax rate for the three months and six months ended January 31, 2008 was 30.0 percent and 28.4 percent, respectively. The effective tax rate for the three months and six months ended January 31, 2007 was 25.6 percent and 28.7 percent, respectively. The three months ended January 31, 2008 contains $0.1 million of tax benefits. The six months ended January 31, 2008 contains $4.0 million of tax benefits, primarily related to the expiration of statutes on unrecognized tax benefits and the reduction in beginning of the year deferred tax liabilities related to enacted foreign tax rate changes, nearly all of which occurred in the first quarter. The three months ended January 31, 2007 contained $2.2 million of tax benefits, primarily related to the retroactive benefit from the Research and Experimentation Credit reinstatement and favorable resolution of open tax contingencies. The six months ended January 31, 2007 contained $2.3 million of tax benefits. Disregarding these items, the average underlying tax rate for the year-to-date period has increased from the prior year by about one percent. The mix of earnings between entities, tax rate changes, the expiration of the Research and Experimentation Credit, and a reduced dividend received deduction all contributed to the increase.

Operations by Segment

Following is financial information for the Company’s Engine Products and Industrial Products segments. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, interest income and expense and non-operating income and expenses. Segment detail is summarized as follows (thousands of dollars):

	Engine Products	Industrial Products	Corporate and Unallocated	Total Company

Three Months Ended January 31, 2008:
Net sales	$284,341	$227,422	—	$511,763
Earnings before income taxes	29,434	20,417	(1,196)	48,655
Three Months Ended January 31, 2007:
Net sales	$253,338	$210,402	—	$463,740
Earnings before income taxes	27,725	17,161	(2,861)	42,025
Six Months Ended January 31, 2008:
Net sales	$577,496	$459,843	—	$1,037,339
Earnings before income taxes	71,823	44,432	(8,135)	108,120
Assets	596,373	567,794	263,111	1,427,278
Six Months Ended January 31, 2007:
Net sales	$517,264	$392,895	—	$910,159
Earnings before income taxes	66,544	33,334	(5,520)	94,358
Assets	480,386	498,263	199,164	1,177,813

Following are net sales by product category within the Engine Products and Industrial Products segments (thousands of dollars):

	Three Months Ended January 31,		Six Months Ended January 31,

	2008	2007	2008	2007

Engine Products segment:
Off-road Products	$106,842	$80,353	$211,466	$160,363
Transportation Products	28,666	42,766	58,755	93,921
Aftermarket Products	148,833	130,219	307,275	262,980

Total Engine Products segment	$284,341	$253,338	$577,496	$517,264

Industrial Products segment:
Industrial Filtration Solutions Products	$138,802	$127,045	$275,096	$245,572
Gas Turbine Products	41,252	43,463	90,188	69,512
Special Applications Products	47,368	39,894	94,559	77,811

Total Industrial Products segment	$227,422	$210,402	$459,843	$392,895

Total Company	$511,763	$463,740	$1,037,339	$910,159

Engine Products Segment    For the second quarter of fiscal 2008, worldwide Engine Products sales were a record $284.3 million, an increase of 12.2 percent from $253.3 million in the second quarter of the prior year. Total second quarter Engine Products sales in the United States increased by 3.0 percent compared to the same period in the prior year and international sales increased by 22.8 percent as discussed below. Year-to-date, worldwide net sales were $577.5 million, an increase of 11.6 percent from $517.3 million in the prior year. International Engine Products sales increased 25.9 percent and sales in the United States increased 0.3 percent from the prior year on a year-to-date basis.

Worldwide sales of Off-road Products in the second quarter of fiscal 2008 were $106.8 million, an increase of 33.0 percent from $80.4 million in the second quarter of the prior year. Domestic sales in Off-road Products increased 41.8 percent as strong defense markets more than offset a decrease in the residential construction markets. The percentage increase was also impacted by last year’s acquisition of Aerospace Filtration Systems, Inc. which increased sales by $4.7 million in the quarter compared to the prior year period, and strong agriculture and non-residential construction equipment sales. International sales were up 24.6 percent from the second quarter of the prior year with increases in Europe and Asia of 19.1 percent and 38.5 percent, respectively. In addition to the benefit of foreign exchange on sales in Europe and Asia, the Company’s Off-road Products business continued to be strong globally as production of heavy construction, mining and agricultural equipment by our OEM Customers remained high. Year-to-date, worldwide Off-road Products sales totaled $211.5 million, an increase of 31.9 percent from $160.4 million in the prior year. Year-to-date sales of Off-road Products internationally and in the United States increased 24.1 percent and 39.6 percent, respectively, from the prior year.

Worldwide sales in Transportation Products in the second quarter of fiscal 2008 were $28.7 million, a decrease of 33.0 percent from $42.8 million in the second quarter of the prior year. International Transportation Products sales increased by 7.4 percent driven by increased sales in Europe of 38.4 percent, partially offset by a decrease in Asia of 12.3 percent. Sales decreased in the United States by 48.7 percent as a result of the new Environmental Protection Agency (“EPA”) emissions standards which resulted in lower new truck build rates at our Customers. Year-to-date, worldwide Transportation Products sales totaled $58.8 million, a decrease of 37.4 percent from $93.9 million in the prior year. International Transportation Products sales increased 7.1 percent from the prior year on a year-to-date basis. As expected, Transportation Products sales in the United States decreased 52.8 percent from the prior year on a year-to-date basis as a result of EPA diesel emissions standards changes.

Worldwide sales of Aftermarket Products in the second quarter were $148.8 million, an increase of 14.3 percent from $130.2 million in the second quarter of the prior year. Domestic Aftermarket Products sales grew 4.2 percent although domestic sales were impacted by shipment delays as a result of the system change at the U.S. distribution center. International sales were up 24.6 percent from the prior year quarter, driven by sales increases in Europe, Asia, and Mexico of 22.6 percent, 19.3 percent and 57.8 percent, respectively. Sales volumes were high in these regions as equipment utilization rates remained strong. In addition, sales continue to benefit from the increasing amount of equipment in the field with PowerCore™ filtration systems. Year-to-date, worldwide Aftermarket Products sales totaled $307.3 million, an increase of 16.8 percent from $263.0 million in the prior year. Year-to-date Aftermarket Products sales internationally and in the United States increased 30.7 percent and 4.3 percent, respectively.

Industrial Products Segment    For the second quarter of fiscal 2008, worldwide sales in the Industrial Products segment were $227.4 million, an increase of 8.1 percent from $210.4 million in the second quarter of the prior year. Total second quarter international Industrial Products sales were up 10.3 percent compared to the same period in the prior year, while sales in the United States increased by 2.5 percent. Year-to-date, worldwide net sales were $459.8 million, an increase of 17.0 percent from $392.9 million in the prior year. International Industrial Products sales increased 19.3 percent and sales in the United States increased 11.7 percent from the prior year on a year-to-date basis.

Worldwide sales of Industrial Filtration Solutions Products in the quarter were $138.8 million, an increase of 9.3 percent from $127.0 million in the prior year. International sales grew 14.3 percent over the prior year with sales in Europe, Asia and South Africa showing increases of 14.9 percent, 13.1 percent and 13.8 percent, respectively. International sales growth was driven by continued strong global manufacturing investment and production utilization conditions. Europe, in particular, experienced an increase in the sale of industrial dust collection systems. Domestic sales remained relatively flat over the prior year quarter partially due to shipment delays resulting from the new system implementation at the U.S. distribution center. Year-to-date, worldwide sales of Industrial Filtration Solutions products were $275.1 million, up 12.0 percent from $245.6 million in the prior year. International Industrial Filtration Solutions product sales increased 17.2 percent from the prior year on a year-to-date basis. Sales in the United States increased 2.7 percent from the prior year on a year-to-date basis.

Worldwide sales of Gas Turbine Products in the second quarter were $41.3 million, a decrease of 5.1 percent from sales of $43.5 million in the second quarter of the prior year. The Gas Turbine Products sales are typically large systems and as a result the shipments and revenues fluctuate from quarter to quarter. Year-to-date, worldwide Gas Turbine Products sales were $90.2 million, up 29.7 percent from $69.5 million in the prior year.

Worldwide sales of Special Application Products in the quarter were $47.4 million, an increase of 18.7 percent from $39.9 million in the prior year. The increase was driven by an increase in Asia of 22.1 percent due to increased volumes. Year-to-date, worldwide Special Application Products sales were $94.6 million, an increase of 21.5 percent from $77.8 million in the prior year, driven by an international Special Application Products sales increase of 25.1 percent over the prior year.

Liquidity and Capital Resources

The Company generated $46.3 million of cash and cash equivalents from operations during the first six months of fiscal 2008. Operating cash flows increased by $26.5 million from the same period in the prior year primarily as a result of an increase in net earnings of $10.1 million and a decrease in accounts receivable in local currencies which resulted in a source of cash of $17.5 million. Operating cash flows and cash on hand were used to support $28.3 million in capital additions, the repurchase of 1.1 million outstanding shares of the Company’s common stock, the payment of $15.8 million in dividends, and contributions to our foreign pension plans of $8.2 million. For additional information regarding share repurchases see Part II Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

At the end of the second quarter, the Company held $49.0 million in cash and cash equivalents, down from $55.2 million at July 31, 2007. Short-term debt totaled $104.5 million, down from $123.1 million at July 31, 2007, primarily due to repayment of short-term debt using proceeds from long-term debt, operating cash flows and cash on hand. The amount of unused lines of credit as of January 31, 2008 was approximately $549.8 million. Long-term debt of $176.9 million at January 31, 2008 increased from $129.0 million at July 31, 2007 and represented 20.7 percent of total long-term capital, defined as long-term debt plus total shareholders’ equity, compared to 17.1 percent at July 31, 2007. The Company has not made and does not anticipate making any contributions to its U.S. pension plans and estimates that it will contribute up to an additional $1.8 million to its non-U.S. pension plans during the remainder of fiscal 2008.

The following table summarizes the Company’s contractual obligations as of January 31, 2008 (in thousands):

Contractual Obligations	Payments Due by Period

	Total	Less than 1 year	1 – 3 years	3 – 5 Years	More than 5 years

Long-term debt obligations	$208,537	$32,262	$10,492	$41,877	$123,906
Capital lease obligations	1,412	777	370	129	136
Interest on long-term obligations	70,474	10,283	16,602	13,781	29,808
Operating lease obligations	22,416	9,794	9,309	3,103	210
Purchase obligations(1)	164,039	136,303	27,736	—	—
Pension and deferred compensation (2)	25,560	2,191	3,707	3,067	16,595

Total (3)	$492,438	$191,610	$68,216	$61,957	$170,655

(1)	Purchase obligations consist primarily of inventory, tooling, contract employment services and capital expenditures. The Company’s purchase orders for inventory are based on expected Customer demand, and quantities and dollar volumes are subject to change.
(2)	Pension and deferred compensation consists of long-term pension liabilities and salary and bonus deferrals elected by certain executives under the Company’s deferred compensation plan. Deferred compensation balances earn interest based on a treasury bond rate as defined by the plan and are payable at the election of the participants.
(3)	In addition to the above contractual obligations, the Company may be obligated for additional cash outflows of $29.8 million of unrecognized tax benefits. The payment and timing of any such payments is affected by the ultimate resolution of the tax years that are under audit or remain subject to examination by the relevant taxing authorities.

At January 31, 2008, the Company had a contingent liability for standby letters of credit totaling $18.5 million that have been issued and are outstanding. The letters of credit guarantee payment to beneficial third parties in the event the Company is in breach of specified financing agreement and insurance contract terms as detailed in each letter of credit. At January 31, 2008, there were no amounts drawn upon these letters of credit.

The Company has a five-year, multi-currency revolving facility with a group of banks under which the Company may borrow up to $250 million. As of January 31, 2008, there was $25.0 million of borrowings under these facilities. This facility expires on April 2, 2012.

Certain note agreements contain debt covenants related to working capital levels and limitations on indebtedness. As of January 31, 2008, the Company was in compliance with all debt covenants.

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

Outlook

Engine Products Segment    Overall, the Company expects 10 to 12 percent full year sales growth for the Engine Products segment in fiscal 2008. The Company expects its NAFTA Transportation sales to decrease slightly in the third quarter before growth returns in the fourth quarter. NAFTA residential construction markets are expected to remain weak. However, production of new agriculture equipment is expected to remain strong globally. The Company’s Aftermarket sales are expected to continue growing due to strong equipment utilization internationally. The Company expects to continue benefiting from increasing amounts of equipment in the field with PowerCore™ filtration systems.

Industrial Products Segment    The Company expects 14 to 16 percent full year sales growth for its Industrial Products segment. Industrial Filtration Products sales are projected to grow 10 to 15 percent due to continued strong international manufacturing investment and production utilization conditions. Gas Turbine Products sales are expected to increase approximately 20 to 30 percent for the full year. Continued strength is expected from both the international power generation and the oil and gas markets. Special Applications Products sales are expected to grow approximately 10 to 15 percent for the full year.

Other    The Company expects a minimum full year operating margin of 11 percent, including the impact from the new warehouse management system implementation. Operating income is projected to be up 14 to 19 percent over the prior year. The full year tax rate is expected to be between 28 and 31 percent, although it will vary by quarter.

Forward-Looking Statements and Risk Factors

The Company, through its management, may make forward-looking statements reflecting the Company’s current views with respect to future events and financial performance. These forward-looking statements, which may be in reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended July 31, 2007, which could cause actual results to differ materially from historical results or those anticipated. These uncertainties and other risk factors include, but are not limited to risks associated with currency fluctuations, commodity prices, world economic factors, political factors, the company’s international operations, highly competitive markets, governmental laws and regulations, the implementation of our new warehouse management system in our U.S. distribution center, and other factors listed in our Annual Report on Form 10-K and our reports on Form 10-Q.

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
(b)	Changes in Internal Control over Financial Reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with such evaluation during the fiscal quarter ended January 31, 2008, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended January 31, 2008.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

November 1 – November 30, 2007	288,983	$41.62	130,700	3,794,600 shares
December 1 – December 31, 2007	121,727	$43.72	118,800	3,675,800 shares
January 1 – January 31, 2008	901,500	$40.05	901,500	2,774,300 shares
Total	1,312,210	$40.73	1,151,000	2,774,300 shares

(1)	On March 31, 2006, the Company announced that the Board of Directors authorized the repurchase of up to 8.0 million common shares. This repurchase authorization, which is effective until terminated by the Board of Directors, replaced the existing authority that was authorized on January 17, 2003. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the quarter ended January 31, 2008. The “Total Number of Shares Purchased” column of the table above includes 161,210 previously owned shares tendered by option holders in payment of the exercise price of options during the quarter. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of exercising stock options or payment of equity-based awards.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders of the Company was held on November 16, 2007. A total of 79,269,500 shares were outstanding and entitled to vote at the meeting. A total of 73,902,269 shares were present at the meeting.
(b)	Not Applicable.
(c)	Matters Submitted and Voting Results:
(i)	Election of Directors
Name of Nominee	Vote Tabulation
	For	Withheld
William M. Cook	73,043,963	858,306
Michael J. Hoffman	73,167,403	734,866
Willard D. Oberton	73,387,568	514,701
John P. Wiehoff	73,074,563	827,706
(ii)	Ratified appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending July 31, 2008 with the following: For – 73,592,096; Against – 191,789; Abstaining – 118,384.
(d)	Not Applicable.

Item 6.  Exhibits

*3-A – Restated Certificate of Incorporation of Registrant as currently in effect (Filed as Exhibit 3-A to Form 10-Q Report for the First Quarter ended October 31, 2004)

*3-B – Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Registrant, dated as of March 3, 2006 (Filed as Exhibit 3-B to Form 10-Q Report for the First Quarter ended October 31, 2006)

*3-C – Amended and Restated Bylaws of Registrant (as of January 25, 2008) (Filed as Exhibit 3.1 to Form 8-K Report filed January 31, 2008)

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

DONALDSON COMPANY, INC. (Registrant)

Date: March 7, 2008	By:	/s/ William M. Cook
William M. Cook Chairman, President and Chief Executive Officer (duly authorized officer)

Date: March 7, 2008	By:	/s/ Thomas R. VerHage
Thomas R. VerHage Vice President, Chief Financial Officer (principal financial officer)

Date: March 7, 2008	By:	/s/ James F. Shaw
James F. Shaw Controller (principal accounting officer)