Form 10-Q
period 2008-04-30
DONALDSON CO INC
filed 2008-06-03
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2008 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.

Commission File Number 1-7891

DONALDSON COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☒ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $5 Par Value – 77,845,522 shares as of April 30, 2008.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,

	2008	2007	2008	2007

Net sales	$587,760	$483,988	$1,625,099	$1,394,147
Cost of sales	399,494	334,166	1,100,784	959,243

Gross margin	188,266	149,822	524,315	434,904
Operating expenses	124,744	99,649	346,379	288,163

Operating income	63,522	50,173	177,936	146,741
Other income, net	(2,567)	(1,889)	(4,589)	(5,796)
Interest expense	4,239	4,181	12,555	10,298

Earnings before income taxes	61,850	47,881	169,970	142,239
Income taxes	15,863	7,734	46,590	34,812

Net earnings	$45,987	$40,147	$123,380	$107,427

Weighted average shares outstanding	78,633,945	79,922,357	79,406,931	80,672,942
Diluted shares outstanding	80,525,835	81,826,193	81,398,771	82,671,646
Basic earnings per share	$.58	$.50	$1.55	$1.33
Diluted earnings per share	$.57	$.49	$1.52	$1.30
Dividends paid per share	$.11	$.09	$.31	$.27

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share amounts)
(Unaudited)

	April 30, 2008	July 31, 2007

ASSETS
Current Assets
Cash and cash equivalents	$53,277	$55,237
Accounts receivable, less allowance of $7,992 and $6,768	419,849	357,341
Inventories	260,462	201,221
Prepaids and other current assets	74,544	59,845

Total current assets	808,132	673,644
Property, plant and equipment, at cost	886,093	796,364
Less accumulated depreciation	(480,329)	(431,931)

Property, plant and equipment, net	405,764	364,433
Goodwill	133,270	124,607
Intangible assets	47,291	46,301
Other assets	119,088	110,032

Total Assets	$1,513,545	$1,319,017

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$108,737	$123,114
Current maturities of long-term debt	32,899	33,667
Trade accounts payable	196,874	173,862
Other current liabilities	159,386	128,301

Total current liabilities	497,896	458,944
Long-term debt	177,362	129,004
Deferred income taxes	35,179	37,624
Other long-term liabilities	73,416	68,747

Total Liabilities	783,853	694,319

SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $5 par value, 120,000,000 shares authorized, 88,643,194 issued	443,216	443,216
Retained earnings	493,723	387,257
Stock compensation plans	23,385	20,821
Accumulated other comprehensive income	119,489	70,008
Treasury stock, at cost – 10,704,214 and 9,500,372 shares at April 30, 2008 and July 31, 2007, respectively	(350,121)	(296,604)

Total Shareholders’ Equity	729,692	624,698

Total Liabilities and Shareholders’ Equity	$1,513,545	$1,319,017

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)
(Unaudited)

	Nine Months Ended April 30,

	2008	2007

OPERATING ACTIVITIES
Net earnings	$123,380	$107,427
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	41,850	35,498
Changes in operating assets and liabilities	(53,541)	(66,518)
Tax benefit of equity plans	(6,588)	(5,041)
Stock option expense	3,762	3,127
Other, net	(5,050)	(27,665)

Net cash provided by operating activities	103,813	46,828
INVESTING ACTIVITIES
Net expenditures on property and equipment	(52,109)	(52,933)
Acquisitions, investments and divestitures, net	(2,475)	(40,299)

Net cash used in investing activities	(54,584)	(93,232)
FINANCING ACTIVITIES
Purchase of treasury stock	(69,284)	(61,890)
Proceeds from long-term debt	50,140	1,036
Repayments of long-term debt	(5,785)	(5,652)
Change in short-term borrowings	(17,807)	125,641
Dividends paid	(24,428)	(21,659)
Tax benefit of equity plans	6,588	5,041
Exercise of stock options	5,672	5,045

Net cash provided by (used in) financing activities	(54,904)	47,562
Effect of exchange rate changes on cash	3,715	1,584

Increase (decrease) in cash and cash equivalents	(1,960)	2,742
Cash and cash equivalents - beginning of year	55,237	45,467

Cash and cash equivalents - end of period	$53,277	$48,209

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Certain amounts in prior periods have been reclassified to conform to the current presentation. The reclassifications had no impact on the Company’s net earnings or shareholders’ equity as previously reported. Operating results for the three and nine month periods ended April 30, 2008 are not necessarily indicative of the results that may be expected for future periods. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2007.

Note B – Inventories

The components of inventory as of April 30, 2008 and July 31, 2007 are as follows (thousands of dollars):

	April 30, 2008	July 31, 2007

Materials	$106,239	$87,490
Work in process	29,046	19,793
Finished products	125,177	93,938

Total inventories	$260,462	$201,221

Note C – Accounting for Stock-Based Compensation

Under Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment – Revised 2004, stock-based employee compensation cost is recognized using the fair-value based method for all new awards granted after August 1, 2005. Compensation costs for unvested stock options and awards that were outstanding at August 1, 2005, are recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro-forma disclosures under SFAS 123. The Company determined the fair value of its option awards using the Black-Scholes option pricing model. The following assumptions were used to value the options granted during the nine months ended April 30, 2008 (there were no options granted during the three months ended April 30, 2008): range of 3 months to 8 year expected life; expected volatility range of 15.2 percent to 21.7 percent; risk-free interest rate range of 2.9 percent to 4.2 percent and annual dividend yield of 1.0 percent. The expected life selected for options granted during the period represents the period of time that the options are expected to be outstanding based on historical data of option holder exercise and termination behavior. Expected volatilities are based upon historical volatility of the Company’s stock over a period at least equal to the expected life of each option grant. Option grants are priced at the fair market value of the Company’s stock on the date of grant. The weighted average fair value for options granted during the nine months ended April 30, 2008 and 2007 was $10.75 per share and $7.87 per share, respectively. For the three months and nine months ended April 30, 2008, the Company recorded pretax compensation expense associated with stock options of $0.4 million and $3.8 million, respectively, and recorded $0.2 million and $1.4 million of related tax benefit, respectively. For the three months and nine months ended April 30, 2007, the Company recorded pretax compensation expense associated with stock options of $0.3 million and $3.1 million, respectively, and recorded $0.1 million and $1.2 million of related tax benefit, respectively.

The following table summarizes stock option activity during the nine months ended April 30, 2008:

	Options Outstanding	Weighted Average Exercise Price

Outstanding at July 31, 2007	5,744,275	$23.09
Granted	447,703	$42.88
Exercised	(721,672)	$20.73
Canceled	(10,781)	$26.03

Outstanding at April 30, 2008	5,459,525	$25.02

The total intrinsic value of options exercised during the nine months ended April 30, 2008 and 2007 was $16.1 million and $17.4 million, respectively.

The following table summarizes information concerning outstanding and exercisable options as of April 30, 2008:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$5 to $15	1,099,192	1.85	$11.69	1,099,192	$11.69
$15 to $25	1,366,773	4.05	$18.02	1,366,773	$18.02
$25 to $35	2,359,038	5.94	$31.13	2,183,225	$30.91
$35 and above	634,522	9.28	$40.48	368,738	$41.12

	5,459,525	5.03	$25.02	5,017,928	$23.94

At April 30, 2008, the aggregate intrinsic value of shares outstanding and exercisable was $101.6 million and $98.8 million, respectively.

As of April 30, 2008, there was $3.2 million of total unrecognized compensation cost related to non-vested stock options granted under the 2001 Master Stock Incentive Plan. This unvested cost is expected to be recognized during the remainder of fiscal 2008, fiscal 2009, fiscal 2010 and fiscal 2011.

Note D – Net Earnings Per Share

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and dilutive shares relating to stock options, restricted stock and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods. For both the three and nine months ended April 30, 2008 there were 228,548 options excluded from the diluted net earnings per share calculation. For both the three months and nine months ended April 30, 2007 there were 10,000 options excluded from the diluted net earnings per share calculation.

The following table presents information necessary to calculate basic and diluted net earnings per common share (thousands, except per share amounts):

	Three Months Ended April 30,		Nine Months Ended April 30,

	2008	2007	2008	2007

Weighted average shares outstanding basic	78,634	79,922	79,407	80,673
Diluted share equivalents	1,892	1,904	1,992	1,999

Weighted average shares outstanding – diluted	80,526	81,826	81,399	82,672

Net earnings for basic and diluted earnings per share computation	$45,987	$40,147	$123,380	$107,427
Net earnings per share – basic	$.58	$.50	$1.55	$1.33
Net earnings per share – diluted	$.57	$.49	$1.52	$1.30

Note E – Shareholders’ Equity

The Company reports accumulated other comprehensive income as a separate item in the shareholders’ equity section of the balance sheet.

Total comprehensive income and its components are as follows (thousands of dollars):

	Three Months Ended April 30,		Nine Months Ended April 30,

	2008	2007	2008	2007

Net earnings	$45,987	$40,147	$123,380	$107,427
Foreign currency translation gain	22,675	17,254	49,167	23,463
Net gain (loss) on hedging derivatives, net of deferred taxes	291	(297)	69	192
Reduction in pension liability, net of deferred taxes	56	—	245	—

Total comprehensive income	$69,009	$57,104	$172,861	$131,082

Total accumulated other comprehensive income and its components at April 30, 2008 and July 31, 2007 are as follows (thousands of dollars):

	April 30, 2008	July 31, 2007

Foreign currency translation adjustment	$130,556	$81,389
Net loss on hedging derivatives, net of deferred taxes	(138)	(207)
Pension liability, net of deferred taxes	(10,929)	(11,174)

Total accumulated other comprehensive income	$119,489	$70,008

During the third quarter of fiscal 2008, the Company repurchased 0.5 million shares for $20.7 million at an average price of $41.35 per share. The Company repurchased 1.7 million shares for $69.3 million at an average price of $40.67 per share during the first nine months of fiscal 2008. As of April 30, 2008 the Company had remaining authorization to repurchase up to 2.3 million shares pursuant to the current authorization.

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

	Engine Products	Industrial Products	Corporate and Unallocated	Total Company

Three Months Ended April 30, 2008:
Net sales	$324,992	$262,768	—	$587,760
Earnings before income taxes	43,456	25,997	(7,603)	61,850
Three Months Ended April 30, 2007:
Net sales	$276,660	$207,328	—	$483,988
Earnings before income taxes	35,581	17,801	(5,501)	47,881
Nine Months Ended April 30, 2008:
Net sales	$902,488	$722,611	—	$1,625,099
Earnings before income taxes	115,279	70,429	(15,738)	169,970
Assets	614,229	581,193	318,123	1,513,545
Nine Months Ended April 30, 2007:
Net sales	$793,924	$600,223	—	$1,394,147
Earnings before income taxes	102,125	51,135	(11,021)	142,239
Assets	532,532	504,377	264,035	1,300,944

There were no Customers over 10 percent of net sales for the three and nine months ended April 30, 2008. There were no Customers that made up 10 percent or more of net sales for the three months ended April 30, 2007. Sales to one Customer accounted for 11 percent of net sales for the nine months ended April 30, 2007. There were no Customers over 10 percent of gross accounts receivable as of April 30, 2008 and 2007.

Note G – Goodwill and Other Intangible Assets

The Company’s most recent annual impairment assessment for goodwill was completed during the third quarter of fiscal 2008. The results of this assessment showed that the fair values of the reporting units to which goodwill is assigned continue to be higher than the book values of the respective reporting units, resulting in no goodwill impairment. The Company has allocated goodwill to its Industrial Products and Engine Products segments. The current year addition to the Industrial Products segment is a result of the acquisition of LMC West, Inc. on February 2, 2008. Pro forma financial results are not presented as the acquisition is not material to the Company’s financial results. Following is a reconciliation of goodwill for the nine months ending April 30, 2008 (thousands of dollars):

	Engine Products	Industrial Products	Total Goodwill

Balance as of August 1, 2007	$17,912	$106,695	$124,607
Acquisition activity	—	723	723
Foreign exchange translation	1,137	6,803	7,940

Balance as of April 30, 2008	$19,049	$114,221	$133,270

As of April 30, 2008 other intangible assets were $47.3 million, a $1.0 million increase from the balance of $46.3 million at July 31, 2007. The increase in other intangible assets is due to acquisition activity and foreign exchange translation partially offset by amortization.

Note H – Guarantees

The Company and its partner, Caterpillar, Inc., in an unconsolidated joint venture, Advanced Filtration Systems Inc., guarantee certain debt of the joint venture. As of April 30, 2008, the joint venture had $18.0 million of outstanding debt of which the Company guarantees half.

The Company estimates warranty costs using standard quantitative measures based on historical warranty claim experience and evaluation of specific Customer warranty issues. Following is a reconciliation of warranty reserves for the nine months ended April 30, 2008 and 2007 (thousands of dollars):

	April 30, 2008	April 30, 2007

Beginning balance	$8,545	$8,789
Accruals for warranties (including changes in estimates)	5,983	5,811
Less settlements made during the period	(2,151)	(5,432)

Ending balance	$12,377	$9,168

At April 30, 2008, the Company had a contingent liability for standby letters of credit totaling $18.5 million that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of specified bond financing agreement and insurance contract terms as detailed in each letter of credit. At April 30, 2008, there were no amounts drawn upon these letters of credit.

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

Net periodic pension costs for the Company’s pension plans include the following components (thousands of dollars):

	Three Months Ended April 30,		Nine Months Ended April 30,

	2008	2007	2008	2007

Service cost	$3,703	$3,670	$11,027	$11,343
Interest cost	3,656	3,499	10,910	10,625
Expected return on assets	(5,935)	(5,098)	(17,748)	(15,370)
Transition amount amortization	43	32	120	490
Prior service cost amortization	107	88	320	264
Actuarial (gain)/loss amortization	(22)	287	(70)	858
Settlement and curtailment gain	—	—	—	(1,949)

Total periodic benefit cost	$1,552	$2,478	$4,559	$6,261

The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. For the nine months ended April 30, 2008, the Company made $9.4 million in contributions to its non-U.S. pension plans. The Company has not made and does not anticipate making any contributions to its U.S. pension plans in the current year and estimates that it will contribute up to an additional $0.6 million to its non-U.S. pension plans during the remainder of fiscal 2008.

Note J – Commitments and Contingencies

The Company is not currently subject to pending litigation other than litigation which arises out of and is incidental to the conduct of the Company’s business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. The Company does not consider any of such proceedings which are currently pending to be likely to result in a material adverse effect on the Company’s consolidated financial position or results of operation.

Note K – Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, on August 1, 2007. The new standard defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that in the Company’s judgment is greater than 50 percent likely to be realized. As a result of the implementation of FIN 48, the Company recognized a $0.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the August 1, 2007 balance of retained earnings.

As of the FIN 48 adoption date of August 1, 2007, the total unrecognized tax benefits were $28.2 million, and accrued interest and penalties on these unrecognized tax benefits totaled $4.8 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

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

At April 30, 2008 the total unrecognized tax benefits were $28.5 million, and accrued interest and penalties on these unrecognized tax benefits were $5.0 million. If the Company were to prevail on all unrecognized tax benefits recorded, substantially all of the unrecognized tax benefits would benefit the effective tax rate. With an average statute of limitations of about 5 years, up to $4.5 million of the unrecognized tax benefits could potentially expire in the next 12 month period, unless extended by audit.

The effective tax rate for the three months and nine months ended April 30, 2008 was 25.6 percent and 27.4 percent, respectively. The effective tax rate for the three months and nine months ended April 30, 2007 was 16.2 percent and 24.5 percent, respectively. The nine months ended April 30, 2008 contains $9.3 million of tax benefits, which predominantly occurred in the first and third quarters, primarily related to the expiration of the statute of limitations on previously unrecognized tax benefits and an increase in deferred tax benefits related to enacted foreign tax rate changes. The nine months ended April 30, 2007 contained $10.0 million of tax benefits related to the expiration of the statute of limitations on previously unrecognized tax benefits, the favorable resolution of certain foreign and state tax positions, dividends from foreign subsidiaries and the reinstatement of the Research and Experimentation Credit, most of which occurred in the third quarter.

The average underlying tax rate for the year-to-date period has increased from the prior year by 1.3 percent. The mix of earnings between entities, changes to foreign tax rates and incentives, the expiration of the Research and Experimentation Credit, and a reduced dividend received deduction all contributed to the increase.

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

The Company has two reporting segments engaged in the design, manufacture and sale of systems to filter air and liquid and other complementary products. The two segments are Engine Products and Industrial Products. Products in the Engine Products segment consist of air intake systems, exhaust and emissions systems, liquid filtration systems and replacement parts. The Engine Products segment sells to original equipment manufacturers (OEMs) in the construction, mining, agriculture, defense, aerospace and transportation markets and to independent distributors, OEM dealer networks, private label accounts and large equipment fleets. Products in the Industrial Products segment consist of dust, fume and mist collectors, compressed air purification systems, liquid filters and parts, static and pulse-clean air filter systems for gas turbines, and specialized air filtration systems for diverse applications including computer disk drives. The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines and OEMs and end users requiring highly purified air and liquids.

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report.

Overview

The Company reported record diluted net earnings per share of $0.57 for the third quarter of fiscal 2008, up from $0.49 in the third quarter of the prior year. Net income for the quarter was $46.0 million, up 14.5 percent from $40.1 million in the third quarter of the prior year. The impact of foreign currency translation increased reported net earnings by 7.1 percent in the quarter. The Company reported record sales in the third quarter of fiscal 2008 of $587.8 million, an increase of 21.4 percent from $484.0 million in the third quarter of the prior year. The impact of foreign currency translation increased reported sales by 7.6 percent in the quarter.

Overall, the Company’s globally-diversified portfolio of filtration businesses provided the foundation to deliver another quarter of growth. All of the Company’s product groups within the Industrial Products and Engine Products segments, with the exception of Transportation Products, posted double-digit sales growth this quarter, both as reported and in local currency. Geographically, sales increased by more than 15 percent in the United States and Asia, and by more than 25 percent in Europe. The strong sales growth helped lift the Company’s operating income as a percentage of sales 40 basis points in the quarter, driving a 27 percent increase in operating income. Net income for the quarter was also impacted by a $4.0 million net tax benefit due primarily to the expiration of the statute of limitations on matters previously reserved.

For the nine month period, the Company reported net sales of $1.625 billion, an increase of 16.6 percent from $1.394 billion in the prior year. The impact of foreign currency translation increased reported sales by 6.1 percent. Net income for the nine month period was $123.4 million, up 14.9 percent from $107.4 million in the prior year. The impact of foreign currency translation increased net earnings by 9.0 percent. The Company reported diluted net earnings per share of $1.52 for the nine month period, up 16.9 percent from $1.30 in the prior year.

Results of Operations

Sales in the United States increased $33.0 million or 15.8 percent for the third quarter of fiscal 2008 compared to the third quarter of the prior year. Total international sales in U.S. dollars increased $70.8 million or 25.7 percent in the third quarter compared to the prior year. In U.S. dollars, Europe sales increased $44.6 million or 28.3 percent, Asia sales increased $19.1 million or 19.3 percent and other international sales increased $7.1 million or 37.3 percent for the third quarter of fiscal 2008 as compared to the prior year period. Translated at constant exchange rates, total international sales increased 12.3 percent over the prior year quarter. For the nine month period ended April 30, 2008, sales in the United States increased $47.2 million or 7.7 percent from the prior year, and total international sales in U.S. dollars increased $183.8 million or 23.5 percent from the prior year.

The impact of foreign currency translation during the third quarter of fiscal 2008 increased sales by $37.0 million, or 7.6 percent. This was primarily due to the weakening of the U.S. dollar against most other world currencies. The impact of foreign currency translation on the year-to-date results as of the third quarter of fiscal 2008 increased sales by $84.6 million, or 6.1 percent. Worldwide sales for the third quarter of fiscal 2008, excluding the impact of foreign currency translation, increased 13.8 percent from the third quarter of the prior year. The impact of foreign currency translation increased net income by $2.9 million and $9.6 million for the three and nine month periods of fiscal 2008, respectively.

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

Following is a reconciliation to the most comparable GAAP financial measure of this non-GAAP financial measure (thousands of dollars):

	Three Months Ended April 30,		Nine Months Ended April 30,

	2008	2007	2008	2007

Net sales, excluding foreign currency translation	$550,798	$468,417	$1,540,451	$1,360,392
Foreign currency translation	36,962	15,571	84,648	33,755

Net sales	$587,760	$483,988	$1,625,099	$1,394,147

Net earnings, excluding foreign currency translation	$43,136	$38,772	$113,761	$103,532
Foreign currency translation	2,851	1,375	9,619	3,895

Net earnings	$45,987	$40,147	$123,380	$107,427

Gross margin for the third quarter of fiscal 2008 was 32.0 percent compared to 31.0 percent for the third quarter in the prior year. As mentioned in the second quarter, the Company began utilizing a new warehouse management system at its main U.S. distribution center. The Company encountered start-up challenges during the transition to the new system. Although the Company has caught up on delayed shipments, there will continue to be incremental expenses related to refining the system which resulted in approximately $3.6 million and $5.7 million in incremental charges for the three and nine months ended April 30, 2008, respectively. Gross margin for the third quarter of fiscal 2007 was negatively impacted by an unfavorable product mix in Gas Turbine Systems Products and Industrial Filtration Solutions Products. Offsetting the impact of this on gross margin, plant rationalization and start-up costs were $0.1 million in the third quarter compared to prior year quarter costs of $2.5 million. Year-to-date plant rationalization and start-up costs in fiscal 2008 totaled $0.4 million compared to prior year costs of $4.7 million. Operating expenses during the third quarter of fiscal 2008 were $124.7 million, or 21.2 percent of sales, compared to $99.6 million, or 20.6 percent of sales, in the prior year period as we continue to invest in essential product and market development initiatives in our global Customer support capabilities. Year-to-date operating expenses were 21.3 percent of sales, up from 20.7 percent in the prior year.

Other income for the third quarter of fiscal 2008 totaled $2.6 million, compared to $1.9 million of other income in the third quarter of the prior year. Other income for the third quarter of fiscal 2008 consisted of income from unconsolidated affiliates of $0.4 million, royalty income of $2.7 million, interest income of $0.2 million, foreign exchange losses of $0.5 million, and other expenses of $0.2 million. For the third quarter of fiscal 2008, interest expense was $4.2 million, a slight increase as compared to the third quarter of the prior year, due to higher debt levels. Year-to-date, other income totaled $4.6 million compared to $5.8 million reported in the prior year. Year-to-date interest expense was $12.6 million, up from $10.3 million in the prior year.

The effective tax rate for the three months and nine months ended April 30, 2008 was 25.6 percent and 27.4 percent, respectively. The effective tax rate for the three months and nine months ended April 30, 2007 was 16.2 percent and 24.5 percent, respectively. The nine months ended April 30, 2008 contains $9.3 million of tax benefits, which predominantly occurred in the first and third quarters, primarily related to the expiration of the statute of limitations on previously unrecognized tax benefits and an increase in deferred tax benefits related to enacted foreign tax rate changes. The nine months ended April 30, 2007 contained $10.0 million of tax benefits related to the expiration of the statute of limitations on previously unrecognized tax benefits, the favorable resolution of certain foreign and state tax positions, dividends from foreign subsidiaries and the reinstatement of the Research and Experimentation Credit, most of which occurred in the third quarter. The average underlying tax rate for the year-to-date period has increased from the prior year by 1.3 percent. The mix of earnings between entities, changes to foreign tax rates and incentives, the expiration of the Research and Experimentation Credit, and a reduced dividend received deduction all contributed to the increase.

Operations by Segment

Following is financial information for the Company’s Engine Products and Industrial Products segments. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, interest income and expense and non-operating income and expenses. Segment detail is summarized as follows (thousands of dollars):

	Engine Products	Industrial Products	Corporate and Unallocated	Total Company

Three Months Ended April 30, 2008:
Net sales	$324,992	$262,768	—	$587,760
Earnings before income taxes	43,456	25,997	(7,603)	61,850
Three Months Ended April 30, 2007:
Net sales	$276,660	$207,328	—	$483,988
Earnings before income taxes	35,581	17,801	(5,501)	47,881
Nine Months Ended April 30, 2008:
Net sales	$902,488	$722,611	—	$1,625,099
Earnings before income taxes	115,279	70,429	(15,738)	169,970
Assets	614,229	581,193	318,123	1,513,545
Nine Months Ended April 30, 2007:
Net sales	$793,924	$600,223	—	$1,394,147
Earnings before income taxes	102,125	51,135	(11,021)	142,239
Assets	532,532	504,377	264,035	1,300,944

Following are net sales by product category within the Engine Products and Industrial Products segments (thousands of dollars):

	Three Months Ended April 30,		Nine Months Ended April 30,

	2008	2007	2008	2007

Engine Products segment:
Off-road Products	$120,932	$92,750	$332,398	$253,113
Transportation Products	33,188	38,395	91,943	132,316
Aftermarket Products	170,872	145,515	478,147	408,495

Total Engine Products segment	$324,992	$276,660	$902,488	$793,924

Industrial Products segment:
Industrial Filtration Solutions Products	$155,208	$125,756	$430,304	$371,328
Gas Turbine Products	58,858	41,201	149,046	110,713
Special Applications Products	48,702	40,371	143,261	118,182

Total Industrial Products segment	$262,768	$207,328	$722,611	$600,223

Total Company	$587,760	$483,988	$1,625,099	$1,394,147

Engine Products Segment    For the third quarter of fiscal 2008, worldwide Engine Products sales were a record $325.0 million, an increase of 17.5 percent from $276.7 million in the third quarter of the prior year. Total third quarter Engine Products sales in the United States increased by 7.5 percent compared to the same period in the prior year and international sales increased by 28.7 percent as discussed below. Year-to-date, worldwide net sales were $902.5 million, an increase of 13.7 percent from $793.9 million in the prior year. International Engine Products sales increased 26.9 percent and sales in the United States increased 2.7 percent from the prior year on a year-to-date basis.

Worldwide sales of Off-road Products in the third quarter of fiscal 2008 were $120.9 million, an increase of 30.4 percent from $92.8 million in the third quarter of the prior year. Domestic sales in Off-road Products increased 26.0 percent as strong defense, agriculture and non-residential construction markets more than offset a decrease in the residential construction markets. The percentage increase was also impacted by last year’s acquisition of Aerospace Filtration Systems, Inc. which increased sales by $4.7 million in the quarter compared to the prior year period. International sales were up 35.0 percent from the third quarter of the prior year with increases in Europe and Asia of 32.1 percent and 43.2 percent, respectively. In addition to the benefit of foreign exchange on sales in Europe and Asia, the Company’s Off-road Products business continued to be strong globally as production of heavy construction, mining and agricultural equipment by our OEM Customers remained high. Year-to-date, worldwide Off-road Products sales totaled $332.4 million, an increase of 31.3 percent from $253.1 million in the prior year. Year-to-date sales of Off-road Products internationally and in the United States increased 28.1 percent and 34.6 percent, respectively, from the prior year.

Worldwide sales in Transportation Products in the third quarter of fiscal 2008 were $33.2 million, a decrease of 13.6 percent from $38.4 million in the third quarter of the prior year. International Transportation Products sales increased by 18.1 percent driven by increased sales in Europe of 33.2 percent. Sales decreased in the United States by 29.1 percent as a result of the Environmental Protection Agency (“EPA”) emissions standards which has resulted in lower new truck build rates at our Customers. Year-to-date, worldwide Transportation Products sales totaled $91.9 million, a decrease of 30.5 percent from $132.3 million in the prior year. International Transportation Products sales increased 10.9 percent from the prior year on a year-to-date basis. As expected, Transportation Products sales in the United States decreased 46.4 percent from the prior year on a year-to-date basis as a result of EPA diesel emissions standards changes.

Worldwide sales of Aftermarket Products in the third quarter were $170.9 million, an increase of 17.4 percent from $145.5 million in the third quarter of the prior year. Domestic Aftermarket Products sales grew 8.4 percent. International sales were up 26.6 percent from the prior year quarter, driven by sales increases in Europe, Asia and other international of 22.4 percent, 22.6 percent and 49.4 percent respectively. Sales volumes were high in these regions as equipment utilization rates remained strong. In addition, sales continue to benefit from the increasing amount of equipment in the field with the Company’s PowerCore™ filtration systems. Sales of PowerCore™ replacement filters increased 44.6 percent in the quarter. Year-to-date, worldwide Aftermarket Products sales totaled $478.1 million, an increase of 17.1 percent from $408.5 million in the prior year. Year-to-date Aftermarket Products sales internationally and in the United States increased 29.2 percent and 5.7 percent, respectively.

Industrial Products Segment    For the third quarter of fiscal 2008, worldwide sales in the Industrial Products segment were $262.8 million, an increase of 26.7 percent from $207.3 million in the third quarter of the prior year. Total third quarter international Industrial Products sales were up 23.0 percent compared to the same period in the prior year, while sales in the United States increased by 35.7 percent. Year-to-date, worldwide net sales were $722.6 million, an increase of 20.4 percent from $600.2 million in the prior year. International Industrial Products sales increased 20.5 percent and sales in the United States increased 20.0 percent from the prior year on a year-to-date basis.

Worldwide sales of Industrial Filtration Solutions Products in the quarter were $155.2 million, an increase of 23.4 percent from $125.8 million in the prior year. International sales grew 24.1 percent over the prior year with sales in Europe and Asia showing increases of 28.4 percent and 11.9 percent, respectively. International sales growth was driven by continued strong global manufacturing investment and production utilization conditions. Europe, in particular, experienced an increase in the sale of industrial dust collection systems. Domestic sales increased 22.1 percent over the prior year quarter including the impact of the recent acquisition of LMC West, Inc., which contributed to approximately five percent of the increase. Year-to-date, worldwide sales of Industrial Filtration Solutions products were $430.3 million, up 15.9 percent from $371.3 million in the prior year. International Industrial Filtration Solutions product sales increased 19.5 percent from the prior year on a year-to-date basis. Sales in the United States increased 9.3 percent from the prior year on a year-to-date basis.

Worldwide sales of Gas Turbine Products in the third quarter were $58.9 million, an increase of 42.9 percent from sales of $41.2 million in the third quarter of the prior year. The Gas Turbine Products sales are typically large systems and as a result the shipments and revenues fluctuate from quarter to quarter. Year-to-date, worldwide Gas Turbine Products sales were $149.0 million, up 34.6 percent from $110.7 million in the prior year.

Worldwide sales of Special Application Products in the quarter were $48.7 million, an increase of 20.6 percent from $40.4 million in the prior year. Domestic Special Application Products sales increased 25.5 percent. International sales in Special Application Products increased 19.8 percent over the prior year, with increases in Europe and Asia of 20.5 percent and 19.8 percent, respectively, as sales of disk drive filters and PTFE membranes remained strong. Year-to-date, worldwide Special Application Products sales were $143.3 million, an increase of 21.2 percent from $118.2 million in the prior year. International Special Application Products sales increased 23.3 percent over the prior year and sales in the United States increased 8.3 percent over the prior year on a year-to-date basis.

Liquidity and Capital Resources

The Company generated $103.8 million of cash and cash equivalents from operations during the first nine months of fiscal 2008. Operating cash flows increased by $57.0 million from the same period in the prior year primarily as a result of an increase in net earnings of $16.0 million and a decrease in pension contributions of $13.3 million as compared to the prior year. Operating cash flows and cash on hand were used to support $52.1 million in capital additions, the repurchase of 1.7 million outstanding shares of the Company’s common stock for $69.3 million and the payment of $24.4 million in dividends. For additional information regarding share repurchases see Part II Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

At the end of the third quarter, the Company held $53.3 million in cash and cash equivalents, down from $55.2 million at July 31, 2007. Short-term debt totaled $108.7 million, down from $123.1 million at July 31, 2007, primarily due to repayment of short-term debt using proceeds from long-term debt, operating cash flows and cash on hand. The amount of unused lines of credit as of April 30, 2008 was approximately $558.9 million. Long-term debt of $177.4 million at April 30, 2008 increased from $129.0 million at July 31, 2007, due to the additional note issuances discussed below, and represented 19.6 percent of total long-term capital, defined as long-term debt plus total shareholders’ equity, compared to 17.1 percent at July 31, 2007. The Company has not made and does not anticipate making any contributions to its U.S. pension plans and estimates that it will contribute up to an additional $0.6 million to its non-U.S. pension plans during the remainder of fiscal 2008.

The following table summarizes the Company’s contractual obligations as of April 30, 2008 (in thousands):

Contractual Obligations	Payments Due by Period

	Total	Less than 1 year	1 – 3 years	3 – 5 Years	More than 5 years

Long-term debt obligations	$209,022	$32,173	$10,478	$41,979	$124,392
Capital lease obligations	1,240	726	182	136	196
Interest on long-term obligations	69,144	10,090	16,316	13,758	28,980
Operating lease obligations	24,764	9,972	10,717	3,782	293
Purchase obligations(1)	184,327	177,091	7,236	—	—
Pension and deferred compensation(2)	25,752	2,213	3,741	3,058	16,740

Total(3)	$514,249	$232,265	$48,670	$62,713	$170,601

(1)	Purchase obligations consist primarily of inventory, tooling, contract employment services and capital expenditures. The Company’s purchase orders for inventory are based on expected Customer demand, and quantities and dollar volumes are subject to change.
(2)	Pension and deferred compensation consists of long-term pension liabilities and salary and bonus deferrals elected by certain executives under the Company’s deferred compensation plan. Deferred compensation balances earn interest based on a treasury bond rate as defined by the plan and are payable at the election of the participants.
(3)	In addition to the above contractual obligations, the Company may be obligated for additional cash outflows of $28.5 million of unrecognized tax benefits. The payment and timing of any such payments is affected by the ultimate resolution of the tax years that are under audit or remain subject to examination by the relevant taxing authorities.

At April 30, 2008, the Company had a contingent liability for standby letters of credit totaling $18.5 million that have been issued and are outstanding. The letters of credit guarantee payment to beneficial third parties in the event the Company is in breach of specified financing agreement and insurance contract terms as detailed in each letter of credit. At April 30, 2008, there were no amounts drawn upon these letters of credit.

The Company has a five-year, multi-currency revolving facility with a group of banks under which the Company may borrow up to $250 million. As of April 30, 2008, there was $50.0 million of borrowings under these facilities. During the quarter, the Company extended the expiration date of the facility by one year to April 2, 2013. No other changes were made to the facility.

Certain note agreements contain debt covenants related to working capital levels and limitations on indebtedness. As of April 30, 2008, the Company was in compliance with all debt covenants.

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

Outlook

Engine Products Segment    Overall, the Company expects 11 to 13 percent full year sales growth for the Engine Products segment in fiscal 2008. The Company expects its NAFTA Transportation Products sales to begin growing again in the fourth quarter. NAFTA residential construction markets are expected to remain weak. However, high commodity prices and global infrastructure projects are expected to keep global demand strong for new mining, heavy construction and agriculture equipment. The Company’s Aftermarket Products sales are expected to continue growing due to ongoing expansion into new markets and strong equipment utilization internationally. The Company expects to continue benefiting from the increasing amount of equipment in the field with PowerCore™ technology as well as other new proprietary filtration systems.

Industrial Products Segment    The Company expects 17 to 19 percent full year sales growth for its Industrial Products segment. Full year Industrial Filtration Solutions Products sales are projected to grow 15 to 20 percent due to continued strong global manufacturing investment and production utilization conditions. Gas Turbine Products sales are expected to increase 25 to 30 percent for the full year. Continued strength is expected from both the international power generation and the oil and gas markets. Special Applications Products sales are expected to grow 15 to 20 percent for the full year.

Other    The Company expects a minimum full year operating income as a percentage of sales of 11 percent, including the impact from the new warehouse management system implementation and commodity cost increases. Operating income is projected to be up 17 to 19 percent over the prior year. The full year tax rate is expected to be between 28 and 31 percent.

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

In particular the Company desires to take advantage of the protections of the Private Securities Litigation Reform Act of 1995 in connection with the forward-looking statements made in this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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
(b)	Changes in Internal Control over Financial Reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with such evaluation during the fiscal quarter ended April 30, 2008, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended April 30, 2008.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

February 1 – February 29, 2008	378,482	$41.82	377,700	2,396,600 shares
March 1 – March 31, 2008	51,588	$40.01	49,879	2,346,721 shares
April 1 – April 30, 2008	72,439	$39.87	72,439	2,274,282 shares
Total	502,509	$41.36	500,018	2,274,282 shares

(1)	On March 31, 2006, the Company announced that the Board of Directors authorized the repurchase of up to 8.0 million common shares. This repurchase authorization, which is effective until terminated by the Board of Directors, replaced the existing authority that was authorized on January 17, 2003. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the quarter ended April 30, 2008. However, the “Total Number of Shares Purchased” column of the table above includes 2,491

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

*4 – **

*4-A – Preferred Stock Amended and Restated Rights Agreement between Registrant and Wells Fargo Bank, N.A., as Rights Agent, dated as of January 27, 2006 (Filed as Exhibit 4.1 to Form 8-K Report filed February 1, 2006)

10-A – Form of Management Severance Agreement for Executive Officers

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

DONALDSON COMPANY, INC. (Registrant)
Date: June 3, 2008	By:	/s/ William M. Cook
William M. Cook Chairman, President and Chief Executive Officer (duly authorized officer)
Date: June 3, 2008	By:	/s/ Thomas R. VerHage
Thomas R. VerHage Vice President, Chief Financial Officer (principal financial officer)
Date: June 3, 2008	By:	/s/ James F. Shaw
James F. Shaw Controller (principal accounting officer)