Form 10-K
period 2008-07-31
DONALDSON CO INC
filed 2008-09-26
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended July 31, 2008 or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

As of January 31, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $3,247,723,725 (based on the closing price of $41.88 as reported on the New York Stock Exchange as of that date).

As of August 31, 2008, there were approximately 77,622,075 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for its 2008 annual meeting of stockholders (The “2008 Proxy Statement”) are incorporated by reference in Part III, as specifically set forth in Part III.

DONALDSON COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Item 1.  Business

General

Donaldson Company, Inc. (“Donaldson” or the “Company”) was founded in 1915 and organized in its present corporate form under the laws of the State of Delaware in 1936.

The Company is a worldwide manufacturer of filtration systems and replacement parts. The Company’s product mix includes air and liquid filtration systems and exhaust and emission control products. Products are manufactured at 39 plants around the world and through three joint ventures. The Company has two reporting segments; Engine Products and Industrial Products. Products in the Engine Products segment consist of air filtration systems, exhaust and emissions systems, liquid filtration systems and replacement parts. The Engine Products segment sells to original equipment manufacturers (“OEMs”) in the construction, mining, agriculture and transportation markets and to independent distributors, OEM dealer networks, private label accounts and large equipment fleets. Products in the Industrial Products segment consist of dust, fume and mist collectors, compressed air purification systems, liquid filtration systems, static and pulse-clean air filter systems for gas turbines, and specialized air filtration systems for diverse applications including computer disk drives. The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines and OEMs and end-users requiring clean air.

The table below shows the percentage of total net sales contributed by the principal classes of similar products for each of the last three fiscal years:

	Year Ended July 31

	2008	2007	2006

Engine Products segment
Off-Road Equipment Products (including Aerospace and Defense products)	20%	18%	18%
Transportation Products	6%	9%	11%
Aftermarket Products (including replacement part sales to the Company’s OEM’s)	29%	30%	29%
Industrial Products segment
Industrial Filtration Solutions Products	27%	27%	26%
Gas Turbine Systems Products	10%	8%	8%
Special Applications Products	8%	8%	8%

Financial information about segment operations appears in Note J in the Notes to Consolidated Financial Statements on page 49.

The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, available free of charge through its website, at www.donaldson.com, as soon as reasonably practicable after it electronically files such material with (or furnishes such material to) the Securities and Exchange Commission. Also available on the Company’s website are corporate governance documents, including the Company’s code of business conduct and ethics, corporate governance guidelines, Audit Committee charter, Human Resources Committee charter, and Corporate Governance Committee charter. These documents are available in print, free of charge to any shareholder who requests them. The information contained on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be part of this Form 10-K.

Seasonality

In general, the Company’s Engine and Industrial Products segments are not considered to be seasonal. However, a number of the Company’s end markets are dependent on the construction, agricultural and power generation industries, which are generally stronger in the second half of the Company’s fiscal year.

Competition

Principal methods of competition in both the Engine and Industrial Products segments are technology, price, geographic coverage, service and product performance. The Company competes in a number of highly competitive filtration markets in both segments. The Company believes it is a market leader in many of its product lines. The Company believes within the Engine Products segment it is a market leader in its Off-Road Equipment and Transportation Products lines for OEMs and is a significant participant in the aftermarket for replacement filters. The Engine Products segment’s principal competitors vary from country to country and include several large global competitors and regional competitors, especially in the Engine Aftermarket Products business. The Industrial Products segment’s principal competitors vary from country to country and include several large regional and global competitors and a significant number of smaller competitors who compete in a specific geographical region or in a limited number of product applications.

Raw Materials

The principal raw materials that the Company uses are steel, filter media and plastics. The Company purchases a variety of types of steel. For the first three quarters of Fiscal 2008 commodity prices were relatively stable compared to Fiscal 2007, but the Company began to experience an increase in the price of a number of commodities during the fourth quarter of Fiscal 2008. The Company experienced no significant supply problems in the purchase of its raw materials or commodities. The Company typically has multiple sources of supply for the raw materials essential to its business. The Company is not required to carry significant amounts of raw material inventory to secure supplier allotments. However, the Company does stock finished goods inventory at its regional distribution centers in order to meet anticipated Customer demand.

Patents and Trademarks

The Company owns various patents and trademarks, which it considers in the aggregate to constitute a valuable asset, including patents and trademarks for products sold under the Ultra-Web®, PowerCore®, and Donaldson® trademarks. However, it does not regard the validity of any one patent or trademark as being of material importance.

Major Customers

Sales to Caterpillar Inc. and its subsidiaries (“Caterpillar”) accounted for 10 percent of net sales in Fiscal 2008 and 2007, and 12 percent of net sales in Fiscal 2006. Caterpillar has been a customer of the Company for many years and it purchases many models and types of products for a variety of applications. Sales to the U.S. Government do not constitute a material portion of the Company’s business. There were no Customers over 10 percent of gross accounts receivable in Fiscal 2008 or 2007.

Backlog

At August 31, 2008, the backlog of orders expected to be delivered within 90 days was $415,078,000. Substantially all of this backlog is expected to be shipped during Fiscal 2009. The 90-day backlog at August 31, 2007 was $347,585,000. Backlog is one of many indicators of business conditions in the Company’s markets. However, it is not always indicative of future results for a number of reasons, including short lead times in the Company’s aftermarkets and the timing of orders in many of the Company’s OEM and industrial markets.

Research and Development

During Fiscal 2008, the Company spent $43,757,000 on research and development activities. Research and development expenses include basic scientific research and the application of scientific advances to the development of new and improved products and their uses. The Company spent $36,458,000 in Fiscal 2007 and $33,887,000 in Fiscal 2006 on research and development activities. Substantially all commercial research and development is performed in-house.

Environmental Matters

The Company does not anticipate any material effect on its capital expenditures, earnings or competitive position during Fiscal 2009 due to compliance with government regulations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

Employees

The Company employed over 12,700 persons in worldwide operations as of August 31, 2008.

Geographic Areas

Financial information about geographic areas appears in Note J of the Notes to Consolidated Financial Statements on page 49.

Item 1A. Risk Factors

There are inherent risks and uncertainties associated with our global operations that involve the design, manufacturing and sale of products for highly demanding applications. The risks and uncertainties associated with our business could adversely affect our operating performance and financial condition. The following discussion, along with discussions elsewhere in this report, outlines the risks and uncertainties that we believe are the most material to our business.

Operating internationally carries risks which could negatively affect our financial performance.

We have sales and manufacturing operations throughout the world, with the heaviest concentrations in North America, Europe and Asia. Our stability, growth and profitability are subject to a number of risks of doing business internationally that could harm our business, including:

•	political and military events,
•	legal and regulatory requirements, including import, export and defense regulations,
•	tariffs and trade barriers,
•	potential difficulties in staffing and managing local operations,
•	credit risk of local Customers and distributors,
•	difficulties in protecting intellectual property, and
•	local economic, political and social conditions, specifically in China and Thailand where we have significant investments.

Maintaining a competitive advantage requires continuing investment with uncertain returns.

We operate in highly competitive markets and have numerous competitors who may already be well established in those markets. We expect our competitors to continue improving the design and performance of their products and to introduce new products that could be competitive in both price and performance. We believe that we have certain technological advantages over our competitors, but maintaining these advantages requires us to continually invest in research and development, sales and marketing and Customer service and support. There is no guarantee that we will be successful in maintaining these advantages. We are currently making investments in emissions technology development and potential new emission systems products to meet the changing regulatory requirements worldwide. There is no guarantee that we will be successful in completing development or achieving sales of these products or that the margins on such products will be acceptable. Our financial performance may be negatively impacted if a competitor’s successful product innovation reaches the market before ours or gains broader market acceptance.

Several of our major OEM Customers manufacture filtration systems for their own use. Although these OEM Customers rely on us and other suppliers for some of their filtration systems, they sometimes choose to manufacture additional filtration systems for their own use. There is also a risk that a Customer could acquire one or more of our competitors.

We may be adversely impacted by changes in technology that could reduce or eliminate the demand for our products. These risks include:

•	Breakthroughs in technology which provide a viable alternative to diesel engines.
•	Reduced demand for disk drive products if flash memory or a similar technology which would eliminate the need for our filtration solutions.

We participate in highly competitive markets with pricing pressure. If we are not able to compete effectively our margins and results of operations could be adversely affected.

The businesses and product lines in which we participate are very competitive and we risk losing business based on a wide range of factors, including technology, price, delivery, product performance and Customer service. Large Customers continue to seek productivity gains and lower prices from their suppliers. We may lose business or negatively impact our margins if we are unable to deliver the best value to our Customers.

Demand for our products relies on economic and industrial conditions worldwide.

Demand for our products tends to respond to varying levels of construction, agricultural, mining and industrial activity in the United States and in other industrialized nations.

Sales to Caterpillar, Inc. and its subsidiaries accounted for 10 percent of our net sales in Fiscal 2008 and 2007. An adverse change in Caterpillar’s financial performance or a material reduction in our sales to it could negatively impact our operating results.

Changes in our product mix impacts our financial performance.

We sell products that have varying profit margins. Our financial performance can be impacted depending on the mix of products we sell during a given period.

Unavailable or higher cost materials could result in our Customers being dissatisfied.

We obtain raw material, including steel, filter media and plastics, and other components from third-party suppliers and tend to carry limited raw material inventories. An unanticipated delay in delivery by our suppliers could result in the inability to deliver on-time and meet the expectations of our Customers. This could negatively affect our financial performance.

Difficulties with the Company’s information technology systems could adversely affect the Company’s results.

The Company has many information technology systems that are important to the operation of its businesses. The Company could encounter difficulties in developing new systems or maintaining and upgrading existing systems. Such difficulties could lead to significant expenses due to disruption in business operations and could adversely affect the Company’s results.

Unfavorable fluctuations in foreign currency exchange rates could negatively impact our results and financial position.

We have operations in many countries. Each of our subsidiaries reports its results of operations and financial position in its relevant foreign currency, which is then translated into U.S. dollars. This translated financial information is included in our consolidated financial statements. The strengthening of the U.S. dollar in comparison to the foreign currencies of our subsidiaries could have a negative impact on our results and financial position.

Acquisitions may have an impact on our results.

We have made and continue to pursue acquisitions. We cannot guarantee that these acquisitions will have a positive impact on our results. These acquisitions could negatively impact our profitability due to operating and integration inefficiencies, the incurrence of debt, contingent liabilities and amortization expenses related to intangible assets. There are also a number of other risks involved in acquisitions. We could lose key existing Customers, have difficulties in assimilating the acquired operations, assume unanticipated legal liabilities or lose key employees.

Compliance with environmental laws and regulations can be costly.

We are subject to many environmental laws and regulations in the jurisdictions in which we operate. We routinely incur costs in order to comply with these laws and regulations. We may be adversely impacted by new or changing laws and regulations that affect both our operations and our ability to develop and sell products that meet our Customers’ requirements.

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

U.S. Facilities
Auburn, Alabama (E)
Riverbank, California (I)*
Dixon, Illinois
Frankfort, Indiana
Cresco, Iowa
Grinnell, Iowa (E)
Nicholasville, Kentucky
Bloomington, Minnesota
Chillicothe, Missouri (E)
St. Charles, Missouri* (E)
Philadelphia, Pennsylvania (I)
Greeneville, Tennessee
Maryville, Tennessee (I)
Baldwin, Wisconsin
Stevens Point, Wisconsin

Joint Venture Facilities
Champaign, Illinois (E)
Jakarta, Indonesia
Dammam, Saudi Arabia (I)

Third-Party Logistics Providers
Ontario, California**
Alsip, Illinois**
Plainfield, Indiana (I)**
New Hampton, Iowa**
Waterloo, Iowa (E)**
Greeneville, Tennessee (I)**
Singapore**

International Facilities
Wyong, Australia
Sao Paulo, Brazil (E)*
Athens, Canada (I)
Hong Kong, China*
Wuxi, China
Kadan, Czech Republic (I)
Klasterec, Czech Republic (E)
Domjean, France (E)
Paris, France (E)
Dulmen, Germany (E)
Flensburg, Germany (I)
Haan, Germany (I)
New Delhi, India
Ostiglia, Italy
Gunma, Japan
Aguascalientes, Mexico
Monterrey, Mexico
Cape Town, South Africa
Johannesburg, South Africa*
Barcelona, Spain (I)
Rayong, Thailand (I)
Hull, United Kingdom
Leicester, United Kingdom (I)

Distribution Centers
Brugge, Belgium
Rensselaer, Indiana
Aguascalientes, Mexico
Johannesburg, South Africa

The Company’s properties are utilized for both the Engine and Industrial Product segments except as indicated with an (E) for Engine or (I) for Industrial. The Company leases certain of its facilities, primarily under long-term leases. The facilities denoted with an asterisk (*) are leased facilities. In Wuxi, China, a portion of the operations are conducted in leased facilities. The Company uses third-party logistics providers for some of its product distribution and neither leases nor owns the facilities. The facilities denoted with two asterisks (**) are third-party logistics providers. The Company considers its properties to be suitable for their present purposes, well-maintained and in good operating condition.

Item 3.  Legal Proceedings

The Company is not currently subject to any pending litigation other than litigation which arises out of and is incidental to the conduct of the Company’s business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. The Company does not consider any of such proceedings that are currently pending to be likely to result in a material adverse effect on the Company’s financial position or results of operation.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the quarter ended July 31, 2008.

Executive Officers of the Registrant

Current information regarding executive officers is presented below. All terms of office are for one year. There are no arrangements or understandings between individual officers and any other person pursuant to which the officer was selected as an executive officer.

Name	Age	Positions and Offices Held	First Year Elected or Appointed as an Executive Officer

Tod E. Carpenter	49	Vice President, Europe and Middle East	2008
William M. Cook	55	Chairman, President and Chief Executive Officer	1994
Sandra N. Joppa	43	Vice President, Human Resources	2005
Norman C. Linnell	49	Vice President, General Counsel and Secretary	1996
Charles J. McMurray	54	Senior Vice President, Industrial Products	2003
Mary Lynne Perushek	50	Vice President and Chief Information Officer	2006
Lowell F. Schwab	60	Senior Vice President, Global Operations	1994
David W. Timm	55	Vice President, Asia-Pacific	2007
Thomas R. VerHage	55	Vice President and Chief Financial Officer	2004
Jay L. Ward	44	Senior Vice President, Engine Products	2006
Debra L. Wilfong	53	Vice President and Chief Technology Officer	2007

Mr. Carpenter joined the Company in 1996 and has held various positions, including Gas Turbine Systems General Manager from 2002 to 2004; General Manager, Industrial Filtration Systems (IFS) Sales from 2004 to 2006; General Manager, IFS Americas in 2006; and Vice President, Global IFS from 2006 to 2008. Mr. Carpenter was appointed Vice President, Europe and Middle East in August 2008.

Mr. Cook joined the Company in 1980 and has held various positions, including CFO and Senior Vice President, International from 2001 to 2004 and President and CEO from 2004 to 2005. Mr. Cook was appointed Chairman, President and CEO in July 2005.

Ms. Joppa was appointed Vice President, Human Resources and Communications in November 2005. Prior to that time Ms. Joppa held various positions at General Mills, a consumer food products company, from 1989 to 2005, including service as Director of Human Resources for several different operating divisions from 1999 to 2005.

Mr. Linnell joined the Company in 1996 as General Counsel and Secretary and was appointed Vice President, General Counsel and Secretary in 2000.

Mr. McMurray joined the Company in 1980 and has held various positions, including Director, Global Information Technology from 2001 to 2003; Vice President, Human Resources from 2004 to 2005; and Vice President, Information Technology, Europe, South Africa and Mexico from 2005 to 2006. Mr. McMurray became Senior Vice President, Industrial Products, in September 2006.

Ms. Perushek was appointed Vice President and Chief Information Officer in November 2006. Prior to that time, Ms. Perushek was Vice President of Global Information Technology at H.B. Fuller Company, a worldwide manufacturer of adhesive products, from 2005 to 2006 and Chief Information Officer for Young America Corporation, a marketing company, from 1999 to 2004.

Mr. Schwab joined the Company in 1977 and has held various positions, including Senior Vice President, Operations from 1994 to 2004 and Senior Vice President, Engine Products from 2004 to 2008. Mr. Schwab was appointed Senior Vice President, Global Operations, effective August 2008.

Mr. Timm joined the Company in 1983 and has held various positions, including General Manager, Disk Drive from 1995 to 2005 and General Manager, Gas Turbine Systems Products from 2005 to 2006. Mr. Timm was appointed Vice President, Asia-Pacific in December 2006.

Mr. VerHage was appointed Vice President and Chief Financial Officer in March 2004. Prior to that time, Mr. VerHage was a partner for Deloitte & Touche, LLP, an international accounting firm, from 2002 to 2004.

Mr. Ward joined the Company in 1998 and has held various positions, including Director, Operations from 2001 to 2003; Director, Product and Business Development, IFS Group from 2003 to 2004; Managing Director, Europe from 2004 to 2006; and Vice President, Europe and Middle East from 2006 to 2008. Mr. Ward was appointed Senior Vice President, Engine Products in August 2008.

Ms. Wilfong was appointed Vice President and Chief Technology Officer in May 2007. Prior to that time, Ms. Wilfong held various director positions in research and development at 3M Company, an international consumer products company, from 2000 to 2007, most recently as Director, Research and Development for the 3M Automotive Division from 2006 to 2007.

Effective August 1, 2008, Mr. William L. Vann retired as Vice President, NAFTA Operations.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common shares of the Company are traded on the New York Stock Exchange under the symbol DCI. The amount and frequency of all cash dividends declared on the Company’s common stock for Fiscal 2008 and 2007 appear in Note L of the Notes to Consolidated Financial Statements on page 53. As of September 23, 2008, there were 1,853 shareholders of record of common stock.

The low and high sales prices for the Company’s common stock for each full quarterly period during Fiscal 2008 and 2007 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal 2007	$31.83 — 38.97	$33.60 — 38.74	$34.38 — 38.89	$34.11 — 38.40
Fiscal 2008	$34.40 — 44.59	$35.14 — 48.40	$38.83 — 44.29	$40.95 — 52.33

The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended July 31, 2008.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

May 1-May 31, 2008	6,719	$50.23	—	2,274,282
June 1-June 30, 2008	1,552	$51.55	—	2,274,282
July 1-July 31, 2008	542,072	$42.28	542,072	1,732,210
Total	550,343	$42.40	542,072	1,732,210

(1)	On March 31, 2006, the Company announced that the Board of Directors authorized the repurchase of up to 8.0 million shares of common stock. This repurchase authorization, which is effective until terminated by the Board of Directors, replaced the existing authority that was authorized on January 17, 2003. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the quarter ended July 31, 2008. However, the “Total Number of Shares Purchased” column of the table above includes 8,271 previously owned shares tendered by option holders in payment of the exercise price of options. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of exercising stock options or payment of equity-based awards.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Donaldson Company, Inc., The S&P 500 Index
And The S&P Industrial Machinery Index

	Year ended July 31,

	2008	2007	2006	2005	2004	2003

Donaldson Company, Inc.	$193.62	$154.63	$138.35	$135.71	$110.09	$100.00
S&P 500	140.44	157.97	136.02	129.07	113.17	100.00
S&P Industrial Machinery	173.67	190.10	147.10	140.47	129.63	100.00

Item 6.  Selected Financial Data

The following table sets forth selected financial data for each of the fiscal years in the five-year period ended July 31, 2008 (in millions, except per share data):

	Year ended July 31,

	2008	2007	2006	2005	2004

Net Sales	$2,232.5	$1,918.8	$1,694.3	$1,595.7	$1,415.0
Income from continuing operations	172.0	150.7	132.3	110.6	106.3
Diluted earnings per share	2.12	1.83	1.55	1.27	1.18
Total assets	1,548.6	1,319.0	1,124.1	1,111.8	1,001.6
Long-term obligations	176.5	129.0	100.5	103.3	70.9
Cash dividends declared per share	0.430	0.370	0.410	0.180	0.213
Cash dividends paid per share	0.420	0.360	0.320	0.235	0.205

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operation

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report.

Overview

The Company manufactures filtration systems and replacement parts. The Company’s core strengths are leading filtration technology, strong Customer relationships and global presence. The Company operates through two reporting segments, Engine Products and Industrial Products, and has a product mix including air and liquid filters and exhaust and emission control products. As a worldwide business, the Company’s results of operations are affected by global industrial and economic factors. The Company’s diversity between its original equipment and replacement parts Customers, its diesel engine and industrial end markets, and its North American and international end markets has helped to limit the impact of any one of these factors on the consolidated results of the Company. The continued strong demand in many of the Company’s end markets combined with strong international growth in both reporting segments drove record earnings in Fiscal 2008.

The Company reported record sales in Fiscal 2008 of $2.233 billion, up 16.3 percent from $1.919 billion in the prior year. The Company’s results were positively impacted by foreign currency translation. The impact of foreign currency translation increased sales by $122.5 million. Excluding the current year impact of foreign currency translation, worldwide sales increased 10.0 percent during the year.

Although net sales excluding foreign currency translation is not a measure of financial performance under GAAP, the Company believes it is useful in understanding its financial results and provides a comparable measure for understanding the operating results of the Company between different fiscal periods excluding the impact of foreign currency translation. The following is a reconciliation to the most comparable GAAP financial measure of this non-GAAP financial measure (in millions):

	July 31, 2008	July 31, 2007

Net sales, excluding foreign currency translation	$2,110.0	$1,871.6
Foreign currency translation impact	122.5	47.2

Net sales	$2,232.5	$1,918.8

Gross margin of 32.5 percent was up from the gross margin of 31.5 percent in the prior year. The primary drivers for the improved gross margin include higher production volumes, a favorable product mix, cost controls and productivity improvements. Partially offsetting these improvements were higher than expected distribution costs associated with the implementation of a new warehouse management system and higher material costs from both steel and petroleum based products. The Company expects that the impact of commodity costs in Fiscal 2009 will be more significant, but plans to mitigate this impact through price increases and further cost containment efforts.

Operating expenses for Fiscal 2008 were $480.1 million or 21.5 percent of sales, up from $393.8 million or 20.5 percent in the prior year. The increases were driven by investments in research and development to support essential product development initiatives for the development of next generation products and technologies. The Company also increased investment in information technology to improve its Customer support capabilities and enhance its internal system infrastructure capabilities.

Although not as large as the impact on net sales, the Company’s net earnings were also positively impacted by foreign currency translation. The impact of foreign currency translation during the year increased net earnings by $12.9 million. Excluding the current year impact of foreign currency translation, net earnings increased 5.5 percent.

Although net earnings excluding foreign currency translation is not a measure of financial performance under GAAP, the Company believes it is useful in understanding its financial results and provides a comparable measure for understanding the operating results of the Company between different fiscal periods excluding the impact of foreign currency translation. The following is a reconciliation to the most comparable GAAP financial measure of this non-GAAP financial measure (in millions):

	July 31, 2008	July 31, 2007

Net earnings, excluding foreign currency translation	$159.1	$145.6
Foreign currency translation impact, net of tax	12.9	5.1

Net earnings	$172.0	$150.7

The Company reported record diluted earnings per share of $2.12, a 15.8 percent increase from $1.83 in the prior year.

Following is financial information for the Company’s Engine and Industrial Products segments. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments and interest income and expense. See further discussion of segment information in Note J of the Company’s Notes to Consolidated Financial Statements.

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company

	(thousands of dollars)
2008
Net sales	$1,229,171	$1,003,350	$—	$2,232,521
Earnings before income taxes	158,931	102,420	(25,188)	236,163
2007
Net sales	$1,084,262	$834,566	$—	$1,918,828
Earnings before income taxes	140,762	80,321	(16,222)	204,861
2006
Net sales	$991,554	$702,773	$—	$1,694,327
Earnings before income taxes	135,994	65,550	(12,377)	189,167

During Fiscal 2008, the Company’s Engine Products segment net sales decreased as a percent of total net sales to 55.1 percent compared to 56.5 percent in the prior year. For the Company’s Industrial Products segment, net sales as a percent of total net sales increased to 44.9 percent from 43.5 percent in the prior year.

Factors within the Company’s reporting segments that contributed to the Company’s results for Fiscal 2008 included strong business conditions within the Engine Products segment in Europe and Asia, partially offset by weaker Transportation Products sales in the United States. Specifically, strength in heavy construction, mining and agriculture equipment increased Off-Road Equipment Products sales worldwide. Additionally, geographic expansion and high equipment utilization rates drove Aftermarket Products sales growth. In the Industrial Products segment, demand has been strong worldwide but especially in Europe and Asia, where manufacturing investment and production utilization conditions have been good. Worldwide sales in Gas Turbine Products were higher than the prior year primarily due to high demand for power generation capacity as well as continued strength in the oil and gas industry. Sales of Special Applications Products were strong with continued robust demand for disk drive filters and PTFE membranes. Both the Engine and Industrial Products segments also benefited from recent acquisitions including LMC West, Inc. in February 2008, Rawsen Equipment (Pty) Limited in June 2007 and Aerospace Filtration Systems, Inc. in March 2007.

Following are net sales by product within the Engine Products segment and Industrial Products segment:

	2008	2007	2006

	(thousands of dollars)
Engine Products segment:
Off-Road Products*	$448,681	$352,065	$308,175
Transportation Products	123,146	166,370	184,303
Aftermarket Products**	657,344	565,827	499,076

Total Engine Products segment	1,229,171	1,084,262	991,554

Industrial Products segment:
Industrial Filtration Solutions Products	600,526	515,022	440,230
Gas Turbine Products	213,138	158,025	121,194
Special Applications Products	189,686	161,519	141,349

Total Industrial Products segment	1,003,350	834,566	702,773

Total Company	$2,232,521	$1,918,828	$1,694,327

*	Includes Aerospace and Defense products.
**	Includes replacement part sales to the Company’s original equipment manufacturers.

Outlook

The Company expects 10 to 12 percent sales growth in Fiscal 2009 for sales in its Engine Products segment. The Company expects its United States Transportation Products sales to begin growing in the second half of Fiscal 2009 in advance of the next round of diesel emission regulations. Build rates in Europe and Japan are expected to continue with modest growth. Residential construction markets are expected to remain weak in the United States, Mexico, Canada and Western Europe. However, high commodity prices and global infrastructure projects are expected to keep demand strong for the Company’s mining, heavy construction and agriculture equipment end markets. Aftermarket Products sales are expected to grow with the Company’s recent expansion into new geographies and strong equipment utilization internationally. The Company also expects to continue benefiting from an increasing amount of equipment using the Company’s PowerCore™ technology and other proprietary filtration systems.

The Company expects 8 to 10 percent sales growth in Fiscal 2009 for its Industrial Products segment. Industrial Filtration Solutions Products sales are expected to grow 8 to 12 percent due to continued global manufacturing investment conditions and growing demand for the Company’s new products. The Company expects Gas Turbine Products sales growth of 5 to 10 percent due to continued strength in the international power generation and oil and gas markets. Special Applications Products sales are expected to grow 5 to 10 percent, driven by growth primarily in the Company’s membrane products sales.

The Company’s outlook is for full year sales to be up 9 to 11 percent. The Company expects a minimum operating margin of 11 percent for the full year. The full year tax rate is expected to be between 29 and 32 percent. Although the outlook assumes that exchange rates will remain at fiscal year end levels through Fiscal 2009, the Company expects that the impact of foreign currencies may negatively impact the financial results in U.S. dollars.

Fiscal 2008 Compared to Fiscal 2007

Engine Products Segment    The Engine Products segment sells to OEMs in the construction, mining, agriculture and transportation markets and to independent distributors, OEM dealer networks, private label accounts and large equipment fleets. Products include air filtration systems, exhaust and emissions systems, liquid filtration systems and replacement filters.

Sales for the Engine Products segment were $1.229 billion, an increase of 13.4 percent from $1.084 billion in the prior year, reflecting increases in the Off-Road and Aftermarket Products businesses, partially offset by decreased Transportation Products sales in the NAFTA region.

Worldwide sales of Off-Road Products were $448.7 million, an increase of 27.4 percent from $352.1 million in the prior year. Sales in the United States showed an increase of 27.1 percent, primarily driven by the impact of the acquisition of Aerospace Filtration Systems, Inc. in March of Fiscal 2007 and robust sales in the Company’s defense business due to the combination of replacement parts sales growth, new vehicle programs (including the Mine Resistant Ambush Protected armored vehicles) and retrofit programs for the Abrams Tank and military helicopters including the Black Hawk. In addition, strong sales in agriculture, mining and non-residential construction markets more than offset a decrease in residential construction markets. Internationally, sales of Off-Road Products were up 27.8 percent from the prior year, with sales increasing in both Europe and Asia by 24.4 percent and 36.3 percent, respectively, reflecting strength in the heavy construction market and increased demand for mining and agricultural equipment internationally.

Worldwide sales of Transportation Products were $123.1 million, a decrease of 26.0 percent from $166.4 million in the prior year. Transportation Products sales in the United States decreased 43.3 percent from the prior year as a result of lower new truck build rates at the Company’s Customers following the implementation of the 2007 Environmental Protection Agency diesel emission regulations. International Transportation Products sales increased 14.9 percent from the prior year. Transportation Products sales in Europe benefited from stronger build rates resulting in a sales increase of 28.1 percent.

Worldwide Engine Aftermarket Products sales of $657.3 million increased 16.2 percent from $565.8 million in the prior year. Sales in the United States increased 4.6 percent over the prior year. International sales increased 28.4 percent with sales increasing in Europe, Asia and Mexico by 25.3 percent, 23.5 percent and 77.0 percent, respectively. The large percentage increase in Mexico is partially a result of transferring some Customer relationships to the Company’s Mexican subsidiary from the United States to better serve the Company’s Customers. Geographic expansion and high equipment utilization rates contributed to the overall increases. In addition, sales continue to benefit from the increasing amount of equipment in the field with the Company’s PowerCore™ filtration systems. Sales of PowerCore™ replacement filters increased 58.9 percent over the prior year.

Industrial Products Segment    The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines, and OEMs and end-users requiring highly purified air. Products include dust, fume and mist collectors, compressed air purification systems, liquid filters and parts, static and pulse-clean air filter systems, PTFE membrane and laminates, and specialized air filtration systems for applications including computer disk drives.

Sales for the Industrial Products segment were $1,003.4 million, an increase of 20.2 percent from $834.6 million in the prior year, resulting from stronger sales in Industrial Filtration Solutions Products, Special Application Products and Gas Turbine Systems Products across all regions.

Worldwide sales of Industrial Filtration Solutions Products of $600.5 million increased 16.6 percent from $515.0 million in the prior year. Sales in the United States, Europe, Asia and South Africa increased 9.9 percent, 22.0 percent, 16.5 percent and 25.0 percent, respectively. U.S. sales included the impact of the acquisition of LMC West, Inc. in February of Fiscal 2008. Demand was strong worldwide but specifically in Europe, where manufacturing investment conditions were favorable throughout the fiscal year.

Worldwide sales of Gas Turbine Products were $213.1 million, an increase of 34.9 percent from $158.0 million in the prior year. Growth globally has been strong in both the power generation and oil and gas markets. The Gas Turbine Products sales are typically large systems and, as a result, the Company’s shipments and revenues fluctuate from quarter to quarter.

Worldwide sales of Special Applications Products were $189.7 million, a 17.4 percent increase from $161.5 million in the prior year. Sales in the United States, Europe, and Asia increased 8.3 percent, 25.3 percent, and 17.8 percent, respectively, from the prior year as sales of disk drive filters and PTFE membranes remained strong.

Consolidated Results    The Company reported record net earnings for Fiscal 2008 of $172.0 million compared to $150.7 million in Fiscal 2007, an increase of 14.1 percent. Diluted net earnings per share was a record $2.12, up 15.8 percent from $1.83 in the prior year. The Company’s operating income of $245.8 million increased from prior year operating income of $211.1 million by 16.4 percent. Operating income in the Engine Products segment as a percent of total operating income decreased to 61.1 percent from 62.9 percent in the prior year. Operating income in the Industrial Products segment as a percent of total operating income of 42.1 percent increased from the prior year of 37.8 percent. International operating income, prior to corporate expense allocations, totaled 89.4 percent of consolidated operating income in Fiscal 2008 as compared to 77.7 percent in Fiscal 2007. Of the Fiscal 2008 international operating income, prior to corporate expense allocations, Europe contributed 48.4 percent while Asia contributed 42.4 percent. Total international operating income increased 34.0 percent from the prior year. This increase is attributable to stronger foreign currencies, the favorable impact of new plants globally and overall strong business conditions.

Gross margin for Fiscal 2008 was 32.5 percent, an increase from 31.5 percent in the prior year. The primary drivers for the improved gross margin include higher production volumes, a favorable product mix, cost controls and productivity improvements. Partially offsetting the improvements were higher than expected distribution costs associated with implementing the investments made to increase the Company’s distribution capabilities and higher purchased commodity costs. During the second quarter, the Company began utilizing a new warehouse management system at its main U.S. distribution center. The Company encountered start-up challenges during the transition to the new system. There were incremental expenses related to refining the system which resulted in $7.6 million in unanticipated charges for the year. Gross margin in Fiscal 2007 was also negatively impacted by a higher mix of systems sales versus replacement part sales and higher than expected distribution costs in Europe from the integration of a new distribution capacity while Customer demand ramped up beyond expectations. Plant rationalization and start-up costs for new facilities were $0.6 million in Fiscal 2008, down from $5.3 million in the prior year. Operating expenses for Fiscal 2008 were $480.1 million or 21.5 percent of sales, up from $393.8 million or 20.5 percent in the prior year. This increase was driven by the impact of foreign exchange as well as investments in research and development to support essential product development initiatives and the development of next generation technologies and products across many product lines. The Company also increased its investment in information technology to improve Customer support capabilities and enhance its internal system infrastructure capabilities.

Interest expense of $16.6 million increased $2.0 million from $14.6 million in the prior year as a result of increased borrowing costs associated with the increases in working capital and the Aerospace Filtration Systems, Inc. acquisition in March of 2007. Net other income totaled $6.9 million in Fiscal 2008 compared to $8.3 million in the prior year. Components of other income for Fiscal 2008 were as follows: interest income of $1.5 million, earnings from non-consolidated joint ventures of $1.9 million, royalty income of $7.6 million, charitable donations of $0.9 million, foreign exchange losses of $3.1 million and other miscellaneous income and expense items resulting in expenses of $0.1 million.

The effective income tax rate for Fiscal 2008 was 27.2 percent. The effective income tax rate for Fiscal 2007 was 26.4 percent. The Company’s Fiscal 2008 tax rate benefited from the effect of changes in foreign statutory tax rates on outstanding deferred tax positions and reduced state tax expense due to lower U.S. earnings. U.S. earnings were also a significantly lower percentage of total earnings, emphasizing the fact that the average tax rate continues to reflect the significant contribution from the Company’s international operations, the majority of which have statutory tax rates below those of the U.S. Offsetting these favorable effects, the Company’s Fiscal 2008 tax rate was also impacted by a reduced U.S. dividends received deduction, a reduced benefit from the repatriation of foreign earnings, the expiration of some foreign tax incentives, and the expiration of the U.S. Research and Experimentation credit. The Company expects that the tax rate will be between 29 and 32 percent in Fiscal 2009.

Total backlog at July 31, 2008 was $771.2 million, up 25.2 percent from the same period in the prior year. Backlog is one of many indicators of business conditions in the Company’s markets. However, it is not always indicative of future results for a number of reasons, including short lead times in the Company’s aftermarket businesses and the timing of receipt of orders in many of the Company’s OEM and industrial markets. In the Engine Products segment, total open order backlog increased 24.9 percent from the prior year. In the Industrial Products segment, total open order backlog increased 25.6 percent from the prior year. Because some of the change in backlog can be attributed to a change in the ordering patterns of the Company’s Customers and/or the impact of foreign exchange translation rates, it may not necessarily correspond to higher future sales.

Fiscal 2007 Compared to Fiscal 2006

Engine Products Segment    Sales for the Engine Products segment were $1.084 billion, an increase of 9.3 percent from $991.6 million in the prior year, reflecting increases in the worldwide Off-Road and Aftermarket Products businesses partially offset by decreased Transportation Products sales in the United States.

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

Worldwide sales of Transportation Products were $166.4 million, a decrease of 9.7 percent from $184.3 million in the prior year. Transportation Products sales in the United States decreased 14.9 percent from the prior year as a result of the new EPA emissions standards which resulted in lower new truck build rates at the Company’s Customers. International Transportation Products sales increased 5.3 percent from the prior year. Strong sales in Europe resulted in an increase of 9.9 percent from stronger build rates due to economic growth and increased market share.

Worldwide Engine Aftermarket Products sales of $565.8 million increased 13.4 percent from $499.1 million in the prior year. Sales in the United States increased 6.8 percent over the prior year while international sales increased 21.3 percent with sales increasing in Europe, Asia and Mexico by 28.2 percent, 13.7 percent and 29.9 percent, respectively. Equipment utilization remained high in all regions driving demand for replacement filters. Geographic expansion also contributed to the increases internationally.

Industrial Products Segment    Sales for the Industrial Products segment were $834.6 million, an increase of 18.8 percent from $702.8 million in the prior year resulting from stronger sales of all products across all regions.

Within the Industrial Products segment, worldwide sales of Industrial Filtration Solutions Products of $515.0 million increased 17.0 percent from $440.2 million in the prior year. Sales in the United States, Europe, Asia, South Africa and Mexico increased 7.2 percent, 24.9 percent, 18.8 percent, 27.7 percent and 25.5 percent, respectively. Demand has been strong worldwide but specifically in Europe where manufacturing investment conditions were good throughout Fiscal 2007.

Worldwide sales of Gas Turbine Products were $158.0 million, an increase of 30.4 percent from $121.2 million in the prior year as the demand for power generation remained strong internationally where there is a deficit of power generation capacity. High levels of activity in the oil and gas industry generated increased demand for small turbines and replacement filters.

Worldwide sales of Special Applications Products were $161.5 million, a 14.3 percent increase from $141.3 million in the prior year. Sales in the United States, Europe, and Asia increased 30.3 percent, 17.1 percent, and 11.4 percent, respectively, from the prior year due primarily to strength in the end markets served by the Company’s membrane product line.

Consolidated Results    The Company reported record net earnings for Fiscal 2007 of $150.7 million compared to $132.3 million in Fiscal 2006, an increase of 13.9 percent. Diluted net earnings per share was a record $1.83, up 18.1 percent from $1.55 in the prior year. The Company’s operating income of $211.1 million increased from prior year operating income of $192.8 million by 9.5 percent. Operating income in the Engine Products segment as a percent of total operating income decreased to 62.9 percent from 67.7 percent in the prior year. Operating income in the Industrial Products segment as a percent of total operating income of 37.8 percent increased from the prior year of 33.6 percent. International operating income, prior to corporate expense allocations, totaled 77.7 percent of consolidated operating income in

Fiscal 2007 as compared to 77.2 percent in Fiscal 2006. Of the Fiscal 2007 international operating income, prior to corporate expense allocations, Europe contributed 44.8 percent while Asia contributed 49.7 percent. Total international operating income increased 10.2 percent from the prior year. This increase is attributable to strong sales of Special Applications Products and Gas Turbine Systems Products.

Gross margin for Fiscal 2007 was 31.5 percent, a decrease from 32.9 percent in the prior year. A number of factors combined to lower the gross margin for the year, including higher than expected global distribution costs due to increased Customer demand, some lower margin Gas Turbine System Products and Industrial Filtration Solutions Products sales as well as some process inefficiencies. Gross margin was negatively impacted by higher than expected distribution costs associated with implementing the investments made to increase the Company’s distribution capacity and capabilities. Plant rationalization and start-up costs for new facilities were $5.3 million in Fiscal 2007, down from $5.4 million in the prior year. Operating expenses for Fiscal 2007 were $393.8 million or 20.5 percent of sales, up from $363.8 million or 21.5 percent in the prior year. While operating expenses were up in total dollars, the amount as a percent of sales was down due to a gain in operating leverage with revenue increases and continued cost containment efforts.

Interest expense of $14.6 million increased $4.7 million from $9.9 million in the prior year as a result of investments in working capital, the Aerospace Filtration Systems, Inc. acquisition in March 2007, and continued capital investments. Net other income totaled $8.3 million in Fiscal 2007 compared to $6.3 million in the prior year. Components of other income for Fiscal 2007 were as follows: interest income of $1.1 million, earnings from non-consolidated joint ventures of $5.9 million, charitable donations of $0.4 million, foreign exchange gains of $0.2 million and other miscellaneous income and expense items resulting in income of $1.5 million.

The effective income tax rate for Fiscal 2007 was 26.4 percent. The effective income tax rate for Fiscal 2006 was 30.1 percent. In the fourth quarter of Fiscal 2006, the Company recognized a $3.6 million tax charge for the additional $80.0 million foreign earnings repatriation plan approved pursuant to the American Jobs Creation Act of 2004. The favorable comparison for Fiscal 2007 is primarily due to the tax charge mentioned above plus an additional $3.1 million of discrete items in Fiscal 2007 compared to Fiscal 2006 related to the reinstatement of the Research and Experimentation Tax Credit, the favorable resolution of some open foreign and state tax positions, the expiration of the statute of limitations on certain matters previously reserved, and the tax benefit from dividends received from foreign subsidiaries.

Total backlog at July 31, 2007 was $616.1 million, up 19.2 percent from the same period in the prior year. Backlog is one of many indicators of business conditions in the Company’s markets. However, it is not always indicative of future results for a number of reasons, including short lead times in the Company’s aftermarkets and the timing of receipt of orders in many of the Company’s original equipment and industrial markets. In the Engine Products segment, total open order backlog increased 9.3 percent from the prior year. In the Industrial Products segment, total open order backlog increased 38.0 percent from the prior year. Because some of the change in backlog can be attributed to a change in the ordering patterns of the Company’s Customers, it may not necessarily correspond to higher future sales.

Liquidity and Capital Resources

Financial Condition    At July 31, 2008, the Company’s capital structure was comprised of $145.1 million of current debt, $176.5 million of long-term debt and $740.0 million of shareholders’ equity. The Company had cash and cash equivalents of $83.4 million at July 31, 2008. The ratio of long-term debt to total capital was 19.3 percent and 17.1 percent at July 31, 2008 and 2007, respectively.

Total debt outstanding increased $35.8 million for the year to $321.5 million outstanding at July 31, 2008. Short-term borrowings outstanding at the end of the year were $16.3 million higher as compared to the prior year, and long-term debt increased $19.5 million (including current maturities) from the prior year.

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

The following table summarizes the Company’s cash obligations as of July 31, 2008 for the years indicated (thousands of dollars):

		Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt obligations	$180,997	$5,105	$10,361	$41,599	$123,932
Capital lease obligations	1,147	564	382	201	—
Interest on long-term debt obligations	64,441	9,152	16,145	12,865	26,279
Operating lease obligations	24,115	10,270	9,958	3,769	118
Purchase obligations(1)	168,434	161,307	7,127	—	—
Pension and deferred compensation(2)	29,701	2,643	4,457	3,133	19,468

Total(3)	$468,835	$189,041	$48,430	$61,567	$169,797

(1)	Purchase obligations consist primarily of inventory, tooling, contract employment services and capital expenditures. The Company’s purchase orders for inventory are based on expected Customer demand, and quantities and dollar volumes are subject to change.
(2)	Pension and deferred compensation consists of long-term pension liabilities and salary and bonus deferrals elected by certain executives under the Company’s deferred compensation plan. Deferred compensation balances earn interest based on a treasury bond rate as defined by the plan and are payable at the election of the participants.
(3)	In addition to the above contractual obligations, the Company may be obligated for additional cash outflows of $32.0 million of potential tax obligations. The payment and timing of any such payments is affected by the ultimate resolution of the tax years that are under audit or remain subject to examination by the relevant taxing authorities, and are therefore not currently capable of estimation by period.

As a result of its current over-funded status (see Note F in the Notes to Consolidated Financial Statements on page 39), the Company does not have a minimum required contribution under the Pension Benefit Guarantee Corporation requirements for its U.S. pension plans for Fiscal 2009. As a result, there is no current intention to make a U.S. pension contribution in Fiscal 2009. For its non-U.S. pension plans, the Company estimates that it will contribute approximately $5.0 million in Fiscal 2009 based upon the local government prescribed funding requirements. Future estimates of the Company’s pension plan contributions may change significantly depending on the actual rate of return on plan assets, discount rates and regulatory requirements.

The Company has a five-year, multi-currency revolving facility with a group of banks under which the Company may borrow up to $250 million. On April 2, 2007, the Company amended and renewed the revolving credit facility. The amendment extended the maturity date of the facility to April 2, 2012 and increased the capacity to $250 million. There were no other material changes in terms and conditions at that time. On March 18, 2008, the Company extended the expiration date of the facility by one year to April 2, 2013. No other changes were made to the facility at that time. The agreement provides that loans may be made under a selection of currencies and rate formulas, including Base Rate Advances or Off Shore Rate Advances. The interest rate on each advance is based on certain market interest rates and leverage ratios. Facility fees and other fees on the entire loan commitment are payable over the duration of this facility. There was $70.0 million outstanding at July 31, 2008 and $20.0 million outstanding at July 31, 2007, leaving $161.5 million and $230.0 million available for further borrowing under such facilities at July 31, 2008 and July 31, 2007, respectively. The weighted average interest rate on these short-term borrowings outstanding at July 31, 2008 and 2007 was 2.73 percent and 5.59 percent, respectively.

The Company also has three agreements in the United States under uncommitted credit facilities, which provide unsecured borrowings for general corporate purposes. At July 31, 2008 and 2007, there was $70.0 million available for use. There was $28.0 million and $34.1 million outstanding under these facilities at July 31, 2008 and 2007, respectively. The weighted average interest rate on these short-term borrowings outstanding at July 31, 2008 and 2007 was 2.79 percent and 5.58 percent, respectively.

The Company also has a €100 million program for issuing treasury notes for raising short, medium and long-term financing for its European operations. There was nothing outstanding at July 31, 2008 and €22.7 million, or $31.1 million, outstanding as of July 31, 2007. The weighted average interest rate on these short-term issuances at July 31, 2007 was 4.27 percent. Additionally, the Company’s European operations have lines of credit in the amount of €96.5 million. As of July 31, 2008, there was €23.5 million, or $36.9 million, outstanding. As of July 31, 2007, there was €26.0 million, or $35.6 million outstanding. The weighted average interest rate of these short-term borrowings outstanding at July 31, 2008 and 2007 was 5.60 and 5.52 percent, respectively.

Other international subsidiaries may borrow under various credit facilities. As of July 31, 2008 and 2007, borrowings under these facilities were $4.5 million and $2.4 million, respectively. The weighted average interest rate on these international borrowings outstanding at July 31, 2008 and 2007 was 2.88 percent and 3.90 percent, respectively.

Certain note agreements contain debt covenants related to working capital levels and limitations on indebtedness. As of July 31, 2008, the Company was in compliance with all such covenants.

Also, at July 31, 2008 and 2007, the Company had outstanding standby letters of credit totaling $18.5 million and $16.5 million, respectively, upon which no amounts had been drawn. The letters of credit guarantee payment to third parties in the event the Company is in breach of a specified bond financing agreement and insurance contract terms as detailed in each letter of credit.

Shareholders’ equity increased $115.3 million in Fiscal 2008 to $740.0 million at July 31, 2008. The increase was primarily due to current year earnings of $172.0 million and an increase in accumulated other comprehensive income of $42.9 million primarily resulting from increases due to foreign currency translation of $57.2 million partially offset by $14.7 million of adjustments related to the pension liability as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 (R) (“SFAS 158”). There were also increases of $26.7 million of stock option and other stock activity, offset by $92.2 million of treasury stock repurchases and $33.6 million of dividend declarations.

Cash Flows    During Fiscal 2008, $173.5 million of cash was generated from operating activities, compared with $117.0 million in Fiscal 2007 and $156.7 million in Fiscal 2006. Operating cash flows in Fiscal 2008 increased by $56.5 million from the prior year, primarily due to increases in net earnings of $21.2 million and increases in trade accounts payable and other accrued expenses of $33.9 million partially offset by increases in inventory and accounts receivable. In addition to cash generated from operating activities, the Company increased its outstanding short-term debt during the year by $12.5 million and net long-term debt by $17.2 million. Cash flow generated by operations and increased debt levels were used primarily to support $70.8 million of net capital expenditures, $92.2 million for stock repurchases and $33.0 million for dividend payments. Cash and cash equivalents increased $28.1 million during Fiscal 2008.

Net capital expenditures for property, plant and equipment totaled $70.8 million in Fiscal 2008, $76.6 million in Fiscal 2007 and $77.6 million in Fiscal 2006. Net capital expenditures is comprised of purchases of property, plant, and equipment of $72.1 million, $77.4 million, and $81.3 million in Fiscal 2008, 2007 and 2006, respectively, partially offset by proceeds from the sale of property, plant, and equipment of $1.3 million, $0.8 million, and $3.7 million in Fiscal 2008, 2007 and 2006, respectively. Fiscal 2008 capital expenditures primarily related to new plant capacity additions and productivity enhancing investments at various plants worldwide.

Capital spending in Fiscal 2009 is planned at $70.0 million to $80.0 million. Significant planned expenditures include the expansion of two manufacturing facilities in India and Thailand and expansion of the Company’s research and development capabilities in Leuven, Europe. It is anticipated that Fiscal 2009 capital expenditures will be financed primarily by cash on hand, cash generated from operations and existing lines of credit.

The Company expects that cash generated by operating activities will exceed $190 million in Fiscal 2009. At July 31, 2008, the Company had $83.4 million cash, $203.5 million available under existing credit facilities in the United States, €173.0 million, or $271.7 million, available under existing credit facilities in Europe and $44.3 million available under various credit facilities and currencies in Asia and the rest of the world. The Company believes that the combination of existing cash, available credit under existing credit facilities and the expected cash generated by operating activities will be adequate to meet cash requirements for Fiscal 2009, including debt repayment, issuance of anticipated dividends, share repurchase activity and capital expenditures.

Dividends    The Company’s dividend policy is to maintain a payout ratio, which allows dividends to increase with the long-term growth of earnings per share. The Company’s dividend payout ratio target is 25 percent to 30 percent of the average earnings per share of the last three years.

Share Repurchase Plan    In Fiscal 2008, the Company repurchased 2.2 million shares of common stock for $92.2 million under the share repurchase plan authorized in March 2006 at an average price of $41.06 per share. The Company repurchased 2.2 million shares for $76.9 million in Fiscal 2007. The Company repurchased 3.8 million shares for $118.9 million in Fiscal 2006. As of July 31, 2008, the Company had remaining authorization to repurchase 1.7 million shares under this plan.

Off-Balance Sheet Arrangements    The Company does not have any off-balance sheet arrangements, with the exception of the guarantee of 50 percent of certain debt of its joint venture, Advanced Filtration Systems, Inc. as further discussed in Note K of the Company’s Notes to Consolidated Financial Statements. As of July 31, 2008, the joint venture had $17.0 million of outstanding debt. The Company does not believe that this guarantee will have a current or future effect on its financial condition, results of operation, liquidity or capital resources.

Environmental Matters    The Company establishes reserves as appropriate for probable environmental liabilities and will continue to accrue reserves in appropriate amounts. While uncertainties exist with respect to the amounts and timing of the Company’s ultimate environmental liabilities, management believes that such liabilities, individually and in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.

New Accounting Standards    In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). The portion of the statement that requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position was adopted in Fiscal 2007 with minimal impact. SFAS 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. That provision will require the Company to change its measurement date from April 30 to July 31 beginning with Fiscal 2009.

The Company’s accounting for income taxes in Fiscal 2008 was affected by the adoption of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, which the Company was required to adopt on August 1, 2007. This pronouncement prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. As such, the new standard required the Company to reassess all of the Company’s uncertain tax return positions in accordance with this new accounting principle. As a result of the implementation of FIN 48, the Company recognized a $0.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the August 1, 2007 balance of retained earnings.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies whenever another standard requires (or permits) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. SFAS 157 does not expand the use of fair value to any new circumstances, and is effective for the Company for its Fiscal 2009 year beginning August 1, 2008. The adoption of SFAS 157 in Fiscal 2009 is not expected to have a material impact on the Company’s financial statements. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP FAS 157-2 delays by one year the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities. The Company is currently evaluating the impact the standard will have on the determination of fair value related to non-financial assets and non-financial liabilities in Fiscal 2010.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and will be effective for the Company with its 2009 fiscal year, beginning August 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which changes the accounting for business combinations and their effects on the financial statements. SFAS 141(R) will be effective for the Company at the beginning of Fiscal 2010. The adoption of SFAS 141(R) is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company beginning in the third quarter of Fiscal 2009. The adoption of SFAS only requires additional disclosures about the Company’s derivatives and thus, will not affect the Company’s consolidated financial statements.

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

Foreign Currency    During Fiscal 2008, the U.S. dollar was generally weaker throughout the year relative to many of the currencies of the foreign countries in which the Company operates. The overall weakness of the dollar had a positive impact on the Company’s international net sales results because the foreign denominated revenues translated into more U.S. dollars.

It is not possible to determine the true impact of foreign currency translation changes. However, the direct effect on reported net sales and net earnings can be estimated. For the year ended July 31, 2008, the impact of foreign currency translation resulted in an overall increase in reported net sales of $122.5 million, an increase in operating expenses of $22.7 million and an increase in reported net earnings of $12.9 million. Foreign currency translation had a positive impact in most regions around the world. In Europe, the weaker U.S. dollar relative to the euro and British pound sterling resulted in an increase of $90.4 million in reported net sales and an increase of $9.1 million in reported net earnings. In the

Asia-Pacific region, the weaker U.S. dollar relative to the Japanese yen, Chinese yuan and Australian dollar had a positive impact on foreign currency translation with a increase in reported net sales of $13.5 million, $7.5 million and $6.7 million, respectively, and an increase in reported net earnings of $0.7 million, $1.4 million and $0.5 million, respectively.

The Company maintains significant assets and operations in Europe, Asia-Pacific, South Africa and Mexico, resulting in exposure to foreign currency gains and losses. A portion of the Company’s foreign currency exposure is naturally hedged by incurring liabilities, including bank debt, denominated in the local currency in which the Company’s foreign subsidiaries are located.

The foreign subsidiaries of the Company generally purchase the majority of their input costs and then sell to many of their Customers in the same local currency.

The Company may be exposed to cost increases relative to local currencies in the markets to which it sells. To mitigate such adverse trends, the Company, from time to time, enters into forward exchange contracts and other hedging activities. Additionally, foreign currency positions are partially offsetting and are netted against one another to reduce exposure.

Some products made in the United States are sold abroad. As a result, sales of such products are affected by the value of the U.S. dollar relative to other currencies. Any long-term strengthening of the U.S. dollar could depress these sales. Also, competitive conditions in the Company’s markets may limit its ability to increase product pricing in the face of adverse currency movements.

Interest    The Company’s exposure to market risks for changes in interest rates relates primarily to its short-term investments, short-term borrowings and interest rate swap agreements as well as the potential increase in fair value of long-term debt resulting from a potential decrease in interest rates. The Company has no earnings or cash flow exposure due to market risks on its long-term debt obligations as a result of the fixed-rate nature of the debt. However, interest rate changes would affect the fair market value of the debt. As of July 31, 2008, the estimated fair value of long-term debt with fixed interest rates was $170.5 million compared to its carrying value of $176.4 million. The fair value is estimated by discounting the projected cash flows using the rate that similar amounts of debt could currently be borrowed. As of July 31, 2008, the Company’s financial liabilities with exposure to changes in interest rates consisted mainly of $139.4 million of short-term debt outstanding. Assuming a hypothetical increase of one-half percent in short-term interest rates, with all other variables remaining constant, interest expense would have increased $0.5 million in Fiscal 2008.

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

Revenue recognition and allowance for doubtful accounts    Revenue is recognized when both product ownership and the risk of loss have transferred to the Customer and the Company has no remaining obligations. The Company records estimated discounts and rebates as a reduction of sales in the same period revenue is recognized. Allowances for doubtful accounts are estimated by management based on evaluation of potential losses related to Customer receivable balances. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical write-off experience in the industry, regional economic data and evaluation of specific Customer accounts for risk of loss. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its Customers. The establishment of this reserve requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though management considers these balances adequate and proper, changes in economic conditions in specific markets in which the Company operates could have an effect on reserve balances required.

Goodwill and other intangible assets    Goodwill is assessed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs impairment assessments for its reporting units and uses a discounted cash flow model based on management’s judgments and assumptions to determine the estimated fair value. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company performed an impairment assessment during the third quarter of Fiscal 2008 to satisfy its annual impairment requirement. The impairment assessment in the third quarter indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, including recorded goodwill and, as such, no impairment existed at that time. Other intangible assets with definite lives continue to be amortized over their estimated useful lives. Definite lived intangible assets are also subject to impairment assessments. A considerable amount of management judgment and assumptions are required in performing the impairment assessments, principally in determining the fair value of each reporting unit. While the Company believes its judgments and assumptions are reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required.

Inventory    The Company’s inventories are valued at the lower of cost or market. U.S. inventories are valued using the last-in first-out (“LIFO”) method, while the international subsidiaries use the first-in, first-out (“FIFO”) method. Reserves for shrink and obsolescence are estimated using standard quantitative measures based on historical losses, including issues related to specific inventory items. Though management considers these balances adequate and proper, changes in economic conditions in specific markets in which the Company operates could have an effect on reserve balances required.

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

The Company’s accounting for income taxes in Fiscal 2008 was affected by the adoption of FIN No. 48, Accounting for Uncertainty in Income Taxes, which the Company was required to adopt on

August 1, 2007. This pronouncement prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. As such, the new standard required the Company to reassess all of the Company’s uncertain tax return positions in accordance with this new accounting principle. As a result of the implementation of FIN 48, the Company recognized a $0.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the August 1, 2007 balance of retained earnings.

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

To develop the assumption regarding the expected long-term rate of return on assets for its U.S. pension plans, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. Reflecting the relatively long-term nature of the plans’ obligations, approximately 45 percent of the plans assets are invested in equity securities, 30 percent in alternative investments (funds of hedge funds), 10 percent in real assets (investments into funds containing commodities and real estate), 10 percent in fixed income and 5 percent in private equity. Within equity securities, the Company targets an allocation of 15 percent international, 15 percent equity long / short, 10 percent small cap, and 5 percent large cap.

A one percent change in the expected long-term rate of return on plan assets would have changed the Fiscal 2008 annual pension expense by approximately $2.6 million. The expected long-term rate of return on assets assumption for the plans outside the U.S. follows the same methodology as described above but reflects the investment allocation and expected total portfolio returns specific to each plan and country.

The Company’s objective in selecting a discount rate for its pension plans is to select the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date taking into account the nature and duration of the benefit obligations of the plan. In making this best estimate, the Company looks at rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the benefits. This process includes looking at the universe of bonds available on the measurement date with a quality rating of Aa or better. Similar appropriate benchmarks are used to determine the discount rate for the non-U.S. plans. As of the measurement date of April 30, 2008, the Company elected to maintain the 6.00 percent discount rate elected as of April 30, 2007 for the U.S. pension plans. This is consistent with published bond indices.

At April 30, 2008, the Company’s annual measurement date for its pension plans, the plans were over-funded by $48.4 million since the fair value of plan assets exceeded the projected benefit obligation. As of April 30, 2008, the Company had an unrecognized actuarial loss of $29.1 million which will be amortized as pension expense into the future over the average remaining service period of the employees in the plans in accordance with SFAS 87 and SFAS 158.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Market risk disclosure appears in Management’s Discussion and Analysis on page 20 under “Market Risk.”

Item 8.  Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of July 31, 2008. PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting.

William M. Cook Chief Executive Officer September 26, 2008	Thomas R. VerHage Chief Financial Officer September 26, 2008

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Donaldson Company, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of cash flows and of changes in shareholders’ equity present fairly, in all material respects, the financial position of Donaldson Company, Inc. and its subsidiaries at July 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note A to the consolidated financial statements, the Company changed the manner in which it accounts for unrecognized income tax positions effective August 1, 2007, changed the manner in which it accounts for defined benefit arrangements effective July 31, 2007 and changed its method of accounting for share-based payments as of August 1, 2005.

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

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
September 26, 2008

Consolidated Statements of Earnings
Donaldson Company, Inc. and Subsidiaries

	Year ended July 31,

	2008	2007	2006

	(thousands of dollars, except share and per share amounts)
Net sales	$2,232,521	$1,918,828	$1,694,327
Cost of sales	1,506,659	1,313,964	1,137,747

Gross margin	725,862	604,864	556,580
Selling, general and administrative	436,293	357,306	329,905
Research and development	43,757	36,458	33,887

Operating income	245,812	211,100	192,788
Interest expense	16,550	14,559	9,875
Other income, net	(6,901)	(8,320)	(6,254)

Earnings before income taxes	236,163	204,861	189,167
Income taxes	64,210	54,144	56,860

Net earnings	$171,953	$150,717	$132,307

Weighted average shares — basic	79,207,604	80,454,861	82,992,475
Weighted average shares — diluted	81,211,343	82,435,756	85,139,250
Net earnings per share — basic	$2.17	$1.87	$1.59
Net earnings per share — diluted	$2.12	$1.83	$1.55

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Balance Sheets
Donaldson Company, Inc. and Subsidiaries

	At July 31,

	2008	2007

	(thousands of dollars, except share amounts)
Assets
Current assets
Cash and cash equivalents	$83,357	$55,237
Accounts receivable, less allowance of $7,509 and $6,768	413,863	357,341
Inventories	264,129	201,221
Deferred income taxes	32,061	22,591
Prepaids and other current assets	60,347	37,254

Total current assets	853,757	673,644

Property, plant and equipment, net	415,159	364,433
Goodwill	134,162	124,607
Intangible assets	46,317	46,301
Other assets	99,227	110,032

Total assets	$1,548,622	$1,319,017

Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings	$139,404	$123,114
Current maturities of long-term debt	5,669	33,667
Trade accounts payable	200,967	173,862
Accrued employee compensation and related taxes	66,155	55,578
Accrued liabilities	56,296	44,692
Other current liabilities	48,216	28,031

Total current liabilities	516,707	458,944
Long-term debt	176,475	129,004
Deferred income taxes	35,738	37,624
Other long-term liabilities	79,667	68,747

Total liabilities	808,587	694,319
Commitments and contingencies (Note K)
Shareholders’ equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 120,000,000 shares authorized, 88,643,194 shares issued in 2008 and 2007	443,216	443,216
Retained earnings	522,476	387,257
Stock compensation plans	27,065	20,821
Accumulated other comprehensive income	112,883	70,008
Treasury stock—11,021,619 and 9,500,372 shares in 2008 and 2007, at cost	(365,605)	(296,604)

Total shareholders’ equity	740,035	624,698

Total liabilities and shareholders’ equity	$1,548,622	$1,319,017

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Donaldson Company, Inc. and Subsidiaries

	Year ended July 31,

	2008	2007	2006

	(thousands of dollars)
Operating Activities
Net earnings	$171,953	$150,717	$132,307
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	56,732	49,566	44,700
Equity in earnings of affiliates, net of distributions	(1,558)	(691)	(664)
Deferred income taxes	(5,012)	(4,628)	6,868
Tax benefit of equity plans	(9,178)	(5,898)	(10,943)
Stock compensation plan expense	9,312	6,608	8,793
Other, net	1,279	(16,399)	(19,898)
Changes in operating assets and liabilities, net of acquired businesses
Accounts receivable	(29,779)	(31,418)	(12,147)
Inventories	(49,400)	(36,469)	587
Prepaids and other current assets	(4,755)	658	(5,546)
Trade accounts payable and other accrued expenses	33,940	4,999	26,787
Payment of litigation judgment	—	—	(14,170)

Net cash provided by operating activities	173,534	117,045	156,674

Investing Activities
Purchases of property, plant and equipment	(72,152)	(77,440)	(81,272)
Proceeds from sale of property, plant, and equipment	1,330	857	3,688
Acquisitions, investments, and divestitures of affiliates	(2,377)	(40,615)	(4,560)

Net cash used in investing activities	(73,199)	(117,198)	(82,144)

Financing Activities
Proceeds from long-term debt	50,297	64,903	4,400
Repayments of long-term debt	(33,074)	(9,507)	(7,613)
Change in short-term borrowings	12,478	44,904	(31,650)
Purchase of treasury stock	(92,202)	(76,898)	(118,909)
Dividends paid	(33,003)	(28,806)	(26,443)
Tax benefit of equity plans	9,178	5,898	10,943
Exercise of stock options	9,308	7,346	4,774

Net cash provided by (used in) financing activities	(77,018)	7,840	(164,498)

Effect of exchange rate changes on cash	4,803	2,083	1,369

Increase (decrease) in cash and cash equivalents	28,120	9,770	(88,599)
Cash and cash equivalents, beginning of year	55,237	45,467	134,066

Cash and cash equivalents, end of year	$83,357	$55,237	$45,467

Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes	$50,629	$59,179	$36,145
Interest	14,589	12,630	9,287

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders’ Equity
Donaldson Company, Inc. and Subsidiaries

	Common Stock	Additional Paid-in Capital	Retained Earnings	Stock Compensation Plans	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

	(thousands of dollars, except per share amounts)
Balance July 31, 2005	$443,216	$—	$172,775	$40,574	$27,620	$(159,569)	$524,616
Comprehensive income
Net earnings			132,307				132,307
Foreign currency translation					15,287		15,287
Additional minimum pension liability, net of tax					8,438		8,438
Net loss on cash flow hedging derivatives					(151)		(151)

Comprehensive income							155,881

Treasury stock acquired						(118,909)	(118,909)
Stock options exercised		(22,381)	12,358	—		11,934	1,911
Deferred stock and other activity			(11,310)	(17,291)		20,893	(7,708)
Performance awards			320	(2,748)		1,910	(518)
Stock option expense			2,832				2,832
Tax reduction — employee plans		22,381					22,381
Dividends ($.410 per share)			(33,684)				(33,684)

Balance July 31, 2006	443,216	—	275,598	20,535	51,194	(243,741)	546,802

Comprehensive income
Net earnings			150,717				150,717
Foreign currency translation					28,615		28,615
Additional minimum pension liability, net of tax					312		312
Net gain on cash flow hedging derivatives					118		118

Comprehensive income							179,762

Treasury stock acquired						(76,898)	(76,898)
Stock options exercised		(7,700)	(9,499)	1,513		19,133	3,447
Deferred stock and other activity			(2,273)	541		3,276	1,544
Performance awards			(1,163)	(1,768)		1,626	(1,305)
Stock option expense			3,422				3,422
Tax reduction — employee plans		7,700					7,700
Adjustment to adopt SFAS 158, net of tax					(10,231)		(10,231)
Dividends ($.370 per share)			(29,545)				(29,545)

Balance July 31, 2007	443,216	—	387,257	20,821	70,008	(296,604)	624,698

Comprehensive income
Net earnings			171,953				171,953
Foreign currency translation					57,151		57,151
Pension liability adjustment, net of tax					(14,671)		(14,671)
Net gain on cash flow hedging derivatives					395		395

Comprehensive income							214,828

Treasury stock acquired						(92,202)	(92,202)
Stock options exercised		(7,827)	(9,810)	4,223		20,883	7,469
Deferred stock and other activity		(2,981)	2,564	3,474		1,363	4,420
Performance awards		(675)	279	(1,453)		955	(894)
Stock option expense			4,214				4,214
Tax reduction — employee plans		11,483					11,483
Adjustment to adopt FIN 48			(336)				(336)
Dividends ($.430 per share)			(33,645)				(33,645)

Balance July 31, 2008	$443,216	$—	$522,476	$27,065	$112,883	$(365,605)	$740,035

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Donaldson Company, Inc. and Subsidiaries

NOTE A
Summary of Significant Accounting Policies

Description of Business    Donaldson Company, Inc. (“Donaldson” or the “Company”), is a leading worldwide provider of filtration systems and replacement parts. The Company’s product mix includes air and liquid filtration systems and exhaust and emission control products. Products are manufactured at 39 plants around the world and through three joint ventures. Products are sold to original equipment manufacturers (“OEM”), distributors and dealers, and directly to end users.

Principles of Consolidation    The Consolidated Financial Statements include the accounts of Donaldson Company, Inc. and all majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company’s three joint ventures that are not majority-owned are accounted for under the equity method. The Company does not have any variable interests in variable interest entities as of July 31, 2008. The company uses a fiscal period which ends on a calendar basis for international affiliates and on the Friday nearest to July 31 for U.S. purposes. Fiscal 2007 results included 53 weeks of U.S. sales and earnings.

Use of Estimates    The preparation of Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation    For most foreign operations, local currencies are considered the functional currency. Assets and liabilities are translated to U.S. dollars at year-end exchange rates, and the resulting gains and losses arising from the translation of net assets located outside the United States are recorded as a cumulative translation adjustment, a component of accumulated other comprehensive income in the Consolidated Balance Sheets. Elements of the Consolidated Statements of Earnings are translated at average exchange rates in effect during the year. Realized and unrealized foreign currency transaction gains and losses are included in income, net in the Consolidated Statements of Earnings. Foreign currency transaction losses of $3.1 million and $0.2 million and gains of $0.3 million are included in other income, net in the Consolidated Statements of Earnings in Fiscal 2008, 2007 and 2006, respectively.

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

Inventories    Inventories are stated at the lower of cost or market. U.S. inventories are valued using the last-in, first-out (“LIFO”) method, while the international subsidiaries use the first-in, first-out (“FIFO”) method. Inventories valued at LIFO were approximately 35 and 30 percent of total inventories at July 31, 2008 and 2007, respectively. For inventories valued under the LIFO method, the FIFO cost exceeded the LIFO carrying values by $37.7 million and $32.7 million at July 31, 2008 and 2007, respectively. Results of operations for all periods presented were not materially affected by any liquidation of LIFO inventory. The components of inventory are as follows (thousands of dollars):

	July 31, 2008	July 31, 2007

Materials	$110,135	$87,490
Work in process	23,728	19,793
Finished products	130,266	93,938

Total inventories	$264,129	$201,221

Property, Plant and Equipment    Property, plant and equipment are stated at cost. Additions, improvements or major renewals are capitalized, while expenditures that do not enhance or extend the asset’s useful life are charged to operating expense as incurred. Depreciation is computed under the straight-line method. Depreciation expense was $52.4 million in Fiscal 2008, $46.6 million in Fiscal 2007, and $42.6 million in Fiscal 2006. The estimated useful lives of property, plant and equipment are 10 to 40 years for buildings and 3 to 10 years for machinery and equipment. The components of property, plant and equipment are as follows (thousands of dollars):

	July 31, 2008	July 31, 2007

Land	$21,561	$19,946
Buildings	235,615	215,407
Machinery and equipment	586,937	525,958
Construction in progress	57,633	35,053

Less accumulated depreciation	(486,587)	(431,931)

Total property, plant and equipment, net	$415,159	$364,433

Internal-Use Software    The Company capitalizes direct costs of materials and services used in the development and purchase of internal-use software. Amounts capitalized are amortized on a straight-line basis over a period of five years and are reported as a component of machinery and equipment within property, plant and equipment.

Goodwill and Other Intangible Assets    Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. Other intangible assets, consisting primarily of patents, trademarks and Customer relationships and lists, are recorded at cost and are amortized on a straight-line basis over their estimated useful lives of 3 to 20 years. Goodwill is assessed for impairment annually or if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The impairment assessment for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company completed its annual impairment assessment in the third quarters of Fiscal 2008 and 2007, which indicated no impairment.

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

Comprehensive Income    Comprehensive income consists of net income, foreign currency translation adjustments, additional minimum pension liability and net gain or loss on cash flow hedging derivatives, and is presented in the Consolidated Statements of Changes in Shareholders’ Equity. The components of the ending balances of accumulated other comprehensive income are as follows (thousands of dollars):

	July 31, 2008	July 31, 2007	July 31, 2006

Foreign currency translation adjustment	$138,540	$81,389	$52,774
Net gain (loss) on cash flow hedging derivatives, net of deferred taxes	188	(207)	(325)
Pension liability adjustment, net of deferred taxes	(25,845)	(11,174)	—
Additional minimum pension liability, net of deferred taxes	—	—	(1,255)

Total accumulated other comprehensive income	$112,883	$70,008	$51,194

Cumulative foreign translation is not adjusted for income taxes. All translation relates to permanent investments in non-U.S. subsidiaries.

Earnings Per Share    The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and dilutive shares relating to stock options, restricted stock and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods. There were 245,344, 10,000, and 443,703 options excluded from the diluted net earnings per share calculation for the Fiscal year ended July 31, 2008, 2007, and 2006, respectively. The following table presents information necessary to calculate basic and diluted earnings per share:

	2008	2007	2006

	(thousands of dollars, except per share amounts)
Weighted average shares — basic	79,208	80,455	82,992
Dilutive shares	2,003	1,981	2,147
Weighted average shares — diluted	81,211	82,436	85,139
Net earnings for basic and diluted earnings per share computation	$171,953	$150,717	$132,307
Net earnings per share — basic	$2.17	$1.87	$1.59
Net earnings per share — diluted	$2.12	$1.83	$1.55

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

Revenue Recognition    Revenue is recognized when both product ownership and the risk of loss have transferred to the Customer and the Company has no remaining obligations. The Company records estimated discounts and rebates as a reduction of sales in the same period revenue is recognized. Shipping and handling costs for Fiscal 2008, 2007 and 2006 totaling $53.0 million, $34.8 million and $35.3 million, respectively, are classified as a component of operating expenses.

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

Exit or Disposal Activities    The Company accounts for costs relating to exit or disposal activities under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses recognition, measurement and reporting of costs associated with exit and disposal activities including restructuring.

Guarantees    Upon issuance of a guarantee, the Company recognizes a liability for the fair value of an obligation assumed under a guarantee. See Note K for disclosures related to guarantees.

New Accounting Standards    In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). The portion of the statement that requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position was adopted in Fiscal 2007 with minimal impact. SFAS 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. That provision will require the Company to change its measurement date from April 30 to July 31 beginning with Fiscal 2009.

The Company’s accounting for income taxes in Fiscal 2008 was affected by the adoption of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, which the Company was required to adopt on August 1, 2007. This pronouncement prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. As such, the new standard required the Company to reassess all of the Company’s uncertain tax return positions in accordance with this new accounting principle.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies whenever another standard requires (or permits) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. SFAS 157 does not expand the use of fair value to any new circumstances, and is effective for the Company for its Fiscal 2009 year beginning August 1, 2008. The adoption of SFAS 157 in Fiscal 2009 is not expected to have a material impact on the Company’s financial statements. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP FAS 157-2 delays by one year the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities. The Company is currently evaluating the impact the standard will have on the determination of fair value related to non-financial assets and non-financial liabilities in Fiscal 2010.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and will be effective for the Company with its 2009 fiscal year, beginning August 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which changes the accounting for business combinations and their effects on the financial statements. SFAS 141(R) will be effective for the Company at the beginning of Fiscal 2010. The adoption of SFAS 141(R) is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company beginning in the third quarter of Fiscal 2009. The adoption of SFAS only requires additional disclosures about the Company’s derivatives and thus, will not affect the Company’s consolidated financial statements.

NOTE B
Goodwill and Other Intangible Assets

The Company has allocated goodwill to its Industrial Products and Engine Products segments. Additions to goodwill and other intangible assets in Fiscal 2008 relate to the acquisition of LMC West, Inc. on February 4, 2008, as part of the Industrial Products segment. Additions to goodwill and other intangible assets in Fiscal 2007 relate to the acquisition of Aerospace Filtration Systems, Inc. on March 1, 2007, as part of the Engine Products segment and Rawsen Equipment (Pty) Limited on June 1, 2007, as part of the Industrial Products segment. Financial results for each of the above acquisitions are included in the Company’s consolidated results from the date of acquisition. Pro forma financial results are not presented as the acquisitions are not material, individually or in the aggregate. The Company completed its annual impairment assessment in the third quarter of Fiscal 2008 and 2007, which indicated no impairment. Following is a reconciliation of goodwill for the years ended July 31, 2008 and 2007:

	Engine Products	Industrial Products	Total Goodwill

	(thousands of dollars)
Balance as of July 31, 2006	$7,682	$102,927	$110,609
Acquisition activity	9,621	388	10,009
Foreign exchange translation	609	3,380	3,989

Balance as of July 31, 2007	$17,912	$106,695	$124,607
Acquisition activity	—	625	625
Foreign exchange translation	1,214	7,716	8,930

Balance as of July 31, 2008	$19,126	$115,036	$134,162

Intangible assets are comprised of patents, trademarks and Customer relationships and lists. Following is a reconciliation of intangible assets for the years ended July 31, 2008 and 2007:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets

	(thousands of dollars)
Balance as of August 1, 2006	$28,783	$(6,654)	$22,129
Intangibles acquired	25,248	—	25,248
Amortization expense	—	(2,926)	(2,926)
Foreign exchange translation	3,172	(1,322)	1,850

Balance as of July 31, 2007	$57,203	$(10,902)	$46,301
Intangibles acquired	1,868	—	1,868
Amortization expense	—	(4,330)	(4,330)
Foreign exchange translation	3,171	(693)	2,478

Balance as of July 31, 2008	$62,242	$(15,925)	$46,317

Net intangible assets consist of patents, trademarks and tradenames of $23.5 million and $23.7 million as of July 31, 2008 and 2007, respectively, and Customer related intangibles of $22.8 million and $22.6 million as of July 31, 2008 and 2007, respectively. Amortization expense relating to existing intangible assets is expected to be approximately $4.6 million for the year ending July 31, 2009, $4.5 million for the year ending July 31, 2010, $4.4 million for the year ending July 31, 2011, $4.3 for the year ending July 31, 2012 and $4.2 million for the year ending July 31, 2013.

NOTE C
Credit Facilities

The Company has a five-year, multi-currency revolving facility with a group of banks under which the Company may borrow up to $250 million. On April 2, 2007, the Company amended and renewed the revolving credit facility. The amendment extended the maturity date of the facility to April 2, 2012 and increased the capacity to $250 million. There were no other material changes in terms and conditions at that time. On March 18, 2008, the Company extended the expiration date of the facility by one year to April 2, 2013. No other changes were made to the facility at that time. The agreement provides that loans may be made under a selection of currencies and rate formulas including Base Rate Advances or Off Shore Rate Advances. The interest rate on each advance is based on certain market interest rates and leverage ratios. Facility fees and other fees on the entire loan commitment are payable over the duration of this facility. There was $70.0 million outstanding at July 31, 2008 and $20.0 million outstanding at July 31, 2007, leaving $161.5 million and $230.0 million available for further borrowing under such facilities at July 31, 2008 and July 31, 2007, respectively. The weighted average interest rate on these short-term borrowings outstanding at July 31, 2008 and 2007 was 2.73 percent and 5.59 percent, respectively.

The Company also has three agreements in the United States under uncommitted credit facilities, which provide unsecured borrowings for general corporate purposes. At July 31, 2008 and 2007, there was $70.0 million available for use. There was $28.0 million and $34.1 million outstanding under these facilities at July 31, 2008 and 2007, respectively. The weighted average interest rate on these short-term borrowings outstanding at July 31, 2008 and 2007 was 2.79 percent and 5.58 percent, respectively.

The Company also has a €100 million program for issuing treasury notes for raising short, medium and long-term financing for its European operations. There was nothing outstanding at July 31, 2008 and €22.7 million, or $31.1 million, outstanding as of July 31, 2007. The weighted average interest rate on these short-term issuances at July 31, 2007 was 4.27 percent. Additionally, the Company’s European operations have lines of credit in the amount of €96.5 million. As of July 31, 2008, there was €23.5 million, or $36.9 million, outstanding. As of July 31, 2007, there was €26.0 million, or $35.6 million outstanding. The weighted average interest rate of these short-term borrowings outstanding at July 31, 2008 and 2007 was 5.60 and 5.52 percent, respectively.

Other international subsidiaries may borrow under various credit facilities. As of July 31, 2008 and 2007, borrowings under these facilities were $4.5 million and $2.4 million, respectively. The weighted average interest rate on these international borrowings outstanding at July 31, 2008 and 2007 was 2.88 percent and 3.90 percent, respectively.

As discussed further in Note K, at July 31, 2008 and 2007, the Company had outstanding standby letters of credit totaling $18.5 million and $16.5 million, respectively, upon which no amounts had been drawn. The letters of credit guarantee payment to third parties in the event the Company is in breach of specified bond financing agreement and insurance contract terms as detailed in each letter of credit.

NOTE D
Long-Term Debt

Long-term debt consists of the following:

	2008	2007

	(thousands of dollars)
6.31% Unsecured senior notes, interest payable semi-annually, principal payment repaid July 15, 2008	—	27,377
6.39% Unsecured senior notes due August 15, 2010, interest payable semi-annually, principal payments of $5.0 million, to be paid annually commencing August 16, 2006	14,942	19,876
4.85% Unsecured senior notes, interest payable semi-annually, principal amount of $30.0 million due December 17, 2011	30,000	30,000
5.48% Unsecured senior notes, interest payable semi-annually, principal payment of $50.0 million due June 1, 2017	50,000	50,000
5.48% Unsecured senior notes, interest payable semi-annually, principal payment of $25.0 million due September 28, 2017	25,000	—
5.48% Unsecured senior notes, interest payable semi-annually, principal payment of $25.0 million due November 30, 2017	25,000	—
1.418% Guaranteed senior notes, interest payable semi-annually, principal amount of ¥1.2 billion due January 31, 2012	11,123	10,120
2.019% Guaranteed senior note, interest payable semi-annually, principal amount of ¥1.65 billion due May 18, 2014	15,295	13,915
Variable Rate Commercial Property Loan, to a maximum of R37 million, final installment due September 2016, interest payable monthly, and an interest rate of 13.75% as of July 31, 2008	1,882	2,052
Variable Rate Industrial Development Revenue Bonds (“Lower Floaters”) due September 1, 2024, principal amount of $7.755 million, interest payable monthly, and an interest rate of 2.42% as of July 31, 2008	7,755	7,755
Capitalized lease obligations and other, with various maturity dates and Interest rates	1,147	1,576

Total	182,144	162,671
Less current maturities	5,669	33,667

Total long-term debt	$176,475	$129,004

Annual maturities of long-term debt are $5.7 million in 2009, $5.4 million in 2010, $5.4 million in 2011, $41.5 million in 2012, $0.3 million in 2013 and $123.8 million thereafter. As of July 31, 2008, the estimated fair value of long-term debt with fixed interest rates was $170.5 million compared to its carrying value of $176.4 million.

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

Certain note agreements contain debt covenants related to working capital levels and limitations on indebtedness. As of July 31, 2008, the Company was in compliance with all such covenants.

NOTE E
Derivatives and Other Financial Instruments

Derivatives    The Company records all derivative instruments in the financial statements at fair value. The Company uses derivative instruments, primarily forward exchange contracts, to manage its exposure to fluctuations in foreign exchange rates. It is the Company’s policy to enter into derivative transactions only to the extent true exposures exist; the Company does not enter into derivative transactions for speculative or trading purposes. The Company enters into derivative transactions only with highly rated counterparties. These transactions may expose the Company to credit risk to the extent that the instruments have a positive fair value, but the Company has not experienced any material losses, nor does the Company anticipate any material losses.

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

The Company enters into forward exchange contracts of generally less than one year to hedge forecasted transactions amongst the subsidiaries, and to reduce potential exposure related to fluctuations in foreign exchange rates for existing recognized assets and liabilities and also for anticipated intercompany transactions such as purchases, sales and dividend payments denominated in local currencies. Forward exchange contracts are designated as cash flow hedges as they are designed to hedge the variability of cash flows associated with the underlying existing recognized or anticipated transactions. Changes in the value of derivatives designated as cash flow hedges are recorded in other comprehensive income in shareholders’ equity until earnings are affected by the variability of the underlying cash flows. At that time, the applicable amount of gain or loss from the derivative instrument that is deferred in shareholders’ equity is reclassified to earnings and is included in other income or expense. For foreign currency forward contracts used as cash flow hedges, effectiveness is measured using spot rates to value both the hedge contract and the hedged item. The excluded forward points as well as any ineffective portions of hedges are recorded in earnings through the same line as the underlying transaction. During Fiscal 2008, $1.3 million of losses were recorded due to the exclusion of forward points from the assessment of hedge effectiveness.

Net unrealized gains of $0.2 million and losses of $0.2 million from cash flow hedges were recorded in accumulated other comprehensive income as of July 31, 2008 and 2007, respectively. These unrealized losses and gains are reclassified, as appropriate, as earnings are affected by the variability of the underlying cash flows during the term of the hedges. The Company expects to record $0.2 million of net deferred gains into other income during Fiscal 2009.

Fair Value of Financial Instruments    At July 31, 2008 and 2007, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, long-term debt and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximated carrying values because of the short-term nature of these instruments. Derivative contracts are reported at their fair values based on third-party quotes. As of July 31, 2008, the estimated fair value of long-term debt with fixed interest rates was $170.5 million compared to its carrying value of $176.4 million. The fair value is estimated by discounting the projected cash flows using the rate that similar amounts of debt could currently be borrowed.

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

NOTE F
Employee Benefit Plans

Pension Plans    The Company and certain of its subsidiaries have defined benefit pension plans for many of its hourly and salaried employees. The U.S. plans include plans that provide defined benefits as well as a plan for salaried workers that provides defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit comprised of a percentage of current salary that varies with years of service, interest credits and transition credits. The international plans generally provide pension benefits based on years of service and compensation level. The Company uses an April 30 measurement date for its pension plans.

Net periodic pension costs for the Company’s pension plans include the following components:

	2008	2007	2006

	(thousands of dollars)
Net periodic cost:
Service cost	$15,996	$15,067	$14,851
Interest cost	17,702	17,014	14,577
Expected return on assets	(28,275)	(24,955)	(20,060)
Transition amount amortization	164	523	551
Prior service cost amortization	380	314	208
Actuarial (gain)/loss amortization	(58)	1,408	1,898
Curtailment loss	—	408	1,296
Settlement gain	(35)	(2,357)	(356)

Net periodic benefit cost	$5,874	$7,422	$12,965

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

Effective July 31, 2007, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in accumulated other comprehensive income in the year in which the adoption occurs and in other comprehensive income in the following years. SFAS 158’s provisions regarding the change in the measurement date of postretirement benefits plans will require the Company to change its measurement date from April 30 to July 31 beginning with Fiscal 2009.

The adoption of FAS 158 on July 31, 2007, resulted in incremental adjustments to the following accounts in the Consolidated Balance Sheet:

	At July 31, 2007		As Reported at July 31, 2007

(thousands of dollars)	Prior to Adopting SFAS 158	Effect of Adopting SFAS 158

Other assets	122,068	(12,036)	110,032
Deferred income taxes	42,426	(4,802)	37,624
Other long-term liabilities	65,750	2,997	68,747
Accumulated other comprehensive income (loss)	80,239	(10,231)	70,008

The obligations and funded status of the Company’s pension plans as of 2008 and 2007, is as follows:

	2008	2007

	(thousands of dollars)
Change in benefit obligation:
Benefit obligation, beginning of year	$312,514	$299,001
Service cost	15,996	15,067
Interest cost	17,702	17,014
Participant contributions	1,381	1,311
Plan amendments	1,221	2,194
Actuarial (gain) loss	(2,410)	1,157
Currency exchange rates	3,610	6,146
Curtailment	—	(1,147)
Settlement	(272)	(11,080)
Benefits paid	(19,484)	(17,149)

Benefit obligation, end of year	$330,258	$312,514

Change in plan assets:
Fair value of plan assets, beginning of year	$377,461	$317,751
Actual return on plan assets	5,389	36,693
Company contributions	11,316	41,956
Participant contributions	1,381	1,311
Currency exchange rates	2,904	5,595
Settlement	(272)	(8,696)
Benefits paid	(19,484)	(17,149)

Fair value of plan assets, end of year	$378,695	$377,461

Funded status:
Over funded status at April 30	$48,437	$64,947
Fourth quarter contributions	808	639

Over funded status after fourth quarter contributions	$49,245	$65,586

The net over funded status of $49.2 million at July 31, 2008 is recognized in the accompanying Consolidated Balance Sheet as $68.3 million within Other assets for the Company’s over funded plans and $19.1 million within Other long-term liabilities for the Company’s under funded plans. Included in Accumulated other comprehensive income at July 31, 2008 are the following amounts that have not yet been recognized in net periodic pension expense: unrecognized actuarial losses of $29.1 million, unrecognized prior service cost of $5.6 million and unrecognized transition obligations of $4.1 million. The actuarial gain, prior service cost and unrecognized transition obligation included in accumulated other comprehensive income and expected to be recognized in net periodic pension expense during Fiscal 2009 is $0.8 million, $0.4 million and $0.2 million, respectively. Prior to the adoption of FAS 158, the additional minimum liability and balance in accumulated other comprehensive income was $1.5 million at July 31, 2007. The increase in accumulated other comprehensive income due to the adoption of FAS 158 was $15.0 million. The accumulated benefit obligation for all defined benefit pension plans was $282.7 million and $270.2 million at April 30, 2008 and 2007, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $16.4 million, $13.8 million and $0.0 million, respectively, as of April 30, 2008 and $15.7 million, $13.7 million and $0.6 million, respectively, as of April 30, 2007.

For the years ended July 31, 2008 and 2007, the U.S. pension plans represented approximately 75 percent and 77 percent, respectively, of the Company’s total plan assets, and approximately 70 percent and 72 percent, respectively, of the Company’s total projected benefit obligation. Considering the significance of the U.S. pension plans in comparison with the Company’s total pension plans, the Company will present and discuss some of the critical pension assumptions related to the U.S. pension plans and the non-U.S. pension plans, separately.

The weighted-average discount rates and rates of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation are as follows:

Weighted average actuarial assumptions	2008	2007

All U.S. plans:
Discount rate	6.00%	6.00%
Rate of compensation increase	5.00%	5.00%
Non-U.S. plans:
Discount rate	6.30%	5.23%
Rate of compensation increase	4.48%	4.01%

The weighted-average discount rates, expected returns on plan assets and rates of increase in future compensation levels used to determine the net periodic benefit cost are as follows:

Weighted average actuarial assumptions	2008	2007	2006

All U.S. plans:
Discount rate	6.00%	6.25%	5.50%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%	5.00%
Non-U.S. plans:
Discount rate	5.23%	4.64%	4.43%
Expected return on plan assets	7.49%	6.60%	6.08%
Rate of compensation increase	4.01%	3.62%	3.29%

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

Plan Assets    The Company’s pension plan weighted-average asset allocations by asset category are as follows:

	Plan Assets at

Asset Category	2008	2007

All U.S. plans:
Equity securities	44%	60%
Alternative investments	36%	33%
Real assets	12%	—
Fixed income	8%	7%

Total U.S. plans	100%	100%

Non U.S. plans:
Equity securities	64%	67%
Debt securities	36%	33%

Total Non U.S. plans	100%	100%

Investment Policies and Strategie.    For the Company’s U.S. plans, the Company uses a total return investment approach to achieve a long-term return on plan assets with a prudent level of risk for the purpose of meeting its retirement income commitments to employees. The plan’s investments are diversified to assist in managing risk. The Company’s asset allocation guidelines target an allocation of 45 percent equity securities, 30 percent alternative investments (funds of hedge funds), 10 percent real assets (investments into funds containing commodities and real estate), 10 percent fixed income and 5 percent private equity. Within equity securities, the Company will target an allocation of 15 percent international, 15 percent equity long / short, 10 percent small cap, and 5 percent large cap. These target allocation guidelines are determined in consultation with the Company’s investment consultant and through the use of modeling the risk/return trade-offs among asset classes utilizing assumptions about expected annual return, expected volatility/standard deviation of returns and expected correlations with other asset classes. Investment policy and performance is measured and monitored on an ongoing basis by the Company’s investment committee through its use of an investment consultant and through quarterly investment portfolio reviews.

For the Company’s non-U.S. plans, the general investment objectives are to maintain a suitably diversified portfolio of secure assets of appropriate liquidity which will generate income and capital growth to meet, together with any new contributions from members and the Company, the cost of current and future benefits.

Estimated Contributions and Future Payments    As a result of its current over funded status, the Company does not have a minimum required contribution under the Pension Benefit Guarantee Corporation requirements for its U.S. pension plans for Fiscal 2009. As a result, there is no current intention to make a U.S. pension contribution in Fiscal 2009. For its non-U.S. pension plans, the Company estimates that it will contribute approximately $5.0 million in Fiscal 2009 based upon the local government prescribed funding requirements.

Estimated future benefit payments for the Company’s U.S. and non-U.S. plans are as follows (thousands of dollars):

Fiscal year 2009	$16,117
Fiscal year 2010	$19,103
Fiscal year 2011	$17,039
Fiscal year 2012	$19,038
Fiscal year 2013	$20,447
Fiscal years 2014-2018	$116,362

Postemployment and Postretirement Benefit Plans    The Company provides certain postemployment and postretirement health care benefits for certain U.S. employees for a limited time after termination of employment. The Company has recorded a liability for its postretirement benefit plan in the amount of $3.1 million and $3.2 million as of July 31, 2008 and July 31, 2007, respectively. The annual cost resulting from these benefits is not material. For measurement purposes, an 8 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for Fiscal 2008. The Company has assumed that the long-term rate of increase will decrease gradually to an ultimate annual rate of 5 percent. A one-percentage point increase in the health care cost trend rate would increase the Fiscal 2008 and 2007 liability by $0.5 million.

401(k) Savings Plan    The Company provides a contributory employee savings plan to U.S. employees that permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. Employee contributions of up to 25 percent of compensation are matched at a rate equaling 100 percent of the first 3 percent contributed and 50 percent of the next 2 percent contributed. The Company’s contributions under this plan are based on the level of employee contributions as well as a discretionary contribution based on performance of the Company. Total contribution expense for these plans was $8.3 million, $8.1 million and $6.4 million for the years ended July 31, 2008, 2007 and 2006, respectively.

Employee Stock Ownership Plan    The Company maintains an Employee Stock Ownership Plan (“ESOP”) for eligible employees. As of July 31, 2008, all shares of the plan have been allocated to participants. The ESOP’s only assets are Company common stock. Total ESOP shares are considered to be shares outstanding for earnings per share calculations.

Deferred Compensation and Other Benefit Plans    The Company provides various deferred compensation and other benefit plans to certain executives. The deferred compensation plan allows these employees to defer the receipt of all or a portion of their salary, bonus and other stock related compensation to future periods. Other benefit plans are provided to supplement the benefits for a select group of highly compensated individuals which are reduced because of compensation limitations set by the Internal Revenue Code. The Company has recorded a liability in the amount of $10.6 million and $10.7 million as of the year ended July 31, 2008 and July 31, 2007, respectively, related primarily to its deferred compensation plans.

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

Treasury Stock    The Company believes that the share repurchase program is a way of providing return to its shareholders. The Board of Directors authorized the repurchase, at the Company’s discretion, of 8.0 million shares of common stock under the stock repurchase plan dated March 31, 2006. As of July 31, 2008, the Company had remaining authorization to repurchase 1.7 million shares under this plan. Following is a summary of treasury stock share activity for Fiscal 2008 and 2007:

	2008	2007

Balance at beginning of year	9,500,372	8,102,921
Stock repurchases	2,245,790	2,184,000
Net issuance upon exercise of stock options	(647,225)	(619,514)
Issuance under compensation plans	(67,822)	(152,847)
Other activity	(9,496)	(14,188)

Balance at end of year	11,021,619	9,500,372

NOTE H
Stock Option Plans

Employee Incentive Plans    In November 2001, shareholders approved the 2001 Master Stock Incentive Plan (the “Plan”) that replaced the 1991 Plan that expired on December 31, 2001 and provided for similar awards. The Plan extends through December 2011 and allows for the granting of nonqualified stock options, incentive stock options, restricted stock, stock appreciation rights (“SAR”), dividend equivalents, dollar-denominated awards and other stock-based awards. Options under the Plan are granted to key employees at or above market price at the date of grant. Options are exercisable for up to 10 years from the date of grant. The Plan also allows for the granting of performance awards to a limited number of key executives. As administered by the Human Resources Committee of the Company’s Board of Directors, these performance awards are payable in common stock and are based on a formula which measures performance of the Company over a three-year period. Performance award expense under these plans totaled $4.2 million, $2.7 million and $5.2 million in Fiscal 2008, 2007 and 2006, respectively.

Stock options issued from Fiscal 1998 to Fiscal 2008 become exercisable for non-executives in equal increments over three years. Stock options issued from Fiscal 1999 to Fiscal 2008 become exercisable for most executives immediately upon the date of grant. Stock options issued during Fiscal 1998 became exercisable for executives in equal increments over three years. Certain other stock options issued to executives during Fiscal 2004, 2006 and 2007 become exercisable in equal increments over three years.

Effective June 27, 2005, the Board of Directors of the Company authorized the acceleration of vesting of certain unvested and “out-of-the-money” stock options outstanding under the Plan. The accelerated options were granted in Fiscal 2004 and Fiscal 2005 with a three-year vesting period and had exercise prices per share ranging from $30.38 to $30.69. Options for the purchase of 511,242 shares of the common stock of the Company became exercisable immediately as a result of this action. No options held by any director or named executive officer were included in the acceleration action. As a result, the amount of pre-tax compensation expense amortized during Fiscal 2008 was reduced by approximately $0.3 million from what it would have otherwise been. For Fiscal 2008, the Company recorded pretax compensation expense associated with stock options of $4.2 million and recorded $1.6 million of related tax benefit.

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

	2008	2007	2006

Risk-free interest rate	2.1 - 4.2%	4.4 - 4.9%	4.3 - 5.0%
Expected volatility	15.2 – 22.4%	18.3 - 23.6%	20.2 - 27.2%
Expected dividend yield	1.0%	1.0%	1.0%
Expected life
Director original grants without reloads	8 years	7 years	7 years
Non-officer original grants	7 years	6 years	6 years
Officer original grants with reloads	3 years	3 years	3 years
Reload grants	<3 years	<1 year	—
Officer original grants without reloads	7 years	6 years	6 years
Officer original grants with reloads and vesting	—	5 years	3 years

Reload grants are grants made to officers or directors who exercised a reloadable option during the fiscal year and made payment of the purchase price using shares of previously owned Company stock. The reload grant is for the number of shares equal to the shares used in payment of the purchase price and/or withheld for minimum tax withholding.

Black-Scholes is a widely accepted stock option pricing model; however, the ultimate value of stock options granted will be determined by the actual lives of options granted and the actual future price levels of the Company’s common stock. The weighted average fair value for options granted during Fiscal 2008, 2007 and 2006 is $10.60, $7.89 and $9.36 per share, respectively, using the Black-Scholes pricing model.

The following table summarizes stock option activity:

	Options Outstanding	Weighted Average Exercise Price

Outstanding at July 31, 2007	5,744,275	$23.09
Granted	464,499	43.17
Exercised	(1,010,801)	19.25
Canceled	(16,195)	29.76

Outstanding at July 31, 2008	5,181,778	25.62

The total intrinsic value of options exercised during Fiscal 2008, 2007 and 2006 was $26.2 million, $20.6 million, and $11.2 million, respectively.

Shares reserved at July 31, 2008 for outstanding options and future grants were 10,823,067. Shares reserved consist of shares available for grant plus all outstanding options. An amount is added to shares reserved each year based on shares outstanding adjusted for certain items as detailed in the Plan. The aggregate number of shares of common stock that may be issued under all awards under the Plan in any calendar year may not exceed 1.5 percent of the sum of the Company’s outstanding shares of common stock, the outstanding share equivalents, as determined by the Company in the calculation of earnings per share on a fully diluted basis, and shares held in treasury of the Company as reported for the Company’s most recent fiscal year that ends during such calendar year.

The following table summarizes information concerning outstanding and exercisable options as of July 31, 2008:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$5 to $15	899,942	1.80	$11.94	899,942	$11.94
$15 to $25	1,345,080	3.80	18.02	1,345,080	18.02
$25 and $35	2,288,438	5.72	31.18	2,116,538	30.96
$35 and above	648,318	8.88	40.76	380,534	41.42

	5,181,778	4.94	25.62	4,742,094	24.52

At July 31, 2008 the aggregate intrinsic value of shares outstanding and exercisable was $97.9 million and $94.8 million, respectively.

The following table summarizes the status of options which contain vesting provisions:

	Options	Weighted Average Grant Date Fair Value

Non-vested at July 31, 2007	362,016	$9.71
Granted	231,500	11.07
Vested	(141,637)	9.65
Canceled	(12,195)	10.13

Non-vested at July 31, 2008	439,684	10.43

The total fair value of shares vested during Fiscal 2008, 2007 and 2006 was $6.3 million, $2.8 million and $5.9 million, respectively.

As of July 31, 2008, there was $2.8 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. This unvested cost is expected to be recognized during Fiscal 2009, Fiscal 2010 and Fiscal 2011.

NOTE I
Income Taxes

The components of earnings before income taxes are as follows:

	2008	2007	2006

	(thousands of dollars)
Earnings before income taxes:
United States	$73,445	$88,157	$75,658
Foreign	162,718	116,704	113,509

Total	$236,163	$204,861	$189,167

The components of the provision for income taxes are as follows:

	2008	2007	2006

	(thousands of dollars)
Income taxes:
Current:
Federal	$28,191	$27,657	$21,583
State	619	2,975	448
Foreign	40,412	28,140	27,961

	69,222	58,772	49,992

Deferred:
Federal	(2,569)	(4,495)	4,860
State	(147)	(257)	278
Foreign	(2,296)	124	1,730

	(5,012)	(4,628)	6,868

Total	$64,210	$54,144	$56,860

The following table reconciles the U.S. statutory income tax rate with the effective income tax rate:

	2008	2007	2006

Statutory U.S. federal rate	35.0%	35.0%	35.0%
State income taxes	0.3	0.8	0.2
Foreign taxes at lower rates	(6.3)	(6.0)	(5.1)
Export, manufacturing and research credits	(0.6)	(1.3)	(1.4)
Tax on repatriation of earnings	(0.6)	(1.1)	1.9
Other	(0.6)	(1.0)	(0.5)

	27.2%	26.4%	30.1%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	2008	2007

	(thousands of dollars)
Deferred tax assets:
Accrued expenses	$11,146	$8,613
Compensation and retirement plans	812	—
Tax credit and NOL carryforwards	6,625	2,288
LIFO and inventory reserves	8,588	5,286
Other	4,370	2,664

Deferred tax assets	31,541	18,851
Valuation allowance	(2,472)	(1,245)

Net deferred tax assets	29,069	17,606

Deferred tax liabilities:
Depreciation and amortization	(28,636)	(27,338)
Compensation and retirement plans	—	(3,831)
Other	(2,584)	(1,470)

Deferred tax liabilities	(31,220)	(32,639)

Net deferred tax liability	$(2,151)	$(15,033)

The Company’s Fiscal 2008 tax rate benefited from the effect of changes in foreign statutory tax rates on outstanding deferred tax positions and reduced state tax expense due to lower U.S. earnings. U.S. earnings were a significantly lower percentage of total earnings compared to 2007. The average tax rate continues to reflect the significant contribution from the Company’s international operations, the majority of which have statutory tax rates below those of the U.S. Offsetting these favorable effects, the

Company’s Fiscal 2008 tax rate was also impacted by a reduced U.S. dividends received deduction, a reduced benefit from the repatriation of foreign earnings, the expiration of some foreign tax incentives, and the expiration of the U.S. Research and Experimentation credit.

The Company repatriated $160.0 million of its accumulated foreign earnings in Fiscal 2006 under the favorable provisions of the American Jobs Creation Act of 2004. Total U.S. income taxes of $3.6 million have been provided on this repatriation in Fiscal 2006. U.S. income taxes have not been provided on additional undistributed earnings of non-U.S. subsidiaries of approximately $436.6 million. The Company currently plans to permanently reinvest these undistributed earnings. If any portion were to be distributed, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings plus any available foreign tax credit carryovers. Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable.

While non-US operations have been profitable overall, the Company has cumulative pre-tax loss carry forwards of $22.5 million, which are carried as net operating losses in certain international subsidiaries. Approximately $2.2 million of these losses are attributable to pre-acquisition carry forwards. If fully realized, the unexpired net operating losses may be carried forward to offset future local income tax payments, at current rates of tax, of $6.6 million. Approximately 8 percent of these net operating losses expire within the next three years, while the majority of the remaining net operating loss carry forwards have no statutory expiration under current local laws. However, as it is more likely than not that certain of these losses will not be realized, a valuation allowance of $2.4 million exists as of July 31, 2008.

The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, on August 1, 2007. The new standard defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that in the Company’s judgment is greater than 50 percent likely to be realized. As a result of the implementation of FIN 48, the Company recognized a $0.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the August 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (thousands of dollars):

Unrecognized tax benefit

(thousands of dollars)
Balance as of August 1, 2007	$28,209
Additions for tax positions of the current year	8,221
Additions for tax positions of prior years	2,322
Reductions for tax positions of prior years	(471)
Changes in judgment	(69)
Reductions due to lapse of applicable statute of limitations	(6,210)

Balance as of July 31, 2008	$32,002

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. At July 31, 2008 and 2007 accrued interest and penalties on a gross basis were $5.7 million and $4.8 million, respectively.

The Company’s uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. The following tax years, in addition to the current year, remain subject to examination, at least for certain issues, by the major tax jurisdictions indicated:

Major Jurisdictions	Open Tax Years

Belgium	2005 through 2008
China	1999 through 2008
France	2004 through 2008
Germany	2004 through 2008
Italy	2003 through 2008
Japan	2006 through 2008
Mexico	2003 through 2008
United Kingdom	2006 through 2008
United States	2004 through 2008

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

The Engine Products segment sells to OEMs in the construction, mining, agriculture and transportation markets and to independent distributors, OEM dealer networks, private label accounts and large equipment fleets. Products include air filtration systems, exhaust and emissions systems, liquid filtration systems and replacement filters.

The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines, OEMs and end-users requiring highly purified air. Products include dust, fume and mist collectors, compressed air purification systems, static and pulse-clean air filter systems for gas turbines and specialized air filtration systems for applications including computer disk drives.

Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments and interest income and expense. Assets included in Corporate and Unallocated principally are cash and cash equivalents, inventory reserves, certain prepaids, certain investments, other assets and assets allocated to general corporate purposes.

The Company has an internal measurement system to evaluate performance and allocate resources based on profit or loss from operations before income taxes. The Company’s manufacturing facilities serve both reporting segments. Therefore, the Company uses an allocation methodology to assign costs and assets to the segments. A certain amount of costs and assets relate to general corporate purposes and are not assigned to either segment. Certain accounting policies applied to the reportable segments differ from those described in the summary of significant accounting policies. The reportable segments account for receivables on a gross basis and account for inventory on a standard cost basis.

Segment allocated assets are primarily accounts receivable, inventories, property, plant and equipment and goodwill. Reconciling items included in Corporate and Unallocated are created based on accounting differences between segment reporting and the consolidated, external reporting as well as internal allocation methodologies.

Segment detail is summarized as follows:

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company

	(thousands of dollars)
2008
Net sales	$1,229,171	$1,003,350	$—	$2,232,521
Depreciation and amortization	27,386	19,314	10,032	56,732
Equity earnings in unconsolidated affiliates	1,876	34	—	1,910
Earnings before income taxes	158,931	102,420	(25,188)	236,163
Assets	628,444	590,273	329,905	1,548,622
Equity investments in unconsolidated affiliates	15,190	506	—	15,696
Capital expenditures, net of acquired businesses	34,830	24,564	12,758	72,152
2007
Net sales	$1,084,262	$834,566	$—	$1,918,828
Depreciation and amortization	23,735	16,512	9,319	49,566
Equity earnings in unconsolidated affiliates	6,128	(225)	—	5,903
Earnings before income taxes	140,762	80,321	(16,222)	204,861
Assets	540,510	510,817	267,690	1,319,017
Equity investments in unconsolidated affiliates	14,968	2,445	—	17,413
Capital expenditures, net of acquired businesses	37,083	25,798	14,559	77,440
2006
Net sales	$991,554	$702,773	$—	$1,694,327
Depreciation and amortization	21,679	15,248	7,773	44,700
Equity earnings in unconsolidated affiliates	4,896	58	—	4,954
Earnings before income taxes	135,994	65,550	(12,377)	189,167
Assets	435,285	444,242	244,540	1,124,067
Equity investments in unconsolidated affiliates	13,539	1,566	—	15,105
Capital expenditures, net of acquired businesses	39,416	27,723	14,133	81,272

Following are net sales by product within the Engine Products segment and Industrial Products segment:

	2008	2007	2006

	(thousands of dollars)
Engine Products segment:
Off-Road Products*	$448,681	$352,065	$308,175
Transportation Products	123,146	166,370	184,303
Aftermarket Products**	657,344	565,827	499,076

Total Engine Products segment	1,229,171	1,084,262	991,554

Industrial Products segment:
Industrial Filtration Solutions Products	600,526	515,022	440,230
Gas Turbine Products	213,138	158,025	121,194
Special Applications Products	189,686	161,519	141,349

Total Industrial Products segment	1,003,350	834,566	702,773

Total Company	$2,232,521	$1,918,828	$1,694,327

*	Includes Aerospace and Defense products.
**	Includes replacement part sales to the Company’s original equipment manufacturers.

Geographic sales by origination and property, plant and equipment:

	Net Sales	Property, Plant & Equipment — Net

	(thousands of dollars)
2008
United States	$888,658	$144,429
Europe	766,797	166,195
Asia-Pacific	471,275	65,829
Other	105,791	38,706

Total	$2,232,521	$415,159

2007
United States	$827,648	$142,511
Europe	615,049	129,564
Asia-Pacific	397,080	61,057
Other	79,051	31,301

Total	$1,918,828	$364,433

2006
United States	$799,487	$134,817
Europe	491,665	104,343
Asia-Pacific	334,824	50,632
Other	68,351	27,572

Total	$1,694,327	$317,364

Concentrations    Sales to one Customer accounted for 10 percent of net sales in Fiscal 2008 and 2007, and 12 percent of net sales in Fiscal 2006, respectively. There were no Customers over 10 percent of gross accounts receivable in Fiscal 2008 and 2007.

NOTE K
Commitments and Contingencies

Guarantees    The Company and its partner, Caterpillar, Inc., in an unconsolidated joint venture, Advanced Filtration Systems Inc., guarantee certain debt of the joint venture. As of July 31, 2008, the joint venture had $17.0 million of outstanding debt.

The Company provides for warranties on certain products. In addition, the Company may incur specific Customer warranty issues. Following is a reconciliation of warranty reserves (in thousands of dollars):

Balance at August 1, 2006	$8,789
Accruals for warranties (including changes in estimates)	7,914
Less settlements made during the period	(8,158)

Balance at July 31, 2007	$8,545
Accruals for warranties (including changes in estimates)	7,616
Less settlements made during the period	(4,638)

Balance at July 31, 2008	$11,523

At July 31, 2008 and 2007, the Company had a contingent liability for standby letters of credit totaling $18.5 million and $16.5 million, respectively, which have been issued and are outstanding. The letters of credit guarantee payment to beneficial third parties in the event the Company is in breach of specified contract terms as detailed in each letter of credit. At July 31, 2008 and 2007, there were no amounts drawn upon these letters of credit.

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

Environmental Matters    The Company establishes reserves as appropriate for probable environmental liabilities and will continue to accrue reserves in appropriate amounts. While uncertainties exist with respect to the amounts and timing of the Company’s ultimate environmental liabilities, management believes that such liabilities, individually and in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.

NOTE L
Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(thousands of dollars, except per share amounts)
2008
Net sales	$525,576	$511,763	$587,760	$607,422
Gross margin	172,864	163,185	188,266	201,547
Net earnings	43,323	34,070	45,987	48,573
Basic earnings per share	.54	.43	.58	.62
Diluted earnings per share	.53	.42	.57	.60
Dividends declared per share	—	.21	—	.22
Dividends paid per share	.10	.10	.11	.11
2007
Net sales	$446,419	$463,740	$483,988	$524,681
Gross margin	143,866	141,216	149,822	169,960
Net earnings	36,005	31,275	40,147	43,290
Basic earnings per share	.44	.39	.50	.54
Diluted earnings per share	.43	.38	.49	.53
Dividends declared per share	—	.18	—	.19
Dividends paid per share	.09	.09	.09	.09

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

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with such evaluation during the fiscal quarter ended July 31, 2008, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

See Management’s Report on Internal Control over Financial Reporting under Item 8 on page 25.

Report of Independent Registered Public Accounting Firm

See Report of Independent Registered Public Accounting Firm under Item 8 on page 25.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information under the captions “Item 1: Election of Directors”; “Corporate Governance,” “Audit Committee,” “Audit Committee Expertise; Complaint-Handling Procedures,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s proxy statement for the 2008 annual shareholders meeting is incorporated herein by reference. Information on the Executive Officers of the Company is found on page 6 of this Annual Report on Form 10-K.

The Company has adopted a code of business conduct and ethics in compliance with applicable rules of the Securities and Exchange Commission that applies to its principal executive officer, its principal financial officer and its principal accounting officer or controller, or persons performing similar functions. A copy of the code of business conduct and ethics is posted on the Company’s website at www.donaldson.com. The code of business conduct and ethics is available in print, free of charge to any shareholder who requests it. The Company will disclose any amendments to, or waivers of, the code of business conduct and ethics for the Company’s principal executive officer, principal financial officer, and principal accounting officer on the Company’s website.

Item 11.  Executive Compensation

The information under the captions “Compensation Committee Report” and “Compensation Discussion and Analysis” of the Company’s proxy statement for the 2008 annual shareholders meeting is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption “Security Ownership” of the Company’s proxy statement for the 2008 annual shareholders meeting is incorporated herein by reference.

The following table sets forth information as of July 31, 2008, regarding the Company’s equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders
1980 Master Stock Compensation Plan:
Stock Options	—	—	—
Deferred Stock Gain Plan	60,571	$12.9372	—
1991 Master Stock Compensation Plan:
Stock Options	1,830,217	$17.9994	—
Deferred Stock Option Gain Plan	346,970	$30.0316	—
Deferred LTC/Restricted Stock	166,232	$21.2810	—
2001 Master Stock Incentive Plan:
Stock Options	2,949,791	$29.8214	See Note 1
Deferred LTC/Restricted Stock	146,702	$31.1536	See Note 1
Long Term Compensation	222,278	$33.1354	See Note 1

Subtotal for plans approved by security holders:	5,722,761	$25.7894

Equity compensation plans not approved by security holders
Nonqualified Stock Option Program for Non-Employee Directors	401,770	$29.4879	See Note 2
ESOP Restoration	33,020	$12.0022	See Note 3

Subtotal for plans not approved by security holders:	434,790	$28.1600

Total:	6,157,551	$25.9568

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information under the caption “Policy and Procedures Regarding Transactions with Related Persons” of the Company’s proxy statement for the 2008 annual shareholders meeting is incorporated here by reference.

Item 14.  Principal Accounting Fees and Services

The information under “Audit Committee Report” of the Company’s proxy statement for the 2008 annual shareholders meeting is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Documents filed with this report:

(1)	Financial Statements
Consolidated Statements of Earnings — years ended July 31, 2008, 2007 and 2006
Consolidated Balance Sheets — July 31, 2008 and 2007
Consolidated Statements of Cash Flows — years ended July 31, 2008, 2007 and 2006
Consolidated Statements of Changes in Shareholders’ Equity — years ended July 31, 2008, 2007 and 2006
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

DONALDSON COMPANY, INC.

Date:	September 26, 2008	By:
William M. Cook
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 26, 2008.

William M. Cook	President, Chief Executive Officer and Chairman (principal executive officer)
Thomas R. VerHage	Vice President and Chief Financial Officer (principal financial officer)
James F. Shaw	Controller (principal accounting officer)
* F. Guillaume Bastiaens	Director
* Janet M. Dolan	Director
* Jack W. Eugster	Director
* John F. Grundhofer	Director
* Michael J. Hoffman	Director
* Paul David Miller	Director
* Jeffrey Noddle	Director
* Willard D. Oberton	Director
* John P. Wiehoff	Director
*By: Norman C. Linnell As attorney-in-fact

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

DONALDSON COMPANY, INC. AND SUBSIDIARIES
(thousands of dollars)

		Additions

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (A)	Deductions (B)	Balance at End of Period

Year ended July 31, 2008:
Allowance for doubtful accounts deducted from accounts receivable	$6,768	$1,126	$537	$(922)	$7,509
Year ended July 31, 2007:
Allowance for doubtful accounts deducted from accounts receivable	$8,398	$914	$358	$(2,902)	$6,768
Year ended July 31, 2006:
Allowance for doubtful accounts deducted from accounts receivable	$8,409	$1,981	$(399)	$(1,593)	$8,398

Note A — Allowance for doubtful accounts foreign currency translation losses (gains) recorded directly to equity.
Note B — Bad debts charged to allowance, net of reserves and changes in estimates.

EXHIBIT INDEX
ANNUAL REPORT ON FORM 10-K

* 3-A	—	Restated Certificate of Incorporation of Registrant as currently in effect (Filed as Exhibit 3-A to Form 10-Q Report for the First Quarter ended October 31, 2004)
* 3-B	—	Amended and Restated Bylaws of Registrant (as of January 25, 2008) (Filed as Exhibit 3.1 to Form 8-K Report filed January 31, 2008)
* 3-C	—	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Registrant, dated as of March 3, 2006 (Filed as Exhibit 3-B to Form 10-Q Report filed for the first quarter ended October 31, 2006)
* 4	—	**
* 4-A	—	Preferred Stock Amended and Restated Rights Agreement between Registrant and Wells Fargo Bank, N.A., as Rights Agent, dated as of January 27, 2006 (Filed as Exhibit 4.1 to Form 8-K Report filed February 1, 2006)
*10-A	—	Officer Annual Cash Incentive Plan (Filed as Exhibit 10-A to 2006 Form 10-K Report)***
*10-B	—	1980 Master Stock Compensation Plan as Amended (Filed as Exhibit 10-C to 1993 Form 10-K Report)***
*10-C	—	Form of Performance Award Agreement under 1991 Master Stock Compensation Plan (Filed as Exhibit 10-D to 1995 Form 10-K Report)***
*10-D	—	ESOP Restoration Plan (2003 Restatement) (Filed as Exhibit 10-E to 2003 Form 10-K Report)***
*10-E	—	Deferred Compensation Plan for Non-employee Directors as amended (Filed as Exhibit 10-F to 1990 Form 10-K Report)***
*10-F	—	Independent Director Retirement and Benefit Plan as amended (Filed as Exhibit 10-H to 1995 Form 10-K Report)***
*10-G	—	Excess Pension Plan (2003 Restatement) (Filed as Exhibit 10-I to 2003 Form 10-K Report)***
*10-H	—	Supplementary Executive Retirement Plan (2003 Restatement) (Filed as Exhibit 10-J to 2003 Form 10-K Report)***
*10-I	—	1991 Master Stock Compensation Plan as amended (Filed as Exhibit 10-K to 1998 Form 10-K Report)***
*10-J	—	Form of Restricted Stock Award under 1991 Master Stock Compensation Plan (Filed as Exhibit 10-L to 1992 Form 10-K Report)***
*10-K	—	Form of Agreement to Defer Compensation for certain Executive Officers (Filed as Exhibit 10-M to 1993 Form 10-K Report)***
*10-L	—	Stock Option Program for Non-employee Directors (Filed as Exhibit 10-N to 1998 Form 10-K Report)***
*10-M	—	Note Purchase Agreement among Donaldson Company, Inc. and certain listed Insurance Companies Dated as of July 15, 1998 (Filed as Exhibit 10-R to 1998 Form 10-K Report)
*10-N	—	First Supplement to Note Purchase Agreement among Donaldson Company, Inc. and certain listed Insurance Companies dated as of August 1, 1998 (Filed as Exhibit 10-S to 1998 Form 10-K Report)
*10-O	—	Second Supplement and First Amendment to Note Purchase Agreement among Donaldson Company, Inc. and certain listed Insurance Companies dated as of September 30, 2004 (Filed as Exhibit 10-A to Form 10-Q Report for the Second Quarter ended January 31, 2005)
*10-P	—	2001 Master Stock Incentive Plan (Filed as Exhibit 4.1 to Form S-8 (SEC File No. 333-97771))***

*10-Q	—	Form of Officer Stock Option Award Agreement under the 2001 Master Stock Incentive Plan (Filed as Exhibit 10-A to Form 10-Q Report for the First Quarter ended October 31, 2004)***
*10-R	—	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the 2001 Master Stock Incentive Plan (Filed as Exhibit 10-B to Form 10-Q Report for the First Quarter ended October 31, 2004)***
*10-S	—	Agreement dated August 29, 2005, by and between Donaldson Company, Inc. and William G. Van Dyke (Filed as Exhibit 99.1 to Form 8-K Report filed August 29, 2005)***
*10-T	—	Restated Compensation Plan for Non-Employee Directors dated July 28, 2006 (Filed as Exhibit 99.1 to Form 8-K Report filed August 4, 2006)***
*10-U	—	Restated Long-Term Compensation Plan dated May 23, 2006 (Filed as Exhibit 99.2 to Form 8-K Report filed August 4, 2006)***
*10-V	—	Qualified Performance-Based Compensation Plan (Filed as Exhibit 10-DD to 2006 Form 10-K Report)***
*10-W	—	Deferred Compensation and 401(k) Excess Plan (2005 Restatement) (Filed as Exhibit 10-EE to 2006 Form 10-K Report)***
*10-X	—	Deferred Stock Option Gain Plan (2005 Restatement) (Filed as Exhibit 10-FF to 2006 Form 10-K Report)***
*10-Y	—	Excess Pension Plan (2005 Restatement) (Filed as Exhibit 10-GG to 2006 Form 10-K Report)***
*10-Z	—	Supplemental Executive Retirement Plan (2005 Restatement) (Filed as Exhibit 10-HH to 2006 Form 10-K Report)***
*10-AA	—	Form of Management Severance Agreement for Executive Officers (Filed as Exhibit 10-A to Form 10-Q Report for the Third Quarter ended April 30, 2008)
11	—	Computation of net earnings per share (See “Earnings Per Share” in “Summary of Significant Accounting Policies” in Note A in the Notes to Consolidated Financial Statements on page 31)
21	—	Subsidiaries
23	—	Consent of PricewaterhouseCoopers LLP
24	—	Powers of Attorney
31-A	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31-B	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibit has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference as an exhibit.
**	Pursuant to the provisions of Regulation S-K Item 601(b)(4)(iii)(A) copies of instruments defining the rights of holders of certain long-term debts of the Company and its subsidiaries are not filed and in lieu thereof the Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.
***	Denotes compensatory plan or management contract.
Note: Exhibits have been furnished only to the Securities and Exchange Commission. Copies will be furnished to individuals upon request.