Form 10-Q
period 2008-10-31
DONALDSON CO INC
filed 2008-12-04
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2008 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.

Commission File Number 1-7891

DONALDSON COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $5 Par Value – 76,935,342 shares as of October 31, 2008.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended October 31,

	2008	2007

Net sales	$573,260	$525,576
Cost of sales	386,557	352,712

Gross margin	186,703	172,864
Operating expenses	117,016	109,084

Operating income	69,687	63,780
Other (income) expense, net	(3,104)	132
Interest expense	4,290	4,183

Earnings before income taxes	68,501	59,465
Income taxes	20,539	16,142

Net earnings	$47,962	$43,323

Weighted average shares outstanding	77,903,194	79,846,911
Diluted shares outstanding	79,631,886	81,882,599
Basic earnings per share	$0.62	$0.54
Diluted earnings per share	$0.60	$0.53
Dividends paid per share	$.11	$.10

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share amounts)
(Unaudited)

	October 31, 2008	July 31, 2008

ASSETS
Current Assets
Cash and cash equivalents	$69,067	$83,357
Accounts receivable, less allowance of $6,807 and $7,509	388,177	413,863
Inventories	240,279	264,129
Prepaids and other current assets	91,556	92,408

Total current assets	789,079	853,757
Property, plant and equipment, at cost	841,467	901,746
Less accumulated depreciation	(464,978)	(486,587)

Property, plant and equipment, net	376,489	415,159
Goodwill	163,507	134,162
Intangible assets	68,436	46,317
Other assets	97,370	99,227

Total Assets	$1,494,881	$1,548,622

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$206,882	$139,404
Current maturities of long-term debt	5,380	5,669
Trade accounts payable	188,264	200,967
Other current liabilities	156,091	170,667

Total current liabilities	556,617	516,707
Long-term debt	173,689	176,475
Deferred income taxes	32,907	35,738
Other long-term liabilities	74,427	79,667

Total Liabilities	837,640	808,587

SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $5 par value, 120,000,000 shares authorized, 88,643,194 issued	443,216	443,216
Retained earnings	568,052	522,476
Stock compensation plans	24,702	27,065
Accumulated other comprehensive income	12,506	112,883
Treasury stock, at cost – 11,612,644 and 11,021,619 shares at October 31, 2008 and July 31, 2008, respectively	(391,235)	(365,605)

Total Shareholders’ Equity	657,241	740,035

Total Liabilities and Shareholders’ Equity	$1,494,881	$1,548,622

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)
(Unaudited)

	Three Months Ended October 31,

	2008	2007

OPERATING ACTIVITIES
Net earnings	$47,962	$43,323
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,074	14,059
Changes in operating assets and liabilities	(10,436)	(32,463)
Tax benefit of equity plans	(1,590)	(4,010)
Stock compensation plan expense	957	1,270
Other, net	796	(344)

Net cash provided by operating activities	51,763	21,835
INVESTING ACTIVITIES
Net expenditures on property and equipment	(11,459)	(11,479)
Acquisitions, investments and divestitures, net	(74,508)	1,000

Net cash used in investing activities	(85,967)	(10,479)
FINANCING ACTIVITIES
Purchase of treasury stock	(32,773)	(2,099)
Proceeds from long-term debt	89	25,139
Repayments of long-term debt	(5,261)	(5,245)
Change in short-term borrowings	75,129	(43,733)
Dividends paid	(8,538)	(7,917)
Tax benefit of equity plans	1,590	4,010
Exercise of stock options	939	1,891

Net cash provided by (used in) financing activities	31,175	(27,954)
Effect of exchange rate changes on cash	(11,261)	1,253

Decrease in cash and cash equivalents	(14,290)	(15,345)
Cash and cash equivalents - beginning of year	83,357	55,237

Cash and cash equivalents - end of period	$69,067	$39,892

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Certain amounts in prior periods have been reclassified to conform to the current presentation. The reclassifications had no impact on the Company’s net earnings or shareholders’ equity as previously reported. Operating results for the three months ended October 31, 2008 are not necessarily indicative of the results that may be expected for future periods. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2008.

Note B – Inventories

The components of inventory as of October 31, 2008 and July 31, 2008 are as follows (thousands of dollars):

	October 31, 2008	July 31, 2008

Materials	$95,094	$110,135
Work in process	28,429	23,728
Finished products	116,756	130,266

Total inventories	$240,279	$264,129

Note C – Accounting for Stock-Based Compensation

Stock-based employee compensation cost is recognized using the fair-value based method for all awards. The Company determined the fair value of its option awards using the Black-Scholes option pricing model. The following assumptions were used to value the options granted during the three months ended October 31, 2008: 7 year expected life; expected volatility range of 23.0 percent to 23.1 percent; risk-free interest rate range of 3.6 percent to 3.7 percent and annual dividend yield of 1.0 percent. The expected life selected for options granted during the period represents the period of time that the options are expected to be outstanding based on historical data of option holder exercise and termination behavior. Expected volatilities are based upon historical volatility of the Company’s stock over a period at least equal to the expected life of each option grant. Option grants are priced at the fair market value of the Company’s stock on the date of grant. The weighted average fair value for options granted during the three months ended October 31, 2008 and 2007 was $12.57 per share and $1.70 per share, respectively. The fair value of options granted was lower during the three months ended October 31, 2007 due to the fact that the only options granted during that quarter were a result of exercising reloadable grants with a short remaining maturity. For the three months ended October 31, 2008, the Company recorded pretax compensation expense associated with stock options of $0.4 million and recorded $0.2 million of related tax benefit. For the three months ended October 31, 2007, the Company recorded pretax compensation expense associated with stock options of $0.3 million and recorded $0.1 million of related tax benefit.

The following table summarizes stock option activity during the three months ended October 31, 2008:

	Options Outstanding	Weighted Average Exercise Price

Outstanding at July 31, 2008	5,181,778	$25.62
Granted	3,500	$43.14
Exercised	(264,531)	$19.45
Canceled	(8,598)	$36.87

Outstanding at October 31, 2008	4,912,149	$25.94

The total intrinsic value of options exercised during the three months ended October 31, 2008 and 2007 was $5.0 million and $6.8 million, respectively.

The following table summarizes information concerning outstanding and exercisable options as of October 31, 2008:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$15 and below	752,642	1.62	$12.19	752,642	$12.19
$15 to $25	1,335,580	3.55	$18.02	1,335,580	$18.02
$25 to $35	2,176,709	5.65	$31.15	2,008,724	$30.92
$35 and above	647,218	8.64	$40.78	380,500	$41.42

	4,912,149	4.86	$25.94	4,477,446	$24.82

At October 31, 2008, the aggregate intrinsic value of options outstanding and exercisable was $48.9 million and $48.7 million, respectively.

The Company recorded $0.5 million and $1.0 million of compensation expense during the three months ended October 31, 2008 and 2007, respectively, related to other share based awards.

As of October 31, 2008, there was $2.4 million of total unrecognized compensation cost related to non-vested stock options granted under the 2001 Master Stock Incentive Plan. This unvested cost is expected to be recognized during the remainder of Fiscal 2009, Fiscal 2010, Fiscal 2011 and Fiscal 2012.

Note D – Net Earnings Per Share

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and dilutive shares relating to stock options, restricted stock and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods. For the three months ended October 31, 2008 and 2007 there were 250,618 and 16,655 options excluded from the diluted net earnings per share calculation, respectively.

The following table presents information necessary to calculate basic and diluted net earnings per common share (thousands, except per share amounts):

	Three Months Ended October 31,

	2008	2007

Weighted average shares outstanding basic	77,903	79,847
Diluted share equivalents	1,729	2,036

Weighted average shares outstanding – diluted	79,632	81,883

Net earnings for basic and diluted earnings per share computation	$47,962	$43,323
Net earnings per share – basic	$0.62	$0.54
Net earnings per share – diluted	$0.60	$0.53

Note E – Shareholders’ Equity

The Company reports accumulated other comprehensive income as a separate item in the shareholders’ equity section of the balance sheet.

Total comprehensive income and its components are as follows (thousands of dollars):

	Three Months Ended October 31,

	2008	2007

Net earnings	$47,962	$43,323
Foreign currency translation gain (loss)	(101,791)	18,284
Net gain (loss) on hedging derivatives, net of deferred taxes	1,048	(793)
Pension and postretirement liability adjustment, net of deferred taxes	366	79

Total comprehensive income (loss)	$(52,415)	$60,893

Total accumulated other comprehensive income and its components at October 31, 2008 and July 31, 2007 are as follows (thousands of dollars):

	October 31, 2008	July 31, 2008

Foreign currency translation adjustment	$36,749	$138,540
Net gain on hedging derivatives, net of deferred taxes	1,236	188
Pension and postretirement liability, net of deferred taxes	(25,479)	(25,845)

Total accumulated other comprehensive income	$12,506	$112,883

During the first quarter of Fiscal 2009, the Company repurchased 0.8 million shares for $32.8 million at an average price of $40.86 per share. As of October 31, 2008 the Company had remaining authorization to repurchase up to 0.9 million shares pursuant to the current authorization.

At October 31, 2008, the fair market value of forward contract assets and liabilities was $5.4 million and $3.7 million, respectively.

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

	Engine Products	Industrial Products	Corporate and Unallocated	Total Company

Three Months Ended October 31, 2008:
Net sales	$308,777	$264,483	—	$573,260
Earnings before income taxes	36,145	34,568	(2,212)	68,501
Assets	659,690	593,135	242,056	1,494,881
Three Months Ended October 31, 2007:
Net sales	$293,155	$232,421	—	$525,576
Earnings before income taxes	42,389	24,015	(6,939)	59,465
Assets	586,276	559,136	247,867	1,393,279

Sales to one Customer accounted for 10 percent of net sales for the three months ended October 31, 2008 and 2007, respectively. There were no Customers over 10 percent of gross accounts receivable as of October 31, 2008 and 2007.

Note G – Goodwill and Other Intangible Assets

The Company’s most recent annual impairment assessment for goodwill was completed during the third quarter of Fiscal 2008. The results of this assessment showed that the fair values of the reporting units to which goodwill is assigned continue to be higher than the book values of the respective reporting units, resulting in no goodwill impairment. The Company has allocated goodwill to its Industrial Products and Engine Products segments. The current year addition to the Engine Products segment is a result of the preliminary purchase price allocation for the acquisition of 100 percent of the stock of Western Filter Corporation on October 15, 2008. The allocation is preliminary until the working capital adjustment is finalized. Goodwill associated with this acquisition is tax deductible. Pro forma financial results are not presented as the results of the acquisition are not material to the Company’s financial results. The current year disposition in the Industrial Products segment is a result of the sale of the air dryer business in Maryville, Tennessee on October 31, 2008. Following is a reconciliation of goodwill for the three months ending October 31, 2008 (thousands of dollars):

	Engine Products	Industrial Products	Total Goodwill

Balance as of August 1, 2008	$19,126	$115,036	$134,162
Acquisition activity	43,741	—	43,741
Disposition activity	—	(1,089)	(1,089)
Foreign exchange translation	(1,802)	(11,505)	(13,307)

Balance as of October 31, 2008	$61,065	$102,442	$163,507

As of October 31, 2008, other intangible assets were $68.4 million, a $22.1 million increase from the balance of $46.3 million at July 31, 2008. The increase in other intangible assets is due to the acquisition of Western Filter Corporation partially offset by amortization, foreign exchange and disposition activity.

Note H – Guarantees

The Company and its partner, Caterpillar, Inc., in an unconsolidated joint venture, Advanced Filtration Systems Inc., guarantees certain debt of the joint venture. As of October 31, 2008, the joint venture had $21.7 million of outstanding debt of which the Company guarantees half.

The Company estimates warranty costs using standard quantitative measures based on historical warranty claim experience and evaluation of specific Customer warranty issues. Following is a reconciliation of warranty reserves for the three months ended October 31, 2008 and 2007 (thousands of dollars):

	October 31, 2008	October 31, 2007

Beginning balance	$11,523	$8,545
Accruals for warranties issued during the reporting period	1,011	2,433
Accruals related to pre-existing warranties (including changes in estimates)	323	1,598
Less settlements made during the period	(480)	(318)

Ending balance	$12,377	$12,258

At October 31, 2008, the Company had a contingent liability for standby letters of credit totaling $18.5 million that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of specified bond financing agreement and insurance contract terms as detailed in each letter of credit. At October 31, 2008, there were no amounts drawn upon these letters of credit.

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

Net periodic pension costs for the Company’s pension plans include the following components (thousands of dollars):

	Three Months Ended October 31,

	2008	2007

Service cost	$3,913	$3,651
Interest cost	4,649	3,619
Expected return on assets	(7,092)	(5,899)
Transition amount amortization	38	37
Prior service cost amortization	106	107
Actuarial (gain)/loss amortization	54	(25)

Total periodic benefit cost	$1,668	$1,490

The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. For the three months ended October 31, 2008, the Company made $1.0 million in contributions to its non-U.S. pension plans. The Company has not made and does not anticipate making any contributions to its U.S. pension plans in the current year and estimates that it will contribute up to an additional $4.0 million to its non-U.S. pension plans during the remainder of Fiscal 2009.

Note J – Commitments and Contingencies

In accordance with SFAS No. 5, “Accounting for Contingencies,” (SFAS No. 5), the Company records provisions with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter. The Company believes the recorded reserves in its consolidated financial statements are adequate in light of the probable and estimable outcomes. Any recorded liabilities were not material to the Company’s financial position, results of operation and liquidity and the Company does not believe that any of the currently identified claims or litigation will materially affect its financial position, results of operation and liquidity.

Note K – Income Taxes

The effective tax rate for the quarter was 30.0 percent compared to 27.1 percent for the prior year first quarter. The higher rate this quarter was primarily due to a $2.1 million decrease in discrete tax benefits recognized this quarter compared to $3.9 million in tax benefits occurring in the prior year related to enacted foreign tax rate changes and the expiration of statutes on unrecognized tax benefits. The current year tax rate benefited from $1.8 million related to the reinstatement of the Research and Experimentation Credit for Fiscal 2008 and an adjustment to an income tax reserve related to foreign tax audit exposure.

The Company’s uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. The following tax years, in addition to the current year, remain subject to examination, at least for certain issues, by the major tax jurisdictions indicated:

Major Jurisdictions	Open Tax Years

Belgium	2005 through 2008
China	1999 through 2008
France	2004 through 2008
Germany	2004 through 2008
Italy	2003 through 2008
Japan	2006 through 2008
Mexico	2003 through 2008
United Kingdom	2007 through 2008
United States	2004 through 2008

At October 31, 2008 the total unrecognized tax benefits were $32.4 million, and accrued interest and penalties on these unrecognized tax benefits were $5.5 million. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. If the Company were to prevail on all unrecognized tax benefits recorded, substantially all of the unrecognized tax benefits would benefit the effective tax rate. With an average statute of limitations of about 5 years, up to $4.4 million of the unrecognized tax benefits could potentially expire in the next 12 month period, unless extended by audit. It is reasonably possible that an additional reduction in unrecognized tax benefits may occur within the fiscal year due to settlement of several worldwide tax disputes; however, quantification of an estimated range and timing cannot be made at this time.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies whenever another standard requires (or permits) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. SFAS 157 does not expand the use of fair value to any new circumstances, and was effective for the Company for its Fiscal 2009 year beginning August 1, 2008. The adoption of SFAS 157 in Fiscal 2009 did not have a material impact on the Company’s financial statements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2). FSP FAS 157-2 delays by one year the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities. The Company is currently evaluating the impact the standard will have on the determination of fair value related to non-financial assets and non-financial liabilities in Fiscal 2010.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and was adopted by the Company on August 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which changes the accounting for business combinations and their effects on the financial statements. SFAS 141(R) will be effective for the Company at the beginning of Fiscal 2010. The adoption of SFAS 141(R) is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company beginning in the third quarter of Fiscal 2009. The adoption of SFAS 161 only requires additional disclosures about the Company’s derivatives and thus will not affect the Company’s consolidated financial statements.

Note M – Subsequent Event

On November 14, 2008, the Company issued an $80 million senior unsecured note. The note is due on November 14, 2013. The debt was issued at face value and bears interest payable semi-annually at a rate of 6.59 percent. The proceeds from the note will be used to refinance existing debt or for general corporate purposes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is a worldwide manufacturer of filtration systems and replacement parts. The Company’s product mix includes air and liquid filtration systems and exhaust and emission control products. Products are manufactured at 39 plants around the world and through three joint ventures.

The Company has two reporting segments: Engine Products and Industrial Products. Products in the Engine Products segment consist of air filtration systems, exhaust and emissions systems, liquid filtration systems and replacement parts. The Engine Products segment sells to original equipment manufacturers (OEMs) in the construction, mining, agriculture and transportation markets and to independent distributors, OEM dealer networks, private label accounts and large equipment fleets. Products in the Industrial Products segment consist of dust, fume and mist collectors, compressed air purification systems, liquid filtration systems, intake air filtration systems for gas turbines, and specialized air filtration systems for diverse applications including computer disk drives. The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines and OEMs and end users requiring clean air, and liquids.

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report.

Overview

The Company reported record diluted net earnings per share of $0.60 for the first quarter of Fiscal 2009, up from $0.53 in the first quarter of the prior year. Net income for the quarter was $48.0 million, up 10.7 percent from $43.3 million in the first quarter of the prior year. The impact of foreign currency translation had minimal impact on net earnings in the quarter. The Company reported record sales in the first quarter of Fiscal 2009 of $573.3 million, an increase of 9.1 percent from $525.6 million in the first quarter of the prior year. The impact of foreign currency translation increased reported sales by 0.7 percent in the quarter.

Overall, the Company’s globally-diversified portfolio of filtration businesses provided the foundation to deliver another quarter of growth. Continued strength in the aerospace and defense, industrial filtration, and gas turbine businesses helped to offset weakness in our other end markets. Geographically, sales grew 14 percent in Asia, 11 percent in the Americas, and 4 percent in Europe. The Company experienced higher raw material costs in the first quarter and worked to offset a portion of the impact through a combination of pricing actions with Customers and internal cost reduction efforts. The Company has been proactively managing its business and working aggressively to reduce expense levels to help offset the challenging global economic environment it expects to face this year, and the progress is evident as operating expenses decreased to 20.4 percent of sales this quarter compared to 22.0 percent in fourth quarter of Fiscal 2008.

Results of Operations

Sales in the United States increased $20.5 million or 9.5 percent for the first quarter of Fiscal 2009 compared to the first quarter of the prior year. Total international sales in U.S. dollars increased $27.2 million or 8.8 percent in the first quarter compared to the prior year. In U.S. dollars, Europe sales increased $6.9 million or 4.0 percent, Asia sales increased $16.1 million or 14.1 percent and other international sales increased $4.2 million or 16.9 percent for the first quarter of Fiscal 2009 as compared to the prior year period. Translated at constant exchange rates, total international sales increased 7.6 percent over the prior year quarter.

The impact of foreign currency translation during the first quarter of Fiscal 2009 increased sales by $3.6 million, or 0.7 percent. Worldwide sales for the first quarter of Fiscal 2009, excluding the impact of foreign currency translation, increased 8.4 percent from the first quarter of the prior year. The impact of foreign currency translation decreased net income by $0.3 million for the three month period of Fiscal 2009.

For the past several years the Company benefited from a positive impact from foreign exchange – more specifically the weaker U.S. Dollar versus the Euro. However, during the first quarter of Fiscal 2009, that changed dramatically with a resurgence in the strength of the U.S. Dollar. Based on exchange rate levels in effect in November 2008, the Company anticipates that the resurgence in the strength of the U.S. Dollar will decrease Fiscal 2009 full year sales by approximately $133 million, or 6 percent, from Fiscal 2008. Including this foreign currency translation assumption, the Company expects full year sales in both the Engine and Industrial Products’ segments to be flat or slightly down and for total Company sales to be between $2.15 billion and $2.23 billion for the full year. In local currency, the Company expects low single-digit percentage sales growth in both segments and for the total Company.

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

Following is a reconciliation to the most comparable GAAP financial measure of this non-GAAP financial measure (thousands of dollars):

	Three Months Ended October 31,

	2008	2007

Net sales, excluding foreign currency translation	$569,669	$504,964
Foreign currency translation	3,591	20,612

Net sales	$573,260	$525,576

Net earnings, excluding foreign currency translation	$48,304	$40,071
Foreign currency translation	(342)	3,252

Net earnings	$47,962	$43,323

Gross margin for the first quarter of Fiscal 2009 was 32.6 percent compared to 32.9 percent for the first quarter in the prior year. The primary drivers for the change in the quarter include a $7.0 million unfavorable impact due to the delay in recovery of material cost increases from several major Engine Customers, partially offset by a $1.3 million favorable impact due to higher sales in our Industrial businesses (which deliver a higher gross margin) and a $3.4 million favorable impact due to product cost reductions and manufacturing productivity improvements. Plant rationalization and start-up costs were $1.0 million in the first quarter, which includes a loss associated with the sale of the air dryer business in Maryville, Tennessee, compared to prior year quarter costs of $0.3 million. Operating expenses during the first quarter of Fiscal 2009 were $117.0 million, or 20.4 percent of sales, compared to $109.1 million, or 20.8 percent of sales, in the prior year period. This decrease as a percent of sales was driven by a focus on cost containment efforts, including a global hiring freeze, targeted restructuring within some businesses and functions, a reduction of contractors and temporary workers and other discretionary spending cuts.

Other income for the first quarter of Fiscal 2009 totaled $3.1 million, compared to $0.1 million of other expense in the first quarter of the prior year. Other income for the first quarter of Fiscal 2009 consisted of income from unconsolidated affiliates of $0.7 million, royalty income of $2.0 million, interest income of $0.3 million, foreign exchange gains of $0.2 million, and other expenses of $0.1 million. For the first quarter of Fiscal 2009, interest expense was $4.3 million, a slight increase as compared to the first quarter of the prior year, due to higher debt levels.

The effective tax rate for the quarter was 30.0 percent compared to 27.1 percent for the prior year first quarter. The higher rate this quarter was primarily due to a $2.1 million decrease in discrete tax benefits recognized this quarter compared to $3.9 million in tax benefits occurring in the prior year related to enacted foreign tax rate changes and the expiration of statutes on unrecognized tax benefits. The current year tax rate benefited from $1.8 million related to the reinstatement of the Research and Experimentation Credit for Fiscal 2008 and an adjustment to an income tax reserve related to foreign tax audit exposure.

Operations by Segment

Following is financial information for the Company’s Engine Products and Industrial Products segments. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments and interest income and expense. Segment detail is summarized as follows (thousands of dollars):

	Engine Products	Industrial Products	Corporate and Unallocated	Total Company

Three Months Ended October 31, 2008:
Net sales	$308,777	$264,483	—	$573,260
Earnings before income taxes	36,145	34,568	(2,212)	68,501
Assets	659,690	593,135	242,056	1,494,881
Three Months Ended October 31, 2007:
Net sales	$293,155	$232,421	—	$525,576
Earnings before income taxes	42,389	24,015	(6,939)	59,465
Assets	586,276	559,136	247,867	1,393,279

Following are net sales by product category within the Engine Products and Industrial Products segments (thousands of dollars):

	Three Months Ended October 31,

	2008	2007

Engine Products segment:
Off-road Products*	$114,824	$104,624
Transportation Products	27,722	30,089
Aftermarket Products**	166,231	158,442

Total Engine Products segment	$308,777	$293,155

Industrial Products segment:
Industrial Filtration Solutions Products	$155,207	$136,294
Gas Turbine Products	59,885	48,936
Special Applications Products	49,391	47,191

Total Industrial Products segment	$264,483	$232,421

Total Company	$573,260	$525,576

*	Includes Aerospace and Defense products.
**	Includes replacement part sales to the Company’s original equipment manufacturers Customers.

Engine Products Segment    For the first quarter of Fiscal 2009, worldwide Engine Products sales were $308.8 million, an increase of 5.3 percent from $293.2 million in the first quarter of the prior year. Total first quarter Engine Products sales in the United States increased by 6.5 percent compared to the same period in the prior year and international sales increased by 4.2 percent as discussed below. Earnings before income taxes as a percentage of Engine Products segment sales of 11.7 percent decreased from 14.5 percent in the prior year. The Engine Products segment has been negatively impacted by deteriorating global economic conditions, specifically in Transportation Products.

Worldwide sales of Off-road Products in the first quarter of Fiscal 2009 were $114.8 million, an increase of 9.7 percent from $104.6 million in the first quarter of the prior year. Domestic sales in Off-road Products increased 12.9 percent as strong aerospace and defense, agriculture and non-residential construction markets more than offset a decrease in residential construction. Spending in the U.S. residential construction market is down more than 20 percent over prior year. Strong demand for replacement filters for Black Hawk helicopters, along with retrofit sales for these helicopters, increased sales by $6.5 million in the quarter. International sales were up 6.1 percent from the first quarter of the prior year with increases in Europe and Asia of 4.6 percent and 11.0 percent, respectively. Sales to the European agriculture end market were strong in the quarter, offset by a decline in sales to construction end markets.

Worldwide sales in Transportation Products in the first quarter of Fiscal 2009 were $27.7 million, a decrease of 7.9 percent from $30.1 million in the first quarter of the prior year. International Transportation Products sales increased by 7.6 percent driven by increased sales in Asia of 10.1 percent while other regions remained relatively flat. Sales decreased in the United States by 19.5 percent primarily as a result of a 31 percent drop in medium duty build rates by the Company’s Customers over the prior year quarter.

Worldwide sales of Aftermarket Products in the first quarter were $166.2 million, an increase of 4.9 percent from $158.4 million in the first quarter of the prior year. Despite U.S. truck utilization rates decreasing two percent over prior year, the Company’s U.S. Aftermarket Products sales grew 7.6 percent driven by increases in retrofit emissions sales of $4.3 million in the quarter. International sales were up 2.5 percent from the prior year quarter, driven by a sales increase in Asia of 9.5 percent. Sales volumes increased in Asia as a result of the Company’s focus on expanding its sales and distribution presence across the region.

Industrial Products Segment    For the first quarter of Fiscal 2009, worldwide sales in the Industrial Products segment were $264.5 million, an increase of 13.8 percent from $232.4 million in the first quarter of the prior year. Total first quarter international Industrial Products sales were up 12.8 percent compared to the same period in the prior year, while sales in the United States increased by 16.1 percent. Earnings before income taxes as a percentage of Industrial Products segment sales of 13.1 percent increased from 10.3 percent in the prior year. This earnings improvement over the prior year was driven by an increase in plant utilization due to higher volumes in the Industrial Filtration Solutions Products business, the impact of cost control measures and the non-recurrence of low margin large projects shipped in Fiscal 2008.

Worldwide sales of Industrial Filtration Solutions Products in the quarter were $155.2 million, an increase of 13.9 percent from $136.3 million in the prior year. International sales grew 15.4 percent over the prior year with sales in Europe and Asia showing increases of 9.7 percent and 30.8 percent, respectively. Although general economic conditions in Europe declined, demand remained strong for the Company’s Industrial Filtration Solutions products. The increase in Asia was partially due to the shipment of a large project in the quarter, which totaled $2.0 million. Domestic sales increased 11.0 percent over the prior year quarter. Machine tool consumption in the U.S. increased over a year ago, which contributed to healthy demand for the Company’s products. The impact of the recent acquisition of LMC West, Inc. also contributed approximately three percent of the Company’s U.S. sales increase.

Worldwide sales of the Company’s Gas Turbine Products in the first quarter were $59.9 million, an increase of 22.4 percent from sales of $48.9 million in the first quarter of the prior year. Growth continued to be good in both the power generation and oil and gas end markets. The Gas Turbine Products sales are typically large systems and as a result the shipments and revenues fluctuate from quarter to quarter.

Worldwide sales of Special Application Products in the quarter were $49.4 million, an increase of 4.7 percent from $47.2 million in the prior year period. Domestic Special Application Products sales increased 11.8 percent. International sales of Special Application Products increased 3.7 percent over the prior year, primarily in Europe which increased 32.6 percent due to sales of PTFE membranes, while sales in Asia decreased 1.0 percent due to a slowdown in demand for disk drive filters.

Liquidity and Capital Resources

The Company generated $51.8 million of cash and cash equivalents from operations during the first three months of Fiscal 2009. Operating cash flows increased by $30.0 million from the same period in the prior year primarily as a result of an increase in net earnings of $4.6 million and slower growth in accounts receivable balances which resulted in $19.8 million of additional cash flow from operations as compared to the prior year. Operating cash flows, additional borrowings and cash on hand were used to support $11.5 million in capital additions, the acquisition of Western Filter Corporation for $78.5 million, the repurchase of 0.8 million outstanding shares of the Company’s common stock for $32.8 million and the payment of $8.5 million in dividends. For additional information regarding share repurchases see Part II Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

At the end of the first quarter, the Company held $69.1 million in cash and cash equivalents, down from $83.4 million at July 31, 2008. Short-term debt totaled $206.9 million, up from $139.4 million at July 31, 2008, primarily due to the acquisition of Western Filter Corporation. The amount of unused lines of credit as of October 31, 2008 was approximately $373.0 million. Long-term debt of $173.7 million at October 31, 2008 decreased from $176.5 million at July 31, 2008, due to payments made on long-term debt, and represented 20.9 percent of total long-term capital, defined as long-term debt plus total shareholders’ equity, compared to 19.3 percent at July 31, 2008. The Company has not made and does not anticipate making any contributions to its U.S. pension plans and estimates that it will contribute up to an additional $4.0 million to its non-U.S. pension plans during the remainder of Fiscal 2009.

The following table summarizes the Company’s contractual obligations as of October 31, 2008 (in thousands):

Contractual Obligations	Payments Due by Period

	Total	Less than 1 year	1 – 3 years	3 – 5 Years	More than 5 years

Long-term debt obligations	$178,309	$5,120	$5,334	$42,598	$125,257
Capital lease obligations	760	306	222	130	102
Interest on long-term obligations	63,305	8,587	16,021	13,116	25,581
Operating lease obligations	25,347	9,960	10,444	4,268	675
Purchase obligations(1)	161,726	154,472	6,237	1,017	—
Pension and deferred compensation (2)	29,025	2,723	3,286	3,142	19,874

Total (3)	$458,472	$181,168	$41,544	$64,271	$171,489

(1)	Purchase obligations consist primarily of inventory, tooling, contract employment services and capital expenditures. The Company’s purchase orders for inventory are based on expected Customer demand, and quantities and dollar volumes are subject to change.
(2)	Pension and deferred compensation consists of long-term pension liabilities and salary and bonus deferrals elected by certain executives under the Company’s deferred compensation plan. Deferred compensation balances earn interest based on a treasury bond rate as defined by the plan and are payable at the election of the participants.
(3)	In addition to the above contractual obligations, the Company may be obligated for additional cash outflows of $32.4 million of potential tax obligations. The payment and timing of any such payments is affected by the ultimate resolution of the tax years that are under audit or remain subject to examination by the relevant taxing authorities.

At October 31, 2008, the Company had a contingent liability for standby letters of credit totaling $18.5 million that have been issued and are outstanding. The letters of credit guarantee payment to beneficial third parties in the event the Company is in breach of specified financing agreement and insurance contract terms as detailed in each letter of credit. At October 31, 2008, there were no amounts drawn upon these letters of credit.

The Company has a five-year, multi-currency revolving facility with a group of banks under which the Company may borrow up to $250 million. This facility expires on April 2, 2013. As of October 31, 2008, there was $175.0 million of borrowings under this facility.

Certain note agreements contain debt covenants related to working capital levels and limitations on indebtedness. As of October 31, 2008, the Company was in compliance with all debt covenants.

On November 14, 2008, the Company issued an $80 million senior unsecured note. The note is due on November 14, 2013. The debt was issued at face value and bears interest payable semi-annually at a rate of 6.59 percent. The proceeds from the note will be used to refinance existing debt or for general corporate purposes.

During the first quarter of Fiscal 2009, the global credit market began to experience a significant tightening of credit availability and interest rate volatility. This crisis resulted in reduced funding available for commercial banks and corporate debt issuers. As a result, capital market financing became more expensive and less available. The Company has assessed the implications of these factors on its current business and believes that its current financial resources are sufficient to continue financing its operations. There can be no assurance, however, that the cost or availability of future borrowings will not be impacted by ongoing capital market disruptions.

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

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2008.

Outlook

Based on exchange rates in effect in November 2008, the Company anticipates that the resurgence in the strength of the U.S. Dollar will decrease Fiscal 2009 full year sales by approximately $133 million, or 6 percent, from Fiscal 2008. Including this foreign currency translation assumption, the Company expects full year sales in both the Engine and Industrial Products’ segments to be flat or slightly down and for total Company sales to be between $2.15 billion and $2.23 billion for the full year. In local currency, the Company expects low single-digit percentage sales growth in both segments and for the total company.

Engine Products Segment

•	In NAFTA Transportation Products, the Company no longer expects a pre-buy in advance of the 2010 diesel emission regulations and as a result anticipates NAFTA Class eight truck builds by its Customers will remain flat through the remainder of Fiscal 2009. The Company also expects a decline in NAFTA class five to seven build rates and for new truck build rates to decline in Europe and Japan.
•	The Company expects the NAFTA and Western European residential construction markets to remain weak. However, demand for coal and farm commodities, along with global infrastructure projects, is expected to generate year-over-year sales growth in the Company’s mining, heavy construction, and agriculture equipment end markets. The Company expects demand in the aerospace and defense end markets to remain strong and also to benefit from the recent acquisition of Western Filter.
•	Aftermarket sales are expected to continue growing due to the Company’s ongoing expansion into new geographies and solid off-road equipment utilization. The Company also expects to continue benefiting from the increasing amount of equipment in the field with its PowerCore™ technology as well as the Company’s other new proprietary filtration systems.

Industrial Products Segment

•	The Company’s Industrial Filtration Solutions’ sales are now projected to decrease due to the impact of foreign currency translation. The Company expects growing demand for new products to offset softening global manufacturing investment conditions.
•	The Gas Turbine industry is expecting demand for gas turbines to continue growing through the remainder of Fiscal 2009. While the Company still anticipates unit volume growth in its gas turbine business from the demand for new power generation projects, the Company expects its overall gas turbine filter sales to decrease due to the impact of foreign currency translation.
•	Special Applications Products’ sales are also expected to decrease due to the impact of foreign currency translation. Excluding this impact, the Company expects flat unit sales with lower disk drive filter sales being offset by growth in its membrane products’ sales.

Other

•	The Company continues to expect to achieve its long-term gross margin target of 32.0 percent in Fiscal 2009 as we have seen lessening of the upward pressure in raw material costs and are benefiting from product cost reduction initiatives.
•	The Company expects its operating margin will exceed the long-range target of 11 percent for the full year.
•	The Company expects operating income to increase between 3 to 8 percent.
•	The Company has several tax contingencies that may be concluded this fiscal year and could reduce its full year tax rate if resolved favorably. Due to the wide range of outcomes, the Company’s full year tax rate is now expected to be between 25 and 31 percent.
•	The Company now expects capital expenditures to be between $60 and $70 million for the full year.

Forward-Looking Statements and Risk Factors

The Company, through its management, may make forward-looking statements reflecting the Company’s current views with respect to future events and financial performance. These forward-looking statements, which may be in reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended July 31, 2008, which could cause actual results to differ materially from historical results or those anticipated. These uncertainties and other risk factors include, but are not limited to risks associated with currency fluctuations, commodity prices, world economic factors, political factors, the company’s international operations, highly competitive markets, governmental laws and regulations, the implementation of our new information systems, and other factors listed in our Annual Report on Form 10-K and our reports on Form 10-Q.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the reported market risk of the Company since July 31, 2008. See further discussion of these market risks in the Company’s Annual Report on Form 10-K for the year ended July 31, 2008.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report (the Evaluation Date), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with such evaluation during the fiscal quarter ended October 31, 2008, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In accordance with SFAS No. 5, “Accounting for Contingencies,” (SFAS No. 5), the Company records provisions with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter. The Company believes the recorded reserves in its consolidated financial statements are adequate in light of the probable and estimable outcomes. Any recorded liabilities were not material to the Company’s financial position, results of operation and liquidity and the Company does not believe that any of the currently identified claims or litigation will materially affect its financial position, results of operation and liquidity.

Item 1A.  Risk Factors

There are inherent risks and uncertainties associated with our global operations that involve manufacturing and sale of products for highly demanding Customer applications throughout the world. These risks and uncertainties could adversely affect our operating performances or financial condition. The “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended July 31, 2008 includes a discussion of these risks and uncertainties. There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended October 31, 2008.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

August 1 – August 31, 2008	—	—	—	1,732,210 shares
September 1 – September 30, 2008	859,718	$41.28	802,000	930,210 shares
October 1 – October 31, 2008	18,465	$32.69	—	930,210 shares
Total	878,183	$41.10	802,000	930,210 shares

(1)	On March 31, 2006, the Company announced that the Board of Directors authorized the repurchase of up to 8.0 million common shares. This repurchase authorization, which is effective until terminated by the Board of Directors, replaced the existing authority that was authorized on January 17, 2003. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the quarter ended October 31, 2008. However, the “Total Number of Shares Purchased” column of the table above includes 76,183 previously owned shares tendered by option holders in payment of the exercise price of options during the quarter. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of exercising stock options or payment of equity-based awards.

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

*4 – **

*4-A – Preferred Stock Amended and Restated Rights Agreement between Registrant and Wells Fargo Bank, N.A., as Rights Agent, dated as of January 27, 2006 (Filed as Exhibit 4.1 to Form 8-K Report filed February 1, 2006)

10-A – 1980 Master Stock Compensation Plan as Amended

10-B – Form of Performance Award Agreement under 1991 Master Stock Compensation Plan

10-C – Deferred Compensation Plan for Non-employee Directors as amended

10-D – Independent Director Retirement and Benefit Plan as amended

10-E – 1991 Master Stock Compensation Plan as amended

10-F – Form of Restricted Stock Award under 1991 Master Stock Compensation Plan

10-G – Form of Agreement to Defer Compensation for certain Executive Officers

10-H – Stock Option Program for Non-employee Directors

10-I – Note Purchase Agreement among Donaldson Company, Inc. and certain listed Insurance Companies Dated as of July 15, 1998

31-A – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 – Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________________

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

DONALDSON COMPANY, INC. (Registrant)
Date: December 4, 2008	By:	/s/ William M. Cook
William M. Cook Chairman, President and Chief Executive Officer (duly authorized officer)
Date: December 4, 2008	By:	/s/ Thomas R. VerHage
Thomas R. VerHage Vice President, Chief Financial Officer (principal financial officer)
Date: December 4, 2008	By:	/s/ James F. Shaw
James F. Shaw Controller (principal accounting officer)