Form 10-Q
period 2009-01-31
DONALDSON CO INC
filed 2009-03-03
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2009 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.

Commission File Number 1-7891

DONALDSON COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $5 Par Value – 77,106,375 shares as of January 31, 2009.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,

	2009	2008	2009	2008

Net sales	$460,601	$511,763	$1,033,861	$1,037,339
Cost of sales	326,589	348,578	713,146	701,290

Gross margin	134,012	163,185	320,715	336,049
Operating expenses	106,165	112,551	223,181	221,635

Operating income	27,847	50,634	97,534	114,414
Other income, net	(2,574)	(2,154)	(5,678)	(2,022)
Interest expense	4,728	4,133	9,018	8,316

Earnings before income taxes	25,693	48,655	94,194	108,120
Income taxes	(8,100)	14,585	12,439	30,727

Net earnings	$33,793	$34,070	$81,755	$77,393

Weighted average shares outstanding	77,765,961	79,739,919	77,834,578	79,793,419
Diluted shares outstanding	78,870,019	81,702,900	79,337,198	81,811,985
Basic earnings per share	$0.43	$0.43	$1.05	$.97
Diluted earnings per share	$0.43	$0.42	$1.03	$.95
Dividends paid per share	$0.115	$0.100	$0.225	$0.200

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share amounts)
(Unaudited)

	January 31, 2009	July 31, 2008

ASSETS
Current Assets
Cash and cash equivalents	$76,029	$83,357
Accounts receivable, less allowance of $6,607 and $7,509	326,871	413,863
Inventories	210,142	264,129
Prepaids and other current assets	85,178	92,408

Total current assets	698,220	853,757
Property, plant and equipment, at cost	840,192	901,746
Less accumulated depreciation	(473,554)	(486,587)

Property, plant and equipment, net	366,638	415,159
Goodwill	162,814	134,162
Intangible assets	66,888	46,317
Other assets	95,531	99,227

Total Assets	$1,390,091	$1,548,622

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$111,472	$139,404
Current maturities of long-term debt	5,565	5,669
Trade accounts payable	130,654	200,967
Other current liabilities	130,953	170,667

Total current liabilities	378,644	516,707
Long-term debt	256,681	176,475
Deferred income taxes	32,285	35,738
Other long-term liabilities	58,992	79,667

Total Liabilities	726,602	808,587

SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $5 par value, 120,000,000 shares authorized, 88,643,194 issued	443,216	443,216
Retained earnings	585,229	522,476
Stock compensation plans	23,323	27,065
Accumulated other comprehensive income (loss)	(2,723)	112,883
Treasury stock, at cost – 11,441,111 and 11,021,619 shares at January 31, 2009 and July 31, 2008, respectively	(385,556)	(365,605)

Total Shareholders’ Equity	663,489	740,035

Total Liabilities and Shareholders’ Equity	$1,390,091	$1,548,622

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)
(Unaudited)

	Six Months Ended January 31,

	2009	2008

OPERATING ACTIVITIES
Net earnings	$81,755	$77,393
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	29,101	27,967
Changes in operating assets and liabilities	(4,242)	(53,222)
Tax benefit of equity plans	(2,182)	(5,894)
Stock compensation plan expense	3,379	5,435
Other, net	(13,993)	(5,402)

Net cash provided by operating activities	93,818	46,277
INVESTING ACTIVITIES
Net expenditures on property and equipment	(23,251)	(28,345)
Acquisitions, investments and divestitures, net	(74,626)	1,000

Net cash used in investing activities	(97,877)	(27,345)
FINANCING ACTIVITIES
Purchase of treasury stock	(32,773)	(46,160)
Proceeds from long-term debt	80,560	50,127
Repayments of long-term debt	(5,854)	(5,496)
Change in short-term borrowings	(18,817)	(20,856)
Dividends paid	(17,411)	(15,838)
Tax benefit of equity plans	2,182	5,894
Exercise of stock options	2,494	4,715

Net cash provided by (used in) financing activities	10,381	(27,614)
Effect of exchange rate changes on cash	(13,650)	2,451

Decrease in cash and cash equivalents	(7,328)	(6,231)
Cash and cash equivalents - beginning of year	83,357	55,237

Cash and cash equivalents - end of period	$76,029	$49,006

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Certain amounts in the prior period have been reclassified to conform to the current presentation. The reclassifications had no impact on the Company’s net earnings or shareholders’ equity as previously reported. Operating results for the three and six month periods ended January 31, 2009 are not necessarily indicative of the results that may be expected for future periods. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2008.

Note B – Inventories

The components of inventory as of January 31, 2009 and July 31, 2008 are as follows (thousands of dollars):

	January 31, 2009	July 31, 2008

Materials	$81,786	$110,135
Work in process	25,935	23,728
Finished products	102,421	130,266

Total inventories	$210,142	$264,129

Note C – Accounting for Stock-Based Compensation

Stock-based employee compensation cost is recognized using the fair-value based method for all awards. The Company determined the fair value of its option awards using the Black-Scholes option pricing model. The following assumptions were used to value the options granted during the six months ended January 31, 2009: range of 4 to 8 year expected life; expected volatility range of 21.6 percent to 23.5 percent; risk-free interest rate range of 1.4 percent to 4.0 percent and annual dividend yield of 1.0 percent. The expected life selected for options granted during the period represents the period of time that the options are expected to be outstanding based on the contractual life and historical data of option holder exercise and termination behavior. Expected volatilities are based upon historical volatility of the Company’s stock over a period at least equal to the expected life of each option grant. Option grants are priced at the fair market value of the Company’s stock on the date of grant. The weighted average fair value for options granted during the six months ended January 31, 2009 and 2008 was $8.54 per share and $10.75 per share, respectively. For the three months and six months ended January 31, 2009, the Company recorded pretax compensation expense associated with stock options of $2.8 million and $3.2 million, respectively, and recorded $1.0 million and $1.2 million of related tax benefit, respectively. For the three months and six months ended January 31, 2008, the Company recorded pretax compensation expense associated with stock options of $3.0 million and $3.3 million, respectively, and recorded $1.1 million and $1.2 million of related tax benefit, respectively.

The following table summarizes stock option activity during the six months ended January 31, 2009:

	Options Outstanding	Weighted Average Exercise Price

Outstanding at July 31, 2008	5,181,778	$25.62
Granted	345,875	$34.11
Exercised	(350,118)	$18.20
Canceled	(26,112)	$42.97

Outstanding at January 31, 2009	5,151,423	$26.61

The total intrinsic value of options exercised during the six months ended January 31, 2009 and 2008 was $6.5 million and $14.1 million, respectively.

The following table summarizes information concerning outstanding and exercisable options as of January 31, 2009:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$15 and below	697,142	1.47	$12.33	697,142	$12.33
$15 to $25	1,313,372	3.34	$18.02	1,313,372	$18.02
$25 to $35	2,508,789	6.02	$31.54	2,378,858	$31.44
$35 and above	632,120	8.55	$40.61	450,797	$40.88

	5,151,423	5.03	$26.61	4,840,169	$25.93

At January 31, 2009, the aggregate intrinsic value of options outstanding and exercisable was $31.9 million.

As of January 31, 2009, there was $2.5 million of total unrecognized compensation cost related to non-vested stock options granted under the 2001 Master Stock Incentive Plan. This unvested cost is expected to be recognized during the remainder of Fiscal 2009, Fiscal 2010, Fiscal 2011 and Fiscal 2012.

Note D – Net Earnings Per Share

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and dilutive shares relating to stock options, restricted stock and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods. For the three and six months ended January 31, 2009 there were 1,725,001 and 440,020 options excluded from the diluted net earnings per share calculation, respectively. For both the three months and six months ended January 31, 2008 there were 228,548 options excluded from the diluted net earnings per share calculation.

The following table presents information necessary to calculate basic and diluted net earnings per common share (thousands, except per share amounts):

	Three Months Ended January 31,		Six Months Ended January 31,

	2009	2008	2009	2008

Weighted average shares outstanding basic	77,766	79,740	77,835	79,793
Diluted share equivalents	1,104	1,963	1,502	2,019

Weighted average shares outstanding – diluted	78,870	81,703	79,337	81,812

Net earnings for basic and diluted earnings per share computation	$33,793	$34,070	$81,755	$77,393
Net earnings per share – basic	$0.43	$0.43	$1.05	$0.97
Net earnings per share – diluted	$0.43	$0.42	$1.03	$0.95

Note E – Shareholders’ Equity

The Company reports accumulated other comprehensive income as a separate item in the shareholders’ equity section of the balance sheet.

Total comprehensive income and its components are as follows (thousands of dollars):

	Three Months Ended January 31,		Six Months Ended January 31,

	2009	2008	2009	2008

Net earnings	$33,793	$34,070	$81,755	$77,393
Foreign currency translation gain (loss)	(14,581)	8,208	(116,372)	26,492
Net gain (loss) on hedging derivatives, net of deferred taxes	(396)	571	652	(222)
Pension and postretirement liability adjustment, net of deferred taxes	(252)	110	114	189

Total comprehensive income (loss)	$18,564	$42,959	$(33,851)	$103,852

Total accumulated other comprehensive income and its components at January 31, 2009 and July 31, 2008 are as follows (thousands of dollars):

	January 31, 2009	July 31, 2008

Foreign currency translation adjustment	$22,168	$138,540
Net gain on hedging derivatives, net of deferred taxes	840	188
Pension and postretirement liability, net of deferred taxes	(25,731)	(25,845)

Total accumulated other comprehensive income (loss)	$(2,723)	$112,883

The Company repurchased no shares during the three months ended January 31, 2009. The Company repurchased 802,000 shares for $32.8 million at an average price of $40.86 per share during the six months ended January 31, 2009. As of January 31, 2009 the Company had remaining authorization to repurchase up to 0.9 million shares pursuant to the current authorization.

At January 31, 2009, the fair market value of forward contract assets and liabilities was $3.5 million and $3.0 million, respectively.

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

	Engine Products	Industrial Products	Corporate and Unallocated	Total Company

Three Months Ended January 31, 2009:
Net sales	$242,090	$218,511	—	$460,601
Earnings before income taxes	10,399	17,423	(2,129)	25,693
Three Months Ended January 31, 2008:
Net sales	$284,341	$227,422	—	$511,763
Earnings before income taxes	29,434	20,417	(1,196)	48,655
Six Months Ended January 31, 2009:
Net sales	$550,867	$482,994	—	$1,033,861
Earnings before income taxes	46,544	51,991	(4,341)	94,194
Assets	643,692	524,260	222,139	1,390,091
Six Months Ended January 31, 2008:
Net sales	$577,496	$459,843	—	$1,037,339
Earnings before income taxes	71,823	44,432	(8,135)	108,120
Assets	596,373	567,794	263,111	1,427,278

There were no Customers over 10 percent of net sales for the three and six months ended January 31, 2009 and 2008, respectively. There were no Customers over 10 percent of gross accounts receivable as of January 31, 2009 and 2008.

Note G – Goodwill and Other Intangible Assets

The Company’s most recent annual impairment assessment for goodwill was completed during the third quarter of Fiscal 2008. The results of this assessment showed that the fair values of the reporting units to which goodwill is assigned continue to be higher than the book values of the respective reporting units, resulting in no goodwill impairment. Goodwill is assessed for impairment between annual assessments whenever events or circumstances make it more likely than not that an impairment may have occurred. No goodwill was impaired during the six months ended January 31, 2009 or 2008. The Company did not consider there to be any triggering events that would require an interim impairment assessment. The Company has allocated goodwill to its Industrial Products and Engine Products segments. The current year addition to the Engine Products segment is a result of the acquisition of 100 percent of the stock of Western Filter Corporation on October 15, 2008. The allocation is preliminary until the working capital adjustment is finalized. Goodwill associated with this acquisition is tax deductible. Pro forma financial results are not presented as the results of the acquisition are not material to the Company’s financial results. The current year disposition in the Industrial Products segment is a result of the sale of the air dryer business in Maryville, Tennessee on October 31, 2008. Following is a reconciliation of goodwill for the six months ending January 31, 2009 (thousands of dollars):

	Engine Products	Industrial Products	Total Goodwill

Balance as of August 1, 2008	$19,126	$115,036	$134,162
Acquisition activity	44,004	—	44,004
Disposition activity	—	(1,089)	(1,089)
Foreign exchange translation	(1,737)	(12,526)	(14,263)

Balance as of January 31, 2009	$61,393	$101,421	$162,814

As of January 31, 2009, other intangible assets were $66.9 million, a $20.6 million increase from the balance of $46.3 million at July 31, 2008. The increase in other intangible assets is due to the acquisition of Western Filter Corporation partially offset by amortization, foreign exchange and disposition activity.

Note H – Guarantees

The Company and its partner, Caterpillar, Inc., in an unconsolidated joint venture, Advanced Filtration Systems Inc., guarantees certain debt of the joint venture. As of January 31, 2009, the joint venture had $20.0 million of outstanding debt of which the Company guarantees half.

The Company estimates warranty costs using standard quantitative measures based on historical warranty claim experience and evaluation of specific Customer warranty issues. Following is a reconciliation of warranty reserves for the six months ended January 31, 2009 and 2008 (thousands of dollars):

	January 31, 2009	January 31, 2008

Beginning balance	$11,523	$8,545
Accruals for warranties issued during the reporting period	1,478	2,786
Accruals related to pre-existing warranties (including changes in estimates)	(758)	1,985
Less settlements made during the period	(1,970)	(896)

Ending balance	$10,273	$12,420

At January 31, 2009, the Company had a contingent liability for standby letters of credit totaling $18.5 million that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of specified bond financing agreement and insurance contract terms as detailed in each letter of credit. At January 31, 2009, there were no amounts drawn upon these letters of credit.

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

Net periodic pension costs for the Company’s pension plans include the following components (thousands of dollars):

	Three Months Ended January 31,		Six Months Ended January 31,

	2009	2008	2009	2008

Service cost	$3,643	$3,673	$7,556	$7,324
Interest cost	4,689	3,635	9,338	7,254
Expected return on assets	(7,491)	(5,914)	(14,583)	(11,813)
Transition amount amortization	59	40	97	77
Prior service cost amortization	112	106	218	213
Actuarial loss amortization	511	(23)	565	(48)

Total periodic benefit cost	$1,523	$1,517	$3,191	$3,007

The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. For the six months ended January 31, 2009, the Company made $2.1 million in contributions to its non-U.S. pension plans. The Company has not made and does not anticipate making any contributions to its U.S. pension plans in the current year and estimates that it will contribute up to an additional $2.9 million to its non-U.S. pension plans during the remainder of Fiscal 2009.

The recent drops in the fair value of our plan assets may result in significant charges to other comprehensive income and a potential increase in Fiscal 2010 pension expense to the extent the effects are not offset by a change in discount rate at the time of our annual pension measurement on July 31, 2009.

During the three months ended January 31, 2009, the Company recorded $4.3 million in restructuring costs as a result of global workforce reductions that were communicated during the quarter.

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

Note K – Income Taxes

The effective tax rate for the three months ended January 31, 2009 was a benefit of (31.5) percent, compared to a prior year rate of 30.0 percent. The effective tax rate for the six months ended January 31, 2009 and 2008 was 13.2 percent and 28.4 percent, respectively. The six months ended January 31, 2009 contains $16.7 million of discrete tax benefits, $15.0 million of which occurred in the second quarter. Second quarter benefits from the effective settlements of long-standing court cases and examinations in various jurisdictions for tax years 2003 to 2006 totaled $6.2 million. The remaining $8.8 million of benefits were primarily the result of the reassessment of the corresponding unrecognized tax benefits for the subsequent open years. The prior year six month period contained $4.0 million of discrete tax reductions, primarily related to the expiration of statutes on unrecognized tax benefits and the reduction in beginning of the year deferred tax liabilities related to enacted foreign tax rate changes, nearly all of which occurred in the first quarter. Absent these items, the average underlying tax rate for the year-to-date period has decreased from the prior year by 1.2 points to approximately 31 percent. The reinstatement of the Research and Experimentation credit, the mix of earnings between entities, and an increased domestic manufacturing deduction all contributed to the reduction.

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

At January 31, 2009 the total unrecognized tax benefits were $18.6 million, and accrued interest and penalties on these unrecognized tax benefits were $2.1 million. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. If the Company were to prevail on all unrecognized tax benefits recorded, substantially all of the unrecognized tax benefits would benefit the effective tax rate. After the large amount of effectively settled issues in the second quarter, only

$1.1 million of the unrecognized tax benefits could potentially expire through statute of limitations in the next 12 month period, unless extended by audit. It is reasonably possible that additional reductions in unrecognized tax benefits may occur within the fiscal year due to settlement of tax disputes; however, quantification of an estimated range and timing cannot be made at this time.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies whenever another standard requires (or permits) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. SFAS 157 does not expand the use of fair value to any new circumstances, and was effective for the majority of the Company’s assets and liabilities for its Fiscal 2009 year beginning August 1, 2008. The adoption of this portion of SFAS 157 in Fiscal 2009 did not have a material impact on the Company’s financial statements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2). FSP FAS 157-2 delays by one year the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities. The Company is currently evaluating the impact the FSP FAS 157-2 will have on the determination of fair value related to non-financial assets and non-financial liabilities in Fiscal 2010.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and was adopted by the Company on August 1, 2008. The Company did not elect the fair value option and therefore the adoption of SFAS 159 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which changes the accounting for business combinations and their effects on the financial statements. SFAS 141(R) will be effective for the Company at the beginning of Fiscal 2010. In February 2009, the FASB issued FASB Staff Position 141(R)-a, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP FAS 141(R)-a), which will amend certain provisions of SFAS 141(R). The adoptions of SFAS 141(R) and FSP FAS 141(R)-a are not expected to have a material impact on the Company’s consolidated financial statements.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is a worldwide manufacturer of filtration systems and replacement parts. The Company’s product mix includes air and liquid filtration systems and exhaust and emission control products. Products are manufactured at 40 plants around the world and through three joint ventures.

The Company has two reporting segments: Engine Products and Industrial Products. Products in the Engine Products segment consist of air filtration systems, exhaust and emissions systems, liquid filtration systems and replacement parts. The Engine Products segment sells to original equipment manufacturers (OEMs) in the construction, mining, agriculture and transportation markets and to independent distributors, OEM dealer networks, private label accounts and large equipment fleets. Products in the Industrial Products segment consist of dust, fume and mist collectors, compressed air purification systems, liquid filtration systems, intake air filtration systems for gas turbines, and specialized air filtration systems for diverse applications including computer disk drives. The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines and OEMs and end users requiring clean air and liquids.

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report.

Overview

The Company reported diluted net earnings per share of $0.43 for the second quarter of Fiscal 2009, up from $0.42 in the second quarter of the prior year. Net income for the quarter was $33.8 million, compared to $34.1 million in the second quarter of the prior year. The impact of foreign currency translation decreased reported net earnings by 4.8 percent in the quarter. The Company reported sales in the second quarter of Fiscal 2009 of $460.6 million, a decrease of 10.0 percent from $511.8 million in the second quarter of the prior year. The impact of foreign currency translation decreased reported sales by 4.7 percent in the quarter.

The global recession impacted the Company significantly in the second quarter. The drop in sales volume was widespread, particularly in the Engine Products segment. Continued strong sales in the aerospace and defense, retrofit emissions and gas turbine businesses helped offset weaknesses in the other end markets. Conditions were also generally weak internationally, as local currency sales decreased 14 percent in Asia and 7 percent in Europe, while sales in the Americas were flat as compared to last year.

The drop in production volumes caused under absorption of fixed manufacturing and operating expenses. In addition to the Company’s continued focus on operating expense controls and product cost reductions, the Company completed workforce reductions within many of its businesses as it balanced staffing with its Customers’ current order levels. Consequently, the Company has already reduced its global workforce by approximately 1,850 temporary, contract and regular employees since the beginning of this fiscal year and incurred $4.3 million of related costs during the current quarter. As a result of the combination of the under absorption of fixed costs and restructuring related expenses, the Company’s operating margin in the second quarter was 6.0 percent and below last year’s margin of 9.9 percent.

The Company’s balance sheet remains strong, and it expects to continue generating free cash flow to fund its operations. For the six-month period, the Company generated $70.6 million in free cash flow, a $52.6 million increase over the prior year.

The Company is planning additional restructuring actions in the third quarter and expects to incur approximately $2.9 million of related costs in the third quarter as a result of these actions. The Company expects that the combination of its restructuring actions to date, together with restructuring actions still planned, will generate approximately $85 million of ongoing annualized cost savings when completed.

While the Company does not have visibility of either the length or depth of this recession, it is now planning for this global downturn to continue at least through the balance of calendar 2009.

Results of Operations

Almost all regions in which the Company operates have been impacted by the global recession. Sales in the United States decreased $4.7 million or 2.4 percent for the second quarter of Fiscal 2009 compared to the second quarter of the prior year. Total international sales in U.S. dollars decreased $46.4 million or 14.9 percent in the second quarter compared to the prior year. In U.S. dollars, Europe sales decreased $29.8 million or 16.9 percent, Asia sales decreased $15.8 million or 14.2 percent and other international sales decreased $0.8 million or 3.3 percent for the second quarter of Fiscal 2009 as compared to the prior year period. Translated at constant exchange rates, total international sales decreased 7.2 percent over the prior year quarter. For the six month period ended January 31, 2009, sales in the United States increased $15.8 million or 3.8 percent from the prior year, and total international sales in U.S. dollars decreased $19.3 million or 3.1 percent from the prior year.

The impact of foreign currency translation during the second quarter of Fiscal 2009 decreased sales by $24.2 million, or 4.7 percent. The impact of foreign currency translation on the year-to-date results as of the second quarter of Fiscal 2009 decreased sales by $20.6 million. Worldwide sales for the second quarter of Fiscal 2009, excluding the impact of foreign currency translation, decreased 5.3 percent from the second quarter of the prior year. The impact of foreign currency translation decreased net income by $1.6 million and $2.0 million for the three and six month periods of Fiscal 2009, respectively.

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

Following is a reconciliation to the most comparable GAAP financial measure of this non-GAAP financial measure (thousands of dollars):

	Three Months Ended January 31,		Six Months Ended January 31,

	2009	2008	2009	2008

Net sales, excluding foreign currency translation	$484,770	$484,689	$1,054,437	$989,653
Foreign currency translation	(24,169)	27,074	(20,576)	47,686

Net sales	$460,601	$511,763	$1,033,861	$1,037,339

Net earnings, excluding foreign currency translation	$35,420	$30,554	$83,724	$70,625
Foreign currency translation.	(1,627)	3,516	(1,969)	6,768

Net earnings	$33,793	$34,070	$81,755	$77,393

Gross margin for the second quarter of Fiscal 2009 was 29.1 percent compared to 31.9 percent for the second quarter in the prior year. Higher under absorption of fixed costs due to the drop in production volumes negatively impacted gross margin by $9.7 million. The Company also had $2.4 million in restructuring costs which reduced gross margin in the quarter. Purchased material costs remained higher than last year’s levels and have mostly been offset by a combination of internal cost reduction efforts and selective price increases to our Customers. During the second quarter of Fiscal 2008, the Company began utilizing a new warehouse management system at its main U.S. distribution center. The Company encountered issues during the transition to the new system which resulted in approximately $2.1 million in incremental distribution charges for the three months ended January 31, 2008. In addition, sales were impacted by approximately $5.5 million as the Company experienced delays in processing Customer orders for the three months ended January 31, 2008.

Operating expenses during the second quarter of Fiscal 2009 were $106.2 million, or 23.0 percent of sales, compared to $112.6 million, or 22.0 percent of sales, in the prior year period. The second quarter of Fiscal 2009 included $2.8 million for the majority of the Company’s annual stock option expense

(compared to $3.0 million in the prior year quarter) and $1.9 million in headcount reduction costs. Year-to-date operating expenses were 21.6 percent of sales, up from 21.4 percent in the prior year, due to the decline in sales.

Other income for the second quarter of Fiscal 2009 totaled $2.6 million, compared to $2.2 million of other income in the second quarter of the prior year. Other income for the second quarter of Fiscal 2009 consisted of royalty income of $1.7 million, interest income of $0.6 million, foreign exchange gains of $0.5 million and other miscellaneous income of $0.5 million partially offset by losses in equity method investments of $0.7 million. For the second quarter of Fiscal 2009, interest expense was $4.7 million, up from $4.1 million in the second quarter of the prior year, due to higher debt levels. Year-to-date, other income totaled $5.7 million compared to $2.0 million reported in the prior year. Year-to-date interest expense was $9.0 million, up from $8.3 million in the prior year.

The effective tax rate for the three months ended January 31, 2009 was a benefit of (31.5) percent, compared to a prior year rate of 30.0 percent. The effective tax rate for the six months ended January 31, 2009 and 2008 was 13.2 percent and 28.4 percent, respectively. The six months ended January 31, 2009 contains $16.7 million of discrete tax benefits, $15.0 million of which occurred in the second quarter. Second quarter benefits from the effective settlements of long-standing court cases and examinations in various jurisdictions for tax years 2003 to 2006 totaled $6.2 million. The remaining $8.8 million of benefits were primarily the result of the reassessment of the corresponding unrecognized tax benefits for the subsequent open years. The prior year six month period contained $4.0 million of discrete tax reductions, primarily related to the expiration of statutes on unrecognized tax benefits and the reduction in beginning of the year deferred tax liabilities related to enacted foreign tax rate changes, nearly all of which occurred in the first quarter. Absent these items, the average underlying tax rate for the year-to-date period has decreased from the prior year by 1.2 points to approximately 31 percent. The reinstatement of the Research and Experimentation credit, the mix of earnings between entities, and an increased domestic manufacturing deduction all contributed to the reduction.

Operations by Segment

Following is financial information for the Company’s Engine Products and Industrial Products segments. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments and interest income and expense. Segment detail is summarized as follows (thousands of dollars):

	Engine Products	Industrial Products	Corporate and Unallocated	Total Company

Three Months Ended January 31, 2009:
Net sales	$242,090	$218,511	—	$460,601
Earnings before income taxes	10,399	17,423	(2,129)	25,693
Three Months Ended January 31, 2008:
Net sales	$284,341	$227,422	—	$511,763
Earnings before income taxes	29,434	20,417	(1,196)	48,655
Six Months Ended January 31, 2009:
Net sales	$550,867	$482,994	—	$1,033,861
Earnings before income taxes	46,544	51,991	(4,341)	94,194
Assets	643,692	524,260	222,139	1,390,091
Six Months Ended January 31, 2008:
Net sales	$577,496	$459,843	—	$1,037,339
Earnings before income taxes	71,823	44,432	(8,135)	108,120
Assets	596,373	567,794	263,111	1,427,278

Following are net sales by product category within the Engine Products and Industrial Products segments (thousands of dollars):

	Three Months Ended January 31,		Six Months Ended January 31,

	2009	2008	2009	2008

Engine Products segment:
Off-road Products*	$93,871	$106,842	$208,695	$211,466
Transportation Products	16,422	28,666	44,144	58,755
Aftermarket Products**	131,797	148,833	298,028	307,275

Total Engine Products segment	$242,090	$284,341	$550,867	$577,496

Industrial Products segment:
Industrial Filtration Solutions Products	$127,397	$138,802	$282,604	$275,096
Gas Turbine Products	56,995	41,252	116,880	90,188
Special Applications Products	34,119	47,368	83,510	94,559

Total Industrial Products segment	$218,511	$227,422	$482,994	$459,843

Total Company	$460,601	$511,763	$1,033,861	$1,037,339

*	Includes Aerospace and Defense products.
**	Includes replacement part sales to the Company’s original equipment manufacturer Customers.

Engine Products Segment    For the second quarter of Fiscal 2009, worldwide Engine Products sales were $242.1 million, a decrease of 14.9 percent from $284.3 million in the second quarter of the prior year. Total second quarter Engine Products sales in the United States decreased by 5.8 percent compared to the same period in the prior year and international sales decreased by 23.6 percent as discussed below. The impact of foreign currency translation during the second quarter of Fiscal 2009 decreased sales by $11.1 million, or 3.9 percent. Earnings before income taxes as a percentage of Engine Products segment sales of 4.3 percent decreased from 10.4 percent in the prior year. The Engine Products segment has been negatively impacted by under absorption of fixed manufacturing costs and operating expenses due to the drop in sales volumes and increased costs of $2.5 million related to restructuring. Year-to-date, worldwide net sales were $550.9 million, a decrease of 4.6 percent from $577.5 million in the prior year. International Engine Products sales decreased 9.7 percent and sales in the United States increased 0.5 percent from the prior year on a year-to-date basis. The impact of foreign currency translation on the year-to-date results as of the second quarter of Fiscal 2009 decreased sales by $9.5 million, or 1.6 percent. Year-to-date, earnings before income taxes as a percentage of Engine Products segment sales of 8.4 percent decreased from 12.4 percent in the prior year.

Worldwide sales of Off-road Products in the second quarter of Fiscal 2009 were $93.9 million, a decrease of 12.1 percent from $106.8 million in the second quarter of the prior year. Domestic sales in Off-road Products increased 0.7 percent due to strong aerospace and defense sales and the acquisition of Western Filter Corporation, which contributed to $6.2 million of the increase. Strong demand for filters for Black Hawk helicopters and other military equipment increased sales by $2.1 million in the quarter. Spending in U.S. residential construction markets is down more than 20 percent over prior year, resulting in a decrease in the sales of the Company’s products into those markets. In addition, mining activity has slowed due to decreased commodity prices. International sales were down 26.0 percent from the second quarter of the prior year with decreases in Europe and Asia of 28.5 percent and 22.6 percent, respectively. Sales to the European agricultural end market were slightly favorable over the prior year quarter, but were offset by significant declines in the construction equipment end market associated with decreased construction activity due to the economic downturn. In Asia, sales have declined significantly in Japan in the construction end markets, offset slightly by foreign exchange gains. Year-to-date, worldwide Off-road Products sales totaled $208.7 million, a decrease of 1.3 percent from $211.5 million in the prior year. Year-to-date sales of Off-road Products increased 6.8 percent in the United States and decreased 10.4 percent internationally over the prior year.

Worldwide sales of Transportation Products in the second quarter of Fiscal 2009 were $16.4 million, a decrease of 42.7 percent from $28.7 million in the second quarter of the prior year. International Transportation Products sales decreased by 38.1 percent driven by decreased sales in Europe and Asia of 58.7 percent and 20.4 percent, respectively, reflecting the current economic downturn for freight activity and transportation equipment build rates. Sales decreased in the United States by 46.5 percent primarily as a result of a 19 percent decrease in Class 8 truck build rates and a 32 percent decrease in medium duty truck build rates by the Company’s Customers over the prior year quarter. Year-to-date, worldwide Transportation Products sales totaled $44.1 million, a decrease of 24.9 percent from $58.8 million in the prior year. International Transportation Products sales decreased 15.2 percent from the prior year on a year-to-date basis. Transportation Products sales in the United States decreased 32.5 percent from the prior year on a year-to-date basis as a result of the rapid deceleration of economic conditions and low build rates. No prebuy is expected for Transportation Products in advance of the Environmental Protection Agency’s 2010 diesel emissions regulations.

Worldwide sales of Aftermarket Products in the second quarter were $131.8 million, a decrease of 11.4 percent from $148.8 million in the second quarter of the prior year. U.S. Aftermarket Products sales decreased 1.8 percent driven by decreases in utilization rates in the mining, construction and transportation industries, partially offset by increases in retrofit emission sales of $1.5 million in the quarter. International sales were down 19.7 percent from the prior year quarter, primarily driven by a sales decrease in Europe of 29.8 percent, due to the worsening economic conditions in Europe. Year-to-date, worldwide Aftermarket Products sales totaled $298.0 million, a decrease of 3.0 percent from $307.3 million in the prior year. Year-to-date Aftermarket Products sales increased 3.1 percent in the United States and decreased 8.4 percent internationally over the prior year.

Industrial Products Segment    For the second quarter of Fiscal 2009, worldwide sales in the Industrial Products segment were $218.5 million, a decrease of 3.9 percent from $227.4 million in the second quarter of the prior year. Total second quarter international Industrial Products sales were down 7.4 percent compared to the same period in the prior year, while sales in the United States increased by 5.7 percent. The impact of foreign currency translation during the second quarter of Fiscal 2009 decreased sales by $13.1 million, or 5.7 percent. Earnings before income taxes as a percentage of Industrial Products segment sales of 8.0 percent decreased from 9.0 percent in the prior year. This earnings weakening over the prior year was driven by an unfavorable product mix, increased costs of $1.8 million related to restructuring, and under absorption of fixed manufacturing costs and operating expenses due to the drop in sales volumes. Year-to-date, worldwide net sales were $483.0 million, an increase of 5.0 percent from $459.8 million in the prior year. International Industrial Products sales increased 2.7 percent and sales in the United States increased 11.2 percent from the prior year on a year-to-date basis. The impact of foreign currency translation on the year-to-date results as of the second quarter of Fiscal 2009 decreased sales by $11.1 million, or 2.4 percent. Year-to-date, earnings before income taxes as a percentage of Industrial Products segment sales of 10.8 percent increased from 9.7 percent in the prior year. This earnings improvement over the prior year was driven by an increase in plant utilization due to higher volumes in the Industrial Filtration Solutions Products business during the first quarter, the impact of cost control measures and the non-recurrence of large low margin projects shipped in Fiscal 2008.

Worldwide sales of Industrial Filtration Solutions Products in the second quarter were $127.4 million, a decrease of 8.2 percent from $138.8 million in the prior year. International sales decreased 8.6 percent over the prior year with sales in Europe showing a decrease of 18.2 percent while Asia sales showed an increase of 21.3 percent. Excluding foreign currency, international sales increased 0.6 percent. The decline in Europe was due to reduced demand for industrial dust collectors and compressed air filtration equipment which fell with the dramatic downturn in general manufacturing activity during the quarter. The increase in Asia was due to several large industrial dust collection systems that were shipped in the quarter. Domestic sales decreased 7.5 percent over the prior year quarter. In addition to the sale of the air dryer business in Maryville, Tennessee, which decreased sales $2.3 million over last year, machine tool consumption decreased approximately 50 percent over the prior year, which contributed to the decline in demand for the Company’s products in the United States. The impact of the February 4, 2008 acquisition of LMC West, Inc. increased the Company’s U.S. sales by approximately

$1.5 million over the prior year quarter. Year-to-date, worldwide sales of Industrial Filtration Solutions products were $282.6 million, up 2.7 percent from $275.1 million in the prior year. International Industrial Filtration Solutions product sales increased 3.0 percent from the prior year on a year-to-date basis. Sales in the United States increased 2.1 percent from the prior year on a year-to-date basis.

Worldwide sales of the Company’s Gas Turbine Products in the second quarter were $57.0 million, an increase of 38.2 percent from sales of $41.3 million in the second quarter of the prior year. Sales were strong compared to the prior year as a significant number of projects shipped in the quarter. The Gas Turbine Products sales include large systems and as a result the shipments and revenues can fluctuate from quarter to quarter. Year-to-date, worldwide Gas Turbine Products sales were $116.9 million, up 29.6 percent from $90.2 million in the prior year.

Worldwide sales of Special Application Products in the second quarter were $34.1 million, a decrease of 28.0 percent from $47.4 million in the prior year period. Domestic Special Application Products sales decreased 1.0 percent. International sales of Special Application Products decreased 31.0 percent over the prior year. The primary decreases internationally were in Asia and Europe, which decreased 34.1 and 14.3 percent, respectively, due to a significant reduction in demand for filters for hard disk drives and semiconductor fabrications based on a worldwide contraction in the end markets for computers, data storage devices and other electronic products only partially offset by sales growth from the Company’s PTFE membrane filtration products. Year-to-date, worldwide Special Application Products sales were $83.5 million, a decrease of 11.7 percent from $94.6 million in the prior year, driven by an international Special Application Products sales decrease of 13.9 percent over the prior year.

Liquidity and Capital Resources

The Company generated $93.8 million of cash and cash equivalents from operations during the first six months of Fiscal 2009. Operating cash flows increased by $47.5 million from the same period in the prior year, primarily as a result of decreases in accounts receivable and inventory balances which resulted in $50.1 million and $61.1 million of additional cash flow from operations as compared to the prior year, respectively. Operating cash flows, additional borrowings and cash on hand were used to support $23.3 million in capital additions, the acquisition of Western Filter Corporation for $78.5 million, the repurchase of 0.8 million outstanding shares of the Company’s common stock for $32.8 million and the payment of $17.4 million in dividends. For additional information regarding share repurchases see Part II Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

At the end of the second quarter, the Company held $76.0 million in cash and cash equivalents, down from $83.4 million at July 31, 2008. Short-term debt totaled $111.5 million, down from $139.4 million at July 31, 2008, primarily due to cash generated from operations The amount of unused lines of credit as of January 31, 2009 was approximately $484.7 million. Long-term debt of $256.7 million at January 31, 2009 increased from $176.5 million at July 31, 2008. The increase in long-term debt is a result of the issuance of an $80.0 million senior unsecured note on November 14, 2008 at an interest rate of 6.59 percent due November 14, 2013. Long-term debt represented 27.9 percent of total long-term capital, defined as long-term debt plus total shareholders’ equity, compared to 19.3 percent at July 31, 2008. The Company has not made and does not anticipate making any contributions to its U.S. pension plans for the remainder of Fiscal 2009, and estimates that it will contribute up to an additional $2.9 million to its non-U.S. pension plans during the remainder of Fiscal 2009.

The following table summarizes the Company’s contractual obligations as of January 31, 2009 (in thousands):

Contractual Obligations	Payments Due by Period

	Total	Less than 1 year	1 – 3 years	3 – 5 Years	More than 5 years

Long-term debt obligations	$260,704	$5,075	$49,211	$80,305	$126,113
Capital lease obligations	1,542	490	886	166	—
Interest on long-term obligations	86,765	14,407	26,405	22,735	23,218
Operating lease obligations	20,879	8,191	8,936	3,658	94
Purchase obligations(1)	124,383	119,407	4,961	15	—
Pension and deferred compensation (2)	28,854	2,588	3,273	3,121	19,872

Total (3)	$523,127	$150,158	$93,672	$110,000	$169,297

(1)	Purchase obligations consist primarily of inventory, tooling, contract employment services and capital expenditures. The Company’s purchase orders for inventory are based on expected Customer demand, and quantities and dollar volumes are subject to change.
(2)	Pension and deferred compensation consists of long-term pension liabilities and salary and bonus deferrals elected by certain executives under the Company’s deferred compensation plan. Deferred compensation balances earn interest based on a treasury bond rate as defined by the plan and are payable at the election of the participants.
(3)	In addition to the above contractual obligations, the Company may be obligated for additional cash outflows of $18.6 million of potential tax obligations. The payment and timing of any such payments is affected by the ultimate resolution of the tax years that are under audit or remain subject to examination by the relevant taxing authorities.

At January 31, 2009, the Company had a contingent liability for standby letters of credit totaling $18.5 million that have been issued and are outstanding. The letters of credit guarantee payment to beneficial third parties in the event the Company is in breach of specified financing agreement and insurance contract terms as detailed in each letter of credit. At January 31, 2009, there were no amounts drawn upon these letters of credit.

The Company has a five-year, multi-currency revolving facility with a group of banks under which the Company may borrow up to $250 million. This facility expires on April 2, 2013. As of January 31, 2009, there was $80.0 million of borrowings under this facility.

Certain note agreements contain debt covenants related to limitations on indebtedness and interest expense. As of January 31, 2009, the Company was in compliance with all such covenants. The Company currently expects to remain in compliance with these covenants in the foreseeable future, even in spite of the global economic downturn.

On November 14, 2008, the Company issued an $80 million senior unsecured note. The note is due on November 14, 2013. The debt was issued at face value and bears interest payable semi-annually at a rate of 6.59 percent. The proceeds from the note were used to refinance existing debt and for general corporate purposes.

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

The Company believes that the combination of present capital resources, internally generated funds and unused financing sources are adequate to meet cash requirements for the next twelve-month period, as the Company expects to continue to generate positive cash flows from operations.

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

Outlook

The global recession impacted the Company significantly during the quarter. The Company saw a widespread decrease in sales volume, particularly in the Engine Products segment. As a result of this, along with updates from its Customers, the Company has revised its full year guidance to the levels discussed below.

Engine Products Segment    The Company expects forecasted full year sales to decrease 11 to 16 percent, inclusive of the impact of foreign currency translation.

•	In NAFTA Transportation Products, the Company is not expecting a prebuy in advance of the 2010 diesel emission regulations and believes that build rates for heavy- and medium-duty trucks will be down 20 to 30 percent from last year. Build rates are also forecast to be down similarly in Europe and Japan.
•	Demand in the Company’s aerospace and defense end markets is projected to begin to moderate, but it should benefit from the recent acquisition of Western Filter.
•	The Company expects global construction, mining and light industrial markets to remain weak. Based on recent Customer announcements, the Company also believes that the global farm equipment market will soften.
•	The Company’s Aftermarket sales are expected to continue to decline due to the drop in economic activity that has negatively impacted utilization rates for both trucks and off-road equipment. The Company believes the increasing amount of equipment in the field with its PowerCore® technology as well as its other proprietary filtration systems will partially offset the weak utilization rates.

Industrial Products Segment    The Company now forecasts full year sales to decrease 10 to 15 percent, inclusive of the impact of foreign currency translation.

•	The Company’s Industrial Filtration Solutions’ sales are projected to decrease 10 to 15 percent. The Company expects the rapidly weakening global manufacturing environment to be partially offset by the growing demand for its new products, such as Torit® PowerCore.
•	While the Company anticipates full year unit volume to be flat in its Gas Turbine Systems business, it forecasts full year gas turbine filter sales to decrease 2 to 7 percent due to the impact of foreign currency translation.
•	Special Applications Products’ sales are projected to decrease 15 to 20 percent due to weak conditions in the hard disk drive market.

Other

•	The Company forecasts total sales to be between $1.9 and $2.0 billion, or down 10 to 15 percent for the year. Foreign currency translation is expected to account for about 40 percent of this decrease. This assumes conversion rates for the Euro at $1.28 and 91 Yen to the US Dollar.
•	Due to the Company’s lower sales outlook, it believes that under absorption of fixed costs will continue and has reduced its full year operating margin guidance to between 9.5 to 10.0 percent.
•	Following the favorable resolution of several tax contingencies in the second quarter, the full year tax rate should be between 21 and 23 percent.

SAFE HARBOR STATEMENT UNDER THE SECURITIES REFORM ACT OF 1995

The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”) in connection with this Quarterly Report on Form 10-Q and is making this cautionary statement in connection with such safe harbor legislation. This announcement contains forward-looking statements, including forecasts, plans, and projections relating to our business and financial performance and global economic conditions, which involve uncertainties that could materially impact results. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The Company, through its management, may make forward-looking statements reflecting the Company’s current views with respect to future events and financial performance. These forward-looking statements, which may be in reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended July 31, 2008, which could cause actual results to differ materially from historical results or those anticipated. These uncertainties and other risk factors, include but are not limited to risks associated with: world economic factors and the ongoing and deepening economic downturn that is negatively impacting all regions of the world, the recent significant reduction in sales volume and orders, our Customers’ financial condition, currency fluctuations, commodity prices, political factors, the company’s international operations, highly competitive markets, governmental laws and regulations, including the impact of the unprecedented economic stimulus measures being implemented by governments around the world, the implementation of our new information systems, and other factors included in Item 1A of the Company’s Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the reported market risk of the Company since July 31, 2008. See further discussion of these market risks in the Company’s Annual Report on Form 10-K for the year ended July 31, 2008.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report (the Evaluation Date), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.
(b)	Changes in Internal Control over Financial Reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with such evaluation during the fiscal quarter ended January 31, 2009, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

There are inherent risks and uncertainties associated with our global operations that involve the manufacturing and sale of products for highly demanding Customer applications throughout the world. These risks and uncertainties could adversely affect our operating performances or financial condition. The “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended July 31, 2008 includes a discussion of these risks and uncertainties. In light of the current global economic slowdown and the unprecedented volatility in the world’s financial markets, we want to further highlight risks and uncertainties associated with: world economic factors, the recent significant reduction in sales volume and orders, our Customers’ financial condition, currency fluctuations, commodity prices, political factors, the company’s international operations, highly competitive markets, governmental laws and regulations, including the impact of the unprecedented economic stimulus measures being implemented by governments around the world, the implementation of our new information systems, and other factors included in Item 1A of the Company’s Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended January 31, 2009.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

November 1 – November 30, 2008	3,096	$30.16	—	930,210 shares
December 1 – December 31, 2008	8,227	$34.22	—	930,210 shares
January 1 – January 31, 2009	1,543	$34.07	—	930,210 shares
Total	12,866	$33.22	—	930,210 shares

(1)	On March 31, 2006, the Company announced that the Board of Directors authorized the repurchase of up to 8.0 million common shares. This repurchase authorization, which is effective until terminated by the Board of Directors, replaced the existing authority that was authorized on January 17, 2003. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the quarter ended January 31, 2009. However, the “Total Number of Shares Purchased” column of the table above includes 12,866 previously owned shares tendered by option holders in payment of the exercise price of options during the quarter. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of exercising stock options or payment of equity-based awards.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders of the Company was held on November 21, 2008. A total of 76,917,375 shares were outstanding and entitled to vote at the meeting. A total of 68,891,531 shares were present at the meeting.
(b)	Not Applicable.
(c)	Matters Submitted and Voting Results:
(i)	Election of Directors
Name of Nominee	Vote Tabulation
	For	Withheld
F. Guillaume Bastiaens	67,424,059	1,467,472
Janet M. Dolan	67,419,408	1,472,123
Jeffrey Noddle	67,280,881	1,610,650
(ii)	Ratified appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending July 31, 2009 with the following: For – 68,635,819; Against – 98,021; Abstaining – 157,691.
(a)	Not Applicable.

Item 6.  Exhibits

*3-A – Restated Certificate of Incorporation of Registrant as currently in effect (Filed as Exhibit 3-A to Form 10-Q Report for the First Quarter ended October 31, 2004)

*3-B – Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Registrant, dated as of March 3, 2006 (Filed as Exhibit 3-B to Form 10-Q Report for the First Quarter ended October 31, 2006)

3-C – Amended and Restated Bylaws of Registrant (as of January 30, 2009)

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

DONALDSON COMPANY, INC. (Registrant)
Date: March 3, 2009	By:	/s/ William M. Cook
William M. Cook Chairman, President and Chief Executive Officer (duly authorized officer)
Date: March 3, 2009	By:	/s/ Thomas R. VerHage
Thomas R. VerHage Vice President, Chief Financial Officer (principal financial officer)
Date: March 3, 2009	By:	/s/ James F. Shaw
James F. Shaw Controller (principal accounting officer)