Form 10-Q
period 2009-04-30
DONALDSON CO INC
filed 2009-06-02
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2009 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.

Commission File Number 1-7891

DONALDSON COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $5 Par Value – 77,175,408 shares as of April 30, 2009.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008

Net sales	$413,447	$587,760	$1,447,308	$1,625,099

Cost of sales	282,665	399,494	995,811	1,100,784

Gross margin	130,782	188,266	451,497	524,315

Operating expenses	93,123	124,744	316,304	346,379

Operating income	37,659	63,522	135,193	177,936

Other income, net	(1,788)	(2,567)	(7,466)	(4,589)

Interest expense	4,067	4,239	13,085	12,555

Earnings before income taxes	35,380	61,850	129,574	169,970

Income taxes	8,782	15,863	21,221	46,590

Net earnings	$26,598	$45,987	$108,353	$123,380

Weighted average shares outstanding	77,883,606	78,633,945	77,850,917	79,406,931

Diluted shares outstanding	78,689,264	80,525,835	79,180,010	81,398,771

Basic earnings per share	$0.34	$0.58	$1.39	$1.55

Diluted earnings per share	$0.34	$0.57	$1.37	$1.52

Dividends paid per share	$0.115	$0.110	$0.340	$0.310

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share amounts)
(Unaudited)

	April 30, 2009	July 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$133,237	$83,357
Accounts receivable, less allowance of $6,804 and $7,509	277,277	413,863
Inventories	188,123	264,129
Prepaids and other current assets	74,591	92,408
Total current assets	673,228	853,757

Property, plant and equipment, at cost	857,795	901,746
Less accumulated depreciation	(487,463)	(486,587)
Property, plant and equipment, net	370,332	415,159
Goodwill	164,289	134,162
Intangible assets	65,856	46,317
Other assets	96,369	99,227
Total Assets	$1,370,074	$1,548,622

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$75,784	$139,404
Current maturities of long-term debt	5,797	5,669
Trade accounts payable	115,475	200,967
Other current liabilities	123,384	170,667
Total current liabilities	320,440	516,707

Long-term debt	253,185	176,475
Deferred income taxes	36,093	35,738
Other long-term liabilities	55,449	79,667
Total Liabilities	665,167	808,587

SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $5 par value, 120,000,000 shares authorized, 88,643,194 issued	443,216	443,216
Retained earnings	611,670	522,476
Stock compensation plans	20,378	27,065
Accumulated other comprehensive income	13,445	112,883
Treasury stock, at cost – 11,390,078 and 11,021,619 shares at April 30, 2009 and July 31, 2008, respectively	(383,802)	(365,605)
Total Shareholders’ Equity	704,907	740,035

Total Liabilities and Shareholders’ Equity	$1,370,074	$1,548,622

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Nine Months Ended April 30,
	2009	2008
OPERATING ACTIVITIES

Net earnings	$108,353	$123,380
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	43,256	41,850
Changes in operating assets and liabilities	68,719	(53,541)
Tax benefit of equity plans	(2,279)	(6,588)
Stock compensation plan expense	1,164	7,101
Other, net	(14,507)	(8,389)
Net cash provided by operating activities	204,706	103,813

INVESTING ACTIVITIES

Net expenditures on property and equipment	(34,151)	(52,109)
Acquisitions, investments and divestitures, net	(74,318)	(2,475)
Net cash used in investing activities	(108,469)	(54,584)

FINANCING ACTIVITIES

Purchase of treasury stock	(32,773)	(69,284)
Proceeds from long-term debt	80,471	50,140
Repayments of long-term debt	(6,623)	(5,785)
Change in short-term borrowings	(55,324)	(17,807)
Dividends paid	(26,291)	(24,428)
Tax benefit of equity plans	2,279	6,588
Exercise of stock options	3,380	5,672
Net cash used in financing activities	(34,881)	(54,904)

Effect of exchange rate changes on cash	(11,476)	3,715

Increase (decrease) in cash and cash equivalents	49,880	(1,960)

Cash and cash equivalents - beginning of year	83,357	55,237

Cash and cash equivalents - end of period	$133,237	$53,277

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Certain amounts in the prior period have been reclassified to conform to the current presentation. The reclassifications had no impact on the Company’s net earnings or shareholders’ equity as previously reported. Operating results for the three and nine month periods ended April 30, 2009, are not necessarily indicative of the results that may be expected for future periods. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2008.

Note B – Inventories

          The components of inventory as of April 30, 2009 and July 31, 2008 are as follows (thousands of dollars):

	April 30, 2009	July 31, 2008

Materials	$72,638	$110,135
Work in process	24,007	23,728
Finished products	91,478	130,266
Total inventories	$188,123	$264,129

Note C – Accounting for Stock-Based Compensation

          Stock-based employee compensation cost is recognized using the fair-value based method for all awards. The Company determined the fair value of its option awards using the Black-Scholes option pricing model. The following assumptions were used to value the options granted during the nine months ended April 30, 2009 (there were no options granted during the three months ended April 30, 2009): range of 4 to 8 year expected life; expected volatility range of 21.6 percent to 23.5 percent; risk-free interest rate range of 1.4 percent to 4.0 percent and annual dividend yield of 1.0 percent. The expected life selected for options granted during the period represents the period of time that the options are expected to be outstanding based on the contractual life and historical data of option holder exercise and termination behavior. Expected volatilities are based upon historical volatility of the Company’s stock over a period at least equal to the expected life of each option grant. Option grants are priced at the fair market value of the Company’s stock on the date of grant. The weighted average fair value for options granted during the nine months ended April 30, 2009 and 2008 was $8.54 per share and $10.75 per share, respectively. For the three months and nine months ended April 30, 2009, the Company recorded pretax compensation expense associated with stock options of $0.4 million and $3.6 million, respectively, and recorded $0.2 million and $1.4 million of related tax benefit, respectively. For the three months and nine months ended April 30, 2008, the Company recorded pretax compensation expense associated with stock options of $0.4 million and $3.8 million, respectively, and recorded $0.2 million and $1.4 million of related tax benefit, respectively.

          The following table summarizes stock option activity during the nine months ended April 30, 2009:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at July 31, 2008	5,181,778	$25.62
Granted	345,875	$34.11
Exercised	(401,468)	$17.82
Canceled	(39,479)	$39.65
Outstanding at April 30, 2009	5,086,706	$26.70

          The total intrinsic value of options exercised during the nine months ended April 30, 2009 and 2008 was $7.2 million and $16.1 million, respectively.

          The following table summarizes information concerning outstanding and exercisable options as of April 30, 2009:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$15 and below	669,242	1.23	$12.34	669,242	$12.34
$15 to $25	1,291,872	3.09	$18.02	1,291,872	$18.02
$25 to $35	2,495,755	5.77	$31.54	2,366,573	$31.44
$35 and above	629,837	8.30	$40.61	459,077	$40.78
	5,086,706	4.81	$26.70	4,786,764	$26.04

          At April 30, 2009, the aggregate intrinsic value of options outstanding and exercisable was $35.8 million.

          As of April 30, 2009, there was $2.0 million of total unrecognized compensation cost related to non-vested stock options granted under the 2001 Master Stock Incentive Plan. This unvested cost is expected to be recognized during the remainder of Fiscal 2009, Fiscal 2010, Fiscal 2011 and Fiscal 2012.

          The Company recorded a net reversal of compensation expense totaling $2.7 million and $2.5 million during the three and nine months ended April 30, 2009, and $1.2 million and $3.3 million of compensation expense during the three and nine months ended April 30, 2008 related to other share based awards. The net benefit in 2009 is due to the reversal of $3.6 million of Long-Term Compensation Plan expense recognized in prior periods. This reversal reflects an adjustment in the expected payouts for the three year cycles ending July 31, 2009, and July 31, 2010, to zero, based upon forecast results.

Note D – Net Earnings Per Share

          The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and dilutive shares relating to stock options, restricted stock and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods. For the three and nine months ended April 30, 2009, there were 2,971,419 and 1,141,970 options excluded from the diluted net earnings per share calculation, respectively. For both the three months and nine months ended April 30, 2008, there were 228,548 options excluded from the diluted net earnings per share calculation.

          The following table presents information necessary to calculate basic and diluted net earnings per common share (thousands, except per share amounts):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008

Weighted average shares outstanding – basic	77,884	78,634	77,851	79,407
Diluted share equivalents	805	1,892	1,329	1,992
Weighted average shares outstanding – diluted	78,689	80,526	79,180	81,399

Net earnings for basic and diluted earnings per share computation	$26,598	$45,987	$108,353	$123,380

Net earnings per share – basic	$0.34	$0.58	$1.39	$1.55
Net earnings per share – diluted	$0.34	$0.57	$1.37	$1.52

Note E – Shareholders’ Equity

          The Company reports accumulated other comprehensive income as a separate item in the shareholders’ equity section of the balance sheet.

          Total comprehensive income and its components are as follows (thousands of dollars):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008

Net earnings	$26,598	$45,987	$108,353	$123,380
Foreign currency translation gain (loss)	16,715	22,675	(99,656)	49,167
Net gain (loss) on hedging derivatives, net of deferred taxes	(826)	291	(174)	69
Pension and postretirement liability adjustment, net of deferred taxes	278	56	392	245
Total comprehensive income	$42,765	$69,009	$8,915	$172,861

          Total accumulated other comprehensive income and its components at April 30, 2009 and July 31, 2008 are as follows (thousands of dollars):

	April 30, 2009	July 31, 2008

Foreign currency translation adjustment	$38,884	$138,540
Net gain on hedging derivatives, net of deferred taxes	14	188
Pension and postretirement liability, net of deferred taxes	(25,453)	(25,845)
Total accumulated other comprehensive income	$13,445	$112,883

          The Company repurchased no shares during the three months ended April 30, 2009. The Company repurchased 802,000 shares for $32.8 million at an average price of $40.86 per share during the nine months ended April 30, 2009. As of April 30, 2009, the Company had remaining authorization to repurchase up to 0.9 million shares pursuant to the current authorization.

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

	Engine Products	Industrial Products	Corporate and Unallocated	Total Company

Three Months Ended April 30, 2009:
Net sales	$223,747	$189,700	—	$413,447
Earnings before income taxes	19,708	18,448	(2,776)	35,380

Three Months Ended April 30, 2008:
Net sales	$324,992	$262,768	—	$587,760
Earnings before income taxes	43,456	25,997	(7,603)	61,850

Nine Months Ended April 30, 2009:
Net sales	$774,614	$672,694	—	$1,447,308
Earnings before income taxes	66,252	70,439	(7,117)	129,574
Assets	603,821	490,535	275,718	1,370,074

Nine Months Ended April 30, 2008:
Net sales	$902,488	$722,611	—	$1,625,099
Earnings before income taxes	115,279	70,429	(15,738)	169,970
Assets	614,229	581,193	318,123	1,513,545

          Sales to one Customer accounted for 10 percent of net sales for the three months ended April 30, 2009. There were no Customers over 10 percent of net sales for the three months ended April 30, 2008. There were no Customers over 10 percent of net sales for the nine months ended April 30, 2009 and 2008. There were no Customers over 10 percent of gross accounts receivable as of April 30, 2009 and 2008.

Note G – Goodwill and Other Intangible Assets

          The Company’s most recent annual impairment assessment for goodwill was completed during the third quarter of Fiscal 2009. The results of this assessment showed that the fair values of the reporting units to which goodwill is assigned continue to be higher than the book values of the respective reporting units, resulting in no goodwill impairment. Goodwill is assessed for impairment between annual assessments whenever events or circumstances make it more likely than not that an impairment may have occurred. No goodwill was impaired during the nine months ended April 30, 2009 or 2008. The Company has allocated goodwill to reporting units within its Industrial Products and Engine Products segments. The current year addition to the Engine Products segment is a result of the acquisition of 100 percent of the stock of Western Filter Corporation on October 15, 2008, for $78.5 million. Goodwill associated with this acquisition is tax deductible. Pro forma financial results are not presented, as the results of the acquisition are not material to the Company’s financial results. The current year disposition in the Industrial Products segment is a result of the sale of the air dryer business in Maryville, Tennessee, on October 31, 2008. This business was acquired in the acquisition of AirCel Corporation on January 19, 2006. Following is a reconciliation of goodwill for the nine months ending April 30, 2009 (thousands of dollars):

	Engine Products	Industrial Products	Total Goodwill
Balance as of August 1, 2008	$19,126	$115,036	$134,162
Acquisition activity	43,679	—	43,679
Disposition activity	—	(1,089)	(1,089)
Foreign exchange translation	(1,498)	(10,965)	(12,463)
Balance as of April 30, 2009	$61,307	$102,982	$164,289

          As of April 30, 2009, other intangible assets were $65.9 million, a $19.6 million increase from the balance of $46.3 million at July 31, 2008. The increase in other intangible assets is due to the acquisition of Western Filter Corporation partially offset by amortization, foreign exchange and disposition activity.

Note H – Guarantees

          The Company and Caterpillar, Inc., in an unconsolidated joint venture, Advanced Filtration Systems, Inc., the shares of which are owned equally by the parties, guarantees certain debt of the joint venture. As of April 30, 2009, the joint venture had $24.9 million of outstanding debt of which the Company guarantees half.

          The Company estimates warranty costs using standard quantitative measures based on historical warranty claim experience and evaluation of specific Customer warranty issues. Following is a reconciliation of warranty reserves for the nine months ended April 30, 2009 and 2008 (thousands of dollars):

	April 30, 2009	April 30, 2008
Beginning balance	$11,523	$8,545
Accruals for warranties issued during the reporting period	2,046	3,409
Accruals related to pre-existing warranties (including changes in estimates)	(1,221)	2,574
Less settlements made during the period	(2,414)	(2,151)
Ending balance	$9,934	$12,377

          At April 30, 2009, the Company had a contingent liability for standby letters of credit totaling $18.5 million that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of specified bond financing agreement and insurance contract terms as detailed in each letter of credit. At April 30, 2009, there were no amounts drawn upon these letters of credit.

Note I – Employee Benefit Plans

          The Company and certain of its international subsidiaries have defined benefit pension plans for many of their hourly and salaried employees. There are two types of domestic plans. The first type of domestic plan is a traditional defined benefit pension plan. The second is a plan for salaried workers that provides defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit comprised of a percentage of current salary that varies with years of service, interest credits and transition credits. The international plans generally provide pension benefits based on years of service and compensation level.

          Net periodic pension costs for the Company’s pension plans include the following components (thousands of dollars):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
Service cost	$3,708	$3,703	$11,264	$11,027
Interest cost	4,546	3,656	13,884	10,910
Expected return on assets	(7,149)	(5,935)	(21,732)	(17,748)
Transition amount amortization	46	43	143	120
Prior service cost amortization	109	107	327	320
Actuarial loss amortization	272	(22)	837	(70)
Total periodic benefit cost	$1,532	$1,552	$4,723	$4,559

          The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. For the nine months ended April 30, 2009, the Company made $3.1 million in contributions to its non-U.S. pension plans. The Company has not made and does not anticipate making any contributions to its U.S. pension plans in the current year and estimates that it will contribute up to an additional $8.2 million to its non-U.S. pension plans during the remainder of Fiscal 2009.

          The decline in the fair value of plan assets since the onset of market volatility in the first quarter of Fiscal 2009 may result in an increase in the pension liability component of other comprehensive income. It may also result in a potential increase in Fiscal 2010 pension expense and expected plan contributions to the extent the effects are not offset by a change in discount rates at the time of the annual pension measurement on July 31, 2009, or a recovery of fair value.

          During the three and nine months ended April 30, 2009, the Company recorded $6.8 million and $11.1 million, respectively, in restructuring costs primarily as a result of global workforce reductions that were committed to and communicated during the quarter. These costs are predominantly severance related. As of April 30, 2009, the Company had $2.5 million of these restructuring costs accrued on the balance sheet in Other current liabilities.

Note J – Debt

          On November 14, 2008, the Company issued an $80 million senior unsecured note. The note is due on November 14, 2013. The debt was issued at face value and bears interest payable semi-annually at a rate of 6.59 percent. The proceeds from the note were used to refinance existing debt and for general corporate purposes.

Note K – Derivative Instruments

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

          The Company enters into forward exchange contracts of generally less than one year to hedge forecasted transactions amongst its subsidiaries, and to reduce potential exposure related to fluctuations in foreign exchange rates for existing recognized assets and liabilities. It also utilizes forward exchange contracts for anticipated intercompany and third-party transactions such as purchases, sales and dividend payments denominated in local currencies. Forward exchange contracts are designated as cash flow hedges as they are designed to hedge the variability of cash flows associated with the underlying existing recognized or anticipated transactions. Changes in the value of derivatives designated as cash flow hedges are recorded in other comprehensive income in shareholders’ equity until earnings are affected by the variability of the underlying cash flows. At that time, the applicable amount of gain or loss from the derivative instrument that is deferred in shareholders’ equity is reclassified to earnings. Effectiveness is measured using spot rates to value both the hedge contract and the hedged item. The excluded forward points, as well as any ineffective portions of hedges, are recorded in earnings through the same line as the underlying transaction.

          These unrealized losses and gains are reclassified, as appropriate, as earnings are affected by the variability of the underlying cash flows during the term of the hedges. The Company expects to record $0.3 million of net deferred losses from these forward exchange contracts during the next twelve months.

          The Company entered into and settled an interest rate lock in October 2008. The interest rate lock settlement resulted in $0.5 million in gains, net of deferred taxes of $0.2 million, which will be amortized into income over the life of the related debt.

          The following summarizes the Company’s fair value of outstanding derivatives at April 30, 2009, and July 31, 2008, on the Consolidated Balance Sheets (thousands of dollars):

	April 30, 2009	July 31, 2008
Asset derivatives recorded under the caption Prepaids and other current assets
Foreign exchange contracts	$1,756	$952
Total asset derivatives designated as hedging instruments	$1,756	$952

Liability derivatives recorded under the caption Other current liabilities
Foreign exchange contracts	$1,627	$1,252
Total liability derivatives designated as hedging instruments	$1,627	$1,252

          The impact on Other comprehensive income (OCI) and earnings from foreign exchange contracts that qualified as cash flow hedges for the nine months ended April 30, 2009 and 2008 was as follows (thousands of dollars):

	April 30, 2009	April 30, 2008
Net carrying amount at beginning of year	$188	$(206)
Cash flow hedges deferred in OCI	(811)	1,812
Cash flow hedges reclassified to income (effective portion)	158	(1,896)
Change in deferred taxes	208	153
Net carrying amount at April 30	$(257)	$(137)

          The Company’s derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals with a variety of major banks worldwide. In addition, only conventional derivative financial instruments are utilized. The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding at April 30, 2009, failed to perform according to the terms of its agreement. At this time, the Company does not require collateral or any other form of securitization to be furnished by the counterparties to its derivative instruments.

Note L – Commitments and Contingencies

          In accordance with SFAS No. 5, “Accounting for Contingencies,” (SFAS No. 5), the Company records provisions with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter. The Company believes the recorded reserves in its consolidated financial statements are adequate in light of the probable and estimable outcomes. The recorded liabilities were not material to the Company’s financial position, results of operation and liquidity and the Company does not believe that any of the currently identified claims or litigation will materially affect its financial position, results of operation and liquidity.

Note M – Income Taxes

          The effective tax rate for the three months ended April 30, 2009, was 24.8 percent, compared to a prior year rate of 25.6 percent. The effective tax rate for the nine months ended April 30, 2009 and 2008 was 16.4 percent and 27.4 percent, respectively. The nine month period ended April 30, 2009 contains $19.3 million of discrete tax benefits, $2.6 million of which occurred this quarter, while the rest predominantly occurred in the second quarter. These amounts are related to the effective settlements of long-standing court cases and examinations in various jurisdictions for tax years 2003-2006, the reassessment of the corresponding unrecognized tax benefits for the subsequent open years and a favorable resolution in the third quarter of a foreign tax matter. The prior year nine month period contained $9.3 million of discrete tax benefits, which predominantly occurred in the first and third quarters, related to the expiration of statutes on previously unrecognized tax benefits and the reduction in deferred tax liabilities related to enacted foreign tax rate changes.

          Absent these items, the underlying tax rate for the Fiscal 2009 year-to-date period has decreased from Fiscal 2008 by 1.6 points to 31.3 percent. The reinstatement of the Research and Experimentation credit, changes in current year unrecognized tax benefits, reduced statutory tax rates and the mix of earnings between foreign jurisdictions all contributed to the reduction.

          The Company’s uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. The following tax years, in addition to the current year, remain subject to examination, at least for certain issues, by the major tax jurisdictions indicated:

Major Jurisdictions	Open Tax Years

Belgium	2005 through 2008
China	1999 through 2008
France	2004 through 2008
Germany	2004 through 2008
Italy	2003 through 2008
Japan	2006 through 2008
Mexico	2004 through 2008
United Kingdom	2007 through 2008
United States	2004 through 2008

          At April 30, 2009, the total unrecognized tax benefits were $17.0 million, and accrued interest and penalties on these unrecognized tax benefits were $1.9 million. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. If the Company were to prevail on all unrecognized tax benefits recorded, substantially all of the unrecognized tax benefits would benefit the effective tax rate. Unless extended by audit, approximately $2.1 million of the unrecognized tax benefits could potentially expire through statute of limitations in the next twelve month period.

Note N – New Accounting Standards

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

          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted the provisions of SFAS 161 effective February 1, 2009. The adoption of SFAS 161 only requires additional disclosures about the Company’s derivatives and thus did not affect the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The Company is a worldwide manufacturer of filtration systems and replacement parts. The Company’s product mix includes air and liquid filtration systems and exhaust and emission control products. Products are manufactured at 40 plants around the world and through three joint ventures.

          The Company has two reporting segments: Engine Products and Industrial Products. Products in the Engine Products segment consist of air filtration systems, exhaust and emissions systems, liquid filtration systems and replacement parts. The Engine Products segment sells to original equipment manufacturers (OEMs) in the construction, mining, agriculture, aerospace and defense, and transportation markets and to independent distributors, OEM dealer networks, private label accounts and large equipment fleets. Products in the Industrial Products segment consist of dust, fume and mist collectors, compressed air purification systems, liquid filtration systems, intake air filtration systems for gas turbines, and specialized air filtration systems for diverse applications including computer hard disk drives. The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines and OEMs and end-users requiring clean air and liquids.

          The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report.

Overview

          The Company reported diluted net earnings per share of $0.34 for the third quarter of Fiscal 2009, down from $0.57 in the third quarter of the prior year. Net income for the quarter was $26.6 million, compared to $46.0 million in the third quarter of the prior year. The impact of foreign currency translation decreased reported net earnings by 2.0 percent in the quarter. The Company reported sales in the third quarter of Fiscal 2009 of $413.4 million, a decrease of 29.7 percent from $587.8 million in the third quarter of the prior year. The impact of foreign currency translation decreased reported sales by 5.7 percent in the quarter

          Although the Company continued to experience very challenging and severe recessionary conditions in almost all of its end markets and geographic locations, gross margin improvement, cost reductions, and working capital improvement projects helped in the third quarter.

          The Company generated cash flow from operations of $110.9 million in the third quarter of Fiscal 2009 and $204.7 million year-to-date. This allowed the Company to further reduce debt by $39 million this quarter while increasing global cash reserves.

          The Company’s overall sales were down 30 percent in the quarter and, excluding the exchange rate movements impact, sales were down 24 percent. In the Company’s Engine Products segment, local currency sales decreased 26 percent, although its sales of retrofit emissions and aerospace and defense products remained ahead of last year’s levels. In the Company’s Industrial Products segment local currency sales decreased 21 percent as its Industrial Filtration Solutions Products, Gas Turbine Systems Products, and Special Applications Products product groups all experienced sales declines. Market conditions were weak globally as local currency sales decreased by 17 percent in Asia, 22 percent in the Americas, and 32 percent in Europe.

          The Company’s operating margin improved in the third quarter to 9.1 percent, compared to 6.0 percent in the second quarter, despite these sudden and sharp sales declines in many of its businesses. The Company continued to proactively expand its restructuring actions. As a result, it incurred $6.8 million of restructuring costs in the quarter and $11.1 million year-to-date, while realizing savings of approximately $20 million from the restructuring actions completed in the second and third quarters. These restructuring actions included further headcount reductions of 850 employees in the third quarter for a total work force reduction of 2,700, or 20 percent, since the beginning of the fiscal year. The Company anticipates that the cumulative affect of the restructuring actions during Fiscal 2009 will generate approximately $100 million of annualized pre-tax cost savings when completed. Approximately 60 percent of these cost savings relate to cost of sales and 40 percent relate to operating expenses.

Results of Operations

          All major regions in which the Company operates have been impacted by the global recession. Sales in the United States decreased $61.8 million or 25.6 percent for the third quarter of Fiscal 2009 compared to the third quarter of the prior year. Total international sales in U.S. dollars decreased $112.5 million or 32.5 percent in the third quarter compared to the prior year. In U.S. dollars, Europe sales decreased $85.0 million or 42.0 percent, Asia sales decreased $25.8 million or 21.8 percent and other international sales decreased $0.2 million or 6.8 percent for the third quarter of Fiscal 2009 as compared to the prior year period. Translated at constant exchange rates, total international sales decreased 22.8 percent over the prior year quarter. For the nine month period ended April 30, 2009, sales in the United States decreased $46.0 million or 7.0 percent from the prior year, and total international sales in U.S. dollars decreased $131.8 million or 13.6 percent from the prior year.

          The impact of foreign currency translation during the third quarter of Fiscal 2009 decreased sales by $33.6 million, or 5.7 percent. The impact of foreign currency translation on the year-to-date results as of the third quarter of Fiscal 2009 decreased sales by $54.2 million. Worldwide sales for the third quarter of Fiscal 2009, excluding the impact of foreign currency translation, decreased 23.9 percent from the third quarter of the prior year. The impact of foreign currency translation decreased net income by $0.9 million and $2.9 million for the three and nine month periods of Fiscal 2009, respectively.

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

          Following is a reconciliation to the most comparable GAAP financial measure of this non-GAAP financial measure (thousands of dollars):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008

Net sales, excluding foreign currency translation	$447,092	$550,798	$1,501,529	$1,540,451
Foreign currency translation	(33,645)	36,962	(54,221)	84,648
Net sales	$413,447	$587,760	$1,447,308	$1,625,099

Net earnings, excluding foreign currency translation	$27,505	$43,136	$111,229	$113,761
Foreign currency translation	(907)	2,851	(2,876)	9,619
Net earnings	$26,598	$45,987	$108,353	$123,380

          Gross margin for the third quarter of Fiscal 2009 was 31.6 percent compared to 32.0 percent for the third quarter in the prior year. Lower absorption of fixed costs due to the drop in production volumes negatively impacted gross margin by $14.6 million. The Company had $1.9 million in restructuring costs which reduced gross margin in the quarter, partially offset by $1.1 million of lower incentive compensation expense as compared to the prior year period. The Company also benefited from improved product mix and the shipment of a few higher margin projects in the Industrial Products segment, and salary savings as a result of the earlier workforce reductions. During the second quarter of Fiscal 2008, the Company began utilizing a new warehouse management system at its main U.S. distribution center. The Company encountered issues during the transition to the new system which resulted in approximately $3.6 million and $5.7 million in incremental distribution charges for the three and nine months ended April 30, 2008.

          Operating expenses during the third quarter of Fiscal 2009 were $93.1 million, or 22.5 percent of sales, compared to $124.7 million, or 21.2 percent of sales, in the prior year period. Operating expenses as a percent of sales increased due to sales volume declines and $4.9 million in restructuring cost during the quarter, partially offset by the benefits from previous restructuring actions taken and $9.0 million of lower incentive compensation expense as compared to the prior year period. Year-to-date operating expenses were 21.9 percent of sales, up from 21.3 percent in the prior year, due to the decline in sales partially offset by the benefit of the restructuring actions.

          Other income for the third quarter of Fiscal 2009 totaled $1.8 million, compared to $2.6 million of other income in the third quarter of the prior year. Other income for the third quarter of Fiscal 2009 consisted of income from unconsolidated affiliates of $1.3 million, royalty income of $1.2 million, interest income of $0.2 million, foreign exchange losses of $0.2 million and other miscellaneous expenses of $0.7 million. For the third quarter of Fiscal 2009, interest expense was $4.1 million, slightly down from $4.2 million in the third quarter of the prior year. Year-to-date, other income totaled $7.5 million compared to $4.6 million reported in the prior year. Year-to-date interest expense was $13.1 million, up from $12.6 million in the prior year.

          The effective tax rate for the three months ended April 30, 2009 was 24.8 percent, compared to a prior year rate of 25.6 percent. The effective tax rate for the nine months ended April 30, 2009 and 2008 was 16.4 percent and 27.4 percent, respectively. The nine months ended April 30, 2009 contains $19.3 million of discrete tax benefits, $2.6 million of which occurred this quarter, while the rest predominantly occurred in the second quarter. These amounts are related to the effective settlements of long-standing court cases and examinations in various jurisdictions for tax years 2003-2006, the reassessment of the corresponding unrecognized tax benefits for the subsequent open years and a favorable resolution in the third quarter of a foreign tax matter. The prior year nine month period contained $9.3 million of discrete tax benefits, which predominantly occurred in the first and third quarters, related to the expiration of statutes on previously unrecognized tax benefits and the reduction in deferred tax liabilities related to enacted foreign tax rate changes. Absent these items, the underlying tax rate for the Fiscal 2009 year-to-date period has decreased from Fiscal 2008 by 1.6 points to 31.3 percent. The reinstatement of the Research and Experimentation credit, changes in current year unrecognized tax benefits, reduced statutory tax rates and the mix of earnings between foreign jurisdictions all contributed to the reduction.

Operations by Segment

          Following is financial information for the Company’s Engine Products and Industrial Products segments. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments and interest income and expense. Segment detail is summarized as follows (thousands of dollars):

	Engine Products	Industrial Products	Corporate and Unallocated	Total Company

Three Months Ended April 30, 2009:
Net sales	$223,747	$189,700	—	$413,447
Earnings before income taxes	19,708	18,448	(2,776)	35,380

Three Months Ended April 30, 2008:
Net sales	$324,992	$262,768	—	$587,760
Earnings before income taxes	43,456	25,997	(7,603)	61,850

Nine Months Ended April 30, 2009:
Net sales	$774,614	$672,694	—	$1,447,308
Earnings before income taxes	66,252	70,439	(7,117)	129,574
Assets	603,821	490,535	275,718	1,370,074

Nine Months Ended April 30, 2008:
Net sales	$902,488	$722,611	—	$1,625,099
Earnings before income taxes	115,279	70,429	(15,738)	169,970
Assets	614,229	581,193	318,123	1,513,545

          Following are net sales by product category within the Engine Products and Industrial Products segments (thousands of dollars):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
Engine Products segment:
Off-road Products*	$82,217	$120,932	$290,912	$332,398
Transportation Products	13,405	33,188	57,549	91,943
Aftermarket Products**	128,125	170,872	426,153	478,147
Total Engine Products segment	$223,747	$324,992	$774,614	$902,488

Industrial Products segment:
Industrial Filtration Solutions Products	$111,975	$155,208	$394,579	$430,304
Gas Turbine Products	45,166	58,858	162,046	149,046
Special Applications Products	32,559	48,702	116,069	143,261
Total Industrial Products segment	$189,700	$262,768	$672,694	$722,611

Total Company	$413,447	$587,760	$1,447,308	$1,625,099

*	Includes Aerospace and Defense products.
**	Includes replacement part sales to the Company’s original equipment manufacturer Engine Products Customers.

Engine Products Segment For the third quarter of Fiscal 2009, worldwide Engine Products sales were $223.7 million, a decrease of 31.2 percent from $325.0 million in the third quarter of the prior year. Total third quarter Engine Products sales in the United States decreased by 22.5 percent compared to the same period in the prior year and international sales decreased by 39.3 percent as discussed below. The impact of foreign currency translation during the third quarter of Fiscal 2009 decreased sales by $16.8 million, or 5.2 percent. Earnings before income taxes as a percentage of Engine Products segment sales of 8.8 percent decreased from 13.4 percent in the prior year. Year-to-date, worldwide net sales were $774.6 million, a decrease of 14.2 percent from $902.5 million in the prior year. International Engine Products sales decreased 20.6 percent and sales in the United States decreased 7.6 percent from the prior year on a year-to-date basis. The impact of foreign currency translation on the year-to-date results as of the third quarter of Fiscal 2009 decreased sales by $26.3 million, or 2.9 percent. Year-to-date, earnings before income taxes as a percentage of Engine Products segment sales of 8.6 percent decreased from 12.8 percent in the prior year. The Engine Products segment has been negatively impacted by lower absorption of fixed manufacturing costs due to the drop in sales volumes and increased costs related to restructuring, offset by lower operating expenses as a result of headcount reductions and the reassessment of incentive compensation.

          Worldwide sales of Off-Road Products in the third quarter of Fiscal 2009 were $82.2 million, a decrease of 32.0 percent from $120.9 million in the third quarter of the prior year. Domestic sales in Off-Road Products decreased 16.9 percent. International sales were down 46.7 percent from the third quarter of the prior year with decreases in Europe and Asia of 47.2 percent and 46.7 percent, respectively. Spending in U.S. residential construction markets was down more than 30 percent over prior year, resulting in a decrease in the sales of the Company’s products into those markets. In addition, mining activity has remained weak due to decreased commodity prices. Domestic Aerospace and Defense sales benefited from the recent acquisition of Western Filter Corporation, which resulted in $4.4 million of incremental sales over the prior year quarter, and continued strong demand for filters for military equipment. Sales to the European agricultural end market decreased significantly, as did sales in the European construction equipment end market associated with decreased construction activity due to the economic downturn. In Asia, sales have declined significantly in Japan in the construction end markets, offset slightly by foreign exchange gains. Year-to-date, worldwide Off-Road Products sales totaled $290.9 million, a decrease of 12.5 percent from $332.4 million in the prior year. Year-to-date sales of Off-Road Products decreased 1.4 percent in the United States and decreased 24.2 percent internationally over the prior year.

          Worldwide sales of Transportation Products in the third quarter of Fiscal 2009 were $13.4 million, a decrease of 59.6 percent from $33.2 million in the third quarter of the prior year. International Transportation Products sales decreased by 63.3 percent driven by decreased sales in Europe and Asia of 71.4 percent and 55.7 percent, respectively, reflecting the current economic downturn for freight activity and truck build rates. Sales decreased in the United States by 56.6 percent primarily as a result of a 50 percent decrease in Class 8 truck build rates and a 53 percent decrease in medium duty truck build rates by the Company’s Customers over the prior year quarter. Year-to-date, worldwide Transportation Products sales totaled $57.5 million, a decrease of 37.4 percent from $91.9 million in the prior year. International Transportation Products sales decreased 32.8 percent from the prior year on a year-to-date basis. Transportation Products sales in the United States decreased 41.1 percent from the prior year on a year-to-date basis as a result of the rapid deceleration of economic conditions and low truck build rates.

          Worldwide sales of Aftermarket Products in the third quarter were $128.1 million, a decrease of 25.0 percent from $170.9 million in the third quarter of the prior year. U.S. Aftermarket Products sales decreased 18.8 percent driven by inventory adjustments by the Company’s Customers and decreases in equipment utilization rates in the mining, construction and transportation industries, partially offset by increases in retrofit emission sales of $1.3 million in the quarter. International sales were down 30.5 percent from the prior year quarter, primarily driven by sales decreases in Europe of 40.7 percent, due to continued weak economic conditions in Europe, and in Asia of 20.5 percent, due to softness in most of the end markets offset by marginal growth in China. Year-to-date, worldwide Aftermarket Products sales totaled $426.2 million, a decrease of 10.9 percent from $478.1 million in the prior year. Year-to-date Aftermarket Products sales decreased 4.7 percent in the United States and decreased 16.3 percent internationally over the prior year.

Industrial Products Segment For the third quarter of Fiscal 2009, worldwide sales in the Industrial Products segment were $189.7 million, a decrease of 27.8 percent from $262.8 million in the third quarter of the prior year. Total third quarter international Industrial Products sales were down 26.1 percent compared to the same period in the prior year, while sales in the United States decreased by 31.5 percent. The impact of foreign currency translation during the third quarter of Fiscal 2009 decreased sales by $16.8 million, or 6.4 percent. Earnings before income taxes as a percentage of Industrial Products segment sales decreased to 9.7 percent from 9.9 percent in the prior year. Lower earnings were driven by lower sales volumes and additional costs related to restructuring, partially offset by improvements in distribution efficiency and cost control measures. Year-to-date, worldwide net sales were $672.7 million, down 6.9 percent from $722.6 million in the prior year. International Industrial Products sales decreased 7.4 percent and sales in the United States decreased 5.7 percent from the prior year on a year-to-date basis. The impact of foreign currency translation on the year-to-date results lowered sales by $27.9 million, or 3.8 percent. Year-to-date, earnings before income taxes as a percentage of Industrial Products segment sales of 10.5 percent increased from 9.7 percent in the prior year. This earnings improvement over the prior year was driven by an increase in plant utilization due to higher volumes in the Industrial Filtration Solutions Products business during the first quarter, the impact of cost control measures including lower incentive compensation expense, and improvements in distribution efficiency over the prior year.

          Worldwide sales of Industrial Filtration Solutions Products in the third quarter were $112.0 million, a decrease of 27.9 percent from $155.2 million in the prior year. International sales decreased 24.8 percent over the prior year with sales in Europe decreasing 33.4 percent and Asia sales decreasing 6.8 percent. Excluding foreign currency, international sales decreased 13.0 percent. The continued decline in Europe was due to reduced demand for industrial dust collectors and compressed air purification systems which fell with the downturn in general manufacturing activity during the quarter. In Asia, local currency sales remained relatively constant as a result of the shipment of several large dust collection systems offset by foreign exchange. North American general industrial activity also declined as evidenced by a 69 percent drop in machine tool consumption in the United States. Domestic sales decreased 33.4 percent over the prior year quarter as a result of this decline in general industrial activity. The results in the quarter were also influenced by the sale of the air dryer business in Maryville, Tennessee, on October 31, 2008, which decreased sales $2.2 million over last year. Year-to-date, worldwide sales of Industrial Filtration Solutions products were $394.6 million, down 8.3 percent from $430.3 million in the prior year. International Industrial Filtration Solutions product sales decreased 6.8 percent from the prior year on a year-to-date basis. Sales in the United States decreased 11.4 percent from the prior year on a year-to-date basis.

          Worldwide sales of the Company’s Gas Turbine Products in the third quarter were $45.2 million, a decrease of 23.3 percent from sales of $58.9 million in the third quarter of the prior year. A slowdown in Customer demand for large gas turbine power generation projects has begun to impact the Company’s sales. The Company’s Gas Turbine Products sales include large systems and as a result shipments and revenues can fluctuate from quarter to quarter. Year-to-date, worldwide Gas Turbine Products sales were $162.0 million, up 8.7 percent from $149.0 million in the prior year.

          Worldwide sales of Special Application Products in the third quarter were $32.6 million, a decrease of 33.1 percent from $48.7 million in the prior year period. Domestic Special Application Products sales decreased 32.1 percent. International sales of Special Application Products decreased 33.3 percent over the prior year. The primary decreases internationally were in Asia and Europe, which decreased 28.3 and 55.4 percent, respectively, due to a significant reduction in demand for hard disk drives and semiconductor fabrications based on a worldwide contraction in the end markets for computers, data storage devices and other electronic products. Demand for PTFE membrane filtration products was also down this quarter. Year-to-date, worldwide Special Application Products sales were $116.1 million, a decrease of 19.0 percent from $143.3 million in the prior year, primarily driven by an international Special Application Products sales decrease of 33.3 percent over the prior year.

Liquidity and Capital Resources

          The Company generated $204.7 million of cash from operations during the first nine months of Fiscal 2009. Operating cash flows increased by $100.9 million from the same period in the prior year, primarily as a result of decreases in accounts receivable and inventory balances which resulted in $143.5 million and $94.8 million of additional cash flow from operations as compared to the prior year, respectively, partially offset by decreases in accounts payable and accrued compensation of $81.4 million and $20.1 million, respectively. In the first nine months of Fiscal 2009, operating cash flows, additional borrowings and cash on hand were used to support $34.2 million in capital additions, the acquisition of Western Filter Corporation for $78.5 million, the repurchase of 0.8 million outstanding shares of the Company’s common stock for $32.8 million and the payment of $26.3 million in dividends. For additional information regarding share repurchases see Part II Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

          At the end of the third quarter, the Company held $133.2 million in cash and cash equivalents, up from $83.4 million at July 31, 2008. Short-term debt totaled $75.8 million, down from $139.4 million at July 31, 2008, primarily as a result of the long-term debt issued in November 2008 and cash generated from operations. The amount of unused lines of credit as of April 30, 2009 was approximately $527.0 million. Long-term debt of $253.2 million at April 30, 2009 increased from $176.5 million at July 31, 2008. The increase in long-term debt is a result of the issuance of an $80.0 million senior unsecured note on November 14, 2008 at an interest rate of 6.59 percent due November 14, 2013. Long-term debt represented 26.4 percent of total long-term capital, defined as long-term debt plus total shareholders’ equity, compared to 19.3 percent at July 31, 2008.

          The Company has not made and does not anticipate making any contributions to its U.S. pension plans for the remainder of Fiscal 2009, and estimates that it will contribute up to an additional $8.2 million to its non-U.S. pension plans during the remainder of Fiscal 2009. The drops in the fair value of plan assets since the market uncertainties and declines began in the first quarter of Fiscal 2009, may result in an increase in the pension liability component of other comprehensive income and a potential increase in Fiscal 2010 pension expense and expected plan contributions to the extent the effects are not offset by a change in discount rates at the time of the annual pension measurement on July 31, 2009, or a recovery of fair value.

          The following table summarizes the Company’s contractual obligations as of April 30, 2009 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 Years	More than 5 years
Long-term debt obligations	$257,586	$5,280	$47,730	$80,086	$124,490
Capital lease obligations	1,396	517	829	50	—
Interest on long-term obligations	84,918	13,778	26,095	22,663	22,382
Operating lease obligations	22,386	10,381	8,267	3,362	376
Purchase obligations(1)	113,753	95,832	17,260	661	—
Pension and deferred compensation (2)	28,925	2,623	3,213	3,128	19,961
Total (3)	$508,964	$128,411	$103,394	$109,950	$167,209

(1)

Purchase obligations consist primarily of inventory, tooling, contract employment services and capital expenditures. The Company’s purchase orders for inventory are based on expected Customer demand, and quantities and dollar volumes are subject to change.

(2)

Pension and deferred compensation consists of long-term pension liabilities and salary and bonus deferrals elected by certain executives under the Company’s deferred compensation plan. Deferred compensation balances earn interest based on a treasury bond rate as defined by the plan (10 year treasury bond STRIP rate plus two percent) and approved by the Human Resources Committee of the Board of Directors, and are payable at the election of the participants.

(3)

In addition to the above contractual obligations, the Company may be obligated for additional cash outflows of $17.0 million of potential tax obligations. The payment and timing of any such payments is affected by the ultimate resolution of the tax years that are under audit or remain subject to examination by the relevant taxing authorities.

          At April 30, 2009, the Company had a contingent liability for standby letters of credit totaling $18.5 million that have been issued and are outstanding. The letters of credit guarantee payment to beneficial third parties in the event the Company is in breach of specified financing agreement and insurance contract terms as detailed in each letter of credit. At April 30, 2009, there were no amounts drawn upon these letters of credit.

          The Company has approximately $527.0 million of unused lines of credit as of April 30, 2009. Of these, the most significant is a five-year, multi-currency revolving facility with a group of banks under which the Company may borrow up to $250 million. This facility expires on April 2, 2013. As of April 30, 2009, there was $40.0 million of borrowings under this facility.

          Certain note agreements contain debt covenants related to limitations on indebtedness and interest expense. As of April 30, 2009, the Company was in compliance with all such covenants. The Company currently expects to remain in compliance with these covenants in the foreseeable future, even in spite of the global economic recession.

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

Outlook

The Company foresees the current recessionary conditions to continue at least through the fourth quarter of Fiscal 2009.

•

The Company forecasts total Fiscal 2009 sales to be between $1.8 and $1.9 billion, or down 15 to 20 percent from the prior year. Foreign currency translation is expected to account for about 25 percent of this decrease. This assumes the Euro at 1.36 and 96 Yen to the US$ for our fourth quarter.

•

Due to the lower sales outlook, the Company believes that lower absorption of fixed costs will continue and, as a result, is considering additional restructuring actions that could result in an additional $10 to $12 million in additional costs in our fourth quarter. Including these costs, the Company has updated its full year operating margin guidance to between 8.0 to 9.0 percent.

•	Following the favorable resolution of several tax contingencies this year, the Company’s full year tax rate should be between 17 and 19 percent.

•

As a result of its ongoing working capital improvement efforts, the Company expects record full year free cash flow of $180 to $200 million, up approximately $80 to $100 million from the prior year. The Company will continue to use its cash flow for dividends, select capital projects, the repayment of debt, and increasing our cash balance.

Engine Products Segment – The Company now forecasts full year Fiscal 2009 sales to decrease 16 to 21 percent, inclusive of the impact of foreign currency translation.

•

In its NAFTA Transportation Products, the Company believes that build rates for heavy- and medium-duty trucks will be down 25 to 35 percent from last year. Build rates are also forecast to be down a comparable amount in Europe and Japan.

•	Demand in its aerospace and defense market is projected to begin moderating.

•

The Company expects the global construction and mining markets to remain weak. Based on recent Customer announcements, the Company also projects that the global farm equipment market will continue to decline.

•

The Company’s Aftermarket sales are expected to remain below last year’s levels due to the drop in economic activity that has negatively impacted the utilization rates for both heavy trucks and off-road equipment. However, the increasing amount of equipment in the field with the Company’s PowerCore® technology as well as its other proprietary filtration systems will partially offset the weak utilization rates.

Industrial Products Segment – The Company now forecasts full year Fiscal 2009 sales to decrease 12 to 17 percent, inclusive of the impact of foreign currency translation.

•

The Company’s Industrial Filtration Solutions’ sales are projected to decrease 13 to 18 percent. The Company expects the global manufacturing environment to further weaken, but at a slower pace than the last two quarters.

•

While the Company anticipates full year unit volume to be flat in our Gas Turbine Products business, it forecasts its full year gas turbine filter sales to decrease 2 to 5 percent due to the impact of foreign currency translation. Based on feedback from its Customers, the Company expects a slowdown in demand for large power generation projects over the next 12 months.

•

Special Applications Products’ sales are projected to decrease 17 to 22 percent primarily due to soft conditions in the hard disk drive market and the weaker industrial end markets for the Company’s membrane products.

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

          The Company, through its management, may make forward-looking statements reflecting the Company’s current views with respect to future events and financial performance. These forward-looking statements, which may be in reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended July 31, 2008, which could cause actual results to differ materially from historical results or those anticipated. These uncertainties and other risk factors, include but are not limited to risks associated with: world economic factors and the ongoing and deepening economic downturn that is negatively impacting all regions of the world, the recent significant reduction in sales volume and orders, our Customers’ financial condition, currency fluctuations, commodity prices, political factors, the company’s international operations, highly competitive markets, governmental laws and regulations, including the impact of the unprecedented economic stimulus measures being implemented by governments around the world, the implementation of our new information systems, potential global health outbreaks and other factors included in Item 1A of the Company’s Annual Report on Form 10-K.

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

(b)

Changes in Internal Control over Financial Reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with such evaluation during the fiscal quarter ended April 30, 2009, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There are inherent risks and uncertainties associated with our global operations that involve the manufacturing and sale of products for highly demanding Customer applications throughout the world. These risks and uncertainties could adversely affect our operating performances or financial condition. The “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended July 31, 2008 includes a discussion of these risks and uncertainties. In light of the current global economic slowdown and the unprecedented volatility in the world’s financial markets, we want to further highlight risks and uncertainties associated with: world economic factors, the recent significant reduction in sales volume and orders, our Customers’ financial condition, currency fluctuations, commodity prices, political factors, the company’s international operations, highly competitive markets, governmental laws and regulations, including the impact of the unprecedented economic stimulus measures being implemented by governments around the world, the implementation of our new information systems, potential global health outbreaks, and other factors included in Item 1A of the Company’s Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended April 30, 2009.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1 – February 28, 2009	—	—	—	930,210 shares
March 1 – March 31, 2009	—	—	—	930,210 shares
April 1 – April 31, 2009	—	—	—	930,210 shares
Total	—	—	—	930,210 shares

(1)

On March 31, 2006, the Company announced that the Board of Directors authorized the repurchase of up to 8.0 million common shares. This repurchase authorization, which is effective until terminated by the Board of Directors, replaced the existing authority that was authorized on January 17, 2003. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the quarter ended April 30, 2009. However, the “Total Number of Shares Purchased” column of the table above includes no previously owned shares tendered by option holders in payment of the exercise price of options during the quarter. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of exercising stock options or payment of equity-based awards.

Item 6.	Exhibits

*3-A – Restated Certificate of Incorporation of Registrant as currently in effect (Filed as Exhibit 3-A to Form 10-Q Report for the First Quarter ended October 31, 2004)

*3-B – Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Registrant, dated as of March 3, 2006 (Filed as Exhibit 3-B to Form 10-Q Report for the First Quarter ended October 31, 2006)

*3-C – Amended and Restated Bylaws of Registrant (as of January 30, 2009) (Filed as Exhibit 3-C to Form 10-Q Report for the Second Quarter ended January 31, 2009)

*4 – **

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

DONALDSON COMPANY, INC.
(Registrant)

Date: June 2, 2009	By:	/s/ William M. Cook
William M. Cook
Chairman, President and
Chief Executive Officer
(duly authorized officer)

Date: June 2, 2009	By:	/s/ Thomas R. VerHage
Thomas R. VerHage
Vice President,
Chief Financial Officer
(principal financial officer)

Date: June 2, 2009	By:	/s/ James F. Shaw
James F. Shaw
Controller
(principal accounting officer)