Form 10-K
period 2009-07-31
DONALDSON CO INC
filed 2009-09-25
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended July 31, 2009 or

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such short period that the registrant was required to submit and post such files) Yes ☐ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

          As of January 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $2,375,100,091 (based on the closing price of $31.12 as reported on the New York Stock Exchange as of that date).

          As of August 31, 2009, there were approximately 77,279,071 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

          Portions of the registrant’s Proxy Statement for its 2009 annual meeting of stockholders (the “2009 Proxy Statement”) are incorporated by reference in Part III, as specifically set forth in Part III.

DONALDSON COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

General

          Donaldson Company, Inc. (“Donaldson” or the “Company”) was founded in 1915 and organized in its present corporate form under the laws of the State of Delaware in 1936.

          The Company is a worldwide manufacturer of filtration systems and replacement parts. The Company’s product mix includes air and liquid filtration systems and exhaust and emission control products. Products are manufactured at 40 plants around the world and through three joint ventures. The Company has two reporting segments: Engine Products and Industrial Products. Products in the Engine Products segment consist of air filtration systems, exhaust and emissions systems, liquid filtration systems and replacement parts. The Engine Products segment sells to original equipment manufacturers (“OEMs”) in the construction, mining, agriculture, aerospace, defense, and truck markets and to independent distributors, OEM dealer networks, private label accounts and large equipment fleets. Products in the Industrial Products segment consist of dust, fume and mist collectors, compressed air purification systems, liquid filtration systems, air filter systems for gas turbines, and specialized air filtration systems for diverse applications including computer hard disk drives. The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines and OEMs and end-users requiring clean air.

          The table below shows the percentage of total net sales contributed by the principal classes of similar products for each of the last three fiscal years:

	Year Ended July 31
	2009	2008	2007
Engine Products segment
Off-Road Equipment Products (including Aerospace and Defense products)	20%	20%	18%
On-Road Products	4%	6%	9%
Aftermarket Products (including replacement part sales to the Company’s OEM’s)	30%	29%	30%
Industrial Products segment
Industrial Filtration Solutions Products	27%	27%	27%
Gas Turbine Systems Products	11%	10%	8%
Special Applications Products	8%	8%	8%

          Financial information about segment operations appears in Note J in the Notes to Consolidated Financial Statements on page 51.

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

Competition

          Principal methods of competition in both the Engine and Industrial Products segments are technology, price, geographic coverage, service and product performance. The Company competes in a number of highly competitive filtration markets in both segments. The Company believes it is a market leader with many of its product lines. The Company believes within the Engine Products segment it is a market leader in its Off-Road Equipment and On-Road Products lines for OEMs and is a significant participant in the aftermarket for replacement filters. The Engine Products segment’s principal competitors include several large global competitors and regional competitors, especially in the Engine Aftermarket Products business. The Industrial Products segment’s principal competitors vary from country to country and include several large regional and global competitors and a significant number of smaller competitors who compete in a specific geographical region or in a limited number of product applications.

Raw Materials

          The principal raw materials that the Company uses are steel, filter media and plastics. The Company purchases a variety of types of steel. Commodity prices were high during the first half of the year, but decreased during the second half such that the full year was comparable with Fiscal 2008. The Company experienced no significant supply problems in the purchase of its raw materials. The Company typically has multiple sources of supply for the raw materials essential to its business. The Company is not required to carry significant amounts of raw material inventory to secure supplier allotments. However, the Company does stock finished goods inventory at its regional distribution centers in order to meet anticipated Customer demand.

Patents and Trademarks

          The Company owns various patents and trademarks, which it considers in the aggregate to constitute a valuable asset, including patents and trademarks for products sold under the Ultra-Web®, PowerCore®, and Donaldson® trademarks. However, it does not regard the validity of any one patent or trademark as being of material importance.

Major Customers

          There were no Customers that accounted for over 10 percent of net sales in Fiscal 2009. Sales to Caterpillar Inc. and its subsidiaries (“Caterpillar”) accounted for 10 percent of net sales in Fiscal 2008 and Fiscal 2007. Caterpillar has been a customer of the Company for many years and purchases many models and types of products for a variety of applications. Sales to the U.S. Government do not constitute a material portion of the Company’s business. There were no Customers over 10 percent of gross accounts receivable in Fiscal 2009 or 2008.

Backlog

          At August 31, 2009, the backlog of orders expected to be delivered within 90 days was $259,181,000. All of this backlog is expected to be shipped during Fiscal 2010. The 90-day backlog at August 31, 2008, was $415,078,000. Backlog is one of many indicators of business conditions in the Company’s markets. However, it is not always indicative of future results for a number of reasons, including short lead times in the Company’s replacement parts business and the timing of orders in many of the Company’s Engine OEM and Industrial markets.

Research and Development

          During Fiscal 2009, the Company spent $40,643,000 on research and development activities. Research and development expenses include basic scientific research and the application of scientific advances to the development of new and improved products and their uses. The Company spent $43,757,000 in Fiscal 2008 and $36,458,000 in Fiscal 2007 on research and development activities. Substantially all commercial research and development is performed in-house.

Environmental Matters

          The Company does not anticipate any material effect on its capital expenditures, earnings or competitive position during Fiscal 2010 due to compliance with government regulations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

Employees

          The Company employed over 10,600 persons in worldwide operations as of August 31, 2009.

Geographic Areas

          Financial information about geographic areas appears in Note J of the Notes to Consolidated Financial Statements on page 51.

Item 1A. Risk Factors

          There are inherent risks and uncertainties associated with our global operations that involve the design, manufacturing and sale of products for highly demanding Customer applications throughout the world. These risks and uncertainties associated with our business could adversely affect our operating performance and financial condition. The following discussion, along with discussions elsewhere in this report, outlines the risks and uncertainties that we believe are the most material to our business. In light of the current global economic slowdown, we want to further highlight the risks and uncertainties associated with: world economic factors; the reduction in sales volume and orders due to decreased global demand and Customers aggressively working to reduce their levels of inventory; increased governmental laws and regulations, including the unprecedented financial actions being undertaken by governments around the world; a significant tightening of credit availability; and potential global health outbreaks. We undertake no obligation to publicly update or revise any forward-looking statements.

Operating internationally carries risks which could negatively affect our financial performance.

          We have sales and manufacturing operations throughout the world, with the heaviest concentrations in North America, Europe and Asia. Our stability, growth and profitability are subject to a number of risks of doing business internationally that could harm our business, including:

•	political and military events,

•	legal and regulatory requirements, including import, export and defense regulations,

•	tariffs and trade barriers,

•	potential difficulties in staffing and managing local operations,

•	credit risk of local Customers and distributors,

•	difficulties in protecting intellectual property,

•	local economic, political and social conditions, specifically in China and Thailand where we have significant investments, and

•	potential global health outbreaks.

Maintaining a competitive advantage requires continuing investment with uncertain returns.

          We operate in highly competitive markets and have numerous competitors who may already be well established in those markets. We expect our competitors to continue improving the design and performance of their products and to introduce new products that could be competitive in both price and performance. We believe that we have certain technological advantages over our competitors, but maintaining these advantages requires us to continually invest in research and development, sales and marketing and Customer service and support. There is no guarantee that we will be successful in maintaining these advantages. We make investments in new technologies that address increased performance and regulatory requirements around the globe. There is no guarantee that we will be successful in completing development or achieving sales of these products or that the margins on such products will be acceptable. Our financial performance may be negatively impacted if a competitor’s successful product innovation reaches the market before ours or gains broader market acceptance.

          Several of our major OEM Customers also manufacture filtration systems. Although these OEM Customers rely on us and other suppliers for some of their filtration systems, they sometimes choose to manufacture additional filtration systems for their own use. There is also a risk that a Customer could acquire one or more of our competitors.

          We may be adversely impacted by changes in technology that could reduce or eliminate the demand for our products. These risks include:

•	breakthroughs in technology which provide a viable alternative to diesel engines, and

•	reduced demand for disk drive products if flash memory or a similar technology which would eliminate the need for our filtration solutions.

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

          Sales to Caterpillar accounted for slightly less than 10 percent of our net sales in Fiscal 2009 and 10 percent of our net sales in Fiscal 2008. An adverse change in Caterpillar’s financial performance or a material reduction in our sales to Caterpillar could negatively impact our operating results.

Changes in our product mix impacts our financial performance.

          We sell products that have varying profit margins. Our financial performance can be impacted depending on the mix of products we sell during a given period.

Unavailable or higher cost materials could result in our Customers being dissatisfied.

          We obtain raw material, including steel, filter media and plastics, and other components from third-party suppliers and tend to carry limited raw material inventories. An unanticipated delay in delivery by our suppliers could result in the inability to deliver on-time and meet the expectations of our Customers. This could negatively affect our financial performance. An increase in commodity prices during a recession or an otherwise challenging business and economic environment could result in lower operating margins.

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

Americas	Europe / Middle East / Africa
Auburn, Alabama (E)	Kadan, Czech Republic (I)
Riverbank, California (I)*	Klasterec, Czech Republic
Valencia, California (E)*	Domjean, France (E)
Dixon, Illinois	Paris, France (E)
Frankfort, Indiana	Dulmen, Germany (E)
Cresco, Iowa	Flensburg, Germany (I)
Grinnell, Iowa (E)	Haan, Germany (I)
Nicholasville, Kentucky	Ostiglia, Italy
Bloomington, Minnesota	Barcelona, Spain (I)
Chillicothe, Missouri (E)	Hull, United Kingdom
St. Charles, Missouri* (E)	Leicester, United Kingdom (I)
Philadelphia, Pennsylvania (I)	Cape Town, South Africa
Greeneville, Tennessee	Johannesburg, South Africa*
Baldwin, Wisconsin
Stevens Point, Wisconsin	Australia
Sao Paulo, Brazil (E)*	Wyong, Australia
Athens, Canada (I)
Aguascalientes, Mexico	Asia
Monterrey, Mexico	Hong Kong, China*
Wuxi, China
Joint Venture Facilities	New Delhi, India
Most, Czech Republic (E)	Gunma, Japan
Champaign, Illinois (E)	Rayong, Thailand (I)
Jakarta, Indonesia
Dammam, Saudi Arabia (I)	Third-Party Logistics Providers
Alsip, Illinois
Distribution Centers	Plainfield, Indiana (I)
Brugge, Belgium	New Hampton, Iowa
Rensselaer, Indiana	Waterloo, Iowa (E)
Aguascalientes, Mexico	Greeneville, Tennessee (I)
Johannesburg, South Africa	Singapore

          The Company’s properties are utilized for both the Engine and Industrial Products segments except as indicated with an (E) for Engine or (I) for Industrial. The Company leases certain of its facilities, primarily under long-term leases. The facilities denoted with an asterisk (*) are leased facilities. In Wuxi, China, a portion of the operations are conducted in leased facilities. The Company uses third-party logistics providers for some of its product distribution and neither leases nor owns the facilities. The Company considers its properties to be suitable for their present purposes, well-maintained and in good operating condition.

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

Item 4. Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders of the Company during the quarter ended July 31, 2009.

Executive Officers of the Registrant

          Current information regarding executive officers is presented below. All terms of office are for one year. There are no arrangements or understandings between individual officers and any other person pursuant to which the officer was selected as an executive officer.

Name	Age	Positions and Offices Held	First Year Elected or Appointed as an Executive Officer
Tod E. Carpenter	50	Vice President, Europe and Middle East	2008

William M. Cook	56	Chairman, President and Chief Executive Officer	1994

Sandra N. Joppa	44	Vice President, Human Resources	2005

Norman C. Linnell	50	Vice President, General Counsel and Secretary	1996

Charles J. McMurray	55	Senior Vice President, Industrial Products	2003

Mary Lynne Perushek	51	Vice President and Chief Information Officer	2006

Lowell F. Schwab	61	Senior Vice President, Global Operations	1994

David W. Timm	56	Vice President, Asia-Pacific	2007

Thomas R. VerHage	56	Vice President and Chief Financial Officer	2004

Jay L. Ward	45	Senior Vice President, Engine Products	2006

Debra L. Wilfong	54	Vice President and Chief Technology Officer	2007

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

          Mr. Schwab joined the Company in 1977 and has held various positions, including Senior Vice President, Operations from 1994 to 2004 and Senior Vice President, Engine Products from 2004 to 2008. Mr. Schwab was appointed Senior Vice President, Global Operations, in August 2008.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          The common shares of the Company are traded on the New York Stock Exchange under the symbol DCI. The amount and frequency of all cash dividends declared on the Company’s common stock for Fiscal 2009 and 2008 appear in Note N of the Notes to Consolidated Financial Statements on page 55. As of September 23, 2009, there were 2,109 shareholders of record of common stock.

          The low and high sales prices for the Company’s common stock for each full quarterly period during Fiscal 2009 and 2008 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2008	$34.40 — 44.59	$35.14 — 48.40	$38.83 — 44.29	$40.95 — 52.33
Fiscal 2009	$28.04 — 49.00	$23.40 — 36.29	$21.82 — 34.37	$31.00 — 38.93

          The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended July 31, 2009.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1-May 31, 2009	—	—	—	930,210
June 1-June 30, 2009	18,972	$36.12	—	930,210
July 1-July 31, 2009	—	—	—	930,210
Total	18,972	$36.12	—	930,210

(1)

On March 31, 2006, the Company announced that the Board of Directors authorized the repurchase of up to 8.0 million shares of common stock. This repurchase authorization, which is effective until terminated by the Board of Directors, replaced the existing authority that was authorized on January 17, 2003. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the quarter ended July 31, 2009. However, the “Total Number of Shares Purchased” column of the table above includes 18,972 previously owned shares tendered by option holders in payment of the exercise price of options. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of exercising stock options or payment of equity-based awards.

          The graph below compares the cumulative total stockholder return on the Company’s Common Stock for the last five fiscal years with the cumulative total return of the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Index of Industrial Machinery Companies. The graph and table assume the investment of $100 in each of the Company’s Common Stock and the specified indexes at the beginning of the applicable period, and assume the reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Donaldson Company, Inc., The S&P 500 Index
And The S&P Industrial Machinery Index

	Year ended July 31,
	2009	2008	2007	2006	2005	2004
Donaldson Company, Inc.	$150.18	$175.88	$140.46	$125.67	$123.27	$100.00
S&P 500	99.33	124.10	139.58	120.19	114.05	100.00
S&P Industrial Machinery	102.93	133.98	146.65	113.48	108.37	100.00

Item 6. Selected Financial Data

          The following table sets fourth selected financial data for each of the fiscal years in the five-year period ended July 31, 2009 (in millions, except per share data):

	Year ended July 31,
	2009	2008	2007	2006	2005
Net sales	$1,868.6	$2,232.5	$1,918.8	$1,694.3	$1,595.7
Income from continuing operations	131.9	172.0	150.7	132.3	110.6
Diluted earnings per share	1.67	2.12	1.83	1.55	1.27
Total assets	1,334.0	1,548.6	1,319.0	1,124.1	1,111.8
Long-term obligations	253.7	176.5	129.0	100.5	103.3
Cash dividends declared per share	0.460	0.430	0.370	0.410	0.180
Cash dividends paid per share	0.455	0.420	0.360	0.320	0.235

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operation

          The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report.

Overview

          The Company manufactures and distributes filtration systems and replacement parts. The Company’s core strengths are leading filtration technology, strong Customer relationships and global presence. The Company operates through two reporting segments, Engine Products and Industrial Products, and has a product mix including air and liquid filters and exhaust and emission control products. As a worldwide business, the Company’s results of operations are affected by conditions in the global economic environment. Under normal economic conditions, the Company’s diversity between its original equipment and replacement parts Customers, its diesel engine and industrial end markets, and its North American and international end markets has helped to limit the impact of weakness in any one product line, market or geography on the consolidated results of the Company. However, the global recession had a dramatic negative impact on the Company’s results in Fiscal 2009 as nearly every product group and geographic area was impacted.

          The Company reported sales in Fiscal 2009 of $1,868.6 million, down 16.3 percent from $2,233.5 million in the prior year. The Company’s results were negatively impacted by foreign currency translation. The impact of foreign currency translation decreased sales by $76.8 million. Excluding the current year impact of foreign currency translation, worldwide sales decreased 12.9 percent during the year.

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

	July 31, 2009	July 31, 2008
Net sales, excluding foreign currency translation	$1,945.4	$2,110.0
Foreign currency translation impact	(76.8)	122.5
Net sales	$1,868.6	$2,232.5

          Although not as large as the impact on net sales, the Company’s net earnings were also negatively impacted by foreign currency translation. The impact of foreign currency translation during the year decreased net earnings by $3.8 million. Excluding the current year impact of foreign currency translation, net earnings decreased 21.1 percent.

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

	July 31, 2009	July 31, 2008
Net earnings, excluding foreign currency translation	$135.7	$159.1
Foreign currency translation impact, net of tax	(3.8)	12.9
Net earnings	$131.9	$172.0

          The Company reported diluted earnings per share of $1.67, a 21.2 percent decrease from $2.12 in the prior year.

          Included in the results are pre-tax restructuring charges of $17.8 million resulting primarily from workforce reductions of 2,800 since the beginning of the year. Gross margin and operating expenses include $10.1 million and $7.7 million of restructuring expenses, respectively. The Company also realized $43.0 million in cost savings from restructuring actions completed throughout the year.

          The effective tax rate for Fiscal 2009 was 18.3 percent compared to 27.2 percent in Fiscal 2008. This decrease is attributable to a number of discrete tax items, partially offset by increased expense from the repatriation of foreign earnings. Absent these items, the underlying tax rate for the Fiscal 2009 has decreased from Fiscal 2008 by 1.2 points to 30.4 percent. The reinstatement of the U.S. Research and Experimentation credit, changes in current year unrecognized tax benefits, reduced statutory tax rates and the mix of earnings between foreign jurisdictions all contributed to the reduction in the underlying rate.

          The Company continued to improve an already strong liquidity position which allowed for continued investment in business and debt reduction while increasing cash reserves and maintaining its dividend. While Fiscal 2009 was significantly impacted by the global recession, there are signs that some of the Company’s end markets have begun to stabilize. While the Company’s future visibility remains limited and it’s too early to call a recovery, the Company believes that the worst of the global economic downturn is behind it in many of its early and mid-cycle end markets, including the heavy truck, construction, special applications and replacement parts markets. This view is factored into the Fiscal 2010 outlook discussed below.

          Following is financial information for the Company’s Engine and Industrial Products segments. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments and interest income and expense. See further discussion of segment information in Note J of the Company’s Notes to Consolidated Financial Statements.

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company
	(thousands of dollars)
2009
Net sales	$1,001,961	$866,668	$—	$1,868,629
Earnings before income taxes	83,797	89,526	(11,898)	161,425

2008
Net sales	$1,229,171	$1,003,350	$—	$2,232,521
Earnings before income taxes	158,931	102,420	(25,188)	236,163

2007
Net sales	$1,084,262	$834,566	$—	$1,918,828
Earnings before income taxes	140,762	80,321	(16,222)	204,861

          During Fiscal 2009, the Company’s Engine Products segment net sales decreased as a percent of total net sales to 53.6 percent compared to 55.1 percent in the prior year. For the Company’s Industrial Products segment, net sales as a percent of total net sales increased to 46.4 percent from 44.9 percent in the prior year.

          Factors within the Company’s reporting segments that contributed to the Company’s results for Fiscal 2009 included a significant impact from the Company’s distributors and OEM customers aggressively working down their inventory levels. In the Engine Products segment, the Company experienced weak business conditions in most end markets and regions. Spending in the construction and mining end-markets in the United States, Europe and Asia was down, resulting in a decrease in off-road equipment related sales. This decrease was partially offset by an increase in Aerospace and Defense sales and the benefit of the acquisition of Western Filter Corporation in October 2008. On-road Products sales decreased in the United States, Europe and Asia due to a drop in demand for new trucks, which lowered new truck build rates. Aftermarket sales also decreased due to decreases in equipment utilization in most off-road end markets and decreased freight activity which impacted on-road markets, partially offset by increases in retrofit emissions sales in the United States. In the Industrial Products segment, demand was also weak in all markets across all regions. Demand for Industrial Filtration Solutions Products was down as a result of the decline in general industrial activity. Also contributing to the decrease in Industrial Filtration Solutions Products sales was the sale of the air dryer business in Maryville, Tennessee, in October 2008, partially offset by the benefit from the acquisition of LMC West, Inc. in February of 2008. Worldwide sales in Gas Turbine Products weakened late in the year and full year sales were slightly lower as compared to the prior year. Gas Turbine Products sales are typically large systems and, as a result, the Company’s shipments and revenues fluctuate from quarter to quarter. Sales of Special Applications Products were weak due to decreased demand for semiconductor fabrications and industrial uses for PTFE membranes and a sudden contraction of the disk drive market that resulted in decreased demand for the Company’s hard disk drive filters.

          Following are net sales by product within both the Engine and Industrial Products segments:

	2009	2008	2007
	(thousands of dollars)
Engine Products segment:
Off-Road Products*	$362,785	$448,681	$352,065
On-Road Products	71,958	123,146	166,370
Aftermarket Products**	567,218	657,344	565,827
Total Engine Products segment	1,001,961	1,229,171	1,084,262
Industrial Products segment:
Industrial Filtration Solutions Products	503,611	600,526	515,022
Gas Turbine Products	206,760	213,138	158,025
Special Applications Products	156,297	189,686	161,519
Total Industrial Products segment	866,668	1,003,350	834,566
Total Company	$1,868,629	$2,232,521	$1,918,828

*	Includes Aerospace and Defense products.

**	Includes replacement part sales to the Company’s OEM Customers.

Outlook

          While it appears that conditions may have stabilized at many of the Company’s Customers and in many of its end markets, the Company continues to have limited visibility into the future. Consequently, the Company remains cautious in the near-term about forecasting a return to growth.

•

The Company is planning its total Fiscal 2010 sales to be between $1.65 and $1.75 billion, or approximately the pace of the past two quarters. For the full year Fiscal 2010 versus Fiscal 2009, sales are projected to be down 6 to 12 percent. Foreign currency translation is expected to provide a small benefit based on the Company’s planned rates for the Euro of US$1.39 and 98 Yen to the US Dollar for Fiscal 2010.

•

The Company did not complete all of its planned restructuring actions by the end of the fourth quarter of Fiscal 2009 and anticipates there could be additional restructuring charges of up to $17 million in Fiscal 2010. Including these costs, the full year Fiscal 2010 operating margin is still expected to be between 9.5 to 10.5 percent.

•	The Company expects its full year Fiscal 2010 tax rate to be between 30 and 32 percent. The Company does not anticipate significant discrete tax benefits as occurred in Fiscal 2009.

•

The Company expects that cash generated by operating activities will exceed $150 million in Fiscal 2010. Capital spending in Fiscal 2010 is planned at $30.0 million to $40.0 million. The Company will continue to use its cash flow for dividends, potential acquisitions, capital projects and maintenance of its strong liquidity position.

Engine Products – The Company expects full year sales to decrease 3 to 8 percent, inclusive of the impact of foreign currency translation.

•	In its On-Road Products businesses, the Company believes that global build rates for heavy- and medium-duty trucks are stabilizing at the current levels.

•	The Company is forecasting slightly lower sales for its Aerospace and Defense Products as the level of Customer demand for defense products is decreasing.

•

The Company expects activity in the global construction and mining end markets to remain at their current levels during the first half of Fiscal 2010, and anticipates Customer demand in the farm equipment market outside of North America to continue its current decline.

•	The Company’s Aftermarket sales are expected to improve slightly from their current levels as utilization rates for both heavy trucks and off-road equipment are stabilizing. The Company expects to benefit from the increasing amount of equipment in the field with PowerCore® technology as well as its other proprietary filtration systems.

Industrial Products – The Company forecasts full year Fiscal 2010 sales to decrease 11 to 16 percent, inclusive of the impact of foreign currency translation.

•

Industrial Filtration Solutions sales are projected to decrease 10 to 15 percent for the year due to difficult comparable sales in the first half of Fiscal 2010. The Company expects general manufacturing activity to remain near its current level.

•	The Company expects full year sales of its Gas Turbine Products to decrease 21 to 26 percent due the slowdown in demand for large power generation projects.

•

Special Applications Products’ sales are projected to be flat to down 5 percent, as conditions appear to have stabilized in the hard disk drive market but may continue to weaken in the short-term in the Company’s membrane products’ industrial end-markets.

Fiscal 2009 Compared to Fiscal 2008

          Engine Products Segment The Engine Products segment sells to OEMs in the construction, mining, agriculture, aerospace, defense, and truck markets and to independent distributors, OEM dealer networks, private label accounts and large equipment fleets. Products include air filtration systems, exhaust and emissions systems, liquid filtration systems and replacement filters.

          Sales for the Engine Products segment were $1,002.0 million, a decrease of 18.5 percent from $1,229.2 million in the prior year. International Engine Products sales decreased 24.3 percent and sales in the United States decreased 12.4 percent from the prior year. The impact of foreign currency decreased sales by $38.9 million, or 3.2 percent. Earnings before income taxes as a percentage of Engine Products segment sales of 8.4 percent decreased from 12.9 percent in the prior year. The Engine Products segment has been negatively impacted by lower absorption of fixed manufacturing costs due to the drop in sales volumes and increased costs related to restructuring, offset by cost savings as a result of workforce reductions already completed, improved distribution efficiencies as compared to the prior year and the impact of cost control measures including reductions in incentive compensation.

          Worldwide sales of Off-Road Products were $362.8 million, a decrease of 19.1 percent from $448.7 million in the prior year. Sales in the United States decreased 7.2 percent. Global mining activity started declining due to decreased commodity prices in the second quarter of Fiscal 2009, and remained weak throughout the remainder of the year. Spending in U.S. residential and non-residential construction markets was down more than 27 percent and 5 percent, respectively, over prior year, resulting in a decrease in the sales of the Company’s products into those markets. Domestic Aerospace and Defense sales benefited from the recent acquisition of Western Filter Corporation, which resulted in $15.4 million of incremental sales over the prior year, and continued strong demand for filters for military equipment. Internationally, sales of Off-Road Products were down 31.3 percent from the prior year, with sales decreasing in both Europe and Asia by 32.5 percent and 29.5 percent, respectively. Sales in the European construction equipment end market decreased due to a decline in construction activity related to the economic downturn. Sales to the European agricultural end market also decreased. In Asia, sales have declined significantly in Japan in the construction end markets.

          Worldwide sales of On-Road Products were $72.0 million, a decrease of 41.6 percent from $123.1 million in the prior year. On-Road Products sales in the United States decreased 43.2 percent from the prior year, primarily as a result of a 29 percent decrease in Class 8 truck build rates, 40 percent decrease in medium duty truck build rates by the Company’s Customers and a reduction in high value product mix over the prior year. International On-Road Products sales decreased 39.6 percent from the prior year, driven by decreased sales in Europe and Asia of 51.0 percent and 32.5 percent, respectively, reflecting the current economic downturn for freight activity and new truck build rates.

          Worldwide Engine Aftermarket Products sales of $567.2 million decreased 13.7 percent from $657.3 million in the prior year. Sales in the United States decreased 9.5 percent over the prior year, driven by inventory adjustments at the Company’s Customers and decreases in utilization rates in the mining, construction and transportation industries, partially offset by increases in retrofit emission sales of $5.2 million. International sales decreased 17.4 percent from the prior year, primarily driven by sales decreases in Europe and Asia of 26.1 percent and 8.0 percent, respectively, due to weak economic conditions.

          Industrial Products Segment The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines, and OEMs and end-users requiring highly purified air. Products include dust, fume and mist collectors, compressed air purification systems, liquid filters and parts, air filter systems, PTFE membrane and laminates, and specialized air filtration systems for applications including computer hard disk drives.

          Sales for the Industrial Products segment were $866.7 million, a decrease of 13.6 percent from $1,003.4 million in the prior year. International Industrial Products sales decreased 14.2 percent and sales in the United States decreased 12.3 percent from the prior year. The impact of foreign currency decreased sales by $37.9 million, or 3.8 percent. Despite the 13.6 percent decrease in sales, earnings before income taxes as a percentage of Industrial Products segment sales of 10.3 percent increased from 10.2 percent in the prior year. The improvement in earnings as a percent of sales over the prior year was driven by better execution on large project shipments, cost savings from restructuring actions and the impact of cost control measures including reductions in incentive compensation expense. These were slightly offset by lower absorption of fixed costs and restructuring costs.

          Worldwide sales of Industrial Filtration Solutions Products of $503.6 million decreased 16.1 percent from $600.5 million in the prior year. Sales in the United States and Europe decreased 18.3 percent and 21.0 percent, respectively. Sales in Asia remained relatively flat as compared to the prior year. The decline in Europe was due to reduced demand for industrial dust collectors and compressed air purification systems which fell with the downturn in general manufacturing activity during the year. Domestic sales decreased from the prior year as a result of this same decline in general industrial activity. The results in the year were also influenced by the sale of the air dryer business in Maryville, Tennessee, on October 31, 2008 and the acquisition of LMC West, Inc. (LMC West) in February of Fiscal 2008. The sale of the air dryer business in Maryville, Tennessee, decreased sales $7.6 million over last year. The acquisition of LMC West contributed to $7.0 million of sales during the twelve months of Fiscal 2009 and $4.7 million during the latter six months of Fiscal 2008.

          Worldwide sales of Gas Turbine Products were $206.8 million, a decrease of 3.0 percent from $213.1 million in the prior year. Gas Turbine Products sales are typically large systems and, as a result, the Company’s shipments and revenues fluctuate from quarter to quarter. Incoming orders declined 58 percent in Fiscal 2009 versus Fiscal 2008, a reflection of the reduced demand for power generation projects globally. This trend is expected to continue in Fiscal 2010.

          Worldwide sales of Special Applications Products were $156.3 million, a 17.6 percent decrease from $189.7 million in the prior year. Domestic Special Application Products sales decreased 10.0 percent. International sales of Special Application Products decreased 18.7 percent over the prior year. The primary decreases internationally were in Europe and Asia, which decreased 25.5 and 17.3 percent, respectively, due to a significant reduction in demand for hard disk drive filters, semiconductor filtration systems and PTFE membrane filtration products. The reduction in demand is primarily a result of a worldwide contraction in the end markets for computers, data storage devices and other electronic products that began in the second quarter of Fiscal 2009.

          Consolidated Results The Company reported net earnings for Fiscal 2009 of $131.9 million compared to $172.0 million in Fiscal 2008, a decrease of 23.3 percent. Diluted net earnings per share was $1.67, down 21.2 percent from $2.12 in the prior year. The Company’s operating income of $170.0 million decreased from prior year operating income of $245.8 million by 30.9 percent.

          The table below shows the percentage of total operating income contributed by each segment for each of the last three fiscal years. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments and interest income and expense:

	2009	2008	2007
Engine Products	44.5%	61.1%	62.9%
Industrial Products	51.8%	42.1%	37.8%
Corporate and Unallocated	3.7%	(3.2%)	(0.7%)
Total Company	100%	100%	100%

          International operating income, prior to corporate expense allocations, totaled 77.9 percent of consolidated operating income in Fiscal 2009 as compared to 89.4 percent in Fiscal 2008. Total international operating income decreased 39.8 percent from the prior year. This decrease is attributable to restructuring charges internationally exceeding domestic restructuring costs, weaker foreign currencies and overall weak business conditions abroad. The table below shows the percentage of total operating income contributed by each major geographic region for each of the last three fiscal years:

	2009	2008	2007
United States	22.1%	10.6%	22.3%
Europe	23.3%	43.3%	34.8%
Asia	43.5%	37.9%	38.6%
Other	11.1%	8.2%	4.3%
Total Company	100%	100%	100%

          Gross margin for Fiscal 2009 was 31.6 percent, a decrease from 32.5 percent in the prior year. The Company had $10.1 million in restructuring costs which reduced gross margin in the year. In addition, lower absorption of fixed costs due to the drop in production volumes, net of savings from completed restructuring related activities, negatively impacted gross margin by approximately $23 million. Partially offsetting these factors were the positive impacts of improved product mix, improved distribution efficiencies and better execution on large project shipments. During Fiscal 2008, the Company began using a new warehouse management system at its main U.S. distribution center. The company encountered start-up problems during the transition to the new systems which, although now resolved, resulted in $7.6 million in unanticipated charges in Fiscal 2008 that did not recur in Fiscal 2009. The Company also incurred a charge of approximately $5.0 million to pretax income related to the use of the Last-In, First-Out (LIFO) accounting method for its U.S. inventories, which charges increasing commodity costs to income immediately. As commodity costs were relatively flat in Fiscal 2009, the Company did not experience a similar impact from rising commodity prices.

          Operating expenses for Fiscal 2009 were $419.8 million or 22.5 percent of sales, as compared to $480.1 million or 21.5 percent in the prior year. Operating expenses as a percent of sales increased due to sales volume declines and $7.7 million in restructuring cost during the year, offset by $19.4 million in benefits from restructuring actions taken and $19.5 million of lower incentive compensation expense as compared to the prior year. The Company’s expense reduction programs remain in effect.

          Interest expense of $17.0 million increased $0.4 million from $16.6 million in the prior year as a result of higher debt levels. Net other income totaled $8.5 million in Fiscal 2009 up from $6.9 million in the prior year. Components of other income for Fiscal 2009 were as follows: interest income of $1.6 million, earnings from non-consolidated joint ventures of $2.3 million, royalty income of $6.1 million, charitable donations of $0.6 million, foreign exchange losses of $0.4 million and other miscellaneous income and expense items resulting in expenses of $0.5 million.

          The effective tax rate for Fiscal 2009 was 18.3 percent compared to 27.2 percent in Fiscal 2008. The decrease in effective rate is primarily due to the settlements of long-standing court cases and examinations in various jurisdictions for tax years 2003 through 2006, the reassessment of the corresponding unrecognized tax benefits for the subsequent open years and a favorable resolution of a foreign tax matter. Partially offsetting these effects, the Company’s Fiscal 2009 tax rate was unfavorably impacted by an increased expense from the repatriation of foreign earnings. Absent these items, the underlying tax rate for the Fiscal

2009 has decreased from Fiscal 2008 by 1.2 points to 30.4 percent. The reinstatement of the U.S. Research and Experimentation credit, changes in current year unrecognized tax benefits, reduced statutory tax rates and the mix of earnings between foreign jurisdictions all contributed to the reduction in the underlying rate.

          Total backlog at July 31, 2009, was $528.0 million, down 33.7 percent from the same period in the prior year. Backlog is one of many indicators of business conditions in the Company’s markets. However, it is not always indicative of future results for a number of reasons, including short lead times in the Company’s replacement parts businesses and the timing of receipt of orders in many of the Company’s Engine OEM and Industrial markets. In the Engine Products segment, total open order backlog decreased 31.8 percent from the prior year. In the Industrial Products segment, total open order backlog decreased 36.8 percent from the prior year. Because some of the change in backlog can be attributed to a change in the ordering patterns of the Company’s Customers and/or the impact of foreign exchange translation rates, it may not necessarily correspond to future sales.

Fiscal 2008 Compared to Fiscal 2007

          Engine Products Segment Sales for the Engine Products segment were $1.229 billion, an increase of 13.4 percent from $1.084 billion in the prior year, reflecting increases in the Off-Road and Aftermarket Products businesses, partially offset by decreased On-Road Products sales in the NAFTA region. The impact of foreign currency increased sales by $60.6 million, or 5.6 percent. Earnings before income taxes as a percentage of Engine Products segment sales of 12.9 percent decreased from 13.0 percent in the prior year. The Engine Products segment as a percent of sales was down slightly from last year due the impact of distribution inefficiencies and start-up costs related to the implementation of a new warehouse management system at our Rensselaer, Indiana distribution center, offset by stronger global volume across most business units.

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

          Worldwide sales of On-Road Products were $123.1 million, a decrease of 26.0 percent from $166.4 million in the prior year. On-Road Products sales in the United States decreased 43.3 percent from the prior year as a result of lower new truck build rates at the Company’s Customers following the implementation of the 2007 Environmental Protection Agency diesel emission regulations. International On-Road Products sales increased 14.9 percent from the prior year. On-Road Products sales in Europe benefited from stronger build rates resulting in a sales increase of 28.1 percent.

          Worldwide Engine Aftermarket Products sales of $657.3 million increased 16.2 percent from $565.8 million in the prior year. Sales in the United States increased 4.6 percent over the prior year. International sales increased 28.4 percent with sales increasing in Europe, Asia and Mexico by 25.3 percent, 23.5 percent and 77.0 percent, respectively. The large percentage increase in Mexico is partially a result of transferring some Customer relationships to the Company’s Mexican subsidiary from the United States to better serve the Customers. Geographic expansion and high equipment utilization rates contributed to the overall increases. In addition, sales continue to benefit from the increasing amount of equipment in the field with the Company’s PowerCore™ filtration systems. Sales of PowerCore™ replacement filters increased 58.9 percent over the prior year.

          Industrial Products Segment Sales for the Industrial Products segment were $1,003.4 million, an increase of 20.2 percent from $834.6 million in the prior year, resulting from stronger sales in Industrial Filtration Solutions Products, Special Application Products and Gas Turbine Systems Products across all regions. The impact of foreign currency increased sales by $62.0 million, or 7.4 percent. Earnings before income taxes as a percentage of Industrial Products segment sales of 10.2 percent increased from 9.6 percent in the prior year. The improvement in earnings as a percent of sales over the prior year was driven by cost leverage across most business units due to strong global volumes offset slightly lower margins on a few large projects in both our Gas Turbine and Industrial Air Filtration business units.

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

          The table below shows the percentage of total operating income contributed by each segment for each of the last three fiscal years. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments and interest income and expense:

	2008	2007	2006
Engine Products	61.1%	62.9%	67.7%
Industrial Products	42.1%	37.8%	33.6%
Corporate and Unallocated	(3.2%)	(0.7%)	(1.3%)
Total Company	100%	100%	100%

          International operating income, prior to corporate expense allocations, totaled 89.4 percent of consolidated operating income in Fiscal 2008 as compared to 77.7 percent in Fiscal 2007. Total international operating income increased 34.0 percent from the prior year. This increase is attributable to stronger foreign currencies, the favorable impact of new plants globally and overall strong business conditions. The table below shows the percentage of total operating income contributed by each major geographic region for each of the last three fiscal years:

	2008	2007	2006
United States	10.6%	22.3%	22.8%
Europe	43.3%	34.8%	32.7%
Asia	37.9%	38.6%	37.5%
Other	8.2%	4.3%	7.0%
Total Company	100%	100%	100%

          Gross margin for Fiscal 2008 was 32.5 percent, an increase from 31.5 percent in the prior year. The primary drivers for the improved gross margin include higher production volumes, a favorable product mix, cost controls and productivity improvements. Partially offsetting the improvements was a charge of $5.0 million to pretax income related to the use of the Last-In, First-Out (LIFO) accounting method for its

U.S. inventories, which charges increasing commodity costs to income immediately. Also partially offsetting the improvements in gross margin were higher than expected distribution costs associated with implementing the investments made to increase the Company’s distribution capabilities and higher purchased commodity costs. During the second quarter, the Company began utilizing a new warehouse management system at its main U.S. distribution center. The Company encountered start-up problems during the transition to the new system. There were incremental expenses related to refining the system which resulted in $7.6 million in unanticipated charges for the year. Gross margin in Fiscal 2007 was also negatively impacted by a higher mix of systems sales versus replacement part sales and higher than expected distribution costs in Europe from the integration of new distribution facilities while Customer demand ramped up beyond expectations. Plant rationalization and start-up costs for new facilities were $0.6 million in Fiscal 2008, down from $5.3 million in the prior year. Operating expenses for Fiscal 2008 were $480.1 million or 21.5 percent of sales, up from $393.8 million or 20.5 percent in the prior year. This increase was driven by the impact of foreign exchange as well as investments in research and development to support essential product development initiatives and the development of next generation technologies and products across many product lines. The Company also increased its investment in information technology to improve Customer support capabilities and enhance its internal system infrastructure capabilities.

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

          Total backlog at July 31, 2008, was $771.2 million, up 25.2 percent from the same period in the prior year. Backlog is one of many indicators of business conditions in the Company’s markets. However, it is not always indicative of future results for a number of reasons, including short lead times in the Company’s replacement parts businesses and the timing of receipt of orders in many of the Company’s Engine OEM and Industrial markets. In the Engine Products segment, total open order backlog increased 24.9 percent from the prior year. In the Industrial Products segment, total open order backlog increased 25.6 percent from the prior year. Because some of the change in backlog can be attributed to a change in the ordering patterns of the Company’s Customers and/or the impact of foreign exchange translation rates, it may not necessarily correspond to higher future sales.

Liquidity and Capital Resources

          Financial Condition At July 31, 2009, the Company’s capital structure was comprised of $35.1 million of current debt, $253.7 million of long-term debt and $688.6 million of shareholders’ equity. The Company had cash and cash equivalents of $143.7 million at July 31, 2009. The ratio of long-term debt to total capital was 26.9 percent and 19.3 percent at July 31, 2009 and 2008, respectively.

          Total debt outstanding decreased $32.8 million during the year to $288.7 million outstanding at July 31, 2009. Short-term borrowings outstanding at the end of the year were $109.8 million lower as compared to the prior year, and long-term debt increased $77.0 million (including current maturities) from the prior year.

          The increase in long-term debt was comprised of a new note agreement. On November 14, 2008, the Company issued an $80 million senior unsecured note, due on November 14, 2013. The debt was issued at face value and bears interest payable semi-annually at a rate of 6.59 percent. The proceeds from the note were used to refinance existing debt and for general corporate purposes.

          The following table summarizes the Company’s cash obligations as of July 31, 2009, for the years indicated (thousands of dollars):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 – 5 years	More than 5 years
Long-term debt obligations	$257,879	$4,982	$47,678	$97,434	$107,785
Capital lease obligations	1,291	514	718	59	—
Interest on long-term debt obligations	79,030	13,484	25,344	19,952	20,250
Operating lease obligations	21,290	8,422	8,924	3,750	194
Purchase obligations(1)	125,599	106,621	18,500	478	—
Pension and deferred compensation(2)	78,643	6,416	10,100	9,725	52,402
Total(3)	$563,732	$140,439	$111,264	$131,398	$180,631

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

(3)

In addition to the above contractual obligations, the Company may be obligated for additional cash outflows of $16.9 million of potential tax obligations. The payment and timing of any such payments is affected by the ultimate resolution of the tax years that are under audit or remain subject to examination by the relevant taxing authorities, and are therefore not currently capable of estimation by period.

          As a result of its past contribution practices, the Company does not have a minimum required contribution under the Pension Benefit Guarantee Corporation requirements for its U.S. pension plans for Fiscal 2010. As such, there is no current intention to make a U.S. pension contribution in Fiscal 2010. For its non-U.S. pension plans, the Company estimates that it will contribute approximately $5 million in Fiscal 2010 based upon the local government prescribed funding requirements. Future estimates of the Company’s pension plan contributions may change significantly depending on the actual rate of return on plan assets, discount rates and regulatory requirements.

          The Company has a five-year, multi-currency revolving facility with a group of banks under which the Company may borrow up to $250 million. This facility matures on April 2, 2013. The agreement provides that loans may be made under a selection of currencies and rate formulas including Base Rate Advances or Off Shore Rate Advances. The interest rate on each advance is based on certain market interest rates and leverage ratios. Facility fees and other fees on the entire loan commitment are payable over the duration of this facility. There was $20.0 million outstanding at July 31, 2009, and $70.0 million outstanding at July 31, 2008. The amount available for further borrowing reflects a reduction for issued standby letters of credit, as discussed below. At July 31, 2009 and 2008, $210.0 million and $161.5 million, respectively, was available for further borrowing under such facilities. The weighted average interest rate on these short-term borrowings outstanding at July 31, 2009 and 2008, was 0.56 percent and 2.73 percent, respectively.

               The Company also has three uncommitted credit facilities in the United States, which provide unsecured borrowings for general corporate purposes. At July 31, 2009 and 2008, there was $70.0 million available for use. There was $9.6 million and $28.0 million outstanding under these facilities at July 31, 2009 and 2008, respectively. The weighted average interest rate on these short-term borrowings outstanding at July 31, 2009 and 2008, was 0.53 percent and 2.79 percent, respectively.

          The Company also has a €100 million program for issuing treasury notes for raising short, medium and long-term financing for its European operations. There were no amounts outstanding on this program at

July 31, 2009 and 2008. Additionally, the Company’s European operations have lines of credit with an available limit of €72.9 million. There were no amounts outstanding on these lines of credit as of July 31, 2009. As of July 31, 2008, there was €23.5 million, or $36.9 million outstanding. The weighted average interest rate of these short-term borrowings outstanding at July 31, 2008, was 5.60 percent.

          Other international subsidiaries may borrow under various credit facilities. There were no amounts outstanding under these credit facilities as of July 31, 2009. As of July 31, 2008, borrowings under these facilities were $4.5 million. The weighted average interest rate on these international borrowings outstanding at July 31, 2008, was 2.88 percent.

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

          The Company is exposed to changes in the fair value of its fixed-rate debt resulting from interest rate fluctuations. To hedge this exposure the Company entered into two fixed-to-variable interest rate swaps on August 3, 2009, subsequent to year end, for $80 million and $25 million, respectively, for approximately 5 and 8 years, respectively. These interest rate swaps will be accounted for as fair value hedges. Changes in the payment of interest resulting from the interest rate swaps will be recorded as an offset to interest expense.

          Certain note agreements contain debt covenants related to working capital levels and limitations on indebtedness. As of July 31, 2009, the Company was in compliance with all such covenants. The Company currently expects to remain in compliance with these covenants.

          Also, at July 31, 2009 and 2008, the Company had outstanding standby letters of credit totaling $20.0 million and $18.5 million, respectively, upon which no amounts had been drawn. The letters of credit guarantee payment to third parties in the event the Company is in breach of a specified bond financing agreement and insurance contract terms as detailed in each letter of credit.

          Shareholders’ equity decreased $51.4 million in Fiscal 2009 to $688.6 million at July 31, 2009. The decrease was primarily due to changes to foreign currency translation of $63.4 million, $58.6 million (net of tax) of adjustments related to the pension liability, $32.8 million of treasury stock repurchases and $35.5 million of dividend declarations. These decreases were partially offset by current year earnings of $131.9 million.

          Cash Flows During Fiscal 2009, $276.9 million of cash was generated from operating activities, compared with $173.5 million in Fiscal 2008 and $117.0 million in Fiscal 2007. Operating cash flows in Fiscal 2009 increased by $103.4 million from the prior year. Operating cash flows were positively impacted by the decreased level of sales as a result of the worldwide recession and the Company’s cash flow improvement initiatives. This led to a decrease in accounts receivable and inventory levels of $146.8 million and $115.5 million, respectively, and corresponding increase operating cash flows. These positive impacts were partially offset by the negative impacts of decreases in accounts payable and accrued compensation of $82.3 million and $22.9 million, respectively, which reduced operating cash flows. In addition to cash generated from operating activities, the Company increased its outstanding net long-term debt by $72.7 million. Cash flow generated by operations, $3.9 million of proceeds from the sale of the Maryville, TN air dryer business and $80.0 million of additional long-term debt were used primarily to support $45.6 million of net capital expenditures, the acquisition of Western Filter Corporation for $78.5 million, $32.8 million for stock repurchases, $35.2 million for dividend payments and repayment of $103.7 million of short-term debt. Cash and cash equivalents increased $60.3 million during Fiscal 2009.

          Net capital expenditures for property, plant and equipment totaled $45.6 million in Fiscal 2009, $70.8 million in Fiscal 2008 and $76.6 million in Fiscal 2007. Net capital expenditures is comprised of purchases of property, plant, and equipment of $46.1 million, $72.1 million, and $77.4 million in Fiscal 2009, 2008 and 2007, respectively, partially offset by proceeds from the sale of property, plant, and equipment of

$0.5 million, $1.3 million, and $0.8 million in Fiscal 2009, 2008 and 2007, respectively. Fiscal 2009 capital expenditures primarily related to new plant capacity additions and productivity enhancing investments at various plants worldwide.

          Capital spending in Fiscal 2010 is planned at $30.0 million to $40.0 million. It is anticipated that Fiscal 2010 capital expenditures will be financed primarily by cash on hand, cash generated from operations and existing lines of credit.

          The Company expects that cash generated by operating activities will exceed $150 million in Fiscal 2010. At July 31, 2009, the Company had cash of $143.7 million, which primarily exists at subsidiaries outside of the United States. The Company also had $270.4 million available under existing credit facilities in the United States, €172.9 million, or $245.3 million, available under existing credit facilities in Europe and $41.4 million available under various credit facilities and currencies in Asia and the rest of the world. The Company believes that the combination of existing cash, available credit under existing credit facilities and the expected cash generated by operating activities will be adequate to meet cash requirements for Fiscal 2010, including debt repayment, issuance of anticipated dividends, possible share repurchase activity and capital expenditures.

          Dividends The Company’s dividend policy is to maintain a payout ratio, which allows dividends to increase with the long-term growth of earnings per share. The Company’s dividend payout ratio target is 20 percent to 30 percent of the average earnings per share of the last three years.

          Share Repurchase Plan In Fiscal 2009, the Company repurchased 0.8 million shares of common stock for $32.8 million under the share repurchase plan authorized in March 2006 at an average price of $40.86 per share. The Company repurchased 2.2 million shares for $92.2 million in Fiscal 2008. The Company repurchased 2.2 million shares for $76.9 million in Fiscal 2007. As of July 31, 2009, the Company had remaining authorization to repurchase 0.9 million shares under this plan.

          Off-Balance Sheet Arrangements The Company does not have any off-balance sheet arrangements, with the exception of the guarantee of 50 percent of certain debt of its joint venture, Advanced Filtration Systems, Inc. as further discussed in Note K of the Company’s Notes to Consolidated Financial Statements. As of July 31, 2009, the joint venture had $27.7 million of outstanding debt. The Company does not believe that this guarantee will have a current or future effect on its financial condition, results of operation, liquidity or capital resources.

          New Accounting Standards In May 2009, the Financial Accounting Standards Board (FASB) issued FAS No. 165, Subsequent Events (FAS 165), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. This new standard was effective for interim or annual financial periods ending after June 15, 2009, and did not have an impact on our consolidated financial position or results of operations.

          In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FSP No. FAS-107-1 and APB-28-1), which amends FAS 107, Disclosures about Fair Value of Financial Instruments and Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim periods. This FSP will be effective for the Company for the quarter ended October 31, 2009, and will expand the Company’s disclosures regarding the use of fair value in interim periods.

          In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP No. FAS 132(R)), which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of adopting FSP No. FAS 132(R) on our defined benefit pension and other postretirement plan note disclosures.

          In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). The portion of the statement that requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position was adopted in

Fiscal 2007 with minimal impact. SFAS 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. That provision required the Company to change its measurement date from April 30 to July 31 in Fiscal 2009. The adoption of the measurement date provision resulted in an after-tax decrease to Retained earnings of $0.9 million, a decrease to Other assets of $0.5 million increase to Other long-term liabilities of $0.8 million and an increase to Deferred income taxes of $0.5 million.

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies whenever another standard requires (or permits) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. SFAS 157 does not expand the use of fair value to any new circumstances, and was effective for the majority of the Company’s assets and liabilities for its Fiscal 2009 year beginning August 1, 2008. The adoption of this portion of SFAS 157 in Fiscal 2009 did not have a material impact on the Company’s financial statements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2). FSP FAS 157-2 delays by one year the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities. The Company is currently evaluating the impact the FSP FAS 157-2 will have on the determination of fair value related to non-financial assets and non-financial liabilities in Fiscal 2010. The adoption of FSP FAS 157-2 is not expected to have a material impact on the Company’s financial statements.

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and was effective for the Company with its 2009 fiscal year, beginning August 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s financial statements.

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

          Foreign Currency During Fiscal 2009, the U.S. dollar was strong throughout the year compared to many of the currencies of the foreign countries in which the Company operates. The overall strength of the dollar had a negative impact on the Company’s international net sales results because the foreign denominated revenues translated into fewer U.S. dollars.

          It is not possible to determine the true impact of foreign currency translation changes. However, the direct effect on reported net sales and net earnings can be estimated. For the year ended July 31, 2009, the impact of foreign currency translation resulted in an overall decrease in reported net sales of $76.8 million, a decrease in operating expenses of $24.5 million and a decrease in reported net earnings of $3.8 million. Foreign currency translation had a negative impact in most regions around the world. In Europe, the stronger U.S. dollar relative to the euro and British pound sterling resulted in a decrease of $66.2 million in reported net sales and an insignificant decrease in reported net earnings. The stronger U.S. dollar relative to the Australian dollar, Korean won, Mexican peso and South African rand had a negative impact on foreign currency translation with a decrease in reported net sales of $10.7 million, $6.1 million, $12.3 million and $8.4 million, respectively, and a decrease in reported net earnings of $0.6 million, $0.6 million, $2.1 million and $0.4 million, respectively. Foreign currency losses were partially offset by gains relative to the Japanese yen and Chinese renminbi of $13.8 million and $4.4 million, respectively, in reported net sales and $0.3 million and $0.7 million, respectively, in reported net earnings.

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

          Interest The Company’s exposure to market risks for changes in interest rates relates primarily to its short-term investments, short-term borrowings and interest rate swap agreements as well as the potential increase in fair value of long-term debt resulting from a potential decrease in interest rates. The Company has no earnings or cash flow exposure due to market risks on its long-term debt obligations as a result of the fixed-rate nature of the debt. However, interest rate changes would affect the fair market value of the debt. As of July 31, 2009, the estimated fair value of long-term debt with fixed interest rates was $253.1 million compared to its carrying value of $250.1 million. The fair value is estimated by discounting the projected cash flows using the rate that similar amounts of debt could currently be borrowed. As of July 31, 2009, the Company’s financial liabilities with exposure to changes in interest rates consisted mainly of $29.6 million of short-term debt outstanding. Assuming a hypothetical increase of one-half percent in short-term interest rates, with all other variables remaining constant, interest expense would have increased $0.6 million in Fiscal 2009.

          Pensions The Company is exposed to market return fluctuations on its qualified defined benefit pension plans. During Fiscal 2009, the market value of these assets declined in conjunction with the global economic downturn. This decline in market value is the principle reason that pension expense is expected to increase by $1.1 million in Fiscal 2010. At July 31, 2009, the Company’s annual measurement date for its pension plans, the plans were under funded by $40.7 million since the projected benefit obligation exceeded the fair value of plan assets.

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

          Goodwill and other intangible assets Goodwill is assessed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs impairment assessments for its reporting units and uses a discounted cash flow model based on management’s judgments and assumptions to determine the estimated fair value. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company performed an impairment assessment during the third quarter of Fiscal 2009 to satisfy its annual impairment requirement. The impairment assessment in the third quarter indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, including recorded goodwill and, as such, no impairment existed at that time. Other intangible assets with definite lives continue to be amortized over their estimated useful lives. Definite lived intangible assets are also subject to impairment assessments. A considerable amount of management judgment and assumptions are required in performing the impairment assessments, principally in determining the fair value of each reporting unit. While the Company believes its judgments and assumptions are reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required.

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

          The Company’s accounting for income taxes in Fiscal 2008 was affected by the adoption of FIN No. 48, Accounting for Uncertainty in Income Taxes, which the Company was required to adopt on August 1, 2007. This pronouncement prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. As such, the standard required the Company to reassess all of the Company’s uncertain tax return positions in accordance with this new accounting principle. As of July 31, 2009, the liability for unrecognized tax benefits was $16.9 million.

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

          A one percent change in the expected long-term rate of return on plan assets would have changed the Fiscal 2009 annual pension expense by approximately $3.6 million. The expected long-term rate of return on assets assumption for the plans outside the U.S. follows the same methodology as described above but reflects the investment allocation and expected total portfolio returns specific to each plan and country.

          The Company’s objective in selecting a discount rate for its pension plans is to select the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date taking into account the nature and duration of the benefit obligations of the plan. In making this best estimate, the Company looks at rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the benefits. This process includes assessing the universe of bonds available on the measurement date with a quality rating of Aa or better. Similar appropriate benchmarks are used to determine the discount rate for the non-U.S. plans. As of the measurement date of July 31, 2009, the Company elected to maintain the 6.00 percent discount rate elected as of July 31, 2009, for the U.S. pension plans. This is consistent with published bond indices. A 0.25 percent change in the discount rate would have changed the benefit obligation related to the U.S. plans by approximately $6.5 million at July 31, 2009, and changed Fiscal 2009 annual pension expense by approximately $0.3 million.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

          Market risk disclosure appears in Management’s Discussion and Analysis on page 22 under “Market Risk.”

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting

          Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of July 31, 2009. The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of July 31, 2009, as stated in this report which follows in Item 8 of this Form 10-K.

William M. Cook Chief Executive Officer September 25, 2009	Thomas R. VerHage Chief Financial Officer September 25, 2009

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Donaldson Company, Inc.

          In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Donaldson Company, Inc. and its subsidiaries at July 31, 2009 and July 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2009, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

          As discussed in Note A to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit arrangements effective July 31, 2007. Also, as discussed in Note I to the consolidated financial statements, the Company changed the manner in which it accounts for unrecognized income tax positions effective August 1, 2007.

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

PricewaterhouseCoopers LLP Minneapolis, Minnesota September 25, 2009

Consolidated Statements of Earnings
Donaldson Company, Inc. and Subsidiaries

	Year ended July 31,
	2009	2008	2007
	(thousands of dollars, except share and per share amounts)
Net sales	$1,868,629	$2,232,521	$1,918,828
Cost of sales	1,278,923	1,506,659	1,313,964
Gross margin	589,706	725,862	604,864
Selling, general and administrative	379,108	436,293	357,306
Research and development	40,643	43,757	36,458
Operating income	169,955	245,812	211,100
Interest expense	17,018	16,550	14,559
Other income, net	(8,488)	(6,901)	(8,320)
Earnings before income taxes	161,425	236,163	204,861
Income taxes	29,518	64,210	54,144
Net earnings	$131,907	$171,953	$150,717
Weighted average shares — basic	77,879,036	79,207,604	80,454,861
Weighted average shares — diluted	79,172,042	81,211,343	82,435,756
Net earnings per share — basic	$1.69	$2.17	$1.87
Net earnings per share — diluted	$1.67	$2.12	$1.83

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Balance Sheets
Donaldson Company, Inc. and Subsidiaries

	At July 31,
	2009	2008
	(thousands of dollars, except share amounts)
Assets
Current assets
Cash and cash equivalents	$143,687	$83,357
Accounts receivable, less allowance of $7,387 and $7,509	280,187	413,863
Inventories	180,238	264,129
Deferred income taxes	21,501	32,061
Prepaids and other current assets	51,154	60,347
Total current assets	676,767	853,757
Property, plant and equipment, net	381,068	415,159
Goodwill	169,027	134,162
Intangible assets	65,386	46,317
Other assets	41,748	99,227
Total assets	$1,333,996	$1,548,622
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings	$29,558	$139,404
Current maturities of long-term debt	5,496	5,669
Trade accounts payable	123,063	200,967
Accrued employee compensation and related taxes	54,662	66,155
Accrued liabilities	39,624	56,296
Other current liabilities	47,681	48,216
Total current liabilities	300,084	516,707
Long-term debt	253,674	176,475
Deferred income taxes	9,416	35,738
Other long-term liabilities	82,204	79,667
Total liabilities	645,378	808,587
Commitments and contingencies (Note K)
Shareholders’ equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 120,000,000 shares authorized, 88,643,194 shares issued in 2009 and 2008	443,216	443,216
Retained earnings	615,817	522,476
Stock compensation plans	19,894	27,065
Accumulated other comprehensive income (loss)	(9,677)	112,883
Treasury stock-11,295,409 and 11,021,619 shares in 2009 and 2008, at cost	(380,632)	(365,605)
Total shareholders’ equity	688,618	740,035
Total liabilities and shareholders’ equity	$1,333,996	$1,548,622

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Donaldson Company, Inc. and Subsidiaries

	Year ended July 31,
	2009	2008	2007
	(thousands of dollars)
Operating Activities
Net earnings	$131,907	$171,953	$150,717
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	58,597	56,732	49,566
Equity in earnings of affiliates, net of distributions	(982)	(1,558)	(691)
Deferred income taxes	(4,726)	(1,205)	(4,401)
Tax benefit of equity plans	(2,663)	(9,178)	(5,898)
Stock compensation plan expense	1,900	9,312	6,608
Other, net	(7)	(2,528)	(16,626)
Changes in operating assets and liabilities, net of acquired businesses
Accounts receivable	116,983	(29,779)	(31,418)
Inventories	66,145	(49,400)	(36,469)
Prepaids and other current assets	(11,489)	(4,755)	658
Trade accounts payable and other accrued expenses	(78,738)	33,940	4,999
Net cash provided by operating activities	276,927	173,534	117,045
Investing Activities
Purchases of property, plant and equipment	(46,080)	(72,152)	(77,440)
Proceeds from sale of property, plant, and equipment	511	1,330	857
Acquisitions, investments, and divestitures of affiliates	(74,318)	(2,377)	(40,615)
Net cash used in investing activities	(119,887)	(73,199)	(117,198)
Financing Activities
Proceeds from long-term debt	80,471	50,297	64,903
Repayments of long-term debt	(7,745)	(33,074)	(9,507)
Change in short-term borrowings	(103,695)	12,478	44,904
Purchase of treasury stock	(32,773)	(92,202)	(76,898)
Dividends paid	(35,166)	(33,003)	(28,806)
Tax benefit of equity plans	2,663	9,178	5,898
Exercise of stock options	4,476	9,308	7,346
Net cash provided by (used in) financing activities	(91,769)	(77,018)	7,840
Effect of exchange rate changes on cash	(4,941)	4,803	2,083
Increase in cash and cash equivalents	60,330	28,120	9,770
Cash and cash equivalents, beginning of year	83,357	55,237	45,467
Cash and cash equivalents, end of year	$143,687	$83,357	$55,237

Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes	$41,196	$50,629	$59,179
Interest	14,861	14,589	12,630

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders’ Equity
Donaldson Company, Inc. and Subsidiaries

	Common Stock	Additional Paid-in Capital	Retained Earnings	Stock Compensation Plans	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(thousands of dollars, except per share amounts)
Balance July 31, 2006	$443,216	$—	$275,598	$20,535	$51,194	$(243,741)	$546,802
Comprehensive income
Net earnings			150,717				150,717
Foreign currency translation					28,615		28,615
Additional minimum pension liability, net of tax					312		312
Net loss on cash flow hedging derivatives					118		118
Comprehensive income							179,762
Treasury stock acquired						(76,898)	(76,898)
Stock options exercised		(7,700)	(9,499)	1,513		19,133	3,447
Deferred stock and other activity			(2,273)	541		3,276	1,544
Performance awards			(1,163)	(1,768)		1,626	(1,305)
Stock option expense			3,422				3,422
Tax reduction — employee plans		7,700					7,700
Adjustment to adopt SFAS 158, net of tax					(10,231)		(10,231)
Dividends ($.370 per share)			(29,545)				(29,545)
Balance July 31, 2007	443,216	—	387,257	20,821	70,008	(296,604)	624,698
Comprehensive income
Net earnings			171,953				171,953
Foreign currency translation					57,151		57,151
Additional minimum pension liability, net of tax					(14,671)		(14,671)
Net gain on cash flow hedging derivatives					395		395
Comprehensive income							214,828
Treasury stock acquired						(92,202)	(92,202)
Stock options exercised		(7,827)	(9,810)	4,223		20,883	7,469
Deferred stock and other activity		(2,981)	2,564	3,474		1,363	4,420
Performance awards		(675)	279	(1,453)		955	(894)
Stock option expense			4,214				4,214
Tax reduction — employee plans		11,483					11,483
Adjustment to adopt FIN 48			(336)				(336)
Dividends ($.430 per share)			(33,645)				(33,645)
Balance July 31, 2008	443,216	—	522,476	27,065	112,883	(365,605)	740,035
Comprehensive income
Net earnings			131,907				131,907
Foreign currency translation					(63,385)		(63,385)
Pension liability adjustment, net of tax					(58,593)		(58,593)
Net gain on cash flow hedging derivatives					(582)		(582)
Comprehensive income							9,347
Treasury stock acquired						(32,773)	(32,773)
Stock options exercised		(2,998)	(6,151)			12,104	2,955
Deferred stock and other activity		(529)	(88)	(4,344)		3,710	(1,251)
Performance awards		(266)	(60)	(2,827)		1,932	(1,221)
Stock option expense			4,143				4,143
Tax reduction — employee plans		3,793					3,793
Adjustment to adopt FAS 158 measurement date provision, net of tax			(887)				(887)
Dividends ($.460 per share)			(35,523)				(35,523)
Balance July 31, 2009	$443,216	$—	$615,817	$19,894	$(9,677)	$(380,632)	$688,618

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

          Principles of Consolidation The Consolidated Financial Statements include the accounts of Donaldson Company, Inc. and all majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company’s three joint ventures that are not majority-owned are accounted for under the equity method. The Company does not have any variable interests in variable interest entities as of July 31, 2009. The company uses a fiscal period which ends on a calendar basis for international affiliates and on the Friday nearest to July 31 for U.S. purposes. Fiscal 2007 results included 53 weeks of U.S. sales and earnings.

          Use of Estimates The preparation of Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

          Foreign Currency Translation For foreign operations, local currencies are considered the functional currency. Assets and liabilities are translated to U.S. dollars at year-end exchange rates, and the resulting gains and losses arising from the translation of net assets located outside the United States are recorded as a cumulative translation adjustment, a component of Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. Elements of the Consolidated Statements of Earnings are translated at average exchange rates in effect during the year. Realized and unrealized foreign currency transaction gains and losses are included in Other income, net in the Consolidated Statements of Earnings. Foreign currency transaction losses of $0.2 million, $3.1 million and $0.2 million are included in other income, net in the Consolidated Statements of Earnings in Fiscal 2009, 2008, and 2007, respectively.

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

          Inventories Inventories are stated at the lower of cost or market. U.S. inventories are valued using the last-in, first-out (“LIFO”) method, while the international subsidiaries use the first-in, first-out (“FIFO”) method. Inventories valued at LIFO were approximately 33 and 35 percent of total inventories at July 31, 2009 and 2008, respectively. For inventories valued under the LIFO method, the FIFO cost exceeded the LIFO carrying values by $34.0 million and $37.7 million at July 31, 2009 and 2008, respectively. Results of operations for all periods presented were not materially affected by the liquidation of LIFO inventory. The components of inventory are as follows (thousands of dollars):

	July 31, 2009	July 31, 2008
Materials	$71,518	$110,135
Work in process	20,022	23,728
Finished products	88,698	130,266
Total inventories	$180,238	$264,129

          Property, Plant and Equipment Property, plant and equipment are stated at cost. Additions, improvements or major renewals are capitalized, while expenditures that do not enhance or extend the asset’s useful life are charged to operating expense as incurred. Depreciation is computed under the straight-line method. Depreciation expense was $52.9 million in Fiscal 2009, $52.4 million in Fiscal 2008, and $46.6 million in Fiscal 2007. The estimated useful lives of property, plant and equipment are 10 to 40 years for buildings, including building improvements, and 3 to 10 years for machinery and equipment. The components of property, plant and equipment are as follows (thousands of dollars):

	July 31, 2009	July 31, 2008
Land	$21,793	$21,561
Buildings	242,049	235,615
Machinery and equipment	600,198	586,937
Construction in progress	18,507	57,633
Less accumulated depreciation	(501,479)	(486,587)
Total property, plant and equipment, net	$381,068	$415,159

          Internal-Use Software The Company capitalizes direct costs of materials and services used in the development and purchase of internal-use software. Amounts capitalized are amortized on a straight-line basis over a period of five years and are reported as a component of machinery and equipment within property, plant and equipment.

          Goodwill and Other Intangible Assets Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. Other intangible assets, consisting primarily of patents, trademarks and Customer relationships and lists, are recorded at cost and are amortized on a straight-line basis over their estimated useful lives of 3 to 20 years. Goodwill is assessed for impairment annually or if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The impairment assessment for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company completed its annual impairment assessment in the third quarters of Fiscal 2009 and 2008, which indicated no impairment.

          Recoverability of Long-Lived Assets The Company reviews its long-lived assets, including identifiable intangibles, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the carrying value is reduced.

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

          Comprehensive Income (Loss) Comprehensive income (loss) consists of net income, foreign currency translation adjustments, net changes in the funded status of pension retirement obligations and net gain or loss on cash flow hedging derivatives, and is presented in the Consolidated Statements of Changes in Shareholders’ Equity. The components of the ending balances of accumulated other comprehensive income (loss) are as follows (thousands of dollars):

	July 31, 2009	July 31, 2008	July 31, 2007
Foreign currency translation adjustment	$75,155	$138,540	$81,389
Net gain (loss) on cash flow hedging derivatives, net of deferred taxes	(394)	188	(207)
Pension liability adjustment, net of deferred taxes	(84,438)	(25,845)	(11,174)
Total accumulated other comprehensive income (loss)	$(9,677)	$112,883	$70,008

          Cumulative foreign translation is not adjusted for income taxes. All translation relates to permanent investments in non-U.S. subsidiaries.

          Earnings Per Share The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and dilutive shares relating to stock options, restricted stock and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods. There were 1,158,451 options, 245,344 options, and 10,000 options excluded from the diluted net earnings per share calculation for the fiscal year ended July 31, 2009, 2008, and 2007, respectively. The following table presents information necessary to calculate basic and diluted earnings per share:

	2009	2008	2007
	(thousands of dollars, except per share amounts)
Weighted average shares — basic	77,879	79,208	80,455
Dilutive shares	1,293	2,003	1,981
Weighted average shares — diluted	79,172	81,211	82,436
Net earnings for basic and diluted earnings per share computation	$131,907	$171,953	$150,717
Net earnings per share — basic	$1.69	$2.17	$1.87
Net earnings per share — diluted	$1.67	$2.12	$1.83

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

          Stock-Based Compensation The Company offers stock-based employee compensation plans, which are more fully described in Note H. Stock-based employee compensation cost is recognized using the fair-value based method for all new awards granted after August 1, 2005. Compensation costs for unvested stock options and awards that were outstanding at August 1, 2005, are recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro-forma disclosures.

          Revenue Recognition Revenue is recognized when both product ownership and the risk of loss have transferred to the Customer, and the Company has no remaining obligations. The Company records estimated discounts and rebates as a reduction of sales in the same period revenue is recognized. Shipping and handling costs for Fiscal 2009, 2008 and 2007 totaling $50.4 million, $53.0 million and $34.8 million, respectively, are classified as a component of operating expenses.

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

          Exit or Disposal Activities The Company accounts for costs relating to exit or disposal activities under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses recognition, measurement and reporting of costs associated with exit and disposal activities including restructuring. See Note L for disclosures related to restructuring.

          Guarantees Upon issuance of a guarantee, the Company recognizes a liability for the fair value of an obligation assumed under a guarantee. See Note K for disclosures related to guarantees.

          New Accounting Standards In May 2009, the Financial Accounting Standards Board (FASB) issued FAS No. 165, Subsequent Events (FAS 165), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. This new standard was effective for interim or annual financial periods ending after June 15, 2009, and did not have an impact on our consolidated financial position or results of operations.

          In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FSP No. FAS-107-1 and APB-28-1), which amends FAS 107, Disclosures about Fair Value of Financial Instruments and Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim periods. This FSP will be effective for the Company for the quarter ended October 31, 2009, and will expand the Company’s disclosures regarding the use of fair value in interim periods.

          In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP No. FAS 132(R)), which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of adopting FSP No. FAS 132(R) on our defined benefit pension and other postretirement plan note disclosures.

          In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). The portion of the statement that requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position was adopted in Fiscal 2007 with minimal impact. SFAS 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. That provision required the Company to change its measurement date from April 30 to July 31 in Fiscal 2009. The adoption of the measurement date provision resulted in an after-tax decrease to Retained earnings of $0.9 million, a decrease to Other assets of $0.5 million increase to Other long-term liabilities of $0.8 million and an increase to Deferred income taxes of $0.5 million.

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies whenever another standard requires (or permits) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. SFAS 157 does not expand the use of fair value to any new circumstances, and was effective for the majority of the Company’s assets and liabilities for its Fiscal 2009 year beginning August 1, 2008. The adoption of this portion of SFAS 157 in Fiscal 2009 did not have a material impact on the Company’s financial statements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2). FSP FAS 157-2 delays by one year the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities. The Company is currently evaluating the impact the FSP FAS 157-2 will have on the determination of fair value related to non-financial assets and non-financial liabilities in Fiscal 2010. The adoption of FSP FAS 157-2 is not expected to have a material impact on the Company’s financial statements.

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and was effective for the Company with its 2009 fiscal year, beginning August 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s financial statements.

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

NOTE B
Goodwill and Other Intangible Assets

          The Company has allocated goodwill to its Industrial Products and Engine Products segments. Additions to goodwill and other intangible assets in Fiscal 2009 relate to the acquisition of 100 percent of the stock of Western Filter Corporation on October 15, 2008, for $78.5 million, as part of the Engine Products segment. The weighted average life of the intangibles acquired in this acquisition is 17.6 years and consists primarily of customer related intangibles. Goodwill associated with this acquisition is tax deductible. Dispositions of goodwill and other intangible assets in Fiscal 2009 relate to the sale of the air dryer business in Maryville, Tennessee, on October 31, 2008, for $4.6 million, which resulted in a loss on sale of $0.6 million. This air dryer business was part of the Industrial Products segment. Additions to goodwill and other intangible assets in Fiscal 2008 relate to the acquisition of LMC West, Inc. on February 4, 2008, as part of the Industrial Products segment. Financial results for each of the above acquisitions are included in the Company’s consolidated results from the date of acquisition. Pro forma financial results are not presented as the acquisitions are not material, individually or in the aggregate. The Company completed its annual impairment assessment in the third quarter of Fiscal 2009 and 2008, which indicated no impairment.

          Following is a reconciliation of goodwill for the years ended July 31, 2009 and 2008:

	Engine Products	Industrial Products	Total Goodwill
	(thousands of dollars)
Balance as of July 31, 2007	$17,912	$106,695	$124,607
Acquisition activity	—	625	625
Foreign exchange translation	1,214	7,716	8,930
Balance as of July 31, 2008	$19,126	$115,036	$134,162
Acquisition activity	43,646	—	43,646
Disposition activity	—	(1,089)	(1,089)
Foreign exchange translation	(1,190)	(6,502)	(7,692)
Balance as of July 31, 2009	$61,582	$107,445	$169,027

          Intangible assets are comprised of patents, trademarks and Customer relationships and lists. Following is a reconciliation of intangible assets for the years ended July 31, 2009 and 2008:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(thousands of dollars)
Balance as of July 31, 2007	$57,203	$(10,902)	$46,301
Intangibles acquired	1,868	—	1,868
Amortization expense	—	(4,330)	(4,330)
Foreign exchange translation	3,171	(693)	2,478
Balance as of July 31, 2008	$62,242	$(15,925)	$46,317
Intangibles acquired	26,710	—	26,710
Intangibles sold	(300)	114	(186)
Amortization expense	—	(5,601)	(5,601)
Foreign exchange translation	(2,843)	989	(1,854)
Balance as of July 31, 2009	$85,809	$(20,423)	$65,386

          Net intangible assets consist of patents, trademarks and tradenames of $23.9 million and $23.5 million as of July 31, 2009 and 2008, respectively, and Customer related intangibles of $41.5 million and $22.8 million as of July 31, 2009 and 2008, respectively. Amortization expense relating to existing intangible assets is expected to be approximately $6.1 million for the year ending July 31, 2010, $6.0 million for the year ending July 31, 2011, $5.9 million for the year ending July 31, 2012, $5.7 million for the year ending July 31, 2013 and $5.3 million for the year ending July 31, 2014.

NOTE C
Credit Facilities

          The Company has a five-year, multi-currency revolving facility with a group of banks under which the Company may borrow up to $250 million. This facility matures on April 2, 2013. The agreement provides that loans may be made under a selection of currencies and rate formulas including Base Rate Advances or Off Shore Rate Advances. The interest rate on each advance is based on certain market interest rates and leverage ratios. Facility fees and other fees on the entire loan commitment are payable over the duration of this facility. There was $20.0 million outstanding at July 31, 2009, and $70.0 million outstanding at July 31, 2008. The amount available for further borrowing reflects a reduction for issued standby letters of credit, as discussed below. At July 31, 2009 and 2008, $210.0 million and $161.5 million, respectively, was available for further borrowing under such facilities. The weighted average interest rate on these short-term borrowings outstanding at July 31, 2009 and 2008, was 0.56 percent and 2.73 percent, respectively.

          The Company also has three uncommitted credit facilities in the United States, which provide unsecured borrowings for general corporate purposes. At July 31, 2009 and 2008, there was $70.0 million available for use. There was $9.6 million and $28.0 million outstanding under these facilities at July 31, 2009 and 2008, respectively. The weighted average interest rate on these short-term borrowings outstanding at July 31, 2009 and 2008, was 0.53 percent and 2.79 percent, respectively.

          The Company also has a €100 million program for issuing treasury notes for raising short, medium and long-term financing for its European operations. There was nothing outstanding on this program at July 31, 2009 and 2008. Additionally, the Company’s European operations have lines of credit with an available limit of €72.9 million. There was nothing outstanding on these lines of credit as of July 31, 2009. As of July 31, 2008, there was €23.5 million, or $36.9 million outstanding. The weighted average interest rate of these short-term borrowings outstanding at July 31, 2008, was 5.60 percent.

          Other international subsidiaries may borrow under various credit facilities. There was nothing outstanding under these credit facilities as of July 31, 2009. As of July 31, 2008, borrowings under these facilities were $4.5 million. The weighted average interest rate on these international borrowings outstanding at July 31, 2008, was 2.88 percent.

          As discussed further in Note K, at July 31, 2009 and 2008, the Company had outstanding standby letters of credit totaling $20.0 million and $18.5 million, respectively, upon which no amounts had been drawn. The letters of credit guarantee payment to third parties in the event the Company is in breach of specified bond financing agreement and insurance contract terms as detailed in each letter of credit.

NOTE D
Long-Term Debt

          Long-term debt consists of the following:

	2009	2008
	(thousands of dollars)
6.39% Unsecured senior notes due August 15, 2010, interest payable semi-annually, principal payments of $5.0 million, to be paid annually commencing August 16, 2006	9,981	14,942
4.85% Unsecured senior notes, interest payable semi-annually, principal payment of $30.0 million due December 17, 2011.	30,000	30,000
6.59% Unsecured senior notes, interest payable semi-annually, principal payment of $80.0 million due November 14, 2013	80,000	—
5.48% Unsecured senior notes, interest payable semi-annually, principal payment of $50.0 million due June 1, 2017	50,000	50,000
5.48% Unsecured senior notes, interest payable semi-annually, principal payment of $25.0 million due September 28, 2017	25,000	25,000
5.48% Unsecured senior notes, interest payable semi-annually, principal payment of $25.0 million due November 30, 2017	25,000	25,000
1.418% Guaranteed senior notes, interest payable semi-annually, principal payment of ¥1.2 billion due January 31, 2012	12,679	11,123
2.019% Guaranteed senior note, interest payable semi-annually, principal payment of ¥1.65 billion due May 18, 2014	17,434	15,295
Variable Rate Commercial Property Loan, to a maximum of R37 million, interest rate of 13.75% as of July 31, 2008, repaid in 2009	—	1,882
Variable Rate Industrial Development Revenue Bonds (“Low Floaters”) interest payable monthly, principal payment of $7.755 million due September 1, 2024, and an interest rate of 0.67% as of July 31, 2009	7,755	7,755
Capitalized lease obligations and other, with various maturity dates and Interest rates	1,321	1,147
Total	259,170	182,144
Less current maturities	5,496	5,669
Total long-term debt	$253,674	$176,475

          Annual maturities of long-term debt are $5.5 million in 2010, $5.4 million in 2011, $43.0 million in 2012, $97.5 million in 2014 and $107.8 million thereafter. There are no maturities in 2013. As of July 31, 2009, the estimated fair value of long-term debt with fixed interest rates was $253.1 million compared to its carrying value of $250.1 million.

          On November 14, 2008, the Company issued an $80 million senior unsecured note. The note is due on November 14, 2013. The debt was issued at face value and bears interest payable semi-annually at a rate of 6.59 percent. The proceeds from the note were used to refinance existing debt and for general corporate purposes.

          On June 1, 2007, the Company issued $100 million of senior unsecured notes. The first $50 million was funded on June 1, 2007, and the remaining two $25 million tranches were funded on September 28, 2007, and November 30, 2007. The three tranches are due on June 1, 2017, September 28, 2017, and November 30, 2017, respectively. The debt was issued at face value and bears interest payable semi-annually at a rate of 5.48 percent. The proceeds from the notes were used to refinance existing debt and for general corporate purposes.

          The Company is exposed to changes in the fair value of its fixed-rate debt resulting from interest rate fluctuations. To hedge this exposure the Company entered into two fixed-to-variable interest rate swaps on August 3, 2009, subsequent to year end, for $80 million and $25 million, respectively, for approximately 5 and 8 years, respectively. These interest rate swaps will be accounted for as fair value hedges. Changes in the payment of interest resulting from the interest rate swaps will be recorded as an offset to interest expense.

          Certain note agreements contain debt covenants related to working capital levels and limitations on indebtedness. As of July 31, 2009, the Company was in compliance with all such covenants. The Company currently expects to remain in compliance with these covenants.

NOTE E
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

          The Company enters into forward exchange contracts of generally less than one year to hedge forecasted transactions amongst its subsidiaries, and to reduce potential exposure related to fluctuations in foreign exchange rates for existing recognized assets and liabilities. It also utilizes forward exchange contracts for anticipated intercompany and third-party transactions such as purchases, sales and dividend payments denominated in local currencies. Forward exchange contracts are designated as cash flow hedges as they are designed to hedge the variability of cash flows associated with the underlying existing recognized or anticipated transactions. Changes in the value of derivatives designated as cash flow hedges are recorded in other comprehensive income in shareholders’ equity until earnings are affected by the variability of the underlying cash flows. At that time, the applicable amount of gain or loss from the derivative instrument that is deferred in shareholders’ equity is reclassified to earnings. Effectiveness is measured using spot rates to value both the hedge contract and the hedged item. The excluded forward points, as well as any ineffective portions of hedges, are recorded in earnings through the same line as the underlying transaction. During Fiscal 2009, $0.4 million of losses were recorded due to the exclusion of forward points from the assessment of hedge effectiveness.

          These unrealized losses and gains are reclassified, as appropriate, as earnings are affected by the variability of the underlying cash flows during the term of the hedges. The Company expects to record $0.6 million of net deferred losses from these forward exchange contracts during the next twelve months.

          The Company is exposed to changes in the fair value of its fixed-rate debt resulting from interest rate fluctuations. To hedge this exposure the Company entered into two fixed-to-variable interest rate swaps on August 3, 2009, subsequent to year end, for $80 million and $25 million, respectively, for approximately 5 and 8 years, respectively. These interest rate swaps will be accounted for as fair value hedges. Changes in the payment of interest resulting from the interest rate swaps will be recorded as an offset to interest expense.

          The Company entered into and settled an interest rate lock in October 2008. The interest rate lock settlement resulted in a $0.5 million in gain, net of deferred taxes of $0.2 million, which will be amortized into income over the life of the related debt.

          The following summarizes the Company’s fair value of outstanding derivatives at July 31, 2009, and 2008, on the Consolidated Balance Sheets (thousands of dollars):

	July 31, 2009	July 31, 2008
Asset derivatives recorded under the caption Prepaids and other current assets
Foreign exchange contracts	$493	$952

Liability derivatives recorded under the caption Other current liabilities
Foreign exchange contracts	$2,366	$1,252

          The impact on Other comprehensive income (OCI) and earnings from foreign exchange contracts that qualified as cash flow hedges for the twelve months ended July 31, 2009 and 2008, was as follows (thousands of dollars):

	July 31, 2009	July 31, 2008
Net carrying amount at beginning of year	$188	$(206)
Cash flow hedges deferred in OCI	(1,826)	2,628
Cash flow hedges reclassified to income (effective portion)	580	(2,211)
Change in deferred taxes	408	(23)
Net carrying amount at July 31	$(650)	$188

          The Company’s derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals with a variety of major banks worldwide. In addition, only conventional derivative financial instruments are utilized. The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding at July 31, 2009, failed to perform according to the terms of its agreement. At this time, the Company does not require collateral or any other form of securitization to be furnished by the counterparties to its derivative instruments.

          Fair Value of Financial Instruments At July 31, 2009 and 2008, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, long-term debt and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximated carrying values because of the short-term nature of these instruments. Derivative contracts are reported at their fair values based on third-party quotes. As of July 31, 2009, the estimated fair value of long-term debt with fixed interest rates was $253.1 million compared to its carrying value of $250.1 million. The fair value is estimated by discounting the projected cash flows using the rate that similar amounts of debt could currently be borrowed.

          Credit Risk The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps and foreign exchange forward contracts. Collateral is generally not required of the counterparties or of the Company. In the unlikely event a counterparty fails to meet the contractual terms of an interest rate swap or foreign exchange forward contract, the Company’s risk is limited to the fair value of the instrument. There were no interest rate swaps outstanding at July 31, 2009 or 2008. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. The Company has not had any historical instances of non-performance by any counterparties, nor does it anticipate any future instances of non-performance.

NOTE F
Employee Benefit Plans

          Pension Plans The Company and certain of its subsidiaries have defined benefit pension plans for many of its hourly and salaried employees. The U.S. plans include plans that provide defined benefits as well as a plan for salaried workers that provides defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit comprised of a percentage of current salary that varies with years of service, interest credits and transition credits. The international plans generally provide pension benefits based on years of service and compensation level. During Fiscal 2009, the Company changed its measurement date to July 31, in accordance with the measurement date provisions of FAS 158, as discussed below. During Fiscal 2008, the Company used an April 30 measurement date for its pension plans.

          Net periodic pension costs for the Company’s pension plans include the following components:

	2009	2008	2007
	(thousands of dollars)
Net periodic cost:
Service cost	$15,385	$15,996	$15,067
Interest cost	18,481	17,702	17,014
Expected return on assets	(29,143)	(28,275)	(24,955)
Transition amount amortization	193	164	523
Prior service cost amortization	438	380	314
Actuarial (gain)/loss amortization	1,088	(58)	1,408
Curtailment loss	910	—	408
Settlement gain	—	(35)	(2,357)
Net periodic benefit cost	$7,352	$5,874	$7,422

          Negotiations with one of our unions resulted in a freeze in pension benefits at one of our U.S. plants. In exchange for the freezing of the plan, participants will be eligible for a company match in a defined contribution plan. The freeze in the plan resulted in a curtailment loss of $0.9 million during Fiscal 2009.

          In anticipation of Japanese defined benefit plan law changes, the Company terminated the defined benefit plan offered to its employees in Japan on December 31, 2006, which resulted in a net settlement gain of $1.9 million in Fiscal 2007. This plan was replaced with a defined contribution plan as of January 1, 2007. The Company incurred the cost of initial contributions to the defined contribution plan as well as other costs of converting participants to the new defined contribution plan resulting in a net pretax gain for the net settlement and transition to the defined contribution plan of approximately $0.6 million during Fiscal 2007.

          Effective July 31, 2007, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position. This statement also requires that changes in the funded status are recognized in accumulated other comprehensive income in the year in which the adoption occurs and in other comprehensive income in the following years. SFAS 158’s provisions regarding the change in the measurement date of postretirement benefits plans required the Company to change its measurement date from April 30 to July 31 during Fiscal 2009. The adoption of the measurement date provisions resulted in an after-tax decrease to Retained earnings of $0.9 million, a decrease to Other assets of $0.5 million increase to Other long-term liabilities of $0.8 million and an increase to Deferred income taxes of $0.5 million.

          The obligations and funded status of the Company’s pension plans as of 2009 and 2008, is as follows:

	2009	2008
	(thousands of dollars)
Change in benefit obligation:
Benefit obligation, beginning of year	$330,258	$312,514
Service cost	18,730	15,996
Interest cost	22,868	17,702
Participant contributions	1,476	1,381
Plan amendments	—	1,221
Actuarial gain	(1,077)	(2,410)
Currency exchange rates	(13,338)	3,610
Settlement	—	(272)
Benefits paid	(20,763)	(19,484)
Benefit obligation, end of year	$338,154	$330,258
Change in plan assets:
Fair value of plan assets, beginning of year	$378,695	$377,461
Actual return on plan assets	(62,057)	5,389
Company contributions	13,356	11,316
Participant contributions	1,476	1,381
Currency exchange rates	(13,228)	2,904
Settlement	—	(272)
Benefits paid	(20,763)	(19,484)
Fair value of plan assets, end of year	$297,479	$378,695
Funded status:
Over (under) funded status at July 31, 2009 and April 30, 2008	$(40,675)	$48,437
Fourth quarter contributions	—	808
Over (under) funded status after fourth quarter contributions	$(40,675)	$49,245

          The net under funded status of $40.7 million at July 31, 2009, is recognized in the accompanying Consolidated Balance Sheet as $4.3 million within Other assets for the Company’s over funded plans and $45.0 million within Other long-term liabilities for the Company’s under funded plans. Included in Accumulated other comprehensive income at July 31, 2009, are the following amounts that have not yet been recognized in net periodic pension expense: unrecognized actuarial losses of $123.0 million, unrecognized prior service cost of $4.2 million and unrecognized transition obligations of $3.4 million. The actuarial loss, prior service cost and unrecognized transition obligation are included in Accumulated other comprehensive income, net of tax. The amounts expected to be recognized in net periodic pension expense during Fiscal 2010 are $1.4 million, $0.3 million and $0.2 million, respectively. The accumulated benefit obligation for all defined benefit pension plans was $296.7 million and $282.7 million at July 31, 2009, and April 30, 2008, respectively.

          The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $246.7 million, $234.3 million and $213.3 million, respectively, as of July 31, 2009, and $16.4 million, $13.8 million and $0.0 million, respectively, as of April 30, 2008.

          For the years ended July 31, 2009 and 2008, the U.S. pension plans represented approximately 72 percent and 75 percent, respectively, of the Company’s total plan assets, and approximately 72 percent and 70 percent, respectively, of the Company’s total projected benefit obligation.

          The weighted-average discount rates and rates of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation are as follows:

Weighted average actuarial assumptions	2009	2008
All U.S. plans:
Discount rate	6.00%	6.00%
Rate of compensation increase	5.00%	5.00%
Non-U.S. plans:
Discount rate	5.90%	6.30%
Rate of compensation increase	3.87%	4.48%

          The weighted-average discount rates, expected returns on plan assets and rates of increase in future compensation levels used to determine the net periodic benefit cost are as follows:

Weighted average actuarial assumptions	2009	2008	2007
All U.S. plans:
Discount rate	6.00%	6.00%	6.25%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%	5.00%
Non-U.S. plans:
Discount rate	6.30%	5.23%	4.64%
Expected return on plan assets	7.14%	7.49%	6.60%
Rate of compensation increase	4.48%	4.01%	3.62%

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

          Discount Rate The Company’s objective in selecting a discount rate is to select the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date, taking into account the nature and duration of the benefit obligations of the plan. In making this best estimate, the Company looks at rates of return on high-quality fixed-income investments currently available, and expected to be available, during the period to maturity of the benefits. This process includes looking at the universe of bonds available on the measurement date with a quality rating of Aa or better. Similar appropriate benchmarks are used to determine the discount rate for the non-U.S. plans. The discount rate for non-U.S. plans disclosed in the assumptions used to determine net periodic benefit cost and to determine benefit obligations is based upon a weighted average, using year-end projected benefit obligations, of all non-U.S. plans.

          Plan Assets The Company’s pension plan weighted-average asset allocations by asset category are as follows:

	Plan Assets at
Asset Category	2009	2008
All U.S. plans:
Equity securities	41%	44%
Alternative investments	42%	36%
Real assets	12%	12%
Fixed income	5%	8%
Total U.S. plans	100%	100%
Non U.S. plans:
Equity securities	44%	64%
Debt securities	56%	36%
Total Non U.S. plans	100%	100%

          Investment Policies and Strategies. For the Company’s U.S. plans, the Company uses a total return investment approach to achieve a long-term return on plan assets, with a prudent level of risk for the purpose of meeting its retirement income commitments to employees. The plan’s investments are diversified to assist in managing risk. The Company’s asset allocation guidelines target an allocation of 45 percent equity securities, 30 percent alternative investments (funds of hedge funds), 10 percent real assets (investments into funds containing commodities and real estate), 10 percent fixed income and 5 percent private equity. Within equity securities, the Company will target an allocation of 15 percent international, 15 percent equity long / short, 10 percent small cap, and 5 percent large cap. These target allocation guidelines are determined in consultation with the Company’s investment consultant, and through the use of modeling the risk/return trade-offs among asset classes utilizing assumptions about expected annual return, expected volatility/standard deviation of returns and expected correlations with other asset classes. Investment policy and performance is measured and monitored on an ongoing basis by the Company’s investment committee through its use of an investment consultant and through quarterly investment portfolio reviews.

          For the Company’s non-U.S. plans, the general investment objectives are to maintain a suitably diversified portfolio of secure assets of appropriate liquidity which will generate income and capital growth to meet, together with any new contributions from members and the Company, the cost of current and future benefits.

          Estimated Contributions and Future Payments As a result of its past funding practices, the Company does not have a minimum required contribution under the Pension Benefit Guarantee Corporation requirements for its U.S. pension plans for Fiscal 2010. As a result, there is no current intention to make a U.S. pension contribution in Fiscal 2010. For its non-U.S. pension plans, the Company estimates that it will contribute approximately $5 million in Fiscal 2010, based upon the local government prescribed funding requirements.

          Estimated future benefit payments for the Company’s U.S. and non-U.S. plans are as follows (thousands of dollars):

Fiscal year 2010	$18,528
Fiscal year 2011	$18,624
Fiscal year 2012	$22,469
Fiscal year 2013	$20,829
Fiscal year 2014	$23,313
Fiscal years 2015-2019	$125,346

          Postemployment and Postretirement Benefit Plans The Company provides certain postemployment and postretirement health care benefits for certain U.S. employees for a limited time after termination of employment. The Company has recorded a liability for its postretirement benefit plan in the amount of $1.7 million and $3.1 million as of July 31, 2009 and July 31, 2008, respectively. The annual cost resulting from these benefits is not material. Union negotiations have resulted in one U.S. plant freezing the plan. This change resulted in a curtailment gain of $1.4 million. For measurement purposes, an 8 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for Fiscal 2009. The Company has assumed that the long-term rate of increase will decrease gradually to an ultimate annual rate of 5 percent. A one-percentage point increase in the health care cost trend rate would increase the Fiscal 2009 and 2008 liability by $0.1 million and $0.5 million, respectively.

          Retirement Savings and Employee Stock Ownership Plan The Company provides a contributory employee savings plan to U.S. employees that permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. Through April 13, 2009, employee contributions of up to 25 percent of compensation are matched at a rate equaling 100 percent of the first 3 percent contributed and 50 percent of the next 2 percent contributed. The Company’s contributions under this plan are based on the level of employee contributions as well as a discretionary contribution based on performance of the Company. The Plan was amended effective April 13, 2009, to reduce Company fixed matching contributions to the Plan for salaried employees. After April 13, 2009, fixed matching contributions for salaried employees were calculated at 50 percent of up to 3 percent of compensation deferred by the participant and deposited into the Plan, and 25 percent of the next 2 percent of compensation deferred by the participant and deposited to the Plan. In addition, the Company fixed matching contribution was eliminated for Company Executive Officers and Vice Presidents. Total contribution expense for these plans was $5.1 million, $8.3 million and $8.1 million for the years ended July 31, 2009, 2008 and 2007, respectively. This plan also includes shares from an Employee Stock Ownership Plan (“ESOP”). As of July 31, 2009, all shares of the ESOP have been allocated to participants. Total ESOP shares are considered to be shares outstanding for earnings per share calculations.

          Deferred Compensation and Other Benefit Plans The Company provides various deferred compensation and other benefit plans to certain executives. The deferred compensation plan allows these employees to defer the receipt of all of their bonus and other stock related compensation and up to 75 percent of their salary to future periods. Other benefit plans are provided to supplement the benefits for a select group of highly compensated individuals which are reduced because of compensation limitations set by the Internal Revenue Code. The Company has recorded a liability in the amount of $10.0 million and $10.6 million as of the year ended July 31, 2009 and July 31, 2008, respectively, related primarily to its deferred compensation plans.

NOTE G
Shareholders’ Equity

          Stock Rights On January 27, 2006, the Board of Directors of the Company approved the extension of the benefits afforded by the Company’s existing rights plan by adopting a new shareholder rights plan. Pursuant to the Rights Agreement, dated as of January 27, 2006, by and between the Company and Wells Fargo Bank, N.A., as Rights Agent, one right was issued on March 3, 2006, for each outstanding share of common stock of the Company upon the expiration of the Company’s existing rights. Each of the new rights entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, without par value, at a price of $143.00 per one one-thousandth of a share. The rights, however, will not become exercisable unless and until, among other things, any person acquires 15 percent or more of the outstanding common stock of the Company. If a person acquires 15 percent or more of the outstanding common stock of the Company (subject to certain conditions and exceptions more fully described in the Rights Agreement), each right will entitle the holder (other than the person who acquired 15 percent or more of the outstanding common stock) to purchase common stock of the Company having a market value equal to twice the exercise price of a right. The rights are redeemable under certain circumstances at $.001 per right and will expire, unless earlier redeemed, on March 2, 2016.

          Stock Compensation Plans The Stock Compensation Plans in the Consolidated Statements of Changes in Shareholders’ Equity consist of the balance of amounts payable to eligible participants for stock compensation that was deferred to a Rabbi Trust pursuant to the provisions of the 2001 Master Stock Incentive Plan, as well as performance awards payable in common stock discussed further in Note H.

          Treasury Stock The Company believes that the share repurchase program is a way of providing return to its shareholders. The Board of Directors authorized the repurchase, at the Company’s discretion, of 8.0 million shares of common stock under the stock repurchase plan dated March 31, 2006. As of July 31, 2009, the Company had remaining authorization to repurchase 0.9 million shares under this plan. Following is a summary of treasury stock share activity for Fiscal 2009 and 2008:

	2009	2008
Balance at beginning of year	11,021,619	9,500,372
Stock repurchases	802,000	2,245,790
Net issuance upon exercise of stock options	(355,491)	(647,225)
Issuance under compensation plans	(99,612)	(67,822)
Discretionary stock paid into 401(k) plan	(60,122)	—
Other activity	(12,985)	(9,496)
Balance at end of year	11,295,409	11,021,619

NOTE H
Stock Option Plans

          Employee Incentive Plans In November 2001, shareholders approved the 2001 Master Stock Incentive Plan (the “Plan”) that replaced the 1991 Plan that expired on December 31, 2001, and provided for similar awards. The Plan extends through December 2011 and allows for the granting of nonqualified stock options, incentive stock options, restricted stock, stock appreciation rights (“SAR”), dividend equivalents, dollar-denominated awards and other stock-based awards. Options under the Plan are granted to key employees at market price at the date of grant. Options are exercisable for up to 10 years from the date of grant. The Plan also allows for the granting of performance awards to a limited number of key executives. As administered by the Human Resources Committee of the Company’s Board of Directors, these performance awards are payable in common stock and are based on a formula which measures performance of the Company over a three-year period. The Company recorded a net reversal of performance award expense in Fiscal 2009 of $3.1 million. The net benefit is due to the reversal of $3.6 million of Long-Term Compensation Plan expense recognized in prior periods. This reversal reflects an adjustment in the expected payouts for the three-year cycles ending July 31, 2009, and July 31, 2010, to zero based upon actual and forecasted results. Performance award expense under these plans totaled $4.2 million and $2.7 million in Fiscal 2008 and 2007, respectively.

          Stock options issued from Fiscal 1999 to Fiscal 2009 become exercisable for non-executives in equal increments over three years. Stock options issued from Fiscal 1999 to Fiscal 2009 became exercisable for most executives immediately upon the date of grant. Certain other stock options issued to executives during Fiscal 2004, 2006 and 2007 become exercisable in equal increments over three years. For Fiscal 2009, the Company recorded pretax compensation expense associated with stock options of $4.1 million and recorded $1.5 million of related tax benefit.

          Stock-based employee compensation cost is recognized using the fair-value based method for all new awards granted after August 1, 2005. Compensation costs for unvested stock options and awards that were outstanding at August 1, 2005, are recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro-forma disclosures. The Company determined the fair value of these awards using the Black-Scholes option pricing model with the following weighted average assumptions:

	2009	2008	2007
Risk-free interest rate	1.4 – 4.0%	2.1 - 4.2%	4.4 - 4.9%
Expected volatility	21.6 – 25.5%	15.2 – 22.4%	18.3 - 23.6%
Expected dividend yield	1.0%	1.0%	1.0%
Expected life
Director original grants without reloads	8 years	8 years	7 years
Non-officer original grants	7 years	7 years	6 years
Officer original grants with reloads	4 years	3 years	3 years
Reload grants	<5 years	<3 years	<1 year
Officer original grants without reloads	7 years	7 years	6 years
Officer original grants with reloads and vesting	—	—	5 years

          Reload grants are grants made to officers or directors who exercised a reloadable option during the fiscal year and made payment of the purchase price using shares of previously owned Company stock. The reload grant is for the number of shares equal to the shares used in payment of the purchase price and/or withheld for minimum tax withholding.

          Black-Scholes is a widely accepted stock option pricing model; however, the ultimate value of stock options granted will be determined by the actual lives of options granted and the actual future price levels of the Company’s common stock. The weighted average fair value for options granted during Fiscal 2009, 2008 and 2007 is $8.56, $10.60 and $7.89 per share, respectively, using the Black-Scholes pricing model.

          The following table summarizes stock option activity:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at July 31, 2008	5,181,778	$25.62
Granted	366,588	34.23
Exercised	(505,363)	17.64
Canceled	(44,878)	39.04
Outstanding at July 31, 2009	4,998,125	26.94

          The total intrinsic value of options exercised during Fiscal 2009, 2008 and 2007 was $9.1 million, $26.2 million, and $20.6 million, respectively.

          Shares reserved at July 31, 2009 for outstanding options and future grants were 11,521,192. Shares reserved consist of shares available for grant plus all outstanding options. An amount is added to shares reserved each year based on shares outstanding adjusted for certain items as detailed in the Plan. The aggregate number of shares of common stock that may be issued under all awards under the Plan in any calendar year may not exceed 1.5 percent of the sum of the Company’s outstanding shares of common stock, the outstanding share equivalents, as determined by the Company in the calculation of earnings per share on a fully diluted basis, and shares held in treasury of the Company as reported for the Company’s most recent fiscal year that ends during such calendar year.

          The following table summarizes information concerning outstanding and exercisable options as of July 31, 2009:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5 to $15	603,792	1.03	$12.41	603,792	$12.41
$15 to $25	1,281,872	2.84	18.02	1,281,872	18.02
$25 and $35	2,463,644	5.52	31.57	2,338,294	31.48
$35 and above	648,817	7.94	40.47	481,390	40.61
	4,998,125	4.61	26.94	4,705,348	26.30

          At July 31, 2009, the aggregate intrinsic value of shares outstanding and exercisable was $57.5 million and $56.9 million, respectively.

          The following table summarizes the status of options which contain vesting provisions:

	Options	Weighted Average Grant Date Fair Value
Non-vested at July 31, 2008	439,684	$10.43
Granted	79,575	8.83
Vested	(207,390)	10.16
Canceled	(19,092)	10.14
Non-vested at July 31, 2009	292,777	10.21

          The total fair value of shares vested during Fiscal 2009, 2008 and 2007 was $7.9 million, $6.3 million and $2.8 million, respectively.

          As of July 31, 2009 there was $1.6 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. This unvested cost is expected to be recognized during Fiscal 2010, Fiscal 2011 and Fiscal 2012.

NOTE I
Income Taxes

          The components of earnings before income taxes are as follows:

	2009	2008	2007
	(thousands of dollars)
Earnings before income taxes:
United States	$69,863	$73,445	$88,157
Foreign	91,562	162,718	116,704
Total	$161,425	$236,163	$204,861

          The components of the provision for income taxes are as follows:

	2009	2008	2007
	(thousands of dollars)
Income taxes:
Current:
Federal	$18,624	$27,180	$27,430
State	2,444	619	2,975
Foreign	13,176	37,616	28,140
	34,244	65,415	58,545
Deferred:
Federal	(3,888)	(4,712)	(4,674)
State	90	2	(332)
Foreign	(928)	3,505	605
	(4,726)	(1,205)	(4,401)
Total	$29,518	$64,210	$54,144

          The following table reconciles the U.S. statutory income tax rate with the effective income tax rate:

	2009	2008	2007
Statutory U.S. federal rate	35.0%	35.0%	35.0%
State income taxes	1.3	0.3	0.8
Foreign taxes at lower rates	(7.5)	(7.6)	(5.9)
Export, manufacturing and research credits	(0.5)	(0.6)	(1.5)
Tax on repatriation of earnings	0.7	(0.6)	(1.1)
Change in unrecognized tax benefits	(10.6)	0.5	0.1
Other	(0.1)	0.2	(1.0)
	18.3%	27.2%	26.4%

          The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	2009	2008
	(thousands of dollars)
Deferred tax assets:
Accrued expenses	$8,438	$11,146
Compensation and retirement plans	30,916	812
Tax credit and NOL carryforwards	1,439	6,625
Inventory reserves	10,183	8,588
Other	2,232	4,370
Deferred tax assets	53,208	31,541
Valuation allowance	(1,053)	(2,472)
Net deferred tax assets	52,155	29,069
Deferred tax liabilities:
Depreciation and amortization	(31,593)	(28,636)
Other	(2,923)	(2,584)
Deferred tax liabilities	(34,516)	(31,220)
Net deferred tax asset (liability)	$17,639	$(2,151)

          The effective tax rate for Fiscal 2009 was 18.3 percent compared 27.2 percent in Fiscal 2008. The decrease in effective rate is primarily due to the settlements of long-standing court cases and examinations in various jurisdictions for tax years 2003 through 2006, the reassessment of the corresponding unrecognized tax benefits for the subsequent open years and a favorable resolution of a foreign tax matter. Partially offsetting these effects, the Company’s Fiscal 2009 tax rate was unfavorably impacted by an increased expense from the repatriation of foreign earnings. Absent these items, the underlying tax rate for the Fiscal 2009 has decreased from Fiscal 2008 by 1.2 points to 30.4 percent. The reinstatement of the U.S. Research and Experimentation credit, changes in current year unrecognized tax benefits, reduced statutory tax rates and the mix of earnings between foreign jurisdictions all contributed to the reduction in the underlying rate.

          The Company has not provided for U.S. income taxes on additional undistributed earnings of non-U.S. subsidiaries of approximately $483.4 million. The Company currently plans to permanently reinvest these undistributed earnings in its non-U.S. subsidiaries. If any portion were to be distributed, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings plus any available foreign tax credit carryovers. Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable.

          While non-US operations have been profitable overall, the Company has cumulative pre-tax loss carryforwards of $6.7 million, which are carried as net operating losses in certain international subsidiaries. If fully realized, the unexpired net operating losses may be carried forward to offset future local income tax payments, at current rates of tax, of $1.4 million. Approximately 37 percent of these net operating losses expire within the next three years, while the majority of the remaining net operating loss carryforwards have no statutory expiration under current local laws. However, as it is more likely than not that certain of these losses will not be realized, a valuation allowance of $1.1 million exists as of July 31, 2009.

          The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, on August 1, 2007. The standard defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that in the Company’s judgment is greater than 50 percent likely to be realized. As a result of the implementation of FIN 48, the Company recognized a $0.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the August 1, 2007, balance of retained earnings. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (thousands of dollars):

	2009	2008
	(thousands of dollars)
Gross unrecognized tax benefits at beginning of fiscal year	$32,002	$28,209
Additions for tax positions of the current year	3,527	8,221
Additions for tax positions of prior years	772	2,322
Reductions for tax positions of prior years	(8,258)	(540)
Settlements	(10,092)	—
Reductions due to lapse of applicable statute of limitations	(1,023)	(6,210)
Gross unrecognized tax benefits at end of fiscal year	$16,928	$32,002

          The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the fiscal year ended July 31, 2009, the Company recognized interest expense, net of tax benefit, of approximately $0.7 million. At July 31, 2009 and 2008, accrued interest and penalties on a gross basis were $1.8 million and $5.7 million respectively.

          The Company’s uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. The following tax years, in addition to the current year, remain subject to examination, at least for certain issues, by the major tax jurisdictions indicated:

Major Jurisdictions	Open Tax Years
Belgium	2005 through 2008
China	2000 through 2008
France	2006 through 2008
Germany	2004 through 2008
Italy	2003 through 2008
Mexico	2004 through 2008
United Kingdom	2007 through 2008
United States	2007 through 2008

          If the Company were to prevail on all unrecognized tax benefits recorded, substantially all of the unrecognized tax benefits would benefit the effective tax rate. With an average statute of limitations of about 5 years, up to $1.4 million of the unrecognized tax benefits could potentially be realized in the next 12 month period, unless extended by audit.

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

          The Engine Products segment sells to OEMs in the construction, mining, agriculture, aerospace, defense and truck markets and to independent distributors, OEM dealer networks, private label accounts and large equipment fleets. Products include air filtration systems, exhaust and emissions systems, liquid filtration systems and replacement filters.

          The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines, and OEMs and end-users requiring highly purified air. Products include dust, fume and mist collectors, compressed air purification systems, air filter systems for gas turbines and specialized air filtration systems for applications including computer hard disk drives.

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

          The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating profit and other financial information shown below.

          Segment detail is summarized as follows:

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company
	(thousands of dollars)
2009
Net sales	$1,001,961	$866,668	$—	$1,868,629
Depreciation and amortization	31,517	21,156	5,924	58,597
Equity earnings in unconsolidated affiliates	2,172	94	—	2,266
Earnings before income taxes	83,797	89,526	(11,898)	161,425
Assets	610,341	495,228	228,427	1,333,996
Equity investments in unconsolidated affiliates	15,474	517	—	15,991
Capital expenditures, net of acquired businesses	24,785	16,637	4,658	46,080
2008
Net sales	$1,229,171	$1,003,350	$—	$2,232,521
Depreciation and amortization	27,386	19,314	10,032	56,732
Equity earnings in unconsolidated affiliates	1,876	34	—	1,910
Earnings before income taxes	158,931	102,420	(25,188)	236,163
Assets	628,444	590,273	329,905	1,548,622
Equity investments in unconsolidated affiliates	15,190	506	—	15,696
Capital expenditures, net of acquired businesses	34,830	24,564	12,758	72,152
2007
Net sales	$1,084,262	$834,566	$—	$1,918,828
Depreciation and amortization	23,735	16,512	9,319	49,566
Equity earnings in unconsolidated affiliates	6,128	(225)	—	5,903
Earnings before income taxes	140,762	80,321	(16,222)	204,861
Assets	540,510	510,817	267,690	1,319,017
Equity investments in unconsolidated affiliates	14,968	2,445	—	17,413
Capital expenditures, net of acquired businesses	37,083	25,798	14,559	77,440

          Following are net sales by product within the Engine Products segment and Industrial Products segment:

	2009	2008	2007
	(thousands of dollars)
Engine Products segment:
Off-Road Products*	$362,785	$448,681	$352,065
On-Road Products	71,958	123,146	166,370
Aftermarket Products**	567,218	657,344	565,827
Total Engine Products segment	1,001,961	1,229,171	1,084,262
Industrial Products segment:
Industrial Filtration Solutions Products	503,611	600,526	515,022
Gas Turbine Products	206,760	213,138	158,025
Special Applications Products	156,297	189,686	161,519
Total Industrial Products segment	866,668	1,003,350	834,566
Total Company	$1,868,629	$2,232,521	$1,918,828

*	Includes Aerospace and Defense products.

**	Includes replacement part sales to the Company’s OEM Customers.

          Geographic sales by origination and property, plant and equipment:

	Net Sales	Property, Plant & Equipment — Net
	(thousands of dollars)
2009
United States	$778,979	$141,052
Europe	567,117	138,350
Asia-Pacific	419,423	71,686
Other	103,110	29,980
Total	$1,868,629	$381,068
2008
United States	$888,658	$144,429
Europe	766,797	166,195
Asia-Pacific	471,275	65,829
Other	105,791	38,706
Total	$2,232,521	$415,159
2007
United States	$827,648	$142,511
Europe	615,049	129,564
Asia-Pacific	397,080	61,057
Other	79,051	31,301
Total	$1,918,828	$364,433

          Concentrations There were no Customers over 10 percent of net sales during Fiscal 2009. Sales to one Customer accounted for 10 percent of net sales in Fiscal 2008 and 2007. There were no Customers over 10 percent of gross accounts receivable in Fiscal 2009 and 2008.

NOTE K
Commitments and Contingencies

          Guarantees to Related Party The Company and its partner, Caterpillar Inc., in an unconsolidated joint venture, Advanced Filtration Systems Inc., guarantee certain debt of the joint venture. As of July 31, 2009, the joint venture had $27.7 million of outstanding debt. In addition, during Fiscal 2009, 2008 and 2007, the Company recorded its equity in earnings of this equity method investment of $1.0 million, $0.6 million and $5.0 million and royalty income of $5.1 million, $5.4 million and $0.4 million, respectively.

          The Company provides for warranties on certain products. In addition, the Company may incur specific Customer warranty issues. Following is a reconciliation of warranty reserves (in thousands of dollars):

Balance at August 1, 2007	$8,545
Accruals for warranties issued during the reporting period	3,634
Accruals related to pre-existing warranties (including changes in estimates)	3,982
Less settlements made during the period	(4,638)
Balance at July 31, 2008	$11,523
Accruals for warranties issued during the reporting period	2,942
Accruals related to pre-existing warranties (including changes in estimates)	(2,141)
Less settlements made during the period	(3,109)
Balance at July 31, 2009	$9,215

          At July 31, 2009 and 2008, the Company had a contingent liability for standby letters of credit totaling $20.0 million and $18.5 million, respectively, which have been issued and are outstanding. The letters of credit guarantee payment to beneficial third parties in the event the Company is in breach of specified contract terms as detailed in each letter of credit. At July 31, 2009 and 2008, there were no amounts drawn upon these letters of credit.

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

NOTE L
Restructuring

          The following is a reconciliation of restructuring reserves (in thousands of dollars):

Balance at July 31, 2008	$—
Accruals for restructuring during the reporting period	17,755
Less settlements made during the period	(13,915)
Balance at July 31, 2009	$3,840

          The dramatic downturn in the worldwide economy made signification cost reduction actions necessary during Fiscal 2009. As a result, costs incurred and shown in the table above are primarily associated with workforce reductions of 2,800 since the beginning of the fiscal year. Gross margin and operating expenses include $10.1 million and $7.7 million of restructuring expenses, respectively. The Engine Products segment, Industrial Products segment, and Corporate and Unallocated incurred $7.2 million, $10.1 million and $0.5 million, respectively.

          The Company expects to settle its remaining liability during Fiscal 2010.

NOTE M
Subsequent Events

          The Company has evaluated and reviewed for subsequent events that would impact the financial statements for the 12 months ended July 31, 2009, through the issuance date of the financials, September 25, 2009.

NOTE N
Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(thousands of dollars, except per share amounts)
2009
Net sales	$573,260	$460,601	$413,447	$421,321
Gross margin	186,703	134,012	130,782	138,209
Net earnings	47,962	33,793	26,598	23,554
Basic earnings per share	.62	.43	.34	.30
Diluted earnings per share	.60	.43	.34	.30
Dividends declared per share	—	.230	—	.230
Dividends paid per share	.110	.115	.115	.115

2008
Net sales	$525,576	$511,763	$587,760	$607,422
Gross margin	172,864	163,185	188,266	201,547
Net earnings	43,323	34,070	45,987	48,573
Basic earnings per share	.54	.43	.58	.62
Diluted earnings per share	.53	.42	.57	.60
Dividends declared per share	—	.210	—	.220
Dividends paid per share	.100	.100	.110	.110

          The quarters ended January 31, 2009, April 30, 2009, and July 31, 2009, include restructuring charges after-tax of $2.9 million or $0.04 per share, $4.7 million or $0.06 per share and $4.5 million or $0.05 per share, respectively.

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

Changes in Internal Control over Financial Reporting

          No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with such evaluation during the fiscal quarter ended July 31, 2009, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

          See Management’s Report on Internal Control over Financial Reporting under Item 8 on page 27.

Report of Independent Registered Public Accounting Firm

          See Report of Independent Registered Public Accounting Firm under Item 8 on page 28.

Item 9B. Other Information

          None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

          The information under the captions “Item 1: Election of Directors”; “Director Selection Process,” “Audit Committee,” “Audit Committee Expertise; Complaint-Handling Procedures,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2009 Proxy Statement is incorporated herein by reference. Information on the Executive Officers of the Company is found under the caption “Executive Officers of the Registrant” on page 7 of this Annual Report on Form 10-K.

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

Item 11. Executive Compensation

          The information under the captions “Compensation Committee Report,” “Executive Compensation” and ‘Director Compensation” of the Company’s proxy statement for the 2009 annual shareholders meeting is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information under the caption “Security Ownership” of the Company’s proxy statement for the 2009 annual shareholders meeting is incorporated herein by reference.

          The following table sets forth information as of July 31, 2009, regarding the Company’s equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
1980 Master Stock Compensation Plan:
Stock Options	—	—	—
Deferred Stock Gain Plan	54,667	$13.2261	—
1991 Master Stock Compensation Plan:
Stock Options	1,350,821	$18.2605	—
Deferred Stock Option Gain Plan	326,612	$30.6203	—
Deferred LTC/Restricted Stock	156,304	$21.6543	—
2001 Master Stock Incentive Plan:
Stock Options	3,112,012	$30.3412	See Note 1
Deferred LTC/Restricted Stock	158,437	$30.7006	See Note 1
Long Term Compensation	12,334	$43.9300	See Note 1
Subtotal for plans approved by security holders:	5,171,187	$26.8030
Equity compensation plans not approved by security holders
Nonqualified Stock Option Program for Non-Employee Directors	535,292	$29.0432	See Note 2
ESOP Restoration	30,878	$12.2894	See Note 3
Subtotal for plans not approved by security holders:	556,170	$28.1294
Total:	5,737,357	$26.9339

Note 1: Shares authorized for issuance during the 10-year term are limited in each plan year to 1.5% of the Company’s “outstanding shares” (as defined in the 2001 Master Stock Incentive Plan).

Note 2: The stock option program for non-employee directors (filed as exhibit 10-N to the Company’s 1998 Form 10-K report) provides for each non-employee director to receive annual option grants of 7,200 shares. The 2001 Master Stock Incentive Plan, which was approved by the Company’s stockholders on November 16, 2001, also provides for the issuance of stock options to non-employee directors.

Note 3: The Company has a non-qualified ESOP Restoration Plan established on August 1, 1990 (filed as exhibit 10-E to the Company’s Form 10-Q for the quarter ended January 31, 1998), to supplement the benefits for executive employees under the Company’s Employee Stock Ownership Plan that would otherwise be reduced because of the compensation limitations under the Internal Revenue Code. The ESOP’s 10-year term was completed on July 31, 1997, and the only ongoing benefits under the ESOP Restoration Plan are the accrual of dividend equivalent rights to the participants in the Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

          The information under the caption “Policy and Procedures Regarding Transactions with Related Persons” of the Company’s proxy statement for the 2009 annual shareholders meeting is incorporated here by reference.

Item 14.	Principal Accounting Fees and Services

          The information under “Audit Committee Report” of the Company’s proxy statement for the 2009 annual shareholders meeting is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

          Documents filed with this report:

(1)	Financial Statements
Consolidated Statements of Earnings — years ended July 31, 2009, 2008 and 2007
Consolidated Balance Sheets — July 31, 2009 and 2008
Consolidated Statements of Cash Flows — years ended July 31, 2009, 2008 and 2007
Consolidated Statements of Changes in Shareholders’ Equity — years ended July 31, 2009, 2008 and 2007
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

DONALDSON COMPANY, INC.

Date:	September 25, 2009	By:

William M. Cook
Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 25, 2009.

President, Chief Executive Officer and Chairman (principal executive officer)

William M. Cook

Vice President and Chief Financial Officer (principal financial officer)

Thomas R. VerHage

Controller (principal accounting officer)

James F. Shaw

*	Director
F. Guillaume Bastiaens

*	Director
Janet M. Dolan

*	Director
Jack W. Eugster

*	Director
John F. Grundhofer

*	Director
Michael J. Hoffman

*	Director
Paul David Miller

*	Director
Jeffrey Noddle

*	Director
Willard D. Oberton

*	Director
John P. Wiehoff

*By:
Norman C. Linnell
As attorney-in-fact

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

DONALDSON COMPANY, INC. AND SUBSIDIARIES
(thousands of dollars)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (A)	Deductions (B)	Balance at End of Period
Year ended July 31, 2009:

Allowance for doubtful accounts deducted from accounts receivable	$7,509	$1,240	$(534)	$(828)	$7,387

Year ended July 31, 2008:

Allowance for doubtful accounts deducted from accounts receivable	$6,768	$1,126	$537	$(922)	$7,509

Year ended July 31, 2007:

Allowance for doubtful accounts deducted from accounts receivable	$8,398	$914	$358	$(2,902)	$6,768

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

* 3-C	—	Amended and Restated Bylaws of Registrant (as of January 30, 2009) (Filed as Exhibit 3-C to Form 10-Q for the second quarter ended January 31, 2009)

* 4	—	**

* 4-A	—

Preferred Stock Amended and Restated Rights Agreement between Registrant and Wells Fargo Bank, N.A., as Rights Agent, dated as of January 27, 2006 (Filed as Exhibit 4.1 to Form 8-K Report filed February 1, 2006)

*10-A	—	Officer Annual Cash Incentive Plan (Filed as Exhibit 10-A to 2006 Form 10-K Report)***

*10-B	—	1980 Master Stock Compensation Plan as Amended (Filed as Exhibit 10-A to Form 10-Q Report filed for the first quarter ended October 31, 2008)***

*10-C	—	Form of Performance Award Agreement under 1991 Master Stock Compensation Plan (Filed as Exhibit 10-B to Form 10-Q Report filed for the first quarter ended October 31, 2008)***

10-D	—	ESOP Restoration Plan (2003 Restatement)

*10-E	—	Deferred Compensation Plan for Non-employee Directors as amended (Filed as Exhibit 10-C to Form 10-Q Report filed for the first quarter ended October 31, 2008)***

*10-F	—	Independent Director Retirement and Benefit Plan as amended (Filed as Exhibit 10-D to Form 10-Q Report filed for the first quarter ended October 31, 2008)***

10-G	—	Excess Pension Plan (2003 Restatement)

10-H	—	Supplementary Executive Retirement Plan (2003 Restatement)

*10-I	—	1991 Master Stock Compensation Plan as amended (Filed as Exhibit 10-E to Form 10-Q Report filed for the first quarter ended October 31, 2008)***

*10-J	—	Form of Restricted Stock Award under 1991 Master Stock Compensation Plan (Filed as Exhibit 10-F to Form 10-Q Report filed for the first quarter ended October 31, 2008)***

*10-K	—	Form of Agreement to Defer Compensation for certain Executive Officers (Filed as Exhibit 10-G to Form 10-Q Report filed for the first quarter ended October 31, 2008)***

*10-L	—	Stock Option Program for Non-employee Directors (Filed as Exhibit 10-H to Form 10-Q Report filed for the first quarter ended October 31, 2008)***

*10-M	—

Note Purchase Agreement among Donaldson Company, Inc. and certain listed Insurance Companies Dated as of July 15, 1998 (Filed as Exhibit 10-I to Form 10-Q Report filed for the first quarter ended October 31, 2008)

*10-N	—

Second Supplement and First Amendment to Note Purchase Agreement among Donaldson Company, Inc. and certain listed Insurance Companies dated as of September 30, 2004 (Filed as Exhibit 10-A to Form 10-Q Report for the Second Quarter ended January 31, 2005)

10-O	—	2001 Master Stock Incentive Plan

*10-P	—	Form of Officer Stock Option Award Agreement under the 2001 Master Stock Incentive Plan (Filed as Exhibit 10-A to Form 10-Q Report for the First Quarter ended October 31, 2004)***

*10-Q	—

Form of Non-Employee Director Non-Qualified Stock Option Agreement under the 2001 Master Stock Incentive Plan (Filed as Exhibit 10-B to Form 10-Q Report for the First Quarter ended October 31, 2004)***

*10-R	—	Agreement dated August 29, 2005, by and between Donaldson Company, Inc. and William G. Van Dyke (Filed as Exhibit 99.1 to Form 8-K Report filed August 29, 2005)***

*10-S	—	Restated Compensation Plan for Non-Employee Directors dated July 28, 2006 (Filed as Exhibit 99.1 to Form 8-K Report filed August 4, 2006)***

*10-T	—	Restated Long-Term Compensation Plan dated May 23, 2006 (Filed as Exhibit 99.2 to Form 8-K Report filed August 4, 2006)***

*10-U	—	Qualified Performance-Based Compensation Plan (Filed as Exhibit 10-DD to 2006 Form 10-K Report)***

*10-V	—	Deferred Compensation and 401(k) Excess Plan (2005 Restatement) (Filed as Exhibit 10-EE to 2006 Form 10-K Report)***

*10-W	—	Deferred Stock Option Gain Plan (2005 Restatement) (Filed as Exhibit 10-FF to 2006 Form 10-K Report)***

*10-X	—	Excess Pension Plan (2005 Restatement) (Filed as Exhibit 10-GG to 2006 Form 10-K Report)***

*10-Y	—	Supplemental Executive Retirement Plan (2005 Restatement) (Filed as Exhibit 10-HH to 2006 Form 10-K Report)***

*10-Z	—	Form of Management Severance Agreement for Executive Officers (Filed as Exhibit 10-A to Form 10-Q Report for the Third Quarter ended April 30, 2008)***

11	—	Computation of net earnings per share (See “Earnings Per Share” in “Summary of Significant Accounting Policies” in Note A in the Notes to Consolidated Financial Statements on page 33)

21	—	Subsidiaries

23	—	Consent of PricewaterhouseCoopers LLP

24	—	Powers of Attorney

31-A	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibit has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference as an exhibit.

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