Form 10-Q
period 2009-10-31
DONALDSON CO INC
filed 2009-12-10
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2009 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.

Commission File Number 1-7891

DONALDSON COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 West 94th Street
Minneapolis, Minnesota 55431
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (952) 887-3131

(a) Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $5 Par Value – 77,125,980 shares as of October 31, 2009.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended October 31,
	2009	2008
Net sales	$428,080	$573,260

Cost of sales	279,680	386,557

Gross margin	148,400	186,703

Operating expenses	95,956	117,016

Operating income	52,444	69,687

Other income, net	(520)	(3,104)

Interest expense	2,950	4,290

Earnings before income taxes	50,014	68,501

Income taxes	15,445	20,539

Net earnings	$34,569	$47,962

Weighted average shares outstanding	78,046,174	77,998,402

Diluted shares outstanding	79,295,101	79,663,563

Basic earnings per share	$0.44	$0.61

Diluted earnings per share	$0.44	$0.60

Dividends paid per share	$0.115	$0.110

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share amounts)
(Unaudited)

	October 31, 2009	July 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$188,189	$143,687
Accounts receivable, less allowance of $7,356 and $7,387	283,502	280,187
Inventories	189,184	180,238
Prepaids and other current assets	64,227	72,655
Total current assets	725,102	676,767
Property, plant and equipment, at cost	899,880	882,547
Less accumulated depreciation	(518,865)	(501,479)
Property, plant and equipment, net	381,015	381,068
Goodwill	170,975	169,027
Intangible assets	64,416	65,386
Other assets	44,820	41,748
Total Assets	$1,386,328	$1,333,996

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$28,774	$29,558
Current maturities of long-term debt	5,507	5,496
Trade accounts payable	130,931	123,063
Other current liabilities	142,604	141,967
Total current liabilities	307,816	300,084
Long-term debt	251,777	253,674
Deferred income taxes	9,806	9,416
Other long-term liabilities	82,896	82,204
Total Liabilities	652,295	645,378

SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $5 par value, 120,000,000 shares authorized, 88,643,194 issued	443,216	443,216
Retained earnings	649,721	615,817
Stock compensation plans	20,175	19,894
Accumulated other comprehensive income (loss)	6,291	(9,677)
Treasury stock, at cost – 11,437,006 and 11,295,409 shares at October 31, 2009, and July 31, 2009, respectively	(385,370)	(380,632)
Total Shareholders’ Equity	734,033	688,618
Total Liabilities and Shareholders’ Equity	$1,386,328	$1,333,996

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Three Months Ended October 31,
	2009	2008
OPERATING ACTIVITIES

Net earnings	$34,569	$47,962
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	15,173	14,074
Changes in operating assets and liabilities	21,078	(10,317)
Tax benefit of equity plans	(498)	(1,590)
Stock compensation plan expense	737	957
Other, net	(999)	677
Net cash provided by operating activities	70,060	51,763

INVESTING ACTIVITIES

Net expenditures on property and equipment	(7,741)	(11,459)
Acquisitions, investments and divestitures, net	(250)	(74,508)
Net cash used in investing activities	(7,991)	(85,967)

FINANCING ACTIVITIES

Purchase of treasury stock	(7,379)	(32,773)
Proceeds from long-term debt	—	89
Repayments of long-term debt	(5,125)	(5,261)
Change in short-term borrowings	(555)	75,129
Dividends paid	(8,896)	(8,538)
Tax benefit of equity plans	498	1,590
Exercise of stock options	882	939
Net cash provided by / (used in) financing activities	(20,575)	31,175

Effect of exchange rate changes on cash	3,008	(11,261)

Increase (decrease) in cash and cash equivalents	44,502	(14,290)

Cash and cash equivalents - beginning of year	143,687	83,357

Cash and cash equivalents - end of period	$188,189	$69,067

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Certain amounts in the prior period have been reclassified to conform to the current presentation. The reclassifications had no impact on the Company’s net earnings or shareholders’ equity as previously reported. Operating results for the three month period ended October 31, 2009, are not necessarily indicative of the results that may be expected for future periods. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2009.

Note B – Inventories

          The components of inventory as of October 31, 2009, and July 31, 2009, are as follows (thousands of dollars):

	October 31, 2009	July 31, 2009
Materials	$72,075	$71,518
Work in process	21,473	20,022
Finished products	95,636	88,698
Total inventories	$189,184	$180,238

Note C – Accounting for Stock-Based Compensation

          Stock-based employee compensation cost is recognized using the fair-value based method for all awards. The Company determined the fair value of its option awards using the Black-Scholes option pricing model. The following assumptions were used to value the options granted during the three months ended October 31, 2009: 7 year expected life; expected volatility of 25.1 percent; risk-free interest rate of 3.3 percent; and annual dividend yield of 1.0 percent. The expected life selected for options granted during the period represents the period of time that the options are expected to be outstanding based on the contractual life and historical data of option holder exercise, and termination behavior. Expected volatilities are based upon historical volatility of the Company’s stock over a period at least equal to the expected life of each option grant. Option grants are priced at the fair market value of the Company’s stock on the date of grant. The weighted average fair value for options granted during the three months ended October 31, 2009, and 2008, was $10.06 per share and $12.57 per share, respectively. For the three months ended October 31, 2009, the Company recorded pretax compensation expense associated with stock options of $0.3 million and recorded $0.1 million of related tax benefit. For the three months ended October 31, 2008, the Company recorded pretax compensation expense associated with stock options of $0.4 million and recorded $0.2 million of related tax benefit.

          The following table summarizes stock option activity during the three months ended October 31, 2009:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at July 31, 2009	4,998,125	$26.94
Granted	18,750	$33.81
Exercised	(72,900)	$12.34
Canceled	(1,333)	$38.35
Outstanding at October 31, 2009	4,942,642	$27.18

          The total intrinsic value of options exercised during the three months ended October 31, 2009, and 2008, was $1.7 million and $5.0 million, respectively.

          The following table summarizes information concerning outstanding and exercisable options as of October 31, 2009:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$15 and below	536,692	0.85	$12.52	536,692	$12.52
$15 to $25	1,277,672	2.59	$18.02	1,277,672	$18.02
$25 to $35	2,480,461	5.31	$31.59	2,337,360	$31.48
$35 and above	647,817	7.69	$40.47	482,223	$40.62
	4,942,642	4.43	$27.18	4,633,947	$26.52

          At October 31, 2009, the aggregate intrinsic value of options outstanding and exercisable was $45.2 million and $44.9 million, respectively.

          As of October 31, 2009, there was $1.4 million of total unrecognized compensation cost related to non-vested stock options granted under the 2001 Master Stock Incentive Plan. This unvested cost is expected to be recognized during the remainder of Fiscal Years 2010, 2011, 2012, and 2013.

Note D – Net Earnings Per Share

          The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and dilutive shares relating to stock options, restricted stock, and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods. For the three months ended October 31, 2009, and 2008, there were 425,104 options and 250,618 options excluded from the diluted net earnings per share calculation, respectively.

          In June 2008, FASB issued new guidance related to earnings per share. This guidance provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (EPS). The Company adopted the guidance in the first quarter of Fiscal 2010 and is required to retrospectively adjust all prior-period EPS data. The resulting impact of the adoption of the guidance was to include 0.1 million and 0.1 million of unvested restricted shares in the basic weighted average shares outstanding calculation for the three months ended October 31, 2009, and 2008, respectively. This change resulted in a $0.01 reduction in the Company’s basic EPS as reported in the prior period. There was no change in diluted EPS.

          The following table presents information necessary to calculate basic and diluted net earnings per common share (thousands, except per share amounts):

	Three Months Ended October 31,
	2009	2008
Weighted average shares outstanding basic	78,046	77,998
Diluted share equivalents	1,249	1,666
Weighted average shares outstanding – diluted	79,295	79,664

Net earnings for basic and diluted earnings per share computation	$34,569	$47,962

Net earnings per share – basic	$0.44	$0.61
Net earnings per share – diluted	$0.44	$0.60

Note E – Shareholders’ Equity

          The Company reports accumulated other comprehensive income (loss) as a separate item in the shareholders’ equity section of the balance sheet.

          Total comprehensive income (loss) and its components are as follows (thousands of dollars):

	Three Months Ended October 31,
	2009	2008
Net earnings	$34,569	$47,962
Foreign currency translation gain (loss)	15,281	(101,791)
Net gain on hedging derivatives, net of deferred taxes	117	1,048
Pension and postretirement liability adjustment, net of deferred taxes	570	366
Total comprehensive income (loss)	$50,537	$(52,415)

          Total accumulated other comprehensive income (loss) and its components at October 31, 2009, and July 31, 2009, are as follows (thousands of dollars):

	October 31, 2009	July 31, 2009
Foreign currency translation adjustment	$90,436	$75,155
Net loss on hedging derivatives, net of deferred taxes	(277)	(394)
Pension and postretirement liability, net of deferred taxes	(83,868)	(84,438)
Total accumulated other comprehensive income (loss)	$6,291	$(9,677)

          During the first quarter of Fiscal 2010, the Company repurchased 0.2 million shares for $7.4 million at an average price of $33.65 per share. As of October 31, 2009, the Company had remaining authorization to repurchase up to 0.7 million shares pursuant to the current authorization.

Note F – Segment Reporting

          The Company has two reportable segments, Engine Products and Industrial Products, that have been identified based on the internal organization structure, management of operations, and performance evaluation. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, and interest income and expense. The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report the operating profit and other financial information shown below. Segment detail is summarized as follows (thousands of dollars):

	Engine Products	Industrial Products	Corporate and Unallocated	Total Company
Three Months Ended October 31, 2009:
Net sales	$243,972	$184,108	—	$428,080
Earnings before income taxes	30,900	22,336	(3,222)	50,014
Assets	626,293	504,132	255,903	1,386,328

Three Months Ended October 31, 2008:
Net sales	$308,777	$264,483	—	$573,260
Earnings before income taxes	36,145	34,568	(2,212)	68,501
Assets	659,690	593,135	242,056	1,494,881

          There were no Customers over 10 percent of net sales for the three months ended October 31, 2009. Sales to one Customer accounted for 10 percent of net sales for the three months ended October 31, 2008. There were no Customers over 10 percent of gross accounts receivable as of October 31, 2009, and 2008.

Note G – Goodwill and Other Intangible Assets

          The Company’s most recent annual impairment assessment for goodwill was completed during the third quarter of Fiscal 2009. The results of this assessment showed that the fair values of the reporting units to which goodwill is assigned continue to be higher than the book values of the respective reporting units, resulting in no goodwill impairment. Goodwill is assessed for impairment between annual assessments whenever events or circumstances make it more likely than not that an impairment may have occurred. No goodwill was impaired during the three months ended October 31, 2009, or 2008. The Company has allocated goodwill to reporting units within its Industrial Products and Engine Products segments. Following is a reconciliation of goodwill for the three months ending October 31, 2009 (thousands of dollars):

	Engine Products	Industrial Products	Total Goodwill
Balance as of August 1, 2009	$61,582	$107,445	$169,027
Foreign exchange translation	318	1,630	1,948
Balance as of October 31, 2009	$61,900	$109,075	$170,975

          As of October 31, 2009, other intangible assets were $64.4 million, a $1.0 million decrease from the balance of $65.4 million at July 31, 2009. The decrease in other intangible assets is due to amortization, partially offset by foreign exchange translation.

Note H – Guarantees

          The Company and Caterpillar, Inc., in an unconsolidated joint venture, Advanced Filtration Systems, Inc. (AFSI), the shares of which are owned equally by the parties, guarantees certain debt of the joint venture. As of October 31, 2009, the joint venture had $28.0 million of outstanding debt of which the Company guarantees half. During the three months ended October 31, 2009, the Company did not have any material earnings for this equity method investment. During the three months ended October 31, 2008, the Company recorded $0.4 million of earnings for this equity method investment. During the three months ended October 31, 2009, and 2008, the Company also recorded royalty income of $1.2 million and $1.7 million, respectively, related to AFSI.

          The Company estimates warranty costs using standard quantitative measures based on historical warranty claim experience and evaluation of specific Customer warranty issues. Following is a reconciliation of warranty reserves for the three months ended October 31, 2009, and 2008 (thousands of dollars):

	October 31, 2009	October 31, 2008
Beginning balance	$9,215	$11,523
Accruals for warranties issued during the reporting period	477	1,011
Accruals related to pre-existing warranties (including changes in estimates)	(230)	323
Less settlements made during the period	(440)	(480)
Ending balance	$9,022	$12,377

          At October 31, 2009, the Company had a contingent liability for standby letters of credit totaling $20.0 million that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of specified bond financing agreement and insurance contract terms as detailed in each letter of credit. At October 31, 2009, there were no amounts drawn upon these letters of credit.

Note I – Employee Benefit Plans

          The Company and certain of its international subsidiaries have defined benefit pension plans for many of their hourly and salaried employees. There are two types of domestic plans. The first type of domestic plan is a traditional defined benefit pension plan primarily for production employees. The second is a plan for salaried workers that provides defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit comprised of a percentage of current salary that varies with years of service, interest credits, and transition credits. The international plans generally provide pension benefits based on years of service and compensation level.

          Net periodic pension costs for the Company’s pension plans include the following components (thousands of dollars):

	Three Months Ended October 31,
	2009	2008
Service cost	$3,318	$3,913
Interest cost	4,922	4,649
Expected return on assets	(7,156)	(7,092)
Transition amount amortization	60	38
Prior service cost amortization	74	106
Actuarial loss amortization	732	54
Total periodic benefit cost	$1,950	$1,668

          The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. For the three months ended October 31, 2009, the Company made $0.9 million in contributions to its non-U.S. pension plans. The Company has not made any contributions to its U.S. pension plans in the current year. The Company does not have any minimum contribution requirements for its U.S. plans but is assessing whether it will make a voluntary contribution in the current year. The Company estimates that it will make approximately $4 million in additional contributions to its non-U.S. pension plans during the remainder of Fiscal 2010.

Note J – Financial Instruments and Fair Values

          The Company uses forward exchange contracts to manage its exposure to fluctuations in foreign exchange rates. The Company also uses interest rate swaps to manage its exposure to changes in the fair value of its fixed-rate debt resulting from interest rate fluctuations. It is the Company’s policy to enter into derivative transactions only to the extent true exposures exist; the Company does not enter into derivative transactions for speculative or trading purposes. The Company enters into derivative transactions only with highly rated counterparties. These transactions may expose the Company to credit risk to the extent that the instruments have a positive fair value, but the Company has not experienced any material losses, nor does the Company anticipate any material losses.

          The Company enters into forward exchange contracts of generally less than one year to hedge forecasted transactions between its subsidiaries, and to reduce potential exposure related to fluctuations in foreign exchange rates for existing recognized assets and liabilities. It also utilizes forward exchange contracts for anticipated intercompany and third-party transactions such as purchases, sales, and dividend payments denominated in local currencies. Forward exchange contracts are designated as cash flow hedges as they are designed to hedge the variability of cash flows associated with the underlying existing recognized or anticipated transactions. Changes in the value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) in shareholders’ equity until earnings are affected by the variability of the underlying cash flows. At that time, the applicable amount of gain or loss from the derivative instrument that is deferred in shareholders’ equity is reclassified to earnings. Effectiveness is measured using spot rates to value both the hedge contract and the hedged item. The excluded forward points, as well as any ineffective portions of hedges, are recorded in earnings through the same line as the underlying transaction. During the first three months of Fiscal 2010, $0.1 million of losses were recorded due to the exclusion of forward points from the assessment of hedge effectiveness.

          These unrealized losses and gains are reclassified, as appropriate, as earnings are affected by the variability of the underlying cash flows during the term of the hedges. The Company expects to record $0.5 million of net deferred losses from these forward exchange contracts during the next twelve months.

          The Company is exposed to changes in the fair value of its fixed-rate debt resulting from interest rate fluctuations. To hedge this exposure, the Company entered into two fixed-to-variable interest rate swaps, for $80 million and $25 million, respectively. These interest rate swaps are accounted for as fair value hedges. Changes in the payment of interest resulting from the interest rate swaps are recorded as an offset to interest expense.

          The Company entered into and settled an interest rate lock in October 2008. The interest rate lock settlement resulted in a $0.5 million gain, net of deferred taxes of $0.2 million, which is being amortized into income over the life of the related debt.

          The following summarizes the Company’s fair value of outstanding derivatives at October 31, 2009, and July 31, 2009, on the Consolidated Balance Sheets (thousands of dollars):

	October 31, 2009	July 31, 2009
Asset derivatives recorded under the caption Prepaids and other current assets
Foreign exchange contracts	$1,078	$493

Asset derivatives recorded under the caption Other assets
Interest rate swap asset	$1,700	$—

Liability derivatives recorded under the caption Other current liabilities
Foreign exchange contracts	$3,272	$2,366

          The impact on other comprehensive income (loss) (OCI) and earnings from foreign exchange contracts that qualified as cash flow hedges for the three months ended October 31, 2009, and 2008, was as follows (thousands of dollars):

	October 31, 2009	October 31, 2008
Net carrying amount at beginning of year	$(650)	$188
Cash flow hedges deferred in OCI	228	336
Cash flow hedges reclassified to income (effective portion)	(41)	238
Change in deferred taxes	(56)	4
Net carrying amount at October 31	$(519)	$766

          The Company’s derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals with a variety of major banks worldwide. In addition, only conventional derivative financial instruments are utilized. The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding at October 31, 2009, failed to perform according to the terms of its agreement. At this time, the Company does not require collateral or any other form of securitization to be furnished by the counterparties to its derivative instruments.

          The fair values of the Company’s financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price). The fair values are based on inputs other than quoted prices that are observable for the asset or liability. These inputs include foreign currency exchange rates and interest rates. The financial assets and financial liabilities are primarily valued using standard calculations / models that use as their basis readily observable market parameters. Industry standard data providers are the primary source for forward and spot rate information for both interest rates and currency rates.

	Significant Other Observable Inputs (Level 2)
	October 31, 2009	July 31, 2009
Forward exchange contracts – net asset (liability) position	$(2,194)	$(1,873)
Interest rate swaps – net asset (liability) position	1,700	—

Note K – Commitments and Contingencies

          The Company records provisions with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter. The Company believes the recorded reserves in its consolidated financial statements are adequate in light of the probable and estimable outcomes. The recorded liabilities were not material to the Company’s financial position, results of operation, and liquidity and the Company does not believe that any of the currently identified claims or litigation will materially affect its financial position, results of operation, and liquidity.

Note L – Income Taxes

          The effective tax rate for the three months ended October 31, 2009, was 30.9 percent, compared to a prior year rate of 30.0 percent. The higher rate this quarter was due to fewer favorable discrete items as compared to the prior year first quarter. Disregarding the discrete items, the average underlying tax rate for the current year improved over the prior year by 90 basis points to 31.6 percent from 32.5 percent. The current year underlying tax rate benefited from the mix of earnings between tax jurisdictions compared to the prior year and the reduced requirement for unrecognized tax benefit allowances following the effective settlement of income tax audits last year. Partially offsetting this benefit, the underlying tax rate was negatively impacted by the expiration of the Research and Experimentation Credit.

          The Company’s uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. The following tax years, in addition to the current year, remain subject to examination, at least for certain issues, by the major tax jurisdictions indicated:

Major Jurisdictions	Open Tax Years
Belgium	2005 through 2009
China	2000 through 2009
France	2006 through 2009
Germany	2004 through 2009
Italy	2003 through 2009
Japan	2009
Mexico	2004 through 2009
United Kingdom	2008 through 2009
United States	2007 through 2009

          At October 31, 2009, the total unrecognized tax benefits were $17.4 million, and accrued interest and penalties were $2.3 million. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. If the Company were to prevail on all unrecognized tax benefits recorded, substantially all of the amount recorded would reduce the effective tax rate. With an average statute of limitations of about 5 years, up to $1.7 million of the unrecognized tax benefits could potentially expire in the next 12 month period, unless extended by audit. It is reasonably possible that an additional reduction in unrecognized tax benefits may occur within the fiscal year due to settlement of several worldwide tax disputes; however, quantification of an estimated range and timing cannot be made at this time.

Note M – Restructuring

          The following is a reconciliation of restructuring reserves (in thousands of dollars):

Balance at July 31, 2009	$3,840
Accruals for restructuring during the reporting period	1,264
Less settlements made during the period	(1,926)
Balance at October 31, 2009	$3,178

          Certain restructuring actions commenced in Fiscal 2009 in response to the dramatic downturn in the worldwide economy. These actions and related costs carried over into Fiscal 2010. Gross margin and operating expenses include $0.8 million and $0.5 million of restructuring expenses, respectively. The Engine Products segment and Industrial Products segment incurred $0.9 million and $0.4 million of restructuring expenses, respectively.

          The Company expects to settle its existing liability during Fiscal 2010, but it does anticipate additional restructuring charges in Fiscal 2010 for actions under consideration by management.

Note N – Subsequent Events

          The Company has evaluated and reviewed for subsequent events that would impact the financial statements for the three months ended October 31, 2009, through the issuance date of the financials, December 10, 2009.

Note O – New Accounting Standards

          In December 2008, the Financial Accounting Standards Board (FASB) issued guidance that expands an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of adopting this guidance on its defined benefit pension and other postretirement plan note disclosures.

          In April 2009, the FASB issued new guidance on disclosures regarding fair value. The guidance requires disclosures about fair value of financial instruments for interim periods. The new guidance was effective for the Company for the quarter ended October 31, 2009, and expanded the Company’s disclosures regarding the use of fair value in interim periods.

          In June 2008, FASB issued new guidance related to earnings per share. This guidance provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (EPS). The Company adopted the guidance in the first quarter of Fiscal 2010 and is required to retrospectively adjust all prior-period EPS data. The resulting impact of the adoption of the guidance was to include 0.1 million and 0.1 million of unvested restricted shares in the basic weighted average shares outstanding calculation for the three months ended October 31, 2009, and 2008, respectively. This change did not result in a change to the Company’s basic or diluted EPS as reported in prior periods. In September 2006, the FASB issued new guidance that defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. This guidance applies whenever another standard requires (or permits) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. This guidance does not expand the use of fair value to any new circumstances, and was effective for the Company’s financial assets and liabilities for its Fiscal 2009 year beginning on August 1, 2008. This guidance was effective for the Company’s non-financial assets and liabilities for its Fiscal 2010 year beginning on August 1, 2009. The adoption of this guidance had no effect on the measurement of the Company’s assets and liabilities or on its consolidated financial position and results of operations.

          In December 2007, the FASB issued new revised guidance that changes the accounting for business combinations and their effects on the financial statements. In February 2009, the FASB issued guidance that amended certain provisions of that revised guidance related to assets acquired and liabilities assumed from contingencies. This new guidance was effective for the Company at the beginning of Fiscal 2010, and did not have a material impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The Company is a worldwide manufacturer of filtration systems and replacement parts. The Company’s product mix includes air and liquid filtration systems, and exhaust and emission control products. Products are manufactured at 40 plants around the world and through three joint ventures.

          The Company has two reporting segments: Engine Products and Industrial Products. Products in the Engine Products segment consist of air filtration systems, exhaust and emissions systems, liquid filtration systems, and replacement parts. The Engine Products segment sells to original equipment manufacturers (OEMs) in the construction, mining, agriculture, aerospace, defense, and truck markets, and to independent distributors, OEM dealer networks, private label accounts, and large equipment fleets. Products in the Industrial Products segment consist of dust, fume, and mist collectors, compressed air purification systems, liquid filtration systems, air filtration systems for gas turbines, and specialized air filtration systems for diverse applications including computer hard disk drives. The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines, and OEMs and end-users requiring clean air and liquids.

          The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report.

Overview

          The Company reported diluted net earnings per share of $0.44 for the first quarter of Fiscal 2010, down from $0.60 in the first quarter of the prior year. Net earnings for the quarter were $34.6 million, compared to $48.0 million in the first quarter of the prior year. The impact of foreign currency translation increased reported net earnings by 0.2 percent in the quarter. The Company reported sales in the first quarter of Fiscal 2010 of $428.1 million, a decrease of 25.3 percent from $573.3 million in the first quarter of the prior year. The impact of foreign currency translation increased reported sales by 1.2 percent in the quarter.

          The Company’s year-over-year comparisons were negative versus last year’s record first quarter sales and earnings. The Company expects the year-over-year comparisons to be negative again in its second quarter, as the recession began to impact the Company midway through last year’s second quarter; however, it expects the rate of decrease will be less. With the gradual forecasted improvement in its overall business conditions, the Company expects the second half of Fiscal 2010 comparisons versus last year will be positive.

          The Company’s sales were up for the second consecutive quarter on a sequential basis after bottoming out in the third quarter of Fiscal 2009. Conditions in many of the Company’s end markets have either stabilized or are beginning to recover and, while some other later-cycle end markets are still declining, the Company’s overall sales level is now beginning to improve. The Company’s Engine Products’ sales were up seven percent from the fourth quarter of Fiscal 2009 due to higher sales in Aftermarket Products, On-Road Products, and Off-Road Products. The Company’s Industrial Products’ sales were down five percent sequentially, although its Special Applications Products’ sales were up due to an improvement in the hard disk drive market.

          The Company increased its operating margin to 12.3 percent from last year’s first quarter of 12.2 percent, despite the 25.3 percent drop in sales. The Company benefited from the savings generated by its restructuring activities and its ongoing product and process cost reduction initiatives. These savings helped offset lower absorption of fixed costs in its manufacturing plants. The Company’s sales mix also helped deliver improved margins as its total replacement filter sales exceeded its first-fit sales for the quarter.

          The Company generated cash flow from operations of $70.1 million in the first quarter. This allowed the Company to continue to invest in its business for the future and reduce debt by another $6 million, while still increasing its international cash reserves and maintaining its dividend. The Company also resumed its long-standing share repurchase program during the quarter, purchasing 0.2 million of outstanding shares of common stock for $7.4 million.

Results of Operations

          Sales in the United States decreased $66.3 million or 28.0 percent for the first quarter of Fiscal 2010 compared to the first quarter of the prior year. Total international sales in U.S. dollars decreased $78.9 million or 23.4 percent in the first quarter compared to the prior year. In U.S. dollars, Europe sales decreased $53.4 million or 30.0 percent, Asia sales decreased $26.0 million or 20.1 percent, and other international sales increased $0.6 million or 2.0 percent for the first quarter of Fiscal 2010 as compared to the prior year period. Translated at constant exchange rates, total international sales decreased 25.4 percent over the prior year quarter.

          The impact of foreign currency translation during the first quarter of Fiscal 2010 increased sales by $6.6 million, or 1.2 percent from the prior year first quarter. Worldwide sales for the first quarter of Fiscal 2010, excluding the impact of foreign currency translation, decreased 26.5 percent from the first quarter of the prior year. The impact of foreign currency translation increased net earnings by $0.1 million for the first quarter of Fiscal 2010.

          Although net sales excluding foreign currency translation and net earnings excluding foreign currency translation are not measures of financial performance under GAAP, the Company believes they are useful in understanding its financial results. Both measures enable the Company to obtain a clearer understanding of the operating results of its foreign entities without the varying effects that changes in foreign currency exchange rates may have on those results. A shortcoming of these financial measures is that they do not reflect the Company’s actual results under GAAP. Management does not intend for these items to be considered in isolation or as a substitute for the related GAAP measures.

          Following is a reconciliation to the most comparable GAAP financial measure of this non-GAAP financial measure (thousands of dollars):

	Three Months Ended October 31,
	2009	2008

Net sales, excluding foreign currency translation	$421,471	$569,669
Foreign currency translation	6,609	3,591
Net sales	$428,080	$573,260

Net earnings, excluding foreign currency translation	$34,465	$48,304
Foreign currency translation	104	(342)
Net earnings	$34,569	$47,962

          Gross margin for the first quarter of Fiscal 2010 was 34.7 percent compared to 32.6 percent for the first quarter in the prior year. The Company had a year over year benefit of 180 basis points from a greater mix of higher-margin Aftermarket sales versus lower-margin first fit product sales in the first quarter. The lower absorption of fixed manufacturing costs in the quarter reduced gross margin by 130 basis points, net of savings from completed restructuring activities. All other factors, including cost reduction activities, $0.8 million of additional restructuring costs, and improved distribution efficiencies combined to increase gross margin by 160 basis points.

          Operating expenses of $96.0 million were down 18.0 percent from $117.0 million last year. The majority of the decrease was driven by $14.6 million in savings from previous restructuring actions and expense control programs, while the Company incurred an additional $0.5 million in restructuring costs in the quarter. The Company’s operating expense control programs remain in effect. Operating expenses for the quarter were 22.4 percent of sales, up from 20.4 percent last year.

          Other income for the first quarter of Fiscal 2010 totaled $0.5 million, compared to $3.1 million of other income in the first quarter of the prior year. Other income for the first quarter of Fiscal 2010 consisted of royalty income of $1.6 million, interest income of $0.3 million, income from unconsolidated affiliates of $0.2 million, and other miscellaneous income of $0.1 million partially offset by foreign exchange losses of $1.2 million, and charitable donations of $0.5 million. For the first quarter of Fiscal 2010, interest expense was $3.0 million, down from $4.3 million in the first quarter of the prior year, due to lower debt levels and lower interest rates on outstanding debt.

          The effective tax rate for the three months ended October 31, 2009, was 30.9 percent, compared to a prior year rate of 30.0 percent. The higher rate this quarter was due to fewer favorable discrete items as compared to the prior year first quarter. Disregarding the discrete items, the average underlying tax rate for the current year improved over the prior year by 90 basis points to 31.6 percent from 32.5 percent. The current year underlying tax rate benefited from the mix of earnings between tax jurisdictions compared to the prior year and the reduced requirement for unrecognized tax benefit allowances following the effective settlement of income tax audits last year. Partially offsetting this benefit, the underlying tax rate was negatively impacted by the expiration of the Research and Experimentation Credit.

Operations by Segment

          Following is financial information for the Company’s Engine Products and Industrial Products segments. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, and interest income and expense. Segment detail is summarized as follows (thousands of dollars):

	Engine Products	Industrial Products	Corporate and Unallocated	Total Company

Three Months Ended October 31, 2009:
Net sales	$243,972	$184,108	$—	$428,080
Earnings before income taxes	30,900	22,336	(3,222)	50,014
Assets	626,293	504,132	255,903	1,386,328

Three Months Ended October 31, 2008:
Net sales	$308,777	$264,483	$—	$573,260
Earnings before income taxes	36,145	34,568	(2,212)	68,501
Assets	659,690	593,135	242,056	1,494,881

          Following are net sales by product category within the Engine Products and Industrial Products segments (thousands of dollars):

	Three Months Ended October 31,
	2009	2008
Engine Products segment:
Off-road Products	$44,432	$86,257
Aerospace and Defense Products	29,186	28,567
On-Road Products	17,917	27,722
Aftermarket Products*	148,309	157,307
Retrofit Emissions Products	4,128	8,924
Total Engine Products segment	$243,972	$308,777

Industrial Products segment:
Industrial Filtration Solutions Products	$108,280	$155,207
Gas Turbine Products	34,225	59,885
Special Applications Products	41,603	49,391
Total Industrial Products segment	$184,108	$264,483

Total Company	$428,080	$573,260

* Includes replacement part sales to the Company’s original equipment manufacturer Engine Products Customers.

Engine Products Segment For the first quarter of Fiscal 2010, worldwide Engine Products sales were $244.0 million, a decrease of 21.0 percent from $308.8 million in the first quarter of the prior year. Total first quarter Engine Products sales in the United States decreased by 24.8 percent compared to the same period in the prior year, and international sales decreased by 17.0 percent as discussed below. The impact of foreign currency translation during the first quarter of Fiscal 2010 increased sales by $3.2 million, or 1.0 percent. Earnings before income taxes as a percentage of Engine Products segment sales of 12.7 percent increased from 11.7 percent in the prior year. This earnings improvement was driven by greater mix of higher-margin Aftermarket sales versus lower-margin first fit product sales and savings from completed restructuring actions of approximately $13 million, partially offset by lower absorption of fixed manufacturing costs due to the drop in production volumes and increased costs related to restructuring of $0.9 million.

          Worldwide sales of Off-Road Products in the first quarter of Fiscal 2010 were $44.4 million, a decrease of 48.5 percent from $86.3 million in the first quarter of the prior year. Domestic sales in Off-Road Products decreased 49.8 percent. International sales were down 47.4 percent from the first quarter of the prior year with decreases in Europe and Asia of 50.5 percent and 44.3 percent, respectively. Spending in U.S. residential and non-residential construction markets was down over prior year, resulting in a decrease in the sales of the Company’s products into those markets. The Company’s sales to the European agricultural end market decreased significantly in line with the fall in general market demand. Sales to the European construction equipment end market also decreased significantly, associated with decreased construction activity due to the economic downturn. In Asia, sales have declined significantly in the Japanese construction end markets, offset slightly by foreign exchange gains.

          Worldwide sales of Aerospace and Defense Products in the first quarter of Fiscal 2010 were $29.2 million, an increase of 2.2 percent from $28.6 million in the first quarter of the prior year. International Aerospace and Defense Products sales increased by 30.7 percent driven by increased sales in Europe of 28.8 percent, reflecting improved market share and an expansion of distribution capabilities. Sales decreased in the United States by 2.7 percent primarily as a result of slowdowns in government procurement for major defense programs, such as the Blackhawk helicopter and MRAP vehicles, partially offset by the benefit of the recent acquisition of Western Filter Corporation, which resulted in $5.3 million of incremental sales over the prior year.

          Worldwide sales of On-Road Products in the first quarter of Fiscal 2010 were $17.9 million, a decrease of 35.4 percent from $27.7 million in the first quarter of the prior year. International On-Road Products sales decreased by 36.0 percent driven by decreased sales in Europe and Asia of 51.9 percent and 22.0 percent, respectively, reflecting the current economic downturn for freight activity and new truck build rates. Sales decreased in the United States by 34.7 percent primarily as a result of a 39 percent decrease in Class 8 truck build rates and a 24 percent decrease in medium duty truck build rates by the Company’s Customers over the prior year quarter.

          Worldwide sales of Aftermarket Products in the first quarter were $148.3 million, a decrease of 5.7 percent from $157.3 million in the first quarter of the prior year. U.S. Aftermarket Products sales decreased 13.3 percent driven by decreases in equipment utilization rates in the mining, construction, and transportation industries. International sales were up 0.7 percent from the prior year quarter, as the Company has begun to see some recovery in parts of Asia and Mexico.

          Worldwide sales of Retrofit Emissions Products in the first quarter were $4.1 million, a decrease of 53.7 percent from $8.9 million in the first quarter of the prior year. Prior year sales reflect product sold in advance of the Environmental Protection Agency compliance regulation deadline of January 2009. The Company’s Retrofit Emissions Products sales are solely in the United States.

Industrial Products Segment For the first quarter of Fiscal 2010, worldwide sales in the Industrial Products segment were $184.1 million, a decrease of 30.4 percent from $264.5 million in the first quarter of the prior year. Total first quarter international Industrial Products sales were down 28.7 percent compared to the same period in the prior year, while sales in the United States decreased by 34.5 percent. The impact of foreign currency translation during the first quarter of Fiscal 2010 increased sales by $3.4 million, or 1.3 percent. Although the Company had savings from completed restructuring activities of approximately $14 million, earnings before income taxes as a percentage of Industrial Products segment sales decreased to 12.1 percent from 13.1 percent in the prior year. This decrease is a result of higher operating expenses as a percent of sales and additional costs related to restructuring of $0.4 million.

          Worldwide sales of Industrial Filtration Solutions Products in the first quarter were $108.3 million, a decrease of 30.2 percent from $155.2 million in the prior year. International sales decreased 27.8 percent over the prior year, with Europe sales decreasing 30.8 percent and Asia sales decreasing 25.4 percent. The continued decline in Europe was due to reduced demand for industrial dust collectors and compressed air purification systems due to the downturn in general manufacturing activity during the quarter. In Asia, capital spending for the dust collector first-fit business declined. North American general industrial activity also declined as evidenced by a 68 percent drop in machine tool consumption in the United States during 2009 as compared to 2008. Domestic sales decreased 35.0 percent over the prior year quarter as a result of this decline in general industrial activity. The results in the quarter were also impacted by the sale of the air dryer business in Maryville, Tennessee, on October 31, 2008, which decreased sales $1.7 million over last year.

          Worldwide sales of the Company’s Gas Turbine Products in the first quarter were $34.2 million, a decrease of 42.8 percent from sales of $59.9 million in the first quarter of the prior year. Sales declined due to a slowdown in Customer demand for large gas turbine power generation projects as a result of the decrease in electrical power generation needs. The Company’s Gas Turbine Products sales include large systems and as a result shipments and revenues can fluctuate from quarter to quarter.

          Worldwide sales of Special Application Products in the first quarter were $41.6 million, a decrease of 15.8 percent from $49.4 million in the prior year period. Domestic Special Application Products sales decreased 25.0 percent, primarily due to a reduction in demand for PTFE membrane filtration products. International sales of Special Application Products decreased 14.4 percent over the prior year. European sales decreased 51.7 percent, as a result of a reduction in demand for PTFE membrane filtration products and semiconductor fabrications. Asian sales decreased 6.2 percent due to lower demand for our Customers’ hard disk drives as compared to the prior year, based on a worldwide contraction in the end markets for computers, data storage devices, and other electronic products.

Liquidity and Capital Resources

          The Company generated $70.1 million of cash from operations during the first three months of Fiscal 2010 as compared to $51.8 million in the first quarter of the prior year. Operating cash flows increased primarily as a result of the decrease in incentive compensation payouts which resulted in less cash outflows of $12.1 million in the three months ended October 31, 2009, as compared to the three months ended October 31, 2008, a larger decrease in accounts receivable of $8.8 million, and an increase in accounts payable of $5.6 million versus a decrease in the prior year of $2.7 million. In the first three months of Fiscal 2010, operating cash flows and cash on hand were used to support $7.7 million in capital additions, the repurchase of 0.2 million outstanding shares of the Company’s common stock for $7.4 million, the repayment of $5.7 million in debt, and the payment of $8.9 million in dividends. For additional information regarding share repurchases see Part II Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

          At the end of the first quarter, the Company held $188.2 million in cash and cash equivalents, up from $143.7 million at July 31, 2009. Short-term debt totaled $28.8 million, down slightly from $29.6 million at July 31, 2009. The amount of unused lines of credit as of October 31, 2009, was approximately $561.6 million. Long-term debt of $251.8 million at October 31, 2009, decreased slightly from $253.7 million at July 31, 2009. Long-term debt represented 25.5 percent of total long-term capital, defined as long-term debt plus total shareholders’ equity, compared to 26.9 percent at July 31, 2009.

          The Company has not made any contributions to its U.S. pension plans in the current year. The Company does not have any minimum contribution requirements for its U.S. plans but is assessing whether it will make a voluntary contribution in the current year. The Company estimates that it will make approximately $4 million in additional contributions to its non-U.S. pension plans during the remainder of Fiscal 2010. Future estimates of the Company’s pension plan contributions may change significantly depending on the actual rate of return on plan assets, discount rates, and regulatory requirements.

          The following table summarizes the Company’s contractual obligations as of October 31, 2009 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 Years	More than 5 years
Long-term debt obligations	$254,373	$4,986	$43,319	$98,313	$107,755
Capital lease obligations	1,211	521	644	46	—
Interest on long-term obligations	76,051	13,223	24,937	19,648	18,243
Operating lease obligations	20,500	8,054	8,808	3,583	55
Purchase obligations(1)	162,515	138,675	23,389	451	—
Pension and deferred compensation(2)	77,312	5,281	9,903	9,733	52,395
Total(3)	$591,962	$170,740	$111,000	$131,774	$178,448

(1)

Purchase obligations consist primarily of inventory, tooling, contract employment services, and capital expenditures. The Company’s purchase orders for inventory are based on expected Customer demand, and quantities and dollar volumes are subject to change.

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

(3)

In addition to the above contractual obligations, the Company may be obligated for additional cash outflows of $17.4 million of potential tax obligations. The payment and timing of any such payments is affected by the ultimate resolution of the tax years that are under audit or remain subject to examination by the relevant taxing authorities.

          At October 31, 2009, the Company had a contingent liability for standby letters of credit totaling $20.0 million that have been issued and are outstanding. The letters of credit guarantee payment to beneficial third parties in the event the Company is in breach of specified financing agreement and insurance contract terms as detailed in each letter of credit. At October 31, 2009, there were no amounts drawn upon these letters of credit.

          The Company has approximately $561.6 million of unused lines of credit as of October 31, 2009. Of these, the most significant is a five-year, multi-currency revolving facility with a group of banks under which the Company may borrow up to $250 million. This facility expires on April 2, 2013. As of October 31, 2009, there was $25.0 million of borrowings under this facility.

          Certain note agreements contain debt covenants related to limitations on indebtedness and interest expense. As of October 31, 2009, the Company was in compliance with all such covenants. The Company currently expects to remain in compliance with these covenants.

          During the first quarter of Fiscal 2009, the global credit market began to experience a significant tightening of credit availability and interest rate volatility. This crisis resulted in reduced funding available for commercial banks and corporate debt issuers. As a result, capital market financing became more expensive and less available. The Company has assessed the implications of these factors on its current business and believes that its current financial resources are sufficient to continue financing its operations. There can be no assurance, however, that the cost or availability of future borrowings will not be impacted by future capital market disruptions.

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

Critical Accounting Policies

          There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2009.

Outlook

          Based on recent economic data and Customer forecasts, the Company has increasing confidence that conditions have stabilized in many of its end markets. However, equipment utilization rates remain historically low and capital spending remains constrained so the Company remains cautious in its outlook for the balance of Fiscal 2010. Consequently, the Company’s outlook assumes a gradual recovery during the second half of Fiscal 2010.

•	The Company is now planning its total Fiscal 2010 sales to be approximately $1.8 billion. The Company’s forecast is based on the Euro at US$1.49 and 90 Yen to the US$.

•	Including the Company’s estimated full year restructuring costs, it expects its full year operating margin to be 11.0 to 12.0 percent.

•	The Company’s full year Fiscal 2010 tax rate is projected to be between 30 and 32 percent, as it does not anticipate any significant unusual tax benefits.

•	As a result of the Company’s ongoing working capital improvement initiatives and its increased earnings forecast, it now expects its full year operating cash flows to exceed $180 million.

Engine Products Segment – The Company expects full year sales to increase 1 to 6 percent, including the impact of foreign currency translation.

•

The Company anticipates a modest increase in sales to its Construction and Mining equipment Customers as they increase their production rates to replenish inventory to levels consistent with their current end-user demand. The Company anticipates Customer demand in the agricultural equipment market outside of North America to continue its current decline.

•

The Company is forecasting slightly lower sales for its Aerospace and Defense Products due to the slowdown in U.S. military activity in Iraq and the associated decrease in government procurement spending for major programs, such as the Blackhawk helicopter and MRAP vehicles.

•

In its On-Road Products businesses, the Company believes that global build rates for heavy- and medium-duty trucks have stabilized at the current levels. The Company expects single-digit percent increases in North America, Japan, and Western Europe during the second half of Fiscal 2010.

•

The Company’s Aftermarket sales are expected to continue improving as utilization rates for both heavy trucks and off-road equipment stabilize. The Company also anticipates a small improvement from Customer inventory replenishment adjustments. Finally, the Company will benefit from the increasing amount of equipment in the field with its PowerCore® technology as well as its other proprietary filtration systems.

Industrial Products Segment – The Company forecasts full year Fiscal 2010 sales to decrease 9 to 13 percent, including the impact of foreign currency translation.

•

The Company’s Industrial Filtration Solutions’ sales are projected to decrease 7 to 11 percent for the year as this appears to be a later cycle decline. The Company expects global manufacturing activity to remain near its current level for the balance of its Fiscal 2010.

•

The Company expects full year sales of its Gas Turbine Products to decrease 25 to 30 percent due to the current slowdown in demand for large power generation projects as a result of the decrease in electrical power generation needs. The Company’s longer-term outlook remains positive for this market with the eventual recovery and growth in the global economy.

•	Special Applications Products’ sales are projected to increase 4 to 9 percent, as conditions have improved in the Disk Drive filter market.

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

          The Company, through its management, may make forward-looking statements reflecting the Company’s current views with respect to future events and financial performance. These forward-looking statements, which may be in reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended July 31, 2009, which could cause actual results to differ materially from historical results or those anticipated. These uncertainties and other risk factors, include but are not limited to risks associated with: world economic factors and the economic downturn that is negatively impacting many regions of the world, lower sales volume and orders, our Customers’ financial condition, currency fluctuations, commodity prices, political factors, the Company’s international operations, highly competitive markets, governmental laws and regulations, including the impact of the unprecedented economic stimulus measures being implemented by governments around the world, the implementation of our new information systems, potential global health outbreaks, and other factors included in Item 1A of the Company’s Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          There have been no material changes in the reported market risk of the Company since July 31, 2009. See further discussion of these market risks in the Company’s Annual Report on Form 10-K for the year ended July 31, 2009.

Item 4. Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report (the Evaluation Date), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)

Changes in Internal Control over Financial Reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with such evaluation during the fiscal quarter ended October 31, 2009, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

          The Company records provisions with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter. The Company believes the recorded reserves in its consolidated financial statements are adequate in light of the probable and estimable outcomes. Any recorded liabilities were not material to the Company’s financial position, results of operation, and liquidity, and the Company does not believe that any of the currently identified claims or litigation will materially affect its financial position, results of operation, and liquidity.

Item 1A.	Risk Factors

          There are inherent risks and uncertainties associated with our global operations that involve the manufacturing and sale of products for highly demanding Customer applications throughout the world. These risks and uncertainties could adversely affect our operating performances or financial condition. The “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended July 31, 2009, includes a discussion of these risks and uncertainties. In light of the current global economic slowdown and the unprecedented volatility in the world’s financial markets, we want to further highlight risks and uncertainties associated with: world economic factors, the recent significant reduction in sales volume and orders, our Customers’ financial condition, currency fluctuations, commodity prices, political factors, the Company’s international operations, highly competitive markets, governmental laws and regulations, including the impact of the unprecedented economic stimulus measures being implemented by governments around the world, the implementation of our new information systems, potential global health outbreaks, and other factors included in Item 1A of the Company’s Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

          Repurchases of Equity Securities

          The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended October 31, 2009.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
August 1 – August 31, 2009	—	—	—	930,210 shares
September 1 – September 30, 2009	—	—	—	930,210 shares
October 1 – October 31, 2009	219,947	33.66	219,329	710,881 shares
Total	219,947	33.66	219,329	710,881 shares

(1)

On March 31, 2006, the Company announced that the Board of Directors authorized the repurchase of up to 8.0 million common shares. This repurchase authorization, which is effective until terminated by the Board of Directors, replaced the existing authority that was authorized on January 17, 2003. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the quarter ended October 31, 2009. However, the “Total Number of Shares Purchased” column of the table above includes 618 previously owned shares tendered by option holders in payment of the exercise price of options during the quarter. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of exercising stock options or payment of equity-based awards.

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

DONALDSON COMPANY, INC.
(Registrant)

Date: December 10, 2009	By:
William M. Cook
Chairman, President and
Chief Executive Officer
(duly authorized officer)

Date: December 10, 2009	By:
Thomas R. VerHage
Vice President,
Chief Financial Officer
(principal financial officer)

Date: December 10, 2009	By:
James F. Shaw
Controller
(principal accounting officer)