Form 10-Q
period 2010-01-31
DONALDSON CO INC
filed 2010-03-04
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2010 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.

Commission File Number 1-7891

DONALDSON COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 West 94th Street
Minneapolis, Minnesota 55431
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (952) 887-3131

(a) Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Stock, $5 Par Value – 77,241,936 shares as of January 31, 2010.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
Net sales	$436,122	$460,601	$864,202	$1,033,861
Cost of sales	290,175	326,589	569,855	713,146
Gross margin	145,947	134,012	294,347	320,715
Operating expenses	106,896	106,165	202,852	223,181
Operating income	39,051	27,847	91,495	97,534
Other income, net	(1,281)	(2,574)	(1,801)	(5,678)
Interest expense	2,795	4,728	5,745	9,018
Earnings before income taxes	37,537	25,693	87,551	94,194
Income taxes	6,571	(8,100)	22,016	12,439
Net earnings	$30,966	$33,793	$65,535	$81,755
Weighted average shares outstanding	78,087,356	77,861,977	78,066,774	77,930,190
Diluted shares outstanding	79,406,326	78,900,265	79,375,443	79,368,020
Basic earnings per share	$0.40	$0.43	$0.84	$1.05
Diluted earnings per share	$0.39	$0.43	$0.83	$1.03
Dividends paid per share	$0.115	$0.115	$0.230	$0.225

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share amounts)
(Unaudited)

	January 31, 2010	July 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$180,606	$143,687
Accounts receivable, less allowance of $6,809 and $7,387	287,978	280,187
Inventories	190,285	180,238
Prepaids and other current assets	68,347	72,655
Total current assets	727,216	676,767
Property, plant and equipment, at cost	885,594	882,547
Less accumulated depreciation	(514,519)	(501,479)
Property, plant and equipment, net	371,075	381,068
Goodwill	168,108	169,027
Intangible assets, net	62,080	65,386
Other assets	45,975	41,748
Total Assets	$1,374,454	$1,333,996

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$25,651	$29,558
Current maturities of long-term debt	5,505	5,496
Trade accounts payable	130,291	123,063
Other current liabilities	132,240	141,967
Total current liabilities	293,687	300,084
Long-term debt	251,747	253,674
Deferred income taxes	10,111	9,416
Other long-term liabilities	75,608	82,204
Total Liabilities	631,153	645,378

SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $5 par value, 120,000,000 shares authorized, 88,643,194 issued	443,216	443,216
Retained earnings	672,546	615,817
Stock compensation plans	20,956	19,894
Accumulated other comprehensive loss	(11,244)	(9,677)
Treasury stock, at cost – 11,321,050 and 11,295,409 shares at January 31, 2010, and July 31, 2009, respectively	(382,173)	(380,632)
Total Shareholders’ Equity	743,301	688,618
Total Liabilities and Shareholders’ Equity	$1,374,454	$1,333,996

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)
(Unaudited)

	Six Months Ended January 31,
	2010	2009
OPERATING ACTIVITIES
Net earnings	$65,535	$81,755
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	30,549	29,101
Changes in operating assets and liabilities	(6,696)	(4,242)
Tax benefit of equity plans	(2,375)	(2,182)
Stock compensation plan expense	5,745	3,379
Other, net	(7,487)	(13,993)
Net cash provided by operating activities	85,271	93,818
INVESTING ACTIVITIES
Net expenditures on property and equipment	(18,121)	(23,251)
Acquisitions, investments and divestitures, net	(250)	(74,626)
Net cash used in investing activities	(18,371)	(97,877)
FINANCING ACTIVITIES
Purchase of treasury stock	(8,887)	(32,773)
Proceeds from long-term debt	—	80,560
Repayments of long-term debt	(5,255)	(5,854)
Change in short-term borrowings	(3,743)	(18,817)
Dividends paid	(17,792)	(17,411)
Tax benefit of equity plans	2,375	2,182
Exercise of stock options	3,443	2,494
Net cash provided by / (used in) financing activities	(29,859)	10,381
Effect of exchange rate changes on cash	(122)	(13,650)
Increase (decrease) in cash and cash equivalents	36,919	(7,328)
Cash and cash equivalents - beginning of year	143,687	83,357
Cash and cash equivalents - end of period	$180,606	$76,029

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10‑Q and Rule 10‑01 of Regulation S‑X.  Accordingly, they do not include all of the information and notes required for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.  Operating results for the three and six month periods ended January 31, 2010, are not necessarily indicative of the results that may be expected for future periods.  The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2009.

Note B – Inventories

The components of inventory as of January 31, 2010, and July 31, 2009, are as follows (thousands of dollars):

	January 31, 2010	July 31, 2009
Materials	$68,760	$71,518
Work in process	22,611	20,022
Finished products	98,914	88,698
Total inventories	$190,285	$180,238

Note C – Accounting for Stock-Based Compensation

Stock-based employee compensation cost is recognized using the fair-value based method for all awards.  The Company determined the fair value of its option awards using the Black-Scholes option pricing model.  The following assumptions were used to value the options, including reload options which generally have a shorter contractual life, granted during the six months ended January 31, 2010:  range of 16 days to 8 year expected life; expected volatility range of 24.4 percent to 29.7 percent; risk-free interest rate range of 0.01 percent to 3.9 percent; and annual dividend yield of 1.0 percent.  The expected life selected for options granted during the period represents the period of time that the options are expected to be outstanding based on the contractual life and historical data of option holder exercise, and termination behavior.  Expected volatilities are based upon historical volatility of the Company’s stock over a period at least equal to the expected life of each option grant.  Option grants are priced at the fair market value of the Company’s stock on the date of grant. The weighted average fair value for options granted during the six months ended January 31, 2010, and 2009, was $13.31 per share and $8.54 per share, respectively.  For the three months and six months ended January 31, 2010, the Company recorded pretax compensation expense associated with stock options of $5.0 million and $5.3 million, and recorded $1.9 million and $2.0 million of related tax benefit. For the three months and six months ended January 31, 2009, the Company recorded pretax compensation expense associated with stock options of $2.8 million and $3.2 million, and recorded $1.0 million and $1.2 million of related tax benefit.

The following table summarizes stock option activity during the six months ended January 31, 2010:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at July 31, 2009	4,998,125	$26.94
Granted	603,443	$42.23
Exercised	(375,417)	$16.48
Canceled	(16,000)	$43.42
Outstanding at January 31, 2010	5,210,151	$29.41

The total intrinsic value of options exercised during the six months ended January 31, 2010, and 2009, was $9.5 million and $6.5 million, respectively.

The following table summarizes information concerning outstanding and exercisable options as of January 31, 2010:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$15 and below	356,242	0.86	$12.88	356,242	$12.88
$15 to $25	1,237,030	2.37	$18.01	1,237,030	$18.01
$25 to $35	2,399,120	5.12	$31.66	2,331,687	$31.62
$35 and above	1,217,759	8.55	$41.41	862,585	$41.23
	5,210,151	4.98	$29.41	4,787,544	$28.44

At January 31, 2010, the aggregate intrinsic value of options outstanding and exercisable was $50.5 million and $50.1 million, respectively.

As of January 31, 2010, there was $4.3 million of total unrecognized compensation cost related to non-vested stock options granted under the 2001 Master Stock Incentive Plan. This unvested cost is expected to be recognized during the remainder of Fiscal Years 2010, 2011, 2012, and 2013.

Note D – Net Earnings Per Share

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares.  The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and dilutive shares relating to stock options, restricted stock, and stock incentive plans.  Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods.  For the three and six months ended January 31, 2010, there were 807,296 options and 995,046 options excluded from the diluted net earnings per share calculation, respectively.  For the three and six months ended January 31, 2009, there were 1,725,001 options and 440,020 options excluded from the diluted net earnings per share calculation, respectively.

In June 2008, the Financial Accounting Standards Board (FASB) issued new guidance related to earnings per share.  This guidance provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (EPS).  The Company adopted the guidance in the first quarter of Fiscal 2010 and is required to retrospectively adjust all prior-period EPS data.  The resulting impact of the adoption of the guidance was to include 0.1 million unvested restricted shares in the basic weighted average shares outstanding calculation for both the three months and six months ended January 31, 2010, and 2009.  This resulted in no change in the Company’s basic and diluted EPS as reported in the prior periods presented.

The following table presents information necessary to calculate basic and diluted net earnings per common share (thousands, except per share amounts):

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
Weighted average shares outstanding - basic	78,087	77,862	78,067	77,930
Diluted share equivalents	1,319	1,038	1,308	1,438
Weighted average shares outstanding – diluted	79,406	78,900	79,375	79,368

Net earnings for basic and diluted earnings per share computation	$30,966	$33,793	$65,535	$81,755

Net earnings per share – basic	$0.40	$0.43	$0.84	$1.05
Net earnings per share – diluted	$0.39	$0.43	$0.83	$1.03

Note E – Shareholders’ Equity

The Company reports accumulated other comprehensive loss as a separate item in the shareholders’ equity section of the balance sheet.

Total comprehensive income (loss) and its components are as follows (thousands of dollars):

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
Net earnings	$30,966	$33,793	$65,535	$81,755
Foreign currency translation loss	(18,306)	(14,581)	(3,025)	(116,372)
Net gain (loss) on hedging derivatives, net of deferred taxes	197	(396)	314	652
Pension and postretirement liability adjustment, net of deferred taxes	574	(252)	1,144	114
Total comprehensive income (loss)	$13,431	$18,564	$63,968	$(33,851)

Total accumulated other comprehensive loss and its components at January 31, 2010, and July 31, 2009, are as follows (thousands of dollars):

	January 31, 2010	July 31, 2009
Foreign currency translation adjustment	$72,130	$75,155
Net loss on hedging derivatives, net of deferred taxes	(80)	(394)
Pension and postretirement liability, net of deferred taxes	(83,294)	(84,438)
Total accumulated other comprehensive loss	$(11,244)	$(9,677)

During the three months ended January 31, 2010, the Company repurchased 112,556 shares for $4.4 million at an average price of $39.23 per share.  During the six months ended January 31, 2010, the Company repurchased 331,885 shares for $11.8 million at an average price of $35.54 per share.  As of January 31, 2010, the Company had remaining authorization to repurchase up to 598,325 shares pursuant to the current authorization.

On February 24, 2010, the Company’s Board of Directors declared a cash dividend in the amount of $0.12 per common share payable to stockholders of record on March 5, 2010. The dividend will be paid on March 19, 2010.

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

	Engine Products	Industrial Products	Corporate and Unallocated	Total Company
Three Months Ended January 31, 2010:
Net sales	$249,650	$186,472	—	$436,122
Earnings before income taxes	26,556	14,993	(4,012)	37,537
Three Months Ended January 31, 2009:
Net sales	$242,090	$218,511	—	$460,601
Earnings before income taxes	10,399	17,423	(2,129)	25,693
Six Months Ended January 31, 2010:
Net sales	$493,622	$370,580	—	$864,202
Earnings before income taxes	57,456	37,329	(7,234)	87,551
Assets	625,441	501,578	247,435	1,374,454
Six Months Ended January 31, 2009:
Net sales	$550,867	$482,994	—	$1,033,861
Earnings before income taxes	46,544	51,991	(4,341)	94,194
Assets	643,692	524,260	222,139	1,390,091

The Engine Products and Industrial Products segments incurred $0.5 million and $4.6 million of restructuring expenses for the three months ended January 31, 2010, respectively, and $1.4 million and $5.0 million of restructuring expenses for the six months ended January 31, 2010, respectively.  Since the inception of the restructuring program in Fiscal 2009, the Engine Products and Industrial Products segments have incurred $8.6 million and $15.1 million of restructuring expenses, respectively.

There were no Customers over 10 percent of net sales for the three and six months ended January 31, 2010 and 2009.  There were no Customers over 10 percent of gross accounts receivable as of January 31, 2010 and 2009.

Note G – Goodwill and Other Intangible Assets

Goodwill is assessed for impairment between annual assessments whenever events or circumstances make it more likely than not that an impairment may have occurred.  For the six months ended January 31, 2010, no events or circumstances have indicated a need for an interim goodwill assessment.  The results of this assessment showed that the fair values of the reporting units to which goodwill is assigned continue to be higher than the book values of the respective reporting units, resulting in no goodwill impairment.  No goodwill was impaired during the six months ended January 31, 2010, or 2009.  The Company has allocated goodwill to reporting units within its Industrial Products and Engine Products segments.  Following is a reconciliation of goodwill for the six months ending January 31, 2010 (thousands of dollars):

	Engine Products	Industrial Products	Total Goodwill
Balance as of July 31, 2009	$61,582	$107,445	$169,027
Foreign exchange translation	(157)	(762)	(919)
Balance as of January 31, 2010	$61,425	$106,683	$168,108

As of January 31, 2010, other intangible assets were $62.1 million, a $3.3 million decrease from the balance of $65.4 million at July 31, 2009.  The decrease in other intangible assets is due to amortization of existing assets and foreign exchange translation.  There were no intangible asset additions during the six months ended January 31, 2010.

Note H – Guarantees

The Company and Caterpillar Inc. equally own the shares of Advanced Filtration Systems Inc. (AFSI), an unconsolidated joint venture, and guarantee certain debt of the joint venture.  As of January 31, 2010, the joint venture had $35.4 million of outstanding debt of which the Company guarantees half.  For both the three and six months ended January 31, 2010, the Company recorded $0.2 million of earnings for this equity method investment.  During the three and six months ended January 31, 2009, the Company recorded $0.5 million and $0.9 million, respectively, of earnings for this equity method investment.  During the three and six months ended January 31, 2010, the Company also recorded royalty income of $1.3 million and $2.5 million, respectively, related to AFSI.  During the three and six months ended January 31, 2009, the Company recorded royalty income of $1.3 million and $3.0 million, respectively, related to AFSI.

The Company estimates warranty costs using standard quantitative measures based on historical warranty claim experience and evaluation of specific Customer warranty issues.  Following is a reconciliation of warranty reserves for the six months ended January 31, 2010, and 2009 (thousands of dollars):

	January 31, 2010	July 31, 2009
Beginning balance	$9,215	$11,523
Accruals for warranties issued during the reporting period	3,702	1,478
Adjustments related to pre-existing warranties (including changes in estimates)	(873)	(758)
Less settlements made during the period	(1,775)	(1,970)
Ending balance	$10,269	$10,273

At January 31, 2010, the Company had a contingent liability for standby letters of credit totaling $20.0 million that have been issued and are outstanding.  The letters of credit guarantee payment to third parties in the event the Company is in breach of a specified bond financing agreement and insurance contract terms as detailed in each letter of credit.  At January 31, 2010, there were no amounts drawn upon these letters of credit.

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

Net periodic pension costs for the Company’s pension plans include the following components (thousands of dollars):

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
Service cost	$3,320	$3,643	$6,638	$7,556
Interest cost	4,923	4,689	9,845	9,338
Expected return on assets	(7,157)	(7,491)	(14,313)	(14,583)
Transition amount amortization	59	59	119	97
Prior service cost amortization	74	112	148	218
Actuarial loss amortization	732	511	1,464	565
Total periodic benefit cost	$1,951	$1,523	$3,901	$$3,191

The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations.  Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution.  For the six months ended January 31, 2010, the Company made contributions of $10.0 million to its U.S. pension plans and $2.1 million to its non-U.S. pension plans.  The Company does not anticipate making any additional contributions to its U.S. pension plans in Fiscal 2010 and estimates that it will contribute up to an additional $2.6 million to its non-U.S. pension plans during the remainder of Fiscal 2010.

Note J – Financial Instruments and Fair Values

The Company uses forward exchange contracts to manage its exposure to fluctuations in foreign exchange rates.  The Company also uses interest rate swaps to manage its exposure to changes in the fair value of its fixed-rate debt resulting from interest rate fluctuations. It is the Company’s policy to enter into derivative transactions only to the extent true exposures exist; the Company does not enter into derivative transactions for speculative or trading purposes. The Company enters into derivative transactions only with counterparties with high credit ratings. These transactions may expose the Company to credit risk to the extent that the instruments have a positive fair value, but the Company has not experienced any material losses, nor does the Company anticipate any material losses.

The Company enters into forward exchange contracts of generally less than one year to hedge forecasted transactions between its subsidiaries, and to reduce potential exposure related to fluctuations in foreign exchange rates for existing recognized assets and liabilities.  It also utilizes forward exchange contracts for anticipated intercompany and third-party transactions such as purchases, sales, and dividend payments denominated in local currencies. Forward exchange contracts are designated as cash flow hedges as they are designed to hedge the variability of cash flows associated with the underlying existing recognized or anticipated transactions.  Changes in the value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) in shareholders’ equity until earnings are affected by the variability of the underlying cash flows. At that time, the applicable amount of gain or loss from the derivative instrument that is deferred in shareholders’ equity is reclassified to earnings.  Effectiveness is measured using spot rates to value both the hedge contract and the hedged item. The excluded forward points, as well as any ineffective portions of hedges, are recorded in earnings through the same line as the underlying transaction.  During the first six months of Fiscal 2010, $0.2 million of losses were recorded due to the exclusion of forward points from the assessment of hedge effectiveness.

These unrealized losses and gains are reclassified, as appropriate, when earnings are affected by the variability of the underlying cash flows during the term of the hedges. The Company expects to record $0.3 million of net deferred losses from these forward exchange contracts during the next twelve months.

The Company is exposed to changes in the fair value of its fixed-rate debt resulting from interest rate fluctuations.  To hedge this exposure, the Company entered into two fixed-to-variable interest rate swaps for $80 million and $25 million.  These interest rate swaps are accounted for as fair value hedges.  Changes in the payment of interest resulting from the interest rate swaps are recorded as an offset to interest expense.

The following summarizes the Company’s fair value of outstanding derivatives at January 31, 2010, and July 31, 2009, on the Consolidated Balance Sheets (thousands of dollars):

	January 31, 2010	July 31, 2009
Asset derivatives recorded under the caption Prepaids and other current assets
Foreign exchange contracts	$396	$493

Asset derivatives recorded under the caption Other assets
Interest rate swap asset	$1,888	$—

Liability derivatives recorded under the caption Other current liabilities
Foreign exchange contracts	$2,009	$2,366

The impact on other comprehensive loss (OCI) and earnings from foreign exchange contracts that qualified as cash flow hedges for the six months ended January 31, 2010, and 2009, was as follows (thousands of dollars):

	January 31, 2010	July 31, 2009
Net carrying amount at beginning of year	$(650)	$189
Cash flow hedges deferred in OCI	(1,162)	(272)
Cash flow hedges reclassified to income (effective portion)	1,664	622
Change in deferred taxes	(159)	16
Net carrying amount at January 31	$(307)	$555

The Company’s derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals with a variety of major banks worldwide.  In addition, only conventional derivative financial instruments are utilized.  The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding at January 31, 2010, failed to perform according to the terms of its agreement.  At this time, the Company does not require collateral or any other form of securitization to be furnished by the counterparties to its derivative instruments.

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

	Significant Other Observable Inputs (Level 2)
	January 31, 2010	July 31, 2009
Forward exchange contracts – net liability position	$(1,613)	$(1,873)
Interest rate swaps – net asset position	1,888	—

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

On March 31, 2008, S&E Quick Lube, a filter distributor, filed a lawsuit in U.S. District Court for the District of Connecticut alleging that twelve filter manufacturers, including the Company, engaged in a conspiracy to fix prices, rig bids and allocate U.S. Customers for aftermarket automotive filters.  This lawsuit seeks various remedies, including injunctive relief and monetary damages of an unspecified amount, and is a purported class action on behalf of direct purchasers of automotive aftermarket filters from the defendants. Parallel purported class actions, including on behalf of a variety of direct and indirect purchasers of aftermarket filters, have been filed by other plaintiffs in a variety of jurisdictions in the United States and Canada.  The U.S cases have been consolidated into a single multi-district litigation in the Northern District of Illinois.  In addition, on April 16, 2009, the Attorney General of the State of Florida filed a complaint in the U.S. District Court for the Northern District of Illinois based on these same allegations. The Company will vigorously defend the claims raised in these lawsuits.  The Company understands that the Antitrust Division of the Department of Justice (“DOJ”) was investigating the allegations raised in these suits and issued subpoenas in connection with that investigation. The Company was not contacted by the DOJ in connection with the DOJ investigation, but public reports indicate that the DOJ officially closed that investigation in January 2010.

Note L – Income Taxes

The effective tax rate for the three months and six months ended January 31, 2010, was 17.5 percent and 25.1 percent, respectively.  The effective tax rate for the three months and six months ended January 31, 2009, was a benefit of (31.5 percent) and an effective rate of 13.2 percent, respectively.   The six months ended January 31, 2010, contained $4.4 million of discrete tax benefits from the expiration of the statute of limitations at a foreign subsidiary and other discrete tax items.  The prior year six month period contained $16.7 million of discrete tax benefits, which predominantly occurred in the second quarter, primarily related to changes to uncertain tax position reserves in connection with the effective settlements of court cases and examinations in various jurisdictions covering various years.  Disregarding the discrete items, the average underlying tax rate improved over the prior year by 80 basis points to 30.2 percent from 31.0 percent mainly due to the mix of earnings between tax jurisdictions.

The Company’s uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities.  The following tax years, in addition to the current year, remain subject to examination, at least for certain issues, by the major tax jurisdictions indicated:

Major Jurisdictions	Open Tax Years
Belgium	2005 through 2009
China	2000 through 2009
France	2006 through 2009
Germany	2004 through 2009
Italy	2003 through 2009
Japan	2009
Mexico	2004 through 2009
Thailand	2005 through 2009
United Kingdom	2008 through 2009
United States	2007 through 2009

At January 31, 2010, the total unrecognized tax benefits were $17.7 million, and accrued interest and penalties were $2.2 million.  The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense.  If the Company were to prevail on all unrecognized tax benefits recorded, substantially all of the amount recorded would reduce the effective tax rate.  With an average statute of limitations of about 5 years, up to $1.1 million of the unrecognized tax benefits could potentially expire in the next 12 month period, unless extended by audit.  It is reasonably possible that an additional reduction in unrecognized tax benefits may occur within the fiscal year due to settlement of several worldwide tax disputes; however, quantification of an estimated range and timing cannot be made at this time.

Note M – Restructuring

The following is a reconciliation of restructuring reserves (in thousands of dollars):

Balance at July 31, 2008	$—
Accruals for restructuring during the reporting period	17,755
Less settlements made during the period	(13,915)
Balance at July 31, 2009	$3,840
Accruals for restructuring during the reporting period	6,350
Less settlements made during the period	(3,430)
Balance at January 31, 2010	$6,760

Certain restructuring actions commenced in Fiscal 2009 in response to the dramatic downturn in the worldwide economy.  These actions and related costs carried over into Fiscal 2010.  For the three months and six months ended January 31, 2010, gross margin and operating expenses included $3.4 million and $1.7 million of restructuring expenses, respectively, and $4.2 million and $2.2 million, respectively.  For the three months and six months ended January 31, 2009, gross margin and operating expenses included $1.9 million and $2.3 million of restructuring expenses, respectively. These restructuring expenses primarily relate to employee severance costs.

The Company expects to settle its existing liability during Fiscal 2010, but it does anticipate additional restructuring charges during the remainder of Fiscal 2010 for actions under consideration by management.

Note N – Subsequent Events

The Company has evaluated and reviewed for subsequent events that would impact the financial statements for the six months ended January 31, 2010, through the issuance date of the financials.

Note O – New Accounting Standards

In June 2009, the FASB updated the accounting standards related to the consolidation of variable interest entities (VIEs).  The standard amends current consolidation guidance and requires additional disclosures about an enterprise's involvement in VIEs. The standard is effective for interim and annual reporting periods beginning after November 15, 2009.  The adoption of the revised standard is not expected to have a material impact on the Company’s financial statements.

In December 2008, the FASB issued guidance that expands an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plans.  This guidance is effective for fiscal years ending after December 15, 2009.   The Company is currently evaluating the impact of adopting this guidance on its defined benefit pension and other postretirement plan note disclosures.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is a worldwide manufacturer of filtration systems and replacement parts.  The Company’s product mix includes air and liquid filtration systems, and exhaust and emission control products.  Products are manufactured at 40 plants around the world and through three joint ventures.

The Company has two reporting segments: Engine Products and Industrial Products.  Products in the Engine Products segment consist of air filtration systems, exhaust and emissions systems, liquid filtration systems, and replacement parts.  The Engine Products segment sells to original equipment manufacturers (OEMs) in the construction, mining, agriculture, aerospace, defense, and truck markets, and to OEM dealer networks, independent distributors, private label accounts, and large equipment fleets.  Products in the Industrial Products segment consist of dust, fume, and mist collectors, compressed air purification systems, liquid filtration systems, air filtration systems for gas turbines, and specialized air filtration systems for diverse applications including computer hard disk drives.  The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines, and OEMs and end-users requiring clean air and liquids.

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report.

Overview

The Company reported diluted net earnings per share of $0.39 for the second quarter of Fiscal 2010, down from $0.43 in the second quarter of the prior year.  Net earnings for the quarter were $31.0 million, compared to $33.8 million in the second quarter of the prior year.  Included in the above results are pre-tax restructuring expenses of $5.1 million and $4.3 million in the quarters ended January 31, 2010 and 2009, respectively.  In addition, net earnings and earnings per share were down in Fiscal 2010 due to the incremental discrete tax benefits of $11 million recognized in Fiscal 2009.  The Company reported sales in the second quarter of Fiscal 2010 of $436.1 million, a decrease of 5.3 percent from $460.6 million in the second quarter of the prior year.  The impact of foreign currency translation increased reported sales by 5.2 percent in the quarter.

The Company’s operating income in the second quarter of Fiscal 2010 increased 40 percent and its operating margin improved to 9.0 percent from 6.0 percent in the prior year period.  The Company benefited from the savings generated by restructuring activities and the continued success of employee teams executing ongoing product and process cost reduction initiatives.  The Company’s sales mix also helped to improve margins as its higher margin replacement filter sales again exceeded its first-fit sales.

The Company’s year-over-year sales decreased by 5 percent this quarter, but were up on a sequential basis for the third consecutive quarter.  With the continued improvement in the Company’s overall business conditions, combined with the benefits from the completed cost reduction and restructuring activities, the Company expects both sales and earnings comparisons to be positive in the second half of Fiscal 2010 as compared to Fiscal 2009.

The Company’s diversified portfolio of filtration businesses helped improve performance with most of the Company’s early-cycle businesses returning to year-over-year growth, including Aftermarket and On-Road Products in the Engine Products segment and Special Applications Products in the Industrial Products segment.  Some of the Company’s mid-cycle businesses are now stabilizing.  As global economic conditions continue to slowly improve, the Company expects more of its businesses to return to year-over-year growth.

Results of Operations

Sales in the United States decreased $29.7 million or 15.2 percent for the second quarter of Fiscal 2010 compared to the second quarter of the prior year.  Total international sales in U.S. dollars increased $5.2 million or 2.0 percent in the second quarter compared to the prior year.  In U.S. dollars, Europe sales decreased $8.6 million or 5.9 percent, Asia sales increased $9.0 million or 9.4 percent, and other international sales increased $4.9 million or 21.2 percent for the second quarter of Fiscal 2010 as compared to the prior year period.  Translated at constant exchange rates, total international sales decreased 7.2 percent over the prior year quarter.  For the six month period ended January 31, 2010, sales in the United States decreased $96.0 million or 22.2 percent from the prior year, and total international sales in U.S. dollars decreased $73.6 million or 12.2 percent from the prior year.

The impact of foreign currency translation during the second quarter of Fiscal 2010 increased net sales by $24.2 million, or 5.2 percent from the prior year second quarter.  The impact of foreign currency translation on the year-to-date results as of the second quarter of Fiscal 2010 increased net sales by $30.8 million.  Worldwide sales for the second quarter of Fiscal 2010, excluding the impact of foreign currency translation, decreased 10.6 percent from the second quarter of the prior year.  The impact of foreign currency translation increased net earnings by $1.4 million and $1.5 million for the three and six month periods ended January 31, 2010, respectively.

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

Following is a reconciliation to the most comparable GAAP financial measure of these non-GAAP financial measures (thousands of dollars):

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
Net sales, excluding foreign currency translation	$411,964	$484,770	$833,435	$1,054,437
Foreign currency translation	24,158	(24,169)	30,767	(20,576)
Net sales	$436,122	$460,601	$864,202	$1,033,861

Net earnings, excluding foreign currency translation	$29,529	$35,420	$63,994	$83,724
Foreign currency translation	1,437	(1,627)	1,541	(1,969)
Net earnings	$30,966	$33,793	$65,535	$81,755

Gross margin for the second quarter of Fiscal 2010 was 33.5 percent, a year-over-year increase of 440 basis points compared to 29.1 percent for the second quarter in the prior year.  This increase was partially due to a year-over-year benefit of 160 basis points due to a more favorable product mix in the second quarter of Fiscal 2010, including more higher-margin Aftermarket sales versus lower-margin first-fit product sales. Savings from completed restructuring activities and other productivity improvement efforts, and better absorption of fixed manufacturing costs, combined to increased gross margin by nearly 300 basis points in the quarter.  This improvement was partially offset by $3.4 million in restructuring costs in the quarter, compared to $2.4 million last year.  The Company’s second quarter generally has more unabsorbed overhead due to holidays and customer shutdowns.

Operating expenses of $106.9 million, or 24.5 percent of sales, were up from $106.2 million, or 23.0 percent of sales, last year.  The Company incurred $1.7 million in restructuring costs in the second quarter of Fiscal 2010, compared to $1.9 million last year.  The second quarter of Fiscal 2010 also included $5.0 million for the majority of the Company’s annual stock option expense, compared to $2.8 million last year, and an increase in warranty reserves of $3.2 million from the prior year quarter.  The combination of this quarter’s restructuring charges, and the incremental stock option and warranty expense increased operating expenses 150 basis points as a percent of sales.  Year-to-date operating expenses were $202.9 million, down 9.1 percent from $223.2 million in the prior year.  Year-to-date operating expenses were 23.5 percent of sales, as compared to 21.6 percent in the prior year.

Other income for the second quarter of Fiscal 2010 totaled $1.3 million, compared to $2.6 million of other income in the second quarter of the prior year.  Other income for the second quarter of Fiscal 2010 consisted of royalty income of $1.6 million, interest income of $0.3 million, and other miscellaneous income of $0.4 million partially offset by foreign exchange losses of $1.0 million.  For the second quarter of Fiscal 2010, interest expense was $2.8 million, down from $4.7 million in the second quarter of the prior year, due to lower debt levels and lower interest rates on outstanding debt.  Year-to-date other income totaled $1.8 million compared to $5.7 million reported in the prior year.  The decrease is driven by an increase in foreign exchange losses of $2.9 million and a decrease in royalty income of $0.6 million.   Year-to-date interest expense was $5.7 million, down from $9.0 million in the prior year.

The effective tax rate for the three months and six months ended January 31, 2010, was 17.5 percent and 25.1 percent, respectively.  The effective tax rate for the three months and six months ended January 31, 2009, was a benefit of (31.5 percent) and an effective rate of 13.2 percent, respectively.  The six months ended January 31, 2010, contained $4.4 million of discrete tax benefits from the expiration of the statute of limitations at a foreign subsidiary and other discrete tax items.  The prior year six month period contained $16.7 million of discrete tax benefits, which predominantly occurred in the second quarter, primarily related to changes to uncertain tax position reserves in connection with the effective settlements of court cases and examinations in various jurisdictions covering various years.  Disregarding the discrete items, the average underlying tax rate improved over the prior year by 80 basis points to 30.2 percent from 31.0 percent mainly due to the mix of earnings between tax jurisdictions.

Operations by Segment

Following is financial information for the Company’s Engine Products and Industrial Products segments.  Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, and interest income and expense.  Segment detail is summarized as follows (thousands of dollars):

	Engine Products	Industrial Products	Corporate and Unallocated	Total Company
Three Months Ended January 31, 2010:
Net sales	$249,650	$186,472	$—	$436,122
Earnings before income taxes	26,556	14,993	(4,012)	37,537
Three Months Ended January 31, 2009:
Net sales	$242,090	$218,511	$—	$460,601
Earnings before income taxes	10,399	17,423	(2,129)	25,693
Six Months Ended January 31, 2010:
Net sales	$493,622	$370,580	$—	$864,202
Earnings before income taxes	57,456	37,329	(7,234)	87,551
Assets	625,441	501,578	247,435	1,374,454
Six Months Ended January 31, 2009:
Net sales	$550,867	$482,994	$—	$1,033,861
Earnings before income taxes	46,544	51,991	(4,341)	94,194
Assets	643,692	524,260	222,139	1,390,091

Following are net sales by product category within the Engine Products and Industrial Products segments (thousands of dollars):

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
Engine Products segment:
Off-road Products	$48,578	$63,010	$93,010	$149,267
Aerospace and Defense Products	28,503	30,861	57,689	59,428
On-Road Products	18,973	16,422	36,890	44,144
Aftermarket Products*	149,357	121,465	297,666	278,772
Retrofit Emissions Product	4,239	10,332	8,367	19,256
Total Engine Products segment	$249,650	$242,090	$493,622	$550,867

Industrial Products segment:
Industrial Filtration Solutions Products	$109,913	$127,397	$218,193	$282,604
Gas Turbine Products	30,959	56,995	65,184	116,880
Special Applications Products	45,600	34,119	87,203	83,510
Total Industrial Products segment	$186,472	$218,511	$370,580	$482,994

Total Company	$436,122	$460,601	$864,202	$1,033,861

________________

* Includes replacement part sales to the Company’s original equipment manufacturer Engine Products Customers.

Engine Products Segment  For the second quarter of Fiscal 2010, worldwide Engine Products sales were $249.7 million, an increase of 3.1 percent from $242.1 million in the second quarter of the prior year.  Total second quarter Engine Products sales in the United States decreased by 10.8 percent compared to the same period in the prior year, and international sales increased by 19.7 percent as discussed below.  The impact of foreign currency translation during the second quarter of Fiscal 2010 increased sales by $13.2 million, or 5.4 percent.  Earnings before income taxes as a percentage of Engine Products segment sales of 10.6 percent increased from 4.3 percent in the prior year period.  This earnings improvement was driven by a greater mix of higher-margin Aftermarket sales versus lower-margin first-fit product sales, better absorption of fixed manufacturing costs due to the increase in production volumes, benefits related to completed restructuring efforts, and other cost reduction initiatives.  Year-to-date worldwide net sales were $493.6 million, a decrease of 10.4 percent from $550.9 million in the prior year.  International Engine Products sales decreased 1.5 percent and sales in the United States decreased 18.4 percent from the prior year on a year-to-date basis.  The impact of foreign currency translation on the year-to-date results as of the second quarter of Fiscal 2010 increased sales by $16.4 million, or 3.0 percent.  Year-to-date earnings before income taxes as a percentage of Engine Products segment sales of 11.6 percent increased from 8.4 percent in the prior year.

Worldwide sales of Off-Road Products in the second quarter of Fiscal 2010 were $48.6 million, a decrease of 22.9 percent from $63.0 million in the second quarter of the prior year driven by an overall decline in build rates for Off-Road Products at the Company’s Customers.  Domestic sales of Off-Road Products decreased 33.3 percent.  International sales were down 13.6 percent from the second quarter of the prior year with decreases in Europe and Asia of 20.8 percent and 3.0 percent, respectively.  Year-to-date worldwide Off-Road Products sales totaled $93.0 million, a decrease of 37.7 percent from $149.3 million in the prior year.  Year-to-date sales of Off-Road Products decreased 42.7 percent in the United States and decreased 33.4 percent internationally over the prior year.  For both the three and six months ended January 31, 2010, spending in U.S. residential and non-residential construction markets continued to decrease over the prior year, resulting in lower sales of the Company’s products into those markets.  The decline in the Company’s sales to the European agricultural end market also persisted, consistent with the fall in general market demand.  Sales to the European construction equipment end market remained down, as a result of lower construction activity due to the economic downturn.  The prolonged decrease in Japanese construction end markets resulted in lower sales in Asia, offset slightly by foreign exchange.

Worldwide sales of Aerospace and Defense Products in the second quarter of Fiscal 2010 were $28.5 million, a decrease of 7.6 percent from $30.9 million in the second quarter of the prior year.  Sales decreased in the United States by 11.4 percent.  International Aerospace and Defense Products sales increased by 13.9 percent, driven by increased sales in Europe of 10.5 percent.  Year-to-date, worldwide Aerospace and Defense Products sales totaled $57.7 million, a decrease of 2.9 percent from $59.4 million in the prior year.  Year-to-date sales of Aerospace and Defense Products decreased 7.2 percent in the United States and increased 21.9 percent internationally over the prior year.  For both the three and six month periods ended January 31, 2010, sales in the United States decreased primarily as a result of slowdowns in government procurement for major defense programs, and sales in Europe increased primarily as a result of higher aerospace sales due to improved market share and an expansion of distribution capabilities.

Worldwide sales of On-Road Products in the second quarter of Fiscal 2010 were $19.0 million, an increase of 15.5 percent from $16.4 million in the second quarter of the prior year.  International On-Road Products sales increased by 31.4, percent driven by increased sales in Asia of 41.3 percent, as a result of increased truck exports by Japanese OEM’s to higher growth emerging markets.  Sales increased in the United States by 0.5 percent due to slight improvement in content per truck.  During the second quarter, Class 8 truck build rates decreased by 8 percent and medium duty truck build rates decreased by 2 percent at the Company’s Customers over the prior year quarter.  Year-to-date worldwide On-Road Products sales totaled $36.9 million, a decrease of 16.4 percent from $44.1 million in the prior year.  International Transportation Products sales decreased 11.4 percent from the prior year on a year-to-date basis.  Transportation Products sales in the United States decreased 21.4 percent from the prior year on a year-to-date basis as a result of weak economic conditions and low truck build rates.

Worldwide sales of Aftermarket Products in the second quarter were $149.4 million, an increase of 23.0 percent from $121.5 million in the second quarter of the prior year.  U.S. Aftermarket Products sales increased 8.3 percent. International sales were up 35.9 percent from the prior year quarter, driven by increased sales in Europe and Asia of 37.6 percent and 35.9 percent, respectively. The sales increases in the United States and internationally were driven by small rebounds in equipment utilization rates in the mining, construction, and transportation industries.  The Company has also improved its distribution capabilities to be closer to and better serve its Customers.  Also, Customer inventory levels have stabilized resulting in current order patterns that better match end user demand.  Year-to-date worldwide Aftermarket Products sales totaled $297.7 million, an increase of 6.8 percent from $278.8 million in the prior year.  Year-to-date Aftermarket Products sales decreased 3.7 percent in the United States and increased 15.8 percent internationally over the prior year.

Worldwide sales of Retrofit Emissions Products in the second quarter were $4.2 million, a decrease of 59.0 percent from $10.3 million in the second quarter of the prior year.  The Company’s Retrofit Emissions Products sales are solely in the United States.  Year-to-date, worldwide Retrofit Emissions Products sales were $8.4 million, a decrease of 56.5 percent from $19.3 million in the prior year.  Sales of Retrofit Emissions Products decreased in the quarter and year as a result of postponements in the availability of government grant money for the Company’s Customers.

Industrial Products Segment  For the second quarter of Fiscal 2010, worldwide sales in the Industrial Products segment were $186.5 million, a decrease of 14.7 percent from $218.5 million in the second quarter of the prior year.  Total second quarter international Industrial Products sales were down 10.7 percent compared to the same period in the prior year, while sales in the United States decreased by 24.2 percent.  The impact of foreign currency translation during the second quarter of Fiscal 2010 increased sales by $11.0 million, or 5.0 percent.  Earnings before income taxes as a percentage of Industrial Products segment sales for the second quarter of Fiscal 2010 and 2009 were 8.0 percent. A greater mix of higher-margin Aftermarket sales versus lower-margin first-fit product sales offset higher warranty costs and an increase in restructuring costs of $2.6 million.  Year-to-date worldwide net sales were $370.6 million, down 23.3 percent from $483.0 million in the prior year.  International Industrial Products sales decreased 20.5 percent and sales in the United States decreased 29.9 percent from the prior year on a year-to-date basis.  The impact of foreign currency translation on the year-to-date results increased sales by $14.4 million, or 3.0 percent.  Year-to-date earnings before income taxes as a percentage of Industrial Products segment sales of 10.1 percent decreased from 10.8 percent in the prior year.  The prior year comparison includes strong first quarter Fiscal 2009 results and better plant utilization as a result of higher volumes in the Industrial Filtration Solutions Products businesses prior to it being impacted by the global recession.

Worldwide sales of Industrial Filtration Solutions Products in the second quarter were $109.9 million, a decrease of 13.7 percent from $127.4 million in the prior year.  International sales decreased 11.7 percent from the prior year period, with Asia sales decreasing 25.4 percent and Europe sales decreasing 5.7 percent.  Domestic sales decreased 18.1 percent from the prior year quarter.  Year-to-date worldwide sales of Industrial Filtration Solutions Products were $218.2 million, down 22.8 percent from $282.6 million in the prior year.  International Industrial Filtration Solutions Products sales decreased 20.5 percent from the prior year on a year-to-date basis.  Sales in the United States decreased 27.6 percent from the prior year on a year-to-date basis.  The continued declines in Europe and Asia were due to reduced demand for industrial dust collectors and compressed air purification systems due to the downturn in general manufacturing activity.  North American general industrial activity also remained slow as evidenced by a 60 percent drop in machine tool consumption in the United States during calendar year 2009 as compared to calendar year 2008.  Domestic sales decreased as a result of this decline in general industrial activity.

Worldwide sales of the Company’s Gas Turbine Products in the second quarter were $31.0 million, a decrease of 45.7 percent from sales of $57.0 million in the second quarter of the prior year.  Sales continued to decline due to a slowdown in Customer demand for large gas turbine power generation projects as a result of the decrease in electrical power generation needs and also as a result of one Customer’s increased utilization of their own internal gas turbine filtration businesses.  The Company is continuing to diversify its product offerings and Customer base.  The Company’s Gas Turbine Products sales include large systems and, as a result, shipments and revenues can fluctuate from quarter to quarter.  Year-to-date worldwide Gas Turbine Products sales were $65.2 million, a decrease of 44.2 percent from $116.9 million in the prior year.

Worldwide sales of Special Application Products in the second quarter were $45.6 million, an increase of 33.7 percent from $34.1 million in the prior year quarter, driven primarily by international sales of Special Application Products that increased 37.6 percent.  Sales increased in Asia by 46.8 percent over the prior year period due to improved demand for the Company’s Customers’ hard disk drives as the end markets for computers, data storage devices, and other electronic products have rebounded.  Hard disk drive build rates for the Company’s Customers in calendar year 2010 are expected to be in the mid-600 million range, up from the mid-500 million built in calendar year 2009.  Year-to-date worldwide Special Application Products sales were $87.2 million, an increase of 4.4 percent from $83.5 million in the prior year.

Liquidity and Capital Resources

The Company generated $85.3 million of cash from operations during the first six months of Fiscal 2010 as compared to $93.8 million in the first six months of the prior year.  During the six months ended January 31, 2010, key working capital items (accounts receivable, inventory, and trade accounts payable) used $10.2 million of cash, while it provided $22.5 million of cash during the six months ended January 31, 2009.  Incentive compensation payouts decreased in the six months ended January 31, 2010, as compared to the six months ended January 31, 2009, resulting in $19.2 million of less cash outflows during the current fiscal year. Other items, including a $10.0 million discretionary contribution to the Company’s U.S. pension plans, resulted in a combined increase in cash of $5.0 million in the six months ended January 31, 2010, as compared to January 31, 2009.

In the first six months of Fiscal 2010, operating cash flows and cash on hand were used to support $18.1 million in capital additions, the payment of $17.8 million in dividends, the repurchase of the Company’s common stock for $8.9 million, and the repayment of $9.0 million in debt.  For additional information regarding share repurchases see Part II Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

At the end of the second quarter, the Company held $180.6 million in cash and cash equivalents, up from $143.7 million at July 31, 2009.  Short-term debt totaled $25.7 million, down from $29.6 million at July 31, 2009, primarily due to payments using cash generated from operations.  The amount of unused lines of credit as of January 31, 2010, was approximately $536.1 million.  Long-term debt of $251.7 million at January 31, 2010, decreased slightly from $253.7 million at July 31, 2009.  Long-term debt represented 25.3 percent of total long-term capital, defined as long-term debt plus total shareholders’ equity, compared to 26.9 percent at July 31, 2009.

The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations.  Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution.  For the six months ended January 31, 2010, the Company made contributions of $10.0 million to its U.S. pension plans and $2.1 million to its non-U.S. pension plans.  The Company does not anticipate making any additional contributions to its U.S. pension plans in Fiscal 2010 and estimates that it will contribute up to an additional $2.6 million to its non-U.S. pension plans during the remainder of Fiscal 2010.

The following table summarizes the Company’s contractual obligations as of January 31, 2010 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 Years	More than 5 years
Long-term debt obligations	$254,300	$4,990	$43,287	$98,268	$107,755
Capital lease obligations	1,065	515	550	—	—
Interest on long-term obligations	70,479	13,221	24,164	16,935	16,159
Operating lease obligations	23,004	9,795	10,047	3,023	139
Purchase obligations(1)	184,908	172,255	12,639	14	—
Pension and deferred compensation(2)	77,259	5,271	9,883	9,703	52,402
Total(3)	$611,015	$206,047	$100,570	$127,943	$176,455

________________

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

(3)     In addition to the above contractual obligations, the Company may be obligated for additional cash outflows of $17.7 million of potential tax obligations.  The payment and timing of any such payments is affected by the ultimate resolution of the tax years that are under audit or remain subject to examination by the relevant taxing authorities.

At January 31, 2010, the Company had a contingent liability for standby letters of credit totaling $20.0 million that have been issued and are outstanding.  The letters of credit guarantee payment to beneficial third parties in the event the Company is in breach of a specified financing agreement and insurance contract terms as detailed in each letter of credit.  At January 31, 2010, there were no amounts drawn upon these letters of credit.

The Company has approximately $536.1 million of unused lines of credit as of January 31, 2010. Of these, the most significant is a five-year, multi-currency revolving facility with a group of banks under which the Company may borrow up to $250 million.  This facility expires on April 2, 2013.  As of January 31, 2010, there was $15.0 million of borrowings under this facility.

Certain note agreements contain debt covenants related to limitations on indebtedness and interest expense.  As of January 31, 2010, the Company was in compliance with all such covenants.  The Company currently expects to remain in compliance with these covenants.

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

Outlook

Based on recent economic data and Customer forecasts, the Company expects continued gradual improvement in overall business activity.  The Company expects estimated full year restructuring costs to be in the range of $12 to $17 million.

•	The Company is now forecasting its total Fiscal 2010 sales to be approximately $1.8 billion. The forecast is based on the Euro at US$1.37 and 90 Yen to the US$.
•	Including the estimated full year restructuring costs, the Company forecasts its full year operating margin to be 11.4 to 12.0 percent.
•	The Company’s full year Fiscal 2010 tax rate is projected to be between 26 and 28 percent.
•	The Company expects its full year net cash provided by operating activities to be $180 to $200 million.

Engine Products Segment – The Company forecasts full year sales to increase 2 to 6 percent, including the impact of foreign currency translation.

•

During the second half of Fiscal 2010 the Company anticipates a 10 to 20 percent increase in sales to its construction and mining equipment Customers, as they increase their production rates to replenish inventory to levels consistent with their current end-user demand.  The Company also anticipates a modest increase in the farm equipment market.

•

The Company is forecasting slightly lower sales in the second half of Fiscal 2010 for its Aerospace and Defense Products due to the slowdown in U.S. military activity in Iraq and the associated decrease in government procurement spending for major programs.

•

In its On-Road Products business, the Company believes that build rates for heavy- and medium-duty trucks will improve incrementally.  The Company expects a high single-digit percent sales increase during the second half of Fiscal 2010.

•

The Company’s Aftermarket Products’ sales are expected to continue improving as utilization rates for both heavy trucks and off-road equipment increase.  The Company also anticipates a small improvement from inventory replenishment activities by its Customers.  Finally, the Company expects to benefit from the increasing amount of equipment in the field with its PowerCore® technology and other proprietary filtration systems.

Industrial Products Segment – The Company forecasts full year Fiscal 2010 sales to decrease 8 to 12 percent, including the impact of foreign currency translation.

•

The Company’s Industrial Filtration Solutions Products’ sales are projected to decrease 8 to 12 percent for the year as improving demand for replacement filters is offset by continued lower demand for new filtration equipment.

•

The Company expects full year sales of its Gas Turbine Products to decrease 25 to 30 percent due to the current slowdown in demand for large power generation projects.  The Company’s longer-term outlook remains positive with the eventual recovery of the global economy and the increased availability of natural gas.

•	Special Applications Products’ sales are projected to increase 10 to 14 percent as conditions have improved in the end markets for both the Company’s disk drive filters and membrane products.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made.  In addition, the Company wishes to advise readers that the factors listed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended July 31, 2009, as well as other factors, could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed.  These factors include, but are not limited to, risks associated with:  world economic factors and the ongoing economic uncertainty that is negatively impacting many regions of the world, the reduction in sales volume and orders, our Customers’ financial condition, the potential for some OEM Customers to increase their reliance on their own filtration capabilities, currency fluctuations, commodity prices, political factors, the Company’s international operations, highly competitive markets, governmental laws and regulations, including the impact of the unprecedented economic stimulus measures being implemented by governments around the world, the implementation of our new information systems, potential global health outbreaks, and other factors included in Item 1A of the Company’s Annual Report on Form 10-K for the year ended July 31, 2009.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

(b)

Changes in Internal Control over Financial Reporting:  No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with such evaluation during the fiscal quarter ended January 31, 2010, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 31, 2008, S&E Quick Lube, a filter distributor, filed a lawsuit in U.S. District Court for the District of Connecticut alleging that twelve filter manufacturers, including the Company, engaged in a conspiracy to fix prices, rig bids and allocate U.S. Customers for aftermarket automotive filters.  This lawsuit seeks various remedies, including injunctive relief and monetary damages of an unspecified amount, and is a purported class action on behalf of direct purchasers of automotive aftermarket filters from the defendants. Parallel purported class actions, including on behalf of a variety of direct and indirect purchasers of aftermarket filters, have been filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. The U.S cases have been consolidated into a single multi-district litigation in the Northern District of Illinois. In addition, on April 16, 2009, the Attorney General of the State of Florida filed a complaint in the U.S. District Court for the Northern District of Illinois based on these same allegations. The Company will vigorously defend the claims raised in these lawsuits.  The Company understands that the Antitrust Division of the Department of Justice (“DOJ”) was investigating the allegations raised in these suits and issued subpoenas in connection with that investigation. The Company was not contacted by the DOJ in connection with the DOJ investigation, but public reports indicate that the DOJ officially closed that investigation in January 2010.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended January 31, 2010.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
November 1 – November 30, 2009	31,263	$44.06	—	710,881 shares
December 1 – December 31, 2009	—	—	—	710,881 shares
January 1 – January 31, 2010	113,386	$39.25	112,556	598,325 shares
Total	144,649	$40.29	112,556	598,325 shares

________________

(1)     On March 31, 2006, the Company announced that the Board of Directors authorized the repurchase of up to 8.0 million common shares.  This repurchase authorization, which is effective until terminated by the Board of Directors, replaced the existing authority that was authorized on January 17, 2003.  There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the quarter ended January 31, 2010.  However, the “Total Number of Shares Purchased” column of the table above includes 32,093 previously owned shares tendered by option holders in payment of the exercise price of options during the quarter.  While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of exercising stock options or payment of equity-based awards.

Item 5.         Other Information

The Annual Meeting of Shareholders of the Company was held on November 20, 2009.  A total of 77,376,179 shares were outstanding and entitled to vote at the meeting.  A total of 67,830,377 shares were present at the meeting.  The matters submitted and voting results were:

1)	Election of Directors

Name of Nominee	Vote Tabulation
	For	Against
Jack W. Eugster	66,444,632	1,385,747
John F. Grundhofer	66,449,528	1,380,850
Paul David Miller	66,876,987	953,392

2)

Ratified appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending July 31, 2010 with the following:  For – 67,260,643; Against – 352,524; Abstaining – 217,209

Item 6.         Exhibits

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

________________

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

DONALDSON COMPANY, INC.
(Registrant)

Date: March 4, 2010	By:
William M. Cook Chairman, President and Chief Executive Officer (duly authorized officer)

Date: March 4, 2010	By:
Thomas R. VerHage Vice President, Chief Financial Officer (principal financial officer)

Date: March 4, 2010	By:
James F. Shaw Controller (principal accounting officer)