Form 10-Q
period 2010-04-30
DONALDSON CO INC
filed 2010-06-07
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2010 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.

Commission File Number 1-7891

DONALDSON COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 West 94th Street
Minneapolis, Minnesota 55431
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (952) 887-3131

(a) Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes    ☐ No

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $5 Par Value – 77,142,490 shares as of April 30, 2010.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
Net sales	$497,619	$413,447	$1,361,821	$1,447,308
Cost of sales	320,248	282,665	890,103	995,811
Gross margin	177,371	130,782	471,718	451,497
Operating expenses	105,288	93,123	308,140	316,304
Operating income	72,083	37,659	163,578	135,193
Other income, net	(942)	(1,788)	(2,743)	(7,466)
Interest expense	2,956	4,067	8,701	13,085
Earnings before income taxes	70,069	35,380	157,620	129,574
Income taxes	20,611	8,782	42,627	21,221
Net earnings	$49,458	$26,598	$114,993	$108,353
Weighted average shares outstanding	77,872,665	77,968,830	78,002,070	77,943,066
Diluted shares outstanding	79,222,705	78,718,128	79,333,246	79,209,383
Basic earnings per share	$0.64	$0.34	$1.47	$1.39
Diluted earnings per share	$0.62	$0.34	$1.45	$1.37
Dividends paid per share	$0.120	$0.115	$0.350	$0.340

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share amounts)
(Unaudited)

	April 30, 2010	July 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$208,361	$143,687
Accounts receivable, less allowance of $6,790 and $7,387	324,673	280,187
Inventories	191,313	180,238
Prepaids and other current assets	62,452	72,655
Total current assets	786,799	676,767

Property, plant and equipment, at cost	870,212	882,547
Less accumulated depreciation	(508,318)	(501,479)
Property, plant and equipment, net	361,894	381,068
Goodwill	165,849	169,027
Intangible assets, net	59,995	65,386
Other assets	49,651	41,748
Total Assets	$1,424,188	$1,333,996
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$19,406	$29,558
Current maturities of long-term debt	5,471	5,496
Trade accounts payable	141,034	123,063
Other current liabilities	150,009	141,967
Total current liabilities	315,920	300,084

Long-term debt	251,603	253,674
Deferred income taxes	8,712	9,416
Other long-term liabilities	76,641	82,204
Total Liabilities	652,876	645,378
SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $5 par value, 120,000,000 shares authorized, 88,643,194 issued	443,216	443,216
Retained earnings	711,438	615,817
Stock compensation plans	21,964	19,894
Accumulated other comprehensive loss	(18,212)	(9,677)
Treasury stock, at cost – 11,420,496 and 11,295,409 shares at April 30, 2010, and July 31, 2009, respectively	(387,094)	(380,632)
Total Shareholders’ Equity	771,312	688,618
Total Liabilities and Shareholders’ Equity	$1,424,188	$1,333,996

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)
(Unaudited)

	Nine Months Ended April 30,
	2010	2009
OPERATING ACTIVITIES
Net earnings	$114,993	$108,353
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	45,158	43,256
Changes in operating assets and liabilities	(6,848)	68,719
Tax benefit of equity plans	(3,815)	(2,279)
Stock compensation plan expense	7,110	1,164
Other, net	(7,831)	(14,507)
Net cash provided by operating activities	148,767	204,706

INVESTING ACTIVITIES
Net expenditures on property and equipment	(27,230)	(34,151)
Acquisitions, investments and divestitures, net	(250)	(74,318)
Net cash used in investing activities	(27,480)	(108,469)

FINANCING ACTIVITIES
Purchase of treasury stock	(23,783)	(32,773)
Proceeds from long-term debt	—	80,471
Repayments of long-term debt	(5,386)	(6,623)
Change in short-term borrowings	(10,024)	(55,324)
Dividends paid	(27,040)	(26,291)
Tax benefit of equity plans	3,815	2,279
Exercise of stock options	7,332	3,380
Net cash used in financing activities	(55,086)	(34,881)
Effect of exchange rate changes on cash	(1,527)	(11,476)
Increase in cash and cash equivalents	64,674	49,880
Cash and cash equivalents - beginning of year	143,687	83,357
Cash and cash equivalents - end of period	$208,361	$133,237

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. and subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and nine month periods ended April 30, 2010, are not necessarily indicative of the results that may be expected for future periods. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2009.

Note B – Inventories

          The components of inventory as of April 30, 2010 and July 31, 2009 are as follows (thousands of dollars):

	April 30, 2010	July 31, 2009
Materials	$72,997	$71,518
Work in process	22,933	20,022
Finished products	95,383	88,698
Total inventories	$191,313	$180,238

Note C – Accounting for Stock-Based Compensation

          Stock-based employee compensation cost is recognized using the fair-value based method for all awards. The Company determined the fair value of its option awards using the Black-Scholes option pricing model. The following assumptions were used to value the options, including reload options which generally have a shorter contractual life, granted during the nine months ended April 30, 2010: range of 16 days to 8 years expected life; expected volatility range of 24.4 percent to 32.3 percent; risk-free interest rate range of 0.01 percent to 3.9 percent and annual dividend yield of 1.0 percent. The expected life selected for options granted during the period represents the period of time that the options are expected to be outstanding based on the contractual life and historical data of option holder exercise and termination behavior. Expected volatilities are based upon historical volatility of the Company’s stock over a period at least equal to the expected life of each option grant. Option grants are priced at the fair market value of the Company’s stock on the date of grant. The weighted average fair value for options granted during the nine months ended April 30, 2010 and 2009 was $13.24 per share and $8.54 per share, respectively. For the three months and nine months ended April 30, 2010 the Company recorded pretax compensation expense associated with stock options of $1.0 million and $6.3 million, and recorded $0.3 million and $2.3 million of related tax benefit. For the three months and nine months ended April 30, 2009 the Company recorded pretax compensation expense associated with stock options of $0.4 million and $3.6 million, and recorded $0.2 million and $1.4 million of related tax benefit.

The following table summarizes stock option activity during the nine months ended April 30, 2010:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at July 31, 2009	4,998,125	$26.94
Granted	639,263	$42.39
Exercised	(631,805)	$18.38
Canceled	(18,831)	$42.54
Outstanding at April 30, 2010	4,986,752	$29.94

          The total intrinsic value of options exercised during the nine months ended April 30, 2010 and 2009 was $15.6 million and $7.2 million, respectively.

          The following table summarizes information concerning outstanding and exercisable options as of April 30, 2010:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$15 and below	243,058	0.64	$12.86	243,058	$12.86
$15 to $25	1,189,425	2.13	$18.01	1,189,425	$18.01
$25 to $35	2,316,357	4.84	$31.65	2,249,923	$31.61
$35 and above	1,237,912	8.26	$41.57	890,227	$41.43
	4,986,752	4.84	$29.94	4,572,633	$28.99

          At April 30, 2010 the aggregate intrinsic value of options outstanding and exercisable was $81.6 million and $79.2 million, respectively.

          As of April 30, 2010 there was $3.8 million of total unrecognized compensation cost related to non-vested stock options granted under the 2001 Master Stock Incentive Plan. This unvested cost is expected to be recognized during the remainder of Fiscal Years 2010, 2011, 2012 and 2013.

Note D – Net Earnings Per Share

          The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common equivalent shares relating to stock options and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods. For the three and nine months ended April 30, 2010 there were 293,816 options and 844,366 options excluded from the diluted net earnings per share calculation, respectively. For the three and nine months ended April 30, 2009 there were 2,971,419 options and 1,141,970 options excluded from the diluted net earnings per share calculation, respectively.

          In June 2008, the Financial Accounting Standards Board (FASB) issued new guidance related to earnings per share. This guidance provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share (EPS). The Company adopted the guidance in the first quarter of Fiscal 2010 and is required to retrospectively adjust all prior-period EPS data. The resulting impact of the adoption of the guidance was to include unvested restricted shares of 80,208 and 79,254 for the three and nine months ended April 30, 2010, respectively; and 85,224 and 92,149 for the three and nine months ended April 30, 2009, respectively, in the basic weighted average shares outstanding calculation. This resulted in no change in the Company’s basic and diluted EPS as reported in the prior periods presented.

          The following table presents information necessary to calculate basic and diluted net earnings per common share (thousands, except per share amounts):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
Weighted average shares outstanding – basic	77,873	77,969	78,002	77,943
Diluted share equivalents	1,350	749	1,331	1,266
Weighted average shares outstanding – diluted	79,223	78,718	79,333	79,209

Net earnings for basic and diluted earnings per share computation	$49,458	$26,598	$114,993	$108,353

Net earnings per share – basic	$0.64	$0.34	$1.47	$1.39
Net earnings per share – diluted	$0.62	$0.34	$1.45	$1.37

Note E – Shareholders’ Equity

          The Company reports accumulated other comprehensive loss as a separate item in the shareholders’ equity section of the balance sheet.

          Total comprehensive income (loss) and its components are as follows (thousands of dollars):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
Net earnings	$49,458	$26,598	$114,993	$108,353
Foreign currency translation gain (loss)	(7,697)	16,715	(10,722)	(99,656)
Net gain (loss) on hedging derivatives, net of deferred taxes	179	(826)	493	(174)
Pension and postretirement liability adjustment, net of deferred taxes	550	278	1,694	392
Total comprehensive income	$42,490	$42,765	$106,458	$8,915

          Total accumulated other comprehensive loss and its components at April 30, 2010 and July 31, 2009 are as follows (thousands of dollars):

	April 30, 2010	July 31, 2009
Foreign currency translation adjustment	$64,433	$75,155
Net (gain) loss on hedging derivatives, net of deferred taxes	99	(394)
Pension and postretirement liability, net of deferred taxes	(82,744)	(84,438)
Total accumulated other comprehensive loss	$(18,212)	$(9,677)

          The Board of Directors authorized the repurchase of 8.0 million shares of common stock under the stock repurchase plan dated March 26, 2010. This repurchase authorization replaces the existing authority that was approved on March 31, 2006. During the three months ended April 30, 2010 the Company repurchased 306,955 shares for $12.0 million at an average price of $39.05 per share. During the nine months ended April 30, 2010 the Company repurchased 638,840 shares for $23.8 million at an average price of $37.23 per share. As of April 30, 2010 the Company had remaining authorization to repurchase up to 8.0 million shares pursuant to the current authorization.

          On May 26, 2010, the Company’s Board of Directors declared a cash dividend in the amount of $0.12 per common share payable to stockholders of record on June 10, 2010. The dividend will be paid on June 25, 2010.

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

	Engine Products	Industrial Products	Corporate and Unallocated	Total Company
Three Months Ended April 30, 2010:
Net sales	$292,798	$204,821	—	$497,619
Earnings before income taxes	46,690	27,676	(4,297)	70,069

Three Months Ended April 30, 2009:
Net sales	$223,747	$189,700	—	$413,447
Earnings before income taxes	19,708	18,448	(2,776)	35,380

Nine Months Ended April 30, 2010:
Net sales	$786,420	$575,401	—	$1,361,821
Earnings before income taxes	104,146	65,005	(11,531)	157,620
Assets	651,256	483,809	289,123	1,424,188

Nine Months Ended April 30, 2009:
Net sales	$774,614	$672,694	—	$1,447,308
Earnings before income taxes	66,252	70,439	(7,117)	129,574
Assets	603,821	490,535	275,718	1,370,074

          The Engine Products segment incurred $0.3 million and $2.7 million of restructuring and asset impairment charges for the three months ended April 30, 2010 and 2009, respectively, and $1.7 million and $5.1 million of restructuring and asset impairment charges for the nine months ended April 30, 2010 and 2009, respectively. The Industrial Products segments incurred $3.5 million and $4.0 million of restructuring and asset impairment charges for the three months ended April 30, 2010 and 2009, respectively, and $8.4 million and $5.9 million of restructuring and asset impairment charges for the nine months ended April 30, 2010 and 2009, respectively. Since the inception of the restructuring program in Fiscal 2009 the Engine Products and Industrial Products segments have incurred $8.9 million and $18.6 million of restructuring expenses, respectively.

          There were no Customers over 10 percent of net sales for the three months ended April 30, 2010. Sales to one Customer accounted for 10 percent of net sales for the three months ended April 30, 2009. There were no Customers over 10 percent of net sales for the nine months ended April 30, 2010 and 2009. There were no Customers over 10 percent of gross accounts receivable as of April 30, 2010 and 2009.

Note G – Goodwill and Other Intangible Assets

          Goodwill is assessed for impairment between annual assessments whenever events or circumstances make it more likely than not that an impairment may have occurred. The Company’s most recent annual impairment assessment for goodwill was completed during the third quarter of Fiscal 2010. The results of this assessment showed that the fair values of the reporting units to which goodwill is assigned continue to be higher than the book values of the respective reporting units, resulting in no goodwill impairment. No goodwill was impaired during the nine months ended April 30, 2009. The Company has assigned goodwill to reporting units within its Industrial Products and Engine Products segments. Following is a reconciliation of goodwill for the nine months ending April 30, 2010 (thousands of dollars):

	Engine Products	Industrial Products	Total Goodwill
Balance as of July 31, 2009	$61,582	$107,445	$169,027
Foreign exchange translation	(519)	(2,659)	(3,178)
Balance as of April 30, 2010	$61,063	$104,786	$165,849

          As of April 30, 2010 other intangible assets were $60.0 million, a $5.4 million decrease from the balance of $65.4 million at July 31, 2009. The decrease in other intangible assets is due to amortization of existing assets of $4.6 million and foreign exchange translation. There were no intangible asset additions during the nine months ended April 30, 2010.

Note H – Guarantees

          The Company and Caterpillar Inc. equally own the shares of Advanced Filtration Systems Inc. (AFSI), an unconsolidated joint venture, and guarantee certain debt of the joint venture. As of April 30, 2010 the joint venture had $32.5 million of outstanding debt of which the Company guarantees half. For the three and nine months ended April 30, 2010 the Company recorded $0.3 million and $0.1 million of earnings for this equity method investment, respectively. During the three and nine months ended April 30, 2009 the Company recorded $0.9 million and $0.4 million, respectively, of earnings for this equity method investment. During the three and nine months ended April 30, 2010 the Company also recorded royalty income of $1.3 million and $3.8 million, respectively, related to AFSI. During the three and nine months ended April 30, 2009 the Company recorded royalty income of $1.1 million and $4.1 million, respectively, related to AFSI.

          The Company estimates warranty costs using standard quantitative measures based on historical warranty claim experience and evaluation of specific Customer warranty issues. Following is a reconciliation of warranty reserves for the nine months ended April 30, 2010 and 2009 (thousands of dollars):

	April 30, 2010	April 30, 2009
Beginning balance	$9,215	$11,523
Accruals for warranties issued during the reporting period	7,311	2,046
Adjustments related to pre-existing warranties (including changes in estimates)	(857)	(1,221)
Less settlements made during the period	(3,261)	(2,414)
Ending balance	$12,408	$9,934

          The increase in warranty accruals is primarily due to a specific warranty matter in our Retrofit Emissions Products group. We recorded an expense of $2.4 million and $4.4 million for this matter in the three and nine months ended April 30, 2010.

          At April 30, 2010 the Company had a contingent liability for standby letters of credit totaling $20.0 million that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of a specified bond financing agreement and insurance contract terms as detailed in each letter of credit. At April 30, 2010 there were no amounts drawn upon these letters of credit.

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

          Net periodic pension costs for the Company’s pension plans include the following components (thousands of dollars):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
Service cost	$3,265	$3,708	$9,903	$11,264
Interest cost	4,831	4,546	14,676	13,884
Expected return on assets	(7,069)	(7,149)	(21,382)	(21,732)
Transition amount amortization	56	46	175	143
Prior service cost amortization	73	109	221	327
Actuarial loss amortization	707	272	2,171	837
Total periodic benefit cost	$1,863	$1,532	$5,764	$4,723

          The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. For the nine months ended April 30, 2010 the Company made contributions of $10.0 million to its U.S. pension plans and $2.3 million to its non-U.S. pension plans. The Company does not anticipate making any additional contributions to its U.S. pension plans in Fiscal 2010 and estimates that it will contribute up to an additional $2.3 million to its non-U.S. pension plans during the remainder of Fiscal 2010.

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

          The Company enters into forward exchange contracts of generally less than one year to hedge forecasted transactions between its subsidiaries and to reduce potential exposure related to fluctuations in foreign exchange rates for existing recognized assets and liabilities. It also utilizes forward exchange contracts for anticipated intercompany and third-party transactions such as purchases, sales and dividend payments denominated in local currencies. Forward exchange contracts are designated as cash flow hedges as they are designed to hedge the variability of cash flows associated with the underlying existing recognized or anticipated transactions. Changes in the value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) in shareholders’ equity until earnings are affected by the variability of the underlying cash flows. At that time, the applicable amount of gain or loss from the derivative instrument that is deferred in shareholders’ equity is reclassified to earnings. Effectiveness is measured using spot rates to value both the hedge contract and the hedged item. The excluded forward points, as well as any ineffective portions of hedges, are recorded in earnings through the same line as the underlying transaction. During the first nine months of Fiscal 2010, $0.3 million of losses were recorded due to the exclusion of forward points from the assessment of hedge effectiveness.

          These unrealized losses and gains are reclassified, as appropriate, when earnings are affected by the variability of the underlying cash flows during the term of the hedges. The Company expects to record $0.1 million of net deferred losses from these forward exchange contracts during the next twelve months.

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

          The following summarizes the Company’s fair value of outstanding derivatives at April 30, 2010 and July 31, 2009, on the Consolidated Balance Sheets (thousands of dollars):

	April 30, 2010	July 31, 2009
Asset derivatives recorded under the caption Prepaids and other current assets
Foreign exchange contracts	$602	$493

Asset derivatives recorded under the caption Other assets
Interest rate swap asset	$2,976	—

Liability derivatives recorded under the caption Other current liabilities
Foreign exchange contracts	$1,217	$2,366

          The impact on other comprehensive loss (OCI) and earnings from foreign exchange contracts that qualified as cash flow hedges for the nine months ended April 30, 2010 and 2009 was as follows (thousands of dollars):

	April 30, 2010	April 30, 2009
Net carrying amount at beginning of year	$(650)	$188
Cash flow hedges deferred in OCI	(2,349)	(811)
Cash flow hedges reclassified to income	3,164	158
Change in deferred taxes	(280)	208
Net carrying amount at April 30	$(115)	$(257)

          The Company’s derivative financial instruments present certain market and counterparty risks, however, concentration of counterparty risk is mitigated as the Company deals with a variety of major banks worldwide. In addition, only conventional derivative financial instruments are utilized. The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding at April 30, 2010 failed to perform according to the terms of its agreement. At this time, the Company does not require collateral or any other form of securitization to be furnished by the counterparties to its derivative instruments.

          The fair values of the Company’s financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price). The fair values are based on inputs other than quoted prices that are observable for the asset or liability. These inputs include foreign currency exchange rates and interest rates. The financial assets and financial liabilities are primarily valued using standard calculations and models that use as their basis readily observable market parameters. Industry standard data providers are the primary source for forward and spot rate information for both interest rates and currency rates.

	Significant Other Observable Inputs (Level 2)*
	April 30 2010	July 31, 2009
Forward exchange contracts – net liability position	$(615)	$(1,873)
Interest rate swaps – net asset position	2,976	—

          *Inputs to the valuation methodology of level 2 assets include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

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

          On March 31, 2008, S&E Quick Lube, a filter distributor, filed a lawsuit in U.S. District Court for the District of Connecticut alleging that twelve filter manufacturers, including the Company, engaged in a conspiracy to fix prices, rig bids and allocate U.S. Customers for aftermarket automotive filters. This lawsuit seeks various remedies including injunctive relief and monetary damages of an unspecified amount and is a purported class action on behalf of direct purchasers of automotive aftermarket filters from the defendants. Parallel purported class actions, including on behalf of a variety of direct and indirect purchasers of aftermarket filters, have been filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. The U.S cases have been consolidated into a single multi-district litigation in the Northern District of Illinois. In addition, on April 16, 2009 the Attorney General of the State of Florida filed a complaint in the U.S. District Court for the Northern District of Illinois based on these same allegations. The Company will vigorously defend the claims raised in these lawsuits. The Company understands that the Antitrust Division of the Department of Justice (“DOJ”) was investigating the allegations raised in these suits and issued subpoenas in connection with that investigation. The Company was not contacted by the DOJ in connection with the DOJ investigation, but public reports indicate that the DOJ officially closed that investigation in January 2010.

          On May 19, 2010, the Air Resources Board for the State of California (“ARB”) revoked its verification of the Company’s DFM Diesel Multi-Stage Filter System (“DMF”) for use with on-road diesel engines, which verification was issued on December 16, 2005. Under the ARB revocation, as of May 17, 2010, the DMF system may not be sold, installed or offered for sale as an ARB verified system. The Company issued a product bulletin for its DMF product on February 8, 2010 and subsequently submitted a proposal to ARB to address a failure mode that can occur when an engine is not operating in compliance with the requirements for engine performance and temperature. ARB in its letter dated May 19, 2010 has designated the product modifications proposed by Donaldson as a new design under ARB rules and is requiring that it be submitted separately for a new verification.

          In addition, ARB has notified the Company by letter that it may seek fines and penalties in connection with the sales of the DMF product. The Company denies that any sales were made in California without ARB verification. Donaldson is not currently selling any DMF product and is evaluating and working with both ARB and the United States Environmental Protection Agency to obtain the necessary approvals for the DMF product. At the present time, we do not anticipate a material adverse impact to our results of operations or financial position due to the issues related to the DMF product.

Note L – Income Taxes

          The effective tax rate for the three months and nine months ended April 30, 2010 was 29.4 percent and 27.0 percent, respectively. The effective tax rate for the three months and nine months ended April 30, 2009 was 24.8 percent and 16.4 percent, respectively. The nine months ended April 30, 2010 contained $4.5 million of discrete tax benefits, primarily recorded in the second quarter, from the expiration of the statute of limitations at foreign subsidiaries and other discrete tax items. The prior year nine month period contained $19.3 million of discrete tax benefits, which predominantly occurred in the second quarter, primarily related to changes to uncertain tax position reserves in connection with the effective settlements of court cases and examinations in various jurisdictions covering various years. Without consideration of discrete items, the average underlying tax rate improved over the prior year to 29.9 percent from 31.3 percent mainly due to the mix of earnings between tax jurisdictions.

          The Company’s uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. The following tax years, in addition to the current year, remain subject to examination, at least for certain issues, by the major tax jurisdictions indicated:

Major Jurisdictions	Open Tax Years
Belgium	2005 through 2009
China	2000 through 2009
France	2007 through 2009
Germany	2004 through 2009
Italy	2003 through 2009
Japan	2009
Mexico	2005 through 2009
Thailand	2005 through 2009
United Kingdom	2008 through 2009
United States	2007 through 2009

          At April 30, 2010 the total unrecognized tax benefits were $18.4 million and accrued interest and penalties were $2.3 million. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. If the Company were to prevail on all unrecognized tax benefits recorded, substantially all of the amount recorded would reduce the effective tax rate. With an average statute of limitations of about 5 years, up to $3.1 million of the unrecognized tax benefits could potentially expire in the next 12 month period, unless extended by audit. It is reasonably possible that an additional reduction in unrecognized tax benefits may occur within the fiscal year due to settlement of several worldwide tax disputes, however, quantification of an estimated range and timing cannot be made at this time.

Note M – Restructuring and Asset Impairment

          The following is a reconciliation of restructuring reserves (in thousands of dollars):

Balance at July 31, 2008	$—
Accruals for restructuring during the reporting period	17,755
Less settlements made during the period	(13,915)
Balance at July 31, 2009	$3,840
Accruals for restructuring during the reporting period	7,974
Less settlements made during the period	(4,491)
Balance at April 30, 2010	$7,323

          Certain restructuring actions commenced in Fiscal 2009 in response to the dramatic downturn in the worldwide economy and these actions and related costs carried over into Fiscal 2010. The restructuring expenses primarily relate to employee severance costs. In addition to the restructuring charges discussed above, we also incurred asset impairment charges of $2.1 related to a downsizing at a plant in Germany.

          Restructuring expense detail is summarized as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
Gross margin	$1,624	$1,908	$5,745	$6,889
Operating expenses	—	4,878	2,229	4,193
Total restructuring expenses	$1,624	$6,786	$7,974	$11,082

          The Company expects to settle its remaining liability during Fiscal 2010. The Company has completed its planned restructuring activities and does not expect to incur significant additional restructuring charges during the remainder of Fiscal 2010.

Note N – Subsequent Events

          The Company has evaluated and reviewed for subsequent events that would impact the financial statements for the nine months ended April 30, 2010 through the issuance date of the financials.

Note O – New Accounting Standards

          In June 2009 the FASB updated the accounting standards related to the consolidation of variable interest entities (VIEs). The standard amends current consolidation guidance and requires additional disclosures about an enterprise’s involvement in VIEs. The standard is effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of the revised standard is not expected to have a material impact on the Company’s financial statements.

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

          The Company has two reporting segments: Engine Products and Industrial Products. Products in the Engine Products segment consist of air filtration systems, exhaust and emissions systems, liquid filtration systems and replacement parts. The Engine Products segment sells to original equipment manufacturers (OEMs) in the construction, mining, agriculture, aerospace, defense and truck markets, and to OEM dealer networks, independent distributors, private label accounts and large equipment fleets. Products in the Industrial Products segment consist of dust, fume and mist collectors, compressed air purification systems, liquid filtration systems, air filtration systems for gas turbines and specialized air filtration systems for diverse applications including computer hard disk drives. The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines and OEMs and end-users requiring clean air and liquids.

          The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report.

Overview

          The Company reported diluted net earnings per share of $0.62 for the third quarter of Fiscal 2010, up from $0.34 in the third quarter of the prior year. Net earnings for the quarter were $49.5 million, compared to $26.6 million in the third quarter of the prior year. Included in the above results are pre-tax restructuring and asset impairment charges of $3.7 million and $6.8 million in the quarters ended April 30, 2010 and 2009, respectively. The Company reported sales in the third quarter of Fiscal 2010 of $497.6 million, an increase of 20.4 percent from $413.4 million in the third quarter of the prior year. The impact of foreign currency translation increased reported sales by 5.0 percent in the quarter.

          Improving global economic conditions, new product introductions and emerging market growth drove a 20 percent year-over-year sales increase in the third quarter and a 14 percent sequential increase from the second quarter. The Company’s higher sales levels, combined with its record operating margin performance of 14.5 percent, resulted in a 91 percent increase in the Company’s operating income over the prior year.

          Sales rebounded strongly from last year’s recessionary levels. Sales in the Company’s Engine Products’ segment increased 31 percent as Aftermarket Products’ sales remained robust and build rates improved at its global Off-Road and On-Road Customers. The Company’s Industrial Products segment sales increased 8 percent, driven mainly by strong sales of Special Applications Products. The Company’s sales growth improvement was global as its local currency sales increased 25 percent in Asia, 17 percent in Europe and 10 percent in the Americas.

          The Company benefited from better fixed cost absorption due to the higher volumes in its plants and distribution centers, ongoing product and process cost reduction initiatives and the savings generated by restructuring activities. The Company’s sales mix also helped to increase margins as its replacement filter sales again exceeded its first-fit sales.

          The Company has now completed its planned restructuring activities and is not expecting to incur any significant additional charges. These difficult but necessary actions allowed the Company to appropriately match its cost structure to its sales levels during the downturn, enabling the Company to remain solidly profitable throughout the recession and emerge from this cycle even leaner and stronger than when the Company entered it.

Results of Operations

          Sales in the United States increased $17.4 million or 9.7 percent for the third quarter of Fiscal 2010 compared to the third quarter of the prior year. Total international sales in U.S. dollars increased $66.7 million or 28.5 percent in the third quarter compared to the prior year. In U.S. dollars, Europe sales increased $25.4 million or 21.7 percent, Asia sales increased $33.3 million or 36.1 percent and other international sales increased $8.0 million or 32.9 percent for the third quarter of Fiscal 2010 as compared to the prior year period. Translated at constant exchange rates, total international sales increased 19.7 percent over the prior year quarter. For the nine month period ended April 30, 2010, sales in the United States decreased $78.6 million or 12.8 percent from the prior year, and total international sales in U.S. dollars decreased $6.9 million or 0.8 percent from the prior year.

          The impact of foreign currency translation during the third quarter of Fiscal 2010 increased net sales by $20.7 million, or 5.0 percent from the prior year third quarter. The impact of foreign currency translation on the year-to-date results as of the third quarter of Fiscal 2010 increased net sales by $51.4 million, or 3.6 percent. Worldwide sales for the third quarter of Fiscal 2010, excluding the impact of foreign currency translation, increased 15.4 percent from the third quarter of the prior year. The impact of foreign currency translation increased net earnings by $2.3 million and $3.8 million for the three and nine month periods ended April 30, 2010, respectively.

          Although net sales excluding foreign currency translation and net earnings excluding foreign currency translation are not measures of financial performance under U.S. GAAP, the Company believes they are useful in understanding its financial results. Both measures enable the Company to obtain a clearer understanding of the operating results of its foreign entities without the varying effects that changes in foreign currency exchange rates may have on those results. A shortcoming of these financial measures is that they do not reflect the Company’s actual results under U.S. GAAP. Management does not intend for these items to be considered in isolation or as a substitute for the related U.S. GAAP measures.

          Following is a reconciliation to the most comparable GAAP financial measure of these non-GAAP financial measures (thousands of dollars):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
Net sales, excluding foreign currency translation	$476,957	$447,092	$1,310,392	$1,501,529
Foreign currency translation	20,662	(33,645)	51,429	(54,221)
Net sales	$497,619	$413,447	$1,361,821	$1,447,308

Net earnings, excluding foreign currency translation	$47,199	$27,505	$111,193	$111,229
Foreign currency translation	2,259	(907)	3,800	(2,876)
Net earnings	$49,458	$26,598	$114,993	$108,353

          Gross margin for the third quarter of Fiscal 2010 was 35.6 percent, compared to 31.6 percent for the third quarter in the prior year. The better gross margin was the result of improved fixed cost absorption, a higher mix of replacement filter sales, savings from restructuring actions, and ongoing cost reduction activities. Within gross margin, the Company incurred $3.7 million in restructuring and asset impairment charges in the quarter, compared to $1.9 million last year. This quarter’s charges were primarily related to a downsizing at a plant in Germany and included severance and asset impairments for the building and inventory.

          Operating expenses for the quarter were 21.2 percent of sales, down from 22.5 percent of sales during the prior year quarter. Operating expenses were $105.3 million for the quarter, up 13.1 percent from $93.1 million last year. The third quarter operating expenses included no restructuring costs, as compared to $4.9 million in the third quarter of Fiscal 2009. The third quarter also included an increase in warranty charges, primarily due to a specific Retrofit Emissions Products warranty matter for which an expense of $2.4 million was recorded in the quarter. Additionally, incentive compensation expense increased $7.7 million from the prior year quarter. Year-to-date operating expenses were $308.1 million, down 2.6 percent from $316.3 million in the prior year. Year-to-date operating expenses were 22.6 percent of sales, as compared to 21.9 percent in the prior year. Year-to-date operating expenses included an increase in compensation expense of $10.4 million and warranty charges of $5.6 million over the prior year.

          Other income for the third quarter of Fiscal 2010 totaled $0.9 million, compared to $1.8 million of other income in the third quarter of the prior year. Other income for the third quarter of Fiscal 2010 consisted of royalty income of $1.9 million, income from unconsolidated affiliates of $1.1 million, and interest income of $0.3 million, partially offset by foreign exchange losses of $1.2 million, charitable donations of $0.5 million, and other miscellaneous expenses of $0.7 million. For the third quarter of Fiscal 2010, interest expense was $3.0 million, down from $4.1 million in the third quarter of the prior year, due to lower debt levels and lower interest rates on outstanding debt. Year-to-date other income totaled $2.7 million compared to $7.5 million reported in the prior year. The decrease is driven by an increase in foreign exchange losses of $3.9 million, an increase in charitable donation expense of $1.0 million, partially offset by other miscellaneous income of $0.1 million. Year-to-date interest expense was $8.7 million, down from $13.1 million in the prior year.

          The effective tax rate for the three months and nine months ended April 30, 2010 was 29.4 percent and 27.0 percent, respectively. The effective tax rate for the three months and nine months ended April 30, 2009 was 24.8 percent and 16.4 percent, respectively. The nine months ended April 30, 2010 contained $4.5 million of discrete tax benefits, primarily recorded in the second quarter, from the expiration of the statute of limitations at foreign subsidiaries and other discrete tax items. The prior year nine month period contained $19.3 million of discrete tax benefits, which predominantly occurred in the second quarter, primarily related to changes to uncertain tax position reserves in connection with the effective settlements of court cases and examinations in various jurisdictions covering various years. Without consideration of discrete items, the average underlying tax rate improved over the prior year 29.9 percent from 31.3 percent mainly due to the mix of earnings between tax jurisdictions.

Operations by Segment

          Following is financial information for the Company’s Engine Products and Industrial Products segments. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, and interest income and expense. Segment detail is summarized as follows (thousands of dollars):

	Engine Products	Industrial Products	Corporate and Unallocated	Total Company
Three Months Ended April 30, 2010:
Net sales	$292,798	$204,821	—	$497,619
Earnings before income taxes	46,690	27,676	(4,297)	70,069

Three Months Ended April 30, 2009:
Net sales	$223,747	$189,700	—	$413,447
Earnings before income taxes	19,708	18,448	(2,776)	35,380

Nine Months Ended April 30, 2010:
Net sales	$786,420	$575,401	—	$1,361,821
Earnings before income taxes	104,146	65,005	(11,531)	157,620
Assets	651,256	483,809	289,123	1,424,188

Nine Months Ended April 30, 2009:
Net sales	$774,614	$672,694	—	$1,447,308
Earnings before income taxes	66,252	70,439	(7,117)	129,574
Assets	603,821	490,535	275,718	1,370,074

          Following are net sales by product category within the Engine Products and Industrial Products segments (thousands of dollars):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
Engine Products segment:
Off-Road Products	$64,223	$52,544	$157,233	$201,811
Aerospace and Defense Products	27,118	29,673	84,807	89,101
On-Road Products	20,838	13,405	57,728	57,549
Aftermarket Products*	174,608	121,346	472,274	400,118
Retrofit Emissions Products	6,011	6,779	14,378	26,035
Total Engine Products segment	$292,798	$223,747	$786,420	$774,614

Industrial Products segment:
Industrial Filtration Solutions Products	$114,801	$111,975	$332,994	$394,579
Gas Turbine Products	43,489	45,166	108,673	162,046
Special Applications Products	46,531	32,559	133,734	116,069
Total Industrial Products segment	$204,821	$189,700	$575,401	$672,694

Total Company	$497,619	$413,447	$1,361,821	$1,447,308

* Includes replacement part sales to the Company’s OEM Engine Products Customers.

Engine Products Segment For the third quarter of Fiscal 2010, worldwide Engine Products sales were $292.8 million, an increase of 30.9 percent from $223.7 million in the third quarter of the prior year. Total third quarter Engine Products sales in the United States increased by 14.3 percent compared to the same period in the prior year and international sales increased by 50.8 percent as discussed below. The impact of foreign currency translation during the third quarter of Fiscal 2010 increased sales by $12.0 million, or 5.3 percent. Earnings before income taxes as a percentage of Engine Products segment sales of 15.9 percent increased from 8.8 percent in the prior year period. Year-to-date worldwide net sales were $786.4 million, an increase of 1.5 percent from $774.6 million in the prior year. International Engine Products sales increased 13.1 percent and sales in the United States decreased 8.7 percent from the prior year on a year-to-date basis. The impact of foreign currency translation on the year-to-date results as of the third quarter of Fiscal 2010 increased sales by $28.3 million, or 3.7 percent. Year-to-date earnings before income taxes as a percentage of Engine Products segment sales of 13.2 percent increased from 8.6 percent in the prior year. The earnings improvements for both the three and nine month periods ended April 30, 2010 were driven by a greater mix of higher-margin Aftermarket sales versus lower-margin first-fit product sales, better absorption of fixed manufacturing costs due to the increase in production volumes, benefits related to completed restructuring efforts and other cost reduction initiatives. In addition, restructuring and asset impairment expenses for the Engine Products segment decreased by $2.5 million and $3.4 million for the three and nine months ended April 30, 2010, as compared to the prior year periods.

          Worldwide sales of Off-Road Products in the third quarter of Fiscal 2010 were $64.2 million, an increase of 22.2 percent from $52.5 million in the third quarter of the prior year, driven by an overall increase in build rates at the Company’s Customers. Domestic sales of Off-Road Products increased 6.9 percent. International sales were up 36.9 percent from the third quarter of the prior year with increases in Asia and Europe of 54.9 percent and 27.2 percent, respectively. The sales increases in the quarter were driven by increases in the mining industry as a result of higher commodity prices and improvements in construction activity. Year-to-date worldwide Off-Road Products sales totaled $157.2 million, a decrease of 22.1 percent from $201.8 million in the prior year. Year-to-date sales of Off-Road Products decreased 29.1 percent in the United States and decreased 15.9 percent internationally over the prior year. For the nine months ended April 30, 2010 sales decreased due to declines in spending in U.S. residential and non-residential construction markets, and lower construction activity in Europe due to the economic downturn.

          Worldwide sales of Aerospace and Defense Products in the third quarter of Fiscal 2010 were $27.1 million, a decrease of 8.6 percent from $29.7 million in the third quarter of the prior year. Sales decreased in the United States by 13.4 percent. International Aerospace and Defense Products sales increased by 10.5 percent, driven by increased sales in Asia of 62.8 percent and Europe of 6.7 percent. Year-to-date, worldwide Aerospace and Defense Products sales totaled $84.8 million, a decrease of 4.8 percent from $89.1 million in the prior year. Year-to-date sales of Aerospace and Defense Products decreased 9.2 percent in the United States and increased 17.3 percent internationally over the prior year. For both the three and nine month periods ended April 30, 2010 sales in the United States decreased primarily as a result of slowdowns in government procurement for major defense programs, and sales in Europe increased primarily as a result of higher aerospace sales due to improved market share and an expansion of distribution capabilities.

          Worldwide sales of On-Road Products in the third quarter of Fiscal 2010 were $20.8 million, an increase of 55.5 percent from $13.4 million in the third quarter of the prior year. International On-Road Products sales increased by 111.0 percent, driven by increased sales in Asia of 131.4 percent, as a result of increased truck exports by the Company’s Japanese OEM Customers to higher growth emerging markets, and increased sales in Europe due to a rebound in build rates from historically low levels. Sales increased in the United States by 17.0 percent over the prior year quarter. This change was due to an increase in Class 8 truck build rates of 23 percent and an increase in medium duty truck build rates of 12 percent at the Company’s Customers for the calendar quarter ended March 31, 2010 over the prior year period ended March 31, 2009. Year-to-date worldwide On-Road Products sales totaled $57.7 million, an increase of 0.3 percent from $57.5 million in the prior year. International Transportation Products sales increased 13.1 percent from the prior year on a year-to-date basis. Transportation Products sales in the United States decreased 11.3 percent from the prior year on a year-to-date basis as a result of weak economic conditions and low truck build rates during the first half of Fiscal 2010.

          Worldwide sales of Aftermarket Products in the third quarter were $174.6 million, an increase of 43.9 percent from $121.3 million in the third quarter of the prior year. U.S. Aftermarket Products sales increased 31.6 percent. International sales were up 55.2 percent from the prior year quarter, driven by increased sales in Asia and Europe of 62.2 percent and 54.9 percent, respectively. The sales increases in the United States and internationally were driven by rebounds in equipment utilization rates in the mining, construction, and transportation industries. The Company has also improved its distribution capabilities to be closer to and better serve its Customers. Year-to-date worldwide Aftermarket Products sales totaled $472.3 million, an increase of 18.0 percent from $400.1 million in the prior year. Year-to-date Aftermarket Products sales increased 7.2 percent in the United States and increased 27.5 percent internationally over the prior year.

          Worldwide sales of Retrofit Emissions Products in the third quarter were $6.0 million, a decrease of 11.3 percent from $6.8 million in the third quarter of the prior year. The Company’s Retrofit Emissions Products sales are solely in the United States. Year-to-date, worldwide Retrofit Emissions Products sales were $14.4 million, a decrease of 44.8 percent from $26.0 million in the prior year. Sales of Retrofit Emissions Products decreased in the quarter and year as a result of postponements in the availability of government grant money and delays in regulatory approval for the Company’s new product technology.

Industrial Products Segment For the third quarter of Fiscal 2010, worldwide sales in the Industrial Products segment were $204.8 million, an increase of 8.0 percent from $189.7 million in the third quarter of the prior year. Total third quarter international Industrial Products sales were up 11.5 percent compared to the same period in the prior year, while sales in the United States decreased by 0.1 percent. The impact of foreign currency translation during the third quarter of Fiscal 2010 increased sales by $8.7 million, or 4.6 percent. Earnings before income taxes as a percentage of Industrial Products segment sales of 13.5 percent increased from 9.7 percent in the prior year period, as a result of a greater mix of higher-margin Aftermarket sales versus lower-margin first-fit product sales and a decrease in restructuring costs of $0.5 million. Year-to-date worldwide net sales were $575.4 million, down 14.5 percent from $672.7 million in the prior year. International Industrial Products sales decreased 11.5 percent and sales in the United States decreased 21.4 percent from the prior year on a year-to-date basis. The impact of foreign currency translation on the year-to-date results increased sales by $23.1 million, or 3.4 percent. Year-to-date earnings before income taxes as a percentage of Industrial Products segment sales of 11.3 percent increased from 10.5 percent in the prior year. The earnings improvement over the prior year was driven by better execution on large project shipments, improved product mix, ongoing cost reduction initiatives and increased plant utilization, partially offset by an increase in restructuring and asset impairment expenses of $2.5 million.

          Worldwide sales of Industrial Filtration Solutions Products in the third quarter were $114.8 million, an increase of 2.5 percent from $112.0 million in the prior year. International sales increased 3.3 percent from the prior year period, with Asia sales increasing 6.6 percent and Europe sales increasing 3.2 percent. Domestic sales increased 0.9 percent from the prior year quarter. The increases in Europe and Asia were due to higher demand for replacement filters, offset by continuing slow demand for industrial dust collectors and compressed air purification systems due to the downturn in general manufacturing activity. North American general industrial activity increased as evidenced by a 0.8 percent increase in machine tool consumption during the four months ended February 28, 2010. Year-to-date worldwide sales of Industrial Filtration Solutions Products were $333.0 million, down 15.6 percent from $394.6 million in the prior year. International Industrial Filtration Solutions Products sales decreased 13.7 percent from the prior year on a year-to-date basis. Sales in the United States decreased 19.5 percent from the prior year on a year-to-date basis. The continued declines in Europe and Asia were due to reduced demand for industrial dust collectors and compressed air purification systems due to the downturn in general manufacturing activity, primarily during the first half of the fiscal year. Year-to-date sales also remained slow domestically due to a decline in general industrial activity that did not stabilize until the third quarter, as evidenced by a 60 percent drop in machine tool consumption in the United States during calendar year 2009 as compared to calendar year 2008.

          Worldwide sales of the Company’s Gas Turbine Products in the third quarter were $43.5 million, a decrease of 3.7 percent from sales of $45.2 million in the third quarter of the prior year. Sales remained slow due to a deceleration in Customer demand for large gas turbine power generation projects as a result of the decrease in global electrical power requirements and also as a result of one Customer’s increased utilization of their internal filtration businesses. The Company is continuing to diversify its product offerings and Customer base. The Company’s Gas Turbine Products sales include large systems and, as a result, shipments and revenues can fluctuate from quarter to quarter. Year-to-date worldwide Gas Turbine Products sales were $108.7 million, a decrease of 32.9 percent from $162.0 million in the prior year.

          Worldwide sales of Special Application Products in the third quarter were $46.5 million, an increase of 42.9 percent from $32.6 million in the prior year quarter. Sales in the United States increased by 36.2 percent, driven by an increase in large project sales of PTFE membranes. International sales increased 44.1 percent from the prior year period. Sales increased in Asia by 45.2 percent over the prior year period. Year-to-date worldwide Special Application Products sales were $133.7 million, an increase of 15.2 percent from $116.1 million in the prior year. These sales increases were driven by improved demand for the Company’s Customers’ hard disk drives as the end markets for computers, data storage devices, and other electronic products have rebounded.

Liquidity and Capital Resources

          The Company generated $148.8 million of cash from operations during the first nine months of Fiscal 2010 as compared to $204.7 million in the first nine months of the prior year. During the nine months ended April 30, 2010 working capital items (accounts receivable, inventory, trade accounts payable, accrued compensation, taxes, and other working capital) used $6.8 million of cash, while they provided $68.7 million of cash during the nine months ended April 30, 2009. Other significant items included a $10.0 million discretionary contribution to the Company’s U.S. pension plans and an increase in deferred tax assets of $1.9 million versus a decrease of $13.1 million in the prior year period.

          In the first nine months of Fiscal 2010, operating cash flows and cash on hand were used to support $27.2 million in capital additions, the payment of $27.0 million in dividends, the repurchase of the Company’s common stock for $23.8 million, and the repayment of $15.4 million in debt. For additional information regarding share repurchases see Part II Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

          At the end of the third quarter, the Company held $208.4 million in cash and cash equivalents, up from $143.7 million at July 31, 2009. Short-term debt totaled $19.4 million, down from $29.6 million at July 31, 2009, primarily due to payments using cash generated from operations. The amount of unused lines of credit as of April 30, 2010 was approximately $535.1 million. Long-term debt of $251.6 million at April 30, 2010 decreased slightly from $253.7 million at July 31, 2009. Long-term debt represented 24.6 percent of total long-term capital, defined as long-term debt plus total shareholders’ equity, compared to 26.9 percent at July 31, 2009.

          The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. For the nine months ended April 30, 2010, the Company made contributions of $10.0 million to its U.S. pension plans and $2.3 million to its non-U.S. pension plans. The Company does not anticipate making any additional contributions to its U.S. pension plans in Fiscal 2010 and estimates that it will contribute up to an additional $2.3 million to its non-U.S. pension plans during the remainder of Fiscal 2010.

          The following table summarizes the Company’s contractual obligations as of April 30, 2010 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 Years	More than 5 years
Long-term debt obligations	$253,076	$4,995	$42,769	$97,557	$107,755
Capital lease obligations	1,022	476	514	32	—
Interest on long-term obligations	69,395	13,055	24,063	16,831	15,446
Operating lease obligations	22,439	9,968	9,744	2,676	51
Purchase obligations(1)	148,054	145,030	2,728	17	279
Pension and deferred compensation (2)	77,360	5,295	9,808	9,714	52,543
Total (3)	$571,346	$178,819	$89,626	$126,827	$176,074

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

(3)

In addition to the above contractual obligations, the Company may be obligated for additional cash outflows of $18.4 million of potential tax obligations. The payment and timing of any such payments is affected by the ultimate resolution of the tax years that are under audit or remain subject to examination by the relevant taxing authorities.

          At April 30, 2010 the Company had a contingent liability for standby letters of credit totaling $20.0 million that have been issued and are outstanding. The letters of credit guarantee payment to beneficial third parties in the event the Company is in breach of a specified financing agreement and insurance contract terms as detailed in each letter of credit. At April 30, 2010 there were no amounts drawn upon these letters of credit.

          The Company has approximately $535.1 million of unused lines of credit as of April 30, 2010. Of these, the most significant is a five-year, multi-currency revolving facility with a group of banks under which the Company may borrow up to $250 million. This facility expires on April 2, 2013. As of April 30, 2010 there was $10.0 million of borrowings under this facility.

          Certain note agreements contain debt covenants related to limitations on indebtedness and interest expense. As of April 30, 2010 the Company was in compliance with all such covenants. The Company currently expects to remain in compliance with these covenants.

          During the first quarter of Fiscal 2009 the global credit market began to experience a significant tightening of credit availability and interest rate volatility. This crisis resulted in reduced funding available for commercial banks and corporate debt issuers. As a result, capital market financing became more expensive and less available. The Company has assessed the implications of these factors on its current business and believes that its current financial resources are sufficient to continue financing its operations. There can be no assurance, however, that the cost or availability of future borrowings will not be impacted by future capital market disruptions.

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

Outlook

•

The Company is now planning its total Fiscal 2010 sales to be between $1.83 and $1.86 billion, with higher local currency sales being partially offset by foreign currency translation due to the recent strengthening of the US$ versus the Euro. The current forecast is based on the Euro at US$1.26 and 94 Yen to the US$.

•

Including its restructuring costs, the Company expects its full year operating margin to be 12.3 to 12.9 percent. The Company is seeing higher commodity costs, specifically steel prices, which it expects will begin to impact costs beginning at the start of fiscal year 2011.

•	The Company’s full year Fiscal 2010 tax rate is projected to be between 26 and 28 percent.

•	The Company expects its full year net cash provided by operating activities to be $180 to $210 million.

Engine Products Segment – The Company expects full year sales to increase 6 to 8 percent, including the impact of foreign currency translation.

•

The Company expects sales to its construction and mining equipment Customers will continue to improve as their production rates increase to match growing end-user demand. The Company also anticipates a modest increase in the farm equipment market.

•	The Company is forecasting slightly lower sales for its Aerospace and Defense Products due to the slowdown in U.S. military activity and the associated decrease in government procurement spending.

•	In its On-Road Products business, the Company believes that build rates for heavy- and medium-duty trucks will continue improving incrementally.

•

The Company’s Aftermarket Products’ sales are expected to remain strong as utilization rates for both heavy trucks and off-road equipment increase. The Company expects to continue benefiting from the increasing amount of equipment in the field with its PowerCore® technology and other proprietary filtration systems.

Industrial Products Segment – The Company forecasts full year Fiscal 2010 sales to decrease 8 to 12 percent, including the impact of foreign currency translation.

•

The Company’s Industrial Filtration Solutions Products’ sales are projected to decrease 10 to 14 percent for the year as improving demand for replacement filters is offset by continued slower demand for new filtration equipment installations.

•

The Company expects full year sales of its Gas Turbine Products to decrease 25 to 29 percent due to the current slowdown in demand for large power generation projects. The Company’s longer-term outlook remains positive with the eventual recovery of the global economy and the increased availability of natural gas.

•

Special Applications Products’ sales are projected to increase 14 to 18 percent, as conditions have improved in the end markets for both the Company’s disk drive filters and membrane products. Hard disk drive build rates for the Company’s Customers in calendar year 2010 are expected to be in the mid to upper 600 million range, up from the mid-500 million built in calendar year 2009.

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

          Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. In addition, the Company wishes to advise readers that the factors listed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended July 31, 2009, as well as other factors, could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed. These factors include, but are not limited to, risks associated with: world economic factors and the ongoing economic uncertainty that is impacting many regions of the world, the reduction in sales volume and orders, our Customers’ financial condition, the potential for some OEM Customers to increase their reliance on their own filtration capabilities, currency fluctuations, commodity prices, political factors, the Company’s international operations, highly competitive markets, governmental laws and regulations, including the impact of the economic stimulus and financial reform measures being implemented by governments around the world, the implementation of our new information systems, potential global events resulting in instability and unpredictability in the world’s markets, including financial bailouts of sovereign nations, political changes, military and terrorist activities, health outbreaks and other factors included in Item 1A of the Company’s Annual Report on Form 10-K for the year ended July 31, 2009. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

(b)

Changes in Internal Control over Financial Reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with such evaluation during the fiscal quarter ended April 30, 2010, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

          On May 19, 2010, the Air Resources Board for the State of California (“ARB”) revoked its verification of the Company’s DFM Diesel Multi-Stage Filter System (“DMF”) for use with on-road diesel engines, which verification was issued on December 16, 2005. Under the ARB revocation, as of May 17, 2010, the DMF system may not be sold, installed or offered for sale as an ARB verified system. The Company issued a product bulletin for its DMF product on February 8, 2010 and subsequently submitted a proposal to ARB to address a failure mode that can occur when an engine is not operating in compliance with the requirements for engine performance and temperature. ARB in its letter dated May 19, 2010 has designated the product modifications proposed by Donaldson as a new design under ARB rules and is requiring that it be submitted separately for a new verification.

          In addition, ARB has notified the Company by letter that it may seek fines and penalties in connection with the sales of the DMF product. The Company denies that any sales were made in California without ARB verification. Donaldson is not currently selling any DMF product and is evaluating and working with both ARB and the United States Environmental Protection Agency to obtain the necessary approvals for the DMF product. At the present time, we do not anticipate a material adverse impact to our results of operations or financial position due to the issues related to the DMF product.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

          Repurchases of Equity Securities

          The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended April 30, 2010.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1 – February 28, 2010	276,009	$38.74	276,009	322,316 shares
March 1 – March 31, 2010	43,594	$42.55	30,946	8,000,000 shares
April 1 – April 30, 2010	7,909	$46.14	—	8,000,000 shares
Total	327,512	$39.43	306,955	8,000,000 shares

(1)

On March 26, 2010, the Company announced that the Board of Directors authorized the repurchase of up to 8.0 million common shares. This repurchase authorization, which is effective until terminated by the Board of Directors, replaced the existing authority that was authorized on March 31, 2006. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the quarter ended April 30, 2010. However, the “Total Number of Shares Purchased” column of the table above includes 20,557 previously owned shares tendered by option holders in payment of the exercise price of options during the quarter. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of exercising stock options or payment of equity-based awards.

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

DONALDSON COMPANY, INC.
(Registrant)

Date: June 7, 2010	By:
William M. Cook
Chairman, President and
Chief Executive Officer
(duly authorized officer)

Date: June 7, 2010	By:
Thomas R. VerHage
Vice President,
Chief Financial Officer
(principal financial officer)

Date: June 7, 2010	By:
James F. Shaw
Controller
(principal accounting officer)