Form 10-K
period 2010-07-31
DONALDSON CO INC
filed 2010-09-24
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended July 31, 2010 or

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

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒Yes ☐ No

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☒ No

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such short period that the registrant was required to submit and post such files) ☐ Yes ☐ No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

          As of January 29, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $2,921,508,161 (based on the closing price of $38.24 as reported on the New York Stock Exchange as of that date).

          As of August 31, 2010, there were approximately 76,329,445 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

          Portions of the registrant’s Proxy Statement for its 2010 annual meeting of stockholders (the “2010 Proxy Statement”) are incorporated by reference in Part III, as specifically set forth in Part III.

DONALDSON COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

General

          Donaldson Company, Inc. (“Donaldson” or the “Company”) was founded in 1915 and organized in its present corporate form under the laws of the State of Delaware in 1936.

          The Company is a worldwide manufacturer of filtration systems and replacement parts. The Company’s product mix includes air and liquid filtration systems and exhaust and emission control products. Products are manufactured at 40 plants around the world and through three joint ventures. The Company has two reporting segments: Engine Products and Industrial Products. Products in the Engine Products segment consist of air filtration systems, exhaust and emissions systems, liquid filtration systems, and replacement filters. The Engine Products segment sells to original equipment manufacturers (“OEMs”) in the construction, mining, agriculture, aerospace, defense and truck markets and to OEM dealer networks, independent distributors, private label accounts and large equipment fleets. Products in the Industrial Products segment consist of dust, fume and mist collectors, compressed air purification systems, liquid filtration systems, air filtration systems for gas turbines, PTFE membranes and laminates, and specialized air filtration systems for diverse applications including computer hard disk drives. The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines and OEMs and end-users requiring clean air and liquids.

          The table below shows the percentage of total net sales contributed by the principal classes of similar products for each of the last three fiscal years:

	Year Ended July 31,
	2010	2009	2008
Engine Products segment
Off-Road Products	12%	13%	16%
Aerospace and Defense Products	6%	6%	4%
On-Road Products	4%	4%	6%
Aftermarket Products*	35%	29%	28%
Retrofit Emissions Products	1%	2%	1%
*includes replacement part sales to the Company’s OEMs customers

Industrial Products segment
Industrial Filtration Solutions Products	24%	27%	27%
Gas Turbine Products	8%	11%	10%
Special Applications Products	10%	8%	8%

          Financial information about segment operations appears in Note J in the Notes to Consolidated Financial Statements on page 49.

          The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, available free of charge through its website, at www.donaldson.com, as soon as reasonably practicable after it electronically files such material with (or furnishes such material to) the Securities and Exchange Commission. Also available on the Company’s website are corporate governance documents, including the Company’s code of business conduct and ethics, corporate governance guidelines, Audit Committee charter, Human Resources Committee charter and Corporate Governance Committee charter. These documents are available in print, free of charge to any shareholder who requests them. The information contained on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be part of this Form 10-K.

Seasonality

          A number of the Company’s end markets are dependent on the construction, agricultural and power generation industries, which are generally stronger in the second half of the Company’s fiscal year. The first two quarters of the fiscal year also contain the traditional summer and winter holiday periods, which are characterized by more Customer plant closures.

Competition

          Principal methods of competition in both the Engine and Industrial Products segments are technology, price, geographic coverage, service and product performance. The Company competes in a number of highly competitive filtration markets in both segments. The Company believes it is a market leader with many of its product lines. The Company believes within the Engine Products segment it is a market leader in its Off-Road Equipment and On-Road Products lines for OEMs and is a significant participant in the aftermarket for replacement filters. The Engine Products segment’s principal competitors include several large global competitors and many regional competitors, especially in the Engine Aftermarket Products business. The Industrial Products segment’s principal competitors vary from country to country and include several large regional and global competitors and a significant number of smaller competitors who compete in a specific geographical region or in a limited number of product applications.

Raw Materials

          The principal raw materials that the Company uses are steel, filter media and plastics. The Company purchases a variety of types of steel. Commodity prices generally increased throughout the year, but the impact was moderated by certain long term supply contracts. The Company anticipates a further impact from rising commodity prices in Fiscal 2011, specifically steel, as these contracts expired at the end of Fiscal 2010. The Company experienced no significant supply problems in the purchase of its raw materials. The Company typically has multiple sources of supply for the raw materials essential to its business, and is not required to carry significant amounts of raw material inventory to secure supplier allotments. However, the Company does stock finished goods inventory at its regional distribution centers in order to meet anticipated Customer demand.

Patents and Trademarks

          The Company owns various patents and trademarks, which it considers in the aggregate to constitute a valuable asset, including patents and trademarks for products sold under the Ultra-Web®, PowerCore® and Donaldson® trademarks. However, it does not regard the validity of any one patent or trademark as being of material importance.

Major Customers

          There were no Customers that accounted for over 10 percent of net sales in Fiscal 2010 and 2009. Sales to Caterpillar Inc. and its subsidiaries (“Caterpillar”) accounted for 10 percent of net sales in Fiscal 2008. Caterpillar has been a Customer of the Company for many years and purchases many models and types of products for a variety of applications. There were no Customers over 10 percent of gross accounts receivable in Fiscal 2010 or 2009.

Backlog

          At August 31, 2010, the backlog of orders expected to be delivered within 90 days was $361.1 million. All of this backlog is expected to be shipped during Fiscal 2011. The 90-day backlog at August 31, 2009, was $259.2 million. Backlog is one of many indicators of business conditions in the Company’s markets. However, it is not always indicative of future results for a number of reasons, including short lead times in the Company’s replacement parts business and the timing of orders in many of the Company’s Engine OEM and Industrial markets.

Research and Development

          During Fiscal 2010, the Company spent $44.5 million on research and development activities. Research and development expenses include basic scientific research and the application of scientific advances to the development of new and improved products and their uses. The Company spent $40.6 million and $43.8 million in Fiscal 2009 and Fiscal 2008, respectively, on research and development activities. Substantially all commercial research and development is performed in-house.

Environmental Matters

          The Company does not anticipate any material effect on its capital expenditures, earnings or competitive position during Fiscal 2011 due to compliance with government regulations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

Employees

          The Company employed over 12,300 persons in worldwide operations as of August 31, 2010.

Geographic Areas

          Financial information about geographic areas appears in Note J of the Notes to Consolidated Financial Statements on page 49.

Item 1A. Risk Factors

          There are inherent risks and uncertainties associated with our global operations that involve the manufacture and sale of products for highly demanding Customer applications throughout the world. These risks and uncertainties could adversely affect our operating performance and financial condition. The following discussion, along with discussions elsewhere in this report, outlines the risks and uncertainties that we believe are the most material to our business. In light of the recent global economic slowdown, we want to further highlight the risks and uncertainties associated with: world economic factors and the ongoing economic uncertainty that is impacting many regions of the world, our Customers’ financial condition, the potential for some OEM Customers to increase their reliance on their own filtration capabilities, currency fluctuations, commodity prices, political factors, the Company’s international operations, highly competitive markets, governmental laws and regulations, including the impact of the economic stimulus and financial reform measures being implemented by governments around the world, the implementation of our new information systems, potential global events resulting in instability and unpredictability in the world’s markets, including financial bailouts of sovereign nations, political changes, military and terrorist activities, health outbreaks and other factors discussed below. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Operating internationally carries risks which could negatively affect our financial performance.

          We have sales and manufacturing operations throughout the world, with the heaviest concentrations in North America, Europe and Asia. Our stability, growth and profitability are subject to a number of risks of doing business internationally that could harm our business, including:

•	political and military events,

•	legal and regulatory requirements, including import, export, defense regulations and foreign exchange controls,

•	tariffs and trade barriers,

•	potential difficulties in staffing and managing local operations,

•	credit risk of local Customers and distributors,

•	difficulties in protecting intellectual property,

•	local economic, political and social conditions, specifically in China and Thailand where we have significant investments and

•	potential global health outbreaks.

Maintaining a competitive advantage requires continuing investment with uncertain returns.

          We operate in highly competitive markets and have numerous competitors who may already be well established in those markets. We expect our competitors to continue improving the design and performance of their products and to introduce new products that could be competitive in both price and performance. We believe that we have certain technological advantages over our competitors, but maintaining these advantages requires us to continually invest in research and development, sales and marketing, and Customer service and support. There is no guarantee that we will be successful in maintaining these advantages. We make investments in new technologies that address increased performance and regulatory requirements around the globe. There is no guarantee that we will be successful in completing development or achieving sales of these products or that the margins on such products will be acceptable. Our financial performance may be negatively impacted if a competitor’s successful product innovation reaches the market before ours or gains broader market acceptance.

          A few of our major OEM Customers also manufacture filtration systems. Although these OEM Customers rely on us and other suppliers for some of their filtration systems, they sometimes choose to manufacture additional filtration systems for their own use. There is also a risk that a Customer could acquire one or more of our competitors.

          We may be adversely impacted by changes in technology that could reduce or eliminate the demand for our products. These risks include:

•	breakthroughs in technology which provide a viable alternative to diesel engines and

•	reduced demand for disk drive products by flash memory or a similar technology, which would eliminate the need for our filtration solutions.

We participate in highly competitive markets with pricing pressure. If we are not able to compete effectively our margins and results of operations could be adversely affected.

          The businesses and product lines in which we participate are very competitive and we risk losing business based on a wide range of factors including technology, price, geographic coverage, product performance and Customer service. Large Customers continue to seek productivity gains and lower prices from their suppliers. We may lose business or negatively impact our margins if we are unable to deliver the best value to our Customers.

Demand for our products relies on economic and industrial conditions worldwide.

          Demand for our products tends to respond to varying levels of construction, agricultural, mining and industrial activity in the United States and in other industrialized nations.

          Sales to Caterpillar accounted for slightly less than 10 percent of our net sales in Fiscal 2010 and 2009 and 10 percent of our net sales in Fiscal 2008. An adverse change in Caterpillar’s financial performance or a material reduction in our sales to Caterpillar could negatively impact our operating results.

Changes in our product mix impacts our financial performance.

          We sell products that have varying profit margins. Our financial performance can be impacted depending on the mix of products we sell during a given period.

Unavailable or higher cost materials could impact our financial performance.

          We obtain raw materials including steel, filter media and plastics and other components from third-party suppliers and tend to carry limited raw material inventories. An unanticipated delay in delivery by our suppliers could result in the inability to deliver on-time and meet the expectations of our Customers. This could negatively affect our financial performance. An increase in commodity prices during a recession or an otherwise challenging business and economic environment could result in lower operating margins.

Difficulties with the Company’s information technology systems could adversely affect our results.

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

          We have made and continue to pursue acquisitions. We cannot guarantee that these acquisitions will have a positive impact on our results. These acquisitions could negatively impact our profitability due to operating and integration inefficiencies, the incurrence of debt, contingent liabilities and amortization expenses related to intangible assets. There are also a number of other risks involved in acquisitions. We could lose key existing Customers, have difficulties in assimilating the acquired operations, assume unanticipated legal liabilities, or lose key employees.

Compliance with environmental laws and regulations can be costly.

          We are subject to many environmental laws and regulations in the jurisdictions in which we operate. We routinely incur costs in order to comply with these laws and regulations. We may be adversely impacted by new or changing laws and regulations that affect both our operations and our ability to develop and sell products that meet our Customers’ requirements. The Company’s Retrofit Emissions Products are highly regulated and may be adversely impacted due to the failure to obtain regulatory approvals and delays in granting or the loss of required product verifications.

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

Americas	Europe / Middle East / Africa
Auburn, Alabama (E)	Kadan, Czech Republic (I)
Riverbank, California (I)*	Klasterec, Czech Republic
Valencia, California (E)*	Domjean, France (E)
Dixon, Illinois	Paris, France (E)
Frankfort, Indiana	Dulmen, Germany (E)
Cresco, Iowa	Flensburg, Germany (I)
Grinnell, Iowa (E)	Haan, Germany (I)
Nicholasville, Kentucky	Ostiglia, Italy
Bloomington, Minnesota	Cape Town, South Africa
Chillicothe, Missouri (E)	Johannesburg, South Africa*
St. Charles, Missouri (E)*	Barcelona, Spain (I)
Philadelphia, Pennsylvania (I)	Hull, United Kingdom
Greeneville, Tennessee	Leicester, United Kingdom (I)
Baldwin, Wisconsin
Stevens Point, Wisconsin	Australia
Sao Paulo, Brazil (E)*	Wyong, Australia
Athens, Canada (I)
Aguascalientes, Mexico	Asia
Monterrey, Mexico (I)	Hong Kong, China*
Wuxi, China
Joint Venture Facilities	New Delhi, India
Champaign, Illinois (E)	Gunma, Japan
Jakarta, Indonesia	Rayong, Thailand (I)
Dammam, Saudi Arabia (I)
Third-Party Logistics Providers
Distribution Centers	Wuxi, China
Wyong, Australia	Mumbai, India
Brugge, Belgium	Plainfield, Indiana (I)
Rensselaer, Indiana	Gunma, Japan
Ostiglia, Italy	Singapore
Aguascalientes, Mexico	Greeneville, Tennessee (I)
Johannesburg, South Africa

          The Company’s properties are utilized for both the Engine and Industrial Products segments except as indicated with an (E) for Engine or (I) for Industrial. The Company leases certain of its facilities, primarily under long-term leases. The facilities denoted with an asterisk (*) are leased facilities. In Wuxi, China a portion of the operations are conducted in leased facilities. The Company uses third-party logistics providers for some of its product distribution and neither leases nor owns the facilities. The Company considers its properties to be suitable for their present purposes, well-maintained and in good operating condition.

Item 3. Legal Proceedings

          The Company records provisions with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter. The Company believes the recorded reserves in its consolidated financial statements are adequate in light of the probable and estimable outcomes. Any recorded liabilities were not material to the Company’s financial position, results of operation or liquidity and the Company does not believe that any of the currently identified claims or litigation will materially affect its financial position, results of operation or liquidity.

          On March 31, 2008 S&E Quick Lube, a filter distributor, filed a lawsuit in U.S. District Court for the District of Connecticut alleging that twelve filter manufacturers, including the Company, engaged in a conspiracy to fix prices, rig bids, and allocate U.S. Customers for aftermarket automotive filters. This lawsuit seeks various remedies including injunctive relief and monetary damages of an unspecified amount and is a purported class action on behalf of direct purchasers of automotive aftermarket filters from the defendants. Parallel purported class actions, including on behalf of a variety of direct and indirect purchasers of aftermarket filters, have been filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. The U.S. cases have been consolidated into a single multi-district litigation in the Northern District of Illinois. In addition, on April 16, 2009, the Attorney General of the State of Florida filed a complaint in the U.S. District Court for the Northern District of Illinois based on these same allegations. The Company will vigorously defend the claims raised in these lawsuits. The Company understands that the Antitrust Division of the Department of Justice (“DOJ”) was investigating the allegations raised in these suits and issued subpoenas in connection with that investigation. The Company was not contacted by the DOJ in connection with the DOJ investigation, but public reports indicate that the DOJ officially closed that investigation in January 2010. In June 2010, the United States gave notice of its election to decline intervention in a qui tam action entitled United States of America, ex rel. William G. Burch v. Champion Laboratories, Inc. et al., which had been filed under seal in December 2009 in the United States District Court for the Northern District of Oklahoma. After that notice, the matter no longer remained under seal. In August 2010, the County of Suffolk, New York, filed a purported class action entitled County of Suffolk, New York, v. Champion Laboratories, et al., in the United States District Court for the Eastern District of New York. Both the Burch qui tam action and the Suffolk action contain allegations similar to those made in the multi-district litigation already pending in the Northern District of Illinois. As of September 1, 2010, the Company has not been served with a complaint in either action. The Company denies any liability in either action and intends to vigorously defend the claims raised in these lawsuits. In June 2010, the Attorney General of the State of Washington served the Company with a Civil Investigative Demand inquiring into the same issues as those raised in the complaint filed by the State of Florida. The Company is cooperating with the Washington investigation but has denied any wrongdoing.

          On May 19, 2010 the Air Resources Board for the State of California (“ARB”) revoked its verification of the Company’s DFM Diesel Multi-Stage Filter System (“DMF”) for use with on-road diesel engines, which verification was issued on December 16, 2005. Under the ARB revocation, as of May 17, 2010, the DMF system may not be sold, installed or offered for sale as an ARB verified system. The Company issued a product bulletin for its DMF product on February 8, 2010 and subsequently submitted a proposal to ARB to address a failure mode that can occur when an engine is not operating in compliance with the requirements for engine performance and temperature. On July 28, 2010, ARB issued its approval for the Company’s service campaign. The Company is currently working with the Environmental Protection Agency (“EPA”) regarding its service campaign for sales outside California as well as EPA verification for the DMF.

          In addition, ARB has notified the Company by letter, that it may seek fines and penalties in connection with the sales of the DMF product. The Company denies that any sales were made in California without ARB verification. Donaldson is not currently selling any DMF product and is evaluating and working with both ARB and the United States Environmental Protection Agency to obtain the necessary approvals for the DMF product. At the present time, we do not anticipate a material adverse impact to our results of operations or financial position due to the issues related to the DMF product.

Item 4. Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders of the Company during the quarter ended July 31, 2010.

Executive Officers of the Registrant

          Current information regarding executive officers is presented below. All terms of office are for one year. There are no arrangements or understandings between individual officers and any other person pursuant to which the officer was selected as an executive officer.

Name	Age	Positions and Offices Held	First Fiscal Year Appointed as an Executive Officer
Tod E. Carpenter	51	Vice President, Europe and Middle East	2008

William M. Cook	57	Chairman, President and Chief Executive Officer	1994

Sandra N. Joppa	45	Vice President, Human Resources	2005

Norman C. Linnell	51	Vice President, General Counsel and Secretary	1996

Charles J. McMurray	56	Senior Vice President, Industrial Products	2003

Mary Lynne Perushek	52	Vice President and Chief Information Officer	2006

David W. Timm	57	Vice President, Asia-Pacific	2007

Thomas R. VerHage	57	Vice President and Chief Financial Officer	2004

Jay L. Ward	46	Senior Vice President, Engine Products	2006

Debra L. Wilfong	55	Vice President and Chief Technology Officer	2007

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

          Mr. Linnell joined the Company in 1996 as General Counsel and Secretary and was appointed Vice President, General Counsel and Secretary in 2000.

          Mr. McMurray joined the Company in 1980 and has held various positions, including Director, Global Information Technology from 2001 to 2003; Vice President, Human Resources from 2004 to 2005; and Vice President, Information Technology, Europe, South Africa and Mexico from 2005 to 2006. Mr. McMurray became Senior Vice President, Industrial Products in September 2006.

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

          Ms. Wilfong was appointed Vice President and Chief Technology Officer in May 2007. Prior to that time, Ms. Wilfong was Director, Research and Development at 3M Company, an international consumer products company, from 2000 to 2007, most recently as Director, Research and Development for the 3M Automotive Division from 2006 to 2007.

          Effective August 2, 2010, Mr. Lowell F. Schwab retired as Senior Vice President, Global Operations.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          The common shares of the Company are traded on the New York Stock Exchange under the symbol DCI. The amount and frequency of all cash dividends declared on the Company’s common stock for Fiscal 2010 and 2009 appear in Note M of the Notes to Consolidated Financial Statements on page 53. As of September 22, 2010, there were 2,033 shareholders of record of common stock.

          The low and high sales prices for the Company’s common stock for each full quarterly period during Fiscal 2010 and 2009 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2010	$32.60 - 39.82	$35.24 - 45.19	$37.24 - 47.38	$40.51 - 48.21

Fiscal 2009	$28.04 - 49.00	$23.40 - 36.29	$21.82 - 34.37	$31.00 - 38.93

          The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended July 31, 2010.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1 - May 31, 2010	284,550	$42.19	284,550	7,715,450
June 1 - June 30, 2010	516,181	$42.45	516,181	7,199,269
July 1 - July 31, 2010	220,131	$42.48	212,029	6,987,240
Total	1,020,862	$42.38	1,012,760	6,987,240

(1)

On March 26, 2010, the Company announced that the Board of Directors authorized the repurchase of up to 8.0 million shares of common stock. This repurchase authorization, which is effective until terminated by the Board of Directors, replaced the existing authority that was authorized on March 31, 2006. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the quarter ended July 31, 2010. However, the “Total Number of Shares Purchased” column of the table above includes 8,102 previously owned shares tendered by option holders in payment of the exercise price of options. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of exercising stock options or payment of equity-based awards.

          The graph below compares the cumulative total stockholder return on the Company’s common stock for the last five fiscal years with the cumulative total return of the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Industrial Machinery Index. The graph and table assume the investment of $100 in each of the Company’s common stock and the specified indexes at the beginning of the applicable period, and assume the reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Donaldson Company, Inc., the S&P 500 Index
and the S&P Industrial Machinery Index

	Year Ended July 31,
	2010	2009	2008	2007	2006	2005
Donaldson Company, Inc.	$153.89	$121.82	$142.67	$113.94	$101.95	$100.00
S&P 500	99.14	87.09	108.81	122.39	105.38	100.00
S&P Industrial Machinery	124.67	94.99	123.63	135.33	104.72	100.00

Item 6. Selected Financial Data

          The following table sets forth selected financial data for each of the fiscal years in the five-year period ended July 31, 2010 (in millions, except per share data):

	Year Ended July 31,
	2010	2009	2008	2007	2006
Net sales	$1,877.1	$1,868.6	$2,232.5	$1,918.8	$1,694.3
Income from continuing operations	166.2	131.9	172.0	150.7	132.3
Diluted earnings per share	2.10	1.67	2.12	1.83	1.55
Total assets	1,499.5	1,334.0	1,548.6	1,319.0	1,124.1
Long-term obligations	256.2	253.7	176.5	129.0	100.5
Cash dividends declared per share	0.480	0.460	0.430	0.370	0.410
Cash dividends paid per share	0.470	0.455	0.420	0.360	0.320

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operation

          The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report.

Overview

          The Company is a worldwide manufacturer of filtration systems and replacement parts. The Company’s core strengths are leading filtration technology, strong Customer relationships, and global presence. The Company operates through two reporting segments, Engine Products and Industrial Products, and has a product mix including air and liquid filtration systems and exhaust and emission control products. As a worldwide business, the Company’s results of operations are affected by conditions in the global economic environment. Under normal economic conditions, the Company’s market diversification between its OEM and replacement parts Customers, its diesel engine and industrial end markets, and its North American and international end markets has helped to limit the impact of weakness in any one product line, market or geography on the consolidated results of the Company.

          The Company reported sales in Fiscal 2010 of $1,877.1 million, up 0.5 percent from $1,868.6 million in the prior year. The Company’s results were positively impacted by foreign currency translation. The impact of foreign currency translation increased sales by $43.2 million. Excluding the current year impact of foreign currency translation, worldwide sales decreased 1.9 percent during the year.

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

	Year Ended July 31,
	2010	2009
Net sales, excluding foreign currency translation	$1,833.9	$1,945.4
Foreign currency translation impact	43.2	(76.8)
Net sales	$1,877.1	$1,868.6

          The Company’s net earnings were positively impacted by foreign currency translation. The impact of foreign currency translation during the year increased net earnings by $3.6 million. Excluding the current year impact of foreign currency translation, net earnings increased 23.3 percent.

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

	Year Ended July 31,
	2010	2009
Net earnings, excluding foreign currency translation	$162.6	$135.7
Foreign currency translation impact, net of tax	3.6	(3.8)
Net earnings	$166.2	$131.9

          The Company reported diluted earnings per share of $2.10, a 25.7 percent increase from $1.67 in the prior year.

          Included in the Fiscal 2010 results are pre-tax restructuring charges of $10.2 million, compared to $17.8 million in the prior year. Gross margin and operating expenses include $7.5 million and $2.7 million of restructuring expenses, respectively, in Fiscal 2010. This year’s charges were primarily related to a downsizing at a plant in Germany which included severance and asset impairments for the building and inventory.

          The effective tax rate for Fiscal 2010 was 27.8 percent compared to 18.3 percent in Fiscal 2009. The increase in effective tax rate is primarily due to a decrease in discrete tax benefits. Fiscal 2009 contained $19.6 million of discrete tax benefits, which predominantly occurred in the second quarter, and primarily related to changes to uncertain tax position reserves in connection with the effective settlements of court cases and examinations in various jurisdictions covering various years. Fiscal 2010 contained $4.3 million of discrete tax benefits, primarily recorded in the second quarter, from the expiration of the statute of limitations at foreign subsidiaries and other discrete items. Without consideration of discrete items, the average underlying tax rate decreased over the prior year to 29.7 percent from 30.4 percent, mainly due to the mix of earnings between tax jurisdictions.

          The Company continued to improve an already strong liquidity position, which allowed for continued investment in the business while increasing cash reserves and increasing its dividend. While Fiscal 2010 was still impacted by the global recession, many of the Company’s businesses saw various stages of recovery during Fiscal 2010, and the Company expects a continued recovery in many of the end markets during fiscal 2011, with higher growth in the emerging economies. The Company believes sales in many of its product lines will continue to increase during the next fiscal year. This view is factored into the Fiscal 2011 outlook discussed below.

          Following is financial information for the Company’s Engine and Industrial Products segments. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments and interest income and expense. See further discussion of segment information in Note J of the Company’s Notes to Consolidated Financial Statements.

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company
	(thousands of dollars)
2010
Net sales	$1,094,371	$782,693	$—	$1,877,064
Earnings before income taxes	150,473	96,444	(16,741)	230,176

2009
Net sales	$1,001,961	$866,668	$—	$1,868,629
Earnings before income taxes	83,797	89,526	(11,898)	161,425

2008
Net sales	$1,229,171	$1,003,350	$—	$2,232,521
Earnings before income taxes	158,931	102,420	(25,188)	236,163

          During Fiscal 2010, the Company’s Engine Products segment net sales increased as a percent of total net sales to 58.3 percent compared to 53.6 percent in the prior year. For the Company’s Industrial Products segment, net sales as a percent of total net sales decreased to 41.7 percent from 46.4 percent in the prior year.

          Many factors within the Company’s reporting segments contributed to the Company’s results for Fiscal 2010 including gradual improvement in global economic conditions, the Company’s program of Continuous Improvement initiatives, new product introductions, emerging market growth and the expansion of the Company’s distribution capabilities. In the Engine Products segment, the Company experienced increased sales in many end-markets and regions. The earnings improvement for the current fiscal year was also driven by a greater mix of higher-margin Aftermarket sales versus lower-margin first-fit product sales, better absorption of fixed manufacturing costs due to the increase in production volumes, benefits related to completed restructuring efforts and Continuous Improvement initiatives. The global Aftermarket sales increases were driven by rebounds in equipment utilization rates in the mining, construction and transportation industries. Retrofit Emissions Products sales decreased as a result of lower utilization of federal and state grants and subsidies for retrofit products and delays in obtaining product verifications from federal and state agencies. In the Industrial Products segment which generally is a later economic cycle business, international sales decreased due to a reduced demand for industrial dust collectors and compressed air purification systems, reflecting the downturn in general manufacturing activity in Europe and Asia. Gas Turbine Products sales remained slow due to a deceleration in Customer demand for large gas turbine power generation projects as a result of the decrease in global electrical power requirements. Offsetting these decreases was an increase in sales in Special Applications Products due to demand increasing for disk drive filters from the manufacturers of hard disk drives used in computers, data storage devices, and other electronic products.

          Following are net sales by product within both the Engine and Industrial Products segments:

	2010	2009	2008
	(thousands of dollars)
Engine Products segment:
Off-Road Products	$222,329	$243,691	$361,143
Aerospace and Defense Products	111,977	119,094	87,538
On-Road Products	81,874	71,958	123,146
Aftermarket Products*	660,263	536,122	631,432
Retrofit Emissions Products	17,928	31,096	25,912
Total Engine Products segment	1,094,371	1,001,961	1,229,171

Industrial Products segment:
Industrial Filtration Solutions Products	454,653	503,611	600,526
Gas Turbine Products	150,131	206,760	213,138
Special Applications Products	177,909	156,297	189,686
Total Industrial Products segment	782,693	866,668	1,003,350

Total Company	$1,877,064	$1,868,629	$2,232,521

*	Includes replacement part sales to the Company’s OEM Customers.

Outlook

          The Company expects a continued recovery in many of its end-markets in FY11, with higher growth in the emerging economies. The Company forecasts its full year FY11 EPS to be between $2.28 and $2.48.

•

The Company is planning its total FY11 sales to be approximately $2 billion. For the full year FY11 versus FY10, higher local currency sales should be partially offset by foreign currency translation based on the Company’s planned rates for the Euro of US$1.27 and 87 Yen to the US$.

•

In its gross margin, the Company forecasts an increase in its purchased raw material costs and a less favorable sales mix compared to FY10. The Company also plans to make several key operating investments totaling approximately $18 million, to support the Company’s strategic growth plans. Consequently, the Company expects its full year operating margin to be 12.5 to 13.5 percent.

•	The Company’s full year FY11 tax rate is projected to be between 27 and 30 percent.

•

The Company expects that cash generated by operating activities will be between $230 and $260 million in Fiscal 2011. Capital spending in Fiscal 2011 is projected to be between $70 and $80 million. The Company will continue to use its cash flow for dividends, potential acquisitions, capital projects and maintenance of its strong liquidity position.

Engine Products – The Company expects full year sales to increase 6 to 11 percent, including the impact of foreign currency translation.

•

The Company anticipates sales to its construction and mining equipment OEM Customers to continue to improve as their production rates increase. The Company also projects a modest improvement in the farm equipment market.

•

The Company is forecasting slightly lower sales for its Aerospace and Defense Products due to the continued slowdown in U.S. military activity in Iraq and decreases in U.S. government spending for major programs.

•	In the Company’s OEM On-Road Products’ business, it believes that build rates for heavy- and medium-duty trucks at its OEM customers will continue improving.

•

The Company’s Aftermarket Products’ sales are expected to continue to grow as utilization rates for both heavy trucks and off-road equipment increase. The Company also expects to continue benefitting from the increasing amount of equipment in the field with PowerCore® and its other proprietary filtration systems.

Industrial Products - The Company forecasts full year FY11 sales to increase 3 to 8 percent, including the impact of foreign currency translation.

•

The Company’s Industrial Filtration Solution’s sales are projected to increase 3 to 8 percent as the demand for new filtration equipment is expected to improve as general industry capital spending increases.

•

The Company expects its Gas Turbine Products’ sales to be stable as the large power generation market appears to be bottoming out. The Company’s longer-term outlook remains very positive with the eventual recovery of the global economy.

•	Special Applications Products’ sales are projected to increase 6 to 11 percent, as the end markets for the Company’s disk drive filters and membrane products are expected to grow.

Fiscal 2010 Compared to Fiscal 2009

          Engine Products Segment The Engine Products segment sells to OEMs in the construction, mining, agriculture, aerospace, defense, and truck markets and to independent distributors, OEM dealer networks, private label accounts and large equipment fleets. Products include air filtration systems, exhaust and emissions systems, liquid filtration systems, and replacement filters.

          Sales for the Engine Products segment were $1,094.4 million, an increase of 9.2 percent from $1,002.0 million in the prior year. Engine Products sales in the United States remained relatively flat in Fiscal 2010 compared to Fiscal 2009, increasing only 0.1 percent in the current fiscal year. International Engine Products sales increased 19.2 percent from the prior year. The impact of foreign currency increased sales by $24.2 million, or 2.4 percent. Earnings before income taxes as a percentage of Engine Products segment sales of 13.7 percent increased from 8.4 percent in the prior year. The earnings improvement for the current fiscal year was driven by a greater mix of higher-margin Aftermarket sales versus lower-margin first-fit product sales, better absorption of fixed manufacturing costs due to the increase in production volumes and benefits related to completed restructuring efforts and other Continuous Improvement initiatives. In addition, restructuring expenses for the Engine Products segment were down $5.3 million over the prior year, but this was more than offset by $6.2 million of increased warranty expenses related to Retrofit Emissions Products.

          Worldwide sales of Off-Road Products were $222.3 million, a decrease of 8.8 percent from $243.7 million in the prior year. Sales in the United States decreased 15.0 percent to $95.1 million for the fiscal year. Internationally, sales of Off-Road Products were down 3.4 percent from the prior year, with sales decreasing in Europe by 10.7 percent, which were slightly offset by an increase in Off-Road sales in Asia of 7.4 percent. The Company’s overall decrease was driven by a weakness in the early portion of the fiscal year with a gradual strengthening in end-markets in the last half of the fiscal year. This was evident in the gradual improvement of sales to OEMs during the last months of the fiscal year. The first half of the year was down primarily due to declines in spending in the residential and non-residential construction markets. The latter half of the year saw increases in the mining industry as a result of higher commodity prices and improvements in worldwide construction activity.

          Worldwide sales of On-Road Products were $81.9 million, an increase of 13.8 percent from $72.0 million in the prior year. On-Road Products sales in the United States increased 3.4 percent from the prior year, primarily as a result of a slight market share improvement and higher content per truck. The Company performed better than the impact due to the change in truck build rates for the year in Class 8 truck builds, which decreased by 3.7 percent and medium duty truck build rates which increased 0.3 percent. International On-Road Products sales increased 25.2 percent from the prior year, driven by increased sales in Asia of 45.2 percent, as a result of increased truck exports by the Company’s Japanese OEM Customers to higher growth emerging markets, and rebounding sales in Europe during the second half of the fiscal year.

          Worldwide Engine Aftermarket Products sales of $660.3 million increased 23.2 percent from $536.1 million in the prior year. Sales in the United States increased 15.6 percent over the prior year. International sales increased 29.5 percent from the prior year, primarily driven by sales increases in Asia, Latin America and Europe of 36.5 percent, 27.8 percent and 24.6 percent, respectively. The sales increases in the United States and internationally were driven by rebounds in equipment utilization rates in the mining, construction and transportation industries. The Company also improved its distribution capabilities to be closer to and better serve its Customers and increased sales due to the Company’s recent market share “wins.”

          Worldwide sales of Retrofit Emissions Products were $17.9 million, a decrease of 42.3 percent from $31.1 million in the prior year. The Company’s Retrofit Emissions Products sales are solely in the United States. Sales of Retrofit Emissions Products decreased as a result of continuing postponements in the availability of government grant money and delays and losses of regulatory approval for certain of the Company’s products, including the DMF product.

          Worldwide sales of Aerospace and Defense Products were $112.0 million, a 6.0 percent decrease from $119.1 million in the prior year. Sales in the United States decreased 9.0 percent over the prior year as a result of slowdowns in government procurement for major defense programs. Internationally, sales of Aerospace and Defense Products increased 8.0 percent over the prior year. The international sales increased primarily as a result of the startup of recent defense program wins.

          Industrial Products Segment The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines, and OEMs and end-users requiring clean air and liquids. Products include dust, fume and mist collectors, compressed air purification systems, liquid filters and parts, air filter systems for gas turbines, PTFE membrane and laminates, and specialized air filtration systems for applications including computer hard disk drives.

          Sales for the Industrial Products segment were $782.7 million, a decrease of 9.7 percent from $866.7 million in the prior year. International Industrial Products sales decreased 8.2 percent and sales in the United States decreased 13.3 percent from the prior year. The impact of foreign currency increased sales by $19.0 million, or 2.2 percent. Despite the 9.7 percent decrease in sales, earnings before income taxes as a percentage of Industrial Products segment sales were 12.3 percent, increasing from 10.3 percent in the prior year. The improvement in earnings as a percent of sales over the prior year was driven by better execution on large project shipments, increased plant utilization, improved product mix, and Continuous Improvement initiatives. Restructuring expenses in Fiscal 2010 were $8.3 million, a decrease from $10.1 million in Fiscal 2009.

          Worldwide sales of Industrial Filtration Solutions Products of $454.7 million decreased 9.7 percent from $503.6 million in the prior year. Sales in the United States, Europe and Asia decreased 9.6 percent, 11.8 percent and 7.1 percent, respectively. Sales in Mexico decreased 16.7 percent in Fiscal 2010 as compared to Fiscal 2009. Overall, the Company experienced weak sales conditions for its Industrial Filtration Solutions products during the beginning of the fiscal year, with conditions improving towards the end of the fiscal year. The decreased sales in Europe and Asia were due to reduced demand for industrial dust collectors and compressed air purification systems due to the downturn in general manufacturing activity. Domestic sales decreased due to a decline in general industrial activity that did not stabilize until late in the fiscal year, as evidenced by a 19 percent drop in machine tool consumption in the United States during fiscal year 2010 as compared to fiscal year 2009.

          Worldwide sales of Gas Turbine Products were $150.1 million, a decrease of 27.4 percent from $206.8 million in the prior year. Gas Turbine Products sales are typically large systems and, as a result, the Company’s shipments and revenues fluctuate from period to period. Incoming orders declined 9 percent in Fiscal 2010 versus Fiscal 2009, a reflection of the reduced demand for power generation projects globally. Sales remained slow due to a deceleration in Customer demand for large gas turbine power generation projects as a result of the decrease in global electrical power requirements and also as a result of one Customer’s increased utilization of its own internal filtration businesses.

          Worldwide sales of Special Applications Products were $177.9 million, a 13.8 percent increase from $156.3 million in the prior year. Domestic Special Application Products sales increased 5.9 percent, driven by an increase in sales to industrial Customers of PTFE membranes. International sales of Special Application Products increased 15.1 percent over the prior year, primarily in Asia, which increased 18.6 percent. These international sales increases were driven by improved demand for the Company’s Customers’ hard disk drives as the end-markets for computers, data storage devices and other electronic products have rebounded. Overall, the Company’s market growth is comparable with published disk drive build rates.

          Consolidated Results The Company reported net earnings for Fiscal 2010 of $166.2 million compared to $131.9 million in Fiscal 2009, an increase of 26.0 percent. Diluted net earnings per share was $2.10, up 25.7 percent from

$1.67 in the prior year. The Company’s operating income of $238.2 million increased from prior year operating income of $170.0 million by 40.2 percent.

          The table below shows the percentage of total operating income contributed by each segment for each of the last three fiscal years. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments and interest income and expense:

	2010	2009	2008
Engine Products	60.7%	44.5%	61.1%
Industrial Products	40.2%	51.8%	42.1%
Corporate and Unallocated	(0.9)%	3.7%	(3.2)%
Total Company	100.0%	100.0%	100.0%

          International operating income, prior to corporate expense allocations, totaled 80.3 percent of consolidated operating income in Fiscal 2010 as compared to 77.9 percent in Fiscal 2009. Total international operating income increased 44.6 percent from the prior year. This increase is attributable to increased Customer sales and stronger foreign currencies. The table below shows the percentage of total operating income contributed by each major geographic region for each of the last three fiscal years:

	2010	2009	2008
United States	19.7%	22.1%	10.6%
Europe	24.6%	23.3%	43.3%
Asia - Pacific	45.3%	43.5%	37.9%
Other	10.4%	11.1%	8.2%
Total Company	100.0%	100.0%	100.0%

          Gross margin for Fiscal 2010 was 35.1 percent, an increase from 31.6 percent in the prior year. The improved gross margin was the result of improved fixed cost absorption, a higher mix of replacement filter sales, savings from restructuring actions and ongoing Continuous Improvement initiatives. Within gross margin, the Company incurred $7.5 million in restructuring and asset impairment charges during the fiscal year, compared to $10.1 million last year. This year’s charges were primarily related to a downsizing at a plant in Germany and included severance and asset impairments for the building and inventory.

          Operating expenses for Fiscal 2010 were $420.5 million or 22.4 percent of sales, as compared to $419.8 million or 22.5 percent in the prior year. Operating expenses as a percent of sales was relatively flat and included $15.1 million of higher incentive compensation expense partially offset by a $5.0 million decrease in restructuring costs as compared to the prior year. During the fiscal year the Company increased warranty accruals due to specific warranty matters in our Retrofit Emissions Products group, recording an expense of $6.2 million for this matter during the year.

          Interest expense of $12.0 million decreased $5.0 million from $17.0 million in the prior year as a result of reduced debt levels and lower interest rates throughout the year. Net other income totaled $3.9 million in Fiscal 2010 down from $8.5 million in the prior year. Components of other income for Fiscal 2010 were as follows: interest income of $1.3 million, earnings from non-consolidated joint ventures of $2.0 million, royalty income of $7.2 million, charitable donations of $1.6 million, foreign exchange losses of $4.6 million and other miscellaneous income and expense items resulting in expenses of $0.4 million.

          The effective tax rate for Fiscal 2010 was 27.8 percent compared to 18.3 percent in Fiscal 2009. The increase in effective tax rate is primarily due to a decrease in discrete tax benefits. Fiscal 2009 contained $19.6 million of discrete tax benefits, which predominantly occurred in the second quarter, and primarily related to changes to uncertain tax position reserves in connection with the effective settlements of court cases and examinations in various jurisdictions covering various years. Fiscal 2010 contained $4.3 million of discrete tax benefits, primarily recorded in the second quarter, from the expiration of the statute of limitations at foreign subsidiaries and other discrete items. Without consideration of discrete items, the average underlying tax rate improved over the prior year to 29.7 percent from 30.4 percent mainly due to the mix of earnings between tax jurisdictions.

          Total backlog at July 31, 2010, was $628.3 million, up 19.0 percent from the same period in the prior year. Backlog is one of many indicators of business conditions in the Company’s markets. However, it is not always indicative of future results for a number of reasons, including short lead times in the Company’s replacement parts businesses and the timing of receipt of orders in many of the Company’s Engine OEM and Industrial markets. In the Engine Products segment, total open order backlog increased 31.5 percent from the prior year. In the Industrial

Products segment, total open order backlog decreased 1.8 percent from the prior year. Because some of the change in backlog can be attributed to a change in the ordering patterns of the Company’s Customers and/or the impact of foreign exchange translation rates, it may not necessarily correspond to future sales.

Fiscal 2009 Compared to Fiscal 2008

          Engine Products Segment The Engine Products segment sells to OEMs in the construction, mining, agriculture, aerospace, defense, and truck markets and to independent distributors, OEM dealer networks, private label accounts and large equipment fleets. Products include air filtration systems, exhaust and emissions systems, liquid filtration systems, and replacement filters.

          Sales for the Engine Products segment were $1,002.0 million, a decrease of 18.5 percent from $1,229.2 million in the prior year. International Engine Products sales decreased 24.3 percent and sales in the United States decreased 12.4 percent from the prior year. The impact of foreign currency decreased sales by $38.9 million, or 3.2 percent. Earnings before income taxes as a percentage of Engine Products segment sales of 8.4 percent decreased from 12.9 percent in the prior year. The Engine Products segment has been negatively impacted by lower absorption of fixed manufacturing costs due to the drop in sales volumes and increased costs related to restructuring, offset by cost savings as a result of workforce reductions already completed, improved distribution efficiencies as compared to the prior year and the impact of Continuous Improvement initiatives control measures including reductions in incentive compensation.

          Worldwide sales of Off-Road Products were $243.7 million, a decrease of 32.5 percent from $361.1 million in the prior year. Sales in the United States decreased 12.3 percent. Global mining activity started declining due to decreased commodity prices in the second quarter of Fiscal 2009, and remained weak throughout the remainder of the year. Spending in U.S. residential and non-residential construction markets was down more than 27 percent and 5 percent, respectively, over prior year, resulting in a decrease in the sales of the Company’s products into those markets. Internationally, sales of Off-Road Products were down 35.0 percent from the prior year, with sales decreasing in both Europe and Asia by 38.1 percent and 30.3 percent, respectively. Sales in the European construction equipment end market decreased due to a decline in construction activity related to the economic downturn. Sales to the European agricultural end market also decreased. In Asia, sales have declined significantly in Japan in the construction end markets.

          Worldwide sales of On-Road Products were $72.0 million, a decrease of 41.6 percent from $123.1 million in the prior year. On-Road Products sales in the United States decreased 43.2 percent from the prior year, primarily as a result of a 29 percent decrease in Class 8 truck build rates, 40 percent decrease in medium duty truck build rates by the Company’s Customers and a reduction in high value product mix over the prior year. International On-Road Products sales decreased 39.6 percent from the prior year, driven by decreased sales in Europe and Asia of 51.0 percent and 32.5 percent, respectively, reflecting the economic downturn for freight activity and new truck build rates.

          Worldwide Engine Aftermarket Products sales of $536.1 million decreased 15.1 percent from $631.4 million in the prior year. Sales in the United States decreased 12.2 percent over the prior year, driven by inventory adjustments at the Company’s Customers and decreases in utilization rates in the mining, construction and transportation industries. International sales decreased 17.4 percent from the prior year, primarily driven by sales decreases in Europe and Asia of 26.1 percent and 8.0 percent, respectively, due to weak economic conditions.

          Worldwide sales of Retrofit Emission products were $31.1 million, an increase of 20.0 percent from $25.9 million in the prior year. The increase in Retrofit Emissions products is the result of increased government programs and increased funding for Retrofit Emissions products.

          Worldwide sales of Aerospace and Defense products were $119.1 million, a 36.0 percent increase from $87.5 million in the prior year. International sales of Aerospace and Defense products increased 5.8 percent and domestic sales increased 45.0 percent over the prior year. Domestic Aerospace and Defense sales benefited from the acquisition of Western Filter Corporation, which resulted in $15.4 million of incremental sales over the prior year, and continued strong demand for filters for military equipment.

          Industrial Products Segment The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines, and OEMs and end-users requiring highly purified air. Products include dust, fume and mist collectors, compressed air purification systems, liquid filters and parts, air filter systems for gas turbines, PTFE membrane and laminates, and specialized air filtration systems for applications including computer hard disk drives.

          Sales for the Industrial Products segment were $866.7 million, a decrease of 13.6 percent from $1,003.4 million in the prior year. International Industrial Products sales decreased 14.2 percent and sales in the United States decreased 12.3 percent from the prior year. The impact of foreign currency decreased sales by $37.9 million, or 3.8 percent.

Despite the 13.6 percent decrease in sales, earnings before income taxes as a percentage of Industrial Products segment sales of 10.3 percent increased from 10.2 percent in the prior year. The improvement in earnings as a percent of sales over the prior year was driven by better execution on large project shipments, cost savings from restructuring actions, reductions in incentive compensation expense, and the impact of Continuous Improvement initiatives. These were slightly offset by lower absorption of fixed costs and restructuring costs.

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

          The table below shows the percentage of total operating income contributed by each segment for each of the last three fiscal years. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments and interest income and expense:

	2009	2008	2007
Engine Products	44.5%	61.1%	62.9%
Industrial Products	51.8%	42.1%	37.8%
Corporate and Unallocated	3.7%	(3.2)%	(0.7)%
Total Company	100.0%	100.0%	100.0%

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

	2009	2008	2007
United States	22.1%	10.6%	22.3%
Europe	23.3%	43.3%	34.8%
Asia - Pacific	43.5%	37.9%	38.6%
Other	11.1%	8.2%	4.3%
Total Company	100.0%	100.0%	100.0%

          Gross margin for Fiscal 2009 was 31.6 percent, a decrease from 32.5 percent in the prior year. The Company had $10.1 million in restructuring costs which reduced gross margin in the year. In addition, lower absorption of fixed costs due to the drop in production volumes, net of savings from completed restructuring related activities, negatively impacted gross margin by approximately $23 million. Partially offsetting these factors were the positive impacts of improved product mix, improved distribution efficiencies, and better execution on large project shipments. During Fiscal 2008, the Company began using a new warehouse management system at its main U.S. distribution center. The Company encountered start-up problems during the transition to the new systems which, although now resolved, resulted in $7.6 million in unanticipated charges in Fiscal 2008 that did not recur in Fiscal 2009. The Company also incurred a charge of approximately $5.0 million to pretax income related to the use of the Last-In, First-Out (LIFO) accounting method for its U.S. inventories, which charges increasing commodity costs to income immediately. As commodity costs were relatively flat in Fiscal 2009, the Company did not experience a similar impact from rising commodity prices.

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

Liquidity and Capital Resources

          Financial Condition At July 31, 2010, the Company’s capital structure was comprised of $55.5 million of current debt, $256.2 million of long-term debt and $746.6 million of shareholders’ equity. The Company had cash and cash equivalents of $232.0 million at July 31, 2010. The ratio of long-term debt to total capital was 25.5 percent and 26.9 percent at July 31, 2010 and 2009, respectively.

          Total debt outstanding increased $23.0 million during the year to $311.7 million outstanding at July 31, 2010. Short-term borrowings outstanding at the end of the year were $20.4 million higher as compared to the prior year, and long-term debt increased $2.6 million (including current maturities) from the prior year.

          The following table summarizes the Company’s cash obligations as of July 31, 2010, for the years indicated (thousands of dollars):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$256,248	$5,070	$44,025	$99,233	$107,920
Capital lease obligations	890	466	395	29	—
Interest on long-term debt obligations	64,024	13,095	23,359	14,207	13,363
Operating lease obligations	20,918	8,966	9,580	2,330	42
Purchase obligations (1)	161,256	142,612	18,236	62	346
Pension and deferred compensation (2)	61,481	4,272	7,708	7,600	41,901
Total (3)	$564,817	$174,481	$103,303	$123,461	$163,572

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

(3)

In addition to the above contractual obligations, the Company may be obligated for additional cash outflows of $21.5 million of potential tax obligations, including accrued interest and penalties. The payment and timing of any such payments is affected by the ultimate resolution of the tax years that are under audit or remain subject to examination by the relevant taxing authorities, and are therefore not currently capable of estimation by period.

          The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. As such, the Company made contributions of $11.2 million to its U.S. pension plans in Fiscal 2010. There is no minimum funding requirement for the Company’s U.S. pension plans for Fiscal 2011. The Company is currently evaluating whether or not a U.S. pension contribution will be made in Fiscal 2011. The Company made contributions of $3.8 million to its non-U.S. pension plans in Fiscal 2010 and estimates that it will contribute approximately $3.9 million in Fiscal 2011 based upon the local government prescribed funding requirements. Future estimates of the Company’s pension plan contributions may change significantly depending on the actual rate of return on plan assets, discount rates and regulatory requirements.

          The Company has a five-year, multi-currency revolving facility with a group of banks under which the Company may borrow up to $250 million. This facility matures on April 2, 2013. The agreement provides that loans may be made under a selection of currencies and rate formulas including Base Rate Advances or Off Shore Rate Advances. The interest rate on each advance is based on certain market interest rates and leverage ratios. Facility fees and other fees on the entire loan commitment are payable over the duration of this facility. There was $50.0 million outstanding at July 31, 2010 and $20.0 million outstanding at July 31, 2009. At July 31, 2010 and 2009, $180.0 million and $210.0 million, respectively, was available for further borrowing under such facilities. The amount available for further borrowing reflects a reduction for issued standby letters of credit, as discussed below. The weighted average interest rate on these short-term borrowings outstanding at July 31, 2010 and 2009 was 0.6 percent.

          The Company has three uncommitted credit facilities in the United States, which provide unsecured borrowings for general corporate purposes. At July 31, 2010 and 2009, there was $70.0 million available for use. There were no amounts outstanding at July 31, 2010. As of July 31, 2009, $9.6 million was outstanding under these facilities with a weighted average interest rate of 0.5 percent.

          The Company also has a €100 million program for issuing treasury notes for raising short, medium and long-term financing for its European operations. There was nothing outstanding on this program at July 31, 2010 and 2009. Additionally, the Company’s European operations have lines of credit with an available limit of €60.5 million. There was nothing outstanding on these lines of credit as of July 31, 2010 and 2009.

          Other international subsidiaries may borrow under various credit facilities. There was nothing outstanding under these credit facilities as of July 31, 2010 and 2009.

          During Fiscal 2010, credit availability in the global credit markets became easier and market interest rates remained low. The Company has assessed the implications of these factors on its current business and believes that its current financial resources are sufficient to continue financing its operations for the next twelve months. There can be no assurance, however, that the cost or availability of future borrowings will not be impacted by future capital market disruptions.

          Certain note agreements contain debt covenants related to working capital levels and limitations on indebtedness. As of July 31, 2010, the Company was in compliance with all such covenants. The Company currently expects to remain in compliance with these covenants.

          Also, at July 31, 2010 and 2009, the Company had outstanding standby letters of credit totaling $20.0 million, upon which no amounts had been drawn. The letters of credit guarantee payment to third parties in the event the Company is in breach of a specified bond financing agreement and insurance contract terms as detailed in each letter of credit.

          Shareholders’ equity increased $58.0 million in Fiscal 2010 to $746.6 million at July 31, 2010. The increase was primarily due to the current year earnings of $166.2 million, $12.3 million of stock options exercised, $6.9 million of stock option expense and $6.3 million in tax reductions to employee plans. These increases were partially offset by $66.7 million of treasury stock repurchases, $36.9 million of dividend declarations, changes to foreign currency translation of $16.0 million, and $14.8 million (net of tax) of adjustments related to the pension liability.

          Cash Flows During Fiscal 2010, $203.0 million of cash was generated from operating activities, compared with $276.9 million in Fiscal 2009. Operating cash flows decreased as the improvement in the economy resulted in increases in accounts receivable and inventory levels to support the higher business levels of $196.3 million and $92.0 million, respectively. The increased demand and improved results also led to increases in accounts payable and accrued compensation of $110.9 million and $36.7 million, respectively. Cash flow generated by operations was used primarily to support $42.7 million of net capital expenditures, $66.7 million for stock repurchases and $36.2 million for dividend payments. Cash and cash equivalents increased $88.3 million during Fiscal 2010.

          Net capital expenditures for property, plant and equipment totaled $42.7 million in Fiscal 2010 and $45.6 million in Fiscal 2009. Net capital expenditures is comprised of purchases of property, plant, and equipment of $43.1 million and $46.1 million in both Fiscal 2010 and 2009, respectively, partially offset by proceeds from the sale of property, plant and equipment of $0.5 million in Fiscal 2010 and 2009. Fiscal 2010 capital expenditures primarily related to new plant capacity additions, productivity enhancing investments at various plants worldwide, and tooling to manufacture new products.

          Capital spending in Fiscal 2011 is planned to be between $70.0 million to $80.0 million. It is anticipated that Fiscal 2011 capital expenditures will be financed primarily by cash on hand, cash generated from operations, and existing lines of credit.

          The Company expects that cash generated by operating activities will exceed $200 million in Fiscal 2011. At July 31, 2010, the Company had cash of $232.0 million, which exists at subsidiaries outside of the United States. The Company also had $250.0 million available under existing credit facilities in the United States, €160.5 million or $209.4 million, available under existing credit facilities in Europe and $42.4 million available under various credit facilities and currencies in Asia and the rest of the world. The Company believes that the combination of existing cash, available credit under existing credit facilities, and the expected cash generated by operating activities will be adequate to meet cash requirements for Fiscal 2011, including debt repayment, issuance of anticipated dividends, possible share repurchase activity, and capital expenditures.

          Dividends The Company’s dividend policy is to maintain a payout ratio, which allows dividends to increase with the long-term growth of earnings per share. The Company’s dividend payout ratio target is 20 percent to 30 percent of the average earnings per share of the last three years. With the Company’s declaration on July 30, 2010 of a $0.125 per share dividend to be paid, the dividend payout ratio was 26.0 percent on July 31, 2010.

          Share Repurchase Plan The Board of Directors authorized the repurchase of 8.0 million shares of common stock under the stock repurchase plan dated March 26, 2010. This repurchase authorization replaces the existing authority that was approved on March 31, 2006. In Fiscal 2010 the Company repurchased 1.7 million shares of common stock for $66.7 million, or 2.1 percent, at an average price of $40.38 per share. The Company repurchased 0.8 million shares for $32.8 million in Fiscal 2009. The Company repurchased 2.2 million shares for $92.2 million in Fiscal 2008. As of July 31, 2010 the Company had remaining authorization to repurchase 7.0 million shares pursuant to the current authorization.

          Off-Balance Sheet Arrangements The Company does not have any off-balance sheet arrangements, with the exception of the guarantee of 50 percent of certain debt of its joint venture, AFSI as further discussed in Note K of the Company’s Notes to Consolidated Financial Statements. As of July 31, 2010 the joint venture had $25.2 million of outstanding debt. The Company does not believe that this guarantee will have a current or future effect on its financial condition, results of operation, liquidity or capital resources.

          New Accounting Standards In June 2009 FASB updated the accounting standards related to the consolidation of variable interest entities (VIEs). The standard amends current consolidation guidance and requires additional disclosures about an enterprise’s involvement in VIEs. The standard is effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of the revised standard did not have a material impact on the Company’s financial statements in Fiscal 2010.

Market Risk

          The Company’s market risk includes the potential loss arising from adverse changes in foreign currency exchange rates and interest rates. The Company manages foreign currency market risk from time to time through the use of a variety of financial and derivative instruments. The Company does not enter into any of these instruments for trading purposes to generate revenue. Rather, the Company’s objective in managing these risks is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. The Company uses forward exchange contracts and other hedging activities to hedge the U.S. dollar value resulting from existing recognized foreign currency denominated asset and liability balances and also for anticipated foreign currency transactions. The Company also naturally hedges foreign currency through its production in the countries in which it sells its products. The Company’s market risk on interest rates is the potential decrease in fair value of long-term debt resulting from a potential increase in interest rates. See further discussion of these market risks below and in Note E of the Notes to Consolidated Financial Statements.

          Foreign Currency During Fiscal 2010, the U.S. dollar was slightly weaker throughout the year compared to many of the currencies of the foreign countries in which the Company operates. The overall weakness of the dollar had a positive impact on the Company’s international net sales results because the foreign denominated revenues translated into more U.S. dollars.

          It is not possible to determine the true impact of foreign currency translation changes. However, the direct effect on reported net sales and net earnings can be estimated. For the year ended July 31, 2010, the impact of foreign currency translation resulted in an overall increase in reported net sales of $43.2 million, an increase in operating expenses of $10.5 million and an increase in reported net earnings of $3.6 million. Foreign currency translation had a positive impact in most regions around the world. In Europe, the weaker U.S. dollar relative to the euro resulted in an increase of $6.9 million in reported net sales. The weaker U.S. dollar relative to the Australian dollar, Japanese yen, South African rand, Thai baht and Korean won also had a positive impact on foreign currency translation, with an increase in reported net sales of $10.8 million, $8.6 million, $7.1 million, $2.5 million and $2.4 million, respectively, and an increase in reported net earnings of $1.2 million, $0.4 million, $0.6 million, $0.6 million and $0.5 million, respectively.

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

          Interest The Company’s exposure to market risks for changes in interest rates relates primarily to its short-term investments, short-term borrowings and interest rate swap agreements as well as the potential increase in fair value of long-term debt resulting from a potential decrease in interest rates. The Company has no earnings or cash flow exposure due to market risks on its long-term debt obligations as a result of the fixed-rate nature of the debt. However, interest rate changes would affect the fair market value of the debt. As of July 31, 2010 the estimated fair value of long-term debt with fixed interest rates was $269.8 million compared to its carrying value of $252.6 million. The fair value is estimated by discounting the projected cash flows using the rate that similar amounts of debt could currently be borrowed. As of July 31, 2010 the Company’s financial liabilities with exposure to changes in interest rates consisted mainly of $57.8 million of short-term debt outstanding. Assuming a hypothetical increase of one-half percent in short-term interest rates, with all other variables remaining constant, interest expense would have increased $0.7 million in Fiscal 2010.

          Pensions The Company is exposed to market return fluctuations on its qualified defined benefit pension plans. Although the market value of these assets increased in Fiscal 2010, we adjusted our long–term rate of return from 8.5 percent to 8.0 percent on our U.S. plans to update and reflect our future expectation for returns. In addition, we lowered our discount rate used to value our pension obligation for our U.S. plans from 6.0 percent to 5.25 percent. These changes in our accounting assumptions resulted in our plans being underfunded by $58.2 million at July 31, 2010 since the projected benefit obligation exceeded the fair value of the plan assets.

Critical Accounting Policies

          The Company’s consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP). The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Management bases these estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the recorded values of certain assets and liabilities. The Company believes its use of estimates and underlying accounting assumptions adheres to U.S. GAAP and is consistently applied. Valuations based on estimates and underlying accounting assumptions are reviewed for reasonableness on a consistent basis throughout the Company. Management believes the Company’s critical accounting policies that require more significant judgments and estimates used in the preparation of its consolidated financial statements and that are the most important to aid in fully understanding its financial results are the following:

          Revenue recognition and allowance for doubtful accounts Revenue is recognized when both product ownership and the risk of loss have transferred to the Customer and the Company has no remaining obligations. The Company records estimated discounts and rebates as a reduction of sales in the same period revenue is recognized. Accruals for warranties on products sold are recorded based on historical return percentages and specific product recall campaigns. Allowances for doubtful accounts are estimated by management based on evaluation of potential losses related to Customer receivable balances. The Company determines the allowance based on historical write-off experience in the industry, regional economic data, and evaluation of specific Customer accounts for risk of loss. The Company reviews its allowance for doubtful accounts monthly. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its Customers. The establishment of this reserve requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though management considers these balances adequate and proper, changes in economic conditions in specific markets in which the Company operates could have an effect on reserve balances required.

          Goodwill and other intangible assets Goodwill is assessed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs impairment assessments for its reporting units and uses a discounted cash flow model based on management’s judgments and assumptions to determine the estimated fair value. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company performed an impairment assessment during the third quarter of Fiscal 2010 to satisfy its annual impairment requirement. The impairment assessment in the third quarter indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, including recorded goodwill and, as such, no impairment existed at that time. Other intangible assets with definite lives continue to be amortized over their estimated useful lives. Definite lived intangible assets are also subject to impairment assessments. A considerable amount of management judgment and assumptions are required in performing the impairment assessments, principally in determining the fair value of each reporting unit.

While the Company believes its judgments and assumptions are reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required.

          Income taxes As part of the process of preparing the Company’s Consolidated Financial Statements, management is required to estimate income taxes in each of the jurisdictions in which the Company operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s Consolidated Balance Sheet. These assets and liabilities are evaluated by using estimates of future taxable income streams and the impact of tax planning strategies. Management assesses the likelihood that deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, a valuation allowance is established. To the extent that a valuation allowance is established or increased, an expense within the tax provision is included in the statement of operations. Reserves are also estimated for uncertain tax positions that are currently unresolved. The Company routinely monitors the potential impact of such situations and believes that it is properly reserved. Valuations related to tax accruals and assets can be impacted by changes to tax codes, changes in statutory tax rates and the Company’s future taxable income levels. As of July 31, 2010, the liability for unrecognized tax benefits, accrued interest and penalties was $21.5 million.

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

          To develop the assumption regarding the expected long-term rate of return on assets for its U.S. pension plans, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 8.0 percent long-term rate of return on assets assumption as of July 31, 2010 for developing the Fiscal 2011 expense for the Company’s U.S. pension plans. In addition, we lowered our discount rate used to value our pension obligation for our U.S. plans from 6.0 percent to 5.25 percent. The expected long-term rate of return on assets assumption for the plans outside the U.S. reflects the investment allocation and expected total portfolio returns specific to each plan and country. The expected long-term rate of return on assets shown in the pension benefit disclosure for non-U.S. plans is an asset-based weighted average of all non-U.S. plans.

          Reflecting the relatively long-term nature of the plans’ obligations, approximately 45 percent of the plans assets are invested in equity securities, 30 percent in alternative investments (funds of hedge funds), 10 percent in real assets (investments into funds containing commodities and real estate), 10 percent in fixed income and 5 percent in private equity. Within equity securities, the Company targets an allocation of 15 percent international, 15 percent equity long / short, 10 percent small cap and 5 percent large cap.

          A one percent change in the expected long-term rate of return on U.S. plan assets, from 8.5 percent, would have changed the Fiscal 2010 annual pension expense by approximately $2.7 million. The expected long-term rate of return on assets assumption for the plans outside the U.S. follows the same methodology as described above but reflects the investment allocation and expected total portfolio returns specific to each plan and country.

          The Company’s objective in selecting a discount rate for its pension plans is to select the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date taking into account the nature and duration of the benefit obligations of the plan. In making this best estimate, the Company looks at rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the benefits. This process includes assessing the universe of bonds available on the measurement date with a quality rating of Aa or better. Similar appropriate benchmarks are used to determine the discount rate for the non-U.S. plans. As of the measurement date of July 31, 2010, the Company decreased its discount rate for the U.S. pension plans to 5.25 percent from 6.00 percent as of July 31, 2009. The decrease of 75 basis points is consistent with published bond indices. The change increased the Company’s U.S. projected benefit obligation as of July 31, 2010 by approximately 20.0 million and is expected to increase pension expense in fiscal year 2011 by approximately $1.5 million.

Safe Harbor Statement under the Securities Reform Act of 1995

          The Company, through its management, may make forward-looking statements reflecting the Company’s current views with respect to future events and financial performance. These forward-looking statements, which may be included in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Item 1A of this Form 10-K, which could cause actual results to differ materially from historical results or those anticipated. The words or phrases “will likely result,” “are expected to,” “will continue,” “estimate,” “project,” “believe,” “expect,” “anticipate,” “forecast” and similar expressions are intended to identify forward-looking statements within the meaning of Section 21e of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995 (“PSLRA”). In particular the Company desires to take advantage of the protections of the PSLRA in connection with the forward-looking statements made in this Annual Report on Form 10-K, including those contained in the “Outlook” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

          Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. In addition, the Company wishes to advise readers that the factors listed in Item 1A of this Form 10-K, as well as other factors, could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed. These factors include, but are not limited to risks associated with: world economic factors and the ongoing economic uncertainty, the potential for some Customers to increase their reliance on their own filtration capabilities, currency fluctuations, commodity prices, political factors, the Company’s international operations, highly competitive markets, environmental laws and regulations, including regulatory approvals for Retrofit Emission Products, governmental laws and regulations, including the impact of the various economic stimulus and financial reform measures being implemented, the implementation of our new information technology systems, potential global events resulting in market instability including financial bailouts of sovereign nations, political changes, military and terrorist activities, health outbreaks and other factors included in Item 1A of this Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

          Market risk disclosure appears in Management’s Discussion and Analysis on page 21under “Market Risk.”

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting

          Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of July 31, 2010. The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of July 31, 2010, as stated in this report which follows in Item 8 of this Form 10-K.

/s/ William M. Cook	/s/ Thomas R. VerHage

William M. Cook	Thomas R. VerHage
Chief Executive Officer	Chief Financial Officer
September 24, 2010	September 24, 2010

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Donaldson Company, Inc.

          In our opinion, the accompanying consolidated balance sheets and the related statements of earnings, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Donaldson Company, Inc. and its subsidiaries at July 31, 2010 and July 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
September 24, 2010

Consolidated Statements of Earnings
Donaldson Company, Inc. and Subsidiaries

	Year ended July 31,
	2010	2009	2008
	(thousands of dollars, except share and per share amounts)
Net sales	$1,877,064	$1,868,629	$2,232,521
Cost of sales	1,218,316	1,278,923	1,506,659
Gross margin	658,748	589,706	725,862
Selling, general and administrative	376,018	379,108	436,293
Research and development	44,486	40,643	43,757
Operating income	238,244	169,955	245,812
Interest expense	11,975	17,018	16,550
Other income, net	(3,907)	(8,488)	(6,901)
Earnings before income taxes	230,176	161,425	236,163
Income taxes	64,013	29,518	64,210
Net earnings	$166,163	$131,907	$171,953
Weighted average shares - basic	77,848,528	77,967,141	79,304,373
Weighted average shares - diluted	79,177,772	79,199,838	81,247,069
Net earnings per share - basic	$2.13	$1.69	$2.17
Net earnings per share - diluted	$2.10	$1.67	$2.12

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Balance Sheets
Donaldson Company, Inc. and Subsidiaries

	At July 31,
	2010	2009
	(thousands of dollars, except share amounts)
Assets
Current assets
Cash and cash equivalents	$232,000	$143,687
Accounts receivable, less allowance of $6,315 and $7,387	358,917	280,187
Inventories	203,631	180,238
Deferred income taxes	22,054	21,501
Prepaids and other current assets	43,613	51,154
Total current assets	$860,215	$676,767
Property, plant and equipment, net	365,892	381,068
Goodwill	165,315	169,027
Intangible assets, net	58,292	65,386
Other assets	49,792	41,748
Total assets	$1,499,506	$1,333,996
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings	$50,000	$29,558
Current maturities of long-term debt	5,536	5,496
Trade accounts payable	165,907	123,063
Accrued employee compensation and related taxes	73,632	54,662
Accrued liabilities	40,546	39,624
Other current liabilities	53,635	47,681
Total current liabilities	389,256	300,084
Long-term debt	256,192	253,674
Deferred income taxes	7,076	9,416
Other long-term liabilities	100,349	82,204
Total liabilities	752,873	645,378
Commitments and contingencies (Note K)
Shareholders’ equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 120,000,000 shares authorized, 88,643,194 shares issued in 2010 and 2009	443,216	443,216
Retained earnings	744,247	615,817
Stock compensation plans	22,326	19,894
Accumulated other comprehensive loss	(40,486)	(9,677)
Treasury stock, 12,222,381 and 11,295,409 shares in 2010 and 2009, at cost	(422,670)	(380,632)
Total shareholders’ equity	746,633	688,618
Total liabilities and shareholders’ equity	$1,499,506	$1,333,996

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Donaldson Company, Inc. and Subsidiaries

	Year ended July 31,
	2010	2009	2008
	(thousands of dollars)
Operating Activities
Net earnings	$166,163	$131,907	$171,953
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	59,232	58,597	56,732
Equity in losses (earnings) of affiliates, net of distributions	183	(982)	(1,558)
Deferred income taxes	3,025	(4,726)	(1,205)
Tax benefit of equity plans	(4,625)	(2,663)	(9,178)
Stock compensation plan expense	8,253	1,900	9,312
Other, net	(6,110)	(7)	(2,528)
Changes in operating assets and liabilities, net of acquired businesses
Accounts receivable	(79,308)	116,983	(29,779)
Inventories	(25,826)	66,145	(49,400)
Prepaids and other current assets	(3,970)	(11,489)	(4,755)
Trade accounts payable and other accrued expenses	85,988	(78,738)	33,940
Net cash provided by operating activities	203,005	276,927	173,534
Investing Activities
Purchases of property, plant and equipment	(43,149)	(46,080)	(72,152)
Proceeds from sale of property, plant and equipment	490	511	1,330
Acquisitions, investments and divestitures of affiliates	(250)	(74,318)	(2,377)
Net cash used in investing activities	(42,909)	(119,887)	(73,199)
Financing Activities
Proceeds from long-term debt	531	80,471	50,297
Repayments of long-term debt	(5,508)	(7,745)	(33,074)
Change in short-term borrowings	20,713	(103,695)	12,478
Purchase of treasury stock	(66,696)	(32,773)	(92,202)
Dividends paid	(36,242)	(35,166)	(33,003)
Tax benefit of equity plans	4,625	2,663	9,178
Exercise of stock options	13,053	4,476	9,308
Net cash used in financing activities	(69,524)	(91,769)	(77,018)
Effect of exchange rate changes on cash	(2,259)	(4,941)	4,803
Increase in cash and cash equivalents	88,313	60,330	28,120
Cash and cash equivalents, beginning of year	143,687	83,357	55,237
Cash and cash equivalents, end of year	$232,000	$143,687	$83,357

Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes	$40,032	$41,196	$50,629
Interest	11,446	14,861	14,589

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders’ Equity
Donaldson Company, Inc. and Subsidiaries

	Common Stock	Additional Paid-in Capital	Retained Earnings	Stock Compensation Plans	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(thousands of dollars, except per share amounts)
Balance July 31, 2007	$443,216	$—	$387,257	$20,821	$70,008	$(296,604)	$624,698
Comprehensive income
Net earnings			171,953				171,953
Foreign currency translation					57,151		57,151
Additional minimum pension liability, net of tax					(14,671)		(14,671)
Net gain on cash flow hedging derivatives					395		395
Comprehensive income							214,828
Treasury stock acquired						(92,202)	(92,202)
Stock options exercised		(7,827)	(9,810)	4,223		20,883	7,469
Deferred stock and other activity		(2,981)	2,564	3,474		1,363	4,420
Performance awards		(675)	279	(1,453)		955	(894)
Stock option expense			4,214				4,214
Tax reduction - employee plans		11,483					11,483
Adjustment to adopt income tax guidance			(336)				(336)
Dividends ($0.430 per share)			(33,645)				(33,645)
Balance July 31, 2008	443,216	—	522,476	27,065	112,883	(365,605)	740,035
Comprehensive income
Net earnings			131,907				131,907
Foreign currency translation					(63,385)		(63,385)
Pension liability adjustment, net of deferred taxes					(58,593)		(58,593)
Net loss on cash flow hedging derivatives					(582)		(582)
Comprehensive income							9,347
Treasury stock acquired						(32,773)	(32,773)
Stock options exercised		(2,998)	(6,151)			12,104	2,955
Deferred stock and other activity		(529)	(88)	(4,344)		3,710	(1,251)
Performance awards		(266)	(60)	(2,827)		1,932	(1,221)
Stock option expense			4,143				4,143
Tax reduction - employee plans		3,793					3,793
Adjustment to adopt retirement benefit compensation guidance, net of tax			(887)				(887)
Dividends ($0.460 per share)			(35,523)				(35,523)
Balance July 31, 2009	443,216	—	615,817	19,894	(9,677)	(380,632)	688,618
Comprehensive income
Net earnings			166,163				166,163
Foreign currency translation					(15,961)		(15,961)
Pension liability adjustment, net of deferred taxes					(14,780)		(14,780)
Net loss on cash flow hedging derivatives					(68)		(68)
Comprehensive income							135,354
Treasury stock acquired						(66,696)	(66,696)
Stock options exercised		(5,608)	(7,678)	2,676		22,951	12,341
Deferred stock and other activity		(704)	(30)	(244)		1,707	729
Performance awards		7	(7)				—
Stock option expense			6,891				6,891
Tax reduction - employee plans		6,305					6,305
Dividends ($0.480 per share)			(36,909)				(36,909)
Balance July 31, 2010	$443,216	$—	$744,247	$22,326	$(40,486)	$(422,670)	$746,633

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Donaldson Company, Inc. and Subsidiaries

NOTE A
Summary of Significant Accounting Policies

          Description of Business Donaldson Company, Inc. (“Donaldson” or the “Company”), is a worldwide manufacturer of filtration systems and replacement parts. The Company’s product mix includes air and liquid filtration systems and exhaust and emission control products. Products are manufactured at 40 plants around the world and through three joint ventures. Products are sold to original equipment manufacturers (“OEMs”), distributors and dealers, and directly to end users.

          Principles of Consolidation The Consolidated Financial Statements include the accounts of Donaldson Company, Inc. and all majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company’s three joint ventures that are not majority-owned are accounted for under the equity method. The Company does not have any variable interests in variable interest entities as of July 31, 2010. The Company uses a fiscal period which ends on a calendar basis for international affiliates and on the Friday nearest to July 31 for U.S. purposes.

          Use of Estimates The preparation of Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

          Foreign Currency Translation For foreign operations, local currencies are considered the functional currency. Assets and liabilities are translated to U.S. dollars at year-end exchange rates and the resulting gains and losses arising from the translation of net assets located outside the United States are recorded as a cumulative translation adjustment, a component of Accumulated Other Comprehensive Income (loss) in the Consolidated Balance Sheets. Elements of the Consolidated Statements of Earnings are translated at average exchange rates in effect during the year. Realized and unrealized foreign currency transaction gains and losses are included in Other income, net in the Consolidated Statements of Earnings. Foreign currency transaction losses of $4.6 million, $0.2 million and $3.1 million are included in Other income, net in the Consolidated Statements of Earnings in Fiscal 2010, 2009, and 2008, respectively.

          Cash Equivalents The Company considers all highly liquid temporary investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost that approximates market value.

          Accounts Receivable and Allowance for Doubtful Accounts Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical write-off experience in the industry, regional economic data, and evaluation of specific Customer accounts for risk of loss. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its Customers.

          Inventories Inventories are stated at the lower of cost or market. U.S. inventories are valued using the last-in, first-out (“LIFO”) method, while the international subsidiaries use the first-in, first-out (“FIFO”) method. Inventories valued at LIFO were approximately 31 percent and 33 percent of total inventories at July 31, 2010 and 2009, respectively. For inventories valued under the LIFO method, the FIFO cost exceeded the LIFO carrying values by $32.7 million and $34.0 million at July 31, 2010 and 2009, respectively. Results of operations for all periods presented were not materially affected by the liquidation of LIFO inventory. The components of inventory are as follows (thousands of dollars):

	At July 31,
	2010	2009
Materials	$79,371	$71,518
Work in process	23,163	20,022
Finished products	101,097	88,698
Total inventories	$203,631	$180,238

          Property, Plant and Equipment Property, plant and equipment are stated at cost. Additions, improvements or major renewals are capitalized, while expenditures that do not enhance or extend the asset’s useful life are charged to operating expense as incurred. Depreciation is computed under the straight-line method. Depreciation expense was $53.2 million in Fiscal 2010, $52.9 million in Fiscal 2009 and $52.4 million in Fiscal 2008. The estimated useful lives of property, plant and equipment are 10 to 40 years for buildings, including building improvements, and 3 to 10 years for machinery and equipment. The components of property, plant and equipment are as follows (thousands of dollars):

	At July 31,
	2010	2009
Land	$21,771	$21,793
Buildings	240,787	242,049
Machinery and equipment	587,977	600,198
Construction in progress	26,223	18,507
Less accumulated depreciation	(510,866)	(501,479)
Total property, plant and equipment, net	$365,892	$381,068

          Internal-Use Software The Company capitalizes direct costs of materials and services used in the development and purchase of internal-use software. Amounts capitalized are amortized on a straight-line basis over a period of five years and are reported as a component of machinery and equipment within property, plant and equipment.

          Goodwill and Other Intangible Assets Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. Other intangible assets, consisting primarily of patents, trademarks and Customer relationships and lists, are recorded at cost and are amortized on a straight-line basis over their estimated useful lives of 3 to 20 years. Goodwill is assessed for impairment annually or if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The impairment assessment for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company completed its annual impairment assessment in the third quarters of Fiscal 2010 and 2009, which indicated no impairment.

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

          Comprehensive Income (Loss) Comprehensive income (loss) consists of net income, foreign currency translation adjustments, net changes in the funded status of pension retirement obligations, and net gain or loss on cash flow hedging derivatives, and is presented in the Consolidated Statements of Changes in Shareholders’ Equity. The components of the ending balances of accumulated other comprehensive income (loss) are as follows (thousands of dollars):

	At July 31,
	2010	2009	2008
Foreign currency translation adjustment	$59,194	$75,155	$138,540
Net gain (loss) on cash flow hedging derivatives, net of deferred taxes	(462)	(394)	188
Pension liability adjustment, net of deferred taxes	(99,218)	(84,438)	(25,845)
Total accumulated other comprehensive income (loss)	$(40,486)	$(9,677)	$112,883

          Cumulative foreign translation is not adjusted for income taxes. All translation relates to permanent investments in non-U.S. subsidiaries.

          Earnings Per Share The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common equivalent shares relating to stock options and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods. There were 845,827 options, 1,158,451 options, and 245,344 options excluded from the diluted net earnings per share calculation for the fiscal year ended July 31, 2010, 2009 and 2008, respectively.

          In June 2008, the Financial Accounting Standards Board (FASB) issued new guidance related to earnings per share. This guidance provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share (EPS). The Company adopted the guidance in the first quarter of Fiscal 2010 and is required to retrospectively adjust all prior-period EPS data. The resulting impact of the adoption of the guidance was to include unvested restricted shares of 80,325, 88,105 and 96,769 for the fiscal years 2010, 2009 and 2008, respectively, in the basic weighted average shares outstanding calculation. This resulted in no change in the Company’s basic and diluted EPS as reported in the prior periods presented.

          The following table presents information necessary to calculate basic and diluted earnings per share:

	2010	2009	2008
	(thousands of dollars, except per share amounts)
Weighted average shares - basic	77,849	77,967	79,304
Diluted share equivalents	1,329	1,233	1,943
Weighted average shares - diluted	79,178	79,200	81,247
Net earnings for basic and diluted earnings per share computation	$166,163	$131,907	$171,953
Net earnings per share - basic	$2.13	$1.69	$2.17
Net earnings per share - diluted	$2.10	$1.67	$2.12

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

          Stock-Based Compensation The Company offers stock-based employee compensation plans, which are more fully described in Note H. Stock-based employee compensation cost is recognized using the fair-value based method.

          Revenue Recognition Revenue is recognized when both product ownership and the risk of loss have transferred to the Customer and the Company has no remaining obligations. The Company records estimated discounts and rebates as a reduction of sales in the same period revenue is recognized. Shipping and handling costs for Fiscal 2010, 2009 and 2008 totaling $49.8 million, $50.4 million and $53.0 million, respectively, are classified as a component of operating expenses.

          Product Warranties The Company provides for estimated warranty costs at the time of sale and accrues for specific items at the time their existence is known and the amounts are determinable. The Company estimates warranty costs using standard quantitative measures based on historical warranty claim experience and evaluation of specific Customer warranty issues. For a warranty reserve reconciliation see Note K.

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

          Exit or Disposal Activities The Company accounts for costs relating to exit or disposal activities based on FASB guidance related to exit or disposal cost obligations. This guidance addresses recognition, measurement and reporting of costs associated with exit and disposal activities including restructuring. See Note L for disclosures related to restructuring.

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

NOTE B
Goodwill and Other Intangible Assets

          The Company has allocated goodwill to its Industrial Products and Engine Products segments. There was no acquisition or disposition activity during Fiscal 2010. Additions to goodwill and other intangible assets in Fiscal 2009 relate to the acquisition of 100 percent of the stock of Western Filter Corporation on October 15, 2008 for $78.5 million, as part of the Engine Products segment. The weighted average life of the intangibles acquired in this acquisition is 17.6 years and consists primarily of Customer related intangibles. Goodwill associated with this acquisition is tax deductible. Dispositions of goodwill and other intangible assets in Fiscal 2009 relate to the sale of the air dryer business in Maryville, Tennessee, on October 31, 2008 for $4.6 million, which resulted in a loss on sale of $0.6 million. This air dryer business was part of the Industrial Products segment. Financial results for each of the above acquisitions are included in the Company’s consolidated results from the date of acquisition. Pro forma financial results are not presented as the acquisitions are not material, individually or in the aggregate. The Company completed its annual impairment assessment in the third quarter of Fiscal 2010 and 2009, which indicated no impairment.

          Following is a reconciliation of goodwill for the years ended July 31, 2010 and 2009:

	Engine Products	Industrial Products	Total Goodwill
	(thousands of dollars)
Balance as of July 31, 2008	$19,126	$115,036	$134,162
Acquisition activity	43,646	—	43,646
Disposition activity	—	(1,089)	(1,089)
Foreign exchange translation	(1,190)	(6,502)	(7,692)
Balance as of July 31, 2009	$61,582	$107,445	$169,027
Foreign exchange translation	(668)	(3,044)	(3,712)
Balance as of July 31, 2010	$60,914	$104,401	$165,315

          Intangible assets are comprised of patents, trademarks and Customer relationships and lists. Following is a reconciliation of intangible assets for the years ended July 31, 2010 and 2009:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(thousands of dollars)
Balance as of July 31, 2008	$62,242	$(15,925)	$46,317
Intangibles acquired	26,710	—	26,710
Intangibles sold	(300)	114	(186)
Amortization expense	—	(5,601)	(5,601)
Foreign exchange translation	(2,843)	989	(1,854)
Balance as of July 31, 2009	$85,809	$(20,423)	$65,386
Amortization expense	—	(6,007)	(6,007)
Foreign exchange translation	(2,322)	1,235	(1,087)
Balance as of July 31, 2010	$83,487	$(25,195)	$58,292

          Net intangible assets consist of patents, trademarks and tradenames of $20.5 million and $23.9 million as of July 31, 2010 and 2009, respectively, and Customer related intangibles of $37.8 million and $41.5 million as of July 31, 2010 and 2009, respectively. Expected amortization expense relating to existing intangible assets is as follows (in thousands):

Fiscal Year
2011	$5,835
2012	$5,733
2013	$5,570
2014	$5,197
2015	$3,733

NOTE C
Credit Facilities

          The Company has a five-year, multi-currency revolving facility with a group of banks under which the Company may borrow up to $250 million. This facility matures on April 2, 2013. The agreement provides that loans may be made under a selection of currencies and rate formulas including Base Rate Advances or Off Shore Rate Advances. The interest rate on each advance is based on certain market interest rates and leverage ratios. Facility fees and other fees on the entire loan commitment are payable over the duration of this facility. There was $50.0 million outstanding at July 31, 2010 and $20.0 million outstanding at July 31, 2009. At July 31, 2010 and 2009, $180.0 million and $210.0 million, respectively, were available for further borrowing under such facilities. The amount available for further borrowing reflects a reduction for issued standby letters of credit, as discussed below. The weighted average interest rate on these short-term borrowings outstanding at July 31, 2010 and 2009 was 0.6 percent.

          Certain revolver agreements contain debt covenants related to working capital levels and limitations on indebtedness. As of July 31, 2010, the Company was in compliance with all such covenants. The Company currently expects to remain in compliance with these covenants.

          The Company also has three uncommitted credit facilities in the United States, which provide unsecured borrowings for general corporate purposes. At July 31, 2010 and 2009, there was $70.0 million available for use. There were no amounts outstanding at July 31, 2010. As of July 31, 2009, $9.6 million was outstanding under these facilities with a weighted average interest rate of 0.5 percent.

          The Company also has a €100 million program for issuing treasury notes for raising short, medium and long-term financing for its European operations. There was nothing outstanding on this program at July 31, 2010 and 2009. Additionally, the Company’s European operations have lines of credit with an available limit of €60.5 million. There was nothing outstanding on these lines of credit as of July 31, 2010 and 2009.

          Other international subsidiaries may borrow under various credit facilities. There was nothing outstanding under these credit facilities as of July 31, 2010 and 2009.

          As discussed further in Note K, at July 31, 2010 and 2009, the Company had outstanding standby letters of credit totaling $20.0 million, upon which no amounts had been drawn. The letters of credit guarantee payment to third parties in the event the Company is in breach of specified bond financing agreement and insurance contract terms as detailed in each letter of credit.

NOTE D
Long-Term Debt

          Long-term debt consists of the following:

	2010	2009
	(thousands of dollars)
6.39% Unsecured senior notes due August 15, 2010, interest payable semi-annually. This note was repaid on August 16, 2010	$4,999	$9,981
4.85% Unsecured senior notes, interest payable semi-annually, principal payment of $30.0 million due December 17, 2011	30,000	30,000
6.59% Unsecured senior notes, interest payable semi-annually, principal payment of $80.0 million due November 14, 2013	80,000	80,000
5.48% Unsecured senior notes, interest payable semi-annually, principal payment of $50.0 million due June 1, 2017	50,000	50,000
5.48% Unsecured senior notes, interest payable semi-annually, principal payment of $25.0 million due September 28, 2017	25,000	25,000
5.48% Unsecured senior notes, interest payable semi-annually, principal payment of $25.0 million due November 30, 2017	25,000	25,000
1.418% Guaranteed senior notes, interest payable semi-annually, principal payment of ¥1.2 billion due January 31, 2012	13,884	12,679
2.019% Guaranteed senior note, interest payable semi-annually, principal payment of ¥1.65 billion due May 18, 2014	19,091	17,434
Variable Rate Industrial Development Revenue Bonds (“Low Floaters”) interest payable monthly, principal payment of $7.755 million due September 1, 2024, interest rate of 0.40% as of July 31, 2010	7,755	7,755
Capitalized lease obligations and other, with various maturity dates and interest rates	890	1,321
Interest Rate Swap contract, notional $80.0 million maturing November 14, 2013, terminated August 17, 2010	4,590	—
Terminated interest rate swap contract	519	—
Total	261,728	259,170
Less current maturities	5,536	5,496
Total long-term debt	$256,192	$253,674

          Annual maturities of long-term debt are $5.5 million in 2011, $44.2 million in 2012, $0.1 million in 2013, $99.1 million in 2014 and $107.8 million thereafter. There are no maturities in 2015. As of July 31, 2010, the estimated fair value of long-term debt with fixed interest rates was $269.8 million compared to its carrying value of $252.6 million.

          On November 14, 2008 the Company issued an $80 million senior unsecured note. The note is due on November 14, 2013. The debt was issued at face value and bears interest payable semi-annually at a rate of 6.59 percent. The proceeds from the note were used to refinance existing debt and for general corporate purposes.

          Certain note agreements contain debt covenants related to working capital levels and limitations on indebtedness. As of July 31, 2010, the Company was in compliance with all such covenants. The Company currently expects to remain in compliance with these covenants.

NOTE E
Financial Instruments and Fair Value

          Derivatives The Company uses forward exchange contracts to manage its exposure to fluctuations in foreign exchange rates. The Company also uses interest rate swaps to manage its exposure to changes in the fair value of its fixed-rate debt resulting from interest rate fluctuations. It is the Company’s policy to enter into derivative transactions only to the extent true exposures exist; the Company does not enter into derivative transactions for speculative or trading purposes. The Company enters into derivative transactions only with counterparties with high credit ratings. These transactions may expose the Company to credit risk to the extent that the instruments have a positive fair value, but the Company has not experienced any material losses, nor does the Company anticipate any material losses.

          The Company enters into forward exchange contracts of generally less than one year to hedge forecasted transactions between its subsidiaries and to reduce potential exposure related to fluctuations in foreign exchange rates for existing recognized assets and liabilities. It also utilizes forward exchange contracts for anticipated intercompany and third-party transactions such as purchases, sales and dividend payments denominated in local currencies. Forward exchange contracts are designated as cash flow hedges as they are designed to hedge the variability of cash flows associated with the underlying existing recognized or anticipated transactions. Changes in the value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) in shareholders’ equity until earnings are affected by the variability of the underlying cash flows. At that time, the applicable amount of gain or loss from the derivative instrument that is deferred in shareholders’ equity is reclassified to earnings. Effectiveness is measured using spot rates to value both the hedge contract and the hedged item. The excluded forward points, as well as any ineffective portions of hedges, are recorded in earnings through the same line as the underlying transaction. During Fiscal 2010, $0.2 million of losses were recorded due to the exclusion of forward points from the assessment of hedge effectiveness.

          These unrealized losses and gains are reclassified, as appropriate, when earnings are affected by the variability of the underlying cash flows during the term of the hedges. The Company expects to record $0.7 million of net deferred losses from these forward exchange contracts during the next twelve months.

          The Company entered into and settled an interest rate lock in October 2008. The interest rate lock settlement resulted in a $0.5 million gain, net of deferred taxes of $0.2 million, which will be amortized into income over the life of the related debt.

          The following summarizes the Company’s fair value of outstanding derivatives at July 31, 2010, and 2009, on the Consolidated Balance Sheets (thousands of dollars):

	At July 31,
	2010	2009
Asset derivatives recorded under the caption Prepaids and other current assets
Foreign exchange contracts	$807	$493

Asset derivatives recorded under the caption Other assets
Interest rate swap asset	$4,590	$—

Liability derivatives recorded under the caption Other current liabilities
Foreign exchange contracts	$2,127	$2,366

          The impact on Accumulated Other Comprehensive Income (OCI) and earnings from foreign exchange contracts that qualified as cash flow hedges for the twelve months ended July 31, 2010 and 2009, was as follows (thousands of dollars):

	July 31,
	2010	2009
Net carrying amount at beginning of year	$(650)	$188
Cash flow hedges deferred in OCI	(3,789)	(1,826)
Cash flow hedges reclassified to income (effective portion)	3,788	580
Change in deferred taxes	(9)	408
Net carrying amount at July 31	$(660)	$(650)

          The Company’s derivative financial instruments present certain market and counterparty risks, however, concentration of counterparty risk is mitigated as the Company deals with a variety of major banks worldwide. In addition, only conventional derivative financial instruments are utilized. The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding at July 31, 2010, failed to perform according to the terms of its agreement. At this time, the Company does not require collateral or any other form of securitization to be furnished by the counterparties to its derivative instruments.

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

	Significant Other Observable Inputs (Level 2)*
	At July 31,
	2010	2009
Forward exchange contracts – net liability position	$(1,320)	$(1,873)
Interest rate swaps – net asset position	4,590	—

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

          Fair Value of Financial Instruments At July 31, 2010 and 2009, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, long-term debt, and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximated carrying values because of the short-term nature of these instruments. Derivative contracts are reported at their fair values based on third-party quotes. As of July 31, 2010, the estimated fair value of long-term debt with fixed interest rates was $269.8 million compared to its carrying value of $252.6 million. The fair value is estimated by discounting the projected cash flows using the rate that similar amounts of debt could currently be borrowed.

          Credit Risk The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps and foreign exchange forward contracts. Collateral is generally not required of the counterparties or of the Company. In the unlikely event a counterparty fails to meet the contractual terms of an interest rate swap or foreign exchange forward contract, the Company’s risk is limited to the fair value of the instrument. There was one interest rate swap outstanding at July 31, 2010, which was subsequently terminated August 17, 2010. The Company had no interest rate swaps outstanding at July 31, 2009. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. The Company has not had any historical instances of non-performance by any counterparties, nor does it anticipate any future instances of non-performance.

NOTE F
Employee Benefit Plans

          Pension Plans The Company and certain of its international subsidiaries have defined benefit pension plans for many of their hourly and salaried employees. There are two types of domestic plans. The first type of domestic plan is a traditional defined benefit pension plan primarily for production employees. The second is a plan for salaried workers that provides defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit comprised of a percentage of current salary that varies with years of service, interest credits and transition credits. The international plans generally provide pension benefits based on years of service and compensation level. During Fiscal 2009, the Company changed its measurement date to July 31, in accordance with the measurement date provisions of FASB guidance related to retirement benefit compensation.

          Net periodic pension costs for the Company’s pension plans include the following components:

	2010	2009	2008
	(thousands of dollars)
Net periodic cost:
Service cost	$13,184	$15,385	$15,996
Interest cost	19,445	18,481	17,702
Expected return on assets	(28,390)	(29,143)	(28,275)
Transition amount amortization	226	193	164
Prior service cost amortization	293	438	380
Actuarial (gain)/loss amortization	2,864	1,088	(58)
Curtailment loss	—	910	—
Settlement gain	—	—	(35)
Net periodic benefit cost	$7,622	$7,352	$5,874

          During Fiscal 2009, negotiations with one of our unions resulted in a freeze in pension benefits at one of our U.S. plants. In exchange for the freezing of the plan, participants will be eligible for a Company match in a defined contribution plan. The freeze in the plan resulted in a curtailment loss of $0.9 million during Fiscal 2009.

          Effective July 31, 2007 the Company adopted FASB guidance related to retirement benefit compensation. This guidance requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position. It also requires that changes in the funded status are recognized in accumulated other comprehensive income in the year in which the adoption occurs and in other comprehensive income in the following years. The retirement benefit compensation guidance provisions regarding the change in the measurement date of postretirement benefits plans required the Company to change its measurement date. The adoption of the measurement date provisions resulted in an after-tax decrease to Retained earnings of $0.9 million, a decrease to Other assets of $0.5 million, increase to Other long-term liabilities of $0.8 million and an increase to Deferred income taxes of $0.5 million.

          The obligations and funded status of the Company’s pension plans as of 2010 and 2009, is as follows:

	2010	2009
	(thousands of dollars)
Change in benefit obligation:
Benefit obligation, beginning of year	$338,154	$330,258
Service cost	13,183	18,730
Interest cost	19,445	22,868
Participant contributions	1,043	1,476
Actuarial (gain)/loss	31,918	(1,077)
Currency exchange rates	(6,531)	(13,338)
Benefits paid	(19,309)	(20,763)
Benefit obligation, end of year	$377,903	$338,154
Change in plan assets:
Fair value of plan assets, beginning of year	$297,479	$378,695
Actual return on plan assets	31,013	(62,057)
Company contributions	15,064	13,356
Participant contributions	1,043	1,476
Currency exchange rates	(5,556)	(13,228)
Benefits paid	(19,309)	(20,763)
Fair value of plan assets, end of year	$319,734	$297,479
Funded status:
Underfunded status at July 31, 2010 and 2009	$(58,169)	$(40,675)

          The net underfunded status of $58.2 million at July 31, 2010 is recognized in the accompanying Consolidated Balance Sheet as $2.6 million within Other assets for the Company’s over funded plans and $60.8 million within Other long-term liabilities for the Company’s underfunded plans. Included in Accumulated other comprehensive loss at July 31, 2010 are the following amounts that have not yet been recognized in net periodic pension expense: unrecognized actuarial losses of $147.3 million, unrecognized prior service cost of $3.9 million, and unrecognized transition obligations of $2.9 million. The actuarial loss, prior service cost and unrecognized transition obligation are included in Accumulated other comprehensive loss, net of tax. The amounts expected to be recognized in net periodic pension expense during Fiscal 2011 are $2.1 million, $0.5 million and $0.2 million, respectively. The accumulated benefit obligation for all defined benefit pension plans was $332.4 million and $296.7 million at July 31, 2010 and 2009, respectively.

          The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $282.7 million, $266.0 million and $230.3 million, respectively, as of July 31, 2010, and $246.7 million, $234.3 million and $213.3 million, respectively, as of July 31, 2009.

          For the years ended July 31, 2010 and 2009 the U.S. pension plans represented approximately 73 percent and 72 percent, respectively, of the Company’s total plan assets, and approximately 74 percent and 72 percent, respectively, of the Company’s total projected benefit obligation.

          The weighted-average discount rates and rates of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation are as follows:

Weighted average actuarial assumptions	2010	2009
All U.S. plans:
Discount rate	5.25%	6.00%
Rate of compensation increase	5.00%	5.00%
Non - U.S. plans:
Discount rate	5.17%	5.90%
Rate of compensation increase	3.69%	3.87%

          The weighted-average discount rates, expected returns on plan assets and rates of increase in future compensation levels used to determine the net periodic benefit cost are as follows:

Weighted average actuarial assumptions	2010	2009	2008
All U.S. plans:
Discount rate	6.00%	6.00%	6.00%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%	5.00%
Non - U.S. plans:
Discount rate	5.90%	6.30%	5.23%
Expected return on plan assets	6.64%	7.14%	7.49%
Rate of compensation increase	3.87%	4.48%	4.01%

          Expected Long-Term Rate of Return To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. As of our measurement date of July 31, 2010, the Company decreased its long-term rate of return for the U.S. pension plans to 8.0 percent from 8.5 percent as of July 31, 2009. The Company believes that based on the asset mix and the target asset allocation the 8.0 percent rate is an appropriate rate. This is slightly below the Company’s twenty year average but above the five and ten year averages. Thus, the Company will use the 8.0 percent rate for the calculation of its Fiscal 2011 net periodic cost. The expected long-term rate of return on assets assumption for the plans outside the U.S. reflects the investment allocation and expected total portfolio returns specific to each plan and country. The expected long-term rate of return on assets shown in the pension benefit disclosure for non-U.S. plans is an asset-based weighted average of all non-U.S. plans.

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

          Plan Assets The fair values of the assets held by the U.S. pension plans by asset category are as follows (in millions):

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Assets
Cash	$0.9	0.9	—	—
Global Equity Securities	101.3	54.5	44.4	2.4
Fixed Income Securities	17.1	17.1	—	—
Private Equity	14.8	—	—	14.8
Absolute Return	72.5	—	64.3	8.2
Real Assets	25.9	—	9.6	16.3
Total U.S.Assets	$232.5	$72.5	$118.3	$41.7

          Global equity consists of publicly traded U.S. and non-U.S. equities, Australasia, Far East (EAFE) index funds, equity private placement funds, and some cash and cash equivalents. Publicly traded equities are valued at the closing price reported in the active market in which the individual securities are traded. Index funds are valued at the net asset value (NAV) as determined by the custodian of the fund. The NAV is based on the fair value of the underlying assets owned by the fund, minus its liabilities then divided by the number of units outstanding.

          Fixed income consists primarily of investment grade debt securities, but may include up to 10% in high yield securities (“junk bonds”) rated B or higher by Moody’s or S&P. It may also include up to 20% in securities dominated in foreign currencies. Corporate and other bonds and notes are valued at either the yields currently available on comparable securities of issuers with similar credit ratings or valued under a discounted cash flows approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable such as credit and liquidity risks.

          Private equity consists of interests in partnerships that invest in U.S. and non-U.S. debt and equity securities. The portfolio is a diversified mix of partnership interests including buyouts, distressed debt, growth equity, mezzanine, real estate, and venture capital investments. Partnership interests are valued using the most recent general partner statement of fair value, updated for any subsequent partnership interests’ cash flow.

          Absolute return consists primarily of private partnership interests in hedge funds of funds. Partnership interests are valued using the NAV as determined by the administrator or custodian of the fund.

          Real Assets consist of commodity funds, REITS (Real Estate Investment Trusts), and interests in partnerships that invest in private real estate, commodity, and timber investments. Private investments are valued using the most recent partnership statement of fair value, updated for any subsequent partnership interests’ cash flows. Commodity funds and REITS are valued at the closing price reported in the active market in which they are traded.

          The following table sets forth a summary of changes in the fair values of the U.S. pension plans’ Level 3 assets for the year ended July 31, 2010 (in millions):

	Global Equity	Private Equity	Absolute Return	Real Assets	Total
Beginning balance at August 1, 2009	2.7	11.4	16.4	15.5	46.0
Unrealized gains	0.1	1.8	0.6	0.1	2.6
Net transfers into (out of) Level 3	(0.4)	1.6	(8.8)	0.7	(6.9)
Ending balance at July 31, 2010	$2.4	$14.8	$8.2	$16.3	$41.7

          Fair values of the assets held by the international pension plans by asset category are as follows (in millions):

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
International Assets
Global Equity Securities	$26.8	26.8	—	—
Fixed Income Securities	20.7	—	20.7	—
Equity/Fixed Income	34.2	12.5	—	21.7
Real Assets	5.5	—	5.5	—
Total International Assets	$87.2	$39.3	$26.2	$21.7

          Global equity consists of a fixed weights index fund, used to maintain a fixed 50/50 distribution between UK and overseas assets. Publicly traded equities are valued at the closing price reported in the active market in which the individual securities are traded.

          Fixed income consists of corporate bond funds with the investment objective to achieve active corporate bond returns which are inflation linked and paid as a single payment in 2055. Corporate bonds and notes are valued at either the closing price reported if traded on an active market or at yields currently available on comparable securities of issuers with similar credit ratings or valued under a discounted cash flows approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable such as credit and liquidity risks.

          Equity/Fixed Income consists of Level 1 assets that are part of a unit linked fund with a strategic asset allocation of 40% fixed income products and 60% equity type products. Assets are valued at either the closing price reported if traded on an active market or at yields currently available on comparable securities of issuers with similar credit ratings. Index funds are valued at the net asset value (NAV) as determined by the custodian of the fund. The Level 3 assets are composed of mathematical reserves on individual contracts and the Company does not have any influence on the investment decisions as made by the insurer due to the specific minimum guaranteed return characteristics of this type of contract. European insurers in general, broadly have a strategic asset allocation with 80% -90% fixed income products and 20%-10% equity type products (including real estate).

          Real Assets consists of property funds. Property funds are valued using the most recent partnership statement of fair value, updated for any subsequent partnership interests’ cash flows.

          The following table sets forth a summary of changes in the fair values of the International pension plans’ Level 3 assets for the year ended July 31, 2010 (in millions):

Equity/Fixed Income
Beginning balance at August 1, 2009	$23.1
Unrealized gains	0.3
Foreign currency exchange	(1.9)
Purchases, sales, issuances and settlements, net	0.2
Ending balance at July 31, 2010	$21.7

          Investment Policies and Strategies. For the Company’s U.S. plans, the Company uses a total return investment approach to achieve a long-term return on plan assets, with a prudent level of risk for the purpose of meeting its retirement income commitments to employees. The plan’s investments are diversified to assist in managing risk. The Company’s asset allocation guidelines target an allocation of 45 percent equity securities, 30 percent alternative investments (funds of hedge funds), 10 percent real assets (investments into funds containing commodities and real estate), 10 percent fixed income and 5 percent private equity. Within equity securities, the Company will target an allocation of 15 percent international, 15 percent equity long/short, 10 percent small cap and 5 percent large cap. These target allocation guidelines are determined in consultation with the Company’s investment consultant, and through the use of modeling the risk/return trade-offs among asset classes utilizing assumptions about expected annual return, expected volatility/standard deviation of returns and expected correlations with other asset classes. Investment policy and performance is measured and monitored on an ongoing basis by the Company’s investment committee through its use of an investment consultant and through quarterly investment portfolio reviews.

          For the Company’s non-U.S. plans, the general investment objectives are to maintain a suitably diversified portfolio of secure assets of appropriate liquidity which will generate income and capital growth to meet, together with any new contributions from members and the Company, the cost of current and future benefits.

          Estimated Contributions and Future Payments The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. As such, the Company made contributions of $11.2 million to its U.S. pension plans in Fiscal 2010. There is no minimum funding request for the Company’s U.S. plans for Fiscal 2011. The Company is currently evaluating whether or not a U.S. pension contribution will be made in Fiscal 2011. The Company made contributions of $3.8 million to its non-U.S. pension plans in Fiscal 2010 and estimates that it will contribute approximately $3.9 million in Fiscal 2011 based upon the local government prescribed funding requirements. Future estimates of the Company’s pension plan contributions may change significantly depending on the actual rate of return on plan assets, discount rates and regulatory requirements.

          Estimated future benefit payments for the Company’s U.S. and non-U.S. plans are as follows (thousands of dollars):

Fiscal Year
2011	$21,032
2012	$23,294
2013	$21,958
2014	$23,416
2015	$24,392
2016-2020	$158,567

          Postemployment and Postretirement Benefit Plans The Company provides certain postemployment and postretirement health care benefits for certain U.S. employees for a limited time after termination of employment. The Company has recorded a liability for its postretirement benefit plan in the amount of $1.6 million and $1.7 million as of July 31, 2010 and July 31, 2009, respectively. The annual cost resulting from these benefits is not material. During Fiscal 2009, union negotiations have resulted in one U.S. plant freezing the plan. This change resulted in a curtailment gain of $1.4 million. For measurement purposes, a 7.6 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for Fiscal 2010. The Company has assumed that the long-term rate of increase will decrease gradually to an ultimate annual rate of 4.5 percent. A one-percentage point increase in the health care cost trend rate would increase the Fiscal 2010 and 2009 liability by $0.1 million.

          Retirement Savings and Employee Stock Ownership Plan The Company provides a contributory employee savings plan to U.S. employees that permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. Through April 13, 2009, employee contributions of up to 25 percent of compensation were matched at a rate equaling 100 percent of the first 3 percent contributed and 50 percent of the next 2 percent contributed. The Company’s contributions under this plan are based on the level of employee contributions as well as a discretionary contribution based on performance of the Company. The Plan was amended effective April 13, 2009 to reduce Company fixed matching contributions to the Plan for exempt employees. After April 13, 2009 fixed matching contributions for exempt employees were calculated at 50 percent of up to 3 percent of compensation deferred by the participant and deposited into the Plan and 25 percent of the next 2 percent of compensation deferred by the participant and deposited to the Plan. In addition, the Company fixed matching contribution was eliminated for Company Executive Officers and Vice Presidents. Effective March 29, 2010 the Company reinstated the original matching contributions which were in effect prior to April 13, 2009, and also reinstated the Company fixed matching contribution for Company Executive Officers and Vice Presidents. Total contribution expense for these plans was $4.5 million, $5.1 million and $8.3 million for the years ended July 31, 2010, 2009 and 2008, respectively. This plan also includes shares from an Employee Stock Ownership Plan (“ESOP”). As of July 31, 2010 all shares of the ESOP have been allocated to participants. Total ESOP shares are considered to be shares outstanding for earnings per share calculations.

          Deferred Compensation and Other Benefit Plans The Company provides various deferred compensation and other benefit plans to certain executives. The deferred compensation plan allows these employees to defer the receipt of all of their bonus and other stock related compensation and up to 75 percent of their salary to future periods. Other benefit plans are provided to supplement the benefits for a select group of highly compensated individuals which are reduced because of compensation limitations set by the Internal Revenue Code. The Company has recorded a liability in the amount of $8.8 million and $10.0 million as of the year ended July 31, 2010 and July 31, 2009, respectively, related primarily to its deferred compensation plans.

NOTE G
Shareholders’ Equity

          Stock Rights On January 27, 2006 the Board of Directors of the Company approved the extension of the benefits afforded by the Company’s existing rights plan by adopting a new shareholder rights plan. Pursuant to the Rights Agreement, dated as of January 27, 2006 by and between the Company and Wells Fargo Bank, N.A., as Rights Agent, one right was issued on March 3, 2006 for each outstanding share of common stock of the Company upon the expiration of the Company’s existing rights. Each of the new rights entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, without par value, at a price of $143.00 per one one-thousandth of a share. The rights, however, will not become exercisable unless and until, among other things, any person acquires 15 percent or more of the outstanding common stock of the Company. If a person acquires 15 percent or more of the outstanding common stock of the Company (subject to certain conditions and exceptions more fully described in the Rights Agreement), each right will entitle the holder (other than the person who acquired 15 percent or more of the outstanding common stock) to purchase common stock of the Company having a market value equal to twice the exercise price of a right. The rights are redeemable under certain circumstances at $.001 per right and will expire, unless earlier redeemed, on March 2, 2016.

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

          Treasury Stock The Company believes that the share repurchase program is a way of providing return to its shareholders. The Board of Directors authorized the repurchase, at the Company’s discretion, of 8.0 million shares of common stock under the stock repurchase plan dated March 26, 2010. As of July 31, 2010, the Company had remaining authorization to repurchase 7.0 million shares under this plan. Following is a summary of treasury stock share activity for Fiscal 2010 and 2009:

	2010	2009
Balance at beginning of year	11,295,409	11,021,619
Stock repurchases	1,651,600	802,000
Net issuance upon exercise of stock options	(667,991)	(355,491)
Issuance under compensation plans	(46,197)	(99,612)
Discretionary stock paid into 401(k) plan	—	(60,122)
Other activity	(10,440)	(12,985)
Balance at end of year	12,222,381	11,295,409

NOTE H
Stock Option Plans

          Employee Incentive Plans In November 2001 shareholders approved the 2001 Master Stock Incentive Plan (the “Plan”) that replaced the 1991 Plan that expired on December 31, 2001 and provided for similar awards. The Plan extends through December 2011 and allows for the granting of nonqualified stock options, incentive stock options, restricted stock, stock appreciation rights (“SAR”), dividend equivalents, dollar-denominated awards, and other stock-based awards. Options under the Plan are granted to key employees at market price at the date of grant. Options are exercisable for up to 10 years from the date of grant. The Plan also allows for the granting of performance awards to a limited number of key executives. As administered by the Human Resources Committee of the Company’s Board of Directors, these performance awards are payable in common stock and are based on a formula which measures performance of the Company over a three-year period. Performance award expense under these plans totaled $0.5 million in Fiscal 2010. The Company recorded a net reversal of performance award expense in Fiscal 2009 of $3.1 million due to the reversal of $3.6 million of Long-Term Compensation Plan expense recognized in prior periods based upon actual and forecasted results. Performance award expense under these plans totaled $4.2 million in Fiscal 2008.

          Stock options issued from Fiscal 2000 to Fiscal 2010 become exercisable for non-executives in equal increments over three years. Stock options issued from Fiscal 2000 to Fiscal 2010 became exercisable for most executives immediately upon the date of grant. Certain other stock options issued to executives during Fiscal 2004, 2006 and

2007 become exercisable in equal increments over three years. For Fiscal 2010 the Company recorded pretax compensation expense associated with stock options of $6.9 million and recorded $2.5 million of related tax benefit.

          Stock-based employee compensation cost is recognized using the fair-value based method. The Company determined the fair value of these awards using the Black-Scholes option pricing model with the following weighted average assumptions:

	2010	2009	2008
Risk - free interest rate	< 0.01 - 3.9%	1.4 - 4.0%	2.1 - 4.2%
Expected volatility	24.4 - 32.3%	21.6 - 25.5%	15.2 - 22.4%
Expected dividend yield	1.0%	1.0%	1.0%

Expected life
Director original grants without reloads	8 years	8 years	8 years
Non - officer original grants	7 - 8 years	7 years	7 years
Officer original grants with reloads	4 years	4 years	3 years
Reload grants	<8 years	<5 years	<3 years
Officer original grants without reloads	8 years	7 years	7 years

          Reload grants are grants made to officers or directors who exercised a reloadable option during the fiscal year and made payment of the purchase price using shares of previously owned Company stock. The reload grant is for the number of shares equal to the shares used in payment of the purchase price and/or withheld for minimum tax withholding.

          Black-Scholes is a widely accepted stock option pricing model; however, the ultimate value of stock options granted will be determined by the actual lives of options granted and the actual future price levels of the Company’s common stock. The weighted average fair value for options granted during Fiscal 2010, 2009 and 2008 is $13.23, $8.56 and $10.60 per share, respectively, using the Black-Scholes pricing model.

          The following table summarizes stock option activity:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at July 31, 2009	4,998,125	$26.94
Granted	643,974	42.41
Exercised	(848,990)	20.84
Canceled	(21,297)	41.94
Outstanding at July 31, 2010	4,771,812	30.04

          The total intrinsic value of options exercised during Fiscal 2010, 2009 and 2008 was $19.5 million, $9.1 million and $26.2 million, respectively.

          Shares reserved at July 31, 2010 for outstanding options and future grants were 12,063,674. Shares reserved consist of shares available for grant plus all outstanding options. An amount is added to shares reserved each year based on shares outstanding adjusted for certain items as detailed in the Plan. The aggregate number of shares of common stock that may be issued under all awards under the Plan in any calendar year may not exceed 1.5 percent of the sum of the Company’s outstanding shares of common stock, the outstanding share equivalents, as determined by the Company in the calculation of earnings per share on a fully diluted basis, and shares held in treasury of the Company as reported for the Company’s most recent fiscal year that ends during such calendar year.

          The following table summarizes information concerning outstanding and exercisable options as of July 31, 2010:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$12 to $22	1,378,067	1.68	$17.22	1,378,067	$17.22
$22 to $32	1,273,348	3.90	30.14	1,241,128	30.10
$32 to $42	1,274,570	6.38	34.83	1,179,001	34.60
$42 and above	845,827	8.60	43.57	566,163	44.12
	4,771,812	4.75	30.04	4,364,359	29.07

          At July 31, 2010 the aggregate intrinsic value of shares outstanding and exercisable was $83.2 million and $80.3 million, respectively.

          The following table summarizes the status of options which contain vesting provisions:

	Options	Weighted Average Grant Date Fair Value
Non - vested at July 31, 2009	292,777	$10.21
Granted	289,750	14.02
Vested	(168,662)	10.25
Canceled	(6,412)	11.40
Non - vested at July 31, 2010	407,453	12.89

          The total fair value of shares vested during Fiscal 2010, 2009, and 2008 was $8.0 million, $7.9 million and $6.3 million, respectively.

          As of July 31, 2010 there was $3.1 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. This unvested cost is expected to be recognized during Fiscal 2011, Fiscal 2012 and Fiscal 2013.

NOTE I
Income Taxes

          The components of earnings before income taxes are as follows:

	2010	2009	2008
	(thousands of dollars)
Earnings before income taxes:
United States	$85,987	$69,863	$73,445
Foreign	144,189	91,562	162,718
Total	$230,176	$161,425	$236,163

          The components of the provision for income taxes are as follows:

	2010	2009	2008
	(thousands of dollars)
Income taxes:
Current
Federal	$25,455	$18,624	$27,180
State	2,206	2,444	619
Foreign	33,327	13,176	37,616
	60,988	34,244	65,415

Deferred
Federal	3,860	(3,888)	(4,712)
State	20	90	2
Foreign	(855)	(928)	3,505
	3,025	(4,726)	(1,205)
Total	$64,013	$29,518	$64,210

          The following table reconciles the U.S. statutory income tax rate with the effective income tax rate:

	2010	2009	2008
Statutory U.S. federal rate	35.0%	35.0%	35.0%
State income taxes	0.8	1.3	0.3
Foreign taxes at lower rates	(8.2)	(7.5)	(7.6)
Export, manufacturing and research credits	(0.9)	(0.5)	(0.6)
Tax on repatriation of earnings	0.1	0.7	(0.6)
Change in unrecognized tax benefits	1.2	(10.6)	0.5
Other	(0.2)	(0.1)	0.2
	27.8%	18.3%	27.2%

          The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	2010	2009
	(thousands of dollars)
Deferred tax assets:
Accrued expenses	$9,130	$8,438
Compensation and retirement plans	39,438	30,916
Tax credit and NOL carryforwards	954	1,439
Inventory reserves	8,324	10,183
Other	1,846	2,232
Deferred tax assets:	59,692	53,208
Valuation allowance	(604)	(1,053)
Net deferred tax assets	59,088	52,155
Deferred tax liabilities:
Depreciation and amortization	(30,248)	(31,593)
Other	(1,420)	(2,923)
Deferred tax liabilities	(31,668)	(34,516)
Net deferred tax asset	$27,420	$17,639

          The effective tax rate for Fiscal 2010 was 27.8 percent compared to 18.3 percent in Fiscal 2009. The increase in effective tax rate is primarily due to a decrease in discrete tax benefits. Fiscal 2009 contained $19.6 million of discrete tax benefits, which predominantly occurred in the second quarter, and primarily related to changes to uncertain tax position reserves in connection with the effective settlements of court cases and examinations in various jurisdictions covering various years. Fiscal 2010 contained $4.3 million of discrete tax benefits, primarily recorded in the second quarter, from the expiration of the statute of limitations at foreign subsidiaries and other discrete items. Without consideration of discrete items, the average underlying tax rate decreased over the prior year to 29.7 percent from 30.4 percent mainly due to the mix of earnings between tax jurisdictions.

          The Company has not provided for U.S. income taxes on additional undistributed earnings of non-U.S. subsidiaries of approximately $579.0 million. The Company currently plans to permanently reinvest these undistributed earnings overseas. If any portion were to be distributed, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings plus any available foreign tax credit carryovers. Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable.

          The Company has cumulative pre-tax loss carryforwards of $4.2 million, which exist in various international subsidiaries. If fully realized, the unexpired net operating losses may be carried forward to offset future local income tax payments of $1.0 million, at current rates of tax. Approximately 5 percent of these net operating losses expire within the next three years, while the majority of the remaining net operating loss carryforwards expire more than 5 years out or have no statutory expiration under current local laws. However, as it is more-likely-than-not that certain of these losses will not be realized, a valuation allowance of $0.6 million exists as of July 31, 2010.

          The Company maintains a reserve for uncertain tax benefits. The accounting standard defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that in the Company’s judgment is greater than 50 percent likely to be realized. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2010	2009	2008
	(thousands of dollars)
Gross unrecognized tax benefits at beginning of fiscal year	$16,928	$32,002	$28,209
Additions for tax positions of the current year	3,122	3,527	8,221
Additions for tax positions of prior years	470	772	2,322
Reductions for tax positions of prior years	(179)	(8,258)	(540)
Settlements	—	(10,092)	—
Reductions due to lapse of applicable statue of limitations	(1,347)	(1,023)	(6,210)
Gross unrecognized tax benefits at end of fiscal year	$18,994	$16,928	$32,002

          The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the fiscal year ended July 31, 2010, the Company recognized interest expense, net of tax benefit, of approximately $0.5 million. At July 31, 2010 and July 31, 2009, accrued interest and penalties on a gross basis were $2.5 million and $1.8 million, respectively.

          The Company’s uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. The following tax years, in addition to the current year, remain subject to examination, at least for certain issues, by the major tax jurisdictions indicated:

Major Jurisdictions	Open Tax Years
Belgium	2005 through 2009
China	2000 through 2009
France	2007 through 2009
Germany	2004 through 2009
Italy	2003 through 2009
Japan	2009
Mexico	2005 through 2009
Thailand	2005 through 2009
United Kingdom	2009
United States	2007 through 2009

          If the Company were to prevail on all unrecognized tax benefits recorded, substantially all of the unrecognized tax benefits would benefit the effective tax rate. With an average statute of limitations of about 5 years, up to $3.2 million of the unrecognized tax benefits could potentially expire in the next 12 month period, unless extended by audit. It is reasonably possible that an additional reduction in unrecognized tax benefits may occur within the fiscal year due to settlement of several worldwide tax disputes; however, quantification of an estimated range and timing cannot be made at this time.

NOTE J
Segment Reporting

          Consistent with FASB guidance related to segment reporting, the Company identified two reportable segments: Engine Products and Industrial Products. Segment selection was based on the internal organizational structure, management of operations and performance evaluation by management and the Company’s Board of Directors.

          The Engine Products segment sells to OEMs in the construction, mining, agriculture, aerospace, defense and truck markets and to independent distributors, OEM dealer networks, private label accounts and large equipment fleets. Products include air filtration systems, exhaust and emissions systems, liquid filtration systems, and replacement filters.

          The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines, and OEMs and end-users requiring clean air and liquids. Products include dust, fume and mist collectors, compressed air purification systems, liquid filtration systems, air filtration systems for gas turbines, PTFE membranes and laminates, and specialized air filtration systems for diverse applications including computer hard disk drives.

          Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments and interest income and expense. Assets included in Corporate and Unallocated principally are cash and cash equivalents, inventory reserves, certain prepaids, certain investments, other assets, and assets allocated to general corporate purposes.

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

          Segment detail is summarized as follows:

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company
	(thousands of dollars)
2010
Net sales	$1,094,371	$782,693	$—	$1,877,064
Depreciation and amortization	32,630	21,738	4,864	59,232
Equity earnings in unconsolidated affiliates	1,859	160	—	2,019
Earnings before income taxes	150,473	96,444	(16,741)	230,176
Assets	674,587	504,867	320,052	1,499,506
Equity investments in unconsolidated affiliates	14,860	625	—	15,485
Capital expenditures, net of acquired businesses	23,770	15,835	3,544	43,149
2009
Net sales	$1,001,961	$866,668	$—	$1,868,629
Depreciation and amortization	31,517	21,156	5,924	58,597
Equity earnings in unconsolidated affiliates	2,172	94	—	2,266
Earnings before income taxes	83,797	89,526	(11,898)	161,425
Assets	610,341	495,228	228,427	1,333,996
Equity investments in unconsolidated affiliates	15,474	517	—	15,991
Capital expenditures, net of acquired businesses	24,785	16,637	4,658	46,080
2008
Net sales	$1,229,171	$1,003,350	$—	$2,232,521
Depreciation and amortization	27,386	19,314	10,032	56,732
Equity earnings in unconsolidated affiliates	1,876	34	—	1,910
Earnings before income taxes	158,931	102,420	(25,188)	236,163
Assets	628,444	590,273	329,905	1,548,622
Equity investments in unconsolidated affiliates	15,190	506	—	15,696
Capital expenditures, net of acquired businesses	34,830	24,564	12,758	72,152

          Following are net sales by product within the Engine Products segment and Industrial Products segment:

	2010	2009	2008
	(thousands of dollars)
Engine Products segment:
Off-Road Products	$222,329	$243,691	$361,143
Aerospace and Defense Products	111,977	119,094	87,538
On-Road Products	81,874	71,958	123,146
Aftermarket Products*	660,263	536,122	631,432
Retrofit Emissions Products	17,928	31,096	25,912
Total Engine Products segment	1,094,371	1,001,961	1,229,171

Industrial Products segment:
Industrial Filtration Solutions Products	454,653	503,611	600,526
Gas Turbine Products	150,131	206,760	213,138
Special Applications Products	177,909	156,297	189,686
Total Industrial Products segment	782,693	866,668	1,003,350

Total Company	$1,877,064	$1,868,629	$2,232,521

*	Includes replacement part sales to the Company’s OEM Customers.

          Geographic sales by origination and property, plant and equipment:

	Net Sales	Property, Plant & Equipment - Net
	(thousands of dollars)
2010
United States	$745,400	$139,717
Europe	545,803	122,646
Asia - Pacific	460,470	72,950
Other	125,391	30,579
Total	$1,877,064	$365,892

2009
United States	$778,979	$141,052
Europe	567,117	138,350
Asia - Pacific	419,423	71,686
Other	103,110	29,980
Total	$1,868,629	$381,068

2008
United States	$888,658	$144,429
Europe	766,797	166,195
Asia - Pacific	471,275	65,829
Other	105,791	38,706
Total	$2,232,521	$415,159

          Concentrations There were no Customers over 10 percent of net sales during Fiscal 2010 and 2009. Sales to one Customer accounted for 10 percent of net sales in Fiscal 2008. There were no Customers over 10 percent of gross accounts receivable in Fiscal 2010, 2009, and 2008.

NOTE K
Commitments and Contingencies

          The Company and Caterpillar Inc. equally own the shares of Advanced Filtration Systems Inc. (AFSI), an unconsolidated joint venture, and guarantee certain debt of the joint venture. As of July 31, 2010, the joint venture had $25.2 million of outstanding debt, of which the Company guarantees half. In addition, during Fiscal 2010, 2009 and 2008, the Company recorded its equity in earnings of this equity method investment of $0.4 million, $1.0 million and $0.6 million and royalty income of $5.4 million, $5.1 million and $5.4 million, respectively, related to AFSI.

          The Company provides for warranties on certain products. In addition, the Company may incur specific Customer warranty issues. Following is a reconciliation of warranty reserves (in thousands of dollars):

Balance at August 1, 2008	$11,523
Accruals for warranties issued during the reporting period	2,942
Accruals related to pre - existing warranties (including changes in estimates)	(2,141)
Less settlements made during the period	(3,109)
Balance at July 31, 2009	$9,215
Accruals for warranties issued during the reporting period	12,389
Accruals related to pre - existing warranties (including changes in estimates)	(1,244)
Less settlements made during the period	(4,653)
Balance at July 31, 2010	$15,707

          During Fiscal 2010, the Company increased warranty accruals due to a specific warranty matter in our Retrofit Emissions Products group. We recorded an expense of $6.2 million for this matter in Fiscal 2010.

          At July 31, 2010 and 2009, the Company had a contingent liability for standby letters of credit totaling $20.0 million, which have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of a specified bond financing agreement and insurance contract terms as detailed in each letter of credit. At July 31, 2010 and 2009, there were no amounts drawn upon these letters of credit.

          The Company records provisions with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter. The Company believes the recorded reserves in its consolidated financial statements are adequate in light of the probable and estimable outcomes. The recorded liabilities were not material to the Company’s financial position, results of operation or liquidity and the Company does not believe that any of the currently identified claims or litigation will materially affect its financial position, results of operation or liquidity.

          On March 31, 2008 S&E Quick Lube, a filter distributor, filed a lawsuit in U.S. District Court for the District of Connecticut alleging that twelve filter manufacturers, including the Company, engaged in a conspiracy to fix prices, rig bids, and allocate U.S. Customers for aftermarket automotive filters. This lawsuit seeks various remedies including injunctive relief and monetary damages of an unspecified amount and is a purported class action on behalf of direct purchasers of automotive aftermarket filters from the defendants. Parallel purported class actions, including on behalf of a variety of direct and indirect purchasers of aftermarket filters, have been filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. The U.S. cases have been consolidated into a single multi-district litigation in the Northern District of Illinois. In addition, on April 16, 2009 the Attorney General of the State of Florida filed a complaint in the U.S. District Court for the Northern District of Illinois based on these same allegations. The Company will vigorously defend the claims raised in these lawsuits. The Company understands that the Antitrust Division of the Department of Justice (“DOJ”) was investigating the allegations raised in these suits and issued subpoenas in connection with that investigation. The Company was not contacted by the DOJ in connection with the DOJ investigation, but public reports indicate that the DOJ officially closed that investigation in January 2010. In June 2010, the United States gave notice of its election to decline intervention in a qui tam action entitled United States of America, ex rel. William G. Burch v. Champion Laboratories, Inc. et al., which had been filed under seal in December 2009 in the United States District Court for the Northern District of Oklahoma. After that notice, the matter no longer remained under seal. In August 2010, the County of Suffolk, New York, filed a purported class action entitled County of Suffolk, New York, v. Champion Laboratories, et al., in the United States District Court for the Eastern District of New York. Both the Burch qui tam action and the Suffolk action contain allegations similar to those made in the multi-district litigation already pending in the Northern District of Illinois. As of September 1, 2010, the Company has not been served with a complaint in either action. The Company denies any liability in either action and intends to vigorously defend the claims raised in these lawsuits. In June 2010, the Attorney General of the State of Washington served the Company with a Civil Investigative Demand inquiring into the same issues as those raised in the complaint filed by the State of Florida. The Company is cooperating with the Washington investigation but has denied any wrongdoing.

          On May 19, 2010, the Air Resources Board for the State of California (“ARB”) revoked its verification of the Company’s DFM Diesel Multi-Stage Filter System (“DMF”) for use with on-road diesel engines, which verification was issued on December 16, 2005. Under the ARB revocation, as of May 17, 2010, the DMF system may not be sold, installed or offered for sale as an ARB verified system. The Company issued a product bulletin for its DMF product on February 8, 2010 and subsequently submitted a proposal to ARB to address a failure mode that can occur when an engine is not operating in compliance with the requirements for engine performance and temperature. On July 28, 2010, ARB issued its approval for the Company’s service campaign. The Company is currently working with the Environmental Protection Agency (“EPA”) regarding its service campaign for sales outside California as well as EPA verification for the DMF.

          In addition, ARB has notified the Company by letter, that it may seek fines and penalties in connection with the sales of the DMF product. The Company denies that any sales were made in California without ARB verification. Donaldson is not currently selling any DMF product and is evaluating and working with both ARB and the United States Environmental Protection Agency to obtain the necessary approvals for the DMF product. At the present time, we do not anticipate a material adverse impact to our results of operations or financial position due to the issues related to the DMF product.

NOTE L
Restructuring

          The following is a reconciliation of restructuring reserves (in thousands of dollars):

Balance at July 31, 2008	$—
Accruals for restructuring during the reporting period	17,755
Less settlements made during the period	(13,915)
Balance at July 31, 2009	$3,840
Accruals for restructuring during the reporting period	10,165
Less settlements made during the period	(9,866)
Balance at July 31, 2010	$4,139

          Certain restructuring actions commenced in Fiscal 2009 in response to the dramatic downturn in the worldwide economy and these actions and related costs carried over into Fiscal 2010. In Fiscal 2010, the Engine Products segment and Industrial Products segment incurred $1.9 million and $8.3 million, respectively. In Fiscal 2009, Engine Products segment, Industrial Products segment, and Corporate and Unallocated incurred $7.2 million, $10.1 million and $0.5 million, respectively. In addition to the restructuring charges discussed above, we also incurred asset impairment charges of $2.1 related to a downsizing at a plant in Germany. The Company expects to settle its remaining liability during Fiscal 2011.

          Restructuring expense detail is summarized as follows (in thousands):

	Fiscal Year
	2010	2009
Gross Margin	$7,488	$10,109
Operating expenses	2,677	7,646
Total restructuring expenses	$10,165	$17,755

NOTE M
Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
2010
Net sales	$428,080	$436,122	$497,619	$515,243
Gross margin	148,400	145,947	177,371	187,030
Net earnings	34,569	30,966	49,458	51,170
Basic earnings per share	0.44	0.40	0.64	0.66
Diluted earnings per share	0.44	0.39	0.62	0.65
Dividends declared per share	—	0.115	0.120	0.245
Dividends paid per share	0.115	0.115	0.120	0.120

2009
Net sales	$573,260	$460,601	$413,447	$421,321
Gross margin	186,703	134,012	130,782	138,209
Net earnings	47,962	33,793	26,598	23,554
Basic earnings per share	0.62	0.43	0.34	0.30
Diluted earnings per share	0.60	0.43	0.34	0.30
Dividends declared per share	—	0.230	—	0.230
Dividends paid per share	0.110	0.115	0.115	0.115

          The quarters ended October 31, 2009, January 31, 2010, April 30, 2010, and July 31, 2010, include restructuring charges after-tax of $0.9 million or $0.01 per share, $3.6 million or $0.05 per share, $2.7 million or $0.03 per share, and less than $0.1 million, respectively. The quarters ended January 31, 2009, April 30, 2009, and July 31, 2009, include restructuring charges after-tax of $2.9 million or $0.04 per share, $4.7 million or $0.06 per share, and $4.5 million or $0.05 per share, respectively.

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

Changes in Internal Control over Financial Reporting

          No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with such evaluation during the fiscal quarter ended July 31, 2010, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

          See Management’s Report on Internal Control over Financial Reporting under Item 8 on page 25.

Report of Independent Registered Public Accounting Firm

          See Report of Independent Registered Public Accounting Firm under Item 8 on page 26.

Item 9B. Other Information

          None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

          The information under the captions “Item 1: Election of Directors”; “Director Selection Process,” “Audit Committee,” “Audit Committee Expertise; Complaint-Handling Procedures,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2010 Proxy Statement is incorporated herein by reference. Information on the Executive Officers of the Company is found under the caption “Executive Officers of the Registrant” on page 6 of this Annual Report on Form 10-K.

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

Item 11. Executive Compensation

          The information under the captions “Compensation Committee Report,” “Executive Compensation,” “Compensation Risk Analysis” and “Director Compensation” of the 2010 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information under the captions “Security Ownership” and “Equity Compensation Plan Information” of the 2010 Proxy Statement is incorporated herein by reference.

          The following table sets forth information as of July 31, 2010 regarding the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted - average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1980 Master Stock Compensation Plan:
Stock Options	—	—	—
Deferred Stock Gain Plan	48,467	$13.5635	—

1991 Master Stock Compensation Plan:
Stock Options	700,086	$18.2171	—
Deferred Stock Option Gain Plan	363,473	$33.5041	—
Deferred LTC/Restricted Stock	145,220	$22.1041	—

2001 Master Stock Incentive Plan:
Stock Options	3,494,982	$32.2188	See Note 1
Deferred Stock Option Gain Plan	1,818	$44.4784
Deferred LTC/Restricted Stock	154,273	$30.7998	See Note 1
Long Term Compensation	28,698	$38.0100	See Note 1
Subtotal for plans approved by security holders	4,937,017	$29.8411

Equity compensation plans not approved by security holders:
Non qualified Stock Option Program for Non - Employee Directors	576,744	$31.2181	See Note 2
ESOP Restoration	28,332	$12.6190	See Note 3
Subtotal for plans not approved by security holders	605,076	30.3472
Total	5,542,093	29.8964

          Note 1: Shares authorized for issuance during the 10-year term are limited in each plan year to 1.5% of the Company’s “outstanding shares” (as defined in the 2001 Master Stock Incentive Plan).

          Note 2: The stock option program for non-employee directors (filed as exhibit 10-N to the Company’s 1998 Form 10-K report) provides for each non-employee director to receive annual option grants of 7,200 shares. The 2001 Master Stock Incentive Plan, which was approved by the Company’s stockholders on November 16, 2001 also provides for the issuance of stock options to non-employee directors.

          Note 3: The Company has a non-qualified ESOP Restoration Plan established on August 1, 1990 (filed as exhibit 10-E to the Company’s Form 10-Q for the quarter ended January 31, 1998), to supplement the benefits for executive employees under the Company’s Employee Stock Ownership Plan that would otherwise be reduced because of the compensation limitations under the Internal Revenue Code. The ESOP’s 10-year term was completed on July 31, 1997 and the only ongoing benefits under the ESOP Restoration Plan are the accrual of dividend equivalent rights to the participants in the Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

          The information under the captions “Policy and Procedures Regarding Transactions with Related Persons” and “Board Oversight and Director Independence” of the 2010 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

          The information under the caption “Information Regarding the Independent Registered Public Accounting Firm” of the 2010 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

          Documents filed with this report:

(1)	Financial Statements

Consolidated Statements of Earnings — years ended July 31, 2010, 2009 and 2008

Consolidated Balance Sheets — July 31, 2010 and 2009

Consolidated Statements of Cash Flows — years ended July 31, 2010, 2009 and 2008

Consolidated Statements of Changes in Shareholders’ Equity — years ended July 31, 2010, 2009 and 2008

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

DONALDSON COMPANY, INC.

Date:	September 24, 2010	By: /s/ William M. Cook

William M. Cook
Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 24, 2010.

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
Ajita G. Rajendra

*	Director
John P. Wiehoff

*By: /s/ Norman C. Linnell
Norman C. Linnell
As attorney-in-fact

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

DONALDSON COMPANY, INC. AND SUBSIDIARIES
(thousands of dollars)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (A)	Deductions (B)	Balance at End of Period
Year ended July 31, 2010:
Allowance for doubtful accounts deducted from accounts receivable	$7,387	$1,063	$(293)	$(1,842)	$6,315

Year ended July 31, 2009:
Allowance for doubtful accounts deducted from accounts receivable	$7,509	$1,240	$(534)	$(828)	$7,387

Year ended July 31, 2008:
Allowance for doubtful accounts deducted from accounts receivable	$6,768	$1,126	$537	$(922)	$7,509

Note A - Allowance for doubtful accounts foreign currency translation losses (gains) recorded directly to equity.

Note B - Bad debts charged to allowance, net of reserves and changes in estimates.

EXHIBIT INDEX
ANNUAL REPORT ON FORM 10-K

3-A	—	Restated Certificate of Incorporation of Registrant as currently in effect

* 3-B	—

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

*10-A	—	Officer Annual Cash Incentive Plan (Filed as Exhibit 10-A to 2006 Form 10-K Report)***

*10-B	—	1980 Master Stock Compensation Plan as Amended (Filed as Exhibit 10-A to Form 10-Q Report filed for the first quarter ended October 31, 2008)***

*10-C	—	Form of Performance Award Agreement under 1991 Master Stock Compensation Plan (Filed as Exhibit 10-B to Form 10-Q Report filed for the first quarter ended October 31, 2008)***

*10-D	—	ESOP Restoration Plan (2003 Restatement) (Filed as Exhibit 10-D to 2009 Form 10-K Report)***

*10-E	—	Deferred Compensation Plan for Non-employee Directors as amended (Filed as Exhibit 10-C to Form 10-Q Report filed for the first quarter ended October 31, 2008)***

*10-F	—	Independent Director Retirement and Benefit Plan as amended (Filed as Exhibit 10-D to Form 10-Q Report filed for the first quarter ended October 31, 2008)***

*10-G	—	Excess Pension Plan (2003 Restatement) (Filed as Exhibit 10-G to 2009 Form 10-K Report)***

*10-H	—	Supplementary Executive Retirement Plan (2003 Restatement) (Filed as Exhibit 10-H to 2009 Form 10-K Report)***

*10-I	—	1991 Master Stock Compensation Plan as amended (Filed as Exhibit 10-E to Form 10-Q Report filed for the first quarter ended October 31, 2008)***

*10-J	—	Form of Restricted Stock Award under 1991 Master Stock Compensation Plan (Filed as Exhibit 10-F to Form 10-Q Report filed for the first quarter ended October 31, 2008)***

*10-K	—	Form of Agreement to Defer Compensation for certain Executive Officers (Filed as Exhibit 10-G to Form 10-Q Report filed for the first quarter ended October 31, 2008)***

*10-L	—	Stock Option Program for Non-employee Directors (Filed as Exhibit 10-H to Form 10-Q Report filed for the first quarter ended October 31, 2008)***

*10-M	—

Note Purchase Agreement among Donaldson Company, Inc. and certain listed Insurance Companies Dated as of July 15, 1998 (Filed as Exhibit 10-I to Form 10-Q Report filed for the first quarter ended October 31, 2008)

10-N	—	Second Supplement and First Amendment to Note Purchase Agreement among Donaldson Company, Inc. and certain listed Insurance Companies dated as of September 30, 2004

*10-O	—	2001 Master Stock Incentive Plan (Filed as Exhibit 10-O to 2009 Form 10-K Report)***

10-P	—	Form of Officer Stock Option Award Agreement under the 2001 Master Stock Incentive Plan ***

10-Q	—	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the 2001 Master Stock Incentive Plan ***

10-R	—	Agreement dated August 29, 2005, by and between Donaldson Company, Inc. and William G. Van Dyke ***

*10-S	—	Restated Compensation Plan for Non-Employee Directors dated July 28, 2006 (Filed as Exhibit 99.1 to Form 8-K Report filed August 4, 2006)***

*10-T	—	Restated Long-Term Compensation Plan dated May 23, 2006 (Filed as Exhibit 99.2 to Form 8-K Report filed August 4, 2006)***

*10-U	—	Qualified Performance-Based Compensation Plan (Filed as Exhibit 10-DD to 2006 Form 10-K Report)***

*10-V	—	Deferred Compensation and 401(k) Excess Plan (2005 Restatement) (Filed as Exhibit 10-EE to 2006 Form 10-K Report)***

*10-W	—	Deferred Stock Option Gain Plan (2005 Restatement) (Filed as Exhibit 10-FF to 2006 Form 10-K Report)***

*10-X	—	Excess Pension Plan (2005 Restatement) (Filed as Exhibit 10-GG to 2006 Form 10-K Report)***

*10-Y	—	Supplemental Executive Retirement Plan (2005 Restatement) (Filed as Exhibit 10-HH to 2006 Form 10-K Report)***

*10-Z	—	Form of Management Severance Agreement for Executive Officers (Filed as Exhibit 10-A to Form 10-Q Report for the Third Quarter ended April 30, 2008)***

11	—	Computation of net earnings per share (See “Earnings Per Share” in “Summary of Significant Accounting Policies” in Note A in the Notes to Consolidated Financial Statements on page 31)

21	—	Subsidiaries

23	—	Consent of PricewaterhouseCoopers LLP

24	—	Powers of Attorney

31-A	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibit has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference as an exhibit.

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