Form 10-Q
period 2010-10-31
DONALDSON CO INC
filed 2010-12-08
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2010 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.

Commission File Number 1-7891

DONALDSON COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1400 West 94th Street
Minneapolis, Minnesota 55431
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (952) 887-3131

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $5 Par Value – 76,468,277 shares as of October 31, 2010.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended October 31,
	2010	2009
Net sales	$536,909	$428,080
Cost of sales	348,819	279,680
Gross margin	188,090	148,400
Operating expenses	113,587	95,956
Operating income, net	74,503	52,444
Interest expense	3,653	2,950
Other income, net	(1,107)	(520)
Earnings before income taxes	71,957	50,014
Income taxes	18,823	15,445
Net earnings	$53,134	$34,569
Weighted average shares - basic	77,169,260	78,046,174
Weighted average shares - diluted	78,484,455	79,295,101
Net earnings per share - basic	$0.69	$0.44
Net earnings per share - diluted	$0.68	$0.44
Dividends paid per share	$0.125	$0.115

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share amounts)
(Unaudited)

	October 31, 2010	July 31, 2010
Assets
Current assets
Cash and cash equivalents	$267,601	$232,000
Accounts receivable, less allowance of $6,441 and $6,315	380,131	358,917
Inventories	223,046	203,631
Prepaids and other current assets	66,672	65,667
Total current assets	$937,450	$860,215
Property, plant and equipment, at cost	906,585	876,758
Less accumulated depreciation	(532,278)	(510,866)
Property, plant and equipment, net	374,307	365,892
Goodwill	168,861	165,315
Intangible assets, net	57,574	58,292
Other assets	52,294	49,792
Total assets	$1,590,486	$1,499,506

Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings	$33,072	$50,000
Current maturities of long-term debt	2,116	5,536
Trade accounts payable	181,238	165,907
Other current liabilities	171,379	167,813
Total current liabilities	387,805	389,256
Long-term debt	257,183	256,192
Deferred income taxes	7,154	7,076
Other long-term liabilities	101,723	100,349
Total liabilities	753,865	752,873
Shareholders’ equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 120,000,000 shares authorized, 88,643,194 shares issued	443,216	443,216
Retained earnings	793,920	744,247
Stock compensation plans	23,493	22,326
Accumulated other comprehensive loss	(5,110)	(40,486)
Treasury stock at cost, 12,079,209 and 12,222,381 shares at October 31, 2010 and July 31, 2010, respectively	(418,898)	(422,670)
Total shareholders’ equity	836,621	746,633
Total liabilities and shareholders’ equity	$1,590,486	$1,499,506

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)
(Unaudited)

	Three Months Ended October 31,
	2010	2009
Operating Activities
Net earnings	$53,134	$34,569
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,918	15,173
Changes in operating assets and liabilities	1,220	21,078
Tax benefit of equity plans	(2,933)	(498)
Stock compensation plan expense	1,461	737
Deferred taxes	(6,639)	(999)
Other, net	1,602	—
Net cash provided by operating activities	62,763	70,060

Investing Activities
Net expenditures on property and equipment	(10,048)	(7,741)
Acquisitions, investments and divestitures, net	—	(250)
Net cash used in investing activities	(10,048)	(7,991)

Financing Activities
Purchase of treasury stock	(6,491)	(7,379)
Proceeds from settlement of interest rate swap	4,710	—
Repayments of long-term debt	(5,154)	(5,125)
Change in short-term borrowings	(16,747)	(555)
Dividends paid	(9,553)	(8,896)
Tax benefit of equity plans	2,933	498
Exercise of stock options	3,950	882
Net cash used in financing activities	(26,352)	(20,575)
Effect of exchange rate changes on cash	9,238	3,008
Increase in cash and cash equivalents	35,601	44,502
Cash and cash equivalents, beginning of year	232,000	143,687
Cash and cash equivalents, end of period	$267,601	$188,189

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three month period ended October 31, 2010 are not necessarily indicative of the results that may be expected for future periods. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2010.

Note B – Inventories

          The components of inventory as of October 31, 2010 and July 31, 2010 are as follows (thousands of dollars):

	October 31, 2010	July 31, 2010
Materials	$82,360	$79,371
Work in process	27,112	23,163
Finished products	113,574	101,097
Total inventories	$223,046	$203,631

Note C – Accounting for Stock-Based Compensation

          Stock-based employee compensation cost is recognized using the fair-value based method for all awards. The Company determined the fair value of its option awards using the Black-Scholes option pricing model. All options granted in the first quarter of Fiscal 2011 were reload options, which generally have a shorter contractual life. A reload stock option is granted for the number of shares tendered as payment for the exercise price and tax withholding obligation upon the exercise of a stock option with a reload provision. The option price of the reload option is equal to the market price of the stock on the date of exercise and will expire on the same date as the original option which was exercised. The following assumptions were used to value the options: range of 68 days to 4 years expected life; expected volatility range of 29.9 percent to 34.4 percent; risk-free interest rate range of 0.13 percent to 1.1 percent and annual dividend yield of 1.0 percent. The expected life selected for options granted during the period represents the period of time that the options are expected to be outstanding based on the contractual life and historical data of option holder exercise and termination behavior. Expected volatilities are based upon historical volatility of the Company’s stock over a period at least equal to the expected life of each option grant. Option grants are priced at the fair market value of the Company’s stock on the date of grant. The weighted average fair value for options granted during the three months ended October 31, 2010 and 2009 was $6.85 per share and $10.06 per share, respectively. For the three months ended October 31, 2010 the Company recorded pretax compensation expense associated with stock options of $0.8 million and recorded $0.3 million of related tax benefit. For the three months ended October 31, 2009 the Company recorded pretax compensation expense associated with stock options of $0.3 million and recorded $0.1 million of related tax benefit.

          The following table summarizes stock option activity during the three months ended October 31, 2010:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at July 31, 2010	4,771,812	$30.04
Granted	48,796	46.88
Exercised	(405,555)	20.47
Canceled	(2,000)	40.89
Outstanding at October 31, 2010	4,413,053	31.10

          The total intrinsic value of options exercised during the three months ended October 31, 2010 and 2009 was $10.8 million and $1.7 million, respectively.

          The following table summarizes information concerning outstanding and exercisable options as of October 31, 2010:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$12 to $22	1,050,276	1.63	$17.65	1,050,276	$17.65
$22 to $32	1,245,509	3.66	30.16	1,213,289	30.12
$32 to $42	1,269,552	6.12	34.83	1,181,276	34.60
$42 and above	847,716	8.35	43.59	570,052	44.15
	4,413,053	4.79	31.10	4,014,893	30.16

          At October 31, 2010 the aggregate intrinsic value of options outstanding and exercisable was $77.8 million and $74.5 million, respectively.

          As of October 31, 2010 there was $2.6 million of total unrecognized compensation cost related to non-vested stock options granted under the 2001 Master Stock Incentive Plan. This unvested cost is expected to be recognized during the remainder of Fiscal Years 2011, 2012 and 2013.

Note D – Net Earnings Per Share

          The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common equivalent shares relating to stock options and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods. For the three months ended October 31, 2010 there were 188,536 options excluded from the diluted net earnings per share calculation. For the three months ended October 31, 2009 there were 425,104 options excluded from the diluted net earnings per share calculation.

          The following table presents information necessary to calculate basic and diluted net earnings per common share (thousands, except per share amounts):

	Three Months Ended October 31,
	2010	2009
Weighted average shares - basic	77,169	78,046
Common share equivalents	1,315	1,249
Weighted average shares - diluted	78,484	79,295
Net earnings for basic and diluted earnings per share computation	$53,134	$34,569
Net earnings per share - basic	$0.69	$0.44
Net earnings per share - diluted	$0.68	$0.44

Note E – Shareholders’ Equity

          The Company reports accumulated other comprehensive loss as a separate item in the shareholders’ equity section of the balance sheet.

          Total comprehensive income and its components are as follows (thousands of dollars):

	Three Months Ended October 31,
	2010	2009
Net earnings	$53,134	$34,569
Foreign currency translation gain	35,772	15,281
Net gain (loss) on hedging derivatives, net of deferred taxes	(255)	117
Pension and postretirement liability adjustment, net of deferred taxes	(141)	570
Total comprehensive income	$88,510	$50,537

          Total accumulated other comprehensive loss (OCL) and its components at October 31, 2010 and July 31, 2010 are as follows (thousands of dollars):

	October 31, 2010	July 31, 2010
Foreign currency translation adjustment	$94,966	$59,194
Net gain (loss) on hedging derivatives, net of deferred taxes	(717)	(462)
Pension and postretirement liability, net of deferred taxes	(99,359)	(99,218)
Total accumulated other comprehensive loss	$(5,110)	$(40,486)

          The Company’s Board of Directors authorized the repurchase of 8.0 million shares of common stock under the stock repurchase plan dated March 26, 2010. During the three months ended October 31, 2010 the Company repurchased 149,994 shares for $6.5 million at an average price of $43.27 per share. As of October 31, 2010 the Company had remaining authorization to repurchase up to 6.8 million shares pursuant to the current authorization.

          On November 19, 2010, the Company’s Board of Directors declared a cash dividend in the amount of $0.13 per common share payable to stockholders of record on December 6, 2010. The dividend will be paid on December 17, 2010.

Note F – Segment Reporting

          The Company has two reportable segments, Engine Products and Industrial Products, that have been identified based on the Company’s internal organization structure, management of operations, and performance evaluation. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments and interest income and expense. The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report the operating profit and other financial information shown below. Segment detail and reclassification adjustments are summarized as follows (thousands of dollars):

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company
Three Months Ended October 31, 2010:
Net sales	$333,769	$203,140	$—	$536,909
Earnings before income taxes	48,451	30,035	(6,529)	71,957
Assets	750,951	461,321	378,214	1,590,486

Three Months Ended October 31, 2009:
Net sales	$251,326	$176,754	$—	$428,080
Earnings before income taxes	32,042	21,194	(3,222)	50,014
Assets	653,753	476,672	255,903	1,386,328

          For the three months ended October 31, 2009, sales reflect the reclassification of $7,354, earnings before income taxes reflect a reclassification of $1,142, and assets reflect a reclassification of $27,460 as a result of an internal reorganization of Industrial Hydraulics from Industrial Products to Engine Products, which became effective August 1, 2010.

          The Engine Products segment did not incur any restructuring charges for the three months ended October 31, 2010, but did incur $0.9 million for the three months ended October 31, 2009. The Industrial Products segments incurred $0.7 million and $0.4 million of restructuring charges for the three months ended October 31, 2010 and 2009, respectively.

          There were no Customers over 10 percent of net sales for the three months ended October 31, 2010 and 2009. There were no Customers over 10 percent of gross accounts receivable as of October 31, 2010 and 2009.

Note G – Goodwill and Other Intangible Assets

          Goodwill is assessed for impairment between annual assessments whenever events or circumstances make it more likely than not that an impairment may have occurred. The Company’s most recent annual impairment assessment for goodwill was completed during the third quarter of Fiscal 2010. The results of this assessment showed that the fair values of the reporting units to which goodwill is assigned continue to substantially exceed the book values of the respective reporting units, resulting in no goodwill impairment. As of August 1, 2010, as a result of an internal reorganization, the Company transferred Industrial Hydraulics, a component of its Industrial Filtration Solutions Products within the Industrial Products segment to Aftermarkets Products within the Engine Products segment, along with the goodwill associated with this component. Following is a reconciliation of goodwill for the three months ending October 31, 2010 (thousands of dollars):

	Engine Products	Industrial Products	Total Goodwill
Balance as of July 31, 2010	$60,914	$104,401	$165,315
Goodwill reclassified	11,258	(11,258)	—
Foreign exchange translation	493	3,053	3,546
Balance as of October 31, 2010	$72,665	$96,196	$168,861

          As of October 31, 2010 other intangible assets were $57.6 million, a $0.7 million decrease from the balance of $58.3 million at July 31, 2010. The decrease in other intangible assets is due to amortization of existing assets of $1.4 million which was offset by $0.7 million increase due to foreign exchange translation. There were no intangible asset additions during the three months ended October 31, 2010.

Note H – Guarantees

          The Company and Caterpillar Inc. equally own the shares of Advanced Filtration Systems Inc. (AFSI), an unconsolidated joint venture, and guarantee certain debt of the joint venture. As of October 31, 2010 the joint venture had $25.5 million of outstanding debt of which the Company guarantees half. For the three months ended October 31, 2010 the Company recorded $0.2 million of earnings for this equity method investment. The Company did not have any material earnings for this equity method investment during the three months ended October 31, 2009. During the three months ended October 31, 2010 and 2009 the Company also recorded royalty income of $1.7 million and $1.2 million, respectively, related to AFSI.

          At October 31, 2010 the Company had a contingent liability for standby letters of credit totaling $20.0 million that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of a specified bond financing agreement and insurance contract terms as detailed in each letter of credit. At October 31, 2010 there were no amounts drawn upon these letters of credit.

Note I – Warranty

          The Company estimates warranty costs using standard quantitative measures based on historical warranty claim experience and evaluation of specific Customer warranty issues. Following is a reconciliation of warranty reserves for the three months ended October 31, 2010 and 2009 (thousands of dollars):

	October 31,
	2010	2009
Beginning balance	$15,707	$9,215
Accruals for warranties issued during the reporting period	2,443	477
Accruals related to pre - existing warranties (including changes in estimates)	2,170	(230)
Less settlements made during the period	(988)	(440)
Ending balance	$19,332	$9,022

          The increase in warranty accruals in the quarter is primarily due to a specific warranty matter in the Company’s Retrofit Emissions Products group. An expense of $1.5 million was recorded, net of supplier recoveries, for this matter during the three months ended October 31, 2010.

Note J – Employee Benefit Plans

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

          Net periodic pension costs for the Company’s pension plans include the following components (thousands of dollars):

	Three Months Ended October 31,
	2010	2009
	(thousands of dollars)
Net periodic cost:
Service cost	$3,972	$3,318
Interest cost	4,810	4,922
Expected return on assets	(6,840)	(7,156)
Transition amount amortization	54	60
Prior service cost amortization	116	74
Actuarial loss amortization	810	732
Net periodic benefit cost	$2,922	$1,950

          The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. For the three months ended October 31, 2010 the Company made contributions of $0.6 million to its non-U.S. pension plans. The Company has not made any contributions to its U.S. pension plans during the current quarter. The Company does not have any minimum contribution requirements for its U.S. plans but is considering making a voluntary contribution in the current fiscal year of up to $30.0 million. The Company estimates that it will contribute up to an additional $3.3 million to its non-U.S. pension plans during the remainder of Fiscal 2011 and is also considering a voluntary contribution to its non-U.S. based plans in the current fiscal year.

Note K – Financial Instruments

          The Company uses forward exchange contracts to manage its exposure to fluctuations in foreign exchange rates. The Company enters into forward exchange contracts of generally less than one year to hedge forecasted transactions between its subsidiaries and to reduce potential exposure related to fluctuations in foreign exchange rates for existing recognized assets and liabilities. It also utilizes forward exchange contracts for anticipated intercompany and third-party transactions such as purchases, sales, and dividend payments denominated in local currencies. Forward exchange contracts are designated as cash flow hedges as they are designed to hedge the variability of cash flows associated with the underlying existing recognized or anticipated transactions. Changes in the value of derivatives designated as cash flow hedges are recorded in other comprehensive loss in shareholders’ equity until earnings are affected by the variability of the underlying cash flows. At that time, the applicable amount of gain or loss from the derivative instrument that is deferred in shareholders’ equity is reclassified to earnings. Effectiveness is measured using spot rates to value both the hedge contract and the hedged item. The excluded forward points, as well as any ineffective portions of hedges, are recorded in earnings through the same line as the underlying transaction. During the first three months of Fiscal 2011, $0.1 million of losses were recorded due to the exclusion of forward points from the assessment of hedge effectiveness.

          These unrealized losses and gains are reclassified, as appropriate, when earnings are affected by the variability of the underlying cash flows during the term of the hedges. The Company expects to record $0.9 million of net deferred losses from these forward exchange contracts during the next 12 months.

          The impact on accumulated other comprehensive loss and earnings from foreign exchange contracts that qualified as cash flow hedges for the three months ended October 31, 2010 and 2009 was as follows (thousands of dollars):

	October 31,
	2010	2009
Net carrying amount at beginning of year	$(660)	$(650)
Cash flow hedges deferred in other comprehensive income	(569)	228
Cash flow hedges reclassified to income (effective portion)	198	(41)
Change in deferred taxes	130	(56)
Net carrying amount at October 31	$(901)	$(519)

Note L – Fair Values

          The Company uses interest rate swaps to manage its exposure to changes in the fair value of its fixed-rate debt resulting from interest rate fluctuations. It is the Company’s policy to enter into derivative transactions only to the extent true exposures exist; the Company does not enter into derivative transactions for speculative or trading purposes. The Company enters into derivative transactions only with counterparties with high credit ratings. These transactions may expose the Company to credit risk to the extent that the instruments have a positive fair value, but the Company has not experienced any losses, nor does the Company anticipate any material losses.

          The following summarizes the Company’s fair value of outstanding derivatives at October 31, 2010 and July 31, 2010, on the Consolidated Balance Sheets (thousands of dollars):

	October 31, 2010	July 31, 2010
Asset derivatives recorded under the caption Prepaids and other current assets
Foreign exchange contracts	$1,129	$807

Asset derivatives recorded under the caption Other assets
Interest rate swap asset	$—	$4,590

Liability derivatives recorded under the caption Other current liabilities
Foreign exchange contracts	$3,289	$2,127

          The Company’s derivative financial instruments present certain market and counterparty risks, however, concentration of counterparty risk is mitigated as the Company deals with a variety of major banks worldwide. In addition, only conventional derivative financial instruments are utilized. The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding failed to perform according to the terms of its agreement. At this time, the Company does not require collateral or any other form of securitization to be furnished by the counterparties to its derivative instruments.

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

	Significant Other Observable Inputs (Level 2)*
	October 31, 2010	July 31, 2010
Forward exchange contracts – net liability position	$(2,160)	$(1,320)
Interest rate swaps – net asset position	—	4,590

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

Note M – Commitments and Contingencies

          The Company records provisions with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter. The Company believes the recorded reserves in its consolidated financial statements are adequate in light of the probable and estimable outcomes. The recorded liabilities were not material to the Company’s financial position, results of operation, and liquidity, and the Company does not believe that any of the currently identified claims or litigation will materially affect its financial position, results of operation, or liquidity.

          On March 31, 2008 S&E Quick Lube, a filter distributor, filed a lawsuit in U.S. District Court for the District of Connecticut alleging that 12 filter manufacturers, including the Company, engaged in a conspiracy to fix prices, rig bids, and allocate U.S. Customers for aftermarket automotive filters. This lawsuit seeks various remedies including injunctive relief and monetary damages of an unspecified amount and is a purported class action on behalf of direct purchasers of automotive aftermarket filters from the defendants. Parallel purported class actions, including on behalf of a variety of direct and indirect purchasers of aftermarket filters, have been filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. The U.S. cases have been consolidated into a single multi-district litigation in the Northern District of Illinois. In addition, on April 16, 2009, the Attorney General of the State of Florida filed a complaint in the U.S. District Court for the Northern District of Illinois based on these same allegations. The Company will vigorously defend the claims raised in these lawsuits. The Company understands that the Antitrust Division of the Department of Justice (DOJ) was investigating the allegations raised in these suits and issued subpoenas in connection with that investigation. The Company was not contacted by the DOJ in connection with the DOJ investigation, but public reports indicate that the DOJ officially closed that investigation in January 2010. In June 2010, the United States gave notice of its election to decline intervention in a qui tam action entitled United States of America, ex rel. William G. Burch v. Champion Laboratories, Inc. et al., which had been filed under seal in December 2009 in the United States District Court for the Northern District of Oklahoma. After that notice, the matter no longer remained under seal. In August 2010, the County of Suffolk, New York, filed a purported class action entitled County of Suffolk, New York, v. Champion Laboratories, et al., in the United States District Court for the Eastern District of New York. Both the Burch qui tam action and the Suffolk action contain allegations similar to those made in the multi-district litigation already pending in the Northern District of Illinois. The Company denies any liability in either action and intends to vigorously defend the claims raised in these lawsuits. In June 2010, the Attorney General of the State of Washington served the Company with a Civil Investigative Demand inquiring into the same issues as those raised in the complaint filed by the State of Florida. The Company is cooperating with the Washington investigation but has denied any wrongdoing.

          On May 19, 2010 the Air Resources Board for the State of California (ARB) revoked its verification of the Company’s DFM Diesel Multi-Stage Filter System (DMF) for use with on-road diesel engines, which verification was issued on December 16, 2005. Under the ARB revocation, as of May 17, 2010, the DMF system may not be sold, installed or offered for sale as an ARB verified system. The Company issued a product bulletin for its DMF product on February 8, 2010 and subsequently submitted a proposal to ARB to address a failure mode that can occur when an engine is not operating in compliance with the requirements for engine performance and temperature. On July 28, 2010, ARB issued its approval for the Company’s service campaign. The Company is currently working with the Environmental Protection Agency (EPA) and state regulatory authorities regarding its field service campaign for sales outside California.

          In addition, ARB has notified the Company by letter, that it may seek fines and penalties in connection with the past sales of the DMF product in California. The Company denies that any sales were made in California without ARB verification. The Company is not currently selling any DMF product and is working with the EPA and state regulatory authorities to obtain the necessary approvals for the DMF product. The impact of ceasing all DMF product sales is not material to our operating results or liquidity and therefore we do not anticipate a material adverse impact to our results of operations or financial position due to the issues related to the DMF product.

Note N – Income Taxes

          The effective tax rate for the quarter was 26.2 percent compared to 30.9 percent for the prior year first quarter. The decrease in our effective tax rate was primarily due to the favorable settlements of foreign tax audits. Disregarding the discrete items, the underlying tax rate for the current year has improved from the prior year by 1.7 points to 29.9 percent. The current year underlying tax rate benefited primarily from the mix of earnings between tax jurisdictions compared to the prior year and the lower tax on manufacturing income in the United States. Partially offsetting this benefit, the underlying tax rate was adversely impacted by the expiration of the Research and Experimentation Credit in the United States.

          The Company’s uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. The following tax years, in addition to the current year, remain subject to examination, at least for certain issues, by the major tax jurisdictions indicated:

Major Jurisdictions	Open Tax Years
Belgium	2005 through 2010
China	2000 through 2010
France	2007 through 2010
Germany	2004 through 2010
Italy	2003 through 2010
Japan	2009 through 2010
Mexico	2005 through 2010
Thailand	2005 through 2010
United Kingdom	2009 through 2010
United States	2007 through 2010

          At October 31, 2010 the total unrecognized tax benefits were $17.6 million, and accrued interest and penalties on these unrecognized tax benefits were $2.0 million. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. If the Company were to prevail on all unrecognized tax benefits recorded, substantially all of the unrecognized tax benefits would benefit the effective tax rate. With an average statute of limitations of about 5 years, up to $3.6 million of the unrecognized tax benefits could potentially reverse in the next 12 month period, unless extended by audit. It is reasonably possible that quicker than expected settlement of either current or future audits and disputes would cause additional reversals of previously recorded reserves in the next 12 month period. Currently, the Company has approximately $0.9 million of unrecognized tax benefits that are in dispute with various taxing authorities related to transfer pricing and deductibility of expenses. Quantification of an estimated range and timing of future audit settlements cannot be made at this time.

Note O – Restructuring and Asset Impairment

          The following is a reconciliation of restructuring reserves (in thousands of dollars):

Balance at July 31, 2008	$—
Accruals for restructuring during the reporting period	17,755
Less settlements made during the period	(13,915)
Balance at July 31, 2009	$3,840
Accruals for restructuring during the reporting period	10,165
Less settlements made during the period	(9,866)
Balance at July 31, 2010	$4,139
Accruals for restructuring during the reporting period	759
Less settlements made during the period	(3,698)
Balance at October 31, 2010	$1,200

          Certain restructuring actions commenced in Fiscal 2009 in response to the dramatic downturn in the worldwide economy. The restructuring expenses in the first quarter of 2011 include employee severance costs for approximately 5 employees related to the completion of the Company’s planned restructuring activities. The Company did not previously anticipate these additional charges in the first quarter of 2011 and does not expect to incur additional restructuring charges during the remainder of Fiscal 2011. The remaining liability will be settled during Fiscal 2011.

          Fiscal 2010 included $2.1 million in asset impairment costs related to the downsizing of a plant in Germany and $8.1 million in employee severance costs related to the reduction in workforce of approximately 550 employees. Fiscal 2009 included $17.4 million in employee severance costs related to the reduction in workforce of approximately 2,800 employees. In addition, $0.4 million was incurred primarily for distribution center consolidation and production line transfers.

          Restructuring expense detail is summarized as follows (in thousands):

	Three Months Ended October 31,
	2010	2009
Gross Margin	$20	$756
Operating expenses	739	508
Total restructuring expenses	$759	$1,264

Note P – New Accounting Standards

          In June 2009 the Financial Accounting Standards Board updated the accounting standards related to the consolidation of variable interest entities (VIEs). The standard amends current consolidation guidance and requires additional disclosures about an enterprise’s involvement in VIEs. The standard is effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of the revised standard did not have an impact on the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The Company is a worldwide manufacturer of filtration systems and replacement parts. The Company’s core strengths are leading filtration technology, strong Customer relationships, and its global presence. Products are manufactured at 40 plants around the world and through three joint ventures.

          The Company has two reporting segments: Engine Products and Industrial Products. Products in the Engine Products segment consist of air filtration systems, exhaust and emissions systems, liquid filtration systems, and replacement filters. The Engine Products segment sells to original equipment manufacturers (OEMs) in the construction, mining, agriculture, aerospace, defense, and truck markets, and to OEM dealer networks, independent distributors, private label accounts, and large equipment fleets. Products in the Industrial Products segment consist of dust, fume, and mist collectors, compressed air purification systems, air filtration systems for gas turbines, PTFE membranes based products, and specialized air filtration systems for applications including computer hard disk drives. The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines, and OEMs and end-users requiring clean air.

          The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report.

Overview

          The Company reported diluted net earnings per share of $0.68 for the first quarter of Fiscal 2011, up from $0.44 in the first quarter of the prior year. Net earnings for the quarter were $53.1 million, compared to $34.6 million in the first quarter of the prior year. Included in the above results are pre-tax restructuring charges of $0.8 million and $1.3 million in 2010 and 2009, respectively. The Company has incurred total restructuring costs of $28.7 million since commencing its restructuring activities in Fiscal 2009. The restructuring activities are now completed. The Company expects ongoing savings from these actions of $20.0 million annually, consistent with management’s original estimates. The Company reported sales in the first quarter of Fiscal 2011 of $536.9 million, an increase of 25.4 percent from $428.1 million in the first quarter of the prior year. The impact of foreign currency translation decreased reported sales by 0.9 percent in the quarter compared to the prior year quarter.

          Improving global economic conditions and continued market share gains have helped drive the 25 percent year-over-year sales increase. The Company’s higher sales levels, combined with its operating margin performance of 13.9 percent, resulted in a 42 percent increase in the Company’s operating income over the prior year.

          Sales in the Company’s Engine Products’ segment increased 33 percent as new equipment build rates accelerated at the Company’s OEM Customers. The Company’s Aftermarket Products’ sales remained at record levels due to better equipment utilization rates and continued market share gains. The Company’s Industrial Products segment sales increased 15 percent, driven mainly by the improvement of dust collection sales within Industrial Filtration Solutions Products and continued strong sales within Special Applications Products. The Company’s sales growth improvement was global in nature as its local currency sales increased 32 percent in the Americas, 29 percent in Europe and 16 percent in Asia.

          Operating Income benefited from ongoing product and process Continuous Improvement initiatives and better fixed cost absorption due to the higher volumes, partially offset by higher purchased raw material costs and a less favorable sales mix.

Results of Operations

          Sales in the U.S. increased $54.5 million or 32.0 percent compared to the first quarter of the prior year. Total international sales in U.S. dollars increased $54.3 million or 21.1 percent compared to the prior year. In U.S. dollars, Asia sales increased $24.2 million or 23.3 percent, Europe sales increased $22.0 million or 17.7 percent and other international sales increased $8.1 million or 27.4 percent as compared to the prior year period. Translated at constant exchange rates, total international sales increased 22.5 percent over the prior year quarter.

          The impact of foreign currency translation decreased net sales by $3.7 million, or 0.9 percent from the prior year first quarter. Worldwide sales excluding the impact of foreign currency translation increased 26.3 percent from the first quarter of the prior year. The impact of foreign currency translation increased net earnings by $0.1 million for the three month period ended October 31, 2010.

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

          Following is a reconciliation to the most comparable U.S. GAAP financial measure of these non-U.S. GAAP financial measures (thousands of dollars):

	Three Months Ended October 31,
	2010	2009
Net sales, excluding foreign currency translation	$540,636	$421,471
Foreign currency translation	(3,727)	6,609
Net sales	$536,909	$428,080

Net earnings, excluding foreign currency translation	$53,015	$34,465
Foreign currency translation	119	104
Net earnings	$53,134	$34,569

          Gross margin for the quarter was 35.0 percent, compared to 34.7 percent for the first quarter in the prior year. The better gross margin was the result of improved fixed cost absorption and ongoing Continuous Improvement initiatives, partially offset by increases in our purchased raw material costs and a less favorable sales mix compared to the prior year. Within gross margin, the Company incurred minimal expenses related to restructuring charges in the quarter, compared to $0.8 million in the first quarter last year. The Company estimates that previously completed restructuring plans generated approximately $2.0 million of incremental gross margin in the first quarter compared to the prior year.

          Operating expenses for the quarter were 21.2 percent of sales, down from 22.4 percent of sales during the prior year quarter. Operating expenses were $113.6 million, up 18.4 percent from $96.0 million last year. The first quarter included an increase in warranty charges, primarily due to a specific Retrofit Emissions Products warranty matter for which an expense of $1.5 million, net of supplier recoveries, was recorded. The first quarter also included $0.7 million of restructuring costs compared to $0.5 million in the first quarter of the prior year. Restructuring costs in the current quarter include employee workforce reductions of approximately 5 employees related to the completion of the Company’s planned restructuring activities. The Company did not previously anticipate these additional charges in the first quarter of 2011 and does not expect to incur additional restructuring charges during the remainder of Fiscal 2011. The Company estimates that previously completed restructuring plans generated approximately $1.0 million of operating expense savings in the first quarter compared to the prior year quarter.

          Other income totaled $1.1 million, compared to $0.5 million of other income in the first quarter of the prior year. Other income consisted of royalty income of $2.1 million, income from unconsolidated affiliates of $0.7 million and interest income of $0.5 million, partially offset by foreign exchange loss of $1.5 million, charitable donations of $0.5 million and other miscellaneous expenses of $0.2 million. For the quarter, interest expense was $3.7 million, up from $3.0 million in the first quarter of the prior year.

          The effective tax rate for the quarter was 26.2 percent compared to 30.9 percent for the prior year first quarter. The decrease in our effective tax rate was primarily due to the favorable settlements of foreign tax audits. Disregarding the discrete items, the underlying tax rate for the current year has improved from the prior year by 1.7 points to 29.9 percent. The current year underlying tax rate benefited primarily from the mix of earnings between tax jurisdictions compared to the prior year and the lower tax on manufacturing income in the United States. Partially offsetting this benefit, the underlying tax rate was adversely impacted by the expiration of the Research and Experimentation Credit in the United States.

Operations by Segment

          Following is financial information for the Company’s Engine Products and Industrial Products segments. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, and interest income and expense. Segment detail is summarized as follows (thousands of dollars):

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company
Three Months Ended October 31, 2010:
Net sales	$333,769	$203,140	$—	$536,909
Earnings before income taxes	48,451	30,035	(6,529)	71,957
Assets	750,951	461,321	378,214	1,590,486

Three Months Ended October 31, 2009:
Net sales	$251,326	$176,754	$—	$428,080
Earnings before income taxes	32,042	21,194	(3,222)	50,014
Assets	653,753	476,672	255,903	1,386,328

          Following are net sales by product category within the Engine Products and Industrial Products segments (thousands of dollars):

	Three Months Ended October 31,
	2010	2009
Engine Products segment:
Off-Road Products	$72,646	$44,432
Aerospace and Defense Products	26,854	29,186
On-Road Products	29,055	17,917
Aftermarket Products*	201,867	155,663
Retrofit Emissions Products	3,347	4,128
Total Engine Products segment	333,769	251,326

Industrial Products segment:
Industrial Filtration Solutions Products	119,353	100,930
Gas Turbine Products	35,505	34,225
Special Applications Products	48,282	41,599
Total Industrial Products segment	203,140	176,754

Total Company	$536,909	$428,080

* Includes replacement part sales to the Company’s OEM Engine Products Customers.

          Sales for the three months ended October 31, 2009, reflect the reclassification (in thousands) of $7,354 of Industrial Hydraulics sales from Industrial Filtrations Solutions Products and Special Applications Products to Engine Aftermarket Products as a result of an internal reorganization that became effective in the first quarter of Fiscal 2011.

Engine Products Segment For the quarter, worldwide Engine Products sales were $333.8 million, an increase of 32.8 percent from $251.3 million in the first quarter of the prior year. Sales in the U.S. increased by 31.4 percent compared to the same period in the prior year and international sales increased by 34.2 percent as discussed below. The impact of foreign currency translation during the quarter decreased sales by $1.7 million, or 0.7 percent. Earnings before income taxes as a percentage of sales of 14.5 percent increased from 12.7 percent in the prior year period. The earnings improvement for the current quarter was driven by better absorption of fixed costs due to improved volumes and ongoing Continuous Improvement initiatives, partially offset by a less favorable product mix and increased purchased raw material costs. In addition, there were no restructuring expenses for the Engine Products segment for the current quarter, as compared to $0.9 million in the prior year period.

          Worldwide sales of Off-Road Products in the current quarter were $72.6 million, an increase of 63.5 percent from $44.4 million in the first quarter of the prior year, driven by an overall increase in build rates at the Company’s OEM Customers. U.S. sales of Off-Road Products increased 55.7 percent. International sales were up 69.6 percent with increases in Asia and Europe of 95.5 percent and 55.2 percent, respectively. The sales increases during the quarter were driven by higher demand for agriculture and mining equipment due to higher commodity prices and improved sales of heavy construction equipment due to increased global infrastructure spending.

          Worldwide sales of Aerospace and Defense Products were $26.9 million, a decrease of 8.0 percent from $29.2 million in the first quarter of the prior year. Sales decreased in the U.S. by 11.2 percent. International Aerospace and Defense Products sales increased by 5.8 percent, driven by increased sales in Europe of 9.7 percent, which was partially offset by a decrease in sales in Asia of 28.6 percent. Sales in the U.S. decreased primarily as a result of slowdowns in U.S. military activity which is causing an associated slowdown in government procurement spending for major programs.

          Worldwide sales of On-Road Products in the current quarter were $29.1 million, an increase of 62.2 percent from $17.9 million in the first quarter of the prior year. International On-Road Products sales increased by 50.9 percent, driven by increased sales in Europe of 43.1 percent and Asia of 41.6 percent. The On-Road Product sales increases were a result of heavy truck build rates continuing to rebound globally. Japanese sales rose due to a strong export demand and pre-buy activity in advance of new diesel emission regulations. Sales increased in the U.S. by 73.3 percent over the prior year quarter, due to higher content per truck, a slightly higher market share and an increase in truck build rates. Class 8 build rates increased 29.1 percent and medium duty truck build rates increased 28.0 percent for the current quarter over the prior year quarter.

          Worldwide sales of Aftermarket Products in the quarter were $201.9 million, an increase of 29.7 percent from $155.7 million in the first quarter of the prior year. U.S. Aftermarket Products sales increased 36.9 percent. International sales were up 24.3 percent from the prior year quarter, driven by increased sales in Asia and Europe of 45.1 percent and 12.7 percent, respectively. The sales increases in the U.S. and internationally were attributable to improved diesel equipment utilization rates from a year ago, increased distribution and market share growth, and the continued increase in the percentage of equipment in the field that uses proprietary Company filter systems including PowerCore®.

          Worldwide sales of Retrofit Emissions Products in the quarter were $3.3 million, a decrease of 18.9 percent from $4.1 million in the first quarter of the prior year. The Company’s Retrofit Emissions Products sales are solely in the U.S. Sales of Retrofit Emissions Products decreased as a result of continuing postponements in the availability of government grant money and delays and losses of regulatory approval for certain of the Company’s products.

Industrial Products Segment For the current quarter, worldwide sales in the Industrial Products segment were $203.1 million, an increase of 14.9 percent from $176.8 million in the first quarter of the prior year. Total first quarter international Industrial Products sales were up 8.1 percent compared to the same period in the prior year, while sales in the U.S. increased by 33.5 percent. The impact of foreign currency translation during the quarter decreased sales by $2.0 million, or 1.2 percent. Earnings before income taxes as a percentage of sales of 14.8 percent increased from 12.0 percent in the prior year period. The improvement in earnings as a percentage of sales over the prior year was driven by better leverage of fixed operating costs, improved product mix, and better plant utilization. The Industrial Products segment had $0.7 million in restructuring expenses for the current quarter, as compared to $0.4 million in the prior year period.

          Worldwide sales of Industrial Filtration Solutions Products in the current quarter were $119.4 million, an increase of 18.3 percent from $100.9 million in the prior year. International sales increased 12.6 percent from the prior year period, with Asia sales increasing 26.4 percent and Europe sales increasing 5.2 percent. Sales in the U.S. increased 31.8 percent from the prior year quarter. Overall, the Company experienced improved market conditions for its Industrial Filtration Solutions Products during the current quarter. The increased sales were due to a rebound in demand for industrial dust collectors and compressed air purification systems.

          Worldwide sales of the Company’s Gas Turbine Products in the first quarter were $35.5 million, an increase of 3.7 percent from sales of $34.2 million in the prior year quarter. While sales remained stable at lower rates for our large Gas Turbine Products, overall sales were boosted by additional demand for smaller systems used in the oil and gas industry.

          Worldwide sales of Special Application Products in the first quarter were $48.3 million, an increase of 16.1 percent from $41.6 million in the prior year quarter. Sales in the U.S. increased by 28.1 percent. International sales increased 14.5 percent from the prior year period. Sales increased in Europe by 82.2 percent and in Asia by 6.9 percent over the prior year quarter. The sales increases were driven by strong sales in some of the Company’s newer product lines serving the semiconductor, imaging, and venting end markets. In addition, sales of the Company’s Membrane Products increased and the Company’s disk drive filter sales remained strong.

Liquidity and Capital Resources

          During the current quarter, $62.8 million of cash was generated from operating activities, compared with $70.1 million in the first three months of the prior year. Operating cash flows decreased as the improvement in the economy resulted in increases in accounts receivable and inventory of $8.2 million and $11.3 million, respectively, to levels to support the increased business. The increased demand and improved results also led to increases in accounts payable of $12.9 million. In addition, accrued compensation decreased $9.3 million primarily due to the payout of Fiscal 2010 bonuses. Cash outflows from operations included $3.7 million in payments for restructuring in the current quarter as compared to $1.9 million in the prior year quarter.

          In the current quarter, operating cash flows and cash on hand were used to support $10.0 million in capital additions, the payment of $9.6 million in dividends, the repurchase of 149,994 of the Company’s common stock for $6.5 million, and the repayment of $21.9 million in debt. For additional information regarding share repurchases see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

          At the end of the first quarter, the Company held $267.6 million in cash and cash equivalents, up from $232.0 million at July 31, 2010. Short-term debt totaled $33.1 million, down from $50.0 million at July 31, 2010, primarily due to payments using cash generated from operations. The amount of unused lines of credit as of October 31, 2010 was approximately $519.2 million. Long-term debt of $257.2 million at quarter end slightly increased from $256.2 million at July 31, 2010. Long-term debt represented 23.5 percent of total long-term capital, defined as long-term debt plus total shareholders’ equity, compared to 25.5 percent at July 31, 2010.

          The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. For the current quarter the Company made contributions of $0.6 million to its non-U.S. pension plans. The Company has not made any contributions to its U.S. pension plans during the current year. The Company does not have any minimum contribution requirements for its U.S. plans but is considering making a voluntary contribution in the current fiscal year of up to $30.0 million. The Company estimates that it will contribute up to an additional $3.3 million to its non-U.S. pension plans during the remainder of Fiscal 2011 and is also considering a voluntary contribution to one of its non-U.S. based plans in the current fiscal year.

          The following table summarizes the Company’s contractual obligations as of October 31, 2010 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$253,662	$71	$45,049	$100,641	$107,901
Capital lease obligations	1,231	605	567	59	—
Interest on long-term debt obligations	62,102	12,916	23,228	13,982	11,976
Operating lease obligations	19,590	9,013	9,347	1,196	34
Purchase obligations (1)	224,438	206,147	17,621	670	—
Pension and deferred compensation (2)	61,690	4,080	7,695	7,610	42,305
Total (3)	$622,713	$232,832	$103,507	$124,158	$162,216

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

(3)

In addition to the above contractual obligations, the Company may be obligated for additional cash outflows of $17.6 million of potential tax obligations, including accrued interest and penalties. The payment and timing of any such payments is affected by the ultimate resolution of the tax years that are under audit or remain subject to examination by the relevant taxing authorities.

          At October 31, 2010 the Company had a contingent liability for standby letters of credit totaling $20.0 million that have been issued and are outstanding. The letters of credit guarantee payment to beneficial third parties in the event the Company is in breach of a specified financing agreement and insurance contract terms as detailed in each letter of credit. At October 31, 2010 there were no amounts drawn upon these letters of credit.

          The Company has approximately $519.2 million of unused lines of credit as of October 31, 2010. Of these, the most significant is a five-year, multi-currency revolving facility with a group of banks under which the Company may borrow up to $250 million. This facility expires on April 2, 2013. As of October 31, 2010 there was $30.0 million of borrowings under this facility. Our multi-currency revolving facility contains debt covenants specifically related to maintaining a certain interest coverage ratio and a certain leverage ratio as well as other covenants that under certain circumstances can restrict our ability to incur additional indebtedness, make investments and other restricted payments, create liens and sell assets.

          Certain note agreements contain debt covenants related to limitations on indebtedness and interest expense. As of October 31, 2010 the Company was in compliance with all such covenants. The Company expects to remain in compliance with these covenants.

          During the quarter, credit availability in the global credit markets was stable and market interest rates remained low. The Company has assessed the implications of these factors on its current business and believes that its financial resources are sufficient to continue financing its operations for the next 12 months. There can be no assurance, however, that the cost or availability of future borrowings will not be impacted by future capital market disruptions.

          The Company believes that collectively the present capital resources, internally generated funds and unused financing sources are adequate to meet cash requirements for the next 12-month period, as the Company expects to continue to generate positive cash flows from operations.

          The Company does not have any off-balance sheet arrangements, with the exception of the guarantee of 50 percent of certain debt of its joint venture, Advanced Filtration Systems, Inc., as further discussed in Note H of the Company’s Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies

          There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2010.

Outlook

The Company expects a continued recovery in many of its end markets in Fiscal 2011, with higher growth rates in the emerging economies.

•

The Company is expecting its total Fiscal 2011 sales to be approximately $2.2 billion. For the full year Fiscal 2011 versus Fiscal 2010, it expects foreign currency translation to increase sales by 2 percent based on the Company’s forecasted rates for the Euro of US$1.38 and 82 Yen to the US$.

•

The Company is forecasting its full year operating margin to be 12.8 to 13.8 percent. The Company expects its annual stock option expense to be between $7.5 and $8.5 million, with 70 percent of that incurred in the second quarter.

•	The Company’s full year Fiscal 2011 tax rate is projected to be between 27 and 30 percent.

•	The Company’s full year Fiscal 2011 earnings per share is forecasted to be between $2.54 and $2.74.

•	The Company projects that cash generated by operating activities will be between $250 and $280 million. Capital spending by the Company in Fiscal 2011 is projected to be between $70 and $80 million.

Engine Products Segment – The Company expects full year Engine Product sales to increase 19 to 24 percent, including the impact of foreign currency translation.

•	The Company anticipates sales to its construction, agricultural and mining equipment OEM Customers to remain strong as their production rates continue to increase.

•	The Company is forecasting slightly lower sales for its Aerospace and Defense Products due to the decreases in U.S. government spending for major programs.

•	In the Company’s OEM On-Road Products’ business, it believes that build rates for heavy- and medium-duty trucks at its OEM Customers will continue improving.

•

The Company’s Aftermarket Products’ sales are expected to remain strong based on its current utilization rates for both heavy trucks and off-road equipment. The Company also expects to continue benefiting from the increasing amount of equipment in the field with PowerCore® and its other proprietary filtration systems.

Industrial Products Segment – The Company forecasts full year Industrial Product sales to increase 10 to 15 percent, including the impact of foreign currency translation.

•

The Company’s Industrial Filtration Solutions’ sales are projected to increase 13 to 18 percent as the demand for new filtration equipment continues to improve as general industry capital spending increases.

•	The Company anticipates that its Gas Turbine Products’ sales will increase approximately 5 percent due to strength in the oil and gas end markets.

•	Special Applications Products’ sales are projected to increase 9 to 14 percent, as the end markets for the Company’s various specialty filtration products are expected to continue growing.

SAFE HARBOR STATEMENT UNDER THE SECURITIES REFORM ACT OF 1995

          The Company, through its management, may make forward-looking statements reflecting the Company’s current views with respect to future events and financial performance. These forward-looking statements, which may be included in reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended July 31, 2010, which could cause actual results to differ materially from historical results or those anticipated. The words or phrases “will likely result,” “are expected to,” “will continue,” “estimate,” “project,” “believe,” “expect,” “anticipate,” “forecast” and similar expressions are intended to identify forward-looking statements within the meaning of Section 21e of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995 (PSLRA). In particular the Company desires to take advantage of the protections of the PSLRA in connection with the forward-looking statements made in this Quarterly Report on Form 10-Q, including those contained in the “Outlook” section of Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

          Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. In addition, the Company wishes to advise readers that the factors listed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended July 31, 2010, as well as other factors, could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed. These factors include, but are not limited to, risks associated with: world economic factors and the ongoing economic uncertainty, the potential for some Customers to increase their reliance on their own filtration capabilities, currency fluctuations, commodity prices, political factors, the Company’s international operations, highly competitive markets, environmental laws and regulations, including regulatory approvals for Retrofit Emission Products, governmental laws and regulations, including the impact of the various economic stimulus and financial reform measures, the implementation of our new information technology systems, potential global events resulting in market instability including financial bailouts of sovereign nations, political changes, military and terrorist activities, health outbreaks and other factors included in Item 1A of the Company’s Annual Report on Form 10-K for the year ended July 31, 2010. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

          There have been no material changes in the reported market risk of the Company since July 31, 2010. See further discussion of these market risks in the Company’s Annual Report on Form 10-K for the year ended July 31, 2010.

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

(b)

Changes in Internal Control over Financial Reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with such evaluation during the fiscal quarter ended October 31, 2010, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

          On March 31, 2008 S&E Quick Lube, a filter distributor, filed a lawsuit in U.S. District Court for the District of Connecticut alleging that 12 filter manufacturers, including the Company, engaged in a conspiracy to fix prices, rig bids, and allocate U.S. Customers for aftermarket automotive filters. This lawsuit seeks various remedies including injunctive relief and monetary damages of an unspecified amount and is a purported class action on behalf of direct purchasers of automotive aftermarket filters from the defendants. Parallel purported class actions, including on behalf of a variety of direct and indirect purchasers of aftermarket filters, have been filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. The U.S. cases have been consolidated into a single multi-district litigation in the Northern District of Illinois. In addition, on April 16, 2009, the Attorney General of the State of Florida filed a complaint in the U.S. District Court for the Northern District of Illinois based on these same allegations. The Company will vigorously defend the claims raised in these lawsuits. The Company understands that the Antitrust Division of the Department of Justice (DOJ) was investigating the allegations raised in these suits and issued subpoenas in connection with that investigation. The Company was not contacted by the DOJ in connection with the DOJ investigation, but public reports indicate that the DOJ officially closed that investigation in January 2010. In June 2010, the United States gave notice of its election to decline intervention in a qui tam action entitled United States of America, ex rel. William G. Burch v. Champion Laboratories, Inc. et al., which had been filed under seal in December 2009 in the United States District Court for the Northern District of Oklahoma. After that notice, the matter no longer remained under seal. In August 2010, the County of Suffolk, New York, filed a purported class action entitled County of Suffolk, New York, v. Champion Laboratories, et al., in the United States District Court for the Eastern District of New York. Both the Burch qui tam action and the Suffolk action contain allegations similar to those made in the multi-district litigation already pending in the Northern District of Illinois. The Company denies any liability in either action and intends to vigorously defend the claims raised in these lawsuits. In June 2010, the Attorney General of the State of Washington served the Company with a Civil Investigative Demand inquiring into the same issues as those raised in the complaint filed by the State of Florida. The Company is cooperating with the Washington investigation but has denied any wrongdoing.

          On May 19, 2010 the Air Resources Board for the State of California (“ARB”) revoked its verification of the Company’s DFM Diesel Multi-Stage Filter System (DMF) for use with on-road diesel engines, which verification was issued on December 16, 2005. Under the ARB revocation, as of May 17, 2010, the DMF system may not be sold, installed or offered for sale as an ARB verified system. The Company issued a product bulletin for its DMF product on February 8, 2010 and subsequently submitted a proposal to ARB to address a failure mode that can occur when an engine is not operating in compliance with the requirements for engine performance and temperature. On July 28, 2010, ARB issued its approval for the Company’s service campaign. The Company is currently working with the Environmental Protection Agency (EPA) and state regulatory authorities regarding its field service campaign for sales outside California.

          In addition, ARB has notified the Company by letter, that it may seek fines and penalties in connection with the past sales of the DMF product in California. The Company denies that any sales were made in California without ARB verification. Donaldson is not currently selling any DMF product and is working with the EPA and state regulatory authorities to obtain the necessary approvals for the DMF product. The impact of ceasing all DMF product sales is not material to our operating results or liquidity and therefore we do not anticipate a material adverse impact to our results of operations or financial position due to the issues related to the DMF product.

Item 1A.	Risk Factors

          There are inherent risks and uncertainties associated with our global operations that involve the manufacturing and sale of products for highly demanding Customer applications throughout the world. These risks and uncertainties could adversely affect our operating performances or financial condition. The “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended July 31, 2010, includes a discussion of these risks and uncertainties.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

          The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended October 31, 2010.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
August 1 - August 31, 2010	9,800	$41.99	9,800	6,977,440
September 1 - September 30, 2010	145,392	$43.42	140,194	6,837,246
October 1 - October 31, 2010	81,279	$47.51	—	6,837,246
Total	236,471	$44.77	149,994	6,837,246

(1)

On March 26, 2010, the Company announced that the Board of Directors authorized the repurchase of up to 8.0 million common shares. This repurchase authorization, which is effective until terminated by the Board of Directors, replaced the existing authority that was authorized on March 31, 2006. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the quarter ended October 31, 2010. However, the “Total Number of Shares Purchased” column of the table above includes 86,477 previously owned shares tendered by option holders in payment of the exercise price of options during the quarter. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of exercising stock options or payment of equity-based awards.

Item 6.	Exhibits

*3-A – Restated Certificate of Incorporation of Registrant as currently in effect (Filed as Exhibit 3-A to Form 10-K Report for the Fiscal Year ended July 31, 2010)

*3-B – Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Registrant, dated as of March 3, 2006 (Filed as Exhibit 3-B to Form 10-Q Report for the First Quarter ended October 31, 2006)

*3-C – Amended and Restated Bylaws of Registrant (as of January 30, 2009) (Filed as Exhibit 3-C to Form 10-Q Report for the Second Quarter ended January 31, 2009)

*4 – **

*4-A – Preferred Stock Amended and Restated Rights Agreement between Registrant and Wells Fargo Bank, N.A., as Rights Agent, dated as of January 27, 2006 (Filed as Exhibit 4.1 to Form 8-K Report filed February 1, 2006)

*10.1 – 2010 Master Stock Incentive Plan (Filed as Exhibit 4.5 to Registration Statement on Form S-8 (File No. 333-170729) filed November 19, 2010).

31-A – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 – Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 – The following information from the Donaldson Company, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010 as filed with the Securities and Exchange Commission, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

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

DONALDSON COMPANY, INC.
(Registrant)

Date: December 8, 2010	By:	/s/ William M. Cook
William M. Cook
Chairman, President and
Chief Executive Officer
(duly authorized officer)

Date: December 8, 2010	By:	/s/ Thomas R. VerHage
Thomas R. VerHage
Vice President,
Chief Financial Officer
(principal financial officer)

Date: December 8, 2010	By:	/s/ James F. Shaw
James F. Shaw
Controller
(principal accounting officer)