Form 10-K/A
period 2010-07-31
DONALDSON CO INC
filed 2011-03-01
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended July 31, 2010, initially filed with the Securities and Exchange Commission (the “SEC”) on September 24, 2010 (the “Original Filing”), is being filed to include the following documents which were inadvertently omitted from the Original Filing: (1) Exhibit 21 – Subsidiaries and (2) Exhibit 24 – Powers of Attorney.  In addition, pursuant to the rules of the SEC, the exhibit list incorporated by reference into Item 15 of Part IV of the Original Filing has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31-A and 31-B, respectively.  Except for the foregoing amended information, this Form 10-K/A does not amend or update any other information contained in the Original Filing.

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

DONALDSON COMPANY, INC.

Date:	March 1, 2011	By: /s/ William M. Cook

William M. Cook Chief Executive Officer

EXHIBIT INDEX
ANNUAL REPORT ON FORM 10-K/A

#3-A	—	Restated Certificate of Incorporation of Registrant as currently in effect
* 3-B	—

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

#10-N	—	Second Supplement and First Amendment to Note Purchase Agreement among Donaldson Company, Inc. and certain listed Insurance Companies dated as of September 30, 2004
*10-O	—	2001 Master Stock Incentive Plan (Filed as Exhibit 10-O to 2009 Form 10-K Report)***
#10-P	—	Form of Officer Stock Option Award Agreement under the 2001 Master Stock Incentive Plan ***
#10-Q	—	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the 2001 Master Stock Incentive Plan ***
#10-R	—	Agreement dated August 29, 2005, by and between Donaldson Company, Inc. and William G. Van Dyke ***
*10-S	—	Restated Compensation Plan for Non-Employee Directors dated July 28, 2006 (Filed as Exhibit 99.1 to Form 8-K Report filed August 4, 2006)***
*10-T	—	Restated Long-Term Compensation Plan dated May 23, 2006 (Filed as Exhibit 99.2 to Form 8-K Report filed August 4, 2006)***
*10-U	—	Qualified Performance-Based Compensation Plan (Filed as Exhibit 10-DD to 2006 Form 10-K Report)***
*10-V	—	Deferred Compensation and 401(k) Excess Plan (2005 Restatement) (Filed as Exhibit 10-EE to 2006 Form 10-K Report)***
*10-W	—	Deferred Stock Option Gain Plan (2005 Restatement) (Filed as Exhibit 10-FF to 2006 Form 10-K Report)***
*10-X	—	Excess Pension Plan (2005 Restatement) (Filed as Exhibit 10-GG to 2006 Form 10-K Report)***
*10-Y	—	Supplemental Executive Retirement Plan (2005 Restatement) (Filed as Exhibit 10-HH to 2006 Form 10-K Report)***

*10-Z	—	Form of Management Severance Agreement for Executive Officers (Filed as Exhibit 10-A to Form 10-Q Report for the Third Quarter ended April 30, 2008)***
#11	—	Computation of net earnings per share (See “Earnings Per Share” in “Summary of Significant Accounting Policies” in Note A in the Notes to Consolidated Financial Statements on page 31)
21	—	Subsidiaries
#23	—	Consent of PricewaterhouseCoopers LLP
24	—	Powers of Attorney
31-A	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31-B	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
#32	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibit has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference as an exhibit.
**

Pursuant to the provisions of Regulation S-K Item 601(b)(4)(iii)(A) copies of instruments defining the rights of holders of certain long-term debts of the Company and its subsidiaries are not filed and in lieu thereof the Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

***	Denotes compensatory plan or management contract.
#	Exhibit was previously filed with the original Annual Report on Form 10-K for the fiscal year ended July 31, 2010.
Note: Exhibits have been furnished only to the Securities and Exchange Commission. Copies will be furnished to individuals upon request.