Form 10-Q
period 2011-01-31
DONALDSON CO INC
filed 2011-03-07
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2011 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.

Commission File Number 1-7891

DONALDSON COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $5 Par Value – 76,911,778 shares as of January 31, 2011.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,

	2011	2010	2011	2010
Net sales	$537,105	$436,122	$1,074,014	$864,202
Cost of sales	347,562	290,175	696,381	569,855
Gross margin	189,543	145,947	377,633	294,347
Operating expenses	122,102	106,896	235,689	202,852
Operating income, net	67,441	39,051	141,944	91,495
Interest expense	2,936	2,795	6,589	5,745
Other income, net	(3,502)	(1,281)	(4,609)	(1,801)
Earnings before income taxes	68,007	37,537	139,964	87,551
Income taxes	23,428	6,571	42,251	22,016
Net earnings	$44,579	$30,966	$97,713	$65,535
Weighted average shares - basic	77,580,064	78,087,356	77,375,086	78,066,774
Weighted average shares - diluted	78,977,509	79,406,326	78,766,895	79,375,443
Net earnings per share - basic	$0.57	$0.40	$1.26	$0.84
Net earnings per share - diluted	$0.56	$0.39	$1.24	$0.83
Dividends paid per share	$0.130	$0.115	$0.255	$0.230

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share amounts)
(Unaudited)

	January 31, 2011	July 31, 2010

Assets
Current assets
Cash and cash equivalents	$219,635	$232,000
Short-term investments	66,494	—
Accounts receivable, less allowance of $6,509 and $6,315	376,321	358,917
Inventories	230,709	203,631
Prepaids and other current assets	65,211	65,667
Total current assets	$958,370	$860,215
Property, plant and equipment, at cost	913,501	876,758
Less accumulated depreciation	(542,271)	(510,866)
Property, plant and equipment, net	371,230	365,892
Goodwill	168,214	165,315
Intangible assets, net	55,939	58,292
Other assets	41,354	49,792
Total assets	$1,595,107	$1,499,506

Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings	$29,330	$50,000
Current maturities of long-term debt	46,710	5,536
Trade accounts payable	178,926	165,907
Other current liabilities	162,911	167,813
Total current liabilities	417,877	389,256
Long-term debt	211,965	256,192
Deferred income taxes	6,752	7,076
Other long-term liabilities	81,910	100,349
Total liabilities	718,504	752,873
Shareholders’ equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 120,000,000 shares authorized, 88,643,194 shares issued	443,216	443,216
Retained earnings	820,930	744,247
Stock compensation plans	23,222	22,326
Accumulated other comprehensive loss	(7,048)	(40,486)
Treasury stock at cost, 11,641,708 and 12,222,381 shares at January 31, 2011 and July 31, 2010, respectively	(403,717)	(422,670)
Total shareholders’ equity	876,603	746,633
Total liabilities and shareholders’ equity	$1,595,107	$1,499,506

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)
(Unaudited)

	Six Months Ended January 31,

	2011	2010
Operating Activities
Net earnings	$97,713	$65,535
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	30,478	30,549
Changes in operating assets and liabilities	(19,947)	(6,696)
Tax benefit of equity plans	(7,445)	(2,375)
Stock compensation plan expense	6,089	5,745
Deferred taxes	5,784	3,438
Other, net	(19,612)	(10,925)
Net cash provided by operating activities	93,060	85,271
Investing Activities
Net expenditures on property and equipment	(24,051)	(18,121)
Purchase of short-term investments	(66,494)	—
Acquisitions and divestitures	3,613	(250)
Net cash used in investing activities	(86,932)	(18,371)
Financing Activities
Purchase of treasury stock	(6,491)	(8,887)
Proceeds from settlement of interest rate swap	4,710	—
Repayments of long-term debt	(5,294)	(5,255)
Change in short-term borrowings	(20,670)	(3,743)
Dividends paid	(19,542)	(17,792)
Tax benefit of equity plans	7,445	2,375
Exercise of stock options	12,113	3,443
Net cash used in financing activities	(27,729)	(29,859)
Effect of exchange rate changes on cash	9,236	(122)
Increase (Decrease) in cash and cash equivalents	(12,365)	36,919
Cash and cash equivalents, beginning of year	232,000	143,687
Cash and cash equivalents, end of period	$219,635	$180,606

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and six month periods ended January 31, 2011 are not necessarily indicative of the results that may be expected for future periods. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended July 31, 2010.

Note B – Short-Term Investments

Short – Term Investments Classification of the Company’s investments as current or non-current is dependent upon management’s intended holding period, the investment’s maturity date and liquidity considerations based on market conditions. If management intends to hold the investments for longer than one year as of the balance sheet date, they are classified as non-current.

All short-term investments have maturities in excess of three months but not more than six months. There were no short-term investments as of July 31, 2010. The following is a summary of amounts recorded on the Consolidated Balance Sheet for the Company’s short-term investments as of January 31, 2011 (thousands of dollars):

January 31, 2011
Certificates of deposit	$41,130
Commercial Paper	25,364
Total Short-term investments	$66,494

Note C – Inventories

          The components of inventory as of January 31, 2011 and July 31, 2010 are as follows (thousands of dollars):

	January 31, 2011	July 31, 2010
Materials	$87,758	$79,371
Work in process	26,337	23,163
Finished products	116,614	101,097
Total inventories	$230,709	$203,631

Note D – Accounting for Stock-Based Compensation

          Stock-based employee compensation cost is recognized using the fair-value based method for all awards. The Company determined the fair value of its option awards using the Black-Scholes option pricing model. The following assumptions were used to value the options, including reload options which generally have a shorter contractual life, granted during the six months ended January 31, 2011: range of 8 days to 8 years expected life; expected volatility range of 25.5 percent to 34.7 percent; risk-free interest rate range of 0.12 percent to 3.1 percent; and annual dividend yield of 1.0 percent. The expected life selected for options granted during the period represents the period of time that the options are expected to be outstanding based on the contractual life and historical data of option holder exercise and termination behavior. Expected volatilities are based upon historical volatility of the Company’s stock over a period at least equal to the expected life of each option grant. Option grants are priced at the fair market value of the Company’s stock on the date of grant. The weighted average fair value for options granted during the six months ended January 31, 2011 and 2010 was $17.26 per share and $13.31 per share, respectively. For the three and six months ended January 31, 2011, the Company recorded pretax compensation expense associated with stock options of $4.0 million and $4.8 million, respectively, and recorded $1.5 million and $1.8 million of related tax benefit. For the three and six months ended January 31, 2010, the Company recorded pretax compensation expense associated with stock options of $5.0 million and $5.3 million, respectively, and recorded $1.9 million and $2.0 million of related tax benefit.

          The following table summarizes stock option activity during the six months ended January 31, 2011:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at July 31, 2010	4,771,812	$30.04
Granted	551,601	57.22
Exercised	(853,576)	22.11
Canceled	(4,249)	44.32
Outstanding at January 31, 2011	4,465,588	34.90

          The total intrinsic value of options exercised during the six months ended January 31, 2011 and 2010 was $24.9 million and $9.5 million, respectively.

          The following table summarizes information concerning outstanding and exercisable options as of January 31, 2011:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$12 to $22	776,516	1.60	$17.93	776,516	$17.93
$22 to $32	1,160,725	3.42	30.13	1,144,647	30.11
$32 to $42	1,209,289	5.91	34.86	1,188,767	34.86
$42 and above	1,319,058	8.73	49.14	658,451	44.31
	4,465,588	5.35	34.90	3,768,381	31.58

          At January 31, 2011, the aggregate intrinsic value of options outstanding and exercisable was $103.4 million and $99.7 million, respectively.

          As of January 31, 2011, there was $7.8 million of total unrecognized compensation cost related to non-vested stock options granted under the 2001 and 2010 Master Stock Incentive Plans. This unvested cost is expected to be recognized during the remainder of Fiscal Years 2011, 2012, 2013 and 2014.

Note E – Net Earnings Per Share

          The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common equivalent shares relating to stock options and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods. For the three and six months ended January 31, 2011, there were 495,533 options and 505,396 options excluded from the diluted net earnings per share calculation, respectively. For the three and six months ended January 31, 2010, there were 807,296 options and 995,046 options excluded from the diluted net earnings per share calculation, respectively.

          The following table presents information necessary to calculate basic and diluted net earnings per common share (thousands, except per share amounts):

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
Weighted average shares - basic	77,580	78,087	77,375	78,067
Common share equivalents	1,398	1,319	1,392	1,308
Weighted average shares - diluted	78,978	79,406	78,767	79,375
Net earnings for basic and diluted earnings per share computation	$44,579	$30,966	$97,713	$65,535
Net earnings per share - basic	$0.57	$0.40	$1.26	$0.84
Net earnings per share - diluted	$0.56	$0.39	$1.24	$0.83

Note F – Shareholders’ Equity

          The Company reports accumulated other comprehensive loss as a separate item in the shareholders’ equity section of the balance sheet.

          Total comprehensive income and its components are as follows (thousands of dollars):

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
Net earnings	$44,579	$30,966	$97,713	$65,535
Foreign currency translation adjustment	(3,670)	(18,306)	32,102	(3,025)
Realization upon sale of business	(101)	—	(101)	—
Net gain (loss) on hedging derivatives, net of deferred taxes	389	197	134	314
Pension and postretirement liability adjustment, net of deferred taxes	1,444	574	1,303	1,144
Total comprehensive income	$42,641	$13,431	$131,151	$63,968

          Total accumulated other comprehensive loss (OCL) and its components at January 31, 2011 and July 31, 2010 are as follows (thousands of dollars):

	January 31, 2011	July 31, 2010
Foreign currency translation adjustment	$91,195	$59,194
Net loss on hedging derivatives, net of deferred taxes	(328)	(462)
Pension and postretirement liability, net of deferred taxes	(97,915)	(99,218)
Total accumulated other comprehensive loss	$(7,048)	$(40,486)

          The Company’s Board of Directors authorized the repurchase of 8.0 million shares of common stock on March 26, 2010. During the three months ended January 31, 2011 the Company did not repurchase any shares. During the six months ended January 31, 2011, the Company repurchased 149,994 shares for $6.5 million at an average price of $43.27 per share. As of January 31, 2011 the Company had remaining authorization to repurchase up to 6.8 million shares pursuant to the current authorization.

          On January 28, 2011, the Company’s Board of Directors declared a cash dividend in the amount of $0.13 per common share payable to stockholders of record on February 25, 2011. The dividend will be paid on March 18, 2011.

Note G – Segment Reporting

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

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company
Three Months Ended January 31, 2011:
Net sales	$331,122	$205,983	$—	$537,105
Earnings before income taxes	44,203	29,127	(5,323)	68,007

Three Months Ended January 31, 2010:
Net sales	$256,423	$179,699	$—	$436,122
Earnings before income taxes	27,256	14,293	(4,012)	37,537

Six Months Ended January 31, 2011:
Net sales	$664,891	$409,123	$—	$1,074,014
Earnings before income taxes	92,654	59,162	(11,852)	139,964
Assets	779,080	482,014	334,013	1,595,107

Six Months Ended January 31, 2010:
Net sales	$507,749	$356,453	$—	$864,202
Earnings before income taxes	59,298	35,487	(7,234)	87,551
Assets	652,540	474,479	247,435	1,374,454

          For the three and six months ended January 31, 2010, net sales reflect the reclassification of $6,773 and $14,127, respectively, earnings before income taxes reflect a reclassification of $700 and $1,842, respectively, and assets reflect a reclassification of $27,099 as of January 31, 2010, as a result of an internal reorganization of Industrial Hydraulics from Industrial Products to Engine Products, which became effective August 1, 2010.

          The Industrial Products segment incurred $0.7 million of restructuring expenses during the three months ended October 31, 2010. There were no restructuring expenses incurred during the three months ended January 31, 2011. The Engine Products and Industrial Products segments incurred $0.5 million and $4.6 million of restructuring expenses for the three months ended January 31, 2010, respectively, and $1.4 million and $5.0 million of restructuring expenses for the six months ended January 31, 2010, respectively.

          There were no Customers over 10 percent of net sales for the three or six months ended January 31, 2011 and 2010. There was one Customer over 10 percent of gross accounts receivable as of January 31, 2011. There were no Customers over 10 percent of gross accounts receivable as of January 31, 2010.

Note H – Goodwill and Other Intangible Assets

          Goodwill is assessed for impairment between annual assessments whenever events or circumstances make it more likely than not that an impairment may have occurred. The Company’s most recent annual impairment assessment for goodwill was completed during the third quarter of Fiscal 2010. The results of this assessment showed that the fair values of the reporting units to which goodwill is assigned continue to substantially exceed the book values of the respective reporting units, resulting in no goodwill impairment. As of August 1, 2010, as a result of an internal reorganization, the Company transferred Industrial Hydraulics, a component of its Industrial Filtration Solutions Products within the Industrial Products segment to After markets Products within the Engine Products segment, along with the goodwill associated with this component. Following is a reconciliation of goodwill for the six months ending January 31, 2011 (thousands of dollars):

	Engine Products	Industrial Products	Total Goodwill
Balance as of July 31, 2010	$60,914	$104,401	$165,315
Goodwill reclassified	11,258	(11,258)	—
Disposition activity	—	(325)	(325)
Foreign exchange translation	388	2,836	3,224
Balance as of January 31, 2011	$72,560	$95,654	$168,214

          Dispositions of goodwill during the quarter relate to the sale of its Ultracool chiller business, based in Terrassa, Spain for $3.6 million, which resulted in a gain on sale of $0.4 million. The Ultracool chiller business manufactured industrial circulation chillers and was part of the Company’s Industrial Products segment.

          As of January 31, 2011, other intangible assets were $55.9 million, a $2.4 million decrease from the balance of $58.3 million at July 31, 2010. The decrease in other intangible assets is due to amortization of existing assets of $2.9 million which was offset by a $0.5 million increase due to foreign exchange translation. There were no intangible asset additions during the six months ended January 31, 2011.

Note I – Guarantees

          The Company and Caterpillar Inc. equally own the shares of Advanced Filtration Systems Inc. (AFSI), an unconsolidated joint venture, and guarantee certain debt of the joint venture. As of January 31, 2011 the joint venture had $25.0 million of outstanding debt of which the Company guarantees half. For the three and six months ended January 31, 2011, the Company recorded $0.7 million and $0.9 million of earnings for this equity method investment, respectively. The Company recorded $0.2 million of earnings for this equity method investment during both the three and six months ended January 31, 2010. During the three and six months ended January 31, 2011 and 2010, the Company also recorded royalty income of $1.6 million and $3.3 million, respectively, and $1.3 million and $2.5 million, respectively, related to AFSI.

          At January 31, 2011, the Company had a contingent liability for standby letters of credit totaling $20.0 million that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of a specified bond financing agreement and insurance contract terms as detailed in each letter of credit. At January 31, 2011, there were no amounts drawn upon these letters of credit.

Note J – Warranty

          The Company estimates warranty costs using standard quantitative measures based on historical warranty claim experience and evaluation of specific Customer warranty issues. Following is a reconciliation of warranty reserves for the six months ended January 31, 2011 and 2010 (thousands of dollars):

	January 31,
	2011	2010
Beginning balance	$15,707	$9,215
Accruals for warranties issued during the reporting period	3,436	3,702
Accruals related to pre - existing warranties (including changes in estimates)	2,367	(873)
Less settlements made during the period	(4,342)	(1,775)
Ending balance	$17,168	$10,269

          The increase in warranty accruals is primarily due to a specific warranty matter in the Company’s Retrofit Emissions Products group. An expense of $1.5 million was recorded, net of supplier recoveries, for this matter during the first six months of Fiscal 2011.

Note K – Employee Benefit Plans

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

          Net periodic pension costs for the Company’s pension plans include the following components (thousands of dollars):

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
Net periodic cost:
Service cost	$4,102	$3,320	$8,074	$6,638
Interest cost	4,851	4,923	9,661	9,845
Expected return on assets	(6,856)	(7,157)	(13,696)	(14,313)
Transition amount amortization	55	59	109	119
Prior service cost amortization	112	74	228	148
Actuarial loss amortization	842	732	1,652	1,464
Net periodic benefit cost	$3,106	$1,951	$6,028	$3,901

          The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. For the six months ended January 31, 2011, the Company made contributions of $4.6 million to its non-U.S. pension plans and a discretionary contribution of $20.0 million to its U.S. pension plans. The Company does not currently plan to make any additional contributions to its U.S. pension plans in Fiscal 2011. The Company currently estimates that it will contribute up to an additional $2.0 million to its non-U.S. pension plans during the remainder of Fiscal 2011.

Note L – Financial Instruments

          The Company uses forward exchange contracts to manage its exposure to fluctuations in foreign exchange rates. The Company enters into forward exchange contracts of generally less than one year to hedge forecasted transactions between its subsidiaries and to reduce potential exposure related to fluctuations in foreign exchange rates for existing recognized assets and liabilities. It also utilizes forward exchange contracts for anticipated intercompany and third-party transactions such as purchases, sales, and dividend payments denominated in local currencies. Forward exchange contracts are designated as cash flow hedges as they are designed to hedge the variability of cash flows associated with the underlying existing recognized or anticipated transactions. Changes in the value of derivatives designated as cash flow hedges are recorded in other comprehensive loss in shareholders’ equity until earnings are affected by the variability of the underlying cash flows. At that time, the applicable amount of gain or loss from the derivative instrument that is deferred in shareholders’ equity is reclassified to earnings. Effectiveness is measured using spot rates to value both the hedge contract and the hedged item. The excluded forward points, as well as any ineffective portions of hedges, are recorded in earnings through the same line as the underlying transaction. During the first six months of Fiscal 2011, $0.2 million of losses were recorded due to the exclusion of forward points from the assessment of hedge effectiveness.

          These unrealized losses and gains are reclassified, as appropriate, when earnings are affected by the variability of the underlying cash flows during the term of the hedges. The Company expects to record $0.5 million of net deferred losses from these forward exchange contracts during the next 12 months.

          The impact on accumulated other comprehensive loss and earnings from foreign exchange contracts that qualified as cash flow hedges for the six months ended January 31, 2011 and 2010 was as follows (thousands of dollars):

	January 31,
	2011	2010
Net carrying amount at beginning of year	$(660)	$(650)
Cash flow hedges deferred in other comprehensive income	(1,078)	(1,162)
Cash flow hedges reclassified to income (effective portion)	1,312	1,664
Change in deferred taxes	(71)	(159)
Net carrying amount at January 31	$(497)	$(307)

Note M – Fair Values

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

          The Company is exposed to changes in the fair value of its fixed-rate debt resulting from interest rate fluctuations. To hedge this exposure, the Company entered into three fixed-to-variable interest rate swaps for $25 million each on December 15, 2010. These interest rate swaps are accounted for as fair value hedges. Changes in the payment of interest resulting from the interest rate swaps are recorded as a component of interest expense.

          The following summarizes the Company’s fair value of outstanding derivatives at January 31, 2011 and July 31, 2010, on the Consolidated Balance Sheets (thousands of dollars):

	January 31, 2011	July 31, 2010

Asset derivatives recorded under the caption Prepaids and other current assets
Foreign exchange contracts	$1,077	$807

Asset derivatives recorded under the caption Other assets
Interest rate swap asset	$588	$4,590

Liability derivatives recorded under the caption Other current liabilities
Foreign exchange contracts	$1,987	$2,127

          The Company’s derivative financial instruments present certain market and counterparty risks. However, concentration of counterparty risk is mitigated as the Company deals with a variety of major banks worldwide. In addition, only conventional derivative financial instruments are utilized. The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding failed to perform according to the terms of its agreement. At this time, the Company does not require collateral or any other form of securitization to be furnished by the counterparties to its derivative instruments.

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

	Significant Other Observable Inputs (Level 2)*
	January 31, 2011	July 31, 2010
Forward exchange contracts - net liability position	$(910)	$(1,320)
Interest rate swaps - net asset position	588	4,590

          * Inputs to the valuation methodology of level 2 assets include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Note N – Commitments and Contingencies

          The Company records provisions with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter. The Company believes the recorded reserves in its consolidated financial statements are adequate in light of the probable and estimable outcomes. The recorded liabilities were not material to the Company’s financial position, results of operation, or liquidity, and the Company does not believe that any of the currently identified claims or litigation will materially affect its financial position, results of operation, or liquidity.

          On March 31, 2008, S&E Quick Lube, a filter distributor, filed a lawsuit in U.S. District Court for the District of Connecticut alleging that 12 filter manufacturers, including the Company, engaged in a conspiracy to fix prices, rig bids, and allocate U.S. Customers for aftermarket automotive filters. This lawsuit seeks various remedies including injunctive relief and monetary damages of an unspecified amount and is a purported class action on behalf of direct purchasers of automotive aftermarket filters from the defendants. Parallel purported class actions, including on behalf of a variety of direct and indirect purchasers of aftermarket filters, have been filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. The U.S. cases have been consolidated into a single multi-district litigation in the Northern District of Illinois. In addition, on April 16, 2009, the Attorney General of the State of Florida filed a complaint in the U.S. District Court for the Northern District of Illinois based on these same allegations. The Company will vigorously defend the claims raised in these lawsuits. The Company understands that the Antitrust Division of the Department of Justice (DOJ) was investigating the allegations raised in these suits and issued subpoenas in connection with that investigation. The Company has not been contacted by the DOJ in connection with the DOJ investigation, but public reports indicate that the DOJ officially closed that investigation in January 2010. In June 2010, the United States gave notice of its election to decline intervention in a qui tam action entitled United States of America, ex rel. William G. Burch v. Champion Laboratories, Inc. et al., which had been filed under seal in December 2009 in the United States District Court for the Northern District of Oklahoma. After that notice, the matter no longer remained under seal. In August 2010, the County of Suffolk, New York, filed a purported class action entitled County of Suffolk, New York, v. Champion Laboratories, et al., in the United States District Court for the Eastern District of New York. Both the Burch qui tam action and the Suffolk action contain allegations similar to those made in the multi-district litigation already pending in the Northern District of Illinois. The Company denies any liability in either action and intends to vigorously defend the claims raised in these lawsuits. In June 2010, the Attorney General of the State of Washington served the Company with a Civil Investigative Demand inquiring into the same issues as those raised in the complaint filed by the State of Florida. The Company is cooperating with the Washington investigation but has denied any wrongdoing.

          On May 19, 2010, the Air Resources Board for the State of California (ARB) revoked its verification of the Company’s DFM Diesel Multi-Stage Filter System (DMF) for use with on-road diesel engines, for which verification was originally issued on December 16, 2005. Under the ARB revocation, the DMF system may not be sold, installed or offered for sale as an ARB verified system. The Company issued a product bulletin for its DMF product on February 8, 2010 and subsequently submitted a proposal to ARB to address a failure mode that can occur when an engine is not operating in compliance with the requirements for engine performance and temperature. On July 28, 2010, ARB issued its approval for the Company’s service campaign. The Company is currently working with the Environmental Protection Agency (EPA) and state regulatory authorities regarding its field service campaign for sales outside California.

          In addition, ARB has notified the Company by letter that it may seek fines and penalties in connection with the past sales of the DMF product in California. The Company denies that any sales were made in California without ARB verification. The Company is not currently selling any DMF product and is working with the EPA and state regulatory authorities to obtain the necessary approvals. The impact of ceasing all DMF product sales is not material to our operating results or liquidity. Therefore, we do not anticipate a material adverse impact to our financial results due to the issues related to the DMF product.

Note O – Income Taxes

          The effective tax rate for the three and six months ended January 31, 2011, was 34.4 percent and 30.2 percent, respectively. The effective tax rate for the three and six months ended January 31, 2010, was 17.5 percent and 25.1 percent, respectively. The increase in our effective tax rate for both the three and six months ending January 31, 2011, was primarily due to a $4.0 million charge related to the reorganization of our subsidiary holdings to improve our global business and legal entity structure. This was partially offset by $0.9 million in tax benefits primarily from the retroactive reinstatement of the Research and Experimentation Credit in the United States. For the six months ending January 31, 2011, the net of discrete tax expense items was $0.4 million, compared to $4.4 million of benefits from the expiration of the statute of limitations at a foreign subsidiary and other discrete items in the prior year.

          The Company’s uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. The following tax years, in addition to the current year, remain subject to examination, at least for certain issues, by the major tax jurisdictions indicated:

Major Jurisdictions	Open Tax Years
Belgium	2005 through 2010
China	2000 through 2010
France	2008 through 2010
Germany	2004 through 2010
Italy	2003 through 2010
Japan	2009 through 2010
Mexico	2005 through 2010
Thailand	2005 through 2010
United Kingdom	2009 through 2010
United States	2007 through 2010

          At January 31, 2011, the total unrecognized tax benefits were $18.7 million, and accrued interest and penalties on these unrecognized tax benefits were $2.1 million. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. If the Company were to prevail on all unrecognized tax benefits recorded, substantially all of the unrecognized tax benefits would benefit the effective tax rate. With an average statute of limitations of about 5 years, up to $3.6 million of the unrecognized tax benefits could potentially reverse in the next 12 month period, unless extended by audit. It is possible that quicker than expected settlement of either current or future audits and disputes would cause additional reversals of previously recorded reserves in the next 12 month period. Currently, the Company has approximately $0.9 million of unrecognized tax benefits that are in dispute with various taxing authorities related to transfer pricing and deductibility of expenses. Quantification of an estimated range and timing of future audit settlements cannot be made at this time.

Note P – Restructuring and Asset Impairment

          The following is a reconciliation of restructuring reserves (in thousands of dollars):

Balance at July 31, 2008	$—
Accruals for restructuring during the reporting period	17,755
Less settlements made during the period	(13,915)
Balance at July 31, 2009	$3,840
Accruals for restructuring during the reporting period	10,165
Less settlements made during the period	(9,866)
Balance at July 31, 2010	$4,139
Accruals for restructuring during the reporting period	759
Less settlements made during the period	(4,834)
Balance at January 31, 2011	$64

          The Company commenced certain restructuring actions in Fiscal 2009 in response to the dramatic downturn in the worldwide economy. The restructuring expenses in the first quarter of 2011 include employee severance costs for approximately five employees related to the completion of the Company’s planned restructuring activities. The Company did not previously anticipate these additional charges in the first quarter of 2011. The Company did not incur any restructuring charges during the second quarter of 2011 and does not expect to incur additional restructuring charges during the remainder of Fiscal 2011. The remaining liability will be settled during Fiscal 2011.

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

          Restructuring expense detail is summarized as follows (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
Gross Margin	$—	$3,366	$20	$4,122
Operating expenses	—	1,720	739	2,228
Total restructuring expenses	$—	$5,086	$759	$6,350

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The Company is a worldwide manufacturer of filtration systems and replacement parts. The Company’s core strengths are leading filtration technology, strong Customer relationships, and its global presence. Products are manufactured at 40 plants around the world and through three joint ventures.

          The Company has two reporting segments: Engine Products and Industrial Products. Products in the Engine Products segment consist of air filtration systems, exhaust and emissions systems, liquid filtration systems, and replacement filters. The Engine Products segment sells to original equipment manufacturers (OEMs) in the construction, mining, agriculture, aerospace, defense, and truck markets, and to OEM dealer networks, independent distributors, private label accounts, and large equipment fleets. Products in the Industrial Products segment consist of dust, fume, and mist collectors, compressed air purification systems, air filtration systems for gas turbines, PTFE membrane based products, and specialized air filtration systems for applications including computer hard disk drives. The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines, and OEMs and end-users requiring clean air.

          The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report.

Overview

          The Company reported diluted net earnings per share of $0.56 for the second quarter of Fiscal 2011, up from $0.39 in the second quarter of the prior year. Net earnings for the quarter were $44.6 million, compared to $31.0 million in the second quarter of the prior year. The Company reported sales in the second quarter of Fiscal 2011 of $537.1 million, an increase of 23.2 percent from $436.1 million in the second quarter of the prior year. The impact of foreign currency translation decreased reported sales by 0.8 percent in the quarter compared to the prior year quarter.

          Continued strengthening of product demand in many of the Company’s end markets and in all regions drove the 23 percent year-over-year sales increase. The Company’s higher sales levels, combined with its improved cost structure as a result of the Company’s ongoing Continuous Improvement initiatives, resulted in operating margin performance of 12.6 percent and a 72.7 percent increase in the Company’s operating income over the prior year quarter. As the sales have grown, the Company has added people and significantly increased investments, but at a slower rate than the sales growth. Purchased raw material costs were up slightly in the quarter and are expected to further increase during the balance of this fiscal year. The Company plans to offset the majority of the impact of these cost increases through the ongoing Continuous Improvement initiatives and selective price increases. There were no pre-tax restructuring charges for the quarter ended January 31, 2011, as compared to $5.1 million of pre-tax restructuring charges included in the above results for the quarter ended January 31, 2010. The Company has incurred total restructuring costs of $28.7 million since commencing its restructuring activities in Fiscal 2009. The Company’s restructuring activities are now completed. The Company expects ongoing savings from these actions of $20.0 million annually, consistent with management’s original estimates.

          Sales in the Company’s Engine Products’ segment and Industrial Products’ segments increased 29 percent and 15 percent, respectively. Business levels improved in all of the Company’s regions as local currency sales increased 31 percent in the Americas, 20 percent in Europe, 21 percent in South Africa and 18 percent in Asia.

Results of Operations

          Sales in the U.S. increased $51.9 million or 31.2 percent compared to the second quarter of the prior year. Total international sales increased $49.1 million or 18.2 percent in the second quarter compared to the prior year. Sales in Asia increased $25.9 million or 24.8 percent, sales in Europe increased $14.2 million or 10.3 percent and other international sales increased $9.0 million or 32.4 percent for the second quarter of Fiscal 2011 as compared to the prior year period. Translated at constant exchange rates, total international sales increased 19.5 percent over the prior year quarter. For the six month period ended January 31, 2011, sales in the U.S. increased $106.4 million or 31.6 percent from the prior year and total international sales increased $103.4 million or 19.6 percent from the prior year.

          The impact of foreign currency translation during the second quarter of Fiscal 2011 decreased net sales by $3.5 million, or 0.8 percent from the prior year second quarter. The impact of foreign currency translation on the year-to-date results as of the second quarter of Fiscal 2011 decreased net sales by $7.2 million, or 0.8 percent. Worldwide sales for the second quarter of Fiscal 2011, excluding the impact of foreign currency translation, increased 24.0 percent from the second quarter of the prior year and 25.1 percent year-to-date over the prior year. The impact of foreign currency translation increased net earnings by $0.2 million and $0.3 million, or 0.5 percent and 0.4 percent for the three and six month periods ended January 31, 2011.

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

          Following is a reconciliation to the most comparable U.S. GAAP financial measure of these non-U.S. GAAP financial measures (thousands of dollars):

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
Net sales, excluding foreign currency translation	$540,594	$411,964	$1,081,230	$833,435
Foreign currency translation	(3,489)	24,158	(7,216)	30,767
Net sales	$537,105	$436,122	$1,074,014	$864,202

Net earnings, excluding foreign currency translation	$44,417	$29,529	$97,432	$63,994
Foreign currency translation	162	1,437	281	1,541
Net earnings	$44,579	$30,966	$97,713	$65,535

          Gross margin for the second quarter of Fiscal 2011 was 35.3 percent for the quarter and 35.2 percent year-to-date, compared to prior year margins of 33.5 percent and 34.1 percent, respectively. The improved gross margin was the result of better fixed cost absorption and the Company’s ongoing Continuous Improvement initiatives, partially offset by increases in purchased raw material costs and a change in the Company’s sales mix. The prior year three and six month periods included $3.4 million and $4.1 million of restructuring charges, as compared to none and less than $0.1 million in the current year. The Company estimates that completed restructuring plans generated approximately $1.2 million of incremental gross margin in the current year compared to the prior year.

          Operating expenses were $122.1 million for the quarter, up 14.2 percent from $106.9 million in the prior year period. As a percent of sales, operating expenses for the second quarter decreased to 22.7 percent from 24.5 percent for the prior year quarter due to the increased sales volume. The second quarter operating expenses included no restructuring costs, as compared to $1.7 million in the second quarter of the prior year. The second quarter of Fiscal 2011 also included $4.0 million for the majority of the Company’s annual stock option expense, compared to $5.0 million last year. In addition, during the second quarter of Fiscal 2011, the Company incurred $1.8 million in professional fees related to the reorganization of its subsidiary holdings to improve their global business and legal entity structure. Operating expenses year-to-date were $235.7 million, or 21.9 percent of sales, compared to $202.9 million, or 23.5 percent of sales, in the prior year. The first quarter included an expense of $1.5 million, net of supplier recoveries, due to a specific Retrofit Emissions Products warranty matter. Restructuring costs in the current year include employee workforce reductions of approximately five employees related to the completion of the Company’s planned restructuring activities. The Company did not previously anticipate these additional charges in the first quarter of 2011 and does not expect to incur additional restructuring charges during the remainder of Fiscal 2011. The Company estimates that previously completed restructuring plans generated approximately $0.3 million of operating expense savings in the year compared to the prior year.

          Other income for the second quarter of Fiscal 2011 totaled $3.5 million, compared to $1.3 million in the second quarter of the prior year. Other income for the second quarter consisted of royalty income of $2.2 million, income from unconsolidated affiliates of $1.4 million, interest income of $0.6 million, and other miscellaneous income of $1.0 million, partially offset by foreign exchange losses of $0.9 million and transfer taxes related to our reorganization of our subsidiary holdings of $0.8 million. For the quarter, interest expense was $2.9 million, up slightly from $2.8 million in the second quarter of the prior year. Year-to-date other income totaled $4.6 million compared to $1.8 million reported in the prior year. The increase was driven by an increase in royalty income of $1.1 million, a $1.9 million increase in income from unconsolidated affiliates, and a $0.5 million increase in interest income, partially offset by an increase in foreign exchange losses of $0.2 million and a $0.5 million net increase in other miscellaneous expense. Year-to-date interest expense was $6.6 million, up from $5.7 million in the prior year.

          The effective tax rate for the three and six months ended January 31, 2011, was 34.4 percent and 30.2 percent, respectively. The effective tax rate for the three and six months ended January 31, 2010 was 17.5 percent and 25.1 percent, respectively. The increase in our effective tax rate for both the three and six months ending January 31, 2011, was primarily due to a $4.0 million charge related to the reorganization of our subsidiary holdings to improve our global business and legal entity structure. This was partially offset by $0.9 million in other tax benefits primarily from the retroactive reinstatement of the Research and Experimentation Credit in the United States. For the six months ending January 31, 2011, the net of discrete tax expense items was $0.4 million, compared to $4.4 million of tax benefits from the expiration of the statute of limitations at a foreign subsidiary and other discrete items in the prior year.

Operations by Segment

          Following is financial information for the Company’s Engine Products and Industrial Products segments. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, and interest income and expense. Segment detail is summarized as follows (thousands of dollars):

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company
Three Months Ended January 31, 2011:
Net sales	$331,122	$205,983	$—	$537,105
Earnings before income taxes	44,203	29,127	(5,323)	68,007

Three Months Ended January 31, 2010:
Net sales	$256,423	$179,699	$—	$436,122
Earnings before income taxes	27,256	14,293	(4,012)	37,537

Six Months Ended January 31, 2011:
Net sales	$664,891	$409,123	$—	$1,074,014
Earnings before income taxes	92,654	59,162	(11,852)	139,964
Assets	779,080	482,014	334,013	1,595,107

Six Months Ended January 31, 2010:
Net sales	$507,749	$356,453	$—	$864,202
Earnings before income taxes	59,298	35,487	(7,234)	87,551
Assets	652,540	474,479	247,435	1,374,454

Following are net sales by product category within the Engine Products and Industrial Products segments (thousands of dollars):

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
Engine Products segment:
Off-Road Products	$73,852	$48,578	$146,498	$93,010
Aerospace and Defense Products	23,724	28,503	50,578	57,689
On-Road Products	28,747	18,973	57,802	36,890
Aftermarket Products*	199,891	156,130	401,758	311,793
Retrofit Emissions Products	4,908	4,239	8,255	8,367
Total Engine Products segment	331,122	256,423	664,891	507,749
Industrial Products segment:
Industrial Filtration Solutions Products	123,430	103,140	242,783	204,070
Gas Turbine Products	34,871	30,959	70,376	65,184
Special Applications Products	47,682	45,600	95,964	87,199
Total Industrial Products segment	205,983	179,699	409,123	356,453
Total Company	$537,105	$436,122	$1,074,014	$864,202

*	Includes replacement part sales to the Company’s OEM Engine Products Customers.

                    For the three and six months ended January 31, 2010, sales reflect the reclassification of $6,773 and $14,127, respectively, earnings before income taxes reflect a reclassification of $700 and $1,842, respectively, and assets reflect a reclassification of $27,099 as of January 31, 2011, as a result of an internal reorganization of Industrial Hydraulics from Industrial Products to Engine Products, which became effective August 1, 2010.

Engine Products Segment For the second quarter of Fiscal 2011, worldwide Engine Products sales were $331.1 million, an increase of 29.1 percent from $256.4 million in the second quarter of the prior year. Sales in the U.S. increased by 31.3 percent compared to the same period in the prior year and international sales increased by 27.2 percent as discussed below. The impact of foreign currency translation during the second quarter of Fiscal 2011 decreased sales by $0.8 million, or 0.3 percent. Earnings before income taxes as a percentage of sales of 13.3 percent increased from 10.6 percent in the prior year period. There were no restructuring expenses for the Engine Products segment for the current quarter, as compared to $0.5 million in the prior year period. Year-to-date worldwide net sales were $664.9 million, an increase of 30.9 percent from $507.7 million in the prior year. International Engine Products sales increased 30.6 percent and sales in the United States increased 31.3 percent from the prior year on a year-to-date basis. The impact of foreign currency translation on the year-to-date results as of the second quarter of Fiscal 2011 decreased sales by $2.5 million, or 0.5 percent. Year-to-date earnings before income taxes as a percentage of Engine Products segment sales of 13.9 percent increased from 11.7 percent in the prior year. For the six months ended January 31, 2011, the Engine Products segment incurred $0.1 million in restructuring charges, compared to $1.4 million in the prior year. The earnings improvement for the three and six months ended January 31, 2011, was driven by better absorption of fixed costs due to improved volumes and ongoing Continuous Improvement initiatives, partially offset by increased purchased raw material costs compared to the prior year periods.

          Worldwide sales of Off-Road Products in the current quarter were $73.9 million, an increase of 52.0 percent from $48.6 million in the second quarter of the prior year, driven by an overall increase in build rates at the Company’s OEM Customers. U.S. sales of Off-Road Products increased 45.3 percent. International sales were up 56.6 percent from the second quarter of the prior year with increases in Asia and Europe of 65.9 percent and 49.5 percent, respectively. Year-to-date worldwide Off-Road Products sales totaled $146.5 million, an increase of 57.5 percent from $93.0 million in the prior year. Year-to-date sales of Off-Road Products increased 50.5 percent in the United States and increased 62.6 percent internationally over the prior year. For both the three and six months ended January 31, 2011, the sales increases were driven by higher demand for agriculture and mining equipment due to higher commodity prices and improved sales of heavy construction equipment, which was due to increased global infrastructure spending in developing economies. These increases were slightly offset by U.S. residential and non-residential construction markets which continued to decrease over the prior year, resulting in lower sales of the Company’s products into those markets.

          Worldwide sales of Aerospace and Defense Products were $23.7 million, a decrease of 16.8 percent from $28.5 million in the second quarter of the prior year. Sales decreased in the U.S. by 23.2 percent. International Aerospace and Defense Products sales increased by 11.8 percent, driven by increased sales in Europe of 13.1 percent. Year-to-date, worldwide Aerospace and Defense Products sales totaled $50.6 million, a decrease of 12.3 percent from $57.7 million in the prior year. Year-to-date sales of Aerospace and Defense Products decreased 17.1 percent in the United States and increased 8.8 percent internationally over the prior year. For both the three and six month periods ended January 31, 2011, sales in the U.S. decreased primarily as a result of slowdowns in U.S. military activity, which is causing an associated slowdown in government procurement spending for major programs. These decreases were slightly offset by increases in sales due to improved market share and an expansion of the Company’s distribution capabilities in Europe.

          Worldwide sales of On-Road Products in the current quarter were $28.7 million, an increase of 51.5 percent from $19.0 million in the second quarter of the prior year. International On-Road Products sales increased by 25.2 percent, driven by increased sales in Europe of 45.9 percent. Sales increased in the U.S. by 84.0 percent over the prior year quarter, due to higher content per truck, a slightly higher market share and an increase in Customer truck build rates. Class 8 build rates increased 30.2 percent and medium duty truck build rates increased 22.2 percent over the prior year quarter. Year-to-date worldwide On-Road Products sales totaled $57.8 million, an increase of 56.7 percent from $36.9 million in the prior year. International On-Road Products sales increased 37.0 percent from the prior year on a year-to-date basis. On-Road Products sales in the United States increased 78.5 percent from the prior year on a year-to-date basis.

          Worldwide sales of Aftermarket Products in the second quarter were $199.9 million, an increase of 28.0 percent from $156.1 million in the second quarter of the prior year. U.S. Aftermarket Products sales increased 40.6 percent. International sales were up 19.0 percent from the prior year quarter, driven primarily by increased sales in Asia of 37.7 percent and Mexico of 26.3 percent. Year-to-date worldwide Aftermarket Products sales totaled $401.8 million, an increase of 28.9 percent from $311.8 million in the prior year. Year-to-date Aftermarket Products sales increased 38.7 percent in the United States and 21.6 percent internationally over the prior year. The sales increases in the U.S. and internationally for the three and six months ended January 31, 2011, were attributable to improved heavy truck and Off-Road equipment utilization rates from a year ago, increased distribution and market share growth, and the continued increase in the percentage of equipment in the field that uses proprietary Company filter systems.

          Worldwide sales of Retrofit Emissions Products in the second quarter were $4.9 million, an increase of 15.8 percent from $4.2 million in the second quarter of the prior year. The Company’s Retrofit Emissions Products sales are solely in the U.S. Although sales of Retrofit Emissions Products increased, challenges still remain in the supply chain for certain components and delays in regulatory approval for certain of the Company’s products. Year-to-date worldwide Retrofit Emissions Products sales were $8.3 million, relatively flat compared to $8.4 million in the prior year.

Industrial Products Segment For the current quarter, worldwide sales in the Industrial Products segment were $206.0 million, an increase of 14.6 percent from $179.7 million in the second quarter of the prior year. Total second quarter international Industrial Products sales were up 9.1 percent compared to the same period in the prior year, while sales in the U.S. increased by 31.1 percent. The impact of foreign currency translation during the second quarter decreased sales by $2.7 million, or 1.5 percent. Earnings before income taxes as a percentage of sales for the second quarter of Fiscal 2011 of 14.1 percent increased from 8.0 percent in the prior year period. The Industrial Products segment did not incur any restructuring expenses for the current quarter, compared to $4.6 million in the prior year period. Year-to-date worldwide net sales were $409.1 million, up 14.8 percent from $356.5 million in the prior year. International Industrial Products sales increased 8.6 percent and sales in the United States increased 32.4 percent from the prior year on a year-to-date basis. The impact of foreign currency translation on the year-to-date results decreased sales by $4.7 million, or 1.3 percent. Year-to-date earnings before income taxes as a percentage of Industrial Products segment sales of 14.5 percent increased from 10.0 percent in the prior year. The improvement in earnings as a percentage of sales over the prior year for the three and six months ended January 31, 2011, was driven by better leverage of fixed operating costs, better plant utilization, and a small gain on the sale of the Company’s Ultracool chiller business. In addition, the Industrial Products segment incurred $0.7 million of restructuring expenses year-to-date as compared to $4.9 million in the prior year.

          Worldwide sales of Industrial Filtration Solutions in the current quarter were $123.4 million, an increase of 19.7 percent from $103.1 million in the prior year. International sales increased 12.7 percent from the prior year period, with Asia sales increasing 27.2 percent, Europe sales increasing 4.9 percent and Mexico sales increasing 73.4 percent. Sales in the U.S. increased 37.4 percent from the prior year quarter. Year-to-date worldwide sales of Industrial Filtration Solutions were $242.8 million, up 19.0 percent from $204.1 million in the prior year. International Industrial Filtration Solutions sales increased 12.6 percent from the prior year on a year-to-date basis. Sales in the United States increased 34.6 percent from the prior year on a year-to-date basis. Overall, for the three and six months ended January 31, 2011, the Company continued to experience improved market conditions for its Industrial Filtration Solutions. The increased sales were due to a rebound in demand for industrial dust collectors, compressed air purification systems, and replacement parts. North American general industrial activity remained strong as evidenced by an 85 percent increase in machine tool consumption in the United States during calendar year 2010 as compared to calendar year 2009.

          Worldwide sales of the Company’s Gas Turbine Products in the second quarter were $34.9 million, an increase of 12.6 percent from sales of $31.0 million in the prior year quarter. Year-to-date worldwide Gas Turbine Products sales were $70.4 million, an increase of 8.0 percent from $65.2 million in the prior year. While sales remained stable at lower rates for our large Gas Turbine Products, overall sales were boosted by additional demand for smaller systems used in the oil and gas industry for both the three and six months ended January 31, 2011.

          Worldwide sales of Special Application Products in the second quarter were $47.7 million, an increase of 4.6 percent from $45.6 million in the prior year quarter. International sales increased by 6.4 percent from the prior year period. Sales increased in Europe by 32.9 percent and in Asia by 2.2 percent over the prior year quarter. The sales increases were driven by strong sales in some of the Company’s product lines serving the membrane, semiconductor, imaging, and venting end markets, partially offset by a slight decline in the Company’s disk drive filter sales due to slowing demand in the global end market for hard disk drives. Year-to-date worldwide Special Application Products sales were $96.0 million, an increase of 10.1 percent from $87.2 million in the prior year.

Liquidity and Capital Resources

          During the current fiscal year, $93.1 million of cash was generated from operating activities, compared with $85.3 million in the first six months of the prior year. Operating cash flows increased as the economy continues to improve and the Company’s sales continue to increase, which also resulted in increases in accounts receivable and inventory of $6.3 million and $20.8 million, respectively, to levels to support the increased business. The increased demand also led to increases in accounts payable of $9.9 million. For the six months ended January 31, 2011, accrued compensation decreased $16.6 million, primarily due to the payout of Fiscal 2010 bonuses. Additionally, a discretionary contribution of $20.0 million was made to the Company’s U.S. pension plans during the second quarter of Fiscal 2011.

          In the first six months of Fiscal 2011, operating cash flows and cash on hand were used to purchase $66.5 million in short-term investments, $24.1 million in capital additions, the payment of $19.5 million in dividends, the repurchase of 149,994 shares of the Company’s common stock for $6.5 million, and the repayment of $26.0 million in debt. For additional information regarding share repurchases see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

          At the end of the second quarter, the Company held $219.6 million in cash and cash equivalents, down from $232.0 million at July 31, 2010. This decrease is primarily due to the purchase of $66.5 million of short-term investments, which were purchased to increase the return on cash in excess of the Company’s current needs. Short-term investments were $66.5 million at January 31, 2011, compared to none at July 31, 2010. Short-term debt totaled $29.3 million, down from $50.0 million at July 31, 2010, primarily due to payments using cash generated from operations. The amount of unused lines of credit as of January 31, 2011 was approximately $510.9 million. Long-term debt of $212.0 million at quarter end decreased from $256.2 million at July 31, 2010. Long-term debt represented 19.5 percent of total long-term capital, defined as long-term debt plus total shareholders’ equity, compared to 25.5 percent at July 31, 2010.

          The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. For the six months ended January 31, 2011, the Company made contributions of $4.6 million to its non-U.S. pension plans and a discretionary contribution of $20.0 million to its U.S. pension plans. The Company does not currently plan to make any additional contributions to its U.S. pension plans in Fiscal 2011. The Company currently estimates that it will contribute up to an additional $2.0 million to its non-U.S. pension plans during the remainder of Fiscal 2011.

          The following table summarizes the Company’s contractual obligations as of January 31, 2011 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$252,954	$44,688	$80,141	$20,241	$107,884
Capital lease obligations	1,087	582	475	30	—
Interest on long-term debt obligations	56,385	12,894	22,425	11,155	9,911
Operating lease obligations	23,401	8,962	10,754	2,595	1,090
Purchase obligations (1)	224,521	208,901	15,166	444	10
Pension and deferred compensation (2)	61,660	4,071	7,682	7,449	42,458
Total (3)	$620,008	$280,098	$136,643	$41,914	$161,353

(1)

Purchase obligations consist primarily of inventory, tooling, contract employment services, and capital expenditures. The Company’s purchase orders for inventory are based on expected Customer demand, and quantities and dollar volumes are subject to change.

(2)

Pension and deferred compensation consists of long-term pension liabilities and salary and bonus deferrals elected by certain executives under the Company’s deferred compensation plan. Deferred compensation balances earn interest based on a treasury bond rate as defined by the plan (10 year treasury bond STRIP rate plus two percent for deferrals prior to January 1, 2011 and 10 year treasury bond rates for deferrals after December 31, 2010) and approved by the Human Resources Committee of the Board of Directors, and are payable at the election of the participants.

(3)

In addition to the above contractual obligations, the Company may be obligated for additional cash outflows of $20.7 million of potential tax obligations, including accrued interest and penalties. The payment and timing of any such payments is affected by the ultimate resolution of the tax years that are under audit or remain subject to examination by the relevant taxing authorities.

          At January 31, 2011, the Company had a contingent liability for standby letters of credit totaling $20.0 million that have been issued and are outstanding. The letters of credit guarantee payment to beneficial third parties in the event the Company is in breach of a specified financing agreement and insurance contract terms as detailed in each letter of credit. At January 31, 2011, there were no amounts drawn upon these letters of credit.

          The Company has approximately $510.9 million of unused lines of credit as of January 31, 2011. Of these, the most significant is a five-year, multi-currency revolving facility with a group of banks under which the Company may borrow up to $250 million. This facility expires on April 2, 2013. As of January 31, 2011, there was $20.0 million of borrowings under this facility. Our multi-currency revolving facility contains debt covenants specifically related to maintaining a certain interest coverage ratio and a certain leverage ratio as well as other covenants that under certain circumstances can restrict our ability to incur additional indebtedness, make investments and other restricted payments, create liens and sell assets. As of January 31, 2011, the Company was in compliance with all such covenants.

          Certain note agreements contain debt covenants related to limitations on indebtedness and interest expense. As of January 31, 2011, the Company was in compliance with all such covenants. The Company expects to remain in compliance with these covenants.

          The Company believes that, collectively, the present capital resources, internally generated funds and unused financing sources are adequate to meet cash requirements for the next 12-month period, as the Company expects to continue to generate positive cash flows from operations.

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

          The Company does not have any off-balance sheet arrangements, with the exception of the guarantee of 50 percent of certain debt of its joint venture, Advanced Filtration Systems, Inc., as further discussed in Note I of the Company’s Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies

          There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K/A for the year ended July 31, 2010.

Outlook

The Company expects a continued recovery in many of its end markets in Fiscal 2011, with higher growth rates in the emerging economies.

•

The Company is expecting its total Fiscal 2011 sales to be over $2.2 billion, or up about 18 to 20 percent from the prior year. The Company’s forecast is based on forecasted rates for the Euro of US$1.35 and 83 Yen to the US$.

•	The Company is forecasting its full year operating margin to be 13.0 to 13.8 percent.

•	The full year Fiscal 2011 tax rate is projected to be between 28 and 30 percent.

•	The full year Fiscal 2011 earnings per share is expected to be between $2.57 and $2.77.

•	The Company projects that cash generated by operating activities will be between $240 and $270 million. Capital spending is estimated to be between $70 and $80 million.

Engine Products Segment – The Company expects full year Engine Product sales to increase 21 to 26 percent, including the impact of foreign currency translation.

•

The Company anticipates sales to its construction, agricultural and mining equipment OEM Customers to remain strong globally. The Company also expects to benefit from increased market share on its Customers’ new Tier IV equipment platform.

•	The Company is forecasting moderately lower sales for its Aerospace and Defense Products due to the decreases in U.S. government spending.

•	In the Company’s On-Road Products’ business, it believes that build rates for heavy- and medium-duty trucks at its OEM Customers will continue accelerating consistent with current industry forecasts.

•

Aftermarket Products’ sales are expected to remain strong based on its current utilization rates for both heavy trucks and off-road equipment. The Company also expects to benefit as their distribution networks continue to expand in the emerging economies and from the increasing number of systems installed in the field with the Company’s proprietary filtration systems.

Industrial Products Segment – The Company forecasts full year Industrial Product sales to increase 10 to 15 percent, including the impact of foreign currency translation.

•

Industrial Filtration Solutions’ sales are projected to increase 14 to 19 percent as the demand for new filtration equipment continues to improve as general industry capital spending increases, primarily in Asia and the Americas.

•	The Company anticipates that its Gas Turbine Products’ sales will increase approximately 5 percent due to strength in the oil and gas market segment.

•

Special Applications Products’ sales are projected to increase approximately 7 percent due to growing sales of the Company’s membrane products, which are partially offset by slower disk drive filter sales.

SAFE HARBOR STATEMENT UNDER THE SECURITIES REFORM ACT OF 1995

          The Company, through its management, may make forward-looking statements reflecting the Company’s current views with respect to future events and financial performance. These forward-looking statements, which may be included in reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Item 1A of the Company’s Annual Report on Form 10-K/A for the year ended July 31, 2010, which could cause actual results to differ materially from historical results or those anticipated. The words or phrases “will likely result,” “are expected to,” “will continue,” “estimate,” “project,” “believe,” “expect,” “anticipate,” “forecast” and similar expressions are intended to identify forward-looking statements within the meaning of Section 21e of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995 (PSLRA). In particular, the Company desires to take advantage of the protections of the PSLRA in connection with the forward-looking statements made in this Quarterly Report on Form 10-Q, including those contained in the “Outlook” section of Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

          Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. In addition, the Company wishes to advise readers that the factors listed in Item 1A of the Company’s Annual Report on Form 10-K/A for the year ended July 31, 2010, as well as other factors, could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed. These factors include, but are not limited to, risks associated with: world economic factors and the ongoing economic uncertainty, the potential for some Customers to increase their reliance on their own filtration capabilities, currency fluctuations, commodity prices, political factors, the Company’s international operations, highly competitive markets, governmental laws and regulations, including the impact of the various economic stimulus and financial reform measures, the implementation of our new information technology systems, potential global events resulting in market instability including financial bailouts of sovereign nations, political changes, military and terrorist activities, health outbreaks and other factors included in Item 1A of the Company’s Annual Report on Form 10-K/A for the year ended July 31, 2010. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

          There have been no material changes in the reported market risk of the Company since July 31, 2010. See further discussion of these market risks in the Company’s Annual Report on Form 10-K/A for the year ended July 31, 2010.

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

(b)

Changes in Internal Control over Financial Reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with such evaluation during the fiscal quarter ended January 31, 2011, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

          The Company records provisions with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter. The Company believes the recorded reserves in its consolidated financial statements are adequate in light of the probable and estimable outcomes. Any recorded liabilities were not material to the Company’s financial position, results of operation, or liquidity, and the Company does not believe that any of the currently identified claims or litigation will materially affect its financial position, results of operation, and liquidity.

          On March 31, 2008, S&E Quick Lube, a filter distributor, filed a lawsuit in U.S. District Court for the District of Connecticut alleging that 12 filter manufacturers, including the Company, engaged in a conspiracy to fix prices, rig bids, and allocate U.S. Customers for aftermarket automotive filters. This lawsuit seeks various remedies including injunctive relief and monetary damages of an unspecified amount and is a purported class action on behalf of direct purchasers of automotive aftermarket filters from the defendants. Parallel purported class actions, including on behalf of a variety of direct and indirect purchasers of aftermarket filters, have been filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. The U.S. cases have been consolidated into a single multi-district litigation in the Northern District of Illinois. In addition, on April 16, 2009, the Attorney General of the State of Florida filed a complaint in the U.S. District Court for the Northern District of Illinois based on these same allegations. The Company will vigorously defend the claims raised in these lawsuits. The Company understands that the Antitrust Division of the Department of Justice (DOJ) was investigating the allegations raised in these suits and issued subpoenas in connection with that investigation. The Company has not been contacted by the DOJ in connection with the DOJ investigation, but public reports indicate that the DOJ officially closed that investigation in January 2010. In June 2010, the United States gave notice of its election to decline intervention in a qui tam action entitled United States of America, ex rel. William G. Burch v. Champion Laboratories, Inc. et al., which had been filed under seal in December 2009 in the United States District Court for the Northern District of Oklahoma. After that notice, the matter no longer remained under seal. In August 2010, the County of Suffolk, New York, filed a purported class action entitled County of Suffolk, New York, v. Champion Laboratories, et al., in the United States District Court for the Eastern District of New York. Both the Burch qui tam action and the Suffolk action contain allegations similar to those made in the multi-district litigation already pending in the Northern District of Illinois. The Company denies any liability in either action and intends to vigorously defend the claims raised in these lawsuits. In June 2010, the Attorney General of the State of Washington served the Company with a Civil Investigative Demand inquiring into the same issues as those raised in the complaint filed by the State of Florida. The Company is cooperating with the Washington investigation but has denied any wrongdoing.

          On May 19, 2010, the Air Resources Board for the State of California (ARB) revoked its verification of the Company’s DFM Diesel Multi-Stage Filter System (DMF) for use with on-road diesel engines, for which verification was originally issued on December 16, 2005. Under the ARB revocation, the DMF system may not be sold, installed or offered for sale as an ARB verified system. The Company issued a product bulletin for its DMF product on February 8, 2010 and subsequently submitted a proposal to ARB to address a failure mode that can occur when an engine is not operating in compliance with the requirements for engine performance and temperature. On July 28, 2010, ARB issued its approval for the Company’s service campaign. The Company is currently working with the Environmental Protection Agency (EPA) and state regulatory authorities regarding its field service campaign for sales outside California.

          In addition, ARB has notified the Company by letter that it may seek fines and penalties in connection with the past sales of the DMF product in California. The Company denies that any sales were made in California without ARB verification. Donaldson is not currently selling any DMF product and is working with the EPA and state regulatory authorities to obtain the necessary approvals. The impact of ceasing all DMF product sales is not material to our operating results or liquidity. Therefore, we do not anticipate a material adverse impact to our financial results due to the issues related to the DMF product.

Item 1A.	Risk Factors

          There are inherent risks and uncertainties associated with our global operations that involve the manufacturing and sale of products for highly demanding Customer applications throughout the world. These risks and uncertainties could adversely affect our operating performances or financial condition. The “Risk Factors” section in the Company’s Annual Report on Form 10-K/A for the year ended July 31, 2010, includes a discussion of these risks and uncertainties.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

          The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended January 31, 2011.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
November 1 - November 30, 2010	5,947	$53.43	—	6,837,246
December 1 - December 31, 2010	2,427	$55.13	—	6,837,246
January 1 - January 31, 2011	26,367	$59.27	—	6,837,246
Total	34,741	$57.98	—	6,837,246

(1)

On March 26, 2010, the Company announced that the Board of Directors authorized the repurchase of up to 8.0 million common shares. This repurchase authorization, which is effective until terminated by the Board of Directors, replaced the existing authority that was authorized on March 31, 2006. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the quarter ended January 31, 2011. However, the “Total Number of Shares Purchased” column of the table above includes 34,741 previously owned shares tendered by option holders in payment of the exercise price of options during the quarter. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of exercising stock options or payment of equity-based awards.

Item 6.	Exhibits

*3-A – Restated Certificate of Incorporation of Registrant as currently in effect (Filed as Exhibit 3-A to Form 10-K/A Report for the Fiscal Year ended July 31, 2010)

*3-B – Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Registrant, dated as of March 3, 2006 (Filed as Exhibit 3-B to Form 10-Q Report for the First Quarter ended October 31, 2006)

*3-C – Amended and Restated Bylaws of Registrant (as of January 30, 2009) (Filed as Exhibit 3-C to Form 10-Q Report for the Second Quarter ended January 31, 2009)

*4 – **

*4-A – Preferred Stock Amended and Restated Rights Agreement between Registrant and Wells Fargo Bank, N.A., as Rights Agent, dated as of January 27, 2006 (Filed as Exhibit 4.1 to Form 8-K Report filed February 1, 2006)

*10.1 – 2010 Master Stock Incentive Plan (Filed as Exhibit 4.5 to Registration Statement on Form S-8 (File No. 333-170729) filed November 19, 2010).

*10.2 – Form of Officer Stock Option Award Agreement under the 2010 Master Stock Incentive Plan (Filed as Exhibit 10.1 to Form 8-K report filed December 16, 2010).

*10.3 – Form of Restricted Stock Award Agreement under the 2010 Master Stock Incentive Plan (Filed as Exhibit 10.2 to Form 8-K report filed December 16, 2010).

31-A – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 – Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 – The following information from the Donaldson Company, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2011 as filed with the Securities and Exchange Commission, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

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

DONALDSON COMPANY, INC.
(Registrant)

Date: March 7, 2011	By:	/s/ William M. Cook
William M. Cook
Chairman, President and
Chief Executive Officer
(duly authorized officer)

Date: March 7, 2011	By:	/s/ Thomas R. VerHage
Thomas R. VerHage
Vice President,
Chief Financial Officer
(principal financial officer)

Date: March 7, 2011	By:	/s/ James F. Shaw
James F. Shaw
Controller
(principal accounting officer)