Form 10-Q
period 2011-04-30
DONALDSON CO INC
filed 2011-06-03
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2011 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.

Commission File Number 1-7891

DONALDSON COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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
☐ Yes   ☒ No

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $5 Par Value – 76,332,352 shares as of April 30, 2011.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
Net sales	$594,565	$497,619	$1,668,579	$1,361,821
Cost of sales	385,407	320,248	1,081,788	890,103
Gross margin	209,158	177,371	586,791	471,718
Operating expenses	125,826	105,288	361,515	308,140
Operating income, net	83,332	72,083	225,276	163,578
Interest expense	2,897	2,956	9,486	8,701
Other income, net	(1,381)	(942)	(5,990)	(2,743)
Earnings before income taxes	81,816	70,069	221,780	157,620
Income taxes	20,005	20,611	62,256	42,627
Net earnings	$61,811	$49,458	$159,524	$114,993

Weighted average shares - basic	77,325,611	77,872,665	77,358,459	78,002,070
Weighted average shares - diluted	78,704,047	79,222,705	78,762,314	79,333,246
Net earnings per share - basic	$0.80	$0.64	$2.06	$1.47
Net earnings per share - diluted	$0.79	$0.62	$2.03	$1.45
Dividends paid per share	$0.130	$0.120	$0.385	$0.350

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share amounts)
(Unaudited)

	April 30, 2011	July 31, 2010
Assets
Current assets
Cash and cash equivalents	$263,493	$232,000
Short-term investments	71,828	—
Accounts receivable, less allowance of $6,886 and $6,315	421,751	358,917
Inventories	257,886	203,631
Prepaids and other current assets	67,338	65,667
Total current assets	$1,082,296	$860,215
Property, plant and equipment, at cost	957,931	876,758
Less accumulated depreciation	(567,559)	(510,866)
Property, plant and equipment, net	390,372	365,892
Goodwill	172,841	165,315
Intangible assets, net	55,357	58,292
Other assets	40,941	49,792
Total assets	$1,741,807	$1,499,506

Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings	$56,698	$50,000
Current maturities of long-term debt	46,845	5,536
Trade accounts payable	201,316	165,907
Other current liabilities	189,289	167,813
Total current liabilities	494,148	389,256
Long-term debt	204,689	256,192
Deferred income taxes	7,707	7,076
Other long-term liabilities	80,046	100,349
Total liabilities	786,590	752,873

Shareholders’ equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 120,000,000 shares authorized, 88,643,194 shares issued	443,216	443,216
Retained earnings	882,969	744,247
Stock compensation plans	24,074	22,326
Accumulated other comprehensive income (loss)	42,774	(40,486)
Treasury stock at cost, 12,218,134 and 12,222,381 shares at April 30, 2011 and July 31, 2010, respectively	(437,816)	(422,670)
Total shareholders’ equity	955,217	746,633
Total liabilities and shareholders’ equity	$1,741,807	$1,499,506

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)
(Unaudited)

	Nine Months Ended April 30,
	2011	2010
Operating Activities
Net earnings	$159,524	$114,993
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	45,276	45,158
Changes in operating assets and liabilities	(23,958)	(6,848)
Tax benefit of equity plans	(8,272)	(3,815)
Stock compensation plan expense	7,560	7,110
Deferred taxes	6,188	1,944
Other, net	(17,775)	(9,775)
Net cash provided by operating activities	168,543	148,767

Investing Activities
Net expenditures on property and equipment	(42,400)	(27,230)
Purchase of short-term investments	(67,985)	—
Acquisitions and divestitures	3,493	(250)
Net cash used in investing activities	(106,892)	(27,480)

Financing Activities
Purchase of treasury stock	(43,101)	(23,783)
Proceeds from settlement of interest rate swap	4,710	—
Repayments of long-term debt	(13,202)	(5,386)
Change in short-term borrowings	6,976	(10,024)
Dividends paid	(29,547)	(27,040)
Tax benefit of equity plans	8,272	3,815
Exercise of stock options	13,535	7,332
Net cash used in financing activities	(52,357)	(55,086)
Effect of exchange rate changes on cash	22,199	(1,527)
Increase in cash and cash equivalents	31,493	64,674
Cash and cash equivalents, beginning of year	232,000	143,687
Cash and cash equivalents, end of period	$263,493	$208,361

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and nine month periods ended April 30, 2011 are not necessarily indicative of the results that may be expected for future periods. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended July 31, 2010.

Note B – Short-Term Investments

          Classification of the Company’s investments as current or non-current is dependent upon management’s intended holding period, the investment’s maturity date and liquidity considerations based on market conditions. If management intends to hold the investments for longer than one year as of the balance sheet date, they are classified as non-current.

          All short-term investments have original maturities in excess of three months but not more than six months. There were no short-term investments as of July 31, 2010. The following is a summary of amounts recorded on the Consolidated Balance Sheet for the Company’s short-term investments as of April 30, 2011 (thousands of dollars):

April 30, 2011
Certificates of deposit	$44,430
Commercial paper	27,398
Total short-term investments	$71,828

Note C – Inventories

          The components of inventory as of April 30, 2011 and July 31, 2010 are as follows (thousands of dollars):

	April 30, 2011	July 31, 2010
Materials	$106,273	$79,371
Work in process	30,278	23,163
Finished products	121,335	101,097
Total inventories	$257,886	$203,631

Note D – Accounting for Stock-Based Compensation

          Stock-based employee compensation cost is recognized using the fair-value based method for all awards. The Company determined the fair value of its option awards using the Black-Scholes option pricing model. The following assumptions were used to value the options, including reload options which generally have a shorter contractual life, granted during the nine months ended April 30, 2011: range of 8 days to 8 years expected life; expected volatility range of 25.5 percent to 34.7 percent; risk-free interest rate range of 0.12 percent to 3.1 percent; and annual dividend yield of 1.0 percent. The expected life selected for options granted during the period represents the period of time that the options are expected to be outstanding based on the contractual life and historical data of option holder exercise and termination behavior. Expected volatilities are based upon historical volatility of the Company’s stock over a period at least equal to the expected life of each option grant. Option grants are priced at the fair market value of the Company’s stock on the date of grant. The weighted average fair value for options granted during the nine months ended April 30, 2011 and 2010 was $17.26 per share and $13.24 per share, respectively. For the three and nine months ended April 30, 2011, the Company recorded pretax compensation expense associated with stock options of $0.8 million and $5.6 million, respectively, and recorded $0.3 million and $2.1 million of related tax benefit, respectively. For the three and nine months ended April 30, 2010, the Company recorded pretax compensation expense associated with stock options of $1.0 million and $6.3 million, respectively, and recorded $0.3 million and $2.3 million of related tax benefit.

          The following table summarizes stock option activity during the nine months ended April 30, 2011:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at July 31, 2010	4,771,812	$30.04
Granted	551,601	57.22
Exercised	(944,412)	22.65
Canceled	(7,665)	47.20
Outstanding at April 30, 2011	4,371,336	35.04

          The total intrinsic value of options exercised during the nine months ended April 30, 2011 and 2010 was $27.9 million and $15.6 million, respectively.

          The following table summarizes information concerning outstanding and exercisable options as of April 30, 2011:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$12 to $22	747,366	1.37	$17.92	747,366	$17.92
$22 to $32	1,115,025	3.19	30.12	1,099,113	30.10
$32 to $42	1,195,623	5.66	34.84	1,175,101	34.85
$42 and above	1,313,322	8.48	49.15	655,215	44.32
	4,371,336	5.14	35.04	3,676,795	31.67

          At April 30, 2011, the aggregate intrinsic value of options outstanding and exercisable was $114.5 million and $108.7 million, respectively.

          As of April 30, 2011, there was $7.0 million of total unrecognized compensation cost related to non-vested stock options granted under the 2001 and 2010 Master Stock Incentive Plans. This unvested cost is expected to be recognized during the remainder of Fiscal Years 2011, 2012, 2013 and 2014.

Note E – Net Earnings Per Share

          The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common equivalent shares relating to stock options and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods. For the three and nine months ended April 30, 2011, there were 79,243 options and 495,938 options excluded from the diluted net earnings per share calculation, respectively. For the three and nine months ended April 30, 2010, there were 293,816 options and 844,366 options excluded from the diluted net earnings per share calculation, respectively.

          The following table presents information necessary to calculate basic and diluted net earnings per common share (thousands, except per share amounts):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
Weighted average shares - basic	77,326	77,873	77,358	78,002
Common share equivalents	1,378	1,350	1,404	1,331
Weighted average shares - diluted	78,704	79,223	78,762	79,333
Net earnings for basic and diluted earnings per share computation	$61,811	$49,458	$159,524	$114,993
Net earnings per share - basic	$0.80	$0.64	$2.06	$1.47
Net earnings per share - diluted	$0.79	$0.62	$2.03	$1.45

Note F – Shareholders’ Equity

          The Company reports accumulated other comprehensive income (loss) as a separate item in the shareholders’ equity section of the balance sheet.

          Total comprehensive income and its components are as follows (thousands of dollars):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
Net earnings	$61,811	$49,458	$159,524	$114,993
Foreign currency translation adjustment	48,929	(7,697)	81,031	(10,722)
Currency realization upon sale of business	—	—	(101)	—
Gain on hedging derivatives, net of deferred taxes	229	179	363	493
Pension and postretirement liability adjustment, net of deferred taxes	664	550	1,967	1,694
Total comprehensive income	$111,633	$42,490	$242,784	$106,458

          Total accumulated other comprehensive income (loss) and its components at April 30, 2011 and July 31, 2010 are as follows (thousands of dollars):

	April 30, 2011	July 31, 2010
Foreign currency translation adjustment	$140,124	$59,194
Net loss on hedging derivatives, net of deferred taxes	(99)	(462)
Pension and postretirement liability, net of deferred taxes	(97,251)	(99,218)
Total accumulated other comprehensive income (loss)	$42,774	$(40,486)

          The Company’s Board of Directors authorized the repurchase of 8.0 million shares of common stock on March 26, 2010. During the three months ended April 30, 2011 the Company repurchased 650,006 shares for $36.6 million at an average price of $56.32 per share. During the nine months ended April 30, 2011, the Company repurchased 800,000 shares for $43.1 million at an average price of $53.88 per share. As of April 30, 2011, the Company had remaining authorization to repurchase up to 6.2 million shares pursuant to the current authorization.

          On May 24, 2011, the Company’s Board of Directors declared a cash dividend in the amount of $0.15 per common share payable to stockholders of record on June 10, 2011. The dividend will be paid on June 24, 2011.

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

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company
Three Months Ended April 30, 2011:
Net sales	$377,609	$216,956	$—	$594,565
Earnings before income taxes	56,469	33,074	(7,727)	81,816

Three Months Ended April 30, 2010:
Net sales	$301,312	$196,307	$—	$497,619
Earnings before income taxes	48,535	25,831	(4,297)	70,069

Nine Months Ended April 30, 2011:
Net sales	$1,042,500	$626,079	$—	$1,668,579
Earnings before income taxes	149,123	92,236	(19,579)	221,780
Assets	843,450	503,962	394,395	1,741,807

Nine Months Ended April 30, 2010:
Net sales	$809,061	$552,760	$—	$1,361,821
Earnings before income taxes	107,833	61,318	(11,531)	157,620
Assets	678,543	456,522	289,123	1,424,188

          For the three and nine months ended April 30, 2010, net sales reflect the reclassification of $8,514 and $22,641, respectively, earnings before income taxes reflect a reclassification of $1,845 and $3,687, respectively, and assets at April 30, 2010 reflect a reclassification of $27,287, as a result of an internal reorganization of Industrial Hydraulics from Industrial Products to Engine Products, which became effective August 1, 2010.

          There were no restructuring expenses incurred during the three months ended April 30, 2011. The Industrial Products segment incurred $0.7 million of restructuring expenses during the nine months ended April 30, 2011. The Engine Products and Industrial Products segments incurred $0.2 million and $3.5 million of restructuring and asset impairment charges for the three months ended April 30, 2010, respectively, and $1.7 million and $8.4 million of restructuring and asset impairment expenses for the nine months ended April 30, 2010, respectively.

          There were no Customers over 10 percent of net sales for the three or nine months ended April 30, 2011 and 2010. There were no Customers over 10 percent of gross accounts receivable as of April 30, 2011 and 2010.

Note H – Goodwill and Other Intangible Assets

          Goodwill is assessed for impairment between annual assessments whenever events or circumstances make it more likely than not that an impairment may have occurred. The Company’s most recent annual impairment assessment for goodwill was completed during the third quarter of Fiscal 2011. The results of this assessment showed that the fair values of the reporting units to which goodwill is assigned continue to exceed the book values of the respective reporting units, resulting in no goodwill impairment. As of August 1, 2010, as a result of an internal reorganization, the Company transferred Industrial Hydraulics, a component of its Industrial Filtration Solutions Products within the Industrial Products segment to Aftermarkets Products within the Engine Products segment, along with the goodwill associated with this component. Following is a reconciliation of goodwill for the nine months ended April 30, 2011 (thousands of dollars):

	Engine Products	Industrial Products	Total Goodwill
Balance as of July 31, 2010	$60,914	$104,401	$165,315
Goodwill transferred	11,258	(11,258)	—
Disposition activity	—	(325)	(325)
Foreign exchange translation	1,030	6,821	7,851
Balance as of April 30, 2011	$73,202	$99,639	$172,841

          Disposition of goodwill during the fiscal year relates to the sale of the Company’s Ultracool chiller business, based in Terrassa, Spain, for $3.6 million, which resulted in a gain on sale of $0.4 million in the second quarter. The Ultracool chiller business manufactured industrial circulation chillers and was part of the Company’s Industrial Products segment.

          As of April 30, 2011, other intangible assets were $55.4 million, a $2.9 million decrease from the balance of $58.3 million at July 31, 2010. The decrease in other intangible assets is due to amortization of existing assets of $4.4 million which was partially offset by a $1.5 million increase due to foreign exchange translation. There were no intangible asset additions during the nine months ended April 30, 2011.

Note I – Guarantees

          The Company and Caterpillar Inc. equally own the shares of Advanced Filtration Systems Inc. (AFSI), an unconsolidated joint venture, and guarantee certain debt of the joint venture. As of April 30, 2011 the joint venture had $13.4 million of outstanding debt of which the Company guarantees half. For the three and nine months ended April 30, 2011, the Company recorded $0.3 million and $1.2 million of earnings for this equity method investment, respectively. The Company recorded $0.3 million and $0.1 million of earnings for this equity method investment during the three and nine months ended April 30, 2010, respectively. During the three and nine months ended April 30, 2011 and 2010, the Company also recorded royalty income of $1.4 million and $4.7 million, respectively, and $1.3 million and $3.8 million, respectively, related to AFSI.

          At April 30, 2011, the Company had a contingent liability for standby letters of credit totaling $20.0 million that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of a specified bond financing agreement and insurance contract terms as detailed in each letter of credit. At April 30, 2011, there were no amounts drawn upon these letters of credit.

Note J – Warranty

          The Company estimates warranty costs using quantitative measures based on historical warranty claim experience and evaluation of specific Customer warranty issues. Following is a reconciliation of warranty reserves for the nine months ended April 30, 2011 and 2010 (thousands of dollars):

	April 30,
	2011	2010
Beginning balance	$15,707	$9,215
Accruals for warranties issued during the reporting period	5,175	7,311
Adjustments related to pre - existing warranties (including changes in estimates)	5,981	(857)
Less settlements made during the period	(8,347)	(3,261)
Ending balance	$18,516	$12,408

          The increase in warranty accruals is primarily due to three specific warranty matters during the first nine months of Fiscal 2011. One in the Company’s Retrofit Emissions Product group for $3.0 million, one in the Company’s Off-Road Products group for $1.8 million and one in the On-Road Product group for $3.8 million. These warranty accruals were partially offset by supplier and insurance recoveries of $3.8 million.

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

          Net periodic pension costs for the Company’s pension plans include the following components (thousands of dollars):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
Net periodic cost:
Service cost	$4,077	$3,265	$12,151	$9,903
Interest cost	4,872	4,831	14,533	14,676
Expected return on assets	(6,920)	(7,069)	(20,616)	(21,382)
Transition amount amortization	58	56	167	175
Prior service cost amortization	119	73	347	221
Actuarial loss amortization	839	707	2,491	2,171
Net periodic benefit cost	$3,045	$1,863	$9,073	$5,764

          The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. For the nine months ended April 30, 2011, the Company made contributions of $5.5 million to its non-U.S. pension plans and a discretionary contribution of $20.0 million to its U.S. pension plans. The Company does not currently plan to make any additional contributions to its U.S. pension plans in Fiscal 2011. The Company currently estimates that it will contribute up to an additional $1.0 million to its non-U.S. pension plans during the remainder of Fiscal 2011.

Note L – Long – Term Debt

          On April 25, 2011, the Company paid off its Variable Rate Industrial Development Revenue Bond for $7.8 million.

Note M – Financial Instruments

          The Company uses forward exchange contracts to manage its exposure to fluctuations in foreign exchange rates. The Company enters into forward exchange contracts of generally less than one year to hedge forecasted transactions between its subsidiaries and to reduce potential exposure related to fluctuations in foreign exchange rates for existing recognized assets and liabilities. It also utilizes forward exchange contracts for anticipated intercompany and third-party transactions such as purchases, sales, and dividend payments denominated in local currencies. Forward exchange contracts are designated as cash flow hedges as they are designed to hedge the variability of cash flows associated with the underlying existing recognized or anticipated transactions. Changes in the value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) in shareholders’ equity until earnings are affected by the variability of the underlying cash flows. At that time, the applicable amount of gain or loss from the derivative instrument that is deferred in shareholders’ equity is reclassified to earnings. Effectiveness is measured using spot rates to value both the hedge contract and the hedged item. The excluded forward points, as well as any ineffective portions of hedges, are recorded in earnings through the same line as the underlying transaction. During the first nine months of Fiscal 2011, $0.3 million of losses were recorded due to the exclusion of forward points from the assessment of hedge effectiveness.

          These unrealized losses and gains are reclassified, as appropriate, when earnings are affected by the variability of the underlying cash flows during the term of the hedges. The Company expects to record $0.3 million of net deferred losses from these forward exchange contracts during the next 12 months.

          The impact on accumulated other comprehensive income (loss) and earnings from foreign exchange contracts that qualified as cash flow hedges for the nine months ended April 30, 2011 and 2010 was as follows (thousands of dollars):

	April 30,
	2011	2010
Net carrying amount at beginning of year	$(660)	$(650)
Cash flow hedges deferred in other comprehensive income	(425)	(2,349)
Cash flow hedges reclassified to income (effective portion)	1,048	3,164
Change in deferred taxes	(218)	(280)
Net carrying amount at April 30	$(255)	$(115)

Note N – Fair Values

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

          The following summarizes the Company’s fair value of outstanding derivatives at April 30, 2011 and July 31, 2010, on the Consolidated Balance Sheets (thousands of dollars):

	April 30, 2011	July 31, 2010
Asset derivatives recorded under the caption Prepaids and other current assets
Foreign exchange contracts	$694	$807
Asset derivatives recorded under the caption Other assets
Interest rate swap asset	$1,297	$4,590
Liability derivatives recorded under the caption Other current liabilities
Foreign exchange contracts	$2,089	$2,127

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

	Significant Other Observable Inputs (Level 2)*
	April 30, 2011	July 31, 2010
Forward exchange contracts - net liability position	$(1,394)	$(1,320)
Interest rate swaps - net asset position	1,297	4,590

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

Note O – Commitments and Contingencies

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

          On March 31, 2008, S&E Quick Lube, a filter distributor, filed a lawsuit in U.S. District Court for the District of Connecticut alleging that 12 filter manufacturers, including the Company, engaged in a conspiracy to fix prices, rig bids, and allocate U.S. Customers for aftermarket automotive filters. This lawsuit seeks various remedies including injunctive relief and monetary damages of an unspecified amount and is a purported class action on behalf of direct purchasers of automotive aftermarket filters from the defendants. Parallel purported class actions, including on behalf of a variety of direct and indirect purchasers of aftermarket filters, have been filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. The U.S. cases have been consolidated into a single multi-district litigation in the Northern District of Illinois. On April 14, 2011, the Court granted a stay on discovery and depositions until mid-July. The Company denies any liability and intends to vigorously defend the claims raised in these lawsuits.

          On May 19, 2010, the Air Resources Board for the State of California (ARB) revoked its verification of the Company’s DFM Diesel Multi-Stage Filter System (DMF) for use with on-road diesel engines, for which verification was originally issued on December 16, 2005. In addition, ARB notified the Company by letter that it may seek fines and penalties in connection with the past sales of the DMF product in California. The Company denies that any sales were made in California without ARB verification. The Company is not currently selling any DMF product and is working with the EPA and state regulatory authorities to obtain the necessary approvals.

Note P – Income Taxes

          The effective tax rate for the three and nine months ended April 30, 2011, was 24.5 percent and 28.1 percent, respectively. The effective tax rate for the three and nine months ended April 30, 2010, was 29.4 percent and 27.0 percent, respectively. The decrease in our effective tax rate for the three months ended April 30, 2011 was due to $3.5 million of tax benefits primarily from the release of reserves after the expiration of statutes or favorable conclusions of tax audits in various jurisdictions. The increase in our effective tax rate for the nine months ended April 30, 2011 was due to fewer favorable discrete items as compared to the nine months ended April 30, 2010. Without consideration of discrete items, the estimated annual effective tax rate of 29.6 percent was comparable to the 29.9 percent in the prior year.

          The Company’s uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. The following tax years, in addition to the current year, remain subject to examination, at least for certain issues, by the major tax jurisdictions indicated:

Major Jurisdictions	Open Tax Years
Belgium	2009 through 2010
China	2000 through 2010
France	2008 through 2010
Germany	2005 through 2010
Italy	2003 through 2010
Japan	2009 through 2010
Mexico	2006 through 2010
Thailand	2005 through 2010
United Kingdom	2009 through 2010
United States	2008 through 2010

          At April 30, 2011, the total unrecognized tax benefits were $16.6 million, and accrued interest and penalties on these unrecognized tax benefits were $1.6 million. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. If the Company were to prevail on all unrecognized tax benefits recorded, substantially all of the unrecognized tax benefits would benefit the effective tax rate. With an average statute of limitations of about 5 years, up to $3.6 million of the unrecognized tax benefits could potentially reverse in the next 12 month period, unless extended by audit. It is possible that quicker than expected settlement of either current or future audits and disputes would cause additional reversals of previously recorded reserves in the next 12 month period. Currently, the Company has approximately $0.4 million of unrecognized tax benefits that are in dispute with various taxing authorities related to transfer pricing and deductibility of expenses. Quantification of an estimated range and timing of future audit settlements cannot be made at this time.

Note Q – Restructuring and Asset Impairment

          The following is a reconciliation of restructuring reserves (in thousands of dollars):

Balance at July 31, 2008	$—
Accruals for restructuring during the reporting period	17,755
Less settlements made during the period	(13,915)
Balance at July 31, 2009	$3,840
Accruals for restructuring during the reporting period	10,165
Less settlements made during the period	(9,866)
Balance at July 31, 2010	$4,139
Accruals for restructuring during the reporting period	759
Less settlements made during the period	(4,790)
Balance at April 30, 2011	$108

          The Company commenced certain restructuring actions in Fiscal 2009 in response to the dramatic downturn in the worldwide economy. The restructuring expenses in the first quarter of 2011 include employee severance costs for approximately five employees related to the completion of the Company’s planned restructuring activities. The Company did not previously anticipate these additional charges in the first quarter of 2011. The Company did not incur any restructuring charges during the second and third quarters of 2011 and does not expect to incur additional restructuring charges during the remainder of Fiscal 2011. The remaining liability will be settled during Fiscal 2011.

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

          Restructuring expense detail is summarized as follows (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
Gross Margin	$—	$1,624	$20	$5,745
Operating expenses	—	—	739	2,229
Total restructuring expenses	$—	$1,624	$759	$7,974

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

Overview

          The Company reported diluted net earnings per share of $0.79 for the third quarter of Fiscal 2011, up from $0.62 in the third quarter of the prior year. Net earnings for the quarter were $61.8 million, compared to $49.5 million in the third quarter of the prior year. The Company reported sales in the third quarter of Fiscal 2011 of $594.6 million, an increase of 19.5 percent from $497.6 million in the third quarter of the prior year. The impact of foreign currency translation increased reported sales by 3.4 percent in the quarter compared to the prior year quarter.

          Continued strength in many of the Company’s early and mid-cycle businesses helped drive the 19.5 percent year-over-year sales increase. The Company’s higher sales levels, combined with its improved cost structure as a result of the Company’s ongoing Continuous Improvement initiatives, resulted in an operating margin performance of 14.0 percent for the third quarter. Purchased raw material cost increases were consistent with the Company’s expectations. The Company plans to offset the majority of the impact of these cost increases through its ongoing Continuous Improvement initiatives and selective price increases.

          There were no pre-tax restructuring charges for the quarter ended April 30, 2011, as compared to $3.7 million of pre-tax restructuring and asset impairment charges included in the above results for the quarter ended April 30, 2010. The Company has incurred total restructuring costs of $28.7 million since commencing its restructuring activities in Fiscal 2009. The Company’s restructuring activities are now completed.

          Sales in the Company’s Engine Products’ segment and Industrial Products’ segments increased 25 percent and 11 percent, respectively. Business levels improved in many of the Company’s regions as local currency sales increased 26 percent in the Americas and 15 percent in Europe. Local currency sales were flat in Asia. Within Asia, the Company’s Gas Turbine and Special Applications Products were down from the prior year; however, they were offset by the Engine and Industrial Filtration Solutions Products, which grew 18 percent and 20 percent, respectively, driven primarily by the rapid growth in China.

Results of Operations

          Sales in the U.S. increased $52.8 million or 26.8 percent compared to the third quarter of the prior year. Total international sales increased $44.1 million or 14.7 percent in the third quarter compared to the prior year. Sales in Europe increased $27.2 million or 19.1 percent, other international sales increased $8.7 million or 27.1 percent and sales in Asia increased $8.2 million or 6.5 percent for the third quarter of Fiscal 2011 as compared to the prior year period. Translated at constant exchange rates, total international sales increased 9.1 percent over the prior year quarter. For the nine month period ended April 30, 2011, sales in the U.S. increased $159.2 million or 29.8 percent from the prior year and total international sales increased $147.6 million or 17.8 percent from the prior year.

          The impact of foreign currency translation during the third quarter of Fiscal 2011 increased net sales by $16.7 million, or 3.4 percent from the prior year third quarter. The impact of foreign currency translation on the year-to-date results as of the third quarter of Fiscal 2011 increased net sales by $9.5 million, or 0.7 percent. Worldwide sales for the third quarter of Fiscal 2011, excluding the impact of foreign currency translation, increased 16.1 percent from the third quarter of the prior year and 21.8 percent year-to-date over the prior year. The impact of foreign currency translation increased net earnings by $1.8 million and $2.1 million, or 3.7 percent and 1.8 percent for the three and nine month periods ended April 30, 2011.

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

          Following is a reconciliation to the most comparable U.S. GAAP financial measure of these non-U.S. GAAP financial measures (thousands of dollars):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
Net sales, excluding foreign currency translation	$577,858	$476,957	$1,659,088	$1,310,392
Foreign currency translation	16,707	20,662	9,491	51,429
Net sales	$594,565	$497,619	$1,668,579	$1,361,821

Net earnings, excluding foreign currency translation	$59,991	$47,199	$157,423	$111,193
Foreign currency translation	1,820	2,259	2,101	3,800
Net earnings	$61,811	$49,458	$159,524	$114,993

          Gross margin for the third quarter of Fiscal 2011 was 35.2 percent for both the quarter and year-to-date, compared to prior year margins of 35.6 percent and 34.6 percent, respectively. The decreased gross margin was the result of increases in purchased raw material costs and a change in our sales mix, partially offset by better fixed cost absorption and the Company’s ongoing Continuous Improvement initiatives. The prior year three and nine month periods included $3.7 million and $7.8 million of restructuring and asset impairment charges, as compared to none and less than $0.1 million in the current year.

          Operating expenses were $125.8 million for the quarter, up 19.5 percent from $105.3 million in the prior year period. As a percent of sales, operating expenses for the third quarter remained flat at 21.2 percent for the third quarter of fiscal 2011 and 2010. The third quarter operating expenses included no restructuring costs in fiscal 2011 or 2010. Operating expenses year-to-date were $361.5 million, or 21.7 percent of sales, compared to $308.1 million, or 22.6 percent of sales, in the prior year. The first quarter included an expense of $1.5 million, net of supplier recoveries, due to a specific Retrofit Emissions Products warranty matter. Restructuring costs in the current year include employee workforce reductions of five employees related to the completion of the Company’s planned restructuring activities. The Company did not previously anticipate these additional charges in the first quarter of 2011 and does not expect to incur additional restructuring charges during the remainder of Fiscal 2011.

          Other income for the third quarter of Fiscal 2011 totaled $1.4 million, compared to $0.9 million in the third quarter of the prior year. Other income for the third quarter consisted of royalty income of $2.3 million, income from unconsolidated affiliates of $1.0 million, and interest income of $0.8 million, partially offset by foreign exchange losses of $1.9 million and other miscellaneous net expense of $0.8 million. For the quarter, interest expense was $2.9 million, down slightly from $3.0 million in the third quarter of the prior year. Year-to-date other income totaled $6.0 million compared to $2.7 million reported in the prior year. The increase was driven by an increase in royalty income of $1.5 million, a $1.7 million increase in income from unconsolidated affiliates and a $1.1 million increase in interest income, partially offset by an increase in foreign exchange losses of $0.9 million. Year-to-date interest expense was $9.5 million, up from $8.7 million in the prior year.

          The effective tax rate for the three and nine months ended April 30, 2011, was 24.5 percent and 28.1 percent, respectively. The effective tax rate for the three and nine months ended April 30, 2010, was 29.4 percent and 27.0 percent, respectively. The decrease in our effective tax rate for the three months ended April 30, 2011 was due to $3.5 million of tax benefits primarily from the release of reserves after the expiration of statutes or favorable conclusions of tax audits in various jurisdictions. The increase in our effective tax rate for the nine months ended April 30, 2011 was due to fewer favorable discrete items as compared to the nine months ended April 30, 2010. Without consideration of discrete items, the estimated annual effective tax rate of 29.6 percent was comparable to the 29.9 percent in the prior year.

Operations by Segment

          Following is financial information for the Company’s Engine Products and Industrial Products segments. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, and interest income and expense. Segment detail is summarized as follows (thousands of dollars):

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company
Three Months Ended April 30, 2011:
Net sales	$377,609	$216,956	$—	$594,565
Earnings before income taxes	56,469	33,074	(7,727)	81,816

Three Months Ended April 30, 2010:
Net sales	$301,312	$196,307	$—	$497,619
Earnings before income taxes	48,535	25,831	(4,297)	70,069

Nine Months Ended April 30, 2011:
Net sales	$1,042,500	$626,079	$—	$1,668,579
Earnings before income taxes	149,123	92,236	(19,579)	221,780
Assets	843,450	503,962	394,395	1,741,807

Nine Months Ended April 30, 2010:
Net sales	$809,061	$552,760	$—	$1,361,821
Earnings before income taxes	107,833	61,318	(11,531)	157,620
Assets	678,543	456,522	289,123	1,424,188

          Following are net sales by product category within the Engine Products and Industrial Products segments (thousands of dollars):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
Engine Products segment:
Off-Road Products	$90,174	$64,223	$236,672	$157,233
Aerospace and Defense Products	27,194	27,118	77,772	84,807
On-Road Products	30,924	20,838	88,726	57,728
Aftermarket Products*	223,284	183,122	625,042	494,915
Retrofit Emissions Products	6,033	6,011	14,288	14,378
Total Engine Products segment	377,609	301,312	1,042,500	809,061

Industrial Products segment:
Industrial Filtration Solutions Products	126,226	106,289	369,009	310,359
Gas Turbine Products	44,231	43,489	114,607	108,673
Special Applications Products	46,499	46,529	142,463	133,728
Total Industrial Products segment	216,956	196,307	626,079	552,760
Total Company	$594,565	$497,619	$1,668,579	$1,361,821

*	Includes replacement part sales to the Company’s OEM Engine Products Customers.

          For the three and nine months ended April 30, 2010, sales reflect the reclassification of $8,514 and $22,641, respectively, earnings before income taxes reflect a reclassification of $1,845 and $3,687, respectively, and assets reflect a reclassification of $27,287 as of April 30, 2011, as a result of an internal reorganization of Industrial Hydraulics from Industrial Products to Engine Products, which became effective August 1, 2010.

Engine Products Segment For the third quarter of Fiscal 2011, worldwide Engine Products sales were $377.6 million, an increase of 25.3 percent from $301.3 million in the third quarter of the prior year. Sales in the U.S. increased by 23.7 percent compared to the same period in the prior year and international sales increased by 26.9 percent as discussed below. The impact of foreign currency translation during the third quarter of Fiscal 2011 increased sales by $10.0 million, or 3.3 percent. Earnings before income taxes as a percentage of sales of 15.0 percent decreased from 16.1 percent in the prior year period. The decrease in earnings as a percentage of sales was the result of a less favorable product mix of OEM versus Aftermarket sales as well as commodity price increases. There were no restructuring expenses for the Engine Products segment for the current quarter, as compared to $0.2 million in the prior year period. Year-to-date worldwide net sales were $1,042.5 million, an increase of 28.9 percent from $809.1 million in the prior year. International Engine Products sales increased 29.2 percent and sales in the United States increased 28.5 percent from the prior year on a year-to-date basis. The impact of foreign currency translation on the year-to-date results as of the third quarter of Fiscal 2011 increased sales by $7.5 million, or 0.9 percent. Year-to-date earnings before income taxes as a percentage of Engine Products segment sales of 14.3 percent increased from 13.3 percent in the prior year. For the nine months ended April 30, 2011, the Engine Products segment incurred less than $0.1 million in restructuring charges, compared to $1.7 million in the prior year. The earnings improvement for the nine months ended April 30, 2011, was driven by better absorption of fixed costs due to improved volumes and the Company’s ongoing Continuous Improvement initiatives, partially offset by increased commodity costs compared to the prior year.

          Worldwide sales of Off-Road Products in the current quarter were $90.2 million, an increase of 40.4 percent from $64.2 million in the third quarter of the prior year, driven by an overall increase in build rates at the Company’s OEM Customers. U.S. sales of Off-Road Products increased 28.1 percent. International sales were up 49.6 percent from the third quarter of the prior year with increases in Europe and Asia of 53.6 percent and 45.7 percent, respectively. Year-to-date worldwide Off-Road Products sales totaled $236.7 million, an increase of 50.5 percent from $157.2 million in the prior year. Year-to-date sales of Off-Road Products increased 41.3 percent in the United States and increased 57.4 percent internationally over the prior year. Sales in Europe and Asia increased 52.8 percent and 65.1 percent, respectively. For both the three and nine months ended April 30, 2011, the sales increases were driven by higher demand for agriculture and mining equipment due to continued strong commodity prices and improved sales of heavy construction equipment, which was due to increased global infrastructure spending, especially in developing economies. These increases were slightly offset by U.S. residential and non-residential construction markets which continued to decrease over the prior year, resulting in lower sales of the Company’s products into those markets.

          Worldwide sales of Aerospace and Defense Products were $27.2 million, an increase of 0.3 percent from $27.1 million in the third quarter of the prior year. Sales slightly increased in the U.S. by 1.4 percent. International Aerospace and Defense Products sales decreased by 3.1 percent, driven by decreased sales in Europe of 3.7 percent. The U.S. sales increase was primarily a result of improvements in the Aerospace market and the international sales decreases were due to lower defense sales in Europe. Year-to-date, worldwide Aerospace and Defense Products sales totaled $77.8 million, a decrease of 8.3 percent from $84.8 million in the prior year. Year-to-date sales of Aerospace and Defense Products decreased 11.5 percent in the United States and increased 4.3 percent internationally over the prior year. For the nine month period ended April 30, 2011, sales in the U.S. decreased primarily as a result of slowdowns in U.S. military activity, which is causing an associated slowdown in government procurement spending for major programs. These decreases were slightly offset by increases in sales due to improved market share and an expansion of the Company’s Aerospace distribution capabilities in Europe.

          Worldwide sales of On-Road Products in the current quarter were $30.9 million, an increase of 48.4 percent from $20.8 million in the third quarter of the prior year. International On-Road Products sales increased by 4.3 percent, driven by increased sales in Europe of 33.4 percent, which were partially offset by decreased sales in Asia of 16.0 percent. The decreased sales in Asia were a result of the natural disaster in Japan during March. Sales increased in the U.S. by 103.5 percent over the prior year quarter, due to an increase in Customer truck build rates, higher content per truck, and a slightly higher market share. Class 8 build rates increased 39.0 percent and medium duty truck build rates increased 37.1 percent over the prior year quarter. Year-to-date worldwide On-Road Products sales totaled $88.7 million, an increase of 53.7 percent from $57.7 million in the prior year. International On-Road Products sales increased 24.8 percent from the prior year on a year-to-date basis. On-Road Products sales in the United States increased 87.2 percent from the prior year on a year-to-date basis. The year to date increase in On-Road Products sales is due to an increase in Customer build rates, higher content on vehicles, and increased market share.

          Worldwide sales of Aftermarket Products in the third quarter were $223.3 million, an increase of 21.9 percent from $183.1 million in the third quarter of the prior year. U.S. Aftermarket Products sales increased 20.4 percent. International sales were up 23.1 percent from the prior year quarter, primarily a result of increased sales in Asia of 28.9 percent and Europe of 17.8 percent. Year-to-date worldwide Aftermarket Products sales totaled $625.0 million, an increase of 26.3 percent from $494.9 million in the prior year. Year-to-date Aftermarket Products sales increased 31.7 percent in the United States and 22.2 percent internationally over the prior year, driven by increased sales in Asia of 36.6 percent. The sales increases in the U.S. and internationally for the three and nine months ended April 30, 2011, were attributable to improved On-Road and Off-Road equipment utilization rates from a year ago, the Company’s increased distribution and market share growth, and the continued increase in the percentage of equipment in the field that uses the Company’s proprietary filter systems.

          Worldwide sales of Retrofit Emissions Products in the third quarter were $6.0 million, which were relatively flat as compared to the third quarter of the prior year. The Company’s Retrofit Emissions Products sales are solely in the U.S. Year-to-date worldwide Retrofit Emissions Products sales were $14.3 million, relatively flat compared to $14.4 million in the prior year. Challenges still remain in the supply chain for certain components and delays in regulatory approval for certain of the Company’s products.

Industrial Products Segment For the current quarter, worldwide sales in the Industrial Products segment were $217.0 million, an increase of 10.5 percent from $196.3 million in the third quarter of the prior year. Total third quarter international Industrial Products sales were up 1.4 percent compared to the same period in the prior year, while sales in the U.S. increased by 35.4 percent. The impact of foreign currency translation during the third quarter increased sales by $6.7 million, or 3.4 percent. Earnings before income taxes as a percentage of sales for the third quarter of Fiscal 2011 of 15.2 percent increased from 13.2 percent in the prior year period. The earnings increase for the third quarter was driven by a better mix of higher margin products, better absorption of fixed costs due to improved volumes, and no restructuring expenses for the current quarter, compared to $3.5 million in the prior year period. Year-to-date worldwide net sales were $626.1 million, up 13.3 percent from $552.8 million in the prior year. International Industrial Products sales increased 6.1 percent and sales in the United States increased 33.5 percent from the prior year on a year-to-date basis. The impact of foreign currency translation on the year-to-date results increased sales by $2.0 million, or 0.4 percent. Year-to-date earnings before income taxes as a percentage of Industrial Products segment sales of 14.7 percent increased from 11.1 percent in the prior year. The improvement in earnings as a percentage of sales over the prior year for the three and nine months ended April 30, 2011, was driven by sales of higher margin products, better leverage of fixed operating costs, and better plant utilization. In addition, the Industrial Products segment incurred $0.7 million of restructuring expenses year-to-date as compared to $8.4 million in the prior year.

          Worldwide sales of Industrial Filtration Solutions Products in the current quarter were $126.2 million, an increase of 18.8 percent from $106.3 million in the prior year. International sales increased 16.7 percent from the prior year period, with Asia sales increasing 28.2 percent and Europe sales increasing 10.2 percent. Sales in the U.S. increased 23.4 percent from the prior year quarter. Year-to-date worldwide sales of Industrial Filtration Solutions were $369.0 million, up 18.9 percent from $310.4 million in the prior year. International Industrial Filtration Solutions sales increased 14.0 percent from the prior year on a year-to-date basis, driven by increased sales in Asia of 27.3 percent. Sales in the United States increased 30.6 percent from the prior year on a year-to-date basis. Overall, for the three and nine months ended April 30, 2011, the Company continued to experience improved market conditions for its Industrial Filtration Solutions. The increased sales were due to a rebound in demand for industrial dust collectors, compressed air purification systems, and replacement parts. North American general industrial activity remained strong as evidenced by a 121 percent increase in machine tool consumption in the United States during Fiscal 2011 as compared to Fiscal year 2010.

          Worldwide sales of the Company’s Gas Turbine Products in the third quarter were $44.2 million, an increase of 1.7 percent from sales of $43.5 million in the prior year quarter. Year-to-date worldwide Gas Turbine Products sales were $114.6 million, an increase of 5.5 percent from $108.7 million in the prior year. Sales remained stable for our large Gas Turbine Products and there was additional demand for smaller systems used in the oil and gas industry, as well as an increase in Aftermarket sales for both the three and nine months ended April 30, 2011.

          Worldwide sales of Special Application Products were $46.5 million in the third quarter of Fiscal 2011, flat with 2010. International sales decreased by 4.3 percent from the prior year period. Sales increased in the United States by 25.9 percent. Year-to-date worldwide Special Application Products sales were $142.5 million, an increase of 6.5 percent from $133.7 million in the prior year. The sales increases were driven by strong sales in some of the Company’s product lines serving the membrane, semiconductor, imaging, and venting end markets, partially offset by a slight decline in the Company’s disk drive filter sales due to soft demand in the global end market for hard disk drives.

Liquidity and Capital Resources

          During the current fiscal year, $168.5 million of cash was generated from operating activities, compared with $148.8 million in the first nine months of the prior year. Operating cash flows increased as the Company’s net earnings increased. Higher sales levels also resulted in increases in accounts receivable and inventory of $38.2 million and $37.9 million, respectively, to levels to support the increased business. The increased volume also led to increases in accounts payable of $27.3 million. For the nine months ended April 30, 2011, income taxes payable increased $15.3 million. Additionally, a discretionary contribution of $20.0 million was made to the Company’s U.S. pension plans during the second quarter of Fiscal 2011.

          In the first nine months of Fiscal 2011, operating cash flows and cash on hand were used to purchase $68.0 million in short-term investments, the repurchase of 800,000 shares of the Company’s common stock for $43.1 million, $42.4 million in capital additions, and the payment of $29.5 million in dividends. For additional information regarding share repurchases see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

          At the end of the third quarter, the Company held $263.5 million in cash and cash equivalents, up from $232.0 million at July 31, 2010. Short-term investments were $71.8 million at April 30, 2011, compared to none at July 31, 2010. Short-term debt totaled $56.7 million, up from $50.0 million at July 31, 2010. The amount of unused lines of credit as of April 30, 2011 was approximately $504.4 million. Long-term debt of $204.7 million at quarter end decreased from $256.2 million at July 31, 2010. Long-term debt represented 17.6 percent of total long-term capital, defined as long-term debt plus total shareholders’ equity, compared to 25.5 percent at July 31, 2010. On April 25, 2011, the Company paid off its Variable Rate Industrial Development Revenue Bond for $7.8 million.

          The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. For the nine months ended April 30, 2011, the Company made contributions of $5.5 million to its non-U.S. pension plans and a discretionary contribution of $20.0 million to its U.S. pension plans. The Company does not currently plan to make any additional contributions to its U.S. pension plans in Fiscal 2011. The Company currently estimates that it will contribute up to an additional $1.0 million to its non-U.S. pension plans during the remainder of Fiscal 2011.

          The following table summarizes the Company’s contractual obligations as of April 30, 2011 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$245,605	$44,866	$80,141	$20,487	$100,111
Capital lease obligations	947	538	395	14	—
Interest on long-term debt obligations	54,916	12,650	22,347	11,014	8,905
Operating lease obligations	26,870	9,912	12,674	3,069	1,215
Purchase obligations (1)	206,127	194,184	11,620	235	88
Pension and deferred compensation (2)	61,696	3,917	7,719	7,453	42,607
Total (3)	$596,161	$266,067	$134,896	$42,272	$152,926

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

(3)

In addition to the above contractual obligations, the Company may be obligated for additional cash outflows of $18.2 million of potential tax obligations, including accrued interest and penalties. The payment and timing of any such payments is affected by the ultimate resolution of the tax years that are under audit or remain subject to examination by the relevant taxing authorities.

          At April 30, 2011, the Company had a contingent liability for standby letters of credit totaling $20.0 million that have been issued and are outstanding. The letters of credit guarantee payment to beneficial third parties in the event the Company is in breach of a specified financing agreement and insurance contract terms as detailed in each letter of credit. At April 30, 2011, there were no amounts drawn upon these letters of credit.

          The Company has approximately $504.4 million of unused lines of credit as of April 30, 2011. Of these, the most significant is a five-year, multi-currency revolving facility with a group of banks under which the Company may borrow up to $250 million. This facility expires on April 2, 2013. As of April 30, 2011, there was $50.0 million of borrowings under this facility. Our multi-currency revolving facility contains debt covenants specifically related to maintaining a certain interest coverage ratio and a certain leverage ratio as well as other covenants that under certain circumstances can restrict our ability to incur additional indebtedness, make investments and other restricted payments, create liens, and sell assets. As of April 30, 2011, the Company was in compliance with all such covenants.

          Certain note agreements contain debt covenants related to limitations on indebtedness and interest expense. As of April 30, 2011, the Company was in compliance with all such covenants. The Company expects to remain in compliance with these covenants.

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

Outlook

          The Company expects to deliver record full year sales and EPS records in FY11.

•

The Company is expecting its total Fiscal 2011 sales to be nearly $2.3 billion, or up about 21 to 23 percent from the prior year. The Company’s current forecast is based on forecasted rates for the Euro at US$1.44 and 81 Yen to the US$.

•	The Company is forecasting its full year operating margin to be 13.4 to 13.8 percent.

•	The full year Fiscal 2011 tax rate is projected to be between 27 and 29 percent.

•	The full year Fiscal 2011 earnings per share is expected to be between $2.76 and $2.86.

•	The Company projects that cash generated by operating activities will be between $210 and $230 million. Capital spending is estimated to be approximately $70 million.

Engine Products Segment – The Company expects full year Engine Product sales to increase 26 to 29 percent, including the impact of foreign currency translation.

•

The Company anticipates sales to its agricultural, mining, and construction equipment OEM Customers to remain strong globally. The Company also expects to benefit from increased market share on its Customers’ new Tier IV equipment platforms.

•	In the Company’s On-Road Products’ business, it believes that build rates for heavy- and medium-duty trucks at its OEM Customers will continue accelerating consistent with current industry forecasts.

•

Aftermarket Products’ sales are expected to remain strong based on current utilization rates for both off-road equipment and heavy trucks. The Company also expects to benefit as its distribution networks continue to expand in the emerging economies and from the increasing number of systems installed in the field with the Company’s proprietary filtration systems.

Industrial Products Segment – The Company forecasts full year Industrial Product sales to increase 11 to 14 percent, including the impact of foreign currency translation.

•

Industrial Filtration Solutions’ sales are projected to increase 16 to 19 percent as the demand for new filtration equipment and replacement filters continues to improve as general industry capital activity and spending increase globally.

•	The Company anticipates that its Gas Turbine Products’ sales will be up 2 percent due to strength in the oil and gas market segment.

•	Special Applications Products’ sales are projected to increase 7 percent due to growing sales of the Company’s membrane products, which are partially offset by slower disk drive filter sales.

SAFE HARBOR STATEMENT UNDER THE SECURITIES REFORM ACT OF 1995

          The Company, through its management, may make forward-looking statements reflecting the Company’s current views with respect to future events and financial performance. These forward-looking statements, which may be included in reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Item 1A of the Company’s Annual Report on Form 10-K/A for the year ended July 31, 2010, which could cause actual results to differ materially from historical results or those anticipated. The words or phrases “will likely result,” “are expected to,” “will continue,” “estimate,” “project,” “believe,” “expect,” “anticipate,” “forecast” and similar expressions are intended to identify forward-looking statements within the meaning of Section 21e of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995 (PSLRA). In particular, the Company desires to take advantage of the protections of the PSLRA in connection with the forward-looking statements made in this Quarterly Report on Form 10-Q, including those contained in the “Outlook” section of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

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

(b)

Changes in Internal Control over Financial Reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with such evaluation during the fiscal quarter ended April 30, 2011, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

          On March 31, 2008, S&E Quick Lube, a filter distributor, filed a lawsuit in U.S. District Court for the District of Connecticut alleging that 12 filter manufacturers, including the Company, engaged in a conspiracy to fix prices, rig bids, and allocate U.S. Customers for aftermarket automotive filters. This lawsuit seeks various remedies including injunctive relief and monetary damages of an unspecified amount and is a purported class action on behalf of direct purchasers of automotive aftermarket filters from the defendants. Parallel purported class actions, including on behalf of a variety of direct and indirect purchasers of aftermarket filters, have been filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. The U.S. cases have been consolidated into a single multi-district litigation in the Northern District of Illinois. On April 14, 2011, the Court granted a stay on discovery and depositions until mid-July. The Company denies any liability and intends to vigorously defend the claims raised in these lawsuits.

          On May 19, 2010, the Air Resources Board for the State of California (ARB) revoked its verification of the Company’s DFM Diesel Multi-Stage Filter System (DMF) for use with on-road diesel engines, for which verification was originally issued on December 16, 2005. In addition, ARB notified the Company by letter that it may seek fines and penalties in connection with the past sales of the DMF product in California. The Company denies that any sales were made in California without ARB verification. The Company is not currently selling any DMF product and is working with the EPA and state regulatory authorities to obtain the necessary approvals.

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

          Repurchases of Equity Securities

          The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended April 30, 2011.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1 - February 28, 2011	247,200	$56.11	247,200	6,590,046
March 1 - March 31, 2011	402,806	$56.45	402,806	6,187,240
April 1 - April 30, 2011	—	$—	—	6,187,240
Total	650,006	$56.32	650,006	6,187,240

(1)

On March 26, 2010, the Company announced that the Board of Directors authorized the repurchase of up to 8.0 million common shares. This repurchase authorization, which is effective until terminated by the Board of Directors, replaced the existing authority that was authorized on March 31, 2006. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the quarter ended April 30, 2011. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of exercising stock options or payment of equity-based awards.

Item 6.	Exhibits

*3-A – Restated Certificate of Incorporation of Registrant as currently in effect (Filed as Exhibit 3-A to Form 10-K/A Report for the Fiscal Year ended July 31, 2010)

*3-B – Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Registrant, dated as of March 3, 2006 (Filed as Exhibit 3-B to Form 10-Q Report for the First Quarter ended October 31, 2006)

*3-C – Amended and Restated Bylaws of Registrant (as of January 30, 2009) (Filed as Exhibit 3-C to Form 10-Q Report for the Second Quarter ended April 30, 2009)

*4 – **

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

31-B – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 – Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 – The following information from the Donaldson Company, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011 as filed with the Securities and Exchange Commission, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

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

DONALDSON COMPANY, INC.
(Registrant)

Date: June 3, 2011	By:	/s/ William M. Cook
William M. Cook
Chairman, President and
Chief Executive Officer
(duly authorized officer)

Date: June 3, 2011	By:	/s/ Thomas R. VerHage
Thomas R. VerHage
Vice President,
Chief Financial Officer
(principal financial officer)

Date: June 3, 2011	By:	/s/ James F. Shaw
James F. Shaw
Controller
(principal accounting officer)