Form 10-K
period 2011-07-31
DONALDSON CO INC
filed 2011-09-23
CIK 29644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended July 31, 2011 or

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such short period that the registrant was required to submit and post such files) ☒ Yes ☐ No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

          ☐ Yes ☒ No

          As of January 28, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $4,424,036,897 (based on the closing price of $58.04 as reported on the New York Stock Exchange as of that date).

          As of August 31, 2011, there were approximately 74,522,228 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

          Portions of the registrant’s Proxy Statement for its 2011 annual meeting of stockholders (the “2011 Proxy Statement”) are incorporated by reference in Part III, as specifically set forth in Part III.

DONALDSON COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

General

          Donaldson Company, Inc. (“Donaldson” or the “Company”) was founded in 1915 and organized in its present corporate form under the laws of the State of Delaware in 1936.

          The Company is a worldwide manufacturer of filtration systems and replacement parts. The Company’s product mix includes air and liquid filtration systems and exhaust and emission control products. Products are manufactured at 39 plants around the world and through three joint ventures. The Company has two reporting segments: Engine Products and Industrial Products. Products in the Engine Products segment consist of air filtration systems, exhaust and emissions systems, liquid filtration systems, and replacement filters. The Engine Products segment sells to original equipment manufacturers (“OEMs”) in the construction, mining, agriculture, aerospace, defense, and truck markets and to OEM dealer networks, independent distributors, private label accounts, and large equipment fleets. Products in the Industrial Products segment consist of dust, fume, and mist collectors, compressed air purification systems, air filtration systems for gas turbines, PTFE membrane-based products, and specialized air filtration systems for applications including computer hard disk drives. The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines and OEMs and end-users requiring clean air.

          The table below shows the percentage of total net sales contributed by the principal classes of similar products for each of the last three fiscal years:

	Year Ended July 31,
	2011	2010	2009
Engine Products segment
Off-Road Products	14%	12%	13%
Aerospace and Defense Products	5%	6%	6%
On-Road Products	5%	4%	4%
Aftermarket Products*	38%	37%	30%
Retrofit Emissions Products	1%	1%	2%
*includes replacement part sales to the Company’s OEMs customers

Industrial Products segment
Industrial Filtration Solutions Products	22%	22%	26%
Gas Turbine Products	7%	8%	11%
Special Applications Products	8%	10%	8%

          Financial information about segment operations appears in Note K in the Notes to Consolidated Financial Statements on page 49.

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

Seasonality

          A number of the Company’s end markets are dependent on the construction, agricultural, and power generation industries, which are generally stronger in the second half of the Company’s fiscal year. The first two quarters of the fiscal year also contain the traditional summer and winter holiday periods, which are characterized by more Customer plant closures.

Competition

          Principal methods of competition in both the Engine and Industrial Products segments are technology, price, geographic coverage, service, and product performance. The Company competes in a number of highly competitive filtration markets in both segments. The Company believes it is a market leader with many of its product lines. The Company believes within the Engine Products segment it is a market leader in its Off-Road Equipment and On-Road Products lines for OEMs and is a significant participant in the aftermarket for replacement filters. The Engine Products segment’s principal competitors include several large global competitors and many regional competitors, especially in the Engine Aftermarket Products business. The Industrial Products segment’s principal competitors vary from country to country and include several large regional and global competitors and a significant number of smaller competitors who compete in a specific geographical region or in a limited number of product applications.

Raw Materials

          The principal raw materials that the Company uses are steel, filter media, and plastics. Commodity prices generally increased throughout the year, but the impact was moderated by certain long term supply contracts. The Company anticipates a further impact from rising commodity prices in Fiscal 2012, as compared to Fiscal 2011, specifically for steel and media, as these supply contracts expired during the latter half of Fiscal 2011. The Company experienced no significant supply problems in the purchase of its major raw materials. The Company typically has multiple sources of supply for the raw materials essential to its business, and is not required to carry significant amounts of raw material inventory to secure supplier allotments. However, the Company does stock finished goods inventory at its regional distribution centers in order to meet anticipated Customer demand.

Patents and Trademarks

          The Company owns various patents and trademarks, which it considers in the aggregate to constitute a valuable asset, including patents and trademarks for products sold under the Ultra-Web®, PowerCore®, and Donaldson® trademarks. However, it does not regard the validity of any one patent or trademark as being of material importance.

Major Customers

          There were no Customers that accounted for over 10 percent of net sales in Fiscal 2011, 2010 or 2009. There were no Customers over 10 percent of gross accounts receivable in Fiscal 2011 or 2010.

Backlog

          At August 31, 2011, the backlog of orders expected to be delivered within 90 days was $423.8 million. All of this backlog is expected to be shipped during Fiscal 2012. The 90-day backlog at August 31, 2010, was $361.1 million. Backlog is one of many indicators of business conditions in the Company’s markets. However, it is not always indicative of future results for a number of reasons, including short lead times in the Company’s replacement parts businesses and the timing of orders in many of the Company’s Engine OEM and Industrial markets.

Research and Development

          During Fiscal 2011, the Company spent $55.3 million on research and development activities. Research and development expenses include basic scientific research and the application of scientific advances to the development of new and improved products and their uses. The Company spent $44.5 million and $40.6 million in Fiscal 2010 and Fiscal 2009, respectively, on research and development activities. Substantially all commercial research and development is performed in-house.

Environmental Matters

          The Company does not anticipate any material effect on its capital expenditures, earnings, or competitive position during Fiscal 2012 due to compliance with government regulations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

Employees

          The Company employed over 13,000 persons in worldwide operations as of August 31, 2011.

Geographic Areas

          Financial information about geographic areas appears in Note K of the Notes to Consolidated Financial Statements on page 49.

Item 1A. Risk Factors

          There are inherent risks and uncertainties associated with our global operations that involve the manufacturing and sale of products for highly demanding Customer applications throughout the world. These risks and uncertainties could adversely affect our operating performance and financial condition. The following discussion, along with discussions elsewhere in this report, outlines the risks and uncertainties that we believe are the most material to our business. In light of the global economic slowdown in recent years and the continued uncertainty, we want to further highlight the risks and uncertainties associated with: world economic factors and the ongoing economic uncertainty that is impacting many regions of the world, the financial condition of our suppliers and Customers, the potential for some Customers to increase their reliance on their own filtration capabilities, currency fluctuations, commodity prices, political factors, the Company’s international operations, the possible reduced demand for hard disk drive products with the increased use of flash memory, highly competitive markets, governmental laws and regulations, including the impact of the various economic stimulus and financial reform measures being implemented by governments around the world, the implementation of our new information systems, potential global events resulting in instability and unpredictability in the world’s markets, including financial bailouts of sovereign nations, political changes, military and terrorist activities, health outbreaks, and other factors discussed below. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Operating internationally carries risks which could negatively affect our financial performance.

          We have sales and manufacturing operations throughout the world, with the heaviest concentrations in North America, Europe and Asia. Our stability, growth, and profitability are subject to a number of risks of doing business internationally that could harm our business, including:

•	political and military events,

•	legal and regulatory requirements, including import, export, defense regulations, and foreign exchange controls,

•	tariffs and trade barriers,

•	potential difficulties in staffing and managing local operations,

•	credit risk of local Customers and distributors,

•	difficulties in protecting intellectual property,

•	local economic, political and social conditions, specifically in China and Thailand where we have significant investments and

•	potential global health outbreaks.

Maintaining a competitive advantage requires continuing investment with uncertain returns.

          We operate in highly competitive markets and have numerous competitors who may already be well-established in those markets. We expect our competitors to continue improving the design and performance of their products and to introduce new products that could be competitive in both price and performance. We believe that we have certain technological advantages over our competitors, but maintaining these advantages requires us to continually invest in research and development, sales and marketing, and Customer service and support. There is no guarantee that we will be successful in maintaining these advantages. We make investments in new technologies that address increased performance and regulatory requirements around the globe. There is no guarantee that we will be successful in completing development or achieving sales of these products or that the margins on such products will be acceptable. Our financial performance may be negatively impacted if a competitor’s successful product innovation reaches the market before ours or gains broader market acceptance.

          A few of our major OEM Customers also manufacture filtration systems. Although these OEM Customers rely on us and other suppliers for some of their filtration systems, they sometimes choose to manufacture additional filtration systems for their own use. There is also a risk that a Customer could acquire one or more of our competitors.

          We may be adversely impacted by changes in technology that could reduce or eliminate the demand for our products. These risks include:

•	breakthroughs in technology which provide a viable alternative to diesel engines and

•	reduced demand for disk drive products by flash memory or a similar technology, which would eliminate the need for our filtration solutions in disk drives.

We participate in highly competitive markets with pricing pressure. If we are not able to compete effectively our margins and results of operations could be adversely affected.

          The businesses and product lines in which we participate are very competitive and we risk losing business based on a wide range of factors including technology, price, geographic coverage, product performance, and Customer service. Large Customers continue to seek productivity gains and lower prices from their suppliers. We may lose business or negatively impact our margins if we are unable to deliver the best value to our Customers.

Demand for our products relies on economic and industrial conditions worldwide.

          Demand for our products tends to respond to varying levels of economic, construction, agricultural, mining, and industrial activity in the United States and in other industrialized nations.

          Sales to Caterpillar accounted for slightly less than 10 percent of our net sales in Fiscal 2011, 2010 and 2009. An adverse change in Caterpillar’s financial performance or a material reduction in our sales to Caterpillar could negatively impact our operating results.

Changes in our product mix impacts our financial performance.

          We sell products that have varying profit margins. Our financial performance can be impacted depending on the mix of products we sell during a given period.

Unavailable or higher cost materials could impact our financial performance.

          We obtain raw materials including steel, filter media, plastics, and other components from third-party suppliers and tend to carry limited raw material inventories. An unanticipated delay in delivery by our suppliers could result in the inability to deliver on-time and meet the expectations of our Customers. This could negatively affect our financial performance. An increase in commodity prices could also result in lower operating margins.

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

          We have made and continue to pursue acquisitions. We cannot guarantee that these acquisitions will have a positive impact on our results. These acquisitions could negatively impact our profitability due to operating and integration inefficiencies, the incurrence of debt, contingent liabilities, and amortization expenses related to intangible assets. There are also a number of other risks involved in acquisitions. We could lose key existing Customers, have difficulties in assimilating the acquired operations, assume unanticipated legal liabilities, or lose key employees.

Compliance with environmental and product laws and regulations can be costly.

          We are subject to many environmental laws and regulations in the jurisdictions in which we operate. We routinely incur costs in order to comply with these laws and regulations. We may be adversely impacted by new or changing laws and regulations that affect both our operations and our ability to develop and sell products that meet our Customers’ requirements.

Item 1B. Unresolved Staff Comments

          None.

Item 2. Properties

          The Company’s principal administrative office and research facilities are located in Bloomington, a suburb of Minneapolis, Minnesota. The principal European administrative and engineering offices are located in Leuven, Belgium. The Company also has extensive operations in the Asia-Pacific region.

          The Company’s principal manufacturing and distribution activities are located throughout the world. The following is a summary of the principal plants and other materially important physical properties owned or leased by the Company.

Americas	Europe / Middle East / Africa
Auburn, Alabama (E)	Kadan, Czech Republic (I)
Riverbank, California (I)*	Klasterec, Czech Republic
Valencia, California (E)*	Domjean, France (E)
Dixon, Illinois	Paris, France (E)*
Frankfort, Indiana	Dulmen, Germany (E)
Cresco, Iowa	Flensburg, Germany (I)
Grinnell, Iowa (E)	Haan, Germany (I)
Nicholasville, Kentucky	Ostiglia, Italy
Bloomington, Minnesota	Cape Town, South Africa
Chillicothe, Missouri (E)	Johannesburg, South Africa*
Chesterfield, Missouri (E)*	Hull, United Kingdom
Philadelphia, Pennsylvania (I)	Leicester, United Kingdom (I)
Greeneville, Tennessee
Baldwin, Wisconsin	Australia
Stevens Point, Wisconsin	Wyong, Australia
Sao Paulo, Brazil (E)*
Brockville, Canada (I)*	Asia
Aguascalientes, Mexico	Hong Kong, China*
Monterrey, Mexico (I)	Wuxi, China
New Delhi, India
Joint Venture Facilities	Gunma, Japan
Champaign, Illinois (E)	Rayong, Thailand (I)
Jakarta, Indonesia
Dammam, Saudi Arabia (I)	Third-Party Logistics Providers
Santiago, Chile
Distribution Centers	Wuxi, China
Wyong, Australia	Mumbai, India
Brugge, Belgium	Plainfield, Indiana (I)
Rensselaer, Indiana	Gunma, Japan
Ostiglia, Italy	Singapore
Aguascalientes, Mexico	Greeneville, Tennessee (I)
Johannesburg, South Africa

          The Company’s properties are utilized for both the Engine and Industrial Products segments except as indicated with an (E) for Engine or (I) for Industrial. The Company leases certain of its facilities, primarily under long-term leases. The facilities denoted with an asterisk (*) are leased facilities. In Wuxi, China and Bloomington, Minnesota a portion of the activities are conducted in leased facilities. The Company uses third-party logistics providers for some of its product distribution and neither leases nor owns the facilities. The Company considers its properties to be suitable for their present purposes, well-maintained, and in good operating condition.

Item 3. Legal Proceedings

          The Company records provisions with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter. The Company believes the recorded reserves in its consolidated financial statements are adequate in light of the probable and estimable outcomes. Any recorded liabilities were not material to the Company’s financial position, results of operation or liquidity, and the Company does not believe that any of the currently identified claims or litigation will materially affect its financial position, results of operation or liquidity.

          The Company has reached a preliminary agreement to settle the class action lawsuits that were previously disclosed in its SEC filings, including most recently the Form 10-Q for the quarter ending April 30, 2011. On March 31, 2008, S&E Quick Lube, a filter distributor, filed a lawsuit alleging that 12 filter manufacturers, including the Company, engaged in a conspiracy to fix prices, rig bids, and allocate U.S. Customers for aftermarket automotive filters. The U.S. cases have been consolidated into a single multi-district litigation in the Northern District of Illinois. The Company denies any liability and has vigorously defended the claims raised in these lawsuits. The settlement will fully resolve all claims brought against the Company in the lawsuits and the Company does not admit any liability or wrongdoing. The settlement is still subject to Court approval and will not have a material impact on the Company’s financial position, results of operations or liquidity.

          The Company has reached a preliminary agreement with the Air Resources Board for the State of California (“ARB”) to settle regulatory claims brought by ARB in connection with the sales of our Diesel Multi-Stage Filter System (“DMF”) for an immaterial amount. On May 19, 2010, ARB revoked its verification of the Company’s DMF for use with on-road diesel engines, for which verification was originally issued on December 16, 2005. The Company denies that any sales were made in California without ARB verification. The Company is not currently selling any DMF product and is working with the Environmental Protection Agency to verify the product for any future sales.

Item 4. (Removed and Reserved)

Executive Officers of the Registrant

          Current information regarding executive officers is presented below. All terms of office are for one year. There are no arrangements or understandings between individual officers and any other person pursuant to which the officer was selected as an executive officer.

Name	Age	Positions and Offices Held	First Fiscal Year Appointed as an Executive Officer
Tod E. Carpenter	52	Vice President, Europe and Middle East	2008

William M. Cook	58	Chairman, President and Chief Executive Officer	1994

Sandra N. Joppa	46	Vice President, Human Resources	2005

Norman C. Linnell	52	Vice President, General Counsel and Secretary	1996

Charles J. McMurray	57	Senior Vice President, Industrial Products	2003

Mary Lynne Perushek	53	Vice President and Chief Information Officer	2006

David W. Timm	58	Vice President, Asia-Pacific	2007

Thomas R. VerHage	58	Vice President and Chief Financial Officer	2004

Jay L. Ward	47	Senior Vice President, Engine Products	2006

Debra L. Wilfong	56	Vice President and Chief Technology Officer	2007

          Mr. Carpenter joined the Company in 1996 and has held various positions, including Gas Turbine Systems General Manager from 2002 to 2004; General Manager, Industrial Filtration Systems (“IFS’) Sales from 2004 to 2006; General Manager, IFS Americas in 2006; and Vice President, Global IFS from 2006 to 2008. Mr. Carpenter was appointed Vice President, Europe and Middle East in August 2008. Mr. Carpenter has been appointed Senior Vice President, Engine Products, effective October 1, 2011.

          Mr. Cook joined the Company in 1980 and has held various positions, including CFO and Senior Vice President, International from 2001 to 2004 and President and CEO from 2004 to 2005. Mr. Cook was appointed Chairman, President and CEO in July 2005.

          Ms. Joppa was appointed Vice President, Human Resources and Communications in November 2005. Prior to that time, Ms. Joppa held various positions at General Mills, a consumer food products company, from 1989 to 2005, including service as Director of Human Resources for several different operating divisions from 1999 to 2005.

          Mr. Linnell joined the Company in 1996 as General Counsel and Secretary and was appointed Vice President, General Counsel and Secretary in 2000.

          Mr. McMurray joined the Company in 1980 and has held various positions, including Director, Global Information Technology from 2001 to 2003; Vice President, Human Resources from 2004 to 2005; and Vice President, Information Technology, Europe, South Africa, and Mexico from 2005 to 2006. Mr. McMurray became Senior Vice President, Industrial Products in September 2006. Mr. McMurray has been appointed Senior Vice President and Chief Administrative Officer, effective October 1, 2011.

          Ms. Perushek was appointed Vice President and Chief Information Officer in November 2006. Prior to that time, Ms. Perushek was Vice President of Global Information Technology at H.B. Fuller Company, a worldwide manufacturer of adhesive products, from 2005 to 2006 and Chief Information Officer for Young America Corporation, a marketing company, from 1999 to 2004.

          Mr. Timm joined the Company in 1983 and has held various positions, including General Manager, Disk Drive from 1995 to 2005 and General Manager, Gas Turbine Systems Products from 2005 to 2006. Mr. Timm was appointed Vice President, Asia-Pacific in December 2006. The Company has announced that Mr. Timm will retire from the Company at the end of 2011, with his replacement to be announced at a later date.

          Mr. VerHage was appointed Vice President and Chief Financial Officer in March 2004. Prior to that time, Mr. VerHage was a partner for Deloitte & Touche, LLP, an international accounting firm, from 2002 to 2004. The Company has announced that Mr. VerHage is leaving the Company on October 31, 2011 and that James F. Shaw, age 42, currently Controller and Principal Accounting Officer for the Company, has been appointed Vice President and Chief Financial Officer, effective November 1, 2011.

          Mr. Ward joined the Company in 1998 and has held various positions, including Director, Operations from 2001 to 2003; Director, Product and Business Development, IFS Group from 2003 to 2004; Managing Director, Europe from 2004 to 2006; and Vice President, Europe, and Middle East from 2006 to 2008. Mr. Ward was appointed Senior Vice President, Engine Products in August 2008. Mr. Ward has been appointed Senior Vice President, Industrial Products, effective October 1, 2011.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          The common shares of the Company are traded on the New York Stock Exchange under the symbol DCI. The amount and frequency of all cash dividends declared on the Company’s common stock for Fiscal 2011 and 2010 appear in Note P of the Notes to Consolidated Financial Statements on page 54. The Company’s dividend payout ratio target is 20 percent to 30 percent of the average earnings per share of the last three years. This guidance is expected to be used for future dividend payouts. As of September 22, 2011, there were 1,950 shareholders of record of common stock.

          The low and high sales prices for the Company’s common stock for each full quarterly period during Fiscal 2011 and 2010 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2011	$40.86 - 50.19	$48.51 - 60.28	$54.59 - 62.90	$54.62 - 63.04

Fiscal 2010	$32.60 - 39.82	$35.24 - 45.19	$37.24 - 47.38	$40.51 - 48.21

          The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended July 31, 2011.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1 - May 31, 2011	—	$—	—	6,187,240
June 1 - June 30, 2011	900,000	$56.35	900,000	5,287,240
July 1 - July 31, 2011	291,558	$59.23	256,648	5,030,592
Total	1,191,558	$57.06	1,156,648	5,030,592

          The Company initiated the purchase of an additional 162,900 shares for $9.2 million in July 2011 that are not included in Fiscal 2011 repurchases as the transactions did not settle until after fiscal year end. These repurchases will be included in Fiscal 2012 activity.

(1)

On March 26, 2010, the Company announced that the Board of Directors authorized the repurchase of up to 8.0 million shares of common stock. This repurchase authorization, which is effective until terminated by the Board of Directors, replaced the existing authority that was authorized on March 31, 2006. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the quarter ended July 31, 2011. However, the “Total Number of Shares Purchased” column of the table above includes 34,910 previously owned shares tendered by option holders in payment of the exercise price of options during the quarter. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of exercising stock options or payment of equity-based awards.

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

	Year Ended July 31,
	2011	2010	2009	2008	2007	2006
Donaldson Company, Inc.	$177.91	$150.95	$119.50	$139.95	$111.77	$100.00
S&P 500	112.56	94.07	82.64	103.25	116.13	100.00
S&P Industrial Machinery	143.55	119.05	90.70	118.06	129.23	100.00

Item 6. Selected Financial Data

          The following table sets forth selected financial data for each of the fiscal years in the five-year period ended July 31, 2011 (in millions, except per share data):

	Year Ended July 31,
	2011	2010	2009	2008	2007
Net sales	$2,294.0	$1,877.1	$1,868.6	$2,232.5	$1,918.8
Income from continuing operations	225.3	166.2	131.9	172.0	150.7
Diluted earnings per share	2.87	2.10	1.67	2.12	1.83
Total assets	1,726.1	1,499.5	1,334.0	1,548.6	1,319.0
Long-term obligations	205.7	256.2	253.7	176.5	129.0
Cash dividends declared per share	0.560	0.480	0.460	0.430	0.370
Cash dividends paid per share	0.535	0.470	0.455	0.420	0.360

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

          The Company reported record sales in Fiscal 2011 of $2,294.0 million, up 22.2 percent from $1,877.1 million in the prior year. The Company’s results were positively impacted by foreign currency translation, which increased sales by $49.8 million. Excluding the current year impact of foreign currency translation, worldwide sales increased 19.6 percent.

          Although net sales excluding foreign currency translation is not a measure of financial performance under GAAP, the Company believes it is useful in understanding its financial results and provides a comparable measure for understanding the operating results of the Company between different fiscal periods excluding the impact of foreign currency translation. The following is reconciliation to the most comparable GAAP financial measure of this non-GAAP financial measure (in millions):

	Year Ended July 31,
	2011	2010
Net sales, excluding foreign currency translation	$2,244.2	$1,833.9
Foreign currency translation impact	49.8	43.2
Net sales	$2,294.0	$1,877.1

          The Company also reported record net earnings in Fiscal 2011 of $225.3 million, an increase of 35.6 percent from $166.2 million in the prior year. The Company’s net earnings were also positively impacted by foreign currency translation, which increased net earnings by $6.1 million. Excluding the current year impact of foreign currency translation, net earnings increased 31.9 percent.

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

	Year Ended July 31,
	2011	2010
Net earnings, excluding foreign currency translation	$219.2	$162.6
Foreign currency translation impact, net of tax	6.1	3.6
Net earnings	$225.3	$166.2

          The Company reported diluted earnings per share of $2.87, a 36.7 percent increase from $2.10 in the prior year.

          As discussed above, the Company recorded full year records for net sales and net earnings. In addition, operating margin was a record of 13.7 percent for the year. The Company’s manufacturing plants and distribution centers executed very well and continued to make both capital and operating investments which, along with the Company’s Continuous Improvement initiatives, resulted in a record year and puts the Company in a position to profitably support its Customers’ global growth plans. These improvements were slightly offset by increases in purchased raw material and freight costs.

          Following is financial information for the Company’s Engine and Industrial Products segments. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments and interest income and expense. See further discussion of segment information in Note K of the Company’s Notes to Consolidated Financial Statements.

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company
	(thousands of dollars)
2011
Net sales	$1,440,495	$853,534	$—	$2,294,029
Earnings before income taxes	211,255	123,871	(22,863)	312,263

2010
Net sales	$1,126,007	$751,057	$—	$1,877,064
Earnings before income taxes	155,833	91,084	(16,741)	230,176

2009
Net sales	$1,027,685	$840,944	$—	$1,868,629
Earnings before income taxes	85,896	87,427	(11,898)	161,425

          For the twelve months ended July 31, 2010 and 2009, net sales reflect the reclassification of $31,636 and $25,724, respectively, earnings before income taxes reflect a reclassification of $5,360 and $2,099, respectively, as a result of an internal reorganization of Industrial Hydraulics from Industrial Products to Engine Products, which became effective August 1, 2010.

          Many factors contributed to the Company’s results for each of the Company’s reporting segments for Fiscal 2011, including an improvement in global economic conditions, the Company’s program of Continuous Improvement initiatives, new product introductions, emerging market growth, and the expansion of the Company’s distribution capabilities.

          In the Engine Products segment, the Company experienced increased sales in all end-markets and regions with the exception of Aerospace and Defense Products. The earnings improvement for the current fiscal year was primarily driven by better absorption of fixed costs due to improved volumes at our manufacturing plants, and Continuous Improvement initiatives. The Aftermarket Products sales increases were driven by continued improvement in equipment utilization rates in the mining, construction, and transportation industries globally. The Off-Road Product sales increase is driven by higher demand for agriculture and mining equipment, due to continued strong commodity prices and improved sales of heavy construction equipment, which was due to increased global infrastructure spending, especially in developing economies. On-Road Products sales improved as North America and Europe heavy truck build rates continued rebounding.

          In the Industrial Products segment, where many product lines are later economic cycle businesses, sales increased due to improving global economies leading to greater Customer demand. In Industrial Filtration Solutions Products, sales of new dust collection equipment and replacement filters continued to grow. Gas Turbine Products sales remained slow due to static Customer demand for large gas turbine power generation projects as a result of unchanged global power generation requirements. The increase in sales in Special Applications Products is due to strong sales in certain product lines serving the membrane, semiconductor, imaging, and venting end markets.

          Following are net sales by product within both the Engine and Industrial Products segments:

	2011	2010	2009
	(thousands of dollars)
Engine Products segment:
Off-Road Products	$327,557	$222,329	$243,691
Aerospace and Defense Products	104,883	111,977	119,094
On-Road Products	127,107	81,874	71,958
Aftermarket Products*	861,393	691,899	561,846
Retrofit Emissions Products	19,555	17,928	31,096
Total Engine Products segment	1,440,495	1,126,007	1,027,685
Industrial Products segment:
Industrial Filtration Solutions Products	507,646	423,050	477,908
Gas Turbine Products	154,726	150,131	206,760
Special Applications Products	191,162	177,876	156,276
Total Industrial Products segment	853,534	751,057	840,944

Total Company	$2,294,029	$1,877,064	$1,868,629

*	Includes replacement part sales to the Company’s OEM Customers.

Outlook

          The Company forecasts continued expansion in many of its end markets, with higher growth in emerging economies. The Company forecasts its full year Fiscal 2012 EPS to be between $3.15 and $3.45.

•

The Company is planning its total Fiscal 2012 sales to be between $2.45 and $2.60 billion, or up about 7 to 15 percent from Fiscal 2011. Foreign currency translation is based on the Company’s planned rates for the Euro at US$1.42 and 81 Yen to the US$.

•	The Company’s full year Fiscal 2012 operating margin is forecasted to be 13.7 to 14.5 percent.

•	The Company’s full year Fiscal 2012 tax rate is projected to be between 28 and 30 percent.

•	The Company projects that cash generated by operating activities will be between $275 and $305 million in Fiscal 2012. Capital spending in Fiscal 2012 is estimated to be approximately $100 million.

Engine Products – The Company forecasts full year sales to increase 8 to 15 percent, including the impact of foreign currency translation.

•

The Company anticipates sales to its agricultural, mining, and construction equipment OEM Customers to grow at a more moderate pace in Fiscal 2012 compared to Fiscal 2011’s growth rate. The Company also expects to continue to benefit from increased market share on their Customers’ new Tier IV equipment platforms.

•

In the On-Road Products’ business, the Company believes build rates for heavy and medium duty trucks at their OEM Customers will be higher than Fiscal 2011, but are expected to grow at a more normal rate.

•

Sales of the Company’s Aftermarket Products are expected to remain strong based on current utilization rates for both off-road equipment and on-road heavy trucks. The Company should also benefit as its distribution networks continue to expand in the emerging economies and from the increasing number of systems installed in the field with their proprietary filtration systems.

•

The Company forecasts modest sales gains in Aerospace and Defense Products for Fiscal 2012 as the continued slowdown in military spending is anticipated to be offset by increased commercial aerospace sales.

Industrial Products - The Company forecasts full year FY12 sales to increase 7 to 15 percent, including the impact of foreign currency translation.

•

The Company’s Industrial Filtration Solutions Products’ sales are projected to increase 7 to 14 percent, assuming demand for new filtration equipment and replacement filters both continue to improve as general industrial capital activity and spending increase globally.

•	The Company anticipates its Gas Turbine Products’ sales to increase 14 to 22 percent due to improvement in the power generation market and ongoing strength in the oil and gas market segment.

•	Special Applications Products’ sales are projected to increase 2 to 9 percent primarily due to growing sales of their membranes products.

Fiscal 2011 Compared to Fiscal 2010

          Engine Products Segment The Engine Products segment sells to OEMs in the construction, mining, agriculture, aerospace, defense, and truck markets and to independent distributors, OEM dealer networks, private label accounts, and large equipment fleets. Products include air filtration systems, exhaust and emissions systems, liquid filtration systems, and replacement filters.

          Sales for the Engine Products segment were $1,440.5 million, an increase of 27.9 percent from $1,126.0 million in the prior year. Engine Products sales in the United States increased by 25.9 percent in Fiscal 2011 compared to Fiscal 2010. International Engine Products sales increased 29.8 percent from the prior year. The impact of foreign currency increased total sales by $31.5 million, or 2.8 percent. Earnings before income taxes as a percentage of Engine Products segment sales of 14.7 percent increased from 13.8 percent in the prior year. The earnings improvement for the current fiscal year was driven by better absorption of fixed costs due to improved volumes and the Company’s ongoing Continuous Improvement initiatives, partially offset by increased commodity costs compared to the prior year. There were $1.9 million in restructuring expenses for the Engine Products segment in the prior year.

          Worldwide sales of Off-Road Products were $327.6 million, an increase of 47.3 percent from $222.3 million in the prior year. Sales in the United States increased 35.8 percent over the prior fiscal year. Internationally, sales of Off-Road Products were up 56.0 percent from the prior year, with sales increasing in Asia and Europe by 58.2 percent and 55.6 percent, respectively. The Company’s overall increase was driven by higher demand for agriculture, construction, and mining equipment due to continued strong commodity prices and improved sales of heavy construction equipment, which was due to increased global infrastructure spending, especially in developing economies. Off-Road Products sales in the U.S. also benefited from market share gains on new platforms that began production during calendar year 2011. These increases were slightly offset by U.S. residential and non-residential construction markets, which showed continued weakness, resulting in lower sales of the Company’s products into those markets.

          Worldwide sales of Aerospace and Defense Products were $104.9 million, a 6.3 percent decrease from $112.0 million in the prior year. Sales in the United States decreased 8.7 percent over the prior year as a result of slowdowns in U.S. military activity, which is causing an associated slowdown in government procurement spending for major programs. Internationally, sales of Aerospace and Defense Products increased 3.0 percent over the prior year. The international sales increased primarily due to market share gains resulting from improving the Company’s Aerospace distribution capabilities in Europe.

          Worldwide sales of On-Road Products were $127.1 million, an increase of 55.2 percent from $81.9 million in the prior year. On-Road Products sales in the United States increased 86.0 percent from the prior year. Class 8 build rates increased 47.8 percent and medium duty truck build rates increased 37.1 percent over the prior year. International On-Road Products sales increased 27.4 percent from the prior year, driven by increased sales in Europe of 45.6 percent. This increase is consistent with the increase in European build rates. The overall sales increase was a result of an increase in Customer truck build rates, higher content per truck, and a slightly higher market share.

          Worldwide Engine Aftermarket Products sales of $861.4 million increased 24.5 percent from $691.9 million in the prior year. Sales in the United States increased 26.3 percent over the prior year. International sales increased 23.1 percent from the prior year, primarily driven by sales increases in Asia, Latin America and Europe of 37.8 percent, 25.7 percent, and 13.5 percent, respectively. The sales increases in the U.S. and internationally were attributable to improved On-Road and Off-Road equipment utilization rates from a year ago, the Company’s increased distribution and market share growth, and the continued increase in the percentage of equipment in the field that uses the Company’s proprietary filtration systems.

          Worldwide sales of Retrofit Emissions Products were $19.6 million, an increase of 9.1 percent from $17.9 million in the prior year. The Company’s Retrofit Emissions Products sales are solely in the United States. Sales of Retrofit Emissions Products increased overall, but challenges still remain in the supply chain for certain components and delays in regulatory approval for certain of the Company’s products have impacted the Company’s sales.

          Industrial Products Segment The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines, and OEMs and end-users requiring clean air. Products include dust, fume, and mist collectors, compressed air purification systems, air filtration systems for gas turbines, PTFE membrane based products, and specialized air filtration systems for applications, including computer hard disk drives.

          Sales for the Industrial Products segment were $853.5 million, an increase of 13.6 percent from $751.1 million in the prior year. International Industrial Products sales increased 8.5 percent and sales in the United States increased 27.2 percent from the prior year. The impact of foreign currency increased sales by $18.3 million, or 2.4 percent. Earnings before income taxes as a percentage of Industrial Products segment sales of 14.5 percent increased from 12.1 percent in the prior year. The improvement in earnings as a percent of sales over the prior year was driven by better leverage of fixed operating costs and better plant utilization. Restructuring expenses in Fiscal 2011 were $0.7 million, a decrease from $8.3 million in Fiscal 2010.

          Worldwide sales of Industrial Filtration Solutions Products of $507.6 million increased 20.0 percent from $423.1 million in the prior year. Sales in the United States, Europe and Asia increased 25.3 percent, 12.9 percent, and 26.2 percent, respectively. The increased sales were due to increased manufacturing activity, higher investment in capital equipment by manufacturers, and the continued strengthening of replacement filter sales due to utilization of existing equipment. North American general industrial activity remained strong as evidenced by a 110 percent increase in machine tool consumption in the United States during Fiscal 2011 as compared to Fiscal 2010.

          Worldwide sales of Gas Turbine Products were $154.7 million, an increase of 3.1 percent from $150.1 million in the prior year. Gas Turbine Products sales are typically large systems and, as a result, the Company’s shipments and revenues fluctuate from period to period. Sales slightly improved due to additional demand for smaller systems used in the oil and gas industry as a result of higher average oil prices and an increase in Aftermarket sales for replacement filters. These increases were slightly offset by a decline in the sales of air filtration systems for large turbines used for power generation.

          Worldwide sales of Special Applications Products were $191.2 million, a 7.5 percent increase from $177.9 million in the prior year. International sales of Special Application Products increased 6.1 percent over the prior year, primarily in Europe, which increased 47.0 percent. Domestic Special Application Products sales increased 17.1 percent. The global sales increases were driven by strong sales in some of the Company’s product lines serving the membrane, semiconductor, imaging, and venting end markets, partially offset by a slight decline in the Company’s disk drive filter sales due to soft demand in the global end market for hard disk drives. Overall, the decline in disk drive sales is comparable with published disk drive build rates.

          Consolidated Results The Company reported net earnings for Fiscal 2011 of $225.3 million compared to $166.2 million in Fiscal 2010, an increase of 35.6 percent. Diluted net earnings per share were $2.87, up 36.7 percent from $2.10 in the prior year. The Company’s operating income of $315.3 million increased from prior year operating income of $238.2 million by 32.3 percent.

          The table below shows the percentage of total operating income contributed by each segment for each of the last three fiscal years. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, interest income, and interest expense:

	2011	2010	2009
Engine Products	64.1%	63.1%	45.7%
Industrial Products	38.7%	37.8%	50.6%
Corporate and Unallocated	(2.8)%	(0.9)%	3.7%
Total Company	100.0%	100.0%	100.0%

          International operating income, prior to corporate expense allocations, totaled 80.2 percent of consolidated operating income in Fiscal 2011 as compared to 80.3 percent in Fiscal 2010. Total international operating income increased 32.1 percent from the prior year. This increase is attributable to increased Customer sales and the leverage of fixed costs with the higher volume of sales. The table below shows the percentage of total operating income contributed by each major geographic region for each of the last three fiscal years:

	2011	2010	2009
United States	19.8%	19.7%	22.1%
Europe	31.0%	24.6%	23.3%
Asia - Pacific	39.6%	45.3%	43.5%
Other	9.6%	10.4%	11.1%
Total Company	100.0%	100.0%	100.0%

          Gross margin for Fiscal 2011 was 35.5 percent, an increase from 35.1 percent in the prior year. The improved gross margin was the result of better fixed cost absorption and the Company’s ongoing Continuous Improvement initiatives of approximately $27 million, which were partially offset by increases in purchased raw material (steel and petrochemical based raw materials) of approximately $19 million, net of selective price increases to Customers. Within gross margin, the Company incurred minimal restructuring and asset impairment charges during the fiscal year, compared to $7.5 million last year. The fiscal 2010 charges were primarily related to a downsizing at a plant in Germany and included severance and asset impairments for the building and inventory.

          Operating expenses for Fiscal 2011 were $498.5 million or 21.7 percent of sales, as compared to $420.5 million or 22.4 percent in the prior year. The decrease in operating expenses as a percentage of sales is driven by the higher volume of sales and benefits from the Company’s Continuous Improvement initiatives. In addition, the current year included a $1.9 million reduction in restructuring expenses compared to Fiscal 2010. These benefits were partially offset by costs for our strategic operating investments totaling $13.9 million for the fiscal year and higher compensation related expenses such as incentive compensation of $9.2 million and pension expense of $5.1 million over the prior year.

          Interest expense of $12.5 million increased $0.5 million from $12.0 million in the prior year. Net other income totaled $9.5 million in Fiscal 2011 up from $3.9 million in the prior year. The increase of $5.6 million over the prior year is primarily attributable to increased interest income of $2.0 million, increased earnings from non-consolidated joint ventures of $2.1 million, and increased royalty income of $1.4 million. Components of other income for Fiscal 2011 were as follows: interest income of $3.3 million, earnings from non-consolidated joint ventures of $4.1 million, royalty income of $8.7 million, partially offset by charitable donations of $1.1 million, foreign exchange losses of $4.5 million, and other miscellaneous income and expense items resulting in expenses of $1.0 million.

          The effective tax rate for Fiscal 2011 was 27.9 percent compared to 27.8 percent in Fiscal 2010. The average underlying tax rate remained at 29.7 percent, while discrete items were also a consistent percentage of pre-tax profits. Fiscal 2010 contained $4.3 million of discrete tax benefits from the expiration of the statute of limitations at foreign subsidiaries. Fiscal 2011 contained $5.8 million of discrete tax benefits primarily from the release of reserves after the favorable conclusions of foreign tax audits, the expiration of statutes in various jurisdictions, and the positive impact of dividends from some foreign subsidiaries.

          Total backlog at July 31, 2011, was $816.4 million, up 29.9 percent from the same period in the prior year. Backlog is one of many indicators of business conditions in the Company’s markets. However, it is not always indicative of future results for a number of reasons, including short lead times in the Company’s replacement parts businesses and the timing of the receipt of orders in many of the Company’s Engine OEM and Industrial markets. In the Engine Products segment, total open order backlog increased 36.6 percent from the prior year. In the Industrial Products segment, total open order backlog increased 14.9 percent from the prior year. Because some of the change in backlog can be attributed to a change in the ordering patterns of the Company’s Customers and/or the impact of foreign exchange translation rates, it may not necessarily correspond to future sales.

Fiscal 2010 Compared to Fiscal 2009

          Engine Products Segment The Engine Products segment sells to OEMs in the construction, mining, agriculture, aerospace, defense, and truck markets and to independent distributors, OEM dealer networks, private label accounts, and large equipment fleets. Products include air filtration systems, exhaust and emissions systems, liquid filtration systems, and replacement filters.

          Sales for the Engine Products segment were $1,126.0 million, an increase of 9.6 percent from $1,027.7 million in the prior year. Engine Products sales in the United States remained relatively flat in Fiscal 2010 compared to Fiscal 2009, increasing only 0.5 percent in the current fiscal year. International Engine Products sales increased 19.6 percent from the prior year. The impact of foreign currency increased sales by $24.9 million, or 2.4 percent. Earnings before income taxes as a percentage of Engine Products segment sales of 13.8 percent increased from 8.4 percent in the prior year. The earnings improvement for the current fiscal year was driven by a greater mix of higher-margin Aftermarket sales versus lower-margin first-fit product sales, better absorption of fixed manufacturing costs due to the increase in production volumes and benefits related to completed restructuring efforts and other Continuous Improvement initiatives. In addition, restructuring expenses for the Engine Products segment were down $5.3 million over the prior year, but this was more than offset by $6.2 million of increased warranty expenses related to Retrofit Emissions Products.

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

          Worldwide Engine Aftermarket Products sales of $691.9 million increased 23.1 percent from $561.8 million in the prior year. Sales in the United States increased 14.7 percent over the prior year. International sales increased 29.7 percent from the prior year, primarily driven by sales increases in Asia, Latin America and Europe of 36.9 percent, 28.9 percent, and 24.7 percent, respectively. The sales increases in the United States and internationally were driven by rebounds in equipment utilization rates in the mining, construction, and transportation industries. The Company also improved its distribution capabilities to be closer to and better serve its Customers and increased sales due to the Company’s recent market share “wins.”

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

          Industrial Products Segment The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines, and OEMs and end-users requiring clean air. Products include dust, fume, and mist collectors, compressed air purification systems, air filtration systems for gas turbines, PTFE membrane based products, and specialized air filtration systems for applications including computer hard disk drives.

          Sales for the Industrial Products segment were $751.1 million, a decrease of 10.7 percent from $840.9 million in the prior year. International Industrial Products sales decreased 9.0 percent, and sales in the United States decreased 15.0 percent from the prior year. The impact of foreign currency increased sales by $17.2 million, or 2.0 percent. Despite the 10.7 percent decrease in sales, earnings before income taxes as a percentage of Industrial Products segment sales were 12.1 percent, increasing from 10.4 percent in the prior year. The improvement in earnings as a percent of sales over the prior year was driven by better execution on large project shipments, increased plant utilization, improved product mix, and Continuous Improvement initiatives. Restructuring expenses in Fiscal 2010 were $8.3 million, a decrease from $10.1 million in Fiscal 2009.

          Worldwide sales of Industrial Filtration Solutions Products of $423.1 million decreased 11.5 percent from $478.0 million in the prior year. Sales in the United States, Europe and Asia decreased 11.9 percent, 12.0 percent, and 8.0 percent, respectively. Sales in Mexico decreased 20.9 percent in Fiscal 2010 as compared to Fiscal 2009. Overall, the Company experienced weak sales conditions for its Industrial Filtration Solutions Products during the beginning of the fiscal year, with conditions improving towards the end of the fiscal year. The decreased sales in Europe and Asia were due to reduced demand for industrial dust collectors and compressed air purification systems due to the downturn in general manufacturing activity. Domestic sales decreased due to a decline in general industrial activity that did not stabilize until late in the fiscal year, as evidenced by a 19 percent drop in machine tool consumption in the United States during fiscal year 2010 as compared to fiscal year 2009.

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

          Worldwide sales of Special Applications Products were $177.9 million, a 13.8 percent increase from $156.3 million in the prior year. Domestic Special Application Products sales increased 5.8 percent, driven by an increase in sales to industrial Customers of PTFE membranes. International sales of Special Application Products increased 15.1 percent over the prior year, primarily in Asia, which increased 18.6 percent. These international sales increases were driven by improved demand for the Company’s Customers’ hard disk drives as the end-markets for computers, data storage devices, and other electronic products rebounded. Overall, the Company’s market growth is comparable with published disk drive build rates.

          Consolidated Results The Company reported net earnings for Fiscal 2010 of $166.2 million compared to $131.9 million in Fiscal 2009, an increase of 26.0 percent. Diluted net earnings per share were $2.10, up 25.7 percent from $1.67 in the prior year. The Company’s operating income of $238.2 million increased from prior year operating income of $170.0 million by 40.2 percent.

          The table below shows the percentage of total operating income contributed by each segment for each of the last three fiscal years. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, interest income, and interest expense:

	2010	2009	2008
Engine Products	63.1%	45.7%	61.1%
Industrial Products	37.8%	50.6%	42.1%
Corporate and Unallocated	(0.9)%	3.7%	(3.2)%
Total Company	100.0%	100.0%	100.0%

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

          Interest expense of $12.0 million decreased $5.0 million from $17.0 million in the prior year as a result of reduced debt levels and lower interest rates throughout the year. Net other income totaled $3.9 million in Fiscal 2010 down from $8.5 million in the prior year. Components of other income for Fiscal 2010 were as follows: interest income of $1.3 million, earnings from non-consolidated joint ventures of $2.0 million, royalty income of $7.2 million, charitable donations of $1.6 million, foreign exchange losses of $4.6 million, and other miscellaneous income and expense items resulting in expenses of $0.4 million.

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

Liquidity and Capital Resources

          Financial Condition At July 31, 2011, the Company’s capital structure was comprised of $61.0 million of current debt, $205.7 million of long-term debt and $934.7 million of shareholders’ equity. The Company had cash and cash equivalents of $273.5 million at July 31, 2011. The ratio of long-term debt to total capital was 18.0 percent and 25.5 percent at July 31, 2011 and 2010, respectively.

          Total debt outstanding decreased $45.0 million during the year to $266.7 million outstanding at July 31, 2011. Short-term borrowings outstanding at the end of the year were $36.9 million less than the prior year, and long-term debt decreased $8.1 million (including current maturities) from the prior year.

          The following table summarizes the Company’s cash obligations as of July 31, 2011, for the years indicated (thousands of dollars):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$247,037	$45,595	$101,442	$—	$100,000
Capital lease obligations	796	428	360	8	—
Interest on long-term debt obligations	49,508	11,946	19,752	10,960	6,850
Operating lease obligations	26,579	10,546	12,196	3,006	831
Purchase obligations (1)	246,872	236,709	9,339	824	—
Pension and deferred compensation (2)	78,324	5,070	10,533	10,372	52,349
Total (3)	$649,116	$310,294	$153,622	$25,170	$160,030

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

          The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. As such, the Company made contributions of $20.6 million to its U.S. pension plans in Fiscal 2011. There is no minimum funding requirement for the Company’s U.S. pension plans for Fiscal 2012. The Company is currently evaluating whether or not a U.S. pension contribution will be made in Fiscal 2012. The Company made contributions of $7.1 million to its non-U.S. pension plans in Fiscal 2011 and estimates that it will contribute approximately $4.7 million in Fiscal 2012 based upon the local government prescribed funding requirements. Future estimates of the Company’s pension plan contributions may change significantly depending on the actual rate of return on plan assets, discount rates, and regulatory requirements.

          The Company has a five-year, multi-currency revolving facility with a group of banks under which the Company may borrow up to $250 million. This facility matures on April 2, 2013. The agreement provides that loans may be made under a selection of currencies and rate formulas including Base Rate Advances or Off Shore Rate Advances. The interest rate on each advance is based on certain market interest rates and leverage ratios. Facility fees and other fees on the entire loan commitment are payable over the duration of this facility. There was nothing outstanding at July 31, 2011 and $50.0 million outstanding at July 31, 2010. At July 31, 2011 and 2010, $238.6 million and $180.0 million, respectively, was available for further borrowing under such facilities. The amount available for further borrowing reflects a reduction for issued standby letters of credit, as discussed below. The weighted average interest rate on short-term borrowings outstanding at July 31, 2010 was 0.6 percent. Our multi-currency revolving facility contains debt covenants specifically related to maintaining a certain interest coverage ratio and a certain leverage ratio as well as other covenants that under certain circumstances can restrict our ability to incur additional indebtedness, make investments and other restricted payments, create liens, and sell assets. As of July 31, 2011, the Company was in compliance with all such covenants.

          The Company has three uncommitted credit facilities in the United States, which provide unsecured borrowings for general corporate purposes. At July 31, 2011 and 2010, there was $56.9 million and $70.0 million available for use, respectively. There was $13.1 million outstanding at July 31, 2011 and nothing outstanding at July 31, 2010.

          The Company has a €100 million program for issuing treasury notes for raising short, medium, and long-term financing for its European operations. There was nothing outstanding on this program at July 31, 2011 or 2010. Additionally, the Company’s European operations have lines of credit with an available limit of €45.6 million. There was nothing outstanding on these lines of credit as of July 31, 2011 or 2010.

          Other international subsidiaries may borrow under various credit facilities. There was nothing outstanding under these credit facilities as of July 31, 2011 or 2010.

          Also, at July 31, 2011 and 2010, the Company had outstanding standby letters of credit totaling $11.4 million, upon which no amounts had been drawn. The letters of credit guarantee payment to third parties in the event the Company is in breach of a specified bond financing agreement and insurance contract terms as detailed in each letter of credit.

          During Fiscal 2011, credit in the global credit markets became more accessible than in recent years and market interest rates remained low. The Company believes that its current financial resources are sufficient to continue financing its operations for the next twelve months. There can be no assurance, however, that the cost or availability of future borrowings will not be impacted by future capital market disruptions.

          Certain note agreements contain debt covenants related to working capital levels and limitations on indebtedness. As of July 31, 2011, the Company was in compliance with all such covenants. The Company currently expects to remain in compliance with these covenants.

          Shareholders’ equity increased $188.1 million in Fiscal 2011 to $934.7 million at July 31, 2011. The increase was primarily due to the current year earnings of $225.3 million, changes to foreign currency translation of $72.5 million, $13.8 million of stock options exercised, $12.2 million in tax reductions related to employee plans, $7.2 million (net of tax) of adjustments related to the pension liability, and $6.5 million of stock option expense. These increases were partially offset by $108.9 million of treasury stock repurchases and $42.8 million of dividend declarations.

          Cash Flows During Fiscal 2011, $246.1 million of cash was generated from operating activities, compared with $203.0 million in Fiscal 2010. The increase in cash generated from operating activities of $43.1 million was primarily attributable to the Company’s net earnings increase of $59.1 million over the prior year, partially offset by changes in working capital needs resulting from increased inventory to support increased demand and a larger discretionary pension contribution than the prior year. Cash flow generated by operations and cash on hand was used primarily to support $59.9 million of net capital expenditures, $108.9 million for stock repurchases, $41.0 million for dividend payments and to reduce total debt by $50.0 million. Cash and cash equivalents increased $41.5 million during Fiscal 2011.

          Net capital expenditures for property, plant and equipment totaled $59.9 million in Fiscal 2011 and $42.7 million in Fiscal 2010. Net capital expenditures is comprised of purchases of property, plant, and equipment of $60.6 million and $43.1 million in Fiscal 2011 and 2010, respectively, partially offset by proceeds from the sale of property, plant and equipment of $0.8 million in Fiscal 2011 and $0.5 million in Fiscal 2010. Fiscal 2011 capital expenditures primarily related to new plant capacity additions, productivity enhancing investments at various plants worldwide, and tooling to manufacture new products.

          Capital spending in Fiscal 2012 is planned to be approximately $100.0 million. It is anticipated that Fiscal 2012 capital expenditures will be financed primarily by cash on hand, cash generated from operations, and existing lines of credit as needed.

          The Company expects that cash generated by operating activities will be between $275 and $305 million in Fiscal 2012. At July 31, 2011, the Company had cash of $273.5 million, which exists at subsidiaries outside of the United States. The Company also had $295.5 million available under existing credit facilities in the United States, €145.6 million or $209.7 million, available under existing credit facilities in Europe and $67.5 million available under various credit facilities and currencies in Asia and the rest of the world. The Company believes that the combination of existing cash, available credit under existing credit facilities, and the expected cash generated by operating activities will be adequate to meet cash requirements for Fiscal 2012, including debt repayment, issuance of anticipated dividends, possible share repurchase activity, and capital expenditures.

          Dividends The Company’s dividend policy is to maintain a payout ratio, which allows dividends to increase with the long-term growth of earnings per share. The Company’s dividend payout ratio target is 20 percent to 30 percent of the average earnings per share of the last three years. Including the Company’s declaration on July 29, 2011 of a $0.15 per share dividend to be paid, the dividend payout ratio was 28.1 percent on July 31, 2011.

          Share Repurchase Plan The Board of Directors authorized the repurchase of 8.0 million shares of common stock under the stock repurchase plan dated March 26, 2010. In Fiscal 2011, the Company repurchased 2.0 million shares of common stock for $108.9 million, or 2.5 percent of its diluted outstanding shares, at an average price of $55.67 per share. The Company repurchased 1.7 million shares for $66.7 million in Fiscal 2010. The Company repurchased 0.8 million shares for $32.8 million in Fiscal 2009. As of July 31, 2011, the Company had remaining authorization to repurchase 5.0 million shares pursuant to the current authorization. The Company initiated the purchase of an additional 162,900 shares in July 2011 for $9.2 million that are not included in Fiscal 2011 repurchases as the transactions did not settle until after fiscal year end. These repurchases will be included in Fiscal 2012 activity.

          Off-Balance Sheet Arrangements The Company does not have any off-balance sheet arrangements, with the exception of the guarantee of 50 percent of certain debt of its joint venture, AFSI as further discussed in Note L of the Company’s Notes to Consolidated Financial Statements. As of July 31, 2011, the joint venture had $24.6 million of outstanding debt. The Company does not believe that this guarantee will have a current or future effect on its financial condition, results of operation, liquidity or capital resources.

          New Accounting Standards In December 2010, the FASB updated the accounting guidance relating to the annual goodwill impairment test. The updated guidance requires companies to perform the second step of the impairment test to measure the amount of impairment loss, if any, when it is more likely than not that goodwill impairment exists when the carrying amount of a reporting unit is zero or negative. In considering whether it is more likely than not that goodwill impairment exists, an entity shall evaluate whether there are adverse qualitative factors. The updated guidance is effective for the Company beginning in the first quarter of fiscal year 2012. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

          In May 2011, the FASB updated the accounting guidance related to fair value measurements. The updated guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (IFRS). The updated guidance is effective for the Company beginning in the third quarter of fiscal year 2012. The Company is currently evaluating the impact of adoption of this accounting guidance on its consolidated financial statements.

          In June 2011, the FASB updated the disclosure requirements for comprehensive income. The updated guidance requires companies to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance is effective for the Company beginning in the third quarter of fiscal year 2012. The Company is currently evaluating the impact of adoption of this accounting guidance on its consolidated financial statements.

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

          Foreign Currency During Fiscal 2011, the U.S. dollar was generally weaker than Fiscal 2010 compared to many of the currencies of the foreign countries in which the Company operates. The overall weakness of the dollar had a positive impact on the Company’s international net sales results because the foreign denominated revenues translated into more U.S. dollars.

          It is not possible to determine the true impact of foreign currency translation changes. However, the direct effect on reported net sales and net earnings can be estimated. For the year ended July 31, 2011, the impact of foreign currency translation resulted in an overall increase in reported net sales of $49.8 million, operating expenses of $9.7 million and reported net earnings of $6.1 million. Foreign currency translation had a positive impact in most regions around the world. In Europe, the weaker U.S. dollar relative to the euro and British pound resulted in a total increase of $8.1 million in reported net sales. The weaker U.S. dollar relative to the Japanese yen, Australian dollar, Mexican peso, Chinese renminbi, South African rand, and Thai baht also had a positive impact on foreign currency translation, with an increase in reported net sales of $15.6 million, $8.8 million, $5.0 million, $4.8 million, $4.4 million, and $4.1 million, respectively, and an increase in reported net earnings of $1.1 million, $1.2 million, $0.6 million, $0.9 million, $0.4 million, and $1.0 million, respectively.

          The Company maintains significant assets and operations in Europe, Asia-Pacific, South Africa, and Mexico, resulting in exposure to foreign currency gains and losses. A portion of the Company’s foreign currency exposure is naturally hedged by incurring liabilities, including bank debt, denominated in the local currency in which the Company’s foreign subsidiaries are located.

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

          Interest The Company’s exposure to market risks for changes in interest rates relates primarily to its short-term investments, short-term borrowings, and interest rate swap agreements as well as the potential increase in fair value of long-term debt resulting from a potential decrease in interest rates. The Company has no earnings or cash flow exposure due to market risks on its long-term debt obligations as a result of the fixed-rate nature of the debt. However, interest rate changes would affect the fair market value of the debt. As of July 31, 2011, the estimated fair value of long-term debt with fixed interest rates was $268.3 million compared to its carrying value of $247.0 million. The fair value is estimated by discounting the projected cash flows using the rate that similar amounts of debt could currently be borrowed. As of July 31, 2011, the Company’s financial liabilities with exposure to changes in interest rates consisted mainly of $13.1 million of short-term debt outstanding. Assuming a hypothetical increase of one-half percent in short-term interest rates, with all other variables remaining constant, interest expense would have increased $0.4 million in Fiscal 2011.

          Pensions The Company is exposed to market return fluctuations on its qualified defined benefit pension plans. Although the market value of these assets increased in Fiscal 2011, we adjusted our long–term rate of return from 8.0 percent to 7.75 percent on our U.S. plans and from a weighted average of 6.17 percent to 6.03 percent on our non-U.S. plans to reflect our future expectation for returns. In addition, we adjusted our discount rate used to value our pension obligation for our U.S. plans from 5.25 percent to 4.91 percent and from 5.17 percent to 5.36 percent for the non-U.S plans. Our plans were underfunded by $30.5 million at July 31, 2011, since the projected benefit obligation exceeded the fair value of the plan assets.

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

          Revenue recognition, warranty and allowance for doubtful accounts Revenue is recognized when both product ownership and the risk of loss have transferred to the Customer and the Company has no remaining obligations. The Company records estimated discounts and rebates as a reduction of sales in the same period revenue is recognized. Accruals for warranties on products sold are recorded based on historical return percentages and specific product recall campaigns. Allowances for doubtful accounts are estimated by management based on evaluation of potential losses related to Customer receivable balances. The Company determines the allowance based on historical write-off experience in the industry, regional economic data, and evaluation of specific Customer accounts for risk of loss. The Company reviews its allowance for doubtful accounts monthly. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its Customers. The establishment of this reserve requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though management considers these balances adequate and proper, changes in economic conditions in specific markets in which the Company operates could have an effect on reserve balances required.

          Goodwill and other intangible assets Goodwill is assessed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs impairment assessments for its reporting units and uses a discounted cash flow model based on management’s judgments and assumptions to determine the estimated fair value. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company performed an impairment assessment during the third quarter of Fiscal 2011 to satisfy its annual impairment requirement. The impairment assessment in the third quarter indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, including recorded goodwill and, as such, no impairment existed at that time. Other intangible assets with definite lives continue to be amortized over their estimated useful lives. Definite lived intangible assets are also subject to impairment assessments. A considerable amount of management judgment and assumptions are required in performing the impairment assessments, principally in determining the fair value of each reporting unit. While the Company believes its judgments and assumptions are reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required.

          Income taxes As part of the process of preparing the Company’s Consolidated Financial Statements, management is required to estimate income taxes in each of the jurisdictions in which the Company operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s Consolidated Balance Sheet. These assets and liabilities are evaluated by using estimates of future taxable income streams and the impact of tax planning strategies. Management assesses the likelihood that deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, a valuation allowance is established. To the extent that a valuation allowance is established or increased, an expense within the tax provision is included in the statement of operations. Reserves are also estimated for uncertain tax positions that are currently unresolved. The Company routinely monitors the potential impact of such situations and believes that it is properly reserved. Valuations related to tax accruals and assets can be impacted by changes to tax codes, changes in statutory tax rates and the Company’s future taxable income levels. As of July 31, 2011, the liability for unrecognized tax benefits, accrued interest and penalties was $21.5 million.

          Employee Benefit Plans The Company incurs expenses relating to employee benefits such as non-contributory defined benefit pension plans, and postretirement health care benefits. In accounting for these employment costs, management must make a variety of assumptions and estimates including mortality rates, discount rates, overall Company compensation increases, expected return on plan assets, and health care cost trend rates. The Company considers historical data as well as current facts and circumstances and uses a third-party specialist to assist management in determining these estimates.

          To develop the assumption regarding the expected long-term rate of return on assets for its U.S. pension plans, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 7.75 percent long-term rate of return on assets assumption as of July 31, 2011 for developing the Fiscal 2012 expense for the Company’s U.S. pension plans. In addition, we lowered our discount rate used to value our pension obligation for our U.S. plans from 5.25 percent to 4.91 percent. The expected long-term rate of return on assets assumption for the plans outside the U.S. reflects the investment allocation and expected total portfolio returns specific to each plan and country.

          Reflecting the relatively long-term nature of the plans’ obligations, approximately 45 percent of the plans assets are invested in equity securities, 30 percent in alternative investments (funds of hedge funds), 10 percent in real assets (investments into funds containing commodities and real estate), 10 percent in fixed income, and 5 percent in private equity. Within equity securities, the Company targets an allocation of 15 percent international, 15 percent equity long / short, 10 percent small cap, and 5 percent large cap.

          A one percent change in the expected long-term rate of return on U.S. plan assets, from 8.0 percent, would have changed the Fiscal 2011 annual pension expense by approximately $2.7 million. The expected long-term rate of return on assets assumption for the plans outside the U.S. follows the same methodology as described above but reflects the investment allocation and expected total portfolio returns specific to each plan and country.

          The Company’s objective in selecting a discount rate for its pension plans is to select the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date, taking into account the nature and duration of the benefit obligations of the plan. In making this best estimate, the Company looks at rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the benefits. This process includes assessing the universe of bonds available on the measurement date with a quality rating of Aa or better. Similar appropriate benchmarks are used to determine the discount rate for the non-U.S. plans. As of the measurement date of July 31, 2011, the Company decreased its discount rate for the U.S. pension plans to 4.91 percent from 5.25 percent as of July 31, 2010. The decrease of 34 basis points is consistent with published bond indices. The change increased the Company’s U.S. projected benefit obligation as of July 31, 2011 by approximately $7.2 million and is expected to increase pension expense in fiscal year 2012 by approximately $0.5 million. The rates discussed above are weighted average rates as we have multiple plans both in the U.S. and internationally.

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

          Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. In addition, the Company wishes to advise readers that the factors listed in Item 1A of this Form 10-K, as well as other factors, could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed. These factors include, but are not limited to risks associated with: world economic factors and the ongoing economic uncertainty, the reduced demand for hard disk drive products with the increased use of flash memory, the potential for some Customers to increase their reliance on their own filtration capabilities, currency fluctuations, commodity prices, political factors, the Company’s international operations, highly competitive markets, environmental laws and regulations, including regulatory approvals for Retrofit Emission Products, governmental laws and regulations, including the impact of the various economic stimulus and financial reform measures being implemented, the implementation of our new information technology systems, potential global events resulting in market instability including financial bailouts of sovereign nations, political changes, military and terrorist activities, health outbreaks, and other factors included in Item 1A of this Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

          Market risk disclosure appears in Management’s Discussion and Analysis on page 21under “Market Risk.”

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting

          Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of July 31, 2011. The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of July 31, 2011, as stated in this report which follows in Item 8 of this Form 10-K.

/s/ William M. Cook	/s/ Thomas R. VerHage

William M. Cook	Thomas R. VerHage
Chief Executive Officer	Chief Financial Officer
September 23, 2011	September 23, 2011

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Donaldson Company, Inc.

          In our opinion, the accompanying consolidated balance sheets and the related statements of earnings, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Donaldson Company, Inc. and its subsidiaries at July 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2011, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion the financial statement schedule appearing under item 15(II) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
September 23, 2011

Consolidated Statements of Earnings
Donaldson Company, Inc. and Subsidiaries

	Year ended July 31,
	2011	2010	2009
	(thousands of dollars, except share and per share amounts)
Net sales	$2,294,029	$1,877,064	$1,868,629
Cost of sales	1,480,233	1,218,316	1,278,923
Gross margin	813,796	658,748	589,706
Selling, general and administrative	443,227	376,018	379,108
Research and development	55,286	44,486	40,643
Operating income	315,283	238,244	169,955
Interest expense	12,525	11,975	17,018
Other income, net	(9,505)	(3,907)	(8,488)
Earnings before income taxes	312,263	230,176	161,425
Income taxes	86,972	64,013	29,518
Net earnings	$225,291	$166,163	$131,907
Weighted average shares - basic	77,196,370	77,848,528	77,967,141
Weighted average shares - diluted	78,598,459	79,177,772	79,199,838
Net earnings per share - basic	$2.92	$2.13	$1.69
Net earnings per share - diluted	$2.87	$2.10	$1.67

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Balance Sheets
Donaldson Company, Inc. and Subsidiaries

	At July 31,
	2011	2010
	(thousands of dollars, except share amounts)
Assets
Current assets
Cash and cash equivalents	$273,494	$232,000
Accounts receivable, less allowance of $6,908 and $6,315	445,700	358,917
Inventories, net	271,476	203,631
Deferred income taxes	29,805	22,054
Prepaids and other current assets	46,107	43,613
Total current assets	$1,066,582	$860,215
Property, plant and equipment, net	391,502	365,892
Goodwill	171,741	165,315
Intangible assets, net	53,496	58,292
Other assets	42,772	49,792
Total assets	$1,726,093	$1,499,506

Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings	$13,129	$50,000
Current maturities of long-term debt	47,871	5,536
Trade accounts payable	215,918	165,907
Accrued employee compensation and related taxes	86,974	73,632
Accrued liabilities	64,008	40,546
Other current liabilities	68,344	53,635
Total current liabilities	496,244	389,256
Long-term debt	205,748	256,192
Deferred income taxes	11,196	7,076
Other long-term liabilities	78,194	100,349
Total liabilities	791,382	752,873
Commitments and contingencies (Note N)
Shareholders’ equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 120,000,000 shares authorized, 88,643,194 shares issued in 2011 and 2010	443,216	443,216
Retained earnings	925,542	744,247
Stock compensation plans	24,736	22,326
Accumulated other comprehensive income (loss)	40,027	(40,486)
Treasury stock, 13,245,864 and 12,222,381 shares in 2011 and 2010, at cost	(498,810)	(422,670)
Total shareholders’ equity	934,711	746,633
Total liabilities and shareholders’ equity	$1,726,093	$1,499,506

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Donaldson Company, Inc. and Subsidiaries

	Year ended July 31,
	2011	2010	2009
	(thousands of dollars)
Operating Activities
Net earnings	$225,291	$166,163	$131,907
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	60,491	59,232	58,597
Equity in losses (earnings) of affiliates, net of distributions	(2,585)	183	(982)
Deferred income taxes	1,957	3,025	(4,726)
Tax benefit of equity plans	(9,873)	(4,625)	(2,663)
Stock compensation plan expense	9,234	8,253	1,900
Other, net	(11,991)	(6,110)	(7)
Changes in operating assets and liabilities, net of acquired businesses
Accounts receivable	(62,274)	(79,308)	116,983
Inventories	(52,999)	(25,826)	66,145
Prepaids and other current assets	7,233	(3,970)	(11,489)
Trade accounts payable and other accrued expenses	81,571	85,988	(78,738)
Net cash provided by operating activities	246,055	203,005	276,927
Investing Activities
Purchases of property, plant and equipment	(60,633)	(43,149)	(46,080)
Proceeds from sale of property, plant and equipment	782	490	511
Acquisitions, investments and divestitures of affiliates	3,493	(250)	(74,318)
Net cash used in investing activities	(56,358)	(42,909)	(119,887)
Financing Activities
Proceeds from long-term debt	6,774	531	80,471
Repayments of long-term debt	(13,353)	(5,508)	(7,745)
Change in short-term borrowings	(36,603)	20,713	(103,695)
Purchase of treasury stock	(108,929)	(66,696)	(32,773)
Dividends paid	(41,013)	(36,242)	(35,166)
Tax benefit of equity plans	9,873	4,625	2,663
Exercise of stock options	15,899	13,053	4,476
Net cash used in financing activities	(167,352)	(69,524)	(91,769)
Effect of exchange rate changes on cash	19,149	(2,259)	(4,941)
Increase in cash and cash equivalents	41,494	88,313	60,330
Cash and cash equivalents, beginning of year	232,000	143,687	83,357
Cash and cash equivalents, end of year	$273,494	$232,000	$143,687

Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes	$57,688	$40,032	$41,196
Interest	12,852	11,446	14,861

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders’ Equity
Donaldson Company, Inc. and Subsidiaries

	Common Stock	Additional Paid-in Capital	Retained Earnings	Stock Compensation Plans	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(thousands of dollars, except per share amounts)
Balance July 31, 2008	$443,216	$—	$522,476	$27,065	$112,883	$(365,605)	$740,035
Comprehensive income
Net earnings			131,907				131,907
Foreign currency translation					(63,385)		(63,385)
Pension liability adjustment, net of deferred taxes					(58,593)		(58,593)
Net loss on cash flow hedging derivatives					(582)		(582)
Comprehensive income							9,347
Treasury stock acquired						(32,773)	(32,773)
Stock options exercised		(2,998)	(6,151)			12,104	2,955
Deferred stock and other activity		(529)	(88)	(4,344)		3,710	(1,251)
Performance awards		(266)	(60)	(2,827)		1,932	(1,221)
Stock option expense			4,143				4,143
Tax reduction - employee plans		3,793					3,793
Adjustment to adopt retirement benefit compensation guidance, net of tax			(887)				(887)
Dividends ($0.460 per share)			(35,523)				(35,523)
Balance July 31, 2009	443,216	—	615,817	19,894	(9,677)	(380,632)	688,618
Comprehensive income
Net earnings			166,163				166,163
Foreign currency translation					(15,961)		(15,961)
Pension liability adjustment, net of deferred taxes					(14,780)		(14,780)
Net loss on cash flow hedging derivatives					(68)		(68)
Comprehensive income							135,354
Treasury stock acquired						(66,696)	(66,696)
Stock options exercised		(5,608)	(7,678)	2,676		22,951	12,341
Deferred stock and other activity		(704)	(30)	(244)		1,707	729
Performance awards		7	(7)				—
Stock option expense			6,891				6,891
Tax reduction - employee plans		6,305					6,305
Dividends ($0.480 per share)			(36,909)				(36,909)
Balance July 31, 2010	443,216	—	744,247	22,326	(40,486)	(422,670)	746,633
Comprehensive income
Net earnings			225,291				225,291
Foreign currency translation					72,505		72,505
Pension liability adjustment, net of deferred taxes					7,166		7,166
Net gain on cash flow hedging derivatives					842		842
Comprehensive income							305,804
Treasury stock acquired						(108,929)	(108,929)
Stock options exercised		(10,792)	(7,854)	1,862		30,604	13,820
Deferred stock and other activity		(1,418)	174	548		2,185	1,489
Performance awards		(7)	7				—
Stock option expense			6,462				6,462
Tax reduction - employee plans		12,217					12,217
Dividends ($0.560 per share)			(42,785)				(42,785)
Balance July 31, 2011	$443,216	$—	$925,542	$24,736	$40,027	$(498,810)	$934,711

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Donaldson Company, Inc. and Subsidiaries

NOTE A Summary of Significant Accounting Policies

          Description of Business Donaldson Company, Inc. (“Donaldson” or the “Company”), is a worldwide manufacturer of filtration systems and replacement parts. The Company’s product mix includes air and liquid filtration systems and exhaust and emission control products. Products are manufactured at 39 plants around the world and through three joint ventures. Products are sold to original equipment manufacturers (“OEMs”), distributors, dealers, and directly to end-users.

          Principles of Consolidation The Consolidated Financial Statements include the accounts of Donaldson Company, Inc. and all majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company’s three joint ventures that are not majority-owned are accounted for under the equity method. The Company does not have any variable interests in variable interest entities as of July 31, 2011. The Company uses a fiscal period which ends on a calendar basis for international affiliates and on the Friday nearest to July 31 for U.S. purposes.

          Use of Estimates The preparation of Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

          Foreign Currency Translation For foreign operations, local currencies are considered the functional currency. Assets and liabilities are translated to U.S. dollars at year-end exchange rates and the resulting gains and losses arising from the translation of net assets located outside the United States are recorded as a cumulative translation adjustment, a component of Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. Elements of the Consolidated Statements of Earnings are translated at average exchange rates in effect during the year. Realized and unrealized foreign currency transaction gains and losses are included in Other income, net in the Consolidated Statements of Earnings. Foreign currency transaction losses of $4.5 million, $4.6 million, and $0.2 million are included in Other income, net in the Consolidated Statements of Earnings in Fiscal 2011, 2010, and 2009, respectively.

          Cash Equivalents The Company considers all highly liquid temporary investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost that approximates market value.

          Short-Term Investments Classification of the Company’s investments as current or non-current is dependent upon management’s intended holding period, the investment’s maturity date and liquidity considerations based on market conditions. If management intends to hold the investments for longer than one year as of the balance sheet date, they are classified as non-current. The Company does not have any short-term investments as of July 31, 2011.

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

          Inventories Inventories are stated at the lower of cost or market. U.S. inventories are valued using the last-in, first-out (“LIFO”) method, while the international subsidiaries use the first-in, first-out (“FIFO”) method. Inventories valued at LIFO were approximately 33 percent and 31 percent of total inventories at July 31, 2011 and 2010, respectively. For inventories valued under the LIFO method, the FIFO cost exceeded the LIFO carrying values by $37.1 million and $32.7 million at July 31, 2011 and 2010, respectively. Results of operations for all periods presented were not materially affected by the liquidation of LIFO inventory. As of July 31, 2011 and 2010, the Company had obsolete inventory reserves of $14.5 million and $14.9 million, respectively. The components of inventory are as follows (thousands of dollars):

	At July 31,
	2011	2010
Materials	$110,466	$79,371
Work in process	33,917	23,163
Finished products	127,093	101,097
Total inventories	$271,476	$203,631

          Property, Plant and Equipment Property, plant and equipment are stated at cost. Additions, improvements, or major renewals are capitalized, while expenditures that do not enhance or extend the asset’s useful life are charged to operating expense as incurred. Depreciation is computed under the straight-line method. Depreciation expense was $54.5 million in Fiscal 2011, $53.2 million in Fiscal 2010, and $52.9 million in Fiscal 2009. The estimated useful lives of property, plant, and equipment are 10 to 40 years for buildings, including building improvements, and 3 to 10 years for machinery and equipment. The components of property, plant, and equipment are as follows (thousands of dollars):

	At July 31,
	2011	2010
Land	$22,578	$21,771
Buildings	266,482	240,787
Machinery and equipment	625,439	587,977
Construction in progress	31,375	26,223
Less accumulated depreciation	(554,372)	(510,866)
Total property, plant and equipment, net	$391,502	$365,892

          Internal-Use Software The Company capitalizes direct costs of materials and services used in the development and purchase of internal-use software. Amounts capitalized are amortized on a straight-line basis over a period of five years and are reported as a component of machinery and equipment within property, plant, and equipment.

          Goodwill and Other Intangible Assets Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. Other intangible assets, consisting primarily of patents, trademarks, Customer relationships and lists, are recorded at cost and are amortized on a straight-line basis over their estimated useful lives of 3 to 20 years. Goodwill is assessed for impairment annually or if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The impairment assessment for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company completed its annual impairment assessment in the third quarters of Fiscal 2011 and 2010, which indicated no impairment.

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

	At July 31,
	2011	2010	2009
Foreign currency translation adjustment	$131,699	$59,194	$75,155
Net gain (loss) on cash flow hedging derivatives, net of deferred taxes	380	(462)	(394)
Pension liability adjustment, net of deferred taxes	(92,052)	(99,218)	(84,438)
Total accumulated other comprehensive income (loss)	$40,027	$(40,486)	$(9,677)

          Cumulative foreign translation is not adjusted for income taxes.

          Earnings Per Share The Company’s basic net earnings per share are computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common equivalent shares relating to stock options and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods. There were 494,349 options, 845,827 options, and 1,158,451 options excluded from the diluted net earnings per share calculation for the fiscal year ended July 31, 2011, 2010, and 2009, respectively.

          The following table presents information necessary to calculate basic and diluted earnings per share:

	2011	2010	2009
	(thousands of dollars, except per share amounts)
Weighted average shares - basic	77,196	77,849	77,967
Diluted share equivalents	1,402	1,329	1,233
Weighted average shares - diluted	78,598	79,178	79,200
Net earnings for basic and diluted earnings per share computation	$225,291	$166,163	$131,907
Net earnings per share - basic	$2.92	$2.13	$1.69
Net earnings per share - diluted	$2.87	$2.10	$1.67

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

          Revenue Recognition Revenue is recognized when both product ownership and the risk of loss have transferred to the Customer and the Company has no remaining obligations. The Company records estimated discounts and rebates as a reduction of sales in the same period revenue is recognized. Shipping and handling costs for Fiscal 2011, 2010, and 2009 totaling $61.9 million, $49.8 million, and $50.4 million, respectively, are classified as a component of operating expenses.

          Product Warranties The Company provides for estimated warranty costs at the time of sale and accrues for specific items at the time their existence is known and the amounts are determinable. The Company estimates warranty costs using standard quantitative measures based on historical warranty claim experience and evaluation of specific Customer warranty issues. For a warranty reserve reconciliation see Note M.

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

          Exit or Disposal Activities The Company accounts for costs relating to exit or disposal activities based on FASB guidance related to exit or disposal cost obligations. This guidance addresses recognition, measurement, and reporting of costs associated with exit and disposal activities including restructuring. See Note O for disclosures related to restructuring.

          Guarantees Upon issuance of a guarantee, the Company recognizes a liability for the fair value of an obligation assumed under a guarantee. See Note L for disclosures related to guarantees.

          New Accounting Standards In December 2010, the FASB updated the accounting guidance relating to the annual goodwill impairment test. The updated guidance requires companies to perform the second step of the impairment test to measure the amount of impairment loss, if any, when it is more likely than not that goodwill impairment exists when the carrying amount of a reporting unit is zero or negative. In considering whether it is more likely than not that goodwill impairment exists, an entity shall evaluate whether there are adverse qualitative factors. The updated guidance is effective for the Company beginning in the first quarter of fiscal year 2012. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

          In May 2011, the FASB updated the accounting guidance related to fair value measurements. The updated guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (IFRS). The updated guidance is effective for the Company beginning in the third quarter of fiscal year 2012. The Company is currently evaluating the impact of adoption of this accounting guidance on its consolidated financial statements.

          In June 2011, the FASB updated the disclosure requirements for comprehensive income. The updated guidance requires companies to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance is effective for the Company beginning in the third quarter of fiscal year 2012. The Company is currently evaluating the impact of adoption of this accounting guidance on its consolidated financial statements.

NOTE B Goodwill and Other Intangible Assets

          The Company has allocated goodwill to its Industrial Products and Engine Products segments. As of August 1, 2010, as a result of an internal reorganization, the Company transferred Industrial Hydraulics, a component of its Industrial Filtration Solutions Products within the Industrial Products segment to Aftermarket Products within the Engine Products segment, along with the goodwill associated with this component. Disposition of goodwill during Fiscal 2011 relates to the sale of the Company’s Ultracool chiller business, based in Terrassa, Spain, for $3.6 million, which resulted in a gain on sale of $0.4 million in the second quarter. The Ultracool chiller business manufactured industrial circulation chillers and was part of the Company’s Industrial Products segment. There was no acquisition or disposition activity during Fiscal 2010. The Company completed its annual impairment assessments in the third quarters of Fiscal 2011 and 2010. The results of this assessment showed that the fair values of the reporting units to which goodwill is assigned continue to exceed the book values of the respective reporting units, resulting in no goodwill impairment.

          Following is a reconciliation of goodwill for the years ended July 31, 2011 and 2010:

	Engine Products	Industrial Products	Total Goodwill
	(thousands of dollars)
Balance as of July 31, 2009	$61,582	$107,445	$169,027
Foreign exchange translation	(668)	(3,044)	(3,712)
Balance as of July 31, 2010	$60,914	$104,401	$165,315
Goodwill transferred	11,258	(11,258)	—
Disposition activity	—	(325)	(325)
Foreign exchange translation	794	5,957	6,751
Balance as of July 31, 2011	$72,966	$98,775	$171,741

          Intangible assets are comprised of patents, trademarks, and Customer relationships and lists. Following is a reconciliation of intangible assets for the years ended July 31, 2011 and 2010:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(thousands of dollars)
Balance as of July 31, 2009	$85,809	$(20,423)	$65,386
Amortization expense	—	(6,007)	(6,007)
Foreign exchange translation	(2,322)	1,235	(1,087)
Balance as of July 31, 2010	$83,487	$(25,195)	$58,292
Amortization expense	—	(5,917)	(5,917)
Foreign exchange translation	1,952	(831)	1,121
Balance as of July 31, 2011	$85,439	$(31,943)	$53,496

          Net intangible assets consist of patents, trademarks and trade names of $20.0 million and $20.5 million as of July 31, 2011 and 2010, respectively, and Customer related intangibles of $33.5 million and $37.8 million as of July 31, 2011 and 2010, respectively. Expected amortization expense relating to existing intangible assets is as follows (in thousands):

Fiscal Year
2012	$5,863
2013	$5,700
2014	$5,327
2015	$5,221
2016	$5,206

NOTE C Credit Facilities

          The Company has a five-year, multi-currency revolving facility with a group of banks under which the Company may borrow up to $250 million. This facility matures on April 2, 2013. The agreement provides that loans may be made under a selection of currencies and rate formulas including Base Rate Advances or Off Shore Rate Advances. The interest rate on each advance is based on certain market interest rates and leverage ratios. Facility fees and other fees on the entire loan commitment are payable over the duration of this facility. There was nothing outstanding at July 31, 2011, and $50.0 million outstanding at July 31, 2010. At July 31, 2011 and 2010, $238.6 million and $180.0 million, respectively, were available for further borrowing under such facilities. The amount available for further borrowing reflects a reduction for issued standby letters of credit, as discussed below. The weighted average interest rate on these short-term borrowings outstanding at July 31, 2010 was 0.6 percent. Our multi-currency revolving facility contains debt covenants specifically related to maintaining a certain interest coverage ratio and a certain leverage ratio as well as other covenants that under certain circumstances can restrict our ability to incur additional indebtedness, make investments and other restricted payments, create liens, and sell assets. As of July 31, 2011, the Company was in compliance with all such covenants.

          Certain note agreements contain debt covenants related to working capital levels and limitations on indebtedness. As of July 31, 2011, the Company was in compliance with all such covenants. The Company currently expects to remain in compliance with these covenants.

          The Company has three uncommitted credit facilities in the United States, which provide unsecured borrowings for general corporate purposes. At July 31, 2011 and 2010, there was $56.9 million and $70.0 million available for use. There was $13.1 million outstanding at July 31, 2011 and nothing outstanding at July 31, 2010. The weighted average interest rate on these short-term borrowings outstanding at July 31, 2011 was 0.9 percent.

          The Company has a €100 million program for issuing treasury notes for raising short, medium, and long-term financing for its European operations. There was nothing outstanding on this program at July 31, 2011 or 2010. Additionally, the Company’s European operations have lines of credit with an available limit of €45.6 million. There was nothing outstanding on these lines of credit as of July 31, 2011 or 2010.

          Other international subsidiaries may borrow under various credit facilities. There was nothing outstanding under these credit facilities as of July 31, 2011 or 2010.

          As discussed further in Note L, at July 31, 2011 and 2010, the Company had outstanding standby letters of credit totaling $11.4 million, upon which no amounts had been drawn. The letters of credit guarantee payment to third parties in the event the Company is in breach of specified bond financing agreement and insurance contract terms as detailed in each letter of credit.

NOTE D Long-Term Debt

          Long-term debt consists of the following:

	2011	2010
	(thousands of dollars)
6.39% Unsecured senior notes due August 15, 2010, interest payable semi-annually. This note was repaid on August 16, 2010	$—	$4,999
4.85% Unsecured senior notes, interest payable semi-annually, principal payment of $30.0 million due December 17, 2011	30,000	30,000
6.59% Unsecured senior notes, interest payable semi-annually, principal payment of $80.0 million due November 14, 2013	80,000	80,000
5.48% Unsecured senior notes, interest payable semi-annually, principal payment of $50.0 million due June 1, 2017	50,000	50,000
5.48% Unsecured senior notes, interest payable semi-annually, principal payment of $25.0 million due September 28, 2017	25,000	25,000
5.48% Unsecured senior notes, interest payable semi-annually, principal payment of $25.0 million due November 30, 2017	25,000	25,000
1.418% Guaranteed senior notes, interest payable semi-annually, principal payment of ¥1.2 billion due January 31, 2012	15,595	13,884
2.019% Guaranteed senior note, interest payable semi-annually, principal payment of ¥1.65 billion due May 18, 2014	21,442	19,091
Variable Rate Industrial Development Revenue Bonds (“Low Floaters”) interest payable monthly, principal payment of $7.755 million due September 1, 2024, interest rate of 0.40% as of April 25, 2011. These bonds were repaid on April 25, 2011.	—	7,755
Capitalized lease obligations and other, with various maturity dates and interest rates	796	890
Terminated interest rate swap contracts	5,786	5,109
Total	253,619	261,728
Less current maturities	47,871	5,536
Total long-term debt	$205,748	$256,192

          Annual maturities of long-term debt are $46.0 million in 2012, $0.3 million in 2013, $101.5 million in 2014, and $100.0 million thereafter. There are no maturities in 2015 or 2016. As of July 31, 2011, the estimated fair value of long-term debt with fixed interest rates was $268.3 million compared to its carrying value of $247.0 million. On April 25, 2011, the Company paid off its Variable Rate Industrial Development Revenue Bond for $7.8 million.

          Certain note agreements contain debt covenants related to working capital levels and limitations on indebtedness. As of July 31, 2011, the Company was in compliance with all such covenants. The Company currently expects to remain in compliance with these covenants.

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

          The Company enters into forward exchange contracts of generally less than one year to hedge forecasted transactions between its subsidiaries and to reduce potential exposure related to fluctuations in foreign exchange rates for existing recognized assets and liabilities. It also utilizes forward exchange contracts for anticipated intercompany and third-party transactions such as purchases, sales, and dividend payments denominated in local currencies. Forward exchange contracts are designated as cash flow hedges as they are designed to hedge the variability of cash flows associated with the underlying existing recognized or anticipated transactions. Changes in the value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) in shareholders’ equity until earnings are affected by the variability of the underlying cash flows. At that time, the applicable amount of gain or loss from the derivative instrument that is deferred in shareholders’ equity is reclassified to earnings. The Company expects to record $0.2 million of net deferred gains from these forward exchange contracts during the next twelve months. Effectiveness is measured using spot rates to value both the hedge contract and the hedged item. The excluded forward points, as well as any ineffective portions of hedges, are recorded in earnings through the same line as the underlying transaction. During Fiscal 2011, 2010, and 2009, $1.1 million, $0.2 million, and $0.4 million of losses were recorded due to the exclusion of forward points from the assessment of hedge effectiveness.

          The impact on Accumulated other comprehensive income (loss) (OCI) and earnings from foreign exchange contracts that qualified as cash flow hedges for the twelve months ended July 31, 2011 and 2010, was as follows (thousands of dollars):

	July 31,
	2011	2010
Net carrying amount at beginning of year	$(660)	$(650)
Cash flow hedges deferred in OCI	(782)	(3,789)
Cash flow hedges reclassified to income (effective portion)	1,963	3,788
Change in deferred taxes	(280)	(9)
Net carrying amount at July 31	$241	$(660)

          Fair Value of Financial Instruments At July 31, 2011 and 2010, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, long-term debt, and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximated carrying values because of the short-term nature of these instruments. Derivative contracts are reported at their fair values based on third-party quotes. As of July 31, 2011, the estimated fair value of long-term debt with fixed interest rates was $268.3 million compared to its carrying value of $247.0 million. The fair value is estimated by discounting the projected cash flows using the rate that similar amounts of debt could currently be borrowed.

          Credit Risk The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps and foreign exchange forward contracts. Collateral is generally not required of the counterparties or of the Company. In the unlikely event a counterparty fails to meet the contractual terms of an interest rate swap or foreign exchange forward contract, the Company’s risk is limited to the fair value of the instrument. The Company had no interest rate swaps outstanding at July 31, 2011. There was one interest rate swap outstanding at July 31, 2010, which was subsequently terminated August 17, 2010. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. The Company has not had any historical instances of non-performance by any counterparties, nor does it anticipate any future instances of non-performance.

NOTE F Fair Value

          The following summarizes the Company’s fair value of outstanding derivatives at July 31, 2011, and 2010, on the Consolidated Balance Sheets (thousands of dollars):

	At July 31,
	2011	2010
Asset derivatives recorded under the caption Prepaids and other current assets Foreign exchange contracts	$945	$807

Asset derivatives recorded under the caption Other assets Interest rate swap asset	$—	$4,590

Liability derivatives recorded under the caption Other current liabilities Foreign exchange contracts	$1,470	$2,127

          The Company’s derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals with a variety of major banks worldwide. In addition, only conventional derivative financial instruments are utilized. The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding at July 31, 2011, failed to perform according to the terms of its agreement. At this time, the Company does not require collateral or any other form of securitization to be furnished by the counterparties to its derivative instruments.

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

	Significant Other Observable Inputs (Level 2)*
	At July 31,
	2011	2010
Forward exchange contracts – net liability position	$(525)	$(1,320)
Interest rate swaps – net asset position	—	4,590

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

NOTE G Employee Benefit Plans

          Pension Plans The Company and certain of its international subsidiaries have defined benefit pension plans for many of their hourly and salaried employees. There are two types of U.S. plans. The first type of U.S. plan is a traditional defined benefit pension plan primarily for production employees. The second is a plan for salaried workers that provides defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit comprised of a percentage of current salary that varies with years of service, interest credits and transition credits. The international plans generally provide pension benefits based on years of service and compensation level.

          Net periodic pension costs for the Company’s pension plans include the following components:

	2011	2010	2009
	(thousands of dollars)
Net periodic cost:
Service cost	$16,148	$13,184	$15,385
Interest cost	19,440	19,445	18,481
Expected return on assets	(27,538)	(28,390)	(29,143)
Transition amount amortization	225	226	193
Prior service cost amortization	449	293	438
Actuarial loss amortization	3,962	2,864	1,088
Curtailment loss	—	—	910
Net periodic benefit cost	$12,686	$7,622	$7,352

          During Fiscal 2009, negotiations with one of our unions resulted in a freeze in pension benefits at one of our U.S. plants. In exchange for the freezing of the plan, participants were made eligible for a Company match in a defined contribution plan. The freeze in the plan resulted in a curtailment loss of $0.9 million during Fiscal 2009.

          The obligations and funded status of the Company’s pension plans as of 2011 and 2010, is as follows:

	2011	2010
	(thousands of dollars)
Change in benefit obligation:
Benefit obligation, beginning of year	$377,903	$338,154
Service cost	16,148	13,183
Interest cost	19,440	19,445
Plan amendments	1,639	—
Participant contributions	1,058	1,043
Actuarial loss	1,034	31,918
Currency exchange rates	6,936	(6,531)
Benefits paid	(20,146)	(19,309)
Benefit obligation, end of year	$404,012	$377,903

Change in plan assets:
Fair value of plan assets, beginning of year	$319,734	$297,479
Actual return on plan assets	38,758	31,013
Company contributions	27,655	15,064
Participant contributions	1,058	1,043
Currency exchange rates	6,496	(5,556)
Benefits paid	(20,146)	(19,309)
Fair value of plan assets, end of year	$373,555	$319,734

Funded status:
Underfunded status at July 31, 2011 and 2010	$(30,457)	$(58,169)

          The net underfunded status of $30.5 million at July 31, 2011 is recognized in the accompanying Consolidated Balance Sheet as $6.4 million within Other assets for the Company’s over-funded plans and $36.9 million within Other long-term liabilities for the Company’s underfunded plans. Included in Accumulated other comprehensive loss at July 31, 2011 are the following amounts that have not yet been recognized in net periodic pension expense: unrecognized actuarial losses of $134.7 million, unrecognized prior service cost of $5.1 million, and unrecognized transition obligations of $3.0 million. The actuarial loss, prior service cost and unrecognized transition obligation are included in Accumulated other comprehensive loss, net of tax. The amounts expected to be recognized in net periodic pension expense during Fiscal 2012 are $5.8 million, $0.5 million, and $0.2 million, respectively. The accumulated benefit obligation for all defined benefit pension plans was $365.2 million and $332.4 million at July 31, 2011 and 2010, respectively.

          The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $294.2 million, $282.3 million, and $262.4 million, respectively, as of July 31, 2011, and $282.7 million, $266.0 million, and $230.3 million, respectively, as of July 31, 2010.

          For the years ended July 31, 2011 and 2010 the U.S. pension plans represented approximately 71 percent and 73 percent, respectively, of the Company’s total plan assets, and approximately 72 percent and 74 percent, respectively, of the Company’s total projected benefit obligation.

          The weighted-average discount rates and rates of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation are as follows:

Weighted average actuarial assumptions	2011	2010
All U.S. plans:
Discount rate	4.91%	5.25%
Rate of compensation increase	4.50%	5.00%
Non - U.S. plans:
Discount rate	5.36%	5.17%
Rate of compensation increase	3.57%	3.69%

          The weighted-average discount rates, expected returns on plan assets and rates of increase in future compensation levels used to determine the net periodic benefit cost are as follows:

Weighted average actuarial assumptions	2011	2010	2009
All U.S. plans:
Discount rate	5.25%	6.00%	6.00%
Expected return on plan assets	8.00%	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%	5.00%
Non - U.S. plans:
Discount rate	5.17%	5.90%	6.30%
Expected return on plan assets	6.17%	6.64%	7.14%
Rate of compensation increase	3.69%	3.87%	4.48%

          Expected Long-Term Rate of Return To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. As of our measurement date of July 31, 2011, the Company decreased its long-term rate of return for the U.S. pension plans to 7.75 percent from 8.0 percent as of July 31, 2010. The Company believes that based on the asset mix and the target asset allocation, the 7.75 percent rate is an appropriate rate. This is slightly below the Company’s twenty year average but above the five and ten year averages. Thus, the Company will use the 7.75 percent rate for the calculation of its Fiscal 2012 net periodic cost. The expected long-term rate of return on assets assumption for the plans outside the U.S. reflects the investment allocation and expected total portfolio returns specific to each plan and country. The expected long-term rate of return on assets shown in the pension benefit disclosure for non-U.S. plans is an asset-based weighted average of all non-U.S. plans.

          Discount Rate The Company’s objective in selecting a discount rate is to select the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date, taking into account the nature and duration of the benefit obligations of the plan. In making this best estimate, the Company looks at rates of return on high-quality fixed-income investments currently available, and expected to be available, during the period to maturity of the benefits. This process includes looking at the universe of bonds available on the measurement date with a quality rating of Aa or better. Similar appropriate benchmarks are used to determine the discount rate for the non-U.S. plans. The discount rate disclosed in the assumptions used to determine net periodic benefit cost and to determine benefit obligations is based upon a weighted average, using year-end projected benefit obligations.

          Plan Assets The fair values of the assets held by the U.S. pension plans by asset category are as follows (in millions):

Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2011
Cash	$0.3	$—	$—	$0.3
Global Equity Securities	64.8	56.2	0.3	121.3
Fixed Income Securities	36.6	—	—	36.6
Private Equity	—	—	17.6	17.6
Absolute Return	—	20.1	31.4	51.5
Real Assets	—	—	38.0	38.0
Total U.S. Assets at July 31, 2011	$101.7	$76.3	$87.3	$265.3
2010
Cash	$0.9	$—	$—	$0.9
Global Equity Securities	48.7	50.2	2.4	101.3
Fixed Income Securities	17.1	—	—	17.1
Private Equity	—	—	14.8	14.8
Absolute Return	—	39.4	33.1	72.5
Real Assets	—	9.6	16.3	25.9
Total U.S. Assets at July 31, 2010	$66.7	$99.2	$66.6	$232.5

          The 2010 information in the above table contains adjustments to the classifications within the fair value hierarchy from that reported in the prior year.

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

          Fixed income consists primarily of investment grade debt securities, but may include up to 10% in high yield securities rated B or higher by Moody’s or S&P. It may also include up to 20% in securities denominated in foreign currencies. Corporate and other bonds and notes are valued at either the yields currently available on comparable securities of issuers with similar credit ratings or valued under a discounted cash flows approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable such as credit and liquidity risks.

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

          Real Assets consist of commodity funds, Real Estate Investment Trusts (REITS), and interests in partnerships that invest in private real estate, commodity, and timber investments. Private investments are valued using the most recent partnership statement of fair value, updated for any subsequent partnership interests’ cash flows. Commodity funds and REITS are valued at the closing price reported in the active market in which they are traded.

          The following table sets forth a summary of changes in the fair values of the U.S. pension plans’ Level 3 assets for the years ended July 31, 2011 and 2010 (in millions):

	Global Equity	Private Equity	Absolute Return	Real Assets	Total
Beginning balance at August 1, 2009	$2.7	$11.4	$41.4	$15.5	$71.0
Unrealized gains	0.1	1.8	2.8	0.1	4.8
Realized gains	—	—	0.7	—	0.7
Purchases, sales, issuances and settlements, net	(0.4)	1.6	(11.8)	0.7	(9.9)
Ending balance at July 31, 2010	$2.4	$14.8	$33.1	$16.3	$66.6
Unrealized gains	—	1.5	2.1	3.4	7.0
Realized gains	—	1.0	—	—	1.0
Purchases, sales, issuances and settlements, net	(2.1)	0.3	(3.8)	18.3	12.7
Ending balance at July 31, 2011	$0.3	$17.6	$31.4	$38.0	$87.3

          Fair values of the assets held by the international pension plans by asset category are as follows (in millions):

Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2011
Global Equity Securities	$33.5	$—	$—	$33.5
Fixed Income Securities	—	26.5	—	26.5
Equity/Fixed Income	15.4	—	26.3	41.7
Real Assets	—	6.5	—	6.5
Total International Assets at July 31, 2011	$48.9	$33.0	$26.3	$108.2
2010
Global Equity Securities	$26.8	$—	$—	$26.8
Fixed Income Securities	—	20.7	—	20.7
Equity/Fixed Income	12.5	—	21.7	34.2
Real Assets	—	5.5	—	5.5
Total International Assets at July 31, 2010	$39.3	$26.2	$21.7	$87.2

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

          Equity/Fixed Income consists of Level 1 assets that are part of a unit linked fund with a strategic asset allocation of 40% fixed income products and 60% equity type products. Assets are valued at either the closing price reported if traded on an active market or at yields currently available on comparable securities of issuers with similar credit ratings. Index funds are valued at the net asset value as determined by the custodian of the fund. The Level 3 assets are composed of mathematical reserves on individual contracts and the Company does not have any influence on the investment decisions as made by the insurer due to the specific minimum guaranteed return characteristics of this type of contract. European insurers in general, broadly have a strategic asset allocation with 80%-90% fixed income products and 20%-10% equity type products (including real estate).

          Real Assets consists of property funds. Property funds are valued using the most recent partnership statement of fair value, updated for any subsequent partnership interests’ cash flows.

          The following table sets forth a summary of changes in the fair values of the International pension plans’ Level 3 assets for the year ended July 31, 2011 and 2010 (in millions):

Equity/Fixed Income
Beginning balance at August 1, 2009	$23.1
Unrealized gains	0.3
Foreign currency exchange	(1.9)
Purchases, sales, issuances and settlements, net	0.2
Ending balance at July 31, 2010	$21.7
Unrealized gains	0.9
Foreign currency exchange	2.5
Purchases, sales, issuances and settlements, net	1.2
Ending balance at July 31, 2011	$26.3

          Investment Policies and Strategies. For the Company’s U.S. plans, the Company uses a total return investment approach to achieve a long-term return on plan assets, with a prudent level of risk for the purpose of meeting its retirement income commitments to employees. The plan’s investments are diversified to assist in managing risk. The Company’s asset allocation guidelines target an allocation of 45 percent equity securities, 30 percent alternative investments (funds of hedge funds), 10 percent real assets (investments into funds containing commodities and real estate), 10 percent fixed income, and 5 percent private equity. Within equity securities, the Company will target an allocation of 15 percent international, 15 percent equity long/short, 10 percent small cap and 5 percent large cap. These target allocation guidelines are determined in consultation with the Company’s investment consultant, and through the use of modeling the risk/return trade-offs among asset classes utilizing assumptions about expected annual return, expected volatility/standard deviation of returns, and expected correlations with other asset classes.

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

          Estimated Contributions and Future Payments The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. As such, the Company made contributions of $20.6 million to its U.S. pension plans in Fiscal 2011. There is no minimum funding request for the Company’s U.S. plans for Fiscal 2012. The Company is currently evaluating whether or not a U.S. pension contribution will be made in Fiscal 2012. The Company made contributions of $7.1 million to its non-U.S. pension plans in Fiscal 2011 and estimates that it will contribute approximately $4.7 million in Fiscal 2012 based upon the local government prescribed funding requirements. Future estimates of the Company’s pension plan contributions may change significantly depending on the actual rate of return on plan assets, discount rates and regulatory requirements.

          Estimated future benefit payments for the Company’s U.S. and non-U.S. plans are as follows (thousands of dollars):

Fiscal Year
2012	$25,769
2013	$23,314
2014	$25,648
2015	$26,242
2016	$25,323
2017-2021	$148,290

          Postemployment and Postretirement Benefit Plans The Company provides certain postemployment and postretirement health care benefits for certain U.S. employees for a limited time after termination of employment. The Company has recorded a liability for its postretirement benefit plan in the amount of $1.5 million and $1.6 million as of July 31, 2011 and July 31, 2010, respectively. The annual cost resulting from these benefits is not material. For measurement purposes, a 7.4 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for Fiscal 2011. The Company has assumed that the long-term rate of increase will decrease gradually to an ultimate annual rate of 4.5 percent. A one-percentage point increase in the health care cost trend rate would increase the Fiscal 2011 and 2010 liability by $0.1 million.

          Retirement Savings and Employee Stock Ownership Plan The Company provides a contributory employee savings plan to U.S. employees that permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. Employee contributions of up to 25 percent of compensation are matched at a rate equaling 100 percent of the first 3 percent contributed and 50 percent of the next 2 percent contributed. The Company’s contributions under this plan are based on the level of employee contributions as well as a discretionary contribution based on performance of the Company. Total contribution expense for these plans was $9.1 million, $4.5 million, and $5.1 million for the years ended July 31, 2011, 2010, and 2009, respectively. This plan also includes shares from an Employee Stock Ownership Plan (“ESOP”). As of July 31, 2011, all shares of the ESOP have been allocated to participants. Total ESOP shares are considered to be shares outstanding for earnings per share calculations.

          Deferred Compensation and Other Benefit Plans The Company provides various deferred compensation and other benefit plans to certain executives. The deferred compensation plan allows these employees to defer the receipt of all of their bonus and other stock related compensation and up to 75 percent of their salary to future periods. Other benefit plans are provided to supplement the benefits for a select group of highly compensated individuals which are reduced because of compensation limitations set by the Internal Revenue Code. The Company has recorded a liability in the amount of $9.2 million and $8.8 million as of the year ended July 31, 2011 and July 31, 2010, respectively, related primarily to its deferred compensation plans.

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

          Stock Compensation Plans The Stock Compensation Plans in the Consolidated Statements of Changes in Shareholders’ Equity consist of the balance of amounts payable to eligible participants for stock compensation that was deferred to a Rabbi Trust pursuant to the provisions of the 2010 Master Stock Incentive Plan, as well as performance awards payable in common stock discussed further in Note I.

          Treasury Stock The Company believes that the share repurchase program is a way of providing return to its shareholders. The Board of Directors authorized the repurchase, at the Company’s discretion, of up to 8.0 million shares of common stock under the stock repurchase plan dated March 26, 2010. As of July 31, 2011, the Company had remaining authorization to repurchase 5.0 million shares under this plan. Following is a summary of treasury stock share activity for Fiscal 2011 and 2010:

	2011	2010
Balance at beginning of year	12,222,381	11,295,409
Stock repurchases	1,956,648	1,651,600
Net issuance upon exercise of stock options	(862,981)	(667,991)
Issuance under compensation plans	(62,304)	(46,197)
Other activity	(7,880)	(10,440)
Balance at end of year	13,245,864	12,222,381

          The Company initiated the purchase of an additional 162,900 shares for $9.2 million in July 2011 that are not included in Fiscal 2011 repurchases as the transactions did not settle until after fiscal year end. These repurchases will be included in Fiscal 2012 activity.

NOTE I Stock Option Plans

          Employee Incentive Plans In November 2010 shareholders approved the 2010 Master Stock Incentive Plan (the “Plan”) that replaced the 2001 Plan that was scheduled to expire on December 31, 2010 and provided for similar awards. The Plan extends through September 2020 and allows for the granting of nonqualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights (“SAR”), dividend equivalents, and other stock-based awards. Options under the Plan are granted to key employees at market price at the date of grant. Options are exercisable for up to 10 years from the date of grant. The Plan also allows for the granting of performance awards to a limited number of key executives. As administered by the Human Resources Committee of the Company’s Board of Directors, these performance awards are payable in common stock and are based on a formula which measures performance of the Company over a three-year period. Performance award expense under these plans totaled $1.8 million in Fiscal 2011 and $0.5 million in Fiscal 2010. The Company recorded a net reversal of performance award expense in Fiscal 2009 of $3.1 million due to the reversal of $3.6 million of Long-Term Compensation Plan expense recognized in prior periods based upon actual and forecasted results.

          Stock options issued from Fiscal 2001 to Fiscal 2011 become exercisable for non-executives in equal increments over three years. Stock options issued in Fiscal 2011 become exercisable for executives in equal increments over three years. Stock options issued from Fiscal 2001 to Fiscal 2010 became exercisable for most executives immediately upon the date of grant. Certain other stock options issued to executives during Fiscal 2004, 2006, and 2007 became exercisable in equal increments over three years. For Fiscal 2011, the Company recorded pretax compensation expense associated with stock options of $6.5 million and recorded $2.4 million of related tax benefit. For Fiscal 2010 and 2009, the Company recorded pretax compensation expense associated with stock options of $6.9 million and $4.1 million, respectively, and $2.5 million and $1.5 million, respectively, of related tax benefit.

          Stock-based employee compensation cost is recognized using the fair-value based method. The Company determined the fair value of these awards using the Black-Scholes option pricing model, with the following weighted average assumptions:

	2011	2010	2009
Risk - free interest rate	<0.12 - 3.1%	< 0.01 - 3.9%	1.4 - 4.0%
Expected volatility	25.5 - 34.7%	24.4 - 32.3%	21.6 - 25.5%
Expected dividend yield	1.0%	1.0%	1.0%

Expected life
Director original grants without reloads	8 years	8 years	8 years
Non - officer original grants	8 years	7 - 8 years	7 years
Officer original grants with reloads	—	4 years	4 years
Reload grants	<8 years	<8 years	<5 years
Officer original grants without reloads	8 years	8 years	7 years

          Reload grants are grants made to officers or directors who exercised a reloadable option during the fiscal year and made payment of the purchase price using shares of previously owned Company stock. The reload grant is for the number of shares equal to the shares used in payment of the purchase price and/or withheld for minimum tax withholding. Beginning in Fiscal 2011 options no longer have a reload provision for officers and directors.

          Black-Scholes is a widely accepted stock option pricing model; however, the ultimate value of stock options granted will be determined by the actual lives of options granted and the actual future price levels of the Company’s common stock. The weighted average fair value for options granted during Fiscal 2011, 2010, and 2009 is $17.26, $13.23, and $8.56 per share, respectively, using the Black-Scholes pricing model.

          The following table summarizes stock option activity:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at July 31, 2008	5,181,778	$25.62
Granted	366,588	34.23
Exercised	(505,363)	17.64
Canceled	(44,878)	39.04
Outstanding at July 31, 2009	4,998,125	26.94
Granted	643,974	42.41
Exercised	(848,990)	20.84
Canceled	(21,297)	41.94
Outstanding at July 31, 2010	4,771,812	30.04
Granted	551,601	57.22
Exercised	(1,121,751)	23.10
Canceled	(7,665)	47.20
Outstanding at July 31, 2011	4,193,997	35.44

          The total intrinsic value of options exercised during Fiscal 2011, 2010, and 2009 was $34.2 million, $19.5 million, and $9.1 million, respectively.

          Shares reserved at July 31, 2011 for outstanding options and future grants were 8,307,431. Shares reserved consist of shares available for grant plus all outstanding options. Upon shareholder approval of the 2010 Master Stock Incentive Plan, 4,600,000 shares were added to shares reserved. Remaining shares available for grant under the 2001 plan were removed from the shares reserved calculation.

          The following table summarizes information concerning outstanding and exercisable options as of July 31, 2011:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$12 to $22	658,066	1.19	$17.89	658,066	$17.89
$22 to $32	1,102,423	2.94	30.12	1,086,511	30.09
$32 to $42	1,121,686	5.67	34.95	1,101,164	34.96
$42 and above	1,311,822	8.23	49.15	655,381	44.34
	4,193,997	5.05	35.44	3,501,122	32.00

          At July 31, 2011, the aggregate intrinsic value of shares outstanding and exercisable was $85.0 million and $81.9 million, respectively.

          The following table summarizes the status of options which contain vesting provisions:

	Options	Weighted Average Grant Date Fair Value
Non - vested at July 31, 2010	407,453	$12.89
Granted	482,250	18.45
Vested	(189,913)	12.27
Canceled	(6,915)	15.42
Non - vested at July 31, 2011	692,875	16.90

          The total fair value of shares vested during Fiscal 2011, 2010, and 2009 was $10.5 million, $8.0 million, and $7.9 million, respectively.

          As of July 31, 2011, there was $6.1 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. This unvested cost is expected to be recognized during Fiscal 2012, Fiscal 2013, and Fiscal 2014.

NOTE J Income Taxes

          The components of earnings before income taxes are as follows:

	2011	2010	2009
	(thousands of dollars)
Earnings before income taxes:
United States	$117,562	$85,987	$69,863
Foreign	194,701	144,189	91,562
Total	$312,263	$230,176	$161,425

          The components of the provision for income taxes are as follows:

	2011	2010	2009
	(thousands of dollars)
Income taxes:
Current
Federal	$26,675	$25,455	$18,624
State	3,555	2,206	2,444
Foreign	54,785	33,327	13,176
	85,015	60,988	34,244
Deferred
Federal	8,556	3,860	(3,888)
State	191	20	90
Foreign	(6,790)	(855)	(928)
	1,957	3,025	(4,726)
Total	$86,972	$64,013	$29,518

          The following table reconciles the U.S. statutory income tax rate with the effective income tax rate:

	2011	2010	2009
Statutory U.S. federal rate	35.0%	35.0%	35.0%
State income taxes	1.0	0.8	1.3
Foreign taxes at lower rates	(6.6)	(8.2)	(7.5)
Export, manufacturing and research credits	(1.6)	(0.9)	(0.5)
U.S. tax impact on repatriation of earnings	(0.3)	0.1	0.7
Change in unrecognized tax benefits	0.1	1.2	(10.6)
Other	0.3	(0.2)	(0.1)
	27.9%	27.8%	18.3%

          The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	2011	2010
	(thousands of dollars)
Deferred tax assets:
Accrued expenses	$12,243	$9,130
Compensation and retirement plans	33,298	39,438
Tax credit and NOL carryforwards	1,173	954
Inventory reserves	9,545	8,324
Other	3,311	1,846
Deferred tax assets:	59,570	59,692
Valuation allowance	(692)	(604)
Net deferred tax assets	58,878	59,088
Deferred tax liabilities:
Depreciation and amortization	(37,112)	(30,248)
Other	(1,119)	(1,420)
Deferred tax liabilities	(38,231)	(31,668)
Net deferred tax asset	$20,647	$27,420

          The effective tax rate for Fiscal 2011 was 27.9 percent compared to 27.8 percent in Fiscal 2010. The average underlying tax rate remained at 29.7 percent, while discrete items were also a consistent percentage of pre-tax profits. Fiscal 2010 contained $4.3 million of discrete tax benefits from the expiration of the statute of limitations at foreign subsidiaries and other discrete items. Fiscal 2011 contained $5.8 million of discrete tax benefits primarily from the release of reserves after the favorable conclusions of foreign tax audits, the expiration of statutes in various jurisdictions, and the favorable impact of dividends from some foreign subsidiaries.

          The Company has not provided for U.S. income taxes on additional undistributed earnings of non-U.S. subsidiaries of approximately $623.0 million. The Company currently intends to permanently reinvest these undistributed earnings overseas as there are significant investment opportunities there, and the Company does not intend to incur a tax cost to repatriate these funds. If any portion were to be distributed, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings plus any available foreign tax credit carryovers. Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable.

          The Company has cumulative pre-tax loss carryforwards of $4.8 million, which exist in various international subsidiaries. If fully realized, the unexpired net operating losses may be carried forward to offset future local income tax payments of $1.2 million, at current rates of tax. Approximately 12 percent of these net operating losses expire within the next three years, while the majority of the remaining net operating loss carryforwards expire more than 5 years out or have no statutory expiration under current local laws. However, as it is more-likely-than-not that certain of these losses will not be realized, a valuation allowance of $0.7 million exists as of July 31, 2011.

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

50 percent likely to be realized. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2011	2010	2009
	(thousands of dollars)
Gross unrecognized tax benefits at beginning of fiscal year	$18,994	$16,928	$32,002
Additions for tax positions of the current year	7,406	3,122	3,527
Additions for tax positions of prior years	668	470	772
Reductions for tax positions of prior years	(164)	(179)	(8,258)
Settlements	(3,895)	—	(10,092)
Reductions due to lapse of applicable statute of limitations	(3,004)	(1,347)	(1,023)
Gross unrecognized tax benefits at end of fiscal year	$20,005	$18,994	$16,928

          The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the fiscal year ended July 31, 2011, the Company recognized interest expense, net of tax benefit, of approximately $0.3 million. At July 31, 2011 and July 31, 2010, accrued interest and penalties on a gross basis were $1.5 million and $2.5 million, respectively.

          The Company’s uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. The following tax years, in addition to the current year, remain subject to examination, at least for certain issues, by the major tax jurisdictions indicated:

Major Jurisdictions	Open Tax Years
Belgium	2010
China	2001 through 2010
France	2008 through 2010
Germany	2009 through 2010
Italy	2003 through 2010
Japan	2009 through 2010
Mexico	2006 through 2010
Thailand	2005 through 2010
United Kingdom	2010
United States	2008 through 2010

          If the Company were to prevail on all unrecognized tax benefits recorded, substantially all of the unrecognized tax benefits would benefit the effective tax rate. With an average statute of limitations of about 5 years, up to $3.0 million of the unrecognized tax benefits could potentially expire in the next 12 month period, unless extended by audit. It is possible that quicker than expected settlement of either current or future audits and disputes would cause additional reversals of previously recorded reserves in the next 12 month period. Currently, the Company has approximately $0.2 million of unrecognized tax benefits that are in dispute with various taxing authorities related to transfer pricing and deductibility of expenses. Quantification of an estimated range and timing of future audit settlements cannot be made at this time.

NOTE K Segment Reporting

          Consistent with FASB guidance related to segment reporting, the Company identified two reportable segments: Engine Products and Industrial Products. Segment selection was based on the internal organizational structure, management of operations, and performance evaluation by management and the Company’s Board of Directors.

          The Engine Products segment sells to OEMs in the construction, mining, agriculture, aerospace, defense, and truck markets and to independent distributors, OEM dealer networks, private label accounts, and large equipment fleets. Products include air filtration systems, exhaust and emissions systems, liquid filtration systems, and replacement filters.

          The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines, and OEMs and end-users requiring clean air. Products include dust, fume, and mist collectors, compressed air purification systems, air filtration systems for gas turbines, PTFE membrane based products, and specialized air filtration systems for applications including computer hard disk drives.

          Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, interest income, and interest expense. Assets included in Corporate and Unallocated principally are cash and cash equivalents, inventory reserves, certain prepaids, certain investments, other assets, and assets allocated to general corporate purposes.

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

          Segment allocated assets are primarily accounts receivable, inventories, property, plant and equipment, and goodwill. Reconciling items included in Corporate and Unallocated are created based on accounting differences between segment reporting and the consolidated, external reporting as well as internal allocation methodologies.

          The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating profit and other financial information shown below. In the following table, reclassifications have been made in prior periods as a result of an internal reorganization of Industrial Hydraulics from Industrial Products to Engine Products, which became effective August 1, 2010.

          Segment detail is summarized as follows:

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company
	(thousands of dollars)
2011
Net sales	$1,440,495	$853,534	$—	$2,294,029
Depreciation and amortization	36,338	19,396	4,757	60,491
Equity earnings in unconsolidated affiliates	3,302	803	—	4,105
Earnings before income taxes	211,255	123,871	(22,863)	312,263
Assets	888,080	519,730	318,283	1,726,093
Equity investments in unconsolidated affiliates	16,619	2,558	—	19,177
Capital expenditures, net of acquired businesses	36,423	19,442	4,768	60,633

2010
Net sales	$1,126,007	$751,057	$—	$1,877,064
Depreciation and amortization	33,433	20,935	4,864	59,232
Equity earnings in unconsolidated affiliates	1,859	160	—	2,019
Earnings before income taxes	155,833	91,084	(16,741)	230,176
Assets	702,300	477,154	320,052	1,499,506
Equity investments in unconsolidated affiliates	14,860	625	—	15,485
Capital expenditures, net of acquired businesses	24,355	15,250	3,544	43,149

2009
Net sales	$1,027,685	$840,944	$—	$1,868,629
Depreciation and amortization	32,287	20,386	5,924	58,597
Equity earnings in unconsolidated affiliates	2,172	94	—	2,266
Earnings before income taxes	85,896	87,427	(11,898)	161,425
Assets	631,278	474,291	228,427	1,333,996
Equity investments in unconsolidated affiliates	15,474	517	—	15,991
Capital expenditures, net of acquired businesses	25,390	16,032	4,658	46,080

          Following are net sales by product within the Engine Products segment and Industrial Products segment:

	2011	2010	2009
	(thousands of dollars)
Engine Products segment:
Off-Road Products	$327,557	$222,329	$243,691
Aerospace and Defense Products	104,883	111,977	119,094
On-Road Products	127,107	81,874	71,958
Aftermarket Products*	861,393	691,899	561,846
Retrofit Emissions Products	19,555	17,928	31,096
Total Engine Products segment	1,440,495	1,126,007	1,027,685

Industrial Products segment:
Industrial Filtration Solutions Products	507,646	423,050	477,908
Gas Turbine Products	154,726	150,131	206,760
Special Applications Products	191,162	177,876	156,276
Total Industrial Products segment	853,534	751,057	840,944

Total Company	$2,294,029	$1,877,064	$1,868,629

*	Includes replacement part sales to the Company’s OEM Customers.

          Geographic sales by origination and property, plant and equipment:

	Net Sales	Property, Plant & Equipment - Net
	(thousands of dollars)
2011
United States	$941,218	$141,584
Europe	653,275	131,739
Asia - Pacific	540,874	81,035
Other	158,662	37,144
Total	$2,294,029	$391,502

2010
United States	$745,400	$139,717
Europe	545,803	122,646
Asia - Pacific	460,470	72,950
Other	125,391	30,579
Total	$1,877,064	$365,892

2009
United States	$778,979	$141,052
Europe	567,117	138,350
Asia - Pacific	419,423	71,686
Other	103,110	29,980
Total	$1,868,629	$381,068

          Concentrations There were no Customers over 10 percent of net sales during Fiscal 2011, 2010, and 2009. There were no Customers over 10 percent of gross accounts receivable in Fiscal 2011 and 2010.

NOTE L Guarantees

          The Company and Caterpillar Inc. equally own the shares of Advanced Filtration Systems Inc. (AFSI), an unconsolidated joint venture, and guarantee certain debt of the joint venture. As of July 31, 2011, the joint venture had $24.6 million of outstanding debt, of which the Company guarantees half. In addition, during Fiscal 2011, 2010, and

2009, the Company recorded its equity in earnings of this equity method investment of $1.6 million, $0.4 million, and $1.0 million and royalty income of $6.2 million, $5.4 million, and $5.1 million, respectively, related to AFSI.

          At July 31, 2011 and 2010, the Company had a contingent liability for standby letters of credit totaling $11.4 million and $20.0 million, respectively, which have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of a specified bond financing agreement and insurance contract terms as detailed in each letter of credit. At July 31, 2011 and 2010, there were no amounts drawn upon these letters of credit.

NOTE M Warranty

          The Company provides for warranties on certain products. In addition, the Company may incur specific Customer warranty issues. Following is a reconciliation of warranty reserves (in thousands of dollars):

Balance at July 31, 2009	$9,215
Accruals for warranties issued during the reporting period	12,389
Accruals related to pre-existing warranties (including changes in estimates)	(1,244)
Less settlements made during the period	(4,653)
Balance at July 31, 2010	$15,707
Accruals for warranties issued during the reporting period	8,406
Accruals related to pre-existing warranties (including changes in estimates)	7,735
Less settlements made during the period	(12,128)
Balance at July 31, 2011	$19,720

          During Fiscal 2011, the increase in warranty accruals was primarily due to three specific warranty matters: one in the Company’s Retrofit Emissions Product group for $3.6 million, one in the Company’s Off-Road Products group for $1.8 million, and one in the On-Road Product group for $4.1 million. These warranty accruals were partially offset by supplier and insurance recoveries of $4.2 million. During Fiscal 2010, the Company increased warranty accruals due to a specific warranty matter in our Retrofit Emissions Products group and recorded an expense of $6.2 million for this matter.

NOTE N Commitments and Contingencies

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

          The Company has reached a preliminary agreement to settle the class action lawsuits that were previously disclosed in its SEC filings, including most recently the Form 10-Q for the quarter ending April 30, 2011. On March 31, 2008, S&E Quick Lube, a filter distributor, filed a lawsuit alleging that 12 filter manufacturers, including the Company, engaged in a conspiracy to fix prices, rig bids, and allocate U.S. Customers for aftermarket automotive filters. The U.S. cases have been consolidated into a single multi-district litigation in the Northern District of Illinois. The Company denies any liability and has vigorously defended the claims raised in these lawsuits. The settlement will fully resolve all claims brought against the Company in the lawsuits and the Company does not admit any liability or wrongdoing. The settlement is still subject to Court approval and will not have a material impact on the Company’s financial position, results of operations or liquidity.

          The Company has reached a preliminary agreement with the Air Resources Board for the State of California (“ARB”) to settle regulatory claims brought by ARB in connection with the sales of our Diesel Multi-Stage Filter System (“DMF”) for an immaterial amount. On May 19, 2010, ARB revoked its verification of the Company’s DMF for use with on-road diesel engines, for which verification was originally issued on December 16, 2005. The Company denies that any sales were made in California without ARB verification. The Company is not currently selling any DMF product and is working with the Environmental Protection Agency to verify the product for any future sales.

NOTE O Restructuring

          The following is a reconciliation of restructuring reserves (in thousands of dollars):

Balance at July 31, 2008	$—
Accruals for restructuring during the reporting period	17,755
Less settlements made during the period	(13,915)
Balance at July 31, 2009	$3,840
Accruals for restructuring during the reporting period	8,023
Less settlements made during the period	(7,724)
Balance at July 31, 2010	$4,139
Accruals for restructuring during the reporting period	759
Less settlements made during the period	(4,898)
Balance at July 31, 2011	$—

          Certain restructuring actions commenced in Fiscal 2009 in response to the dramatic downturn in the worldwide economy and these actions and related costs carried over into Fiscal 2010 and Fiscal 2011. In Fiscal 2011, the Engine Products segment incurred minimal restructuring expenses and Industrial Products segment incurred $0.7 million in restructuring expenses. The restructuring expenses in Fiscal 2011 include employee severance costs for approximately five employees related to the completion of the Company’s planned restructuring activities. The Company did not previously anticipate these additional charges in Fiscal 2011.

          The fiscal 2010 costs were employee severance costs related to the reduction in workforce of approximately 550 employees. In addition to these restructuring costs, the Company recorded $2.1 million in asset impairment costs related to the downsizing of a plant in Germany. Fiscal 2009 included $17.3 million in employee severance costs related to the reduction in workforce of approximately 2,800 employees. In addition, $0.5 million was incurred primarily for distribution center consolidation and production line transfers.

          Restructuring and asset impairment expense detail is summarized as follows (in thousands):

	Fiscal Year
	2011	2010	2009
Gross Margin	$20	$7,488	$10,109
Operating expenses	739	2,677	7,646
Total restructuring and asset impairment expenses	$759	$10,165	$17,755

NOTE P Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
2011
Net sales	$536,909	$537,105	$594,565	$625,450
Gross margin	188,090	189,543	209,158	227,005
Net earnings	53,134	44,579	61,811	65,767
Basic earnings per share	0.69	0.57	0.80	0.86
Diluted earnings per share	0.68	0.56	0.79	0.84
Dividends declared per share	—	0.260	—	0.300
Dividends paid per share	0.125	0.130	0.130	0.150

2010
Net sales	$428,080	$436,122	$497,619	$515,243
Gross margin	148,400	145,947	177,371	187,030
Net earnings	34,569	30,966	49,458	51,170
Basic earnings per share	0.44	0.40	0.64	0.66
Diluted earnings per share	0.44	0.39	0.62	0.65
Dividends declared per share	—	0.115	0.120	0.245
Dividends paid per share	0.115	0.115	0.120	0.120

          The quarter ended October 31, 2010 included restructuring charges after-tax of $0.6 million or $0.01 per share. The quarters ended October 31, 2009, January 31, 2010, April 30, 2010, and July 31, 2010, include restructuring charges after-tax of $0.9 million or $0.01 per share, $3.6 million or $0.05 per share, $2.7 million or $0.03 per share, and less than $0.1 million, respectively.

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

Changes in Internal Control over Financial Reporting

          No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with such evaluation during the fiscal quarter ended July 31, 2011, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

          None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

          The information under the captions “Item 1: Election of Directors”; “Director Selection Process,” “Audit Committee,” “Audit Committee Expertise; Complaint-Handling Procedures,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2011 Proxy Statement is incorporated herein by reference. Information on the Executive Officers of the Company is found under the caption “Executive Officers of the Registrant” on page 6 of this Annual Report on Form 10-K.

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

Item 11. Executive Compensation

          The information under the captions “Executive Compensation” and “Director Compensation” of the 2011 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information under the caption “Security Ownership” of the 2011 Proxy Statement is incorporated herein by reference.

          The following table sets forth information as of July 31, 2011 regarding the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted - average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1980 Master Stock Compensation Plan:
Stock Options	—	—	—
Deferred Stock Gain Plan	42,057	$13.9878	—

1991 Master Stock Compensation Plan:
Stock Options	114,744	$19.3523	—
Deferred Stock Option Gain Plan	342,685	$34.4576	—
Deferred LTC/Restricted Stock	134,158	$22.7091	—

2001 Master Stock Incentive Plan:
Stock Options	3,164,380	$32.6285	—
Deferred Stock Option Gain Plan	21,600	$59.9872	—
Deferred LTC/Restricted Stock	152,118	$30.3986	—
Long-Term Compensation	71,059	$40.8296	—

2010 Master Stock Incentive Plan:
Stock Options	407,500	$58.1400	See Note 1
Deferred LTC/Restricted Stock	—	$—	—
Long-Term Compensation	—	$—	—
Subtotal for plans approved by security holders	4,450,301	$34.4754

Equity compensation plans not approved by security holders:
Non-qualified Stock Option Program for Non - Employee Directors	507,373	$38.4163	See Note 2
ESOP Restoration	25,016	$13.0282	See Note 3
Subtotal for plans not approved by security holders	532,389	$37.2234
Total	4,982,690	$34.769

          Note 1: The 2010 Master Stock Incentive Plan limits the number of shares authorized for issuance to 4,600,000 during the 10-year term of the plan. There are currently 4,112,369 shares of the authorization remaining.

          Note 2: The stock option program for non-employee directors (filed as exhibit 10-H to Form 10-Q report filed for the first quarter ended October 31, 2008) provides for each non-employee director to receive annual option grants of 7,200 shares. The 2010 Master Stock Incentive Plan, which was approved by the Company’s stockholders on November 19, 2010 provides for the issuance of stock options to non-employee directors, and the stock option program for non-employee directors has been adopted as a sub-plan under the 2010 Master Stock Incentive Plan and shares issued to directors after December 10, 2010 will be issued under the 2010 Master Stock Incentive Plan.

          Note 3: The Company has a non-qualified ESOP Restoration Plan established on August 1, 1990 (filed as exhibit 10-D to the Company’s 2009 Form 10-K report), to supplement the benefits for executive employees under the Company’s Employee Stock Ownership Plan that would otherwise be reduced because of the compensation limitations under the Internal Revenue Code. The ESOP’s 10-year term was completed on July 31, 1997 and the only ongoing benefits under the ESOP Restoration Plan are the accrual of dividend equivalent rights to the participants in the Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

          The information under the captions “Policy and Procedures Regarding Transactions with Related Persons” and “Board Oversight and Director Independence” of the 2011 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

          The information under the captions “Independent Auditor Fees” and “Audit committee Pre-Approval Policies and Procedures” of the 2011 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

          Documents filed with this report:

(1)	Financial Statements

Consolidated Statements of Earnings — years ended July 31, 2011, 2010 and 2009

Consolidated Balance Sheets — July 31, 2011 and 2010

Consolidated Statements of Cash Flows — years ended July 31, 2011, 2010 and 2009

Consolidated Statements of Changes in Shareholders’ Equity — years ended July 31, 2011, 2010 and 2009

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

DONALDSON COMPANY, INC.

Date: September 23, 2011	By: /s/ William M. Cook

William M. Cook
Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 23, 2011.

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

*By: /s/ Norman C. Linnell
Norman C. Linnell
As attorney-in-fact

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

DONALDSON COMPANY, INC. AND SUBSIDIARIES
(thousands of dollars)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (A)	Deductions (B)	Balance at End of Period
Year ended July 31, 2011:
Allowance for doubtful accounts deducted from accounts receivable	$6,315	$482	$481	$(370)	$6,908

Year ended July 31, 2010:
Allowance for doubtful accounts deducted from accounts receivable	$7,387	$1,063	$(293)	$(1,842)	$6,315

Year ended July 31, 2009:
Allowance for doubtful accounts deducted from accounts receivable	$7,509	$1,240	$(534)	$(828)	$7,387

Note A - Allowance for doubtful accounts foreign currency translation losses (gains) recorded directly to equity.

Note B - Bad debts charged to allowance, net of reserves and changes in estimates.

EXHIBIT INDEX
ANNUAL REPORT ON FORM 10-K

* 3-A	—	Restated Certificate of Incorporation of Registrant as currently in effect (Filed as Exhibit 3-A to 2010 Form 10-K Report)

3-B	—	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Registrant, dated as of March 3, 2006

* 3-C	—	Amended and Restated Bylaws of Registrant (as of January 30, 2009) (Filed as Exhibit 3-C to Form 10- Q Report for the Second Quarter ended January 31, 2009)

* 4	—	**

4-A	—	Preferred Stock Amended and Restated Rights Agreement between Registrant and Wells Fargo Bank, N.A., as Rights Agent, dated as of January 27, 2006

10-A	—	Officer Annual Cash Incentive Plan***

*10-B	—	1980 Master Stock Compensation Plan as Amended (Filed as Exhibit 10-A to Form 10-Q Report filed for the first quarter ended October 31, 2008)***

*10-C	—	Form of Performance Award Agreement under 1991 Master Stock Compensation Plan (Filed as Exhibit 10-B to Form 10-Q Report filed for the first quarter ended October 31, 2008)***

*10-D	—	ESOP Restoration Plan (2003 Restatement) (Filed as Exhibit 10-D to 2009 Form 10-K Report)***

*10-E	—	Deferred Compensation Plan for Non-employee Directors as amended (Filed as Exhibit 10-C to Form 10-Q Report filed for the first quarter ended October 31, 2008)***

*10-F	—	Independent Director Retirement and Benefit Plan as amended (Filed as Exhibit 10-D to Form 10-Q Report filed for the first quarter ended October 31, 2008)***

10-G	—	Supplemental Executive Retirement Plan (2008 Restatement) ***

*10-H	—	1991 Master Stock Compensation Plan as amended (Filed as Exhibit 10-E to Form 10-Q Report filed for the first quarter ended October 31, 2008)***

*10-I	—	Form of Restricted Stock Award under 1991 Master Stock Compensation Plan (Filed as Exhibit 10-F to Form 10-Q Report filed for the first quarter ended October 31, 2008)***

*10-J	—	Form of Agreement to Defer Compensation for certain Executive Officers (Filed as Exhibit 10-G to Form 10-Q Report filed for the first quarter ended October 31, 2008)***

*10-K	—	Stock Option Program for Non-employee Directors (Filed as Exhibit 10-H to Form 10-Q Report filed for the first quarter ended October 31, 2008)***

*10-L	—

Note Purchase Agreement among Donaldson Company, Inc. and certain listed Insurance Companies Dated as of July 15, 1998 (Filed as Exhibit 10-I to Form 10-Q Report filed for the first quarter ended October 31, 2008)

*10-M	—

Second Supplement and First Amendment to Note Purchase Agreement among Donaldson Company, Inc. and certain listed Insurance Companies dated as of September 30, 2004 (Filed as Exhibit 10-N to 2010 Form 10-K Report)

*10-N	—	2001 Master Stock Incentive Plan (Filed as Exhibit 10-O to 2009 Form 10-K Report)***

*10-O	—	Form of Officer Stock Option Award Agreement under the 2001 Master Stock Incentive Plan (Filed as Exhibit 10-P to 2010 Form 10-K Report)***

*10-P	—	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the 2001 Master Stock Incentive Plan (Filed as Exhibit 10-Q to 2010 Form 10-K Report)***

10-Q	—	Restated Compensation Plan for Non-Employee Directors dated July 28, 2006 ***

10-R	—	Restated Long-Term Compensation Plan dated May 23, 2006 ***

10-S	—	Qualified Performance-Based Compensation Plan ***

10-T	—	Deferred Compensation and 401(k) Excess Plan (2008 Restatement)***

10-U	—	Deferred Stock Option Gain Plan (2008 Restatement)***

10-V	—	Excess Pension Plan (2008 Restatement)***

*10-W	—	Form of Management Severance Agreement for Executive Officers (Filed as Exhibit 10-A to Form 10-Q Report for the Third Quarter ended April 30, 2008)***

*10-X	—	2010 Master Stock Incentive Plan (Filed as Exhibit 4.5 to Registration Statement on Form S-* (File No. 333-170729) filed on November 19, 2010)***

*10-Y	—	Form of Officer Stock Option Award Agreement under the 2010 Master Stock Incentive Plan (Filed as Exhibit 10.1 to Form 8-K Report filed on December 16, 2010) ***

*10-Z	—	Form of Restricted Stock Award Agreement under the 2010 Master Stock Incentive Plan (Filed as Exhibit 10.2 to Form 8-K Report filed on December 16, 2010) ***

10-AA	—	Non-Employee Director Automatic Stock Option Grant Program***

11	—	Computation of net earnings per share (See “Earnings Per Share” in “Summary of Significant Accounting Policies” in Note A in the Notes to Consolidated Financial Statements on page 31)

21	—	Subsidiaries

23	—	Consent of PricewaterhouseCoopers LLP

24	—	Powers of Attorney

31-A	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	—

The following financial information from the Donaldson Company, Inc. Annual Report on Form 10-K for the fiscal year ended July 31, 2011 as filed with the Securities and Exchange Commission, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows (iv) the Consolidated Statement of Changes in Shareholders’ Equity and (v) the Notes to Consolidated Financial Statements.

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