Form 10-Q
period 2011-10-31
DONALDSON CO INC
filed 2011-12-07
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2011 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.

Commission File Number 1-7891

DONALDSON COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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
☐ Yes   ☒ No

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $5 Par Value – 74,111,112 shares as of October 31, 2011.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended October 31,
	2011	2010
Net sales	$608,295	$536,909
Cost of sales	393,361	348,819
Gross margin	214,934	188,090
Operating expenses	124,607	113,587
Operating income, net	90,327	74,503
Interest expense	3,170	3,653
Other income, net	(4,860)	(1,107)
Earnings before income taxes	92,017	71,957
Income taxes	23,464	18,823
Net earnings	$68,553	$53,134

Weighted average shares - basic	75,256,946	77,169,260
Weighted average shares - diluted	76,523,599	78,484,455
Net earnings per share - basic	$0.91	$0.69
Net earnings per share - diluted	$0.90	$0.68
Dividends paid per share	$0.150	$0.125

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share amounts)
(Unaudited)

	October 31, 2011	July 31, 2011
Assets
Current assets
Cash and cash equivalents	$302,213	$273,494
Accounts receivable, less allowance of $6,988 and $6,908	439,571	445,700
Inventories	274,172	271,476
Prepaids and other current assets	74,795	75,912
Total current assets	$1,090,751	$1,066,582
Property, plant and equipment, at cost	940,398	945,874
Less accumulated depreciation	(556,292)	(554,372)
Property, plant and equipment, net	384,106	391,502
Goodwill	168,944	171,741
Intangible assets, net	51,637	53,496
Other assets	50,733	42,772
Total assets	$1,746,171	$1,726,093

Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings	$92,132	$13,129
Current maturities of long-term debt	47,536	47,871
Trade accounts payable	203,445	215,918
Other current liabilities	200,921	219,326
Total current liabilities	544,034	496,244
Long-term debt	204,881	205,748
Deferred income taxes	7,581	11,196
Other long-term liabilities	101,480	78,194
Total liabilities	857,976	791,382
Shareholders’ equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 120,000,000 shares authorized, 88,643,194 shares issued	443,216	443,216
Retained earnings	994,701	925,542
Stock compensation plans	24,414	24,736
Accumulated other comprehensive income (loss)	(8,742)	40,027
Treasury stock at cost, 14,439,624 and 13,245,864 shares at October 31, 2011 and July 31, 2011, respectively	(565,394)	(498,810)
Total shareholders’ equity	888,195	934,711
Total liabilities and shareholders’ equity	$1,746,171	$1,726,093

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)
(Unaudited)

	Three Months Ended October 31,
	2011	2010
Operating Activities
Net earnings	$68,553	$53,134
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	15,574	14,918
Changes in operating assets and liabilities	(21,932)	1,220
Tax benefit of equity plans	(2,171)	(2,933)
Stock compensation plan expense	1,690	1,461
Deferred taxes	(6,759)	(6,639)
Other, net	2,731	1,602
Net cash provided by operating activities	57,686	62,763

Investing Activities
Net expenditures on property and equipment	(18,491)	(10,048)
Net cash used in investing activities	(18,491)	(10,048)

Financing Activities
Purchase of treasury stock	(73,558)	(6,491)
Proceeds from settlement of interest rate swap	—	4,710
Repayments of long-term debt	(149)	(5,154)
Change in short-term borrowings	78,912	(16,747)
Dividends paid	(11,193)	(9,553)
Tax benefit of equity plans	2,171	2,933
Exercise of stock options	2,961	3,950
Net cash used in financing activities	(856)	(26,352)
Effect of exchange rate changes on cash	(9,620)	9,238
Increase in cash and cash equivalents	28,719	35,601
Cash and cash equivalents, beginning of year	273,494	232,000
Cash and cash equivalents, end of period	$302,213	$267,601

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three month period ended October 31, 2011 are not necessarily indicative of the results that may be expected for future periods. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2011.

Note B – Inventories

          The components of inventory as of October 31, 2011 and July 31, 2011 are as follows (thousands of dollars):

	October 31, 2011	July 31, 2011
Materials	$112,443	$110,466
Work in process	36,904	33,917
Finished products	124,825	127,093
Total inventories	$274,172	$271,476

          As of October 31, 2011 and July 31, 2011, the Company had obsolete inventory reserves of $15.9 million and $14.5 million, respectively.

Note C – Accounting for Stock-Based Compensation

          Stock-based employee compensation cost is recognized using the fair-value based method for all awards. The Company determined the fair value of its option awards using the Black-Scholes option pricing model. All options granted in the first quarter of Fiscal 2012 were reload options, which generally have a shorter contractual life. A reload stock option is granted for the number of shares tendered as payment for the exercise price and tax withholding obligation upon the exercise of a stock option with a reload provision. The option price of the reload option is equal to the market price of the stock on the date of exercise and will expire on the same date as the original option which was exercised. The following assumptions were used to value the options granted during the three months ended October 31, 2011: 1 year expected life; expected volatility of 30.8 percent; risk-free interest rate of 0.14 percent; and annual dividend yield of 1.0 percent. The expected life selected for options granted during the period represents the period of time that the options are expected to be outstanding based on the contractual life and historical data of option holder exercise and termination behavior. Expected volatilities are based upon historical volatility of the Company’s stock over a period at least equal to the expected life of each option grant. Option grants are priced at the fair market value of the Company’s stock on the date of grant. The weighted average fair value for options granted during the three months ended October 31, 2011 and 2010 was $7.43 per share and $6.85 per share, respectively. For the three months ended October 31, 2011 and October 31, 2010, the Company recorded pretax compensation expense associated with stock options of $0.8 million and recorded $0.3 million of related tax benefit.

          The following table summarizes stock option activity during the three months ended October 31, 2011:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at July 31, 2011	4,193,997	$35.44
Granted	2,249	59.47
Exercised	(179,866)	21.69
Canceled	(4,748)	48.69
Outstanding at October 31, 2011	4,011,632	36.06

          The total intrinsic value of options exercised during the three months ended October 31, 2011 and 2010 was $6.5 million and $10.8 million, respectively.

          The following table summarizes information concerning outstanding and exercisable options as of October 31, 2011:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$17 to $25	523,716	1.05	$17.85	523,716	$17.85
$25 to $33	1,327,462	2.98	30.66	1,312,048	30.65
$33 to $41	851,438	5.84	35.56	837,641	35.58
$41 to $49	808,026	7.37	43.53	633,418	43.88
$49 and above	500,990	8.97	58.20	23,740	56.79
	4,011,632	4.97	36.06	3,330,563	32.58

          At October 31, 2011, the aggregate intrinsic value of options outstanding and exercisable was $117.7 million and $109.3 million, respectively.

          As of October 31, 2011, there was $5.2 million of total unrecognized compensation cost related to non-vested stock options granted under the 2001 and 2010 Master Stock Incentive Plans. This unvested cost is expected to be recognized during the remainder of Fiscal Years 2012, 2013, and 2014.

Note D – Net Earnings Per Share

          The Company’s basic net earnings per share are computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common equivalent shares relating to stock options and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods. For the three months ended October 31, 2011, there were 493,532 options excluded from the diluted net earnings per share calculation. For the three months ended October 31, 2010, there were 188,536 options excluded from the diluted net earnings per share calculation.

          The following table presents information necessary to calculate basic and diluted net earnings per common share (thousands, except per share amounts):

	Three Months Ended October 31,
	2011	2010
Weighted average shares - basic	75,257	77,169
Common share equivalents	1,267	1,315
Weighted average shares - diluted	76,524	78,484
Net earnings for basic and diluted earnings per share computation	$68,553	$53,134
Net earnings per share - basic	$0.91	$0.69
Net earnings per share - diluted	$0.90	$0.68

Note E – Shareholders’ Equity

          The Company reports accumulated other comprehensive income (loss) as a separate item in the shareholders’ equity section of the balance sheet.

          Total comprehensive income and its components are as follows (thousands of dollars):

	Three Months Ended October 31,
	2011	2010
Net earnings	$68,553	$53,134
Foreign currency translation gain (loss)	(33,938)	35,772
Net gain (loss) on hedging derivatives, net of deferred taxes	418	(255)
Pension and postretirement liability adjustment, net of deferred taxes	(15,249)	(141)
Total comprehensive income	$19,784	$88,510

          Total accumulated other comprehensive income (loss) and its components at October 31, 2011 and July 31, 2011 are as follows (thousands of dollars):

	October 31, 2011	July 31, 2011
Foreign currency translation adjustment	$97,761	$131,699
Net gain on cash flow hedging derivatives, net of deferred taxes	798	380
Pension liability adjustment, net of deferred taxes	(107,301)	(92,052)
Total accumulated other comprehensive income (loss)	$(8,742)	$40,027

          The Company’s Board of Directors authorized the repurchase of 8.0 million shares of common stock on March 26, 2010. During the three months ended October 31, 2011 the Company repurchased 1,375,513 shares for $73.6 million at an average price of $53.48 per share. As of October 31, 2011, the Company had remaining authorization to repurchase up to 3.7 million shares pursuant to the current authorization.

          On November 18, 2011, the Company’s Board of Directors declared a cash dividend in the amount of $0.15 per common share payable to stockholders of record on December 5, 2011. The dividend will be paid on December 16, 2011.

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

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company
Three Months Ended October 31, 2011:
Net sales	$393,725	$214,570	$—	$608,295
Earnings before income taxes	59,878	34,299	(2,160)	92,017
Assets	882,967	521,984	341,220	1,746,171

Three Months Ended October 31, 2010:
Net sales	$333,769	$203,140	$—	$536,909
Earnings before income taxes	48,451	30,035	(6,529)	71,957
Assets	750,951	461,321	378,214	1,590,486

          The above table includes $0.7 million of restructuring expenses in the Industrial Products segment for the three months ended October 31, 2010.

          There were no Customers over 10 percent of net sales for the three months ended October 31, 2011 and 2010. There were no Customers over 10 percent of gross accounts receivable as of October 31, 2011 and 2010.

Note G – Goodwill and Other Intangible Assets

          Goodwill is assessed for impairment between annual assessments whenever events or circumstances make it more likely than not that an impairment may have occurred. The Company’s most recent annual impairment assessment for goodwill was completed during the third quarter of Fiscal 2011. The results of this assessment showed that the fair values of the reporting units to which goodwill is assigned continue to exceed the book values of the respective reporting units, resulting in no goodwill impairment. Following is a reconciliation of goodwill for the three months ended October 31, 2011 (thousands of dollars):

	Engine Products	Industrial Products	Total Goodwill
Balance as of July 31, 2011	$72,966	$98,775	$171,741
Foreign exchange translation	(286)	(2,511)	(2,797)
Balance as of October 31, 2011	$72,680	$96,264	$168,944

          As of October 31, 2011, other intangible assets were $51.6 million, a $1.9 million decrease from the balance of $53.5 million at July 31, 2011. The decrease in other intangible assets is due to amortization of existing assets of $1.5 million and a $0.4 million decrease due to foreign exchange translation. There were no intangible asset additions during the three months ended October 31, 2011.

Note H – Guarantees

          The Company and Caterpillar Inc. equally own the shares of Advanced Filtration Systems Inc. (AFSI), an unconsolidated joint venture, and guarantee certain debt of the joint venture. As of October 31, 2011 the joint venture had $12.2 million of outstanding debt, of which the Company guarantees half. For the three months ended October 31, 2011, the Company recorded $0.7 million of earnings for this equity method investment. The Company recorded $0.2 million of earnings for this equity method investment during the three months ended October 31, 2010. During the three months ended October 31, 2011 and 2010, the Company also recorded royalty income of $1.7 million related to AFSI.

          At October 31, 2011, the Company had a contingent liability for standby letters of credit totaling $11.4 million that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of insurance contract terms or other commercial contract terms as detailed in each letter of credit. At October 31, 2011, there were no amounts drawn upon these letters of credit.

Note I – Warranty

          The Company estimates warranty costs using quantitative measures based on historical warranty claim experience and evaluation of specific Customer warranty issues. Following is a reconciliation of warranty reserves for the three months ended October 31, 2011 and 2010 (thousands of dollars):

	October 31,
	2011	2010
Beginning balance	$19,720	$15,707
Accruals for warranties issued during the reporting period	791	2,443
Adjustments related to pre - existing warranties (including changes in estimates)	(535)	2,170
Less settlements made during the period	(3,841)	(988)
Ending balance	$16,135	$19,332

          The prior year increase in warranty accruals was primarily due to two specific warranty matters: one in the Company’s Retrofit Emissions Products group for $2.5 million and one in the Company’s Off-Road Products group for $1.0 million. These warranty accruals were partially offset by supplier recoveries of $1.0 million. These warranty matters are not expected to have a material impact on our results of operations, liquidity or financial position.

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

          Net periodic pension costs for the Company’s pension plans include the following components (thousands of dollars):

	Three Months Ended October 31,
	2011	2010
	(thousands of dollars)
Net periodic cost:
Service cost	$3,898	$3,972
Interest cost	4,893	4,810
Expected return on assets	(7,053)	(6,840)
Transition amount amortization	57	54
Prior service cost amortization	128	116
Actuarial loss amortization	1,443	810
Net periodic benefit cost	$3,366	$2,922

          The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. For the three months ended October 31, 2011, the Company made contributions of $0.9 million to its non-U.S. pension plans and $0.1 million to its U.S. pension plans. The Company does not currently have any minimum contribution requirements for its U.S. plans. The Company is currently evaluating whether or not an additional discretionary U.S. pension contribution will be made in fiscal 2012. The Company currently estimates that it will contribute approximately an additional $12.0 million to its non-U.S. pension plans during the remainder of Fiscal 2012.

Note K – Financial Instruments

          The Company uses forward exchange contracts to manage its exposure to fluctuations in foreign exchange rates. The Company enters into forward exchange contracts of generally less than one year to hedge forecasted transactions between its subsidiaries and to reduce potential exposure related to fluctuations in foreign exchange rates for existing recognized assets and liabilities. It also utilizes forward exchange contracts for anticipated intercompany and third-party transactions such as purchases, sales, and dividend payments denominated in local currencies. Forward exchange contracts are designated as cash flow hedges as they are designed to hedge the variability of cash flows associated with the underlying existing recognized or anticipated transactions. Changes in the value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) in shareholders’ equity until earnings are affected by the variability of the underlying cash flows. At that time, the applicable amount of gain or loss from the derivative instrument that is deferred in shareholders’ equity is reclassified to earnings. Effectiveness is measured using spot rates to value both the hedge contract and the hedged item. The excluded forward points, as well as any ineffective portions of hedges, are recorded in earnings through the same line as the underlying transaction. During the first three months of Fiscal 2012, $0.2 million of losses were recorded due to hedge ineffectiveness.

          These unrealized losses and gains are reclassified, as appropriate, when earnings are affected by the variability of the underlying cash flows during the term of the hedges. The Company expects to record $0.7 million of net deferred gains from these forward exchange contracts during the next 12 months.

          The impact on accumulated other comprehensive income (loss) and earnings from foreign exchange contracts that qualified as cash flow hedges for the three months ended October 31, 2011 and 2010 was as follows (thousands of dollars):

	October 31,
	2011	2010
Net carrying amount at beginning of year	$241	$(660)
Cash flow hedges deferred in other comprehensive income	510	(569)
Cash flow hedges reclassified to income (effective portion)	(333)	198
Change in deferred taxes	256	130
Net carrying amount at October 31	$674	$(901)

Note L – Fair Values

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

          The following summarizes the Company’s fair value of outstanding derivatives at October 31, 2011 and July 31, 2011, on the Consolidated Balance Sheets (thousands of dollars):

	October 31, 2011	July 31, 2011
Asset derivatives recorded under the caption Prepaids and other current assets
Foreign exchange contracts	$1,596	$945

Liability derivatives recorded under the caption Other current liabilities
Foreign exchange contracts	$1,409	$1,470

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

	Significant Other Observable Inputs (Level 2)*
	October 31, 2011	July 31, 2011
Forward exchange contracts - net asset (liability) position	$187	$(525)

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

          The Company has reached a preliminary agreement to settle the class action lawsuits filed in 2008 alleging that 12 filter manufacturers, including the Company, engaged in a conspiracy to fix prices, rig bids, and allocate U.S. Customers for aftermarket automotive filters. The U.S. cases have been consolidated into a single multi-district litigation in the Northern District of Illinois. The Company denies any liability and has vigorously defended the claims raised in these lawsuits. The settlement will fully resolve all claims brought against the Company in the lawsuits and the Company does not admit any liability or wrongdoing. The settlement, which has been accrued for by the Company, is still subject to Court approval and will not have a material impact on the Company’s financial position, results of operations or liquidity.

          The Company has reached a preliminary agreement with the Air Resources Board for the State of California (“ARB”) to settle regulatory claims brought by ARB in connection with the sales of our Diesel Multi-Stage Filter System (“DMF”) for an immaterial amount. On May 19, 2010, ARB revoked its verification of the Company’s DMF for use with on-road diesel engines, for which verification was originally issued on December 16, 2005. The Company denies that any sales were made in California without ARB verification. The Company is not currently selling any DMF product.

Note N – Income Taxes

The effective tax rate for the quarter was 25.5 percent compared to 26.2 percent for the prior year first quarter. Both the current and prior year’s quarter included tax benefits primarily due to favorable settlements of tax audits of $4.3 million and $2.7 million, respectively. Without consideration of discrete items, the estimated annual effective tax rate of 30.2 percent was comparable to the 29.9 percent in the prior year.

          The Company’s uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. The following tax years, in addition to the current year, remain subject to examination, at least for certain issues, by the major tax jurisdictions indicated:

Major Jurisdictions	Open Tax Years
Belgium	2010 through 2011
China	2001 through 2010
France	2008 through 2011
Germany	2009 through 2011
Italy	2003 through 2011
Japan	2009 through 2011
Mexico	2006 through 2010
Thailand	2005 through 2011
United Kingdom	2010 through 2011
United States	2008, 2011

          At October 31, 2011, the total unrecognized tax benefits were $16.7 million, and accrued interest and penalties on these unrecognized tax benefits were $1.4 million. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. If the Company were to prevail on all unrecognized tax benefits recorded, substantially all of the unrecognized tax benefits would benefit the effective tax rate. With an average statute of limitations of about 5 years, up to $3.0 million of the unrecognized tax benefits could potentially reverse in the next 12 month period, unless extended by audit. It is possible that quicker than expected settlement of either current or future audits and disputes would cause additional reversals of previously recorded reserves in the next 12 month period. Currently, the Company has approximately $0.2 million of unrecognized tax benefits that are in dispute with various taxing authorities related to transfer pricing and deductibility of expenses. Quantification of an estimated range and timing of future audit settlements cannot be made at this time.

Note O – Restructuring and Asset Impairment

          The following is a reconciliation of restructuring reserves (in thousands of dollars):

Balance at July 31, 2008	$—
Accruals for restructuring during the reporting period	17,755
Less settlements made during the period	(13,915)
Balance at July 31, 2009	$3,840
Accruals for restructuring during the reporting period	8,023
Less settlements made during the period	(7,724)
Balance at July 31, 2010	$4,139
Accruals for restructuring during the reporting period	759
Less settlements made during the period	(4,898)
Balance at July 31, 2011	$—
Accruals for restructuring during the reporting period	—
Less settlements made during the period	—
Balance at October 31, 2011	$—

          The Company commenced certain restructuring actions in Fiscal 2009 in response to the dramatic downturn in the worldwide economy. The restructuring expenses in the first quarter of Fiscal 2011 include employee severance costs for approximately five employees related to the completion of the Company’s planned restructuring activities. Since then, the Company has not incurred and does not expect to incur additional restructuring charges during the remainder of Fiscal 2012.

          Restructuring expense detail for the three months ended October 31 is summarized as follows (in thousands):

	Three Months Ended October 31,
	2011	2010
Cost of sales	$—	$20
Operating expenses	—	739
Total restructuring expenses	$—	$759

Note P – Subsequent Events

          At the Company’s Annual Shareholder meeting on November 18, 2011, the shareholders approved an increase in the number of authorized shares of Common Stock, par value $5.00, from 120,000,000 to 240,000,000 and the total number of shares of stock which the Company has the authority to issue from 121,000,000 to 241,000,000. The increase in the number of authorized shares of Common Stock will give the Company greater flexibility in considering and planning for future potential business needs and will enable the Company to take timely advantage of market conditions and the availability of favorable financing and acquisition opportunities without the delay and expense associated with convening a special Stockholders’ meeting.

Note Q – New Accounting Standards

          In December 2010, the FASB updated the accounting guidance relating to the annual goodwill impairment test. The updated guidance requires companies to perform the second step of the impairment test to measure the amount of impairment loss, if any, when it is more likely than not that goodwill impairment exists when the carrying amount of a reporting unit is zero or negative. In considering whether it is more likely than not that goodwill impairment exists, an entity shall evaluate whether there are adverse qualitative factors. The updated guidance is effective for the Company beginning in the first quarter of fiscal year 2012. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

          In May 2011, the FASB updated the accounting guidance related to fair value measurements. The updated guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (IFRS). The updated guidance is effective for the Company beginning in the third quarter of fiscal year 2012. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

          In June 2011, the FASB updated the disclosure requirements for comprehensive income. The updated guidance requires companies to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance is effective for the Company beginning in the third quarter of fiscal year 2012. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company’s consolidated financial statements.

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

          The Company has two reporting segments: Engine Products and Industrial Products. Products in the Engine Products segment consist of air filtration systems, exhaust and emissions systems, liquid filtration systems, and replacement filters. The Engine Products segment sells to original equipment manufacturers (OEMs) in the construction, mining, agriculture, aerospace, defense, and truck markets, and to OEM dealer networks, independent distributors, private label accounts, and large equipment fleets. Products in the Industrial Products segment consist of dust, fume, and mist collectors, compressed air purification systems, air filtration systems for gas turbines, PTFE membrane-based products, and specialized air filtration systems for applications including computer disk drives. The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines, and OEMs and end-users requiring clean air.

          The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report.

Overview

          The Company reported diluted net earnings per share of $0.90 for the first quarter of Fiscal 2012, up from $0.68 in the first quarter of the prior year. Net earnings for the quarter were $68.6 million, compared to $53.1 million in the first quarter of the prior year. The Company reported sales in the first quarter of Fiscal 2012 of $608.3 million, an increase of 13.3 percent from $536.9 million in the first quarter of the prior year. The impact of foreign currency translation increased reported sales by 2.5 percent in the quarter compared to the prior year quarter.

          Sales in the Company’s Engine Products segment increased as new equipment build rates at its Off-Road and On-Road OEM Customers remained strong. The Company’s higher sales levels, particularly in the Engine Products segment, combined with its ongoing Continuous Improvement initiatives, resulted in an operating margin performance of 14.8 percent for the first quarter. Within the Company’s Industrial Products’ segment, the demand for their Torit® dust collectors remained strong. Overall, sales in the Company’s Engine and Industrial Products’ segments increased 18.0 percent and 5.6 percent, respectively.

          There were no pre-tax restructuring charges for the quarter ended October 31, 2011, as compared to $0.8 million of pre-tax restructuring and asset impairment charges included in the above results for the quarter ended October 31, 2010. The Company has incurred total restructuring costs of $28.7 million since commencing its restructuring activities in Fiscal 2009. The Company’s restructuring activities were completed in Fiscal 2011.

Results of Operations

          Sales in the U.S. increased $34.1 million or 15.2 percent compared to the first quarter of the prior year. Total international sales increased $37.3 million or 11.9 percent in the first quarter compared to the first quarter of the prior year. Sales in Europe increased $20.7 million or 14.1 percent, sales in Asia increased $12.4 million or 9.7 percent, and other international sales increased $4.2 million or 11.1 percent for the first quarter of Fiscal 2012 as compared to the first quarter of the prior year period. Translated at constant exchange rates, total international sales increased 7.6 percent from the same period in the prior year.

          The impact of foreign currency translation during the first quarter of Fiscal 2012 increased net sales by $13.4 million, or 2.5 percent from the prior year first quarter. Worldwide sales for the first quarter of Fiscal 2012, excluding the impact of foreign currency translation, increased 10.8 percent from the first quarter of the prior year. The impact of foreign currency translation increased net earnings by $1.3 million, or 2.5 percent for the three month period ended October 31, 2011.

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

          Following is a reconciliation to the most comparable U.S. GAAP financial measure of these non-U.S. GAAP financial measures (thousands of dollars):

	Three Months Ended October 31,
	2011	2010
Net sales, excluding foreign currency translation	$594,875	$540,636
Foreign currency translation	13,420	(3,727)
Net sales	$608,295	$536,909

Net earnings, excluding foreign currency translation	$67,222	$53,015
Foreign currency translation	1,331	119
Net earnings	$68,553	$53,134

          Gross margin for the first quarter of Fiscal 2012 was 35.3 percent, compared to prior year margin of 35.0 percent. The improved gross margin was the result of the ongoing Continuous Improvement initiatives and selective price increases, which were partially offset by increased purchased raw material costs and a less favorable sales mix. The prior year quarter included less than $0.1 million of restructuring charges, versus none in the current year.

          Purchased raw materials generally represent approximately 60 to 65 percent of the Company’s cost of sales. Of that amount, steel, including fabricated parts, represents approximately 25 percent. Filter media represents approximately 20 percent and the remainder is primarily made up of petroleum based products and other components. The cost the Company paid for steel during the three months ended October 31, 2011 varied by grade but in aggregate it was up over 10 percent in the United States compared to the previous year quarter with a lesser impact at our other locations. The Company’s cost of filter media also varies by type but it increased approximately 3 to 6 percent in aggregate from the prior year quarter and petroleum based products were generally flat over the prior year quarter. Currently, the market prices for steel and filter media are showing some moderation while petroleum based products have not shown any significant changes. The Company enters into selective supply arrangements with certain of our steel suppliers that allow us to reduce volatility in our costs. The Company currently has steel purchase arrangements in the United States with durations ranging from one month to five months. Approximately 70 percent of our future United States purchases are subject to three to five month arrangements. The Company believes these arrangements will help keep steel prices fairly stable at current levels through April 2012. The Company does strive to recover all material cost increases through selective price increase to its Customers and the Company’s Continuous Improvement Initiatives, which include material substitution, process improvement, and product redesigns.

          Operating expenses were $124.6 million for the quarter, up 9.7 percent from $113.6 million in the prior year period. As a percent of sales, operating expenses for the first quarter were 20.5 percent of sales, down from 21.2 percent of sales during the prior year quarter. The first quarter operating expenses included no restructuring costs in fiscal 2012 compared to $0.7 million in Fiscal 2011. The prior year first quarter included an expense of $1.5 million, net of supplier recoveries, due to a specific Retrofit Emissions Products warranty matter.

          Other income for the first quarter of Fiscal 2012 totaled $4.9 million, compared to $1.1 million in the first quarter of the prior year. Other income for the first quarter consisted of royalty income of $2.5 million, income from unconsolidated affiliates of $1.3 million, foreign exchange gains of $0.8 million, and interest income of $0.8 million, partially offset by other miscellaneous net expense of $0.5 million. For the quarter, interest expense was $3.2 million, down from $3.7 million in the first quarter of the prior year.

          The effective tax rate for the quarter was 25.5 percent, compared to 26.2 percent for the prior year first quarter. Both the current and prior year’s quarter included tax benefits primarily due to favorable settlements of tax audits of $4.3 million and $2.7 million, respectively. Without consideration of discrete items, the estimated annual effective tax rate of 30.2 percent was comparable to the 29.9 percent in the prior year.

Operations by Segment

          Following is financial information for the Company’s Engine Products and Industrial Products segments. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, and interest income and expense. Segment detail is summarized as follows (thousands of dollars):

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company
Three Months Ended October 31, 2011:
Net sales	$393,725	$214,570	$—	$608,295
Earnings before income taxes	59,878	34,299	(2,160)	92,017
Assets	882,967	521,984	341,220	1,746,171

Three Months Ended October 31, 2010:
Net sales	$333,769	$203,140	$—	$536,909
Earnings before income taxes	48,451	30,035	(6,529)	71,957
Assets	750,951	461,321	378,214	1,590,486

          Following are net sales by product category within the Engine Products and Industrial Products segments (thousands of dollars):

	Three Months Ended October 31,
	2011	2010
Engine Products segment:
Off-Road Products	$94,108	$72,646
Aerospace and Defense Products	25,458	26,854
On-Road Products	42,625	29,055
Aftermarket Products*	226,897	201,867
Retrofit Emissions Products	4,637	3,347
Total Engine Products segment	393,725	333,769

Industrial Products segment:
Industrial Filtration Solutions Products	133,399	119,353
Gas Turbine Products	35,581	35,505
Special Applications Products	45,590	48,282
Total Industrial Products segment	214,570	203,140

Total Company	$608,295	$536,909

*	Includes replacement part sales to the Company’s OEM Engine Products Customers.

Engine Products Segment For the first quarter of Fiscal 2012, worldwide Engine Products sales were $393.7 million, an increase of 18.0 percent from $333.8 million in the first quarter of the prior year. Sales in the U.S. increased by 15.9 percent compared to the same period in the prior year and international sales increased by 19.9 percent as discussed below. The impact of foreign currency translation during the first quarter of Fiscal 2012 increased sales by $7.9 million, or 2.4 percent. Earnings before income taxes as a percentage of sales of 15.2 percent increased from 14.5 percent in the prior year period. There were no restructuring expenses for the Engine Products segment for the first quarter of Fiscal 2012 or Fiscal 2011. The earnings improvement for the current fiscal quarter was driven by better absorption of fixed costs due to improved volumes, the Company’s ongoing Continuous Improvement initiatives, a decrease in warranty expense, and selective price increases, partially offset by increased commodity costs and a less favorable sales mix.

          Worldwide sales of Off-Road Products in the current quarter were $94.1 million, an increase of 29.5 percent from $72.6 million in the first quarter of the prior year. U.S. sales of Off-Road Products increased 24.2 percent. International sales were up 33.4 percent from the first quarter of the prior year with increases in Europe and Asia of 34.0 percent and 28.6 percent, respectively. For the three months ended October 31, 2011, the sales increases were driven by higher demand for agriculture, construction, and mining equipment due to continued strong global commodity prices and improved sales of heavy construction equipment, which was due to increased global infrastructure spending, especially in the developing economies. Off-Road Products sales in the U.S. also benefited from market share gains on new platforms that began production during calendar year 2011. These increases were slightly offset by the U.S. residential and non-residential construction markets, which showed continued weakness.

          Worldwide sales of Aerospace and Defense Products were $25.5 million, a decrease of 5.2 percent from $26.9 million in the first quarter of the prior year. Sales in the United States decreased 8.1 percent over the prior year as a result of slowdowns in U.S. military activity. Internationally, sales of Aerospace and Defense Products increased 5.5 percent over the prior year, which were driven mainly by foreign currency translation gains.

          Worldwide sales of On-Road Products in the current quarter were $42.6 million, an increase of 46.7 percent from $29.1 million in the first quarter of the prior year. International On-Road Products sales increased by 30.9 percent, driven by increased sales in Asia and Europe of 29.9 percent and 15.1 percent, respectively. Sales increased in the U.S. by 60.3 percent over the prior year quarter. The sales increases were a result of an increase in Customer truck build rates, higher content per truck, and a slightly higher market share. In general, the industry is experiencing higher truck build rates. According to published industry data, class 8 build rates increased 72.6 percent and medium duty truck build rates increased 40.8 percent over the prior year quarter.

          Worldwide sales of Aftermarket Products in the first quarter were $226.9 million, an increase of 12.4 percent from $201.9 million in the first quarter of the prior year. U.S. Aftermarket Products sales increased 10.2 percent. International sales were up 14.2 percent from the prior year quarter, primarily a result of increased sales in Europe of 16.1 percent and Asia of 11.0 percent. The sales increases in the U.S. and internationally were attributable to improved On-Road and Off-Road equipment utilization rates from a year ago, the Company’s increased distribution and market share growth, and the continued increase in the percentage of equipment in the field that uses the Company’s proprietary filtration systems.

          Sales of Retrofit Emissions Products in the first quarter were $4.6 million, an increase of 38.6 percent from $3.3 million in the first quarter of the prior year. The Company’s Retrofit Emissions Products sales are solely in the U.S. The primary driver of the increase over the prior year quarter was due to the anticipation of regulatory deadlines in certain states.

Industrial Products Segment For the current quarter, worldwide sales in the Industrial Products segment were $214.6 million, an increase of 5.6 percent from $203.1 million in the first quarter of the prior year. First quarter international Industrial Products sales were up 2.1 percent compared to the same period in the prior year, while sales in the U.S. increased by 13.3 percent. The impact of foreign currency translation during the first quarter increased sales by $5.5 million, or 2.7 percent. Earnings before income taxes as a percentage of sales for the first quarter of Fiscal 2012 of 16.0 percent increased from 14.8 percent in the prior year period. The earnings increase for the first quarter was driven by increased leverage of fixed operating costs, and better plant utilization. There were no restructuring expenses for the current quarter, compared to $0.8 million in the prior year period.

          Worldwide sales of Industrial Filtration Solutions Products in the current quarter were $133.4 million, an increase of 11.8 percent from $119.4 million in the prior year. International sales increased 7.9 percent from the prior year period, with Asia sales increasing 14.3 percent and Europe sales increasing 10.3 percent, partially offset by decreases in South Africa and Mexico. Sales in the U.S. increased 19.7 percent from the prior year quarter. The increased sales were due to increased manufacturing activity, higher investment in capital equipment by manufacturers, and the continued strengthening of replacement filter sales due to increased utilization of existing equipment. North American general industrial activity remained strong. Externally published machine tool consumption in the United States during the first quarter of Fiscal 2012 as compared to last year increased 77 percent.

          Worldwide sales of the Company’s Gas Turbine Products in the first quarter were $35.6 million, even with sales of $35.5 million in the prior year quarter. Gas Turbine Products sales are typically large systems and, as a result, the Company’s shipments and revenues fluctuate from period to period. Slightly higher shipments of large air filtration systems were offset by a decline in aftermarket sales for replacement filters in the quarter.

          Worldwide sales of Special Application Products were $45.6 million in the first quarter of Fiscal 2012, a decrease of 5.6 percent from $48.3 million in the prior year quarter. International sales decreased by 7.7 percent from the prior year period. Sales increased in the United States by 9.1 percent. The international sales decrease was due to a decrease in the Company’s hard disk drive filter sales as a result of the flooding in Thailand. The Company’s hard disk drive facility in Thailand is located outside of the flood plain and has not been flooded. However, production at the Company’s hard disk drive facilities in Thailand and China has been reduced in response to a slowdown in demand from the Company’s hard disk drive Customers due to shortages of other critical drive components in their supply chains. The reduced Customer demand is expected to continue for the next several months as our Customers and their supply chains recover from the impact of the flooding. These sales decreases were slightly offset by increased sales in some of the Company’s product lines serving the membrane, imaging, and venting end markets.

Liquidity and Capital Resources

          During the current fiscal quarter, $57.7 million of cash was generated from operating activities, compared with $62.8 million in the first three months of the prior year. The prior year operating cash flows had significant increases in accounts payable due to heavy purchasing volumes at that time whereas the current year saw a decrease in accounts payable as the purchasing has stabilized to more normal levels.

          The Company’s inventory balance was $274.2 million as of October 31, 2011 as compared to $271.5 million as of July 31, 2011. Excluding the impact of foreign exchange fluctuations, inventories increased $11.1 million. This increase was a result of our expansion of distribution capabilities in developing regions as well as gas turbine projects that are being constructed but are not yet ready for shipment, resulting in temporary increases in our inventory balances in local currencies.

          In the first three months of Fiscal 2012, operating cash flows, cash on hand, and a $78.9 million increase in short-term borrowings were used to repurchase 1,375,513 million shares of the Company’s common stock for $73.6 million, $18.5 million in capital additions, and the payment of $11.2 million in dividends. For additional information regarding share repurchases see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

          At the end of the first quarter, the Company held $302.2 million in cash and cash equivalents, up from $273.5 million at July 31, 2011. Short-term debt totaled $92.1 million, up from $13.1 million at July 31, 2011. The amount of unused lines of credit as of October 31, 2011 was approximately $483.6 million. Long-term debt of $204.9 million at quarter end decreased from $205.7 million at July 31, 2011. Long-term debt represented 18.7 percent of total long-term capital, defined as long-term debt plus total shareholders’ equity, compared to 18.0 percent at July 31, 2011.

          The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. For the three months ended October 31, 2011, the Company made contributions of $0.9 million to its non-U.S. pension plans and $0.1 million to its U.S. pension plans. The Company is currently evaluating whether or not an additional U.S. pension contribution will be made in fiscal 2012. The Company currently estimates that it will contribute approximately an additional $12.0 million to its non-U.S. pension plans during the remainder of Fiscal 2012.

          The following table summarizes the Company’s contractual obligations as of October 31, 2011 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$246,452	$45,348	$101,104	$—	$100,000
Capital lease obligations	642	340	300	2	—
Interest on long-term debt obligations	48,593	11,927	19,541	10,960	6,165
Operating lease obligations	26,139	10,859	11,921	2,672	687
Purchase obligations (1)	262,460	252,933	9,348	179	—
Pension and deferred compensation (2)	78,573	5,064	10,550	10,410	52,549
Total (3)	$662,859	$326,471	$152,764	$24,223	$159,401

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

(3)

In addition to the above contractual obligations, the Company may be obligated for additional cash outflows of $18.1 million of potential tax obligations, including accrued interest and penalties. The payment and timing of any such payments is affected by the ultimate resolution of the tax years that are under audit or remain subject to examination by the relevant taxing authorities.

          At October 31, 2011, the Company had a contingent liability for standby letters of credit totaling $11.4 million that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of insurance contract terms or other commercial contract terms as detailed in each letter of credit. At October 31, 2011, there were no amounts drawn upon these letters of credit.

          The Company has approximately $483.6 million of unused lines of credit as of October 31, 2011. Of these, the most significant is a five-year, multi-currency revolving facility with a group of banks under which the Company may borrow up to $250 million. This facility expires on April 2, 2013. As of October 31, 2011, there was $85.0 million of borrowings under this facility. The multi-currency revolving facility contains debt covenants specifically related to maintaining a certain interest coverage ratio and a certain leverage ratio as well as other covenants that under certain circumstances can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, create liens, and sell assets. As of October 31, 2011, the Company was in compliance with all such covenants.

          Certain note agreements contain debt covenants related to limitations on indebtedness and interest expense. As of October 31, 2011, the Company was in compliance with all such covenants. The Company expects to remain in compliance with these covenants.

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

          The Company does not have any off-balance sheet arrangements, with the exception of the guarantee of 50 percent of certain debt of its joint venture, Advanced Filtration Systems Inc., as further discussed in Note H of the Company’s Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies

          There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2011.

Outlook

•

The Company is forecasting its total Fiscal 2012 sales to be between $2.45 and $2.60 billion, or up about 7 to 15 percent from the prior year. The Company’s current forecast is based on forecasted rates for the Euro at US$1.39 and 78 Yen to the US$, which in aggregate, is slightly less favorable than its original guidance issued August 29, 2011.

•

The Company is forecasting its full year operating margin to be 13.7 to 14.5 percent. Annual stock option expense is estimated to be between $7.0 and $9.0 million with approximately 50% of that incurred in the second quarter.

•	The full year Fiscal 2012 tax rate is projected to be between 27 and 30 percent.

•	The full year Fiscal 2012 earnings per share is expected to be between $3.25 and $3.50.

•	The Company projects that cash generated by operating activities will be between $260 and $290 million. Capital spending is estimated to be approximately $100 million.

Engine Products Segment – The Company is forecasting full year Engine Product sales to increase 8 to 15 percent, including the impact of foreign currency translation.

•

The Company anticipates sales to its On-Road and Off-Road OEM Customers to grow at a moderate rate in Fiscal 2012. The Company also expects to continue to benefit from increased market share on its Customers’ new Tier IV equipment platforms.

•

Aftermarket Products’ sales are expected to remain strong based on current utilization rates for both off-road equipment and on-road heavy trucks. The Company also expects to benefit as it continues to expand in the emerging economies and from the increasing number of systems installed in the field with the Company’s proprietary filtration systems, such as PowerCore®.

•

The Company expects Aerospace and Defense Products sales to be consistent with the prior year as the continued slowdown in military spending is anticipated to be offset by increased commercial aerospace sales.

Industrial Products Segment – The Company forecasts full year Industrial Product sales to increase 7 to 15 percent, including the impact of foreign currency translation.

•	Industrial Filtration Solutions’ sales are projected to increase 7 to 14 percent with continuing improvement in general manufacturing activity.

•

The Company anticipates that its Gas Turbine Products’ sales will be up 18 to 25 percent due to the recent strengthening in the large turbine power generation market and ongoing strength in the oil and gas market segment.

•	Special Applications Products’ sales are projected to decrease 1 to 7 percent as the recent flood in Thailand is expected to temporarily reduce demand for hard disk drive filters.

SAFE HARBOR STATEMENT UNDER THE SECURITIES REFORM ACT OF 1995

          The Company, through its management, may make forward-looking statements reflecting the Company’s current views with respect to future events and financial performance. These forward-looking statements, which may be included in reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended July 31, 2011, which could cause actual results to differ materially from historical results or those anticipated. The words or phrases “will likely result,” “are expected to,” “will continue,” “estimate,” “project,” “believe,” “expect,” “anticipate,” “forecast” and similar expressions are intended to identify forward-looking statements within the meaning of Section 21e of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995 (PSLRA). In particular, the Company desires to take advantage of the protections of the PSLRA in connection with the forward-looking statements made in this Quarterly Report on Form 10-Q, including those contained in the “Outlook” section of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

          Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. In addition, the Company wishes to advise readers that the factors listed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended July 31, 2011, as well as other factors, could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed. These factors include, but are not limited to, risks associated with: world economic factors and the ongoing economic uncertainty, the reduced demand for hard disk drive products with the increased use of flash memory, the potential for some Customers to increase their reliance on their own filtration capabilities, currency fluctuations, commodity prices, political factors, the Company’s international operations, highly competitive markets, environmental laws and regulation, including the impact of the various economic stimulus and financial reform measures, the implementation of our new information technology systems, potential global events resulting in market instability including financial bailouts of sovereign nations, political changes, military and terrorist activities, health outbreaks, natural disasters, such as the recent floods in Thailand, and other factors included in Item 1A of the Company’s Annual Report on Form 10-K for the year ended July 31, 2011. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

          There have been no material changes in the reported market risk of the Company since July 31, 2011. See further discussion of these market risks in the Company’s Annual Report on Form 10-K for the year ended July 31, 2011.

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

(b)

Changes in Internal Control over Financial Reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with such evaluation during the fiscal quarter ended October 31, 2011, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

          The Company has reached a preliminary agreement to settle the class action lawsuits filed in 2008 alleging that 12 filter manufacturers, including the Company, engaged in a conspiracy to fix prices, rig bids, and allocate U.S. Customers for aftermarket automotive filters. The U.S. cases have been consolidated into a single multi-district litigation in the Northern District of Illinois. The Company denies any liability and has vigorously defended the claims raised in these lawsuits. The settlement will fully resolve all claims brought against the Company in the lawsuits and the Company does not admit any liability or wrongdoing. The settlement, which has been accrued for by the Company, is still subject to Court approval and will not have a material impact on the Company’s financial position, results of operations or liquidity.

          The Company has reached a preliminary agreement with the Air Resources Board for the State of California (“ARB”) to settle regulatory claims brought by ARB in connection with the sales of its Diesel Multi-Stage Filter System (“DMF”) for an immaterial amount. On May 19, 2010, ARB revoked its verification of the Company’s DMF for use with on-road diesel engines, for which verification was originally issued on December 16, 2005. The Company denies that any sales were made in California without ARB verification. The Company is not currently selling any DMF product.

Item 1A.	Risk Factors

          There are inherent risks and uncertainties associated with our global operations that involve the manufacturing and sale of products for highly demanding Customer applications throughout the world. These risks and uncertainties could adversely affect our operating performances or financial condition. The “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended July 31, 2011, includes a discussion of these risks and uncertainties.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

          Repurchases of Equity Securities

          The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended October 31, 2011.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
August 1 - August 31, 2011	825,652	$52.80	825,652	4,204,940
September 1 - September 30, 2011	123,600	$54.84	123,600	4,081,340
October 1 - October 31, 2011	435,697	$54.50	426,261	3,655,079
Total	1,384,949	$53.52	1,375,513	3,655,079

(1)

On March 26, 2010, the Company announced that the Board of Directors authorized the repurchase of up to 8.0 million common shares of common stock. This repurchase authorization, which is effective until terminated by the Board of Directors, replaced the existing authority that was authorized on March 31, 2006. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the quarter ended October 31, 2011. However, the “Total Number of Shares Purchased” column of the table above included 9,436 previously owned shares tendered by option holders in payment of the exercise price of options during the quarter. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of exercising stock options or payment of equity-based awards.

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

31-B – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 – Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 – The following information from the Donaldson Company, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2011 as filed with the Securities and Exchange Commission, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

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

DONALDSON COMPANY, INC.
(Registrant)

Date: December 7, 2011	By:	/s/ William M. Cook
William M. Cook
Chairman, President and
Chief Executive Officer
(duly authorized officer)

Date: December 7, 2011	By:	/s/ James F. Shaw
James F. Shaw
Vice President,
Chief Financial Officer
(principal financial and accounting officer)