Form 10-Q
period 2012-01-31
DONALDSON CO INC
filed 2012-03-01
CIK 29644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2012 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.

Commission File Number 1-7891

DONALDSON COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 West 94th Street
Minneapolis, Minnesota 55431

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  (952) 887-3131

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $5 Par Value – 74,463,429 shares as of January 31, 2012.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
Net sales	$580,883	$537,105	$1,189,178	$1,074,014
Cost of sales	380,066	347,562	773,427	696,381
Gross margin	200,817	189,543	415,751	377,633
Operating expenses	126,049	122,102	250,656	235,689
Operating income, net	74,768	67,441	165,095	141,944
Interest expense	2,899	2,936	6,069	6,589
Other income, net	(4,550)	(3,502)	(9,410)	(4,609)
Earnings before income taxes	76,419	68,007	168,436	139,964
Income taxes	22,598	23,428	46,062	42,251
Net earnings	$53,821	$44,579	$122,374	$97,713

Weighted average shares - basic	75,052,805	77,580,064	75,154,873	77,375,086
Weighted average shares - diluted	76,412,785	78,977,509	76,480,673	78,766,895
Net earnings per share - basic	$0.72	$0.57	$1.63	$1.26
Net earnings per share - diluted	$0.70	$0.56	$1.60	$1.24
Dividends paid per share	$0.150	$0.130	$0.300	$0.255

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share amounts)
(Unaudited)

	January 31, 2012	July 31, 2011
Assets
Current assets
Cash and cash equivalents	$180,930	$273,494
Short-term investments	91,385	—
Accounts receivable, less allowance of $6,671 and $6,908	408,462	445,700
Inventories	270,212	271,476
Prepaids and other current assets	78,697	75,912
Total current assets	$1,029,686	$1,066,582
Property, plant and equipment, at cost	944,494	945,874
Less accumulated depreciation	(561,537)	(554,372)
Property, plant and equipment, net	382,957	391,502
Goodwill	165,745	171,741
Intangible assets, net	49,543	53,496
Other assets	53,458	42,772
Total assets	$1,681,389	$1,726,093

Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings	$92,728	$13,129
Current maturities of long-term debt	2,356	47,871
Trade accounts payable	190,076	215,918
Other current liabilities	176,030	219,326
Total current liabilities	461,190	496,244
Long-term debt	205,217	205,748
Deferred income taxes	8,000	11,196
Other long-term liabilities	91,569	78,194
Total liabilities	765,976	791,382
Shareholders’ equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized,88,643,194 shares issued	443,216	443,216
Retained earnings	1,027,986	925,542
Stock compensation plans	23,966	24,736
Accumulated other comprehensive income (loss)	(27,988)	40,027
Treasury stock at cost, 14,089,307 and 13,245,864 shares at January 31, 2012 and July 31, 2011, respectively	(551,767)	(498,810)
Total shareholders’ equity	915,413	934,711
Total liabilities and shareholders’ equity	$1,681,389	$1,726,093

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)
(Unaudited)

	Six Months Ended January 31,
	2012	2011
Operating Activities
Net earnings	$122,374	$97,713
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	30,896	30,478
Changes in operating assets and liabilities	(43,485)	(19,947)
Tax benefit of equity plans	(7,576)	(7,445)
Stock compensation plan expense	6,440	6,089
Deferred taxes	(4,904)	5,784
Other, net	(1,547)	(19,612)
Net cash provided by operating activities	102,198	93,060

Investing Activities
Net expenditures on property and equipment	(36,349)	(24,051)
Purchase of short-term investments	(93,455)	(66,494)
Acquisitions and divestitures	—	3,613
Net cash used in investing activities	(129,804)	(86,932)

Financing Activities
Purchase of treasury stock	(73,558)	(6,491)
Proceeds from settlement of interest rate swap	—	4,710
Repayments of long-term debt	(45,917)	(5,294)
Change in short-term borrowings	79,369	(20,670)
Dividends paid	(22,342)	(19,542)
Tax benefit of equity plans	7,576	7,445
Exercise of stock options	9,791	12,113
Net cash used in financing activities	(45,081)	(27,729)
Effect of exchange rate changes on cash	(19,877)	9,236
Decrease in cash and cash equivalents	(92,564)	(12,365)
Cash and cash equivalents, beginning of year	273,494	232,000
Cash and cash equivalents, end of period	$180,930	$219,635

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and six month periods ended January 31, 2012 are not necessarily indicative of the results that may be expected for future periods. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2011.

Note B – Short-Term Investments

Classification of the Company’s investments as current or non-current is dependent upon management’s intended holding period, the investment’s maturity date and liquidity considerations based on market conditions. If management intends to hold the investments for longer than one year as of the balance sheet date, they are classified as non-current.

All short-term investments are certificates of deposit and have original maturities in excess of three months but not more than twelve months. There were no short-term investments as of July 31, 2011.

Note C – Inventories

The components of inventory as of January 31, 2012 and July 31, 2011 are as follows (thousands of dollars):

	January 31, 2012	July 31, 2011
Materials	$112,153	$110,466
Work in process	34,524	33,917
Finished products	123,535	127,093
Total inventories	$270,212	$271,476

As of January 31, 2012 and July 31, 2011, the Company had obsolete inventory reserves of $13.7 million and $14.5 million, respectively.

Note D – Accounting for Stock-Based Compensation

Stock-based employee compensation cost is recognized using the fair-value based method for all awards. The Company determined the fair value of its option awards using the Black-Scholes option pricing model. The following assumptions were used to value the options, including reload options which generally have a shorter contractual life, granted during the six months ended January 31, 2012: range of 1 year to 8 years expected life; expected volatility range of 25.8 percent to 31.9 percent; risk-free interest rate range of 0.10 percent to 1.80 percent; and annual dividend yield of 1.0 percent. The expected life selected for options granted during the period represents the period of time that the options are expected to be outstanding based on the contractual life and historical data of option holder exercise and termination behavior. Expected volatilities are based upon historical volatility of the Company’s stock over a period at least equal to the expected life of each option grant. Option grants are priced at the fair market value of the Company’s stock on the date of grant. The weighted average fair value for options granted during the six months ended January 31, 2012 and 2011 was $18.86 per share and $17.26 per share, respectively. For the three and six months ended January 31, 2012, the Company recorded pretax compensation expense associated with stock options of $4.3 million and $5.1 million, respectively, and recorded $1.6 million and $1.9 million of related tax benefit. For the three and six months ended January 31, 2011, the Company recorded pretax compensation expense associated with stock options of $4.0 million and $4.8 million, respectively, and recorded $1.5 million and $1.8 million of related tax benefit.

The following table summarizes stock option activity during the six months ended January 31, 2012:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at July 31, 2011	4,193,997	$35.44
Granted	530,164	69.48
Exercised	(525,497)	22.36
Canceled	(8,078)	50.40
Outstanding at January 31, 2012	4,190,586	41.36

The total intrinsic value of options exercised during the six months ended January 31, 2012 and 2011 was $22.3 million and $24.9 million, respectively.

The following table summarizes information concerning outstanding and exercisable options as of January 31, 2012:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$17 to $25	274,150	0.86	$17.84	274,150	$17.84
$25 to $33	1,288,309	2.73	30.65	1,288,309	30.65
$33 to $41	807,027	5.68	35.53	801,294	35.54
$41 to $49	797,904	7.11	43.55	711,208	43.70
$49 and above	1,023,196	9.17	64.04	204,501	59.46
	4,190,586	5.58	41.36	3,279,462	35.40

At January 31, 2012, the aggregate intrinsic value of options outstanding and exercisable was $126.8 million and $118.7 million, respectively.

As of January 31, 2012, there was $10.9 million of total unrecognized compensation cost related to non-vested stock options granted under the 2001 and 2010 Master Stock Incentive Plans. This unvested cost is expected to be recognized during the remainder of Fiscal Years 2012, 2013, 2014, and 2015.

Note E – Net Earnings Per Share

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common equivalent shares relating to stock options and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods. For the three and six months ended January 31, 2012, there were 522,186 options and 526,915 options excluded from the diluted net earnings per share calculation, respectively. For the three and six months ended January 31, 2011, there were 495,533 options and 505,396 options excluded from the diluted net earnings per share calculation, respectively.

The following table presents information necessary to calculate basic and diluted net earnings per common share (thousands, except per share amounts):

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
Weighted average shares - basic	75,053	77,580	75,155	77,375
Common share equivalents	1,360	1,398	1,326	1,392
Weighted average shares - diluted	76,413	78,978	76,481	78,767
Net earnings for basic and diluted earnings per share computation	$53,821	$44,579	$122,374	$97,713
Net earnings per share - basic	$0.72	$0.57	$1.63	$1.26
Net earnings per share - diluted	$0.70	$0.56	$1.60	$1.24

Note F – Shareholders’ Equity

The Company reports accumulated other comprehensive income (loss) as a separate item in the shareholders’ equity section of the balance sheet.

Total comprehensive income and its components are as follows (thousands of dollars):

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
Net earnings	$53,821	$44,579	$122,374	$97,713
Foreign currency translation gain (loss)	(29,143)	(3,670)	(63,081)	32,102
Currency realization upon sale of business	—	(101)	—	(101)
Net gain on hedging derivatives, net of deferred taxes	9	389	427	134
Pension and postretirement liability adjustment, net of deferred taxes	9,888	1,444	(5,361)	1,303
Total comprehensive income	$34,575	$42,641	$54,359	$131,151

Total accumulated other comprehensive income (loss) and its components at January 31, 2012 and July 31, 2011 are as follows (thousands of dollars):

	January 31, 2012	July 31, 2011
Foreign currency translation adjustment	$68,618	$131,699
Net loss on hedging derivatives, net of deferred taxes	807	380
Pension and postretirement liability, net of deferred taxes	(97,413)	(92,052)
Total accumulated other comprehensive income (loss)	$(27,988)	$40,027

The Company’s Board of Directors authorized the repurchase of 8.0 million shares of common stock on March 26, 2010. During the three months ended January 31, 2012 the Company did not repurchase any shares. During the six months ended January 31, 2012 the Company repurchased 1,375,513 shares for $73.6 million at an average price of $53.48 per share. As of January 31, 2012, the Company had remaining authorization to repurchase up to 3.7 million shares pursuant to the current authorization.

At the Company’s Annual Meeting of Stockholders on November 18, 2011, the shareholders approved an increase in the number of authorized shares of common stock, par value $5.00, from 120,000,000 to 240,000,000 and the total number of shares of stock which the Company has the authority to issue from 121,000,000 to 241,000,000.

On January 27, 2012, the Company’s Board of Directors declared a cash dividend in the amount of $0.16 per common share, payable to stockholders of record on February 17, 2012. The dividend will be paid on March 9, 2012. On the same date, the Company announced that its Board of Directors also declared a two-for-one stock split effected in the form of a 100 percent stock dividend. The stock split will be distributed March 23, 2012, to stockholders of record as of March 2, 2012. Earnings and dividends declared per share and weighted average shares outstanding are presented in this Form 10-Q before the effect of the 100 percent stock dividend.

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

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company
Three Months Ended January 31, 2012:
Net sales	$370,834	$210,049	$—	$580,883
Earnings before income taxes	48,418	30,597	(2,596)	76,419

Three Months Ended January 31, 2011:
Net sales	$331,122	$205,983	$—	$537,105
Earnings before income taxes	44,203	29,127	(5,323)	68,007

Six Months Ended January 31, 2012:
Net sales	$764,559	$424,619	$—	$1,189,178
Earnings before income taxes	108,296	64,896	(4,756)	168,436
Assets	861,191	506,618	313,580	1,681,389

Six Months Ended January 31, 2011:
Net sales	$664,891	$409,123	$—	$1,074,014
Earnings before income taxes	92,654	59,162	(11,852)	139,964
Assets	779,080	482,014	334,013	1,595,107

The above table includes $0.7 million of restructuring expenses in the Industrial Products segment for the six months ended January 31, 2011.

There were no Customers over 10 percent of net sales for the three or six months ended January 31, 2012 and 2011. There was one Customer over 10 percent of gross accounts receivable as of January 31, 2012 and 2011.

Note H – Goodwill and Other Intangible Assets

Goodwill is assessed for impairment between annual assessments whenever events or circumstances make it more likely than not that an impairment may have occurred. The Company’s most recent annual impairment assessment for goodwill was completed during the third quarter of Fiscal 2011. The results of this assessment showed that the fair values of the reporting units to which goodwill is assigned continue to exceed the book values of the respective reporting units, resulting in no goodwill impairment. Following is a reconciliation of goodwill for the six months ended January 31, 2012 (thousands of dollars):

	Engine Products	Industrial Products	Total Goodwill
Balance as of July 31, 2011	$72,966	$98,775	$171,741
Foreign exchange translation	(788)	(5,208)	(5,996)
Balance as of January 31, 2012	$72,178	$93,567	$165,745

As of January 31, 2012, other intangible assets were $49.5 million, a $4.0 million decrease from the balance of $53.5 million at July 31, 2011. The decrease in other intangible assets is due to amortization of existing assets of $3.0 million and a $1.0 million decrease due to foreign exchange translation. There were no intangible asset additions during the six months ended January 31, 2012.

Note I – Guarantees

The Company and Caterpillar Inc. equally own the shares of Advanced Filtration Systems Inc. (AFSI), an unconsolidated joint venture, and guarantee certain debt of the joint venture. As of January 31, 2012 the joint venture had $23.0 million of outstanding debt, of which the Company guarantees half. For the three and six months ended January 31, 2012, the Company recorded $0.1 million and $0.8 million of earnings for this equity method investment, respectively. The Company recorded $0.7 million and $0.9 million of earnings for this equity method investment during the three and six months ended January 31, 2011, respectively. During the three and six months ended January 31, 2012 and 2011, the Company also recorded royalty income of $1.5 million and $3.2 million, respectively, and $1.6 million and $3.3 million, respectively, related to AFSI.

At January 31, 2012, the Company had a contingent liability for standby letters of credit totaling $10.9 million that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of insurance contract terms or other commercial contract terms as detailed in each letter of credit. At January 31, 2012, there were no amounts drawn upon these letters of credit.

Note J – Warranty

The Company estimates warranty costs using quantitative measures based on historical warranty claim experience and evaluation of specific Customer warranty issues. Following is a reconciliation of warranty reserves for the six months ended January 31, 2012 and 2011 (thousands of dollars):

	January 31,
	2012	2011
Balance at beginning of year	$19,720	$15,707
Accruals for warranties issued during the reporting period	1,826	3,436
Adjustments related to pre - existing warranties (including changes in estimates)	(1,294)	2,367
Less settlements made during the period	(5,638)	(4,342)
Balance at end of period	$14,614	$17,168

The prior year increase in warranty accruals was primarily due to two specific warranty matters:  one in the Company’s Retrofit Emissions Products group for $2.5 million and one in the Company’s Off-Road Products group for $1.4 million.  These warranty accruals were partially offset by supplier recoveries of $1.0 million. These warranty matters are not expected to have a material impact on our results of operations, liquidity or financial position. The settlements made during the six months ended January 31, 2012 were primarily in relation to the two above mentioned matters.

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

Net periodic pension costs for the Company’s pension plans include the following components (thousands of dollars):

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
Net periodic cost:
Service cost	$3,862	$4,102	$7,760	$8,074
Interest cost	4,848	4,851	9,741	9,661
Expected return on assets	(7,005)	(6,856)	(14,058)	(13,696)
Transition amount amortization	54	55	111	109
Prior service cost amortization	127	112	255	228
Actuarial loss amortization	1,438	842	2,881	1,652
Net periodic benefit cost	$3,324	$3,106	$6,690	$6,028

The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. For the six months ended January 31, 2012, the Company made contributions of $6.6 million to its non-U.S. pension plans and $0.3 million to its U.S. pension plans. The Company does not currently have any minimum contribution requirements for its U.S. plans, but is planning to make an additional U.S. pension contribution of $15.0 million in Fiscal 2012. The Company currently estimates that it will contribute an additional $2.7 million to its non-U.S. pension plans during the remainder of Fiscal 2012.

Note L – Financial Instruments

The Company uses forward exchange contracts to manage its exposure to fluctuations in foreign exchange rates. The Company enters into forward exchange contracts of generally less than one year to hedge forecasted transactions between its subsidiaries and to reduce potential exposure related to fluctuations in foreign exchange rates for existing recognized assets and liabilities. It also utilizes forward exchange contracts for anticipated intercompany and third-party transactions such as purchases, sales, and dividend payments denominated in local currencies. Forward exchange contracts are designated as cash flow hedges as they are designed to hedge the variability of cash flows associated with the underlying existing recognized or anticipated transactions. Changes in the value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) in shareholders’ equity until earnings are affected by the variability of the underlying cash flows. At that time, the applicable amount of gain or loss from the derivative instrument that is deferred in shareholders’ equity is reclassified to earnings. Effectiveness is measured using spot rates to value both the hedge contract and the hedged item. The excluded forward points, as well as any ineffective portions of hedges, are recorded in earnings through the same line as the underlying transaction. During the first six months of Fiscal 2012, $0.5 million of losses were recorded due to hedge ineffectiveness.

These unrealized losses and gains are reclassified, as appropriate, when earnings are affected by the variability of the underlying cash flows during the term of the hedges. The Company expects to record $0.7 million of net deferred gains from these forward exchange contracts during the next 12 months.

The impact on accumulated other comprehensive income (loss) and earnings from foreign exchange contracts that qualified as cash flow hedges for the six months ended January 31, 2012 and 2011 was as follows (thousands of dollars):

	January 31,
	2012	2011
Net carrying amount at beginning of year	$241	$(660)
Cash flow hedges deferred in other comprehensive income	1,046	(1,078)
Cash flow hedges reclassified to income (effective portion)	(903)	1,312
Change in deferred taxes	314	(71)
Net carrying amount at January 31	$698	$(497)

Note M – Fair Values

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

The following summarizes the Company’s fair value of outstanding derivatives at January 31, 2012 and July 31, 2011, on the Consolidated Balance Sheets (thousands of dollars):

	January 31, 2012	July 31, 2011

Asset derivatives recorded under the caption Prepaids and other current assets
Foreign exchange contracts	$1,809	$945

Liability derivatives recorded under the caption Other current liabilities
Foreign exchange contracts	$1,023	$1,470

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

	Significant Other Observable Inputs (Level 2)*
	January 31, 2012	July 31, 2011
Forward exchange contracts - net asset (liability) position	$786	$(525)

________________

*	Inputs to the valuation methodology of level 2 assets include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

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

Note O – Income Taxes

The effective tax rate for the three months and six months ended January 31, 2012 was 29.6 percent and 27.3 percent, respectively. The effective tax rate for the three months and six months ended January 31, 2011 was 34.4 percent and 30.2 percent, respectively. The three months ended January 31, 2011, included a $4.0 million charge related to the reorganization of the Company’s subsidiary holdings to improve the its global business and legal entity structure, partially offset by $0.9 million in tax benefits primarily from the retroactive reinstatement of the Research and Experimentation Credit in the United States. Both the current year and prior year’s six month period include tax benefits due to favorable settlements of tax audits of $4.3 million and $2.7 million, respectively. Without consideration of discrete items, the estimated annual effective tax rate of 30.3 percent is higher than the prior year rate of 29.9 percent mainly due to the mix of earnings between tax jurisdictions.

The Company’s uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. The following tax years, in addition to the current year, remain subject to examination, at least for certain issues, by the major tax jurisdictions indicated:

Major Jurisdictions	Open Tax Years
Belgium	2010 through 2011
China	2001 through 2010
France	2009 through 2011
Germany	2009 through 2011
Italy	2003 through 2011
Japan	2009 through 2011
Mexico	2006 through 2010
Thailand	2005 through 2011
United Kingdom	2010 through 2011
United States	2008, 2011

At January 31, 2012, the total unrecognized tax benefits were $17.3 million, and accrued interest and penalties on these unrecognized tax benefits were $1.4 million. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. If the Company were to prevail on all unrecognized tax benefits recorded, substantially all of the unrecognized tax benefits would benefit the effective tax rate. With an average statute of limitations of about 5 years, up to $3.4 million of the unrecognized tax benefits could potentially reverse in the next 12 month period, unless extended by audit. It is possible that quicker than expected settlement of either current or future audits and disputes would cause additional reversals of previously recorded reserves in the next 12 month period. Currently, the Company has approximately $0.2 million of unrecognized tax benefits that are in dispute with various taxing authorities related to transfer pricing and deductibility of expenses. Quantification of an estimated range and timing of future audit settlements cannot be made at this time.

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

Restructuring expense detail for the three and six months ended January 31, 2012 and 2011 is summarized as follows (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
Cost of sales	$—	$—	$—	$20
Operating expenses	—	—	—	739
Total restructuring expenses	$—	$—	$—	$759

Note Q – New Accounting Standards

In December 2010, the Financial Accounting Standards Board (FASB) updated the accounting guidance relating to the annual goodwill impairment test. The updated guidance requires companies to perform the second step of the impairment test to measure the amount of impairment loss, if any, when it is more likely than not that goodwill impairment exists when the carrying amount of a reporting unit is zero or negative. In considering whether it is more likely than not that goodwill impairment exists, an entity shall evaluate whether there are adverse qualitative factors. The updated guidance was effective for the Company beginning in the first quarter of Fiscal 2012. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB updated the accounting guidance related to fair value measurements. The updated guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (IFRS). The updated guidance is effective for the Company beginning in the third quarter of Fiscal 2012. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB updated the disclosure requirements for comprehensive income. The updated guidance requires companies to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance is effective for the Company beginning in the third quarter of Fiscal 2012. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company’s consolidated financial statements.

Note R – Stock Split

On January 27, 2012, the Company announced that its Board of Directors declared a two-for-one stock split effected in the form of a 100 percent stock dividend. The stock split will be distributed March 23, 2012, to shareholders of record as of March 2, 2012. The financial statements and related notes including share and per share information are presented before the effect of this stock dividend. Following is a table that presents proforma earnings per share and weighted average shares outstanding as if the stock split had occurred as of January 31, 2012.

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
Proforma weighted average shares - basic	150,106	155,160	150,310	154,750
Proforma weighted average shares - diluted	152,826	157,956	152,962	157,534
Net earnings as reported	$53,821	$44,579	$122,374	$97,713
Proforma net earnings per share - basic	$0.36	$0.29	$0.81	$0.63
Proforma net earnings per share - diluted	$0.35	$0.28	$0.80	$0.62

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

Overview

The Company reported diluted net earnings per share of $0.70 for the second quarter of Fiscal 2012, up from $0.56 in the second quarter of the prior year. Net earnings for the quarter were $53.8 million, compared to $44.6 million in the second quarter of the prior year. The Company reported sales in the second quarter of Fiscal 2012 of $580.9 million, an increase of 8.2 percent from $537.1 million in the second quarter of the prior year. The impact of foreign currency translation decreased reported sales by 0.8 percent in the quarter compared to the prior year quarter.

Sales in the Company’s Engine Products segment increased as new equipment build rates at its global Off-Road and On-Road OEM Customers remained healthy. Within the Company’s Industrial Products’ segment, the sales of their Torit® dust collectors remained strong. Overall, sales in the Company’s Engine and Industrial Products’ segments increased 12.0 percent and 2.0 percent, respectively, from the prior year’s quarter.

Operating margin improved to 12.9 percent compared to 12.6 percent in the prior year quarter as a result of the Company’s ongoing Continuous Improvement initiatives and continued leverage of fixed cost base as sales grow.

Results of Operations

Sales in the U.S. increased $35.6 million or 16.3 percent compared to the second quarter of the prior year. Total international sales increased $8.1 million or 2.5 percent in the second quarter compared to the second quarter of the prior year. Sales in Europe increased $7.0 million or 4.6 percent, sales in Latin America increased $5.6 million or 24.8 percent, and sales in Asia decreased $2.2 million or 1.7 percent, for the second quarter of Fiscal 2012 as compared to the second quarter of the prior year period. The decrease in sales in Asia was driven by the combination of the impact of the floods in Thailand and the moderation in growth in China. Translated at constant exchange rates, total international sales increased 3.9 percent from the same period in the prior year. For the six month period ended January 31, 2012, sales in the U.S. increased $69.8 million or 15.7 percent from the prior year and total international sales increased $45.4 million or 7.2 percent from the prior year.

The impact of foreign currency translation during the second quarter of Fiscal 2012 decreased net sales by $4.2 million, or 0.8 percent from the prior year second quarter. The impact of foreign currency translation on the year-to-date results as of the end of the second quarter of Fiscal 2012 increased net sales by $9.2 million, or 0.9 percent. Worldwide sales for the second quarter of Fiscal 2012, excluding the impact of foreign currency translation, increased 8.9 percent from the second quarter of the prior year and 9.9 percent year-to-date over the prior year. The impact of foreign currency translation decreased net earnings by $0.6 million, or 1.3 percent and increased net earnings by $0.7 million, or 0.8 percent for the three and six month periods ended January 31, 2012, respectively.

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

Following is a reconciliation to the most comparable U.S. GAAP financial measure of these non-U.S. GAAP financial measures (thousands of dollars):

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
Net sales, excluding foreign currency translation	$585,085	$540,594	$1,179,960	$1,081,230
Foreign currency translation	(4,202)	(3,489)	9,218	(7,216)
Net sales	$580,883	$537,105	$1,189,178	$1,074,014

Net earnings, excluding foreign currency translation	$54,408	$44,417	$121,630	$97,432
Foreign currency translation	(587)	162	744	281
Net earnings	$53,821	$44,579	$122,374	$97,713

Gross margin was 34.6 percent for the quarter and 35.0 percent year-to-date, compared to prior year margins of 35.3 percent and 35.2 percent, respectively. The decrease in the quarter was due to lower absorption of fixed costs resulting from the floods in Thailand and from fewer shipping days compared to last year’s second quarter. Higher commodity prices compared to this time last year and the mix of our product sales also had an unfavorable impact to the Company’s gross margin. These decreases were partially offset by cost reductions from the Company’s ongoing Continuous Improvement initiatives.

Purchased raw materials generally represent approximately 60 to 65 percent of the Company’s cost of sales. Of that amount, steel, including fabricated parts, represents approximately 25 percent. Filter media represents approximately 20 percent and the remainder is primarily made up of petroleum based products and other components. The cost the Company paid for steel during the six months ended January 31, 2012, varied by grade, but in aggregate it was up over 10 percent in the United States compared to the previous year quarter with a lesser impact at our other locations. The Company’s cost of filter media also varies by type but it increased approximately 3 to 5 percent in aggregate from the prior year quarter and petroleum based products were generally flat over the prior year quarter. Currently, the market prices for steel and filter media are showing some moderation while petroleum based products have not shown any significant changes. The Company enters into selective supply arrangements with certain of our steel suppliers that allow us to reduce volatility in the Company’s costs. The Company currently has steel purchase arrangements in the United States with durations ranging from three months to six months. Approximately 70 percent of our future United States purchases are subject to three to six month arrangements. The Company believes these arrangements will help keep steel prices fairly stable at current levels through July 2012. The Company does strive to recover or offset all material cost increases through selective price increase to its Customers and the Company’s Continuous Improvement initiatives, which include material substitution, process improvement, and product redesigns.

Operating expenses were $126.0 million for the quarter, up 3.2 percent from $122.1 million in the prior year period.  As a percent of sales, operating expenses for the second quarter were 21.7 percent of sales, down from 22.7 percent of sales during the prior year quarter.  Operating expenses year-to-date were $250.7 million, or 21.1 percent of sales, compared to $235.7 million, or 21.9 percent of sales, in the prior year. The first quarter of last year included an expense of $1.5 million, net of supplier recoveries, due to a specific Retrofit Emissions Products warranty matter. The prior year six month period included $0.8 million of restructuring charges, versus none in the current year.

Other income for the second quarter of Fiscal 2012 totaled $4.6 million, compared to $3.5 million in the second quarter of the prior year. The increase for the second quarter was driven by an increase in foreign exchange gains of $1.7 million and a $0.5 million increase in interest income. These increases were partially offset by a $0.6 million decrease in income from unconsolidated affiliates, a $0.4 million decrease in royalty income, and other miscellaneous net expenses of $0.2 million. Year-to-date other income totaled $9.4 million compared to $4.6 million reported in the prior year. The increase was driven by a $0.8 million increase in interest income, and an increase in foreign exchange gains of $4.0 million.

The effective tax rate for the three months and six months ended January 31, 2012 was 29.6 percent and 27.3 percent, respectively. The effective tax rate for the three months and six months ended January 31, 2011 was 34.4 percent and 30.2 percent, respectively. The three months ended January 31, 2011, included a $4.0 million charge related to the reorganization of the Company’s subsidiary holdings to improve the its global business and legal entity structure, partially offset by $0.9 million in tax benefits primarily from the retroactive reinstatement of the Research and Experimentation Credit in the United States. Both the current year and prior year’s six month period include tax benefits due to favorable settlements of tax audits of $4.3 million and $2.7 million, respectively. Without consideration of discrete items, the estimated annual effective tax rate of 30.3 percent is higher than the prior year rate of 29.9 percent mainly due to the mix of earnings between tax jurisdictions.

Operations by Segment

Following is financial information for the Company’s Engine Products and Industrial Products segments. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, and interest income and expense. Segment detail is summarized as follows (thousands of dollars):

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company
Three Months Ended January 31, 2012:
Net sales	$370,834	$210,049	$—	$580,883
Earnings before income taxes	48,418	30,597	(2,596)	76,419

Three Months Ended January 31, 2011:
Net sales	$331,122	$205,983	$—	$537,105
Earnings before income taxes	44,203	29,127	(5,323)	68,007

Six Months Ended January 31, 2012:
Net sales	$764,559	$424,619	$—	$1,189,178
Earnings before income taxes	108,296	64,896	(4,756)	168,436
Assets	861,191	506,618	313,580	1,681,389

Six Months Ended January 31, 2011:
Net sales	$664,891	$409,123	$—	$1,074,014
Earnings before income taxes	92,654	59,162	(11,852)	139,964
Assets	779,080	482,014	334,013	1,595,107

Following are net sales by product category within the Engine Products and Industrial Products segments (thousands of dollars):

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
Engine Products segment:
Off-Road Products	$87,035	$73,852	$181,143	$146,498
On-Road Products	39,376	28,747	82,001	57,802
Aftermarket Products*	214,070	199,891	440,967	401,758
Retrofit Emissions Products	4,651	4,908	9,288	8,255
Aerospace and Defense Products	25,702	23,724	51,160	50,578
Total Engine Products segment	370,834	331,122	764,559	664,891

Industrial Products segment:
Industrial Filtration Solutions Products	132,041	123,430	265,440	242,783
Gas Turbine Products	37,011	34,871	72,592	70,376
Special Applications Products	40,997	47,682	86,587	95,964
Total Industrial Products segment	210,049	205,983	424,619	409,123

Total Company	$580,883	$537,105	$1,189,178	$1,074,014

________________

*	Includes replacement part sales to the Company’s OEM Engine Products Customers.

Engine Products Segment For the second quarter of Fiscal 2012, worldwide Engine Products sales were $370.8 million, an increase of 12.0 percent from $331.1 million in the second quarter of the prior year. Sales in the U.S. increased by 13.5 percent compared to the same period in the prior year and international sales increased by 10.6 percent as discussed below. The impact of foreign currency translation during the second quarter of Fiscal 2012 decreased sales by $3.3 million, or 1.0 percent. Earnings before income taxes as a percentage of sales of 13.1 percent decreased from 13.3 percent in the prior year period. The decrease in earnings before income taxes as a percentage of sales for the current fiscal quarter was driven by a less favorable product sales mix, which was partially offset by savings from the Company’s ongoing Continuous Improvement initiatives. Year-to-date worldwide net sales were $764.6 million, an increase of 15.0 percent from $664.9 million in the prior year. International Engine Products sales increased 15.3 percent and sales in the United States increased 14.7 percent from the prior year on a year-to-date basis. The impact of foreign currency translation on the year-to-date results as of the end of the second quarter of Fiscal 2012 increased sales by $4.6 million, or 0.7 percent. Year-to-date earnings before income taxes as a percentage of Engine Products segment sales of 14.2 percent increased from 13.9 percent in the prior year. The percentage earnings improvement for the six months ended January 31, 2012, was driven by better absorption of fixed costs due to improved volumes and ongoing Continuous Improvement initiatives, partially offset by a less favorable product mix compared to prior year periods.

Worldwide sales of Off-Road Products in the current quarter were $87.0 million, an increase of 17.8 percent from $73.9 million in the second quarter of the prior year. U.S. sales of Off-Road Products increased 19.8 percent. International sales were up 16.6 percent from the second quarter of the prior year with increases in Europe and Asia of 21.8 percent and 16.5 percent, respectively. Year-to-date worldwide Off-Road Products sales totaled $181.1 million, an increase of 23.6 percent from $146.5 million in the prior year. Year-to-date sales of Off-Road Products increased 22.0 percent in the United States and increased 24.7 percent internationally over the prior year. For the three and six months ended January 31, 2012, the sales increases were driven by higher demand for agriculture and mining equipment, due to higher commodity prices, and improved sales of heavy construction equipment, which was due to increased global infrastructure spending, especially in the developing economies.

Worldwide sales of On-Road Products in the current quarter were $39.4 million, an increase of 37.0 percent from $28.7 million in the second quarter of the prior year. International On-Road Products sales increased by 10.5 percent, driven by an increase in sales of 15.1 percent in Asia, while sales in Europe remained relatively flat. Sales increased in the U.S. by 59.3 percent over the prior year quarter. Year-to-date worldwide On-Road Products sales totaled $82.0 million, an increase of 41.9 percent from $57.8 million in the prior year. International On-Road Products sales increased 20.8 percent from the prior year on a year-to-date basis. On-Road Products sales in the United States increased 59.8 percent from the prior year on a year-to-date basis. For the three and six months ended January 31, 2012, the sales increases were a result of an increase in North American Customer truck build rates, higher content per truck, and a slightly higher market share. In general, the industry is experiencing higher truck build rates. According to published industry data, North American class 8 truck build rates increased 69.0 percent and medium duty truck build rates increased 29.8 percent over the prior year quarter.

Worldwide sales of Aftermarket Products in the second quarter were $214.1 million, an increase of 7.1 percent from $199.9 million in the second quarter of the prior year. U.S. Aftermarket Products sales increased 4.7 percent. International sales were up 9.2 percent from the prior year quarter, primarily a result of increased sales in Europe of 16.1 percent which was offset by a slight decrease of 0.6 percent in Asia. Year-to-date worldwide Aftermarket Products sales totaled $441.0 million, an increase of 9.8 percent from $401.8 million in the prior year. Year-to-date Aftermarket Products sales increased 7.4 percent in the United States and 11.7 percent internationally over the prior year. For the three and six months ended January 31, 2012, the sales increases in the U.S. and internationally were attributable to improved On-Road and Off-Road equipment utilization rates from a year ago, the Company’s increased distribution and market share growth, and the continued increase in the percentage of equipment in the field that uses the Company’s proprietary filtration systems. These increases were slightly offset by softness in the Chinese economy which began in the second quarter of Fiscal 2012 as well as fewer shipping days due to the Chinese New Year holiday falling in the second quarter of this year compared to the third quarter in the prior year.

Sales of Retrofit Emissions Products in the second quarter were $4.7 million, a decrease of 5.3 percent from $4.9 million in the second quarter of the prior year. The Company’s Retrofit Emissions Products sales are solely in the U.S. Year-to-date Retrofit Emissions Products sales were $9.3 million, an increase of 12.5 percent compared to $8.3 million in the prior year. Challenges still remain in the supply chain for certain components which have impacted the Company’s sales.

Worldwide sales of Aerospace and Defense Products were $25.7 million, an increase of 8.3 percent from $23.7 million in the second quarter of the prior year. Internationally, sales of Aerospace and Defense Products decreased 8.3 percent over the prior year. Sales in the United States increased 13.8 percent over the prior year as a result of improvements in Aerospace Products demand which was offset by a continued slowdown in U.S. military activity. Year-to-date, worldwide Aerospace and Defense Products sales totaled $51.2 million, an increase of 1.2 percent from $50.6 million in the prior year. Year-to-date sales of Aerospace and Defense Products increased 1.9 percent in the United States and decreased 1.5 percent internationally over the prior year.

Industrial Products Segment For the current quarter, worldwide sales in the Industrial Products segment were $210.0 million, an increase of 2.0 percent from $206.0 million in the second quarter of the prior year. Second quarter international Industrial Products sales were down 6.9 percent compared to the same period in the prior year, while sales in the U.S. increased by 24.1 percent. The impact of foreign currency translation during the second quarter decreased sales by $0.9 million, or 0.4 percent. Earnings before income taxes as a percentage of sales for the second quarter of Fiscal 2012 of 14.6 percent increased from 14.1 percent in the prior year period. The earnings percentage increase for the second quarter was negatively impacted by lower sales and higher costs as a result of the floods in Thailand but were more than offset by better leverage of fixed costs and lower operating expenses. Year-to-date worldwide net sales were $424.6 million, up 3.8 percent from $409.1 million in the prior year. International Industrial Products sales decreased 2.5 percent and sales in the United States increased 18.5 percent from the prior year on a year-to-date basis. The impact of foreign currency translation on the year-to-date results increased sales by $4.6 million, or 1.1 percent. Year-to-date earnings before income taxes as a percentage of Industrial Products segment sales of 15.3 percent increased from 14.5 percent in the prior year. The improvement in earnings as a percentage of sales over the prior year for the three and six months ended January 31, 2012, was driven by better leverage of fixed operating costs, better plant utilization, and better execution on larger projects, which was partially offset by the impact of the floods in Thailand. In addition, the Industrial Products segment did not incur any restructuring expenses year-to-date as compared to $0.7 million in the prior year.

Worldwide sales of Industrial Filtration Solutions Products in the current quarter were $132.0 million, an increase of 7.0 percent from $123.4 million in the prior year. International sales increased 3.2 percent from the prior year period, with Asia sales increasing 7.1 percent and Europe sales remaining stable, partially offset by a decrease in South Africa. Sales in the U.S. increased 14.9 percent from the prior year quarter. The increased sales were due to increased manufacturing activity, higher investment in capital equipment by manufacturers, and the continued strengthening of replacement filter sales due to increased utilization of existing equipment. North American general industrial activity remained strong. Year-to-date worldwide sales of Industrial Filtration Solutions were $265.4 million, up 9.3 percent from $242.8 million in the prior year. International Industrial Filtration Solutions sales increased 5.5 percent from the prior year on a year-to-date basis. Sales in the United States increased 17.3 percent from the prior year on a year-to-date basis. Overall, for the three and six months ended January 31, 2012, the Company continued to experience improved market conditions for its Industrial Filtration Solutions. The increased sales were due to a rebound in demand for industrial dust collectors, compressed air purification systems, and replacement parts. The externally published durable goods index in the United States increased 9.9 percent during the second quarter of Fiscal 2012 as compared to last year.

Worldwide sales of the Company’s Gas Turbine Products in the second quarter were $37.0 million, an increase of 6.1 percent compared to sales of $34.9 million in the prior year quarter. Gas Turbine Products sales are typically large systems and, as a result, the Company’s shipments and revenues fluctuate from period to period. Slightly lower shipments of large air filtration systems were offset by an increase in aftermarket sales for replacement filters in the quarter. Year-to-date worldwide Gas Turbine Products sales were $72.6 million, an increase of 3.1 percent from $70.4 million in the prior year. While sales remained stable at lower rates for our large Gas Turbine Products, overall sales were boosted by additional demand for smaller systems and replacement filters for the six months ended January 31, 2012.

Worldwide sales of Special Application Products were $41.0 million in the second quarter of Fiscal 2012, a decrease of 14.0 percent from $47.7 million in the prior year quarter. International sales decreased by 19.7 percent from the prior year period. Sales increased in the United States by 38.2 percent. The international sales decline was due to a decrease in the Company’s hard disk drive filter sales as a result of the flooding in Thailand in the second half of calendar 2011. The Company’s hard disk drive facility in Thailand is located outside of the flood plain and was not flooded. However, production at the Company’s hard disk drive facilities in Thailand and China was reduced in response to a slowdown in demand from the Company’s hard disk drive Customers due to shortages of other critical drive components in their supply chains. In aggregate, Customer demand has improved and should be back to pre-flood levels over the next few months as Customer supply chains continue to recover from the impact of flooding. These sales decreases were slightly offset by increased sales in some of the Company’s product lines serving the membrane and venting end markets. Year-to-date worldwide Special Application Products sales were $86.6 million, a decrease of 9.8 percent from $96.0 million in the prior year.

Liquidity and Capital Resources

During the current fiscal year, $102.2 million of cash was generated from operating activities, compared with $93.1 million in the first six months of the prior year. The prior year operating cash flows had significant increases in accounts payable due to heavy purchasing volumes at that time, whereas the current year saw a decrease in accounts payable as the purchasing has stabilized to more normal levels.

The Company’s inventory balance was $270.2 million as of January 31, 2012 as compared to $271.5 million as of July 31, 2011. Excluding the impact of foreign exchange fluctuations, inventories increased $11.4 million. This increase was a result of our expansion of distribution capabilities in developing regions as well as gas turbine projects that are being constructed but are not yet ready for shipment, resulting in increases in our inventory balances in local currencies.

In the first six months of Fiscal 2012, operating cash flows, cash on hand, and a $79.4 million increase in short-term borrowings were used to repurchase 1,375,513 million shares of the Company’s common stock for $73.6 million, to make $45.9 million of long-term debt repayments, to make $36.3 million in capital investments, and to pay $22.3 million in dividends. In addition, $93.5 million of cash on hand was invested in short-term investments. For additional information regarding share repurchases see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

At the end of the second quarter, the Company held $180.9 million in cash and cash equivalents, down from $273.5 million at July 31, 2011. Short-term debt totaled $92.7 million, up from $13.1 million at July 31, 2011. The amount of unused lines of credit as of January 31, 2012 was approximately $460.0 million. Current maturities of long-term debt of $2.4 million at quarter end decreased from $47.9 million at July 31, 2011 as a result of two principal payments, one for $30.0 million on an unsecured senior note and the second payment of $15.5 million for a guaranteed senior note. Long-term debt of $205.2 million at January 31, 2012 decreased from $205.7 million at July 31, 2011. Long-term debt represented 18.3 percent of total long-term capital, defined as long-term debt plus total shareholders’ equity, compared to 18.0 percent at July 31, 2011.

Nearly all of the Company’s cash and cash equivalents are held by its foreign subsidiaries as over half of the Company’s earnings occur outside the U.S. These funds are considered permanently reinvested outside the U.S. The Company believes the cash generated from U.S. operations is sufficient for the U.S cash needs. If additional cash were required for the Company’s operations in the U.S. and cash were repatriated from foreign subsidiaries, it may be subject to additional U.S. taxes.

The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. For the six months ended January 31, 2012, the Company made contributions of $6.6 million to its non-U.S. pension plans and $0.3 million to its U.S. pension plans. The Company does not currently have any minimum contribution requirements for its U.S. plans. The Company is planning to make an additional U.S. pension contribution of $15.0 million in Fiscal 2012. The Company currently estimates that it will contribute an additional $2.7 million to its non-U.S. pension plans during the remainder of Fiscal 2012.

The following table summarizes the Company’s contractual obligations as of January 31, 2012 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$201,646	$—	$101,646	$—	$100,000
Capital lease obligations	1,065	508	557	—	—
Interest on long-term debt obligations	43,106	11,222	16,814	10,960	4,110
Operating lease obligations	26,506	11,223	12,209	2,450	624
Purchase obligations (1)	270,555	263,910	5,638	972	35
Pension and deferred compensation (2)	78,608	5,125	10,552	10,280	52,651
Total (3)	$621,486	$291,988	$147,416	$24,662	$157,420

________________

(1)	Purchase obligations consist primarily of inventory, tooling, contract employment services, and capital expenditures. The Company’s purchase orders for inventory are based on expected Customer demand, and quantities and dollar volumes are subject to change.

(2)	Pension and deferred compensation consists of long-term pension liabilities and salary and bonus deferrals elected by certain executives under the Company’s deferred compensation plan. Deferred compensation balances earn interest based on a treasury bond rate as defined by the plan (10 year treasury bond STRIP rate plus two percent for deferrals prior to January 1, 2011 and 10 year treasury bond rates for deferrals after December 31, 2010) and approved by the Human Resources Committee of the Board of Directors, and are payable at the election of the participants.

(3)	In addition to the above contractual obligations, the Company may be obligated for additional cash outflows of $18.7 million of potential tax obligations, including accrued interest and penalties. The payment and timing of any such payments is affected by the ultimate resolution of the tax years that are under audit or remain subject to examination by the relevant taxing authorities.

At January 31, 2012, the Company had a contingent liability for standby letters of credit totaling $10.9 million that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of insurance contract terms or other commercial contract terms as detailed in each letter of credit. At January 31, 2012, there were no amounts drawn upon these letters of credit.

The Company has approximately $460.0 million of unused lines of credit as of January 31, 2012. Of these, the most significant is a five-year, multi-currency revolving facility with a group of banks under which the Company may borrow up to $250 million. This facility expires on April 2, 2013. As of January 31, 2012, there was $80.0 million of borrowings under this facility. The multi-currency revolving facility contains debt covenants specifically related to maintaining a certain interest coverage ratio and a certain leverage ratio as well as other covenants that under certain circumstances can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, create liens, and sell assets. As of January 31, 2012, the Company was in compliance with all such covenants. The Company expects to remain in compliance with these covenants.

Certain note agreements contain debt covenants related to limitations on indebtedness and interest expense. As of January 31, 2012, the Company was in compliance with all such covenants. The Company expects to remain in compliance with these covenants.

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

The Company does not have any off-balance sheet arrangements, with the exception of the guarantee of 50 percent of certain debt of its joint venture, Advanced Filtration Systems Inc., as further discussed in Note I of the Company’s Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2011.

Outlook

•	The Company is forecasting its total Fiscal 2012 sales to be between $2.45 and $2.55 billion, or up about 7 to 12 percent from the prior year. The Company’s current forecast is based on forecasted rates for the Euro at US$1.32 and 76 Yen to the US$.

•	The Company is forecasting its full year operating margin to be 13.7 to 14.5 percent.

•	The full year Fiscal 2012 tax rate is projected to be between 27 and 30 percent.

•	The Company projects that cash generated by operating activities will be between $250 and $280 million. Capital spending is estimated to be approximately $85 million.

Engine Products Segment – The Company is forecasting full year Engine Product sales to increase 8 to 12 percent, including the impact of foreign currency translation.

•	The Company anticipates sales to its Off-Road and On-Road OEM Customers to remain strong in the second half of FY12. The Company also expects to continue to benefit from increased market share on its Customers’ new Tier IV equipment platforms.

•	Aftermarket Products’ sales are expected to increase moderately based on current utilization rates for both off-road equipment and on-road heavy trucks. The Company also expects to benefit as it continues to expand in the emerging economies and from the increasing number of systems installed in the field with the Company’s proprietary filtration systems, including PowerCore®.

•	The Company expects Aerospace and Defense Products sales to be level with the prior year as the continued slowdown in military spending is anticipated to be offset by increased commercial aerospace sales

Industrial Products Segment – The Company forecasts full year Industrial Product sales to increase 7 to 11 percent, including the impact of foreign currency translation.

•	Industrial Filtration Solutions’ sales are projected to increase 7 to 11 percent with the continuing improvement in general manufacturing activity in the U.S., stable conditions in Europe, and improving conditions in Asia.

•	The Company anticipates that its Gas Turbine Products’ sales will be up 18 to 22 percent due to the recent strengthening in the large turbine power generation market and ongoing strength in the oil and gas market segment.

•	Special Applications Products’ sales are projected to be level with the prior year as growth in the membrane and venting product sales should offset the second quarter reduction in the disk drive filter sales related to the floods in Thailand.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. In addition, the Company wishes to advise readers that the factors listed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended July 31, 2011, as well as other factors, could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed. These factors include, but are not limited to, risks associated with: world economic factors and the ongoing economic uncertainty, the reduced demand for hard disk drive products with the increased use of flash memory, the potential for some Customers to increase their reliance on their own filtration capabilities, currency fluctuations, commodity prices, political factors, the Company’s international operations, highly competitive markets, governmental laws and regulation, including the impact of the various economic stimulus and financial reform measures, the implementation of our new information technology systems, potential global events resulting in market instability including financial bailouts and defaults of sovereign nations, political changes, military and terrorist activities, health outbreaks, natural disasters, such as the recent floods in Thailand, and other factors included in Item 1A of the Company’s Annual Report on Form 10-K for the year ended July 31, 2011. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the reported market risk of the Company since July 31, 2011. See further discussion of these market risks in the Company’s Annual Report on Form 10-K for the year ended July 31, 2011.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report (the Evaluation Date), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with such evaluation during the fiscal quarter ended January 31, 2012, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended January 31, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
November 1 - November 30, 2011	2,025	$64.67	—	3,655,079
December 1 - December 31, 2011	7,642	$67.15	—	3,655,079
January 1 - January 31, 2012	10,836	$69.52	—	3,655,079
Total	20,503	$68.16	—	3,655,079

________________

(1)	On March 26, 2010, the Company announced that the Board of Directors authorized the repurchase of up to 8.0 million shares of common stock. This repurchase authorization, which is effective until terminated by the Board of Directors, replaced the existing authority that was authorized on March 31, 2006. There were no repurchases of common stock made outside of, or under, the Company’s current repurchase authorization during the quarter ended January 31, 2012. However, the “Total Number of Shares Purchased” column of the table above includes 20,503 previously owned shares tendered by option holders in payment of the exercise price of options during the quarter. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of exercising stock options or payment of equity-based awards.
25

Item 6.  Exhibits

3-A – Restated Certificate of Incorporation of Registrant as currently in effect

*3-B – Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Registrant, dated as of March 3, 2006 (Filed as Exhibit 3-B to Form 10-Q Report for the Second Quarter ended October 31, 2006)

*3-C – Amended and Restated Bylaws of Registrant (as of January 30, 2009) (Filed as Exhibit 3-C to Form 10-Q Report for the Second Quarter ended April 30, 2009)

*4 – **

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

31-B – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 – Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 – The following information from the Donaldson Company, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2012 as filed with the Securities and Exchange Commission, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

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

DONALDSON COMPANY, INC.
(Registrant)

Date: March 1, 2012	By:	/s/ William M. Cook
William M. Cook
Chairman, President and
Chief Executive Officer
(duly authorized officer)

Date: March 1, 2012	By:	/s/ James F. Shaw
James F. Shaw
Vice President,
Chief Financial Officer
(principal financial officer)

Date: March 1, 2012	By:	/s/ Melissa A. Osland
Melissa A. Osland
Corporate Controller
(principal accounting officer)

