Form 10-Q
period 2012-04-30
DONALDSON CO INC
filed 2012-06-05
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2012 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.

Commission File Number 1-7891

DONALDSON COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1400 West 94th Street
Minneapolis, Minnesota 55431
(Address of principal executive offices, including zip code)

(952) 887-3131
Registrant’s telephone number, including area code

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes ☐ No

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $5 Par Value – 148,918,120 shares as of April 30, 2012.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Thousands of dollars, except share and per share amounts)

	(Unaudited) Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Net sales	$647,237	$594,565	$1,836,415	$1,668,579
Cost of sales	419,008	385,407	1,192,435	1,081,788
Gross margin	228,229	209,158	643,980	586,791
Operating expenses	129,792	125,826	380,448	361,515
Operating income, net	98,437	83,332	263,532	225,276
Interest expense	2,787	2,897	8,856	9,486
Other income, net	(4,340)	(1,381)	(13,750)	(5,990)
Earnings before income taxes	99,990	81,816	268,426	221,780
Income taxes	29,044	20,005	75,106	62,256
Net earnings	$70,946	$61,811	$193,320	$159,524

Weighted average shares - basic	150,536,631	154,651,222	150,385,389	154,716,918
Weighted average shares - diluted	153,207,471	157,408,094	153,067,148	157,524,628
Net earnings per share - basic	$0.47	$0.40	$1.29	$1.03
Net earnings per share - diluted	$0.46	$0.39	$1.26	$1.01
Dividends paid per share	$0.080	$0.065	$0.230	$0.193

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share amounts)
(Unaudited)

	April 30, 2012	July 31, 2011
Assets
Current assets
Cash and cash equivalents	$189,020	$273,494
Short-term investments	119,026	—
Accounts receivable, less allowance of $6,891 and $6,908	453,488	445,700
Inventories	265,461	271,476
Prepaids and other current assets	72,781	75,912
Total current assets	$1,099,776	$1,066,582
Property, plant and equipment, at cost	964,745	945,874
Less accumulated depreciation	(573,960)	(554,372)
Property, plant and equipment, net	390,785	391,502
Goodwill	166,603	171,741
Intangible assets, net	48,252	53,496
Other assets	48,857	42,772
Total assets	$1,754,273	$1,726,093

Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings	$83,623	$13,129
Current maturities of long-term debt	2,311	47,871
Trade accounts payable	204,491	215,918
Other current liabilities	185,228	219,326
Total current liabilities	475,653	496,244
Long-term debt	203,646	205,748
Deferred income taxes	13,139	11,196
Other long-term liabilities	63,923	78,194
Total liabilities	756,361	791,382
Shareholders’ equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued	758,216	443,216
Retained earnings	323,216	925,542
Stock compensation plans	24,566	24,736
Accumulated other comprehensive income (loss)	(13,937)	40,027
Treasury stock at cost, 2,585,158 and 13,245,864 shares at
April 30, 2012 and July 31, 2011, respectively	(94,149)	(498,810)
Total shareholders’ equity	997,912	934,711
Total liabilities and shareholders’ equity	$1,754,273	$1,726,093

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)
(Unaudited)

	Nine Months Ended April 30,
	2012	2011
Operating Activities
Net earnings	$193,320	$159,524
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	46,214	45,276
Changes in operating assets and liabilities	(43,836)	(23,958)
Tax benefit of equity plans	(9,698)	(8,272)
Stock compensation plan expense	8,624	7,560
Deferred taxes	4,214	6,188
Other, net	(16,437)	(17,775)
Net cash provided by operating activities	182,401	168,543
Investing Activities
Net expenditures on property and equipment	(57,987)	(42,400)
Purchase of short-term investments	(119,930)	(67,985)
Acquisitions and divestitures	—	3,493
Net cash used in investing activities	(177,917)	(106,892)
Financing Activities
Purchase of treasury stock	(82,573)	(43,101)
Proceeds from settlement of interest rate swap	—	4,710
Repayments of long-term debt	(46,084)	(13,202)
Change in short-term borrowings	70,519	6,976
Dividends paid	(34,277)	(29,547)
Tax benefit of equity plans	9,698	8,272
Exercise of stock options	12,345	13,535
Net cash used in financing activities	(70,372)	(52,357)
Effect of exchange rate changes on cash	(18,586)	22,199
Increase (Decrease) in cash and cash equivalents	(84,474)	31,493
Cash and cash equivalents, beginning of year	273,494	232,000
Cash and cash equivalents, end of period	$189,020	$263,493

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and nine month periods ended April 30, 2012 are not necessarily indicative of the results that may be expected for future periods. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2011.

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

Note C – Inventories

          The components of inventory as of April 30, 2012 and July 31, 2011 are as follows (thousands of dollars):

	April 30, 2012	July 31, 2011
Materials	$112,706	$110,466
Work in process	32,659	33,917
Finished products	120,096	127,093
Total inventories	$265,461	$271,476

          As of April 30, 2012 and July 31, 2011, the Company had obsolete inventory reserves of $13.4 million and $14.5 million, respectively.

Note D – Accounting for Stock-Based Compensation

          Stock-based employee compensation cost is recognized using the fair-value based method for all awards. The Company determined the fair value of its option awards using the Black-Scholes option pricing model. The following assumptions were used to value the options, including reload options which generally have a shorter contractual life, granted during the nine months ended April 30, 2012: range of 1 year to 8 years expected life; expected volatility range of 25.8 percent to 31.9 percent; risk-free interest rate range of 0.10 percent to 1.80 percent; and annual dividend yield of 1.0 percent. The expected life selected for options granted during the period represents the period of time that the options are expected to be outstanding based on the contractual life and historical data of option holder exercise and termination behavior. Expected volatilities are based upon historical volatility of the Company’s stock over a period at least equal to the expected life of each option grant. Option grants are priced at the fair market value of the Company’s stock on the date of grant. The weighted average fair value for options granted during the nine months ended April 30, 2012 and 2011 was $9.38 per share and $8.63 per share, respectively. For the three and nine months ended April 30, 2012, the Company recorded pretax compensation expense associated with stock options of $1.3 million and $6.4 million, respectively, and recorded $0.5 million and $2.4 million of related tax benefit. For the three and nine months ended April 30, 2011, the Company recorded pretax compensation expense associated with stock options of $0.8 million and $5.6 million, respectively, and recorded $0.3 million and $2.1 million of related tax benefit.

          The following table summarizes stock option activity during the nine months ended April 30, 2012:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at July 31, 2011	8,387,994	$17.72
Granted	1,074,909	34.77
Exercised	(1,281,456)	11.66
Canceled	(29,820)	26.91
Outstanding at April 30, 2012	8,151,627	20.89

          The total intrinsic value of options exercised during the nine months ended April 30, 2012 and 2011 was $27.6 million and $27.9 million, respectively.

          The following table summarizes information concerning outstanding and exercisable options as of April 30, 2012:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$8.50 to $12.50	441,800	0.61	$8.93	441,800	$8.93
$12.51 to $16.50	2,502,260	2.51	15.32	2,502,260	15.32
$16.51 to $20.50	1,610,224	5.43	17.76	1,598,714	17.77
$20.51 to $24.50	1,551,370	6.93	21.78	1,380,234	21.85
$24.51 and above	2,045,973	8.87	32.07	418,223	29.99
	8,151,627	5.42	20.89	6,341,231	17.88

          At April 30, 2012, the aggregate intrinsic value of options outstanding and exercisable was $116.3 million and $109.5 million, respectively.

          As of April 30, 2012, there was $9.5 million of total unrecognized compensation cost related to non-vested stock options granted under the 2001 and 2010 Master Stock Incentive Plans. This unvested cost is expected to be recognized during the remainder of Fiscal Years 2012, 2013, 2014, and 2015.

Note E – Net Earnings Per Share

          The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common equivalent shares relating to stock options and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods. For the three and nine months ended April 30, 2012, there were 11,606 options and 1,061,741 options excluded from the diluted net earnings per share calculation, respectively. For the three and nine months ended April 30, 2011, there were 158,486 options and 991,876 options excluded from the diluted net earnings per share calculation, respectively.

          The following table presents information necessary to calculate basic and diluted net earnings per common share (thousands, except per share amounts):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Weighted average shares - basic*	150,537	154,651	150,385	154,717
Common share equivalents*	2,670	2,757	2,682	2,808
Weighted average shares - diluted*	153,207	157,408	153,067	157,525
Net earnings for basic and diluted earnings per share computation	$70,946	$61,811	$193,320	$159,524
Net earnings per share - basic*	$0.47	$0.40	$1.29	$1.03
Net earnings per share - diluted*	$0.46	$0.39	$1.26	$1.01

________________

*	Current and prior year shares and per share amounts reflect the impact of the Company’s two-for-one stock split that occurred March 23, 2012.

Note F – Shareholders’ Equity

          The Company reports accumulated other comprehensive income (loss) as a separate item in the shareholders’ equity section of the balance sheet.

          Total comprehensive income and its components are as follows (thousands of dollars):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Net earnings	$70,946	$61,811	$193,320	$159,524
Foreign currency translation gain (loss)	5,689	48,929	(57,392)	80,930
Net gain (loss) on hedging derivatives, net of deferred taxes	(448)	229	(21)	363
Pension and postretirement liability adjustment, net of deferred taxes	8,810	664	3,449	1,967
Total comprehensive income	$84,997	$111,633	$139,356	$242,784

          Total accumulated other comprehensive income (loss) and its components at April 30, 2012 and July 31, 2011 are as follows (thousands of dollars):

	April 30, 2012	July 31, 2011
Foreign currency translation adjustment	$74,307	$131,699
Net gain on hedging derivatives, net of deferred taxes	359	380
Pension and postretirement liability, net of deferred taxes	(88,603)	(92,052)
Total accumulated other comprehensive income (loss)	$(13,937)	$40,027

          The Company’s Board of Directors authorized the repurchase of 16.0 million shares of common stock on March 26, 2010. During the three months ended April 30, 2012 the Company repurchased 261,213 shares for $9.0 million at an average price of $34.51 per share. During the nine months ended April 30, 2012 the Company repurchased 3,012,239 shares for $82.6 million at an average price of $27.41 per share. As of April 30, 2012, the Company had remaining authorization to repurchase up to 7.0 million shares pursuant to the current authorization.

          At the Company’s Annual Meeting of Stockholders on November 18, 2011, the shareholders approved an increase in the number of authorized shares of common stock, par value $5.00, from 120,000,000 to 240,000,000 and the total number of shares of stock which the Company has the authority to issue from 121,000,000 to 241,000,000.

          On January 27, 2012, the Company announced that its Board of Directors declared a two-for-one stock split effected in the form of a 100 percent stock dividend. The stock split was distributed March 23, 2012, to stockholders of record as of March 2, 2012. Earnings and dividends declared per share and weighted average shares outstanding are presented in this Form 10-Q after the effect of the 100 percent stock dividend. The two-for-one stock split is reflected in the share amounts in all periods presented in this Form 10-Q.

          On May 23, 2012, the Company’s Board of Directors declared a cash dividend in the amount of $0.09 per common share, payable to stockholders of record on June 8, 2012. The dividend will be paid on June 29, 2012.

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

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company
Three Months Ended April 30, 2012:
Net sales	$407,041	$240,196	$—	$647,237
Earnings before income taxes	62,136	38,792	(938)	99,990

Three Months Ended April 30, 2011:
Net sales	$377,609	$216,956	$—	$594,565
Earnings before income taxes	56,469	33,074	(7,727)	81,816

Nine Months Ended April 30, 2012:
Net sales	$1,171,600	$664,815	$—	$1,836,415
Earnings before income taxes	170,432	103,688	(5,694)	268,426
Assets	879,228	534,686	340,359	1,754,273

Nine Months Ended April 30, 2011:
Net sales	$1,042,500	$626,079	$—	$1,668,579
Earnings before income taxes	149,123	92,236	(19,579)	221,780
Assets	843,450	503,962	394,395	1,741,807

          The above table includes $0.7 million of restructuring expenses in the Industrial Products segment for the nine months ended April 30, 2011.

          There were no Customers over 10 percent of net sales for the three or nine months ended April 30, 2012 and 2011. There were no Customers over 10 percent of gross accounts receivable as of April 30, 2012 and 2011.

Note H – Goodwill and Other Intangible Assets

          Goodwill is assessed for impairment between annual assessments whenever events or circumstances make it more likely than not that an impairment may have occurred. The Company’s most recent annual impairment assessment for goodwill was completed during the third quarter of Fiscal 2012. The results of this assessment showed that the fair values of the reporting units to which goodwill is assigned continue to exceed the book values of the respective reporting units, resulting in no goodwill impairment. Following is a reconciliation of goodwill for the nine months ended April 30, 2012 (thousands of dollars):

	Engine Products	Industrial Products	Total Goodwill
Balance as of July 31, 2011	$72,966	$98,775	$171,741
Foreign exchange translation	(688)	(4,450)	(5,138)
Balance as of April 30, 2012	$72,278	$94,325	$166,603

          As of April 30, 2012, other intangible assets were $48.3 million, a $5.2 million decrease from the balance of $53.5 million at July 31, 2011. The decrease in other intangible assets is due to amortization of existing assets of $4.3 million and a $0.9 million decrease due to foreign exchange translation. There were no intangible asset additions during the nine months ended April 30, 2012.

Note I – Guarantees

          The Company and Caterpillar Inc. equally own the shares of Advanced Filtration Systems Inc. (AFSI), an unconsolidated joint venture, and guarantee certain debt of the joint venture. As of April 30, 2012 the joint venture had $22.7 million of outstanding debt, of which the Company guarantees half. For the three and nine months ended April 30, 2012, the Company recorded $0.6 million and $1.4 million of earnings for this equity method investment, respectively. The Company recorded $0.3 million and $1.2 million of earnings for this equity method investment during the three and nine months ended April 30, 2011, respectively. During the three and nine months ended April 30, 2012 and 2011, the Company also recorded royalty income of $1.4 million and $4.6 million, respectively, and $1.4 million and $4.7 million, respectively, related to AFSI.

          At April 30, 2012, the Company had a contingent liability for standby letters of credit totaling $10.9 million that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of insurance contract terms or other commercial contract terms as detailed in each letter of credit. At April 30, 2012, there were no amounts drawn upon these letters of credit.

Note J – Warranty

          The Company estimates warranty costs using quantitative measures based on historical warranty claim experience and evaluation of specific Customer warranty issues. Following is a reconciliation of warranty reserves for the nine months ended April 30, 2012 and 2011 (thousands of dollars):

	April 30,
	2012	2011
Balance at beginning of year	$19,720	$15,707
Accruals for warranties issued during the reporting period	4,188	5,175
Adjustments related to pre - existing warranties (including changes in estimates)	(1,416)	5,981
Less settlements made during the period	(7,841)	(8,347)
Balance at end of period	$14,651	$18,516

          The prior year increase in warranty accruals was primarily due to three specific warranty matters: one in the Company’s Retrofit Emissions Products group for $3.0 million, one in the Company’s Off-Road Products group for $1.8 million, and one in the On-Road Products group for $3.8 million. These warranty accruals were partially offset by supplier and insurance recoveries of $3.8 million. These warranty matters are not expected to have a material impact on our results of operations, liquidity or financial position. The settlements made during the nine months ended April 30, 2012 were primarily in relation to the three above mentioned matters.

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

          Net periodic pension costs for the Company’s pension plans include the following components (thousands of dollars):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Net periodic cost:
Service cost	$3,870	$4,077	$11,630	$12,151
Interest cost	4,866	4,872	14,607	14,533
Expected return on assets	(7,057)	(6,920)	(21,115)	(20,616)
Transition amount amortization	54	58	165	167
Prior service cost amortization	127	119	382	347
Actuarial loss amortization	1,393	839	4,274	2,491
Net periodic benefit cost	$3,253	$3,045	$9,943	$9,073

          The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. For the nine months ended April 30, 2012, the Company made contributions of $7.4 million to its non-U.S. pension plans and $15.4 million to its U.S. pension plans. The Company does not currently plan to make any additional contributions to its U.S. pension plans in Fiscal 2012. The Company currently estimates that it will contribute an additional $5.8 million to its non-U.S. pension plans during the remainder of Fiscal 2012.

Note L – Financial Instruments

          The Company uses forward exchange contracts to manage its exposure to fluctuations in foreign exchange rates. The Company enters into forward exchange contracts of generally less than one year to hedge forecasted transactions between its subsidiaries and to reduce potential exposure related to fluctuations in foreign exchange rates for existing recognized assets and liabilities. It also utilizes forward exchange contracts for anticipated intercompany and third-party transactions such as purchases, sales, and dividend payments denominated in local currencies. Forward exchange contracts are designated as cash flow hedges as they are designed to hedge the variability of cash flows associated with the underlying existing recognized or anticipated transactions. Changes in the value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) in shareholders’ equity until earnings are affected by the variability of the underlying cash flows. At that time, the applicable amount of gain or loss from the derivative instrument that is deferred in shareholders’ equity is reclassified to earnings. Effectiveness is measured using spot rates to value both the hedge contract and the hedged item. The excluded forward points, as well as any ineffective portions of hedges, are recorded in earnings through the same line as the underlying transaction. During the first nine months of Fiscal 2012, $0.8 million of losses were recorded due to hedge ineffectiveness.

          These unrealized losses and gains are reclassified, as appropriate, when earnings are affected by the variability of the underlying cash flows during the term of the hedges. The Company expects to record $0.3 million of net deferred gains from these forward exchange contracts during the next 12 months.

          The impact on accumulated other comprehensive income (loss) and earnings from foreign exchange contracts that qualified as cash flow hedges for the nine months ended April 30, 2012 and 2011 was as follows (thousands of dollars):

	April 30,
	2012	2011
Net carrying amount at beginning of year	$241	$(660)
Cash flow hedges deferred in other comprehensive income	1,793	(425)
Cash flow hedges reclassified to income (effective portion)	(1,938)	1,048
Change in deferred taxes	169	(218)
Net carrying amount at April 30	$265	$(255)

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

          The following summarizes the Company’s fair value of outstanding derivatives at April 30, 2012 and July 31, 2011, on the Consolidated Balance Sheets (thousands of dollars):

	April 30, 2012	July 31, 2011
Asset derivatives recorded under the caption Prepaids and other current assets
Foreign exchange contracts	$874	$945
Liability derivatives recorded under the caption Other current liabilities
Foreign exchange contracts	$409	$1,470

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

	Significant Other Observable Inputs (Level 2)*
	April 30, 2012	July 31, 2011
Forward exchange contracts - net asset (liability) position	$465	$(525)

________________

*	Inputs to the valuation methodology of level 2 assets include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

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

Note O – Income Taxes

          The effective tax rate for the three and nine months ended April 30, 2012 was 29.0 percent and 28.0 percent, respectively. The effective tax rate for the three and nine months ended April 30, 2011 was 24.5 percent and 28.1 percent, respectively. The three months ending April 30, 2012 included $1.8 million of tax benefits primarily from a statute of limitations expiration, while the three months ending April 30, 2011 included $3.5 million of tax benefits primarily from the expiration of some statutes of limitations and the favorable conclusions of tax audits in various jurisdictions. Both the current year and prior year’s nine month period include tax benefits due to favorable settlements of tax audits of $4.3 million and $2.7 million, respectively. Without consideration of discrete items, the estimated annual effective tax rate of 30.5 percent is higher than the prior year rate of 29.5 percent mainly due to the mix of earnings between tax jurisdictions.

          The Company’s uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. The following tax years, in addition to the current year, remain subject to examination, at least for certain issues, by the major tax jurisdictions indicated:

Major Jurisdictions	Open Tax Years
Belgium	2010 through 2011
China	2001 through 2011
France	2009 through 2011
Germany	2009 through 2011
Italy	2003 through 2011
Japan	2009 through 2011
Mexico	2006 through 2011
Thailand	2005 through 2011
United Kingdom	2010 through 2011
United States	2011

          At April 30, 2012, the total unrecognized tax benefits were $16.3 million, and accrued interest and penalties on these unrecognized tax benefits were $1.3 million. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. If the Company were to prevail on all unrecognized tax benefits recorded, substantially all of the unrecognized tax benefits would benefit the effective tax rate. With an average statute of limitations of about 5 years, up to $2.0 million of the unrecognized tax benefits could potentially reverse in the next 12 month period, unless extended by audit. It is possible that quicker than expected settlement of either current or future audits and disputes would cause additional reversals of previously recorded reserves in the next 12 month period. Currently, the Company has approximately $0.2 million of unrecognized tax benefits that are in dispute with various taxing authorities related to transfer pricing and deductibility of expenses. Quantification of an estimated range and timing of future audit settlements cannot be made at this time.

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

          Restructuring expense detail for the three and nine months ended April 30, 2012 and 2011 is summarized as follows (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Cost of sales	$—	$—	$—	$20
Operating expenses	—	—	—	739
Total restructuring expenses	$—	$—	$—	$759

Note Q – New Accounting Standards

          In June 2011, the FASB updated the disclosure requirements for comprehensive income. The updated guidance requires companies to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance is effective for the Company beginning in the first quarter of Fiscal 2013. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company’s consolidated financial statements. In December 2011, the FASB issued updated guidance to delay the effective date of certain provisions that relate to reclassification items until such time as the FASB has time to re-deliberate the presentation of those items.

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

Overview

          The Company reported diluted net earnings per share of $0.46 for the third quarter of Fiscal 2012, up from $0.39 in the third quarter of the prior year. Net earnings for the quarter were $70.9 million, compared to $61.8 million in the third quarter of the prior year. The Company reported sales in the third quarter of Fiscal 2012 of $647.2 million, an increase of 8.9 percent from $594.6 million in the third quarter of the prior year. The impact of foreign currency translation decreased reported sales by 2.0 percent in the quarter compared to the prior year quarter.

          The continued strength in many of the Company’s mid-cycle businesses and the beginning of the recovery of late-cycle Gas Turbine Products, combined with an ongoing focus on emerging markets growth across the Company, increased sales in both its Engine and Industrial Products’ segments. Sales in the Company’s Engine and Industrial Products’ segments increased 7.8 percent and 10.7 percent, respectively, from the prior year’s quarter.

          Operating margin improved to 15.2 percent compared to 14.0 percent in the prior year quarter due to a combination of increased operating leverage in the Company’s plants and distribution centers, the focus on effective execution in support of Customers and the benefits of the Company’s ongoing Continuous Improvement initiatives. The Company was also cautious in the pace at which it added to its fixed operating expenses due to ongoing global economic security.

Results of Operations

          Sales in the U.S. increased $37.6 million or 15.1 percent compared to the third quarter of the prior year. Total international sales increased $15.1 million or 4.4 percent in the third quarter compared to the third quarter of the prior year. Sales in Asia increased $13.4 million or 10.0 percent, sales in Latin America increased $2.8 million or 10.7 percent, and sales in Europe increased $0.8 million or 0.5 percent, for the third quarter of Fiscal 2012 as compared to the third quarter of the prior year period. Translated at constant exchange rates, total international sales increased 7.7 percent from the same period in the prior year. For the nine month period ended April 30, 2012, sales in the U.S. increased $107.4 million or 15.5 percent from the prior year and total international sales increased $60.5 million or 6.2 percent from the prior year. Sales in Europe increased $28.4 million or 6.1 percent, sales in Asia increased $23.6 million or 6.0 percent, and sales in Latin America increased $13.1 million or 18.5 percent, for the nine month period ended April 30, 2012 as compared to the prior year. Translated at constant exchange rates, total international sales increased 6.4 percent from the prior year.

          The impact of foreign currency translation during the third quarter of Fiscal 2012 decreased net sales by $11.6 million, or 2.0 percent, from the prior year third quarter. The impact of foreign currency translation on the year-to-date results as of the end of the third quarter of Fiscal 2012 decreased net sales by $2.4 million, or 0.1 percent. Worldwide sales for the third quarter of Fiscal 2012, excluding the impact of foreign currency translation, increased 10.8 percent from the third quarter of the prior year and 10.2 percent year-to-date over the prior year. The impact of foreign currency translation decreased net earnings by $0.9 million, or 1.5 percent, and decreased net earnings by $0.2 million, or 0.1 percent, for the three and nine month periods ended April 30, 2012, respectively.

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

          Following is a reconciliation to the most comparable U.S. GAAP financial measure of these non-U.S. GAAP financial measures (thousands of dollars):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Net sales, excluding foreign currency translation	$658,886	$577,858	$1,838,846	$1,659,088
Foreign currency translation	(11,649)	16,707	(2,431)	9,491
Net sales	$647,237	$594,565	$1,836,415	$1,668,579

Net earnings, excluding foreign currency translation	$71,844	$59,991	$193,474	$157,423
Foreign currency translation	(898)	1,820	(154)	2,101
Net earnings	$70,946	$61,811	$193,320	$159,524

          Gross margin was 35.3 percent for the quarter and 35.1 percent year-to-date, compared to prior year margins of 35.2 percent for both the quarter and year-to-date periods. Approximately 100 basis points of the increase in the quarter was due to benefits from the Company’s ongoing Continuous Improvement initiatives and improved absorption of fixed costs compared to last year’s third quarter. These increases were partially offset by slightly higher commodity costs and a less favorable sales mix.

          Purchased raw materials generally represent approximately 60 to 65 percent of the Company’s cost of sales. Of that amount, steel, including fabricated parts, represents approximately 25 percent. Filter media represents approximately 15 to 20 percent and the remainder is primarily made up of petroleum based products and other components. The cost the Company paid for steel during the three months ended April 30, 2012, varied by grade, but in aggregate it was up over 10 percent in the United States compared to the previous year quarter with a lesser impact at our other locations. The Company’s cost of filter media also varies by type but it increased approximately 3 to 5 percent in aggregate from the prior year quarter and petroleum based products were generally flat over the prior year quarter. Currently, the market prices for steel and filter media are showing some moderation while petroleum based products have not shown any significant changes. The Company enters into selective supply arrangements with certain of our steel suppliers that allow us to reduce volatility in the Company’s costs. The Company currently has steel purchase arrangements in the United States with durations ranging from three months to nine months. Approximately 70 percent of our future United States purchases are subject to three to six month arrangements. The Company believes these arrangements will help keep steel prices fairly stable at current levels through July 2012. The Company does strive to recover or offset material cost increases through selective price increases to its Customers and the Company’s Continuous Improvement initiatives, which include material substitutions, process improvements, and product redesigns.

          Operating expenses were $129.8 million for the quarter, up 3.2 percent from $125.8 million in the prior year period. As a percent of sales, operating expenses for the third quarter were 20.1 percent of sales, down from 21.2 percent of sales during the prior year quarter due to increased leverage of fixed costs due to higher sales levels, partially offset by selective investments the Company has made to support its strategic growth initiatives. Operating expenses year-to-date were $380.4 million, or 20.7 percent of sales, compared to $361.5 million, or 21.7 percent of sales, in the prior year. The prior year nine month period included $0.8 million of restructuring charges, versus none in the current year.

          Other income for the third quarter of Fiscal 2012 totaled $4.3 million, compared to $1.4 million in the third quarter of the prior year. The increase for the third quarter was driven by an increase in foreign exchange gains of $2.2 million, an increase in interest income of $0.4 million, an increase of $0.3 million in royalty income, and a $0.3 million increase in income from unconsolidated affiliates. These increases were partially offset by other miscellaneous net expenses of $0.3 million. Year-to-date other income totaled $13.8 million compared to $6.0 million reported in the prior year. The increase was driven by an increase in foreign exchange gains of $6.2 million, an increase of $1.2 million in interest income, an increase of $0.3 million in income from unconsolidated affiliates, and an increase of $0.3 million in royalty income. These increases were partially offset by other miscellaneous net expenses of $0.2 million.

          The effective tax rate for the three and nine months ended April 30, 2012 was 29.0 percent and 28.0 percent, respectively. The effective tax rate for the three and nine months ended April 30, 2011 was 24.5 percent and 28.1 percent, respectively. The three months ending April 30, 2012 included $1.8 million of tax benefits primarily from a statute of limitations expiration, while the three months ending April 30, 2011 included $3.5 million of tax benefits primarily from the expiration of some statutes of limitations and the favorable conclusions of tax audits in various jurisdictions. Both the current year and prior year’s nine month period include tax benefits due to favorable settlements of tax audits of $4.3 million and $2.7 million, respectively. Without consideration of discrete items, the estimated annual effective tax rate of 30.5 percent is higher than the prior year rate of 29.5 percent mainly due to the mix of earnings between tax jurisdictions.

Operations by Segment

          Following is financial information for the Company’s Engine Products and Industrial Products segments. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, and interest income and expense. Segment detail is summarized as follows (thousands of dollars):

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company
Three Months Ended April 30, 2012:
Net sales	$407,041	$240,196	$—	$647,237
Earnings before income taxes	62,136	38,792	(938)	99,990

Three Months Ended April 30, 2011:
Net sales	$377,609	$216,956	$—	$594,565
Earnings before income taxes	56,469	33,074	(7,727)	81,816

Nine Months Ended April 30, 2012:
Net sales	$1,171,600	$664,815	$—	$1,836,415
Earnings before income taxes	170,432	103,688	(5,694)	268,426
Assets	879,228	534,686	340,359	1,754,273

Nine Months Ended April 30, 2011:
Net sales	$1,042,500	$626,079	$—	$1,668,579
Earnings before income taxes	149,123	92,236	(19,579)	221,780
Assets	843,450	503,962	394,395	1,741,807

          Following are net sales by product category within the Engine Products and Industrial Products segments (thousands of dollars):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Engine Products segment:
Off-Road Products	$100,307	$90,174	$281,450	$236,672
On-Road Products	42,133	30,924	124,134	88,726
Aftermarket Products*	231,298	223,284	672,265	625,042
Retrofit Emissions Products	4,038	6,033	13,326	14,288
Aerospace and Defense Products	29,265	27,194	80,425	77,772
Total Engine Products segment	407,041	377,609	1,171,600	1,042,500

Industrial Products segment:
Industrial Filtration Solutions Products	136,082	126,226	401,522	369,009
Gas Turbine Products	51,036	44,231	123,628	114,607
Special Applications Products	53,078	46,499	139,665	142,463
Total Industrial Products segment	240,196	216,956	664,815	626,079

Total Company	$647,237	$594,565	$1,836,415	$1,668,579

________________

*	Includes replacement part sales to the Company’s OEM Engine Products Customers.

Engine Products Segment For the third quarter of Fiscal 2012, worldwide Engine Products sales were $407.0 million, an increase of 7.8 percent from $377.6 million in the third quarter of the prior year. Sales in the U.S. increased by 12.2 percent compared to the same period in the prior year and international sales increased by 3.8 percent as discussed below. The impact of foreign currency translation during the third quarter of Fiscal 2012 decreased sales by $7.7 million, or 2.0 percent. Earnings before income taxes as a percentage of sales of 15.3 percent increased from 15.0 percent in the prior year period. The increase in earnings before income taxes as a percentage of sales for the current fiscal quarter was driven by sales growth, better leverage of fixed costs and savings from the Company’s ongoing Continuous Improvement initiatives, partially offset by a less favorable product mix compared to the prior year period. Year-to-date worldwide net sales were $1,171.6 million, an increase of 12.4 percent from $1,042.5 million in the prior year. International Engine Products sales increased 11.1 percent and sales in the United States increased 13.8 percent from the prior year on a year-to-date basis. The impact of foreign currency translation on the year-to-date results as of the end of the third quarter of Fiscal 2012 decreased sales by $3.0 million, or 0.3 percent. Year-to-date earnings before income taxes as a percentage of Engine Products segment sales of 14.5 percent increased from 14.3 percent in the prior year. The percentage earnings improvement for the nine months ended April 30, 2012, was driven by better absorption of fixed costs due to improved volumes and ongoing Continuous Improvement initiatives, partially offset by a less favorable product mix compared to prior year periods.

          Worldwide sales of Off-Road Products in the current quarter were $100.3 million, an increase of 11.2 percent from $90.2 million in the third quarter of the prior year. U.S. sales of Off-Road Products increased 16.4 percent. International sales were up 7.9 percent from the third quarter of the prior year with increases in Asia and Europe of 9.7 percent and 5.2 percent, respectively. Year-to-date worldwide Off-Road Products sales totaled $281.5 million, an increase of 18.9 percent from $236.7 million in the prior year. Year-to-date sales of Off-Road Products increased 20.0 percent in the United States and increased 18.2 percent internationally over the prior year. For the three and nine months ended April 30, 2012, the sales increases were driven by higher demand for agriculture and mining equipment, continued strength of commodity prices, and improved sales of heavy construction equipment, which was due to increased global infrastructure spending, especially in the developing economies.

          Worldwide sales of On-Road Products in the current quarter were $42.1 million, an increase of 36.2 percent from $30.9 million in the third quarter of the prior year. International On-Road Products sales increased by 30.5 percent, driven by an increase in sales of 59.1 percent in Asia, while sales in Europe decreased 7.3 percent. The sales decrease in Europe was primarily the result of unfavorable exchange rates. Sales increased in the U.S. by 39.9 percent over the prior year quarter. Year-to-date worldwide On-Road Products sales totaled $124.1 million, an increase of 39.9 percent from $88.7 million in the prior year. International On-Road Products sales increased 23.8 percent from the prior year on a year-to-date basis. On-Road Products sales in the United States increased 52.3 percent from the prior year on a year-to-date basis. For the three and nine months ended April 30, 2012, the sales increases were a result of an increase in North American Customer truck build rates, higher content per truck, and a slightly improved global market position. In general, the industry is experiencing higher truck build rates, although Europe has slowed. According to published industry data, North American class 8 truck build rates increased 59.4 percent and medium duty truck build rates increased 22.4 percent over the prior year quarter.

          Worldwide sales of Aftermarket Products in the third quarter were $231.3 million, an increase of 3.6 percent from $223.3 million in the third quarter of the prior year. U.S. Aftermarket Products sales increased 8.8 percent. International sales were relatively flat compared to the prior year quarter, primarily a result of increased sales in Asia of 3.9 percent which was offset by a decrease of 5.1 percent in Europe, due to unfavorable exchange rates. Year-to-date worldwide Aftermarket Products sales totaled $672.3 million, an increase of 7.6 percent from $625.0 million in the prior year. Year-to-date Aftermarket Products sales increased 7.9 percent in the United States and 7.3 percent internationally over the prior year. For the three and nine months ended April 30, 2012, the sales increases in the U.S. and internationally were attributable to improved On-Road and Off-Road equipment utilization rates from a year ago, the Company’s increased distribution capabilities and improved market position, and the continued increase in the percentage of equipment in the field that uses the Company’s proprietary filtration systems. These increases were slightly offset by softness in the European and Chinese economies which began in the second quarter of Fiscal 2012.

          Sales of Retrofit Emissions Products in the third quarter were $4.0 million, a decrease of 33.1 percent from $6.0 million in the third quarter of the prior year. The Company’s Retrofit Emissions Products sales are solely in the U.S. Year-to-date Retrofit Emissions Products sales were $13.3 million, a decrease of 6.7 percent compared to $14.3 million in the prior year. The product is highly dependent on government regulation and funding availability, which has impacted sales.

          Worldwide sales of Aerospace and Defense Products were $29.3 million, an increase of 7.6 percent from $27.2 million in the third quarter of the prior year. Internationally, sales of Aerospace and Defense Products increased 2.0 percent over the prior year. Sales in the United States increased 9.3 percent over the prior year. Year-to-date, worldwide Aerospace and Defense Products sales totaled $80.4 million, an increase of 3.4 percent from $77.8 million in the prior year. Year-to-date sales of Aerospace and Defense Products increased 4.5 percent in the United States and decreased 0.3 percent internationally over the prior year. The international sales decrease is primarily due to unfavorable exchange rates in Europe. For the three and nine months ended April 30, 2012, the sales increases were due to improvements in Aerospace Products demand which was offset by a continued slowdown in U.S. military activity.

Industrial Products Segment For the current quarter, worldwide sales in the Industrial Products segment were $240.2 million, an increase of 10.7 percent from $217.0 million in the third quarter of the prior year. Third quarter international Industrial Products sales were up 5.1 percent compared to the same period in the prior year, and sales in the U.S. increased by 22.1 percent. The impact of foreign currency translation during the third quarter decreased sales by $4.0 million, or 1.8 percent. Earnings before income taxes as a percentage of sales for the third quarter of Fiscal 2012 of 16.2 percent increased from 15.2 percent in the prior year period. The earnings percentage increase for the third quarter was driven by better leverage of fixed costs due to higher sales levels and ongoing Continuous Improvement initiatives. Year-to-date worldwide net sales were $664.8 million, up 6.2 percent from $626.1 million in the prior year. International Industrial Products sales remained relatively flat, with an increase of 0.1 percent while sales in the United States increased 19.8 percent from the prior year on a year-to-date basis. The impact of foreign currency translation on the year-to-date results increased sales by $0.6 million, or 0.1 percent. Year-to-date earnings before income taxes as a percentage of Industrial Products segment sales of 15.6 percent increased from 14.7 percent in the prior year. The improvement in earnings as a percentage of sales over the prior year for the nine months ended April 30, 2012, was driven by better leverage of fixed operating costs, better plant utilization, and better execution on larger projects, which was partially offset by the impact of the floods in Thailand. In addition, the Industrial Products segment did not incur any restructuring expenses year-to-date as compared to $0.7 million in the prior year.

          Worldwide sales of Industrial Filtration Solutions Products in the current quarter were $136.1 million, an increase of 7.8 percent from $126.2 million in the prior year. International sales increased 3.0 percent from the prior year period, with Asia sales increasing 5.4 percent and Europe sales increasing 3.0 percent, partially offset by a decrease in South Africa. Sales in the U.S. increased 18.2 percent from the prior year quarter. The increased sales were due to increased manufacturing activity, higher investment in new capital equipment by manufacturing end users, and the continued strengthening of replacement filter sales due to increased utilization of existing equipment. North American general industrial activity continues to remain strong. Year-to-date worldwide sales of Industrial Filtration Solutions were $401.5 million, up 8.8 percent from $369.0 million in the prior year. International Industrial Filtration Solutions sales increased 4.6 percent from the prior year on a year-to-date basis. Sales in the United States increased 17.6 percent from the prior year on a year-to-date basis. For the nine months ended April 30, 2012, the Company continued to experience improved market conditions for its Industrial Filtration Solutions resulting in continued strong demand for the Company’s industrial dust collectors and replacement parts. The externally published durable goods index in the United States increased 7.8 percent during the third quarter of Fiscal 2012 as compared to last year.

          Worldwide sales of the Company’s Gas Turbine Products in the third quarter were $51.0 million, an increase of 15.4 percent compared to sales of $44.2 million in the prior year quarter. Gas Turbine Products sales are typically large systems and, as a result, the Company’s shipments and revenues fluctuate from period to period. The sales increase for the three months ended April 30, 2012 was due to increased shipments of large air filtration systems, combined with an increase in aftermarket sales for replacement filters. Year-to-date worldwide Gas Turbine Products sales were $123.6 million, an increase of 7.9 percent from $114.6 million in the prior year. Sales of large Gas Turbine Products for power generation were stable for the first six months of Fiscal 2012 before increasing in the current quarter, while additional demand for the Company’s smaller systems used in oil and gas applications and overall replacement filters increased each quarter for the nine months ended April 30, 2012.

          Worldwide sales of Special Application Products were $53.1 million in the third quarter of Fiscal 2012, an increase of 14.1 percent from $46.5 million in the prior year quarter. International sales increased by 16.2 percent from the prior year period. Sales increased in the United States by 4.7 percent. For the three months ended April 30, 2012 the sales increases were driven by increased demand for products serving disk drive, membrane, imaging, and venting applications. Year-to-date worldwide Special Application Products sales were $139.7 million, a decrease of 2.0 percent from $142.5 million in the prior year. The sales decline was due to a decrease in the Company’s hard disk drive filter sales as a result of the flooding in Thailand in the second half of calendar 2011. Although the Company’s Thailand facilities were not damaged by the floods, production at its filter plants was reduced in response to a slowdown in demand from the Company’s hard disk drive Customers due to shortages of other critical drive components in their supply chains. Customer order volumes recovered during the Company’s third fiscal quarter.

Liquidity and Capital Resources

          During the current fiscal year, $182.4 million of cash was generated from operating activities, compared with $168.5 million in the first nine months of the prior year. The prior year operating cash flows had significant increases in accounts payable due to heavy purchasing volumes at that time, whereas the current year saw a decrease in accounts payable as the purchasing has stabilized to more normal levels.

          The Company’s inventory balance was $265.5 million as of April 30, 2012 as compared to $271.5 million as of July 31, 2011. Excluding the impact of foreign exchange fluctuations, inventories increased $6.7 million. This increase was a result of our expansion of distribution capabilities in developing regions as well as gas turbine projects that are being constructed but are not yet ready for shipment, resulting in increases in our inventory balances in local currencies.

          The Company’s account receivable balance was $453.5 million as of April 30, 2012 as compared to $445.7 million as of July 31, 2011. Excluding the impact of foreign exchange fluctuations, accounts receivable increased $23.8 million. This increase was driven by the increase in the Company’s sales.

          In the first nine months of Fiscal 2012, operating cash flows, cash on hand, and a $70.5 million increase in short-term borrowings were used to repurchase 3,012,239 shares of the Company’s common stock for $82.6 million, to make $46.1 million of long-term debt repayments, to make $58.0 million in capital investments, and to pay $34.3 million in dividends. In addition, $119.9 million of cash on hand was invested in short-term investments. For additional information regarding share repurchases see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

          At the end of the third quarter, the Company held $189.0 million in cash and cash equivalents, down from $273.5 million at July 31, 2011. Short-term debt totaled $83.6 million, up from $13.1 million at July 31, 2011. The amount of unused lines of credit as of April 30, 2012 was approximately $451.8 million. Current maturities of long-term debt of $2.3 million at quarter end decreased from $47.9 million at July 31, 2011 as a result of two principal payments, one for $30.0 million on an unsecured senior note and the second payment of $15.5 million for a guaranteed senior note. Long-term debt of $203.6 million at April 30, 2012 decreased from $205.7 million at July 31, 2011. Long-term debt represented 16.9 percent of total long-term capital, defined as long-term debt plus total shareholders’ equity, compared to 18.0 percent at July 31, 2011.

          Nearly all of the Company’s cash and cash equivalents are held by its foreign subsidiaries, as over half of the Company’s earnings occur outside the U.S. These funds are considered permanently reinvested outside the U.S., and will only be repatriated when it is tax effective to do so, as the cash generated from U.S. operations is sufficient for the U.S. cash needs. If additional cash were required for the Company’s operations in the U.S., it may be subject to additional U.S. taxes if funds were repatriated from certain foreign subsidiaries.

          The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. For the nine months ended April 30, 2012, the Company made contributions of $7.4 million to its non-U.S. pension plans and $15.4 million to its U.S. pension plans. The Company does not currently plan to make any additional contributions to its U.S. pension plans in Fiscal 2012. The Company currently estimates that it will contribute an additional $5.8 million to its non-U.S. pension plans during the remainder of Fiscal 2012.

          The following table summarizes the Company’s contractual obligations as of April 30, 2012 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$200,664	$—	$100,664	$—	$100,000
Capital lease obligations	894	463	431	—	—
Interest on long-term debt obligations	42,262	11,197	16,680	10,960	3,425
Operating lease obligations	25,174	10,911	11,459	2,309	495
Purchase obligations (1)	297,204	291,640	4,532	806	226
Pension and deferred compensation (2)	78,659	5,091	10,555	10,287	52,726
Total (3)	$644,857	$319,302	$144,321	$24,362	$156,872

________________

(1)	Purchase obligations consist primarily of inventory, tooling, contract employment services, and capital expenditures. The Company’s purchase orders for inventory are based on expected Customer demand, and quantities and dollar volumes are subject to change.

(2)	Pension and deferred compensation consists of long-term pension liabilities and salary and bonus deferrals elected by certain executives under the Company’s deferred compensation plan. Deferred compensation balances earn interest based on a treasury bond rate as defined by the plan (10 year treasury bond STRIP rate plus two percent for deferrals prior to January 1, 2011 and 10 year treasury bond rates for deferrals after December 31, 2010) and approved by the Human Resources Committee of the Board of Directors, and are payable at the election of the participants.

(3)	In addition to the above contractual obligations, the Company may be obligated for additional cash outflows of $17.6 million of potential tax obligations, including accrued interest and penalties. The payment and timing of any such payments is affected by the ultimate resolution of the tax years that are under audit or remain subject to examination by the relevant taxing authorities.

          At April 30, 2012, the Company had a contingent liability for standby letters of credit totaling $10.9 million that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of insurance contract terms or other commercial contract terms as detailed in each letter of credit. At April 30, 2012, there were no amounts drawn upon these letters of credit.

          The Company has approximately $451.8 million of unused lines of credit as of April 30, 2012. Of these, the most significant is a five-year, multi-currency revolving facility with a group of banks under which the Company may borrow up to $250 million. This facility expires on April 2, 2013. As of April 30, 2012, there was $65.0 million of borrowings under this facility. The multi-currency revolving facility contains debt covenants specifically related to maintaining a certain interest coverage ratio and a certain leverage ratio as well as other covenants that under certain circumstances can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, create liens, and sell assets. As of April 30, 2012, the Company was in compliance with all such covenants. The Company expects to remain in compliance with these covenants.

          Certain note agreements contain debt covenants related to limitations on indebtedness and interest expense. As of April 30, 2012, the Company was in compliance with all such covenants. The Company expects to remain in compliance with these covenants.

          The Company believes that, collectively, the present capital resources, internally generated funds, and unused financing sources are adequate to meet cash requirements for the next 12-month period, as the Company expects to continue to generate positive cash flows from operations.

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

Outlook

•

The Company is forecasting its total Fiscal 2012 sales to be approximately $2.5 billion, or up about 9 percent from the prior year. The Company’s current forecast is based on forecasted rates for the Euro at US$1.28 and 80 Yen to the US$. With the recent depreciation of the Euro again the US$, the Company sees foreign currency translation to be a headwind for the balance of the fiscal year.

•	The Company is forecasting its full year operating margin to be 14.2 to 14.8 percent.

•	The full year Fiscal 2012 tax rate is projected to be between 28 and 29 percent.

•	The Company projects that cash generated by operating activities in Fiscal 2012 will be between $260 and $280 million. Capital spending is estimated to be between $75 and $80 million.

Engine Products Segment – The Company is forecasting its full year Engine Product sales to increase 8 to 10 percent, including the impact of foreign currency translation.

•

The Company anticipates sales to its Off-Road and On-Road OEM Customers to remain strong through the remainder of FY12. The Company also expects to continue to benefit from increased market share on its Customers’ new Tier IV equipment platforms.

•

Aftermarket Products’ sales are expected to increase moderately based on current utilization rates for both off-road equipment and on-road heavy trucks. The Company also expects to benefit as it continues to expand in the emerging economies and from the increasing number of systems installed in the field with the Company’s proprietary filtration systems, including PowerCore®.

•

The Company expects its Aerospace and Defense Products’ sales to be level with the prior year as the continued slowdown in military spending is anticipated to be offset by increased commercial aerospace sales.

Industrial Products Segment – The Company forecasts its full year Industrial Product sales to increase 8 to 10 percent, including the impact of foreign currency translation.

•

Industrial Filtration Solutions’ sales are projected to increase 7 to 10 percent assuming a continuing improvement in general manufacturing activity in the U.S., slowly improving conditions in Asia, and forecasted strong fourth quarter project shipments in Europe.

•

The Company anticipates that its Gas Turbine Products’ sales will be up 17 to 20 percent due to the recent improvement in the large turbine power generation market and ongoing strength in the oil and gas market segment. The Company has a strong schedule of fourth quarter project shipments to its Customers.

•

Special Applications Products’ sales are projected to be level with the prior year as growth in the Company’s membrane and venting product sales should offset the reduction in the disk drive filter sales related to the floods in Thailand last fall.

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

          Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. In addition, the Company wishes to advise readers that the factors listed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended July 31, 2011, as well as other factors, could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed. These factors include, but are not limited to, risks associated with: world economic factors and the ongoing economic uncertainty, the reduced demand for hard disk drive products with the increased use of flash memory, the potential for some Customers to increase their reliance on their own filtration capabilities, currency fluctuations, commodity prices, political factors, the Company’s international operations, highly competitive markets, governmental laws and regulation, including the impact of the various economic stimulus and financial reform measures, the implementation of our new information technology systems, potential global events resulting in market instability including financial bailouts and defaults of sovereign nations, political changes, military and terrorist activities, health outbreaks, natural disasters, and other factors included in Item 1A of the Company’s Annual Report on Form 10-K for the year ended July 31, 2011. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

          There have been no material changes in the reported market risk of the Company since July 31, 2011. See further discussion of these market risks in the Company’s Annual Report on Form 10-K for the year ended July 31, 2011.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report (the Evaluation Date), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with such evaluation during the fiscal quarter ended April 30, 2012, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

          The Company has reached a preliminary agreement to settle the class action lawsuits filed in 2008 alleging that 12 filter manufacturers, including the Company, engaged in a conspiracy to fix prices, rig bids, and allocate U.S. Customers for aftermarket automotive filters. The U.S. cases have been consolidated into a single multi-district litigation in the Northern District of Illinois. The Company denies any liability and has vigorously defended the claims raised in these lawsuits. The settlement will fully resolve all claims brought against the Company in the lawsuits and the Company does not admit any liability or wrongdoing. The settlement, is still subject to Court approval and will not have a material impact on the Company’s financial position, results of operations or liquidity.

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

Repurchases of Equity Securities

          The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended April 30, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1 - February 29, 2012	480	$37.10	—	7,310,158
March 1 - March 31, 2012	11,606	$37.25	—	7,310,158
April 1 - April 30, 2012	264,188	$34.53	261,213	7,048,945
Total	276,274	$34.65	261,213	7,048,945

Note: the above table reflects the impact of the two-for-one stock split that occurred on March 23, 2012.

________________

(1)	On March 26, 2010, the Company announced that the Board of Directors authorized the repurchase of up to 16.0 million shares of common stock. This repurchase authorization, which is effective until terminated by the Board of Directors, replaced the existing authority that was authorized on March 31, 2006. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the quarter ended April 30, 2012. However, the “Total Number of Shares Purchased” column of the table above includes 15,061 previously owned shares tendered by option holders in payment of the exercise price of options during the quarter. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of exercising stock options or payment of equity-based awards.

Item 6.	Exhibits

*3-A – Restated Certificate of Incorporation of Registrant as currently in effect (Filed as Exhibit 3-A to Form 10-Q Report for the Second Quarter ended January 31, 2012)

*3-B – Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Registrant, dated as of March 3, 2006 (Filed as Exhibit 3-B to 2011 Form 10-K Report)

*3-C – Amended and Restated Bylaws of Registrant (as of January 30, 2009) (Filed as Exhibit 3-C to Form 10-Q Report for the Second Quarter ended January 31, 2009)

*4 – **

*4-A – Preferred Stock Amended and Restated Rights Agreement between Registrant and Wells Fargo Bank, N.A., as Rights Agent, dated as of January 27, 2006 (Filed as Exhibit 4.A to 2011 Form 10-K Report)

*10-A – Form of Indemnification Agreement (Filed as Exhibit 10.1 to Form 8-K Report filed April 2, 2012)

31-A – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 – Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 – The following information from the Donaldson Company, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2012 as filed with the Securities and Exchange Commission, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

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

DONALDSON COMPANY, INC.
(Registrant)

Date: June 5, 2012	By:	/s/ William M. Cook
William M. Cook
Chairman, President and
Chief Executive Officer
(duly authorized officer)

Date: June 5, 2012	By:	/s/ James F. Shaw
James F. Shaw
Vice President,
Chief Financial Officer
(principal financial officer)

Date: June 5, 2012	By:	/s/ Melissa A. Osland
Melissa A. Osland
Corporate Controller
(principal accounting officer)