Form 10-K
period 2012-07-31
DONALDSON CO INC
filed 2012-09-28
CIK 29644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934
for the fiscal year ended July 31, 2012 or

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

          ☐ Yes ☒ No

          As of January 27, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $5,280,285,517 (based on the closing price of $35.81 as reported on the New York Stock Exchange as of that date).

          As of August 31, 2012, there were approximately 147,576,674 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

          Portions of the registrant’s Proxy Statement for its 2012 annual meeting of stockholders (the “2012 Proxy Statement”) are incorporated by reference in Part III, as specifically set forth in Part III.

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

          The table below shows the percentage of total net sales contributed by the principal classes of similar products for each of the last three fiscal years:

	Year Ended July 31,
	2012	2011	2010
Engine Products segment
Off-Road Products	15%	14%	12%
On-Road Products	7%	5%	4%
Aftermarket Products*	36%	38%	37%
Retrofit Emissions Products	1%	1%	1%
Aerospace and Defense Products	4%	5%	6%
*includes replacement part sales to the Company’s OEM Customers

Industrial Products segment
Industrial Filtration Solutions Products	22%	22%	22%
Gas Turbine Products	7%	7%	8%
Special Applications Products	8%	8%	10%

          Total net sales contributed by the principal classes of similar products and financial information about segment operations appear in Note L in the Notes to Consolidated Financial Statements on page 52.

          The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, available free of charge through its website, at www.donaldson.com, as soon as reasonably practicable after it electronically files such material with (or furnishes such material to) the Securities and Exchange Commission. Also available on the Company’s website are corporate governance documents, including the Company’s code of business conduct and ethics, corporate governance guidelines, Audit Committee charter, Human Resources Committee charter, and Corporate Governance Committee charter. These documents are also available in print, free of charge to any shareholder who requests them. The information contained on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be part of this Form 10-K.

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

Raw Materials

          The principal raw materials that the Company uses are steel, filter media, and petroleum based products. Purchased raw materials represents approximately 60 to 65 percent of the Company’s cost of goods sold. Of that amount, steel, including fabricated parts, represents approximately 25 percent. Filter media represents approximately 15 to 20 percent and the remainder is primarily made up of petroleum based products and other components. The cost the Company paid for steel during Fiscal 2012, varied by grade, but in aggregate, it slightly decreased in the second half of Fiscal 2012. The Company’s cost of filter media also varies by type but it moderated slightly during the fiscal year since reaching a historical high at the end of Fiscal 2011. Petroleum based products were generally flat. Commodity prices in aggregate generally decreased throughout Fiscal 2012 after strong increases in the last half of Fiscal 2011. The impact was moderated by certain long term supply arrangements. However, the full year impact of commodity prices was still unfavorable to Fiscal 2011. The Company anticipates a moderately favorable impact from commodity prices in fiscal 2013, as compared to Fiscal 2012, specifically for steel and media, as these supply arrangements were renewed at lower prices extending through the end of the calendar year. Based on recent market information for purchased commodities, the Company anticipates only modest increases when these purchase arrangements are renewed. The Company strives to recover or offset material cost through selective price increases to its Customers and through the Company’s Continuous Improvement initiatives, which include material substitution, process improvement, and product redesigns. The Company experienced no significant supply problems in the purchase of its major raw materials. The Company typically has multiple sources of supply for the raw materials essential to its business, and is not required to carry significant amounts of raw material inventory to secure supplier allotments. However, the Company does stock finished goods inventory at its regional distribution centers in order to meet anticipated Customer demand.

Patents and Trademarks

          The Company owns various patents and trademarks, which it considers in the aggregate to constitute a valuable asset, including patents and trademarks for products sold under the Ultra-Web®, PowerCore®, and Donaldson® trademarks. However, it does not regard the validity of any one patent or trademark as being of material importance.

Major Customers

          There were no Customers that accounted for over 10 percent of net sales in Fiscal 2012, 2011, or 2010. There was one Customer over 10 percent of gross accounts receivable in Fiscal 2012 and no Customers over 10 percent of gross accounts receivable in Fiscal 2011.

Backlog

          At August 31, 2012, the backlog of orders expected to be delivered within 90 days was $403.7 million. All of this backlog is expected to be shipped during Fiscal 2013. The 90-day backlog at August 31, 2011, was $423.8 million. Backlog is one of many indicators of business conditions in the Company’s markets. However, it is not always indicative of future results for a number of reasons, including short lead times in the Company’s replacement parts businesses and the timing of orders in many of the Company’s Engine OEM and Industrial markets.

Research and Development

          During Fiscal 2012, the Company spent $59.6 million on research and development activities. Research and development expenses include basic scientific research and the application of scientific advances to the development of new and improved products and their uses. The Company spent $55.3 million and $44.5 million in Fiscal 2011 and Fiscal 2010, respectively, on research and development activities. Substantially all commercial research and development is performed in-house.

Environmental Matters

          The Company does not anticipate any material effect on its capital expenditures, earnings, or competitive position during Fiscal 2013 due to compliance with government regulations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

Employees

          The Company employed over 13,000 persons in worldwide operations as of August 31, 2012.

Geographic Areas

          Financial information about geographic areas appears in Note L of the Notes to Consolidated Financial Statements on page 52.

Item 1A. Risk Factors

          There are inherent risks and uncertainties associated with our global operations that involve the manufacturing and sale of products for highly demanding Customer applications throughout the world. These risks and uncertainties could adversely affect our operating performance and financial condition. The following discussion, along with discussions elsewhere in this report, outlines the risks and uncertainties that we believe are the most material to our business at this time. In light of the global economic uncertainty, we want to further highlight the risks and uncertainties associated with: world economic factors that are impacting many regions of the world, the financial condition of our suppliers and Customers, the potential for some Customers to increase their reliance on their own filtration capabilities, currency fluctuations, commodity prices, political factors, the Company’s international operations, the reduced demand for hard disk drive products with the increased use of flash memory, highly competitive markets, governmental laws and regulations, including the impact of the various economic stimulus and financial reform measures being contemplated by governments around the world, the implementation of our new information systems, potential global events resulting in instability and unpredictability in the world’s markets, including financial bailouts and defaults of sovereign nations, political changes, military and terrorist activities, health outbreaks, natural disasters, and other factors discussed below. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Operating internationally carries risks which could negatively affect our financial performance.

          We have sales and manufacturing operations throughout the world, with the heaviest concentrations in the Americas, Europe, and Asia. Our stability, growth, and profitability are subject to a number of risks of doing business internationally that could harm our business, including:

•	political and military events,

•	legal and regulatory requirements, including import, export, defense regulations, and foreign exchange controls,

•	tariffs and trade barriers,

•	potential difficulties in staffing and managing local operations,

•	credit risk of local Customers and distributors,

•	difficulties in protecting intellectual property,

•	local economic, political, and social conditions, specifically in China and Thailand where we have significant investments,

•	potential global health outbreaks, and

•	natural disasters.

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

          Sales to Caterpillar accounted for slightly less than 10 percent of our net sales in Fiscal 2012, 2011, and 2010. An adverse change in Caterpillar’s financial performance or a material reduction in our sales to Caterpillar could negatively impact our operating results.

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

Difficulties with the Company’s information technology systems and security could adversely affect our results.

          The Company has many information technology systems that are important to the operation of its businesses. The Company could encounter difficulties in developing new systems, such as the implementation of the global Enterprise Resource Planning system, maintaining and upgrading existing systems, and preventing information security breaches. Such difficulties could lead to significant expenses due to disruption in business operations and could adversely affect the Company’s results.

Unfavorable fluctuations in foreign currency exchange rates could negatively impact our results and financial position.

          We have operations in many countries. Each of our subsidiaries reports its results of operations and financial position in its relevant functional currency, which is then translated into U.S. dollars. This translated financial information is included in our consolidated financial statements. The strengthening of the U.S. dollar in comparison to the foreign currencies of our subsidiaries could have a negative impact on our results and financial position.

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

Item 1B. Unresolved Staff Comments

          None.

Item 2. Properties

          The Company’s principal administrative office and research facilities are located in Bloomington, a suburb of Minneapolis, Minnesota. The Company’s principal European administrative and engineering offices are located in Leuven, Belgium. The Company also has extensive operations in the Asia-Pacific region.

          The Company’s principal manufacturing and distribution activities are located throughout the world. The following is a summary of the principal plants and other materially important physical properties owned or leased by the Company.

Americas	Europe / Middle East / Africa
Auburn, Alabama (E)	Kadan, Czech Republic (I)
Riverbank, California (I)*	Klasterec, Czech Republic
Valencia, California (E)*	Domjean, France (E)
Dixon, Illinois	Paris, France (E)*
Frankfort, Indiana	Dulmen, Germany (E)
Cresco, Iowa	Flensburg, Germany (I)
Grinnell, Iowa (E)	Haan, Germany (I)
Nicholasville, Kentucky	Ostiglia, Italy (E)
Bloomington, Minnesota	Cape Town, South Africa
Chesterfield, Missouri (E)*	Johannesburg, South Africa*
Chillicothe, Missouri (E)	Hull, United Kingdom
Philadelphia, Pennsylvania (I)	Leicester, United Kingdom (I)
Greeneville, Tennessee
Baldwin, Wisconsin	Australia
Stevens Point, Wisconsin	Wyong, Australia
Sao Paulo, Brazil (E)*
Brockville, Canada (E)*	Asia
Aguascalientes, Mexico	Hong Kong, China*
Monterrey, Mexico (I)	Wuxi, China
New Delhi, India
Joint Venture Facilities	Gunma, Japan
Champaign, Illinois (E)	Rayong, Thailand (I)
Jakarta, Indonesia
Dammam, Saudi Arabia (I)	Third-Party Logistics Providers
Santiago, Chile
Distribution Centers	Wuxi, China
Wyong, Australia	Mumbai, India
Brugge, Belgium	Plainfield, Indiana (I)
Rensselaer, Indiana	Gunma, Japan
Ostiglia, Italy	Singapore
Aguascalientes, Mexico	Greeneville, Tennessee (I)
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

Item 3. Legal Proceedings

          The Company records provisions with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter. The Company believes the recorded reserves in its consolidated financial statements are adequate in light of the probable and estimable outcomes. Any recorded liabilities were not material to the Company’s financial position, results of operations or liquidity, and the Company does not believe that any of the currently identified claims or litigation will materially affect its financial position, results of operations or liquidity.

          The Company has reached a preliminary agreement to settle the class action lawsuits filed in 2008 alleging that 12 filter manufacturers, including the Company, engaged in a conspiracy to fix prices, rig bids, and allocate U.S. Customers for aftermarket automotive filters. The U.S. cases have been consolidated into a single multi-district litigation in the Northern District of Illinois. The Company denies any liability and has vigorously defended the claims raised in these lawsuits. The settlement will fully resolve all claims brought against the Company in the lawsuits and the Company does not admit any liability or wrongdoing. The settlement is still subject to Court approval and will not have a material impact on the Company’s financial position, results of operations, or liquidity.

Item 4. Mine Safety Disclosures

          Not applicable.

Executive Officers of the Registrant

          Current information regarding executive officers is presented below. All terms of office are for one year. There are no arrangements or understandings between individual officers and any other person pursuant to which the officer was selected as an executive officer.

Name	Age	Positions and Offices Held	First Fiscal Year Appointed as an Executive Officer
Tod E. Carpenter	53	Senior Vice President, Engine Products	2008
William M. Cook	59	Chairman, President and Chief Executive Officer	1994
Sandra N. Joppa	47	Vice President, Human Resources	2006
Norman C. Linnell	53	Vice President, General Counsel and Secretary	1996
Charles J. McMurray	58	Senior Vice President, Chief Administrative Officer	2003
Mary Lynne Perushek	54	Vice President and Chief Information Officer	2007
James F. Shaw	43	Vice President and Chief Financial Officer	2012
Wim Vermeersch	46	Vice President, Europe and Middle East	2012
Jay L. Ward	48	Senior Vice President, Industrial Products	2006
Debra L. Wilfong	57	Vice President and Chief Technology Officer	2007
Eugene X. Wu	44	Vice President, Asia Pacific	2012

          Mr. Carpenter joined the Company in 1996 and has held various positions, including Gas Turbine Systems General Manager from 2002 to 2004; General Manager, Industrial Filtration Systems (“IFS’) Sales from 2004 to 2006; General Manager, IFS Americas in 2006; Vice President, Global IFS from 2006 to 2008 and Vice President, Europe and Middle East from 2008 to 2011. In October 2011, Mr. Carpenter was appointed Senior Vice President, Engine Products.

          Mr. Cook joined the Company in 1980 and has held various positions, including CFO and Senior Vice President, International from 2001 to 2004 and President and CEO from 2004 to 2005. Mr. Cook was appointed Chairman, President and CEO in July 2005.

          Ms. Joppa was appointed Vice President, Human Resources in November 2005. Prior to that time, Ms. Joppa held various positions at General Mills, a consumer food products company, from 1989 to 2005, including service as Director of Human Resources for several different operating divisions from 1999 to 2005.

               Mr. Linnell joined the Company in 1996 as General Counsel and Secretary and was appointed Vice President, General Counsel and Secretary in 2000.

          Mr. McMurray joined the Company in 1980 and has held various positions, including Director, Global Information Technology from 2001 to 2003; Vice President, Human Resources from 2004 to 2005; Vice President, Information Technology, Europe, South Africa, and Mexico from 2005 to 2006; and Senior Vice President and Industrial Products from 2006 to 2011. In 2011, Mr. McMurray was appointed Senior Vice President and Chief Administrative Officer.

          Ms. Perushek was appointed Vice President and Chief Information Officer in November 2006. Prior to that time, Ms. Perushek was Vice President of Global Information Technology at H.B. Fuller Company, a worldwide manufacturer of adhesive products, from 2005 to 2006 and Chief Information Officer for Young America Corporation, a marketing company, from 1999 to 2004.

          Mr. Shaw joined the Company in 2004 and has held various positions, including Director Corporate Compliance/Internal Audit and Corporate Controller and Principal Accounting Officer from 2004 to 2011. Mr. Shaw was appointed Vice President and Chief Financial Officer effective November 2011. Prior to joining Donaldson, Mr. Shaw held various positions at Deloitte & Touche, LLP and Arthur Andersen, LLP.

          Mr. Vermeersch joined the Company in 1992 and has held various positions, including Director, Gas Turbine Systems, Asia Pacific from 2000 to 2005; Manager Aftermarket and Service IFS, Belgium from 2005 to 2006; Manager IFS, Belgium from 2006 to 2007; Director Gas Turbine Systems, Europe, Middle East and North Africa, from 2007 to 2010; and Director, Engine, Europe, Middle East and North Africa from 2010 to 2011. Mr. Vermeersch was appointed Vice President, Europe and Middle East in January 2012.

          Mr. Ward joined the Company in 1998 and has held various positions, including Director, Operations from 2001 to 2003; Director, Product and Business Development, IFS Group from 2003 to 2004; Managing Director, Europe from 2004 to 2006; and Vice President, Europe, and Middle East from 2006 to 2008. Mr. Ward was appointed Senior Vice President, Engine Products in August 2008 and was appointed Senior Vice President, Industrial Products, in October 2011.

          Ms. Wilfong was appointed Vice President and Chief Technology Officer in May 2007. Prior to that time, Ms. Wilfong was Director, Research and Development at 3M Company, an international consumer products company, from 2000 to 2007, and served as Director, Research and Development for the 3M Automotive Division from 2006 to 2007.

          Mr. Wu was appointed Vice President, Asia Pacific in January 2012. Prior to that time, Mr. Wu was the Global Vice President and President of Asia Pacific at Greif, Inc., a global leader in industrial packaging products and services, from 2005 to 2010; and Chief Advisor to Chairman of the Board of Wanhua Industrial Group, a global chemical industry leader, from 2010 to 2011.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          The common shares of the Company are traded on the New York Stock Exchange under the symbol DCI. The amount and frequency of all cash dividends declared on the Company’s common stock for Fiscal 2012 and 2011 appear in Note Q of the Notes to Consolidated Financial Statements on page 57. The Company’s dividend payout ratio target is approximately 25 percent to 30 percent of the average earnings per share of the last three years. This guidance is expected to be used for future dividend payouts. As of September 19, 2012, there were 1,905 shareholders of record of common stock.

          The low and high sales prices for the Company’s common stock for each full quarterly period during Fiscal 2012 and 2011 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2012	$23.19 - 33.33	$30.48 - 36.52	$34.02 - 38.89	$30.51 - 36.82
Fiscal 2011	$20.43 - 25.10	$24.26 - 30.14	$27.30 - 31.45	$27.31 - 31.52

          The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended July 31, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1 - May 31, 2012	133,773	$32.83	133,773	6,915,172
June 1 - June 30, 2012	2,949	$34.19	—	6,915,172
July 1 - July 31, 2012	1,360,869	$31.87	1,357,575	5,557,597
Total	1,497,591	$31.96	1,491,348	5,557,597

(1)

On March 26, 2010, the Company announced that the Board of Directors authorized the repurchase of up to 16.0 million shares of common stock. This repurchase authorization, which is effective until terminated by the Board of Directors, replaced the existing authority that was authorized on March 31, 2006. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the quarter ended July 31, 2012. However, the “Total Number of Shares Purchased” column of the table above includes 6,243 previously owned shares tendered by option holders in payment of the exercise price of options during the quarter. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of exercising stock options or payment of equity-based awards.

On January 27, 2012, the Company announced that its Board of Directors declared a two-for-one stock split effected in the form of a 100 percent stock dividend. The stock split was distributed March 23, 2012, to stockholders of record as of March 2, 2012. Earnings and dividends per share and weighted average shares outstanding are presented in this Form 10-K after the effect of the 100 percent stock dividend. The two-for-one stock split is reflected in the share amounts in all periods presented in the table above and elsewhere in this annual Form 10-K.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Donaldson Company, Inc., the S& P 500 Index and the S& P Industrial Machinery Index

	Year Ended July 31,
	2012	2011	2010	2009	2008	2007
Donaldson Company, Inc.	$198.15	$159.18	$135.06	$106.92	$125.22	$100.00
S&P 500	105.77	96.92	81.00	71.16	88.91	100.00
S&P Industrial Machinery	116.92	111.08	92.12	70.19	91.36	100.00

Item 6. Selected Financial Data

          The following table sets forth selected financial data for each of the fiscal years in the five-year period ended July 31, 2012 (in millions, except per share data):

	Year Ended July 31,
	2012	2011	2010	2009	2008
Net sales	$2,493.2	$2,294.0	$1,877.1	$1,868.6	$2,232.5
Net earnings	264.3	225.3	166.2	131.9	172.0
Diluted earnings per share	1.73	1.43	1.05	0.83	1.06
Total assets	1,730.1	1,726.1	1,499.5	1,334.0	1,548.6
Long-term obligations	203.5	205.7	256.2	253.7	176.5
Cash dividends declared per share	0.335	0.280	0.240	0.230	0.215
Cash dividends paid per share	0.320	0.268	0.235	0.228	0.210

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

          The Company reported record sales in Fiscal 2012 of $2,493.2 million, up 8.7 percent from $2,294.0 million in the prior year. The Company’s results were negatively impacted by foreign currency translation, which decreased sales by $38.7 million. Excluding the current year impact of foreign currency translation, worldwide sales increased 10.4 percent.

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

	Net Sales	Percent Growth in Net Sales
Year ended July 31, 2010	$1,877.1	NA
Net sales growth, excluding foreign currency translation impact	367.1	19.6%
Foreign currency translation impact	49.8	2.6%
Year ended July 31, 2011	$2,294.0	22.2%
Net sales growth, excluding foreign currency translation impact	237.9	10.4%
Foreign currency translation impact	(38.7)	(1.7)%
Year ended July 31, 2012	$2,493.2	8.7%

          The Company also reported record net earnings in Fiscal 2012 of $264.3 million, an increase of 17.3 percent from $225.3 million in the prior year. The Company’s net earnings were also negatively impacted by foreign currency translation, which decreased net earnings by $4.0 million. Excluding the current year impact of foreign currency translation, net earnings increased 19.1 percent.

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

	Net Earnings	Percent Growth in Net Earnings
Year ended July 31, 2010	$166.2	NA
Net earnings growth, excluding foreign currency translation impact	53.0	31.9%
Foreign currency translation impact	6.1	3.7%
Year ended July 31, 2011	$225.3	35.6%
Net earnings growth, excluding foreign currency translation impact	43.0	19.1%
Foreign currency translation impact	(4.0)	(1.8)%
Year ended July 31, 2012	$264.3	17.3%

          The Company reported diluted earnings per share of $1.73, a 21.0 percent increase from $1.43 in the prior year.

          As discussed above, the Company recorded full year records for net sales and net earnings. In addition, operating margin was a record of 14.6 percent for the year. The Company continued to experience strong operating leverage and the benefits of the Company’s ongoing Continuous Improvement initiatives while remaining diligent in managing operating expenses.

          Following is financial information for the Company’s Engine and Industrial Products segments. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments and interest income and expense. See further discussion of segment information in Note L of the Company’s Notes to Consolidated Financial Statements.

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company
	(thousands of dollars)
2012
Net sales	$1,570,140	$923,108	$—	$2,493,248
Earnings before income taxes	227,941	149,249	(6,410)	370,780

2011
Net sales	$1,440,495	$853,534	$—	$2,294,029
Earnings before income taxes	211,255	123,871	(22,863)	312,263

2010
Net sales	$1,126,007	$751,057	$—	$1,877,064
Earnings before income taxes	155,833	91,084	(16,741)	230,176

          Many factors contributed to the Company’s results for each of the Company’s reporting segments for Fiscal 2012, including an improvement in economic conditions in many of the Company’s end markets, the Company’s program of Continuous Improvement initiatives, better absorption of fixed costs, and emerging market growth.

          In the Engine Products segment, the Company experienced increased sales in most end-markets. Earnings before income taxes as a percentage of Engine Products segment sales of 14.5 percent decreased slightly from 14.7 percent in the prior year. The percentage earnings decrease for the twelve months ended July 31, 2012, was driven by a shift in product mix from replacement parts to first fit products, which carry a lower margin, partially offset by the Company’s ongoing Continuous Improvement initiatives. The Off-Road Product sales increase was driven by higher demand for agriculture and mining equipment, due to stronger commodity prices for most of the fiscal year, and improved sales of heavy construction equipment, which was due to increased global infrastructure spending, especially in emerging economies. On-Road Products sales improved as North America heavy truck build rates continued rebounding. The Aftermarket Products sales increases were driven by continued strength in equipment utilization rates in the mining, construction, and transportation industries offset by weakening conditions in Asia and some moderation in Europe.

          In the Industrial Products segment, where many product lines are later economic cycle businesses, sales increased due to strength in the North American manufacturing economy and strong global demand for Gas Turbine Systems products. Earnings before income taxes as a percentage of Industrial Products segment sales of 16.2 percent increased from 14.5 percent in the prior year. The improvement in earnings as a percentage of sales over the prior year was driven by better leverage of fixed operating costs and continued successful execution on larger projects, which was partially offset by the impact of the floods in Thailand. In Industrial Filtration Solutions Products, sales of new dust collection equipment and replacement filters continued to grow. Gas Turbine Products sales increased due to strong Customer demand for large gas turbine power generation projects as a result of increased global electricity requirements. The decrease in sales in Special Applications Products was due to decreased demand for filtration products serving the electronics industries, specifically from the impact of the flood in Thailand, which offset growth in the membrane, imaging, and venting end markets.

          Following are net sales by product within both the Engine and Industrial Products segments:

	2012	2011	2010
	(thousands of dollars)
Engine Products segment:
Off-Road Products	$376,870	$327,557	$222,329
On-Road Products	163,934	127,107	81,874
Aftermarket Products*	907,306	861,393	691,899
Retrofit Emissions Products	15,354	19,555	17,928
Aerospace and Defense Products	106,676	104,883	111,977
Total Engine Products segment	1,570,140	1,440,495	1,126,007

Industrial Products segment:
Industrial Filtration Solutions Products	553,453	507,646	423,050
Gas Turbine Products	180,669	154,726	150,131
Special Applications Products	188,986	191,162	177,876
Total Industrial Products segment	923,108	853,534	751,057

Total Company	$2,493,248	$2,294,029	$1,877,064

*	Includes replacement part sales to the Company’s OEM Customers.

Outlook

          Recognizing the increasing levels of high economic uncertainty globally, the Company is planning its total Fiscal 2013 sales to be between $2.6 and $2.7 billion, or up 5 to 9 percent from Fiscal 2012. The Company’s full year Fiscal 2013 operating margin is forecasted to be 14.6 to 15.4 percent. Included in the Company’s forecast are $6 million for an increase in pension expense and $6 million for a Global Enterprise Resource Planning (ERP) project that will be started in Fiscal 2013. The Company’s full year Fiscal 2013 tax rate is projected to be between 28 and 31 percent. The Company forecasts its full year Fiscal 2013 EPS to be between $1.82 and $1.96.

Fiscal 2012 Compared to Fiscal 2011

          Engine Products Segment The Engine Products segment sells to OEMs in the construction, mining, agriculture, aerospace, defense, and truck markets and to independent distributors, OEM dealer networks, private label accounts, and large equipment fleets. Products include air filtration systems, exhaust and emissions systems, liquid filtration systems including hydraulics, fuel, lube, and replacement filters.

          Sales for the Engine Products segment were $1,570.1 million, an increase of 9.0 percent from $1,440.5 million in the prior year. Engine Products sales in the United States increased by 11.3 percent in Fiscal 2012 compared to Fiscal 2011. International Engine Products sales increased 6.9 percent from the prior year. The impact of foreign currency decreased total sales by $24.3 million, or 1.7 percent. Earnings before income taxes as a percentage of Engine Products segment sales of 14.5 percent decreased from 14.7 percent in the prior year. The percentage earnings decrease for the twelve months ended July 31, 2012, was driven by a shift in product mix from replacement parts to first fit products, which carry a lower margin, partially offset by ongoing Continuous Improvement initiatives.

          Worldwide sales of Off-Road Products were $376.9 million, an increase of 15.1 percent from $327.6 million in the prior year. Sales in the United States increased 17.4 percent over the prior fiscal year. Internationally, sales of Off-Road Products were up 13.5 percent from the prior year, with sales increasing in Europe and Asia by 12.9 percent and 12.3 percent, respectively. The sales increases were driven by higher demand for agriculture and mining equipment, and improved sales of heavy construction equipment.

          Worldwide sales of On-Road Products were $163.9 million, an increase of 29.0 percent from $127.1 million in the prior year. On-Road Products sales in the United States increased 39.3 percent from the prior year. International On-Road Products sales increased 15.3 percent from the prior year, driven by increased sales in Asia of 20.8 percent, as a result of the tsunami recovery in Japan. The sales increase in North America was the combined result of an increase in Customer truck build rates and higher filter content per truck. According to published industry data, North American

Class 8 truck build rates increased 48.5 percent and medium-duty truck build rates increased 24.0 percent over the prior year.

          Worldwide Engine Aftermarket Products sales of $907.3 million increased 5.3 percent from $861.4 million in the prior year. Sales in the United States increased 7.7 percent over the prior year. International sales increased 3.5 percent primarily driven by sales increases in Latin America, Europe, and Asia of 15.7 percent, 2.7 percent, and 1.2 percent, respectively. The sales increases in the U.S., Latin America, and Europe were attributable to improved On-Road and Off-Road equipment utilization rates, the Company’s increased distribution capabilities, dealer-distributor network growth, improved market position, and the continued increase in the percentage of equipment in the field that uses the Company’s proprietary filtration systems. The Company began to see moderation beginning in the second quarter of Fiscal 2012 in the Chinese economy, which negatively impacted Aftermarket Products sales in China as well as other regions of Asia.

          Worldwide sales of Retrofit Emissions Products were $15.4 million, a decrease of 21.5 percent from $19.6 million in the prior year. The Company’s Retrofit Emissions Products sales are solely in the United States. The sales of these products are highly dependent on government regulations and a lack of funding availability throughout Fiscal 2012.

          Worldwide sales of Aerospace and Defense Products were $106.7 million, a 1.7 percent increase from $104.9 million in the prior year. Sales in the United States increased 1.4 percent and international sales increased 2.7 percent over the prior year. The sales increase was due to improvements in Aerospace Products demand which was mostly offset by a continued slowdown in U.S. military activity.

          Industrial Products Segment The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines, and OEMs and end-users requiring clean air. Products include dust, fume, and mist collectors, compressed air purification systems, air filtration systems for gas turbines, PTFE membrane-based products, and specialized air and gas filtration systems for various applications including computer hard disk drives and other electronic equipment.

          Sales for the Industrial Products segment were $923.1 million, an increase of 8.2 percent from $853.5 million in the prior year. International Industrial Products sales increased 3.9 percent and sales in the United States increased 17.8 percent from the prior year. The impact of foreign currency decreased sales by $14.4 million, or 1.8 percent. Earnings before income taxes as a percentage of Industrial Products segment sales of 16.2 percent increased from 14.5 percent in the prior year. The improvement in earnings as a percentage of sales over the prior year was driven by better leverage of fixed operating costs and the continued successful execution on larger projects, both of which were partially offset by the impact of the flood in Thailand. In addition, the Industrial Products segment did not incur any restructuring expenses as compared to $0.7 million in the prior year.

          Worldwide sales of Industrial Filtration Solutions Products of $553.5 million increased 9.0 percent from $507.6 million in the prior year. Sales in the United States, Asia and Europe increased 16.8 percent, 7.8 percent, and 2.4 percent, respectively. The Company continued to experience strong market conditions, especially in the U.S., for its Industrial Filtration Solutions resulting in continued strong demand for the Company’s industrial dust collectors and replacement parts. The externally published durable goods index in the United States increased 8.4 percent during Fiscal 2012 as compared to last year.

          Worldwide sales of Gas Turbine Products were $180.7 million, an increase of 16.8 percent from $154.7 million in the prior year. Gas Turbine Products sales are typically large systems and, as a result, the Company’s shipments and revenues fluctuate from period to period. Sales of large Gas Turbine Products for power generation were stable for the first six months of Fiscal 2012 before increasing in the second half of the fiscal year. The Company also experienced additional demand for its smaller systems used in oil and gas applications and for replacement filters.

          Worldwide sales of Special Applications Products were $189.0 million, a 1.1 percent decrease from $191.2 million in the prior year. Domestic Special Application Products sales increased 9.6 percent. International sales of Special Application Products decreased 2.8 percent over the prior year, primarily in Asia which decreased 3.6 percent. The sales decline was due to a decrease in demand for the Company’s products serving the electronics industry which was affected by the flooding in Thailand in the second half of calendar 2011.

          Consolidated Results The Company reported net earnings for Fiscal 2012 of $264.3 million compared to $225.3 million in Fiscal 2011, an increase of 17.3 percent. Diluted net earnings per share were $1.73, up 21.0 percent from $1.43 in the prior year. The Company’s operating income of $363.0 million increased from prior year operating income of $315.3 million by 15.1 percent.

          The table below shows the percentage of total operating income contributed by each segment for each of the last three fiscal years. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, interest income, and interest expense:

	2012	2011	2010
Engine Products	59.1%	64.1%	63.1%
Industrial Products	40.3%	38.7%	37.8%
Corporate and Unallocated	0.6%	(2.8)%	(0.9)%
Total Company	100.0%	100.0%	100.0%

          International operating income, prior to corporate expense allocations, totaled 69.7 percent of consolidated operating income in Fiscal 2012 as compared to 80.2 percent in Fiscal 2011. Total international operating income increased 0.1 percent from the prior year. The table below shows the percentage of total operating income contributed by each major geographic region for each of the last three fiscal years:

	2012	2011	2010
United States	30.3%	19.8%	19.7%
Europe	29.9%	31.0%	24.6%
Asia - Pacific	31.1%	39.6%	45.3%
Other	8.7%	9.6%	10.4%
Total Company	100.0%	100.0%	100.0%

          For more information regarding the Company’s net sales by geographic region, see Note L to the Consolidated Financial Statements.

          Gross margin for Fiscal 2012 was 35.0 percent, a decrease from 35.5 percent in the prior year. The decrease in gross margin is attributable to the combination of the higher level of first fit and project sales which generally carry a lower margin, the Company’s planned ramp-up for its newest plant in Mexico, lower fixed cost absorption in Asia, and increased purchased commodity costs from higher prices during the first half of the year and unfavorable foreign exchange rates in the second half of the year. These decreases were partially offset by the benefits from the Company’s ongoing Continuous Improvement initiatives. Within gross margin, the Company incurred minimal restructuring and asset impairment charges during Fiscal 2011.

          The principal raw materials that the Company uses are steel, filter media, and petroleum based products. Purchased raw materials represents approximately 60 to 65 percent of the Company’s cost of goods sold. Of that amount, steel, including fabricated parts, represents approximately 25 percent. Filter media represents approximately 15 to 20 percent and the remainder is primarily made up of petroleum based products and other components. The cost the Company paid for steel during Fiscal 2012, varied by grade, but in aggregate, it slightly decreased in the second half of Fiscal 2012. The Company’s cost of filter media also varies by type but it moderated slightly during the fiscal year since reaching a historical high at the end of Fiscal 2011. Petroleum based products were generally flat. Commodity prices in aggregate generally decreased throughout Fiscal 2012 after strong increases in the last half of Fiscal 2011. The impact was moderated by certain long term supply arrangements. However, the full year impact of commodity prices was still unfavorable to Fiscal 2011. The Company anticipates a moderately favorable impact from commodity prices in fiscal 2013, as compared to Fiscal 2012, specifically for steel and media, as these supply arrangements were renewed at lower prices extending through the end of the calendar year. Based on recent market information for purchased commodities, the Company anticipates only modest increases when these purchase arrangements are renewed. The Company strives to recover or offset material cost through selective price increases to its Customers and through the Company’s Continuous Improvement initiatives, which include material substitution, process improvement, and product redesigns.

          Operating expenses for Fiscal 2012 were $510.7 million or 20.5 percent of sales, as compared to $498.5 million or 21.7 percent in the prior year. The decrease in operating expenses as a percentage of sales is driven by the higher volume of sales. In addition, the current year had reduced distribution and warranty costs as a percent of sales. The prior year included $0.7 million in restructuring and asset impairment charges.

          Interest expense of $11.5 million decreased $1.0 million from $12.5 million in the prior year. Net other income totaled $19.3 million in Fiscal 2012, up from $9.5 million in the prior year. The increase of $9.8 million in other income was driven by an increase in foreign exchange gains of $6.3 million, an increase of $1.2 million in interest income, an increase of $0.6 million in income from unconsolidated affiliates, an increase of $0.4 million in royalty income, and an insurance recovery of $1.3 million.

               The effective tax rate for Fiscal 2012 was 28.7 percent compared to 27.9 percent in Fiscal 2011. The increase in effective tax rate is primarily due to an unfavorable shift in the mix of earnings between tax jurisdictions, which increased the underlying average tax rate over the prior year to 30.8 percent from 29.7 percent. The increase in the underlying average tax rate was partially offset by incremental discrete benefits. Fiscal 2012 contained $7.7 million of discrete tax benefits from the favorable settlements of tax audits, the expiration of statutes in various jurisdictions, and other discrete items. Fiscal 2011 contained $5.8 million of discrete tax benefits, primarily from the release of reserves after the favorable conclusions of foreign tax audits, the expiration of statutes in various jurisdictions, and the positive impact of dividends from some foreign subsidiaries.

          Total backlog at July 31, 2012, was $798.6 million, down 0.5 percent from the same period in the prior year. Backlog is one of many indicators of business conditions in the Company’s markets. However, it is not always indicative of future results for a number of reasons, including short lead times in the Company’s replacement parts businesses and the timing of the receipt of orders in many of the Company’s Engine OEM and Industrial markets. In the Engine Products segment, total open order backlog decreased 5.9 percent from the prior year. In the Industrial Products segment, total open order backlog increased 13.9 percent from the prior year. Because some of the change in backlog can be attributed to a change in the ordering patterns of the Company’s Customers and/or the impact of foreign exchange translation rates, it may not necessarily correspond to future sales.

Fiscal 2011 Compared to Fiscal 2010

          Engine Products Segment The Engine Products segment sells to OEMs in the construction, mining, agriculture, aerospace, defense, and truck markets and to independent distributors, OEM dealer networks, private label accounts, and large equipment fleets. Products include air filtration systems, exhaust and emissions systems, liquid filtration systems including hydraulics, fuel and lube, and replacement filters.

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

          Worldwide sales of Retrofit Emissions Products were $19.6 million, an increase of 9.1 percent from $17.9 million in the prior year. The Company’s Retrofit Emissions Products sales are solely in the United States. Sales of Retrofit Emissions Products increased overall, but challenges remained in the supply chain for certain components and delays in regulatory approval for certain of the Company’s products have impacted the Company’s sales.

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

          Industrial Products Segment The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines, and OEMs and end-users requiring clean air. Products include dust, fume, and mist collectors, compressed air purification systems, air filtration systems for gas turbines, PTFE membrane based products, specialized air and gas filtration systems for applications, including computer hard disk drives, and other electronic equipment.

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

          Consolidated Results The Company reported net earnings for Fiscal 2011 of $225.3 million compared to $166.2 million in Fiscal 2010, an increase of 35.6 percent. Diluted net earnings per share were $1.43, up 36.2 percent from $1.05 in the prior year. The Company’s operating income of $315.3 million increased from prior year operating income of $238.2 million by 32.3 percent.

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

          The principal raw materials that the Company uses are steel, filter media, and petroleum based products. Purchased raw materials represents approximately 60 to 65 percent of the Company’s cost of goods sold. Of that amount, steel, including fabricated parts, represents approximately 25 percent. Filter media represents approximately 15 to 20 percent and the remainder is primarily made up of petroleum based products and other components.

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

Liquidity and Capital Resources

          Financial Condition At July 31, 2012, the Company’s capital structure was comprised of $97.5 million of current debt, $203.5 million of long-term debt and $910.0 million of shareholders’ equity. The Company had cash and cash equivalents of $225.8 million at July 31, 2012. The ratio of long-term debt to total capital was 18.3 percent and 18.0 percent at July 31, 2012 and 2011, respectively.

          Total debt outstanding increased $34.2 million during the year to $301.0 million outstanding at July 31, 2012. Short-term borrowings outstanding at the end of the year were $82.0 million more than the prior year, and long-term debt decreased $47.8 million (including current maturities) from the prior year.

          The following table summarizes the Company’s cash obligations as of July 31, 2012, for the years indicated (thousands of dollars):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$201,117	$—	$101,117	$50,000	$50,000
Capital lease obligations	774	464	310	—	—
Interest on long-term debt obligations	37,475	11,201	13,944	10,960	1,370
Operating lease obligations	26,583	11,793	11,819	2,510	461
Purchase obligations (1)	276,083	272,193	2,736	1,147	7
Pension and deferred compensation (2)	89,876	21,402	9,827	9,568	49,079
Total (3)	$631,908	$317,053	$139,753	$74,185	$100,917

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

(3)

In addition to the above contractual obligations, the Company may be obligated for additional cash outflows of $17.8 million of potential tax obligations, including accrued interest and penalties. The payment and timing of any such payments is affected by the ultimate resolution of the tax years that are under audit or remain subject to examination by the relevant taxing authorities, and are therefore not currently capable of estimation by period.

          The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. As such, the Company made contributions of $25.5 million to its U.S. pension plans in Fiscal 2012. The minimum funding requirement for the Company’s U.S. pension plans for Fiscal 2013 is $13.5 million. Per the Pension Protection Act of 2006, this obligation could be met with existing credit balances. The Company is still considering whether a cash contribution will be made. The Company made contributions of $12.5 million to its non-U.S. pension plans in Fiscal 2012 and estimates that it will contribute approximately $7.0 million in Fiscal 2013 based upon the local government prescribed funding requirements. Future estimates of the Company’s pension plan contributions may change significantly depending on the actual rate of return on plan assets, discount rates, and regulatory requirements.

          The Company has a five-year, multi-currency revolving facility with a group of banks under which the Company may borrow up to $250 million. This facility matures on April 2, 2013. The agreement provides that loans may be made under a selection of currencies and rate formulas including Base Rate Advances or Off Shore Rate Advances. The interest rate on each advance is based on certain market interest rates and leverage ratios. Facility fees and other fees on the entire loan commitment are payable over the duration of this facility. There was $80.0 million outstanding at July 31, 2012 and nothing outstanding at July 31, 2011. At July 31, 2012 and 2011, $159.1 million and $238.6 million, respectively, were available for further borrowing under such facilities. The amount available for further borrowing reflects a reduction for issued standby letters of credit, as discussed below. The weighted average interest rate on short-term borrowings outstanding at July 31, 2012 was 0.4 percent. The Company’s multi-currency revolving facility contains debt covenants specifically related to maintaining a certain interest coverage ratio and a certain leverage ratio as well as other covenants that under certain circumstances can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, create liens, and sell assets. As of July 31, 2012, the Company was in compliance with all such covenants. The Company expects to remain in compliance with these covenants. The Company does anticipate refinancing this revolving credit facility during Fiscal 2013.

          The Company has two uncommitted credit facilities in the United States, which provide unsecured borrowings for general corporate purposes. At July 31, 2012 and 2011, there was $41.3 million and $56.9 million available for use, respectively. There was $8.7 million outstanding at July 31, 2012 and $13.1 million outstanding at July 31, 2011.

          The Company has a €100 million program for issuing treasury notes for raising short, medium, and long-term financing for its European operations. There was nothing outstanding on this program at July 31, 2012 or 2011. Additionally, the Company’s European operations have lines of credit with an available limit of €43.6 million. There was nothing outstanding on these lines of credit as of July 31, 2012 or 2011.

          Other international subsidiaries may borrow under various credit facilities. There was $6.4 million outstanding under these credit facilities as of July 31, 2012 and nothing outstanding as of July 31, 2011.

          Also, at July 31, 2012 and 2011, the Company had outstanding standby letters of credit totaling $10.9 million and $11.4 million, respectively, upon which no amounts had been drawn. The letters of credit guarantee payment to third parties in the event the Company is in breach of insurance contract terms as detailed in each letter of credit.

          During Fiscal 2012, credit in the global credit markets was accessible and market interest rates remained low. The Company believes that its current financial resources, together with cash generated by operations, are sufficient to continue financing its operations for the next twelve months. There can be no assurance, however, that the cost or availability of future borrowings will not be impacted by future capital market disruptions.

          Certain note agreements contain debt covenants related to working capital levels and limitations on indebtedness. As of July 31, 2012, the Company was in compliance with all such covenants. The Company expects to remain in compliance with these covenants.

          Shareholders’ equity decreased $24.7 million in Fiscal 2012 to $910.0 million at July 31, 2012. The decrease was primarily due to the repurchase of treasury stock for $130.2 million, changes to foreign currency translation of $98.7 million, $49.7 million of dividend declarations, and $42.5 million (net of tax) of adjustments related to the pension liability. These decreases were partially offset by current year earnings of $264.3 million, $12.7 million of stock options exercised, $12.0 million in tax reductions related to employee plans, and $7.8 million of the equity impact of stock option expense.

          The Company’s inventory balance was $256.1 million as of July 31, 2012, as compared to $271.5 million as of July 31, 2011. Excluding the impact of foreign exchange fluctuations, inventories increased $4.1 million. This increase was a result of our expansion of distribution capabilities in emerging regions as well as gas turbine projects that are being constructed but are not yet ready for shipment, resulting in increases in our inventory balances in local currencies.

          The Company’s accounts receivable balance was $438.8 million as of July 31, 2012, as compared to $445.7 million as of July 31, 2011. Excluding the impact of foreign exchange fluctuations, accounts receivable increased $17.9 million. This increase was driven by the increase in the Company’s sales.

          Cash Flows During Fiscal 2012, $259.7 million of cash was generated from operating activities, compared with $246.1 million in Fiscal 2011. The increase in cash generated from operating activities of $13.6 million was primarily attributable to the Company’s net earnings increase of $39.0 million over the prior year, partially offset by changes in working capital needs resulting from purchases and inventory levels returning to normal and a larger discretionary pension contribution than the prior year. Cash flow generated by operations, cash on hand, and a $96.7 million increase in short-term borrowings were used to support $77.2 million of net capital expenditures, $130.2 million of stock repurchases, $47.7 million of dividend payments and $46.2 million of long-term debt repayments. In addition, $99.3 million of cash on hand was invested in short-term investments. Cash and cash equivalents decreased $47.7 million during Fiscal 2012.

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

          Net capital expenditures for property, plant and equipment totaled $77.2 million in Fiscal 2012 and $59.9 million in Fiscal 2011. Net capital expenditures is comprised of purchases of property, plant, and equipment of $78.1 million and $60.6 million in Fiscal 2012 and 2011, respectively, partially offset by proceeds from the sale of property, plant and equipment of $1.0 million in Fiscal 2012 and $0.8 million in Fiscal 2011. Fiscal 2012 capital expenditures primarily related to plant capacity additions, information and lab technology, productivity enhancing investments at manufacturing sites, and tooling to manufacture new products.

          Capital spending in Fiscal 2013 is planned to be approximately $125.0 million. The Company’s capital spending in Fiscal 2013 will be approximately 30 percent related to capacity expansion, 30 percent for technology initiatives, including a global ERP implementation, 20 percent for tooling for new products, and 20 percent will be in the form of automation or cost reduction projects related to the Company’s ongoing Continuous Improvement initiatives. It is anticipated that Fiscal 2013 capital expenditures will be financed primarily by cash on hand, cash generated from operations, and lines of credit.

          The Company expects that cash generated by operating activities will be between $280 and $310 million in Fiscal 2013. At July 31, 2012, the Company had cash and cash equivalents of $225.8 million and short-term investments of $92.4 million. The Company also had $200.3 million available under existing credit facilities in the United States, €143.6 million or $176.8 million, available under existing credit facilities in Europe, and $56.2 million available under various credit facilities and currencies in Asia and the rest of the world. The Company believes that the combination of existing cash, available credit under existing credit facilities, and the expected cash generated by operating activities will be adequate to meet cash requirements for Fiscal 2013, including debt repayment, issuance of anticipated dividends, possible share repurchase activity, and capital expenditures. The Company does anticipate refinancing its $250 million revolving credit facility during Fiscal 2013.

          Shares and Stock Split At the Company’s Annual Meeting of Stockholders on November 18, 2011, the shareholders approved an increase in the number of authorized shares of common stock, par value $5.00, from 120,000,000 to 240,000,000 and the total number of shares of stock which the Company has the authority to issue from 121,000,000 to 241,000,000.

          On January 27, 2012, the Company announced that its Board of Directors declared a two-for-one stock split effected in the form of a 100 percent stock dividend. The stock split was distributed March 23, 2012, to stockholders of record as of March 2, 2012. Earnings and dividends per share and weighted average shares outstanding are presented in this Form 10-K after the effect of the 100 percent stock dividend. The two-for-one stock split is reflected in the share amounts in all periods presented in this Form 10-K.

          Dividends The Company’s dividend policy is to maintain a payout ratio, which allows dividends to increase with the long-term growth of earnings per share. The Company’s dividend payout ratio target is approximately 25 percent to 30 percent of the average earnings per share of the last three years. Including the Company’s declaration on July 27, 2012, of a $0.09 per share dividend to be paid, the dividend payout ratio was 27.9 percent of the average of the prior three years diluted earnings per share on July 31, 2012.

          Share Repurchase Plan The Board of Directors authorized the repurchase of 16.0 million shares of common stock under the stock repurchase plan dated March 26, 2010. In Fiscal 2012, the Company repurchased 4.5 million shares of common stock for $130.2 million, or 2.9 percent of its diluted outstanding shares, at an average price of $28.92 per share. The Company repurchased 3.9 million shares for $108.9 million in Fiscal 2011. The Company repurchased 3.3 million shares for $66.7 million in Fiscal 2010. As of July 31, 2012, the Company had remaining authorization to repurchase 5.6 million shares pursuant to the current authorization.

          Off-Balance Sheet Arrangements The Company does not have any off-balance sheet arrangements, with the exception of the guarantee of 50 percent of certain debt of its joint venture, Advanced Filtration Systems Inc. (AFSI), as further discussed in Note M of the Company’s Notes to Consolidated Financial Statements. As of July 31, 2012, the joint venture had $21.7 million of outstanding debt. The Company does not believe that this guarantee will have a current or future effect on its financial condition, results of operations, liquidity, or capital resources.

          New Accounting Standards In June 2011, the Financial Accounting Standards Board (“FASB”) updated the disclosure requirements for comprehensive income. The updated guidance requires companies to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance is effective for the Company beginning in the first quarter of Fiscal 2013. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company’s consolidated financial statements. In December 2011, the FASB issued updated guidance to delay the effective date of certain provisions that relate to reclassification items until such time as the FASB has time to re-deliberate the presentation of those items.

          In May 2011, the FASB updated the accounting guidance related to fair value measurements. The updated guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (IFRS). The updated guidance was effective for the Company beginning in the third quarter of Fiscal 2012. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Market Risk

          The Company’s market risk includes the potential loss arising from adverse changes in foreign currency exchange rates and interest rates. The Company manages foreign currency market risk from time to time through the use of a variety of financial and derivative instruments. The Company does not enter into any of these instruments for trading purposes to generate revenue. Rather, the Company’s objective in managing these risks is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. The Company uses forward exchange contracts and other hedging activities to hedge the U.S. dollar value resulting from existing recognized foreign currency denominated asset and liability balances and also for anticipated foreign currency transactions. The Company also naturally hedges foreign currency through its production in the countries in which it sells its products. The Company’s market risk on interest rates is the potential decrease in fair value of long-term debt resulting from a potential increase in interest rates. See further discussion of these market risks below and in Note F of the Notes to Consolidated Financial Statements.

          Foreign Currency During Fiscal 2012, the U.S. dollar was generally stronger than in Fiscal 2011 compared to many of the currencies of the foreign countries in which the Company operates. The overall strength of the dollar had a negative impact on the Company’s international net sales results because the foreign denominated revenues translated into fewer U.S. dollars.

          It is not possible to determine the true impact of foreign currency translation changes. However, the direct effect on reported net sales and net earnings can be estimated. For the year ended July 31, 2012, the impact of foreign currency translation resulted in an overall decrease in reported net sales of $38.7 million, a decrease in operating expenses of $9.8 million and a decrease in reported net earnings of $4.0 million. Foreign currency translation had a negative impact in many regions around the world. In Europe, the stronger U.S. dollar relative to the euro and British pound resulted in a total decrease of $29.9 million in reported net sales. The stronger U.S. dollar relative to the Mexican peso, South African rand, and the Indian rupee had a negative impact on foreign currency translation with a decrease in reported net sales of $9.4 million, $8.6 million, and 2.7 million, respectively and a decrease in reported net earnings of $1.2 million, $1.0 million, and $0.1 million, respectively. The weaker U.S. dollar relative to the Japanese yen and Chinese renminbi had a positive impact on foreign currency translation, with an increase in reported net sales of $8.2 million and $5.5 million, respectively, and an increase in reported net earnings of $0.4 million and $0.9 million, respectively.

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

          Interest The Company’s exposure to market risks for changes in interest rates relates primarily to its short-term investments, short-term borrowings, and interest rate swap agreements, as well as the potential increase in fair value of long-term debt resulting from a potential decrease in interest rates. The Company has no earnings or cash flow exposure due to market risks on its long-term debt obligations as a result of the fixed-rate nature of the debt. However, interest rate changes would affect the fair market value of the debt. As of July 31, 2012, the estimated fair value of long-term debt with fixed interest rates was $223.5 million compared to its carrying value of $201.1 million. The fair value is estimated by discounting the projected cash flows using the rate of which similar amounts of debt could currently be borrowed. As of July 31, 2012, the Company’s financial liabilities with exposure to changes in interest rates consisted mainly of $88.7 million of short-term debt outstanding. Assuming a hypothetical increase of one-half percent in short-term interest rates, with all other variables remaining constant, interest expense would have increased $0.4 million in Fiscal 2012.

          Pensions The Company is exposed to market return fluctuations on its qualified defined benefit pension plans. In Fiscal 2012, we adjusted our long–term rate of return from 7.75 percent to 7.50 percent on our U.S. plans, and from a weighted average of 6.03 percent to 5.20 percent on our non-U.S. plans, to reflect our future expectation for returns. In addition, we adjusted our discount rate used to value our pension obligation for our U.S. plans from 4.91 percent to 3.59 percent and from 5.36 percent to 4.13 percent for the non-U.S plans. Our plans were underfunded by $73.9 million at July 31, 2012, since the projected benefit obligation exceeded the fair value of the plan assets.

Critical Accounting Policies

          The Company’s consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP). The preparation of these financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Management bases these estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the recorded values of certain assets and liabilities. The Company believes its use of estimates and underlying accounting assumptions adheres to U.S. GAAP and is consistently applied. Valuations based on estimates and underlying accounting assumptions are reviewed for reasonableness on a consistent basis throughout the Company. Management believes the Company’s critical accounting policies that require more significant judgments and estimates used in the preparation of its consolidated financial statements and that are the most important to aid in fully understanding its financial results are the following:

          Revenue recognition, warranty, and allowance for doubtful accounts Revenue is recognized when both product ownership and the risk of loss have transferred to the Customer and the Company has no remaining obligations. The Company records estimated discounts and rebates as a reduction of sales in the same period revenue is recognized. Accruals for warranties on products sold are recorded based on historical return percentages and specific product campaigns. Allowances for doubtful accounts are estimated by management based on evaluation of potential losses related to Customer receivable balances. The Company determines the allowance based on historical write-off experience in the industry, regional economic data, and evaluation of specific Customer accounts for risk of loss. The Company reviews its allowance for doubtful accounts monthly. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its Customers. The establishment of this reserve requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though management considers these balances adequate and proper, changes in economic conditions in specific markets in which the Company operates could have an effect on reserve balances required.

          Goodwill and other intangible assets Goodwill is assessed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs impairment assessments for its reporting units and uses a discounted cash flow model based on management’s judgments and assumptions to determine the estimated fair value. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company performed an impairment assessment during the third quarter of Fiscal 2012 to satisfy its annual impairment requirement. The impairment assessment in the third quarter indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, including recorded goodwill and, as such, no impairment existed at that time. Other intangible assets with definite lives continue to be amortized over their estimated useful lives. Definite lived intangible assets are also subject to impairment assessments. A considerable amount of management judgment and assumptions are required in performing the impairment assessments, principally in determining the fair value of each reporting unit. While the Company believes its judgments and assumptions are reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required.

          Income taxes As part of the process of preparing the Company’s Consolidated Financial Statements, management is required to estimate income taxes in each of the jurisdictions in which the Company operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s Consolidated Balance Sheet. These assets and liabilities are evaluated by using estimates of future taxable income streams and the impact of tax planning strategies. Management assesses the likelihood that deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, a valuation allowance is established. To the extent that a valuation allowance is established or increased, an expense within the tax provision is included in the statement of operations. Reserves are also estimated for uncertain tax positions that are currently unresolved. The Company routinely monitors the potential impact of such situations and believes that it is properly reserved. Valuations related to tax accruals and assets can be impacted by changes to tax codes, changes in statutory tax rates, and the Company’s future taxable income levels. As of July 31, 2012, the liability for unrecognized tax benefits, accrued interest and penalties was $17.8 million.

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

          To develop the assumption regarding the expected long-term rate of return on assets for its U.S. pension plans, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 7.50 percent long-term rate of return on assets assumption as of July 31, 2012, for developing the Fiscal 2013 expense for the Company’s U.S. pension plans. In addition, the Company lowered the discount rate used to value the pension obligation for its U.S. plans from 4.91 percent to 3.59 percent. The Company also selected the long-term rate of return on assets for its non-U.S. plans of 5.20 percent and adjusted the discount rate used to 4.13 percent for developing the Fiscal 2013 expense. The expected long-term rate of return on assets assumption for the plans outside the U.S. reflects the investment allocation and expected total portfolio returns specific to each plan and country.

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

          A one percent change in the expected long-term rate of return on U.S. plan assets, from 7.75 percent, would have changed the Fiscal 2012 annual pension expense by approximately $2.8 million. The expected long-term rate of return on assets assumption for the plans outside the U.S. follows the same methodology as described above but reflects the investment allocation and expected total portfolio returns specific to each plan and country.

          The Company’s objective in selecting a discount rate for its pension plans is to select the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date, taking into account the nature and duration of the benefit obligations of the plan. In making this best estimate, the Company looks at rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the benefits. This process includes assessing the universe of bonds available on the measurement date with a quality rating of Aa or better. Similar appropriate benchmarks are used to determine the discount rate for the non-U.S. plans. As of the measurement date of July 31, 2012, the Company decreased its discount rate for the U.S. pension plans to 3.59 percent from 4.91 percent as of July 31, 2011. The decrease of 132 basis points is consistent with published bond indices. The change increased the Company’s U.S. projected benefit obligation as of July 31, 2012, by approximately $46.2 million and is expected to increase pension expense in fiscal year 2013 by approximately $3.4 million. The rates discussed above are weighted average rates as we have multiple plans both in the U.S. and internationally.

          The Company expects that global pension expenses will increase approximately $6.0 million in Fiscal 2013 as compared to Fiscal 2012, which is driven primarily by the changes in assumptions.

Safe Harbor Statement under the Securities Reform Act of 1995

          The Company, through its management, may make forward-looking statements reflecting the Company’s current views with respect to future events and financial performance. These forward-looking statements, which may be included in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Item 1A of this Form 10-K, which could cause actual results to differ materially from historical results or those anticipated. The words or phrases “will likely result,” “are expected to,” “will continue,” “estimate,” “project,” “believe,” “expect,” “anticipate,” “forecast,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 21e of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995 (“PSLRA”). In particular the Company desires to take advantage of the protections of the PSLRA in connection with the forward-looking statements made in this Annual Report on Form 10-K, including those contained in the “Outlook” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. In addition, the Company wishes to advise readers that the factors listed in Item 1A of this Form 10-K, as well as other factors, could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed. These factors include, but are not limited to risks associated with: world economic factors and the ongoing economic uncertainty, the reduced demand for hard disk drive products with the increased use of flash memory, the potential for some Customers to increase their reliance on their own filtration capabilities, currency fluctuations, commodity prices, political factors, the Company’s international operations, highly competitive markets, governmental laws and regulations, including the impact of the various economic stimulus and financial reform measures, the implementation of our new information technology systems, potential global events resulting in market instability including financial bailouts and defaults of sovereign nations, military and terrorist activities, health outbreaks, natural disasters, such as the recent flood in Thailand, and other factors included in Item 1A of this Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

          Market risk disclosure appears in Management’s Discussion and Analysis on page 23 under “Market Risk.”

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting

          Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of July 31, 2012. The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of July 31, 2012, as stated in this report which follows in Item 8 of this Form 10-K.

/s/ William M. Cook	/s/ James F. Shaw

William M. Cook	James F. Shaw
Chief Executive Officer	Chief Financial Officer
September 28, 2012	September 28, 2012

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Donaldson Company, Inc.

          In our opinion, the accompanying consolidated balance sheets and the related statements of earnings, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Donaldson Company, Inc. and its subsidiaries at July 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2012, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion the financial statement schedule appearing under item 15(II) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
September 28, 2012

Consolidated Statements of Earnings
Donaldson Company, Inc. and Subsidiaries

	Year ended July 31,
	2012	2011	2010
	(thousands of dollars, except share and per share amounts)
Net sales	$2,493,248	$2,294,029	$1,877,064
Cost of sales	1,619,485	1,480,233	1,218,316
Gross margin	873,763	813,796	658,748
Selling, general and administrative	451,158	443,227	376,018
Research and development	59,589	55,286	44,486
Operating income	363,016	315,283	238,244
Interest expense	11,489	12,525	11,975
Other income, net	(19,253)	(9,505)	(3,907)
Earnings before income taxes	370,780	312,263	230,176
Income taxes	106,479	86,972	64,013
Net earnings	$264,301	$225,291	$166,163

Weighted average shares - basic	150,286,403	154,392,740	155,697,056
Weighted average shares - diluted	152,940,605	157,196,918	158,355,544
Net earnings per share - basic	$1.76	$1.46	$1.07
Net earnings per share - diluted	$1.73	$1.43	$1.05

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Balance Sheets
Donaldson Company, Inc. and Subsidiaries

	At July 31,
	2012	2011
	(thousands of dollars, except share amounts)
Assets
Current assets
Cash and cash equivalents	$225,789	$273,494
Short-term investments	92,362	—
Accounts receivable, less allowance of $6,418 and $6,908	438,796	445,700
Inventories, net	256,116	271,476
Deferred income taxes	25,158	29,805
Prepaids and other current assets	47,441	46,107
Total current assets	$1,085,662	$1,066,582
Property, plant and equipment, net	384,909	391,502
Goodwill	162,949	171,741
Intangible assets, net	46,200	53,496
Other assets	50,362	42,772
Total assets	$1,730,082	$1,726,093

Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings	$95,147	$13,129
Current maturities of long-term debt	2,346	47,871
Trade accounts payable	199,182	215,918
Accrued employee compensation and related taxes	80,550	86,974
Accrued liabilities	49,242	64,008
Other current liabilities	72,056	68,344
Total current liabilities	498,523	496,244
Long-term debt	203,483	205,748
Deferred income taxes	4,611	11,196
Other long-term liabilities	113,451	78,194
Total liabilities	820,068	791,382
Commitments and contingencies (Note O)
Shareholders’ equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares and 88,643,194 shares issued in 2012 and 2011, respectively	758,216	443,216
Retained earnings	366,788	925,542
Stock compensation plans	24,948	24,736
Accumulated other comprehensive income (loss)	(101,888)	40,027
Treasury stock, 3,980,832 and 13,245,864 shares in 2012 and 2011, at cost	(138,050)	(498,810)
Total shareholders’ equity	910,014	934,711
Total liabilities and shareholders’ equity	$1,730,082	$1,726,093

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Donaldson Company, Inc. and Subsidiaries

	Year ended July 31,
	2012	2011	2010
	(thousands of dollars)
Operating Activities
Net earnings	$264,301	$225,291	$166,163
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	61,165	60,491	59,232
Equity in losses (earnings) of affiliates, net of distributions	(2,380)	(2,585)	183
Deferred income taxes	6,344	1,957	3,025
Tax benefit of equity plans	(10,316)	(9,873)	(4,625)
Stock compensation plan expense	10,553	9,234	8,253
Other, net	(24,346)	(11,991)	(6,110)
Changes in operating assets and liabilities, net of acquired businesses
Accounts receivable	(17,877)	(62,274)	(79,308)
Inventories	(4,149)	(52,999)	(25,826)
Prepaids and other current assets	(17,378)	7,233	(3,970)
Trade accounts payable and other accrued expenses	(6,205)	81,571	85,988
Net cash provided by operating activities	259,712	246,055	203,005

Investing Activities
Purchases of property, plant and equipment	(78,139)	(60,633)	(43,149)
Proceeds from sale of property, plant and equipment	969	782	490
Purchases of short-term investments	(99,298)	—	—
Acquisitions and divestitures of affiliates	—	3,493	(250)
Net cash used in investing activities	(176,468)	(56,358)	(42,909)

Financing Activities
Proceeds from long-term debt	—	6,774	531
Repayments of long-term debt	(46,205)	(13,353)	(5,508)
Change in short-term borrowings	96,715	(36,603)	20,713
Purchase of treasury stock	(130,233)	(108,929)	(66,696)
Dividends paid	(47,684)	(41,013)	(36,242)
Tax benefit of equity plans	10,316	9,873	4,625
Exercise of stock options	13,691	15,899	13,053
Net cash used in financing activities	(103,400)	(167,352)	(69,524)
Effect of exchange rate changes on cash	(27,549)	19,149	(2,259)
Increase (decrease)in cash and cash equivalents	(47,705)	41,494	88,313
Cash and cash equivalents, beginning of year	273,494	232,000	143,687
Cash and cash equivalents, end of year	$225,789	$273,494	$232,000

Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes	$91,915	$57,688	$40,032
Interest	13,410	12,852	11,446

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders’ Equity
Donaldson Company, Inc. and Subsidiaries

	Common Stock	Additional Paid-in Capital	Retained Earnings	Stock Compensation Plans	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(thousands of dollars, except per share amounts)
Balance July 31, 2009	$443,216	$—	$615,817	$19,894	$(9,677)	$(380,632)	$688,618
Comprehensive income
Net earnings			166,163				166,163
Foreign currency translation					(15,961)		(15,961)
Pension liability adjustment, net of deferred taxes					(14,780)		(14,780)
Net loss on cash flow hedging derivatives					(68)		(68)
Comprehensive income							135,354
Treasury stock acquired						(66,696)	(66,696)
Stock options exercised		(5,608)	(7,678)	2,676		22,951	12,341
Deferred stock and other activity		(704)	(30)	(244)		1,707	729
Performance awards		7	(7)				—
Stock option expense			6,891				6,891
Tax reduction - employee plans		6,305					6,305
Dividends ($0.240 per share)			(36,909)				(36,909)
Balance July 31, 2010	443,216	—	744,247	22,326	(40,486)	(422,670)	746,633
Comprehensive income
Net earnings			225,291				225,291
Foreign currency translation					72,505		72,505
Pension liability adjustment, net of deferred taxes					7,166		7,166
Net gain on cash flow hedging derivatives					842		842
Comprehensive income							305,804
Treasury stock acquired						(108,929)	(108,929)
Stock options exercised		(10,792)	(7,854)	1,862		30,604	13,820
Deferred stock and other activity		(1,418)	174	548		2,185	1,489
Performance awards		(7)	7				—
Stock option expense			6,462				6,462
Tax reduction - employee plans		12,217					12,217
Dividends ($0.280 per share)			(42,785)				(42,785)
Balance July 31, 2011	443,216	—	925,542	24,736	40,027	(498,810)	934,711
Comprehensive income
Net earnings			264,301				264,301
Foreign currency translation					(98,723)		(98,723)
Pension liability adjustment, net of deferred taxes					(42,520)		(42,520)
Net loss on cash flow hedging derivatives					(672)		(672)
Comprehensive income							122,386
Treasury stock acquired						(130,233)	(130,233)
Stock options exercised		(9,834)	(5,116)			27,698	12,748
Deferred stock and other activity		(2,158)	312	213		1,926	293
Performance awards			(9)	(1)			(10)
Stock option expense			7,800				7,800
Tax reduction - employee plans		11,992					11,992
Two-for-one Stock split	315,000		(776,369)			461,369	—
Dividends ($0.335 per share)			(49,673)				(49,673)
Balance July 31, 2012	$758,216	$—	$366,788	$24,948	$(101,888)	$(138,050)	$910,014

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

          Principles of Consolidation The Consolidated Financial Statements include the accounts of Donaldson Company, Inc. and all majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company’s three joint ventures that are not majority-owned are accounted for under the equity method. The Company does not have any variable interests in variable interest entities as of July 31, 2012. The Company uses a fiscal period which ends on a calendar basis for international affiliates and on the Friday nearest to July 31 for U.S. purposes.

          Use of Estimates The preparation of Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

          Foreign Currency Translation For foreign operations, local currencies are considered the functional currency. Assets and liabilities are translated to U.S. dollars at year-end exchange rates and the resulting gains and losses arising from the translation of net assets located outside the United States are recorded as a cumulative translation adjustment, a component of Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. Elements of the Consolidated Statements of Earnings are translated at average exchange rates in effect during the year. Realized and unrealized foreign currency transaction gains and losses are included in Other income, net in the Consolidated Statements of Earnings. A foreign currency transaction gain of $1.8 million and losses of $4.5 million, and $4.6 million are included in Other income, net in the Consolidated Statements of Earnings in Fiscal 2012, 2011, and 2010, respectively.

          Cash Equivalents The Company considers all highly liquid temporary investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost that approximates market value.

          Short-Term Investments Classification of the Company’s investments as current or non-current is dependent upon management’s intended holding period, the investment’s maturity date, and liquidity considerations based on market conditions. If management intends to hold the investments for longer than one year as of the balance sheet date, they are classified as non-current. See Note B for disclosures related to the Company’s short-term investments.

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

          Inventories Inventories are stated at the lower of cost or market. U.S. inventories are valued using the last-in, first-out (“LIFO”) method, while the international subsidiaries use the first-in, first-out (“FIFO”) method. Inventories valued at LIFO were approximately 30 percent and 33 percent of total inventories at July 31, 2012 and 2011, respectively. For inventories valued under the LIFO method, the FIFO cost exceeded the LIFO carrying values by $37.4 million and $37.1 million at July 31, 2012 and 2011, respectively. Results of operations for all periods presented were not materially affected by the liquidation of LIFO inventory. The components of inventory are as follows (thousands of dollars):

	At July 31,
	2012	2011
Materials	$111,808	$110,466
Work in process	30,767	33,917
Finished products	113,541	127,093
Total inventories	$256,116	$271,476

          Property, Plant and Equipment Property, plant and equipment are stated at cost. Additions, improvements, or major renewals are capitalized, while expenditures that do not enhance or extend the asset’s useful life are charged to expense as incurred. Depreciation is computed under the straight-line method. Depreciation expense was $55.3 million in Fiscal 2012, $54.5 million in Fiscal 2011, and $53.2 million in Fiscal 2010. The estimated useful lives of property, plant, and equipment are 10 to 40 years for buildings, including building improvements, and 3 to 10 years for machinery and equipment. The components of property, plant, and equipment are as follows (thousands of dollars):

	At July 31,
	2012	2011
Land	$21,062	$22,578
Buildings	258,082	266,482
Machinery and equipment	643,199	625,439
Construction in progress	27,276	31,375
Less accumulated depreciation	(564,710)	(554,372)
Total property, plant and equipment, net	$384,909	$391,502

          Internal-Use Software The Company capitalizes direct costs of materials and services used in the development and purchase of internal-use software. Amounts capitalized are amortized on a straight-line basis over a period of five years and are reported as a component of machinery and equipment within property, plant, and equipment.

          Goodwill and Other Intangible Assets Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. Other intangible assets, consisting primarily of patents, trademarks, Customer relationships and lists, are recorded at cost and are amortized on a straight-line basis over their estimated useful lives of 3 to 20 years. Goodwill is assessed for impairment annually or if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The impairment assessment for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company completed its annual impairment assessment in the third quarters of Fiscal 2012 and 2011, which indicated no impairment.

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

	At July 31,
	2012	2011	2010
Foreign currency translation adjustment	$32,976	$131,699	$59,194
Net gain (loss) on cash flow hedging derivatives, net of deferred taxes	(292)	380	(462)
Pension and postretirement liability adjustment, net of deferred taxes	(134,572)	(92,052)	(99,218)
Total accumulated other comprehensive income (loss)	$(101,888)	$40,027	$(40,486)

          Cumulative foreign translation is not adjusted for income taxes.

          Earnings Per Share The Company’s basic net earnings per share are computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common equivalent shares relating to stock options and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods. There were 1,063,135 options, 988,698 options, and 1,691,654 options excluded from the diluted net earnings per share calculation for the fiscal year ended July 31, 2012, 2011, and 2010, respectively.

          The following table presents information necessary to calculate basic and diluted earnings per share:

	2012	2011	2010
	(thousands of dollars, except per share amounts)
Weighted average shares - basic	150,286	154,393	155,697
Diluted share equivalents	2,655	2,804	2,659
Weighted average shares - diluted	152,941	157,197	158,356
Net earnings for basic and diluted earnings per share computation	$264,301	$225,291	$166,163
Net earnings per share - basic	$1.76	$1.46	$1.07
Net earnings per share - diluted	$1.73	$1.43	$1.05

          On January 27, 2012, the Company announced that its Board of Directors declared a two-for-one stock split effected in the form of a 100 percent stock dividend. The stock split was distributed March 23, 2012, to stockholders of record as of March 2, 2012. Earnings and dividends per share and weighted average shares outstanding are presented in this Form 10-K after the effect of the 100 percent stock dividend. The two-for-one stock split is reflected in the share amounts in all periods presented in the table above and elsewhere in this annual Form 10-K.

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

          Stock-Based Compensation The Company offers stock-based employee compensation plans, which are more fully described in Note J. Stock-based employee compensation cost is recognized using the fair-value based method.

          Revenue Recognition Revenue is recognized when both product ownership and the risk of loss have transferred to the Customer and the Company has no remaining obligations. The Company records estimated discounts and rebates as a reduction of sales in the same period revenue is recognized. Shipping and handling costs for Fiscal 2012, 2011, and 2010 totaling $67.0 million, $61.9 million, and $49.8 million, respectively, are classified as a component of operating expenses.

          Product Warranties The Company provides for estimated warranty costs at the time of sale and accrues for specific items at the time their existence is known and the amounts are determinable. The Company estimates warranty costs using standard quantitative measures based on historical warranty claim experience and evaluation of specific Customer warranty issues. For a warranty reserve reconciliation see Note N.

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

          Exit or Disposal Activities The Company accounts for costs relating to exit or disposal activities based on FASB guidance related to exit or disposal cost obligations. This guidance addresses recognition, measurement, and reporting of costs associated with exit and disposal activities including restructuring. See Note P for disclosures related to restructuring.

          Guarantees Upon issuance of a guarantee, the Company recognizes a liability for the fair value of an obligation assumed under a guarantee. See Note M for disclosures related to guarantees.

          New Accounting Standards In June 2011, the the Financial Accounting Standards Board (“FASB”) FASB updated the disclosure requirements for comprehensive income. The updated guidance requires companies to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance is effective for the Company beginning in the first quarter of Fiscal 2013. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company’s consolidated financial statements. In December 2011, the FASB issued updated guidance to delay the effective date of certain provisions that relate to reclassification items until such time as the FASB has time to re-deliberate the presentation of those items.

          In May 2011, the FASB updated the accounting guidance related to fair value measurements. The updated guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (IFRS). The updated guidance was effective for the Company beginning in the third quarter of Fiscal 2012. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

NOTE B Short-Term Investments

          All short-term investments are time deposits and have original maturities in excess of three months but not more than twelve months. The Company had $92.4 million in short-term investments as of July 31, 2012, and the Company did not have any short-term investments as of July 31, 2011.

NOTE C Goodwill and Other Intangible Assets

          The Company has allocated goodwill to its Industrial Products and Engine Products segments. There was no acquisition or disposition activity during Fiscal 2012. Disposition of goodwill during Fiscal 2011 relates to the sale of the Company’s Ultracool chiller business, based in Terrassa, Spain, for $3.6 million, which resulted in a gain on sale of $0.4 million. The Ultracool chiller business manufactured industrial circulation chillers and was part of the Company’s Industrial Products segment. As of Fiscal 2011, as a result of an internal reorganization, the Company transferred Industrial Hydraulics, a component of its Industrial Filtration Solutions Products within the Industrial Products segment to Aftermarkets Products within the Engine Products segment, along with the goodwill associated with this component. The Company completed its annual impairment assessments in the third quarters of Fiscal 2012 and 2011. The results of this assessment showed that the fair values of the reporting units to which goodwill is assigned continue to exceed the book values of the respective reporting units, resulting in no goodwill impairment.

          Following is a reconciliation of goodwill for the years ended July 31, 2012 and 2011:

	Engine Products	Industrial Products	Total Goodwill
	(thousands of dollars)
Balance as of July 31, 2010	$60,914	$104,401	$165,315
Goodwill transferred	11,258	(11,258)	—
Disposition activity	—	(325)	(325)
Foreign exchange translation	794	5,957	6,751
Balance as of July 31, 2011	$72,966	$98,775	$171,741
Foreign exchange translation	(1,219)	(7,573)	(8,792)
Balance as of July 31, 2012	$71,747	$91,202	$162,949

          Intangible assets are comprised of patents, trademarks, and Customer relationships and lists. Following is a reconciliation of intangible assets for the years ended July 31, 2012 and 2011:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(thousands of dollars)
Balance as of July 31, 2010	$83,487	$(25,195)	$58,292
Amortization expense	—	(5,917)	(5,917)
Foreign exchange translation	1,952	(831)	1,121
Balance as of July 31, 2011	$85,439	$(31,943)	$53,496
Amortization expense	—	(5,778)	(5,778)
Retirements	(1,530)	1,530	—
Foreign exchange translation	(3,834)	2,316	(1,518)
Balance as of July 31, 2012	$80,075	$(33,875)	$46,200

          Net intangible assets consist of patents, trademarks, and trade names of $16.1 million and $20.0 million as of July 31, 2012 and 2011, respectively, and Customer related intangibles of $30.1 million and $33.5 million as of July 31, 2012 and 2011, respectively. As of July 31, 2012, patents, trademarks and trade names had a weighted average remaining life of 9.76 years and Customer related intangibles had a weighted average remaining life of 12.67 years. Expected amortization expense relating to existing intangible assets is as follows (in thousands):

Fiscal Year
2013	$5,418
2014	$5,045
2015	$4,950
2016	$4,948
2017	$4,530

NOTE D Credit Facilities

          The Company has a five-year, multi-currency revolving facility with a group of banks under which the Company may borrow up to $250 million. This facility matures on April 2, 2013. The agreement provides that loans may be made under a selection of currencies and rate formulas including Base Rate Advances or Off Shore Rate Advances. The interest rate on each advance is based on certain market interest rates and leverage ratios. Facility fees and other fees on the entire loan commitment are payable over the duration of this facility. There was $80.0 million outstanding at July 31, 2012 and nothing outstanding at July 31, 2011. At July 31, 2012 and 2011, $159.1 million and $238.6 million, respectively, were available for further borrowing under such facilities. The amount available for further borrowing reflects a reduction for issued standby letters of credit, as discussed below. The weighted average interest rate on these short-term borrowings outstanding at July 31, 2012 was 0.4 percent. The Company’s multi-currency revolving facility contains debt covenants specifically related to maintaining a certain interest coverage ratio and a certain leverage ratio as well as other covenants that under certain circumstances can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, create liens, and sell assets. As of July

31, 2012, the Company was in compliance with all such covenants. The Company does anticipate refinancing this revolving credit facility during Fiscal 2013.

          Certain note agreements contain debt covenants related to working capital levels and limitations on indebtedness. As of July 31, 2012, the Company was in compliance with all such covenants. The Company expects to remain in compliance with these covenants.

          The Company has two uncommitted credit facilities in the United States, which provide unsecured borrowings for general corporate purposes. At July 31, 2012 and 2011, there was $41.3 million and $56.9 million available for use. There was $8.7 million outstanding at July 31, 2012 and $13.1 million outstanding at July 31, 2011. The weighted average interest rate on these short-term borrowings outstanding at July 31, 2012 and 2011 was 1.0 percent and 0.9 percent, respectively.

          The Company has a €100 million, or $123.1 million, program for issuing treasury notes for raising short, medium, and long-term financing for its European operations. There was nothing outstanding on this program at July 31, 2012 or 2011. Additionally, the Company’s European operations have lines of credit with an available limit of €43.6 million or $53.7 million. There was nothing outstanding on these lines of credit as of July 31, 2012 or 2011.

          Other international subsidiaries may borrow under various credit facilities. There was $6.4 million outstanding under these credit facilities as of July 31, 2012, and nothing outstanding as of July 31, 2011. The weighted average interest rate on these short-term borrowings outstanding at July 31, 2012, was 0.5 percent.

          As discussed further in Note M, at July 31, 2012 and 2011, the Company had outstanding standby letters of credit totaling $10.9 million and $11.4 million, respectively, upon which no amounts had been drawn. The letters of credit guarantee payment to third parties in the event the Company is in breach of insurance contract terms as detailed in each letter of credit.

NOTE E Long-Term Debt

          Long-term debt consists of the following:

	2012	2011
	(thousands of dollars)
4.85% Unsecured senior notes, interest payable semi-annually. This note was repaid on December 17, 2011.	—	30,000
6.59% Unsecured senior notes, interest payable semi-annually, principal payment of $80.0 million due November 14, 2013	80,000	80,000
5.48% Unsecured senior notes, interest payable semi-annually, principal payment of $50.0 million due June 1, 2017	50,000	50,000
5.48% Unsecured senior notes, interest payable semi-annually, principal payment of $25.0 million due September 28, 2017	25,000	25,000
5.48% Unsecured senior notes, interest payable semi-annually, principal payment of $25.0 million due November 30, 2017	25,000	25,000
1.418% Guaranteed senior notes, interest payable semi-annually. This note was repaid on January 31, 2012.	—	15,595
2.019% Guaranteed senior note, interest payable semi-annually, principal payment of ¥ 1.65 billion due May 18, 2014	21,117	21,442
Capitalized lease obligations and other, with various maturity dates and interest rates	774	796
Terminated interest rate swap contracts	3,938	5,786
Total	205,829	253,619
Less current maturities	2,346	47,871
Total long-term debt	$203,483	$205,748

          Annual maturities of long-term debt are $0.5 million in 2013, $101.4 million in 2014, $50.0 million in 2017, and $50.0 million thereafter. There are no maturities in 2015 or 2016. As of July 31, 2012, the estimated fair value of long-term debt with fixed interest rates was $223.5 million compared to its carrying value of $201.1 million. On December

17, 2011, the Company paid off its 4.85 percent Unsecured senior note for $30.0 million. On January 31, 2012, the Company paid off its 1.418 percent Guaranteed senior note for ¥1.2 billion, or $15.4 million.

          Certain note agreements contain debt covenants related to working capital levels and limitations on indebtedness. As of July 31, 2012, the Company was in compliance with all such covenants. The Company expects to remain in compliance with these covenants.

NOTE F Financial Instruments

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

          The Company enters into forward exchange contracts of generally less than one year to hedge forecasted transactions between its subsidiaries and to reduce potential exposure related to fluctuations in foreign exchange rates for existing recognized assets and liabilities. It also utilizes forward exchange contracts for anticipated intercompany and third-party transactions such as purchases, sales, and dividend payments denominated in local currencies. Forward exchange contracts are designated as cash flow hedges as they are designed to hedge the variability of cash flows associated with the underlying existing recognized or anticipated transactions. Changes in the value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) in shareholders’ equity until earnings are affected by the variability of the underlying cash flows. At that time, the applicable amount of gain or loss from the derivative instrument that is deferred in shareholders’ equity is reclassified to earnings. The Company expects to record $0.4 million of net deferred losses from these forward exchange contracts during the next twelve months. Effectiveness is measured using spot rates to value both the hedge contract and the hedged item. The excluded forward points, as well as any ineffective portions of hedges, are recorded in earnings through the same line as the underlying transaction. During Fiscal 2012, 2011, and 2010, $0.4 million, $1.1 million, and $0.2 million of losses, respectively, were recorded due to the exclusion of forward points from the assessment of hedge effectiveness.

          The impact on Accumulated other comprehensive income (loss) (OCI) and earnings from foreign exchange contracts that qualified as cash flow hedges for the twelve months ended July 31, 2012 and 2011, was as follows (thousands of dollars):

	July 31,
	2012	2011
Net carrying amount at beginning of year	$241	$(660)
Cash flow hedges deferred in OCI	2,229	(782)
Cash flow hedges reclassified to income (effective portion)	(2,960)	1,963
Change in deferred taxes	117	(280)
Net carrying amount at July 31	$(373)	$241

          Credit Risk The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps and foreign exchange forward contracts. Collateral is generally not required of the counterparties or of the Company. In the unlikely event a counterparty fails to meet the contractual terms of an interest rate swap or foreign exchange forward contract, the Company’s risk is limited to the fair value of the instrument. The Company had no interest rate swaps outstanding at July 31, 2012 or 2011. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. The Company has not had any historical instances of non-performance by any counterparties, nor does it anticipate any future instances of non-performance.

NOTE G Fair Value

          Fair Value of Financial Instruments At July 31, 2012 and 2011, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, long-term debt, and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximated carrying values because of the short-term nature of these instruments. Derivative contracts are reported at their fair values based on third-party quotes. As of July 31, 2012, the estimated fair value of long-term debt with fixed interest rates was $223.5 million compared to its carrying value of $201.1 million. The fair value is estimated by discounting the projected cash flows using the rate that similar amounts of debt could currently be borrowed, classified as level 2 in the fair value hierarchy.

          The following summarizes the Company’s fair value of outstanding derivatives at July 31, 2012, and 2011, on the Consolidated Balance Sheets (thousands of dollars):

	At July 31,
	2012	2011
Asset derivatives recorded under the caption Prepaids and other current assets Foreign exchange contracts	$526	$945

Liability derivatives recorded under the caption Other current liabilities Foreign exchange contracts	$1,424	$1,470

          The Company’s derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals with a variety of major banks worldwide. In addition, only conventional derivative financial instruments are utilized. The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding at July 31, 2012, failed to perform according to the terms of its agreement. At this time, the Company does not require collateral or any other form of securitization to be furnished by the counterparties to its derivative instruments.

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

	Significant Other Observable Inputs (Level 2)* (thousands of dollars)
	At July 31,
	2012	2011
Forward exchange contracts – net liability position	$(898)	$(525)

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

          The Company holds equity method investments which are classified in other assets in the consolidated balance sheets. The aggregate carrying amount of these investments was $20.1 million and $19.2 million as of July 31, 2012 and 2011, respectively. These equity method investments are measured at fair value on a nonrecurring basis. The fair value of the Company’s equity method investments has not been estimated as there have been no identified events or changes in circumstance that would have had an adverse impact on the value of these investments. In the event that these investments were required to be measured, these investments would fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value, as the investments are privately-held entities without quoted market prices.

          Goodwill and intangible assets are assessed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company’s goodwill and intangible assets are not recorded at fair value as there have been no events or circumstances that would have an adverse impact on the value of these assets. In the event that an impairment was recognized, the fair value would be classified within Level 3 of the fair value hierarchy. Refer to Note C for further discussion of the annual goodwill impairment analysis and carrying values of goodwill and other intangible assets.

          The company assesses the impairment of property, plant, and equipment whenever events or changes in circumstances indicate that the carrying amount of property, plant, and equipment assets may not be recoverable. There were no impairment charges recorded in Fiscal 2012 or Fiscal 2011.

NOTE H Employee Benefit Plans

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

          Net periodic pension costs for the Company’s pension plans include the following components:

	2012	2011	2010
	(thousands of dollars)
Net periodic cost:
Service cost	$15,464	$16,148	$13,184
Interest cost	19,436	19,440	19,445
Expected return on assets	(28,114)	(27,538)	(28,390)
Transition amount amortization	216	225	226
Prior service cost amortization	509	449	293
Actuarial loss amortization	5,696	3,962	2,864
Net periodic benefit cost	$13,207	$12,686	$7,622

          The obligations and funded status of the Company’s pension plans as of 2012 and 2011, is as follows:

	2012	2011
	(thousands of dollars)
Change in benefit obligation:
Benefit obligation, beginning of year	$404,012	$377,903
Service cost	15,464	16,148
Interest cost	19,436	19,440
Plan amendments	(781)	1,639
Participant contributions	1,130	1,058
Actuarial loss	51,914	1,034
Currency exchange rates	(9,689)	6,936
Benefits paid	(19,994)	(20,146)
Benefit obligation, end of year	$461,492	$404,012

Change in plan assets:
Fair value of plan assets, beginning of year	$373,555	$319,734
Actual return on plan assets	4,442	38,758
Company contributions	37,915	27,655
Participant contributions	1,130	1,058
Currency exchange rates	(9,472)	6,496
Benefits paid	(19,994)	(20,146)
Fair value of plan assets, end of year	$387,576	$373,555

Funded status:
Underfunded status at July 31, 2012 and 2011	$(73,916)	$(30,457)

          The net underfunded status of $73.9 million at July 31, 2012 is recognized in the accompanying Consolidated Balance Sheet. Included in Accumulated other comprehensive income (loss) at July 31, 2012 are the following amounts that have not yet been recognized in net periodic pension expense: unrecognized actuarial losses of $202.6 million, unrecognized prior service cost of $3.8 million, and unrecognized transition obligations of $2.4 million. The actuarial loss, prior service cost, and unrecognized transition obligation are included in Accumulated other comprehensive income (loss), net of tax. The amounts expected to be recognized in net periodic pension expense during Fiscal 2013 for actuarial loss, prior service cost, and unrecognized transition obligation are $10.3 million, $0.4 million, and $0.2 million, respectively. The accumulated benefit obligation for all defined benefit pension plans was $423.6 million and $365.2 million at July 31, 2012 and 2011, respectively.

          The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $347.5 million, $335.1 million, and $277.5 million, respectively, as of July 31, 2012, and $294.2 million, $282.3 million, and $262.4 million, respectively, as of July 31, 2011.

          For the years ended July 31, 2012 and 2011 the U.S. pension plans represented approximately 71 percent, of the Company’s total plan assets, and approximately 74 percent and 72 percent, respectively, of the Company’s total projected benefit obligation.

          The weighted-average discount rates and rates of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation are as follows:

Weighted average actuarial assumptions	2012	2011
All U.S. plans:
Discount rate	3.59%	4.91%
Rate of compensation increase	2.61%	4.50%
Non - U.S. plans:
Discount rate	4.13%	5.36%
Rate of compensation increase	2.86%	3.57%

          The weighted-average discount rates, expected returns on plan assets and rates of increase in future compensation levels used to determine the net periodic benefit cost are as follows:

Weighted average actuarial assumptions	2012	2011	2010
All U.S. plans:
Discount rate	4.91%	5.25%	6.00%
Expected return on plan assets	7.75%	8.00%	8.50%
Rate of compensation increase	4.50%	5.00%	5.00%
Non - U.S. plans:
Discount rate	5.36%	5.17%	5.90%
Expected return on plan assets	6.03%	6.17%	6.64%
Rate of compensation increase	3.57%	3.69%	3.87%

          Expected Long-Term Rate of Return To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. As of our measurement date of July 31, 2012, the Company decreased its long-term rate of return for the U.S. pension plans to 7.50 percent from 7.75 percent as of July 31, 2011. The Company believes that based on the asset mix and the target asset allocation, the 7.50 percent rate is an appropriate rate. This is slightly below the Company’s twenty year average but above the five and ten year averages. Thus, the Company will use the 7.50 percent rate for the calculation of its Fiscal 2013 net periodic cost. The expected long-term rate of return on assets assumption for the plans outside the U.S. reflects the investment allocation and expected total portfolio returns specific to each plan and country. The expected long-term rate of return on assets shown in the pension benefit disclosure for non-U.S. plans is an asset-based weighted average of all non-U.S. plans.

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

          Plan Assets The Company used the following definitions to classify pension assets into either Level 1, Level 2, or Level 3:
          Level 1 – Quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
          Level 2 – Inputs other than quoted prices available in Level 1 that are observable either directly or indirectly.
          Level 3 – Unobservable inputs for the asset or liability.

          The fair values of the assets held by the U.S. pension plans by asset category are as follows (in millions):

Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2012
Cash	$0.9	$—	$—	$0.9
Global Equity Securities	61.5	57.3	0.2	119.0
Fixed Income Securities	29.2	—	—	29.2
Private Equity	—	—	19.1	19.1
Alternative	—	19.5	56.1	75.6
Real Assets	—	—	30.4	30.4
Total U.S. Assets at July 31, 2012	$91.6	$76.8	$105.8	$274.2
2011
Cash	$0.3	$—	$—	$0.3
Global Equity Securities	64.8	56.2	0.3	121.3
Fixed Income Securities	36.6	—	—	36.6
Private Equity	—	—	17.6	17.6
Alternative	—	20.1	31.4	51.5
Real Assets	—	—	38.0	38.0
Total U.S. Assets at July 31, 2011	$101.7	$76.3	$87.3	$265.3
2010
Cash	$0.9	$—	$—	$0.9
Global Equity Securities	48.7	50.2	2.4	101.3
Fixed Income Securities	17.1	—	—	17.1
Private Equity	—	—	14.8	14.8
Alternative	—	39.4	33.1	72.5
Real Assets	—	9.6	16.3	25.9
Total U.S. Assets at July 31, 2010	$66.7	$99.2	$66.6	$232.5

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

          Alternative consists primarily of private partnership interests in hedge funds of funds. Partnership interests are valued using the NAV as determined by the administrator or custodian of the fund.

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

          The following table sets forth a summary of changes in the fair values of the U.S. pension plans’ Level 3 assets for the years ended July 31, 2012, 2011, and 2010 (in millions):

	Global Equity	Private Equity	Alternative	Real Assets	Total
Beginning balance at August 1, 2009	$2.7	$11.4	$41.4	$15.5	$71.0
Unrealized gains	0.1	1.8	2.8	0.1	4.8
Realized gains	—	—	0.7	—	0.7
Purchases, sales, issuances and settlements, net	(0.4)	1.6	(11.8)	0.7	(9.9)
Ending balance at July 31, 2010	$2.4	$14.8	$33.1	$16.3	$66.6
Unrealized gains	—	1.5	2.1	3.4	7.0
Realized gains	—	1.0	—	—	1.0
Purchases, sales, issuances and settlements, net	(2.1)	0.3	(3.8)	18.3	12.7
Ending balance at July 31, 2011	$0.3	$17.6	$31.4	$38.0	$87.3
Unrealized gains	(0.1)	0.2	(0.3)	(1.2)	(1.4)
Realized gains	0.1	1.4	0.4	—	1.9
Purchases, sales, issuances and settlements, net	(0.1)	(0.1)	17.3	0.9	18.0
Net transfers into (out of) level 3	—	—	7.3	(7.3)	—
Ending balance at July 31, 2012	$0.2	$19.1	$56.1	$30.4	$105.8

Fair values of the assets held by the international pension plans by asset category are as follows (in millions):

Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2012
Global Equity Securities	$37.1	$—	$—	$37.1
Fixed Income Securities	5.9	28.4	—	34.3
Equity/Fixed Income	13.3	—	21.8	35.1
Real Assets	—	6.8	—	6.8
Total International Assets at July 31, 2012	$56.3	$35.2	$21.8	$113.3
2011
Global Equity Securities	$33.5	$—	$—	$33.5
Fixed Income Securities	—	26.5	—	26.5
Equity/Fixed Income	15.4	—	26.3	41.7
Real Assets	—	6.5	—	6.5
Total International Assets at July 31, 2011	$48.9	$33.0	$26.3	$108.2
2010
Global Equity Securities	$26.8	$—	$—	$26.8
Fixed Income Securities	—	20.7	—	20.7
Equity/Fixed Income	12.5	—	21.7	34.2
Real Assets	—	5.5	—	5.5
Total International Assets at July 31, 2010	$39.3	$26.2	$21.7	$87.2

          Global equity consists of a fixed weights index fund, used to maintain a fixed 50/50 distribution between UK and overseas assets. Publicly traded equities are valued at the closing price reported in the active market in which the individual securities are traded.

          Fixed income consists primarily of investment grade debt securities. Corporate bonds and notes are valued at either the yields currently available on comparable securities of issuers with similar credit ratings or valued under a discounted cash flows approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable such as credit and liquidity risks.

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

          The following table sets forth a summary of changes in the fair values of the International pension plans’ Level 3 assets for the years ended July 31, 2012, 2011, and 2010 (in millions):

Equity/Fixed Income
Beginning balance at August 1, 2009	$23.1
Unrealized gains	0.3
Foreign currency exchange	(1.9)
Purchases, sales, issuances and settlements, net	0.2
Ending balance at July 31, 2010	$21.7
Unrealized gains	0.9
Foreign currency exchange	2.5
Purchases, sales, issuances and settlements, net	1.2
Ending balance at July 31, 2011	$26.3
Unrealized gains	1.4
Foreign currency exchange	(3.8)
Purchases, sales, issuances and settlements, net	(2.0)
Net transfers into (out of) Level 3	(0.1)
Ending balance at July 31, 2012	$21.8

          Investment Policies and Strategies. For the Company’s U.S. plans, the Company uses a total return investment approach to achieve a long-term return on plan assets, with a prudent level of risk for the purpose of meeting its retirement income commitments to employees. The plans’ investments are diversified to assist in managing risk. The Company’s asset allocation guidelines target an allocation of 45 percent equity securities, 30 percent alternative investments (funds of hedge funds), 10 percent real assets (investments into funds containing commodities and real estate), 10 percent fixed income, and 5 percent private equity. Within equity securities, the Company will target an allocation of 15 percent international, 15 percent equity long/short, 10 percent small cap and 5 percent large cap. These target allocation guidelines are determined in consultation with the Company’s investment consultant, and through the use of modeling the risk/return trade-offs among asset classes utilizing assumptions about expected annual return, expected volatility/standard deviation of returns, and expected correlations with other asset classes.

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

          Estimated Contributions and Future Payments The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. As such, the Company made contributions of $25.5 million to its U.S. pension plans in Fiscal 2012. The minimum funding requirement for the Company’s U.S. plans for Fiscal 2013 is $13.5 million. Per the Pension Protection Act of 2006, this obligation could be met with existing credit balances. The Company is still considering whether a cash contribution will be made. The Company made contributions of $12.5 million to its non-U.S. pension plans in Fiscal 2012 and estimates that it will contribute approximately $7.0 million in Fiscal 2013 based upon the local government prescribed funding requirements. Future estimates of the Company’s pension plan contributions may change significantly depending on the actual rate of return on plan assets, discount rates, and regulatory requirements.

          Estimated future benefit payments for the Company’s U.S. and non-U.S. plans are as follows (thousands of dollars):

Fiscal Year
2013	$19,516
2014	$22,667
2015	$20,875
2016	$21,399
2017	$28,955
2018-2022	$142,611

          Postemployment and Postretirement Benefit Plans The Company provides certain postemployment and postretirement health care benefits for certain U.S. employees for a limited time after termination of employment. The Company has recorded a liability for its postretirement benefit plan in the amount of $1.5 million as of July 31, 2012 and July 31, 2011. The annual cost resulting from these benefits is not material. For measurement purposes, a 7.3 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for Fiscal 2012. The Company has assumed that the long-term rate of increase will decrease gradually to an ultimate annual rate of 4.5 percent. A one-percentage point increase in the health care cost trend rate would increase the Fiscal 2012 and 2011 liability by $0.1 million.

          Retirement Savings and Employee Stock Ownership Plan The Company provides a contributory employee savings plan to U.S. employees that permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. Employee contributions of up to 25 percent of compensation are matched at a rate equaling 100 percent of the first 3 percent contributed and 50 percent of the next 2 percent contributed. The Company’s contributions under this plan are based on the level of employee contributions as well as a discretionary contribution based on performance of the Company. Total contribution expense for these plans was $5.5 million, $9.1 million, and $4.5 million for the years ended July 31, 2012, 2011, and 2010, respectively. This plan also includes shares from an Employee Stock Ownership Plan (“ESOP”). As of July 31, 2012, all shares of the ESOP have been allocated to participants. Total ESOP shares are considered to be shares outstanding for earnings per share calculations.

          Deferred Compensation and Other Benefit Plans The Company provides various deferred compensation and other benefit plans to certain executives. The deferred compensation plan allows these employees to defer the receipt of all of their bonus and other stock related compensation and up to 75 percent of their salary to future periods. Other benefit plans are provided to supplement the benefits for a select group of highly compensated individuals which are reduced because of compensation limitations set by the Internal Revenue Code. The Company has recorded a liability in the amount of $9.5 million and $9.2 million as of the year ended July 31, 2012 and July 31, 2011, respectively, related primarily to its deferred compensation plans.

NOTE I Shareholders’ Equity

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

          Stock Compensation Plans The Stock Compensation Plans in the Consolidated Statements of Changes in Shareholders’ Equity consist of the balance of amounts payable to eligible participants for stock compensation that was deferred to a Rabbi Trust pursuant to the provisions of the 2010 Master Stock Incentive Plan, as well as performance awards payable in common stock discussed further in Note J.

          Treasury Stock The Company believes that the share repurchase program is a way of providing return to its shareholders. The Board of Directors authorized the repurchase, at the Company’s discretion, of up to 16.0 million shares of common stock under the stock repurchase plan dated March 26, 2010. As of July 31, 2012, the Company had remaining authorization to repurchase 5.6 million shares under this plan. Following is a summary of treasury stock share activity for Fiscal 2012 and 2011:

	2012	2011
Balance at beginning of year	13,245,864	12,222,381
Stock repurchases	4,503,587	1,956,648
Net issuance upon exercise of stock options	(1,270,526)	(862,981)
Issuance under compensation plans	(89,528)	(62,304)
Stock split and other activity	(12,408,565)	(7,880)
Balance at end of year	3,980,832	13,245,864

NOTE J Stock Option Plans

          Employee Incentive Plans In November 2010 shareholders approved the 2010 Master Stock Incentive Plan (the “Plan”) that replaced the 2001 Plan that was scheduled to expire on December 31, 2010 and provided for similar awards. The Plan extends through September 2020 and allows for the granting of nonqualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights (“SAR”), dividend equivalents, and other stock-based awards. Options under the Plan are granted to key employees at market price at the date of grant. Options are exercisable for up to 10 years from the date of grant. The Plan also allows for the granting of performance awards to a limited number of key executives. As administered by the Human Resources Committee of the Company’s Board of Directors, these performance awards are payable in common stock and are based on a formula which measures performance of the Company over a three-year period. Performance award expense under these plans totaled $1.9 million in Fiscal 2012 and $1.8 million in Fiscal 2011.

          Stock options issued from Fiscal 2002 to Fiscal 2012 become exercisable for non-executives in equal increments over three years. Stock options issued in Fiscal 2012 and Fiscal 2011 become exercisable for executives in equal increments over three years. Stock options issued from Fiscal 2002 to Fiscal 2010 became exercisable for most executives immediately upon the date of grant. Certain other stock options issued to executives during Fiscal 2004, 2006, and 2007 became exercisable in equal increments over three years. For Fiscal 2012, the Company recorded pretax compensation expense associated with stock options of $7.8 million and recorded $2.5 million of related tax benefit. For Fiscal 2011 and 2010, the Company recorded pretax compensation expense associated with stock options of $6.5 million and $6.9 million, respectively, and $2.1 million and $2.4 million, respectively, of related tax benefit.

          Stock-based employee compensation cost is recognized using the fair-value based method. The Company determined the fair value of these awards using the Black-Scholes option pricing model, with the following weighted average assumptions:

	2012	2011	2010
Risk - free interest rate	<0.11 - 1.8%	<0.12 - 3.1%	< 0.01 - 3.9%
Expected volatility	25.8 - 31.9%	25.5 - 34.7%	24.4 - 32.3%
Expected dividend yield	1.0%	1.0%	1.0%

Expected life
Director original grants without reloads	8 years	8 years	8 years
Non - officer original grants	7 years	8 years	7 - 8 years
Officer original grants with reloads	—	—	4 years
Reload grants	<8 years	<8 years	<8 years
Officer original grants without reloads	8 years	8 years	8 years

          Black-Scholes is a widely accepted stock option pricing model; however, the ultimate value of stock options granted will be determined by the actual lives of options granted and the actual future price levels of the Company’s common stock. The weighted average fair value for options granted during Fiscal 2012, 2011, and 2010 is $9.37, $8.63, and $6.62 per share, respectively, using the Black-Scholes pricing model.

          Reload grants are grants made to officers or directors who exercised a reloadable option during the fiscal year and made payment of the purchase price using shares of previously owned Company stock. The reload grant is for the number of shares equal to the shares used in payment of the purchase price and/or withheld for minimum tax withholding. Beginning in Fiscal 2011, options no longer have a reload provision for Officers and Directors.

          The following table summarizes stock option activity:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at July 31, 2009	9,996,250	$13.47
Granted	1,287,948	21.21
Exercised	(1,697,980)	10.42
Canceled	(42,594)	20.97
Outstanding at July 31, 2010	9,543,624	15.02
Granted	1,103,202	28.61
Exercised	(2,243,502)	11.55
Canceled	(15,330)	23.60
Outstanding at July 31, 2011	8,387,994	17.72
Granted	1,082,979	34.76
Exercised	(1,379,827)	11.90
Canceled	(34,819)	27.45
Outstanding at July 31, 2012	8,056,327	20.97

          The total intrinsic value of options exercised during Fiscal 2012, 2011, and 2010 was $29.5 million, $34.2 million, and $19.5 million, respectively.

          Shares reserved at July 31, 2012 for outstanding options and future grants were 15,288,416. Shares reserved consist of shares available for grant plus all outstanding options. Upon shareholder approval of the 2010 Master Stock Incentive Plan, 9,200,000 shares were added to shares reserved.

          The following table summarizes information concerning outstanding and exercisable options as of July 31, 2012:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$8.89 to $12.89	559,800	0.75	$9.99	559,800	$9.99
$12.90 to $16.89	2,430,944	2.34	15.53	2,430,944	15.53
$16.90 to $20.89	1,476,801	5.32	17.84	1,465,291	17.85
$20.90 to $24.89	1,541,740	6.67	21.78	1,371,437	21.86
$24.90 and above	2,047,042	8.61	32.08	423,458	30.07
	8,056,327	5.20	20.97	6,250,930	17.95

          At July 31, 2012, the aggregate intrinsic value of shares outstanding and exercisable was $116.7 million and $109.4 million, respectively.

          The following table summarizes the status of options which contain vesting provisions:

	Options	Weighted Average Grant Date Fair Value
Non - vested at July 31, 2011	1,385,750	$8.45
Granted	1,004,500	9.63
Vested	(550,868)	8.06
Canceled	(33,985)	8.42
Non - vested at July 31, 2012	1,805,397	9.22

          The total fair value of shares vested during Fiscal 2012, 2011, and 2010 was $19.5 million, $10.5 million, and $8.0 million, respectively.

          As of July 31, 2012, there was $8.1 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. This unvested cost is expected to be recognized during Fiscal 2013, Fiscal 2014, and Fiscal 2015.

NOTE K Income Taxes

          The components of earnings before income taxes are as follows:

	2012	2011	2010
	(thousands of dollars)
Earnings before income taxes:
United States	$171,101	$117,562	$85,987
Foreign	199,679	194,701	144,189
Total	$370,780	$312,263	$230,176

          The components of the provision for income taxes are as follows:

	2012	2011	2010
	(thousands of dollars)
Income taxes:
Current
Federal	$45,468	$26,675	$25,455
State	4,012	3,555	2,206
Foreign	50,655	54,785	33,327
	100,135	85,015	60,988
Deferred
Federal	7,391	8,556	3,860
State	722	191	20
Foreign	(1,769)	(6,790)	(855)
	6,344	1,957	3,025
Total	$106,479	$86,972	$64,013

          The following table reconciles the U.S. statutory income tax rate with the effective income tax rate:

	2012	2011	2010
Statutory U.S. federal rate	35.0%	35.0%	35.0%
State income taxes	1.2	1.0	0.8
Foreign taxes at lower rates	(6.0)	(6.6)	(8.2)
Export, manufacturing and research credits	(1.0)	(1.6)	(0.9)
U.S. tax impact on repatriation of earnings	0.8	(0.3)	0.1
Change in unrecognized tax benefits	(1.0)	0.1	1.2
Other	(0.3)	0.3	(0.2)
	28.7%	27.9%	27.8%

          The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	2012	2011
	(thousands of dollars)
Deferred tax assets:
Accrued expenses	$10,666	$12,243
Compensation and retirement plans	52,986	33,298
Tax credit and NOL carryforwards	723	1,173
Inventory reserves	7,482	9,545
Other	3,262	3,311
Deferred tax assets:	75,119	59,570
Valuation allowance	(522)	(692)
Net deferred tax assets	74,597	58,878
Deferred tax liabilities:
Depreciation and amortization	(38,796)	(37,112)
Other	(394)	(1,119)
Deferred tax liabilities	(39,190)	(38,231)
Net deferred tax asset	$35,407	$20,647

          The effective tax rate for Fiscal 2012 was 28.7 percent compared to 27.9 percent in Fiscal 2011. The increase in effective tax rate is primarily due to an unfavorable shift in the mix of earnings between tax jurisdictions, which increased the underlying average tax rate over the prior year to 30.8 percent from 29.7 percent. The increase in the underlying average tax rate was partially offset by incremental discrete benefits resulting in Fiscal 2012. Fiscal 2012 contained $7.7 million of discrete tax benefits from the favorable settlements of tax audits, the expiration of statutes in various jurisdictions, and other discrete items. Fiscal 2011 contained $5.8 million of discrete tax benefits primarily from the release of reserves after the favorable conclusions of foreign tax audits, the expiration of statutes in various jurisdictions, and the favorable impact of dividends from some foreign subsidiaries.

          The Company has not provided for U.S. income taxes on additional undistributed earnings of non-U.S. subsidiaries of approximately $756.0 million. The Company currently intends to indefinitely reinvest these undistributed earnings overseas as there are significant investment opportunities there or to repatriate the earnings only when it is tax effective to do so. If any portion were to be distributed, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings plus any available foreign tax credit carryovers. Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable.

          The Company has cumulative pre-tax loss carryforwards of $2.7 million, which exist in various international subsidiaries. If fully realized, the unexpired net operating losses may be carried forward to offset future local income tax payments of $0.7 million, at current rates of tax. Approximately 5 percent of these net operating losses expire within the next three years, while the majority of the remaining net operating loss carryforwards expire more than 5 years out or have no statutory expiration under current local laws. However, as it is more-likely-than-not that certain of these losses will not be realized, a valuation allowance of $0.5 million exists as of July 31, 2012.

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

	2012	2011	2010
	(thousands of dollars)
Gross unrecognized tax benefits at beginning of fiscal year	$20,005	$18,994	$16,928
Additions for tax positions of the current year	3,323	7,406	3,122
Additions for tax positions of prior years	261	668	470
Reductions for tax positions of prior years	(333)	(164)	(179)
Settlements	(4,129)	(3,895)	—
Reductions due to lapse of applicable statue of limitations	(2,613)	(3,004)	(1,347)
Gross unrecognized tax benefits at end of fiscal year	$16,514	$20,005	$18,994

          The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the fiscal year ended July 31, 2012, the Company recognized interest expense, net of tax benefit, of approximately $0.3 million. At July 31, 2012 and July 31, 2011, accrued interest and penalties on a gross basis were $1.3 million and $1.5 million, respectively.

          The Company’s uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. The following tax years, in addition to the current year, remain subject to examination, at least for certain issues, by the major tax jurisdictions indicated:

Major Jurisdictions	Open Tax Years
Belgium	2010 through 2011
China	2002 through 2011
France	2009 through 2011
Germany	2009 through 2011
Italy	2003 through 2011
Japan	2009 through 2011
Mexico	2006 through 2011
Thailand	2005 through 2011
United Kingdom	2011
United States	2011

          If the Company were to prevail on all unrecognized tax benefits recorded, substantially all of the unrecognized tax benefits would benefit the effective tax rate. With an average statute of limitations of about 5 years, up to $2.1 million of the unrecognized tax benefits could potentially expire in the next 12 month period, unless extended by audit. It is possible that quicker than expected settlement of either current or future audits and disputes would cause additional reversals of previously recorded reserves in the next 12 month period. Currently, the Company has approximately $0.2 million of unrecognized tax benefits that are in formal dispute with various taxing authorities related to transfer pricing and deductibility of expenses. Quantification of an estimated range and timing of future audit settlements cannot be made at this time.

NOTE L Segment Reporting

          Consistent with FASB guidance related to segment reporting, the Company identified two reportable segments: Engine Products and Industrial Products. Segment selection was based on the internal organizational structure, management of operations, and performance evaluation by management and the Company’s Board of Directors.

          The Engine Products segment sells to OEMs in the construction, mining, agriculture, aerospace, defense, and truck markets and to independent distributors, OEM dealer networks, private label accounts, and large equipment fleets. Products include air filtration systems, exhaust and emissions systems, liquid filtration systems including hydraulics, fuel and lube, and replacement filters.

          The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines, and OEMs and end-users requiring clean air. Products include dust, fume, and mist collectors, compressed air purification systems, air filtration systems for gas turbines, PTFE membrane-based products, and specialized air and gas filtration systems for applications including computer hard disk drives, and other electronic equipment.

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

          Segment detail is summarized as follows:

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company
	(thousands of dollars)
2012
Net sales	$1,570,140	$923,108	$—	$2,493,248
Depreciation and amortization	36,646	18,852	5,667	61,165
Equity earnings in unconsolidated affiliates	3,966	769	—	4,735
Earnings before income taxes	227,941	149,249	(6,410)	370,780
Assets	845,176	520,739	364,167	1,730,082
Equity investments in unconsolidated affiliates	17,304	2,822	—	20,126
Capital expenditures, net of acquired businesses	46,816	24,083	7,240	78,139
2011
Net sales	$1,440,495	$853,534	$—	$2,294,029
Depreciation and amortization	36,338	19,396	4,757	60,491
Equity earnings in unconsolidated affiliates	3,302	803	—	4,105
Earnings before income taxes	211,255	123,871	(22,863)	312,263
Assets	888,080	519,730	318,283	1,726,093
Equity investments in unconsolidated affiliates	16,619	2,558	—	19,177
Capital expenditures, net of acquired businesses	36,423	19,442	4,768	60,633
2010
Net sales	$1,126,007	$751,057	$—	$1,877,064
Depreciation and amortization	33,433	20,935	4,864	59,232
Equity earnings in unconsolidated affiliates	1,859	160	—	2,019
Earnings before income taxes	155,833	91,084	(16,741)	230,176
Assets	702,300	477,154	320,052	1,499,506
Equity investments in unconsolidated affiliates	14,860	625	—	15,485
Capital expenditures, net of acquired businesses	24,355	15,250	3,544	43,149

          Following are net sales by product within the Engine Products segment and Industrial Products segment:

	2012	2011	2010
	(thousands of dollars)
Engine Products segment:
Off-Road Products	$376,870	$327,557	$222,329
On-Road Products	163,934	127,107	81,874
Aftermarket Products*	907,306	861,393	691,899
Retrofit Emissions Products	15,354	19,555	17,928
Aerospace and Defense Products	106,676	104,883	111,977
Total Engine Products segment	1,570,140	1,440,495	1,126,007
Industrial Products segment:
Industrial Filtration Solutions Products	553,453	507,646	423,050
Gas Turbine Products	180,669	154,726	150,131
Special Applications Products	188,986	191,162	177,876
Total Industrial Products segment	923,108	853,534	751,057
Total Company	$2,493,248	$2,294,029	$1,877,064

*	Includes replacement part sales to the Company’s OEM Customers.

          Geographic sales by origination and property, plant and equipment:

	Net Sales	Property, Plant & Equipment - Net
	(thousands of dollars)
2012
United States	$1,064,474	$146,328
Europe	678,619	114,266
Asia - Pacific	572,163	80,200
Other	177,992	44,115
Total	$2,493,248	$384,909

2011
United States	$941,218	$141,584
Europe	653,275	131,739
Asia - Pacific	540,874	81,035
Other	158,662	37,144
Total	$2,294,029	$391,502

2010
United States	$745,400	$139,717
Europe	545,803	122,646
Asia - Pacific	460,470	72,950
Other	125,391	30,579
Total	$1,877,064	$365,892

          Concentrations There were no Customers over 10 percent of net sales during Fiscal 2012, 2011, and 2010. There was one Customer over 10 percent of gross accounts receivable in Fiscal 2012 and no customers over 10 percent of gross accounts receivable in Fiscal 2011.

NOTE M Guarantees

          The Company and Caterpillar Inc. equally own the shares of Advanced Filtration Systems Inc. (AFSI), an unconsolidated joint venture, and guarantee certain debt of the joint venture. As of July 31, 2012, the joint venture had

$21.7 million of outstanding debt, of which the Company guarantees half. In addition, during Fiscal 2012, 2011, and 2010, the Company recorded its equity in earnings of this equity method investment of $2.0 million, $1.6 million, and $0.4 million and royalty income of $6.2 million, $6.2 million, and $5.4 million, respectively, related to AFSI.

          At July 31, 2012 and 2011, the Company had a contingent liability for standby letters of credit totaling $10.9 million and $11.4 million, respectively, which have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of a specified bond financing agreement and insurance contract terms as detailed in each letter of credit. At July 31, 2012 and 2011, there were no amounts drawn upon these letters of credit.

NOTE N Warranty

          The Company provides for warranties on certain products. In addition, the Company may incur specific Customer warranty issues. Following is a reconciliation of warranty reserves (in thousands of dollars):

Balance at July 31, 2010	$15,707
Accruals for warranties issued during the reporting period	8,406
Accruals related to pre-existing warranties (including changes in estimates)	7,735
Less settlements made during the period	(12,128)
Balance at July 31, 2011	$19,720
Accruals for warranties issued during the reporting period	5,002
Accruals related to pre-existing warranties (including changes in estimates)	(2,956)
Less settlements made during the period	(10,861)
Balance at July 31, 2012	$10,905

          During Fiscal 2011, the increase in warranty accruals was primarily due to three specific warranty matters: one in the Company’s Retrofit Emissions Product group for $3.6 million, one in the Company’s Off-Road Products group for $1.8 million, and one in the On-Road Product group for $4.1 million. These warranty accruals were partially offset by supplier and insurance recoveries of $4.2 million. These warranty matters are not expected to have a material impact on our results of operations, liquidity, or financial position. There were no significant specific warranty matters accrued for in Fiscal 2012. The settlements made during Fiscal 2012 were primarily in relation to the three above mentioned matters.

NOTE O Commitments and Contingencies

          Operating Leases The Company enters into operating leases primarily for office and warehouse facilities, production and non-production equipment, automobiles, and computer equipment. Total expense recorded under operating leases for the periods ended July 31, 2012 and 2011 were $26.8 million and $24.3 million, respectively. Future commitments under operating leases are: $11.8 million in Fiscal 2013, $7.7 million in Fiscal 2014, $4.1 million in Fiscal 2015, $1.7 million in Fiscal 2016, $0.8 million in Fiscal 2017, and $0.4 million thereafter.

          Litigation The Company records provisions with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter. The Company believes the recorded reserves in its consolidated financial statements are adequate in light of the probable and estimable outcomes. The recorded liabilities were not material to the Company’s financial position, results of operations, or liquidity and the Company does not believe that any of the currently identified claims or litigation will materially affect its financial position, results of operations, or liquidity.

          The Company has reached a preliminary agreement to settle the class action lawsuits filed in 2008 alleging that 12 filter manufacturers, including the Company, engaged in a conspiracy to fix prices, rig bids, and allocate U.S. Customers for aftermarket automotive filters. The U.S. cases have been consolidated into a single multi-district litigation in the Northern District of Illinois. The Company denies any liability and has vigorously defended the claims raised in these lawsuits. The settlement will fully resolve all claims brought against the Company in the lawsuits and the Company does not admit any liability or wrongdoing. The settlement is still subject to Court approval and will not have a material impact on the Company’s financial position, results of operations, or liquidity.

NOTE P Restructuring

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

          Certain restructuring actions commenced in Fiscal 2009 in response to the dramatic downturn in the worldwide economy and these actions and related costs carried over into Fiscal 2010 and Fiscal 2011. In Fiscal 2011, the Engine Products segment incurred minimal restructuring expenses and Industrial Products segment incurred $0.7 million in restructuring expenses. The restructuring expenses in Fiscal 2011 include employee severance costs for approximately five employees related to the completion of the Company’s planned restructuring activities. There was no restructuring activity during Fiscal 2012.

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

          Restructuring and asset impairment expense detail is summarized as follows (in thousands):

	Fiscal Year
	2012	2011	2010
Gross Margin	$—	$20	$7,488
Operating expenses	—	739	2,677
Total restructuring and asset impairment expenses	$—	$759	$10,165

NOTE Q Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
2012
Net sales	$608,295	$580,883	$647,237	$656,833
Gross margin	214,934	200,817	228,229	229,783
Net earnings	68,553	53,821	70,946	70,981
Basic earnings per share	0.46	0.36	0.47	0.47
Diluted earnings per share	0.45	0.35	0.46	0.47
Dividends declared per share	0.075	0.080	0.090	0.090
Dividends paid per share	0.075	0.075	0.080	0.090

2011
Net sales	$536,909	$537,105	$594,565	$625,450
Gross margin	188,090	189,543	209,158	227,005
Net earnings	53,134	44,579	61,811	65,767
Basic earnings per share	0.34	0.29	0.40	0.43
Diluted earnings per share	0.34	0.28	0.39	0.42
Dividends declared per share	—	0.130	—	0.150
Dividends paid per share	0.063	0.065	0.065	0.075

          Note: the above table reflects the impact of the two-for-one stock split that occurred on March 23, 2012.

          The first quarter of Fiscal 2011 included restructuring charges after-tax of $0.6 million or $0.01 per share.

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

Changes in Internal Control over Financial Reporting

          No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with such evaluation during the fiscal quarter ended July 31, 2012, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

          None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

          The information under the captions “Item 1: Election of Directors”; “Director Selection Process,” “Audit Committee,” “Audit Committee Expertise; Complaint-Handling Procedures,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2012 Proxy Statement is incorporated herein by reference. Information on the Executive Officers of the Company is found under the caption “Executive Officers of the Registrant” on page 7 of this Annual Report on Form 10-K.

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

Item 11. Executive Compensation

          The information under the captions “Executive Compensation” and “Director Compensation” of the 2012 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information under the caption “Security Ownership” of the 2012 Proxy Statement is incorporated herein by reference.

          The following table sets forth information as of July 31, 2012 regarding the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted - average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1980 Master Stock Compensation Plan:
Stock Options	—	—	—
Deferred Stock Gain Plan	71,020	$7.2621	—

1991 Master Stock Compensation Plan:
Stock Options	—	—
Deferred Stock Option Gain Plan	640,103	$17.8227	—
Deferred LTC/Restricted Stock	245,687	$11.7362	—

2001 Master Stock Incentive Plan:
Stock Options	5,321,679	$17.3283	—
Deferred Stock Option Gain Plan	3,470	$28.9411	—
Deferred LTC/Restricted Stock	293,942	$16.8754	—
Long-Term Compensation	181,193	$20.9766	—

2010 Master Stock Incentive Plan:
Stock Options	1,642,497	$32.0838	See Note 1
Deferred LTC/Restricted Stock	—	$—	—
Long-Term Compensation	35,096	$28.0992	—
Subtotal for plans approved by security holders	8,434,687	$20.1037

Equity compensation plans not approved by security holders:
Non-qualified Stock Option Program for Non - Employee Directors	1,092,151	$21.9863	See Note 2
ESOP Restoration	43,258	$6.7700	See Note 3
Subtotal for plans not approved by security holders	1,135,409	21.4066
Total	9,570,096	20.2583

          Note 1: The 2010 Master Stock Incentive Plan limits the number of shares authorized for issuance to 9,200,000 during the 10-year term of the plan in addition to any shares forfeited under the 2001 plan. The Plan allows for the granting of nonqualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights (“SAR”), dividend equivalents, and other stock-based awards. There are currently 7,232,089 shares of the authorization remaining.

          Note 2: The stock option program for non-employee directors (filed as exhibit 10-H to Form 10-Q report filed for the first quarter ended October 31, 2008) provides for each non-employee director to receive annual option grants of 14,400 shares. The 2010 Master Stock Incentive Plan, which was approved by the Company’s stockholders on November 19, 2010 provides for the issuance of stock options to non-employee directors, and the stock option program for non-employee directors has been adopted as a sub-plan under the 2010 Master Stock Incentive Plan and shares issued to directors after December 10, 2010 will be issued under the 2010 Master Stock Incentive Plan.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

          The information under the captions “Policy and Procedures Regarding Transactions with Related Persons” and “Board Oversight and Director Independence” of the 2012 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

          The information under the captions “Independent Auditor Fees” and “Audit Committee Pre-Approval Policies and Procedures” of the 2012 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

          Documents filed with this report:

(1)	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings — years ended July 31, 2012, 2011 and 2010

Consolidated Balance Sheets — July 31, 2012 and 2011

Consolidated Statements of Cash Flows — years ended July 31, 2012, 2011 and 2010

Consolidated Statements of Changes in Shareholders’ Equity — years ended July 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

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

DONALDSON COMPANY, INC.

Date: September 28, 2012	By: /s/ William M. Cook

William M. Cook
Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 28, 2012.

/s/ William M. Cook	President, Chief Executive Officer and Chairman
William M. Cook	(Principal Executive Officer)

/s/ James F. Shaw	Vice President and Chief Financial Officer
James F. Shaw	(Principal Financial Officer)

/s/ Melissa A. Osland	Controller
Melissa A. Osland	(Principal Accounting Officer)

*	Director
F. Guillaume Bastiaens

*	Director
Janet M. Dolan

*	Director
Jack W. Eugster

*	Director
John F. Grundhofer

*	Director
Michael J. Hoffman

*	Director
Paul David Miller

*	Director
Jeffrey Noddle

*	Director
Willard D. Oberton

*	Director
Ajita G. Rajendra

*	Director
John P. Wiehoff

*By: /s/ Norman C. Linnell
Norman C. Linnell
As attorney-in-fact

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

DONALDSON COMPANY, INC. AND SUBSIDIARIES
(thousands of dollars)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (A)	Deductions (B)	Balance at End of Period
Year ended July 31, 2012:
Allowance for doubtful accounts deducted from accounts receivable	$6,908	$1,151	$(676)	$(965)	$6,418

Year ended July 31, 2011:
Allowance for doubtful accounts deducted from accounts receivable	$6,315	$482	$481	$(370)	$6,908

Year ended July 31, 2010:
Allowance for doubtful accounts deducted from accounts receivable	$7,387	$1,063	$(293)	$(1,842)	$6,315

Note A - Allowance for doubtful accounts foreign currency translation losses (gains) recorded directly to equity.

Note B - Bad debts charged to allowance, net of reserves and changes in estimates.

EXHIBIT INDEX
ANNUAL REPORT ON FORM 10-K

* 3-A	—	Restated Certificate of Incorporation of Registrant as currently in effect (Filed as Exhibit 3-A to Form 10-Q Report for the Second Quarter ended January 31, 2012)

*3-B	—	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Registrant, dated as of March 3, 2006 (Filed as Exhibit 3-B to 2011 Form 10-K Report)

* 3-C	—	Amended and Restated Bylaws of Registrant (as of January 30, 2009) (Filed as Exhibit 3-C to Form 10-Q Report for the Second Quarter ended January 31, 2009)

* 4	—	**

*4-A	—	Preferred Stock Amended and Restated Rights Agreement between Registrant and Wells Fargo Bank, N.A., as Rights Agent, dated as of January 27, 2006 (Filed as Exhibit 4-A to 2011 Form 10-K Report)

*10-A	—	Officer Annual Cash Incentive Plan (Filed as Exhibit 10-A to 2011 Form 10-K Report)***

*10-B	—	1980 Master Stock Compensation Plan as Amended (Filed as Exhibit 10-A to Form 10-Q Report filed for the first quarter ended October 31, 2008)***

*10-C	—	Form of Performance Award Agreement under 1991 Master Stock Compensation Plan (Filed as Exhibit 10-B to Form 10-Q Report filed for the first quarter ended October 31, 2008)***

*10-D	—	ESOP Restoration Plan (2003 Restatement) (Filed as Exhibit 10-D to 2009 Form 10-K Report)***

*10-E	—	Deferred Compensation Plan for Non-employee Directors as amended (Filed as Exhibit 10-C to Form 10-Q Report filed for the first quarter ended October 31, 2008)***

*10-F	—	Independent Director Retirement and Benefit Plan as amended (Filed as Exhibit 10-D to Form 10-Q Report filed for the first quarter ended October 31, 2008)***

*10-G	—	Supplemental Executive Retirement Plan (2008 Restatement) (Filed as Exhibit 10-G to 2011 Form 10-K Report)***

*10-H	—	1991 Master Stock Compensation Plan as amended (Filed as Exhibit 10-E to Form 10-Q Report filed for the first quarter ended October 31, 2008)***

*10-I	—	Form of Restricted Stock Award under 1991 Master Stock Compensation Plan (Filed as Exhibit 10-F to Form 10-Q Report filed for the first quarter ended October 31, 2008)***

*10-J	—	Form of Agreement to Defer Compensation for certain Executive Officers (Filed as Exhibit 10-G to Form 10-Q Report filed for the first quarter ended October 31, 2008)***

*10-K	—	Stock Option Program for Non-employee Directors (Filed as Exhibit 10-H to Form 10-Q Report filed for the first quarter ended October 31, 2008)***

*10-L	—

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

*10-N	—	2001 Master Stock Incentive Plan (Filed as Exhibit 10-O to 2009 Form 10-K Report)***

*10-O	—	Form of Officer Stock Option Award Agreement under the 2001 Master Stock Incentive Plan (Filed as Exhibit 10-P to 2010 Form 10-K Report)***

*10-P	—	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the 2001 Master Stock Incentive Plan (Filed as Exhibit 10-Q to 2010 Form 10-K Report)***

*10-Q	—	Restated Compensation Plan for Non-Employee Directors dated July 28, 2006 (Filed as Exhibit 10-Q to 2011 Form 10-K Report)***

*10-R	—	Restated Long-Term Compensation Plan dated May 23, 2006 (Filed as Exhibit 10-R to 2011 Form 10-K Report)***

*10-S	—	Qualified Performance-Based Compensation Plan (Filed as Exhibit 10-S to 2011 Form 10-K Report)***
*10-T	—	Deferred Compensation and 401(k) Excess Plan (2008 Restatement) (Filed as Exhibit 10-T to 2011 form 10-K Report)***

*10-U	—	Deferred Stock Option Gain Plan (2008 Restatement) (Filed as Exhibit 10-U to 2011 Form 10-K Report) ***

*10-V	—	Excess Pension Plan (2008 Restatement) (Filed as Exhibit 10-V to 2011 Form 10-K Report) ***

*10-W	—	Form of Management Severance Agreement for Executive Officers (Filed as Exhibit 10-A to Form 10-Q Report for the Third Quarter ended April 30, 2008)***

*10-X	—	2010 Master Stock Incentive Plan (Filed as Exhibit 4.5 to Registration Statement on Form S-* (File No. 333-170729) filed on November 19, 2010)***

*10-Y	—	Form of Officer Stock Option Award Agreement under the 2010 Master Stock Incentive Plan (Filed as Exhibit 10.1 to Form 8-K Report filed on December 16, 2010) ***

*10-Z	—	Form of Restricted Stock Award Agreement under the 2010 Master Stock Incentive Plan (Filed as Exhibit 10.2 to Form 8-K Report filed on December 16, 2010) ***

*10-AA	—	Non-Employee Director Automatic Stock Option Grant Program (Filed as Exhibit 10-AA to 2011 Form 10-K Report)***

*10-BB	—	Form of Indemnification Agreement for Directors (Filed as Exhibit 10.1 to Form 8-K Report filed on April 2, 2012)***

10-CC	—	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the 2010 Master Stock Incentive Plan***

11	—	Computation of net earnings per share (See “Earnings Per Share” in “Summary of Significant Accounting Policies” in Note A in the Notes to Consolidated Financial Statements on page 33)

21	—	Subsidiaries

23	—	Consent of PricewaterhouseCoopers LLP

24	—	Powers of Attorney

31-A	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	—

The following financial information from the Donaldson Company, Inc. Annual Report on Form 10-K for the fiscal year ended July 31, 2012 as filed with the Securities and Exchange Commission, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows (iv) the Consolidated Statement of Changes in Shareholders’ Equity and (v) the Notes to Consolidated Financial Statements.

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