Form 10-Q
period 2012-10-31
DONALDSON CO INC
filed 2012-12-06
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2012 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

Commission File Number 1-7891

DONALDSON COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $5 Par Value – 146,652,963 shares as of October 31, 2012.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended October 31,
	2012	2011
Net sales	$588,947	$608,295
Cost of sales	390,654	393,361
Gross margin	198,293	214,934
Operating expenses	124,756	124,607
Operating income, net	73,537	90,327
Interest expense	2,671	3,170
Other income, net	(5,812)	(4,860)
Earnings before income taxes	76,678	92,017
Income taxes	22,565	23,464
Net earnings	$54,113	$68,553

Weighted average shares - basic	149,149,429	150,513,892
Weighted average shares - diluted	151,524,125	153,047,198
Net earnings per share - basic	$0.36	$0.46
Net earnings per share - diluted	$0.36	$0.45
Dividends paid per share	$0.090	$0.075

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share amounts)
(Unaudited)

	October 31, 2012	July 31, 2012
Assets
Current assets
Cash and cash equivalents	$204,770	$225,789
Short-term investments	84,240	92,362
Accounts receivable, less allowance of $6,586 and $6,418	415,059	438,796
Inventories	272,396	256,116
Prepaids and other current assets	71,948	72,599
Total current assets	$1,048,413	$1,085,662
Property, plant, and equipment, at cost	984,039	949,619
Less accumulated depreciation	(585,141)	(564,710)
Property, plant, and equipment, net	398,898	384,909
Goodwill	165,458	162,949
Intangible assets, net	45,243	46,200
Other assets	54,486	50,362
Total assets	$1,712,498	$1,730,082

Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings	$67,506	$95,147
Current maturities of long-term debt	2,361	2,346
Trade accounts payable	185,721	199,182
Other current liabilities	189,341	201,848
Total current liabilities	444,929	498,523
Long-term debt	202,473	203,483
Deferred income taxes	4,692	4,611
Other long-term liabilities	105,222	113,451
Total liabilities	757,316	820,068
Shareholders’ equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued	758,216	758,216
Retained earnings	409,865	366,788
Stock compensation plans	22,698	24,948
Accumulated other comprehensive loss	(68,734)	(101,888)
Treasury stock at cost, 4,851,315 and 3,980,832 shares at October 31, 2012 and July 31, 2012, respectively	(166,863)	(138,050)
Total shareholders’ equity	955,182	910,014
Total liabilities and shareholders’ equity	$1,712,498	$1,730,082

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)
(Unaudited)

	Three Months Ended October 31,
	2012	2011
Net earnings	$54,113	$68,553
Foreign currency translation gain (loss)	25,852	(33,938)
Net gain (loss) on hedging derivatives, net of deferred taxes	(293)	418
Pension and postretirement liability adjustment, net of deferred taxes	7,595	(15,249)
Total comprehensive income	$87,267	$19,784

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)
(Unaudited)

	Three Months Ended October 31,
	2012	2011
Operating Activities
Net earnings	$54,113	$68,553
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	16,026	15,574
Changes in operating assets and liabilities	1,910	(21,932)
Tax benefit of equity plans	(5,527)	(2,171)
Stock compensation plan expense	1,476	1,690
Deferred taxes	(4,282)	(6,759)
Other, net	347	2,731
Net cash provided by operating activities	64,063	57,686

Investing Activities
Net expenditures on property, plant, and equipment	(21,404)	(18,491)
Change in short term investments	12,868	—
Net cash used in investing activities	(8,536)	(18,491)

Financing Activities
Purchase of treasury stock	(50,731)	(73,558)
Repayments of long-term debt	(126)	(149)
Change in short-term borrowings	(28,577)	78,912
Dividends paid	(13,292)	(11,193)
Tax benefit of equity plans	5,527	2,171
Exercise of stock options	5,576	2,961
Net cash used in financing activities	(81,623)	(856)
Effect of exchange rate changes on cash	5,077	(9,620)
Increase in cash and cash equivalents	(21,019)	28,719
Cash and cash equivalents, beginning of year	225,789	273,494
Cash and cash equivalents, end of period	$204,770	$302,213

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three-month period ended October 31, 2012 are not necessarily indicative of the results that may be expected for future periods. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2012.

Note B – Short-Term Investments

          All short-term investments are time deposits and have original maturities in excess of three months but not more than twelve months. The Company had $84.2 million and $92.4 million in short-term investments as of October 31, 2012 and July 31, 2012, respectively.

Note C – Inventories

          The components of inventory as of October 31, 2012 and July 31, 2012 are as follows (thousands of dollars):

	October 31, 2012	July 31, 2012
Materials	$108,450	$111,808
Work in process	34,550	30,767
Finished products	129,396	113,541
Total inventories	$272,396	$256,116

Note D – Accounting for Stock-Based Compensation

          Stock-based compensation expense is recognized using the fair-value method for all awards. All options granted in the first quarter of Fiscal 2013 were reload options related to options originally granted prior to 2005 which were exercised during the first quarter. A reload stock option is granted for the number of shares tendered as payment for the exercise price and tax withholding obligation upon the exercise of a stock option with a reload provision. The option price of the reload option is equal to the market price of the stock on the date of exercise and will expire on the same date as the original option which was exercised. The Company determined the fair value of its option awards using the Black-Scholes option pricing model. The following assumptions were used to value the options granted during the three months ended October 31, 2012: range of less than 1 year to 2 years expected life; expected volatility range of 24.5 percent to 25.2 percent; risk-free interest rate range of 0.02 percent to 0.26 percent; and annual dividend yield of 1.0 percent. The expected life for options granted during the period represents the period of time that the options are expected to be outstanding based on the contractual life and historical data of option holder exercise and termination behavior. Expected volatilities are based upon historical volatility of the Company’s stock over a period at least equal to the expected life of each option grant. Option grants are priced at the fair market value of the Company’s stock on the date of grant. The weighted average fair value for options granted during the three months ended October 31, 2012 and 2011 was $3.15 per share and $3.72 per share, respectively. For the three months ended October 31, 2012 and 2011, the Company recorded pre-tax stock-based compensation expense of $1.4 million and $0.8 million, respectively, and recorded $0.4 million and $0.2 million, respectively, of related tax benefit.

          The following table summarizes stock option activity during the three months ended October 31, 2012:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at July 31, 2012	8,056,327	$20.97
Granted	53,423	35.50
Exercised	(795,437)	14.50
Canceled	(8,498)	31.09
Outstanding at October 31, 2012	7,305,815	21.77

          The total intrinsic value of options exercised during the three months ended October 31, 2012 and 2011 was $17.0 million and $6.5 million, respectively.

          The following table summarizes information concerning outstanding and exercisable options as of October 31, 2012:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 to $12.89	165,400	0.11	$8.96	165,400	$8.96
$12.90 to $16.89	2,207,062	2.17	15.56	2,207,062	15.56
$16.90 to $20.89	1,447,643	5.07	17.84	1,447,643	17.84
$20.90 to $24.89	1,424,624	6.51	21.75	1,255,820	21.84
$24.90 and above	2,061,086	8.20	32.21	444,501	30.78
	7,305,815	5.25	21.77	5,520,426	18.61

          At October 31, 2012, the aggregate intrinsic value of options outstanding and exercisable was $79.2 million and $75.4 million, respectively.

          As of October 31, 2012, there was $6.8 million of total unrecognized compensation expense related to non-vested stock options granted under the 2001 and 2010 Master Stock Incentive Plans. This unvested expense is expected to be recognized during the remainder of Fiscal Years 2013, 2014, and 2015.

Note E – Net Earnings Per Share

          The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods. For the three months ended October 31, 2012, there were 923,042 options excluded from the diluted net earnings per share calculation. For the three months ended October 31, 2011, there were 987,064 options excluded from the diluted net earnings per share calculation.

          The following table presents information necessary to calculate basic and diluted net earnings per common share (thousands, except per share amounts):

	Three Months Ended October 31,
	2012	2011
Weighted average shares - basic*	149,149	150,514
Common share equivalents*	2,375	2,533
Weighted average shares - diluted*	151,524	153,047
Net earnings for basic and diluted earnings per share computation	$54,113	$68,553
Net earnings per share - basic*	$0.36	$0.46
Net earnings per share - diluted*	$0.36	$0.45

(*)	Prior year shares and per share amounts reflect the impact of the Company’s two-for-one stock split that occurred during the third quarter of Fiscal 2012.

Note F – Shareholders’ Equity

          The Company reports accumulated other comprehensive income (loss) as a separate item in the shareholders’ equity section of the balance sheet.

          Total accumulated other comprehensive income (loss) and its components at October 31, 2012 and July 31, 2012 are as follows (thousands of dollars):

	October 31, 2012	July 31, 2012
Foreign currency translation adjustment	$58,828	$32,976
Net loss on cash flow hedging derivatives, net of deferred taxes	(585)	(292)
Pension and postretirement liability adjustment, net of deferred taxes	(126,977)	(134,572)
Total accumulated other comprehensive loss	$(68,734)	$(101,888)

          The Company recorded a deferred tax liability of $4.3 million and a deferred tax asset of $15.3 million related to the pension and postretirement liability adjustments for the three months ended October 31, 2012 and 2011, respectively.

          The Company’s Board of Directors authorized the repurchase of 16.0 million shares of common stock on March 26, 2010. During the three months ended October 31, 2012, the Company repurchased 1,500,000 shares for $50.7 million at an average price of $33.82 per share. As of October 31, 2012, the Company had remaining authorization to repurchase up to 4.1 million shares pursuant to the current authorization.

          On January 27, 2012, the Company announced its Board of Directors declared a two-for-one stock split effected in the form of a 100 percent stock dividend. The stock split was distributed March 23, 2012 to stockholders of record as of March 2, 2012. Earnings and dividends per share and weighted average shares outstanding are presented in this Form 10-Q after the effect of the 100 percent stock dividend. The two-for-one stock split is reflected in the share amounts in all periods presented in the table above and elsewhere in this Form 10-Q.

          On November 16, 2012, the Company’s Board of Directors declared a cash dividend in the amount of $0.09 per common share, payable to stockholders of record on December 6, 2012. The dividend will be paid on December 21, 2012.

Note G – Segment Reporting

          The Company has two reportable segments, Engine Products and Industrial Products, that have been identified based on the Company’s internal organization structure, management of operations, and performance evaluation by management and the Company’s Board of Directors. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, interest income, and interest expense. The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report the operating profit and other financial information shown below. Segment detail is summarized as follows (thousands of dollars):

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company
Three Months Ended October 31, 2012:
Net sales	$370,660	$218,287	$—	$588,947
Earnings before income taxes	47,424	32,562	(3,308)	76,678
Assets	818,480	539,894	354,124	1,712,498

Three Months Ended October 31, 2011:
Net sales	$393,725	$214,570	$—	$608,295
Earnings before income taxes	59,878	34,299	(2,160)	92,017
Assets	882,967	521,984	341,220	1,746,171

          There were no Customers over 10 percent of net sales for the three months ended October 31, 2012 and 2011. There were no Customers over 10 percent of gross accounts receivable as of October 31, 2012 and 2011.

Note H – Goodwill and Other Intangible Assets

          Goodwill is tested for impairment annually or whenever events or circumstances make it more likely than not that an impairment may have occurred. The Company’s most recent annual impairment assessment for goodwill was completed during the third quarter of Fiscal 2012. The results of this assessment showed that the fair values of the reporting units to which goodwill is assigned continue to exceed the book values of the respective reporting units, resulting in no goodwill impairment. Following is a reconciliation of goodwill for the three months ended October 31, 2012 (thousands of dollars):

	Engine Products	Industrial Products	Total Goodwill
Balance as of July 31, 2012	$71,747	$91,202	$162,949
Foreign exchange translation	376	2,133	2,509
Balance as of October 31, 2012	$72,123	$93,335	$165,458

          As of October 31, 2012, other intangible assets were $45.2 million, a $1.0 million decrease from $46.2 million at July 31, 2012. The decrease in other intangible assets is due to amortization of existing assets of $1.4 million, which was slightly offset by a foreign exchange translation increase of $0.4 million. There were no intangible asset additions during the three months ended October 31, 2012.

Note I – Guarantees

          The Company and Caterpillar Inc. equally own the shares of Advanced Filtration Systems Inc. (AFSI), an unconsolidated joint venture, and guarantee certain debt of the joint venture. As of October 31, 2012, AFSI had $30.2 million of outstanding debt, of which the Company guarantees half. For the three months ended October 31, 2012 and 2011, the Company recorded $0.7 million of earnings from this equity method investment. During the three months ended October 31, 2012 and 2011, the Company also recorded royalty income of $1.6 million and $1.7 million, respectively, related to AFSI.

          As of October 31, 2012, the Company had a contingent liability for standby letters of credit totaling $10.9 million that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of insurance contract terms as detailed in each letter of credit. At October 31, 2012, there were no amounts drawn upon these letters of credit.

Note J – Warranty

          The Company estimates warranty expense using quantitative measures based on historical warranty claim experience and evaluation of specific Customer warranty issues. Following is a reconciliation of warranty reserves for the three months ended October 31, 2012 and 2011 (thousands of dollars):

	October 31,
	2012	2011
Beginning balance	$10,905	$19,720
Accruals for warranties issued during the reporting period	1,411	791
Accruals related to pre-existing warranties (including changes in estimates)	(337)	(535)
Less settlements made during the period	(915)	(3,841)
Ending balance	$11,064	$16,135

          There were no significant specific warranty matters accrued for in the periods ended October 31, 2012 or 2011. The Company’s warranty matters are not expected to have a material impact on our results of operations, liquidity, or financial position.

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

          Net periodic pension costs for the Company’s pension plans include the following components:

	Three Months Ended October 31,
	2012	2011
	(thousands of dollars)
Net periodic cost:
Service cost	$4,861	$3,898
Interest cost	4,248	4,893
Expected return on assets	(7,037)	(7,053)
Transition amount amortization	52	57
Prior service cost amortization	107	128
Actuarial loss amortization	2,572	1,443
Net periodic benefit cost	$4,803	$3,366

          The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. For the three months ended October 31, 2012, the Company made contributions of $3.8 million to its non-U.S. pension plans and $0.2 million to its U.S. pension plans. The minimum funding requirement for the Company’s U.S. plans for Fiscal 2013 is $13.5 million. Per the Pension Protection Act of 2006, this obligation can be met with existing credit balances that resulted from payments above the minimum obligation in prior years. The Company is still considering whether an additional cash contribution will be made or if it will utilize existing credit balances to meet the minimum obligation. The Company currently estimates that it will contribute an additional $3.3 million to its non-U.S. pension plans during the remainder of Fiscal 2013.

Note L – Financial Instruments

          The Company uses forward exchange contracts to manage its exposure to fluctuations in foreign currency exchange rates. The Company also uses interest rate swaps to manage its exposure to changes in the fair value of its fixed-rate debt resulting from interest rate fluctuations. It is the Company’s policy to enter into derivative transactions only to the extent true exposures exist; the Company does not enter into derivative transactions for speculative or trading purposes. The Company enters into derivative transactions only with counterparties with high credit ratings. Concentration of counterparty risk is mitigated as the Company deals with a variety of major banks worldwide. In addition, only conventional derivative financial instruments are utilized. These transactions may expose the Company to credit risk to the extent the instruments have a positive fair value, but the Company has not experienced any material losses, nor does the Company anticipate any material losses. The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding failed to perform according to the terms of its agreement. At this time, the Company does not require collateral or any other form of securitization to be furnished by the counterparties to its derivative instruments.

          The Company enters into forward exchange contracts of generally less than one year to hedge forecasted foreign currency transactions between its subsidiaries and to reduce potential exposure related to fluctuations in foreign exchange rates for existing recognized assets and liabilities. It also utilizes forward exchange contracts for anticipated intercompany and third-party transactions such as purchases, sales, and dividend payments denominated in local currencies. Forward exchange contracts are designated as cash flow hedges as they are designed to hedge the variability of cash flows associated with the underlying existing recognized or anticipated transactions. Changes in the value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) in shareholders’ equity until earnings are affected by the variability of the underlying cash flows. At that time, the applicable amount of gain or loss from the derivative instrument that is deferred in shareholders’ equity is reclassified to earnings. Effectiveness is measured using spot rates to value both the hedge contract and the hedged item. The excluded forward points, as well as any ineffective portions of hedges, are recorded in earnings through the same line as the underlying transaction. During the first three months of Fiscal 2013, $0.1 million of losses were recorded due to hedge ineffectiveness.

          These unrealized losses are reclassified, as appropriate, when earnings are affected by the variability of the underlying cash flows during the term of the hedges. The Company expects to record $0.7 million of net deferred losses from these forward exchange contracts during the next 12 months.

          The impact on accumulated other comprehensive income (loss) and earnings from foreign exchange contracts that qualified as cash flow hedges for the three months ended October 31, 2012 and 2011, was as follows (thousands of dollars):

	October 31,
	2012	2011
Net carrying amount at beginning of year	$(373)	$241
Cash flow hedges deferred in other comprehensive income	(786)	510
Cash flow hedges reclassified to income (effective portion)	399	(333)
Change in deferred taxes	109	256
Net carrying amount at October 31	$(651)	$674

          The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps and foreign exchange forward contracts. Collateral is generally not required of the counterparties or of the Company. In the unlikely event a counterparty fails to meet the contractual terms of an interest rate swap or foreign exchange contract, the Company’s risk is limited to the fair value of the instrument. The Company had no interest rate swaps outstanding at October 31, 2012 or July 31, 2012. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. The Company has not had any historical instances of non-performance by any counterparties, nor does it anticipate any future instances.

Note M – Fair Values

          At October 31, 2012 and July 31, 2012, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, long-term debt, and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximated carrying values because of the short-term nature of these instruments, and are classified as Level 1 in the fair value hierarchy. As of October 31, 2012, the estimated fair value of long-term debt with fixed interest rates was $221.4 million compared to the carrying value of $200.7 million. The fair value is estimated by discounting projected cash flows using the rate that similar amounts of debt could currently be borrowed, classified as Level 2 in the fair value hierarchy.

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

	Significant Other Observable Inputs (Level 2)*
	October 31, 2012	July 31, 2012
Forward exchange contracts - net liability position	$(991)	$(898)

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

          The following summarizes the Company’s fair value of outstanding derivatives at October 31, 2012 and July 31, 2012 on the balance sheets (thousands of dollars):

	October 31, 2012	July 31, 2012
Asset derivatives recorded under the caption Prepaids and other current assets
Foreign exchange contracts	$700	$526
Liability derivatives recorded under the caption Other current liabilities
Foreign exchange contracts	$1,691	$1,424

          The Company holds equity method investments which are classified in other assets in the condensed consolidated balance sheets. The aggregate carrying amount of these investments was $21.3 million as of October 31, 2012, and $20.1 million as of July 31, 2012. These equity method investments are measured at fair value on a nonrecurring basis. The fair value of the Company’s equity method investments has not been estimated as there have been no identified events or changes in circumstance that would have had an adverse impact on the value of these investments. In the event that these investments were required to be measured, these investments would fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value, as the investments are privately-held entities without quoted market prices.

          Goodwill and intangible assets are assessed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company’s goodwill and intangible assets are not recorded at fair value as there have been no events or circumstances that would have an adverse impact on the value of these assets. In the event that an impairment was recognized, the fair value would be classified within Level 3 of the fair value hierarchy. Refer to Note H for further discussion of the annual goodwill impairment analysis and carrying values of goodwill and other intangible assets.

          The Company assesses the impairment of property, plant, and equipment whenever events or changes in circumstances indicate that the carrying amount of property, plant, and equipment assets may not be recoverable. There were no impairment charges recorded in the first quarter of Fiscal 2013.

Note N – Commitments and Contingencies

          Litigation The Company records provisions with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter. The Company believes the recorded reserves in its condensed consolidated financial statements are adequate in light of the probable and estimable outcomes. The recorded liabilities were not material to the Company’s financial position, results of operations, or liquidity, and the Company does not believe that any of the currently identified claims or litigation will materially affect its financial position, results of operations, or liquidity.

Note O – Income Taxes

          The effective tax rate for the three months ended October 31, 2012 was 29.4 percent compared to 25.5 percent for the prior year first quarter. The prior year’s quarter included discrete tax benefits of $4.3 million primarily due to favorable settlements of tax audits.

          The Company’s uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. The following tax years, in addition to the current year, remain subject to examination, at least for certain issues, by the major tax jurisdictions indicated:

Major Jurisdictions	Open Tax Years
Belgium	2010 through 2012
China	2002 through 2011
France	2009 through 2012
Germany	2009 through 2012
Italy	2003 through 2012
Japan	2009 through 2012
Mexico	2007 through 2011
Thailand	2005 through 2012
United Kingdom	2011 through 2012
United States	2011 through 2012

          At October 31, 2012, the total unrecognized tax benefits were $17.0 million, and accrued interest and penalties on these unrecognized tax benefits were $1.3 million. The Company recognizes accrued interest related to unrecognized tax benefits in income tax expense. If the Company were to prevail on all unrecognized tax benefits recorded, substantially all of the unrecognized tax benefits would benefit the effective tax rate. With an average statute of limitations of about 5 years, up to $1.7 million of the unrecognized tax benefits could potentially expire in the next 12 month period unless extended by an audit. It is possible that quicker than expected settlement of either current or future audits and disputes would cause additional reversals of previously recorded reserves in the next 12 month period. Currently, the Company has approximately $0.2 million of unrecognized tax benefits that are in formal dispute with various taxing authorities related to transfer pricing and deductibility of expenses. Quantification of an estimated range and timing of future audit settlements cannot be made at this time.

Note P – New Accounting Standards

          In June 2011, the Financial Accounting Standards Board (“FASB”) updated the disclosure requirements for comprehensive income. The updated guidance requires companies to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance was effective for the Company beginning in the first quarter of Fiscal 2013. Since this standard impacts disclosure requirements only, its adoption did not have a material impact on the Company’s consolidated financial statements. In December 2011, the FASB issued updated guidance to delay the effective date of certain provisions that relate to reclassification items until the FASB has time to reconsider the presentation of those items.

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

          The Company has two reporting segments: Engine Products and Industrial Products. Products in the Engine Products segment consist of air filtration systems, exhaust and emissions systems, liquid filtration systems, and replacement filters. The Engine Products segment sells to original equipment manufacturers (OEMs) in the construction, mining, agriculture, aerospace, defense, and truck markets, and to OEM dealer networks, independent distributors, private label accounts, and large equipment fleets. Products in the Industrial Products segment consist of dust, fume and mist collectors, compressed air purification systems, air filtration systems for gas turbines, PTFE membrane-based products, and specialized air filtration systems for applications including computer hard disk drives. The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines, and OEMs and end-users requiring clean air.

          The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report.

Overview

          The Company reported diluted net earnings per share of $0.36 for the first quarter of Fiscal 2013, down from $0.45 in the same period of the prior year. Net earnings for the quarter were $54.1 million, compared to $68.6 million in the three months ended October 31, 2012 and 2011, respectively. The Company reported sales in the first quarter of Fiscal 2013 of $588.9 million, a decrease of 3.2 percent from $608.3 million in the first quarter of the prior year. The impact of foreign currency translation decreased reported sales by 2.8 percent in the quarter compared to the prior year quarter.

          The Company saw conditions at many of its Customers begin to decelerate in September and October. Incoming orders from Engine OEM and Disk Drive Customers decreased as they lowered their production schedules to deal with declining end market demands and higher than normal inventory levels. Utilization of On-Road and Off-Road equipment also weakened during the first quarter of Fiscal 2013, which resulted in lower order rates for the Company’s replacement filters. The Company’s Gas Turbine Products business helped to offset these weaker conditions with a 32.8 percent sales increase during the three months ended October 31, 2012. Overall, sales in the Company’s Engine Products’ segment decreased 5.9 percent and increased 1.7 percent in the Industrial Products’ segment, from the prior year’s quarter.

          Operating margin decreased to 12.5 percent compared to 14.8 percent in the prior year quarter due to lower fixed cost absorption and a mix shift to large Gas Turbine project shipments. These decreases were partially offset by the Company’s ongoing Continuous Improvement initiatives. Additionally, the Company initiated many cost containment actions which helped align operating expenses with current and expected sales.

Results of Operations

          Sales in the U.S. decreased $14.3 million or 5.5 percent compared to the first quarter of the prior year. Total international sales decreased $5.0 million or 1.4 percent compared to the first quarter of the prior year. Sales in Asia decreased $8.3 million or 5.9 percent and sales in Europe decreased $3.8 million or 2.3 percent, partially offset by an increase in sales of $7.5 million or 27.6 percent in Latin America, compared to the prior year period. Translated at constant exchange rates, total international sales increased 3.4 percent from the same period in the prior year.

          The impact of foreign currency translation decreased net sales by $16.9 million, or 2.8 percent, from the prior year first quarter. Worldwide sales, excluding the impact of foreign currency translation, decreased 0.4 percent from the first quarter of the prior year. The impact of foreign currency translation decreased net earnings by $1.3 million, or 1.9 percent for the three-month period ended October 31, 2012.

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

          Following is a reconciliation to the most comparable U.S. GAAP financial measure of these non-U.S. GAAP financial measures (millions of dollars):

	Net Sales	Percent Change in Net Sales
Three Months Ended October 31, 2010:	$536.9	NA
Net sales change, excluding foreign currency translation impact	58.0	10.8%
Foreign currency translation impact	13.4	2.5%
Three months ended October 31, 2011	$608.3	13.3%

Net sales change, excluding foreign currency translation impact	(2.5)	(0.4)%
Foreign currency translation impact	(16.9)	(2.8)%
Three months ended October 31, 2012	$588.9	(3.2)%

	Net Earnings	Percent Change in Net Earnings
Three Months Ended October 31, 2010:	$53.1	NA
Net earnings change, excluding foreign currency translation impact	14.2	26.7%
Foreign currency translation impact	1.3	2.5%
Three months ended October 31, 2011	$68.6	29.2%

Net earnings change, excluding foreign currency translation impact	(13.2)	(19.2)%
Foreign currency translation impact	(1.3)	(1.9)%
Three months ended October 31, 2012	$54.1	(21.1)%

          Gross margin was 33.7 percent for the first quarter of 2013 compared to the prior year margin of 35.3 percent. The decrease in gross margin is primarily attributable to lower fixed cost absorption due to the decrease in production volumes during the three months ended October 31, 2012, and an unfavorable product mix. These decreases were partially offset by the benefits from the Company’s ongoing Continuous Improvement initiatives.

          Purchased raw materials generally represent approximately 60 to 65 percent of the Company’s cost of sales. Of that amount, steel, including fabricated parts, represents approximately 25 percent. Filter media represents approximately 15 to 20 percent and the remainder is primarily made up of petroleum based products and other components. The cost the Company paid for steel during the three months ended October 31, 2012 varied by grade, but in aggregate it decreased slightly compared to the prior year quarter in the United States and was comparable to the prior year at our other locations. The Company’s cost of filter media also varies by type but was down slightly compared to the first quarter of Fiscal 2012 and the cost of petroleum based products was generally flat over the prior year quarter. Currently, the market prices for steel and filter media are expected remain relatively flat over the near term. The Company enters into selective supply arrangements with certain of our steel suppliers that allow us to reduce volatility in the Company’s costs. The Company currently has steel purchase arrangements in the United States with durations ranging from three months to five months for approximately 70 percent of our requirements. The Company believes these arrangements will help keep steel prices fairly stable at current levels through April 2013. The Company does strive to recover or offset all material cost increases through selective price increases to its Customers and the Company’s Continuous Improvement initiatives, which include material substitution, process improvement, and product redesigns.

          Operating expenses were $124.8 million for the quarter, up 0.1 percent from $124.6 million in the prior year period. As a percent of sales, operating expenses for the first quarter were 21.2 percent of sales, up from 20.5 percent of sales during the prior year quarter. The Company’s discretionary cost containment actions helped offset higher pension expense and incremental expenses related to its strategic business systems projects.

          Other income for the first quarter of Fiscal 2013 totaled $5.8 million, compared to $4.9 million in the first quarter of the prior year. The increase for the first quarter included an insurance recovery which was partially offset by foreign exchange losses and decreases in royalty income.

          The effective tax rate for the three months ended October 31, 2012 was 29.4 percent compared to 25.5 percent for the prior year first quarter. The prior year’s quarter included discrete tax benefits of $4.3 million primarily due to favorable settlements of tax audits. Without consideration of discrete items, the estimated annual effective tax rate of 30.0 percent is comparable to the actual prior year annual effective tax rate of 30.8 percent.

Operations by Segment

          Following is financial information for the Company’s Engine and Industrial Products segments. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments and interest income and expense. Segment detail is summarized as follows (thousands of dollars):

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company
Three Months Ended October 31, 2012:
Net sales	$370,660	$218,287	$—	$588,947
Earnings before income taxes	47,424	32,562	(3,308)	76,678
Assets	818,480	539,894	354,124	1,712,498
Three Months Ended October 31, 2011:
Net sales	$393,725	$214,570	$—	$608,295
Earnings before income taxes	59,878	34,299	(2,160)	92,017
Assets	882,967	521,984	341,220	1,746,171

          Following are net sales by product within the Engine and Industrial Products segments (thousands of dollars):

	Three Months Ended October 31,
	2012	2011
Engine Products segment:
Off-Road Products	$90,997	$94,108
On-Road Products	34,756	42,625
Aftermarket Products*	218,396	226,897
Retrofit Emissions Products	2,897	4,637
Aerospace and Defense Products	23,614	25,458
Total Engine Products segment	370,660	393,725

Industrial Products segment:
Industrial Filtration Solutions Products	128,576	133,399
Gas Turbine Products	47,243	35,581
Special Applications Products	42,468	45,590
Total Industrial Products segment	218,287	214,570

Total Company	$588,947	$608,295

*	Includes replacement part sales to the Company’s OEM Engine Products Customers.

Engine Products Segment For the first quarter of Fiscal 2013, worldwide Engine Products sales were $370.7 million, a decrease of 5.9 percent from $393.7 million in the first quarter of the prior year. Sales in the U.S. decreased by 5.8 percent compared to the same period in the prior year and international sales decreased by 5.9 percent, as discussed below. The impact of foreign currency translation during the first quarter of Fiscal 2013 decreased sales by $10.8 million, or 2.7 percent. Earnings before income taxes as a percentage of sales of 12.8 percent decreased from 15.2 percent in the prior year period. The percentage earnings decrease for the three months ended October 31, 2012 was driven by lower production volumes and decreased fixed cost absorption. Additionally, the Company had incremental expenses related to its strategic business systems projects and higher pension costs.

          Worldwide sales of Off-Road Products in the current quarter were $91.0 million, a decrease of 3.3 percent from $94.1 million in the first quarter of the prior year. U.S. sales of Off-Road Products were relatively consistent with sales for the prior year period. International sales were down 5.9 percent from the first quarter of the prior year, with decreases in Asia and Europe of 15.2 percent and 7.8 percent, respectively. For the current quarter, the sales decreases were driven by a decrease in construction and mining equipment markets, which was slightly offset by continued strength in the agriculture market.

          Worldwide sales of On-Road Products in the current quarter were $34.8 million, a decrease of 18.5 percent from $42.6 million in the first quarter of the prior year. International On-Road Products sales decreased by 4.7 percent, driven by decreases of 18.1 percent and 9.1 percent in Asia and Europe, respectively. Sales decreased in the U.S. by 28.1 percent over the prior year quarter. For the current quarter, sales decreased due to lower Customer truck build rates, mainly in Asia and the U.S. According to published industry data, North American Class 8 truck build rates decreased 15.2 percent over the prior year quarter.

          Worldwide sales of Aftermarket Products in the current quarter were $218.4 million, a decrease of 3.7 percent from $226.9 million in the first quarter of the prior year. U.S. Aftermarket Products sales decreased 1.4 percent. International sales decreased 5.6 percent, primarily driven by decreases in Europe and Asia of 8.2 percent and 5.7 percent, respectively, partially offset by an increase in Latin America. Sales decreases for the current quarter were primarily driven by foreign exchange fluctuations, along with decreases in utilization rates of equipment fleets and inventory adjustments in the distribution channels.

          Sales of Retrofit Emissions Products in the first quarter were $2.9 million, a decrease of 37.5 percent from $4.6 million in the first quarter of the prior year. The Company’s Retrofit Emissions Products sales are solely in the U.S. The sales of these products are highly dependent on government regulations. There was a lack of funding availability throughout the current quarter that impacted sales.

          Worldwide sales of Aerospace and Defense Products were $23.6 million, a decrease of 7.2 percent from $25.5 million in the first quarter of the prior year. Internationally, sales of Aerospace and Defense Products decreased 14.7 percent over the prior year, while sales in the United States decreased 4.9 percent over the prior year. For the current quarter, the sales decreases were primarily due to a continued slowdown in U.S. military spending.

Industrial Products Segment For the current quarter, worldwide sales in the Industrial Products segment were $218.3 million, an increase of 1.7 percent from $214.6 million in the first quarter of the prior year. Current quarter international Industrial Products sales were up 5.0 percent compared to the same period in the prior year, and sales in the U.S. decreased by 4.7 percent. The impact of foreign currency translation during the first quarter decreased sales by $6.1 million, or 2.8 percent. Earnings before income taxes as a percentage of sales for the current quarter of 14.9 percent decreased from 16.0 percent in the prior year period. The earnings percentage decrease for the current quarter was due to an unfavorable product mix and increased incremental expenses related to strategic business systems projects, higher pension costs, and personnel investments.

          Worldwide sales of Industrial Filtration Solutions Products in the current quarter were $128.6 million, a decrease of 3.6 percent from $133.4 million in the prior year. International sales decreased 7.1 percent from the prior year period, with Asia and Europe sales decreasing 15.3 percent and 8.4 percent, respectively. Sales in the U.S. increased 2.8 percent from the prior year quarter. For the three months ended October 31, 2012, the Company continued to experience stable market conditions in the U.S., partially offset by weakened economic conditions in Asia. Market conditions in Europe remained stable; however, sales were negatively impacted by foreign currency translation. The externally published durable goods index in the U.S. decreased less than 0.1 percent during the first quarter of Fiscal 2013 as compared to last year.

          Worldwide sales of the Company’s Gas Turbine Products in the first quarter were $47.2 million, an increase of 32.8 percent compared to sales of $35.6 million in the prior year quarter. Gas Turbine Products sales are typically large systems and, as a result, the Company’s shipments and revenues fluctuate from period to period. Sales of Gas Turbine Products were strong due to growth in the large systems used in power generation. The Company also experienced moderate growth for its smaller systems used in oil and gas applications and for replacement filters.

          Worldwide sales of Special Application Products were $42.5 million in the current quarter, a decrease of 6.8 percent from $45.6 million in the prior year quarter. International sales decreased by 6.2 percent from the prior year period. Sales decreased in the U.S. by 10.6 percent. For the current quarter, the sales decline was driven by a worldwide decrease in demand for the Company’s products serving the electronics industry and other industrial end markets.

Liquidity and Capital Resources

          During the first quarter of Fiscal 2013, $64.1 million of cash was generated from operating activities, compared with $57.7 million in the prior year period. The current quarter saw decreases in accounts receivable and accounts payable as sales decreased compared to the prior year and purchasing activity has decreased.

          The Company’s inventory balance was $272.4 million as of October 31, 2012, as compared to $256.1 million as of July 31, 2012. Excluding the impact of foreign exchange fluctuations, inventories increased $12.3 million. The increase in the inventory balance was due to a decrease in incoming orders from Customers due to higher than normal inventory levels and gas turbine projects that are being constructed but are not yet ready for shipment, resulting in increases in our inventory balances in local currencies.

          The Company’s account receivable balance was $415.1 million as of October 31, 2012, as compared to $438.8 million as of July 31, 2012. Excluding the impact of foreign exchange fluctuations, accounts receivable decreased $29.3 million. This decrease was driven by the decrease in the Company’s sales.

          In the first three months of Fiscal 2013, operating cash flows and cash on hand were used to repurchase 1,500,000 shares of the Company’s common stock for $50.7 million, to make $28.6 million of short-term debt repayments, to make $21.4 million in capital investments, and to pay $13.3 million in dividends. For additional information regarding share repurchases see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

          At the end of the first quarter, the Company held $204.8 million in cash and cash equivalents, down from $225.8 million at July 31, 2012. Short-term investments were $84.2 million compared to $92.4 million at July 31, 2012. Short-term debt totaled $67.5 million, down from $95.1 million at July 31, 2012. The amount of unused lines of credit as of October 31, 2012 was approximately $468.3 million. Current maturities of long-term debt of $2.4 million at quarter end increased slightly from $2.3 million at July 31, 2012. Long-term debt of $202.5 million at October 31, 2012, decreased from $203.5 million at July 31, 2012. Long-term debt represented 17.5 percent of total long-term capital, defined as long-term debt plus total shareholders’ equity, compared to 18.3 percent at July 31, 2012.

          Most of the Company’s cash and cash equivalents and short-term investments are held by its foreign subsidiaries, as over half of the Company’s earnings occur outside the U.S. These funds are considered permanently reinvested outside the U.S., and will only be repatriated when it is tax effective to do so, as the cash generated from U.S. operations is sufficient for the U.S cash needs. If additional cash were required for the Company’s operations in the U.S., it may be subject to additional U.S. taxes if funds were repatriated from certain foreign subsidiaries.

          The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. The Company may elect to make additional contributions up to the maximum tax deductible contribution. For the three months ended October 31, 2012, the Company made contributions of $3.8 million to its non-U.S. pension plans and $0.2 million to its U.S. pension plans. The minimum funding requirement for the Company’s U.S. plans for Fiscal 2013 is $13.5 million. Per the Pension Protection Act of 2006, this obligation can be met with existing credit balances that resulted from payments above the minimum obligation in prior years. The Company is still considering whether it will make an additional cash contribution or if it will utilize existing credit balances to meet the minimum obligation. The Company currently estimates that it will contribute an additional $3.3 million to its non-U.S. pension plans during the remainder of Fiscal 2013.

          The following table summarizes the Company’s contractual obligations as of October 31, 2012 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$200,674	$—	$100,674	$75,000	$25,000
Capital lease obligations	689	493	196	—	—
Interest on long-term debt obligations	36,661	11,188	13,828	10,960	685
Operating lease obligations	27,284	11,185	13,079	2,665	355
Purchase obligations (1)	296,951	184,882	110,430	863	776
Pension and deferred compensation (2)	90,166	21,415	9,842	9,591	49,318
Total (3)	$652,425	$229,163	$248,049	$99,079	$76,134

(1)

Purchase obligations consist primarily of inventory, tooling, contract employment services, and capital expenditures. The Company’s purchase orders for inventory are based on expected Customer demand and quantities and dollar volumes are subject to change.

(2)

Pension and deferred compensation consists of long-term pension liabilities and salary and bonus deferrals elected by certain executives under the Company’s deferred compensation plan. Deferred compensation balances earn interest based on a treasury bond rate as defined by the plan (10-year treasury bond STRIP rate plus two percent for deferrals prior to January 1, 2011 and 10-year treasury bond rates for deferrals after December 31, 2010) and approved by the Human Resources Committee of the Board of Directors, and are payable at the election of the participants.

(3)

In addition to the above contractual obligations, the Company may be obligated for additional cash outflows of $18.3 million of potential tax obligations, including accrued interest and penalties. The payment and timing of any such payments is affected by the ultimate resolution of the tax years that are under audit or remain subject to examination by the relevant taxing authorities.

          At October 31, 2012, the Company had a contingent liability for standby letters of credit totaling $10.9 million that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of insurance contract terms as detailed in each letter of credit. At October 31, 2012, there were no amounts drawn upon these letters of credit.

          The Company has approximately $468.3 million of unused lines of credit as of October 31, 2012. Of these, the most significant is a five-year, multi-currency revolving facility with a group of banks under which the Company may borrow up to $250 million. This facility expires on April 2, 2013. As of October 31, 2012, there was $84.2 million of borrowings under this facility. The multi-currency revolving facility contains debt covenants specifically related to maintaining a certain interest coverage ratio, and a certain leverage ratio as well as other covenants that, under certain circumstances, can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, create liens, and sell assets. As of October 31, 2012, the Company was in compliance with all such covenants. The Company expects to remain in compliance with these covenants. The Company does anticipate refinancing this revolving credit facility during the fiscal year.

          Certain note agreements contain debt covenants related to limitations on indebtedness and interest expense. As of October 31, 2012, the Company was in compliance with all such covenants. The Company expects to remain in compliance with these covenants.

          The Company believes that, collectively, the present capital resources, internally generated funds, and unused financing sources are adequate to meet cash requirements for the next 12-month period, as the Company expects to continue to generate positive cash flows from operations.

          During the quarter, credit in the global credit markets was accessible and market interest rates remained low. The Company believes that its current financial resources, together with cash generated by operations, are sufficient to continue financing its operations for the next twelve months. There can be no assurance, however, that the cost or availability of future borrowings will not be impacted by future capital market disruptions.

          The Company does not have any off-balance sheet arrangements, with the exception of the guarantee of 50 percent of certain debt of its joint venture, AFSI, as further discussed in Note I of the Company’s Notes to Condensed Consolidated Financial Statements.

New Accounting Standards

          In June 2011, the FASB updated the disclosure requirements for comprehensive income. The updated guidance requires companies to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance was effective for the Company beginning in the first quarter of Fiscal 2013. Since this standard impacts disclosure requirements only, its adoption did not have a material impact on the Company’s consolidated financial statements. In December 2011, the FASB issued updated guidance to delay the effective date of certain provisions that relate to reclassification items until the FASB has time to reconsider the presentation of those items.

Critical Accounting Policies

          There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2012.

Outlook

•

The Company is forecasting its total Fiscal 2013 sales to be between $2.5 and $2.6 billion, or up 0 to 4 percent from the prior year. The Company’s current forecast is based on forecasted rates for the Euro at US$1.27. The Company expects foreign currency translation to have a negative impact on sales for Fiscal 2013.

•	The Company is forecasting its full year operating margin to be 14.2 to 15.0 percent.

•	The Fiscal 2013 tax rate is projected to be between 28 and 31 percent.

•	The Company is forecasting Fiscal 2013 EPS to be between $1.68 and $1.88.

•	The Company projects that cash generated by operating activities in Fiscal 2013 will be between $235 and $265 million. Capital spending is estimated to be approximately $100 million.

Engine Products Segment – The Company is forecasting full year Engine Product sales to be approximately equal with Fiscal 2012, including the negative impact of foreign currency translation.

•

The Company’s on-road OEM Customers are planning to build fewer heavy- and medium-duty trucks. Demand from off-road OEM Customers is anticipated to be mixed: build rates of agriculture equipment are forecasted to remain good, build rates of construction equipment are expected to slowly improve in North America, but remain weak in Europe and China, and build rates of mining equipment are expected to decrease globally.

•

The Company is anticipating low single-digit growth of its Aftermarket Products, as current utilization rates for off-road equipment and on-road heavy trucks have softened. However, the Company should offset the low market growth through its continued expansion into emerging economies, from the increasing number of systems installed in the field with its proprietary filtration systems, and from its increasing sales of liquid filtration products.

•

The Company expects Aerospace and Defense Products’ sales to be level with the prior year as the continued slowdown in military spending is anticipated to be offset by increased commercial aerospace sales.

Industrial Products Segment – The Company forecasts full year Industrial Product sales to increase 4 to 10 percent, including the negative impact of foreign currency translation.

•

Industrial Filtration Solutions’ sales are projected to increase 0 to 5 percent assuming manufacturing activity will remain strong in the Americas, slowly improve in Asia, and continue to be weak in Europe.

•	The Company anticipates its Gas Turbine Products’ sales will be up 21 to 27 percent due to the continuing strength in the large turbine power generation and in the oil and gas markets.

•	Special Applications Products’ sales are projected to increase 1 to 7 percent, with growth expected from membranes products and integrated venting products.

SAFE HARBOR STATEMENT UNDER THE SECURITIES REFORM ACT OF 1995

          The Company, through its management, may make forward-looking statements reflecting the Company’s current views with respect to future events and financial performance. These forward-looking statements, which may be included in reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended July 31, 2012, which could cause actual results to differ materially from historical results or those anticipated. The words or phrases “will likely result,” “are expected to,” “will continue,” “estimate,” “project,” “believe,” “expect,” “anticipate,” “forecast” and similar expressions are intended to identify forward-looking statements within the meaning of Section 21e of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995 (PSLRA). In particular, the Company desires to take advantage of the protections of the PSLRA in connection with the forward-looking statements made in this Quarterly Report on Form 10-Q, including those contained in the “Outlook” section of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

          Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. In addition, the Company wishes to advise readers that the factors listed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended July 31, 2012, as well as other factors, could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed. These factors include, but are not limited to, risks associated with: world economic factors and the ongoing economic uncertainty, the reduced demand for hard disk drive products with the increased use of flash memory, the potential for some Customers to increase their reliance on their own filtration capabilities, currency fluctuations, commodity prices, political factors, the Company’s international operations, highly competitive markets, governmental laws and regulations, including the impact of the various economic stimulus and financial reform measures, the implementation of our new information technology systems, potential global events resulting in market instability including financial bailouts and defaults of sovereign nations, military and terrorist activities, health outbreaks, natural disasters, and other factors included in Item 1A of the Company’s Annual Report on Form 10-K for the year ended July 31, 2012. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

          There have been no material changes in the reported market risk of the Company since July 31, 2012. See further discussion of these market risks in the Company’s Annual Report on Form 10-K for the year ended July 31, 2012.

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

(b)

Changes in Internal Control over Financial Reporting: There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter ended October 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

          The Company records provisions with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter. The Company believes the recorded reserves in its consolidated financial statements are adequate in light of the probable and estimable outcomes. Any recorded liabilities were not material to the Company’s financial position, results of operations, or liquidity, and the Company does not believe that any of the currently identified claims or litigation will materially affect its financial position, results of operations or liquidity.

Item 1A.	Risk Factors

          There are inherent risks and uncertainties associated with the Company’s global operations that involve the manufacturing and sale of products for highly demanding Customer applications throughout the world. These risks and uncertainties could adversely affect the Company’s operating performances or financial condition. The “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended July 31, 2012, includes a discussion of these risks and uncertainties.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

          The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended October 31, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
August 1 - August 31, 2012	—	$—	—	5,557,597
September 1 - September 30, 2012	165,611	$35.96	—	5,557,597
October 1 - October 31, 2012	1,500,000	$33.82	1,500,000	4,057,597
Total	1,665,611	$34.03	1,500,000	4,057,597

(1)

On March 26, 2010, the Company announced that the Board of Directors authorized the repurchase of up to 16.0 million shares of common stock. This repurchase authorization, which is effective until terminated by the Board of Directors, replaced the existing authority that was authorized on March 31, 2006. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the quarter ended October 31, 2012. However, the “Total Number of Shares Purchased” column of the table above includes 165,611 previously owned shares tendered by option holders in payment of the exercise price of options during the quarter. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of exercising stock options or payment of equity-based awards.

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

*4-A – Preferred Stock Amended and Restated Rights Agreement between Registrant and Wells Fargo Bank, N.A., as Rights Agent, dated as of January 27, 2006 (Filed as Exhibit 4-A to 2011 Form 10-K Report)

*10-A – Form of Management Severance Agreement for Executive Officers (Filed as Exhibit 10.1 to Form 8-K Report filed October 4, 2012)***

10-B – Compensation Plan for Non-Employee Directors***

10-C – Non-Employee Director Automatic Stock Option Grant Program***

31-A – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 – Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 – The following information from the Donaldson Company, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2012 as filed with the Securities and Exchange Commission, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) The Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

DONALDSON COMPANY, INC.
(Registrant)

Date: December 6, 2012	By:	/s/ William M. Cook
William M. Cook
Chairman, President and
Chief Executive Officer
(duly authorized officer)

Date: December 6, 2012	By:	/s/ James F. Shaw
James F. Shaw
Vice President,
Chief Financial Officer
(principal financial officer)

Date: December 6, 2012	By:	/s/ Melissa A. Osland
Melissa A. Osland
Corporate Controller
(principal accounting officer)