Form 10-Q
period 2013-01-31
DONALDSON CO INC
filed 2013-03-07
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2013 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

Commission File Number 1-7891

DONALDSON COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $5 Par Value – 146,772,584 shares as of January 31, 2013.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Net sales	$596,036	$580,883	$1,184,983	$1,189,178
Cost of sales	397,059	380,066	787,713	773,427
Gross margin	198,977	200,817	397,270	415,751
Operating expenses	127,785	126,049	252,541	250,656
Operating income	71,192	74,768	144,729	165,095
Interest expense	2,885	2,899	5,556	6,069
Other income, net	(2,542)	(4,550)	(8,354)	(9,410)
Earnings before income taxes	70,849	76,419	147,527	168,436
Income taxes	20,036	22,598	42,601	46,062
Net earnings	$50,813	$53,821	$104,926	$122,374
Weighted average shares - basic	147,951,535	150,105,610	148,531,306	150,309,746
Weighted average shares - diluted	149,988,832	152,825,570	150,742,467	152,961,346
Net earnings per share - basic	$0.34	$0.36	$0.71	$0.82
Net earnings per share - diluted	$0.34	$0.35	$0.70	$0.80
Dividends paid per share	$0.090	$0.075	$0.180	$0.150

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share amounts)
(Unaudited)

	January 31, 2013	July 31, 2012
Assets
Current assets
Cash and cash equivalents	$216,608	$225,789
Short-term investments	67,875	92,362
Accounts receivable, less allowance of $7,037 and $6,418	407,528	438,796
Inventories	261,932	256,116
Prepaids and other current assets	78,897	72,599
Total current assets	$1,032,840	$1,085,662
Property, plant, and equipment, at cost	1,013,383	949,619
Less accumulated depreciation	(600,655)	(564,710)
Property, plant, and equipment, net	412,728	384,909
Goodwill	167,270	162,949
Intangible assets, net	44,229	46,200
Other assets	61,601	50,362
Total assets	$1,718,668	$1,730,082

Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings	$59,335	$95,147
Current maturities of long-term debt	82,467	2,346
Trade accounts payable	171,881	199,182
Other current liabilities	171,328	201,848
Total current liabilities	485,011	498,523
Long-term debt	120,375	203,483
Deferred income taxes	5,078	4,611
Other long-term liabilities	104,024	113,451
Total liabilities	714,488	820,068
Shareholders’ equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued	758,216	758,216
Retained earnings	430,547	366,788
Stock compensation plans	22,015	24,948
Accumulated other comprehensive loss	(43,590)	(101,888)
Treasury stock at cost, 4,761,074 and 3,980,832 shares at
January 31, 2013 and July 31, 2012, respectively	(163,008)	(138,050)
Total shareholders’ equity	1,004,180	910,014
Total liabilities and shareholders’ equity	$1,718,668	$1,730,082

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Net earnings	$50,813	$53,821	$104,926	$122,374
Foreign currency translation gain (loss)	17,112	(29,143)	42,964	(63,081)
Gain on hedging derivatives, net of deferred taxes of ($307), ($58), ($198), and ($314), respectively	424	9	131	427
Pension and postretirement liability adjustment, net of deferred taxes of ($2,943), ($4,241), ($7,281), and $4,119, respectively	7,608	9,888	15,203	(5,361)
Total comprehensive income	$75,957	$34,575	$163,224	$54,359

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)
(Unaudited)

	Six Months Ended January 31,
	2013	2012
Operating Activities
Net earnings	$104,926	$122,374
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	32,896	30,896
Changes in operating assets and liabilities	(26,831)	(43,485)
Tax benefit of equity plans	(8,560)	(7,576)
Stock compensation plan expense	6,218	6,440
Deferred taxes	(2,495)	(4,904)
Other, net	3,026	(1,547)
Net cash provided by operating activities	109,180	102,198

Investing Activities
Net expenditures on property, plant, and equipment	(51,753)	(36,349)
Change in short term investments	31,250	(93,455)
Net cash used in investing activities	(20,503)	(129,804)

Financing Activities
Purchase of treasury stock	(60,975)	(73,558)
Repayments of long-term debt	(887)	(45,917)
Change in short-term borrowings	(37,647)	79,369
Dividends paid	(26,495)	(22,342)
Tax benefit of equity plans	8,560	7,576
Exercise of stock options	9,152	9,791
Net cash used in financing activities	(108,292)	(45,081)
Effect of exchange rate changes on cash	10,434	(19,877)
Decrease in cash and cash equivalents	(9,181)	(92,564)
Cash and cash equivalents, beginning of year	225,789	273,494
Cash and cash equivalents, end of period	$216,608	$180,930

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S.) (U.S. GAAP) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and six month periods ended January 31, 2013 are not necessarily indicative of the results that may be expected for future periods. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2012.

Note B – Short-Term Investments

          All short-term investments are time deposits and have original maturities in excess of three months but not more than twelve months. The Company had $67.9 million and $92.4 million in short-term investments as of January 31, 2013 and July 31, 2012, respectively.

Note C – Inventories

          The components of inventory as of January 31, 2013 and July 31, 2012 are as follows (thousands of dollars):

	January 31, 2013	July 31, 2012
Materials	$108,694	$111,808
Work in process	33,076	30,767
Finished products	120,162	113,541
Total inventories	$261,932	$256,116

Note D – Accounting for Stock-Based Compensation

          Stock-based compensation expense is recognized using the fair-value method for all awards. In addition to granting stock options, the Company also granted reload options related to options previously granted which were exercised during the first six months ended January 31, 2013. A reload stock option is granted for the number of shares tendered as payment for the exercise price and tax withholding obligation upon the exercise of a stock option with a reload provision. The option price of the reload option is equal to the market price of the stock on the date of exercise and will expire on the same date as the original option which was exercised. The Company determined the fair value of its option awards using the Black-Scholes option pricing model. The following assumptions were used to value the options, including reload options which generally have a shorter contractual life, granted during the six months ended January 31, 2013: range of less than 1 year to 8 years expected life; expected volatility range of 23.4 percent to 29.5 percent; risk-free interest rate range of 0.02 percent to 1.57 percent; and annual dividend yield of 1.0 percent. The expected life for options granted during the period represents the period of time that the options are expected to be outstanding based on the contractual life and historical data of option holder exercise and termination behavior. Expected volatilities are based upon historical volatility of the Company’s stock over a period at least equal to the expected life of each option grant. Option grants are priced at the fair market value of the Company’s stock on the date of grant. The weighted average fair value for options granted during the six months ended January 31, 2013 and 2012 was $8.33 per share and $9.43 per share, respectively. For the three and six months ended January 31, 2013, the Company recorded pre-tax stock option expense of $4.1 million and $5.5 million, respectively, and recorded $1.4 million and $1.8 million, respectively, of related tax benefit. For the three and six months ended January 31, 2012, the Company recorded pre-tax stock option expense of $4.3 million and $5.1 million, respectively, and recorded $1.5 million and $1.7 million, respectively, of related tax benefit.

          The following table summarizes stock option activity during the six months ended January 31, 2013:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at July 31, 2012	8,056,327	$20.97
Granted	910,442	33.77
Exercised	(1,148,958)	14.00
Canceled	(66,727)	34.20
Outstanding at January 31, 2013	7,751,084	23.39

          The total intrinsic value of options exercised during the six months ended January 31, 2013 and 2012 was $24.5 million and $22.3 million, respectively.

          The following table summarizes information concerning outstanding and exercisable options as of January 31, 2013:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 to $15.89	1,496,222	1.58	$15.26	1,496,222	$15.26
$15.90 to $20.89	1,985,525	4.27	17.44	1,985,525	17.44
$20.90 to $25.89	1,423,462	6.24	21.78	1,423,462	21.78
$25.90 to $30.89	927,849	7.85	29.15	615,711	29.15
$30.90 and above	1,918,026	8.98	34.30	427,247	34.78
	7,751,084	5.71	23.39	5,948,167	20.39

          At January 31, 2013, the aggregate intrinsic value of options outstanding and exercisable was $110.2 million and $102.4 million, respectively.

          As of January 31, 2013, there was $10.2 million of total unrecognized compensation expense related to non-vested stock options granted under the 2010 Master Stock Incentive Plan. This unvested expense is expected to be recognized during the remainder of Fiscal Years 2013, 2014, 2015, and 2016.

Note E – Net Earnings Per Share

          The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods. For the three and six months ended January 31, 2013, there were 1,171,544 options and 900,492 options excluded from the diluted net earnings per share calculation, respectively. For the three and six months ended January 31, 2012, there were 1,044,372 options and 1,053,830 options excluded from the diluted net earnings per share calculation, respectively.

          The following table presents information necessary to calculate basic and diluted net earnings per common share (thousands, except per share amounts):

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Weighted average shares - basic*	147,952	150,106	148,531	150,310
Common share equivalents*	2,037	2,720	2,211	2,651
Weighted average shares - diluted*	149,989	152,826	150,742	152,961
Net earnings for basic and diluted earnings
per share computation	$50,813	$53,821	$104,926	$122,374
Net earnings per share - basic*	$0.34	$0.36	$0.71	$0.82
Net earnings per share - diluted*	$0.34	$0.35	$0.70	$0.80

(*) Prior year shares and per share amounts reflect the impact of the Company’s two-for-one stock split that occurred during the third quarter of Fiscal 2012.

Note F – Shareholders’ Equity

          The Company reports accumulated other comprehensive income (loss) as a separate item in the shareholders’ equity section of the balance sheet.

          Total accumulated other comprehensive income (loss) and its components at January 31, 2013 and July 31, 2012 are as follows (thousands of dollars):

	January 31, 2013	July 31, 2012
Foreign currency translation adjustment	$75,940	$32,976
Net loss on cash flow hedging derivatives, net of deferred taxes	(161)	(292)
Pension and postretirement liability adjustment, net of deferred taxes	(119,369)	(134,572)
Total accumulated other comprehensive loss	$(43,590)	$(101,888)

          The Company’s Board of Directors authorized the repurchase of 16.0 million shares of common stock on March 26, 2010. During the three months ended January 31, 2013, the Company repurchased 320,442 shares for $10.2 million at an average price of $31.97 per share. During the six months ended January 31, 2013, the Company repurchased 1,820,442 shares for $61.0 million at an average price of $33.49 per share. As of January 31, 2013, the Company had remaining authorization to repurchase up to 3.7 million shares pursuant to the current authorization.

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

          On January 25, 2013, the Company’s Board of Directors declared a cash dividend in the amount of $0.10 per common share, payable to stockholders of record on February 15, 2013. The dividend will be paid on March 8, 2013.

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

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company
Three Months Ended January 31, 2013:
Net sales	$353,840	$242,196	$—	$596,036
Earnings before income taxes	39,025	32,592	(768)	70,849

Three Months Ended January 31, 2012:
Net sales	$370,834	$210,049	$—	$580,883
Earnings before income taxes	48,418	30,597	(2,596)	76,419

Six Months Ended January 31, 2013:
Net sales	$724,500	$460,483	$—	$1,184,983
Earnings before income taxes	86,449	65,154	(4,076)	147,527
Assets	808,349	550,565	359,754	1,718,668

Six Months Ended January 31, 2012:
Net sales	$764,559	$424,619	$—	$1,189,178
Earnings before income taxes	108,296	64,896	(4,756)	168,436
Assets	861,191	506,618	313,580	1,681,389

          No Customers represented over 10 percent of the Company’s net sales for the three or six months ended January 31, 2013 and 2012. As of January 31, 2013 and July 31, 2012, no single customer represented more than 10 percent of the Company’s outstanding accounts receivable.

Note H – Goodwill and Other Intangible Assets

          Goodwill is tested for impairment annually or whenever events or circumstances make it more likely than not that an impairment may have occurred. The Company’s most recent annual impairment assessment for goodwill was completed during the third quarter of Fiscal 2012. The results of this assessment showed that the fair values of the reporting units to which goodwill is assigned continue to exceed the book values of the respective reporting units, resulting in no goodwill impairment. Following is a reconciliation of goodwill for the six months ended January 31, 2013 (thousands of dollars):

	Engine Products	Industrial Products	Total Goodwill
Balance as of July 31, 2012	$71,747	$91,202	$162,949
Foreign exchange translation	735	3,586	4,321
Balance as of January 31, 2013	$72,482	$94,788	$167,270

          As of January 31, 2013, other intangible assets were $44.2 million, a $2.0 million decrease from $46.2 million at July 31, 2012. The decrease in other intangible assets is due to amortization of existing assets of $2.8 million, which was slightly offset by a foreign exchange translation increase of $0.8 million. There were no intangible asset additions during the six months ended January 31, 2013.

Note I – Guarantees

          The Company and Caterpillar Inc. equally own the shares of Advanced Filtration Systems Inc. (AFSI), an unconsolidated joint venture, and guarantee certain debt of the joint venture. As of January 31, 2013, AFSI had $28.5 million of outstanding debt, of which the Company guarantees half. The Company had no income and $0.1 million, respectively, from this equity method investment during the three months ended January 31, 2013 and 2012. For the six months ended January 31, 2013 and 2012, the Company recorded earnings of $0.7 million and $0.8 million from this equity method investment, respectively. During the three and six months ended January 31, 2013 and 2012, the Company also recorded royalty income of $1.3 million and $3.0 million, respectively, and $1.5 million and $3.2 million, respectively, related to AFSI.

          As of January 31, 2013, the Company had a contingent liability for standby letters of credit totaling $13.2 million that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of insurance contract terms as detailed in each letter of credit. At January 31, 2013, there were no amounts drawn upon these letters of credit.

Note J – Warranty

          The Company estimates warranty expense using quantitative measures based on historical warranty claim experience and evaluation of specific Customer warranty issues. Following is a reconciliation of warranty reserves for the six months ended January 31, 2013 and 2012 (thousands of dollars):

	January 31,
	2013	2012
Beginning balance	$10,905	$19,720
Accruals for warranties issued during the reporting period	3,816	1,826
Accruals related to pre-existing warranties (including changes in estimates)	395	(1,294)
Less settlements made during the period	(2,224)	(5,638)
Ending balance	$12,892	$14,614

          There were no significant specific warranty matters accrued for in the periods ended January 31, 2013 or 2012. The Company’s warranty matters are not expected to have a material impact on its results of operations, liquidity, or financial position.

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

          Net periodic pension costs for the Company’s pension plans include the following components (thousands of dollars):

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Net periodic cost:
Service cost	$4,880	$3,862	$9,741	$7,760
Interest cost	4,263	4,848	8,511	9,741
Expected return on assets	(7,055)	(7,005)	(14,092)	(14,058)
Prior service cost and transition amortization	161	181	320	366
Actuarial loss amortization	2,577	1,438	5,149	2,881
Net periodic benefit cost	$4,826	$3,324	$9,629	$6,690

          The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. For the six months ended January 31, 2013, the Company made contributions of $4.7 million to its non-U.S. pension plans and $0.3 million to its U.S. pension plans. The minimum funding requirement for the Company’s U.S. plans for Fiscal 2013 is $13.5 million. Per the Pension Protection Act of 2006, this obligation can be met with existing credit balances that resulted from payments above the minimum obligation in prior years. The Company is still considering whether an additional cash contribution will be made or if it will utilize existing credit balances to meet the minimum obligation. The Company currently estimates that it will contribute an additional $2.4 million to its non-U.S. pension plans during the remainder of Fiscal 2013.

Note L – Financial Instruments

          The Company uses forward exchange contracts to manage its exposure to fluctuations in foreign currency exchange rates. The Company also periodically uses interest rate swaps to manage its exposure to changes in the fair value of its fixed-rate debt resulting from interest rate fluctuations. It is the Company’s policy to enter into derivative transactions only to the extent true exposures exist; the Company does not enter into derivative transactions for speculative or trading purposes. The Company enters into derivative transactions only with counterparties with high credit ratings. Concentration of counterparty risk is mitigated as the Company deals with a variety of major banks worldwide. In addition, only conventional derivative financial instruments are utilized. These transactions may expose the Company to credit risk to the extent the instruments have a positive fair value, but the Company has not experienced any material losses, nor does the Company anticipate any material losses. The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding failed to perform according to the terms of its agreement. At this time, the Company does not require collateral or any other form of securitization to be furnished by the counterparties to its derivative instruments. The Company had no interest rate swaps outstanding at January 31, 2013 or July 31, 2012.

          The Company enters into forward exchange contracts of generally less than one year to hedge forecasted foreign currency transactions between its subsidiaries and to reduce potential exposure related to fluctuations in foreign exchange rates for existing recognized assets and liabilities. It also utilizes forward exchange contracts for anticipated intercompany and third-party transactions such as purchases, sales, and dividend payments denominated in local currencies. Forward exchange contracts are designated as cash flow hedges as they are designed to hedge the variability of cash flows associated with the underlying existing recognized or anticipated transactions. Changes in the value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) in shareholders’ equity until earnings are affected by the variability of the underlying cash flows. At that time, the applicable amount of gain or loss from the derivative instrument that is deferred in shareholders’ equity is reclassified to earnings. Effectiveness is measured using spot rates to value both the hedge contract and the hedged item. The excluded forward points, as well as any ineffective portions of hedges, are recorded in earnings through the same line as the underlying transaction. During the first six months of Fiscal 2013, $0.2 million of losses were recorded due to hedge ineffectiveness.

          These unrealized losses are reclassified, as appropriate, when earnings are affected by the variability of the underlying cash flows during the term of the hedges. The Company expects to record $0.2 million of net deferred losses from these forward exchange contracts during the next 12 months.

          The impact on accumulated other comprehensive income (loss) and earnings from foreign exchange contracts that qualified as cash flow hedges for the six months ended January 31, 2013 and 2012, was as follows (thousands of dollars):

	January 31,
	2013	2012
Net carrying amount at beginning of year	$(373)	$241
Cash flow hedges deferred in other comprehensive income	(202)	1,674
Cash flow hedges reclassified to income (effective portion)	563	(903)
Change in deferred taxes	(198)	(314)
Net carrying amount at January 31	$(210)	$698

Note M – Credit Facilities

          On December 7, 2012, the Company entered into a new five-year multi-currency revolving credit facility with a group of banks in the amount of $250.0 million. The agreement provides that loans may be made under a selection of currencies and rate formulas including Base Rate Loans or LIBOR Rate Loans. The interest rate on each advance is based on certain market interest rates and leverage ratios. Facility fees and other fees on the entire loan commitment are payable over the duration of this facility. Upon closing of the agreement on December 7, 2012, the agreement replaced the Company’s previously existing $250.0 million revolving credit facility, which would have expired in accordance with its terms on April 2, 2013. As of January 31, 2013, there was $55.0 million of borrowings under this facility. The weighted average interest rate on short-term borrowings outstanding at January 31, 2013 was 1.1 percent. The multi-currency revolving facility contains debt covenants specifically related to maintaining a certain interest coverage ratio, and a certain leverage ratio as well as other covenants that, under certain circumstances, can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, create liens, and sell assets. As of January 31, 2013, the Company was in compliance with all such covenants. The Company expects to remain in compliance with these covenants.

Note N – Fair Values

          At January 31, 2013 and July 31, 2012, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, long-term debt, and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximated carrying values because of the short-term nature of these instruments, and are classified as Level 1 in the fair value hierarchy. As of January 31, 2013, the estimated fair value of long-term debt with fixed interest rates was $132.8 million compared to the carrying value of $118.0 million and the estimated fair value of short-term debt with fixed interest rates was $83.2 million compared to the carrying value of $80.0 million. The fair value is estimated by discounting projected cash flows using the rate that similar amounts of debt could currently be borrowed, which is classified as Level 2 in the fair value hierarchy.

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

          The following summarizes the Company’s fair value of outstanding derivatives at January 31, 2013 and July 31, 2012 on the balance sheets (thousands of dollars):

	Significant Other Observable Inputs (Level 2)*
	January 31, 2013	July 31, 2012
Asset derivatives recorded under the caption Prepaids and other current assets
Foreign exchange contracts	$1,583	$526
Liability derivatives recorded under the caption Other current liabilities
Foreign exchange contracts	(1,663)	(1,424)
Forward exchange contracts - net liability position	$(80)	$(898)

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

          The Company holds equity method investments which are classified in other assets in the condensed consolidated balance sheets. The aggregate carrying amount of these investments was $19.7 million as of January 31, 2013, and $20.1 million as of July 31, 2012. The fair value of the Company’s equity method investments has not been estimated as there have been no identified events or changes in circumstance that would have had an adverse impact on the value of these investments. In the event that these investments were required to be measured, these investments would fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value, as the investments are privately-held entities without quoted market prices.

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

          The Company assesses the impairment of property, plant, and equipment whenever events or changes in circumstances indicate that the carrying amount of property, plant, and equipment assets may not be recoverable. There were no material impairment charges recorded in the six months ended January 31, 2013.

Note O – Commitments and Contingencies

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

Note P – Income Taxes

          The effective tax rate for the three and six months ended January 31, 2013 was 28.3 percent and 28.9 percent, respectively. The effective tax rate for the three and six months ended January 31, 2012 was 29.6 percent and 27.3 percent, respectively. The decrease in our effective tax rate for the three months ended January 31, 2013 was primarily due to the retroactive reinstatement of the Research and Experimentation Credit in the United States. The prior year six month period included favorable settlements of tax audits of $4.3 million.

          The Company’s uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. The following tax years, in addition to the current year, remain subject to examination, at least for certain issues, by the major tax jurisdictions indicated:

Major Jurisdictions	Open Tax Years
Belgium	2010 through 2012
China	2002 through 2012
France	2010 through 2012
Germany	2009 through 2012
Italy	2003 through 2012
Japan	2009 through 2012
Mexico	2007 through 2012
Thailand	2005 through 2012
United Kingdom	2011 through 2012
United States	2011 through 2012

          At January 31, 2013, the total unrecognized tax benefits were $18.5 million, and accrued interest and penalties on these unrecognized tax benefits were $1.2 million. The Company recognizes accrued interest related to unrecognized tax benefits in income tax expense. If the Company were to prevail on all unrecognized tax benefits recorded, substantially all of the unrecognized tax benefits would benefit the effective tax rate. With an average statute of limitations of about 5 years, up to $1.1 million of the unrecognized tax benefits could potentially expire in the next 12 month period unless extended by an audit. It is possible that quicker than expected settlement of either current or future audits and disputes would cause additional reversals of previously recorded reserves in the next 12 month period. Currently, the Company has approximately $0.2 million of unrecognized tax benefits that are in formal dispute with various taxing authorities related to transfer pricing and deductibility of expenses. Quantification of an estimated range and timing of future audit settlements cannot be made at this time.

Note Q – New Accounting Standards

          In June 2011, the Financial Accounting Standards Board (FASB) updated the disclosure requirements for comprehensive income. The updated guidance requires companies to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance was effective for the Company beginning in the first quarter of Fiscal 2013. Since this standard impacts disclosure requirements only, its adoption did not have a material impact on the Company’s consolidated financial statements.

          In February 2013, the FASB updated the disclosure requirements for accumulated other comprehensive income. The updated guidance requires companies to disclose amounts reclassified out of accumulated other comprehensive income by component. The updated guidance does not affect how net income or other comprehensive income are calculated or presented. The updated guidance is effective for the Company beginning in the first quarter of fiscal year 2014. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

Overview

          The Company reported diluted net earnings per share of $0.34 for the second quarter of Fiscal 2013, down from $0.35 in the same period of the prior year. Net earnings for the quarter were $50.8 million compared to $53.8 million in the second quarter of the prior year. The Company reported sales in the second quarter of Fiscal 2013 of $596.0 million, an increase of 2.6 percent from $580.9 million in the second quarter of the prior year. The impact of foreign currency translation decreased reported sales by 0.3 percent in the quarter compared to the prior year quarter.

          The Company’s Gas Turbine Products sales increased 79.2 percent due to a number of large project shipments that were completed during the quarter. This offset weak sales into the North American heavy truck market, the On-Road and Off-Road equipment markets in Asia, and replacement filters in Europe. The Company saw improved demand for replacement filters in the Americas and in Asia. Overall, sales in the Company’s Engine Products’ segment decreased 4.6 percent, as sales declined in each of our Engine Product categories, and increased 15.3 percent in the Industrial Products’ segment as sales increased in each of our Industrial Product categories, from the prior year’s quarter.

          Operating margin decreased to 11.9 percent compared to 12.9 percent in the prior year quarter due to lower fixed cost absorption and a mix shift to large Gas Turbine project shipments. These decreases were partially offset by the Company’s ongoing Continuous Improvement initiatives. Additionally, the Company initiated many cost containment actions which helped align manufacturing and operating expenses with current and expected sales.

Results of Operations

          Sales in the U.S. decreased $12.8 million or 5.0 percent compared to the second quarter of the prior year. Total international sales increased $27.9 million or 8.5 percent compared to the second quarter of the prior year, with sales increases in Asia of $19.6 million or 15.3 percent, in Latin America of $5.0 million or 18.0 percent, and in Europe of $4.1 million or 2.6 percent. For the six month period ended January 31, 2013, sales in the U.S. decreased $27.1 million or 5.3 percent from the prior year and total international sales increased $22.9 million or 3.4 percent from the prior year.

          The impact of foreign currency translation during the second quarter of Fiscal 2013 decreased net sales by $1.7 million, or 0.3 percent, from the prior year second quarter. The impact of foreign currency translation on the year-to-date results as of the end of the second quarter of Fiscal 2013 decreased net sales by $18.6 million, or 1.6 percent. Worldwide sales for the second quarter of Fiscal 2013, excluding the impact of foreign currency translation, increased 2.9 percent from the second quarter of the prior year and 1.2 percent year-to-date over the prior year. The impact of foreign currency translation increased net earnings by $0.2 million, or 0.3 percent and decreased net earnings by $1.2 million, or 1.0 percent for the three and six months ended January 31, 2013, respectively.

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

          Following is a reconciliation to the most comparable U.S. GAAP financial measure of these non-U.S. GAAP financial measures (millions of dollars):

	Three Month Period		Six Month Period
	Net Sales	Percent Change in Net Sales	Net Sales	Percent Change in Net Sales
Prior year period	$537.1	NA	$1,074.0	NA
Net sales change, excluding foreign currency translation impact	48.0	8.9%	106.0	9.9%
Foreign currency translation impact	(4.2)	(0.8)%	9.2	0.9%
Period ended January 31, 2012	$580.9	8.1%	$1,189.2	10.8%

Net sales change, excluding foreign currency translation impact	16.8	2.9%	14.4	1.2%
Foreign currency translation impact	(1.7)	(0.3)%	(18.6)	(1.6)%
Period ended January 31, 2013	$596.0	2.6%	$1,185.0	(0.4)%

	Three Month Period		Six Month Period
	Net Earnings	Percent Change in Net Earnings	Net Earnings	Percent Change in Net Earnings
Prior year period	$44.6	NA	$97.7	NA
Net earnings change, excluding foreign currency translation impact	9.8	22.0%	24.0	24.4%
Foreign currency translation impact	(0.6)	(1.3)%	0.7	0.8%
Period ended January 31, 2012	$53.8	20.7%	$122.4	25.2%

Net earnings change, excluding foreign currency translation impact	(3.2)	(5.9)%	(16.3)	(13.3)%
Foreign currency translation impact	0.2	0.3%	(1.2)	(1.0)%
Period ended Januray 31, 2013	$50.8	(5.6)%	$104.9	(14.3)%

          Gross margin was 33.4 percent for the second quarter of 2013 and 33.5 percent year-to-date, compared to the prior year margins of 34.6 percent and 35.0 percent, respectively. These decreases in gross margin are primarily attributable to lower fixed cost absorption due to the decrease in production volumes during the three and six months ended January 31, 2013, and an unfavorable product mix due to a shift to large Gas Turbine project shipments, which combined to lower gross margin 280 basis points. Gross margin also included restructuring expenses of $0.5 million in the quarter and $0.7 million year-to-date. The lower fixed cost absorption and restructuring costs were partially offset by benefits from the Company’s ongoing Continuous Improvement initiatives, which increased gross margin by 110 basis points for the quarter.

          Purchased raw materials generally represent approximately 60 to 65 percent of the Company’s cost of sales. Of that amount, steel, including fabricated parts, represents approximately 25 percent. Filter media represents approximately 15 to 20 percent and the remainder is primarily made up of petroleum-based products and other components. The cost the Company paid for steel during the six months ended January 31, 2013 varied by grade, but in aggregate it decreased slightly compared to the prior year quarter in the U.S. and was comparable to the prior year at our other locations. The Company’s cost of filter media also varies by type but was down slightly compared to the second quarter of Fiscal 2012 and the cost of petroleum-based products was generally flat over the prior year quarter. Currently, the market prices for steel and filter media are expected to remain relatively flat over the near term. Some upward pressure is expected on petroleum based products. The Company enters into selective supply arrangements with certain of our steel suppliers that allow us to reduce volatility in the Company’s costs. The Company currently has steel purchase arrangements in the U.S. with three month durations for approximately 70 percent of our requirements. The Company believes these arrangements will help keep steel prices fairly stable at current levels through April 2013. The Company does strive to recover or offset all material cost increases through a combination of selective price increases to its Customers and the Company’s Continuous Improvement initiatives, which include material substitution, process improvement, and product redesigns.

          Operating expenses were $127.8 million for the quarter, up 1.4 percent from $126.0 million in the prior year period. As a percent of sales, operating expenses for the second quarter were 21.4 percent of sales, down from 21.7 percent of sales during the prior year quarter. Operating expenses year-to-date were $252.5 million, or 21.3 percent of sales, compared to $250.7 million, or 21.1 percent of sales, in the prior year. Restructuring expenses included in operating expenses were $0.9 million for the second quarter and $1.0 million year-to-date. The Company’s discretionary cost containment actions helped to partially offset the 120 basis point increase related to higher pension expense, incremental expenses related to its strategic business systems projects, higher medical expenses in the U.S., and the restructuring expenses.

          Other income for the second quarter of Fiscal 2013 totaled $2.5 million compared to $4.6 million in the second quarter of the prior year. The decrease for the second quarter was driven by the impact of foreign exchange gains and losses, a decrease in interest income of $0.3 million, a decrease of $0.3 million income from unconsolidated affiliates and other miscellaneous net expenses of $0.4 million. Total foreign currency losses recorded in other income in the second quarter were $0.1 million, as compared to gains of $1.0 million in the same period in the prior fiscal year. Year-to-date other income totaled $8.4 million compared to $9.4 million reported in the prior year. The decrease was driven by a $0.3 million decrease in royalty income, a $0.2 million decrease in interest income, a $0.2 million decrease in income from unconsolidated affiliates, other miscellaneous net expenses of $0.3 million and a decrease in foreign exchange gains and losses, which was offset by an insurance recovery.

          The effective tax rate for the three and six months ended January 31, 2013 was 28.3 percent and 28.9 percent, respectively. The effective tax rate for the three and six months ended January 31, 2012 was 29.6 percent and 27.3 percent, respectively. The decrease in our effective tax rate for the three months ended January 31, 2013 was primarily due to the retroactive reinstatement of the Research and Experimentation Credit in the United States. The prior year six month period included favorable settlements of tax audits of $4.3 million.

Operations by Segment

          Following is financial information for the Company’s Engine and Industrial Products segments. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments and interest income and expense. Segment detail is summarized as follows (thousands of dollars):

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company
Three Months Ended January 31, 2013:
Net sales	$353,840	$242,196	$—	$596,036
Earnings before income taxes	39,025	32,592	(768)	70,849

Three Months Ended January 31, 2012:
Net sales	$370,834	$210,049	$—	$580,883
Earnings before income taxes	48,418	30,597	(2,596)	76,419

Six Months Ended January 31, 2013:
Net sales	$724,500	$460,483	$—	$1,184,983
Earnings before income taxes	86,449	65,154	(4,076)	147,527
Assets	808,349	550,565	359,754	1,718,668

Six Months Ended January 31, 2012:
Net sales	$764,559	$424,619	$—	$1,189,178
Earnings before income taxes	108,296	64,896	(4,756)	168,436
Assets	861,191	506,618	313,580	1,681,389

          Following are net sales by product within the Engine and Industrial Products segments (thousands of dollars):

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Engine Products segment:
Off-Road Products	$83,262	$87,035	$174,259	$181,143
On-Road Products	31,163	39,376	65,919	82,001
Aftermarket Products*	211,862	214,070	430,258	440,967
Retrofit Emissions Products	3,362	4,651	6,259	9,288
Aerospace and Defense Products	24,191	25,702	47,805	51,160
Total Engine Products segment	353,840	370,834	724,500	764,559

Industrial Products segment:
Industrial Filtration Solutions Products	132,452	132,041	261,028	265,440
Gas Turbine Products	66,319	37,011	113,562	72,592
Special Applications Products	43,425	40,997	85,893	86,587
Total Industrial Products segment	242,196	210,049	460,483	424,619
Total Company	$596,036	$580,883	$1,184,983	$1,189,178

          * Includes replacement part sales to the Company’s OEM Engine Products Customers.

Engine Products Segment For the second quarter of Fiscal 2013, worldwide Engine Products sales were $353.8 million, a decrease of 4.6 percent from $370.8 million in the second quarter of the prior year. Sales in the U.S. decreased by 4.9 percent compared to the same period in the prior year and international sales decreased by 4.3 percent. The impact of foreign currency translation during the second quarter of Fiscal 2013 decreased sales by $1.9 million, or 0.5 percent. Except for the agricultural equipment markets, where conditions especially for large farm equipment remained strong, the Company’s other Engine OEM end-markets had a slower quarter. Many of the Company’s OEM Customers cut back production levels to reflect the drop-off in end user demand for equipment and to reduce their own finished equipment inventory levels. The Company saw better conditions in the Aftermarket Products in North America, Latin America, and Asia, partially offset by declines in Europe. Year-to-date worldwide Engine Products sales were $724.5 million, a decrease of 5.2 percent from $764.6 million in the prior year. International Engine Products sales decreased 5.1 percent and sales in the U.S. decreased 5.4 percent from the prior year on a year-to-date basis. The impact of foreign currency translation on the year-to-date results as of the end of the second quarter of Fiscal 2013 decreased sales by $12.7 million, or 1.7 percent. For the three months ended January 31, 2013, earnings before income taxes as a percentage of sales of 11.0 percent decreased from 13.1 percent in the prior year period. Year-to-date earnings before income taxes as a percentage of Engine Products segment sales of 11.9 percent decreased from 14.2 percent in the prior year. The percentage earnings decrease for the three and six months ended January 31, 2013 was driven by lower production volumes and decreased fixed cost absorption. Additionally, the Company had incremental expenses related to its strategic business systems projects and higher pension costs, partially offset by benefits from the Company’s ongoing Continuous Improvement initiatives.

          Worldwide sales of Off-Road Products in the current quarter were $83.3 million, a decrease of 4.3 percent from $87.0 million in the second quarter of the prior year. U.S. sales of Off-Road Products decreased 7.5 percent compared to the second quarter of the prior year and international sales were down 2.3 percent from the second quarter of the prior year, with a decrease in Asia of 26.2 percent which was slightly offset by a 1.2 percent increase in Europe and strong sales in Latin America. International sales decreases for the current quarter were largely driven by foreign exchange fluctuations. Year-to-date worldwide Off-Road Products sales totaled $174.3 million, a decrease of 3.8 percent from $181.1 million in the prior year. Year-to-date sales of Off-Road Products decreased 3.2 percent in the U.S. and 4.2 percent internationally over the prior year. For the three and six months ended January 31, 2013, the sales decreases were driven by a decrease in construction and mining equipment markets, which was partially offset by continued strength in the agriculture market.

          Worldwide sales of On-Road Products in the current quarter were $31.2 million, a decrease of 20.9 percent from $39.4 million in the second quarter of the prior year driven by sales decreases of 32.1 percent in the U.S., 14.8 percent in Asia, and 10.2 percent in Europe. Year-to-date worldwide On-Road Products sales totaled $65.9 million, a decrease of 19.6 percent from $82.0 million in the prior year. The year-to-date On-Road Products sales decrease was driven by a 30.1 percent decrease in the U.S. and a 16.6 percent sales decrease in Asia from the prior year on a year-to-date basis. For the three and six months ended January 31, 2013, the sales decreases were a result of a decrease in truck build rates in North America and Asia. According to published industry data, North American Class 8 truck build rates decreased 21.1 percent while medium-duty truck build rates increased 9.4 percent over the prior year.

          Worldwide sales of Aftermarket Products in the current quarter were $211.9 million, a decrease of 1.0 percent from $214.1 million in the second quarter of the prior year. Sales decreases were driven by a 9.9 percent decrease in Europe, partially offset by a U.S. sales increase of 4.6 percent and increases in Latin America and Asia of 6.2 percent and 4.9 percent, respectively. Year-to-date worldwide Aftermarket Products sales totaled $430.3 million, a decrease of 2.4 percent from $441.0 million in the prior year. Year-to-date Aftermarket Products sales increased 1.5 percent in the U.S. over the prior year, offset by a 9.0 percent sales decrease in Europe. Aftermarket Products sales in Asia remain relatively flat year-to-date compared to the prior year. For the three and six months ended January 31, 2013, sales decreases were primarily driven by decreases in utilization rates of equipment fleets and inventory adjustments in the distribution channels.

          Sales of Retrofit Emissions Products in the second quarter were $3.4 million, a decrease of 27.7 percent from $4.7 million in the second quarter of the prior year. The Company’s Retrofit Emissions Products sales are solely in the U.S. Year-to-date Retrofit Emissions Products sales were $6.3 million, a decrease of 32.6 percent compared to $9.3 million in the prior year. The sales of these products are highly dependent on government regulations. Sales were impacted by a lack of government funding availability during the three and six months ended January 31, 2013.

          Worldwide sales of Aerospace and Defense Products were $24.2 million, a decrease of 5.9 percent from $25.7 million in the second quarter of the prior year. Internationally, sales of Aerospace and Defense Products decreased 1.4 percent over the prior year, while sales in the U.S. decreased 7.1 percent over the prior year. Year-to-date, worldwide Aerospace and Defense Products sales totaled $47.8 million, a decrease of 6.6 percent from $51.2 million in the prior year. Year-to-date sales of Aerospace and Defense Products decreased 6.0 percent in the U.S. and 8.5 percent internationally over the prior year. For the three and six months ended January 31, 2013, the sales decreases were primarily due to a continued slowdown in U.S. military spending.

Industrial Products Segment For the current quarter, worldwide sales in the Industrial Products segment were $242.2 million, an increase of 15.3 percent from $210.0 million in the second quarter of the prior year. Current quarter international Industrial Products sales were up 26.4 percent compared to the same period in the prior year, and sales in the U.S. decreased by 5.4 percent. The impact of foreign currency translation during the second quarter increased sales $0.1 million, or 0.1 percent. The sales increase over the prior year quarter is primarily due to the high sales in the Gas Turbine Products business while sales of Industrial Filtration Solutions Products were flat and sales of Special Application Products were up 5.9 percent. Year-to-date worldwide net sales were $460.5 million, up 8.4 percent from $424.6 million in the prior year. International Industrial Products sales increased 15.5 percent and sales in the U.S. decreased 5.0 percent from the prior year on a year-to-date basis. The impact of foreign currency translation on the year-to-date results decreased sales by $6.0 million, or 1.4 percent. Earnings before income taxes as a percentage of sales for the current quarter of 13.5 percent decreased from 14.6 percent in the prior year period. Year-to-date earnings before income taxes as a percentage of Industrial Products segment sales of 14.1 percent decreased from 15.3 percent in the prior year. The decrease in earnings as a percentage of sales over the prior year for the three and six months ended January 31, 2013, was driven by a shift in product mix to large Gas Turbine projects and increased incremental expenses related to strategic business systems projects and higher pension costs, partially offset by benefits from the Company’s ongoing Continuous Improvement initiatives.

          Worldwide sales of Industrial Filtration Solutions Products in the current quarter were $132.5 million, consistent with $132.0 million in the prior year. International sales decreased 3.1 percent from the prior year period, with Europe and Asia sales decreasing 4.5 percent and 2.4 percent, respectively. Sales in the U.S. increased 6.7 percent from the prior year quarter. Year-to-date worldwide sales of Industrial Filtration Solutions were $261.0 million, down 1.7 percent from $265.4 million in the prior year. International Industrial Filtration Solutions sales decreased 5.1 percent from the prior year on a year-to-date basis. Sales in the U.S. increased 4.7 percent from the prior year on a year-to-date basis. Overall, for the three and six months ended January 31, 2013, the Company experienced stable market conditions in the U.S., partially offset by the continued weak economic conditions in Asia and a decline in European market conditions. Sales were negatively impacted by foreign currency translation. The externally published durable goods index in the U.S. increased 1.3 percent during the second quarter of Fiscal 2013 compared to last year.

          Worldwide sales of the Company’s Gas Turbine Products in the second quarter were $66.3 million, an increase of 79.2 percent compared to sales of $37.0 million in the prior year quarter. Gas Turbine Products sales are typically large systems and, as a result, the Company’s shipments and revenues fluctuate from period to period. Year-to-date worldwide Gas Turbine Products sales were $113.6 million, an increase of 56.4 percent from $72.6 million in the prior year. Sales of Gas Turbine Products were strong due to high demand for the large systems used in power generation. The Company also experienced moderate growth for its smaller systems used in oil and gas applications and for replacement filters.

          Worldwide sales of Special Application Products were $43.4 million in the current quarter, an increase of 5.9 percent from $41.0 million in the prior year quarter. International sales increased by 4.6 percent and sales increased in the U.S. by 12.7 percent from the prior year period. Internationally, the comparable prior year period sales were low due to the negative impact from the flood in Thailand on the Company’s sales of hard disk drive filters. Year-to-date worldwide Special Application Products sales were $85.9 million, a decrease of 0.8 percent from $86.6 million in the prior year due to a decrease in demand for the Company’s products serving the electronics industry.

Liquidity and Capital Resources

          During the current fiscal year, $109.2 million of cash was generated from operating activities compared with $102.2 million in the first six months of the prior year. The increase in cash provided by operating activities in the current year is due to a decrease in accounts receivable due to lower sales during the first six months of the current year, partially offset by a decrease in accounts payable due to a reduction in purchasing activity, a decrease in accrued compensation as accruals for incentive compensation have been reduced to reflect expected reductions in incentive goal attainment, and a decrease in income taxes payable.

          The Company’s inventory balance was $261.9 million as of January 31, 2013 compared to $256.1 million as of July 31, 2012. Excluding the impact of foreign exchange fluctuations, inventory levels were unchanged.

          The Company’s account receivable balance was $407.5 million as of January 31, 2013 compared to $438.8 million as of July 31, 2012. Excluding the impact of foreign exchange fluctuations, accounts receivable decreased $36.1 million. This decrease was driven by a decrease in the Company’s sales compared to the fourth quarter of the prior fiscal year.

          In the first six months of Fiscal 2013, operating cash flows and cash on hand were used to make $51.8 million in capital investments, to repurchase 1,820,442 shares of the Company’s common stock for $61.0 million, to make $37.6 million of short-term debt repayments, and to pay $26.5 million in dividends. For additional information regarding share repurchases see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

          At the end of the second quarter, the Company held $216.6 million in cash and cash equivalents, down from $225.8 million at July 31, 2012. Short-term investments were $67.9 million compared to $92.4 million at July 31, 2012. Short-term borrowings totaled $59.3 million, down from $95.1 million at July 31, 2012. The amount of unused lines of credit as of January 31, 2013 was approximately $478.2 million. Current maturities of long-term debt were $82.5 million at quarter end, up from $2.3 million at July 31, 2012. Long-term debt was $120.4 million at January 31, 2013, which decreased from $203.5 million at July 31, 2012. The increase in current maturities and corresponding decrease in long-term debt was due to the 6.59 percent unsecured notes coming due in 2013. Long-term debt represented 10.7 percent of total long-term capital, defined as long-term debt plus total shareholders’ equity, compared to 18.3 percent at July 31, 2012.

          Most of the Company’s cash and cash equivalents and short-term investments are held by its foreign subsidiaries, as over half of the Company’s earnings occur outside the U.S. Most of these funds are considered permanently reinvested outside the U.S., and will only be repatriated when it is tax effective to do so, as the cash generated from U.S. operations is sufficient for the U.S cash needs. If additional cash were required for the Company’s operations in the U.S., it may be subject to additional U.S. taxes if funds were repatriated from certain foreign subsidiaries.

          The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. The Company may elect to make additional contributions up to the maximum tax deductible contribution. For the six months ended January 31, 2013, the Company made contributions of $4.7 million to its non-U.S. pension plans and $0.3 million to its U.S. pension plans. The minimum funding requirement for the Company’s U.S. plans for Fiscal 2013 is $13.5 million. Per the Pension Protection Act of 2006, this obligation can be met with existing credit balances that resulted from payments above the minimum obligation in prior years. The Company is still considering whether it will make an additional cash contribution or if it will utilize existing credit balances to meet the minimum obligation. The Company currently estimates that it will contribute an additional $2.4 million to its non-U.S. pension plans during the remainder of Fiscal 2013.

          The following table summarizes the Company’s contractual obligations as of January 31, 2013 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$198,023	$80,000	$18,023	$100,000	$—
Capital lease obligations	1,815	903	765	147	—
Interest on long-term debt obligations	31,853	11,161	11,098	9,594	—
Operating lease obligations	29,109	11,334	14,207	3,257	311
Purchase obligations (1)	247,585	241,443	5,379	763	—
Pension and deferred compensation (2)	89,723	21,669	9,721	9,617	48,716
Total (3)	$598,108	$366,510	$59,193	$123,378	$49,027

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

(3)

In addition to the above contractual obligations, the Company may be obligated for additional cash outflows of $19.7 million of potential tax obligations, including accrued interest and penalties. The payment and timing of any such payments is affected by the ultimate resolution of the tax years that are under audit or remain subject to examination by the relevant taxing authorities. Therefore, quantification of an estimated range and timing of future payments cannot be made at this time.

          At January 31, 2013, the Company had a contingent liability for standby letters of credit totaling $13.2 million that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of insurance contract terms as detailed in each letter of credit. At January 31, 2013, there were no amounts drawn upon these letters of credit.

          The Company has approximately $478.2 million of unused lines of credit as of January 31, 2013. On December 7, 2012, the Company entered into a new five-year multi-currency revolving credit facility with a group of banks in the amount of $250.0 million. Upon closing of the agreement on December 7, 2012, the agreement replaced the Company’s previously existing $250.0 million revolving credit facility, which would have expired in accordance with its terms on April 2, 2013. As of January 31, 2013, there were $55.0 million of borrowings under this facility. The weighted average interest rate on short-term borrowings outstanding at January 31, 2013 was 1.1 percent. The multi-currency revolving facility contains debt covenants specifically related to maintaining a certain interest coverage ratio, and a certain leverage ratio as well as other covenants that, under certain circumstances, can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, create liens, and sell assets. As of January 31, 2013, the Company was in compliance with all such covenants. The Company expects to remain in compliance with these covenants.

          Certain note agreements contain debt covenants related to limitations on indebtedness and interest expense. As of January 31, 2013, the Company was in compliance with all such covenants. The Company expects to remain in compliance with these covenants.

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

          In February 2013, the FASB updated the disclosure requirements for accumulated other comprehensive income. The updated guidance requires companies to disclose amounts reclassified out of accumulated other comprehensive income by component. The updated guidance does not affect how net income or other comprehensive income are calculated or presented. The updated guidance is effective for the Company beginning in the first quarter of fiscal year 2014. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Critical Accounting Policies

          There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2012.

Outlook

•

The Company is forecasting its total Fiscal 2013 sales to be approximately equal to last year’s record $2.5 billion. The Company’s current forecast is based on forecasted rates for the Euro at US$1.34 and 94 Yen to the US$.

•	The Company is forecasting its full year operating margin to be 13.9 to 14.7 percent.

•	The Fiscal 2013 tax rate is projected to be between 28 and 30 percent.

•	The Company is forecasting Fiscal 2013 EPS to be between $1.61 and $1.81.

•	The Company projects that cash generated by operating activities in Fiscal 2013 will be between $240 and $270 million. Capital spending is estimated to be between $90 and $100 million.

Engine Products Segment – The Company is forecasting full year Engine Product sales to decrease slightly compared to Fiscal 2012, including the impact of foreign currency translation.

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

•

The Company is anticipating slowly improving growth of its Aftermarket Products, as current utilization rates for off-road equipment and on-road heavy trucks have begun to stabilize and inventory levels at dealers and distributors are consistent with current utilization. The Company expects to benefit from its continued expansion into emerging economies, from the increasing number of systems installed in the field with its proprietary filters, and from its increasing sales of liquid filtration products.

•

The Company expects its Aerospace and Defense Products’ sales to be slightly lower compared to the prior year as the continued slowdown in military activity is expected to be partially offset by growth from commercial aerospace sales.

Industrial Products Segment – The Company forecasts full year Industrial Product sales to increase 1 to 6 percent, including the negative impact of foreign currency translation.

•

Industrial Filtration Solutions’ sales are projected to slightly decrease compared to Fiscal 2012 assuming manufacturing activity will increase moderately in the Americas, slowly improve in Asia, and continue to be weak in Europe.

•	The Company anticipates its Gas Turbine Products’ sales will be up 27 to 32 percent due to the continuing strength in the large turbine power generation and in the oil and gas markets.

•

Special Applications Products’ sales are projected to decrease 1 to 6 percent, with expected weaker end markets for disk drive filters partially offset by growth from membranes products and integrated venting products.

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

          Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. In addition, the Company wishes to advise readers that the factors listed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended July 31, 2012, as well as other factors, could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed. These factors include, but are not limited to, risks associated with: world economic factors and the ongoing global economic uncertainty, the reduced demand for hard disk drive products with the increased use of flash memory, the potential for some Customers to increase their reliance on their own filtration capabilities, currency fluctuations, commodity prices, political factors, the Company’s international operations, highly competitive markets, governmental laws and regulations, including the impact of the various economic stimulus and financial reform measures, the implementation of our new information technology systems, potential global events resulting in market instability including financial bailouts and defaults of sovereign nations, military and terrorist activities, health outbreaks, natural disasters, and all of the other risk factors included in Item 1A of the Company’s Annual Report on Form 10-K for the year ended July 31, 2012. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

(b) Changes in Internal Control over Financial Reporting: There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter ended January 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Repurchases of Equity Securities

          The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended January 31, 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
November 1 - November 30, 2012	332,872	$32.02	320,442	3,737,155
December 1 - December 30, 2012	11,006	$33.09	—	3,737,155
January 1 - January 31, 2013	—	$—	—	3,737,155
Total	343,878	$32.06	320,442	3,737,155

          (1) On March 26, 2010, the Company announced that the Board of Directors authorized the repurchase of up to 16.0 million shares of common stock. This repurchase authorization, which is effective until terminated by the Board of Directors, replaced the existing authority that was authorized on March 31, 2006. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the quarter ended January 31, 2013. However, the “Total Number of Shares Purchased” column of the table above includes 23,436 previously owned shares tendered by option holders in payment of the exercise price of options during the quarter. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of exercising stock options or payment of equity-based awards.

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

*10-B – Compensation Plan for Non-Employee Directors***

*10-C – Non-Employee Director Automatic Stock Option Grant Program***

*10-D – Credit Agreement among Donaldson Company, Inc. and certain listed lending parties dated as of December 7, 2012 (Filed as Exhibit 10.1 to Form 8-K Report filed December 13, 2012)

31-A – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 – Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 – The following information from the Donaldson Company, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2013 as filed with the Securities and Exchange Commission, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) The Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

DONALDSON COMPANY, INC.
(Registrant)

Date: March 7, 2013	By:	/s/ William M. Cook
William M. Cook
Chairman, President and
Chief Executive Officer
(duly authorized officer)

Date: March 7, 2013	By:	/s/ James F. Shaw
James F. Shaw
Vice President,
Chief Financial Officer
(principal financial officer)

Date: March 7, 2013	By:	/s/ Melissa A. Osland
Melissa A. Osland
Corporate Controller
(principal accounting officer)