Form 10-Q
period 2013-04-30
DONALDSON CO INC
filed 2013-06-03
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2013 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

Commission File Number 1-7891

DONALDSON COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes ☒ No

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $5 Par Value – 146,949,730 shares as of April 30, 2013.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Net sales	$619,371	$647,237	$1,804,354	$1,836,415
Cost of sales	397,870	419,008	1,185,583	1,192,435
Gross margin	221,501	228,229	618,771	643,980
Operating expenses	122,914	129,792	375,455	380,448
Operating income	98,587	98,437	243,316	263,532
Other income	(3,608)	(4,340)	(11,962)	(13,750)
Interest expense	2,719	2,787	8,275	8,856
Earnings before income taxes	99,476	99,990	247,003	268,426
Income taxes	29,634	29,044	72,235	75,106
Net earnings	$69,842	$70,946	$174,768	$193,320
Weighted average shares - basic	148,136,620	150,536,631	148,404,503	150,385,389
Weighted average shares - diluted	150,234,445	153,207,471	150,591,003	153,067,148
Net earnings per share - basic	$0.47	$0.47	$1.18	$1.29
Net earnings per share - diluted	$0.46	$0.46	$1.16	$1.26
Dividends paid per share	$0.100	$0.080	$0.280	$0.230

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share amounts)
(Unaudited)

	April 30, 2013	July 31, 2012
Assets
Current assets
Cash and cash equivalents	$263,988	$225,789
Short-term investments	65,700	92,362
Accounts receivable, less allowance of $7,128 and $6,418	437,414	438,796
Inventories	240,476	256,116
Prepaids and other current assets	65,752	72,599
Total current assets	1,073,330	1,085,662
Property, plant, and equipment, at cost	1,020,391	949,619
Less accumulated depreciation	(607,570)	(564,710)
Property, plant, and equipment, net	412,822	384,909
Goodwill	165,511	162,949
Intangible assets, net	42,596	46,200
Other assets	63,349	50,362
Total assets	$1,757,608	$1,730,082

Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings	$30,000	$95,147
Current maturities of long-term debt	82,002	2,346
Trade accounts payable	178,028	199,182
Other current liabilities	167,802	201,848
Total current liabilities	457,832	498,523
Long-term debt	119,079	203,483
Deferred income taxes	5,326	4,611
Other long-term liabilities	93,838	113,451
Total liabilities	676,075	820,068
Shareholders’ equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued	758,216	758,216
Retained earnings	499,808	366,788
Stock compensation plans	21,401	24,948
Accumulated other comprehensive loss	(40,926)	(101,888)
Treasury stock at cost, 4,585,928 and 3,980,832 shares at
April 30, 2013 and July 31, 2012, respectively	(156,967)	(138,050)
Total shareholders’ equity	1,081,533	910,014
Total liabilities and shareholders’ equity	$1,757,608	$1,730,082

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Net earnings	$69,842	$70,946	$174,768	$193,320
Foreign currency translation gain (loss)	(13,563)	5,689	29,401	(57,392)
Gain (loss) on hedging derivatives, net of deferred taxes of ($72), $145, ($269), and ($169), respectively	13	(448)	144	(21)
Pension and postretirement liability adjustment, net of deferred taxes of ($7,682), ($4,978), ($14,963), and ($9,219), respectively	16,214	8,810	31,417	3,449
Total comprehensive income	$72,506	$84,997	$235,730	$139,356

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)
(Unaudited)

	Nine Months Ended April 30,
	2013	2012
Operating Activities
Net earnings	$174,768	$193,320
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	48,527	46,214
Changes in operating assets and liabilities	(8,346)	(43,836)
Tax benefit of equity plans	(9,483)	(9,698)
Stock compensation plan expense	7,363	8,624
Deferred taxes	(4,037)	4,214
Other, net	8,597	(16,437)
Net cash provided by operating activities	217,389	182,401

Investing Activities
Net expenditures on property, plant, and equipment	(69,425)	(57,987)
Change in short-term investments	30,781	(119,930)
Net cash used in investing activities	(38,644)	(177,917)

Financing Activities
Purchase of treasury stock	(60,975)	(82,573)
Repayments of long-term debt	(1,093)	(46,084)
Change in short-term borrowings	(66,530)	70,519
Dividends paid	(41,184)	(34,277)
Tax benefit of equity plans	9,483	9,698
Exercise of stock options	12,131	12,345
Net cash used in financing activities	(148,168)	(70,372)
Effect of exchange rate changes on cash	7,622	(18,586)
Increase (Decrease) in cash and cash equivalents	38,199	(84,474)
Cash and cash equivalents, beginning of year	225,789	273,494
Cash and cash equivalents, end of period	$263,988	$189,020

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S.) (U.S. GAAP) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and nine month periods ended April 30, 2013, are not necessarily indicative of the results that may be expected for future periods. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2012.

Note B – Short-Term Investments

          All short-term investments are time deposits and have original maturities in excess of three months but not more than twelve months. The Company had $65.7 million and $92.4 million in short-term investments as of April 30, 2013 and July 31, 2012, respectively.

Note C – Inventories

          The components of inventory as of April 30, 2013 and July 31, 2012 are as follows (thousands of dollars):

	April 30, 2013	July 31, 2012
Materials	$101,528	$111,808
Work in process	32,847	30,767
Finished products	106,101	113,541
Total inventories	$240,476	$256,116

Note D – Accounting for Stock-Based Compensation

          Stock-based compensation expense is recognized using the fair-value method for all awards. In addition to granting stock options, the Company also granted reload options related to options previously granted which were exercised during the nine months ended April 30, 2013. A reload stock option is granted for the number of shares tendered as payment for the exercise price and tax withholding obligation upon the exercise of a stock option with a reload provision. The exercise price of the reload option is equal to the market price of the stock on the date of grant and the reload option will expire on the same date as the original option which was exercised. The Company determined the fair value of its option awards using the Black-Scholes option pricing model. The following assumptions were used to value the options, including reload options which generally have a shorter contractual life, granted during the nine months ended April 30, 2013: range of less than 1 year to 8 years expected life; expected volatility range of 23.4 percent to 29.7 percent; risk-free interest rate range of 0.02 percent to 1.68 percent; and annual dividend yield of 1.0 percent. The expected life for options granted during the period represents the period of time that the options are expected to be outstanding based on the contractual life and historical data of option holder exercise and termination behavior. Expected volatilities are based upon historical volatility of the Company’s stock over a period at least equal to the expected life of each option grant. Option grants have exercise prices equivalent to the fair market value of the Company’s stock on the date of grant. The weighted average fair value for options granted during the nine months ended April 30, 2013 and 2012 was $8.37 per share and $9.38 per share, respectively. For the three and nine months ended April 30, 2013, the Company recorded pre-tax stock option expense of $1.4 million and $6.9 million, respectively, and recorded $0.4 million and $2.2 million, respectively, of related tax benefit. For the three and nine months ended April 30, 2012, the Company recorded pre-tax stock option expense of $1.3 million and $6.4 million, respectively, and recorded $0.4 million and $2.1 million, respectively, of related tax benefit.

          The following table summarizes stock option activity during the nine months ended April 30, 2013:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at July 31, 2012	8,056,327	$20.97
Granted	934,436	33.84
Exercised	(1,314,912)	14.48
Canceled	(78,726)	34.07
Outstanding at April 30, 2013	7,597,125	23.54

          The total intrinsic value of options exercised during the nine months ended April 30, 2013 and 2012 was $27.5 million and $27.6 million, respectively.

          The following table summarizes information concerning outstanding and exercisable options as of April 30, 2013:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 to $15.89	1,402,473	1.37	$15.27	1,402,473	$15.27
$15.90 to $20.89	1,955,461	4.04	17.44	1,955,461	17.44
$20.90 to $25.89	1,391,656	5.99	21.78	1,391,656	21.78
$25.90 to $30.89	918,849	7.61	29.15	608,544	29.16
$30.90 and above	1,928,686	8.73	34.33	429,773	34.80
	7,597,125	5.53	23.54	5,787,907	20.48

          At April 30, 2013, the aggregate intrinsic value of options outstanding and exercisable was $97.6 million and $92.0 million, respectively.

          As of April 30, 2013, there was $8.9 million of total unrecognized compensation expense related to non-vested stock options granted under the 2010 Master Stock Incentive Plan. This unvested expense is expected to be recognized during the remainder of Fiscal Years 2013, 2014, 2015, and 2016.

Note E – Net Earnings Per Share

          The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods. For the three and nine months ended April 30, 2013, there were 29,800 options and 80,486 options excluded from the diluted net earnings per share calculation, respectively. For the three and nine months ended April 30, 2012, there were 11,606 options and 1,061,741 options excluded from the diluted net earnings per share calculation, respectively.

          The following table presents information necessary to calculate basic and diluted net earnings per common share (thousands, except per share amounts):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Weighted average shares - basic	148,137	150,537	148,405	150,385
Common share equivalents	2,097	2,670	2,186	2,682
Weighted average shares - diluted	150,234	153,207	150,591	153,067
Net earnings for basic and diluted earnings
per share computation	$69,842	$70,946	$174,768	$193,320
Net earnings per share - basic	$0.47	$0.47	$1.18	$1.29
Net earnings per share - diluted	$0.46	$0.46	$1.16	$1.26

Note F – Shareholders’ Equity

          Total accumulated other comprehensive income (loss) and its components at April 30, 2013 and July 31, 2012 are as follows (thousands of dollars):

	April 30, 2013	July 31, 2012
Foreign currency translation adjustment	$62,377	$32,976
Net loss on cash flow hedging derivatives, net of deferred taxes	(148)	(292)
Pension and postretirement liability adjustment, net of deferred taxes	(103,155)	(134,572)
Total accumulated other comprehensive loss	$(40,926)	$(101,888)

          The Company’s Board of Directors authorized the repurchase of 16.0 million shares of common stock on March 26, 2010. During the three months ended April 30, 2013, the Company did not repurchase any shares. During the nine months ended April 30, 2013, the Company repurchased 1,820,442 shares for $61.0 million at an average price of $33.49 per share. As of April 30, 2013, the Company had remaining authorization to repurchase up to 3.7 million shares pursuant to the current authorization.

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

          On May 22, 2013, the Company’s Board of Directors declared a cash dividend in the amount of $0.13 per common share, payable to stockholders of record on June 7, 2013. The dividend will be paid on June 21, 2013.

Note G – Segment Reporting

          The Company has two reportable segments, Engine Products and Industrial Products, that have been identified based on the Company’s internal organization structure, management of operations, and performance evaluation by the Company’s management and Board of Directors. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, interest income, and interest expense. The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report the operating profit and other financial information shown below. Segment detail is summarized as follows (thousands of dollars):

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company
Three Months Ended April 30, 2013:
Net sales	$383,314	$236,057	$—	$619,371
Earnings before income taxes	65,680	37,555	(3,759)	99,476

Three Months Ended April 30, 2012:
Net sales	$407,041	$240,196	$—	$647,237
Earnings before income taxes	62,136	38,792	(938)	99,990

Nine Months Ended April 30, 2013:
Net sales	$1,107,814	$696,540	$—	$1,804,354
Earnings before income taxes	152,129	102,709	(7,835)	247,003
Assets	815,604	539,151	402,853	1,757,608

Nine Months Ended April 30, 2012:
Net sales	$1,171,600	$664,815	$—	$1,836,415
Earnings before income taxes	170,432	103,688	(5,694)	268,426
Assets	879,228	534,686	340,359	1,754,273

          The Industrial Products segment incurred $0.7 million and $1.7 million, respectively, of restructuring expenses during the three and nine months ended April 30, 2013. The Engine Products segment incurred $0.4 million and $1.1 million, respectively, of restructuring expenses during the three and nine months ended April 30, 2013.

          No single Customer represented over 10 percent of the Company’s net sales for the three or nine months ended April 30, 2013 and 2012. As of April 30, 2013 and July 31, 2012, no single Customer represented more than 10 percent of the Company’s outstanding accounts receivable.

Note H – Goodwill and Other Intangible Assets

          Goodwill is tested for impairment annually or whenever events or circumstances make it more likely than not that an impairment may have occurred. The Company’s most recent annual impairment assessment for goodwill was completed during the third quarter of Fiscal 2013. Based on a quantitative analysis, the results of this assessment showed that the fair values of the reporting units to which goodwill is assigned continue to significantly exceed the book values of the respective reporting units, resulting in no goodwill impairment. Following is a reconciliation of goodwill for the nine months ended April 30, 2013 (thousands of dollars):

	Engine Products	Industrial Products	Total Goodwill
Balance as of July 31, 2012	$71,747	$91,202	$162,949
Foreign exchange translation	481	2,081	2,562
Balance as of April 30, 2013	$72,228	$93,283	$165,511

          As of April 30, 2013, other intangible assets were $42.6 million, a $3.6 million decrease from $46.2 million at July 31, 2012. The decrease in other intangible assets is due to amortization of existing assets of $4.1 million, which was slightly offset by a foreign exchange translation increase of $0.5 million. There were no intangible asset additions during the nine months ended April 30, 2013.

Note I – Guarantees

          The Company and Caterpillar Inc. equally own the shares of Advanced Filtration Systems Inc. (AFSI), an unconsolidated joint venture, and guarantee certain debt of the joint venture. As of April 30, 2013, AFSI had $30.8 million of outstanding debt, of which the Company guarantees half. The Company had earnings of $0.7 million and $0.6 million, respectively, from this equity method investment during the three months ended April 30, 2013 and 2012. For the nine months ended April 30, 2013 and 2012, the Company recorded earnings of $1.4 million from this equity method investment. During the three and nine months ended April 30, 2013 and 2012, the Company also recorded royalty income of $1.4 million and $4.4 million, respectively, and $1.4 million and $4.6 million, respectively, related to AFSI.

          As of April 30, 2013, the Company had a contingent liability for standby letters of credit totaling $13.2 million that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of insurance contract terms as detailed in each letter of credit. At April 30, 2013, there were no amounts drawn upon these letters of credit.

Note J – Warranty

          The Company estimates warranty expense using quantitative measures based on historical warranty claim experience and evaluation of specific Customer warranty issues. Following is a reconciliation of warranty reserves for the nine months ended April 30, 2013 and 2012 (thousands of dollars):

	April 30,
	2013	2012
Beginning balance	$10,905	$19,720
Accruals for warranties issued during the reporting period	5,479	4,188
Accruals related to pre-existing warranties (including changes in estimates)	(105)	(1,416)
Less settlements made during the period	(3,538)	(7,841)
Ending balance	$12,741	$14,651

          There were no significant specific warranty matters accrued for in the periods ended April 30, 2013 or 2012. The Company’s warranty matters are not expected to have a material impact on its results of operations, liquidity, or financial position.

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

          Net periodic pension costs for the Company’s pension plans include the following components (thousands of dollars):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Net periodic cost:
Service cost	$4,866	$3,870	$14,607	$11,630
Interest cost	4,222	4,866	12,733	14,607
Expected return on assets	(7,008)	(7,057)	(21,100)	(21,115)
Prior service cost amortization	162	181	482	547
Actuarial loss amortization	2,563	1,393	7,712	4,274
Net periodic benefit cost	$4,805	$3,253	$14,434	$9,943

          The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. The Company may elect to make additional contributions up to the maximum tax deductible contribution. For the nine months ended April 30, 2013, the Company made contributions of $5.5 million to its non-U.S. pension plans and $0.4 million to its U.S. pension plans. The minimum funding requirement for the Company’s U.S. plans for Fiscal 2013 is $8.1 million. Per the Pension Protection Act of 2006, this obligation can be met with existing credit balances that resulted from payments above the minimum obligation in prior years. The Company is still considering whether an additional cash contribution will be made to its U.S. plans. The Company currently estimates that it will contribute an additional $1.6 million to its non-U.S. pension plans during the remainder of Fiscal 2013.

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

          The Company enters into forward exchange contracts of generally less than one year to hedge forecasted foreign currency transactions between its subsidiaries and to reduce potential exposure related to fluctuations in foreign exchange rates for existing recognized assets and liabilities. It also utilizes forward exchange contracts for anticipated intercompany and third-party transactions such as purchases, sales, and dividend payments denominated in local currencies. Forward exchange contracts are designated as cash flow hedges as they are designed to hedge the variability of cash flows associated with the underlying existing recognized or anticipated transactions. Changes in the value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) in shareholders’ equity until earnings are affected by the variability of the underlying cash flows. At that time, the applicable amount of gain or loss from the derivative instrument that is deferred in shareholders’ equity is reclassified to earnings. Effectiveness is measured using spot rates to value both the hedge contract and the hedged item. The excluded forward points, as well as any ineffective portions of hedges, are recorded in earnings through the same line as the underlying transaction. During the first nine months of Fiscal 2013, $0.3 million of losses were recorded due to hedge ineffectiveness.

          Unrealized losses are reclassified, as appropriate, when earnings are affected by the variability of the underlying cash flows during the term of the hedges. The Company expects to record $0.2 million of net deferred losses from these forward exchange contracts during the next 12 months.

          The impact on accumulated other comprehensive income (loss) and earnings from foreign exchange contracts that qualified as cash flow hedges for the nine months ended April 30, 2013 and 2012, was as follows (thousands of dollars):

	April 30,
	2013	2012
Net carrying amount at beginning of year	$(373)	$241
Cash flow hedges deferred in other comprehensive income	297	2,131
Cash flow hedges reclassified to income (effective portion)	163	(1,938)
Change in deferred taxes	(269)	(169)
Net carrying amount at April 30	$(182)	$265

Note M – Credit Facilities

          On December 7, 2012, the Company entered into a five-year, multi-currency revolving credit facility with a group of banks under which the Company may borrow up to $250.0 million. The agreement provides that loans may be made under a selection of currencies and rate formulas including Base Rate Loans or LIBOR Rate Loans. The interest rate on each advance is based on certain market interest rates and leverage ratios. Facility fees and other fees on the entire loan commitment are payable over the duration of this facility. As of April 30, 2013, there was $30.0 million of borrowings under this facility. The weighted average interest rate on short-term borrowings outstanding at April 30, 2013, was 1.1 percent. The multi-currency revolving facility contains debt covenants specifically related to maintaining a certain interest coverage ratio, and a certain leverage ratio as well as other covenants that, under certain circumstances, can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, create liens, and sell assets. As of April 30, 2013, the Company was in compliance with all such covenants. The Company expects to remain in compliance with these covenants.

Note N – Fair Values

          At April 30, 2013 and July 31, 2012, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, long-term debt, and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximated carrying values because of the short-term nature of these instruments. As of April 30, 2013, the estimated fair value of long-term debt with fixed interest rates was $132.4 million compared to the carrying value of $116.9 million and the estimated fair value of short-term debt with fixed interest rates was $82.2 million compared to the carrying value of $80.0 million. The fair value is estimated by discounting projected cash flows using the rate that similar amounts of debt could currently be borrowed, which is classified as Level 2 in the fair value hierarchy.

          Derivative contracts are reported at their fair values based on third-party quotes. The fair values of the Company’s financial assets and liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price). The fair values are based on inputs other than quoted prices that are observable for the asset or liability. These inputs include foreign currency exchange rates and interest rates. The financial assets and liabilities are primarily valued using standard calculations and models that use as their basis readily observable market parameters. Industry standard data providers are the primary source for forward and spot rate information for both interest rates and currency rates.

          The following summarizes the Company’s fair value of outstanding derivatives at April 30, 2013 and July 31, 2012 on the balance sheets (thousands of dollars):

	Significant Other Observable Inputs (Level 2)*
	April 30, 2013	July 31, 2012
Asset derivatives recorded under the caption Prepaids and other current assets
Foreign exchange contracts	$834	$526
Liability derivatives recorded under the caption Other current liabilities
Foreign exchange contracts	(898)	(1,424)
Forward exchange contracts - net liability position	$(64)	$(898)

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

          The Company holds equity method investments which are classified in other assets in the condensed consolidated balance sheets. The aggregate carrying amount of these investments was $18.5 million as of April 30, 2013, and $20.1 million as of July 31, 2012. The fair value of the Company’s equity method investments has not been estimated as there have been no identified events or changes in circumstances that would have had an adverse impact on the value of these investments. In the event that these investments were required to be measured, these investments would fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value, as the investments are privately-held entities without quoted market prices.

          Goodwill is assessed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. As there have been no events or circumstances that have had an adverse impact on the value of these assets, the Company has not been required to record an impairment and therefore these assets are not recorded at fair value. In the event that an impairment was recognized, the fair value would be classified within Level 3 of the fair value hierarchy. Refer to Note H for further discussion of the annual goodwill impairment analysis and carrying values of goodwill and other intangible assets.

          The Company assesses the impairment of intangible assets and property, plant, and equipment whenever events or changes in circumstances indicate that the carrying amount of intangible assets and property, plant, and equipment assets may not be recoverable. There were no impairment charges recorded in the nine months ended April 30, 2013. Refer to Note H for further discussion of the carrying values of intangible assets.

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

Note P – Income Taxes

          The effective tax rate for the three and nine months ended April 30, 2013, was 29.8 percent and 29.2 percent, respectively. The effective tax rate for the three and nine months ended April 30, 2012, was 29.0 percent and 28.0 percent, respectively. The increase in our effective tax rate for the three months ended April 30, 2013, was primarily due to a statute of limitations expiration in the prior year’s three month period which resulted in recognition of income of $1.8 million. The increase in our effective tax rate for the nine months ended April 30, 2013, was primarily due to favorable settlements of tax audits of $4.3 million in the prior year’s nine month period. The unfavorable impact of these items was partially offset in the current year by the retroactive reinstatement of the Research and Experimentation Credit in the United States.

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

          At April 30, 2013, the total unrecognized tax benefits were $19.4 million, and accrued interest and penalties on these unrecognized tax benefits were $1.2 million. The Company recognizes accrued interest related to unrecognized tax benefits in income tax expense. If the Company were to prevail on all unrecognized tax benefits recorded, substantially all of the unrecognized tax benefits would benefit the effective tax rate. With an average statute of limitations of about 5 years, up to $1.1 million of the unrecognized tax benefits could potentially expire in the next 12 month period unless extended by an audit. It is possible that quicker than expected settlement of either current or future audits and disputes would cause additional reversals of previously recorded reserves in the next 12 month period. Currently, the Company has approximately $0.2 million of unrecognized tax benefits that are in formal dispute with various taxing authorities related to transfer pricing and deductibility of expenses. Quantification of an estimated range and timing of future audit settlements cannot be made at this time.

Note Q – Restructuring

          The Company commenced certain headcount restructuring actions, particularly in Asia, during Fiscal 2013 in response to declining Customer demand and recorded employee severance costs for approximately 500 employees. The Company is continuing to assess the need for future restructuring activity based upon end market demand.

          Restructuring expense detail is summarized as follows (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Cost of sales	$625	$—	$1,330	$—
Operating expenses	469	—	1,466	—
Total restructuring expenses	$1,094	$—	$2,796	$—

Note R – New Accounting Standards

          In February 2013, the Financial Accounting Standards Board (FASB) updated the disclosure requirements for accumulated other comprehensive income. The updated guidance requires companies to disclose amounts reclassified out of accumulated other comprehensive income by component. The updated guidance does not affect how net income or other comprehensive income are calculated or presented. The updated guidance is effective for the Company beginning in the first quarter of fiscal year 2014. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

          In February 2013, the FASB issued guidance related to obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This guidance is effective for the Company beginning the first quarter of Fiscal 2015. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

          The Company has two reportable segments: Engine Products and Industrial Products. Products in the Engine Products segment consist of air filtration systems, exhaust and emissions systems, liquid filtration systems, and replacement filters. The Engine Products segment sells to original equipment manufacturers (OEMs) in the construction, mining, agriculture, aerospace, defense, and truck markets, and to OEM dealer networks, independent distributors, private label accounts, and large equipment fleets. Products in the Industrial Products segment consist of dust, fume and mist collectors, compressed air purification systems, air filtration systems for gas turbines, PTFE membrane-based products, and specialized air filtration systems for applications including computer hard disk drives. The Industrial Products segment sells to various industrial end-users, OEMs of gas-fired turbines, and OEMs and end-users requiring clean air.

          The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report.

Overview

          The Company reported diluted net earnings per share of $0.46 for both third quarters of Fiscal 2013 and Fiscal 2012. Net earnings for the current quarter were $69.8 million compared to $70.9 million in the third quarter of the prior year. The Company reported sales in the third quarter of Fiscal 2013 of $619.4 million, a decrease of 4.3 percent from $647.2 million in the third quarter of the prior year. The impact of foreign currency translation decreased reported sales by 1.6 percent in the quarter compared to the prior year quarter.

          The Company’s Gas Turbine Products sales increased 34.7 percent due to a number of large projects that were delivered during the quarter. This helped offset declines in the Company’s Engine Products OEM business in parts of the Americas and Asia. Overall, sales in the Company’s Engine Products’ segment decreased 5.8 percent, as many of the Company’s OEM Customers continue to reduce their equipment production schedules in response to their weaker end market demand.

          Despite the sales decrease, operating margin increased to 15.9 percent compared to 15.2 percent in the prior year quarter. The increase in operating margin was driven by the Company’s continued cost containment actions, which helped align manufacturing and operating expenses with current and expected sales, savings resulting from the Company’s ongoing Continuous Improvement initiatives, and from lower incentive compensation.

          The Company incurred $1.1 million of pre-tax restructuring charges for the quarter ended April 30, 2013, and year-to-date has incurred total restructuring costs of $2.8 million. The Company commenced certain headcount restructuring actions, particularly in Asia, during Fiscal 2013 in response to declining Customer demand and recorded employee severance costs for approximately 500 employees. The Company is continuing to assess the need for future restructuring activity based upon end market demand.

Results of Operations

          The Company’s overall sales declined compared to the third quarter of the prior year as the global economic environment remained challenging. Sales in the Americas decreased $19.5 million or 6.2 percent compared to the third quarter of the prior year. Sales decreased in Asia by $13.4 million or 9.1 percent, which was partially offset by a sales increase in Europe of $4.1 million or 2.4 percent. For the nine month period ended April 30, 2013, sales in the Americas decreased $35.2 million or 4.0 percent from the prior year and by $2.1 million or 0.5 percent in Asia. These sales decreases were partially offset by a sales increase in Europe of $4.4 million or 0.9 percent from the prior year.

          The impact of foreign currency translation during the third quarter of Fiscal 2013 decreased net sales by $10.0 million, or 1.6 percent, from the prior year third quarter. The impact of foreign currency translation on the year-to-date results as of the end of the third quarter of Fiscal 2013 decreased net sales by $28.6 million, or 1.6 percent. Worldwide sales for the third quarter of Fiscal 2013, excluding the impact of foreign currency translation, decreased 2.8 percent from the third quarter of the prior year and 0.2 percent year-to-date over the prior year. The impact of foreign currency translation decreased net earnings by $0.7 million, or 1.0 percent and by $1.9 million, or 1.0 percent for the three and nine months ended April 30, 2013, respectively.

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

          Following is a reconciliation to the most comparable U.S. GAAP financial measure of these non-U.S. GAAP financial measures (millions of dollars):

	Three Month Period		Nine Month Period
	Net Sales	Percent Change in Net Sales	Net Sales	Percent Change in Net Sales
Prior year period	$594.6	NA	$1,668.6	NA
Net sales change, excluding foreign currency translation impact	64.2	10.8%	170.2	10.2%
Foreign currency translation impact	(11.6)	(2.0)%	(2.4)	(0.1)%
Period ended April 30, 2012	$647.2	8.8%	$1,836.4	10.1%

Net sales change, excluding foreign currency translation impact	(17.8)	(2.7)%	(3.4)	(0.1)%
Foreign currency translation impact	(10.0)	(1.6)%	(28.6)	(1.6)%
Period ended April 30, 2013	$619.4	(4.3)%	$1,804.4	(1.7)%

	Three Month Period		Nine Month Period
	Net Earnings	Percent Change in Net Earnings	Net Earnings	Percent Change in Net Earnings
Prior year period	$61.8	NA	$159.5	NA
Net earnings change, excluding foreign currency translation impact	10.0	16.3%	34.0	21.3%
Foreign currency translation impact	(0.9)	(1.5)%	(0.2)	(0.1)%
Period ended April 30, 2012	$70.9	14.8%	$193.3	21.2%

Net earnings change, excluding foreign currency translation impact	(0.4)	(0.6)%	(16.6)	(8.6)%
Foreign currency translation impact	(0.7)	(1.0)%	(1.9)	(1.0)%
Period ended April 30, 2013	$69.8	(1.6)%	$174.8	(9.6)%

          Gross margin was 35.8 percent for the third quarter of 2013 and 34.3 percent year-to-date, compared to the prior year margins of 35.3 percent and 35.1 percent, respectively. The increase in the gross margin for the three months ended April 30, 2013, was primarily attributable to approximately 100 basis points of benefit from the Company’s Continuous Improvement initiatives and a higher percentage of sales coming from replacement filters. Slightly offsetting these positive drivers of gross margin was a decrease due to the mix impact of large Gas Turbine project shipments and some impact from lower absorption of fixed costs due to the lower production volumes in the Company’s plants. Gross margin also included restructuring expenses of $0.6 million in the quarter and $1.3 million year-to-date.

          Purchased raw materials generally represent approximately 60 to 65 percent of the Company’s cost of sales. Of that amount, steel, including fabricated parts, represents approximately 25 percent. Filter media represents approximately 15 to 20 percent and the remainder is primarily made up of petroleum-based products and other components. The cost the Company paid for steel during the nine months ended April 30, 2013, varied by grade, but in aggregate it decreased slightly compared to the prior year quarter in the U.S. and was comparable to the prior year at our other locations. The Company’s cost of filter media also varies by type but was down slightly compared to the third quarter of Fiscal 2012 and the cost of petroleum-based products in the U.S. was generally flat over the prior year quarter. Currently, the market prices for steel are expected to be flat to slightly down in the U.S. and filter media is expected to slightly increase over the near term. Some upward pressure is expected on petroleum-based products. The Company enters into selective supply arrangements with certain of our steel suppliers that allow us to reduce volatility in the Company’s costs. The Company currently has steel purchase arrangements in the U.S. with three to four month durations for approximately 70 percent of our requirements. The Company believes these arrangements will help keep steel prices fairly stable at current levels through July 2013. The Company does strive to recover or offset all material cost increases through a combination of selective price increases to its Customers and the Company’s Continuous Improvement initiatives, which include material substitutions, process improvements, and product redesigns.

          Operating expenses were $122.9 million for the quarter, down 5.3 percent from $129.8 million in the prior year period. As a percent of sales, operating expenses for the third quarter were 19.8 percent of sales, down from 20.1 percent of sales during the prior year quarter. Operating expenses year-to-date were $375.5 million, or 20.8 percent of sales, compared to $380.4 million, or 20.7 percent of sales, in the prior year. Restructuring expenses included in operating expenses were $0.5 million for the third quarter and $1.5 million year-to-date. The Company’s ongoing discretionary cost containment actions and lower incentive compensation reduced operating expenses as a percent of sales by 120 basis points. These decreases helped offset the 90 basis points increase resulting from restructuring expenses, higher pension expenses, slightly higher insurance costs, and the incremental expenses related to its strategic business systems projects, including its design and implementation of a single, global ERP system.

          Other income for the third quarter of Fiscal 2013 totaled $3.6 million compared to $4.3 million in the third quarter of the prior year. The decrease for the third quarter was driven by a decrease in interest income of $0.8 million, and a decrease of $0.6 million in royalty income. Year-to-date other income totaled $12.0 million compared to $13.8 million reported in the prior year. The decrease was driven by a $2.1 million decrease in foreign exchange gains, a $1.0 million decrease in interest income, a $0.9 million decrease in royalty income, a $0.2 million decrease in income from unconsolidated affiliates which was offset by an insurance recovery and other miscellaneous income of $0.4 million.

          The effective tax rate for the three and nine months ended April 30, 2013, was 29.8 percent and 29.2 percent, respectively. The effective tax rate for the three and nine months ended April 30, 2012, was 29.0 percent and 28.0 percent, respectively. The increase in our effective tax rate for the three months ended April 30, 2013, was primarily from a statute of limitations expiration in the prior year’s three month period which resulted in recognition of income of $1.8 million. The increase in our effective tax rate for the nine months ended April 30, 2013, was primarily due to favorable settlements of tax audits of $4.3 million in the prior year’s nine month period. The unfavorable impact of these items was partially offset in the current year by the retroactive reinstatement of the Research and Experimentation Credit in the United States.

Operations by Segment

          Following is financial information for the Company’s Engine and Industrial Products segments. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments and interest income and expense. Segment detail is summarized as follows (thousands of dollars):

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company
Three Months Ended April 30, 2013:
Net sales	$383,314	$236,057	$—	$619,371
Earnings before income taxes	65,680	37,555	(3,759)	99,476

Three Months Ended April 30, 2012:
Net sales	$407,041	$240,196	$—	$647,237
Earnings before income taxes	62,136	38,792	(938)	99,990

Nine Months Ended April 30, 2013:
Net sales	$1,107,814	$696,540	$—	$1,804,354
Earnings before income taxes	152,129	102,709	(7,835)	247,003
Assets	815,604	539,151	402,853	1,757,608

Nine Months Ended April 30, 2012:
Net sales	$1,171,600	$664,815	$—	$1,836,415
Earnings before income taxes	170,432	103,688	(5,694)	268,426
Assets	879,228	534,686	340,359	1,754,273

          Following are net sales by product within the Engine and Industrial Products segments (thousands of dollars):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Engine Products segment:
Off-Road Products	$93,797	$100,307	$268,056	$281,450
On-Road Products	30,288	42,133	96,207	124,134
Aftermarket Products*	228,452	231,298	658,710	672,265
Retrofit Emissions Products	3,295	4,038	9,554	13,326
Aerospace and Defense Products	27,482	29,265	75,287	80,425
Total Engine Products segment	383,314	407,041	1,107,814	1,171,600

Industrial Products segment:
Industrial Filtration Solutions Products	125,447	136,082	386,475	401,522
Gas Turbine Products	68,733	51,036	182,295	123,628
Special Applications Products	41,877	53,078	127,770	139,665
Total Industrial Products segment	236,057	240,196	696,540	664,815
Total Company	$619,371	$647,237	$1,804,354	$1,836,415

          * Includes replacement part sales to the Company’s OEM Engine Products Customers.

Engine Products Segment For the third quarter of Fiscal 2013, worldwide Engine Products sales were $383.3 million, a decrease of 5.8 percent from $407.0 million in the third quarter of the prior year. Sales in the Americas decreased by 7.6 percent compared to the same period in the prior year and sales decreased by 12.7 percent in Asia, partially offset by an increase in Europe of 2.6 percent. The impact of foreign currency translation during the third quarter of Fiscal 2013 decreased sales by $7.6 million, or 1.9 percent. Except for the agricultural equipment markets, where conditions for large farm equipment remained strong, the Company’s other Engine OEM end-markets, particularly mining and construction, remained weak. Many of the Company’s OEM Customers experienced decreased production levels reflecting a drop-off in their end user demand along with a reduction of their finished equipment inventory levels. The Company saw better conditions in Aftermarket Products in the Americas and Europe, offset by declines in Asia. For the three months ended April 30, 2013, earnings before income taxes as a percentage of sales of 17.1 percent increased from 15.3 percent in the prior year period. The percentage earnings increase for the three months ended April 30, 2013 was primarily due to decreased expenses from cost containment actions undertaken during the quarter. Year-to-date, worldwide Engine Products sales were $1,107.8 million, a decrease of 5.4 percent from $1,171.6 million in the prior year. Engine Products sales decreased 10.9 percent in Asia, 3.7 percent in Europe, and 4.5 percent in the Americas from the prior year on a year-to-date basis. The impact of foreign currency translation on the year-to-date results as of the end of the third quarter of Fiscal 2013 decreased sales by $20.2 million, or 1.7 percent. Year-to-date earnings before income taxes as a percentage of Engine Products segment sales of 13.7 percent decreased from 14.5 percent in the prior year. The percentage earnings decrease for the nine months ended April 30, 2013 was driven by lower fixed cost absorption as a result of lower production volumes, increased incremental expenses related to the Company’s strategic business systems projects, and higher pension and insurance costs, partially offset by benefits from the Company’s ongoing Continuous Improvement initiatives. For the three and nine months ended April 30, 2013, the Engine Products segment incurred $0.4 million and $1.1 million, respectively, in restructuring charges.

          Worldwide sales of Off-Road Products in the current quarter were $93.8 million, a decrease of 6.5 percent from $100.3 million in the third quarter of the prior year. Off-Road Products sales decreased 16.5 percent in the Americas and 14.0 percent in Asia, which was partially offset by a sales increase of 5.7 percent in Europe, compared to the third quarter of the prior year. Year-to-date worldwide Off-Road Products sales totaled $268.1 million, a decrease of 4.8 percent from $281.5 million in the prior year. Year-to-date sales of Off-Road Products decreased 5.0 percent in the Americas and 18.4 percent in Asia, while sales were relatively flat in Europe over the prior year. For the three and nine months ended April 30, 2013, the sales decreases were driven by a decline in the mining equipment markets and continued weak demand in the construction market, which were partially offset by strength in the agriculture market.

          Worldwide sales of On-Road Products in the current quarter were $30.3 million, a decrease of 28.1 percent from $42.1 million in the third quarter of the prior year. Sales decreased 38.2 percent in the Americas, 27.2 percent in Asia, and were relatively flat in Europe. Year-to-date worldwide On-Road Products sales totaled $96.2 million, a decrease of 22.5 percent from $124.1 million in the prior year. The year-to-date On-Road Products sales decrease was driven by a 32.2 percent decrease in the Americas, a 20.1 percent decrease in Asia, and an 8.4 percent sales decrease in Europe from the prior year. For the three and nine months ended April 30, 2013, the sales decreases were a result of a decrease in global truck build rates. According to published industry data, North American Class 8 truck build rates decreased 21.4 percent for the nine months ended April 30, 2013 compared to the prior year.

          Worldwide sales of Aftermarket Products in the current quarter were $228.5 million, a decrease of 1.2 percent from $231.3 million in the third quarter of the prior year. Sales decreases were driven by a 7.7 percent decrease in Asia, which was partially offset by a 2.6 percent increase in the Americas, while sales remained relatively flat in Europe. Year-to-date worldwide Aftermarket Products sales totaled $658.7 million, a decrease of 2.0 percent from $672.3 million in the prior year. Year-to-date Aftermarket Products sales decreased 5.8 percent in Europe and 3.2 percent in Asia, partially offset by a sales increase of 3.1 percent in the Americas. For the three and nine months ended April 30, 2013, sales decreases were primarily driven by lower utilization rates of equipment across the off-road equipment markets.

          Sales of Retrofit Emissions Products in the third quarter were $3.3 million, a decrease of 18.4 percent from $4.0 million in the third quarter of the prior year. The Company’s Retrofit Emissions Products sales are solely in the U.S. Year-to-date Retrofit Emissions Products sales were $9.6 million, a decrease of 28.3 percent compared to $13.3 million in the prior year. The sales of these products are highly dependent on government regulations. Sales were impacted by a lack of government funding availability and government verification of new products during the three and nine months ended April 30, 2013.

          Worldwide sales of Aerospace and Defense Products were $27.5 million, a decrease of 6.1 percent from $29.3 million in the third quarter of the prior year. Sales of Aerospace and Defense Products were relatively flat over the prior year in Europe and Asia, while sales in the Americas decreased 8.1 percent over the prior year. Year-to-date, worldwide Aerospace and Defense Products sales totaled $75.3 million, a decrease of 6.4 percent from $80.4 million in the prior year, primarily due to a continued slowdown in U.S. military spending.

Industrial Products Segment For the current quarter, worldwide sales in the Industrial Products segment were $236.1 million, a decrease of 1.7 percent from $240.2 million in the third quarter of the prior year. Current quarter Industrial Products sales decreases of 5.3 percent in Asia and 2.8 percent in the Americas were partially offset by a 2.1 percent sales increase in Europe. The impact of foreign currency translation during the third quarter decreased sales $2.5 million, or 1.0 percent. The sales decrease over the prior year quarter is primarily due to sales declines of 21.1 percent in Special Application Products and a decrease of 7.8 percent in Industrial Filtration Solutions Products sales, mostly offset by 34.7 percent sales growth in the Gas Turbine Products business. Year-to-date worldwide net sales were $696.5 million, up 4.8 percent from $664.8 million in the prior year. Industrial Products sales increased 11.2 percent in Asia and 6.9 percent in Europe while sales decreased 2.6 percent in the Americas from the prior year. The impact of foreign currency translation on the year-to-date results decreased sales by $8.4 million, or 1.3 percent. Earnings before income taxes as a percentage of sales for the current quarter of 15.9 percent decreased from 16.2 percent in the prior year period. Year-to-date earnings before income taxes as a percentage of Industrial Products segment sales of 14.7 percent decreased from 15.6 percent in the prior year. The decrease in earnings as a percentage of sales over the prior year for the three and nine months ended April 30, 2013, was driven by a shift in product mix to large Gas Turbine projects, increased incremental expenses related to the Company’s strategic business systems projects and higher pension and insurance costs, partially offset by benefits from the Company’s ongoing Continuous Improvement initiatives. The Industrial Products segment incurred $0.7 million and $1.7 million, respectively, in restructuring charges for the three and nine months ended April 30, 2013.

          Worldwide sales of Industrial Filtration Solutions Products in the current quarter were $125.4 million, a decrease of 7.8 percent from $136.1 million in the prior year. Sales decreased 18.8 percent, 9.5 percent, and 1.7 percent in Asia, Europe, and the Americas, respectively, compared to the prior year period. Year-to-date worldwide sales of Industrial Filtration Solutions were $386.5 million, down 3.7 percent from $401.5 million in the prior year. Industrial Filtration Solutions sales decreased 12.3 percent and 7.5 percent in Asia and Europe, respectively, from the prior year on a year-to-date basis, partially offset by a sales increase in the Americas of 3.7 percent. Overall, for the three and nine months ended April 30, 2013, the Company experienced stable market conditions in the Americas, partially offset by the continued weak economic conditions in Asia and a decline in European market conditions. Sales were also negatively impacted by foreign currency translation.

          Worldwide sales of the Company’s Gas Turbine Products in the third quarter were $68.7 million, an increase of 34.7 percent compared to sales of $51.0 million in the prior year quarter. Gas Turbine Products sales are typically large systems and, as a result, the Company’s shipments and revenues fluctuate from period to period. Year-to-date worldwide Gas Turbine Products sales were $182.3 million, an increase of 47.5 percent from $123.6 million in the prior year. Sales of Gas Turbine Products were strong due to high demand for the large systems used in power generation. The Company also experienced moderate growth for its smaller systems used in oil and gas applications and for replacement filters.

          Worldwide sales of Special Application Products were $41.9 million in the current quarter, a decrease of 21.1 percent from $53.1 million in the prior year quarter primarily driven by a 28.8 percent decrease in Asia. Year-to-date worldwide Special Application Products sales were $127.8 million, a decrease of 8.5 percent from $139.7 million in the prior year due to sales decreases in Asia and Europe of 10.1 percent and 14.0 percent, respectively. For the three and nine months ended April 30, 2013, the sales decreases were primarily due to a global decline in computer sales which resulted in lower demand for the Company’s hard disk drive filters. In addition, weakness in industrial end markets resulted in lower sales of the Company’s membrane products, particularly in Asia.

Liquidity and Capital Resources

          During the current fiscal year, $217.4 million of cash was generated from operating activities compared with $182.4 million in the first nine months of the prior year. The $35 million increase in cash provided by operating activities as compared to the prior year is driven by lower accounts receivable and inventory levels versus the prior year, partially offset by a decrease in accounts payable due to a reduction in purchasing activity.

          The Company’s inventory balance was $240.5 million as of April 30, 2013, compared to $256.1 million as of July 31, 2012. The Company’s accounts receivable balance was $437.4 million as of April 30, 2013, compared to $438.8 million as of July 31, 2012.

          In the first nine months of Fiscal 2013, operating cash flows and cash on hand were used to make $69.4 million in capital investments, to make $66.5 million of short-term debt repayments, to repurchase 1,820,442 shares of the Company’s common stock for $61.0 million, and to pay $41.2 million in dividends. For additional information regarding share repurchases see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

          At the end of the third quarter, the Company held $264.0 million in cash and cash equivalents, up from $225.8 million at July 31, 2012. Short-term investments were $65.7 million compared to $92.4 million at July 31, 2012. Short-term borrowings totaled $30.0 million, down from $95.1 million at July 31, 2012. Current maturities of long-term debt were $82.0 million at quarter end, up from $2.3 million at July 31, 2012. Long-term debt was $119.1 million at April 30, 2013, which decreased from $203.5 million at July 31, 2012. Long-term debt represented 9.9 percent of total long-term capital, defined as long-term debt plus total shareholders’ equity, compared to 18.3 percent at July 31, 2012.

          As of April 30, 2013, 98 percent of the Company’s cash and cash equivalents and short-term investments are held by its foreign subsidiaries, as over half of the Company’s earnings occur outside the U.S. Most of these funds are considered permanently reinvested outside the U.S., and will only be repatriated when it is tax effective to do so, as the cash generated from U.S. operations is sufficient for the U.S cash needs. If additional cash were required for the Company’s operations in the U.S., it may be subject to additional U.S. taxes if funds were repatriated from certain foreign subsidiaries.

          The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. The Company may elect to make additional contributions up to the maximum tax deductible contribution. For the nine months ended April 30, 2013, the Company made contributions of $5.5 million to its non-U.S. pension plans and $0.4 million to its U.S. pension plans. The minimum funding requirement for the Company’s U.S. plans for Fiscal 2013 is $8.1 million. Per the Pension Protection Act of 2006, this obligation can be met with existing credit balances that resulted from payments above the minimum obligation in prior years. The Company is still considering whether it will make an additional cash contribution to its U.S. plans. The Company currently estimates that it will contribute an additional $1.6 million to its non-U.S. pension plans during the remainder of Fiscal 2013.

          The following table summarizes the Company’s contractual obligations as of April 30, 2013 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$196,936	$80,000	$16,936	$100,000	$—
Capital lease obligations	1,607	802	716	89	—
Interest on long-term debt obligations	31,042	11,134	11,003	8,905	—
Operating lease obligations	28,820	11,232	13,865	3,485	238
Purchase obligations (1)	196,551	187,493	8,774	283	1
Pension and deferred compensation (2)	89,790	21,711	9,805	9,628	48,646
Total (3)	$544,746	$312,372	$61,099	$122,390	$48,885

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

(3) In addition to the above contractual obligations, the Company may be obligated for additional cash outflows of $20.6 million of potential tax obligations, including accrued interest and penalties. The payment and timing of any such payments is affected by the ultimate resolution of the tax years that are under audit or remain subject to examination by the relevant taxing authorities. Therefore, quantification of an estimated range and timing of future payments cannot be made at this time.

          At April 30, 2013, the Company had a contingent liability for standby letters of credit totaling $13.2 million that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of insurance contract terms as detailed in each letter of credit. At April 30, 2013, there were no amounts drawn upon these letters of credit.

          The Company has approximately $465.1 million of unused lines of credit as of April 30, 2013. On December 7, 2012, the Company entered into a five-year, multi-currency revolving credit facility with a group of banks under which the Company may borrow up to $250.0 million. As of April 30, 2013, there were $30.0 million of borrowings under this facility. The weighted average interest rate on short-term borrowings outstanding at April 30, 2013, was 1.1 percent. The multi-currency revolving facility contains debt covenants specifically related to maintaining a certain interest coverage ratio, and a certain leverage ratio as well as other covenants that, under certain circumstances, can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, create liens, and sell assets. As of April 30, 2013, the Company was in compliance with all such covenants. The Company expects to remain in compliance with these covenants.

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

          In February 2013, the FASB issued guidance related to obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This guidance is effective for the Company beginning the first quarter of Fiscal 2015. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Critical Accounting Policies

          There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2012.

Outlook

•

The Company is forecasting its total Fiscal 2013 sales to be between $2.40 and $2.45 billion, a 2 to 4 percent decrease from last year’s record $2.5 billion. The Company’s current forecast is based on forecasted rates for the Euro at US$1.31 and 98 Yen to the US$.

•	The Company is forecasting its full year operating margin to be 13.6 to 14.2 percent.

•	The Fiscal 2013 tax rate is projected to be between 29 and 30 percent.

•	The Company is forecasting Fiscal 2013 EPS to be between $1.57 and $1.65.

•	The Company projects that cash generated by operating activities in Fiscal 2013 will be between $260 and $280 million. Capital spending is estimated to be approximately $85 million.

Engine Products Segment – The Company is forecasting full year Engine Product sales to decrease 4 to 6 percent compared to Fiscal 2012, including the impact of foreign currency translation.

•

The Company’s On-Road OEM Customers are planning to build fewer heavy- and medium-duty trucks, although the rate of decline is expected to begin moderating in the Company’s fourth quarter. Demand from Off-Road OEM Customers is anticipated to be mixed: build rates of agriculture equipment are forecasted to remain good, build rates of construction equipment are expected to slowly improve in North America, but remain weak in Europe and China, and build rates of mining equipment are expected to decrease globally.

•

The Company is anticipating slowly improving growth of its Aftermarket Products. Current utilization rates for off-road equipment and on-road heavy truck fleets have begun to stabilize and inventory levels at dealers and distributors are consistent with current end market utilization. The Company also expects to benefit from its continued expansion into emerging economies, from the increasing number of systems installed in the field with its proprietary filters, and from its increasing sales of liquid filtration products.

•

The Company is anticipating a mid-single digit percent decrease in its Aerospace and Defense Products’ sales compared to the prior year as the continued slowdown in military activity is expected to be partially offset by growth from commercial aerospace sales.

Industrial Products Segment – The Company forecasts full year Industrial Product sales to be consistent with the prior year, including the impact of foreign currency translation.

•

The Company is anticipating a mid-single digit decrease in its Industrial Filtration Solutions’ sales as compared to Fiscal 2012, assuming manufacturing activity will continue to increase moderately in the Americas, slowly improve in Asia, and continue to be weak in Europe.

•

The Company anticipates its Gas Turbine Products’ sales will be up 27 to 30 percent for the full year due to the continuing strength in the large turbine power generation and in the oil and gas markets. In addition, while it remains a long-term growth opportunity for the Company, due to the absence of as many large projects and the ongoing weak global economic impact on the demand for new electricity power generation, we expect our Gas Turbine Products’ sales during Fiscal 2014 will be more similar to Fiscal 2012 at $180 million.

•	Special Applications Products’ sales are projected to decrease 8 to 11 percent, with expected weaker market demand for hard disk drive filters and membranes products.

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

(b) Changes in Internal Control over Financial Reporting: There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter ended April 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Repurchases of Equity Securities

          The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended April 30, 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1 - February 28, 2013	—	$—	—	3,737,155
March 1 - March 31, 2013	4,692	$36.79	—	3,737,155
April 1 - April 30, 2013	—	$—	—	3,737,155
Total	4,692	$36.79	—	3,737,155

          (1) On March 26, 2010, the Company announced that the Board of Directors authorized the repurchase of up to 16.0 million shares of common stock. This repurchase authorization, which is effective until terminated by the Board of Directors, replaced the existing authority that was authorized on March 31, 2006. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the quarter ended April 30, 2013. However, the “Total Number of Shares Purchased” column of the table above includes 4,692 previously owned shares tendered by option holders in payment of the exercise price of options during the quarter. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of exercising stock options or payment of equity-based awards.

Item 6.	Exhibits

*3-A – Restated Certificate of Incorporation of Registrant as currently in effect (Filed as Exhibit 3-A to Form 10-Q Report for the Third Quarter ended January 31, 2012)

*3-B – Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Registrant, dated as of March 3, 2006 (Filed as Exhibit 3-B to 2011 Form 10-K Report)

*3-C – Amended and Restated Bylaws of Registrant (as of January 30, 2009) (Filed as Exhibit 3-C to Form 10-Q Report for the Third Quarter ended January 31, 2009)

*4 – **

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

31-B – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 – Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 – The following information from the Donaldson Company, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2013 as filed with the Securities and Exchange Commission, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) The Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

DONALDSON COMPANY, INC.
(Registrant)

Date: June 3, 2013	By:	/s/ William M. Cook
William M. Cook
Chairman, President and
Chief Executive Officer
(duly authorized officer)

Date: June 3, 2013	By:	/s/ James F. Shaw
James F. Shaw
Vice President,
Chief Financial Officer
(principal financial officer)

Date: June 3, 2013	By:	/s/ Melissa A. Osland
Melissa A. Osland
Corporate Controller
(principal accounting officer)