Form 10-K
period 2013-07-31
DONALDSON CO INC
filed 2013-09-27
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended July 31, 2013 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒  No

As of January 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $5,466,451,890 (based on the closing price of $37.61 as reported on the New York Stock Exchange as of that date).

As of August 31, 2013, there were approximately 146,109,145 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for its 2013 annual meeting of stockholders (the “2013 Proxy Statement”) are incorporated by reference in Part III, as specifically set forth in Part III.

DONALDSON COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

General

Donaldson Company, Inc. (Donaldson or the Company) was founded in 1915 and organized in its present corporate form under the laws of the State of Delaware in 1936.

The Company is a worldwide manufacturer of filtration systems and replacement parts. The Company’s product mix includes air and liquid filtration systems and exhaust and emission control products. Products are manufactured at 39 plants around the world and through 3 joint ventures. The Company has two reporting segments: Engine Products and Industrial Products. Products in the Engine Products segment consist of air filtration systems, exhaust and emissions systems, liquid filtration systems, and replacement filters. The Engine Products segment sells to original equipment manufacturers (OEMs) in the construction, mining, agriculture, aerospace, defense, and truck markets and to OEM dealer networks, independent distributors, private label accounts, and large equipment fleets. Products in the Industrial Products segment consist of dust, fume, and mist collectors, compressed air purification systems, air filtration systems for gas turbines, PTFE membrane-based products, and specialized air filtration systems for applications including computer hard disk drives and semi-conductor manufacturing. The Industrial Products segment sells to various industrial dealers, distributors, and end-users, OEMs of gas-fired turbines, and OEMs and end-users requiring clean air.

The table below shows the percentage of total net sales contributed by the principal classes of similar products for each of the last three fiscal years:

	Year Ended July 31,
	2013	2012	2011
Engine Products segment
Off-Road Products	15%	15%	14%
On-Road Products	5%	7%	5%
Aftermarket Products*	37%	36%	38%
Retrofit Emissions Products	1%	1%	1%
Aerospace and Defense Products	4%	4%	5%
*includes replacement part sales to the Company’s OEM Customers
Industrial Products segment
Industrial Filtration Solutions Products	22%	22%	22%
Gas Turbine Products	9%	7%	7%
Special Applications Products	7%	8%	8%

Total net sales contributed by the principal classes of similar products and financial information about segment operations appear in Note L in the Notes to Consolidated Financial Statements on page 53.

The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports, available free of charge through its website at www.donaldson.com, as soon as reasonably practicable after it electronically files such material with (or furnishes such material to) the Securities and Exchange Commission. Also available on the Company’s website are corporate governance documents, including the Company’s code of business conduct and ethics, corporate governance guidelines, Audit Committee charter, Human Resources Committee charter, and Corporate Governance Committee charter. These documents are also available in print, free of charge to any shareholder who requests them. The information contained on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be part of this Form 10-K.

Seasonality

A number of the Company’s end markets are dependent on the construction, agricultural, and power generation industries, which are generally stronger in the second half of the Company’s fiscal year. The first two quarters of the fiscal year also contain the traditional summer and winter holiday periods, which are characterized by more Customer plant closures.

Competition

Principal methods of competition in both the Engine and Industrial Products segments are technology and innovation, price, geographic coverage, service, and product performance. The Company competes in a number of highly competitive filtration markets in both segments. The Company believes it is a market leader within many of its product lines, specifically within its Off-Road Equipment and On-Road Products lines for OEMs and is a significant participant in the aftermarket for replacement filters. The Engine Products segment’s principal competitors include several large global competitors and many regional competitors, especially in the Engine Aftermarket Products business. The Industrial Products segment’s principal competitors vary from country to country and include several large regional and global competitors and a significant number of smaller competitors who compete in a specific geographical region or in a limited number of product applications.

Raw Materials

The principal raw materials that the Company uses are steel, filter media, and petroleum-based products. Purchased raw materials represent approximately 60 to 65 percent of the Company’s cost of goods sold.  Of that amount, steel, including fabricated parts, represents approximately 25 percent. Filter media represents approximately 15 to 20 percent and the remainder is primarily made up of petroleum-based products and other components.  The Company typically has multiple sources of supply for the raw materials essential to its business, but does rely primarily on two media suppliers. The Company is not required to carry significant amounts of raw material inventory to secure supplier allotments. However, the Company does stock finished goods inventory at its regional distribution centers in order to meet anticipated Customer demand. The Company has not experienced significant supply problems in the purchase of its major raw materials.

Patents and Trademarks

The Company owns various patents and trademarks, which it considers in the aggregate to constitute a valuable asset, including patents and trademarks for products sold under the Ultra-Web®, PowerCore®, and Donaldson® trademarks. However, it does not regard the validity of any one patent or trademark as being of material importance.

Major Customers

There were no Customers that accounted for over 10 percent of net sales in Fiscal 2013, 2012, or 2011. There were no Customers that accounted for over 10 percent of gross accounts receivable in Fiscal 2013 and one Customer over 10 percent of gross accounts receivable in Fiscal 2012.

Backlog

At August 31, 2013, the backlog of orders expected to be delivered within 90 days was $351.7 million. This entire backlog is expected to be shipped during Fiscal 2014. The 90-day backlog at August 31, 2012, was $403.7 million. Backlog is one of many indicators of business conditions in the Company’s markets. However, it is not always indicative of future results for a number of reasons, including short lead times in the Company’s replacement parts businesses and the timing of orders in many of the Company’s Engine OEM and Industrial markets.

Research and Development

During Fiscal 2013, the Company spent $62.6 million on research and development activities. Research and development expenses include basic scientific research and the application of scientific advances to the development of new and improved products and their uses. The Company spent $59.6 million and $55.3 million in Fiscal 2012 and Fiscal 2011, respectively, on research and development activities. Substantially all commercial research and development is performed in-house.

Environmental Matters

The Company does not anticipate any material effect on its capital expenditures, earnings, or competitive position during Fiscal 2014 due to compliance with government regulations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

Employees

The Company employed over 12,400 persons in worldwide operations as of August 31, 2013.

Geographic Areas

Financial information about geographic areas appears in Note L of the Notes to Consolidated Financial Statements on page 53.

Item 1A. Risk Factors

There are inherent risks and uncertainties associated with our global operations that involve the manufacturing and sale of products for highly demanding Customer applications throughout the world. These risks and uncertainties could adversely affect our operating performance and financial condition. The following discussion, along with discussions elsewhere in this report, outlines the risks and uncertainties that we believe are the most material to our business at this time. We want to further highlight the risks and uncertainties associated with: world economic factors and conditions, the ongoing global economic uncertainty, the reduced demand for hard disk drive products with the increased use of flash memory, the potential for some Customers to increase their reliance on their own filtration capabilities, currency fluctuations, commodity prices, political factors, our international operations, highly competitive markets, inability to hire and retain key employees, governmental laws and regulations, including the impact of the various economic stimulus and financial reform measures, the implementation of our new information technology systems, failure or breach of information technology and trade secret security, potential global events resulting in market instability, including financial bailouts and defaults of sovereign nations, military and terrorist activities including political unrest in the Middle East, other political changes, health outbreaks, natural disasters, and other factors discussed below. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Operating internationally carries risks which could negatively affect our financial performance.

We have sales and manufacturing operations throughout the world, with the heaviest concentrations in the Americas, Europe, and Asia. Our stability, growth, and profitability are subject to a number of risks of doing business internationally that could harm our business, including:

•	political and military events,
•	legal and regulatory requirements, including import, export, defense regulations, anti-corruption laws, and foreign exchange controls,
•	tariffs and trade barriers,
•	potential difficulties in staffing and managing local operations,
•	credit risk of local Customers and distributors,
•	difficulties in protecting intellectual property,
•	local economic, political, and social conditions, specifically in the Middle East, China, Thailand, and other emerging markets where we do business,
•	potential global health outbreaks, and
•	natural disasters.
3

Due to the international scope of our operations, we are subject to a complex system of import- and export-related laws and regulations. Any alleged or actual violations may subject us to government scrutiny, investigation, and civil and criminal penalties, and may limit our ability to import or export our products or to provide services outside the United States (U.S.).  In addition, the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence foreign government officials for the purpose of obtaining or retaining business, or obtaining an unfair advantage. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws.  Violations of these laws may result in severe criminal or civil sanctions, could disrupt our business, and result in an adverse effect on our reputation, business, and results of operations or financial condition.

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

We may be adversely impacted by changes in technology that could reduce or eliminate the demand for our products. These risks include:

•	breakthroughs in technology which provide a viable alternative to diesel engines
•	reduced demand for disk drive products by flash memory or a similar technology, which would reduce the use of disk drives and therefore eliminate the need for our filtration solutions in disk drives
•	other breakthroughs in filtration technologies that could displace our products

Difficulties with our information technology systems and security could adversely affect our results.

We have many information technology systems that are important to the operation of its businesses, some of which are managed by third parties. These systems are used to process, transmit, and store electronic information, and to manage or support a variety of business processes and activities. We could encounter difficulties in developing new systems, maintaining and upgrading existing systems, and preventing information security breaches. There may be other challenges and risks as we upgrade and standardize our Enterprise Resource Planning (ERP) system on a worldwide basis. Such difficulties could lead to significant additional expenses and/or disruption in business operations that could adversely affect our results. Additionally, information technology security threats are increasing in frequency and sophistication. These threats pose a risk to the security of our systems and networks and the confidentiality, availability, and integrity of our data. Should such an attack succeed, it could lead to the compromising of confidential information, manipulation and destruction of data, defective products, production downtimes, and operations disruptions. The occurrence of any of these events could adversely affect our reputation, and could result in litigation, regulatory action, potential liability, and increased costs and operational consequences of implementing further data protection matters.

Demand for our products relies on economic and industrial conditions worldwide.

Changes in economic or industrial conditions could impact our results of operations or financial condition in any particular period as our business can be sensitive to varying conditions by region across the globe.

While sales to Caterpillar accounted for slightly less than 10 percent of our net sales in Fiscal 2013, 2012, and 2011, an adverse change in Caterpillar’s financial performance or a material reduction in our sales to Caterpillar could negatively impact our operating results.

We participate in highly competitive markets with pricing pressure. If we are not able to compete effectively our margins and results of operations could be adversely affected.

The businesses and product lines in which we participate are very competitive and we risk losing business based on a wide range of factors including technology, price, geographic coverage, product performance, and Customer service. Large Customers continue to seek productivity gains and lower prices from us and their other suppliers. We may lose business or negatively impact our margins if we are unable to deliver the best value to our Customers.

Changes in our product mix impacts our financial performance.

We sell products that have varying profit margins. Our financial performance can be impacted depending on the mix of products we sell during a given period. Our outlook assumes a certain geographic mix of sales as well as a product mix of sales.  If actual results vary from this projected geographic and product mix of sales, our results could be negatively impacted.

Unavailable or higher cost materials could impact our financial performance.

We obtain raw materials including steel, filter media, petroleum-based products, and other components from third-party suppliers and tend to carry limited raw material inventories. An unanticipated delay in delivery by our suppliers could result in the inability to deliver on-time and meet the expectations of our Customers. This could negatively affect our financial performance. An increase in commodity prices could also result in lower operating margins.

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

Costs associated with lawsuits or investigations may have an adverse effect on our results of operations.

We are subject to many laws and regulations in the jurisdictions in which we operate. We routinely incur costs in order to comply with these laws and regulations. We may be adversely impacted by new or changing laws and regulations that affect both our operations and our ability to develop and sell products that meet our Customers’ requirements. We are involved in various product liability, product warranty, intellectual property, environmental claims, and other legal proceedings that arise in and outside of the ordinary course of our business. It is not possible to predict the outcome of investigations and lawsuits, and we could incur judgments, fines, or penalties or enter into settlements of lawsuits and claims that could have an adverse effect on our business, results of operations, and financial condition in any particular period.

Additional tax expense or tax exposure could impact our financial performance.

We are subject to income taxes in various jurisdictions in which we operate. Our tax liabilities are dependent upon the location of earnings among these different jurisdictions.  Our provision for income taxes and cash tax liability could be adversely affected by numerous factors, including income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws and regulations.  We are also subject to the continuous examination of our income tax returns tax authorities.  The results of audit and examination of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on the Company’s provision for income taxes and cash tax liability.

Compliance with environmental and product laws and regulations can be costly.

We are subject to many environmental and product laws and regulations in the jurisdiction we operate. We routinely incur costs in order to comply with these laws and regulations. We may be adversely impacted by new or changing laws and regulations that affect both our operations and our ability to develop and sell products that meet our Customers’ requirements.

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

Americas	Europe / Middle East / Africa
Auburn, Alabama (E)	Kadan, Czech Republic (I)
Riverbank, California (I)*	Klasterec, Czech Republic
Valencia, California (E)*	Domjean, France (E)
Dixon, Illinois	Paris, France (E)*
Frankfort, Indiana	Dulmen, Germany (E)
Cresco, Iowa	Haan, Germany (I)
Grinnell, Iowa (E)	Ostiglia, Italy (E)
Nicholasville, Kentucky	Cape Town, South Africa
Bloomington, Minnesota	Johannesburg, South Africa*
Chesterfield, Missouri (E)*	Hull, United Kingdom
Chillicothe, Missouri (E)	Leicester, United Kingdom (I)
Philadelphia, Pennsylvania (I)
Greeneville, Tennessee	Australia
Baldwin, Wisconsin	Wyong, Australia
Stevens Point, Wisconsin
Sao Paulo, Brazil (E)*	Asia
Brockville, Canada (E)*	Wuxi, China
Aguascalientes, Mexico	New Delhi, India
Monterrey, Mexico (I)	Gunma, Japan
Rayong, Thailand (I)

Joint Venture Facilities	Third-Party Logistics Providers
Champaign, Illinois (E)	Santiago, Chile
Jakarta, Indonesia	Wuxi, China
Dammam, Saudi Arabia (I)	Mumbai, India
Chennai, India
Distribution Centers	Plainfield, Indiana (I)
Wyong, Australia	Gunma, Japan
Brugge, Belgium	Singapore
Sao Paulo, Brazil*	Greeneville, Tennessee (I)
Rensselaer, Indiana
Jakarta, Indonesia
Aguascalientes, Mexico

The Company’s properties are utilized for both the Engine and Industrial Products segments except as indicated with an (E) for Engine or (I) for Industrial. The Company leases certain of its facilities, primarily under long-term leases. The facilities denoted with an asterisk (*) are leased facilities. In Wuxi, China, and Bloomington, Minnesota a portion of the activities are conducted in leased facilities. The Company uses third-party logistics providers for some of its product distribution and neither leases nor owns the facilities. The Company considers its properties to be suitable for their present purposes, well-maintained, and in good operating condition.

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

Name	Age	Positions and Offices Held	First Fiscal Year Appointed as an Executive Officer
Tod E. Carpenter	54	Senior Vice President, Engine Products	2008
William M. Cook	60	Chairman, President and Chief Executive Officer	1994
Sandra N. Joppa	48	Vice President, Human Resources	2006
Norman C. Linnell	54	Vice President, General Counsel and Secretary	1996
Charles J. McMurray	59	Senior Vice President, Chief Administrative Officer	2003
Mary Lynne Perushek	55	Vice President and Chief Information Officer	2007
James F. Shaw	44	Vice President and Chief Financial Officer	2012
Wim Vermeersch	47	Vice President, Europe and Middle East	2012
Jay L. Ward	49	Senior Vice President, Industrial Products	2006
Eugene X. Wu	45	Vice President, Asia Pacific	2012

Mr. Carpenter joined the Company in 1996 and has held various positions, including Gas Turbine Systems General Manager from 2002 to 2004; General Manager, Industrial Filtration Systems (IFS) Sales from 2004 to 2006; General Manager, IFS Americas in 2006; Vice President, Global IFS from 2006 to 2008; and Vice President, Europe and Middle East from 2008 to 2011. In October 2011, Mr. Carpenter was appointed Senior Vice President, Engine Products.

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

Mr. Linnell joined the Company in 1996 as General Counsel and Secretary and was appointed Vice President, General Counsel and Secretary in 2000.

Mr. McMurray joined the Company in 1980 and has held various positions, including Director, Global Information Technology from 2001 to 2003; Vice President, Human Resources from 2004 to 2005; Vice President, Information Technology, Europe, South Africa, and Mexico from 2005 to 2006; and Senior Vice President Industrial Products from 2006 to 2011. In 2011, Mr. McMurray was appointed Senior Vice President and Chief Administrative Officer.

Ms. Perushek was appointed Vice President and Chief Information Officer in November 2006. Prior to that time, Ms. Perushek was Vice President of Global Information Technology at H.B. Fuller Company, a worldwide manufacturer of adhesive products, from 2005 to 2006 and Chief Information Officer for Young America Corporation, a marketing company, from 1999 to 2004.

Mr. Shaw joined the Company in 2004 and has held various positions, including Director, Corporate Compliance/Internal Audit, and Corporate Controller and Principal Accounting Officer from 2004 to 2011. Mr. Shaw was appointed Vice President and Chief Financial Officer effective November 2011. Prior to joining Donaldson, Mr. Shaw held various positions at Deloitte & Touche, LLP and Arthur Andersen, LLP.

Mr. Vermeersch joined the Company in 1992 and has held various positions, including Director, Gas Turbine Systems, Asia Pacific from 2000 to 2005; Manager, Aftermarket and Service IFS, Belgium from 2005 to 2006; Manager, IFS, Belgium from 2006 to 2007; Director, Gas Turbine Systems, Europe, Middle East and North Africa, from 2007 to 2010; and Director, Engine, Europe, Middle East and North Africa from 2010 to 2011. Mr. Vermeersch was appointed Vice President, Europe and Middle East in January 2012.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common shares of the Company are traded on the New York Stock Exchange under the symbol DCI. The amount and frequency of all cash dividends declared on the Company’s common stock for Fiscal 2013 and 2012 appear in Note Q of the Notes to Consolidated Financial Statements on page 56. The Company’s dividend payout ratio target is approximately 30 percent to 40 percent of the average earnings per share of the last three years. This is a change from the previous target of 25 percent to 30 percent of the average earnings per share of the last three years. This guidance is expected to be used for future dividend payouts. As of September 25, 2013, there were 1,862 shareholders of record of common stock.

The low and high sales prices for the Company’s common stock for each full quarterly period during Fiscal 2013 and 2012 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2013	$30.90 - 38.18	$31.83 - 38.30	$34.26 - 38.08	$34.35 - 39.36
Fiscal 2012	$23.19 - 33.33	$30.48 - 36.52	$34.02 - 38.89	$30.51 - 36.82

The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended July 31, 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1 - May 31, 2013	—	$—	—	3,737,155
June 1 - June 30, 2013	1,037,194	$35.69	1,031,318	2,705,837
July 1 - July 31, 2013	152,067	$35.53	135,034	2,570,803
Total	1,189,261	$35.67	1,166,352	2,570,803

_________________

(1)	On March 26, 2010, the Company announced that the Board of Directors authorized the repurchase of up to 16.0 million shares of common stock. This repurchase authorization is effective until terminated by the Board of Directors. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the quarter ended July 31, 2013. However, the “Total Number of Shares Purchased” column of the table above includes 22,909 previously owned shares tendered by option holders in payment of the exercise price of options during the quarter. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of exercising stock options or payment of equity-based awards.

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

	Year Ended July 31,
	2013	2012	2011	2010	2009	2008
Donaldson Company, Inc.	$170.03	$158.25	$127.12	$107.86	$85.39	$100.00
S&P500	148.71	118.97	109.02	91.11	80.04	100.00
S&P Industrial Machinery	179.57	127.98	121.59	100.84	76.83	100.00

Item 6. Selected Financial Data

The following table sets forth selected financial data for each of the fiscal years in the five-year period ended July 31, 2013 (in millions, except per share data):

	Year Ended July 31,
	2013	2012	2011	2010	2009
Net sales	$2,436.9	$2,493.2	$2,294.0	$1,877.1	$1,868.6
Net earnings	247.4	264.3	225.3	166.2	131.9
Diluted earnings per share	1.64	1.73	1.43	1.05	0.83
Total assets	1,743.6	1,730.1	1,726.1	1,499.5	1,334.0
Long-term obligations	102.8	203.5	205.7	256.2	253.7
Cash dividends declared per share	0.450	0.335	0.280	0.240	0.230
Cash dividends paid per share	0.410	0.320	0.268	0.235	0.228
10

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report.

Overview

The Company is a worldwide manufacturer of filtration systems and replacement parts. The Company’s core strengths are leading filtration technology, strong Customer relationships, and its global presence. The Company operates through two reporting segments, Engine Products and Industrial Products, and has a product mix including air and liquid filtration systems and exhaust and emission control products. As a worldwide business, the Company’s results of operations are affected by conditions in the global economic environment. Under most economic conditions, the Company’s market diversification between its OEM and replacement parts Customers, its diesel engine and industrial end markets, and its North American and international end markets has helped to limit the impact of weakness in any one product line, market, or geography on the consolidated results of the Company.

The Company reported sales in Fiscal 2013 of $2,436.9 million, down 2.3 percent from $2,493.2 million in the prior year. The Company’s results were negatively impacted by foreign currency translation, which decreased sales by $32.2 million. Excluding the current year impact of foreign currency translation, worldwide sales decreased 1.0 percent.

Although net sales excluding foreign currency translation is not a measure of financial performance under generally accepted accounting principles in the United States of America (U.S.) (U.S. GAAP), the Company believes it is useful in understanding its financial results and provides a comparable measure for understanding the operating results of the Company between different fiscal periods excluding the impact of foreign currency translation. The following is a reconciliation to the most comparable U.S. GAAP financial measure of this non-GAAP financial measure (in millions):

	Net Sales	Percent Change in Net Sales
Year ended July 31, 2011	$2,294.0	NA
Net sales change, excluding foreign currency translation impact	237.9	10.4%
Foreign currency translation impact	(38.7)	(1.7)%
Year ended July 31, 2012	$2,493.2	8.7%
Net sales change, excluding foreign currency translation impact	(24.1)	(1.0)%
Foreign currency translation impact	(32.2)	(1.3)%
Year ended July 31, 2013	$2,436.9	(2.3)%

The Company also reported net earnings in Fiscal 2013 of $247.4 million, a decrease of 6.4 percent from $264.3 million in the prior year. The Company’s net earnings were negatively impacted by foreign currency translation, which decreased net earnings by $2.1 million. Excluding the current year impact of foreign currency translation, net earnings decreased 5.6 percent.

Although net earnings excluding foreign currency translation is not a measure of financial performance under U.S. GAAP, the Company believes it is useful in understanding its financial results and provides a comparable measure for understanding the operating results of the Company between different fiscal periods excluding the impact of foreign currency translation. The following is a reconciliation to the most comparable U.S. GAAP financial measure of this non-U.S. GAAP financial measure (in millions):

	Net Earnings	Percent Change in Net Earnings
Year ended July 31, 2011	$225.3	NA
Net earnings change, excluding foreign currency translation impact	43.0	19.1%
Foreign currency translation impact	(4.0)	(1.8)%
Year ended July 31, 2012	$264.3	17.3%
Net earnings change, excluding foreign currency translation impact	(14.8)	(5.6)%
Foreign currency translation impact	(2.1)	(0.8)%
Year ended July 31, 2013	$247.4	(6.4)%

The Company reported diluted earnings per share of $1.64, a 5.2 percent decrease from $1.73 in the prior year.

Following are net sales by product within the Company’s Engine and Industrial Products segments and a comparison of earnings before income taxes. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments and interest income and expense. See further discussion of segment information in Note L of the Company’s Notes to Consolidated Financial Statements.

	2013	2012	2011
	(thousands of dollars)
Engine Products segment:
Off-Road Products	$358,834	$376,870	$327,557
On-Road Products	128,446	163,934	127,107
Aftermarket Products*	900,419	907,306	861,393
Retrofit Emissions Products	12,298	15,354	19,555
Aerospace and Defense Products	104,191	106,676	104,883
Total Engine Products segment	1,504,188	1,570,140	1,440,495
Industrial Products segment:
Industrial Filtration Solutions Products	529,751	553,453	507,646
Gas Turbine Products	232,922	180,669	154,726
Special Applications Products	170,087	188,986	191,162
Total Industrial Products segment	932,760	923,108	853,534
Total Company	$2,436,948	$2,493,248	$2,294,029

_________________

* Includes replacement part sales to the Company’s OEM Customers

	Engine	Industrial	Corporate &	Total
	Products	Products	Unallocated	Company
	(thousands of dollars)
2013
Net sales	$1,504,188	$932,760	$—	$2,436,948
Earnings before income taxes	220,892	139,108	(11,819)	348,181
2012
Net sales	$1,570,140	$923,108	$—	$2,493,248
Earnings before income taxes	227,941	149,249	(6,410)	370,780
2011
Net sales	$1,440,495	$853,534	$—	$2,294,029
Earnings before income taxes	211,255	123,871	(22,863)	312,263

Many factors contributed to the Company’s results for each of the Company’s reportable segments for Fiscal 2013, including a weakening in economic conditions in many of the Company’s end markets, partially offset by the Company’s program of Continuous Improvement initiatives and emerging market growth.

In the Engine Products segment, the Company experienced decreased sales in most end-markets. Earnings before income taxes as a percentage of Engine Products segment sales of 14.7 percent increased slightly from 14.5 percent in the prior year. The percentage earnings increase for the twelve months ended July 31, 2013, was driven by benefits from the Company’s ongoing Continuous Improvement initiatives and a higher percentage of sales coming from replacement filters, partially offset by increased incremental expenses related to the Company’s Strategic Business Systems project (which is the Company’s multi-year implementation of a global enterprise resource planning system), higher pension and insurance costs, and lower fixed cost absorption as a result of lower production volumes (primarily in the first half of the year). In addition, the Engine Products segment incurred $1.7 million in restructuring expenses compared to none in the prior year. These expenses related to employee severance costs associated with a reduction in workforce. Off-Road Product sales decreased by 4.8 percent driven by a decline in the mining equipment markets and weakness in the construction equipment markets, which were partially offset by strength in the agriculture equipment markets across the globe. On-Road Products sales decreased by 21.6 percent as a result of reduced truck builds by the Company’s OEM Customers in the U.S., Europe, and Japan. Aftermarket Products sales decreases were driven by lower equipment utilization rates in the mining, construction, and transportation industries.

In the Industrial Products segment, where many product lines are later economic cycle businesses, sales increased primarily due to strong global demand for Gas Turbine Systems products. Earnings before income taxes as a percentage of Industrial Products segment sales of 14.9 percent decreased from 16.2 percent in the prior year. The decline in earnings as a percentage of sales over the prior year was driven by a shift in product mix to large first fit Gas Turbine projects which generally utilize outside subcontractors, less absorption of fixed manufacturing costs in businesses other than Gas Turbine Systems, increased incremental expenses related to the Company’s Strategic Business Systems project, and higher pension and insurance costs, partially offset by benefits from the Company’s ongoing Continuous Improvement initiatives. In addition, the Industrial Products segment incurred $2.3 million in restructuring expenses compared to none in the prior year. These expenses related to employee severance costs associated with a reduction in workforce. Gas Turbine Products sales increased by 28.9 percent due to strong Customer demand for large gas turbine power generation projects as a result of increased global electricity requirements. In Industrial Filtration Solutions Products, sales declined due to reduced capital investment by manufacturers. Sales in Special Applications Products decreased by 10.0 percent due to reduced demand for filtration products serving the electronics industries and weakness in industrial end markets resulting in lower sales of the Company’s membrane products.

Outlook

•	The Company forecasts its total Fiscal 2014 sales to be between $2.45 and $2.55 billion, or an increase of 1 to 5 percent from Fiscal 2013. Foreign currency translation is based on the Company’s forecasted rates for the Euro at US$1.32 and 97 Yen to the US$.
•	The Company’s full year Fiscal 2014 operating margin is forecasted to be 14.1 to 14.9 percent. Included in this forecast is approximately $30 million in expense increases for our Strategic Business Systems project and incentive compensation.
•	The Company’s full year Fiscal 2014 tax rate is projected to be between 28 and 31 percent.
•	The Company forecasts its full year Fiscal 2014 EPS to be between $1.65 and $1.85.
•	The Company projects that cash generated by operating activities will be between $275 and $305 million. Capital spending is estimated to be approximately $90 million. The Company anticipates repurchasing between 2 and 4 percent of its diluted outstanding shares in FY14.
13

Fiscal 2013 Compared to Fiscal 2012

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

Sales for the Engine Products segment were $1,504.2 million, a decrease of 4.2 percent from $1,570.1 million in the prior year with decreases across all businesses. Fiscal 2013 Engine Products sales decreased by 11.3 percent in Asia, 3.6 percent in the Americas, and were flat in Europe compared to Fiscal 2012. The impact of foreign currency decreased total sales by $23.8 million, or 1.6 percent.

Worldwide sales of Off-Road Products were $358.8 million, a decrease of 4.8 percent from $376.9 million in the prior year. Sales declined 18.5 percent in Asia and 7.7 percent in the Americas, partially offset by growth of 3.0 percent in Europe. The sales decreases were driven by a decline in the mining equipment markets as commodity prices moderated and reductions in mining investments kept production of new mining equipment below prior year levels. Reductions in large non-residential construction and non-building infrastructure projects lead to lower demand for larger construction equipment. These decreases were partially offset by strength in the agriculture equipment market globally.

Worldwide sales of On-Road Products were $128.4 million, a decrease of 21.6 percent from $163.9 million in the prior year. Sales decreased 31.4 percent in the Americas, 19.7 percent in Asia, and 6.7 percent in Europe. Sales decreases were a result of a decrease in global truck builds, especially in the U.S, as well as OEM Customer initiatives to reduce inventory. According to published industry data, North American Class 8 truck build rates decreased 19.0 percent and medium-duty truck build rates increased 4.9 percent over the prior year.

Worldwide sales of Aftermarket Products were $900.4 million, a decrease of 0.8 percent from $907.3 million in the prior year. Sales in Asia and Europe decreased 4.4 percent and 1.8 percent, respectively, while sales in the Americas grew 4.1 percent. The overall sales decreases were primarily driven by lower utilization rates of equipment across the on-road and off-road equipment markets along with the negative impacts of foreign currency translation.

Worldwide sales of Retrofit Emissions Products were $12.3 million, a decrease of 19.9 percent from $15.4 million in the prior year. The Company’s Retrofit Emissions Products sales are solely in the U.S. The sales of these products are highly dependent on government regulations. Sales were impacted by a lack of government funding availability and delayed government verification of new products throughout Fiscal 2013.

Worldwide sales of Aerospace and Defense Products were $104.2 million, a decrease of 2.3 percent from $106.7 million in the prior year. Sales of Aerospace and Defense Products were relatively flat over the prior year in Europe, while sales decreased 2.2 percent in the Americas. The sales decrease was due to a continued slowdown in U.S. military spending, which is forecasted to continue in Fiscal 2014.

Industrial Products Segment The Industrial Products segment sells to various industrial distributors, dealers, and end-users, OEMs of gas-fired turbines, and OEMs and end-users requiring clean air. Products include dust, fume, and mist collectors, compressed air purification systems, air filtration systems for gas turbines, PTFE membrane-based products, and specialized air and gas filtration systems for various applications including computer hard disk drives and other electronic equipment.

Sales for the Industrial Products segment were $932.8 million, an increase of 1.0 percent from $923.1 million in the prior year driven by 28.9 percent sales growth in Gas Turbine Products, partially offset by sales decreases in Special Applications Products and Industrial Filtration Solutions Products of 10.0 percent and 4.3 percent, respectively. Fiscal 2013 Industrial Products sales increased by 2.9 percent in Asia, 0.9 percent in the Americas, and were flat in Europe compared to Fiscal 2012. The impact of foreign currency decreased sales by $8.4 million, or 0.9 percent.

Worldwide sales of Industrial Filtration Solutions Products were $529.8 million, a 4.3 percent decrease from $553.5 million in the prior year. Sales decreased 13.5 percent and 6.4 percent in Asia and Europe, respectively, partially offset by a sales increase in the Americas of 3.4 percent, compared to the prior year. Demand for new filtration equipment was weak due to lower capital investment by manufacturers in most of the Company’s major regions. This was partially offset by increased sales of replacement filters for equipment installed previously. Sales were also negatively impacted by foreign currency translation. The externally published durable goods index in the U.S. increased 2.7 percent during Fiscal 2013 as compared to last year.

Worldwide sales of Gas Turbine Products were $232.9 million, an increase of 28.9 percent from $180.7 million in the prior year. Gas Turbine Products sales are typically large systems and, as a result, the Company’s shipments and revenues fluctuate from period to period. Sales of large Gas Turbine Products were strong due to high demand for the large systems used in power generation primarily in the Middle East and Asia. The Company also experienced moderate demand for its smaller systems used in oil and gas applications and increased sales of replacement filters for systems previously installed. The Company anticipates its Gas Turbine Products’ sales will decrease 18 to 24 percent from record sales of in Fiscal 2013 due to the forecasted slowdown in large turbine power generation projects by its Customers in Fiscal 2014.

Worldwide sales of Special Applications Products were $170.1 million, a 10.0 percent decrease from $189.0 million in the prior year. Sales decreased 13.0 percent and 11.7 percent in Europe and Asia, respectively, from the prior year, partially offset by a sales increase in the Americas of 1.0 percent. The sales decline was primarily due to a global decline in computer sales which resulted in lower demand for the Company’s hard disk drive filters. This lower demand for hard disk drive filters is forecasted to continue in Fiscal 2014. According to the International Data Corporation, the number of disk drives produced in Fiscal 2013 declined 9.2 percent from the prior year period. In addition, weakness in industrial end markets resulted in lower sales of the Company’s membrane products. Capital spending trends have been weak due to the recession in Europe, declines in Asia, and a slowdown in the U.S.

Consolidated Results The Company reported net earnings for Fiscal 2013 of $247.4 million compared to $264.3 million in Fiscal 2012, a decrease of 6.4 percent. Diluted net earnings per share were $1.64, down 5.2 percent from $1.73 in the prior year. The Company’s operating income of $343.3 million decreased from prior year operating income of $363.0 million by 5.4 percent.

The table below shows the percentage of total operating income contributed by each segment for each of the last three fiscal years. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, interest income, and interest expense:

	2013	2012	2011
Engine Products	60.8%	59.1%	64.1%
Industrial Products	39.7%	40.3%	38.7%
Corporate and Unallocated	(0.5)%	0.6%	(2.8)%
Total Company	100.0%	100.0%	100.0%

International operating income, prior to corporate expense allocations, totaled 74.0 percent of consolidated operating income in Fiscal 2013 as compared to 69.7 percent in Fiscal 2012. Total international operating income increased 4.3 percent from the prior year. The table below shows the percentage of total operating income contributed by each major geographic region for each of the last three fiscal years:

	2013	2012	2011
United States	26.0%	30.3%	19.8%
Europe	31.6%	29.9%	31.0%
Asia - Pacific	30.3%	31.1%	39.6%
Other	12.1%	8.7%	9.6%
Total Company	100.0%	100.0%	100.0%

For more information regarding the Company’s net sales by geographic region, see Note L to the Consolidated Financial Statements.

Gross margin for Fiscal 2013 was 34.8 percent, or a 0.2 percent decrease from 35.0 percent in the prior year.  The decrease in gross margin is primarily attributable to the mix impact of large Gas Turbine project shipments and the impact of lower absorption of fixed costs due to the lower production volumes in the Company’s plants. These decreases were partially offset by the benefits from the Company’s ongoing Continuous Improvement initiatives, which include Lean, Kaizen, Six Sigma, and cost reduction efforts. Within gross profit, the Company incurred $1.6 million in restructuring charges compared to minimal restructuring charges during Fiscal 2012. The Fiscal 2013 expenses were employee severance costs related to a reduction in workforce.

The principal raw materials that the Company uses are steel, filter media, and petroleum-based products.  Purchased raw materials represents approximately 60 to 65 percent of the Company’s cost of goods sold.  Of that amount, steel, including fabricated parts, represents approximately 25 percent. Filter media represents approximately 15 to 20 percent and the remainder is primarily made up of petroleum-based products and other components.  The cost the Company paid for steel during Fiscal 2013, varied by grade, but in aggregate, it slightly decreased during the fiscal year.  The Company’s cost of filter media also varies by type and slightly increased at the end of the fiscal year.  The cost of petroleum-based products (plastics, rubber, and adhesives) was generally flat.  Commodity prices in aggregate generally decreased throughout Fiscal 2013 as compared to Fiscal 2012. The Company anticipates a moderately unfavorable impact from commodity prices in Fiscal 2014, as compared to Fiscal 2013, specifically for steel, petroleum-based products, and media based on recent market information for purchased commodities. The Company strives to recover or offset material cost through selective price increases to its Customers and through the Company’s Continuous Improvement initiatives, which include material substitutions, process improvements, and product redesigns.

Operating expenses for Fiscal 2013 were $503.8 million or 20.7 percent of sales, as compared to $510.7 million or 20.5 percent in the prior year. Restructuring expenses included in operating expenses were $2.4 million for the year, which were employee severance costs related to a reduction in workforce. The Company’s ongoing cost containment actions and lower incentive compensation helped to offset the restructuring expenses, higher pension expenses, and the incremental expenses related to its Strategic Business Systems project.

Interest expense of $10.9 million decreased $0.6 million from $11.5 million in the prior year. Other income, net totaled $15.8 million in Fiscal 2013, down from $19.3 million in the prior year. The decrease of $3.5 million in other income was driven by a $1.7 million decrease in interest income, a $1.6 million decrease in foreign exchange gains, and a $1.0 million decrease in royalty income.

The effective tax rate for Fiscal 2013 was 29.0 percent compared to 28.7 percent in Fiscal 2012. The increase in effective tax rate is primarily due to the incremental benefits derived in Fiscal 2012 from the favorable settlement of tax audits. This was partially offset by an increase in tax benefits from international operations and the retroactive reinstatement of the Research and Experimentation Credit in the U.S. in the current year.

Total backlog at July 31, 2013, was $715.8 million, down 10.4 percent from the same period in the prior year. Backlog is one of many indicators of business conditions in the Company’s markets. However, it is not always indicative of future results for a number of reasons, including short lead times in the Company’s replacement parts businesses and the timing of the receipt of orders in many of the Company’s Engine OEM and Industrial markets. In the Engine Products segment, total open order backlog decreased 6.7 percent from the prior year. In the Industrial Products segment, total open order backlog decreased 18.4 percent from the prior year. Because some of the change in backlog can be attributed to a change in the ordering patterns of the Company’s Customers and/or the impact of foreign exchange translation rates, it may not necessarily correspond to future sales.

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

Sales for the Engine Products segment were $1,570.1 million, an increase of 9.0 percent from $1,440.5 million in the prior year. Engine Products sales in the U.S. increased by 11.3 percent in Fiscal 2012 compared to Fiscal 2011. International Engine Products sales increased 6.9 percent from the prior year. The impact of foreign currency decreased total sales by $24.3 million, or 1.7 percent. Earnings before income taxes as a percentage of Engine Products segment sales of 14.5 percent decreased from 14.7 percent in the prior year. The percentage earnings decrease for the twelve months ended July 31, 2012, was driven by a shift in product mix from replacement parts to first fit products, which carry a lower margin, partially offset by ongoing Continuous Improvement initiatives.

Worldwide sales of Off-Road Products were $376.9 million, an increase of 15.1 percent from $327.6 million in the prior year. Sales in the U.S. increased 17.4 percent over the prior fiscal year. Internationally, sales of Off-Road Products were up 13.5 percent from the prior year, with sales increasing in Europe and Asia by 12.9 percent and 12.3 percent, respectively. The sales increases were driven by higher demand for agriculture and mining equipment, and improved sales of heavy construction equipment.

Worldwide sales of On-Road Products were $163.9 million, an increase of 29.0 percent from $127.1 million in the prior year. On-Road Products sales in the U.S. increased 39.3 percent from the prior year. International On-Road Products sales increased 15.3 percent from the prior year, driven by increased sales in Asia of 20.8 percent, as a result of the tsunami recovery in Japan. The sales increase in North America was the combined result of an increase in Customer truck build rates and higher filter content per truck. According to published industry data, North American Class 8 truck build rates increased 48.5 percent and medium-duty truck build rates increased 24.0 percent over the prior year.

Worldwide Engine Aftermarket Products sales of $907.3 million increased 5.3 percent from $861.4 million in the prior year. Sales in the U.S increased 7.7 percent over the prior year. International sales increased 3.5 percent primarily driven by sales increases in Latin America, Europe, and Asia of 15.7 percent, 2.7 percent, and 1.2 percent, respectively. The sales increases in the U.S., Latin America, and Europe were attributable to improved On-Road and Off-Road equipment utilization rates, the Company’s increased distribution capabilities, dealer-distributor network growth, improved market position, and the continued increase in the percentage of equipment in the field that uses the Company’s proprietary filtration systems. The Company began to see moderation beginning in the second quarter of Fiscal 2012 in the Chinese economy, which negatively impacted Aftermarket Products sales in China as well as other regions of Asia.

Worldwide sales of Retrofit Emissions Products were $15.4 million, a decrease of 21.5 percent from $19.6 million in the prior year. The Company’s Retrofit Emissions Products sales are solely in the U.S. The sales of these products are highly dependent on government regulations and a lack of funding availability throughout Fiscal 2012.

Worldwide sales of Aerospace and Defense Products were $106.7 million, a 1.7 percent increase from $104.9 million in the prior year. Sales in the U.S. increased 1.4 percent and international sales increased 2.7 percent over the prior year. The sales increase was due to improvements in Aerospace Products demand which was mostly offset by a continued slowdown in U.S. military activity.

Industrial Products Segment The Industrial Products segment sells to various industrial dealers, distributors, and end-users, OEMs of gas-fired turbines, and OEMs and end-users requiring clean air. Products include dust, fume, and mist collectors, compressed air purification systems, air filtration systems for gas turbines, PTFE membrane-based products, and specialized air and gas filtration systems for various applications including computer hard disk drives and semi-conductor manufacturing.

Sales for the Industrial Products segment were $923.1 million, an increase of 8.2 percent from $853.5 million in the prior year. International Industrial Products sales increased 3.9 percent and sales in the U.S. increased 17.8 percent from the prior year. The impact of foreign currency decreased sales by $14.4 million, or 1.8 percent. Earnings before income taxes as a percentage of Industrial Products segment sales of 16.2 percent increased from 14.5 percent in the prior year. The improvement in earnings as a percentage of sales over the prior year was driven by better leverage of fixed operating costs and the continued successful execution on larger projects, both of which were partially offset by the impact of the flood in Thailand. In addition, the Industrial Products segment did not incur any restructuring expenses as compared to $0.7 million in the prior year.

Worldwide sales of Industrial Filtration Solutions Products of $553.5 million increased 9.0 percent from $507.6 million in the prior year. Sales in the U.S., Asia and Europe increased 16.8 percent, 7.8 percent, and 2.4 percent, respectively. The Company continued to experience strong market conditions, especially in the U.S., for its Industrial Filtration Solutions resulting in continued strong demand for the Company’s industrial dust collectors and replacement parts. The externally published durable goods index in the U.S. increased 8.4 percent during Fiscal 2012 as compared to last year.

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

Gross margin for Fiscal 2012 was 35.0 percent, a decrease from 35.5 percent in the prior year. The decrease in gross margin is attributable to the combination of the higher level of first fit and project sales which generally carry a lower margin, the Company’s planned ramp-up for its newest plant in Mexico, lower fixed cost absorption in Asia, and increased purchased commodity costs from higher prices during the first half of the year and unfavorable foreign exchange rates in the second half of the year. These decreases were partially offset by the benefits from the Company’s ongoing Continuous Improvement initiatives. Within gross profit, the Company incurred minimal restructuring and asset impairment charges during Fiscal 2011.

The principal raw materials that the Company uses are steel, filter media, and petroleum-based products. Purchased raw materials represents approximately 60 to 65 percent of the Company’s cost of goods sold. Of that amount, steel, including fabricated parts, represents approximately 25 percent. Filter media represents approximately 15 to 20 percent and the remainder is primarily made up of petroleum-based products and other components. The cost the Company paid for steel during Fiscal 2012, varied by grade, but in aggregate, it slightly decreased in the second half of Fiscal 2012. The Company’s cost of filter media also varies by type but it moderated slightly during the fiscal year since reaching a historical high at the end of Fiscal 2011. Petroleum-based products were generally flat. Commodity prices in aggregate generally decreased throughout Fiscal 2012 after strong increases in the last half of Fiscal 2011. The impact was moderated by certain long term supply arrangements. However, the full year impact of commodity prices was still unfavorable to Fiscal 2011. The Company strives to recover or offset material cost through selective price increases to its Customers and through the Company’s Continuous Improvement initiatives, which include material substitution, process improvement, and product redesigns.

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

Liquidity and Capital Resources

Financial Condition At July 31, 2013, the Company’s capital structure was comprised of $107.9 million of current debt, $102.8 million of long-term debt, and $1,085.2 million of shareholders’ equity. The Company had cash and cash equivalents of $224.1 million and short-term investments of $99.8 million at July 31, 2013. The ratio of long-term debt to total capital was 8.7 percent and 18.3 percent at July 31, 2013 and 2012, respectively.

Total debt outstanding decreased $90.4 million during the year to $210.6 million outstanding at July 31, 2013 as a result of reductions in short-term borrowings. Short-term borrowings outstanding at the end of the year decreased $86.0 million as the Company used cash on hand to pay off its short-term borrowings.

The following table summarizes the Company’s cash obligations as of July 31, 2013, for the years indicated (thousands of dollars):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$196,848	$96,848	$—	$100,000	$—
Capital lease obligations	2,520	981	1,393	146	—
Interest on long-term debt obligations	26,309	8,449	11,009	6,851	—
Operating lease obligations	26,698	11,431	12,270	2,872	125
Purchase obligations (1)	195,976	178,649	16,189	1,138	—
Pension and deferred compensation (2)	115,517	15,415	14,418	14,239	71,445
Total (3)	$563,868	$311,773	$55,279	$125,246	$71,570

_________________

(1)	Purchase obligations consist primarily of inventory, tooling, contract employment services and capital expenditures. The Company’s purchase orders for inventory are based on expected Customer demand, and quantities and dollar volumes are subject to change.
(2)	Pension and deferred compensation consists of long-term pension liabilities and salary and bonus deferrals elected by certain executives under the Company’s deferred compensation plan. Deferred compensation balances earn interest based on a treasury bond rate as defined by the plan (10-year treasury bond STRIP rate plus two percent for deferrals prior to January 1, 2011 and 10-year treasury bond rates for deferrals after December 31, 2010) and approved by the Human Resources Committee of the Board of Directors, and are payable at the election of the participants.
(3)	In addition to the above contractual obligations, the Company may be obligated for additional cash outflows of $19.5 million for potential tax obligations, including accrued interest and penalties. The payment and timing of any such payments are affected by the ultimate resolution of the tax years that are under audit or remain subject to examination by the relevant taxing authorities. Therefore, quantification of an estimated range and timing of future payments cannot be made at this time.

On December 7, 2012, the Company entered into a new five-year, multi-currency revolving credit facility with a group of banks under which the Company may borrow up to $250.0 million. The agreement provides that loans may be made under a selection of currencies and rate formulas including Base Rate Loans or LIBOR Rate Loans. The interest rate on each advance is based on certain market interest rates and leverage ratios. Facility fees and other fees on the entire loan commitment are payable over the duration of this facility. This new facility replaced the previous five-year, $250.0 million multicurrency revolving credit facility that was terminated upon entering the new facility. There were no outstanding amounts at July 31, 2013 and $80.0 million was outstanding at July 31, 2012 under these facilities. At July 31, 2013 and 2012, $237.8 million and $159.1 million, respectively, were available for further borrowing under such facilities. The amount available for further borrowing reflects a reduction for issued standby letters of credit, as discussed below. The Company’s multi-currency revolving facility contains debt covenants specifically related to maintaining a certain interest coverage ratio and a certain leverage ratio as well as other covenants that, under certain circumstances, can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, create liens, and sell assets. As of July 31, 2013, the Company was in compliance with all such covenants.

The Company has two uncommitted credit facilities in the U.S., which provide unsecured borrowings for general corporate purposes. At July 31, 2013 and 2012, there was $50.0 million and $41.3 million available for use, respectively, under these two facilities. There were no amounts outstanding at July 31, 2013 and $8.7 million was outstanding at July 31, 2012.

The Company has a €100 million program for issuing treasury notes for raising short, medium, and long-term financing for its European operations. There were no outstanding amounts on this program at July 31, 2013 or 2012. Additionally, the Company’s European operations have lines of credit with an available limit of €44.9 million or $59.8 million. There were no amounts outstanding on these lines of credit as of July 31, 2013 or 2012.

Other international subsidiaries may borrow under various credit facilities. There was $9.2 million outstanding under these credit facilities as of July 31, 2013 and $6.4 million outstanding as of July 31, 2012.

Also, at July 31, 2013 and 2012, the Company had outstanding standby letters of credit totaling $12.2 million and $10.9 million, respectively, upon which no amounts had been drawn. The letters of credit guarantee payment to third parties in the event the Company is in breach of insurance contract terms as detailed in each letter of credit.

During Fiscal 2013, credit in the global credit markets was accessible and market interest rates remained low.  The Company believes that its current financial resources, together with cash generated by operations, are sufficient to continue financing its operations for the next twelve months.  There can be no assurance, however, that the cost or availability of future borrowings will not be impacted by future capital market disruptions.

Certain note agreements contain debt covenants related to working capital levels and limitations on indebtedness. As of July 31, 2013, the Company was in compliance with all such covenants.

Shareholders’ equity increased by $175.2 million from $910.0 million at July 31, 2012 to $1,085.2 million at July 31, 2013. The increase was primarily due to current year earnings of $247.4 million, $46.9 million (net of tax) of favorable adjustments related to the pension liability, favorable foreign currency translation of $17.4 million, $13.5 million in tax reductions related to employee plans, $12.4 million of stock options exercised, and $8.3 million of the equity impact of stock option expense. These increases were partially offset by the repurchase of treasury stock for $102.6 million and $66.0 million of dividends declared.

The Company’s inventory balance was $234.8 million as of July 31, 2013, compared to $256.1 million as of July 31, 2012. Excluding the impact of foreign exchange fluctuations, inventories decreased $20.2 million. The Company decreased inventory levels to match the decrease in Customer demand experienced during the year. Additionally, as of July 31, 2012 several large gas turbine projects were being constructed that were not ready for shipment. Those units have since shipped resulting in decreases in our inventory balances. The Company’s accounts receivable balance was $430.8 million as of July 31, 2013, compared to $438.8 million as of July 31, 2012. Excluding the impact of foreign exchange fluctuations, accounts receivable decreased $3.4 million.

Cash Flows During Fiscal 2013, $315.9 million of cash was generated from operating activities, compared with $259.7 million in Fiscal 2012. The increase in cash generated from operating activities of $56.2 million was primarily attributable to changes in working capital needs resulting in lower accounts receivable and inventory levels versus the prior year, partially offset by a decrease in accounts payable due to a reduction in purchasing activity. Operating cash flows and cash on hand were used to support $94.3 million of net capital expenditures, $102.6 million of stock repurchases, $60.3 million of dividend payments, and $87.0 million of short-term debt repayments. Cash and cash equivalents decreased $1.7 million during Fiscal 2013.

The majority of the Company’s cash and cash equivalents are held by its foreign subsidiaries as over half of the Company’s earnings occur outside the U.S. Most of these funds are considered permanently reinvested outside the U.S., and will only be repatriated when it is tax effective to do so, as the cash generated from U.S. operations is anticipated to be sufficient for the U.S cash needs. If additional cash were required for the Company’s operations in the U.S., it may be subject to additional U.S. taxes if funds were repatriated from certain foreign subsidiaries.

Net capital expenditures for property, plant, and equipment totaled $94.3 million in Fiscal 2013 and $77.2 million in Fiscal 2012. Net capital expenditures is comprised of purchases of property, plant, and equipment of $94.9 million and $78.1 million in Fiscal 2013 and 2012, respectively, partially offset by proceeds from the sale of property, plant, and equipment of $0.6 million in Fiscal 2013 and $1.0 million in Fiscal 2012. Fiscal 2013 capital expenditures primarily related to plant capacity additions, information and lab technology, productivity-enhancing investments at manufacturing sites, and tooling to manufacture new products.

Capital spending in Fiscal 2014 is estimated to be approximately $90.0 million. The Company’s capital spending in Fiscal 2014 will be approximately 20 percent related to capacity expansion, 30 percent for technology initiatives, including the Strategic Business Systems project, 30 percent for tooling for new products, and 20 percent will be in the form of automation or cost reduction projects related to the Company’s ongoing Continuous Improvement initiatives. It is anticipated that Fiscal 2014 capital expenditures will be financed primarily by cash on hand, cash generated from operations, and lines of credit.

The Company expects that cash generated by operating activities will be between $275 and $305 million in Fiscal 2014. At July 31, 2013, the Company had cash and cash equivalents of $224.1 million and short-term investments of $99.8 million. The Company also had $287.8 million available under existing credit facilities in the U.S., €144.9 million or $192.8 million, available under existing credit facilities in Europe, and $50.4 million available under various credit facilities and currencies in Asia and the rest of the world. The Company believes that the combination of existing cash, available credit under existing credit facilities, and the expected cash generated by operating activities will be adequate to meet cash requirements for Fiscal 2014, including debt repayment, issuance of anticipated dividends, possible share repurchase activity, and capital expenditures.

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

Dividends The Company’s dividend policy is to maintain a payout ratio, which allows dividends to increase with the long-term growth of earnings per share. The Company’s dividend payout ratio target is approximately 30 percent to 40 percent of the prior three years average earnings per share. Including the Company’s declaration on July 26, 2013, of a $0.13 per share dividend to be paid, the dividend payout ratio was 33.7 percent of the prior three years average diluted earnings per share on July 31, 2013.

Share Repurchase Plan The Board of Directors authorized the repurchase of 16.0 million shares of common stock under the stock repurchase plan dated March 26, 2010. In Fiscal 2013, the Company repurchased 3.0 million shares of common stock for $102.6 million, or 2.0 percent of its diluted outstanding shares, at an average price of $34.34 per share. The Company repurchased 4.5 million shares for $130.2 million in Fiscal 2012. The Company repurchased 3.9 million shares for $108.9 million in Fiscal 2011. As of July 31, 2013, the Company had remaining authorization to repurchase 2.6 million shares pursuant to the current authorization. Subsequently, on September 27, 2013, the Board of Directors authorized the repurchase of 15.0 million shares of common stock under the stock repurchase plan dated September 27, 2013 and cancelled the remaining shares from the previously approved authorization.

Off-Balance Sheet Arrangements The Company does not have any off-balance sheet arrangements, with the exception of the guarantee of 50 percent of certain debt of its joint venture, Advanced Filtration Systems Inc. (AFSI), as further discussed in Note M of the Company’s Notes to Consolidated Financial Statements. As of July 31, 2013, the joint venture had $29.1 million of outstanding debt. The Company does not believe that this guarantee will have a current or future effect on its financial condition, results of operations, liquidity, or capital resources.

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

Foreign Currency During Fiscal 2013, the U.S. dollar was generally stronger than in Fiscal 2012 compared to many of the currencies of the foreign countries in which the Company operates. The overall strength of the dollar had a negative impact on the Company’s international net sales results because the foreign denominated revenues translated into fewer U.S. dollars.

It is not possible to determine the true impact of foreign currency translation changes. However, the direct effect on reported net sales and net earnings can be estimated. For the year ended July 31, 2013, the impact of foreign currency translation resulted in an overall decrease in reported net sales of $32.2 million, an increase in operating expenses of $8.0 million, and a decrease in reported net earnings of $2.1 million. Foreign currency translation had a negative impact in many regions around the world. The stronger U.S. dollar relative to the yen resulted in a total decrease of $17.9 million in reported net sales. In Europe, the stronger U.S. dollar relative to the euro and British pound resulted in a total decrease of $9.3 million in reported net sales. The stronger U.S. dollar relative to the South African rand, the Brazilian real, and the Indian rupee had a negative impact on foreign currency translation with a decrease in reported net sales of $8.1 million, $2.6 million, and $1.6 million, respectively. The weaker U.S. dollar relative to the Mexican peso and Chinese renminbi had a positive impact on foreign currency translation, with an increase in reported net sales of $4.3 million and $3.1 million, respectively.

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

Some products made in the U.S. are sold abroad. As a result, sales of such products are affected by the value of the U.S. dollar relative to other currencies. Any long-term strengthening of the U.S. dollar could depress these sales. Also, competitive conditions in the Company’s markets may limit its ability to increase product pricing in the face of adverse currency movements.

Interest The Company’s exposure to market risks for changes in interest rates relates primarily to its short-term investments, short-term borrowings, and interest rate swap agreements, as well as the potential increase in fair value of long-term debt resulting from a potential decrease in interest rates. The Company has no earnings or cash flow exposure due to market risks on its long-term debt obligations as a result of the fixed-rate nature of the debt. However, interest rate changes would affect the fair market value of the debt. As of July 31, 2013, the estimated fair value of long-term debt with fixed interest rates was $112.3 million compared to its carrying value of $100.0 million. The fair value is estimated by discounting the projected cash flows using the rate of which similar amounts of debt could currently be borrowed. As of July 31, 2013, the Company’s financial liabilities with exposure to changes in interest rates consisted mainly of $9.2 million of short-term debt outstanding. Assuming a hypothetical increase of one-half percent in short-term interest rates, with all other variables remaining constant, interest expense would have increased $0.3 million and interest income would have increased $1.5 million in Fiscal 2013.

Pensions The Company is exposed to market return fluctuations on its qualified defined benefit pension plans. In Fiscal 2013, we maintained our long–term rate of return at 7.50 percent on our U.S. plans, and from a weighted average of 5.20 percent to 5.48 percent on our non-U.S. plans, to reflect our future expectation for returns. In addition, we adjusted our discount rate used to value our pension obligation for our U.S. plans from 3.59 percent to 4.58 percent and from 4.13 percent to 4.04 percent for the non-U.S plans. Our plans were overfunded by $7.8 million at July 31, 2013, since the fair value of the plan assets exceeded the projected benefit obligation.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Management bases these estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the recorded values of certain assets and liabilities. The Company believes its use of estimates and underlying accounting assumptions adheres to U.S. GAAP and is consistently applied. Valuations based on estimates and underlying accounting assumptions are reviewed for reasonableness on a consistent basis throughout the Company. Management believes the Company’s critical accounting policies that require more significant judgments and estimates used in the preparation of its consolidated financial statements and that are the most important to aid in fully understanding its financial results are the following:

Revenue recognition, warranty, and allowance for doubtful accounts Revenue is recognized when both product ownership and the risk of loss have transferred to the Customer and the Company has no remaining obligations. The Company records estimated discounts and rebates as a reduction of sales in the same period revenue is recognized. For the Company’s Gas Turbine Systems sales, it must carefully monitor the shipment of each part that comprises the entirety of the GTS project and may only recognize revenue when the last element of the entire GTS project is shipped or according to particular Incoterms terms. Accruals for warranties on products sold are recorded based on historical return percentages and specific product campaigns. Allowances for doubtful accounts are estimated by management based on evaluation of potential losses related to Customer receivable balances. The Company determines the allowance based on historical write-off experience in the industry, regional economic data, and evaluation of specific Customer accounts for risk of loss. The Company reviews its allowance for doubtful accounts monthly. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its Customers. The establishment of this reserve requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though management considers these balances adequate and proper, changes in economic conditions in specific markets in which the Company operates could have an effect on reserve balances required.

Goodwill and other intangible assets Goodwill is assessed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs impairment assessments for its reporting units and uses a discounted cash flow model based on management’s judgments and assumptions to determine the estimated fair value. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company performed an impairment assessment during the third quarter of Fiscal 2013 to satisfy its annual impairment requirement. The impairment assessment in the third quarter indicated that the estimated fair values of the reporting units to which goodwill is assigned continued to significantly exceed the corresponding carrying values of the respective reporting units, including recorded goodwill and, as such, no impairment existed at that time. Other intangible assets with definite lives continue to be amortized over their estimated useful lives. Definite lived intangible assets are also subject to impairment assessments. A considerable amount of management judgment and assumptions are required in performing the impairment assessments, principally in determining the fair value of each reporting unit. The important assumptions utilized in these assessments include the (i) discount rate; (ii) projected revenue, gross margin, operating income; and (iii) terminal value. While the Company believes its judgments and assumptions are reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required.

Income taxes As part of the process of preparing the Company’s Consolidated Financial Statements, management is required to estimate income taxes in each of the jurisdictions in which the Company operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s Consolidated Balance Sheet. These assets and liabilities are evaluated by using estimates of future taxable income streams and the impact of tax planning strategies. Management assesses the likelihood that deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, a valuation allowance is established. To the extent that a valuation allowance is established or increased, an expense within the tax provision is included in the statement of operations. Reserves are also estimated for uncertain tax positions that are currently unresolved. The Company routinely monitors the potential impact of such situations and believes that it was properly reserved at July 31, 2013. Valuations related to tax accruals and assets can be impacted by changes to tax codes, changes in statutory tax rates, and the Company’s future taxable income levels. As of July 31, 2013, the liability for unrecognized tax benefits, accrued interest, and penalties was $19.5 million.

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

To develop the assumption regarding the expected long-term rate of return on assets for its U.S. pension plans, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 7.50 percent long-term rate of return on assets assumption as of July 31, 2013, for developing the Fiscal 2014 expense for the Company’s U.S. pension plans. In addition, the Company increased the discount rate used to value the pension obligation for its U.S. plans from 3.59 percent to 4.58 percent. The Company also selected the long-term rate of return on assets for its non-U.S. plans of 4.13 percent and adjusted the discount rate used to 4.04 percent for developing the Fiscal 2014 expense. The expected long-term rate of return on assets assumption for the plans outside the U.S. reflects the investment allocation and expected total portfolio returns specific to each plan and country.

Reflecting the relatively long-term nature of the plans’ obligations, approximately 60 percent of the plans assets are invested in equity securities, 25 percent in fixed income, and 15 percent in real assets (investments into funds containing commodities and real estate).

A one percent change in the expected long-term rate of return on U.S. plan assets, from 7.50 percent, would have changed the Fiscal 2013 annual pension expense by approximately $4.1 million. The expected long-term rate of return on assets assumption for the plans outside the U.S. follows the same methodology as described above, but reflects the investment allocation and expected total portfolio returns specific to each plan and country.

The Company’s objective in selecting a discount rate for its pension plans is to select the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date, taking into account the nature and duration of the benefit obligations of the plan. In making this best estimate, the Company looks at rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the benefits. This process includes assessing the universe of bonds available on the measurement date with a quality rating of Aa or better. Similar appropriate benchmarks are used to determine the discount rate for the non-U.S. plans. As of the measurement date of July 31, 2013, the Company increased its discount rate for the U.S. pension plans to 4.58 percent from 3.59 percent as of July 31, 2011. The increase of 99 basis points is consistent with published bond indices. The change decreased the Company’s U.S. projected benefit obligation as of July 31, 2013, by approximately $36.5 million and is expected to decrease pension expense in fiscal year 2014 by approximately $3.3 million. The rates discussed above are weighted average rates as the Company has multiple plans both in the U.S. and internationally.

The Company expects that global pension expenses will decrease approximately $3.7 million in Fiscal 2014 as compared to Fiscal 2013, which is driven primarily by the changes in assumptions. In July 2013, the Company announced that effective August 1, 2013, the plan will be frozen to any Employees hired on or after August 1, 2013. Then effective, August 1, 2016, Employees hired prior to August 1, 2013 would no longer continue to accrue Company contribution credits under the plan. Additionally, in July 2013, the Company announced that Employees hired on or after August 1, 2013 will be eligible for a 3 percent annual Company retirement contribution in addition to the Company’s 401(k) match. Effective August 1, 2016, Employees hired prior to August 1, 2013 will be eligible for the 3 percent annual Company retirement contribution.

Safe Harbor Statement under the Securities Reform Act of 1995

The Company, through its management, may make forward-looking statements reflecting the Company’s current views with respect to future events and financial performance. These forward-looking statements, which may be included in reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Item 1A of this Form 10-K, which could cause actual results to differ materially from historical results or those anticipated. The words or phrases “will likely result,” “are expected to,” “will continue,” “estimate,” “project,” “believe,” “expect,” “anticipate,” “forecast,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 21e of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995 (PSLRA). In particular the Company desires to take advantage of the protections of the PSLRA in connection with the forward-looking statements made in this Annual Report on Form 10-K, including those contained in the “Outlook” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. All statements other than statements of historical fact are forward-looking statements. These statements do not guarantee future performance.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. In addition, the Company wishes to advise readers that the factors listed in Item 1A of this Form 10-K, as well as other factors, could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed. These factors include, but are not limited to risks associated with: world economic factors and the ongoing economic uncertainty, the reduced demand for hard disk drive products with the increased use of flash memory, the potential for some Customers to increase their reliance on their own filtration capabilities, currency fluctuations, commodity prices, political factors, the Company’s international operations, highly competitive markets, governmental laws and regulations, including the impact of the various economic stimulus and financial reform measures, the implementation of our new information technology systems, failure or breach of information technology and trade secret security, potential global events resulting in market instability including financial bailouts and defaults of sovereign nations, military and terrorist activities, health outbreaks, natural disasters, and other factors included in Item 1A of this Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk disclosure appears in Management’s Discussion and Analysis on page 23 under “Market Risk.”

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of July 31, 2013. The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of July 31, 2013, as stated in this report which follows in Item 8 of this Form 10-K.

/s/ William M. Cook	/s/ James F. Shaw

William M. Cook	James F. Shaw
Chief Executive Officer	Chief Financial Officer
September 27, 2013	September 27, 2013

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Donaldson Company, Inc.

In our opinion, the accompanying consolidated balance sheets and the related statements of earnings, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Donaldson Company, Inc. and its subsidiaries at July 31, 2013 and July 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
September 27, 2013

Consolidated Statements of Earnings
Donaldson Company, Inc. and Subsidiaries

	Year ended July 31,
	2013	2012	2011
	(thousands of dollars, except share and per share amounts)
Net sales	$2,436,948	$2,493,248	$2,294,029
Cost of sales	1,589,821	1,619,485	1,480,233
Gross profit	847,127	873,763	813,796
Selling, general, and administrative	441,168	451,158	443,227
Research and development	62,630	59,589	55,286
Operating income	343,329	363,016	315,283
Other income, net	(15,762)	(19,253)	(9,505)
Interest expense	10,910	11,489	12,525
Earnings before income taxes	348,181	370,780	312,263
Income taxes	100,804	106,479	86,972
Net earnings	$247,377	$264,301	$225,291
Weighted average shares - basic	148,273,904	150,286,403	154,392,740
Weighted average shares - diluted	150,455,193	152,940,605	157,196,918
Net earnings per share - basic	$1.67	$1.76	$1.46
Net earnings per share - diluted	$1.64	$1.73	$1.43

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
Donaldson Company, Inc. and Subsidiaries

	At July 31,
	2013	2012	2011
	(thousands of dollars, except share amounts)
Net earnings	$247,377	$264,301	$225,291
Foreign currency translation gain (loss)	17,435	(98,723)	72,505
Gain (loss) on hedging derivatives, net of deferred taxes of
($196), $117, and ($280), respectively	120	(672)	842
Pension and postretirement liability adjustment, net of deferred
taxes of ($25,656), $23,527, and ($4,021), respectively	46,860	(42,520)	7,166
Total comprehensive income	$311,792	$122,386	$305,804

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Balance Sheets
Donaldson Company, Inc. and Subsidiaries

	At July 31,
	2013	2012
	(thousands of dollars, except share amounts)
Assets
Current assets
Cash and cash equivalents	$224,138	$225,789
Short-term investments	99,750	92,362
Accounts receivable, less allowance of $7,040 and $6,418	430,766	438,796
Inventories, net	234,820	256,116
Deferred income taxes	26,464	25,158
Prepaids and other current assets	39,724	47,441
Total current assets	$1,055,662	$1,085,662
Property, plant, and equipment, net	419,280	384,909
Goodwill	165,568	162,949
Intangible assets, net	41,307	46,200
Other assets	61,739	50,362
Total assets	$1,743,556	$1,730,082
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings	$9,190	$95,147
Current maturities of long-term debt	98,664	2,346
Trade accounts payable	186,460	199,182
Accrued employee compensation and related taxes	68,954	80,550
Accrued liabilities	38,527	49,242
Other current liabilities	74,640	72,056
Total current liabilities	476,435	498,523
Long-term debt	102,774	203,483
Deferred income taxes	23,604	4,611
Other long-term liabilities	55,556	113,451
Total liabilities	658,369	820,068
Commitments and contingencies (Note M and Note O)
Shareholders’ equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized,
151,643,194 shares issued in both 2013 and 2012	758,216	758,216
Retained earnings	532,307	366,788
Stock compensation plans	21,745	24,948
Accumulated other comprehensive income (loss)	(37,473)	(101,888)
Treasury stock, 5,490,725 and 3,980,832 shares in 2013 and 2012, at cost	(189,608)	(138,050)
Total shareholders’ equity	1,085,187	910,014
Total liabilities and shareholders’ equity	$1,743,556	$1,730,082

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Donaldson Company, Inc. and Subsidiaries

	Year ended July 31,
	2013	2012	2011
	(thousands of dollars)
Operating Activities
Net earnings	$247,377	$264,301	$225,291
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	64,290	61,165	60,491
Equity in losses (earnings) of affiliates, net of distributions	1,637	(2,380)	(2,585)
Deferred income taxes	8,347	6,344	1,957
Tax benefit of equity plans	(11,191)	(10,316)	(9,873)
Stock compensation plan expense	9,148	10,553	9,234
Other, net	(6,175)	(24,346)	(11,991)
Changes in operating assets and liabilities, net of acquired businesses
Accounts receivable	3,705	(17,877)	(62,274)
Inventories	20,142	(4,149)	(52,999)
Prepaids and other current assets	13,495	(17,378)	7,233
Trade accounts payable and other accrued expenses	(34,852)	(6,205)	81,571
Net cash provided by operating activities	315,923	259,712	246,055
Investing Activities
Purchases of property, plant, and equipment	(94,895)	(78,139)	(60,633)
Proceeds from sale of property, plant, and equipment	558	969	782
Purchases of short-term investments	(99,339)	(187,575)	(64,482)
Proceeds from sale of short-term investments	97,365	88,277	64,482
Acquisitions and divestitures of affiliates	—	—	3,493
Net cash used in investing activities	(96,311)	(176,468)	(56,358)
Financing Activities
Proceeds from long-term debt	—	—	6,774
Repayments of long-term debt	(1,353)	(46,205)	(13,353)
Change in short-term borrowings	(86,957)	96,715	(36,603)
Purchase of treasury stock	(102,572)	(130,233)	(108,929)
Dividends paid	(60,320)	(47,684)	(41,013)
Tax benefit of equity plans	11,191	10,316	9,873
Exercise of stock options	16,043	13,691	15,899
Net cash used in financing activities	(223,968)	(103,400)	(167,352)
Effect of exchange rate changes on cash	2,705	(27,549)	19,149
Increase (decrease) in cash and cash equivalents	(1,651)	(47,705)	41,494
Cash and cash equivalents, beginning of year	225,789	273,494	232,000
Cash and cash equivalents, end of year	$224,138	$225,789	$273,494
Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes	$84,898	$91,915	$57,688
Interest	13,531	13,410	12,852

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders’ Equity
Donaldson Company, Inc. and Subsidiaries

		Additional		Stock	Accumulated Other
	Common	Paid-in	Retained	Compensation	Comprehensive	Treasury
	Stock	Capital	Earnings	Plans	Income (Loss)	Stock	Total
	(thousands of dollars, except per share amounts)
Balance July 31, 2010	$443,216	—	744,247	22,326	(40,486)	(422,670)	746,633
Comprehensive income
Net earnings			225,291				225,291
Foreign currency translation					72,505		72,505
Pension liability adjustment, net of deferred taxes					7,166		7,166
Net gain on cash flow hedging derivatives					842		842
Comprehensive income							305,804
Treasury stock acquired						(108,929)	(108,929)
Stock options exercised		(10,792)	(7,854)	1,862		30,604	13,820
Deferred stock and other activity		(1,418)	174	548		2,185	1,489
Performance awards		(7)	7				—
Stock option expense			6,462				6,462
Tax reduction - employee plans		12,217					12,217
Dividends ($0.280 per share)			(42,785)				(42,785)
Balance July 31, 2011	443,216	—	925,542	24,736	40,027	(498,810)	934,711
Comprehensive income
Net earnings			264,301				264,301
Foreign currency translation					(98,723)		(98,723)
Pension liability adjustment, net of deferred taxes					(42,520)		(42,520)
Net gain on cash flow hedging derivatives					(672)		(672)
Comprehensive income							122,386
Treasury stock acquired						(130,233)	(130,233)
Stock options exercised		(9,834)	(5,116)			27,698	12,748
Deferred stock and other activity		(2,158)	312	213		1,926	293
Performance awards			(9)	(1)			(10)
Stock option expense			7,800				7,800
Tax reduction - employee plans		11,992					11,992
Two-for-one Stock split	315,000		(776,369)			461,369	—
Dividends ($0.335 per share)			(49,673)				(49,673)
Balance July 31, 2012	758,216	—	366,788	24,948	(101,888)	(138,050)	910,014
Comprehensive income
Net earnings			247,377				247,377
Foreign currency translation					17,435		17,435
Pension liability adjustment, net of deferred taxes					46,860		46,860
Net gain on cash flow hedging derivatives					120		120
Comprehensive income							311,792
Treasury stock acquired						(102,572)	(102,572)
Stock options exercised		(10,836)	(21,256)			44,463	12,371
Deferred stock and other activity		(2,125)	(1,677)	(1,586)		4,496	(892)
Performance awards		(573)	(1,161)	(1,617)		2,055	(1,296)
Stock option expense			8,300				8,300
Tax reduction - employee plans		13,534					13,534
Dividends ($0.450 per share)			(66,064)				(66,064)
Balance July 31, 2013	$758,216	$—	$532,307	$21,745	$(37,473)	$(189,608)	$1,085,187

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Donaldson Company, Inc. and Subsidiaries

NOTE A  Summary of Significant Accounting Policies

Description of Business Donaldson Company, Inc. (Donaldson or the Company), is a worldwide manufacturer of filtration systems and replacement parts. The Company’s product mix includes air and liquid filtration systems and exhaust and emission control products. Products are manufactured at 39 plants around the world and through 3 joint ventures. Products are sold to original equipment manufacturers (OEMs), distributors, dealers, and directly to end-users.

Principles of Consolidation The Consolidated Financial Statements include the accounts of Donaldson Company, Inc. and all majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company’s three joint ventures that are not majority-owned are accounted for under the equity method. The Company does not have any variable interests in variable interest entities as of July 31, 2013.

Use of Estimates The preparation of Financial Statements in conformity with generally accepted accounting principles in the United States of America (U.S.) (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation For foreign operations, local currencies are considered the functional currency. Assets and liabilities are translated to U.S. dollars at year-end exchange rates and the resulting gains and losses arising from the translation of net assets located outside the U.S. are recorded as a cumulative translation adjustment, a component of Accumulated other comprehensive income (loss) (AOCI) in the Consolidated Balance Sheets. Elements of the Consolidated Statements of Earnings are translated at average exchange rates in effect during the year. Realized and unrealized foreign currency transaction gains and losses are included in Other income, net in the Consolidated Statements of Earnings. Foreign currency translation gains of $0.2 million and $1.8 million, and a loss of $4.5 million are included in Other income, net in the Consolidated Statements of Earnings in Fiscal 2013, 2012, and 2011, respectively.

Cash Equivalents The Company considers all highly liquid temporary investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost that approximates market value.

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

Accounts Receivable and Allowance for Doubtful Accounts Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of credit losses in its existing accounts receivable. The Company determines the allowance based on historical write-off experience in the industry, regional economic data, and evaluation of specific Customer accounts for risk of loss. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its Customers.

Inventories Inventories are stated at the lower of cost or market. U.S. inventories are valued using the last-in, first-out (LIFO) method, while the non-U.S. inventories are valued using the first-in, first-out (FIFO) method. Inventories valued at LIFO were approximately 33 percent and 30 percent of total inventories at July 31, 2013 and 2012, respectively. For inventories valued under the LIFO method, the FIFO cost exceeded the LIFO carrying values by $37.8 million and $37.4 million at July 31, 2013 and 2012, respectively. Results of operations for all periods presented were not materially affected by the liquidation of LIFO inventory. The components of inventory are as follows (thousands of dollars):

	At July 31,
	2013	2012
Raw materials	$99,814	$111,808
Work in process	29,097	30,767
Finished products	105,909	113,541
Total inventories	$234,820	$256,116

Property, Plant, and Equipment Property, plant, and equipment are stated at cost. Additions, improvements, or major renewals are capitalized, while expenditures that do not enhance or extend the asset’s useful life are charged to expense as incurred. Depreciation is computed under the straight-line method. Depreciation expense was $58.8 million in Fiscal 2013, $55.3 million in Fiscal 2012, and $54.5 million in Fiscal 2011. The estimated useful lives of property, plant, and equipment are 10 to 40 years for buildings, including building improvements, and 3 to 10 years for machinery and equipment. The components of property, plant, and equipment are as follows (thousands of dollars):

	At July 31,
	2013	2012
Land	$21,116	$21,062
Buildings	270,022	258,082
Machinery and equipment	687,797	643,199
Construction in progress	46,078	27,276
Less accumulated depreciation	(605,733)	(564,710)
Total property, plant, and equipment, net	$419,280	$384,909

Internal-Use Software The Company capitalizes direct costs of materials and services used in the development and purchase of internal-use software. Amounts capitalized are amortized on a straight-line basis over a period of five years and are reported as a component of machinery and equipment within property, plant, and equipment.

Goodwill and Other Intangible Assets Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. Other intangible assets, consisting primarily of patents, trademarks, and Customer relationships and lists, are recorded at cost and are amortized on a straight-line basis over their estimated useful lives of 3 to 20 years. Goodwill is assessed for impairment annually or if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The impairment assessment for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company completed its annual impairment assessment in the third quarters of Fiscal 2013 and 2012, which indicated no impairment.

Recoverability of Long-Lived Assets The Company reviews its long-lived assets, including identifiable intangibles, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the carrying value is reduced. There were no significant impairment charges recorded in Fiscal 2013 or Fiscal 2012.

Income Taxes The provision for income taxes is computed based on the pre-tax income included in the Consolidated Statements of Earnings. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets when it is more-likely-than-not that a tax benefit will not be realized.

Comprehensive Income (Loss) Comprehensive income (loss) consists of net income, foreign currency translation adjustments, net changes in the funded status of pension retirement obligations, and net gain or loss on cash flow hedging derivatives, and is presented in the Consolidated Statements of Changes in Shareholders’ Equity. The components of the ending balances of AOCI are as follows (thousands of dollars):

	At July 31,
	2013	2012	2011
Foreign currency translation adjustment	$50,411	$32,976	$131,699
Net gain (loss) on cash flow hedging derivatives, net of deferred taxes	(172)	(292)	380
Pension and postretirement liability adjustment, net of deferred taxes	(87,712)	(134,572)	(92,052)
Total accumulated other comprehensive income (loss)	$(37,473)	$(101,888)	$40,027

Cumulative foreign currency translation is not adjusted for income taxes.

Earnings Per Share The Company’s basic net earnings per share are computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common equivalent shares relating to stock options and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods. There were 22,619 options, 1,063,135 options, and 988,698 options excluded from the diluted net earnings per share calculation for the fiscal year ended July 31, 2013, 2012, and 2011, respectively.

The following table presents information necessary to calculate basic and diluted earnings per share:

	2013	2012	2011
	(thousands, except per share amounts)
Weighted average shares - basic	148,274	150,286	154,393
Diluted share equivalents	2,181	2,655	2,804
Weighted average shares - diluted	150,455	152,941	157,197
Net earnings for basic and diluted earnings per share computation	$247,377	$264,301	$225,291
Net earnings per share - basic	$1.67	$1.76	$1.46
Net earnings per share - diluted	$1.64	$1.73	$1.43

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

Treasury Stock Repurchased common stock is stated at cost and is presented as a reduction of shareholders’ equity.

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

Revenue Recognition Revenue is recognized when all the following criteria are satisfied: (a) persuasive evidence of a sales arrangement exists; (b) price is fixed and determinable; (c) collectability is reasonably assured; and (d) delivery has occurred. At that time, product ownership and the risk of loss have transferred to the Customer and the Company has no remaining obligations. The Company records estimated discounts and rebates as a reduction of sales in the same period revenue is recognized. Shipping and handling costs for Fiscal 2013, 2012, and 2011 totaling $66.2 million, $67.0 million, and $61.9 million, respectively, are classified as a component of selling, general, and administrative expenses.

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

Derivative Instruments and Hedging Activities The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges are adjusted to fair value through income. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in shareholders’ equity through other comprehensive income until the hedged item is recognized. Gains or losses related to the ineffective portion of any hedge are recognized through earnings in the current period.

Exit or Disposal Activities The Company accounts for costs relating to exit or disposal activities based on the Financial Accounting Standards Board (FASB) guidance related to exit or disposal cost obligations. This guidance addresses recognition, measurement, and reporting of costs associated with exit and disposal activities including restructuring.

Guarantees Upon issuance of a guarantee, the Company recognizes a liability for the fair value of an obligation assumed under a guarantee. See Note M for disclosures related to guarantees.

New Accounting Standards In February 2013, the FASB updated the disclosure requirements for AOCI. The updated guidance requires companies to disclose amounts reclassified out of AOCI by component. The updated guidance does not affect how net income or other comprehensive income are calculated or presented. The updated guidance is effective for the Company beginning in the first quarter of Fiscal 2014. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

NOTE B  Short-Term Investments

All short-term investments are time deposits and have original maturities in excess of three months but not more than twelve months. The Company had $99.8 million in short-term investments as of July 31, 2013 and $92.4 million as of July 31, 2012.

NOTE C Goodwill and Other Intangible Assets

The Company has allocated goodwill to its Industrial Products and Engine Products segments. There was no acquisition or disposition activity during Fiscal 2013 or 2012. The Company completed its annual impairment assessments in the third quarters of Fiscal 2013 and 2012. The results of this assessment showed that the fair values of the reporting units to which goodwill is assigned continue to exceed the book values of the respective reporting units, resulting in no goodwill impairment.

Following is a reconciliation of goodwill for the years ended July 31, 2013 and 2012:

	Engine	Industrial	Total
	Products	Products	Goodwill
	(thousands of dollars)
Balance as of July 31, 2011	$72,966	$98,775	$171,741
Foreign exchange translation	(1,219)	(7,573)	(8,792)
Balance as of July 31, 2012	$71,747	$91,202	$162,949
Foreign exchange translation	574	2,045	2,619
Balance as of July 31, 2013	$72,321	$93,247	$165,568

Intangible assets are comprised of patents, trademarks, and Customer relationships and lists. Following is a reconciliation of intangible assets for the years ended July 31, 2013 and 2012:

	Gross		Net
	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets
	(thousands of dollars)
Balance as of July 31, 2011	$85,439	$(31,943)	$53,496
Amortization expense	—	(5,778)	(5,778)
Retirements	(1,530)	1,530	—
Foreign exchange translation	(3,834)	2,316	(1,518)
Balance as of July 31, 2012	$80,075	$(33,875)	$46,200
Amortization expense	—	(5,503)	(5,503)
Foreign exchange translation	1,807	(1,197)	610
Balance as of July 31, 2013	$81,882	$(40,575)	$41,307

Net intangible assets consist of patents, trademarks, and trade names of $13.3 million and $16.1 million as of July 31, 2013 and 2012, respectively, and Customer related intangibles of $28.0 million and $30.1 million as of July 31, 2013 and 2012, respectively. As of July 31, 2013, patents, trademarks, and trade names had a weighted average remaining life of 9.33 years and Customer related intangibles had a weighted average remaining life of 11.78 years. Expected amortization expense relating to existing intangible assets is as follows (in thousands):

Fiscal Year
2014	$5,167
2015	$5,072
2016	$5,070
2017	$4,924
2018	$3,555

NOTE D  Credit Facilities

On December 7, 2012, the Company entered into a new five-year, multi-currency revolving credit facility with a group of banks under which the Company may borrow up to $250.0 million. The agreement provides that loans may be made under a selection of currencies and rate formulas including Base Rate Loans or LIBOR Rate Loans. The interest rate on each advance is based on certain market interest rates and leverage ratios. Facility fees and other fees on the entire loan commitment are payable over the duration of this facility. This new facility replaced the previous five-year, $250.0 million multicurrency revolving credit facility that was terminated upon entering the new facility. There were no amounts outstanding at July 31, 2013 and $80.0 million outstanding at July 31, 2012 under these facilities. At July 31, 2013 and 2012, $237.8 million and $159.1 million, respectively, were available for further borrowing under such facilities. The amount available for further borrowing reflects a reduction for issued standby letters of credit, as discussed below. The Company’s multi-currency revolving facility contains financial covenants specifically related to maintaining a certain interest coverage ratio and a certain leverage ratio as well as other covenants that, under certain circumstances, can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, create liens, and sell assets. As of July 31, 2013, the Company was in compliance with all such covenants. The Company expects to remain in compliance with these covenants.

The Company has two uncommitted credit facilities in the U.S., which provide unsecured borrowings for general corporate purposes. At July 31, 2013 and 2012, there was $50.0 million and $41.3 million available for use, respectively. There were no amounts outstanding at July 31, 2013 and $8.7 million outstanding at July 31, 2012. The weighted average interest rate on the short-term borrowings outstanding at July 31, 2012 was 1.0 percent.

The Company has a €100.0 million, or $133.0 million, program for issuing treasury notes for raising short-, medium-, and long-term financing for its European operations. There were no amounts outstanding on this program at July 31, 2013 or 2012. Additionally, the Company’s European operations have lines of credit with an available limit of €44.9 million or $59.8 million. There was nothing outstanding on these lines of credit as of July 31, 2013 or 2012.

Other international subsidiaries may borrow under various credit facilities. There was $9.2 million outstanding under these credit facilities as of July 31, 2013, and $6.4 million as of July 31, 2012. The weighted average interest rate on these short-term borrowings outstanding at July 31, 2013 and July 31, 2012, was 0.4 percent and 0.5 percent, respectively.

NOTE E  Long-Term Debt

Long-term debt consists of the following:

	2013	2012
	(thousands of dollars)
6.59% Unsecured senior notes, interest payable semi-annually, principal payment of $80.0 million due November 14, 2013	$80,000	$80,000
5.48% Unsecured senior notes, interest payable semi-annually, principal payment of $50.0 million due June 1, 2017	50,000	50,000
5.48% Unsecured senior notes, interest payable semi-annually, principal payment of $25.0 million due September 28, 2017	25,000	25,000
5.48% Unsecured senior notes, interest payable semi-annually, principal payment of $25.0 million due November 30, 2017	25,000	25,000
2.019% Guaranteed senior note, interest payable semi-annually, principal payment of ¥1.65 billion due May 18, 2014	16,848	21,117
Capitalized lease obligations and other, with various maturity dates and interest rates	2,520	774
Terminated interest rate swap contracts	2,070	3,938
Total	201,438	205,829
Less current maturities	98,664	2,346
Total long-term debt	$102,774	$203,483

Annual maturities of long-term debt are $98.7 million in 2014, $1.1 million in 2015, $1.1 million in 2016, $50.5 million in 2017, and $50.0 million thereafter. Certain note agreements contain debt covenants related to working capital levels and limitations on indebtedness. As of July 31, 2013, the Company was in compliance with all such covenants.

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

The Company enters into forward exchange contracts of generally less than one year to hedge forecasted foreign currency transactions between its subsidiaries and to reduce potential exposure related to fluctuations in foreign exchange rates for existing recognized assets and liabilities. It also utilizes forward exchange contracts for anticipated intercompany and third-party transactions such as purchases, sales, and dividend payments denominated in local currencies. Forward exchange contracts are designated as cash flow hedges as they are designed to hedge the variability of cash flows associated with the underlying existing recognized or anticipated transactions. Changes in the value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) in shareholders’ equity until earnings are affected by the variability of the underlying cash flows. At that time, the applicable amount of gain or loss from the derivative instrument that is deferred in shareholders’ equity is reclassified to earnings. The Company expects to record $0.2 million of net deferred losses from these forward exchange contracts during the next twelve months. Effectiveness is measured using spot rates to value both the hedge contract and the hedged item. The excluded forward points, as well as any ineffective portions of hedges, are recorded in earnings through the same line as the underlying transaction. During Fiscal 2013, 2012, and 2011, $0.4 million, $0.4 million, and $1.1 million of losses, respectively, were recorded due to the exclusion of forward points from the assessment of hedge effectiveness.

The impact on OCI and earnings from foreign exchange contracts that qualified as cash flow hedges for the twelve months ended July 31, 2013 and 2012, was as follows (thousands of dollars):

	July 31,
	2013	2012
Net carrying amount at beginning of year	$(373)	$241
Cash flow hedges deferred in OCI	672	2,229
Cash flow hedges reclassified to income (effective portion)	81	(2,960)
Change in deferred taxes	(196)	117
Net carrying amount at July 31	$(184)	$(373)

Credit Risk The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps and foreign exchange forward contracts. Collateral is generally not required of the counterparties or of the Company. In the unlikely event a counterparty fails to meet the contractual terms of an interest rate swap or foreign exchange forward contract, the Company’s risk is limited to the fair value of the instrument. The Company had no interest rate swaps outstanding at July 31, 2013 or 2012. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. The Company has not had any historical instances of non-performance by any counterparties, nor does it anticipate any future instances of non-performance.

NOTE G  Fair Value

Fair Value of Financial Instruments At July 31, 2013 and 2012, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term investments, short-term borrowings, long-term debt, and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximated carrying values because of the short-term nature of these instruments. Derivative contracts are reported at their fair values based on third-party quotes. As of July 31, 2013, the estimated fair value of long-term debt with fixed interest rates was $112.3 million compared to its carrying value of $100.0 million and the estimated fair value of short-term debt with fixed interest rates was $98.2 million compared to the carrying value of $96.8 million. The fair value is estimated by discounting the projected cash flows using the rate that similar amounts of debt could currently be borrowed, which is classified as Level 2 in the fair value hierarchy.

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

The following summarizes the Company’s fair value of outstanding derivatives at July 31, 2013, and 2012, on the Consolidated Balance Sheets:

	Significant Other Observable Inputs
	(Level 2)*
	At July 31,
	2013	2012
	(thousands of dollars)
Asset derivatives recorded under the caption Prepaids and other current assets
Foreign exchange contracts	$734	$526
Liability derivatives recorded under the caption Other current liabilities
Foreign exchange contracts	(845)	(1,424)
Forward exchange contracts - net liablity position	$(111)	$(898)

_________________

*	Inputs to the valuation methodology of level 2 assets include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

The Company holds equity method investments which are classified in other assets in the consolidated balance sheets and held at cost. The aggregate carrying amount of these investments was $18.8 million and $20.1 million as of July 31, 2013 and 2012, respectively. These equity method investments are measured at fair value on a nonrecurring basis. The fair value of the Company’s equity method investments has not been estimated as there have been no identified events or changes in circumstance that would have had an adverse impact on the value of these investments. In the event that these investments were required to be measured, these investments would fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value, as the investments are privately-held entities or divisions of public companies without quoted market prices.

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

The Company assesses the impairment of intangible assets and property, plant, and equipment whenever events or changes in circumstances indicate that the carrying amount of intangible assets or property, plant, and equipment assets may not be recoverable. There were no significant impairment charges recorded in Fiscal 2013 or Fiscal 2012. Refer to Note C for further discussion of the annual goodwill impairment analysis and carrying values of intangible assets.

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

On July 31, 2013, the Company adopted a sunset freeze on its U.S. salaried pension plan. Effective August 1, 2013, there will be no new entrants into the plan. Then effective, August 1, 2016, employees hired prior to August 1, 2013 would no longer continue to accrue Company contribution credits under the plan. The accounting for this amendment is reflected in the current year balance sheet and resulted in decreased pension liabilities of $11.7 million with an offset to AOCI as of July 31, 2013 due to a freeze in previously assumed salary increases.

Net periodic pension costs for the Company’s pension plans include the following components:

	2013	2012	2011
	(thousands of dollars)
Service cost	$19,439	$15,464	$16,148
Interest cost	16,953	19,436	19,440
Expected return on assets	(28,111)	(28,114)	(27,538)
Prior service cost amortization	591	725	674
Actuarial loss amortization	10,362	5,696	3,962
Net periodic benefit cost	$19,234	$13,207	$12,686

The obligations and funded status of the Company’s pension plans as of 2013 and 2012, is as follows:

	2013	2012
	(thousands of dollars)
Change in benefit obligation:
Benefit obligation, beginning of year	$461,492	$404,012
Service cost	19,439	15,464
Interest cost	16,953	19,436
Plan amendments	(9)	(781)
Participant contributions	1,207	1,130
Actuarial loss/(gain)	(27,176)	51,914
Currency exchange rates	1,225	(9,689)
Curtailment	(11,692)	—
Benefits paid	(16,496)	(19,994)
Benefit obligation, end of year	$444,943	$461,492

Change in plan assets:
Fair value of plan assets, beginning of year	$387,576	$373,555
Actual return on plan assets	51,524	4,442
Company contributions	28,186	37,915
Participant contributions	1,207	1,130
Currency exchange rates	727	(9,472)
Benefits paid	(16,496)	(19,994)
Fair value of plan assets, end of year	$452,724	$387,576

Funded status:
Funded/(Underfunded) status at July 31, 2013 and 2012	$7,781	$(73,916)

The net overfunded status of $7.8 million at July 31, 2013 is recognized in the accompanying Consolidated Balance Sheet. AOCI at July 31, 2013 consists primarily of unrecognized actuarial losses, net of tax. The loss expected to be recognized in net periodic pension expense during Fiscal 2014 is $8.1 million. The accumulated benefit obligation for all defined benefit pension plans was $427.8 million and $423.6 million at July 31, 2013 and 2012, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $20.5 million, $19.7 million, and $8.4 million, respectively, as of July 31, 2013, and $347.5 million, $335.1 million, and $277.5 million, respectively, as of July 31, 2012.

For the years ended July 31, 2013 and 2012 the U.S. pension plans represented approximately 70 percent and 71 percent, respectively, of the Company’s total plan assets, approximately 71 percent and 74 percent, respectively, of the Company’s total projected benefit obligation, and approximately 75 percent and 71 percent, respectively, of the Company’s total pension expense.

The weighted-average discount rate and rates of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation are as follows:

Weighted average actuarial assumptions	2013	2012
All U.S. plans:
Discount rate	4.58%	3.59%
Rate of compensation increase	2.61%	2.61%
Non - U.S. plans:
Discount rate	4.04%	4.13%
Rate of compensation increase	2.92%	2.86%

The weighted-average discount rates, expected returns on plan assets and rates of increase in future compensation levels used to determine the net periodic benefit cost are as follows:

Weighted average actuarial assumptions	2013	2012	2011
All U.S. plans:
Discount rate	3.59%	4.91%	5.25%
Expected return on plan assets	7.50%	7.75%	8.00%
Rate of compensation increase	2.61%	4.50%	5.00%
Non - U.S. plans:
Discount rate	4.13%	5.36%	5.17%
Expected return on plan assets	5.20%	6.03%	6.17%
Rate of compensation increase	2.86%	3.57%	3.69%

Expected Long-Term Rate of Return To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. As of our measurement date of July 31, 2013, the Company maintained its long-term rate of return for the U.S. pension plans at 7.50 percent. The expected long-term rate of return on assets assumption for the plans outside the U.S. reflects the investment allocation and expected total portfolio returns specific to each plan and country. The expected long-term rate of return on assets shown in the pension benefit disclosure for non-U.S. plans is an asset-based weighted average of all non-U.S. plans.

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

Level 3 – Unobservable inputs for the asset or liability.

The fair values of the assets held by the U.S. pension plans by asset category are as follows (in millions):

	Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Asset Category	(Level 1)	(Level 2)	(Level 3)	Total
2013
Cash	$18.5	$—	$—	$18.5
Global Equity Securities	82.5	50.2	19.4	152.1
Fixed Income Securities	42.9	20.8	60.8	124.5
Real Assets	—	—	22.1	22.1
Total U.S. Assets at July 31, 2013	$143.9	$71.0	$102.3	$317.2
2012
Cash	$0.9	$—	$—	$0.9
Global Equity Securities	61.5	57.3	19.4	138.2
Fixed Income Securities	29.2	19.5	55.0	103.7
Real Assets	—	—	31.4	31.4
Total U.S. Assets at July 31, 2012	$91.6	$76.8	$105.8	$274.2
2011
Cash	$0.3	$—	$—	$0.3
Global Equity Securities	64.8	56.2	17.9	138.9
Fixed Income Securities	36.6	20.1	31.4	88.1
Real Assets	—	—	38.0	38.0
Total U.S. Assets at July 31, 2011	$101.7	$76.3	$87.3	$265.3

Global Equity consists primarily of publicly traded U.S. and non-U.S. equities, Europe, Australasia, Far East (EAFE) index funds, equity private placement funds, private equity investments, and some cash and cash equivalents.  Publicly traded equities are valued at the closing price reported in the active market in which the individual securities are traded.  Index funds are valued at the net asset value (NAV) as determined by the custodian of the fund.  The NAV is based on the fair value of the underlying assets owned by the fund, minus its liabilities then divided by the number of units outstanding. Private equity consists of interests in partnerships that invest in U.S. and non-U.S. equity and debt securities.  This may include a diversified mix of partnership interests including buyouts, restructured/distressed debt, growth equity, mezzanine/subordinated debt, real estate, special situation partnerships, and venture capital investments.  Partnership interest are valued using the most recent general partner statement of fair value, updated for any subsequent partnership interests’ cash flow.

The target allocation for Global Equity investments is 60 percent. The underlying global equity investment managers within the Plan will invest primarily in equity securities spanning across market capitalization, geography, style (value, growth), and other diversifying characteristics.  Managers may invest in common stocks or American Depository Receipts (ADRs), mutual funds, bank or trust company pooled funds, international stocks, stock options for hedging purposes, stock index futures, financial futures for purposes of replicating a major market index, and private equity partnerships.  The Long/Short Equity managers within Global Equity may take long or short positions in equity securities and have the ability to shift exposure from net long to net short. Long/Short Equity managers made up about 15 percent of the global equity portfolio at year-end, and are considered less liquid, as the funds can be partially liquidated on a quarterly basis. Long-only managers are considered liquid. The long-only investment managers are typically valued daily, while long/short equity is valued on a monthly basis. Private equity is considered illiquid and performance is typically valued on a quarterly basis. The underlying assets, however, may be valued less frequently, such as annually, or if and when a potential buyer is identified and has submitted a bid to similar types of investments.

Fixed income consists primarily of investment and non-investment grade debt securities and alternative fixed income-like investments.  Corporate and other bonds and notes are valued at either the yields currently available on comparable securities of issuers with similar credit ratings or valued under a discounted cash flows approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable such as credit and liquidity risks.  Alternative fixed income-like investments consist primarily of private partnership interests in hedge funds of funds.  Partnership interests are valued using the NAV as determined by the administrator or custodian of the fund.

The target allocation for Fixed Income is 25 percent. The Fixed Income class may invest in Debt securities issued or guaranteed by the U.S., its agencies or instrumentalities (including U.S. Government Agency mortgage backed securities), or other investment grade rated debt issued by foreign governments; corporate bonds, debentures and other forms of corporate debt obligations, including equipment trust certificates; Indexed notes, floaters and other variable rate obligations; bank collective funds; mutual funds; insurance company pooled funds and guaranteed investments; futures and options for the purpose of yield curve management; and private debt investments. Fixed Income risk is driven by various factors including, but not limited to, interest rate levels and changes, credit risk, and duration. The current fixed income investment is considered liquid, with daily pricing and liquidity. The Fixed Income class may also invest in a variety of alternative investments.  Alternatives cover an enormous variety of traditional and non-traditional investments and investment strategies, spanning various levels of risk and return. These investments can be made in a broad array of non-traditional investment strategies (including, but not limited to, commodities and futures, distressed securities, short/long--or both--fixed income, international opportunities, relative value) with multiple hedge fund managers.   This class is considered less liquid to illiquid. The liquidity ranges from quarterly to semi-annually and illiquid. Alternative investments are typically valued on a quarterly basis.

Real assets consist of commodity funds, Real Estate Investment Trusts (REITS), and interests in partnerships that invest in private real estate, commodity, and timber investments.  Private investments are valued using the most recent partnership statement of fair value, updated for any subsequent partnership interests’ cash flows.  Commodity funds and REITS are valued at the closing price reported in the active market in which it is traded.

The target allocation for Real Assets is 15 percent. The Fund will invest in real assets to provide a hedge against unexpected inflation, to capture unique sources of returns, and to provide diversification benefits.  The Fund will pursue a real asset strategy through a fund of funds, private investments, and/or a direct investment program that may invest long, short, or both in assets including, but not limited to, domestic and international properties, buildings and developments, timber, and/or commodities. Real assets range from less liquid to illiquid, with about two-thirds of the real asset allocation having monthly liquidity and one-third illiquid. Real asset manager performance is typically reported quarterly, though underlying assets may be valued less frequently.

The following table sets forth a summary of changes in the fair values of the U.S. pension plans’ Level 3 assets for the years ended July 31, 2013, 2012, and 2011 (in millions):

	Global Equity	Fixed Income	Real Assets	Total
Beginning balance at August 1, 2010	$17.3	$33.1	$16.2	$66.6
Unrealized gains	1.5	2.1	3.4	7.0
Realized gains	1.0	—	—	1.0
Purchases	2.3	—	30.4	32.7
Sales	(4.2)	(3.8)	(12.0)	(20.0)
Ending balance at July 31, 2011	$17.9	$31.4	$38.0	$87.3
Unrealized gains	0.1	0.6	(2.1)	(1.4)
Realized gains	1.5	0.4	—	1.9
Purchases	1.0	17.0	2.8	20.8
Sales	(1.1)	(1.7)	—	(2.8)
Net transfers into (out of) level 3	—	7.3	(7.3)	—
Ending balance at July 31, 2012	$19.4	$55.0	$31.4	$105.8
Unrealized gains	(0.8)	6.4	1.1	6.7
Realized gains	1.7	0.7	—	2.4
Purchases	2.1	—	1.0	3.1
Sales	(3.0)	(1.3)	(11.4)	(15.7)
Ending balance at July 31, 2013	$19.4	$60.8	$22.1	$102.3
45

The following table sets forth a summary of the U.S. pension plans’ assets valued at NAV for the year ended July 31, 2013 (in millions):

	Fair Value	Unfunded Commitments	Redemption Frequency (If Currently Eligible)	Redemption Notice Period
Global Equity	$100.4	$7.3	Daily, Quarterly, Annually	10 - 100 days
Fixed Income	124.5	—	Daily, Quarterly, Semi-Annually	65 - 120 days
Real Assets	22.1	9.4	Monthly, Quarterly	30 - 95 days
Total	$247.0	$16.7

Fair values of the assets held by the international pension plans by asset category are as follows (in millions):

	Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Asset Category	(Level 1)	(Level 2)	(Level 3)	Total
2013
Cash	$0.6	$—	$—	$0.6
Global Equity Securities	63.8	—	—	63.8
Fixed Income Securities	6.9	21.0	—	27.9
Equity/Fixed Income	16.9	—	26.3	43.2
Total International Assets at July 31, 2013	$88.2	$21.0	$26.3	$135.5
2012
Global Equity Securities	$37.1	$—	$—	$37.1
Fixed Income Securities	5.9	28.4	—	34.3
Equity/Fixed Income	13.3	—	21.8	35.1
Real Assets	—	6.8	—	6.8
Total International Assets at July 31, 2012	$56.3	$35.2	$21.8	$113.3
2011
Global Equity Securities	$33.5	$—	$—	$33.5
Fixed Income Securities	—	26.5	—	26.5
Equity/Fixed Income	15.4	—	26.3	41.7
Real Assets	—	6.5	—	6.5
Total International Assets at July 31, 2011	$48.9	$33.0	$26.3	$108.2

Global equity consists of diversified growth funds invested across a broad range of traditional and alternative asset classes which may include but are not limited to equities, investment grade and high yield bonds, property, private equity, infrastructure, commodities and currencies.  They may invest directly or hold up to 100 percent of the fund in other collective investment vehicles and may use exchange traded and over the counter financial derivatives, such as currency forwards or futures, for both investment as well as hedging purposes.

Fixed income consists primarily of investment grade debt securities. Corporate bonds and notes are valued at either the yields currently available on comparable securities of issuers with similar credit ratings or valued under a discounted cash flows approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable such as credit and liquidity risks. These funds may also aim to provide liability hedging by offering interest rate and inflation protections which replicates the liability profile of a typical defined benefit pension scheme.

Equity/Fixed Income consists of Level 1 assets that are part of a unit linked fund with a strategic asset allocation of 40 percent fixed income products and 60 percent equity type products. Assets are valued at either the closing price reported if traded on an active market or at yields currently available on comparable securities of issuers with similar credit ratings. Index funds are valued at the net asset value as determined by the custodian of the fund. The Level 3 assets are composed of mathematical reserves on individual contracts and the Company does not have any influence on the investment decisions as made by the insurer due to the specific minimum guaranteed return characteristics of this type of contract. European insurers in general, broadly have a strategic asset allocation with 80 percent to 90 percent fixed income products and 20 percent to 10 percent equity type products (including real estate).

Real Assets consists of property funds. Property funds are valued using the most recent partnership statement of fair value, updated for any subsequent partnership interests’ cash flows.

The following table sets forth a summary of changes in the fair values of the International pension plans’ Level 3 assets for the years ended July 31, 2013, 2012, and 2011 (in millions):

Equity/Fixed
Income
Beginning balance at August 1, 2010	$21.7
Unrealized gains	0.9
Foreign currency exchange	2.5
Purchases	6.2
Sales	(5.0)
Ending balance at July 31, 2011	$26.3
Unrealized gains	1.4
Foreign currency exchange	(3.8)
Purchases	2.6
Sales	(4.6)
Net transfers into (out of) Level 3	(0.1)
Ending balance at July 31, 2012	$21.8
Unrealized gains	1.1
Foreign currency exchange	1.7
Purchases	2.6
Sales	(0.9)
Net transfers into (out of) Level 3	—
Ending balance at July 31, 2013	$26.3

The following table sets forth a summary of the International pension plans’ assets valued at NAV for the year ended July 31, 2013 (in millions):

	Fair Value	Unfunded Commitments	Commitments Redemption Frequency (If Currently Eligible)	Redemption Notice Period
Fixed Income	$13.8	$—	Weekly	N/A
Equity/Fixed Income	32.6	—	Daily, Yearly	90 days
Total	$46.4	$—

Investment Policies and Strategies. For the Company’s U.S. plans, the Company uses a total return investment approach to achieve a long-term return on plan assets, with what the Company believes to be a prudent level of risk for the purpose of meeting its retirement income commitments to employees. The plans’ investments are diversified to assist in managing risk. The Company’s asset allocation guidelines target an allocation of 60 percent global equity securities, 25 percent fixed income and 15 percent real assets (investments into funds containing commodities and real estate). These target allocation guidelines are determined in consultation with the Company’s investment consultant, and through the use of modeling the risk/return trade-offs among asset classes utilizing assumptions about expected annual return, expected volatility/standard deviation of returns, and expected correlations with other asset classes.

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

Estimated Contributions and Future Payments The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. The Company may elect to make additional contributions up to the maximum tax deductible contribution. As such, the Company made contributions of $21.5 million to its U.S. pension plans in Fiscal 2013. The minimum funding requirement for the Company’s U.S. pension plans for Fiscal 2014 is $7.9 million. Per the Pension Protection Act of 2006, this obligation could be met with existing credit balances that resulted from payments above the minimum obligation in prior years. As such, the Company does not anticipate making a contribution in Fiscal 2014 to its U.S. pension plans. The Company made contributions of $6.7 million to its non-U.S. pension plans in Fiscal 2013 and estimates that it will contribute approximately $5.6 million in Fiscal 2014 based upon the local government prescribed funding requirements. Future estimates of the Company’s pension plan contributions may change significantly depending on the actual rate of return on plan assets, discount rates, and regulatory requirements.

Estimated future benefit payments for the Company’s U.S. and non-U.S. plans are as follows (thousands of dollars):

Fiscal Year
2014	$ 23,305
2015	$ 20,622
2016	$ 23,447
2017	$ 28,181
2018	$ 25,624
2019-2023	$137,068

Postemployment and Postretirement Benefit Plans The Company provides certain postemployment and postretirement health care benefits for certain U.S. employees for a limited time after termination of employment. The Company has recorded a liability for its postretirement benefit plan in the amount of $1.3 million and $1.5 million as of July 31, 2013 and July 31, 2012, respectively. The annual cost resulting from these benefits is not material. For measurement purposes, a 7.2 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for Fiscal 2013. The Company has assumed that the long-term rate of increase will decrease gradually to an ultimate annual rate of 4.5 percent. A one-percentage point increase in the health care cost trend rate would increase the Fiscal 2013 and 2012 liability by $0.1 million.

Retirement Savings and Employee Stock Ownership Plan The Company provides a contributory employee savings plan to U.S. employees that permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. Employee contributions of up to 25 percent of compensation are matched at a rate equaling 100 percent of the first 3 percent contributed and 50 percent of the next 2 percent contributed. The Company’s contributions under this plan are based on the level of employee contributions. Total contribution expense for these plans was $7.3 million, $5.5 million, and $9.1 million for the years ended July 31, 2013, 2012, and 2011, respectively. This plan also includes shares from an Employee Stock Ownership Plan (ESOP). As of July 31, 2013, all shares of the ESOP have been allocated to participants. Total ESOP shares are considered to be shares outstanding for earnings per share calculations. In July 2013, the Company announced that Employees hired on or after August 1, 2013 will be eligible for a 3 percent annual Company retirement contribution in addition to the Company’s 401(k) match. Effective August 1, 2016, Employees hired prior to August 1, 2013 will be eligible for the 3 percent annual Company retirement contribution.

Deferred Compensation and Other Benefit Plans The Company provides various deferred compensation and other benefit plans to certain executives. The deferred compensation plan allows these employees to defer the receipt of all of their bonus and other stock related compensation and up to 75 percent of their salary to future periods. Other benefit plans are provided to supplement the benefits for a select group of highly compensated individuals which are reduced because of compensation limitations set by the Internal Revenue Code. The Company has recorded a liability in the amount of $9.5 million for both of the years ended July 31, 2013 and July 31, 2012, related primarily to its deferred compensation plans.

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

Treasury Stock The Company believes that the share repurchase program is a way of providing return to its shareholders. The Board of Directors authorized the repurchase, at the Company’s discretion, of up to 16.0 million shares of common stock under the stock repurchase plan dated March 26, 2010. As of July 31, 2013, the Company had remaining authorization to repurchase 2.6 million shares under this plan. Following is a summary of treasury stock share activity for Fiscal 2013 and 2012:

	2013	2012
Beginning balance at August 1, 2012	3,980,832	13,245,864
Stock repurchases	2,986,794	4,503,587
Net issuance upon exercise of stock options	(1,288,560)	(1,270,526)
Issuance under compensation plans	(174,408)	(89,528)
Stock split and other activity	(13,933)	(12,408,565)
Ending balance at July 31, 2013	5,490,725	3,980,832

NOTE J  Stock Option Plans

Employee Incentive Plans In November 2010 shareholders approved the 2010 Master Stock Incentive Plan (the Plan) that replaced the 2001 Plan that was scheduled to expire on December 31, 2010 and provided for similar awards. The Plan extends through September 2020 and allows for the granting of nonqualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights (SAR), dividend equivalents, and other stock-based awards. Options under the Plan are granted to key employees at market price at the date of grant. Options are generally exercisable for up to 10 years from the date of grant. The Plan also allows for the granting of performance awards to a limited number of key executives. As administered by the Human Resources Committee of the Company’s Board of Directors to date, these performance awards are payable in common stock and are based on a formula which measures performance of the Company over a three-year period. Performance award expense under these plans totaled $0.1 million in Fiscal 2013, $1.9 million in Fiscal 2012, and $1.8 million in Fiscal 2011.

Stock options issued after Fiscal 2002 become exercisable for non-executives in equal increments over three years. Stock options issued after Fiscal 2010 become exercisable for executives in equal increments over three years. Stock options issued from Fiscal 2003 to Fiscal 2010 became exercisable for most executives immediately upon the date of grant. Certain other stock options issued to executives during Fiscal 2004, 2006, and 2007 became exercisable in equal increments over three years. For Fiscal 2013, the Company recorded pre-tax compensation expense associated with stock options of $8.3 million and recorded $2.7 million of related tax benefit. For Fiscal 2012 and 2011, the Company recorded pre-tax compensation expense associated with stock options of $7.8 million and $6.5 million, respectively, and $2.5 million and $2.1 million, respectively, of related tax benefit.

Stock-based employee compensation cost is recognized using the fair-value based method. The Company determined the fair value of these awards using the Black-Scholes option pricing model, with the following weighted average assumptions:

	2013	2012	2011
Risk - free interest rate	<0.03 - 1.7%	<0.11 - 1.8%	<0.12 - 3.1%
Expected volatility	22.5 - 29.7%	25.8 - 31.9%	25.5 - 34.7%
Expected dividend yield	1.0 - 1.4%	1.0%	1.0%
Expected life
Director original grants without reloads	8 years	8 years	8 years
Non - officer original grants	7 years	7 years	8 years
Reload grants	<5 years	<8 years	<8 years
Officer original grants without reloads	8 years	8 years	8 years

Black-Scholes is a widely accepted stock option pricing model. The weighted average fair value for options granted during Fiscal 2013, 2012, and 2011 is $8.18, $9.37, and $8.63 per share, respectively, using the Black-Scholes pricing model.

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

The following table summarizes stock option activity:

		Weighted
	Options	Average Exercise
	Outstanding	Price
Outstanding at July 31, 2010	9,543,624	$15.02
Granted	1,103,202	28.61
Exercised	(2,243,502)	11.55
Canceled	(15,330)	23.60
Outstanding at July 31, 2011	8,387,994	17.72
Granted	1,082,979	34.76
Exercised	(1,379,827)	11.90
Canceled	(34,819)	27.45
Outstanding at July 31, 2012	8,056,327	20.97
Granted	965,050	33.91
Exercised	(1,607,081)	14.79
Canceled	(84,476)	33.94
Outstanding at July 31, 2013	7,329,820	23.88

The total intrinsic value of options exercised during Fiscal 2013, 2012, and 2011 was $33.7 million, $29.5 million, and $34.2 million, respectively.

Shares reserved at July 31, 2013 for outstanding options and future grants were 13,656,154. Shares reserved consist of shares available for grant plus all outstanding options.

The following table summarizes information concerning outstanding and exercisable options as of July 31, 2013:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.00 to $15.89	1,156,373	1.26	$15.29	1,156,373	$15.29
$15.90 to $20.89	1,935,678	3.79	17.44	1,935,678	17.44
$20.90 to $25.89	1,375,689	5.73	21.79	1,375,689	21.79
$25.90 to $30.89	909,199	7.36	29.15	599,727	29.16
$30.90 and above	1,952,881	8.36	34.35	456,550	34.88
	7,329,820	5.42	23.88	5,524,017	20.79
50

At July 31, 2013, the aggregate intrinsic value of shares outstanding and exercisable was $90.7 million and $85.4 million, respectively.

The following table summarizes the status of options which contain vesting provisions:

		Weighted
		Average Grant
		Date Fair
	Options	Value
Non - vested at July 31, 2012	1,805,397	$9.22
Granted	850,500	8.80
Vested	(822,350)	8.90
Canceled	(27,744)	8.98
Non - vested at July 31, 2013	1,805,803	9.18

The total fair value of shares vested during Fiscal 2013, 2012, and 2011 was $29.8 million, $19.5 million, and $10.5 million, respectively.

As of July 31, 2013, there was $7.5 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. This unvested cost is expected to be recognized during Fiscal 2014, Fiscal 2015, and Fiscal 2016.

NOTE K  Income Taxes

The components of earnings before income taxes are as follows:

	2013	2012	2011
	(thousands of dollars)
Earnings before income taxes:
United States	$147,317	$171,101	$117,562
Foreign	200,864	199,679	194,701
Total	$348,181	$370,780	$312,263

The components of the provision for income taxes are as follows:

	2013	2012	2011
	(thousands of dollars)
Income taxes:
Current
Federal	$35,820	$45,468	$26,675
State	4,337	4,012	3,555
Foreign	52,300	50,655	54,785
	92,457	100,351	85,015
Deferred
Federal	7,071	7,391	8,556
State	312	722	191
Foreign	964	(1,769)	(6,790)
	8,347	6,344	1,957
Total	$100,804	$106,479	$86,972

The following table reconciles the U.S. statutory income tax rate with the effective income tax rate:

	2013	2012	2011
Statutory U.S. federal rate	35.0%	35.0%	35.0%
State income taxes	1.2%	1.2%	1.0%
Foreign taxes at lower rates	(6.1)%	(6.0)%	(6.6)%
Export, manufacturing, and research credits	(1.5)%	(1.0)%	(1.6)%
U.S. tax impact on repatriation of earnings	(0.2)%	0.8%	(0.3)%
Change in unrecognized tax benefits	0.5%	(1.0)%	0.1%
Other	0.1%	(0.3)%	0.3%
	29.0%	28.7%	27.9%
51

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	2013	2012
	(thousands of dollars)
Deferred tax assets:
Accrued expenses	$11,580	$10,666
Compensation and retirement plans	23,578	52,986
NOL carryforwards	3,279	3,146
LIFO and inventory reserves	5,037	2,796
Other	3,890	3,697
Deferred tax assets, gross	47,364	73,291
Valuation allowance	(3,228)	(2,945)
Net deferred tax assets	44,136	70,346
Deferred tax liabilities:
Depreciation and amortization	(45,737)	(38,796)
Other	(663)	(394)
Deferred tax liabilities	(46,400)	(39,190)
Prepaid tax assets	4,015	4,251
Net tax asset	$1,751	$35,407

Deferred income tax assets on the face of the balance sheet include $4.0 million and $4.3 million of prepaid tax assets related to intercompany transfers of inventory as of July 31, 2013 and July 31, 2012, respectively.

The effective tax rate for Fiscal 2013 was 29.0 percent compared to 28.7 percent in Fiscal 2012. The increase in the effective tax rate is primarily due to the incremental benefits derived in Fiscal 2012 from the favorable settlement of tax audits. This was partially offset by an increase in tax benefits from international operations and the retroactive reinstatement of the Research and Experimentation Credit in the U.S. in the current year.

The Company has not provided for U.S. income taxes on additional undistributed earnings of non-U.S. subsidiaries of approximately $757.0 million. The Company currently intends to indefinitely reinvest these undistributed earnings as there are significant investment opportunities there or to repatriate the earnings only when it is tax effective to do so. If any portion were to be distributed, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings plus any available foreign tax credit carryovers. Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable.

The Company has cumulative pre-tax loss carryforwards of $3.1 million, which exist in various international subsidiaries. If fully realized, the unexpired net operating losses may be carried forward to offset future local income tax payments of $0.9 million, at current rates of tax. The majority of the remaining net operating loss carryforwards expire more than 5 years out or have no statutory expiration under current local laws. However, as it is more-likely-than-not that certain of these losses will not be realized, a valuation allowance of $0.8 million exists as of July 31, 2013.

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

	2013	2012	2011
	(thousands of dollars)
Gross unrecognized tax benefits at beginning of fiscal year	$16,514	$20,005	$18,994
Additions for tax positions of the current year	5,453	3,323	7,406
Additions for tax positions of prior years	407	261	668
Reductions for tax positions of prior years	(1,640)	(4,462)	(4,059)
Settlements	(277)	—	—
Reductions due to lapse of applicable statute of limitations	(2,038)	(2,613)	(3,004)
Gross unrecognized tax benefits at end of fiscal year	$18,419	$16,514	$20,005
52

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the fiscal year ended July 31, 2013, the Company recognized interest expense, net of tax benefit, of approximately $0.3 million. At July 31, 2013 and July 31, 2012, accrued interest and penalties on a gross basis were $1.1 million and $1.3 million, respectively.

The Company’s uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. The following tax years, in addition to the current year, remain subject to examination, at least for certain issues, by the major tax jurisdictions indicated:

Major Jurisdictions	Open Tax Years
Belgium	2011 through 2012
China	2003 through 2012
France	2010 through 2012
Germany	2009 through 2012
Italy	2003 through 2012
Japan	2012
Mexico	2008 through 2012
Thailand	2005 through 2012
United Kingdom	2012
United States	2011 through 2012

If the Company were to prevail on all unrecognized tax benefits recorded, substantially all of the unrecognized tax benefits would benefit the effective tax rate. With an average statute of limitations of about 5 years, up to $0.8 million of the unrecognized tax benefits could potentially expire in the next 12 month period, unless extended by audit. It is possible that quicker than expected settlement of either current or future audits and disputes would cause additional reversals of previously recorded reserves in the next 12 month period. Currently, the Company has approximately $0.2 million of unrecognized tax benefits that are in formal dispute with various taxing authorities related to transfer pricing and deductibility of expenses. Quantification of an estimated range and timing of future audit settlements cannot be made at this time.

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

The Industrial Products segment sells to various industrial dealers, distributors, and end-users, OEMs of gas-fired turbines, and OEMs and end-users requiring clean air. Products include dust, fume, and mist collectors, compressed air purification systems, air filtration systems for gas turbines, PTFE membrane-based products, and specialized air and gas filtration systems for applications including computer hard disk drives and semi-conductor manufacturing.

Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, interest income, and interest expense. Assets included in Corporate and Unallocated principally are cash and cash equivalents, inventory reserves, certain prepaids, certain investments, other assets, and assets allocated to general corporate purposes.

The Company has an internal measurement system to evaluate performance and allocate resources based on profit or loss from operations before income taxes. The Company’s manufacturing facilities serve both reporting segments. Therefore, the Company uses an allocation methodology to assign costs and assets to the segments. A certain amount of costs and assets relate to general corporate purposes and are not assigned to either segment. Certain accounting policies applied to the reportable segments differ from those described in the summary of significant accounting policies. The reportable segments account for receivables on a net basis and account for inventory on a standard cost basis.

53

Segment allocated assets are primarily accounts receivable, inventories, property, plant, and equipment, and goodwill. Reconciling items included in Corporate and Unallocated are created based on accounting differences between segment reporting and the consolidated, external reporting as well as internal allocation methodologies.

The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating profit and other financial information shown below.

Segment detail is summarized as follows:

	Engine	Industrial	Corporate &	Total
	Products	Products	Unallocated	Company
	(thousands of dollars)
2013
Net sales	$1,504,188	$932,760	$—	$2,436,948
Depreciation and amortization	35,815	22,447	6,028	64,290
Equity earnings in unconsolidated affiliates	4,000	693	—	4,693
Earnings before income taxes	220,892	139,108	(11,819)	348,181
Assets	826,151	527,416	389,989	1,743,556
Equity investments in unconsolidated affiliates	15,563	3,277	—	18,840
Capital expenditures, net of acquired businesses	52,864	33,134	8,897	94,895
2012
Net sales	$1,570,140	$923,108	$—	$2,493,248
Depreciation and amortization	36,646	18,852	5,667	61,165
Equity earnings in unconsolidated affiliates	3,966	769	—	4,735
Earnings before income taxes	227,941	149,249	(6,410)	370,780
Assets	845,176	520,739	364,167	1,730,082
Equity investments in unconsolidated affiliates	17,304	2,822	—	20,126
Capital expenditures, net of acquired businesses	46,816	24,083	7,240	78,139
2011
Net sales	$1,440,495	$853,534	$—	$2,294,029
Depreciation and amortization	36,338	19,396	4,757	60,491
Equity earnings in unconsolidated affiliates	3,302	803	—	4,105
Earnings before income taxes	211,255	123,871	(22,863)	312,263
Assets	888,080	519,730	318,283	1,726,093
Equity investments in unconsolidated affiliates	16,619	2,558	—	19,177
Capital expenditures, net of acquired businesses	36,423	19,442	4,768	60,633

Following are net sales by product within the Engine Products segment and Industrial Products segment:

	2013	2012	2011
	(thousands of dollars)
Engine Products segment:
Off-Road Products	$358,834	$376,870	$327,557
On-Road Products	128,446	163,934	127,107
Aftermarket Products*	900,419	907,306	861,393
Retrofit Emissions Products	12,298	15,354	19,555
Aerospace and Defense Products	104,191	106,676	104,883
Total Engine Products segment	1,504,188	1,570,140	1,440,495
Industrial Products segment:
Industrial Filtration Solutions Products	529,751	553,453	507,646
Gas Turbine Products	232,922	180,669	154,726
Special Applications Products	170,087	188,986	191,162
Total Industrial Products segment	932,760	923,108	853,534
Total Company	$2,436,948	$2,493,248	$2,294,029

_________________

*	Includes replacement part sales to the Company’s OEM Customers.
54

Geographic sales by origination and property, plant, and equipment:

		Property, Plant, &
	Net Sales	Equipment - Net
	(thousands of dollars)
2013
United States	$1,010,934	$166,614
Europe	678,996	123,710
Asia - Pacific	546,406	75,206
Other	200,612	53,750
Total	$2,436,948	$419,280

2012
United States	$1,064,474	$146,328
Europe	678,619	114,266
Asia - Pacific	572,163	80,200
Other	177,992	44,115
Total	$2,493,248	$384,909

2011
United States	$941,218	$141,584
Europe	653,275	131,739
Asia - Pacific	540,874	81,035
Other	158,662	37,144
Total	$2,294,029	$391,502

Concentrations There were no Customers over 10 percent of net sales during Fiscal 2013, 2012, and 2011. There were no Customers over 10 percent of gross accounts receivable in Fiscal 2013 or Fiscal 2011 and one Customer over 10 percent of gross accounts receivable in Fiscal 2012.

NOTE M  Guarantees

The Company and Caterpillar Inc. equally own the shares of Advanced Filtration Systems Inc. (AFSI), an unconsolidated joint venture, and guarantee certain debt of the joint venture. As of July 31, 2013, the joint venture had $29.1 million of outstanding debt, of which the Company guarantees half. In addition, during Fiscal 2013, 2012, and 2011, the Company recorded its equity in earnings of this equity method investment of $2.3 million, $2.0 million, and $1.6 million and royalty income of $6.0 million, $6.2 million, and $6.2 million, respectively, related to AFSI.

At July 31, 2013 and 2012, the Company had a contingent liability for standby letters of credit totaling $12.2 million and $10.9 million, respectively, which have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of a specified bond financing agreement and insurance contract terms as detailed in each letter of credit. At July 31, 2013 and 2012, there were no amounts drawn upon these letters of credit.

NOTE N  Warranty

The Company provides for warranties on certain products. In addition, the Company may incur specific Customer warranty issues. Following is a reconciliation of warranty reserves (in thousands of dollars):

Balance at July 31, 2011	$19,720
Accruals for warranties issued during the reporting period	5,002
Accruals related to pre-existing warranties (including changes in estimates)	(2,956)
Less settlements made during the period	(10,861)
Balance at July 31, 2012	$10,905
Accruals for warranties issued during the reporting period	5,940
Accruals related to pre-existing warranties (including changes in estimates)	(1,081)
Less settlements made during the period	(5,238)
Balance at July 31, 2013	$10,526
55

There were no significant specific warranty matters accrued for in Fiscal 2013 or Fiscal 2012. These warranty matters are not expected to have a material impact on the Company’s results of operations, liquidity, or financial position. There were no significant settlements made in Fiscal 2013. The settlements made during Fiscal 2012 were primarily in relation to the Company’s Retrofit Emissions Product group for $3.6 million, one in the Company’s Off-Road Products group for $1.8 million, and one in the On-Road Product group for $4.1 million.

NOTE O  Commitments and Contingencies

Operating Leases The Company enters into operating leases primarily for office and warehouse facilities, production and non-production equipment, automobiles, and computer equipment. Total expense recorded under operating leases for the periods ended July 31, 2013 and 2012 were $27.5 million and $26.8 million, respectively. Future commitments under operating leases are: $11.4 million in Fiscal 2014, $8.0 million in Fiscal 2015, $4.3 million in Fiscal 2016, $1.9 million in Fiscal 2017, $1.0 million in Fiscal 2018, and $0.1 million thereafter.

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

NOTE P  Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(thousands of dollars)
2013
Net sales	$588,947	$596,036	$619,371	$632,594
Gross margin	198,293	198,977	221,501	228,356
Net earnings	54,113	50,813	69,842	72,609
Basic earnings per share	0.36	0.34	0.47	0.49
Diluted earnings per share	0.36	0.34	0.46	0.48
Dividends declared per share	0.090	0.100	0.130	0.130
Dividends paid per share	0.090	0.090	0.100	0.130

2012
Net sales	$608,295	$580,883	$647,237	$656,833
Gross margin	214,934	200,817	228,229	229,783
Net earnings	68,553	53,821	70,946	70,981
Basic earnings per share	0.46	0.36	0.47	0.47
Diluted earnings per share	0.45	0.35	0.46	0.47
Dividends declared per share	0.075	0.080	0.090	0.090
Dividends paid per share	0.075	0.075	0.080	0.090

Note: the above table reflects the impact of the two-for-one stock split that occurred on March 23, 2012.

NOTE Q  Subsequent Events

On August 13, 2013, the Company announced it had entered into a definitive agreement to sell Ultratroc Gmbh (Ultratroc), a wholly owned subsidiary and manufacturer of compressed air dryers located in Flensburg, Germany, which was effective September 23, 2013. The Ultratroc business is currently part of the Company’s Industrial Products segment. Under the terms of the agreement, Donaldson will continue selling Ultratroc’s compressed air dryers and will retain the naming rights to the brand names “Donaldson Ultrafilter” and “Ultrafilter.” The sale will not have a material impact on the Company’s results of operations, liquidity, or financial position.

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

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with such evaluation during the fiscal quarter ended July 31, 2013, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is in the process of a multi-year implementation of a Strategic Business System project (which is the Company’s global enterprise resource planning, or ERP, system). In fiscal 2014, the Company expects this system will be deployed in certain operations, primarily in the Americas. In response to business integration activities related to the new system, the Company will align and streamline the design and operation of the financial reporting controls environment to be responsive to the changing operating environment.

Management’s Report on Internal Control over Financial Reporting

See Management’s Report on Internal Control over Financial Reporting under Item 8 on page 27.

Report of Independent Registered Public Accounting Firm

See Report of Independent Registered Public Accounting Firm under Item 8 on page 28.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information under the captions “Item 1: Election of Directors”; “Director Selection Process,” “Audit Committee,” “Audit Committee Expertise; Complaint-Handling Procedures,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2013 Proxy Statement is incorporated herein by reference. Information on the Executive Officers of the Company is found under the caption “Executive Officers of the Registrant” on page 7 of this Annual Report on Form 10-K.

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

Item 11. Executive Compensation

The information under the captions “Executive Compensation” and “Director Compensation” of the 2013 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption “Security Ownership” of the 2013 Proxy Statement is incorporated herein by reference.

The following table sets forth information as of July 31, 2013 regarding the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted – average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1980 Master Stock Compensation Plan:
Deferred Stock Gain Plan	57,775	$7.6108	—
1991 Master Stock Compensation Plan:
Deferred Stock Option Gain Plan	572,991	$18.3960	—
Deferred LTC/Restricted Stock	220,008	$12.1824	—
2001 Master Stock Incentive Plan:
Stock Options	3,999,220	$18.5604	—
Deferred Stock Option Gain Plan	3,511	$29.0143	—
Deferred LTC/Restricted Stock	270,002	$18.1362	—
Long-Term Compensation	74,773	$23.7350	—
2010 Master Stock Incentive Plan:
Stock Options	2,304,260	$32.5917	See Note 1
Stock Options for Non-Employee Directors	409,200	32.6111
Long-Term Compensation	32,641	$31.6252	—
Subtotal for plans approved by security holders	7,944,381	$23.1784
Equity compensation plans not approved by security holders:
Non-qualified Stock Option Program for Non-Employee Directors	617,140	$19.9868	See Note 2
ESOP Restoration	39,259	$7.0989	See Note 3
Subtotal for plans not approved by security holders	656,399	19.2160
Total	8,600,780	22.8760

Note 1: The 2010 Master Stock Incentive Plan limits the number of shares authorized for issuance to 9,200,000 during the 10-year term of the plan in addition to any shares forfeited under the 2001 plan. The Plan allows for the granting of nonqualified stock options, incentive stock options, restricted stock, restricted stock units, SAR, dividend equivalents, and other stock-based awards. There are currently 6,326,334 shares of the authorization remaining.

Note 2: The stock option program for non-employee directors (filed as exhibit 10-H to Form 10-Q report filed for the first quarter ended October 31, 2008) provides for each non-employee director to receive annual option grants of 14,400 shares. The 2010 Master Stock Incentive Plan, which was approved by the Company’s stockholders on November 19, 2010, provides for the issuance of stock options to non-employee directors, and the stock option program for non-employee directors has been adopted as a sub-plan under the 2010 Master Stock Incentive Plan and shares issued to directors after December 10, 2010 will be issued under the 2010 Master Stock Incentive Plan.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Policy and Procedures Regarding Transactions with Related Persons” and “Board Oversight and Director Independence” of the 2013 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information under the captions “Independent Auditor Fees” and “Audit Committee Pre-Approval Policies and Procedures” of the 2013 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Documents filed with this report:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings — years ended July 31, 2013, 2012 and 2011

Consolidated Balance Sheets — July 31, 2013 and 2012

Consolidated Statements of Comprehensive Income — years ended July 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows — years ended July 31, 2013, 2012 and 2011

Consolidated Statements of Changes in Shareholders’ Equity — years ended July 31, 2013, 2012 and 2011

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

DONALDSON COMPANY, INC.

Date: September 27, 2013	By:	/s/ William M. Cook
William M. Cook Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 27, 2013.

/s/ William M. Cook	President, Chief Executive Officer and Chairman
William M. Cook	(Principal Executive Officer)

/s/ James F. Shaw	Vice President and Chief Financial Officer
James F. Shaw	(Principal Financial Officer)

/s/ Melissa A. Osland	Controller
Melissa A. Osland	(Principal Accounting Officer)

*	Director
F. Guillaume Bastiaens

*	Director
Andrew J. Cecere

*	Director
Janet M. Dolan

*	Director
Michael J. Hoffman

*	Director
Paul David Miller

*	Director
Jeffrey Noddle

*	Director
Willard D. Oberton

*	Director
James J. Owens

*	Director
Ajita G. Rajendra

*	Director
John P. Wiehoff

*By: /s/ Norman C. Linnell
Norman C. Linnell
As attorney-in-fact

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

DONALDSON COMPANY, INC. AND SUBSIDIARIES

(thousands of dollars)

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other Accounts	Deductions	End of
Description	Period	Expenses	(A)	(B)	Period
Year ended July 31, 2013:
Allowance for doubtful accounts deducted
from accounts receivable	$6,418	$1,241	$230	$(849)	$7,040
Year ended July 31, 2012:
Allowance for doubtful accounts deducted
from accounts receivable	$6,908	$1,151	$(676)	$(965)	$6,418
Year ended July 31, 2011:
Allowance for doubtful accounts deducted
from accounts receivable	$6,315	$482	$481	$(370)	$6,908

Note A - Allowance for doubtful accounts foreign currency translation losses (gains) recorded directly to equity.

Note B - Bad debts charged to allowance, net of reserves and changes in estimates.

EXHIBIT INDEX
ANNUAL REPORT ON FORM 10-K

* 3-A	—	Restated Certificate of Incorporation of Registrant as currently in effect (Filed as Exhibit 3-A to Form 10-Q Report for the Second Quarter ended January 31, 2012)
*3-B	—	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Registrant, dated as of March 3, 2006 (Filed as Exhibit 3-B to 2011 Form 10-K Report)
* 3-C	—	Amended and Restated Bylaws of Registrant (as of January 30, 2009) (Filed as Exhibit 3-C to Form 10-Q Report for the Second Quarter ended January 31, 2009)
* 4	—	**
*4-A	—	Preferred Stock Amended and Restated Rights Agreement between Registrant and Wells Fargo Bank, N.A., as Rights Agent, dated as of January 27, 2006 (Filed as Exhibit 4-A to 2011 Form 10-K Report)
*10-A	—	Officer Annual Cash Incentive Plan (Filed as Exhibit 10-A to 2011 Form 10-K Report)***
*10-B	—	1980 Master Stock Compensation Plan as Amended (Filed as Exhibit 10-A to Form 10-Q Report filed for the first quarter ended October 31, 2008)***
*10-C	—	Form of Performance Award Agreement under 1991 Master Stock Compensation Plan (Filed as Exhibit 10-B to Form 10-Q Report filed for the first quarter ended October 31, 2008)***
*10-D	—	ESOP Restoration Plan (2003 Restatement) (Filed as Exhibit 10-D to 2009 Form 10-K Report)***
*10-E	—	Deferred Compensation Plan for Non-employee Directors as amended (Filed as Exhibit 10-C to Form 10-Q Report filed for the first quarter ended October 31, 2008)***
*10-F	—	Independent Director Retirement and Benefit Plan as amended (Filed as Exhibit 10-D to Form 10-Q Report filed for the first quarter ended October 31, 2008)***
*10-G	—	Supplemental Executive Retirement Plan (2008 Restatement) (Filed as Exhibit 10-G to 2011 Form 10-K Report)***
*10-H	—	1991 Master Stock Compensation Plan as amended (Filed as Exhibit 10-E to Form 10-Q Report filed for the first quarter ended October 31, 2008)***
*10-I	—	Form of Restricted Stock Award under 1991 Master Stock Compensation Plan (Filed as Exhibit 10-F to Form 10-Q Report filed for the first quarter ended October 31, 2008)***
*10-J	—	Form of Agreement to Defer Compensation for certain Executive Officers (Filed as Exhibit 10-G to Form 10-Q Report filed for the first quarter ended October 31, 2008)***
*10-K	—	Stock Option Program for Non-employee Directors (Filed as Exhibit 10-H to Form 10-Q Report filed for the first quarter ended October 31, 2008)***
*10-L	—	Note Purchase Agreement among Donaldson Company, Inc. and certain listed Insurance Companies Dated as of July 15, 1998 (Filed as Exhibit 10-I to Form 10-Q Report filed for the first quarter ended October 31, 2008)
*10-M	—	Second Supplement and First Amendment to Note Purchase Agreement among Donaldson Company, Inc. and certain listed Insurance Companies dated as of September 30, 2004 (Filed as Exhibit 10-N to 2010 Form 10-K Report)
*10-N	—	2001 Master Stock Incentive Plan (Filed as Exhibit 10-O to 2009 Form 10-K Report)***
*10-O	—	Form of Officer Stock Option Award Agreement under the 2001 Master Stock Incentive Plan (Filed as Exhibit 10-P to 2010 Form 10-K Report)***
*10-P	—	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the 2001 Master Stock Incentive Plan (Filed as Exhibit 10-Q to 2010 Form 10-K Report)***
*10-Q	—	Restated Compensation Plan for Non-Employee Directors dated July 28, 2006 (Filed as Exhibit 10-Q to 2011 Form 10-K Report)***
*10-R	—	Restated Long-Term Compensation Plan dated May 23, 2006 (Filed as Exhibit 10-R to 2011 Form 10-K Report)***
*10-S	—	Qualified Performance-Based Compensation Plan (Filed as Exhibit 10-S to 2011 Form 10-K Report)***
*10-T	—	Deferred Compensation and 401(k) Excess Plan (2008 Restatement) (Filed as Exhibit 10-T to 2011 form 10-K Report)***
*10-U	—	Deferred Stock Option Gain Plan (2008 Restatement) (Filed as Exhibit 10-U to 2011 Form 10-K Report) ***
*10-V	—	Excess Pension Plan (2008 Restatement) (Filed as Exhibit 10-V to 2011 Form 10-K Report) ***

*10-W	—	Form of Management Severance Agreement for Executive Officers (Filed as Exhibit 10-A to Form 10-Q Report for the Third Quarter ended April 30, 2008)***
*10-X	—	2010 Master Stock Incentive Plan (Filed as Exhibit 4.5 to Registration Statement on Form S-* (File No. 333-170729) filed on November 19, 2010)***
*10-Y	—	Form of Officer Stock Option Award Agreement under the 2010 Master Stock Incentive Plan (Filed as Exhibit 10.1 to Form 8-K Report filed on December 16, 2010) ***
*10-Z	—	Form of Restricted Stock Award Agreement under the 2010 Master Stock Incentive Plan (Filed as Exhibit 10.2 to Form 8-K Report filed on December 16, 2010) ***
*10-AA	—	Non-Employee Director Automatic Stock Option Grant Program (Filed as Exhibit 10-AA to 2011 Form 10-K Report)***
*10-BB	—	Form of Indemnification Agreement for Directors (Filed as Exhibit 10.1 to Form 8-K Report filed on April 2, 2012)***
*10-CC	—	Form of Employee Director Non-Qualified Stock Option Agreement under the 2010 Master Stock Incentive Plan (Filed as Exhibit 10-CC to 2012 Form 10-K Report)***
*10-DD	—	Form of Management Severance Agreement for Executive Officers (Filed as Exhibit 10.1 to Form 8-K Report filed March 7, 2013)***
*10-EE	—	Compensation Plan for Non-Employee Directors (Filed as Exhibit 10-B to Form 10-Q Report filed March 7, 2013)***
10-FF	—	Non-Employee Director Automatic Stock Option Grant Program***
*10-GG	—	Credit Agreement among Donaldson Company, Inc. and certain listed lending parties dated as of December 7, 2012 (Filed as Exhibit 10.1 to Form 8-K Report filed December 13, 2012)*
11	—	Computation of net earnings per share (See “Earnings Per Share” in “Summary of Significant Accounting Policies” in Note A in the Notes to Consolidated Financial Statements on page 34)
21	—	Subsidiaries
23	—	Consent of PricewaterhouseCoopers LLP
24	—	Powers of Attorney
31-A	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31-B	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	—	The following financial information from the Donaldson Company, Inc. Annual Report on Form 10-K for the fiscal year ended July 31, 2013 as filed with the Securities and Exchange Commission, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows (iv) the Consolidated Statement of Changes in Shareholders’ Equity and (v) the Notes to Consolidated Financial Statements.

_________________

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

