Form 10-Q
period 2013-10-31
DONALDSON CO INC
filed 2013-12-06
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2013 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.

Commission File Number 1-7891

DONALDSON COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $5 Par Value – 146,232,777 shares as of October 31, 2013.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended October 31,
	2013	2012
Net sales	$599,384	$588,947
Cost of sales	384,990	390,654
Gross profit	214,394	198,293
Operating expenses	122,647	124,756
Operating income, net	91,747	73,537
Interest expense	2,614	2,671
Other income, net	(1,654)	(5,812)
Earnings before income taxes	90,787	76,678
Income taxes	29,195	22,565
Net earnings	$61,592	$54,113

Weighted average shares - basic	147,323,138	149,149,429
Weighted average shares - diluted	149,360,875	151,524,125
Net earnings per share - basic	$0.42	$0.36
Net earnings per share - diluted	$0.41	$0.36
Dividends paid per share	$0.13	$0.09

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)
(Unaudited)

	Three Months Ended October 31,
	2013	2012
Net earnings	$61,592	$54,113
Foreign currency translation gain	13,194	25,852
Net loss on hedging derivatives, net of deferred taxes of $100 and $109, respectively	(172)	(293)
Pension and postretirement liability adjustment, net of deferred taxes of $1,619 and $4,339, respectively	3,226	7,595
Total comprehensive income	$77,840	$87,267

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share amounts)
(Unaudited)

	October 31, 2013	July 31, 2013
Assets
Current assets
Cash and cash equivalents	$247,530	$224,138
Short-term investments	135,899	99,750
Accounts receivable, less allowance of $7,097 and $7,040	420,883	430,766
Inventories	242,918	234,820
Prepaids and other current assets	73,696	66,188
Total current assets	$1,120,926	$1,055,662
Property, plant, and equipment, at cost	1,049,549	1,025,013
Less accumulated depreciation	(621,878)	(605,733)
Property, plant, and equipment, net	427,671	419,280
Goodwill	167,077	165,568
Intangible assets, net	39,916	41,307
Other assets	64,335	61,739
Total assets	$1,819,925	$1,743,556

Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings	$5,084	$9,190
Current maturities of long-term debt	98,088	98,664
Trade accounts payable	182,555	186,460
Other current liabilities	186,420	182,121
Total current liabilities	472,147	476,435
Long-term debt	102,500	102,774
Deferred income taxes	25,039	23,604
Other long-term liabilities	56,895	55,556
Total liabilities	656,581	658,369
Shareholders’ equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued	758,216	758,216
Retained earnings	589,574	532,307
Stock compensation plans	20,382	21,745
Accumulated other comprehensive loss	(21,225)	(37,473)
Treasury stock at cost, 5,306,131 and 5,490,725 shares at October 31, 2013 and July 31, 2013, respectively	(183,603)	(189,608)
Total shareholders’ equity	1,163,344	1,085,187
Total liabilities and shareholders’ equity	$1,819,925	$1,743,556

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)
(Unaudited)

	Three Months Ended October 31,
	2013	2012
Operating Activities
Net earnings	$61,592	$54,113
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	16,267	16,026
Changes in operating assets and liabilities	20,481	1,910
Tax benefit of equity plans	(3,408)	(5,527)
Stock compensation plan expense	1,936	1,476
Deferred taxes	(433)	(4,282)
Loss on sale of business	905	—
Other, net	1,579	347
Net cash provided by operating activities	98,919	64,063

Investing Activities
Net expenditures on property, plant, and equipment	(20,530)	(21,404)
Purchases of short-term investments	(46,718)	—
Proceeds from sale of short-term investments	13,316	12,868
Net cash used in investing activities	(53,932)	(8,536)

Financing Activities
Purchase of treasury stock	(12,132)	(50,731)
Repayments of long-term debt	(312)	(126)
Change in short-term borrowings	(3,829)	(28,577)
Dividends paid	(19,000)	(13,292)
Tax benefit of equity plans	3,408	5,527
Exercise of stock options	7,460	5,576
Net cash used in financing activities	(24,405)	(81,623)
Effect of exchange rate changes on cash	2,810	5,077
Increase (decrease) in cash and cash equivalents	23,392	(21,019)
Cash and cash equivalents, beginning of year	224,138	225,789
Cash and cash equivalents, end of period	$247,530	$204,770

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S) (U.S. GAAP) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three-month period ended October 31, 2013 are not necessarily indicative of the results that may be expected for future periods. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2013.

Note B – Inventories

          The components of inventory as of October 31, 2013 and July 31, 2013 are as follows (thousands of dollars):

	October 31, 2013	July 31, 2013
Raw materials	$96,965	$99,814
Work in process	30,351	29,097
Finished products	115,602	105,909
Total inventories	$242,918	$234,820

Note C – Accounting for Stock-Based Compensation

          Stock-based compensation expense is recognized using the fair-value method for all awards. Most of the options granted in the first quarter of Fiscal 2014 were reload options related to options originally granted prior to 2010 which were exercised during the first quarter. A reload stock option is granted for the number of shares tendered as payment for the exercise price and tax withholding obligation upon the exercise of a stock option with a reload provision. The option price of the reload option is equal to the market price of the stock on the date of exercise of the original option and will expire on the same date as the original option which was exercised. The Company determined the fair value of its option awards using the Black-Scholes option pricing model. The following assumptions were used to value the options granted during the three months ended October 31, 2013: range of 6 years to 8 years expected life; expected volatility range of 25.3 percent to 28.0 percent; risk-free interest rate range of 2.18 percent to 2.47 percent; and annual dividend yield of 1.4 percent. The expected life for options granted during the period represents the period of time that the options are expected to be outstanding based on the contractual life and historical data of option holder exercise and termination behavior. Expected volatilities are based upon historical volatility of the Company’s stock over a period at least equal to the expected life of each option grant. Option grants are priced at the fair market value of the Company’s stock on the date of grant. The weighted average fair value for options granted during the three months ended October 31, 2013 and 2012 was $10.30 per share and $3.15 per share, respectively. For both the three months ended October 31, 2013 and 2012, the Company recorded pre-tax stock-based compensation expense associated with stock options of $1.4 million and related tax benefit of $0.4 million in each of the periods.

          The following table summarizes stock option activity during the three months ended October 31, 2013:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at July 31, 2013	7,329,820	$23.88
Granted	10,435	38.38
Exercised	(517,315)	17.70
Canceled	(3,749)	32.81
Outstanding at October 31, 2013	6,819,191	24.36

          The total intrinsic value of options exercised during the three months ended October 31, 2013 and 2012 was $10.7 million and $17.0 million, respectively.

          The following table summarizes information concerning outstanding and exercisable options as of October 31, 2013:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 to $15.89	744,523	1.46	$15.35	744,523	$15.35
$15.90 to $20.89	1,910,574	3.53	17.43	1,910,574	17.43
$20.90 to $25.89	1,352,739	5.47	21.80	1,352,739	21.80
$25.90 to $30.89	898,184	7.11	29.15	589,545	29.16
$30.90 and above	1,913,171	8.29	34.35	415,656	34.90
	6,819,191	5.50	24.36	5,013,037	21.13

          At October 31, 2013, the aggregate intrinsic value of options outstanding and exercisable was $104.0 million and $92.7 million, respectively.

          As of October 31, 2013, there was $6.2 million of total unrecognized compensation expense related to non-vested stock options granted under the 2010 Master Stock Incentive Plan. This unvested expense is expected to be recognized during the remainder of Fiscal Years 2014, 2015, and 2016.

Note D – Net Earnings Per Share

          The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods. For the three months ended October 31, 2013, there were 9,935 options excluded from the diluted net earnings per share calculation. For the three months ended October 31, 2012, there were 923,042 options excluded from the diluted net earnings per share calculation.

          The following table presents information necessary to calculate basic and diluted net earnings per common share (thousands, except per share amounts):

	Three Months Ended October 31,
	2013	2012
Weighted average shares - basic	147,323	149,149
Common share equivalents	2,038	2,375
Weighted average shares - diluted	149,361	151,524
Net earnings for basic and diluted earnings per share computation	$61,592	$54,113
Net earnings per share - basic	$0.42	$0.36
Net earnings per share - diluted	$0.41	$0.36

Note E – Shareholders’ Equity

          The Company’s Board of Directors authorized the repurchase of 15.0 million shares of common stock on September 25, 2013. During the three months ended October 31, 2013, the Company repurchased 339,000 shares for $12.1 million at an average price of $35.76 per share. As of October 31, 2013, the Company had remaining authorization to repurchase up to 14.7 million shares pursuant to the current authorization.

          On November 22, 2013, the Company’s Board of Directors declared a cash dividend in the amount of $0.14 per common share, payable to stockholders of record on December 9, 2013. The dividend will be paid on December 20, 2013.

Note F – Accumulated Other Comprehensive Loss

          In the first quarter of fiscal year 2014, the Company prospectively adopted guidance issued by the Financial Accounting Standards Board (FASB) that requires additional disclosure related to the impact of reclassification adjustments out of accumulated other comprehensive income or loss on net income. Changes in accumulated other comprehensive loss by component are as follows:

(Thousands of dollars)	Foreign currency translation adjustment (a)	Pension benefits	Derivative financial instruments		Total

Balance as of July 31, 2013, net of tax	$50,411	$(87,712)	$(172)		$(37,473)
Other comprehensive (loss) income before reclassifications and tax	12,367	2,474	(206)		$14,635
Tax benefit (expense)	—	(896)	72		$(824)
Other comprehensive (loss) income before reclassifications, net of tax	$12,367	$1,578	$(134)		$13,811
Reclassifications, before tax	827	2,538	(66)		$3,299
Tax benefit (expense)	—	(890)	28		$(862)
Reclassifications, net of tax	827	1,648 (b)	(38)		2,437
Other comprehensive (loss) income, net of tax	13,194	3,226	(172	)(c)	$16,248
Balance at October 31, 2013, net of tax	$63,605	$(84,486)	$(344)		$(21,225)

______________
(a)

Taxes are not provided on cumulative translation adjustments as substantially all translation adjustments relate to earnings that are intended to be indefinitely reinvested outside the U.S. Amounts were reclassified from accumulated other comprehensive loss to other income, net.

(b)

Primarily includes net amortization of prior service costs and actuarial losses included in net periodic benefit cost (see Note K) that were reclassified from accumulated other comprehensive loss to operating expenses or cost of sales.

(c)	Relates to foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to other income, net (see Note L).

Note G – Segment Reporting

          Consistent with FASB guidance related to segment reporting, the Company identified two reportable segments, Engine Products and Industrial Products. Segment selection was based on the internal organization structure, management of operations, and performance evaluation by management and the Company’s Board of Directors. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, interest income, and interest expense. The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report the operating profit and other financial information shown below. Segment detail is summarized as follows (thousands of dollars):

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company
Three Months Ended October 31, 2013:
Net sales	$389,116	$210,268	$—	$599,384
Earnings before income taxes	62,073	31,143	(2,429)	90,787
Assets	864,273	526,142	429,510	1,819,925

Three Months Ended October 31, 2012:
Net sales	$370,660	$218,287	$—	$588,947
Earnings before income taxes	47,424	32,562	(3,308)	76,678
Assets	818,480	539,894	354,124	1,712,498

          There were no Customers that accounted for over 10 percent of net sales for the three months ended October 31, 2013 or 2012. There were no Customers that accounted for over 10 percent of gross accounts receivable as of October 31, 2013 or 2012.

Note H – Goodwill and Other Intangible Assets

          Goodwill is assessed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company performed an impairment assessment during the third quarter of Fiscal 2013 to satisfy its annual impairment requirement. The impairment assessment in the third quarter indicated that the estimated fair values of the reporting units to which goodwill is assigned continued to significantly exceed the corresponding carrying values of the respective reporting units, including recorded goodwill and, as such, no impairment existed at that time. Following is a reconciliation of goodwill for the three months ended October 31, 2013 (thousands of dollars):

	Engine Products	Industrial Products	Total Goodwill
Balance as of July 31, 2013	$72,321	$93,247	$165,568
Foreign exchange translation	170	1,339	1,509
Balance as of October 31, 2013	$72,491	$94,586	$167,077

          As of October 31, 2013, other intangible assets were $39.9 million, a $1.4 million decrease from $41.3 million at July 31, 2013. The decrease in other intangible assets is due to amortization of existing assets of $1.4 million and a slight foreign exchange translation decrease. There were no intangible asset additions during the three months ended October 31, 2013. Expected amortization expense relating to existing intangible assets is as follows (in thousands):

Fiscal Year
Remaining 2014	$3,846
2015	$5,108
2016	$5,105
2017	$4,957
2018	$3,477
2019	$2,926
Thereafter	$14,602

Note I – Guarantees

          The Company and Caterpillar Inc. equally own the shares of Advanced Filtration Systems Inc. (AFSI), an unconsolidated joint venture, and guarantee certain debt of the joint venture. As of October 31, 2013, AFSI had $28.9 million of outstanding debt, of which the Company guarantees half. The Company recorded $0.6 million and $0.7 million of earnings from this equity method investment for the three months ended October 31, 2013 and 2012, respectively. During the three months ended October 31, 2013 and 2012, the Company also recorded royalty income of $1.5 million and $1.6 million, respectively, related to AFSI.

          As of October 31, 2013, the Company had a contingent liability for standby letters of credit totaling $8.8 million that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of insurance contract terms as detailed in each letter of credit. At October 31, 2013, there were no amounts drawn upon these letters of credit.

Note J – Warranty

          The Company estimates warranty expense using quantitative measures based on historical warranty claim experience and evaluation of specific Customer warranty issues. Following is a reconciliation of warranty reserves for the three months ended October 31, 2013 and 2012 (thousands of dollars):

	October 31,
	2013	2012
Beginning balance	$10,526	$10,905
Accruals for warranties issued during the reporting period	1,096	1,411
Accruals related to pre-existing warranties (including changes in estimates)	230	(337)
Less settlements made during the period	(1,640)	(915)
Ending balance	$10,212	$11,064

          There were no significant specific warranty matters accrued for in the periods ended October 31, 2013 or 2012. The Company’s warranty matters are not expected to have a material impact on our results of operations, liquidity, or financial position.

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

          Net periodic pension costs for the Company’s pension plans include the following components:

	Three Months Ended October 31,
	2013	2012
	(thousands of dollars)
Net periodic cost:
Service cost	$4,683	$4,861
Interest cost	4,854	4,248
Expected return on assets	(7,623)	(7,037)
Prior service cost and transition amortization	148	159
Actuarial loss amortization	1,848	2,572
Net periodic benefit cost	$3,910	$4,803

          The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. For the three months ended October 31, 2013, the Company made contributions of $0.9 million to its non-U.S. pension plans and $0.2 million to its U.S. pension plans. The minimum funding requirement for the Company’s U.S. plans for Fiscal 2014 is $7.9 million. Per the Pension Protection Act of 2006, this obligation can be met with existing credit balances that resulted from payments above the minimum obligation in prior years. The Company plans to utilize existing credit balances to meet the minimum obligation. The Company currently estimates that it will contribute an additional $4.5 million to its non-U.S. pension plans during the remainder of Fiscal 2014.

          In July 2013, the Company adopted a sunset freeze on its U.S. salaried pension plan. Effective August 1, 2013, the plan was frozen to any Employees hired on or after August 1, 2013. Effective August 1, 2016, Employees hired prior to August 1, 2013 will no longer continue to accrue Company contribution credits under the plan. The accounting for this amendment did not have an impact on the three months ended October 31, 2013 as the accounting for this amendment impacted Fiscal 2013 results. Additionally, in July 2013, the Company announced that Employees hired on or after August 1, 2013 are eligible for a 3.0 percent annual Company retirement contribution in addition to the Company’s 401(k) match. Effective August 1, 2016, Employees hired prior to August 1, 2013 will be eligible for the 3.0 percent annual Company retirement contribution.

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

          The Company enters into forward exchange contracts of generally less than one year to hedge forecasted foreign currency transactions between its subsidiaries and to reduce potential exposure related to fluctuations in foreign exchange rates for existing recognized assets and liabilities. It also utilizes forward exchange contracts for anticipated intercompany and third-party transactions such as purchases, sales, and dividend payments denominated in local currencies. Forward exchange contracts are designated as cash flow hedges as they are designed to hedge the variability of cash flows associated with the underlying existing recognized or anticipated transactions. Changes in the value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) in shareholders’ equity until earnings are affected by the variability of the underlying cash flows. At that time, the applicable amount of gain or loss from the derivative instrument that is deferred in shareholders’ equity is reclassified to earnings. Effectiveness is measured using spot rates to value both the hedge contract and the hedged item. The excluded forward points, as well as any ineffective portions of hedges, are recorded in earnings through the same line as the underlying transaction. During the first three months of Fiscal 2014, there were no amounts recorded due to hedge ineffectiveness.

          Unrealized losses are reclassified, as appropriate, when earnings are affected by the variability of the underlying cash flows during the term of the hedges. The Company expects to record $0.3 million of net deferred losses from these forward exchange contracts during the next 12 months.

          The impact on accumulated other comprehensive loss and earnings from foreign exchange contracts that qualified as cash flow hedges for the three months ended October 31, 2013 and 2012, was as follows (thousands of dollars):

	October 31,
	2013	2012
Net carrying amount at beginning of year	$(184)	$(373)
Cash flow hedges deferred in other comprehensive income	(297)	(786)
Cash flow hedges reclassified to income (effective portion)	(41)	399
Change in deferred taxes	175	109
Net carrying amount at October 31	$(347)	$(651)

Note M – Fair Values

          At October 31, 2013 and July 31, 2013, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, long-term debt, and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximated carrying values because of the short-term nature of these instruments, and are classified as Level 1 in the fair value hierarchy. As of October 31, 2013, the estimated fair value of long-term debt with fixed interest rates was $112.2 million compared to the carrying value of $100.0 million and the estimated fair value of short-term debt with fixed interest rates was $97.1 million compared to the carrying value of $96.8 million. The fair value is estimated by discounting projected cash flows using the rate that similar amounts of debt could currently be borrowed, which is classified as Level 2 in the fair value hierarchy.

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

          The following summarizes the Company’s fair value of outstanding derivatives at October 31, 2013 and July 31, 2013 on the balance sheets (thousands of dollars):

	Significant Other Observable Inputs (Level 2)*
	October 31, 2013	July 31, 2013
Asset derivatives recorded under the caption Prepaids and other current assets
Foreign exchange contracts	$820	$734
Liability derivatives recorded under the caption Other current liabilities
Foreign exchange contracts	$(1,319)	$(845)
Forward exchange contracts - net liability position	$(499)	$(111)

______________
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

          The Company holds equity method investments which are classified in other assets in the condensed consolidated balance sheets. The aggregate carrying amount of these investments was $17.8 million as of October 31, 2013, and $18.8 million as of July 31, 2013. These equity method investments are measured at fair value on a nonrecurring basis. The fair value of the Company’s equity method investments has not been estimated as there have been no identified events or changes in circumstance that would have had an adverse impact on the value of these investments. In the event that these investments were required to be measured, these investments would fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value, as the investments are privately-held entities without quoted market prices.

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

          The Company assesses the impairment of property, plant, and equipment whenever events or changes in circumstances indicate that the carrying amount of property, plant, and equipment assets may not be recoverable. There were no impairment charges recorded in the first quarter of Fiscal 2014 or 2013.

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

Note O – Income Taxes

          The effective tax rate for the three months ended October 31, 2013 was 32.2 percent compared to 29.4 percent for the prior year first quarter. The current year quarter included $2.1 million of tax expense related to an intercompany dividend.

          The Company’s uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. The following tax years, in addition to the current year, remain subject to examination, at least for certain issues, by the major tax jurisdictions indicated:

Major Jurisdictions	Open Tax Years
Belgium	2011 through 2013
China	2003 through 2012
France	2010 through 2013
Germany	2009 through 2013
Italy	2003 through 2013
Japan	2012 through 2013
Mexico	2008 through 2012
Thailand	2005 through 2013
United Kingdom	2012 through 2013
United States	2011 through 2013

          At October 31, 2013, the total unrecognized tax benefits were $18.6 million and accrued interest and penalties on these unrecognized tax benefits were $1.2 million. The Company recognizes accrued interest related to unrecognized tax benefits in income tax expense. If the Company were to prevail on all unrecognized tax benefits recorded, substantially all of the unrecognized tax benefits would benefit the effective tax rate. With an average statute of limitations of about 5 years, up to $0.9 million of the unrecognized tax benefits could potentially expire in the next 12 month period unless extended by an audit. It is possible that quicker than expected settlement of either current or future audits and disputes would cause additional reversals of previously recorded reserves in the next 12 month period. Currently, the Company has approximately $0.2 million of unrecognized tax benefits that are in formal dispute with various taxing authorities related to transfer pricing and deductibility of expenses. Quantification of an estimated range and timing of future audit settlements cannot be made at this time.

Note P – New Accounting Standards

          In February 2013, the FASB updated the disclosure requirements for accumulated other comprehensive income (AOCI). The updated guidance requires companies to disclose amounts reclassified out of AOCI by component. The updated guidance does not affect how net income or other comprehensive income are calculated or presented. The updated guidance was effective for the Company beginning in the first quarter of Fiscal 2014. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements. For additional information, refer to Note F.

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

          The Company has two reporting segments: Engine Products and Industrial Products. Products in the Engine Products segment consist of air filtration systems, exhaust and emissions systems, liquid filtration systems including hydraulics, fuel and lube, and replacement filters. The Engine Products segment sells to original equipment manufacturers (OEMs) in the construction, mining, agriculture, aerospace, defense, and truck markets, and to independent distributors, OEM dealer networks, private label accounts, and large equipment fleets. Products in the Industrial Products segment include dust, fume, and mist collectors, compressed air purification systems, air filtration systems for gas turbines, PTFE membrane-based products, and specialized air and gas filtration systems for applications including computer hard disk drives and semi-conductor manufacturing. The Industrial Products segment sells to various industrial dealers, distributors, OEMs of gas-fired turbines, and OEMs and end-users requiring clean air.

          The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report.

Overview

          The Company reported diluted net earnings per share of $0.41 for the first quarter of Fiscal 2014, up from $0.36 in the same period of the prior year. Net earnings for the quarter were $61.6 million, compared to $54.1 million in the three months ended October 31, 2013 and 2012, respectively. The Company reported sales in the first quarter of Fiscal 2014 of $599.4 million, an increase of 1.8 percent from $588.9 million in the first quarter of the prior year. The impact of foreign currency translation decreased reported sales by $6.8 million or 1.2 percent in the quarter.

          The Company saw conditions in many of its first-fit equipment end markets stabilize during the quarter, while demand for its replacement filters continued to improve. The Company’s Engine Products’ sales increased 5.0 percent from last year, driven by its Engine Aftermarket and Aerospace and Defense businesses, which grew 7.9 percent and 20.9 percent, respectively. The Company’s Industrial Products’ sales decreased 3.7 percent. Gas Turbine shipments decreased 26.7 percent, but were partially offset by its Industrial Filtration Solutions and Special Applications businesses, which grew 2.2 and 4.1 percent, respectively.

          The Company’s operating margin increased from 12.5 percent in the prior year quarter to 15.3 percent primarily attributable to improved fixed cost absorption due to an increase in production volumes and positive mix impacts from higher aftermarket sales and the decline in large Gas Turbine project shipments. The Company also benefitted from its ongoing Continuous Improvement initiatives, which include Lean, Kaizen, Six Sigma, and cost reduction efforts, partially offset by slightly higher expenses from its Strategic Business Systems project and incentive compensation. For additional information, refer to the gross margin and operating expenses discussions below.

Results of Operations

          The Company’s overall sales increased compared to the first quarter of the prior year as it continues to see signs of stabilization in many of its equipment end-markets, while demand for replacement filters is growing. Sales in the Americas increased $13.4 million or 4.8 percent compared to the first quarter of the prior year and sales increased in Europe $4.0 million or 2.4 percent. The increase in sales in the Americas and Europe were partially offset by a decrease in sales in Asia of $4.4 million or 3.3 percent and a decrease in the rest of the world of $2.5 million or 17.2 percent.

          The impact of foreign currency translation decreased net sales by $6.8 million, or 1.2 percent. Worldwide sales, excluding the impact of foreign currency translation, increased 2.9 percent from the first quarter of the prior year. The impact of foreign currency translation decreased net earnings by $0.5 million, or 0.8 percent for the three-month period ended October 31, 2013.

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

          Following is a reconciliation to the most comparable U.S. GAAP financial measure of these non-U.S. GAAP financial measures (millions of dollars):

	Net Sales	Percent Change in Net Sales
Three Months Ended October 31, 2011:	$608.3	NA
Net sales change, excluding foreign currency translation impact	(2.5)	(0.4)%
Foreign currency translation impact	(16.9)	(2.8)%
Three months ended October 31, 2012	$588.9	(3.2)%

Net sales change, excluding foreign currency translation impact	17.3	3.0%
Foreign currency translation impact	(6.8)	(1.2)%
Three months ended October 31, 2013	$599.4	1.8%

	Net Earnings	Percent Change in Net Earnings
Three Months Ended October 31, 2011:	$68.6	NA
Net earnings change, excluding foreign currency translation impact	(13.2)	(19.2)%
Foreign currency translation impact	(1.3)	(1.9)%
Three months ended October 31, 2012	$54.1	(21.1)%

Net earnings change, excluding foreign currency translation impact	8.0	14.6%
Foreign currency translation impact	(0.5)	(0.8)%
Three months ended October 31, 2013	$61.6	13.8%

          Gross margin was 35.8 percent for the first quarter of 2014 compared to the prior year margin of 33.7 percent. The increase in gross margin is primarily attributable to improved fixed cost absorption due to the increase in production volumes during the three months ended October 31, 2013, which improved gross margin 70 basis points, as well as 60 basis points of favorable product mix due to higher aftermarket sales and a decline in Gas Turbine project shipments. The Company also benefitted 90 basis points from its ongoing Continuous Improvement initiatives. Gross margin included restructuring expenses of $0.6 million, or a negative impact of 10 basis points, in the quarter.

          Purchased raw materials generally represent approximately 60 to 65 percent of the Company’s cost of sales. Of that amount, steel, including fabricated parts, represents approximately 25 percent. Filter media represents approximately 15 to 20 percent and the remainder is primarily made up of petroleum based products and other components. The cost the Company paid for steel during the three months ended October 31, 2013 varied by grade, but in aggregate it decreased slightly compared to the prior year quarter in the U.S. and was comparable to the prior year at our other locations. The Company’s cost of filter media also varies by type but was up slightly compared to the first quarter of Fiscal 2013. The cost of petroleum-based products was generally flat over the prior year quarter. Currently, the market prices for steel and filter media are expected to slightly increase over the near term. The Company enters into selective supply arrangements with certain of our steel suppliers that allow us to reduce volatility in the Company’s costs. The Company currently has steel purchase arrangements in the U.S. with durations ranging from three months to five months for approximately 70 percent of our requirements. The Company believes these arrangements will help reduce the impact of an increasing steel market through March 2014. The Company does strive to recover or offset all material cost increases through selective price increases to its Customers and the Company’s Continuous Improvement initiatives, which include material substitution, process improvement, and product redesigns.

          Operating expenses were $122.6 million for the quarter, down 1.7 percent from $124.8 million in the prior year period. As a percent of sales, operating expenses for the first quarter were 20.5 percent, down from 21.2 percent of sales during the prior year quarter. The Company’s favorable leverage from a lower cost base as well as discretionary cost containment actions improved operating expenses as a percent of sales by 0.5 percent and 0.2 percent, respectively, partially offset by slightly higher expenses related to incentive compensation and its Strategic Business Systems project (which is the Company’s multi-year implementation of a global enterprise resource planning system) which decreased operating expenses as percent of sales by 0.4 percent and 0.1 percent, respectively. Restructuring expenses included in operating expenses were $0.2 million for the first quarter.

          Other income for the first quarter of Fiscal 2014 totaled $1.7 million, compared to $5.8 million in the first quarter of the prior year. The decrease for the first quarter compared to the prior year first quarter was primarily due to $0.9 million of restructuring expenses related to the sale of a facility in Germany, decreases in interest and royalty income of $0.5 million and $0.3 million, respectively, a $0.8 million increase in donations, and an insurance recovery in the prior year period.

          The effective tax rate for the three months ended October 31, 2013 was 32.2 percent compared to 29.4 percent for the prior year first quarter. The current quarter includes $2.1 million of tax expense related to the reorganization of our subsidiary holdings to improve the Company’s Asia Pacific business and legal entity structure.

Operations by Segment

          Following is financial information for the Company’s Engine and Industrial Products segments. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments and interest income and expense. Segment detail is summarized as follows (thousands of dollars):

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company
Three Months Ended October 31, 2013:
Net sales	$389,116	$210,268	$—	$599,384
Earnings before income taxes	62,073	31,143	(2,429)	90,787
Assets	864,273	526,142	429,510	1,819,925

Three Months Ended October 31, 2012:
Net sales	$370,660	$218,287	$—	$588,947
Earnings before income taxes	47,424	32,562	(3,308)	76,678
Assets	818,480	539,894	354,124	1,712,498

          Following are net sales by product within the Engine and Industrial Products segments (thousands of dollars):

	Three Months Ended October 31,
	2013	2012
Engine Products segment:
Off-Road Products	$89,213	$90,997
On-Road Products	32,489	34,756
Aftermarket Products*	238,872	221,293
Aerospace and Defense Products	28,542	23,614
Total Engine Products segment	389,116	370,660

Industrial Products segment:
Industrial Filtration Solutions Products	131,431	128,576
Gas Turbine Products	34,640	47,243
Special Applications Products	44,197	42,468
Total Industrial Products segment	210,268	218,287

Total Company	$599,384	$588,947

______________
*	Includes replacement part sales to the Company’s OEM Engine Products Customers.

Engine Products Segment For the first quarter of Fiscal 2014, worldwide Engine Products sales were $389.1 million, an increase of 5.0 percent from $370.7 million in the first quarter of the prior year, primarily driven by a 7.9 percent increase in Aftermarket Products and a 20.9 percent sales increase in Aerospace and Defense Products. Sales in the Americas and Europe increased by 6.0 percent and 12.8 percent, respectively, partially offset by a decrease in Asia of 4.9 percent compared to the same period in the prior year. The impact of foreign currency translation during the first quarter of Fiscal 2014 decreased sales by $6.4 million, or 1.6 percent. Earnings before income taxes as a percentage of sales increased from 12.8 percent in the prior year period to 16.0 percent. The percentage earnings increase for the three months ended October 31, 2013 was driven by improved fixed cost absorption due to an increase in production volumes and the positive mix impacts from higher aftermarket sales, partially offset by $1.7 million of incremental expenses related to incentive compensation, $0.3 million of incremental expenses related to the Company’s Strategic Business Systems project, and $0.6 million of restructuring expenses.

          Worldwide sales of Off-Road Products in the current quarter were $89.2 million, a decrease of 2.0 percent from $91.0 million in the first quarter of the prior year. Sales of Off-Road Products were down 8.6 percent from the first quarter of the prior year in the Americas and 13.4 percent in Asia, partially offset by an increase of 15.3 percent in Europe. For the current quarter, the sales decreases were driven by continued weakness in mining equipment markets and the negative impacts of foreign currency translation, which were slightly offset by continued strength in the agriculture equipment market and an improvement in the construction equipment market.

          Worldwide sales of On-Road Products in the current quarter were $32.5 million, a decrease of 6.5 percent from $34.8 million in the first quarter of the prior year. Sales decreased 9.1 percent in the Americas and 10.1 percent in Asia, partially offset by a 17.0 percent sales increase in Europe. For the current quarter, sales decreased primarily due to lower emissions sales in the Americas for an OEM program we no longer supply totaling $2.8 million.

          Worldwide sales of Aftermarket Products in the current quarter were $238.9 million, an increase of 7.9 percent from $221.3 million in the first quarter of the prior year. Aftermarket Products sales increased 11.1 percent in the Americas, 9.5 percent in Europe, and 1.5 percent in Asia, respectively. Sales increases for the current quarter were primarily driven by increases in utilization rates of equipment fleets, increased sales of the Company’s proprietary replacements filters, and through expansion of the Company’s product portfolio and distribution. PowerCore proprietary replacement filter sales contributed $4.2 million to the increase over the prior year quarter.

          Worldwide sales of Aerospace and Defense Products were $28.5 million, an increase of 20.9 percent from $23.6 million in the first quarter of the prior year. Sales increased 20.1 percent in the Americas and 29.8 percent in Europe, partially offset by a 37.0 percent sales decrease in Asia. For the current quarter, the sales increases were primarily due to higher helicopter air filter sales, which increased $5.8 million, partially offset by the continued slowdown in U.S. military ground vehicle spending.

Industrial Products Segment For the current quarter, worldwide sales in the Industrial Products segment were $210.3 million, a decrease of 3.7 percent from $218.3 million in the first quarter of the prior year driven by a 26.7 percent decrease in Gas Turbine Products, partially offset by sales increases in Special Applications Products and Industrial Filtration Solutions Products of 4.1 percent and 2.2 percent, respectively. Sales in Europe and Asia decreased by 9.7 percent and 1.8 percent, respectively, compared to the same period in the prior year, partially offset by an increase in the Americas of 1.4 percent. The impact of foreign currency translation during the first quarter decreased sales by $0.4 million, or 0.2 percent. Earnings before income taxes as a percentage of sales for the current quarter of 14.8 percent decreased from 14.9 percent in the prior year period. The earnings percentage decrease for the current quarter was due to restructuring expenses primarily related to the sale of a facility in Germany and incremental expenses related to incentive compensation and the Company’s Strategic Business Systems project, of $1.3 million and $0.3 million, respectively.

          Worldwide sales of Industrial Filtration Solutions Products in the current quarter were $131.4 million, an increase of 2.2 percent from $128.6 million in the prior year. Sales increased 2.6 percent in the Americas and Europe from the prior year period and 3.5 percent in Asia. For the three months ended October 31, 2013, the Company continued to experience stable market conditions globally. Strong replacement air filter sales due to improved manufacturing activity were partially offset by continued soft equipment sales due to a weak capital spending environment. The externally published durable goods index in the U.S. increased 6.6 percent during the first quarter of Fiscal 2014 as compared to last year.

          Worldwide sales of the Company’s Gas Turbine Products in the first quarter were $34.6 million, a decrease of 26.7 percent compared to sales of $47.2 million in the prior year quarter. Gas Turbine Products sales are typically large systems and, as a result, the Company’s shipments and revenues fluctuate from period to period. Sales of Gas Turbine Products systems were down 39.6 percent primarily due to fewer shipments of large systems used in power generation, partially offset by a 7.0 percent increase in replacement filter sales.

          Worldwide sales of Special Application Products were $44.2 million in the current quarter, an increase of 4.1 percent from $42.5 million in the prior year quarter. Sales increased by 15.1 percent in Europe, 3.6 percent in the Americas, and 1.8 percent in Asia from the prior year period. For the current quarter, the sales increase was driven by a worldwide increase in demand for the Company’s semiconductor and venting products for sales increases of 67.3 percent and 26.6 percent in the period, respectively.

Liquidity and Capital Resources

          During the first quarter of Fiscal 2014, $98.9 million of cash was generated from operating activities, compared with $64.1 million in the prior year period. The current quarter saw increases in accrued compensation of $18.9 million and a smaller decrease in accounts payable of $11.6 million compared to the prior year.

          The Company’s inventory balance was $242.9 million as of October 31, 2013, as compared to $234.8 million as of July 31, 2013. The Company’s account receivable balance was $420.9 million as of October 31, 2013, as compared to $430.8 million as of July 31, 2013.

          In the first three months of Fiscal 2014, operating cash flows and cash on hand were used to repurchase 339,000 shares of the Company’s common stock for $12.1 million, to make $20.5 million in capital investments, and to pay $19.0 million in dividends. For additional information regarding share repurchases see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

          At the end of the first quarter, the Company held $247.5 million in cash and cash equivalents, up from $224.1 million at July 31, 2013. Short-term investments were $135.9 million compared to $99.8 million at July 31, 2013. Short-term investments may change quarter to quarter based on maturity dates of existing investments and the Company’s outlook of cash needs, and available access to liquidity. The amount of unused lines of credit as of October 31, 2013 was approximately $540.1 million. Current maturities of long-term debt of $98.1 million at quarter end decreased slightly from $98.7 million at July 31, 2013. Subsequent to October 31, 2013, the Company repaid $80.0 million of these current maturities using cash and short-term borrowings. Long-term debt of $102.5 million at October 31, 2013, slightly decreased from $102.8 million at July 31, 2013. Long-term debt represented 8.1 percent of total long-term capital, defined as long-term debt plus total shareholders’ equity, compared to 8.7 percent at July 31, 2013.

         The majority of the Company’s cash and cash equivalents and short-term investments are held by its foreign subsidiaries as over half of the Company’s earnings occur outside the U.S. Most of these funds are considered permanently reinvested outside the U.S., and will only be repatriated when it is tax effective to do so, as the cash generated from U.S. operations and the Company’s access to liquidity is anticipated to be sufficient for the U.S cash needs. If additional cash were required for the Company’s operations in the U.S., it may be subject to additional U.S. taxes if funds were repatriated from certain foreign subsidiaries.

          The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. The Company may elect to make additional contributions up to the maximum tax deductible contribution. For the three months ended October 31, 2013, the Company made contributions of $0.9 million to its non-U.S. pension plans and $0.2 million to its U.S. pension plans. The minimum funding requirement for the Company’s U.S. plans for Fiscal 2014 is $7.9 million. Per the Pension Protection Act of 2006, this obligation can be met with existing credit balances that resulted from payments above the minimum obligation in prior years. The Company plans to utilize existing credit balances to meet the minimum obligation. The Company currently estimates that it will contribute an additional $4.5 million to its non-U.S. pension plans during the remainder of Fiscal 2014.

          The following table summarizes the Company’s contractual obligations as of October 31, 2013 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$196,777,670	$96,777,670	$—	$100,000,000	$—
Capital lease obligations	2,207,759	840,407	1,308,805	58,547	—
Interest on long-term debt obligations	25,518,564	8,353,572	10,999,784	6,165,208	—
Operating lease obligations	26,841,326	11,205,992	12,656,408	2,867,441	111,485
Purchase obligations (1)	146,496,165	134,232,004	11,375,382	873,434	15,345
Pension and deferred compensation (2)	115,520,754	15,426,686	14,434,054	14,252,209	71,407,805
Total (3)	$513,362,238	$266,836,331	$50,774,433	$124,216,839	$71,534,635

______________
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

(3)

In addition to the above contractual obligations, the Company may be obligated for additional cash outflows of $19.8 million of potential tax obligations, including accrued interest and penalties. The payment and timing of any such payments is affected by the ultimate resolution of the tax years that are under audit or remain subject to examination by the relevant taxing authorities.

          At October 31, 2013, the Company had a contingent liability for standby letters of credit totaling $8.8 million that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of insurance contract terms as detailed in each letter of credit. At October 31, 2013, there were no amounts drawn upon these letters of credit.

          The Company has a five-year, multi-currency revolving credit facility with a group of banks under which the Company may borrow up to $250.0 million. The agreement provides that loans may be made under a selection of currencies and rate formulas including Base Rate Loans or LIBOR Rate Loans. The interest rate on each advance is based on certain market interest rates and leverage ratios. Facility fees and other fees on the entire loan commitment are payable over the duration of this facility. As of October 31, 2013, there were zero borrowings under this facility. The multi-currency revolving facility contains debt covenants specifically related to maintaining a certain interest coverage ratio, and a certain leverage ratio as well as other covenants that, under certain circumstances, can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, create liens, and sell assets. As of October 31, 2013, the Company was in compliance with all such covenants. The Company expects to remain in compliance with these covenants.

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

          The Company does not have any off-balance sheet arrangements, with the exception of the guarantee of 50 percent of certain debt of its joint venture, AFSI, as further discussed in Note J of the Company’s Notes to Condensed Consolidated Financial Statements.

New Accounting Standards

          In February 2013, the FASB updated the disclosure requirements for AOCI. The updated guidance requires companies to disclose amounts reclassified out of AOCI by component. The updated guidance does not affect how net income or other comprehensive income are calculated or presented. The updated guidance is effective for the Company beginning in the first quarter of Fiscal 2014. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements. For additional information, refer to Note F.

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

Critical Accounting Policies

          There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2013.

Outlook

•

The Company is forecasting its total Fiscal 2014 sales to be between $2.45 and $2.55 billion, or up 1 to 5 percent from the prior year. The Company’s current forecast is based on forecasted rates for the Euro at US$1.36 and 98 Yen to the US$.

•

The Company is forecasting its full year operating margin to be 14.2 to 15.0 percent. Included in this forecast is approximately $30 million in operating expense increases for its Strategic Business System project and incentive compensation.

•	The Fiscal 2014 tax rate is projected to be between 29 and 31 percent.

•	The Company is forecasting Fiscal 2014 EPS to be between $1.65 and $1.85.

•	The Company projects that cash generated by operating activities in Fiscal 2014 will be between $320 and $350 million. Capital spending is estimated to be approximately $90 million.

SAFE HARBOR STATEMENT UNDER THE SECURITIES REFORM ACT OF 1995

          The Company, through its management, may make forward-looking statements reflecting the Company’s current views with respect to future events and financial performance. These forward-looking statements, which may be included in reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended July 31, 2013, which could cause actual results to differ materially from historical results or those anticipated. The words or phrases “will likely result,” “are expected to,” “will continue,” “estimate,” “project,” “believe,” “expect,” “anticipate,” “forecast” and similar expressions are intended to identify forward-looking statements within the meaning of Section 21e of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995 (PSLRA). In particular, the Company desires to take advantage of the protections of the PSLRA in connection with the forward-looking statements made in this Quarterly Report on Form 10-Q, including those contained in the “Outlook” section of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

          Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. In addition, the Company wishes to advise readers that the factors listed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended July 31, 2013, as well as other factors, could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed. These factors include, but are not limited to, risks associated with: world economic factors and the ongoing economic uncertainty, the reduced demand for hard disk drive products with the increased use of flash memory, the potential for some Customers to increase their reliance on their own filtration capabilities, currency fluctuations, commodity prices, political factors, the Company’s international operations, highly competitive markets, governmental laws and regulations, including the impact of the various economic stimulus and financial reform measures, the implementation of our new information technology systems, potential global events resulting in market instability including financial bailouts and defaults of sovereign nations, military and terrorist activities, health outbreaks, natural disasters, and other factors included in Item 1A of the Company’s Annual Report on Form 10-K for the year ended July 31, 2013. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

          There have been no material changes in the reported market risk of the Company since July 31, 2013. See further discussion of these market risks in the Company’s Annual Report on Form 10-K for the year ended July 31, 2013.

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

(b)      Changes in Internal Control over Financial Reporting: There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter ended October 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

          There are inherent risks and uncertainties associated with the Company’s global operations that involve the manufacturing and sale of products for highly demanding Customer applications throughout the world. These risks and uncertainties could adversely affect the Company’s operating performances or financial condition. The “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended July 31, 2013, includes a discussion of these risks and uncertainties.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

          The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended October 31, 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
August 1 - August 31, 2013	—	$—	—	2,570,803
September 1 - September 30, 2013	363,523	$35.87	339,255	15,000,000
October 1 - October 31, 2013	20,089	$39.24	—	15,000,000
Total	383,612	$36.05	339,255	15,000,000

______________
(1)

On September 27, 2013, the Company announced that the Board of Directors authorized the repurchase of up to 15.0 million shares of common stock. This repurchase authorization, which is effective until terminated by the Board of Directors, replaced the existing authority that was authorized on March 26, 2010. Shares repurchased during the quarter ended October 31, 2013, were purchased prior to September 27, 2013, as part of the Company’s prior share repurchase authority. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the quarter ended October 31, 2013. However, the “Total Number of Shares Purchased” column of the table above includes 44,357 previously owned shares tendered by option holders in payment of the exercise price of options during the quarter. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of exercising stock options or payment of equity based awards.

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

DONALDSON COMPANY, INC.
(Registrant)

Date: December 6, 2013	By:	/s/ William M. Cook
William M. Cook
Chairman, President and
Chief Executive Officer
(duly authorized officer)

Date: December 6, 2013	By:	/s/ James F. Shaw
James F. Shaw
Vice President,
Chief Financial Officer
(principal financial officer)

Date: December 6, 2013	By:	/s/ Melissa A. Osland
Melissa A. Osland
Corporate Controller
(principal accounting officer)