Form 10-Q
period 2014-01-31
DONALDSON CO INC
filed 2014-03-07
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2014 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.

Commission File Number 1-7891

DONALDSON COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $5 Par Value –145,188,531 shares as of January 31, 2014.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Net sales	$581,622	$596,036	$1,181,006	$1,184,983
Cost of sales	379,974	397,059	764,964	787,713
Gross profit	201,648	198,977	416,042	397,270
Operating expenses	129,540	127,785	252,187	252,541
Operating income, net	72,108	71,192	163,855	144,729
Interest expense	1,999	2,885	4,613	5,556
Other income, net	(4,773)	(2,542)	(6,427)	(8,354)
Earnings before income taxes	74,882	70,849	165,669	147,527
Income taxes	16,542	20,036	45,737	42,601
Net earnings	$58,340	$50,813	$119,932	$104,926

Weighted average shares - basic	146,957,131	147,951,535	147,140,135	148,531,306
Weighted average shares - diluted	149,021,755	149,988,832	149,204,090	150,742,467
Net earnings per share - basic	$0.40	$0.34	$0.82	$0.71
Net earnings per share - diluted	$0.39	$0.34	$0.80	$0.70
Dividends paid per share	$0.14	$0.09	$0.27	$0.18

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Net earnings	$58,340	$50,813	$119,932	$104,926
Foreign currency translation gain (loss)	(18,302)	17,112	(5,108)	42,964
Net gain (loss) on hedging derivatives, net of deferred taxes of ($61), ($307), $39 and ($198), respectively	108	424	(64)	131
Pension and postretirement liability adjustment, net of deferred taxes of $2,585, $2,943, $4,372 and $7,281, respectively	4,044	7,608	7,270	15,203
Total comprehensive income	$44,190	$75,957	$122,030	$163,224

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share amounts)
(Unaudited)

	January 31, 2014	July 31, 2013
Assets
Current assets
Cash and cash equivalents	$259,119	$224,138
Short-term investments	101,153	99,750
Accounts receivable, less allowance of $7,031 and $7,040	395,342	430,766
Inventories	241,133	234,820
Prepaids and other current assets	75,479	66,188
Total current assets	$1,072,226	$1,055,662
Property, plant, and equipment, at cost	1,057,544	1,025,013
Less accumulated depreciation	(630,191)	(605,733)
Property, plant, and equipment, net	427,353	419,280
Goodwill	166,426	165,568
Intangible assets, net	38,622	41,307
Other assets	68,916	61,739
Total assets	$1,773,543	$1,743,556

Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings	$105,138	$9,190
Current maturities of long-term debt	17,802	98,664
Trade accounts payable	165,784	186,460
Other current liabilities	179,375	182,121
Total current liabilities	468,099	476,435
Long-term debt	103,157	102,774
Deferred income taxes	29,920	23,604
Other long-term liabilities	50,197	55,556
Total liabilities	651,373	658,369
Shareholders’ equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued	758,216	758,216
Retained earnings	608,282	532,307
Stock compensation plans	19,517	21,745
Accumulated other comprehensive loss	(35,375)	(37,473)
Treasury stock at cost, 6,338,377 and 5,490,725 shares	(228,470)	(189,608)
Total shareholders’ equity	1,122,170	1,085,187
Total liabilities and shareholders’ equity	$1,773,543	$1,743,556

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)
(Unaudited)

	Six Months Ended January 31,
	2014	2013
Operating Activities
Net earnings	$119,932	$104,926
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	33,167	32,896
Changes in operating assets and liabilities	94	(26,831)
Tax benefit of equity plans	(6,864)	(8,560)
Stock compensation plan expense	7,137	6,218
Deferred taxes	(6,143)	(2,495)
Loss on sale of business	905	—
Other, net	3,377	3,026
Net cash provided by operating activities	151,605	109,180

Investing Activities
Net expenditures on property, plant, and equipment	(42,848)	(51,753)
Purchases of short-term investments	(46,719)	(33,246)
Proceeds from sale of short-term investments	47,369	64,496
Net cash used in investing activities	(42,198)	(20,503)

Financing Activities
Purchase of treasury stock	(66,331)	(60,975)
Repayments of long-term debt	(80,665)	(887)
Change in short-term borrowings	96,901	(37,647)
Dividends paid	(39,414)	(26,495)
Tax benefit of equity plans	6,864	8,560
Exercise of stock options	10,331	9,152
Net cash used in financing activities	(72,314)	(108,292)
Effect of exchange rate changes on cash	(2,112)	10,434
Increase (decrease) in cash and cash equivalents	34,981	(9,181)
Cash and cash equivalents, beginning of year	224,138	225,789
Cash and cash equivalents, end of period	$259,119	$216,608

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S) (U.S. GAAP) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and six month periods ended January 31, 2014, are not necessarily indicative of the results that may be expected for future periods. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2013.

Note B – Inventories

          The components of inventory as of January 31, 2014 and July 31, 2013 are as follows (thousands of dollars):

	January 31, 2014	July 31, 2013
Raw materials	$96,736	$99,814
Work in process	29,760	29,097
Finished products	114,637	105,909
Total inventories	$241,133	$234,820

Note C – Accounting for Stock-Based Compensation

          Stock-based compensation expense is recognized using the fair-value method for all awards. In addition to granting stock options, the Company also granted reload options which were exercised during the six months ended January 31, 2014. A reload stock option is granted for the number of shares tendered as payment for the exercise price and tax withholding obligation upon the exercise of a stock option with a reload provision. The option price of the reload option is equal to the market price of the stock on the date of exercise of the original option and will expire on the same date as the original option which was exercised. The Company determined the fair value of its option awards using the Black-Scholes option pricing model. The following assumptions were used to value the options, including reload options which generally have a shorter contractual life granted during the six months ended January 31, 2014: range of 6 years to 8 years expected life; expected volatility range of 25.1 percent to 28.0 percent; risk-free interest rate range of 1.81 percent to 2.83 percent; and annual dividend yield of 1.4 percent. The expected life for options granted during the period represents the period of time that the options are expected to be outstanding based on the contractual life and historical data of option holder exercise and termination behavior. Expected volatilities are based upon historical volatility of the Company’s stock over a period at least equal to the expected life of each option grant. Option grants have exercise prices equal to the fair market value of the Company’s stock on the date of grant. The weighted average fair value for options granted during the six months ended January 31, 2014 and 2013 was $11.60 per share and $8.33 per share, respectively. For the three and six months ended January 31, 2014, the Company recorded pre-tax stock-based compensation expense associated with stock options of $4.7 million and $6.1 million, respectively, and recorded $1.6 million and $2.0 million, respectively of related tax benefit. For the three and six months ended January 31, 2013, the Company recorded pre-tax stock-based compensation expense associated with stock options of $4.1 million and $5.5 million, respectively, and recorded $1.4 million and $1.8 million, respectively, of related tax benefit.

          The following table summarizes stock option activity during the six months ended January 31, 2014:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at July 31, 2013	7,329,820	$23.88
Granted	847,013	42.16
Exercised	(754,322)	18.41
Canceled	(8,665)	34.62
Outstanding at January 31, 2014	7,413,846	26.51

          The total intrinsic value of options exercised during the six months ended January 31, 2014 and 2013 was $15.9 million and $24.5 million, respectively.

          The following table summarizes information concerning outstanding and exercisable options as of January 31, 2014:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 to $16.69	1,144,781	1.61	$15.88	1,144,781	$15.88
$16.70 to $22.69	2,242,001	4.61	19.15	2,242,001	19.15
$22.70 to $28.69	428,114	3.91	23.01	428,114	23.01
$28.70 to $34.69	1,873,792	7.73	31.57	1,283,086	30.58
$34.70 and above	1,725,158	8.65	38.50	599,953	35.14
	7,413,846	5.84	26.51	5,697,935	23.04

          At January 31, 2014, the aggregate intrinsic value of options outstanding and exercisable was $110.2 million and $103.8 million, respectively.

          As of January 31, 2014, there was $11.2 million of total unrecognized compensation expense related to non-vested stock options granted under the 2010 Master Stock Incentive Plan. This unvested expense is expected to be recognized during the remainder of Fiscal Years 2014, 2015, 2016, and 2017.

Note D – Net Earnings Per Share

          The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods. For the three and six months ended January 31, 2014, there were 822,500 and 835,328 options excluded from the diluted net earnings per share calculation. For the three and six months ended January 31, 2013, there were 1,171,544 and 900,492 options excluded from the diluted net earnings per share calculation.

          The following table presents information necessary to calculate basic and diluted net earnings per common share (thousands, except per share amounts):

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Weighted average shares - basic	146,957	147,952	147,140	148,531
Common share equivalents	2,065	2,037	2,064	2,211
Weighted average shares - diluted	149,022	149,989	149,204	150,742
Net earnings for basic and diluted earnings per share computation	$58,340	$50,813	$119,932	$104,926
Net earnings per share - basic	$0.40	$0.34	$0.82	$0.71
Net earnings per share - diluted	$0.39	$0.34	$0.80	$0.70

Note E – Shareholders’ Equity

          The Company’s Board of Directors authorized the repurchase of 15.0 million shares of common stock on September 25, 2013. During the three months ended January 31, 2014, the Company repurchased 1,300,000 shares for $54.2 million at an average price of $41.70 per share. During the six months ended January 31, 2014, the Company repurchased 1,639,000 shares for $66.3 million at an average price of $40.47 per share. As of January 31, 2014, the Company had remaining authorization to repurchase up to 13.7 million shares.

          On January 31, 2014, the Company’s Board of Directors declared a cash dividend in the amount of $0.14 per common share, payable to stockholders of record on February 19, 2014. The dividend will be paid on March 7, 2014.

Note F – Accumulated Other Comprehensive Loss

          In the first quarter of Fiscal 2014, the Company prospectively adopted guidance issued by the Financial Accounting Standards Board (FASB) that requires additional disclosure related to the impact of reclassification adjustments out of accumulated other comprehensive income or loss on net income. Changes in accumulated other comprehensive loss by component are as follows:

(Thousands of dollars)	Foreign currency translation adjustment (a)	Pension benefits	Derivative financial instruments		Total

Three Months Ended January 31, 2014:

Balance as of October 31, 2013, net of tax	$63,605	$(84,486)	$(344)		$(21,225)
Other comprehensive (loss) income before reclassifications and tax	(18,302)	4,648	267		$(13,387)
Tax benefit (expense)	—	(1,862)	(93)		$(1,955)
Other comprehensive (loss) income before reclassifications, net of tax	$(18,302)	$2,786	$174		$(15,342)
Reclassifications, before tax	—	1,982	(98)		$1,884
Tax benefit (expense)	—	(724)	32		$(692)
Reclassifications, net of tax	—	1,258 (b)	(66)		1,192
Other comprehensive (loss) income, net of tax	(18,302)	4,044	108	(c)	$(14,150)
Balance at January 31, 2014, net of tax	$45,303	$(80,442)	$(236)		$(35,375)

Six Months Ended January 31, 2014:

Balance as of July 31, 2013, net of tax	$50,411	$(87,712)	$(172)		$(37,473)
Other comprehensive (loss) income before reclassifications and tax	(5,935)	7,122	61		$1,248
Tax benefit (expense)	—	(2,758)	(21)		$(2,779)
Other comprehensive (loss) income before reclassifications, net of tax	$(5,935)	$4,364	$40		$(1,531)
Reclassifications, before tax	827	4,520	(164)		$5,183
Tax benefit (expense)	—	(1,614)	60		$(1,554)
Reclassifications, net of tax	827	2,906 (b)	(104)		3,629
Other comprehensive (loss) income, net of tax	(5,108)	7,270	(64	) (c)	$2,098
Balance at January 31, 2014, net of tax	$45,303	$(80,442)	$(236)		$(35,375)

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

Note G – Segment Reporting

          The Company has two reportable segments, Engine Products and Industrial Products. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, interest income, and interest expense. The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report the operating profit and other financial information shown below. Segment detail is summarized as follows (thousands of dollars):

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company
Three Months Ended January 31, 2014:
Net sales	$369,675	$211,947	$—	$581,622
Earnings before income taxes	47,294	28,032	(444)	74,882

Three Months Ended January 31, 2013:
Net sales	$353,840	$242,196	$—	$596,036
Earnings before income taxes	39,025	32,592	(768)	70,849

Six Months Ended January 31, 2014:
Net sales	$758,791	$422,215	$—	$1,181,006
Earnings before income taxes	109,367	59,175	(2,873)	165,669
Assets	836,585	522,062	414,896	1,773,543

Six Months Ended January 31, 2013:
Net sales	$724,500	$460,483	$—	$1,184,983
Earnings before income taxes	86,449	65,154	(4,076)	147,527
Assets	808,349	550,565	359,754	1,718,668

          There were no Customers that accounted for over 10 percent of net sales for the three or six months ended January 31, 2014 or 2013. There were no Customers that accounted for over 10 percent of gross accounts receivable as of January 31, 2014 or July 31, 2013.

Note H – Goodwill and Other Intangible Assets

          Goodwill is assessed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company performed an impairment assessment during the third quarter of Fiscal 2013. The impairment assessment in the third quarter indicated that the estimated fair values of the reporting units to which goodwill is assigned continued to significantly exceed the corresponding carrying values of the respective reporting units, including recorded goodwill and, as such, no impairment existed. Following is a reconciliation of goodwill for the six months ended January 31, 2014 (thousands of dollars):

	Engine Products	Industrial Products	Total Goodwill
Balance as of July 31, 2013	$72,321	$93,247	$165,568
Foreign exchange translation	110	748	$858
Balance as of January 31, 2014	$72,431	$93,995	$166,426

          As of January 31, 2014, other intangible assets were $38.6 million, a $2.7 million decrease from $41.3 million at July 31, 2013. The decrease in other intangible assets is primarily due to amortization of existing assets of $2.6 million. There were no intangible asset additions during the six months ended January 31, 2014. Expected amortization expense relating to existing intangible assets is as follows (in thousands):

Fiscal Year
Remaining 2014	$2,532
2015	$5,041
2016	$5,038
2017	$4,920
2018	$3,476
2019	$2,924
Thereafter	$14,600

Note I – Guarantees

          The Company and Caterpillar Inc. equally own the shares of Advanced Filtration Systems Inc. (AFSI), an unconsolidated joint venture, and guarantee certain debt of the joint venture. As of January 31, 2014, AFSI had $28.6 million of outstanding debt, of which the Company guarantees half. The Company had $0.7 million and no income, respectively, from this equity method investment during the three months ended January 31, 2014 and 2013. The Company recorded $1.3 million and $0.7 million of earnings from this equity method investment for the six months ended January 31, 2014 and 2013, respectively. During the three and six months ended January 31, 2014 and 2013, the Company also recorded royalty income of $1.8 million and $3.3 million, respectively, and $1.3 million and $3.0 million, respectively, related to AFSI.

          As of January 31, 2014, the Company had a contingent liability for standby letters of credit totaling $8.8 million that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of insurance contract terms as detailed in each letter of credit. At January 31, 2014, there were no amounts drawn upon these letters of credit.

Note J – Warranty

          The Company estimates warranty expense using quantitative measures based on historical warranty claim experience and evaluation of specific Customer warranty issues. Following is a reconciliation of warranty reserves for the six months ended January 31, 2014 and 2013 (thousands of dollars):

	January 31,
	2014	2013
Beginning balance	$10,526	$10,905
Accruals for warranties issued during the reporting period	1,710	3,816
Accruals related to pre-existing warranties (including changes in estimates)	(342)	395
Less settlements made during the period	(2,404)	(2,224)
Ending balance	$9,490	$12,892

          There were no significant specific warranty matters accrued for in the periods ended January 31, 2014 or 2013. The Company’s warranty matters are not expected to have a material impact on our results of operations, liquidity, or financial position.

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

          Net periodic pension costs for the Company’s pension plans include the following components:

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
	(thousands of dollars)
Net periodic cost:
Service cost	$4,702	$4,880	$9,385	$9,741
Interest cost	4,863	4,263	9,717	8,511
Expected return on assets	(7,656)	(7,055)	(15,279)	(14,092)
Prior service cost and transition amortization	148	161	296	320
Actuarial loss amortization	1,850	2,577	3,698	5,149
Net periodic benefit cost	$3,907	$4,826	$7,817	$9,629

          The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. For the six months ended January 31, 2014, the Company made contributions of $1.9 million to its non-U.S. pension plans and $0.4 million to its U.S. pension plans. The minimum funding requirement for the Company’s U.S. plans for Fiscal 2014 is $7.9 million. Per the Pension Protection Act of 2006, this obligation can be met with existing credit balances that resulted from payments above the minimum obligation in prior years. The Company plans to utilize existing credit balances to meet the minimum obligation. The Company currently estimates that it will contribute an additional $3.7 million to its non-U.S. pension plans during the remainder of Fiscal 2014.

          In July 2013, the Company adopted a sunset freeze on its U.S. salaried pension plan. Effective August 1, 2013, the plan was frozen to any Employees hired on or after August 1, 2013. Effective August 1, 2016, Employees hired prior to August 1, 2013 will no longer continue to accrue Company contribution credits under the plan. In July 2013, the Company also announced that Employees hired on or after August 1, 2013 are eligible for a 3.0 percent annual Company retirement contribution in addition to the Company’s 401(k) match. Effective August 1, 2016, Employees hired prior to August 1, 2013 will be eligible for the 3.0 percent annual Company retirement contribution.

Note L – Fair Values

          At January 31, 2014 and July 31, 2013, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, long-term debt, and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximated carrying values because of the short-term nature of these instruments, and are classified as Level 1 in the fair value hierarchy. As of January 31, 2014, the estimated fair value of long-term debt with fixed interest rates was $111.4 million compared to the carrying value of $100.0 million and the estimated fair value of short-term debt with fixed interest rates was $16.2 million compared to the carrying value of $16.2 million. The fair value is estimated by discounting projected cash flows using the rate that similar amounts of debt could currently be borrowed, which is classified as Level 2 in the fair value hierarchy.

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

          The following summarizes the Company’s fair value of outstanding derivatives at January 31, 2014 and July 31, 2013 on the balance sheets (thousands of dollars):

	Significant Other Observable Inputs (Level 2)*
	January 31, 2014	July 31, 2013
Asset derivatives recorded under the caption Prepaids and other current assets
Foreign exchange contracts	$1,156	$734

Liability derivatives recorded under the caption Other current liabilities
Foreign exchange contracts	$(960)	$(845)

Forward exchange contracts - net liability position	$196	$(111)

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

          The Company holds equity method investments which are classified in other assets in the condensed consolidated balance sheets. The aggregate carrying amount of these investments was $18.2 million as of January 31, 2014, and $18.8 million as of July 31, 2013. These equity method investments are measured at fair value on a nonrecurring basis. The fair value of the Company’s equity method investments has not been estimated as there have been no identified events or changes in circumstance that would have had an adverse impact on the value of these investments. In the event that these investments were required to be measured, these investments would fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value, as the investments are privately-held entities without quoted market prices.

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

          The Company assesses the impairment of property, plant, and equipment whenever events or changes in circumstances indicate that the carrying amount of property, plant, and equipment assets may not be recoverable. There were no impairment charges recorded during the three or six months ended January 31, 2014 or 2013.

Note M – Commitments and Contingencies

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

Note N – Income Taxes

          The effective tax rate for the three and six months ended January 31, 2014, was 22.1 percent and 27.6 percent, respectively. The effective tax rate for the three and six months ended January 31, 2013, was 28.3 percent and 28.9 percent, respectively. The decrease in our effective tax rate for the three months and six months ended January 31, 2014, was primarily due to a $6.4 million tax benefit recorded in the second quarter of the current year associated with the favorable settlement of a tax audit. The decrease in rate as compared to the three months ended January 31, 2013, was partially offset by non-recurring tax benefits recorded during the prior year quarter primarily related to the expiration of some statutes of limitations and the retroactive reinstatement of the Research and Experimentation Credit in the United States. The decrease in rate as compared to the six months ended January 31, 2013, was partially offset by a $2.1 million tax expense related to an intercompany dividend recorded during the first quarter of Fiscal 2014 and non-recurring tax benefits recorded during the prior year six-month period primarily related to the expiration of some statutes of limitations, the retroactive reinstatement of the Research and Experimentation Credit in the United States, and the tax impact of foreign dividend distributions.

          The Company’s uncertain tax positions are affected by the tax years that are under audit or remain subject to examination by the relevant taxing authorities. The following tax years, in addition to the current year, remain subject to examination, at least for certain issues, by the major tax jurisdictions indicated:

Major Jurisdictions	Open Tax Years
Australia	2009 through 2013
Belgium	2011 through 2013
China	2003 through 2013
Czech Republic	2005 through 2013
France	2011 through 2013
Germany	2009 through 2013
Italy	2003 through 2013
Japan	2012 through 2013
Mexico	2008 through 2012
Thailand	2005 through 2013
United Kingdom	2012 through 2013
United States	2013

          At January 31, 2014, the total unrecognized tax benefits were $13.5 million and accrued interest and penalties on these unrecognized tax benefits were $1.0 million. The Company recognizes accrued interest related to unrecognized tax benefits in income tax expense. If the Company were to prevail on all unrecognized tax benefits recorded, substantially all of the unrecognized tax benefits would benefit the effective tax rate. With an average statute of limitations of about 5 years, up to $1.1 million of the unrecognized tax benefits could potentially expire in the next 12 month period unless extended by an audit. It is possible that quicker than expected settlement of either current or future audits and disputes would cause additional reversals of previously recorded reserves in the next 12 month period. Currently, the Company has approximately $0.2 million of unrecognized tax benefits that are in formal dispute with various taxing authorities related to transfer pricing and deductibility of expenses. Quantification of an estimated range and timing of future audit settlements cannot be made at this time.

Note O – New Accounting Standards Recently Adopted

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

Overview

          The Company reported diluted net earnings per share of $0.39 for the second quarter of Fiscal 2014, up from $0.34 in the same period of the prior year. Net earnings for the quarter were $58.3 million, compared to $50.8 million in the three months ended January 31, 2014 and 2013, respectively. The Company reported sales in the second quarter of Fiscal 2014 of $581.6 million, a decrease of 2.4 percent from $596.0 million in the second quarter of the prior year. The impact of foreign currency translation decreased reported sales by $8.8 million, or 1.5 percent, in the quarter.

          The Company saw conditions in many of its OEM first-fit equipment end markets stabilize during the quarter and increasing demand for its replacement filters. The Company’s Engine Products’ sales increased 4.5 percent from last year, driven by its Engine Aftermarket, which grew 8.9 percent, and OEM sales outside of the United States which grew 3.5 percent, compared to the prior year period. The Company’s Industrial Products’ sales decreased 12.5 percent. Gas Turbine sales decreased 49.5 percent as a result of an anticipated slowdown in new project sales, but were partially offset by sales growth in the Company’s Special Applications and Industrial Filtration Solutions businesses, which grew 5.1 percent and 0.3 percent, respectively.

          The Company’s operating margin for the quarter increased from 11.9 percent in the prior year quarter to 12.4 percent. This change was primarily attributable to positive mix impacts from the decline in large Gas Turbine project shipments and improved fixed cost absorption due to an increase in production volumes and higher aftermarket sales. The Company also benefitted from its ongoing Continuous Improvement initiatives, which include Lean, Kaizen, Six Sigma, and cost reduction efforts, partially offset by slightly higher expenses from its multi-year implementation of a global enterprise resource planning system project (Global ERP Project), and increased incentive compensation. For additional information, refer to the gross margin and operating expenses discussions below.

Results of Operations

          The Company’s overall sales decreased compared to the second quarter of the prior year. The Company continues to see signs of stabilization in many of its equipment end-markets, while demand for replacement filters is growing. The decrease compared to the prior year was primarily driven by a 49.5 percent decrease in our Gas Turbine sales from last year’s record second quarter of $66.3 million. As we have discussed previously, we had a surge in our gas turbine shipments last year, and the overall industry is now absorbing that new electrical generation capacity, driving the current decrease over the prior year period. Sales decreased in Asia by $24.3 million, or 16.5 percent, partially offset by sales increases in Europe of $7.9 million, or 4.9 percent, and the Americas of $3.4 million, or 1.2 percent, compared to the second quarter of the prior year.

          The impact of foreign currency translation during the second quarter of Fiscal 2014 decreased net sales by $8.8 million, or 1.5 percent, from the prior year second quarter. The impact of foreign currency translation on the year-to-date results as of the end of the second quarter of Fiscal 2014 decreased net sales by $15.6 million, or 1.3 percent. Worldwide sales for the second quarter of Fiscal 2014, excluding the impact of foreign currency translation, decreased 0.9 percent from the second quarter of the prior year and increased 1.0 percent year-to-date over the prior year. The impact of foreign currency translation decreased net earnings by $0.7 million, or 1.4 percent, and decreased net earnings by $1.2 million, or 1.1 percent for the three and six months ended January 31, 2014, respectively.

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

          Following is a reconciliation to the most comparable U.S. GAAP financial measure of these non-U.S. GAAP financial measures (millions of dollars):

	Three Month Period		Six Month Period
	Net Sales	Percent Change in Net Sales	Net Sales	Percent Change in Net Sales
Period ended January 31, 2012	$580.9	NA	$1,189.2	NA
Net sales change, excluding foreign currency translation impact	16.8	2.9%	14.4	1.2%
Foreign currency translation impact	(1.7)	(0.3)%	(18.6)	(1.6)%
Period ended January 31, 2013	$596.0	2.6%	$1,185.0	(0.4)%

Net sales change, excluding foreign currency translation impact	(5.6)	(0.9)%	11.6	1.0%
Foreign currency translation impact	(8.8)	(1.5)%	(15.6)	(1.3)%
Period ended January 31, 2014	$581.6	(2.4)%	$1,181.0	(0.3)%

	Three Month Period		Six Month Period
	Net Earnings	Percent Change in Net Earnings	Net Earnings	Percent Change in Net Earnings
Period ended January 31, 2012	$53.8	NA	$122.4	NA
Net earnings change, excluding foreign currency translation impact	(3.2)	(5.9)%	(16.3)	(13.3)%
Foreign currency translation impact	0.2	0.3%	(1.2)	(1.0)%
Period ended January 31, 2013	$50.8	(5.6)%	$104.9	(14.3)%

Net earnings change, excluding foreign currency translation impact	8.2	16.2%	16.2	15.4%
Foreign currency translation impact	(0.7)	(1.4)%	(1.2)	(1.1)%
Period ended January 31, 2014	$58.3	14.8%	$119.9	14.3%

          Gross margin was 34.7 percent for the second quarter of 2014, compared to the prior year margin of 33.4 percent. The increase for the three-month period is primarily attributable to positive mix impacts from the reduction in large Gas Turbine projects and a higher percentage of replacement filter sales due to good utilization of existing equipment in the field. Combined, these factors contributed 80 basis points. In addition, ongoing Continuous Improvement initiatives benefitted the gross margin by 60 basis points and better fixed cost absorption contributed 40 basis points resulting from actions taken in the prior year to better align the Company’s cost structure with current sales levels. Offsetting these benefits was the impact on margin of the stronger dollar in some of our entities, as well as higher incentive compensation costs, and restructuring expenses of $0.5 million in the quarter. Gross margin was 35.2 percent year-to-date, compared to 33.5 percent in the prior year.

          Purchased raw materials generally represent approximately 60 to 65 percent of the Company’s cost of sales. Of that amount, steel, including fabricated parts, represents approximately 25 percent. Filter media represents approximately 15 to 20 percent and the remainder is primarily made up of petroleum based products and other components. The cost the Company paid for steel during the three months ended January 31, 2014 varied by grade, but in aggregate it increased slightly compared to the prior year quarter in the U.S. The Company’s cost of filter media also varies by type but was up slightly compared to the second quarter of Fiscal 2013. The cost of petroleum-based products was generally flat over the prior year quarter. Currently, the market prices for steel and petroleum based products are expected to increase slightly over the near term. The Company enters into selective supply arrangements with certain of our steel suppliers that allow us to reduce volatility in the Company’s costs. The Company currently has steel purchase arrangements in the U.S. with durations ranging from three months to five months for approximately 70 percent of our requirements. The Company believes these arrangements will help reduce the impact of an increasing steel market through May 2014. The Company does strive to recover or offset all material cost increases through selective price increases to its Customers and the Company’s Continuous Improvement initiatives, which include material substitution, process improvement, and product redesigns.

          Operating expenses were $129.5 million for the second quarter, up 1.4 percent from $127.8 million in the prior year period. As a percent of sales, operating expenses for the second quarter were 22.3 percent, up from 21.4 percent of sales during the prior year quarter. The increase in operating expenses as a percent of sales was primarily due to higher incentive compensation expense, incremental expenses related to our Global ERP project, and some reduced fixed cost leverage due to lower sales which contributed 140 basis points. These increases were partially offset by lower pension, insurance, and warranty expenses which reduced our operating expenses as a percent of sales by 50 basis points. Restructuring expenses included in operating expenses were $0.1 million for the second quarter. Operating expenses year-to-date were $252.2 million, or 21.4 percent of sales, compared to $252.5 million, or 21.3 percent of sales, in the prior year.

          Other income, net for the second quarter of Fiscal 2014 totaled $4.8 million, compared to $2.5 million in the second quarter of the prior year. The increase for the second quarter compared to the prior year second quarter was primarily due to $1.1 million of foreign exchange gains, a $0.7 million increase in income generated from the Company’s joint venture, and an increase in royalty income of $0.5 million. Year-to-date other income totaled $6.4 million compared to $8.4 million reported in the prior year. The decrease was driven by $0.9 million of restructuring expenses related to the sale of a facility in Germany. In addition, the prior year included the impact of a favorable insurance recovery. These decreases were partially offset by an increase in foreign exchange gains of $1.6 million, an increase of $0.6 million in income generated from the Company’s joint venture, and an increase in royalty income of $0.3 million.

          The effective tax rate for the three and six months ended January 31, 2014, was 22.1 percent and 27.6 percent, respectively, compared to 28.3 percent and 28.9 percent in the comparable prior year periods. The decrease in our effective tax rate for the three months and six months ended January 31, 2014, was primarily due to a $6.4 million tax benefit recorded in the current-year quarter associated with the favorable settlement of a tax audit. The decrease in rate as compared to the three months ended January 31, 2013, was partially offset by tax benefits recorded during the prior year quarter primarily related to the expiration of some statutes of limitations and the retroactive reinstatement of the Research and Experimentation Credit in the United States. The decrease in rate as compared to the six months ended January 31, 2013, was partially offset by a $2.1 million tax expense related to an intercompany dividend recorded during the previous quarter and tax benefits recorded during the prior year six-month period primarily related to the expiration of some statutes of limitations, the retroactive reinstatement of the Research and Experimentation Credit in the United States, and the tax impact of foreign dividend distributions.

Operations by Segment

          Following is financial information for the Company’s Engine and Industrial Products segments. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments and interest income and expense. Segment detail is summarized as follows (thousands of dollars):

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company
Three Months Ended January 31, 2014:
Net sales	$369,675	$211,947	$—	$581,622
Earnings before income taxes	$47,294	$28,032	$(444)	74,882

Three Months Ended January 31, 2013:
Net sales	$353,840	$242,196	$—	$596,036
Earnings before income taxes	$39,025	$32,592	$(768)	70,849

Six Months Ended January 31, 2014:
Net sales	$758,791	$422,215	$—	$1,181,006
Earnings before income taxes	$109,367	$59,175	$(2,873)	165,669
Assets	$836,585	$522,062	$414,896	1,773,543

Six Months Ended January 31, 2013:
Net sales	$724,500	$460,483	$—	$1,184,983
Earnings before income taxes	$86,449	$65,154	$(4,076)	147,527
Assets	$808,349	$550,565	$359,754	1,718,668

          Following are net sales by product within the Engine and Industrial Products segments (thousands of dollars):

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Engine Products segment:
Off-Road Products	$82,298	$83,262	$171,511	$174,259
On-Road Products	29,828	31,163	62,317	65,919
Aftermarket Products*	234,362	215,224	473,234	436,517
Aerospace and Defense Products	23,187	24,191	51,729	47,805
Total Engine Products segment	369,675	353,840	758,791	724,500

Industrial Products segment:
Industrial Filtration Solutions Products	132,847	132,452	264,278	261,028
Gas Turbine Products	33,461	66,319	68,101	113,562
Special Applications Products	45,639	43,425	89,836	85,893
Total Industrial Products segment	211,947	242,196	422,215	460,483

Total Company	$581,622	$596,036	$1,181,006	$1,184,983

*	Includes replacement part sales to the Company’s OEM Engine Products Customers.

Engine Products Segment For the second quarter of Fiscal 2014, worldwide Engine Products sales were $369.7 million, an increase of 4.5 percent from $353.8 million in the second quarter of the prior year, driven by a 8.9 percent increase in Aftermarket Products. Sales in Europe and the Americas increased by 15.9 percent and 2.4 percent, respectively, partially offset by a decrease in Asia of 2.2 percent compared to the same period in the prior year. The impact of foreign currency translation during the second quarter of Fiscal 2014 decreased sales by $7.5 million, or 2.1 percent. Year-to-date worldwide Engine Products sales were $758.8 million, an increase of 4.7 percent from $724.5 million in the prior year period, driven by an 8.4 percent increase in Aftermarket Products and an 8.2 percent sales increase in Aerospace and Defense Products. Sales in Europe and the Americas increased by 14.3 percent and 4.2 percent, respectively, partially offset by a decrease in Asia of 3.6 percent compared to the same period in the prior year. The impact of foreign currency translation on the year-to-date results as of the second quarter of Fiscal 2014 decreased sales by $13.9 million, or 1.9 percent.

          For the three months ended January 31, 2014, earnings before income taxes as a percentage of Engine Product segment sales were 12.8 percent, an increase from 11.0 percent in the prior year period. Year-to-date earnings before income taxes as a percentage of Engine Products segment sales were 14.4 percent, an increase from 11.9 percent in the prior year. The percentage earnings increases for the three and six months ended January 31, 2014 were driven by improved fixed cost absorption, due to an increase in production volumes, and the positive mix impacts from higher aftermarket sales, partially offset by $3.0 million and $4.6 million, respectively, of incremental expenses related to incentive compensation, $1.1 million and $1.5 million, respectively, of incremental expenses related to the Company’s Global ERP project, and $0.2 million and $0.8 million, respectively, of restructuring expenses.

          Worldwide sales of Off-Road Products in the current quarter were $82.3 million, a decrease of 1.2 percent from $83.3 million in the second quarter of the prior year. Sales of Off-Road Products were down 5.7 percent from the second quarter of the prior year in the Americas and 0.9 percent in Asia, partially offset by an increase of 4.7 percent in Europe. Year-to-date worldwide sales of Off-Road Products totaled $171.5 million, a decrease of 1.6 percent from $174.3 million in the prior year. Year-to-date sales of Off-Road Products were down 7.6 percent in Asia and 7.2 percent from the prior year in the Americas, partially offset by an increase of 9.9 percent in Europe. For the three and six months ended January 31, 2014, the sales decreases were driven by continued weakness in mining equipment markets, which were slightly offset by an improving construction equipment market and continued growth in the agricultural equipment market in Europe.

          Worldwide sales of On-Road Products in the current quarter were $29.8 million, a decrease of 4.3 percent from $31.2 million in the second quarter of the prior year. Sales decreased 10.7 percent in the Americas and 9.8 percent in Asia, partially offset by a sales increase in Europe. Year-to-date worldwide sales of On-Road Products were $62.3 million, a decrease of 5.5 percent from $65.9 million in the prior year. Year-to-date sales decreased 9.9 percent in both the Americas and Asia, partially offset by a sales increase in Europe. For the three and six months ended January 31, 2014, sales decreased primarily due to lower emissions sales in the Americas for an OEM program we no longer supply, totaling $1.7 million and $4.0 million, respectively. The growth in Europe was partially attributable to a pre-buy of air filter systems prior to the Euro VI diesel emissions standards, which went into effect January 1, 2014.

          Worldwide sales of Aftermarket Products in the current quarter were $234.4 million, an increase of 8.9 percent from $215.2 million in the second quarter of the prior year. Aftermarket Products sales increased 19.8 percent in Europe and 8.7 percent in the Americas, partially offset by a sales decrease of 0.8 percent in Asia. Year-to-date worldwide sales of Aftermarket were $473.2 million, an increase of 8.4 percent from $436.5 million in the prior year. Aftermarket Products sales increased 14.4 percent in Europe, 9.9 percent in the Americas, and 0.3 percent in Asia. Sales for the three and six months ended January 31, 2014, were primarily driven by increases in utilization rates of equipment fleets, increased sales of the Company’s innovative replacement filters, and through expansion of the Company’s product portfolio and distribution. PowerCore replacement filter sales contributed $3.6 million to the increase over the prior year quarter and $7.8 million year-to-date.

          Worldwide sales of Aerospace and Defense Products were $23.2 million, a decrease of 4.1 percent from $24.2 million in the second quarter of the prior year. Sales decreased 29.3 percent in Asia and 12.7 percent in the Americas, partially offset by a sales increase of 30.3 percent in Europe. For the three months ended January 31, 2014, the sales decreases were primarily due to the continued slowdown in U.S. military ground vehicle spending. Year-to-date worldwide sales of Aerospace and Defense Products were $51.7 million, an increase of 8.2 percent from $47.8 million in the prior year. Sales increased 30.1 percent in Europe and 3.5 percent in the Americas, partially offset by a 33.7 percent sales decrease in Asia. For the six months ended January 31, 2014, the sales increases were primarily due to higher helicopter air filter sales, which increased $5.8 million, partially offset by the continued slowdown in U.S. military ground vehicle spending.

Industrial Products Segment For the current quarter, worldwide sales in the Industrial Products segment were $211.9 million, a decrease of 12.5 percent from $242.2 million in the second quarter of the prior year. This decrease was driven by a 49.5 percent decrease in Gas Turbine Products, partially offset by sales increases in Special Applications Products and Industrial Filtration Solutions Products of 5.1 percent and 0.3 percent, respectively. Sales in Asia, Europe, and the Americas decreased by 27.2 percent, 6.8 percent, and 1.7 percent, respectively. The impact of foreign currency translation during the second quarter of Fiscal 2014 decreased sales by $1.2 million, or 0.5 percent. Year-to-date global net sales were $422.2 million, a decrease of 8.3 percent from $460.5 million in the prior year. This decrease was driven by a 40.0 percent decrease in Gas Turbine Products, partially offset by sales increases in Special Applications Products and Industrial Filtration Solutions Products of 4.6 percent and 1.2 percent, respectively. Year-to-date sales in Asia, Europe, and the Americas decreased by 16.1 percent, 8.2 percent, and 0.2 percent, respectively, compared to the same period in the prior year. The impact of foreign currency translation on the year-to-date results decreased sales by $1.7 million, or 0.4 percent.

          For the three months ended January 31, 2014, earnings before income taxes as a percentage of sales were 13.2 percent, a decrease from 13.5 percent in the prior year period. Year-to-date earnings before income taxes as a percentage of Industrial Products segment sales were 14.0 percent, a decrease from 14.1 percent in the prior year. The earnings percentage decreases for the three and six months ended January 31, 2014, were due to restructuring expenses primarily related to the sale of a facility in Germany and incremental expenses related to incentive compensation of $2.3 million and $3.7 million, respectively, and the costs of the Company’s Global ERP project of $0.6 million and $0.8 million, respectively.

          Worldwide sales of Industrial Filtration Solutions Products in the current quarter were $132.8 million, an increase of 0.3 percent from $132.5 million in the prior year. Sales increased 6.7 percent in Europe, offset by sales decreases of 7.1 percent and 1.4 percent in Asia and the Americas, respectively, from the prior year period. Year-to-date worldwide sales of Industrial Filtration Solutions Products were $264.3 million, an increase of 1.2 percent from $261.0 million in the prior year. Sales increased 4.7 percent and 0.6 percent in Europe and the Americas, respectively, partially offset by a sales decrease of 2.0 percent in Asia from the prior year period. For the three and six months ended January 31, 2014, the Company continued to experience stable market conditions globally. Strong replacement air filter sales, due to improved manufacturing activity, were partially offset by continued soft new equipment sales due to the continued weak capital spending environment. The externally published durable goods index in the U.S., which has historically been a leading indicator for equipment sales, increased 6.0 percent during the second quarter of Fiscal 2014 as compared to last year.

          Worldwide sales of the Company’s Gas Turbine Products in the second quarter were $33.5 million, a decrease of 49.5 percent compared to sales of $66.3 million in the prior year quarter. Year-to-date global sales of the Company’s Gas Turbine Products were $68.1 million, a decrease of 40.0 percent compared to sales of $113.6 million in the prior year period. Gas Turbine Products sales are typically large systems and, as a result, the Company’s shipments and revenues fluctuate from period to period. Sales of Gas Turbine Products systems were down for the three and six months ended January 31, 2014, primarily due to fewer shipments of large systems used in power generation.

          Worldwide sales of Special Application Products were $45.6 million in the current quarter, an increase of 5.1 percent from $43.4 million in the prior year quarter. Sales increased by 8.1 percent and 6.9 percent in Europe and Asia, respectively, partially offset by a sales decrease of 4.6 percent in the Americas, from the prior year period. Year-to-date worldwide sales of Special Application Products were $89.8 million, an increase of 4.6 percent from $85.9 million in the prior year. Sales increased by 11.5 percent and 4.3 percent in Europe and Asia, respectively, partially offset by a sales decrease of 1.0 percent in the Americas, from the prior year period. For the three and six months ended January 31, 2014, the sales increases were driven by a worldwide increase in demand for the Company’s disk drive, semiconductor, and venting products.

Liquidity and Capital Resources

          During the first six months of Fiscal 2014, $151.6 million of cash was generated from operating activities, compared with $109.2 million in the prior year period. The current year had smaller decreases in accrued compensation and accounts payable of $22.6 million and $10.5 million compared to the prior year, respectively. In addition, the current year income taxes payable increased, which provided $12.1 million of cash compared to the prior year.

          The Company’s inventory balance was $241.1 million as of January 31, 2014, as compared to $234.8 million as of July 31, 2013. The Company’s accounts receivable balance was $395.3 million as of January 31, 2014, as compared to $430.8 million as of July 31, 2013. This decrease was driven by a decrease in the Company’s sales compared to the fourth quarter of the prior fiscal year.

          In the first six months of Fiscal 2014, operating cash flows and cash on hand were used to repurchase 1,639,000 shares of treasury stock for $66.3 million, to make $42.8 million in capital investments, and to pay $39.4 million in dividends. For additional information regarding share repurchases see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

          At the end of the second quarter, the Company held $259.1 million in cash and cash equivalents, up from $224.1 million at July 31, 2013. Short-term investments were $101.2 million compared to $99.8 million at July 31, 2013. Short-term investments may change quarter to quarter based on maturity dates of existing investments, the Company’s outlook of cash needs, and available access to liquidity. The amount of unused lines of credit as of January 31, 2014 was approximately $438.7 million. Current maturities of long-term debt of $17.8 million at quarter-end decreased from $98.7 million at July 31, 2013. In the current quarter, the Company repaid $80.0 million of current maturities of long-term debt using cash and short-term borrowings. Long-term debt of $103.2 million at January 31, 2014, slightly increased from $102.8 million at July 31, 2013. Long-term debt represented 8.4 percent of total long-term capital, defined as long-term debt plus total shareholders’ equity, compared to 8.7 percent at July 31, 2013.

          The majority of the Company’s cash and cash equivalents and short-term investments are held by its foreign subsidiaries as over half of the Company’s earnings occur outside the U.S. Most of these funds are considered permanently reinvested outside the U.S., and will only be repatriated when it is tax effective to do so, as the cash generated from U.S. operations and the Company’s access to liquidity is anticipated to be sufficient for the U.S cash needs. If additional cash were required for the Company’s operations in the U.S. and funds were repatriated from certain foreign subsidiaries, it may be subject to additional U.S. taxes.

          The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. The Company may elect to make additional contributions up to the maximum tax deductible contribution. For the six months ended January 31, 2014, the Company made contributions of $1.9 million to its non-U.S. pension plans and $0.4 million to its U.S. pension plans. The minimum funding requirement for the Company’s U.S. plans for Fiscal 2014 is $7.9 million. Per the Pension Protection Act of 2006, this obligation can be met with existing credit balances that resulted from payments above the minimum obligation in prior years. The Company plans to utilize existing credit balances to meet the minimum obligation. The Company currently estimates that it will contribute an additional $3.7 million to its non-U.S. pension plans during the remainder of Fiscal 2014.

The following table summarizes the Company’s contractual obligations as of January 31, 2014 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$116,170,922	$16,170,922	$—	$100,000,000	$—
Capital lease obligations	3,347,644	1,221,367	2,126,277	—	—
Interest on long-term debt obligations	20,838,349	5,711,665	11,015,684	4,111,000	—
Operating lease obligations	25,235,709	10,986,158	11,471,743	2,694,006	83,802
Purchase obligations (1)	163,550,391	155,582,600	7,440,174	527,617	—
Pension and deferred compensation (2)	114,932,390	15,261,251	14,287,265	14,208,991	71,174,883
Total (3)	$444,075,405	$204,933,963	$46,341,143	$121,541,614	$71,258,685

(1)

Purchase obligations consist primarily of inventory, tooling, contract employment services, and capital expenditures. The Company’s purchase orders for inventory are based on expected Customer demand and quantities and dollar volumes are subject to change.

(2)

Pension and deferred compensation consists of long-term pension liabilities and salary and bonus deferrals elected by certain executives under the Company’s deferred compensation plan. Deferred compensation balances earn interest based on a treasury bond rate as defined by the plan (10-year treasury bond STRIP rate plus two percent for deferrals prior to January 1, 2011, and 10-year treasury bond rates for deferrals after December 31, 2010) and approved by the Human Resources Committee of the Board of Directors, and are payable at the election of the participants.

(3)

In addition to the above contractual obligations, the Company may be obligated for additional cash outflows of $14.5 million of potential tax obligations, including accrued interest and penalties. The payment and timing of any such payments is affected by the ultimate resolution of the tax years that are under audit or remain subject to examination by the relevant taxing authorities.

          At January 31, 2014, the Company had a contingent liability for standby letters of credit totaling $8.8 million that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of insurance contract terms as detailed in each letter of credit. At January 31, 2014, there were no amounts drawn upon these letters of credit.

          The Company has a five-year, multi-currency revolving credit facility with a group of banks under which the Company may borrow up to $250.0 million. The agreement provides that loans may be made under a selection of currencies and rate formulas including Base Rate Loans or LIBOR Rate Loans. The interest rate on each advance is based on certain market interest rates and leverage ratios. Facility fees and other fees on the entire loan commitment are payable over the duration of this facility. As of January 31, 2014, there was $90.0 million outstanding on this facility. The multi-currency revolving facility contains debt covenants specifically related to maintaining a certain interest coverage ratio, and a certain leverage ratio as well as other covenants that, under certain circumstances, can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, create liens, and sell assets. As of January 31, 2014, the Company was in compliance with all such covenants. The Company expects to remain in compliance with these covenants.

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

New Accounting Standards Not Yet Adopted

          In February 2013, the Financial Accounting Standards Board (FASB) issued guidance related to obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This guidance is effective for the Company beginning the first quarter of Fiscal 2015. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Critical Accounting Policies

          There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2013.

Outlook

•

We project our Company’s full fiscal year sales to be between $2.45 and $2.55 billion, or an increase of 1 to 5 percent, including the negative impact of foreign currency exchanges rates. Our forecast is based on the Euro at US$1.35 and 101 Yen to the US$.

•

Our full-year operating margin forecast is 14.2 to 14.8 percent. Included in this forecast is approximately $30 million in operating expense increases for our Global ERP project and incentive compensation.

•	Our Fiscal 2014 tax rate is anticipated to be between 28 and 30 percent.
•	We forecast our full-year Fiscal 2014 earnings per share to be between $1.65 and $1.85.
•	Cash generated by operating activities for Fiscal 2014 is projected to be between $280 and $320 million. Our capital spending for Fiscal 2014 is estimated to be approximately $90 million.

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

(b)     Changes in Internal Control over Financial Reporting: There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter ended January 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

          The Company is in the process of a multi-year implementation of a global enterprise resource planning, or ERP, system. In the second quarter of Fiscal 2014, the Company began deploying the system in certain operations, primarily in the Americas. In response to business integration activities related to the new system, the Company is aligning and streamlining the design and operation of the financial reporting controls environment to be responsive to the changing operating environment.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

          The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended January 31, 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
November 1 - November 30, 2013	132,883	$41.84	111,800	14,888,200
December 1 - December 31, 2013	1,001,538	$41.81	977,905	13,910,295
January 1 - January 31, 2014	210,100	$41.07	210,100	13,700,195
Total	1,344,521	$41.70	1,299,805	13,700,195

(1)

On September 27, 2013, the Company announced that the Board of Directors authorized the repurchase of up to 15.0 million shares of common stock. This repurchase authorization, which is effective until terminated by the Board of Directors, replaced the existing authority that was authorized on March 26, 2010. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the quarter ended January 31, 2014. However, the “Total Number of Shares Purchased” column of the table above includes 44,716 previously owned shares tendered by option holders in payment of the exercise price of options during the quarter. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of exercising stock options or payment of equity based awards.

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

31-B – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 – Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 – The following information from the Donaldson Company, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2014 as filed with the Securities and Exchange Commission, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) The Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

DONALDSON COMPANY, INC.
(Registrant)

Date: March 7, 2014	By:	/s/ William M. Cook
William M. Cook
Chairman, President and
Chief Executive Officer
(duly authorized officer)

Date: March 7, 2014	By:	/s/ James F. Shaw
James F. Shaw
Vice President,
Chief Financial Officer
(principal financial officer)

Date: March 7, 2014	By:	/s/ Melissa A. Osland
Melissa A. Osland
Corporate Controller
(principal accounting officer)