Form 10-Q
period 2014-04-30
DONALDSON CO INC
filed 2014-06-06
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2014 OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.

Commission File Number 1-7891

DONALDSON COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $5 Par Value –142,955,040 shares as of April 30, 2014.

PART I. FINANCIAL INFORMATION

Item 1.          Financial Statements

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Net sales	$624,234	$619,371	$1,805,240	$1,804,354
Cost of sales	400,773	397,870	1,165,737	1,185,583
Gross profit	223,461	221,501	639,503	618,771
Operating expenses	130,727	122,914	382,914	375,455
Operating income	92,734	98,587	256,589	243,316
Interest expense	2,374	2,719	6,987	8,275
Other income, net	(3,822)	(3,608)	(10,249)	(11,962)
Earnings before income taxes	94,182	99,476	259,851	247,003
Income taxes	26,846	29,634	72,583	72,235
Net earnings	$67,336	$69,842	$187,268	$174,768

Weighted average shares - basic	145,310,710	148,136,620	146,543,727	148,404,503
Weighted average shares - diluted	147,339,425	150,234,445	148,608,748	150,591,003
Net earnings per share - basic	$0.46	$0.47	$1.28	$1.18
Net earnings per share - diluted	$0.46	$0.46	$1.26	$1.16
Dividends paid per share	$0.14	$0.10	$0.41	$0.28

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Net earnings	$67,336	$69,842	$187,268	$174,768
Foreign currency translation gain (loss)	21,291	(13,563)	16,183	29,401
Net gain on hedging derivatives, net of deferred taxes of ($72), ($72), ($33) and ($269), respectively	117	13	53	144
Pension and postretirement liability adjustment, net of deferred taxes of $4,691, $7,682, $9,063 and $14,963, respectively	8,607	16,214	15,877	31,417
Total comprehensive income	$97,351	$72,506	$219,381	$235,730

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share amounts)
(Unaudited)

	April 30, 2014	July 31, 2013
Assets
Current assets
Cash and cash equivalents	$238,222	$224,138
Short-term investments	152,544	99,750
Accounts receivable, less allowance of $7,100 and $7,040	453,151	430,766
Inventories	254,213	234,820
Prepaids and other current assets	69,465	66,188
Total current assets	$1,167,595	$1,055,662
Property, plant, and equipment, at cost	1,091,111	1,025,013
Less accumulated depreciation	(650,114)	(605,733)
Property, plant, and equipment, net	440,997	419,280
Goodwill	168,144	165,568
Intangible assets, net	37,508	41,307
Other assets and deferred taxes	83,757	61,739
Total assets	$1,898,001	$1,743,556

Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings	$65,557	$9,190
Current maturities of long-term debt	17,729	98,664
Trade accounts payable	192,631	186,460
Other current liabilities	183,155	182,121
Total current liabilities	459,072	476,435
Long-term debt	227,751	102,774
Deferred income taxes	31,876	23,604
Other long-term liabilities	53,139	55,556
Total liabilities	771,838	658,369
Shareholders’ equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued	758,216	758,216
Retained earnings	675,386	532,307
Stock compensation plans	19,194	21,745
Accumulated other comprehensive loss	(5,360)	(37,473)
Treasury stock at cost, 6,468,944 and 5,490,725 shares	(321,273)	(189,608)
Total shareholders’ equity	1,126,163	1,085,187
Total liabilities and shareholders’ equity	$1,898,001	$1,743,556

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)
(Unaudited)

	Nine Months Ended April 30,
	2014	2013
Operating Activities
Net earnings	$187,268	$174,768
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	50,245	48,527
Changes in operating assets and liabilities	(5,764)	(8,346)
Tax benefit of equity plans	(8,119)	(9,483)
Stock compensation plan expense	9,474	7,363
Deferred taxes	(7,649)	(4,037)
Loss on sale of business	905	—
Other, net	3,746	8,597
Net cash provided by operating activities	230,106	217,389

Investing Activities
Net expenditures on property, plant, and equipment	(66,046)	(69,425)
Purchases of short-term investments	(108,864)	(66,584)
Proceeds from sale of short-term investments	61,179	97,365
Net cash used in investing activities	(113,731)	(38,644)

Financing Activities
Purchase of treasury stock	(165,871)	(60,975)
Proceeds from long-term debt	125,000	—
Repayments of long-term debt	(81,586)	(1,093)
Change in short-term borrowings	54,693	(66,530)
Dividends paid	(59,675)	(41,184)
Tax benefit of equity plans	8,119	9,483
Exercise of stock options	13,035	12,131
Net cash used in financing activities	(106,285)	(148,168)
Effect of exchange rate changes on cash	3,994	7,622
Increase in cash and cash equivalents	14,084	38,199
Cash and cash equivalents, beginning of year	224,138	225,789
Cash and cash equivalents, end of period	$238,222	$263,988

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S.) (U.S. GAAP) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and nine month periods ended April 30, 2014 are not necessarily indicative of the results that may be expected for future periods. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2013.

Note B – Inventories

          The components of inventory as of April 30, 2014 and July 31, 2013 are as follows (thousands of dollars):

	April 30, 2014	July 31, 2013
Raw materials	$110,115	$99,814
Work in process	24,930	29,097
Finished products	119,168	105,909
Total inventories	$254,213	$234,820

Note C – Accounting for Stock-Based Compensation

          Stock-based compensation expense is recognized using the fair-value method for all awards. In addition to granting stock options, the Company also granted reload options during the nine months ended April 30, 2014. A reload stock option is granted for the number of shares tendered as payment for the exercise price and tax withholding obligation upon the exercise of a stock option with a reload provision. The option price of the reload option is equal to the market price of the stock on the date of exercise of the original option and will expire on the same date as the original option which was exercised. The Company determined the fair value of its option awards using the Black-Scholes option pricing model. The following assumptions were used to value the options, including reload options which generally have a shorter contractual life, granted during the nine months ended April 30, 2014: range of 4 years to 8 years expected life; expected volatility range of 21.0 percent to 28.0 percent; risk-free interest rate range of 1.21 percent to 2.83 percent; and annual dividend yield of 1.4 percent. The expected life for options granted during the period represents the period of time that the options are expected to be outstanding based on the contractual life and historical data of option holder exercise and termination behavior. Expected volatilities are based upon historical volatility of the Company’s stock over a period at least equal to the expected life of each option grant. Option grants have exercise prices equal to the fair market value of the Company’s stock on the date of grant. The weighted average fair value of options granted during the nine months ended April 30, 2014 and 2013 was $11.51 per share and $8.37 per share, respectively. For the three and nine months ended April 30, 2014, the Company recorded pre-tax stock-based compensation expense associated with stock options of $2.2 million and $8.3 million, respectively, and recorded $0.7 million and $2.7 million, respectively of related tax benefit. For the three and nine months ended April 30, 2013, the Company recorded pre-tax stock-based compensation expense associated with stock options of $1.4 million and $6.9 million, respectively, and recorded $0.4 million and $2.2 million, respectively, of related tax benefit.

          The following table summarizes stock option activity during the nine months ended April 30, 2014:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at July 31, 2013	7,329,820	$23.88
Granted	891,737	42.18
Exercised	(930,225)	18.63
Canceled	(14,914)	35.59
Outstanding at April 30, 2014	7,276,418	26.76

          The total intrinsic value of options exercised during the nine months ended April 30, 2014 and 2013 was $19.8 million and $27.5 million, respectively.

          The following table summarizes information concerning outstanding and exercisable options as of April 30, 2014:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 to $16.69	1,050,081	1.41	$15.92	1,050,081	$15.92
$16.70 to $22.69	2,207,951	4.37	19.13	2,207,951	19.13
$22.70 to $28.69	405,114	3.67	23.01	405,114	23.01
$28.70 to $34.69	1,854,574	7.50	31.58	1,266,367	30.59
$34.70 and above	1,758,698	8.38	38.62	621,343	35.43
	7,276,418	5.67	26.76	5,550,856	23.25

          At April 30, 2014, the aggregate intrinsic value of options outstanding and exercisable was $111.7 million and $104.6 million, respectively.

          As of April 30, 2014, there was $9.3 million of total unrecognized compensation expense related to non-vested stock options granted under the 2010 Master Stock Incentive Plan. This unvested expense is expected to be recognized during the remainder of Fiscal Years 2014, 2015, 2016, and 2017.

Note D – Net Earnings Per Share

          The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods. For the three and nine months ended April 30, 2014, there were 855,242 and 877,802 options excluded from the diluted net earnings per share calculation. For the three and nine months ended April 30, 2013, there were 29,800 and 80,486 options excluded from the diluted net earnings per share calculation.

          The following table presents information necessary to calculate basic and diluted net earnings per common share (thousands, except per share amounts):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Weighted average shares - basic	145,311	148,137	146,544	148,405
Common share equivalents	2,028	2,097	2,065	2,186
Weighted average shares - diluted	147,339	150,234	148,609	150,591
Net earnings for basic and diluted earnings per share computation	$67,336	$69,842	$187,268	$174,768
Net earnings per share - basic	$0.46	$0.47	$1.28	$1.18
Net earnings per share - diluted	$0.46	$0.46	$1.26	$1.16

Note E – Shareholders’ Equity

          The Company’s Board of Directors authorized the repurchase of 15.0 million shares of common stock on September 25, 2013. During the three months ended April 30, 2014, the Company repurchased 2,400,000 shares for $99.5 million at an average price of $41.48 per share. During the nine months ended April 30, 2014, the Company repurchased 4,039,000 shares for $165.9 million at an average price of $41.07 per share. As of April 30, 2014, the Company had remaining authorization to repurchase up to 11.3 million shares.

          On May 21, 2014, the Company’s Board of Directors declared a cash dividend in the amount of $0.165 per common share, payable to stockholders of record on June 6, 2014. The dividend will be paid on June 20, 2014.

Note F – Accumulated Other Comprehensive Loss

          In the first quarter of Fiscal 2014, the Company prospectively adopted guidance issued by the Financial Accounting Standards Board (FASB) that requires additional disclosure related to the impact of reclassification adjustments out of accumulated other comprehensive income or loss on net income. Changes in accumulated other comprehensive loss by component are as follows:

(Thousands of dollars)	Foreign currency translation adjustment (a)	Pension benefits	Derivative financial instruments	Total

Three Months Ended April 30, 2014:

Balance as of January 31, 2014, net of tax	$45,303	$(80,442)	$(236)	$(35,375)
Other comprehensive (loss) income before reclassifications and tax	21,291	11,314	275	$32,880
Tax benefit (expense)	—	(3,967)	(96)	$(4,063)
Other comprehensive (loss) income before reclassifications, net of tax	$21,291	$7,347	$179	$28,817
Reclassifications, before tax	—	1,985	(86)	$1,899
Tax benefit (expense)	—	(725)	24	$(701)
Reclassifications, net of tax	—	1,260 (b)	(62)	1,198
Other comprehensive (loss) income, net of tax	21,291	8,607	117 (c)	$30,015
Balance at April 30, 2014, net of tax	$66,594	$(71,835)	$(119)	$(5,360)

Nine Months Ended April 30, 2014:

Balance as of July 31, 2013, net of tax	$50,411	$(87,712)	$(172)	$(37,473)
Other comprehensive (loss) income before reclassifications and tax	15,356	18,436	336	$34,128
Tax benefit (expense)	—	(6,725)	(117)	$(6,842)
Other comprehensive (loss) income before reclassifications, net of tax	$15,356	$11,711	$219	$27,286
Reclassifications, before tax	827	6,505	(250)	$7,082
Tax benefit (expense)	—	(2,339)	84	$(2,255)
Reclassifications, net of tax	827	4,166 (b)	(166)	4,827
Other comprehensive (loss) income, net of tax	16,183	15,877	53 (c)	$32,113
Balance at April 30, 2014, net of tax	$66,594	$(71,835)	$(119)	$(5,360)

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

Note G – Segment Reporting

          The Company has two reportable segments, Engine Products and Industrial Products. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments such as interest income and interest expense. The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report the operating profit and other financial information shown below. Segment detail is summarized as follows (thousands of dollars):

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company
Three Months Ended April 30, 2014:
Net sales	$402,157	$222,077	$—	$624,234
Earnings before income taxes	61,432	32,507	243	94,182

Three Months Ended April 30, 2013:
Net sales	$383,314	$236,057	$—	$619,371
Earnings before income taxes	65,680	37,555	(3,759)	99,476

Nine Months Ended April 30, 2014:
Net sales	$1,160,948	$644,292	$—	$1,805,240
Earnings before income taxes	170,799	91,682	(2,630)	259,851
Assets	890,639	552,533	454,829	1,898,001

Nine Months Ended April 30, 2013:
Net sales	$1,107,814	$696,540	$—	$1,804,354
Earnings before income taxes	152,129	102,709	(7,835)	247,003
Assets	815,604	539,151	402,853	1,757,608

          There were no Customers that accounted for over 10 percent of net sales for the three or nine months ended April 30, 2014 or 2013. There were no Customers that accounted for over 10 percent of gross accounts receivable as of April 30, 2014 or 2013.

Note H – Goodwill and Other Intangible Assets

          Goodwill is assessed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company performed an impairment assessment during the third quarter of Fiscal 2014. The impairment assessment in the third quarter indicated that the estimated fair values of the reporting units to which goodwill is assigned continued to significantly exceed the corresponding carrying values of the respective reporting units, including recorded goodwill and, as such, no impairment existed. Following is a reconciliation of goodwill for the nine months ended April 30, 2014 (thousands of dollars):

	Engine Products	Industrial Products	Total Goodwill
Balance as of July 31, 2013	$72,321	$93,247	$165,568
Foreign exchange translation	331	2,245	$2,576
Balance as of April 30, 2014	$72,652	$95,492	$168,144

          As of April 30, 2014, intangible assets were $37.5 million, a $3.8 million decrease from $41.3 million at July 31, 2013. The decrease in other intangible assets is primarily due to amortization of existing assets of $3.9 million, partially offset by foreign currency translation. There were no intangible asset additions during the nine months ended April 30, 2014. Expected amortization expense relating to existing intangible assets is as follows (in thousands):

Fiscal Year
Remaining 2014	$1,291
2015	$5,086
2016	$5,084
2017	$4,963
2018	$3,481
2019	$2,930
Thereafter	$14,606

Note I – Guarantees

          The Company and Caterpillar Inc. equally own the shares of Advanced Filtration Systems Inc. (AFSI), an unconsolidated joint venture, and guarantee certain debt of the joint venture. As of April 30, 2014, AFSI had $29.0 million of outstanding debt, of which the Company guarantees half. The Company had $0.9 million and $0.7 million of income, respectively, from this equity method investment during the three months ended April 30, 2014 and 2013. The Company recorded $2.2 million and $1.4 million of earnings from this equity method investment for the nine months ended April 30, 2014 and 2013, respectively. During the three and nine months ended April 30, 2014 and 2013, the Company also recorded royalty income of $1.7 million and $5.0 million, respectively, and $1.4 million and $4.4 million, respectively, related to AFSI.

          As of April 30, 2014, the Company had a contingent liability for standby letters of credit totaling $7.8 million that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of insurance contract terms as detailed in each letter of credit. At April 30, 2014, there were no amounts drawn upon these letters of credit.

Note J – Warranty

          The Company estimates warranty expense using quantitative measures based on historical warranty claim experience and evaluation of specific Customer warranty issues. Following is a reconciliation of warranty reserves for the nine months ended April 30, 2014 and 2013 (thousands of dollars):

	April 30,
	2014	2013
Beginning balance	$10,526	$10,905
Accruals for warranties issued during the reporting period	2,274	5,479
Accruals related to pre-existing warranties (including changes in estimates)	(452)	(105)
Less settlements made during the period	(3,270)	(3,538)
Ending balance	$9,078	$12,741

          There were no significant specific warranty matters accrued for in the periods ended April 30, 2014 or 2013. The Company’s warranty matters are not expected to have a material impact on its results of operations, liquidity, or financial position.

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

          Net periodic pension costs for the Company’s pension plans include the following components:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
	(thousands of dollars)
Net periodic cost:
Service cost	$4,719	$4,866	$14,104	$14,607
Interest cost	4,885	4,222	14,602	12,733
Expected return on assets	(7,691)	(7,008)	(22,970)	(21,100)
Prior service cost and transition amortization	147	162	443	482
Actuarial loss amortization	1,853	2,563	5,551	7,712
Net periodic benefit cost	$3,913	$4,805	$11,730	$14,434

          The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. For the nine months ended April 30, 2014, the Company made contributions of $2.7 million to its non-U.S. pension plans and $0.5 million to its U.S. pension plans. The minimum funding requirement for the Company’s U.S. plans for Fiscal 2014 is $12.1 million. Per the Pension Protection Act of 2006, this obligation can be met with existing credit balances that resulted from payments above the minimum obligation in prior years. The Company plans to utilize existing credit balances to meet the minimum obligation. The Company currently estimates that it will contribute an additional $2.9 million to its non-U.S. pension plans during the remainder of Fiscal 2014.

          In July 2013, the Company adopted a sunset freeze on its U.S. salaried pension plan. Effective August 1, 2013, the plan was frozen to any Employees hired on or after August 1, 2013. Effective August 1, 2016, Employees hired prior to August 1, 2013, will no longer continue to accrue Company contribution credits under the plan. In July 2013, the Company also announced that Employees hired on or after August 1, 2013, are eligible for a 3.0 percent annual Company retirement contribution in addition to the Company’s 401(k) match. Effective August 1, 2016, Employees hired prior to August 1, 2013, will be eligible for the 3.0 percent annual Company retirement contribution.

Note L – Fair Values

          At April 30, 2014 and July 31, 2013, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, long-term debt, and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximated carrying values because of the short-term nature of these instruments, and are classified as Level 1 in the fair value hierarchy. As of April 30, 2014, the estimated fair value of long-term debt with fixed interest rates was $237.1 million compared to the carrying value of $225.0 million and the estimated fair value of short-term debt with fixed interest rates was $16.1 million compared to the carrying value of $16.1 million. The fair value is estimated by discounting projected cash flows using the rate that similar amounts of debt could currently be borrowed, which is classified as Level 2 in the fair value hierarchy.

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

          The following summarizes the Company’s fair value of outstanding derivatives at April 30, 2014 and July 31, 2013 on the balance sheets (thousands of dollars):

	Significant Other Observable Inputs (Level 2)*
	April 30, 2014	July 31, 2013
Asset derivatives recorded under the caption Prepaids and other current assets
Foreign exchange contracts	$353	$734
Liability derivatives recorded under the caption Other current liabilities
Foreign exchange contracts	$(860)	$(845)
Forward exchange contracts - net liability position	$(507)	$(111)

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

          The Company holds equity method investments which are classified in other assets in the condensed consolidated balance sheets. The aggregate carrying amount of these investments was $20.1 million as of April 30, 2014, and $18.8 million as of July 31, 2013. These equity method investments are measured at fair value on a nonrecurring basis. The fair value of the Company’s equity method investments has not been estimated as there have been no identified events or changes in circumstance that would have had an adverse impact on the value of these investments. In the event that these investments were required to be measured, these investments would fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value, as the investments are privately-held entities without quoted market prices.

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

          The Company assesses the impairment of property, plant, and equipment whenever events or changes in circumstances indicate that the carrying amount of property, plant, and equipment assets may not be recoverable. There were no impairment charges recorded during the three or nine months ended April 30, 2014 or 2013.

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

Note N – Debt Issuance

          On March 27, 2014, the Company issued $125.0 million of senior unsecured notes due March 27, 2024. The debt was issued at face value and bears interest payable semi-annually at an annual rate of interest of 3.72 percent. The proceeds from the notes were used to refinance existing debt and for general corporate purposes. The notes contain debt covenants specifically related to maintaining a certain leverage ratio as well as other covenants that, under certain circumstances, can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, create liens, and sell assets. As of April 30, 2014, the Company was in compliance with all such covenants.

Note O – Income Taxes

          The effective tax rate for the three and nine months ended April 30, 2014, was 28.5 percent and 27.9 percent, respectively. The effective tax rate for the three and nine months ended April 30, 2013, was 29.8 percent and 29.2 percent, respectively. The decrease in our effective tax rate for the three months ended April 30, 2014, was primarily due to changes to the mix of earnings between tax jurisdictions. The decrease in our effective tax rate for the nine months ended April 30, 2014, was primarily due to a tax benefit associated with the favorable settlement of a tax audit. This benefit was partially offset by a tax expense related to an intercompany dividend and non-recurring tax benefits recorded during the prior year nine-month period primarily related to the expiration of some statutes of limitations, the retroactive reinstatement of the Research and Experimentation Credit in the U.S., and the tax impact of foreign dividend distributions.

          The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to state and foreign income tax examinations by tax authorities for years before 2008. The United States Internal Revenue Service has completed examinations of the Company’s U.S. federal income tax returns through 2012.

          At April 30, 2014, the total unrecognized tax benefits were $13.9 million and accrued interest and penalties on these unrecognized tax benefits were $1.1 million. The Company recognizes accrued interest related to unrecognized tax benefits in income tax expense. If the Company were to prevail on all unrecognized tax benefits recorded, substantially all of the unrecognized tax benefits would benefit the effective tax rate. With an average statute of limitations of about 5 years, up to $0.9 million of the unrecognized tax benefits could potentially expire in the next 12 month period unless extended by an audit. It is possible that quicker than expected settlement of either current or future audits and disputes would cause additional reversals of previously recorded reserves in the next 12 month period. Currently, the Company has approximately $0.2 million of unrecognized tax benefits that are in formal dispute with various taxing authorities related to transfer pricing and deductibility of expenses. Quantification of an estimated range and timing of future audit settlements cannot be made at this time.

Note P – New Accounting Standards Recently Adopted

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

Overview

          The Company reported diluted net earnings per share of $0.46 for the third quarter of Fiscal 2014, consistent with the same period of the prior year. Net earnings for the current quarter were $67.3 million, compared to $69.8 million in the three months ended April 30, 2013. The Company reported sales in the third quarter of Fiscal 2014 of $624.2 million, an increase of 0.8 percent from $619.4 million in the third quarter of the prior year. The impact of foreign currency translation decreased reported sales by $0.6 million, or 0.1 percent, in the quarter.

          The Company saw end market conditions remain mixed, as demand for its replacement filters continued to improve in both the Company’s Engine and Industrial segments, while conditions for new first-fit systems in the Company’s OEM markets recovered more slowly than the Company had anticipated. The Company’s Engine Products’ sales increased 4.9 percent from last year, driven by its Engine Aftermarket, which grew 10.4 percent and On-Road sales, which grew 9.2 percent, compared to the prior year period. The Company’s Industrial Products’ sales decreased 5.9 percent. Gas Turbine sales decreased 38.9 percent as a result of an anticipated slowdown in new project sales, but were partially offset by sales growth in the Company’s Industrial Filtration Solutions and Special Applications businesses, which grew 9.5 percent and 2.0 percent, respectively, compared to the prior year period.

          The Company’s operating margin for the quarter decreased from 15.9 percent in the prior year quarter to 14.9 percent. Positively impacting operating margin were favorable mix impacts from the decline in large Gas Turbine project shipments and higher aftermarket sales. The Company also benefitted from its ongoing Continuous Improvement initiatives, which include Lean, Kaizen, Six Sigma, and cost reduction efforts. More than offsetting these margin improvements were slightly higher expenses from its multi-year implementation of a global enterprise resource planning system project (Global ERP Project) and increased incentive compensation. For additional information, refer to the gross margin and operating expenses discussions below.

Results of Operations

          The Company’s overall sales increased compared to the third quarter of the prior year. The Company continues to see signs of stabilization in many of its equipment end-markets, while demand for replacement filters is growing. Compared to the prior year, the Company experienced a 38.9 percent decrease in its Gas Turbine sales from last year’s third quarter sales of $68.7 million. As we have discussed previously, we had a surge in our gas turbine shipments last year, and the overall industry is now absorbing that new electrical generation capacity, driving the current decrease over the prior year period. The Company’s sales decreased in Asia by $7.9 million, or 5.9 percent, offset by sales increases in Europe of $15.9 million, or 9.1 percent, and the Americas of $0.8 million, or 0.3 percent, compared to the third quarter of the prior year.

          The impact of foreign currency translation during the third quarter of Fiscal 2014 decreased net sales by $0.6 million, or 0.1 percent, from the prior year third quarter. Although foreign currency translation had a minimal impact at the consolidated level, Europe experienced benefits from foreign currency translation, which was partially offset by negative foreign currency translation impacts in Asia and certain other emerging market economies. The impact of foreign currency translation on the year-to-date results as of the end of the third quarter of Fiscal 2014 decreased net sales by $16.2 million, or 0.9 percent. Worldwide sales for the third quarter of Fiscal 2014, excluding the impact of foreign currency translation, increased 0.9 percent from the third quarter of the prior year and year-to-date over the prior year. The impact of foreign currency translation decreased net earnings by $0.2 million, or 0.3 percent, and by $1.4 million, or 0.8 percent for the three and nine months ended April 30, 2014, respectively.

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

          Following is a reconciliation to the most comparable U.S. GAAP financial measure of these non-U.S. GAAP financial measures (millions of dollars):

	Three Month Period		Nine Month Period
	Net Sales	Percent Change in Net Sales	Net Sales	Percent Change in Net Sales
Period ended April 30, 2012	$647.2	NA	$1,836.4	NA
Net sales change, excluding foreign currency translation impact	(17.8)	(2.7)%	(3.4)	(0.1)%
Foreign currency translation impact	(10.0)	(1.6)%	(28.6)	(1.6)%
Period ended April 30, 2013	$619.4	(4.3)%	$1,804.4	(1.7)%

Net sales change, excluding foreign currency translation impact	5.4	0.9%	17.0	0.9%
Foreign currency translation impact	(0.6)	(0.1)%	(16.2)	(0.9)%
Period ended April 30, 2014	$624.2	0.8%	$1,805.2	0.0%

	Three Month Period		Nine Month Period
	Net Earnings	Percent Change in Net Earnings	Net Earnings	Percent Change in Net Earnings
Period ended April 30, 2012	$70.9	NA	$193.3	NA
Net earnings change, excluding foreign currency translation impact	(0.4)	(0.6)%	(16.6)	(8.6)%
Foreign currency translation impact	(0.7)	(1.0)%	(1.9)	(1.0)%
Period ended April 30, 2013	$69.8	(1.6)%	$174.8	(9.6)%

Net earnings change, excluding foreign currency translation impact	(2.3)	(3.3)%	13.9	8.0%
Foreign currency translation impact	(0.2)	(0.3)%	(1.4)	(0.8)%
Period ended April 30, 2014	$67.3	(3.6)%	$187.3	7.2%

          Gross margin was 35.8 percent for the third quarter of 2014, consistent with the prior year period. Gross margin was 35.4 percent year-to-date, compared to 34.3 percent in the prior year. The increase for the nine-month period is primarily attributable to positive mix impacts from the reduction in large Gas Turbine projects, and a higher percentage of replacement filter sales which was due to strong utilization of existing equipment in the field and new business gains. Overall, product mix had a positive 60 basis points impact on gross margin. In addition, ongoing Continuous Improvement initiatives improved gross margin by approximately 60 basis points compared to the prior year period. Offsetting these benefits was the 10 basis points impact on margin from higher incentive compensation costs and indirect costs as the Company made higher investments in engineering and operations. Additionally, there were $0.1 million of restructuring expenses in the quarter.

          Purchased raw materials generally represent approximately 60 to 65 percent of the Company’s cost of sales. Of that amount, steel, including fabricated parts, represents approximately 25 percent. Filter media represents approximately 15 to 20 percent and the remainder is primarily made up of petroleum-based products and other components. The cost the Company paid for steel during the three months ended April 30, 2014 varied by grade, but in aggregate it increased slightly compared to the prior year. The Company’s cost of filter media also varies by type, but was generally flat compared to the third quarter of Fiscal 2013. The cost of petroleum-based products was generally flat over the prior year quarter. Currently, the market prices for steel and petroleum-based products are expected to increase slightly over the near term. The Company enters into selective supply arrangements with certain of our steel suppliers that allow us to reduce volatility in the Company’s costs. The Company currently has steel purchase arrangements in the U.S. with durations ranging from three months to five months for approximately 70 percent of its requirements. The Company believes these arrangements will help reduce the impact of an increasing steel market through July 2014. The Company does strive to recover or offset all material cost increases through selective price increases to its Customers and the Company’s Continuous Improvement initiatives, which include material substitution, process improvement, and product redesigns.

          Operating expenses were $130.7 million for the third quarter, up 6.4 percent from $122.9 million in the prior year period. As a percent of sales, operating expenses for the third quarter were 20.9 percent, up from 19.8 percent of sales during the prior year quarter. The increase in operating expenses as a percent of sales was primarily due to higher compensation expenses, incremental expenses related to our Global ERP Project, and increased travel and business meeting expenses, which contributed 150 basis points in total. These increases were partially offset by lower pension, insurance, and warranty expenses, which reduced our operating expenses as a percent of sales by 40 basis points. Operating expenses year-to-date were $382.9 million, or 21.2 percent of sales, compared to $375.5 million, or 20.8 percent of sales, in the prior year.

          Other income, net for the third quarter of Fiscal 2014 totaled $3.8 million, compared to $3.6 million in the third quarter of the prior year. Year-to-date other income totaled $10.2 million compared to $12.0 million reported in the prior year. The decrease was driven by $0.9 million of restructuring expenses related to the sale of a facility in Germany. In addition, the prior year included the impact of a favorable insurance recovery. These decreases were partially offset by an increase in foreign exchange gains of $1.3 million and an increase of $0.8 million in income generated from the Company’s joint venture with Caterpillar.

          The effective tax rate for the three and nine months ended April 30, 2014 was 28.5 percent and 27.9 percent, respectively. The effective tax rate for the three and nine months ended April 30, 2013 was 29.8 percent and 29.2 percent, respectively. The decrease in our effective tax rate for the three months ended April 30, 2014 was primarily due to changes to the mix of earnings between tax jurisdictions. The decrease in our effective tax rate for the nine months ended April 30, 2014 was primarily due to a tax benefit associated with the favorable settlement of a tax audit. This benefit was partially offset by a tax expense related to an intercompany dividend and non-recurring tax benefits recorded during the prior year nine-month period primarily related to the expiration of some statutes of limitations, the retroactive reinstatement of the Research and Experimentation Credit in the United States, and the tax impact of foreign dividend distributions.

Operations by Segment

          Following is financial information for the Company’s Engine and Industrial Products segments. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments and interest income and expense. Segment detail is summarized as follows (thousands of dollars):

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company
Three Months Ended April 30, 2014:
Net sales	$402,157	$222,077	$—	$624,234
Earnings before income taxes	$61,432	$32,507	$243	94,182

Three Months Ended April 30, 2013:
Net sales	$383,314	$236,057	$—	$619,371
Earnings before income taxes	$65,680	$37,555	$(3,759)	99,476

Nine Months Ended April 30, 2014:
Net sales	$1,160,948	$644,292	$—	$1,805,240
Earnings before income taxes	$170,799	$91,682	$(2,630)	259,851
Assets	$890,639	$552,533	$454,829	1,898,001

Nine Months Ended April 30, 2013:
Net sales	$1,107,814	$696,540	$—	$1,804,354
Earnings before income taxes	$152,129	$102,709	$(7,835)	247,003
Assets	$815,604	$539,151	$402,853	1,757,608

          Following are net sales by product within the Engine and Industrial Products segments (thousands of dollars):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Engine Products segment:
Off-Road Products	$88,791	$93,797	$260,302	$268,056
On-Road Products	33,081	30,288	95,398	96,207
Aftermarket Products*	255,818	231,747	729,052	668,264
Aerospace and Defense Products	24,467	27,482	76,196	75,287
Total Engine Products segment	402,157	383,314	1,160,948	1,107,814

Industrial Products segment:
Industrial Filtration Solutions Products	137,364	125,447	401,642	386,475
Gas Turbine Products	42,005	68,733	110,106	182,295
Special Applications Products	42,708	41,877	132,544	127,770
Total Industrial Products segment	222,077	236,057	644,292	696,540

Total Company	$624,234	$619,371	$1,805,240	$1,804,354

*	Includes replacement part sales to the Company’s OEM Engine Products Customers.

Engine Products Segment For the third quarter of Fiscal 2014, worldwide Engine Products sales were $402.2 million, an increase of 4.9 percent from $383.3 million in the third quarter of the prior year, driven by a 10.4 percent increase in Aftermarket Products. Sales in Europe increased by 12.9 percent, partially due to positive impacts of foreign currency during the quarter, and 4.6 percent in the Americas, somewhat offset by a decrease in Asia of 1.2 percent due to the negative impacts of foreign currency compared to the same period in the prior year. The impact of foreign currency translation during the third quarter of Fiscal 2014 decreased sales by $1.9 million, or 0.5 percent. Year-to-date worldwide Engine Products sales were $1,160.9 million, an increase of 4.8 percent from $1,107.8 million in the prior year period, driven by a 9.1 percent increase in Aftermarket Products and a 1.2 percent sales increase in Aerospace and Defense Products. Sales in Europe and the Americas increased by 13.8 percent and 4.4 percent, respectively, partially offset by a decrease in Asia of 2.8 percent compared to the same period in the prior year. The impact of foreign currency translation on the year-to-date results as of the third quarter of Fiscal 2014 decreased sales by $15.8 million, or 1.4 percent.

          For the three months ended April 30, 2014, earnings before income taxes as a percentage of Engine Product segment sales were 15.3 percent, a decrease from 17.1 percent in the prior year period. The decrease was primarily due to $2.0 million in incremental expenses related to incentive compensation, $0.6 million of incremental expenses related to the Company’s Global ERP project, and $0.1 million of restructuring expenses in the quarter. Year-to-date earnings before income taxes as a percentage of Engine Products segment sales were 14.7 percent, an increase from 13.7 percent in the prior year. The percentage earnings increase for the nine months ended April 30, 2014 was driven by improved fixed cost absorption, due to an increase in production volumes, and the positive mix impacts from higher aftermarket sales, partially offset by $6.7 million of incremental expenses related to incentive compensation, $2.1 million of incremental expenses related to the Company’s Global ERP project, and $0.9 million of restructuring expenses.

          Worldwide sales of Off-Road Products in the current quarter were $88.8 million, a decrease of 5.3 percent from $93.8 million in the third quarter of the prior year. Sales of Off-Road Products were down 3.2 percent from the third quarter of the prior year in the Americas, 1.6 percent in Europe, and 14.6 percent in Asia. Year-to-date worldwide sales of Off-Road Products totaled $260.3 million, a decrease of 2.9 percent from $268.1 million in the prior year. Year-to-date sales of Off-Road Products were down 5.9 and 10.1 percent from the prior year in the Americas and Asia, respectively. These decreases were partially offset by an increase of 5.5 percent in Europe. For the three and nine months ended April 30, 2014, the sales decreases were driven by continued weakness in mining equipment markets and softening in the agricultural equipment market, which were partially offset by an improving construction equipment market and sales of new and additional products per vehicle in Europe.

          Worldwide sales of On-Road Products in the current quarter were $33.1 million, an increase of 9.2 percent from $30.3 million in the third quarter of the prior year. Sales increased during the quarter 55.2 percent in Europe and 6.2 percent in Asia. The increase in the current quarter compared to the prior year period was due primarily to continued growth in Europe after the Euro VI diesel emissions regulations went into effect January 1, 2014. Year-to-date worldwide sales of On-Road Products were $95.4 million, a decrease of 0.8 percent from $96.2 million in the prior year. Year-to-date sales decreased 6.7 percent in the Americas and 5.1 percent in Asia, offset by a sales increase of 36.5 percent in Europe. For the nine months ended April 30, 2014, sales decreased primarily due to lower emissions sales in the Americas for an OEM program the Company no longer supplies totaling $5.0 million.

          Worldwide sales of Aftermarket Products in the current quarter were $255.8 million, an increase of 10.4 percent from $231.7 million in the third quarter of the prior year. Aftermarket Products sales during the quarter increased 17.2 percent in Europe, 11.8 percent in the Americas, and 4.7 percent in Asia. Year-to-date, worldwide sales of Aftermarket Products were $729.1 million, an increase of 9.1 percent from $668.3 million in the prior year. Aftermarket Products sales increased 15.4 percent in Europe, 10.6 percent in the Americas, and 1.8 percent in Asia. Sales for the three and nine months ended April 30, 2014, were primarily driven by increases in utilization rates of equipment fleets, increased sales of the Company’s proprietary replacement filters, and expansion of the Company’s product portfolio and distribution. PowerCore brand replacement filter sales contributed $2.7 million to the increase over the prior year quarter and $10.5 million year-to-date.

          Worldwide sales of Aerospace and Defense Products were $24.5 million, a decrease of 11.0 percent from $27.5 million in the third quarter of the prior year. Sales decreased 23.8 percent in the Americas, partially offset by a sales increase of 31.5 percent in Europe and 7.5 percent in Asia. For the three months ended April 30, 2014, the sales decreases were primarily due to the continued slowdown in U.S. military ground vehicle spending. Year-to-date worldwide sales of Aerospace and Defense Products were $76.2 million, an increase of 1.2 percent from $75.3 million in the prior year. Sales increased 30.7 percent in Europe, partially offset by a 6.3 percent sales decrease in the Americas and 21.6 percent in Asia. For the nine months ended April 30, 2014, the sales increases were mostly due to higher helicopter air filter sales, which increased $4.7 million, partially offset by the continued slowdown in U.S. military ground vehicle spending.

Industrial Products Segment For the current quarter, worldwide sales in the Industrial Products segment were $222.1 million, a decrease of 5.9 percent from $236.1 million in the third quarter of the prior year. This decrease was driven by a 38.9 percent decrease in Gas Turbine Products, partially offset by sales increases in Industrial Filtration Solutions Products and Special Applications Products of 9.5 percent and 2.0 percent, respectively. Sales in Asia and the Americas decreased by 10.7 percent, and 9.7 percent, respectively, partly due to the negative impacts of foreign currency translation in Asia, partially offset by a sales increase in Europe of 4.2 percent, which was partly due to positive impacts of foreign currency translation. The impact of foreign currency translation during the third quarter of Fiscal 2014 increased sales by $1.3 million, or 0.6 percent. Year-to-date global net sales were $644.3 million, a decrease of 7.5 percent from $696.5 million in the prior year. This decrease was driven by a 39.6 percent decrease in Gas Turbine Products, partially offset by sales increases in Industrial Filtration Solutions Products and Special Applications Products of 3.9 percent and 3.7 percent, respectively. Year-to-date sales in Asia, Europe, and the Americas decreased by 14.4 percent, 4.1 percent, and 3.7 percent, respectively, compared to the same period in the prior year. The impact of foreign currency translation on the year-to-date results decreased sales by $0.4 million, or 0.1 percent.

          For the three months ended April 30, 2014, earnings before income taxes as a percentage of sales were 14.6 percent, a decrease from 15.9 percent in the prior year period due to lower sales, incremental expenses related to incentive compensation of $1.6 million, and the costs of the Company’s Global ERP Project of $0.3 million. Year-to-date earnings before income taxes as a percentage of Industrial Products segment sales were 14.2 percent, a decrease from 14.7 percent in the prior year. The earnings percentage decrease for the nine months ended April 30, 2014, was due to restructuring expenses primarily related to the sale of a facility in Germany, incremental expenses related to incentive compensation of $5.2 million, and the costs of the Company’s Global ERP Project of $1.1 million.

          Worldwide sales of Industrial Filtration Solutions Products in the current quarter were $137.4 million, an increase of 9.5 percent from $125.4 million in the prior year. Sales increased in Asia, Europe, and the Americas by 20.2 percent, 11.2 percent, and 6.4 percent, respectively. Year-to-date worldwide sales of Industrial Filtration Solutions Products were $401.6 million, an increase of 3.9 percent from $386.5 million in the prior year. Sales increased 6.9 percent, 4.9 percent, and 2.4 percent in Europe, Asia, and the Americas, respectively. For the three and nine months ended April 30, 2014, the Company continued to experience mixed market conditions globally. Strong replacement air filter sales, due to improved manufacturing activity, were partially offset by continued soft new equipment sales, due to the continued weak capital spending environment, particularly in the Americas. The externally published durable goods index in the U.S., which has historically been a leading indicator for equipment sales, increased 6.6 percent during the third quarter of Fiscal 2014 as compared to last year.

          Worldwide sales of the Company’s Gas Turbine Products in the third quarter were $42.0 million, a decrease of 38.9 percent compared to record sales of $68.7 million in the prior year quarter. Year-to-date global sales of the Company’s Gas Turbine Products were $110.1 million, a decrease of 39.6 percent compared to sales of $182.3 million in the prior year period. Gas Turbine Products sales are typically large systems and, as a result, the Company’s shipments and revenues fluctuate from period to period. Sales of Gas Turbine Products systems were down for the three and nine months ended April 30, 2014, primarily due to fewer shipments of large systems used in power generation.

          Worldwide sales of Special Application Products were $42.7 million in the current quarter, an increase of 2.0 percent from $41.9 million in the prior year quarter. Sales increased by 8.5 percent and 5.8 percent in Europe and Asia, respectively, partially offset by a sales decrease of 13.7 percent in the Americas, from the prior year period. Year-to-date worldwide sales of Special Application Products were $132.5 million, an increase of 3.7 percent from $127.8 million in the prior year. Sales increased by 10.6 percent and 4.8 percent in Europe and Asia, respectively, partially offset by a sales decrease 6.0 percent in the Americas, from the prior year period. For the three and nine months ended April 30, 2014, the sales increases were driven by a worldwide increase in demand for the Company’s disk drive, semiconductor, and venting products, partially offset by weakness in industrial end-markets negatively impacting the Company’s membrane product sales.

Liquidity and Capital Resources

          During the first nine months of Fiscal 2014, $230.1 million of cash was generated from operating activities, compared with $217.4 million in the prior year period. The current year had increases in accrued compensation and accounts payable of $28.1 million and $26.9 million compared to the prior year, respectively. These were partially offset by increases in inventory and receivables which used $37.5 million and $20.4 million, respectively, of cash compared to the prior year.

          The Company’s inventory balance was $254.2 million as of April 30, 2014, as compared to $234.8 million as of July 31, 2013. This increase was driven by foreign currency translation as well as inventory build in anticipation of increased sales in late fiscal 2014 and early fiscal 2015. The Company’s accounts receivable balance was $453.2 million as of April 30, 2014, as compared to $430.8 million as of July 31, 2013. This increase was driven by the timing of receipt of payments from some of our larger Customers compared to the fourth quarter of the prior fiscal year as well as by impacts from foreign currency translation.

          In the first nine months of Fiscal 2014, operating cash flows and cash on hand were used to repurchase 4,039,000 shares of treasury stock for $165.9 million, to make $66.0 million in capital investments, and to pay $59.7 million in dividends. For additional information regarding share repurchases see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

          At the end of the third quarter, the Company held $238.2 million in cash and cash equivalents, up from $224.1 million at July 31, 2013. Short-term investments were $152.5 million compared to $99.8 million at July 31, 2013. Short-term investments may change quarter to quarter based on maturity dates of existing investments, the Company’s outlook for cash needs, and available access to other sources of liquidity. The amount of unused lines of credit as of April 30, 2014 was approximately $487.4 million. Current maturities of long-term debt of $17.7 million at quarter-end decreased from $98.7 million at July 31, 2013, as the Company repaid $80.0 million of current maturities of long-term debt in the second quarter of the current fiscal year. Long-term debt of $227.8 million at April 30, 2014, increased from $102.8 million at July 31, 2013, due to the issuance of $125.0 million of senior unsecured notes during the quarter. Long-term debt represented 16.8 percent of total long-term capital, defined as long-term debt plus total shareholders’ equity, compared to 8.7 percent at July 31, 2013.

          The majority of the Company’s cash and cash equivalents and short-term investments are held by its foreign subsidiaries, as over half of the Company’s earnings occur outside the U.S. Most of these funds are considered permanently reinvested outside the U.S., and will only be repatriated when it is tax effective to do so, as the cash generated from U.S. operations and the Company’s access to liquidity in the U.S. is anticipated to be sufficient for the U.S cash needs. If additional cash were required for the Company’s operations in the U.S. and funds were repatriated from certain foreign subsidiaries, the Company may be subject to additional U.S. taxes.

          The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. The Company may elect to make additional contributions up to the maximum tax deductible contribution. For the nine months ended April 30, 2014, the Company made contributions of $2.7 million to its non-U.S. pension plans and $0.5 million to its U.S. pension plans. The minimum funding requirement for the Company’s U.S. plans for Fiscal 2014 is $12.1 million. Per the Pension Protection Act of 2006, this obligation can be met with existing credit balances that resulted from payments above the minimum obligation in prior years. The Company plans to utilize existing credit balances to meet the minimum obligation. The Company currently estimates that it will contribute an additional $2.9 million to its non-U.S. pension plans during the remainder of Fiscal 2014.

          The following table summarizes the Company’s contractual obligations as of April 30, 2014 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$241,135,341	$16,135,341	$—	$100,000,000	$125,000,000
Capital lease obligations	3,006,924	1,184,532	1,822,392	—	—
Interest on long-term debt obligations	66,493,738	10,217,385	20,301,353	12,725,000	23,250,000
Operating lease obligations	26,567,984	11,205,380	12,089,334	3,101,683	171,587
Purchase obligations (1)	165,333,069	155,839,144	9,471,075	3,973	18,877
Pension and deferred compensation (2)	114,965,607	15,485,238	14,370,718	14,298,127	70,811,524
Total (3)	$617,502,663	$210,067,020	$58,054,872	$130,128,783	$219,251,988

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

(3)

In addition to the above contractual obligations, the Company may be obligated for additional cash outflows of $15.0 million of potential tax obligations, including accrued interest and penalties. The payment and timing of any such payments is affected by the ultimate resolution of the tax years that are under audit or remain subject to examination by the relevant taxing authorities.

          At April 30, 2014, the Company had a contingent liability for standby letters of credit totaling $7.8 million that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of insurance contract terms as detailed in each letter of credit. At April 30, 2014, there were no amounts drawn upon these letters of credit.

          The Company has a five-year, multi-currency revolving credit facility with a group of banks under which the Company may borrow up to $250.0 million. The agreement provides that loans may be made under a selection of currencies and rate formulas including Base Rate Loans or LIBOR Rate Loans. The interest rate on each advance is based on certain market interest rates and leverage ratios. Facility fees and other fees on the entire loan commitment are payable over the duration of this facility. As of April 30, 2014, there was $60.0 million outstanding on this facility. The multi-currency revolving facility contains debt covenants specifically related to maintaining a certain interest coverage ratio, and a certain leverage ratio as well as other covenants that, under certain circumstances, can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, create liens, and sell assets. As of April 30, 2014, the Company was in compliance with all such covenants. The Company expects to remain in compliance with these covenants.

          On March 27, 2014, the Company issued $125.0 million of senior unsecured notes due March 27, 2024. The debt was issued at face value and bears interest payable semi-annually at an annual rate of interest of 3.72 percent. The proceeds from the notes were used to refinance existing debt and for general corporate purposes. The notes contain debt covenants specifically related to maintaining a certain leverage ratio as well as other covenants that, under certain circumstances, can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, create liens, and sell assets. As of April 30, 2014, the Company was in compliance with all such covenants.

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

Outlook

•

We project our Company’s full fiscal year sales to be between $2.44 and $2.48 billion, or a slight increase over the prior year including the negative impact of foreign currency exchange rates. Our forecast is based on the Euro at US$1.35 and 102 Yen to the US$.

•

Our full-year operating margin forecast is 14.1 to 14.5 percent. Included in this forecast is approximately $22 million in operating expense increases for our Global ERP project and incentive compensation.

•	Our Fiscal 2014 tax rate is anticipated to be between 28 and 29 percent.

•	We forecast our full-year FY14 EPS to be between $1.69 and $1.77.

•

Cash generated by operating activities for Fiscal 2014 is projected to be between $310 and $330 million. Our capital spending for Fiscal 2014 is estimated to be approximately $90 million. Our share repurchase target remains at 4 percent of our diluted outstanding shares in FY14.

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

          Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. In addition, the Company wishes to advise readers that the factors listed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended July 31, 2013, as well as other factors, could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed. These factors include, but are not limited to, risks associated with: world economic factors and the ongoing economic uncertainty, the reduced demand for hard disk drive products with the increased use of flash memory, the potential for some Customers to increase their reliance on their own filtration capabilities, currency fluctuations, commodity prices, political factors, the Company’s international operations, highly competitive markets, governmental laws and regulations, including the impact of the various economic stimulus and financial reform measures, the implementation of our new information technology systems, information security and data breaches, potential global events resulting in market instability including financial bailouts and defaults of sovereign nations, military and terrorist activities, health outbreaks, natural disasters, and other factors included in Item 1A of the Company’s Annual Report on Form 10-K for the year ended July 31, 2013. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.          Quantitative and Qualitative Disclosures about Market Risk

          There have been no material changes in the reported market risk of the Company since July 31, 2013. See further discussion of these market risks in the Company’s Annual Report on Form 10-K for the year ended July 31, 2013.

Item 4.          Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report (the Evaluation Date), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting: There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter ended April 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

          The Company is in the process of a multi-year implementation of a global enterprise resource planning, or ERP, system. In the second quarter of Fiscal 2014, the Company began deploying the system in certain operations, primarily in the Americas. The deployment continued in the third quarter of Fiscal 2014 to additional operations in the Americas. In response to business integration activities related to the new system, the Company is aligning and streamlining the design and operation of the financial reporting controls environment to be responsive to the changing operating environment.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

          The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended April 30, 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1 - February 28, 2014	800,712	$40.86	800,712	12,899,483
March 1 - March 31, 2014	484,826	$42.22	467,411	12,432,072
April 1 - April 30, 2014	1,131,671	$41.61	1,131,671	11,300,401
Total	2,417,209	$41.48	2,399,794	11,300,401

(1)

On September 27, 2013, the Company announced that the Board of Directors authorized the repurchase of up to 15.0 million shares of common stock. This repurchase authorization, which is effective until terminated by the Board of Directors, replaced the existing authority that was authorized on March 26, 2010. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the quarter ended April 30, 2014. However, the “Total Number of Shares Purchased” column of the table above includes 17,415 previously owned shares tendered by option holders in payment of the exercise price of options during the quarter. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of exercising stock options or payment of equity based awards.

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

*4-A – Preferred Stock Amended and Restated Rights Agreement between Registrant and Wells Fargo Bank, N.A., as Rights Agent, dated as of January 27, 2006 (Filed as Exhibit 4-A to 2011 Form 10-K Report)

10.1 – Note Purchase Agreement, dated as of March 27, 2014, by and among Donaldson Company, Inc. and the purchasers named therein (Filed as Exhibit 10.1 to the current report on Form 8-K filed April 2, 2014)

31-A – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 – Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 – The following information from the Donaldson Company, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2014 as filed with the Securities and Exchange Commission, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) The Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

____________________

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

DONALDSON COMPANY, INC.
(Registrant)

Date: June 6, 2014	By:	/s/ William M. Cook
William M. Cook
Chairman, President and
Chief Executive Officer
(duly authorized officer)

Date: June 6, 2014	By:	/s/ James F. Shaw
James F. Shaw
Vice President,
Chief Financial Officer
(principal financial officer)

Date: June 6, 2014	By:	/s/ Melissa A. Osland
Melissa A. Osland
Corporate Controller
(principal accounting officer)