Form 10-Q
period 2014-10-31
DONALDSON CO INC
filed 2014-12-05
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2014 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.

Commission File Number 1-7891

DONALDSON COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1400 West 94th Street
Minneapolis, Minnesota 55431

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (952) 887-3131

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) ☒Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $5 Par Value – 137,309,539 shares as of November 30, 2014.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Thousands of dollars, except share and per share amounts)

(Unaudited)

	Three Months Ended October 31,
	2014	2013
Net sales	$596,510	$599,384
Cost of sales	387,458	384,990
Gross profit	209,052	214,394
Operating expenses	132,080	122,647
Operating income	76,972	91,747
Interest expense	3,514	2,614
Other income, net	(3,825)	(1,654)
Earnings before income taxes	77,283	90,787
Income taxes	21,336	29,195
Net earnings	$55,947	$61,592

Weighted average shares - basic	139,581,380	147,323,138
Weighted average shares - diluted	141,480,267	149,360,875
Net earnings per share - basic	$0.40	$0.42
Net earnings per share - diluted	$0.40	$0.41
Dividends paid per share	$0.165	$0.130

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)
(Unaudited)

	Three Months Ended October 31,
	2014	2013
Net earnings	$55,947	$61,592
Foreign currency translation gain (loss)	(42,825)	13,194
Net gain (loss) on hedging derivatives, net of deferred taxes of ($563) and $100, respectively	1,036	(172)
Pension and postretirement liability adjustment, net of deferred taxes of $1,346 and $1,619, respectively	4,890	3,226
Total comprehensive income	$19,048	$77,840

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share amounts)
(Unaudited)

	October 31, 2014	July 31, 2014
Assets
Current assets
Cash and cash equivalents	$192,454	$296,418
Short-term investments	75,146	127,201
Accounts receivable, less allowance of $6,786 and $6,763	429,000	474,157
Inventories	278,866	253,351
Prepaids and other current assets	92,758	74,150
Total current assets	$1,068,224	$1,225,277
Property, plant, and equipment, at cost	1,120,568	1,099,188
Less accumulated depreciation	(648,140)	(647,523)
Property, plant, and equipment, net	472,428	451,665
Goodwill	221,874	166,406
Intangible assets, net	42,081	36,045
Other assets and deferred taxes	65,391	63,018
Total assets	$1,869,998	$1,942,411

Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings	$272,894	$185,303
Current maturities of long-term debt	1,748	1,738
Trade accounts payable	197,137	216,603
Other current liabilities	176,305	205,936
Total current liabilities	648,084	609,580
Long-term debt	241,918	243,726
Deferred income taxes	20,292	22,386
Other long-term liabilities	67,155	64,236
Total liabilities	977,449	939,928
Shareholders’ equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued	758,216	758,216
Retained earnings	755,975	702,435
Stock compensation plans	18,279	19,601
Accumulated other comprehensive loss	(82,709)	(45,810)
Treasury stock at cost, 14,345,280 and 11,237,522 shares at
October 31, 2014 and July 31, 2014, respectively	(557,212)	(431,959)
Total shareholders’ equity	892,549	1,002,483
Total liabilities and shareholders’ equity	$1,869,998	$1,942,411

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)
(Unaudited)

	Three Months Ended October 31,
	2014	2013
Operating Activities
Net earnings	$55,947	$61,592
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,129	16,267
Changes in operating assets and liabilities, excluding effect of acquisition	(26,628)	20,481
Tax benefit of equity plans	(2,257)	(3,408)
Stock compensation plan expense	1,642	1,936
Deferred taxes	(1,988)	(433)
Loss on sale of business	—	905
Other, net	4,485	1,579
Net cash provided by operating activities	49,330	98,919

Investing Activities
Net expenditures on property, plant, and equipment	(26,957)	(20,530)
Purchases of short-term investments	—	(46,718)
Proceeds from sale of short-term investments	45,526	13,316
Acquisitions, net of cash acquired	(97,619)	—
Net cash used in investing activities	(79,050)	(53,932)

Financing Activities
Purchase of treasury stock	(134,318)	(12,132)
Repayments of long-term debt	(936)	(312)
Change in short-term borrowings	88,730	(3,829)
Dividends paid	(23,028)	(19,000)
Tax benefit of equity plans	2,257	3,408
Exercise of stock options	2,490	7,460
Net cash used in financing activities	(64,805)	(24,405)
Effect of exchange rate changes on cash	(9,439)	2,810
Increase (decrease) in cash and cash equivalents	(103,964)	23,392
Cash and cash equivalents, beginning of year	296,418	224,138
Cash and cash equivalents, end of period	$192,454	$247,530

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S.) (U.S. GAAP) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three month period ended October 31, 2014 are not necessarily indicative of the results that may be expected for future periods. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2014.

Note B – Inventories

The components of inventory as of October 31, 2014 and July 31, 2014 are as follows (thousands of dollars):

	October 31, 2014	July 31, 2014
Raw materials	$118,625	$112,522
Work in process	27,425	17,256
Finished products	132,816	123,573
Total inventories	$278,866	$253,351

Note C – Accounting for Stock-Based Compensation

Stock-based compensation expense is recognized using the fair-value method for all awards. Most of the options granted in the first quarter of Fiscal 2015 were reload options related to options originally granted prior to 2010 which were exercised during the first quarter. A reload stock option is granted for the number of shares tendered as payment for the exercise price and minimum tax withholding obligation upon the exercise of a stock option with a reload provision.  The option price of the reload option is equal to the market price of the stock on the date of exercise of the original option and will expire on the same date as the original option which was exercised. The Company determined the fair value of its option awards using the Black-Scholes option pricing model. The following assumptions were used to value the options granted during the three months ended October 31, 2014: range of less than one year to 7 years expected life; expected volatility range of 18.6 percent to 26.7 percent; risk-free interest rate range of 0.05 percent to 2.12 percent; and annual dividend yield of 1.6 percent. The expected life for options granted during the period represents the period of time that the options are expected to be outstanding based on the contractual life and historical data of option holder exercise and termination behavior. Expected volatilities are based upon historical volatility of the Company’s stock over a period at least equal to the expected life of each option grant. Option grants are priced at the fair market value of the Company’s stock on the date of grant. The weighted average fair value for options granted during the three months ended October 31, 2014 and 2013 was $3.05 per share and $10.30 per share, respectively. For the three months ended October 31, 2014 and 2013, the Company recorded pre-tax stock-based compensation expense associated with stock options of $1.3 million and $1.4 million, respectively, and related tax benefit of $0.4 million in each of the periods.

The following table summarizes stock option activity during the three months ended October 31, 2014:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at July 31, 2014	7,197,882	$26.84
Granted	8,762	41.91
Exercised	(239,333)	17.45
Canceled	(17,830)	37.66
Outstanding at October 31, 2014	6,949,481	27.16

The total intrinsic value of options exercised during the three months ended October 31, 2014 and 2013 was $5.7 million and $10.7 million, respectively.

The following table summarizes information concerning outstanding and exercisable options as of October 31, 2014:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 to $16.69	801,172	1.11	$16.06	801,172	$16.06
$16.70 to $22.69	2,184,715	3.87	19.13	2,184,715	19.13
$22.70 to $28.69	400,114	3.16	22.97	400,114	22.97
$28.70 to $34.69	1,820,717	7.01	31.58	1,241,007	30.59
$34.70 and above	1,742,763	7.84	38.67	620,107	35.59
	6,949,481	5.33	27.16	5,247,115	23.61

At October 31, 2014, the aggregate intrinsic value of options outstanding and exercisable was $100.8 million and $94.3 million, respectively.

As of October 31, 2014, there was $6.2 million of total unrecognized compensation cost related to non-vested stock options granted under the 2010 Master Stock Incentive Plan. This unvested cost is expected to be recognized during the remainder of Fiscal 2015, Fiscal 2016, Fiscal 2017, and Fiscal 2018.

Note D – Net Earnings Per Share

The Company’s basic net earnings per share are computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share are computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods. For the three months ended October 31, 2014 and 2013, there were 884,900 options and 9,935 options, respectively, excluded from the diluted net earnings per share calculation.

The following table presents information necessary to calculate basic and diluted net earnings per common share (thousands, except per share amounts):

	Three Months Ended October 31,
	2014	2013
Weighted average shares - basic	139,581	147,323
Common share equivalents	1,899	2,038
Weighted average shares - diluted	141,480	149,361
Net earnings for basic and diluted earnings per share computation	$55,947	$61,592
Net earnings per share - basic	$0.40	$0.42
Net earnings per share - diluted	$0.40	$0.41

Note E – Shareholders’ Equity

The Company’s Board of Directors authorized the repurchase of 15.0 million shares of common stock on September 25, 2013. During the three months ended October 31, 2014, the Company repurchased 3,342,000 shares for $134.3 million at an average price of $40.20 per share. As of October 31, 2014, the Company had remaining authorization to repurchase up to 5.2 million shares pursuant to the current authorization.

On November 21, 2014, the Company’s Board of Directors declared a cash dividend in the amount of $0.165 per common share, payable to stockholders of record on December 8, 2014. The dividend will be paid on December 19, 2014.

Note F – Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component are as follows:

(Thousands of dollars)	Foreign currency translation adjustment (a)	Pension benefits	Derivative financial instruments		Total

Balance as of July 31, 2013, net of tax	$50,411	$(87,712)	$(172)		$(37,473)
Other comprehensive (loss) income before reclassifications and tax	12,367	2,474	(206)		$14,635
Tax benefit (expense)	—	(896)	72		$(824)
Other comprehensive (loss) income before reclassifications, net of tax	$12,367	$1,578	$(134)		$13,811
Reclassifications, before tax	827	2,538	(66)		$3,299
Tax benefit (expense)	—	(890)	28		$(862)
Reclassifications, net of tax	827	1,648 (b)	(38)		$2,437
Other comprehensive (loss) income, net of tax	13,194	3,226	(172	)(c)	$16,248
Balance at October 31, 2013, net of tax	$63,605	$(84,486)	$(344)		$(21,225)

Balance as of July 31, 2014, net of tax	$48,289	$(93,998)	$(101)		$(45,810)
Other comprehensive (loss) income before reclassifications and tax	(42,825)	3,166	1,642		$(38,017)
Tax benefit (expense)	—	(638)	(575)		$(1,213)
Other comprehensive (loss) income before reclassifications, net of tax	$(42,825)	$2,528	$1,067		$(39,230)
Reclassifications, before tax		2,016	(43)		$1,973
Tax benefit (expense)	—	346	12		$358
Reclassifications, net of tax	—	2,362 (b)	(31)		$2,331
Other comprehensive (loss) income, net of tax	(42,825)	4,890	1,036	(c)	$(36,899)
Balance at October 31, 2014, net of tax	$5,464	$(89,108)	$935		$(82,709)

____________________

(a)	Taxes are not provided on cumulative translation adjustments as substantially all translation adjustments relate to earnings that are intended to be indefinitely reinvested outside the U.S. or which may be repatriated back to the U.S. in a tax-neutral manner. Amounts were reclassified from accumulated other comprehensive loss to other income, net.
(b)	Primarily includes net amortization of prior service costs and actuarial losses included in net periodic benefit cost (see Note K) that were reclassified from accumulated other comprehensive loss to operating expenses or cost of sales.
(c)	Relates to foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to other income, net (see Note M).
8

Note G – Segment Reporting

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

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company
Three Months Ended October 31, 2014:
Net sales	$390,720	$205,790	$—	$596,510
Earnings before income taxes	53,160	27,643	(3,520)	77,283
Assets	896,090	644,755	329,153	1,869,998

Three Months Ended October 31, 2013:
Net sales	$389,116	$210,268	$—	$599,384
Earnings before income taxes	62,073	31,143	(2,429)	90,787
Assets	864,273	526,142	429,510	1,819,925

There were no Customers that accounted for over 10 percent of net sales for the three months ended October 31, 2014 or 2013. There were no Customers that accounted for over 10 percent of gross accounts receivable as of October 31, 2014 or July 31, 2014.

Note H – Goodwill and Other Intangible Assets

Goodwill is assessed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company completed its annual impairment assessments in the third quarter of Fiscal 2014. The results of this assessment showed that the estimated fair values of the reporting units to which goodwill is assigned continued to significantly exceed the corresponding carrying values of the respective reporting units resulting in no goodwill impairment. Following is a reconciliation of goodwill for the three months ended October 31, 2014 (thousands of dollars):

	Engine Products	Industrial Products	Total Goodwill
Balance as of July 31, 2014	$72,373	$94,033	$166,406
Goodwill acquired	—	59,174	59,174
Foreign exchange translation	(504)	(3,202)	(3,706)
Balance as of October 31, 2014	$71,869	$150,005	$221,874

As of October 31, 2014, other intangible assets were $42.1 million, a $6.1 million increase from $36.0 million at July 31, 2014. The increase in other intangible assets is due to the acquisition of Northern Technical L.L.C. (Northern Technical) intangibles of $8.3 million, amortization of existing assets of $1.9 million and a slight foreign exchange translation decrease. Refer to Note Q for further discussion of the Northern Technical acquisition.

Expected amortization expense relating to existing intangible assets is as follows (in thousands):

Fiscal Year
Remaining 2015	$6,989
2016	$5,531
2017	$5,379
2018	$4,019
2019	$3,467
2020	$3,382
Thereafter	$12,489

Note I – Guarantees

The Company and Caterpillar Inc. equally own the shares of Advanced Filtration Systems Inc. (AFSI), an unconsolidated joint venture, and guarantee certain debt of the joint venture. As of October 31, 2014, AFSI had $27.1 million of outstanding debt, of which the Company guarantees half. The Company recorded $0.9 million and $0.6 million of earnings from this equity method investment for the three months ended October 31, 2014 and 2013, respectively. During the three months ended October 31, 2014 and 2013, the Company also recorded royalty income of $1.7 million and $1.5 million, respectively, related to AFSI.

As of October 31, 2014, the Company had a contingent liability for standby letters of credit totaling $7.9 million that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of insurance contract terms as detailed in each letter of credit. At October 31, 2014, there were no amounts drawn upon these letters of credit.

Note J – Warranty

The Company estimates warranty expense using quantitative measures based on historical warranty claim experience and evaluation of specific Customer warranty issues. Following is a reconciliation of warranty reserves for the three months ended October 31, 2014 and 2013 (thousands of dollars):

	October 31,
	2014	2013
Beginning balance	$9,029	$10,526
Accruals for warranties issued during the reporting period	859	1,096
Accruals related to pre-existing warranties (including changes in estimates)	(542)	230
Less settlements made during the period	(1,290)	(1,640)
Ending balance	$8,056	$10,212

There were no significant specific warranty matters accrued for in the periods ended October 31, 2014 or 2013. The Company’s warranty matters are not expected to have a material impact on its results of operations, liquidity, or financial position.

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

Net periodic pension costs for the Company’s pension plans include the following components (thousands of dollars):

	Three Months Ended October 31,
	2014	2013
Net periodic cost:
Service cost	$5,144	$4,683
Interest cost	4,779	4,854
Expected return on assets	(7,343)	(7,623)
Prior service cost and transition amortization	149	148
Actuarial loss amortization	1,832	1,848
Net periodic benefit cost	$4,561	$3,910

The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. For the three months ended October 31, 2014, the Company made contributions of $1.0 million to its non-U.S. pension plans and $0.7 million to its U.S. pension plans. The minimum funding requirement for the Company’s U.S. plans for Fiscal 2015 is $12.1 million. Per the Pension Protection Act of 2006, this obligation can be met with existing credit balances that resulted from payments above the minimum obligation in prior years. The Company plans to utilize existing credit balances to meet the minimum obligation. The Company currently estimates that it will contribute an additional $2.8 million to its non-U.S. pension plans during the remainder of Fiscal 2015.

In July 2013, the Company adopted a sunset freeze on its U.S. salaried pension plan. Effective August 1, 2013, the plan was frozen to any Employees hired on or after August 1, 2013. Then, effective August 1, 2016, Employees hired prior to August 1, 2013, will no longer continue to accrue Company contribution credits under the plan. Additionally, in July 2013, the Company announced that Employees hired on or after August 1, 2013, would be eligible for a 3.0 percent annual Company retirement contribution in addition to the Company’s 401(k) match. Effective August 1, 2016, Employees hired prior to August 1, 2013, will be eligible for the 3.0 percent annual Company retirement contribution.

In the first quarter of Fiscal 2015, the Company offered lump sum settlements to certain participants of its U.S. pension plans. During the second quarter, the Company will be making cash distributions to all participants that accepted these settlement offers and anticipates recording approximately $4.0 million of associated expense in the quarter.

Note L – Credit Facilities

On October 28, 2014, the Company entered into a First Amendment (Amendment) to its five-year, multi-currency revolving credit facility with a group of banks under which the Company may borrow up to $250.0 million. The Amendment increased the borrowing availability up to $400.0 million. The agreement provides that loans may be made under a selection of currencies and rate formulas including Base Rate Loans or LIBOR Rate Loans. The interest rate on each advance is based on certain market interest rates and leverage ratios. Facility fees and other fees on the entire loan commitment are payable over the duration of this facility. As of October 31, 2014, there was $242.0 million borrowed under this facility.  The multi-currency revolving facility contains debt covenants specifically related to maintaining a certain interest coverage ratio, and a certain leverage ratio as well as other covenants that, under certain circumstances, can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, create liens, and sell assets.  As of October 31, 2014, the Company was in compliance with all such covenants.  The Company expects to remain in compliance with these covenants.

Note M – Fair Values

At October 31, 2014 and July 31, 2014, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, long-term debt, and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximated carrying values because of the short-term nature of these instruments. As of October 31, 2014, the estimated fair value of long-term debt with fixed interest rates was $239.8 million compared to the carrying value of $225.0 million. The fair value is estimated by discounting projected cash flows using the rate that similar amounts of debt could currently be borrowed, which is classified as Level 2 in the fair value hierarchy.

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

The following summarizes the Company’s fair value of outstanding derivatives at October 31, 2014 and July 31, 2014 on the balance sheets (thousands of dollars):

	Significant Other Observable Inputs
	(Level 2)*
	October 31, 2014	July 31, 2014
Asset derivatives recorded under the caption Prepaids and other current assets
Foreign exchange contracts	$4,024	$931

Liability derivatives recorded under the caption Other current liabilities
Foreign exchange contracts	$(3,030)	$(1,242)

Forward exchange contracts - net asset (liability) position	$994	$(311)

____________________

*	Inputs to the valuation methodology of Level 2 assets include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

The Company holds equity method investments which are classified in other long-term assets in the condensed consolidated balance sheets. The aggregate carrying amount of these investments was $20.3 million as of October 31, 2014, and $21.4 million as of July 31, 2014. These equity method investments are measured at fair value on a nonrecurring basis. The fair value of the Company’s equity method investments has not been estimated as there have been no identified events or changes in circumstance that would have had an adverse impact on the value of these investments. In the event that these investments were required to be measured, these investments would fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value, as the investments are privately-held entities without quoted market prices.

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

The Company assesses the impairment of property, plant, and equipment whenever events or changes in circumstances indicate that the carrying amount of property, plant, and equipment assets may not be recoverable. There were no significant impairment charges recorded in the first quarter of Fiscal 2015 or 2014.

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

Note O – Income Taxes

The effective tax rate for the three months ended October 31, 2014 was 27.6 percent compared to 32.2 percent for the prior year first quarter. The decrease in our effective tax rate was primarily due to the inclusion of a $2.1 million tax expense related to an intercompany dividend in the prior year quarter, and a favorable shift in the mix of earnings between tax jurisdictions in the current year quarter.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to state and foreign income tax examinations by tax authorities for years before 2008. The United States Internal Revenue Service has completed examinations of the Company’s U.S. federal income tax returns through 2012.

At October 31, 2014, the total unrecognized tax benefits were $15.6 million and accrued interest and penalties on these unrecognized tax benefits were $1.7 million. The Company recognizes accrued interest related to unrecognized tax benefits in income tax expense. If the Company were to prevail on all unrecognized tax benefits recorded, substantially all of the unrecognized tax benefits would benefit the effective tax rate. With an average statute of limitations of about 5 years, up to $1.0 million of the unrecognized tax benefits could potentially expire in the next 12 month period unless extended by an audit. It is possible that quicker than expected settlement of either current or future audits and disputes would cause additional reversals of previously recorded reserves in the next 12 month period. Currently, the Company has approximately $0.2 million of unrecognized tax benefits that are in formal dispute with various taxing authorities related to transfer pricing and deductibility of expenses. Quantification of an estimated range and timing of future audit settlements cannot be made at this time.

In August 2014, the Company repatriated $52.4 million of cash held by its foreign subsidiaries in the form of a cash dividend. This dividend represented a portion of the total planned dividends for Fiscal 2015. At this time, the Company anticipates the net tax impact of the Fiscal 2015 dividends to be tax neutral.

Note P – New Accounting Standards Recently Adopted

In February 2013, the Financial Accounting Standards Board issued guidance related to obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This guidance was effective for the Company beginning the first quarter of Fiscal 2015. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements. For additional information, refer to Note I.

Note Q – Acquisitions

On September 30, 2014, the Company acquired 100 percent of the voting interest of Northern Technical, a Limited Liability Corporation that manufactures gas turbine inlet air filtration systems and replacement filters. Total consideration for the transaction was approximately $98.1 million. Based upon a preliminary acquisition valuation, the Company acquired $8.3 million of intangible assets that had estimated useful lives ranging from six months to 7 years at the time of acquisition, $32.2 million of net tangible assets, and $59.2 million of goodwill. Acquired goodwill is not deductible for tax purposes. The Company is currently in the process of finalizing the valuation of the assets acquired and liabilities assumed. The actual allocation of the final purchase price and the resulting effect on income from operations may differ from the unaudited amounts included herein. The Company expects to finalize the purchase price allocation within one year of the purchase date. Northern Technical’s results of operations are reported as part of the Gas Turbine Products operating segment in the Industrial Products reporting segment.

The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition of Northern Technical:

(Thousands of dollars)
Cash and cash equivalents	$431
Accounts receivable	1,083
Inventories	7,775
Other current assets	934
Property, plant, and equipment, net	21,829
Goodwill	59,177
Intangible assets, net	8,257
Other assets and deferred taxes	221
Total assets acquired	99,707

Trade accounts payable	149
Other current liabilities	1,508
Total liabilities assumed	1,657
Net assets acquired	$98,050
13

Subsequent to October 31, 2014, the Company recorded a $1.0 million working capital adjustment in accordance with the share purchase agreement. The Company received cash for this adjustment, which reduced the purchase price and goodwill. The adjustment was recorded in the second quarter. The Company anticipates potential additional adjustments pending completion of the intangible assets valuation and finalization of the acquisition accounting. These adjustments are not expected to have a material impact on the Company’s consolidated financial statements.

Pro forma results associated with the acquisition of Northern Technical are not provided as the Company has concluded this acquisition is not material.

Note R – Subsequent Events

On November 12, 2014, the Company announced its intent to close its Grinnell, Iowa, manufacturing facility. The Grinnell plant opened in 1952 to produce mufflers and air cleaners.  Approximately 75 employees will be affected by the planned closure of the facility.  The Company anticipates approximately $5.0 million of restructuring charges in the current fiscal year as a result of the announced closing of this plant.

In the first quarter of Fiscal 2015, the Company offered lump sum settlements to certain participants of its U.S. pension plans. During the second quarter, the Company will be making cash distributions to all participants that accepted these settlement offers and anticipates recording approximately $4.0 million of expense in the quarter.

On November 21, 2014, the Company’s Board of Directors declared a cash dividend in the amount of $0.165 per common share, payable to stockholders of record on December 8, 2014. The dividend will be paid on December 19, 2014.

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

Overview

The Company reported diluted net earnings per share of $0.40 for the first quarter of Fiscal 2015, down from $0.41 in the same period of the prior year. Net earnings for the quarter were $55.9 million, compared to $61.6 million in the three months ended October 31, 2013. The Company reported sales in the first quarter of Fiscal 2015 of $596.5 million, flat compared to sales of $599.4 million in the first quarter of the prior year. Worldwide Engine Products sales increased 0.4 percent, while Industrial Products sales decreased 2.1 percent. The impact of foreign currency translation decreased reported sales by $11.1 million or 1.9 percent in the quarter, compared to $6.8 million or 1.2 percent in the prior year period.

The Company had good growth in its Engine Aftermarket and On-Road businesses, which increased 7.4 percent and 13.1 percent, respectively. However, these sales increases were partially offset by a 17.6 percent decrease in Off-Road Products, as a result of weaker conditions in the global agriculture and Asian construction and mining markets. In addition, sales were negatively impacted 1.9 percent due to foreign currency translation from the stronger U.S. dollar against most other major currencies. Additionally, some large Gas Turbine projects originally planned to ship in the first quarter were rescheduled by our Customers to ship in the second quarter. The Company’s Industrial Products’ sales decreased 2.1 percent. Gas Turbine sales decreased 10.4 percent, Industrial Filtration Solutions sales decreased 0.7 percent, and Special Applications sales were approximately flat compared to the prior year first quarter.

The Company completed the acquisition of Northern Technical L.L.C. (Northern Technical) during the first quarter. Northern Technical manufactures gas turbine inlet air filtration systems and replacement filters. Due to the timing of this acquisition closing, Northern Technical’s sales were less than $1 million in the quarter. Within this fiscal year, the Company anticipates Northern Technical sales to be $17 to $20 million and to be accretive to earnings. Northern Technical’s results of operations are reported as part of the Gas Turbine Products operating segment in the Industrial Products reporting segment.

The Company’s operating margin decreased 240 basis points, from 15.3 percent in the prior year quarter to 12.9 percent, primarily attributable to lower fixed cost absorption due to a decrease in production volumes, primarily outside the U.S., higher compensation expenses and employee benefit costs, and expenses related to the Company’s continued implementation of its global enterprise resource planning system (Global ERP Project). These were partially offset by positive mix impacts from higher aftermarket sales and benefits from the Company’s ongoing Continuous Improvement initiatives, which include Lean, Kaizen, Six Sigma, and cost reduction efforts. For additional information, refer to the gross margin and operating expenses discussions in the Results of Operations section below.

Results of Operations

The Company’s overall sales were flat compared to the first quarter of the prior year as it continues to see high demand for replacement filters, while many of its first-fit equipment end-markets are struggling. Sales in the Americas increased $5.8 million or 2.0 percent compared to the first quarter of the prior year, and sales increased in Europe $1.0 million or 0.6 percent. The increase in sales in the Americas and Europe was more than offset by a decrease in sales in Asia of $9.8 million.

The impact of foreign currency translation decreased net sales by $11.1 million, or 1.9 percent. Worldwide sales, excluding the impact of foreign currency translation, increased 1.4 percent from the first quarter of the prior year. The impact of foreign currency translation decreased net earnings by $1.2 million, or 1.9 percent.

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

Following is a reconciliation to the most comparable U.S. GAAP financial measure of these non-U.S. GAAP financial measures (millions of dollars):

	Net Sales	Percent Change in Net Sales
Three Months Ended October 31, 2012:	$588.9	N/A
Net sales change, excluding foreign currency translation impact	17.3	3.0%
Foreign currency translation impact	(6.8)	(1.2)%
Three months ended October 31, 2013	$599.4	1.8%

Net sales change, excluding foreign currency translation impact	8.2	1.4%
Foreign currency translation impact	(11.1)	(1.9)%
Three months ended October 31, 2014	$596.5	(0.5)%

	Net Earnings	Percent Change in Net Earnings
Three Months Ended October 31, 2012:	$54.1	N/A
Net earnings change, excluding foreign currency translation impact	8.0	14.6%
Foreign currency translation impact	(0.5)	(0.8)%
Three months ended October 31, 2013	$61.6	13.8%

Net earnings change, excluding foreign currency translation impact	(4.5)	(7.4)%
Foreign currency translation impact	(1.2)	(1.9)%
Three months ended October 31, 2014	$55.9	$(9.3)%

Gross margin was 35.0 percent for the first quarter of 2015 compared to the prior year margin of 35.8 percent. The decrease in gross margin is primarily attributable to lower fixed cost absorption due to a decrease in production volumes, primarily outside the U.S., which decreased gross margin 130 basis points. This decrease was partially offset by benefits from the Company’s ongoing Continuous Improvement initiatives and the positive mix impacts from our higher aftermarket sales, which improved gross margin 50 basis points and 20 basis points, respectively.

Purchased raw materials generally represent approximately 60 to 65 percent of the Company’s cost of sales.  Of that amount, steel, including fabricated parts, represents approximately 25 percent.  Filter media represents approximately 15 to 20 percent and the remainder is primarily made up of petroleum based products and other components.  The cost the Company paid for steel during the three months ended October 31, 2014, varied by grade, but in aggregate it increased compared to the prior year quarter in the U.S. and was comparable to the prior year period at the Company’s other locations.  The Company’s cost of filter media also varies by type but was up slightly compared to the first quarter of Fiscal 2014. The cost of petroleum-based products was slightly up over the prior year quarter.  Currently, the market prices for steel are expected to decrease and the market prices for filter media are expected to slightly increase over the near term.  The Company enters into selective supply arrangements with certain of our steel suppliers that allow us to reduce volatility in the Company’s costs.  The Company does strive to recover or offset all material cost increases through selective price increases to its Customers and the Company’s Continuous Improvement initiatives, which include material substitution, process improvement, and product redesigns.

Operating expenses were $132.1 million, or 22.1 percent of sales, for the quarter, compared to $122.6 million or 20.5 percent in the prior year period.  The increase in operating expenses as a percent of sales was primarily due to higher costs associated with employee salaries and benefits, expenses related to the Company’s Global ERP Project, and higher travel expenses associated with our growth initiatives and increased Customer visits, which contributed 100 basis points, 20 basis points, and 10 basis points, respectively.

Other income for the first quarter of Fiscal 2015 totaled $3.8 million, compared to $1.7 million in the first quarter of the prior year. The increase for the first quarter compared to the prior year was due to an increase in royalty income of $0.8 million. The prior year quarter included $0.9 million of restructuring expenses related to the sale of a facility in Germany and $0.7 million of corporate donations.

The effective tax rate for the three months ended October 31, 2014 was 27.6 percent compared to 32.2 percent for the prior year first quarter. The decrease in the effective tax rate was primarily due to the inclusion of a $2.1 million tax expense related to an intercompany dividend in the prior year quarter, and a favorable shift in the mix of earnings between tax jurisdictions in the current year quarter.

Operations by Segment

Following is financial information for the Company’s Engine and Industrial Products segments. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments and interest income and expense. Segment detail is summarized as follows (thousands of dollars):

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company
Three Months Ended October 31, 2014:
Net sales	$390,720	$205,790	$—	$596,510
Earnings before income taxes	53,160	27,643	(3,520)	77,283
Assets	896,090	644,755	329,153	1,869,998

Three Months Ended October 31, 2013:
Net sales	$389,116	$210,268	$—	$599,384
Earnings before income taxes	62,073	31,143	(2,429)	90,787
Assets	864,273	526,142	429,510	1,819,925

Following are net sales by product within the Engine and Industrial Products segments (thousands of dollars):

	Three Months Ended October 31,
	2014	2013
Engine Products segment:
Off-Road Products	$73,554	$89,213
On-Road Products	36,757	32,489
Aftermarket Products*	256,539	238,872
Aerospace and Defense Products	23,870	28,542
Total Engine Products segment	390,720	389,116

Industrial Products segment:
Industrial Filtration Solutions Products	130,530	131,431
Gas Turbine Products	31,030	34,640
Special Applications Products	44,230	44,197
Total Industrial Products segment	205,790	210,268

Total Company	$596,510	$599,384

____________________

*	Includes replacement part sales to the Company’s OEM Engine Products Customers.

Engine Products Segment   For the first quarter of Fiscal 2015, worldwide Engine Products sales were $390.7 million, an increase of 0.4 percent from $389.1 million in the first quarter of the prior year, primarily driven by a 7.4 percent increase in Aftermarket Products and a 13.1 sales increase in On-Road Products, partially offset by sales decreases in Off-Road Products and Aerospace and Defense Products of 17.6 percent and 16.4 percent, respectively. Sales in the Americas increased by 2.3 percent, while sales decreased in Asia and Europe by 4.1 percent and 1.2 percent, respectively, compared to the same period in the prior year. The impact of foreign currency translation during the first quarter of Fiscal 2015 decreased sales by $7.2 million, or 1.9 percent. Earnings before income taxes as a percentage of sales decreased from 16.0 percent in the prior year period to 13.6 percent. The percentage earnings decrease for the three months ended October 31, 2014 was driven by lower fixed cost absorption due to a decrease in product volumes, higher compensation expenses employee benefit costs, investments to support strategic initiatives, unfavorable purchase variance and absorption, and expenses from the Company’s Global ERP Project, partially offset by the positive mix impacts from higher aftermarket sales.

Worldwide sales of Off-Road Products in the current quarter were $73.6 million, a decrease of 17.6 percent from $89.2 million in the first quarter of the prior year. Sales of Off-Road Products were down 21.9 percent from the first quarter of the prior year in the Americas, 27.5 percent in Asia, and 7.6 percent in Europe. For the current quarter, the sales decreases were driven by a decline in the agriculture equipment market with decreased build rates in all regions, continued softness in mining equipment markets, and the negative impacts of foreign currency translation, which were slightly offset by a slight improvement in the construction equipment market in the Americas.

Worldwide sales of On-Road Products in the current quarter were $36.8 million, an increase of 13.1 percent from $32.5 million in the first quarter of the prior year. Sales increased 19.5 percent in the Americas and 23.0 percent in Europe, partially offset by a 5.9 percent decrease in Asia. For the current quarter, sales increased primarily due to increases in Customer new truck build rates, improvement in utilization rates, and fleet expansions.

Worldwide sales of Aftermarket Products in the current quarter were $256.5 million, an increase of 7.4 percent from $238.9 million in the first quarter of the prior year. Aftermarket Products sales increased 10.6 percent in the Americas and 7.3 percent in Asia, partially offset by a 0.8 percent decrease in Europe. Sales increases for the current quarter were primarily driven by increased sales of the Company’s proprietary replacements filters, through expansion of the Company’s product portfolio and distribution, and increases in utilization rates of equipment fleets. PowerCore proprietary replacement filter sales contributed $3.4 million, a 15.0 percent increase.

Worldwide sales of Aerospace and Defense Products were $23.9 million, a decrease of 16.4 percent from $28.5 million in the first quarter of the prior year. Sales decreased 23.4 percent in the Americas and 23.6 percent in Asia, partially offset by a 9.5 percent increase in Europe. For the current quarter, the sales decreases were primarily due to a reduction in helicopter air filter sales compared to the prior year quarter as well as the continued slowdown in U.S. military ground vehicle spending.

Industrial Products Segment   For the current quarter, worldwide sales in the Industrial Products segment were $205.8 million, a decrease of 2.1 percent from $210.3 million in the first quarter of the prior year, driven by a 10.4 percent decrease in Gas Turbine Products and a 0.7 percent decrease in Industrial Filtration Solutions Products. Sales in Asia decreased by 11.3 percent, compared to the same period in the prior year, while sales increased in Europe and the Americas by 3.2 percent and 1.2 percent, respectively. The impact of foreign currency translation during the first quarter decreased sales by $3.9 million, or 1.9 percent. Earnings before income taxes as a percentage of sales for the current quarter of 13.4 percent decreased from 14.8 percent in the prior year period. The earnings percentage decrease for the current quarter was due to lower fixed cost absorption due to a decrease in production volumes, higher compensation expenses and employee benefit costs, investments to support strategic initiatives, expenses from the Company’s Global ERP Project, and approximately $1.0 million of amortization and integration expenses related to the acquisition of Northern Technical in the quarter.

Worldwide sales of Industrial Filtration Solutions Products in the current quarter were $130.5 million, a decrease of 0.7 percent from $131.4 million in the prior year. Sales decreased 3.2 percent in Asia and 1.1 percent in Europe, partially offset by a 1.4 percent increase in the Americas from the prior year period. For the three months ended October 31, 2014, the Company continued to experience soft new equipment sales due to a continued weak capital investment environment, partially offset by strong replacement air filter sales due to improved manufacturing activity.

Worldwide sales of the Company’s Gas Turbine Products in the first quarter were $31.0 million, a decrease of 10.4 percent compared to sales of $34.6 million in the prior year quarter. Gas Turbine Products sales are typically large systems and, as a result, the Company’s shipments and revenues fluctuate from period to period. Sales of Gas Turbine Products systems decreased primarily due to fewer shipments of large systems used in power generation. Additionally, some large Gas Turbine projects originally planned to ship in the first quarter were rescheduled by the Company’s Customers to ship in the second quarter.

Worldwide sales of Special Application Products were $44.2 million in the current quarter, consistent with the prior year quarter of $44.2 million. Sales increased by 3.9 percent in the Americas, partially offset by decreases of 0.6 percent in both Europe and Asia, respectively, from the prior year period. For the current quarter, sales were driven by a worldwide increase in demand for the Company’s hard disk drive products, offset by decreases in other products.

Liquidity and Capital Resources

During the first quarter of Fiscal 2015, $49.3 million of cash was generated from operating activities, compared with $98.9 million in the prior year period. The decrease in cash generated from operating activities of $49.6 million was primarily attributable to a $19.3 million increase in inventories, decreases in accrued compensation of $17.5 million, a smaller increase in income taxes payable of $11.0 million, and a $10.5 million decrease in accounts payable, partially offset by an $18.6 million decrease in receivables compared to the prior year.

In the first three months of Fiscal 2015, operating cash flows, cash on hand, and credit agreements were used to repurchase 3,342,000 shares of the Company’s common stock for $134.3 million, to make $27.0 million in capital investments, to pay $23.0 million in dividends, and to acquire Northern Technical. For additional information regarding share repurchases see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

At the end of the first quarter, the Company held $192.5 million in cash and cash equivalents, down from $296.4 million at July 31, 2014. Short-term investments were $75.1 million compared to $127.2 million at July 31, 2014. Short-term investments may change quarter to quarter based on maturity dates of existing investments and the Company’s outlook of cash needs, and available access to liquidity. The amount of unused lines of credit as of October 31, 2014 was $414.2 million. Long-term debt of $241.9 million at October 31, 2014, slightly decreased from $243.7 million at July 31, 2014. Long-term debt represented 21.3 percent of total long-term capital, defined as long-term debt plus total shareholders’ equity, compared to 19.6 percent at July 31, 2014.

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

The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. The Company may elect to make additional contributions up to the maximum tax deductible contribution. For the three months ended October 31, 2014, the Company made contributions of $1.0 million to its non-U.S. pension plans and $0.7 million to its U.S. pension plans. The minimum funding requirement for the Company’s U.S. plans for Fiscal 2015 is $12.1 million. Per the Pension Protection Act of 2006, this obligation can be met with existing credit balances that resulted from payments above the minimum obligation in prior years. The Company plans to utilize existing credit balances to meet the minimum obligation. The Company currently estimates that it will contribute an additional $2.8 million to its non-U.S. pension plans during the remainder of Fiscal 2015.

The following table summarizes the Company’s contractual obligations as of October 31, 2014 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$239,690	$—	$89,690	$25,000	$125,000
Capital lease obligations	2,844	1,338	1,446	60	—
Interest on long-term debt obligations	61,813	10,305	20,454	10,129	20,925
Operating lease obligations	30,871	12,282	13,462	4,856	271
Purchase obligations (1)	138,473	131,113	7,317	27	16
Pension and deferred compensation (2)	91,899	17,745	10,684	10,572	52,898
Total (3)	$565,590	$172,783	$143,053	$50,644	$199,110

____________________

(1)	Purchase obligations consist primarily of inventory, tooling, contract employment services, and capital expenditures. The Company’s purchase orders for inventory are based on expected Customer demand and quantities and dollar volumes are subject to change.
(2)	Pension and deferred compensation consists of long-term pension liabilities and salary and bonus deferrals elected by certain executives under the Company’s deferred compensation plan. Deferred compensation balances earn interest based on a treasury bond rate as defined by the plan (10-year treasury bond STRIP rate plus two percent for deferrals prior to January 1, 2011 and 10-year treasury bond rates for deferrals after December 31, 2010) and approved by the Human Resources Committee of the Board of Directors, and are payable at the election of the participants.
(3)	In addition to the above contractual obligations, the Company may be obligated for additional cash outflows of $15.6 million of potential tax obligations, including accrued interest and penalties. The payment and timing of any such payments is affected by the ultimate resolution of the tax years that are under audit or remain subject to examination by the relevant taxing authorities.

At October 31, 2014, the Company had a contingent liability for standby letters of credit totaling $7.9 million that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of insurance contract terms as detailed in each letter of credit. At October 31, 2014, there were no amounts drawn upon these letters of credit.

On October 28, 2014, the Company entered into a First Amendment (Amendment) to its five-year, multi-currency revolving credit facility with a group of banks under which the Company may borrow up to $250.0 million. The Amendment increased the borrowing availability up to $400.0 million. The agreement provides that loans may be made under a selection of currencies and rate formulas including Base Rate Loans or LIBOR Rate Loans. The interest rate on each advance is based on certain market interest rates and leverage ratios. Facility fees and other fees on the entire loan commitment are payable over the duration of this facility. As of October 31, 2014, there was $242.0 million borrowed under this facility.  The multi-currency revolving facility contains debt covenants specifically related to maintaining a certain interest coverage ratio, and a certain leverage ratio as well as other covenants that, under certain circumstances, can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, create liens, and sell assets.  As of October 31, 2014, the Company was in compliance with all such covenants.  The Company expects to remain in compliance with these covenants.

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

New Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with Customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to Customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with Customers. Additionally, qualitative and quantitative disclosures are required about Customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting guidance is effective for the Company beginning in the first quarter of Fiscal 2018 using one of two prescribed retrospective methods. Early adoption is not permitted. The Company is evaluating the impact of the amended revenue recognition guidance on the Company’s consolidated financial statements.

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

Business Acquisitions

On August 14, 2014, the Company announced that it entered into an agreement to acquire 100 percent of the voting equity interests in Northern Technical, a manufacturer of gas turbine inlet air filtration systems and replacement filters. The acquisition closed on September 30, 2014. See further detail on this acquisition at Note Q.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2014.

Outlook

•	The Company projects its total Fiscal 2015 sales to be between $2.50 and $2.60 billion, or an increase of 1 to 5 percent from Fiscal 2014. The forecast is based on the Euro at US$1.25 and 112 Yen to the US$.
•	The Company’s Fiscal 2015 operating margin is forecasted to be 13.9 to 14.7 percent. Included in this forecast is approximately $8 million in operating expense increases for the Company’s Global ERP Project and targeted sales growth initiatives. This excludes approximately $5 million of forecasted restructuring charges as a result of the announced closing of the Grinnell, Iowa, muffler plant and approximately $4 million in the second quarter related to lump sum settlements accepted by certain participants in the Company’s U.S. Pension plans.
•	The Company’s Fiscal 2015 tax rate is anticipated to be between 27 and 30 percent.
•	The Company forecasts its Fiscal 2015 EPS to be between $1.77 and $1.97, excluding the restructuring and pension lump sum settlements discussed above.
•	The Company projects that cash generated by its operating activities will be between $275 and $315 million. Capital spending is estimated to be between $90 and $100 million.
21

SAFE HARBOR STATEMENT UNDER THE SECURITIES REFORM ACT OF 1995

The Company, through its management, may make forward-looking statements reflecting the Company’s current views with respect to future events and financial performance. These forward-looking statements, which may be included in reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended July 31, 2014, which could cause actual results to differ materially from historical results or those anticipated. The words or phrases “will likely result,” “are expected to,” “will continue,” “will allow,” “estimate,” “project,” “believe,” “expect,” “anticipate,” “forecast,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 21e of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995 (PSLRA). In particular, the Company desires to take advantage of the protections of the PSLRA in connection with the forward-looking statements made in this Quarterly Report on Form 10-Q, including those contained in the “Outlook” section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. All statements other than statements of historical fact are forward-looking statements. These statements do not guarantee future performance.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. In addition, the Company wishes to advise readers that the factors listed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended July 31, 2014, as well as other factors, could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed. These factors include, but are not limited to, world economic factors and the ongoing economic uncertainty, the reduced demand for hard disk drive products with the increased use of flash memory, currency fluctuations, commodity prices, political factors, the Company’s international operations, highly competitive markets, governmental laws and regulations, including the impact of the various economic stimulus and financial reform measures, the implementation of our new information technology systems, information security and data breaches, potential global events resulting in market instability including financial bailouts and defaults of sovereign nations, military and terrorist activities, including political unrest in the Middle East and Ukraine, health outbreaks, natural disasters, and other factors included in Item 1A of the Company’s Annual Report on Form 10-K for the year ended July 31, 2014. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the reported market risk of the Company since July 31, 2014. See further discussion of these market risks in the Company’s Annual Report on Form 10-K for the year ended July 31, 2014.

Item 4.    Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report (the Evaluation Date), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.
(b)	Changes in Internal Control over Financial Reporting: There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter ended October 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
22

The Company is in the process of a multi-year implementation of a Global ERP Project. In the second quarter of Fiscal 2014, the Company began deploying the system in certain operations, primarily in the Americas. In November 2014, the Company completed deploying the system in the Americas with the exception of Brazil, which goes live at a later date. The Company expects this system will continue to be deployed further in Europe throughout Fiscal 2015. In response to business integration activities related to the new system, the Company will align and streamline the design and operation of the financial reporting controls environment to be responsive to the changing operating environment.

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

Item 1A.     Risk Factors

There are inherent risks and uncertainties associated with the Company’s global operations that involve the manufacturing and sale of products for highly demanding Customer applications throughout the world. These risks and uncertainties could adversely affect the Company’s operating performances or financial condition. The “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended July 31, 2014, includes a discussion of these risks and uncertainties.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended October 31, 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
August 1 - August 31, 2014	1,562,632	$39.68	1,551,806	6,991,904
September 1 - September 30, 2014	1,130,450	$41.26	1,114,655	5,877,249
October 1 - October 31, 2014	685,375	$39.66	675,076	5,202,173
Total	3,378,457	$40.21	3,341,537	5,202,173

____________________

(1)	On September 27, 2013, the Company announced that the Board of Directors authorized the repurchase of up to 15.0 million shares of common stock. This repurchase authorization, which is effective until terminated by the Board of Directors, replaced the existing authority that was authorized on March 26, 2010. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the quarter ended October 31, 2014. However, the “Total Number of Shares Purchased” column of the table above includes 36,920 previously owned shares tendered by option holders in payment of the exercise price of options during the quarter. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of exercising stock options or payment of equity based awards.
23

Item 6.     Exhibits

*3-A – Restated Certificate of Incorporation of Registrant as currently in effect (Filed as Exhibit 3-A to Form 10-Q Report for the Second Quarter ended January 31, 2012)

*3-B – Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Registrant, dated as of March 3, 2006 (Filed as Exhibit 3-B to 2011 Form 10-K Report)

*3-C – Amended and Restated Bylaws of Registrant (as of January 30, 2009) (Filed as Exhibit 3-C to Form 10-Q Report for the Second Quarter ended January 31, 2009)

4 – **

*4-A – Preferred Stock Amended and Restated Rights Agreement between Registrant and Wells Fargo Bank, N.A., as Rights Agent, dated as of January 27, 2006 (Filed as Exhibit 4-A to 2011 Form 10-K Report)

*10.1 – First Amendment, dated as of October 28, 2014, to Credit Agreement, dated as of December 7, 2012, among the Company, each of the lenders from time to time parties to the Credit Agreement (the “Lenders”) and Wells Fargo National Association, as administrative agent for the Lenders and issuer of letters of credit (Filed as Exhibit 10.1 to the current report on Form 8-K filed October 29, 2014)

31-A – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 – Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 – The following information from the Donaldson Company, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014 as filed with the Securities and Exchange Commission, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) The Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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
24

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DONALDSON COMPANY, INC.
(Registrant)

Date: December 5, 2014	By:	/s/ William M. Cook
William M. Cook Chairman, President and Chief Executive Officer (duly authorized officer)

Date: December 5, 2014	By:	/s/ James F. Shaw
James F. Shaw Vice President, Chief Financial Officer (principal financial officer)

Date: December 5, 2014	By:	/s/ Melissa A. Osland
Melissa A. Osland Corporate Controller (principal accounting officer)

25