Form 10-Q
period 2015-01-31
DONALDSON CO INC
filed 2015-03-10
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2015 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.

Commission File Number 1-7891

DONALDSON COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $5 Par Value –136,545,705 shares as of February 28, 2015.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Thousands of dollars, except share and per share amounts)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
Net sales	$596,944	$581,622	$1,193,454	$1,181,006
Cost of sales	391,469	379,974	778,927	764,964
Gross profit	205,475	201,648	414,527	416,042
Operating expenses	137,249	129,540	269,329	252,187
Operating income	68,226	72,108	145,198	163,855
Interest expense	3,728	1,999	7,242	4,613
Other income, net	(3,313)	(4,773)	(7,138)	(6,427)
Earnings before income taxes	67,811	74,882	145,094	165,669
Income taxes	18,281	16,542	39,617	45,737
Net earnings	$49,530	$58,340	$105,477	$119,932

Weighted average shares – basic	137,954,594	146,957,131	138,768,007	147,140,135
Weighted average shares – diluted	139,661,287	149,021,755	140,587,668	149,204,090
Net earnings per share – basic	$0.36	$0.40	$0.76	$0.82
Net earnings per share – diluted	$0.35	$0.39	$0.75	$0.80
Dividends paid per share	$0.165	$0.140	$0.330	$0.270

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
Net earnings	$49,530	$58,340	$105,477	$119,932
Foreign currency translation loss	(53,714)	(18,302)	(96,539)	(5,108)
Net gain (loss) on hedging derivatives, net of deferred taxes of ($102), ($61), ($665) and $39, respectively	159	108	1,195	(64)
Pension and postretirement liability adjustment, net of deferred taxes of $2,550, $2,585, $3,896 and $4,372, respectively	7,386	4,044	12,276	7,270
Total comprehensive income	$3,361	$44,190	$22,409	$122,030

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share amounts)

(Unaudited)

	January 31, 2015	July 31, 2014
Assets
Current assets
Cash and cash equivalents	$228,998	$296,418
Short-term investments	28,220	127,201
Accounts receivable, less allowance of $6,878 and $6,763	431,498	474,157
Inventories	272,007	253,351
Prepaids and other current assets	100,966	74,150
Total current assets	$1,061,689	$1,225,277
Property, plant, and equipment, at cost	1,109,747	1,099,188
Less accumulated depreciation	(644,242)	(647,523)
Property, plant, and equipment, net	465,505	451,665
Goodwill	218,319	166,406
Intangible assets, net	37,886	36,045
Other assets	66,851	63,018
Total assets	$1,850,250	$1,942,411

Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings	$322,160	$185,303
Current maturities of long-term debt	1,830	1,738
Trade accounts payable	188,061	216,603
Other current liabilities	185,002	205,936
Total current liabilities	697,053	609,580
Long-term debt	240,896	243,726
Deferred income taxes	20,915	22,386
Other long-term liabilities	66,596	64,236
Total liabilities	1,025,460	939,928

Shareholders’ equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued	758,216	758,216
Retained earnings	760,019	702,435
Stock compensation plans	17,736	19,601
Accumulated other comprehensive loss	(128,878)	(45,810)
Treasury stock at cost, 15,007,173 and 11,237,522 shares at
January 31, 2015 and July 31, 2014, respectively	(582,303)	(431,959)
Total shareholders’ equity	824,790	1,002,483
Total liabilities and shareholders’ equity	$1,850,250	$1,942,411

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)
(Unaudited)

	Six Months Ended January 31,
	2015	2014
Operating Activities
Net earnings	$105,477	$119,932
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	37,399	33,167
Changes in operating assets and liabilities	(70,956)	94
Tax benefit of equity plans	(5,383)	(6,864)
Stock compensation plan expense	7,677	7,137
Deferred taxes	(2,294)	(6,143)
Loss on sale of business	—	905
Other, net	13,489	3,377
Net cash provided by operating activities	85,409	151,605

Investing Activities
Net expenditures on property, plant, and equipment	(50,969)	(42,848)
Purchases of short-term investments	—	(46,719)
Proceeds from sale of short-term investments	87,474	47,369
Acquisitions, net of cash acquired	(96,651)	—
Net cash used in investing activities	(60,146)	(42,198)

Financing Activities
Purchase of treasury stock	(174,213)	(66,331)
Repayments of long-term debt	(1,304)	(80,665)
Change in short-term borrowings	137,184	96,901
Dividends paid	(45,695)	(39,414)
Tax benefit of equity plans	5,383	6,864
Exercise of stock options	8,147	10,331
Net cash used in financing activities	(70,498)	(72,314)
Effect of exchange rate changes on cash	(22,185)	(2,112)
Increase (decrease) in cash and cash equivalents	(67,420)	34,981
Cash and cash equivalents, beginning of year	296,418	224,138
Cash and cash equivalents, end of period	$228,998	$259,119

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S) (U.S. GAAP) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and six month periods ended January 31, 2015 are not necessarily indicative of the results that may be expected for future periods. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2014.

Note B – Inventories

The components of inventory as of January 31, 2015 and July 31, 2014 are as follows (thousands of dollars):

	January 31, 2015	July 31, 2014
Raw materials	$110,783	$112,522
Work in process	28,836	17,256
Finished products	132,388	123,573
Total inventories	$272,007	$253,351

Note C – Accounting for Stock-Based Compensation

Stock-based compensation expense is recognized using the fair-value method for all awards. In addition to granting stock options, the Company also granted reload options during the six months ended January 31, 2015. A reload stock option is granted for the number of shares tendered as payment for the exercise price and minimum tax withholding obligation upon the exercise of a stock option with a reload provision.  The option price of the reload option is equal to the market price of the stock on the date of exercise of the original option and will expire on the same date as the original option which was exercised. The Company determined the fair value of its option awards using the Black-Scholes option pricing model. The following assumptions were used to value the options, including reload options, which generally have a shorter contractual life, granted during the six months ended January 31, 2015: range of less than one year to 8 years expected life; expected volatility range of 18.6 percent to 26.7 percent; risk-free interest rate range of 0.05 percent to 2.27 percent; and annual dividend yield of 1.6 percent. The expected life for options granted during the period represents the period of time that the options are expected to be outstanding based on the contractual life and historical data of option holder exercise and termination behavior. Expected volatilities are based upon historical volatility of the Company’s stock over a period at least equal to the expected life of each option grant. Option grants have exercise prices equal to the fair market value of the Company’s stock on the date of grant. The weighted average fair value for options granted during the six months ended January 31, 2015 and 2014 was $9.95 per share and $11.60 per share, respectively. For the three and six months ended January 31, 2015, the Company recorded pre-tax stock-based compensation expense associated with stock options of $5.6 million and $6.9 million, respectively, and recorded $1.9 million and $2.3 million, respectively, of related tax benefit. For the three and six months ended January 31, 2014, the Company recorded pre-tax stock-based compensation expense associated with stock options of $4.7 million and $6.1 million, respectively, and recorded $1.6 million and $2.0 million, respectively, of related tax benefit.

The following table summarizes stock option activity during the six months ended January 31, 2015:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at July 31, 2014	7,197,882	$26.84
Granted	998,336	38.63
Exercised	(591,394)	17.45
Canceled	(31,509)	38.95
Outstanding at January 31, 2015	7,573,315	29.08

The total intrinsic value of options exercised during the six months ended January 31, 2015 and 2014 was $13.4 million and $15.9 million, respectively.

The following table summarizes information concerning outstanding and exercisable options as of January 31, 2015:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.00 to $17.69	1,571,174	2.29	$17.01	1,571,174	$17.01
$17.70 to $23.69	1,488,345	4.02	21.44	1,488,345	21.44
$23.70 to $29.69	844,768	5.84	29.12	844,768	29.12
$29.70 to $35.69	1,778,353	7.20	34.23	1,506,618	34.32
$35.70 and above	1,890,675	9.18	40.26	345,423	41.78
	7,573,315	5.90	29.08	5,756,328	25.95

At January 31, 2015, the aggregate intrinsic value of options outstanding and exercisable was $63.7 million and $62.9 million, respectively.

As of January 31, 2015, there was $10.5 million of total unrecognized compensation expense related to non-vested stock options granted under the 2010 Master Stock Incentive Plan. This unvested expense is expected to be recognized during the remainder of Fiscal Years 2015, 2016, 2017, and 2018.

Note D – Net Earnings Per Share

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods. For the three and six months ended January 31, 2015, there were 874,222 options excluded from the diluted net earnings per share calculation. For the three and six months ended January 31, 2014, there were 822,500 and 835,328 options excluded from the diluted net earnings per share calculation.

The following table presents information necessary to calculate basic and diluted net earnings per common share (thousands, except per share amounts):

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
Weighted average shares – basic	137,955	146,957	138,768	147,140
Common share equivalents	1,706	2,065	1,820	2,064
Weighted average shares – diluted	139,661	149,022	140,588	149,204
Net earnings for basic and diluted earnings per share computation	$49,530	$58,340	$105,477	$119,932
Net earnings per share – basic	$0.36	$0.40	$0.76	$0.82
Net earnings per share – diluted	$0.35	$0.39	$0.75	$0.80

Note E – Shareholders’ Equity

The Company’s Board of Directors authorized the repurchase of up to 15.0 million shares of common stock on September 27, 2013. During the three months ended January 31, 2015, the Company repurchased 1,045,000 shares for $39.9 million at an average price of $38.18 per share. During the six months ended January 31, 2015, the Company repurchased 4,387,000 shares for $174.2 million at an average price of $39.72 per share. As of January 31, 2015, the Company had remaining authorization to repurchase up to 4.2 million shares.

On January 31, 2015, the Company’s Board of Directors declared a cash dividend in the amount of 16.5 cents per common share, payable to stockholders of record on February 17, 2015. The dividend was paid on March 5, 2015.

Note F – Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component are as follows:

(Thousands of dollars)	Foreign currency translation adjustment (a)	Pension benefits	Derivative financial instruments		Total
Balance as of July 31, 2014, net of tax	$48,289	$(93,998)	$(101)		$(45,810)
Other comprehensive (loss) income before reclassifications and tax	(96,539)	11,795	2,040		$(82,704)
Tax benefit (expense)	—	(2,457)	(714)		$(3,171)
Other comprehensive (loss) income before reclassifications, net of tax	$(96,539)	$9,338	$1,326		$(85,875)
Reclassifications, before tax	—	4,843	(180)		$4,663 (d)
Tax benefit (expense)	—	(1,905)	49		$(1,856)
Reclassifications, net of tax	—	2,938 (b)	(131)		2,807
Other comprehensive (loss) income, net of tax	(96,539)	12,276	1,195	(c)	$(83,068)
Balance at January 31, 2015, net of tax	$(48,250)	$(81,722)	$1,094		$(128,878)

Balance as of July 31, 2013, net of tax	$50,411	$(87,712)	$(172)		$(37,473)
Other comprehensive (loss) income before reclassifications and tax	(5,935)	7,122	61		$1,248
Tax benefit (expense)	—	(2,758)	(21)		$(2,779)
Other comprehensive (loss) income before reclassifications, net of tax	$(5,935)	$4,364	$40		$(1,531)
Reclassifications, before tax	827	4,520	(164)		$5,183
Tax benefit (expense)	—	(1,614)	60		$(1,554)
Reclassifications, net of tax	827	2,906 (b)	(104)		3,629
Other comprehensive (loss) income, net of tax	(5,108)	7,270	(64	)(c)	$2,098
Balance at January 31, 2014, net of tax	$45,303	$(80,442)	$(236)		$(35,375)

____________________

(a)	Taxes are not provided on cumulative translation adjustments as substantially all translation adjustments relate to earnings that are intended to be indefinitely reinvested outside the U.S. Amounts were reclassified from accumulated other comprehensive loss to other income, net.
(b)	Primarily includes net amortization of prior service costs and actuarial losses included in net periodic benefit cost (see Note K) that were reclassified from accumulated other comprehensive loss to operating expenses or cost of sales.
(c)	Relates to foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to other income, net (see Note M).
(d)	Reclassification adjustments out of accumulated other comprehensive income for the three months ended January 31, 2015 and 2014 were not material.
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

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company
Three Months Ended January 31, 2015:
Net sales	$357,109	$239,835	$—	$596,944
Earnings before income taxes	41,436	37,446	(11,071)	67,811

Three Months Ended January 31, 2014:
Net sales	$369,675	$211,947	$—	$581,622
Earnings before income taxes	47,294	28,032	(444)	74,882

Six Months Ended January 31, 2015:
Net sales	$747,829	$445,625	$—	$1,193,454
Earnings before income taxes	94,596	65,089	(14,591)	145,094
Assets	873,310	639,890	337,050	1,850,250

Six Months Ended January 31, 2014:
Net sales	$758,791	$422,215	$—	$1,181,006
Earnings before income taxes	109,367	59,175	(2,873)	165,669
Assets	836,585	522,062	414,896	1,773,543

There were no Customers that accounted for over 10 percent of net sales for the three or six months ended January 31, 2015 or 2014. There were no Customers that accounted for over 10 percent of gross accounts receivable as of January 31, 2015 or 2014.

Note H – Goodwill and Other Intangible Assets

Goodwill is assessed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company performed an impairment assessment during the third quarter of Fiscal 2014. The results of this assessment showed that the estimated fair values of the reporting units to which goodwill is assigned continued to significantly exceed the corresponding carrying values of the respective reporting units resulting in no goodwill impairment. Following is a reconciliation of goodwill for the six months ended January 31, 2015 (thousands of dollars):

	Engine Products	Industrial Products	Total Goodwill
Balance as of July 31, 2014	$72,373	$94,033	$166,406
Goodwill acquired	—	60,266	60,266
Foreign exchange translation	(1,226)	(7,127)	(8,353)
Balance as of January 31, 2015	$71,147	$147,172	$218,319

As of January 31, 2015, other intangible assets were $38.0 million, a $2.0 million increase from $36.0 million at July 31, 2014. The increase in other intangible assets is primarily due to the acquisition of Northern Technical L.L.C. (Northern Technical) intangibles of $6.2 million, amortization of existing assets of $3.6 million, and a $0.8 million foreign exchange translation decrease. Refer to Note Q for further discussion of the Northern Technical acquisition.

Expected amortization expense relating to existing intangible assets is as follows (in thousands):

Fiscal Year
Remaining 2015	$3,962
2016	$5,383
2017	$5,242
2018	$4,001
2019	$3,449
2020	$3,364
Thereafter	$12,481

Note I – Guarantees

The Company and Caterpillar Inc. equally own the shares of Advanced Filtration Systems Inc. (AFSI), an unconsolidated joint venture, and guarantee certain debt of the joint venture. As of January 31, 2015, AFSI had $23.1 million of outstanding debt, of which the Company guarantees half. The Company recorded $0.6 million and $0.7 million of earnings from this equity method investment during the three months ended January 31, 2015 and 2014, respectively. The Company recorded $1.5 million and $1.3 million of earnings from this equity method investment for the six months ended January 31, 2015 and 2014, respectively. During the three and six months ended January 31, 2015 and 2014, the Company also recorded royalty income of $1.5 million and $3.1 million, respectively, and $1.8 million and $3.3 million, respectively, related to AFSI.

As of January 31, 2015, the Company had a contingent liability for standby letters of credit totaling $7.9 million that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of insurance contract terms as detailed in each letter of credit. At January 31, 2015, there were no amounts drawn upon these letters of credit.

Note J – Warranty

The Company estimates warranty expense using quantitative measures based on historical warranty claim experience and evaluation of specific Customer warranty issues. Following is a reconciliation of warranty reserves for the six months ended January 31, 2015 and 2014 (thousands of dollars):

	January 31,
	2015	2014
Beginning balance	$9,029	$10,526
Accruals for warranties issued during the reporting period	1,617	1,710
Accruals related to pre-existing warranties (including changes in estimates)	(204)	(342)
Less settlements made during the period	(2,020)	(2,404)
Ending balance	$8,422	$9,490

There were no significant specific warranty matters accrued for in the periods ended January 31, 2015 or 2014. The Company’s warranty matters are not expected to have a material impact on our results of operations, liquidity, or financial position.

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

Net periodic pension costs for the Company’s pension plans include the following components:

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
	(thousands of dollars)
Net periodic cost:
Service cost	$5,134	$4,702	$10,278	$9,385
Interest cost	4,905	4,863	9,684	9,717
Expected return on assets	(7,541)	(7,656)	(14,884)	(15,279)
Prior service cost and transition amortization	142	148	291	296
Settlement cost	3,906	—	3,906	—
Actuarial loss amortization	1,854	1,850	3,686	3,698
Net periodic benefit cost	$8,400	$3,907	$12,961	$7,817

The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. For the six months ended January 31, 2015, the Company made contributions of $1.9 million to its non-U.S. pension plans and $0.9 million to its U.S. pension plans. The minimum funding requirement for the Company’s U.S. plans for Fiscal 2015 is $12.1 million. Per the Pension Protection Act of 2006, this obligation can be met with existing credit balances that resulted from payments above the minimum obligation in prior years. The Company plans to utilize existing credit balances to meet the minimum obligation. The Company currently estimates that it will contribute an additional $1.7 million to its non-U.S. pension plans during the remainder of Fiscal 2015.

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

In the first quarter of Fiscal 2015, the Company offered lump sum payments to certain participants of its U.S. pension plans. During the second quarter, the Company made cash distributions to all participants that accepted these settlement offers, which qualified as a partial settlement of these plans. The Company recorded $3.9 million of expense in the quarter associated with the partial settlement.

Note L – Credit Facilities

On October 28, 2014, the Company entered into a First Amendment (Amendment) to its five-year, multi-currency revolving credit facility with a group of banks under which the Company was able to borrow up to $250.0 million. The Amendment increased the borrowing availability up to $400.0 million. The agreement provides that loans may be made under a selection of currencies and rate formulas including Base Rate Loans or LIBOR Rate Loans. The interest rate on each advance is based on certain market interest rates and leverage ratios. Facility fees and other fees on the entire loan commitment are payable over the duration of this facility. As of January, 2015, there was $295.0 million borrowed under this facility.  The multi-currency revolving facility contains debt covenants specifically related to maintaining a certain interest coverage ratio, and a certain leverage ratio as well as other covenants that, under certain circumstances, can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, create liens, and sell assets.  As of January 31, 2015, the Company was in compliance with all such covenants.  The Company expects to remain in compliance with these covenants.

Note M – Fair Values

At January 31, 2015 and July 31, 2014, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, long-term debt, and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximated carrying values because of the short-term nature of these instruments. As of January 31, 2015, the estimated fair value of long-term debt with fixed interest rates was $245.2 million compared to the carrying value of $225.0 million. The fair value is estimated by discounting projected cash flows using the rate that similar amounts of debt could currently be borrowed, which is classified as Level 2 in the fair value hierarchy.

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

The following summarizes the Company’s fair value of outstanding derivatives at January 31, 2015 and July 31, 2014 on the balance sheets (thousands of dollars):

	Significant Other Observable Inputs (Level 2)*
	January 31, 2015	July 31, 2014
Asset derivatives recorded under the caption Prepaids and other current assets
Foreign exchange contracts	$5,573	$931

Liability derivatives recorded under the caption Other current liabilities
Foreign exchange contracts	$(6,979)	$(1,242)

Forward exchange contracts - net liability position	$(1,406)	$(311)

____________________

*	Inputs to the valuation methodology of Level 2 assets include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

The Company holds equity method investments which are classified in other long-term assets in the condensed consolidated balance sheets. The aggregate carrying amount of these investments was $20.1 million as of January 31, 2015, and $21.4 million as of July 31, 2014. These equity method investments are measured at fair value on a nonrecurring basis. The fair value of the Company’s equity method investments has not been estimated as there have been no identified events or changes in circumstance that would have had an adverse impact on the value of these investments. In the event that these investments were required to be measured, these investments would fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value, as the investments are privately-held entities without quoted market prices.

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

The Company assesses the impairment of property, plant, and equipment whenever events or changes in circumstances indicate that the carrying amount of property, plant, and equipment assets may not be recoverable. There were no significant impairment charges recorded during the three or six months ended January 31, 2015 or 2014.

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

Note O – Income Taxes

The effective tax rate for the three and six months ended January 31, 2015 was 27.0 percent and 27.3 percent, respectively. The effective tax rate for the three and six months ended January 31, 2014 was 22.1 percent and 27.6 percent, respectively. The increase in the Company’s effective tax rate for the three months ended January 31, 2015, was primarily due to a $6.4 million tax benefit recorded in the prior year quarter associated with the favorable settlement of a tax audit. This increase was partially offset by the retroactive reinstatement of the Research and Experimentation Credit in the United States in the current year quarter. The decrease in the Company’s effective tax rate for the six months ended January 31, 2015 was primarily due to a favorable shift in the mix of earnings between tax jurisdictions and the retroactive reinstatement of the Research and Experimentation Credit in the United States, which was recognized during the current year six-month period, and non-recurring tax costs associated with foreign dividend distributions recorded during the prior year six-month period. This decrease was partially offset by the tax benefit associated with the favorable settlement of a tax audit recorded in the prior year six-month period.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to state and foreign income tax examinations by tax authorities for years before 2008. The United States Internal Revenue Service has completed examinations of the Company’s U.S. federal income tax returns through 2012.

At January 31, 2015, the total unrecognized tax benefits were $16.3 million and accrued interest and penalties on these unrecognized tax benefits were $1.7 million. The Company recognizes accrued interest related to unrecognized tax benefits in income tax expense. If the Company were to prevail on all unrecognized tax benefits recorded, substantially all of the unrecognized tax benefits would benefit the effective tax rate. With an average statute of limitations of about 5 years, up to $1.0 million of the unrecognized tax benefits could potentially expire in the next 12 month period. It is possible that quicker than expected settlement of either current or future audits and disputes would cause additional reversals of previously recorded reserves in the next 12 month period. Quantification of an estimated range and timing of future audit settlements cannot be made at this time.

Note P – New Accounting Standards Recently Adopted

In February 2013, the Financial Accounting Standards Board issued guidance related to obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The guidance was effective for the Company beginning the first quarter of Fiscal 2015. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements. For additional information, refer to Note I.

Note Q – Acquisitions

On September 30, 2014, the Company acquired 100 percent of the voting interest of Northern Technical, a Limited Liability Corporation that manufactures gas turbine inlet air filtration systems and replacement filters. Total consideration for the transaction was approximately $97.1 million after recording a working capital adjustment in accordance with the share purchase agreement during the second quarter. The Company received cash for this adjustment, which reduced the purchase price and goodwill. Based upon a preliminary acquisition valuation, including the impact of the working capital adjustment noted above, the Company acquired $6.2 million of intangible assets that had estimated useful lives ranging from six months to 7 years at the time of acquisition, $32.2 million of net tangible assets, and $60.3 million of goodwill. Acquired goodwill is not deductible for tax purposes. The Company is currently in the process of finalizing the valuation of the assets acquired and liabilities assumed. The actual allocation of the final purchase price and the resulting effect on income from operations may differ from the unaudited amounts included herein. The Company expects to finalize the purchase price allocation within one year of the purchase date. Northern Technical’s results of operations are reported as part of the Gas Turbine Products operating segment in the Industrial Products reporting segment.

The Company anticipates potential additional adjustments pending finalization of the acquisition accounting. These adjustments are not expected to have a material impact on the Company’s consolidated financial statements.

The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition of Northern Technical:

(Thousands of dollars)
Cash and cash equivalents	$431
Accounts receivable	1,083
Inventories	7,775
Other current assets	934
Property, plant, and equipment, net	21,829
Goodwill	60,266
Intangible assets, net	6,200
Other assets and deferred taxes	221
Total assets acquired	98,739

Trade accounts payable	149
Other current liabilities	1,508
Total liabilities assumed	1,657
Net assets acquired	$97,082

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

The Company has two reporting segments: Engine Products and Industrial Products. Products in the Engine Products segment consist of air filtration systems, exhaust and emissions systems, liquid filtration systems including hydraulics, fuel, and lube, and replacement filters. The Engine Products segment sells to original equipment manufacturers (OEMs) in the construction, mining, agriculture, aerospace, defense, and truck markets, and to independent distributors, OEM dealer networks, private label accounts, and large equipment fleets. Products in the Industrial Products segment include dust, fume, and mist collectors, compressed air purification systems, air filtration systems for gas turbines, PTFE membrane-based products, and specialized air and gas filtration systems for applications including computer hard disk drives and semi-conductor manufacturing. The Industrial Products segment sells to various industrial dealers, distributors, OEMs of gas-fired turbines, and OEMs and end-users requiring clean filtration solutions and replacement filters.

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report.

Overview

The Company reported diluted net earnings per share of $0.35 for the second quarter of Fiscal 2015, down from $0.39 in the same period of the prior year. Net earnings for the quarter were $49.5 million, compared to $58.3 million in the three months ended January 31, 2014. The Company reported sales in the second quarter of Fiscal 2015 of $596.9 million, an increase of 2.6 percent from $581.6 million in the second quarter of the prior year. The impact of foreign currency translation decreased reported sales by $27.5 million, or 4.8 percent, in the quarter.

The Company had growth in its Gas Turbine Systems, Aerospace and Defense, and On-Road businesses, which increased 91.0 percent, 12.6 percent, and 6.3 percent, respectively. Gas Turbine Products sales are typically large systems and, as a result, the Company’s shipments and revenues fluctuate from period to period. These sales increases were partially offset by a 22.6 percent decrease in Off-Road Products, as a result of weaker conditions in the global agriculture and Asia Pacific construction and global mining markets. In addition, sales were negatively impacted by 4.8 percent due to foreign currency translation from the stronger U.S. dollar against most other major currencies. The Company’s Engine Products’ sales decreased 3.4 percent from last year and its Industrial Products’ sales increased 13.2 percent.

The Company’s operating margin for the quarter was 11.4 percent, which includes a $3.9 million pension settlement and $0.7 million of restructuring charges, down 100 basis points from the prior year. Year-to-date operating margin was 12.2 percent, down 170 basis points from FY14, primarily attributable to lower fixed cost absorption due to a decrease in product volumes, unfavorable mix due to a higher proportion of large Gas Turbine Systems project shipments, and expenses related to the Company’s ongoing strategic investments, including the continued implementation of its global enterprise resource planning system (Global ERP Project). These factors were partially offset by benefits from the Company’s ongoing Continuous Improvement initiatives, which include Lean, Kaizen, Six Sigma, and cost reduction efforts. For additional information, refer to the gross margin and operating expenses discussions in the Results of Operations section below.

Results of Operations

The Company’s overall sales increased compared to the second quarter of the prior year. The Company continues to see high demand for replacement filters, while many of its first-fit equipment end-markets that are dependent on capital spending are weak. The increase compared to the prior year was primarily driven by a 91.0 percent increase in our Gas Turbine sales. Sales increased in the Americas by $17.2 million, or 6.2 percent, and $0.5 million or 0.3 percent in Europe, partially offset by a sales decrease in Asia of $3.0 million, or 2.4 percent, compared to the second quarter of the prior year.

The impact of foreign currency translation during the second quarter of Fiscal 2015 decreased net sales by $27.5 million, or 4.8 percent, from the prior year second quarter. The impact of foreign currency translation on the year-to-date results as of the end of the second quarter of Fiscal 2015 decreased net sales by $38.6 million, or 3.3 percent. Worldwide sales for the second quarter of Fiscal 2015, excluding the impact of foreign currency translation, increased 7.4 percent from the second quarter of the prior year and increased 4.3 percent year-to-date over the prior year. The impact of foreign currency translation decreased net earnings by $2.7 million, or 4.7 percent, and decreased net earnings by $3.9 million, or 3.3 percent, for the three and six months ended January 31, 2015, respectively.

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

Following is a reconciliation to the most comparable U.S. GAAP financial measure of these non-U.S. GAAP financial measures (millions of dollars):

	Three Month Period		Six Month Period
	Net Sales	Percent Change in Net Sales	Net Sales	Percent Change in Net Sales
Period ended January 31, 2013	$596.0	NA	$1,185.0	NA
Net sales change, excluding
foreign currency translation impact	(5.6)	(0.9)%	11.6	1.0%
Foreign currency translation impact	(8.8)	(1.5)%	(15.6)	(1.3)%
Period ended January 31, 2014	$581.6	(2.4)%	$1,181.0	(0.3)%

Net sales change, excluding
foreign currency translation impact	42.8	7.4%	51.1	4.4%
Foreign currency translation impact	(27.5)	(4.8)%	(38.6)	(3.3)%
Period ended January 31, 2015	$596.9	2.6%	$1,193.5	1.1%

	Three Month Period		Six Month Period
	Net Earnings	Percent Change in Net Earnings	Net Earnings	Percent Change in Net Earnings
Period ended January 31, 2013	$50.8	NA	$104.9	NA
Net earnings change, excluding
foreign currency translation impact	8.2	16.2%	16.2	15.4%
Foreign currency translation impact	(0.7)	(1.4)%	(1.2)	(1.1)%
Period ended January 31, 2014	$58.3	14.8%	$119.9	14.3%

Net earnings change, excluding
foreign currency translation impact	(6.1)	(10.5)%	(10.5)	(8.8)%
Foreign currency translation impact	(2.7)	(4.6)%	(3.9)	(3.3)%
Period ended January 31, 2015	$49.5	(15.1)%	$105.5	(12.1)%

Gross margin was 34.4 percent for the quarter compared to prior year margin of 34.7 percent and 34.7 percent year-to-date compared to 35.2 percent in the prior year period. The decreases were due to the negative impact of lower fixed cost absorption due to a decrease in OEM production volumes, a negative mix impact from the increase in large Gas Turbine project shipments, and the costs associated with the closing of our Grinnell, Iowa facility, which decreased gross margin 80 basis points and 100 basis points, in the quarter and year-to-date periods, respectively. These decreases were partially offset by benefits from our Continuous Improvement initiatives, which improved gross margin 60 basis points.

Purchased raw materials generally represent approximately 60 to 65 percent of the Company’s cost of sales.  Of that amount, steel, including fabricated parts, represents approximately 25 percent.  Filter media represents approximately 15 to 20 percent and the remainder is primarily made up of petroleum-based products and other components.  The cost the Company paid for steel during the three months ended January 31, 2015, varied by grade, but in aggregate it increased slightly compared to the prior year quarter in the U.S.  The Company’s cost of filter media also varies by type but was up slightly compared to the prior year quarter. The cost of petroleum-based products was flat over the prior year quarter.  Currently, the market prices for steel are decreasing and the market prices for filter media are expected to be flat over the near term.  The Company enters into selective supply arrangements with certain of its steel suppliers that allow the Company to reduce volatility in its costs.  The Company does strive to recover or offset all material cost increases through selective price increases to its Customers and the Company’s Continuous Improvement cost reduction initiatives, which include material substitution, process improvement, and product redesigns.

Operating expenses were $137.2 million for the second quarter, up 6.0 percent from $129.5 million in the prior year period.  As a percent of sales, operating expenses for the second quarter were 23.0 percent, up from 22.3 percent of sales during the prior year quarter. Operating expenses year-to-date were $269.3 million, or 22.6 percent of sales, compared to $252.2 million, or 21.4 percent of sales, in the prior year. The increase in operating expenses for both periods as a percent of sales was primarily due to the $3.9 million lump sum pension settlement and sales growth related initiatives.

Other income, net for the second quarter of Fiscal 2015 totaled $3.3 million, compared to $4.8 million in the second quarter of the prior year. The decrease for the second quarter compared to the prior year second quarter was primarily due to a $0.6 million increase in miscellaneous expenses, a $0.5 million decrease in royalty income, and $0.4 million of foreign exchange losses. Year-to-date other income totaled $7.1 million compared to $6.4 million reported in the prior year. The increase was driven by a $0.7 million decrease in donations, an increase of $0.3 million in income generated from the Company’s joint ventures, and an increase in royalty income of $0.3 million. In addition, the prior year included $0.9 million of restructuring expenses related to the sale of a facility in Germany. These increases were partially offset by a decrease in foreign exchange gains of $0.9 million, a $0.4 million decrease in miscellaneous income, and a $0.2 million decrease in interest income.

The effective tax rate for the three and six months ended January 31, 2015 was 27.0 percent and 27.3 percent, respectively. The effective tax rate for the three and six months ended January 31, 2014 was 22.1 percent and 27.6 percent, respectively. The increase in the Company’s effective tax rate for the three months ended January 31, 2015 was primarily due to a $6.4 million tax benefit recorded in the prior year quarter associated with the favorable settlement of a tax audit. This increase was partially offset by the retroactive reinstatement of the Research and Experimentation Credit in the United States in the current year quarter.

The decrease in the Company’s effective tax rate for the six months ended January 31, 2015 was primarily due to a favorable shift in the mix of earnings between tax jurisdictions, the retroactive reinstatement of the Research and Experimentation Credit in the United States recognized during the current year six month period, and non-recurring tax costs associated with foreign dividend distributions recorded during the prior year six month period. This decrease was partially offset by the tax benefit associated with the favorable settlement of a tax audit recorded in the prior year six month period.

Operations by Segment

Following is financial information for the Company’s Engine and Industrial Products segments. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments and interest income and expense. Segment detail is summarized as follows (thousands of dollars):

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company
Three Months Ended January 31, 2015:
Net sales	$357,109	$239,835	$—	$596,944
Earnings before income taxes	41,436	37,446	(11,071)	67,811

Three Months Ended January 31, 2014:
Net sales	$369,675	$211,947	$—	$581,622
Earnings before income taxes	47,294	28,032	(444)	74,882

Six Months Ended January 31, 2015:
Net sales	$747,829	$445,625	$—	$1,193,454
Earnings before income taxes	94,596	65,089	(14,591)	145,094
Assets	873,310	639,890	337,050	1,850,250

Six Months Ended January 31, 2014:
Net sales	$758,791	$422,215	$—	$1,181,006
Earnings before income taxes	109,367	59,175	(2,873)	165,669
Assets	836,585	522,062	414,896	1,773,543

Following are net sales by product within the Engine and Industrial Products segments (thousands of dollars):

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
Engine Products segment:
Off-Road Products	$63,703	$82,298	$137,257	$171,511
On-Road Products	31,718	29,828	68,475	62,317
Aftermarket Products*	235,576	234,362	492,115	473,234
Aerospace and Defense Products	26,112	23,187	49,982	51,729
Total Engine Products segment	357,109	369,675	747,829	758,791

Industrial Products segment:
Industrial Filtration Solutions Products	130,191	132,847	260,721	264,278
Gas Turbine Products	63,923	33,461	94,953	68,101
Special Applications Products	45,721	45,639	89,951	89,836
Total Industrial Products segment	239,835	211,947	445,625	422,215

Total Company	$596,944	$581,622	$1,193,454	$1,181,006

____________________

*	Includes replacement part sales to the Company’s OEM Engine Products Customers.

Engine Products Segment For the second quarter of Fiscal 2015, worldwide Engine Products sales were $357.1 million, a decrease of 3.4 percent from $369.7 million in the second quarter of the prior year. This decrease was driven by a 22.6 percent decrease in Off-Road Products, partially offset by a 12.6 percent increase in Aerospace and Defense Products, a 6.3 percent increase in On-Road Products, and a 0.5 percent increase in Aftermarket Products. Sales in Europe and Asia decreased by 13.6 percent and 5.0 percent, respectively, partially offset by an increase in the Americas of 1.5 percent compared to the same period in the prior year. The impact of foreign currency translation during the second quarter of Fiscal 2015 decreased sales by $15.5 million, or 4.2 percent. Year-to-date worldwide Engine Products sales were $747.8 million, a decrease of 1.4 percent from $758.8 million in the prior year period. This decrease was driven by a 20.0 percent decrease in Off-Road Products and a 3.4 percent decrease in Aerospace and Defense Products, partially offset by a 4.0 percent increase in Aftermarket Products and a 9.9 percent increase in On-Road Products. Sales in Europe and Asia decreased by 7.3 percent and 4.5 percent, respectively, partially offset by a 1.9 percent increase in the Americas compared to the same period in the prior year. The impact of foreign currency translation on the year-to-date results for the first six months of Fiscal 2015 decreased sales by $22.7 million, or 3.0 percent.

For the three months ended January 31, 2015, earnings before income taxes as a percentage of Engine Product segment sales were 11.6 percent, a decrease from 12.8 percent in the prior year period. Year-to-date earnings before income taxes as a percentage of Engine Products segment sales were 12.6 percent, a decrease from 14.4 percent in the prior year. The percentage earnings decreases for the three and six months ended January 31, 2015 were driven by lower fixed cost absorption due to a decrease in production volumes, higher compensation expenses and employee benefit costs, investments to support sales growth initiatives, and expenses from the Company’s Global ERP Project, partially offset by the positive mix impacts from higher aftermarket sales

Worldwide sales of Off-Road Products in the current quarter were $63.7 million, a decrease of 22.6 percent from $82.3 million in the second quarter of the prior year. Sales of Off-Road Products were down 25.5 percent from the second quarter of the prior year in the Americas, 22.8 percent in Europe, and 20.8 percent in Asia. Year-to-date worldwide sales of Off-Road Products totaled $137.3 million, a decrease of 20.0 percent from $171.5 million in the prior year. Year-to-date sales of Off-Road Products were down 23.6 percent from the prior year in the Americas, 14.9 percent in Europe, and 24.2 percent in Asia. For the three and six months ended January 31, 2015, the sales decreases were driven by a continued weakness in the agriculture equipment and Asia Pacific construction equipment market, with decreased build rates in all regions, continued softness in the global mining equipment markets, and the negative impacts of foreign currency translation, which were all slightly offset by a slight improvement in the construction equipment market in the Americas.

Worldwide sales of On-Road Products in the current quarter were $31.7 million, an increase of 6.3 percent from $29.8 million in the second quarter of the prior year. Sales increased 10.7 percent in the Americas and 3.3 percent in Asia. Year-to-date worldwide sales of On-Road Products were $68.5 million, an increase of 9.9 percent from $62.3 million in the prior year. Year-to-date sales increased 15.3 percent in the Americas, 11.2 percent in Europe, and were flat in Asia. For the three and six months ended January 31, 2015, sales increased primarily due to increases in Customer new truck build rates and fleet expansions.

Worldwide sales of Aftermarket Products in the current quarter were $235.6 million, an increase of 0.5 percent from $234.4 million in the second quarter of the prior year. Aftermarket Products sales increased 4.9 percent in the Americas, partially offset by an 11.1 percent decrease in Europe, and were flat in Asia. Year-to-date worldwide sales of Aftermarket Products were $492.1 million, an increase of 4.0 percent from $473.2 million in the prior year. Aftermarket Products sales increased 7.8 percent in the Americas and 4.0 percent in Asia, partially offset by a 5.9 percent decrease in Europe. Sales for the three and six months ended January 31, 2015, were primarily driven by increased sales of the Company’s proprietary replacements filters, through expansion of the Company’s product portfolio and distribution, and increases in the utilization rates of equipment fleets. PowerCore proprietary replacement filter sales increased $4.1 million and $9.3 million in the three and six month periods, respectively, which was an increase of 17.9 percent and 20.3 percent, respectively, from the prior year period.

Worldwide sales of Aerospace and Defense Products were $26.1 million, an increase of 12.6 percent from $23.2 million in the second quarter of the prior year. Sales increased 17.3 percent in the Americas, partially offset by a small decrease in Europe. Year-to-date worldwide sales of Aerospace and Defense Products were $50.0 million, a decrease of 3.4 percent from $51.7 million in the prior year. Sales decreased 6.0 percent in the Americas, partially offset by a 4.3 percent increase in Europe. For the six months ended January 31, 2015, the sales decreases were primarily due to a reduction in helicopter air filter sales compared to the prior year period.

Industrial Products Segment For the current quarter, worldwide sales in the Industrial Products segment were $239.8 million, an increase of 13.2 percent from $211.9 million in the second quarter of the prior year. The increase was driven by a 91.0 percent increase in Gas Turbine Products, partially offset by a sales decrease in Industrial Filtration Solutions Products of 2.0 percent. Sales in the Americas and Europe increased by 19.0 percent and 18.5 percent, respectively, and were flat in Asia. The impact of foreign currency translation during the second quarter of Fiscal 2015 decreased sales by $12.0 million, or 5.7 percent. Year-to-date global net sales were $445.6 million, an increase of 5.5 percent from $422.2 million in the prior year. This increase was driven by a 39.4 percent increase in Gas Turbine Products, partially offset by a sales decrease in Industrial Filtration Solutions Products of 1.3 percent. Year-to-date sales in Europe and the Americas increased by 11.2 percent and 10.0 percent, respectively, compared to the same period in the prior year, partially offset by a 5.7 percent decrease in Asia. The impact of foreign currency translation on the year-to-date results decreased sales by $15.9 million, or 3.8 percent.

For the three months ended January 31, 2015, earnings before income taxes as a percentage of sales were 15.6 percent, an increase from 13.2 percent in the prior year period. Year-to-date earnings before income taxes as a percentage of Industrial Products segment sales were 14.6 percent, an increase from 14.0 percent in the prior year. The earnings percentage increases for the three and six months ended January 31, 2015, were due to better leveraging of fixed costs and margin rate improvements driven by Continuous Improvement initiatives, offset by the negative mix impacts from more Gas Turbine Systems project shipments. In addition, the prior six month period included the disposal of the Company’s Flensburg, Germany plant.

Worldwide sales of Industrial Filtration Solutions Products in the current quarter were $130.2 million, a decrease of 2.0 percent from $132.8 million in the prior year. Sales decreased 6.8 percent in Europe, partially offset by a sales increase of 4.5 percent in Asia, from the prior year period. Sales in the Americas were flat. Year-to-date worldwide sales of Industrial Filtration Solutions Products were $260.7 million, a decrease of 1.3 percent from $264.3 million in the prior year. Sales decreased 4.1 in Europe, partially offset by sales increases of 0.6 percent and 0.8 percent in Asia and the Americas, respectively, from the prior year period. For the three and six months ended January 31, 2015, the Company continued to experience soft new equipment sales due to a continued weak capital investment environment, partially offset by strong replacement air filter sales due to improved manufacturing activity by the equipment installed in the field.

Worldwide sales of the Company’s Gas Turbine Products in the second quarter were $63.9 million, an increase of 91.0 percent compared to sales of $33.5 million in the prior year quarter. Year-to-date global sales of the Company’s Gas Turbine Products were $95.0 million, an increase of 39.4 percent compared to sales of $68.1 million in the prior year period. Gas Turbine Products sales are typically large systems and, as a result, the Company’s shipments and revenues fluctuate from period to period. Sales of Gas Turbine Products systems were up for the three and six months ended January 31, 2015, primarily due to increased shipments of large systems used in power generation.

Worldwide sales of Special Application Products were $45.7 million in the current quarter, an increase of 0.2 percent from $45.6 million in the prior year quarter. Sales increased by 20.2 percent and 1.0 percent in Europe and Asia, respectively, partially offset by a sales decrease of 23.6 percent in the Americas, from the prior year period. Year-to-date worldwide sales of Special Application Products were $90.0 million, an increase of 0.1 percent from $89.8 million in the prior year. Sales increased by 9.8 percent and 0.2 percent in Europe and Asia, respectively, partially offset by a sales decrease of 10.7 percent in the Americas, from the prior year period. For the three and six months ended January 31, 2015, sales were driven by a worldwide increase in demand for the Company’s hard disk drive filter products.

Liquidity and Capital Resources

During the first six months of Fiscal 2015, $85.4 million of cash was generated from operating activities, compared with $151.6 million in the prior year period. The decrease in cash generated from operating activities of $66.2 million was primarily attributable to a $20.4 million increase in inventories, a decrease in accrued compensation of $18.4 million, an increase in receivables of $16.6 million, and a decrease in income taxes payable of $12.9 million compared to the prior year.  A number of large Gas Turbine projects shipped in the latter half of the quarter, causing an increase in receivables compared to the prior year. Additionally, the Company increased its inventory as a result of planned distribution center expansions in Europe and Latin America, in anticipation of the West Coast port disruptions, and to facilitate moving certain production lines from one facility to another. The Company has implemented actions to reduce inventory balances.

In the first six months of Fiscal 2015, operating cash flows and cash on hand, and credit lines were used to repurchase 4,387,000 shares of treasury stock for $174.2 million, to make $51.0 million in capital investments, to pay $45.7 million in dividends, and to acquire Northern Technical. For additional information regarding share repurchases see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

At the end of the second quarter, the Company held $229.0 million in cash and cash equivalents, down from $296.4 million at July 31, 2014. Short-term investments were $28.2 million compared to $127.2 million at July 31, 2014. Short-term investments may change quarter to quarter based on maturity dates of existing investments and the Company’s outlook of cash needs, and available access to liquidity. The amount of unused lines of credit as of January 31, 2015 was approximately $346.6 million. Long-term debt of $240.9 million at January 31, 2015, slightly decreased from $243.7 million at July 31, 2014. Long-term debt represented 22.6 percent of total long-term capital, defined as long-term debt plus total shareholders’ equity, compared to 19.6 percent at July 31, 2014.

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

The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. For the six months ended January 31, 2015, the Company made contributions of $1.9 million to its non-U.S. pension plans and $0.9 million to its U.S. pension plans. The minimum funding requirement for the Company’s U.S. plans for Fiscal 2015 is $12.1 million. Per the Pension Protection Act of 2006, this obligation can be met with existing credit balances that resulted from payments above the minimum obligation in prior years. The Company plans to utilize existing credit balances to meet the minimum obligation. The Company currently estimates that it will contribute an additional $1.7 million to its non-U.S. pension plans during the remainder of Fiscal 2015.

The following table summarizes the Company’s contractual obligations as of January 31, 2015 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$239,048	$—	$100,000	$14,048	$125,000
Capital lease obligations	2,648	1,421	1,189	38	—
Interest on long-term debt obligations	59,658	10,262	18,374	10,097	20,925
Operating lease obligations	31,903	12,203	14,180	5,267	253
Purchase obligations (1)	136,483	127,988	8,488	7	—
Pension and deferred compensation (2)	91,424	17,648	10,793	10,359	52,624
Total (3)	$561,164	$169,522	$153,024	$39,816	$198,802

____________________

(1)	Purchase obligations consist primarily of inventory, tooling, contract employment services, and capital expenditures. The Company’s purchase orders for inventory are based on expected Customer demand and quantities and dollar volumes are subject to change.
(2)	Pension and deferred compensation consists of long-term pension liabilities and salary and bonus deferrals elected by certain executives under the Company’s deferred compensation plan. Deferred compensation balances earn interest based on a treasury bond rate as defined by the plan (10-year treasury bond STRIP rate plus two percent for deferrals prior to January 1, 2011, and 10-year treasury bond rates for deferrals after December 31, 2010) and approved by the Human Resources Committee of the Board of Directors, and are payable at the election of the participants.
(3)	In addition to the above contractual obligations, the Company may be obligated for additional cash outflows of $16.3 million of potential tax obligations, including accrued interest and penalties. The payment and timing of any such payments is affected by the ultimate resolution of the tax years that are under audit or remain subject to examination by the relevant taxing authorities.

On January 31, 2015, the Company had a contingent liability for standby letters of credit totaling $7.9 million that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of insurance contract terms as detailed in each letter of credit. At January 31, 2015, there were no amounts drawn upon these letters of credit.

On October 28, 2014, the Company entered into a First Amendment (Amendment) to its five-year, multi-currency revolving credit facility with a group of banks under which the Company may borrow up to $250.0 million. The Amendment increased the borrowing availability up to $400.0 million. The agreement provides that loans may be made under a selection of currencies and rate formulas including Base Rate Loans or LIBOR Rate Loans. The interest rate on each advance is based on certain market interest rates and leverage ratios. Facility fees and other fees on the entire loan commitment are payable over the duration of this facility. As of January 31, 2015, there was $295.0 million borrowed under this facility. The multi-currency revolving facility contains debt covenants specifically related to maintaining a certain interest coverage ratio, and a certain leverage ratio as well as other covenants that, under certain circumstances, can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, create liens, and sell assets. As of January 31, 2015, the Company was in compliance with all such covenants. The Company expects to remain in compliance with these covenants.

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

Outlook

•	The Company now projects its full fiscal year sales to be between $2.40 and $2.50 billion. This forecast is based on the Euro at US$1.13 and 117 Yen to the US$.
•	The Company’s Fiscal 2015 operating margin forecast is 13.6 to 14.4 percent. Included in this forecast is approximately $10 million in operating expense increases for the Company’s Global ERP project and specific sales growth initiatives. This excludes the $3.9 million charge associated with the lump sum settlement of its U.S. pension plan recorded in the second quarter and forecasted full year restructuring charges.
•	The Company’s Fiscal 2015 tax rate is anticipated to be between 27 and 29 percent.
•	The Company forecasts its Fiscal 2015 Adjusted Diluted EPS to be between $1.65 and $1.85, excluding restructuring and pension lump sum settlement expenses of $0.04.
•	The Company projects that cash generated by operating activities will be between $245 and $285 million. Capital spending is estimated to be between $90 and $100 million.
22

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

Item 4.    Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report (the Evaluation Date), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.
(b)	Changes in Internal Control over Financial Reporting: There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter ended January 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
23

The Company is in the process of a multi-year implementation of a global enterprise resource planning system (Global ERP Project). In the second quarter of Fiscal 2014, the Company began deploying the system in certain operations, primarily in the Americas. In November 2014, the Company completed deploying the system in the Americas with the exception of Brazil, which goes live at a later date. The Company expects this system will continue to be deployed further in Europe throughout Fiscal 2015. In response to business integration activities related to the new system, the Company is aligning and streamlining the design and operation of the financial reporting controls environment to be responsive to the changing operating environment.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended January 31, 2015:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
November 1 - November 30, 2014	7,255	$42.88	—	5,202,173
December 1 - December 31, 2014	1,044,974	$38.18	1,044,974	4,157,199
January 1 - January 31, 2015	9,095	$37.61	—	4,157,199
Total	1,061,324	$38.21	1,044,974	4,157,199

____________________

(1)	On September 27, 2013, the Company announced that the Board of Directors authorized the repurchase of up to 15.0 million shares of common stock. This repurchase authorization, which is effective until terminated by the Board of Directors, replaced the existing authority that was authorized on March 26, 2010. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the quarter ended January 31, 2015. However, the “Total Number of Shares Purchased” column of the table above includes 16,350 previously owned shares tendered by option holders in payment of the exercise price of options during the quarter. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of exercising stock options or payment of equity based awards.

24

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

31-B – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 – Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 – The following information from the Donaldson Company, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2015 as filed with the Securities and Exchange Commission, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) The Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DONALDSON COMPANY, INC.
(Registrant)

Date: March 10, 2015	By:	/s/ William M. Cook
William M. Cook Chairman, President and Chief Executive Officer (duly authorized officer)

Date: March 10, 2015	By:	/s/ James F. Shaw
James F. Shaw Vice President, Chief Financial Officer (principal financial officer)

Date: March 10, 2015	By:	/s/ Melissa A. Osland
Melissa A. Osland Corporate Controller (principal accounting officer)

26