Form 10-Q
period 2015-04-30
DONALDSON CO INC
filed 2015-06-08
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2015 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.

Commission File Number 1-7891

DONALDSON COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $5 Par Value – 135,955,398 shares as of April 30, 2015.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Thousands of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
Net sales	$568,013	$624,234	$1,761,467	$1,805,240
Cost of sales	376,040	400,773	1,154,967	1,165,737
Gross profit	191,973	223,461	606,500	639,503
Operating expenses	126,984	130,727	396,313	382,914
Operating income	64,989	92,734	210,187	256,589
Interest expense	3,914	2,374	11,156	6,987
Other income, net	(4,647)	(3,822)	(11,785)	(10,249)
Earnings before income taxes	65,722	94,182	210,816	259,851
Income taxes	19,350	26,846	58,967	72,583
Net earnings	$46,372	$67,336	$151,849	$187,268

Weighted average shares - basic	137,246,854	145,310,710	138,272,093	146,543,727
Weighted average shares - diluted	138,787,914	147,339,425	140,012,046	148,608,748
Net earnings per share - basic	$0.34	$0.46	$1.10	$1.28
Net earnings per share - diluted	$0.33	$0.46	$1.08	$1.26
Dividends paid per share	$0.165	$0.140	$0.495	$0.410

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
Net earnings	$46,372	$67,336	$151,849	$187,268
Foreign currency translation gain (loss)	(6,070)	21,291	(102,609)	16,183
Net gain (loss) on hedging derivatives, net of deferred taxes of ($1,402), $72, ($737) and $33, respectively	(2,601)	117	(1,406)	53
Pension and postretirement liability adjustment, net of deferred taxes of $1,120, $4,691, $5,482 and $9,063, respectively	7,884	8,607	20,160	15,877
Total comprehensive income	$45,585	$97,351	$67,994	$219,381

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share amounts)
(Unaudited)

	April 30, 2015	July 31, 2014
Assets
Current assets
Cash and cash equivalents	$222,338	$296,418
Short-term investments	28,062	127,201
Accounts receivable, less allowance of $7,737 and $6,763	422,801	474,157
Inventories	285,678	253,351
Prepaids and other current assets	93,823	74,150
Total current assets	$1,052,702	$1,225,277
Property, plant, and equipment, at cost	1,125,459	1,099,188
Less accumulated depreciation	(656,648)	(647,523)
Property, plant, and equipment, net	468,811	451,665
Goodwill	218,255	166,406
Intangible assets, net	36,002	36,045
Other assets	70,062	63,018
Total assets	$1,845,832	$1,942,411

Liabilities and shareholders' equity
Current liabilities
Short-term borrowings	$286,440	$185,303
Current maturities of long-term debt	1,841	1,738
Trade accounts payable	187,060	216,603
Other current liabilities	168,600	205,936
Total current liabilities	643,941	609,580
Long-term debt	265,192	243,726
Deferred income taxes	21,773	22,386
Other long-term liabilities	67,400	64,236
Total liabilities	998,306	939,928
Shareholders' equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized,	—	—
none issued
Common stock, $5.00 par value, 240,000,000 shares authorized,
151,643,194 shares issued	758,216	758,216
Retained earnings	805,197	702,435
Stock compensation plans	17,678	19,601
Accumulated other comprehensive loss	(129,665)	(45,810)
Treasury stock at cost, 15,586,296 and 11,237,522 shares at
April 30, 2015 and July 31, 2014, respectively	(603,900)	(431,959)
Total shareholders' equity	847,526	1,002,483
Total liabilities and shareholders' equity	$1,845,832	$1,942,411

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)
(Unaudited)

	Nine Months Ended April 30,
	2015	2014
Operating Activities
Net earnings	$151,849	$187,268
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	55,455	50,245
Changes in operating assets and liabilities, excluding effect of acquisition	(60,653)	(5,764)
Tax benefit of equity plans	(6,473)	(8,119)
Stock compensation plan expense	9,238	9,474
Deferred taxes	(706)	(7,649)
Loss on sale of business	—	905
Other, net	12,657	3,746
Net cash provided by operating activities	161,367	230,106

Investing Activities
Net expenditures on property, plant, and equipment	(72,601)	(66,046)
Purchases of short-term investments	(27,040)	(108,864)
Proceeds from sale of short-term investments	114,514	61,179
Acquisitions, net of cash acquired	(96,651)	—
Net cash used in investing activities	(81,778)	(113,731)

Financing Activities
Purchase of treasury stock	(201,167)	(165,871)
Proceeds from long-term debt	25,000	125,000
Repayments of long-term debt	(3,367)	(81,586)
Change in short-term borrowings	100,530	54,693
Dividends paid	(68,242)	(59,675)
Tax benefit of equity plans	6,473	8,119
Exercise of stock options	10,457	13,035
Net cash used in financing activities	(130,316)	(106,285)
Effect of exchange rate changes on cash	(23,353)	3,994
Increase (decrease) in cash and cash equivalents	(74,080)	14,084
Cash and cash equivalents, beginning of year	296,418	224,138
Cash and cash equivalents, end of period	$222,338	$238,222

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S) (U.S. GAAP) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and nine month periods ended April 30, 2015 are not necessarily indicative of the results that may be expected for future periods. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2014.

Note B – Inventories

The components of inventory as of April 30, 2015 and July 31, 2014 are as follows (thousands of dollars):

	April 30, 2015	July 31, 2014
Raw materials	$113,872	$112,522
Work in process	25,581	17,256
Finished products	146,225	123,573
Total inventories	$285,678	$253,351

Note C – Accounting for Stock-Based Compensation

Stock-based compensation expense is recognized using the fair-value method for all awards. In addition to granting stock options, the Company also granted reload options during the nine months ended April 30, 2015. A reload stock option is granted for the number of shares tendered as payment for the exercise price and minimum tax withholding obligation upon the exercise of a stock option with a reload provision. The option price of the reload option is equal to the market price of the stock on the date of exercise of the original option and will expire on the same date as the original option which was exercised. The Company determined the fair value of its option awards using the Black-Scholes option pricing model. The following assumptions were used to value the options, including reload options, which generally have a shorter contractual life, granted during the nine months ended April 30, 2015: range of less than one year to 8 years expected life; expected volatility range of 18.6 percent to 26.7 percent; risk-free interest rate range of 0.05 percent to 2.27 percent; and annual dividend yield of 1.6 percent. The expected life for options granted during the period represents the period of time that the options are expected to be outstanding based on the contractual life and historical data of option holder exercise and termination behavior. Expected volatilities are based upon historical volatility of the Company’s stock over a period at least equal to the expected life of each option grant. Option grants have exercise prices equal to the fair market value of the Company’s stock on the date of grant. The weighted average fair value for options granted during the nine months ended April 30, 2015 and 2014 was $9.94 per share and $11.51 per share, respectively. For the three and nine months ended April 30, 2015, the Company recorded pre-tax stock-based compensation expense associated with stock options of $1.3 million and $8.2 million, respectively, and recorded $0.4 million and $2.7 million, respectively, of related tax benefit. For the three and nine months ended April 30, 2014, the Company recorded pre-tax stock-based compensation expense associated with stock options of $2.2 million and $8.3 million, respectively, and recorded $0.7 million and $2.7 million, respectively, of related tax benefit.

The following table summarizes stock option activity during the nine months ended April 30, 2015:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at July 31, 2014	7,197,882	$26.84
Granted	1,013,836	38.61
Exercised	(797,319)	18.07
Canceled	(56,842)	38.32
Outstanding at April 30, 2015	7,357,557	29.33

The total intrinsic value of options exercised during the nine months ended April 30, 2015 and 2014 was $17.1 million and $19.8 million, respectively.

The following table summarizes information concerning outstanding and exercisable options as of April 30, 2015:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.00 to $17.69	1,430,579	2.16	$17.06	1,430,579	$17.06
$17.70 to $23.69	1,456,345	3.76	21.46	1,456,345	21.46
$23.70 to $29.69	832,268	5.58	29.12	832,268	29.12
$29.70 to $35.69	1,749,522	6.93	34.23	1,485,055	34.32
$35.70 and above	1,888,843	8.94	40.24	353,089	41.77
	7,357,557	5.74	29.33	5,557,336	26.20

At April 30, 2015, the aggregate intrinsic value of options outstanding and exercisable was $64.6 million and $63.6 million, respectively.

As of April 30, 2015, there was $9.1 million of total unrecognized compensation expense related to non-vested stock options granted under the 2010 Master Stock Incentive Plan. This unvested expense is expected to be recognized during the remainder of Fiscal Years 2015, 2016, 2017, and 2018.

Note D – Net Earnings Per Share

The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods. For the three and nine months ended April 30, 2015, there were 1,814,149 and 869,490 options excluded from the diluted net earnings per share calculation. For the three and nine months ended April 30, 2014, there were 855,242 and 877,802 options excluded from the diluted net earnings per share calculation.

The following table presents information necessary to calculate basic and diluted net earnings per common share (thousands, except per share amounts):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
Weighted average shares - basic	137,247	145,311	138,272	146,544
Common share equivalents	1,541	2,028	1,740	2,065
Weighted average shares - diluted	138,788	147,339	140,012	148,609
Net earnings for basic and diluted earnings per share computation	$46,372	$67,336	$151,849	$187,268
Net earnings per share - basic	$0.34	$0.46	$1.10	$1.28
Net earnings per share - diluted	$0.33	$0.46	$1.08	$1.26

Note E – Shareholders’ Equity

The Company’s Board of Directors authorized the repurchase of up to 15.0 million shares of common stock on September 27, 2013. During the three months ended April 30, 2015, the Company repurchased 717,000 shares for $27.0 million at an average price of $37.61 per share. During the nine months ended April 30, 2015, the Company repurchased 5,103,000 shares for $201.2 million at an average price of $39.42 per share. As of April 30, 2015, the Company had remaining authorization to repurchase up to 3.4 million shares. Subsequently, on May 29, 2015, the Board of Directors authorized the repurchase of 14.0 million shares of common stock under the stock repurchase plan dated May 29, 2015 and cancelled the remaining shares from the previously approved authorization.

On January 31, 2015, the Company’s Board of Directors declared a cash dividend in the amount of 16.5 cents per common share, payable to stockholders of record on February 17, 2015. The dividend was paid on March 5, 2015.

On May 29, 2015, the Company’s Board of Directors declared a cash dividend in the amount of 17.0 cents per common share, payable to stockholders of record on June 16, 2015. The dividend will be paid on July 2, 2015.

Note F – Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component are as follows:

(Thousands of dollars)	Foreign currency translation adjustment (a)	Pension benefits	Derivative financial instruments		Total
Balance as of July 31, 2014, net of tax	$48,289	$(93,998)	$(101)		$(45,810)
Other comprehensive (loss) income before reclassifications and tax	(102,609)	18,813	(1,963)		$(85,759)
Tax benefit (expense)	—	(4,071)	687		$(3,384)
Other comprehensive (loss) income before reclassifications, net of tax	$(102,609)	$14,742	$(1,276)		$(89,143)
Reclassifications, before tax	—	6,829	(180)		$6,649 (d)
Tax benefit (expense)	—	(1,411)	50		$(1,361)
Reclassifications, net of tax	—	5,418 (b)	(130	)(c)	5,288
Other comprehensive (loss) income, net of tax	(102,609)	20,160	(1,406)		$(83,855)
Balance at April 30, 2015, net of tax	$(54,320)	$(73,838)	$(1,507)		$(129,665)

Balance as of July 31, 2013, net of tax	$50,411	$(87,712)	$(172)		$(37,473)
Other comprehensive (loss) income before reclassifications and tax	15,356	18,436	336		$34,128
Tax benefit (expense)	—	(6,725)	(117)		$(6,842)
Other comprehensive (loss) income before reclassifications, net of tax	$15,356	$11,711	$219		$27,286
Reclassifications, before tax	827	6,505	(250)		$7,082
Tax benefit (expense)	—	(2,339)	84		$(2,255)
Reclassifications, net of tax	827	4,166 (b)	(166	)(c)	4,827
Other comprehensive (loss) income, net of tax	16,183	15,877	53		$32,113
Balance at April 30, 2014, net of tax	$66,594	$(71,835)	$(119)		$(5,360)

____________________

(a)	Taxes are not provided on cumulative translation adjustments as substantially all translation adjustments relate to earnings that are intended to be indefinitely reinvested outside the U.S. Amounts were reclassified from accumulated other comprehensive loss to other income, net.
(b)	Primarily includes net amortization of prior service costs and actuarial losses included in net periodic benefit cost (see Note K) that were reclassified from accumulated other comprehensive loss to operating expenses or cost of sales.
(c)	Relates to foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to other income, net (see Note M).
(d)	Reclassification adjustments out of accumulated other comprehensive income for the three months ended April 30, 2015 and 2014 were not material.

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

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company
Three Months Ended April 30, 2015:
Net sales	$368,046	$199,967	$—	$568,013
Earnings before income taxes	47,760	23,183	(5,221)	65,722

Three Months Ended April 30, 2014:
Net sales	$402,157	$222,077	$—	$624,234
Earnings before income taxes	61,432	32,507	243	94,182

Nine Months Ended April 30, 2015:
Net sales	$1,115,875	$645,592	$—	$1,761,467
Earnings before income taxes	142,356	88,272	(19,812)	210,816
Assets	886,407	632,296	327,129	1,845,832

Nine Months Ended April 30, 2014:
Net sales	$1,160,948	$644,292	$—	$1,805,240
Earnings before income taxes	170,799	91,682	(2,630)	259,851
Assets	890,639	552,533	454,829	1,898,001

There were no Customers that accounted for over 10 percent of net sales for the three or nine months ended April 30, 2015 or 2014. There were no Customers that accounted for over 10 percent of gross accounts receivable as of April 30, 2015 or 2014.

Note H – Goodwill and Other Intangible Assets

Goodwill is assessed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company performed an impairment assessment during the third quarter of Fiscal 2015. The results of this assessment showed that the estimated fair values of the reporting units to which goodwill is assigned continued to exceed the corresponding carrying values of the respective reporting units resulting in no goodwill impairment. Following is a reconciliation of goodwill for the nine months ended April 30, 2015 (thousands of dollars):

	Engine Products	Industrial Products	Total Goodwill
Balance as of July 31, 2014	$72,373	$94,033	$166,406
Goodwill acquired	—	60,266	60,266
Foreign exchange translation	(1,263)	(7,154)	(8,417)
Balance as of April 30, 2015	$71,110	$147,145	$218,255

As of April 30, 2015 and July 31, 2014, other intangible assets were $36.0 million. Intangible assets increased during the year due to the acquisition of Northern Technical L.L.C. (Northern Technical) intangibles of $6.2 million, offset by amortization of existing assets of $4.9 million, and a $1.3 million foreign exchange translation decrease. Refer to Note R for further discussion of the Northern Technical acquisition.

Expected amortization expense relating to existing intangible assets is as follows (in thousands):

Fiscal Year
Remaining 2015	$2,588
2016	$5,375
2017	$5,235
2018	$4,000
2019	$3,449
2020	$3,364
Thereafter	$12,481

Note I – Guarantees

The Company and Caterpillar Inc. equally own the shares of Advanced Filtration Systems Inc. (AFSI), an unconsolidated joint venture, and guarantee certain debt of the joint venture. As of April 30, 2015, AFSI had $27.8 million of outstanding debt, of which the Company guarantees half. The Company recorded $0.5 million and $0.9 million of earnings from this equity method investment during the three months ended April 30, 2015 and 2014. The Company recorded $1.9 million and $2.2 million of earnings from this equity method investment for the nine months ended April 30, 2015 and 2014, respectively. During the three and nine months ended April 30, 2015 and 2014, the Company also recorded royalty income of $1.5 million and $4.6 million, respectively, and $1.7 million and $5.0 million, respectively, related to AFSI.

As of April 30, 2015, the Company had a contingent liability for standby letters of credit totaling $7.9 million that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of insurance contract terms as detailed in each letter of credit. At April 30, 2015, there were no amounts drawn upon these letters of credit.

Note J – Warranty

The Company estimates warranty expense using quantitative measures based on historical warranty claim experience and evaluation of specific Customer warranty issues. Following is a reconciliation of warranty reserves for the nine months ended April 30, 2015 and 2014 (thousands of dollars):

	April 30,
	2015	2014
Beginning balance	$9,029	$10,526
Accruals for warranties issued during the reporting period	2,210	2,274
Accruals related to pre-existing warranties (including changes in estimates)	1,047	(452)
Less settlements made during the period	(3,706)	(3,270)
Ending balance	$8,580	$9,078

There were no significant specific warranty matters accrued for in the periods ended April 30, 2015 or 2014. The Company’s warranty matters are not expected to have a material impact on our results of operations, liquidity, or financial position.

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

Net periodic pension costs for the Company’s pension plans include the following components:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
	(thousands of dollars)
Net periodic cost:
Service cost	$4,827	$4,719	$15,105	$14,104
Interest cost	4,842	4,885	14,526	14,602
Expected return on assets	(7,454)	(7,691)	(22,338)	(22,970)
Prior service cost and transition amortization	141	147	432	443
Settlement cost	—	—	3,906	—
Actuarial loss amortization	1,836	1,853	5,522	5,551
Net periodic benefit cost	$4,192	$3,913	$17,153	$11,730

The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. For the nine months ended April 30, 2015, the Company made contributions of $2.8 million to its non-U.S. pension plans and $1.6 million to its U.S. pension plans. The minimum funding requirement for the Company’s U.S. plans for Fiscal 2015 is $12.1 million. Per the Pension Protection Act of 2006, this obligation can be met with existing credit balances that resulted from payments above the minimum obligation in prior years. The Company plans to utilize existing credit balances to meet the minimum obligation for Fiscal 2015. The Company currently estimates that it will contribute an additional $0.7 million to its non-U.S. pension plans during the remainder of Fiscal 2015.

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

In the first quarter of Fiscal 2015, the Company offered lump sum payments to certain participants of its U.S. pension plans. During the second quarter, the Company made cash distributions to all participants who accepted these settlement offers, which qualified as a partial settlement of these plans. The Company recorded $3.9 million of expense in the quarter associated with the partial settlement.

Note L – Credit Facilities

On October 28, 2014, the Company entered into a First Amendment (Amendment) to its five-year, multi-currency revolving credit facility with a group of banks under which the Company was able to borrow up to $250.0 million. The Amendment increased the borrowing availability up to $400.0 million. The credit facility provides that loans may be made under a selection of currencies and rate formulas including Base Rate Loans or LIBOR Rate Loans. The interest rate on each advance is based on certain market interest rates and leverage ratios. Facility fees and other fees on the entire loan commitment are payable over the duration of this facility. As of April 30, 2015, there was $275.0 million borrowed under this facility. The multi-currency revolving facility contains debt covenants specifically related to maintaining a certain interest coverage ratio, and a certain leverage ratio as well as other covenants that, under certain circumstances, can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, create liens, and sell assets. As of April 30, 2015, the Company was in compliance with all such covenants. The Company expects to remain in compliance with these covenants.

Note M – Fair Values

At April 30, 2015 and July 31, 2014, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, long-term debt, and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximated carrying values because of the short-term nature of these instruments. As of April 30, 2015, the estimated fair value of long-term debt with fixed interest rates was $265.9 million compared to the carrying value of $250.0 million. The fair value is estimated by discounting projected cash flows using the rate that similar amounts of debt could currently be borrowed, which is classified as Level 2 in the fair value hierarchy.

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

The following summarizes the Company’s fair value of outstanding derivatives at April 30, 2015 and July 31, 2014 on the balance sheets (thousands of dollars):

	Significant Other Observable Inputs (Level 2)*
	April 30, 2015	July 31, 2014
Asset derivatives recorded under the caption Prepaids and other current assets
Foreign exchange contracts	$3,450	$931

Liability derivatives recorded under the caption Other current liabilities
Foreign exchange contracts	$(2,577)	$(1,242)

Forward exchange contracts - net asset (liability) position	$873	$(311)

____________________

*	Inputs to the valuation methodology of Level 2 assets include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

The Company holds equity method investments which are classified in other long-term assets in the condensed consolidated balance sheets. The aggregate carrying amount of these investments was $18.3 million as of April 30, 2015, and $21.4 million as of July 31, 2014. These equity method investments are measured at fair value on a nonrecurring basis. The fair value of the Company’s equity method investments has not been estimated as there have been no identified events or changes in circumstance that would have had an adverse impact on the value of these investments. In the event that these investments were required to be measured, these investments would fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value, as the investments are privately-held entities without quoted market prices.

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

The Company assesses the impairment of property, plant, and equipment whenever events or changes in circumstances indicate that the carrying amount of property, plant, and equipment assets may not be recoverable. There were no significant impairment charges recorded during the three or nine months ended April 30, 2015 or 2014.

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

Note O – Debt Issuance

On April 16, 2015, the Company entered into a First Supplement to Note Purchase Agreement (First Supplement), dated April 16, 2015, with a group of institutional investors, which supplements a Note Purchase Agreement, dated March 27, 2014. Pursuant to the First Supplement, the Company issued $25.0 million of senior unsecured notes due April 16, 2025. The debt was issued at face value and bears interest payable semi-annually at an annual rate of interest of 2.93 percent. The proceeds from the notes primarily were used to refinance existing debt, and were also used for general corporate purposes. The notes contain debt covenants specifically related to maintaining a certain leverage ratio as well as other covenants that, under certain circumstances, can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, create liens, and sell assets. As of April 30, 2015, the Company was in compliance with all such covenants. The Company expects to remain in compliance with these covenants.

Subject to the satisfaction of certain closing conditions, which the Company expects to be able to satisfy, the First Supplement also provides for the issuance and sale, on June 25, 2015, of $125.0 million 3.18 percent senior unsecured notes due June 17, 2030, to certain of the institutional investors.

Note P – Income Taxes

The effective tax rate for the three and nine months ended April 30, 2015 was 29.4 percent and 28.0 percent, respectively. The effective tax rate for the three and nine months ended April 30, 2014 was 28.5 percent and 27.9 percent, respectively. The increase in the Company’s effective tax rate for the three months ended April 30, 2015, was primarily due to non-recurring discrete tax benefits recorded in the prior year quarter.

The increase in the Company’s effective tax rate for the nine months ended April 30, 2015, was primarily due to a $6.4 million tax benefit associated with the favorable settlement of a tax audit recorded in the prior year nine month period. This increase was partially offset by the retroactive reinstatement of the Research and Experimentation Credit in the United States, which was recognized during the current year nine month period, and non-recurring tax costs associated with foreign dividend distributions recorded during the prior year nine month period.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to state and foreign income tax examinations by tax authorities for years before 2008. The United States Internal Revenue Service has completed examinations of the Company’s U.S. federal income tax returns through 2012.

At April 30, 2015, the total unrecognized tax benefits were $17.1 million and accrued interest and penalties on these unrecognized tax benefits were $1.8 million. The Company recognizes accrued interest related to unrecognized tax benefits in income tax expense. If the Company were to prevail on all unrecognized tax benefits recorded, substantially all of the unrecognized tax benefits would benefit the effective tax rate. With an average statute of limitations of about 5 years, up to $1.0 million of the unrecognized tax benefits could potentially expire in the next 12 month period. It is possible that quicker than expected settlement of either current audits, future audits, or disputes would cause additional reversals of previously recorded reserves in the next 12 month period. Quantification of an estimated range and timing of future audit settlements cannot be made at this time.

Note Q – New Accounting Standards Recently Adopted

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

Note R – Acquisitions

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

The Company has two reporting segments: Engine Products and Industrial Products. Products in the Engine Products segment consist of air filtration systems, exhaust and emissions systems, liquid filtration systems, including hydraulics, fuel, and lube systems, and replacement filters. The Engine Products segment sells to original equipment manufacturers (OEMs) in the construction, mining, agriculture, aerospace, defense, and truck markets, and to independent distributors, OEM dealer networks, private label accounts, and large equipment fleets. Products in the Industrial Products segment include dust, fume, and mist collectors, compressed air purification systems, air filtration systems for gas turbines, PTFE membrane-based products, and specialized air and gas filtration systems for applications including computer hard disk drives and semi-conductor manufacturing. The Industrial Products segment sells to various industrial dealers, distributors, OEMs of gas-fired turbines, and OEMs and end-users requiring clean filtration solutions and replacement filters.

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report.

Overview

The Company reported diluted net earnings per share of $0.33 for the third quarter of Fiscal 2015, which includes restructuring charges of $5.2 million, down from $0.46 in the same period of the prior year. Net earnings for the current quarter were $46.4 million, compared to $67.3 million in the three months ended April 30, 2014. The Company reported sales in the third quarter of Fiscal 2015 of $568.0 million, a decrease of 9.0 percent from $624.2 million in the third quarter of the prior year. The impact of foreign currency translation decreased reported sales by $44.4 million, or 7.1 percent, in the quarter.

The Company had declines in all of its reportable units, except in its On-Road Products and Aerospace and Defense businesses, which increased 5.8 percent and 1.4 percent, respectively. These sales increases were offset by a 24.3 percent decrease in Off-Road Products, as a result of weaker conditions in the global agriculture, Asia Pacific construction, and global mining markets. The Company’s Engine Products’ sales decreased 8.5 percent from last year and its Industrial Products’ sales decreased 10.0 percent.

The Company’s operating margin for the quarter was 11.4 percent, which includes $5.2 million of restructuring charges, down 350 basis points from the prior year period, which included $0.2 million of restructuring charges. Year-to-date operating margin was 11.9 percent, down 230 basis points from Fiscal 2014, primarily attributable to lower fixed cost absorption due to a decrease in production volumes, unfavorable mix due to a higher proportion of large Gas Turbine Systems project shipments, and expenses related to the Company’s ongoing strategic investments, including the continued implementation of its global enterprise resource planning system (Global ERP Project). These factors were partially offset by benefits from the Company’s ongoing Continuous Improvement initiatives, which include Lean, Kaizen, Six Sigma, and cost reduction efforts. For additional information, refer to the gross margin and operating expenses discussions in the Results of Operations section below.

Results of Operations

The Company’s overall sales decreased compared to the third quarter of the prior year by 9.0 percent. The Company saw some weakening in demand for replacement filters in the most recent quarter and many of its first-fit equipment end-markets that are dependent on capital spending remain weak. Additionally, the Company saw further deterioration in the business conditions in Asia, particularly China. The decrease compared to the prior year was primarily driven by a 24.3 percent decrease in the Company’s Off-Road Product sales, a 10.9 percent decrease in Industrial Filtration Solutions Products sales, and a 5.8 percent decrease in Aftermarket Products sales. Sales decreased in Europe by $40.1 million, or 21.0 percent, by $13.6 million in Asia, or 10.8 percent, and by $3.3 million, or 1.1 percent, in the Americas, compared to the third quarter of the prior year.

The impact of foreign currency translation during the third quarter of Fiscal 2015 decreased net sales by $44.4 million, or 7.1 percent, from the prior year third quarter. The impact of foreign currency translation on the year-to-date results decreased net sales by $83.0 million, or 4.6 percent. Worldwide sales for the third quarter of Fiscal 2015, excluding the impact of foreign currency translation, decreased 1.9 percent from the third quarter of the prior year and increased 2.2 percent year-to-date over the prior year. The impact of foreign currency translation decreased net earnings by $2.0 million, or 3.0 percent, and by $5.9 million, or 3.2 percent, for the three and nine months ended April 30, 2015, respectively.

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

Following is a reconciliation to the most comparable U.S. GAAP financial measure of these non-U.S. GAAP financial measures (millions of dollars):

	Three Months Ended		Nine Months Ended
	Net Sales	Percent Change in Net Sales	Net Sales	Percent Change in Net Sales
Period ended April 30, 2013	$619.4	NA	$1,804.4	NA
Net sales change, excluding
foreign currency translation impact	5.4	0.9%	17.0	0.9%
Foreign currency translation impact	(0.6)	(0.1)%	(16.2)	(0.9)%
Period ended April 30, 2014	$624.2	0.8%	$1,805.2	0.0%

Net sales change, excluding
foreign currency translation impact	(11.8)	(1.9)%	39.3	2.2%
Foreign currency translation impact	(44.4)	(7.1)%	(83.0)	(4.6)%
Period ended April 30, 2015	$568.0	(9.0)%	$1,761.5	(2.4)%

	Three Month Period		Nine Month Period
	Net Earnings	Percent Change in Net Earnings	Net Earnings	Percent Change in Net Earnings
Period ended April 30, 2013	$69.8	NA	$174.8	NA
Net earnings change, excluding
foreign currency translation impact	(2.3)	(3.3)%	13.9	8.0%
Foreign currency translation impact	(0.2)	(0.3)%	(1.4)	(0.8)%
Period ended April 30, 2014	$67.3	(3.6)%	$187.3	7.2%

Net earnings change, excluding
foreign currency translation impact	(18.9)	(28.1)%	(29.6)	(15.7)%
Foreign currency translation impact	(2.0)	(3.0)%	(5.9)	(3.2)%
Period ended April 30, 2015	$46.4	(31.1)%	$151.8	(18.9)%

Gross margin was 33.8 percent for the quarter compared to prior year margin of 35.8 percent. The decrease was driven almost entirely by lower fixed cost absorption, which resulted from the decrease in third quarter sales. Year-to-date gross margin was 34.4 percent compared to 35.4 percent in the prior year period. The decreases were driven primarily by lower fixed cost absorption due to a decrease in sales and the negative mix impacts from more Gas Turbine Systems project shipments.

Purchased raw materials generally represent approximately 60 to 65 percent of the Company’s cost of sales. Of that amount, steel, including fabricated parts, represents approximately 25 percent. Filter media represents approximately 15 to 20 percent and the remainder is primarily made up of petroleum-based products and other components. The cost the Company paid for steel during the three months ended April 30, 2015, varied by grade, but in aggregate it decreased compared to the prior year quarter in the U.S. The Company’s cost of filter media also varies by type but was up slightly compared to the prior year quarter. The cost of petroleum-based products was down over the prior year quarter. Currently, the market prices for steel are decreasing and the market prices for filter media are expected to be slightly up over the near term. The Company enters into selective supply arrangements with certain of its steel suppliers that allow the Company to reduce volatility in its costs. The Company does strive to recover or offset all material cost increases through selective price increases to its Customers and the Company’s Continuous Improvement cost reduction initiatives, which include material substitution, process improvement, and product redesigns.

Operating expenses were $127.0 million for the third quarter, down 2.9 percent from $130.7 million in the prior year period. As a percent of sales, operating expenses for the third quarter were 22.4 percent, up from 20.9 percent of sales during the prior year quarter. Operating expenses year-to-date were $396.3 million, or 22.5 percent of sales, compared to $382.9 million, or 21.2 percent of sales, in the prior year. The increase in operating expenses for both periods as a percent of sales was primarily due to softer-than-expected sales and sales growth related initiatives. The Company also recorded restructuring charges of $2.6 million in both the three and nine months ended April 30, 2015 that negatively impacted operating expenses. Additionally, the Company recorded a $3.9 million lump sum pension settlement in the nine month period.

Other income, net for the third quarter of Fiscal 2015 totaled $4.6 million, compared to $3.8 million in the third quarter of the prior year. The increase for the third quarter compared to the prior year third quarter was primarily due to $1.1 million of foreign exchange gains offset by a $0.6 million decrease in income generated from the Company’s joint ventures. Year-to-date other income, net totaled $11.8 million compared to $10.2 million reported in the prior year. The prior year included $0.9 million of restructuring expenses related to the sale of a facility in Germany.

The effective tax rate for the three and nine months ended April 30, 2015 was 29.4 percent and 28.0 percent, respectively. The effective tax rate for the three and nine months ended April 30, 2014 was 28.5 percent and 27.9 percent, respectively. The increase in the Company’s effective tax rate for the three months ended April 30, 2015, was primarily due to non-recurring discrete tax benefits recorded in the prior year quarter.

The increase in the Company’s effective tax rate for the nine months ended April 30, 2015, was primarily due to a $6.4 million tax benefit associated with the favorable settlement of a tax audit recorded in the prior year nine month period. This increase was partially offset by the retroactive reinstatement of the Research and Experimentation Credit in the United States, which was recognized during the current year nine month period, and non-recurring tax costs associated with foreign dividend distributions recorded during the prior year nine month period.

Operations by Segment

Following is financial information for the Company’s Engine and Industrial Products segments. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments and interest income and expense. Segment detail is summarized as follows (thousands of dollars):

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company
Three Months Ended April 30, 2015:
Net sales	$368,046	$199,967	$—	$568,013
Earnings before income taxes	47,760	23,183	(5,221)	65,722

Three Months Ended April 30, 2014:
Net sales	$402,157	$222,077	$—	$624,234
Earnings before income taxes	61,432	32,507	243	94,182

Nine Months Ended April 30, 2015:
Net sales	$1,115,875	$645,592	$—	$1,761,467
Earnings before income taxes	142,356	88,272	(19,812)	210,816
Assets	886,407	632,296	327,129	1,845,832

Nine Months Ended April 30, 2014:
Net sales	$1,160,948	$644,292	$—	$1,805,240
Earnings before income taxes	170,799	91,682	(2,630)	259,851
Assets	890,639	552,533	454,829	1,898,001

Following are net sales by product within the Engine and Industrial Products segments (thousands of dollars):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
Engine Products segment:
Off-Road Products	$67,204	$88,791	$204,461	$260,302
On-Road Products	35,000	33,081	103,475	95,398
Aftermarket Products*	241,039	255,818	733,154	729,052
Aerospace and Defense Products	24,803	24,467	74,785	76,196
Total Engine Products segment	368,046	402,157	1,115,875	1,160,948

Industrial Products segment:
Industrial Filtration Solutions Products	122,383	137,364	383,104	401,642
Gas Turbine Products	35,763	42,005	130,716	110,106
Special Applications Products	41,821	42,708	131,772	132,544
Total Industrial Products segment	199,967	222,077	645,592	644,292

Total Company	$568,013	$624,234	$1,761,467	$1,805,240

____________________

*	Includes replacement part sales to the Company’s OEM Engine Products Customers.

Engine Products Segment For the third quarter of Fiscal 2015, worldwide Engine Products sales were $368.0 million, a decrease of 8.5 percent from $402.2 million in the third quarter of the prior year. This decrease was driven by a 24.3 percent decrease in Off-Road Products, due to weaker conditions in the global agriculture, Asia Pacific construction, and global mining markets, along with a 5.8 percent decrease in Aftermarket Products, due to weakness in the mining and agricultural equipment markets. These decreases were partially offset by a 5.8 percent increase in On-Road Products in the quarter. Sales in Europe, Asia and the Americas decreased by 21.3 percent, 15.1 percent, and 0.5 percent, respectively, compared to the same period in the prior year. The impact of foreign currency translation during the third quarter of Fiscal 2015 decreased sales by $28.7 million, or 7.2 percent.

Year-to-date worldwide Engine Products sales were $1,115.9 million, a decrease of 3.9 percent from $1,160.9 million in the prior year period. This decrease was driven by a 21.5 percent decrease in Off-Road Products partially offset by an 8.5 percent increase in On-Road Products and a 0.6 percent increase in Aftermarket Products. Sales in Europe and Asia decreased by 12.4 percent and 8.2 percent, respectively, while sales in the Americas increased by 1.1 percent compared to the same period in the prior year. The impact of foreign currency translation on the year-to-date results for the first nine months of Fiscal 2015 decreased sales by $51.5 million, or 4.4 percent.

For the three months ended April 30, 2015, earnings before income taxes as a percentage of Engine Product segment sales were 13.0 percent, a decrease from 15.3 percent in the prior year period. Year-to-date, earnings before income taxes as a percentage of Engine Products segment sales were 12.8 percent, a decrease from 14.7 percent in the prior year. The percentage earnings decreases for the three and nine months ended April 30, 2015 were driven by lower fixed cost absorption due to a decrease in production volumes, investments to support sales growth initiatives, and expenses from the Company’s Global ERP Project, partially offset by the positive mix impacts from slightly higher replacement filter sales in the nine month period.

Worldwide sales of Off-Road Products in the current quarter were $67.2 million, a decrease of 24.3 percent from $88.8 million in the third quarter of the prior year. Sales of Off-Road Products were down 31.7 percent from the third quarter of the prior year in Europe, 18.6 percent in the Americas, and 23.8 percent in Asia. Year-to-date, worldwide sales of Off-Road Products totaled $204.5 million, a decrease of 21.5 percent from $260.3 million in the prior year. Year-to-date sales of Off-Road Products were down 20.9 percent in Europe, 22.0 percent in the Americas, and 24.0 percent in Asia, from the prior year. For the three and nine months ended April 30, 2015, the sales decreases were driven by a continued weakness in the agriculture equipment and Asia Pacific construction equipment markets, with decreased build rates in all regions, continued softness in the global mining equipment markets, and the negative impacts of foreign currency translation.

Worldwide sales of On-Road Products in the current quarter were $35.0 million, an increase of 5.8 percent from $33.1 million in the third quarter of the prior year. Sales increased 25.4 percent in the Americas, partially offset by a 29.8 percent decrease in Europe. Year-to-date, worldwide sales of On-Road Products were $103.5 million, an increase of 8.5 percent from $95.4 million in the prior year. Year-to-date sales increased primarily due to an 18.7 percent increase in the Americas. For the three and nine months ended April 30, 2015, sales increased due to increases in Customer new truck build rates.

Worldwide sales of Aftermarket Products in the current quarter were $241.0 million, a decrease of 5.8 percent from $255.8 million in the third quarter of the prior year. Aftermarket Products sales decreased 13.8 percent in Europe, 12.9 percent in Asia, and 1.2 percent in the Americas. Sales decreased in the third quarter mainly due to weakness in the mining and agricultural equipment markets. Year-to-date, worldwide sales of Aftermarket Products were $733.2 million, an increase of 0.6 percent from $729.1 million in the prior year. Aftermarket Products sales increased 4.6 percent in the Americas, partially offset by decreases of 8.7 percent in Europe and 1.9 percent in Asia. Sales for the nine months ended April 30, 2015, increased primarily due to increased sales of the Company’s proprietary replacements filters, through expansion of the Company’s product portfolio and distribution, and modest increases in the utilization rates of equipment fleets. PowerCore proprietary replacement filter sales increased $5.6 million and $14.7 million in the three and nine month periods, respectively, which was an increase of 24.2 percent and 21.3 percent, respectively, from the prior year period.

Worldwide sales of Aerospace and Defense Products were $24.8 million, an increase of 1.4 percent from $24.5 million in the third quarter of the prior year. Sales increased 17.6 percent in the Americas, partially offset by 28.5 percent decrease in Europe. Year-to-date, worldwide sales of Aerospace and Defense Products were $74.8 million, a decrease of 1.9 percent from $76.2 million in the prior year. Sales decreased 8.6 percent in Europe, partially offset by a 0.9 percent increase in the Americas. For the nine months ended April 30, 2015, the sales decreases were primarily due to the negative impacts of foreign currency translation compared to the prior year period.

Industrial Products Segment For the current quarter, worldwide sales in the Industrial Products segment were $200.0 million, a decrease of 10.0 percent from $222.1 million in the third quarter of the prior year. The decrease was driven by a 10.9 percent decrease in Industrial Filtration Solutions, along with a decrease in sales of 14.9 percent in Gas Turbine Products. Sales in Europe, Asia, and the Americas decreased by 20.6 percent, 6.1 percent, and 2.9 percent, respectively. The impact of foreign currency translation during the third quarter of Fiscal 2015 decreased sales by $15.6 million, or 7.0 percent.

Year-to-date, global net sales were $645.6 million, an increase of 0.2 percent from $644.3 million in the prior year. This increase was driven by a 18.7 percent increase in Gas Turbine Products, partially offset by a sales decrease in Industrial Filtration Solutions Products of 4.6 percent. Year-to-date, sales in the Americas increased by 5.5 percent compared to the same period in the prior year, partially offset by a 5.8 percent decrease in Asia. The impact of foreign currency translation on the year-to-date results decreased sales by $31.5 million, or 4.9 percent.

For the three months ended April 30, 2015, earnings before income taxes as a percentage of sales were 11.6 percent, a decrease from 14.6 percent in the prior year period. Year-to-date earnings before income taxes as a percentage of Industrial Products segment sales were 13.7 percent, a decrease from 14.2 percent in the prior year. The earnings percentage decreases for the three and nine months ended April 30, 2015, were due to deleveraging of fixed costs due to a decrease in production volumes, the negative mix impacts from more Gas Turbine Systems project shipments, investments to support sales growth initiatives, and pricing and cost pressures in certain businesses. In addition, the prior nine month period included the disposal of the Company’s Flensburg, Germany plant.

Worldwide sales of Industrial Filtration Solutions Products in the current quarter were $122.4 million, a decrease of 10.9 percent from $137.4 million in the prior year. Sales decreased 20.6 percent in Europe, and 14.4 percent in Asia. Sales in the Americas were flat. Year-to-date worldwide sales of Industrial Filtration Solutions Products were $383.1 million, a decrease of 4.6 percent from $401.6 million in the prior year. Sales decreased 9.8 percent in Europe and 4.8 percent in Asia from the prior year period. For the three and nine months ended April 30, 2015, the Company continued to experience soft new equipment sales due to a continued weak capital investment environment, partially offset by strong replacement air filter sales due to improved manufacturing activity by the equipment already installed in the field.

Worldwide sales of the Company’s Gas Turbine Products in the third quarter were $35.8 million, a decrease of 14.9 percent compared to sales of $42.0 million in the prior year quarter. Year-to-date global sales of the Company’s Gas Turbine Products were $130.7 million, an increase of 18.7 percent compared to sales of $110.1 million in the prior year period. Gas Turbine Products sales are typically large systems and, as a result, the Company’s shipments and revenues fluctuate from period to period. Sales of Gas Turbine Products systems were up for the nine months ended April 30, 2015, primarily due to increased shipments of large systems used in power generation and the acquisition of Northern Technical.

Worldwide sales of Special Application Products were $41.8 million in the current quarter, a decrease of 2.1 percent from $42.7 million in the prior year quarter. Sales decreased by 25.8 percent in the Americas, partially offset by an increase of 20.6 percent in Europe from the prior year period. Year-to-date worldwide sales of Special Application Products were $131.8 million, a decrease of 0.6 percent from $132.5 million in the prior year. Sales decreased by 16.2 percent in the Americas, partially offset by a 13.1 percent increase in Europe from the prior year period. For the three and nine months ended April 30, 2015, sales were driven by a worldwide decrease in demand for the Company’s membranes products.

Liquidity and Capital Resources

During the first nine months of Fiscal 2015, $161.4 million of cash was generated from operating activities, compared with $230.1 million in the prior year period. The decrease in cash generated from operating activities of $68.7 million was primarily attributable to a $25.8 million increase in inventories, a $25.6 million decrease in accounts payable, a $20.5 million decrease in accrued compensation, and a $20.5 million decrease in income taxes payable compared to the prior year. These items were partially offset by a $40.3 million decrease in accounts receivable. The Company increased its inventory as a result of planned distribution center expansions in Europe and Latin America, to facilitate moving certain production lines from one facility to another, and in anticipation of several large Gas Turbine Systems projects shipping in the next few quarters. The Company has implemented actions to reduce inventory balances.

In the first nine months of Fiscal 2015, operating cash flows, cash on hand, and credit lines were used to repurchase 5.1 million shares of treasury stock for $201.2 million, to make $72.6 million in capital investments, to pay $68.2 million in dividends, and to acquire Northern Technical. For additional information regarding share repurchases see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

At the end of the third quarter, the Company held $222.3 million in cash and cash equivalents, down from $296.4 million at July 31, 2014. Short-term investments were $28.1 million compared to $127.2 million at July 31, 2014. Short-term investments may change quarter to quarter based on maturity dates of existing investments and the Company’s outlook of cash needs, and available access to liquidity. The amount of unused lines of credit as of April 30, 2015 was approximately $381.7 million. Long-term debt of $265.2 million at April 30, 2015, slightly increased from $243.7 million at July 31, 2014. Long-term debt represented 23.8 percent of total long-term capital, defined as long-term debt plus total shareholders’ equity, compared to 19.6 percent at July 31, 2014.

The majority of the Company’s cash and cash equivalents and short-term investments are held by its foreign subsidiaries as over half of the Company’s earnings occur outside the U.S. Most of these funds are considered permanently reinvested outside the U.S., and will only be repatriated when it is tax effective to do so, as the cash generated from U.S. operations and the Company’s access to liquidity is anticipated to be sufficient for the U.S cash needs. In August 2014 and April 2015, the Company repatriated $52.4 million and $27.0 million, respectively, of cash held by its foreign subsidiaries in the form of a cash dividend. These dividends represented a portion of the total planned dividends for Fiscal 2015. The Company anticipates the net tax impact of the Fiscal 2015 dividends to be tax neutral.

The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. For the nine months ended April 30, 2015, the Company made contributions of $2.8 million to its non-U.S. pension plans and $1.6 million to its U.S. pension plans. The minimum funding requirement for the Company’s U.S. plans for Fiscal 2015 is $12.1 million. Per the Pension Protection Act of 2006, this obligation can be met with existing credit balances that resulted from payments above the minimum obligation in prior years. The Company plans to utilize existing credit balances to meet the minimum obligation for Fiscal 2015. The Company currently estimates that it will contribute an additional $0.7 million to its non-U.S. pension plans during the remainder of Fiscal 2015.

The following table summarizes the Company’s contractual obligations as of April 30, 2015 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$263,823	$—	$100,000	$13,823	$150,000
Capital lease obligations	2,282	1,432	835	15	—
Interest on long-term debt obligations	63,931	10,983	19,829	10,856	22,263
Operating lease obligations	30,902	12,065	13,781	4,805	251
Purchase obligations (1)	121,047	113,725	7,308	14	—
Pension and deferred compensation (2)	91,415	17,648	10,806	10,368	52,593
Total (3)	$573,400	$155,853	$152,559	$39,881	$225,107

____________________

(1)	Purchase obligations consist primarily of inventory, tooling, contract employment services, and capital expenditures. The Company’s purchase orders for inventory are based on expected Customer demand and quantities and dollar volumes are subject to change.
(2)	Pension and deferred compensation consists of long-term pension liabilities and salary and bonus deferrals elected by certain executives under the Company’s deferred compensation plan. Deferred compensation balances earn interest based on a treasury bond rate as defined by the plan (10-year treasury bond STRIP rate plus two percent for deferrals prior to January 1, 2011, and 10-year treasury bond rates for deferrals after December 31, 2010) and approved by the Human Resources Committee of the Board of Directors, and are payable at the election of the participants.
(3)	In addition to the above contractual obligations, the Company may be obligated for additional cash outflows of $18.9 million of potential tax obligations, including accrued interest and penalties. The payment and timing of any such payments is affected by the ultimate resolution of the tax years that are under audit or remain subject to examination by the relevant taxing authorities.

On April 30, 2015, the Company had a contingent liability for standby letters of credit totaling $7.9 million that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of insurance contract terms as detailed in each letter of credit. At April 30, 2015, there were no amounts drawn upon these letters of credit.

On October 28, 2014, the Company entered into a First Amendment (Amendment) to its five-year, multi-currency revolving credit facility with a group of banks under which the Company may borrow up to $250.0 million. The Amendment increased the borrowing availability up to $400.0 million. The credit facility provides that loans may be made under a selection of currencies and rate formulas including Base Rate Loans or LIBOR Rate Loans. The interest rate on each advance is based on certain market interest rates and leverage ratios. Facility fees and other fees on the entire loan commitment are payable over the duration of this facility. As of April 30, 2015, there was $275.0 million borrowed under this facility. The multi-currency revolving facility contains debt covenants specifically related to maintaining a certain interest coverage ratio, and a certain leverage ratio as well as other covenants that, under certain circumstances, can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, create liens, and sell assets. As of April 30, 2015, the Company was in compliance with all such covenants. The Company expects to remain in compliance with these covenants.

On April 16, 2015, the Company entered into a First Supplement to Note Purchase Agreement (First Supplement), dated April 16, 2015, with a group of institutional investors, which supplements a Note Purchase Agreement, dated March 27, 2014. Pursuant to the First Supplement, the Company issued $25.0 million of senior unsecured notes due April 16, 2025. The debt was issued at face value and bears interest payable semi-annually at an annual rate of interest of 2.93 percent. The proceeds from the notes were primarily used to refinance existing debt, and were also used for general corporate purposes. The notes contain debt covenants specifically related to maintaining a certain leverage ratio as well as other covenants that, under certain circumstances, can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, create liens, and sell assets. As of April 30, 2015, the Company was in compliance with all such covenants.

Subject to the satisfaction of certain closing conditions, which the Company expects to be able to satisfy, the First Supplement also provides for the issuance and sale, on June 25, 2015, of $125.0 million 3.18 percent senior unsecured notes due June 17, 2030, to certain of the institutional investors.

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

In June 2014, the FASB issued amended guidance related to share-based payments where terms of the award provide that a performance target could be achieved after the requisite service period. This guidance is effective for the Company beginning the first quarter of Fiscal 2017. The Company is evaluating the impact of the amended share-based payment guidance on the Company’s consolidated financial statements.

In April 2015, the FASB issued amended guidance requiring the issuance of debt costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from amount of the debt liability, consistent with debt discounts and premiums. This accounting guidance is effective for the Company beginning in the first quarter of Fiscal 2017, with early adoption permitted. The Company is evaluating the impact of the amended guidance on the Company’s consolidated financial statements.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2014.

Outlook

Consistent with the guidance provided on May 1, Donaldson expects full-year sales to be approximately $2.35 billion, and adjusted EPS to be in the range of $1.53 to $1.59, excluding restructuring and pension lump sum settlement expenses as discussed in greater detail in the EPS paragraph below.

•	The Company expects full-year sales to decline by approximately 5 percent compared with last year, which includes a fourth quarter decrease of 10 percent to 12 percent.
-	In local currencies, full-year sales are expected to increase approximately 1 percent from 2014.
-	The forecast is based on the euro at US$1.12 and 119 yen to the US$.
•	Adjusted operating margin for fiscal 2015 is expected to be in the range of 12.7 percent to 12.9 percent, reflecting year-to-date results combined with an expected operating margin in fourth quarter of 13.5 percent and 14.1 percent.
•	Full-year effective tax rate is expected to be between 27 percent and 29 percent.
•	Adjusted full-year diluted EPS guidance of $1.53 to $1.59 reflects year-to-date performance combined with fourth quarter adjusted EPS of 38 cents to 44 cents.
•	Excluding the impact from future restructuring actions, fourth quarter and full-year GAAP diluted EPS are expected to be lower than adjusted EPS by approximately 1 cent and 6 cents, respectively, driven by:
-	Pre-tax restructuring charges of approximately $8.0 million, or 4 cents per share, including an expected charge of $2.2 million in fourth quarter, and
-	A pre-tax charge in second quarter of $3.9 million, or 2 cents per share, resulting from a U.S. pension settlement.
•	The Company expects to repurchase at least 4 percent of its outstanding shares in Fiscal 2015.

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

Item 4.	Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report (the Evaluation Date), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.
(b)	Changes in Internal Control over Financial Reporting: There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter ended April 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is in the process of a multi-year implementation of a global enterprise resource planning system (Global ERP Project). In the second quarter of Fiscal 2014, the Company began deploying the system in certain operations, primarily in the Americas. In November 2014, the Company completed deploying the system in the Americas with the exception of Brazil, which goes live at a later date. In March 2015, the Company began deploying the system in Europe. The Company expects this system will continue to be deployed further in Europe and Asia throughout Fiscal 2016. In response to business integration activities related to the new system, the Company is aligning and streamlining the design and operation of the financial reporting controls environment to be responsive to the changing operating environment.

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

Repurchases of Equity Securities

The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended April 30, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1 - February 28, 2015	—	$—	—	4,157,199
March 1 - March 31, 2015	762,604	$37.62	716,735	3,440,464
April 1 - April 30, 2015	—		—	3,440,464
Total	762,604	$37.62	716,735	3,440,464

____________________

(1)	On September 27, 2013, the Company announced that the Board of Directors authorized the repurchase of up to 15.0 million shares of common stock. This repurchase authorization, which is effective until terminated by the Board of Directors, replaced the existing authority that was authorized on March 26, 2010. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the quarter ended April 30, 2015. However, the “Total Number of Shares Purchased” column of the table above includes 45,869 previously owned shares tendered by option holders in payment of the exercise price of options during the quarter. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of exercising stock options or payment of equity based awards.

Item 6.	Exhibits

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

*4-A – Preferred Stock Amended and Restated Rights Agreement between Registrant and Wells Fargo Bank, N.A., as Rights Agent, dated as of January 27, 2006 (Filed as Exhibit 4-A to 2011 Form 10-K Report)

*10-JJ – First Amendment, dated as of March 9, 2015, to Note Purchase Agreement dated as of March 27, 2014 (Filed as Exhibit 10.1 to Form 8-K Report on March 12, 2015)

*10-KK – First Supplement, dated as of April 15, 2015, to Note Purchase Agreement, dated as of March 27, 2014, (as amended) (Filed as Exhibit 10.1 to Form 8-K Report on April 21, 2015)

31-A – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

DONALDSON COMPANY, INC.
(Registrant)

Date: June 8, 2015	By:	/s/ Tod E. Carpenter
Tod E. Carpenter President and Chief Executive Officer (duly authorized officer)

Date: June 8, 2015	By:	/s/ James F. Shaw
James F. Shaw Vice President, Chief Financial Officer (principal financial officer)

Date: June 8, 2015	By:	/s/ Melissa A. Osland
Melissa A. Osland Corporate Controller (principal accounting officer)

