Form 10-K
period 2015-07-31
DONALDSON CO INC
filed 2015-11-10
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2015 or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐  Yes   ☒  No

As of January 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $4,956,390,941 (based on the closing price of $36.56 as reported on the New York Stock Exchange as of that date).

As of October 30, 2015, there were approximately 132,636,175 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for its 2015 annual meeting of stockholders (the “2015 Proxy Statement”) are incorporated by reference in Part III, as specifically set forth in Part III.

DONALDSON COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

General

Donaldson Company, Inc. (Donaldson or the Company) was founded in 1915 and organized in its present corporate form under the laws of the State of Delaware in 1936.

The Company is a worldwide manufacturer of filtration systems and replacement parts. The Company’s core strengths are leading filtration technology, strong Customer relationships, and its global presence. Products are manufactured at 41 plants around the world and through three joint ventures.

The Company has two reporting segments: Engine Products and Industrial Products. Products in the Engine Products segment consist of air filtration systems, exhaust and emissions systems, liquid filtration systems including hydraulics, fuel, and lube systems, and replacement filters. The Engine Products segment sells to original equipment manufacturers (OEMs) in the construction, mining, agriculture, aerospace, defense, and truck markets, and to independent distributors, OEM dealer networks, private label accounts, and large equipment fleets. Products in the Industrial Products segment consist of dust, fume, and mist collectors, compressed air purification systems, air filtration systems for gas turbines, PTFE membrane-based products, and specialized air and gas filtration systems for applications including computer hard disk drives and semi-conductor manufacturing. The Industrial Products segment sells to various industrial dealers, distributors, OEMs of gas-fired turbines, and OEMs and end-users requiring clean filtration solutions and replacement filters.

The discussion below should be read in conjunction with the risk factors discussed in this report in Part I, Item  1A, “Risk Factors.”

The table below shows the percentage of total net sales contributed by the principal classes of similar products for each of the last three fiscal years:

	Year Ended July 31,
	2015	2014	2013
Engine Products segment
Off-Road Products	11%	14%	15%
On-Road Products	6%	5%	5%
Aftermarket Products*	41%	41%	38%
Aerospace and Defense Products	5%	4%	4%
*includes replacement part sales to the Company’s OEM Customers
Industrial Products segment
Industrial Filtration Solutions Products	22%	23%	22%
Gas Turbine Products	8%	6%	9%
Special Applications Products	7%	7%	7%

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

Competition

Principal methods of competition in both the Engine and Industrial Products segments are technology, innovation, price, geographic coverage, service, and product performance. The Company competes in a number of highly competitive filtration markets in both segments. The Company believes it is a market leader within many of its product lines, specifically within its Off-Road Equipment and On-Road Products lines for OEMs, and is a significant participant in the aftermarket for replacement filters. The Engine Products segment’s principal competitors include several large global competitors and many regional competitors, especially in the Engine Aftermarket Products business. The Industrial Products segment’s principal competitors vary from country to country and include several large regional and global competitors and a significant number of smaller competitors who compete in a specific geographical region or in a limited number of product applications.

Raw Materials

The principal raw materials that the Company uses are steel, filter media, and petroleum-based products including plastics, rubber, and chemicals. Purchased raw materials represent approximately 60 to 65 percent of the Company’s cost of goods sold. Of that amount, steel, including fabricated parts, represents approximately 25 percent. Filter media represents approximately 15 to 20 percent and the remainder is primarily made up of petroleum-based products and other components. The cost the Company paid for steel during Fiscal 2015 varied by grade, but in the aggregate, it slightly decreased during the fiscal year. The Company’s cost of filter media also varies by type and slightly increased during the fiscal year. The Company anticipates a moderately favorable impact from commodity prices in Fiscal 2016, as compared to Fiscal 2015, specifically for steel and petroleum-based products, based on recent market information for purchased commodities. The Company strives to recover or offset any material cost increases through selective price increases to its Customers and through the Company’s Continuous Improvement initiatives, which include material substitutions, process improvements, and product redesigns.

Patents and Trademarks

The Company owns various patents and trademarks, which it considers in the aggregate to constitute a valuable asset, including patents and trademarks for products sold under the Ultra-Web®, PowerCore®, and Donaldson® trademarks. However, it does not regard the validity of any one patent or trademark as being of material importance.

Major Customers

There were no Customers that accounted for over 10 percent of net sales in Fiscal 2015, 2014, or 2013. There were no Customers that accounted for over 10 percent of gross accounts receivable in Fiscal 2015 or Fiscal 2014.

Backlog

At August 31, 2015, the backlog of orders expected to be delivered within 90 days was $331.0 million. The 90-day backlog at August 31, 2014, was $375.1 million. Backlog is one of many indicators of business conditions in the Company’s markets. However, it is not always indicative of future results for a number of reasons, including short lead times in the Company’s replacement parts businesses and the timing of orders in many of the Company’s Engine OEM and Industrial markets.

Research and Development

During Fiscal 2015, the Company spent $60.2 million on research and development activities. Research and development expenses include basic scientific research and the application of scientific advances to the development of new and improved products and their uses. The Company spent $61.8 million and $62.6 million in Fiscal 2014 and Fiscal 2013, respectively, on research and development activities. Substantially all commercial research and development is performed in-house.

Environmental Matters

The Company does not anticipate any material effect on its capital expenditures, earnings, or competitive position during Fiscal 2016 due to compliance with government regulations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

Employees

The Company employed over 12,500 persons in worldwide operations as of July 31, 2015.

Geographic Areas

Financial information about geographic areas appears in Note K of the Notes to Consolidated Financial Statements on page 54.

Item 1A. Risk Factors

There are inherent risks and uncertainties associated with our global operations that involve the manufacturing and sale of products for highly demanding Customer applications throughout the world. These risks and uncertainties could adversely affect our operating performance and financial condition. The following discussion, along with discussions elsewhere in this report, outlines the risks and uncertainties that we believe are the most material to our business at this time. We want to further highlight the risks and uncertainties associated with: world economic factors and ongoing global economic uncertainty, currency fluctuations, commodity prices, political factors, our international operations, the continued implementation of our global ERP information technology system and other new information technology systems, information security and data breaches, the reduced demand for hard disk drive products with the increased use of flash memory, highly competitive markets, governmental laws and regulations, including the impact of the various economic stimulus and financial reform measures, potential global events resulting in market instability including financial bailouts and defaults of sovereign nations, military and terrorist activities, including conditions where we do business, other political changes, health outbreaks, natural disasters, and other factors discussed below. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Operating internationally carries risks which could negatively affect our financial performance.

We have sales and manufacturing operations throughout the world, with the heaviest concentrations in the Americas, Europe, and Asia. Our stability, growth, and profitability are subject to a number of risks of doing business internationally that could harm our business, including:

•	political and military events,
•	legal and regulatory requirements, including import, export, defense regulations, anti-corruption laws, and foreign exchange controls,
•	tariffs and trade barriers,
•	potential difficulties in staffing and managing local operations,
•	credit risk of local Customers and distributors,
•	difficulties in protecting our intellectual property,
•	local economic, political, and social conditions, specifically in the Middle East, Ukraine, China, Thailand, and other emerging markets where we do business,
•	trade restrictions in Latin American countries, specifically Argentina, Bolivia, Ecuador, and Venezuela,
•	potential global health outbreaks, and
•	natural disasters.

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

We may be adversely impacted by changes in technology that could reduce or eliminate the demand for our products. These risks include:

•	breakthroughs in technology which provide a viable alternative to diesel engines
•	reduced demand for hard disk drive products by flash memory or a similar technology, which would reduce the use of hard disk drives and therefore reduce the need for our filtration solutions in these disk drives
•	other breakthroughs in filtration technologies that could displace our products

Difficulties with our information technology systems and security could adversely affect our results.

We have many information technology systems that are important to the operation of our businesses, some of which are managed by third parties. These systems are used to process, transmit, and store electronic information, and to manage or support a variety of business processes and activities. We could encounter difficulties in developing new systems, maintaining and upgrading our existing systems, and preventing information security breaches. There may be other risks as we continue our multi-year implementation of an enterprise resource planning system (Global ERP Project) on a worldwide basis. Such difficulties could lead to significant additional expenses and/or disruption in business operations that could adversely affect our results. Additionally, information technology security threats are increasing in frequency and sophistication. These threats pose a risk to the security of our systems and networks and the confidentiality, availability, and integrity of our data. Should such an attack succeed, it could lead to the compromising of confidential information, manipulation and destruction of data, defective products, production downtimes, and operations disruptions. The occurrence of any of these events could adversely affect our reputation, and could result in litigation, regulatory action, potential liability, and increased costs and operational consequences of implementing further data protection matters.

Demand for our products relies on economic and industrial conditions worldwide.

Changes in economic or industrial conditions could impact our results or financial condition in any particular period as our business can be sensitive to varying conditions by region across the globe.

No Customer accounted for ten percent or more of our net sales in Fiscal 2015, 2014 and 2013. A number of our Customers are concentrated in similar cyclical industries (construction, agriculture, and mining), resulting in additional risk based on industrial conditions in those sectors.

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

An unfavorable fluctuation in foreign currency exchange rates could negatively impacts our results and financial position.

We have operations in many countries, with more than one-half of our annual revenue coming from countries outside of the United States. Each of our subsidiaries reports its results of operations and financial position in its relevant functional currency, which is then translated into U.S. dollars. This translated financial information is included in our consolidated financial statements. Strengthening of the U.S. dollar in comparison to the foreign currencies of our subsidiaries has a negative impact on our results and financial position.

Acquisitions may have an impact on our results.

We have made and continue to pursue acquisitions, including our acquisitions of Northern Technical L.L.C. and IFIL USA L.L.C. in Fiscal 2015. These acquisitions could negatively impact our profitability due to operating and integration inefficiencies, the incurrence of debt, contingent liabilities, and amortization expenses related to intangible assets. There are also a number of other risks involved in acquisitions. We could lose key existing Customers, have difficulties in assimilating the acquired operations, assume unanticipated legal liabilities, or lose key Employees.

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

We are subject to income taxes in various jurisdictions in which we operate. Our tax liabilities are dependent upon the location of earnings among these different jurisdictions. Our provision for income taxes and cash tax liability could be adversely affected by numerous factors, including income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws and regulations. We are also subject to the continuous examination of our income tax returns by tax authorities. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and cash tax liability.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results and prevent material fraud, which could adversely affect the value of our common stock. Failure to maintain an effective system of internal control over financial reporting resulted in a material weakness during fiscal 2015.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and effectively prevent and detect material fraud. If we cannot provide reliable financial reports or prevent or detect material fraud, our operating results could be misstated. In connection with reporting our results for fiscal 2015, we discovered that certain employees in our European Gas Turbine Products business falsified documents in a manner that caused revenue to be recorded in inappropriate periods during the fourth quarter of fiscal 2014 and the second and third quarters of fiscal 2015. Due to the inappropriate acceleration of revenue in the aforementioned periods, revenue was also misstated in the first and fourth quarters of 2015. The recording of revenue in inappropriate periods was the result of a control deficiency which constituted a material weakness in our internal control over financial reporting. There was also an indication that there may have been purposeful deferring of certain charges from suppliers to later time periods than appropriate, however, these allegations were not substantiated through the independent investigation performed. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that the misstatements in revenue were not material to the impacted periods. Although we are taking remedial actions in response to our discovery of these practices, including the termination of certain employees, there can be no assurances that we will be able to prevent future control deficiencies (including material weaknesses) from occurring and which could cause us to incur unforeseen costs, negatively impact our results of operations, cause the market price of our common stock to decline, or have other potential adverse consequences.

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

Americas	Europe / Middle East / Africa
Auburn, Alabama (E)	Kadan, Czech Republic (I)
Riverbank, California (I)*	Klasterec, Czech Republic
Valencia, California (E)*	Domjean, France (E)
Dixon, Illinois	Paris, France (E)*
Frankfort, Indiana	Dulmen, Germany (E)
Cresco, Iowa	Haan, Germany (I)
Grinnell, Iowa (E)	Ostiglia, Italy (E)
Waterloo, Iowa (E)	Cape Town, South Africa
Nicholasville, Kentucky	Johannesburg, South Africa*
Bloomington, Minnesota	Abu Dhabi, United Arab Emirates
Chesterfield, Missouri (E)*	Hull, United Kingdom
Chillicothe, Missouri (E)	Leicester, United Kingdom (I)
Harrisonville, Missouri (I)
Philadelphia, Pennsylvania (I)	Australia
Greeneville, Tennessee	Wyong, Australia
Baldwin, Wisconsin
Stevens Point, Wisconsin	Asia
Sao Paulo, Brazil (E)*	Wuxi, China
Brockville, Canada (E)*	New Delhi, India
Aguascalientes, Mexico	Gunma, Japan
Monterrey, Mexico (I)	Rayong, Thailand (I)

Joint Venture Facilities	Third-Party Logistics Providers
Champaign, Illinois (E)	Santiago, Chile
Jakarta, Indonesia	Wuxi, China
Dammam, Saudi Arabia (I)	Mumbai, India
Chennai, India
Distribution Centers	Plainfield, Indiana (I)
Wyong, Australia	Gunma, Japan
Brugge, Belgium	Lima, Peru
Sao Paulo, Brazil*	Singapore
Rensselaer, Indiana	Greeneville, Tennessee (I)
Jakarta, Indonesia
Aguascalientes, Mexico
Lozorno, Slovakia
Johannesburg, South Africa
Seoul, South Korea*

The Company’s properties are utilized for both the Engine and Industrial Products segments except as indicated with an (E) for Engine or (I) for Industrial. The Company leases certain of its facilities, primarily under long-term leases. The facilities denoted with an asterisk (*) are leased facilities. In Wuxi, China, and Bloomington, Minnesota, a portion of the activities are conducted in leased facilities. The Company uses third-party logistics providers for some of its product distribution and neither leases nor owns the facilities. The Company considers its properties to be suitable for their present purposes, well-maintained, and in good operating condition.

Item 3. Legal Proceedings

The Company records provisions with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter. The Company believes the recorded estimated liability in its consolidated financial statements is adequate in light of the probable and estimable outcomes. Any recorded liabilities were not material to the Company’s financial position, results of operations or liquidity, and the Company does not believe that any of the currently identified claims or litigation will materially affect its financial position, results of operations or liquidity.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Current information as of October 30, 2015, regarding executive officers is presented below. All terms of office are for one year. There are no arrangements or understandings between individual officers and any other person pursuant to which the officer was selected as an executive officer.

Name	Age	Positions and Offices Held	First Fiscal Year Appointed as an Executive Officer
Amy C. Becker	51	Vice President, General Counsel and Secretary	2014
Tod E. Carpenter	56	President and Chief Executive Officer	2008
William M. Cook	62	Chairman of the Board	1994
Sheila G. Kramer	56	Vice President, Human Resources	2015
Mary Lynne Perushek	57	Vice President, Chief Information Officer	2007
Thomas R. Scalf	49	Senior Vice President, Engine Products	2014
James F. Shaw	47	Vice President and Chief Financial Officer	2012
Wim Vermeersch	50	Vice President, Europe, Middle East, and Africa	2012
Jay L. Ward	51	Senior Vice President, Industrial Products	2006

Ms. Becker joined the Company in 1998 as Senior Counsel and Assistant Corporate Secretary and was appointed to Vice President, General Counsel and Secretary in August 2014. Prior to joining the Company, Ms. Becker was an attorney for Dorsey and Whitney, LLP from 1991 to 1995 and was a Project Manager and Corporate Counsel for Harmon, Ltd. from 1995 to 1998.

Mr. Carpenter joined the Company in 1996 and has held various positions, including Gas Turbine Systems General Manager from 2002 to 2004; General Manager, Industrial Filtration Systems (IFS) Sales from 2004 to 2006; General Manager, IFS Americas in 2006; Vice President, Global IFS from 2006 to 2008; Vice President, Europe and Middle East from 2008 to 2011; and Senior Vice President, Engine Products from 2011 to 2014. In April 2014, Mr. Carpenter was appointed Chief Operating Officer. On April 1, 2015, Mr. Carpenter was appointed President and Chief Executive Officer.

Mr. Cook joined the Company in 1980 and has held various positions, including CFO and Senior Vice President, International from 2001 to 2004. Mr. Cook was appointed President and CEO in 2004 and then Chairman, President, and CEO in 2005. On April 1, 2015, Mr. Cook transferred the positions of President and Chief Executive Officer to Tod Carpenter while remaining Chairman of the Board.

Ms. Kramer was appointed Vice President, Human Resources in October 2015. Prior to joining the Company, Ms. Kramer was Vice President, Human Resources for Taylor Corporation, a print and graphics media company, from 2013 until September 2015. From 1991 to 2013, Ms. Kramer was with Lifetouch, Inc., a photography company, where she held various human resources roles including Corporate Vice President, Human Resources from 2009 to 2013.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common shares of the Company are traded on the New York Stock Exchange under the symbol DCI. The amount and frequency of all cash dividends declared on the Company’s common stock for Fiscal 2015 and 2014 appear in Note O of the Notes to Consolidated Financial Statements on page 58. The Company’s dividend payout ratio target is approximately 35 percent to 45 percent of the average earnings per share of the last three years. This guidance is expected to be used for future dividend payouts. As of October 30, 2015, there were 1,687 shareholders of record of common stock.

The low and high sales prices for the Company’s common stock for each full quarterly period during Fiscal 2015, 2014 and 2013 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2015	$36.47 - 42.63	$36.04 - 43.31	$36.16 - 38.46	$31.62 - 37.79
Fiscal 2014	$34.60 - 41.31	$38.98 - 43.74	$38.66 - 43.39	$38.77 - 43.00
Fiscal 2013	$30.90 - 38.18	$31.83 - 38.30	$34.26 - 38.08	$34.35 - 39.36

The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended July 31, 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1 - May 31, 2015	616,100	$35.29	616,100	(2)	14,000,000
June 1 - June 30, 2015	443,968	$35.65	443,968		13,556,032
July 1 - July 31, 2015	511,833	$34.26	511,833		13,044,199
Total	1,571,901	$35.05	1,571,901		13,044,199

(1)	On May 29, 2015, the Company announced that the Board of Directors authorized the repurchase of up to 14.0 million shares of common stock. This repurchase authorization, which is effective until terminated by the Board of Directors, replaced the existing authority for the repurchase of 15.0 million shares of common stock that was authorized on September 27, 2013. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the quarter ended July 31, 2015.
(2)	The 616,100 shares purchased in May 2015 were repurchased pursuant to the September 2013 repurchase plan.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Donaldson Company, Inc., the S&P 500 Index and the S&P Industrial Machinery Index

	Year Ended July 31,
	2010	2011	2012	2013	2014	2015
Donaldson Company, Inc.	$100.00	$117.86	$146.72	$157.64	$171.09	$150.82
S&P 500	100.00	119.65	130.58	163.22	190.87	212.26
S&P Industrial Machinery	100.00	120.58	126.92	178.07	209.04	221.95

Item 6. Selected Financial Data

The following table sets forth selected financial data for each of the fiscal years in the five-year period ended July 31, 2015 (in millions, except per share data):

	Year Ended July 31,
	2015	2014	2013	2012	2011
Net sales	$2,371.2	$2,473.5	$2,436.9	$2,493.2	$2,294.0
Net earnings	208.1	260.2	247.4	264.3	225.3
Basic earnings per share	1.51	1.79	1.67	1.76	1.46
Diluted earnings per share	1.49	1.76	1.64	1.73	1.43
Total assets	1,809.5	1,942.4	1,743.6	1,730.1	1,726.1
Long-term obligations	389.2	243.7	102.8	203.5	205.7
Cash dividends declared per share	0.670	0.610	0.450	0.335	0.280
Cash dividends paid per share	0.665	0.575	0.410	0.320	0.268

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report.

Overview

The Company is a worldwide manufacturer of filtration systems and replacement parts. The Company’s core strengths are leading filtration technology, strong Customer relationships, and its global presence. The Company operates through two reporting segments, Engine Products and Industrial Products, and has a product mix including air filtration systems, exhaust and emission systems, liquid filtration systems for hydraulics, fuel, lube applications, and replacement filters. As a worldwide business, the Company’s results of operations are affected by conditions in the global economic environment. Under most economic conditions, the Company’s market diversification between its OEM and replacement parts Customers, its diesel engine and industrial end markets, and its global end markets has helped to limit the impact of weakness in any one product line, market, or geography on the consolidated results of the Company.

The Company reported sales in Fiscal 2015 of $2,371.2 million down 4.1 percent from $2,473.5 million in the prior year. The Company’s results were negatively impacted by foreign currency translation, which decreased sales by $134.8 million. Excluding the current year impact of foreign currency translation, worldwide sales increased 1.3 percent.

The Company reported net earnings in Fiscal 2015 of $208.1 million, a decrease of 20.0 percent from $260.2 million in the prior year. The Company’s net earnings were negatively impacted by foreign currency translation, which decreased net earnings by $14.3 million. Excluding the current year impact of foreign currency translation, net earnings decreased 14.5 percent.

Although net sales and net earnings excluding foreign currency translation are not measures of financial performance under generally accepted accounting principles (GAAP) in the United States, the Company believes they are useful in understanding its financial results and provide comparable measures for understanding the operating results of the Company between different fiscal periods. Following are reconciliations to the most comparable U.S. GAAP financial measures of these non-GAAP financial measures (in millions):

	Net Sales	Percent Change in Net Sales
Year ended July 31, 2013	$2,436.9	NA
Net sales change, excluding foreign currency translation impact	48.0	2.0%
Foreign currency translation impact	(11.4)	(0.5)%
Year ended July 31, 2014	$2,473.5	1.5%
Net sales change, excluding foreign currency translation impact	32.5	1.3%
Foreign currency translation impact	(134.8)	(5.4)%
Year ended July 31, 2015	$2,371.2	(4.1)%

	Net Earnings	Percent Change in Net Earnings
Year ended July 31, 2013	$247.4	NA
Net earnings change, excluding foreign currency translation impact	13.8	5.6%
Foreign currency translation impact	(1.0)	(0.4)%
Year ended July 31, 2014	$260.2	5.2%
Net earnings change, excluding foreign currency translation impact	(37.8)	(14.5)%
Foreign currency translation impact	(14.3)	(5.5)%
Year ended July 31, 2015	$208.1	(20.0)%

The Company reported diluted earnings per share of $1.49, a 15.3% percent decrease from $1.76 in the prior year.

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

	2015	2014	2013
	(thousands of dollars)
Engine Products segment:
Off-Road Products	$261,120	$342,205	$358,834
On-Road Products	138,405	130,029	128,446
Aftermarket Products*	980,756	1,012,165	912,717
Aerospace and Defense Products	103,851	99,628	104,191
Total Engine Products segment	1,484,132	1,584,027	1,504,188
Industrial Products segment:
Industrial Filtration Solutions Products	528,917	553,356	529,751
Gas Turbine Products	186,919	156,860	232,922
Special Applications Products	171,245	179,223	170,087
Total Industrial Products segment	887,081	889,439	932,760
Total Company	$2,371,213	$2,473,466	$2,436,948

__________________

* Includes replacement part sales to the Company’s OEM Customers

	2015	2014	2013
	(thousands of dollars)
Net Sales
Engine segment	$1,484,132	$1,584,027	$1,504,188
Industrial segment	887,081	889,439	932,760
Total	2,371,213	2,473,466	2,436,948

Earnings before income taxes
Engine segment	$186,274	$233,920	$220,892
Industrial segment	123,362	133,978	139,108
Corporate Unallocated	(21,033)	(7,195)	(11,819)
Total	288,603	360,703	348,181

The Company’s overall sales decreased compared to the prior year period. Many factors contributed to the Company’s results for each of its reportable segments for Fiscal 2015. The Company saw challenging conditions in most of the Off-Road OEM first-fit equipment end markets. However the first-fit On-Road OEM truck end-market experienced growth in new truck sales. The Company also saw continued strength in demand for replacement filters in both its Engine and Industrial end markets through the first half of the year, but then demand weakened during the second half of the fiscal year. In Industrial Products, the Company achieved a 19.2 percent increase in its Gas Turbine sales to $186.9. The Company’s sales increased in the Americas by $1.5 million, or 0.1% percent, offset by decreases in sales in both Europe and Asia, of $57.3 million or 7.9% and $46.6 million or 9.0 percent, respectively.

In the Engine Products segment, the Company experienced mixed results in its end-markets. Off-Road Product OEM first-fit sales decreased by 23.7 percent, driven by weakness in the mining and agricultural equipment markets, which was partially offset by an improving construction equipment market in North America. Aftermarket Products sales decreased 3.1 percent, primarily driven by the change in foreign currency exchange rates partially offset by increases in the utilization rates of equipment fleets, increased sales of the Company’s proprietary replacement filters, and expansion of the Company’s product portfolio and distribution capabilities. On-Road Products OEM first-fit sales increased by 6.4 percent, primarily due to an increase in Customer new truck build rates. Earnings before income taxes as a percentage of Engine Products segment sales were 12.6 percent, a decreased of 2.2 points from 14.8 percent in the prior year.

In the Industrial Products segment, sales decreased due to a 4.4 percent decrease in Industrial Filtration Solutions Products primarily driven by a 10.5 percent decrease in sales in Europe. Earnings before income taxes as a percentage of Industrial Products segment sales were 13.9, a decrease of 1.2 points from 15.1 percent in prior year. The decrease in earnings before income taxes is primarily due to a higher mix of Gas Turbine Products and Industrial Filtration Solutions Products large project sales which carry lower margins than replacement filters. Gas Turbine Products sales were up 19.2 percent as a result of increased shipments of large systems used in power generation and including the impact of Northern Technical. Industrial Filtration Solutions sales of new equipment sales were down due to a continued weak capital spending environment, particularly in Asia. Sales in Special Applications Products were down by 4.5 percent due to a decrease in industrial end-markets impacting the Company’s membrane product sales.

Outlook

•	The Company forecasts its total Fiscal 2016 sales to be between $2.32 and $2.42 billion.
•	The Company’s Fiscal 2016 operating margin is forecasted to be 12.9 to 13.7 percent. This reflects the benefits from the Company’s completed restructuring actions and ongoing operational improvements, partially offset by an increase in compensation expenses and the impact of foreign exchange rates on the Company’s purchased products.
•	The Company’s Fiscal 2016 tax rate is anticipated to be between 26.5 and 28.5 percent.
•	The Company forecasts its Fiscal 2016 EPS to be between $1.56 and $1.76.
•	The Company forecasts interest expense to increase $4 million, reflecting the additional debt issued in Fiscal 2015 and higher borrowing rates.
•	The Company expects to repurchase between 2 and 4 percent of its outstanding shares in Fiscal 2016.

Fiscal 2015 Compared to Fiscal 2014

Engine Products Segment The Engine Products segment sells to OEM Customers in the construction, mining, agriculture, aerospace, defense, and truck end-markets, and to independent distributors, OEM dealer networks, private label accounts, and large equipment fleets. Products include air filtration systems, exhaust and emissions systems, liquid filtration systems for hydraulics, fuel and lube application, and replacement filters.

Sales for the Engine Products segment were $1,484.1 million, a decrease of 6.3 percent from $1,584.0 million in the prior year. Fiscal 2015 Engine Products sales decreased by 13.7 percent in Europe, 10.2 percent in Asia, and 1.9 percent in the Americas compared to Fiscal 2014. The impact of the changes in foreign currency decreased sales by $82.0 million, or 5.5 percent.

Worldwide sales of Off-Road Products were $261.1 million, a decrease of 23.7 percent from $342.2 million in the prior year. Sales declined 24.8 percent in Europe, 24.4 percent in the Americas, and 22.6 percent in Asia. The sales decreases were driven by continued weakness in the mining and agricultural equipment markets. These decreases were partially offset by an improving construction equipment end-market, particularly in North America, and new program wins in Europe.

Worldwide sales of On-Road Products were $138.4 million, an increase of 6.4 percent from $130.0 million in the prior year. Sales increased 16.2 percent in the Americas offset by a decrease of 4.0 percent in Asia and a decrease of 7.9 percent in Europe. The increase overall is due to an increase in Customer new truck build rates in North America.

Worldwide sales of Aftermarket Products were $980.8 million, a decrease of 3.1 percent from $1,012.2 million in the prior year. Sales decreased 10.9 percent in Europe and 6.2 percent in Asia. The overall sales decreases were primarily driven by the impact of the change in foreign currency exchange rates partially offset by increases in the utilization rates of equipment fleets, increased sales of the Company’s proprietary replacement filters, and expansion of the Company’s product portfolio and distribution capabilities. Net of foreign currency fluctuations, Aftermarket sales increased 2.1 percent with sales in the Americas increasing by 1.6 percent, Europe by 3.1 percent and in Asia by 0.8 percent.

Worldwide sales of Aerospace and Defense Products were $103.9 million, an increase of 4.2 percent from $99.6 million in the prior year. Sales of Aerospace and Defense Products increased 12.7 percent in Europe and 1.8 percent in the Americas, partially offset by a sales decrease of 24.9 percent in Asia over the prior year.

Industrial Products Segment The Industrial Products segment sells to various industrial distributors, dealers, and end-users, OEM Customers of gas-fired turbines, and OEMs and end-users requiring clean air. Products include dust, fume, and mist collectors, compressed air purification systems, air filtration systems for gas turbines and compressors, PTFE membrane-based products, and specialized air and gas filtration systems for various applications including computer hard disk drives and other electronic equipment.

Sales for the Industrial Products segment were $887.1 million, a decrease of 0.3 percent from $889.4 million in the prior year. This result was driven by a 4.4 percent decline in Industrial Filtration Solutions Products and a 4.5 percent decline in Special Applications Products, offset by a 19.2 percent sales increase in Gas Turbine Products. Industrial Products sales decreased by 7.8 percent in Asia, which was partially offset by a 5.8 percent increase in sales in the Americas, compared to Fiscal 2014. The impact of foreign currency decreased total sales by $52.1 million, or 5.9 percent.

Worldwide sales of Industrial Filtration Solutions Products were $528.9 million, a 4.4 percent decrease from $553.4 million in the prior year. Sales decreased 10.5 and 6.6 percent in Europe and Asia, respectively, partially offset by a 3.1 percent increase in the Americas. The Company continued to experience soft new equipment sales due to a continued weak global capital investment environment, partially offset by strong replacement air filter sales due to improved utilization of the equipment already installed in the field.

Worldwide sales of Gas Turbine Products were $186.9 million, an increase of 19.2 percent from $156.9 million in the prior year. Sales of Gas Turbine Products systems were due to increased shipments of large filtration systems used in power generation as well as the benefit of the acquisition of Northern Technical, which generated sales of $16.3 million.

Worldwide sales of Special Applications Products were $171.2 million, a 4.5 percent decrease from $179.2 million in the prior year. Sales decreased 21.7 percent and 4.6 percent in the Americas and Asia, respectively, partially offset by an increase of 13.8 percent in Europe. The sales decline was the result of a decrease in demand for the Company’s membrane products.

Consolidated Results The Company reported net earnings for Fiscal 2015 of $208.1 million compared to $260.2 million in Fiscal 2014, a decrease of 20.0 percent. Diluted net earnings per share were $1.49, down 15.3 percent from $1.76 in the prior year. The Company’s operating income of $288.3 million decreased 19.0 percent from the prior year operating income of $355.7 million.

The table below shows the percentage of total operating income contributed by each segment for each of the last three fiscal years. Corporate and Unallocated includes corporate earnings and expenses determined to be non-allocable to the segments, such as interest income and interest expense:

	2015	2014	2013
Engine Products	59.6%	61.5%	60.8%
Industrial Products	41.5%	37.9%	39.7%
Corporate and Unallocated	(1.1)%	0.6%	(0.5)%
Total Company	100.0%	100.0%	100.0%

International operating income, prior to corporate expense allocations, totaled 84.3 percent of consolidated operating income in Fiscal 2015 as compared to 79.7 percent in Fiscal 2014. Total international operating income decreased 14.3 percent from the prior year. The table below shows the percentage of total operating income contributed by each major geographic region for each of the last three fiscal years:

	2015	2014	2013
United States	15.7%	20.3%	26.0%
Europe	33.3%	33.7%	31.6%
Asia – Pacific	33.0%	33.8%	30.3%
Other	18.0%	12.2%	12.1%
Total Company	100.0%	100.0%	100.0%

For more information regarding the Company’s net sales by geographic region, see Note K to the Consolidated Financial Statements.

Gross margin for Fiscal 2015 was 34.1 percent, or a 1.4 percent decrease from 35.5 percent in the prior year. The decreases were driven primarily by lower fixed cost absorption due to a decrease in sales and the negative mix impacts from more Gas Turbine Systems and Industrial Filtration Solutions project shipments. Restructuring and asset impairment charges of $8.4 million also negatively impacted gross margin in Fiscal 2015.

The principal raw materials that the Company uses are steel, filter media, and petroleum-based products including plastics, rubber, and chemicals. Purchased raw materials represents approximately 60 to 65 percent of the Company’s cost of goods sold. Of that amount, steel, including fabricated parts, represents approximately 25 percent. Filter media represents approximately 15 to 20 percent and the remainder is primarily made up of petroleum-based products and other components. The cost the Company paid for steel during Fiscal 2015 varied by grade, but in aggregate, it slightly decreased during the fiscal year. The Company’s cost of filter media also varies by type and slightly increased. The cost of petroleum-based products (plastics, rubber, and adhesives) slightly decreased. The Company anticipates a moderately favorable impact from commodity prices in Fiscal 2016, as compared to Fiscal 2015, specifically for steel and petroleum-based products, based on recent market information. On an ongoing basis, the Company strives to recover or offset any material cost increases through selective price increases to its Customers and through the Company’s Continuous Improvement initiatives, which include material substitutions, process improvements, and product redesigns.

Operating expenses for Fiscal 2015 were $520.3 million or 21.9 percent of sales, as compared to $522.1 million or 21.1 percent in the prior year. The decrease in operating expenses was primarily due to a reduction in incentive compensation expense accruals. Restructuring and asset impairment charges included in operating expenses were $8.5 million and included severance costs related to a reduction in workforce of $4.6 million, and the Company recorded a $3.9 million lump sum pension settlement.

Interest expense of $15.2 million increased $5.0 million from $10.2 million in the prior year. The increase was due to $150.0 million debt issued in the Fiscal 2015, as well as higher balances on the Company’s revolving line of credit. Other income, net totaled $15.4 million in Fiscal 2015, up from $15.2 million in the prior year.

The effective tax rate for Fiscal 2015 was 27.9 percent compared to 27.9 percent in Fiscal 2014. The effective tax rate in the current year was favorably impacted by the reinstatement of the Research and Experimentation Credit in the U.S. for calendar year 2014, non-recurring tax costs associated with foreign dividend distributions recorded during the prior year, and an increase in tax benefits from international operations. The effective tax rate in the prior year was favorably impacted by the settlement of a tax audit and the remeasurement of certain deferred tax assets due to a change in tax rates in certain foreign jurisdictions.

Total backlog at July 31, 2015, was $643.2 million, down 14.0 percent from the same period in the prior year. Backlog is one of many indicators of business conditions in the Company’s markets. However, it is not always indicative of future results for a number of reasons, including short lead times in the Company’s replacement parts businesses and the timing of the receipt of orders in many of the Company’s Engine OEM and Industrial markets. In the Engine Products segment, total open order backlog decreased 13.5 percent from the prior year. In the Industrial Products segment, total open order backlog decreased 15.2 percent from the prior year. Because some of the change in backlog can be attributed to a change in the ordering patterns of the Company’s Customers and/or the impact of foreign exchange translation rates, it may not necessarily correspond to future sales.

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

Sales for the Engine Products segment were $1,584.0 million, an increase of 5.3 percent from $1,504.2 million. Fiscal 2014 Engine Products sales increased by 11.6 percent in Europe, 5.3 percent in the Americas and decreased 0.5 percent in Asia, compared to Fiscal 2013. The impact of foreign currency decreased total sales by $13.7 million, or 0.9 percent.

Worldwide sales of Off-Road Products were $342.2 million, a decrease of 4.6 percent from $358.8 million in Fiscal 2013. Sales declined 13.6 percent in Asia and 6.4 percent in the Americas, partially offset by growth of 2.7 percent in Europe. The sales decreases were driven by continued weakness in mining equipment markets and a decline in the agricultural equipment market, driven by anticipated lower farm cash receipts in key grain producing regions moderating agricultural sales. These decreases were partially offset by an improving construction equipment market, particularly in North America, and new program wins in Europe.

Worldwide sales of On-Road Products were $130.0 million, an increase of 1.2 percent from $128.4 million in Fiscal 2013. Sales increased 37.5 percent in Europe, partially offset by sales decreases of 4.2 percent in the Americas and 2.7 percent in Asia. The increase in Europe was due primarily to growth after the Euro VI diesel emissions regulations went into effect January 1, 2014. Sales decreased in the Americas primarily due to lower emissions sales in that region for an OEM program the Company no longer supplies, totaling $6.3 million.

Worldwide sales of Aftermarket Products were $1,012.2 million, an increase of 10.9 percent from $912.7 million in Fiscal 2013. Sales increased 14.8 percent in Europe and 6.6 percent in Asia. The overall sales increases were primarily driven by increases in utilization rates of equipment fleets, increased sales of the Company’s proprietary replacement filters, and expansion of the Company’s product portfolio and distribution capabilities.

Worldwide sales of Aerospace and Defense Products were $99.6 million, a decrease of 4.4 percent from $104.2 million in Fiscal 2013. Sales of Aerospace and Defense Products decreased 10.2 percent in the Americas, partially offset by a sales increase of 16.6 percent in Europe. The sales decrease was due to the continued slowdown in U.S. military ground vehicle spending, which continued in Fiscal 2015, partially offset by higher helicopter air filter sales, which increased $2.9 million over Fiscal 2013.

Industrial Products Segment The Industrial Products segment sells to various industrial distributors, dealers, and end-users, OEM Customers of gas-fired turbines, and OEMs and end-users requiring clean air. Products include dust, fume, and mist collectors, compressed air purification systems, air filtration systems for gas turbines and compressors, PTFE membrane-based products, and specialized air and gas filtration systems for various applications including computer hard disk drives and other electronic equipment.

Sales for the Industrial Products segment were $889.4 million, a decrease of 4.6 percent from $932.8 million in Fiscal 2013. This result was driven by 32.7 percent sales decline in Gas Turbine Products, partially offset by sales increases in Special Applications Products and Industrial Filtration Solutions Products of 5.4 percent and 4.5 percent, respectively. Industrial Products sales decreased by 9.8 percent in Asia and 4.9 percent in the Americas, and grew by 2.0 percent in Europe compared to Fiscal 2013. The impact of foreign currency exchange rates decreased total sales by $2.3 million, or 0.3 percent.

Worldwide sales of Industrial Filtration Solutions Products were $553.4 million, a 4.5 percent increase from $529.8 million in the prior year. Sales increased 9.4 percent, 7.9 percent, and 1.7 percent in Asia, Europe, and the Americas, respectively. Strong replacement air filter sales, due to improved global manufacturing activity, were partially offset by continued soft new dust collector equipment sales, due to the continued weak global capital spending environment, particularly in the Americas.

Worldwide sales of Gas Turbine Products were $156.9 million, a decrease of 32.7 percent from $232.9 million in Fiscal 2013. Sales of Gas Turbine Products systems were down for the year, primarily due to fewer shipments of large systems used in power generation compared to Fiscal 2013. There was a large increase in the Company’s gas turbine shipments in Fiscal 2013, and the overall industry is now absorbing that new electrical generation capacity.

Worldwide sales of Special Applications Products were $179.2 million, a 5.4 percent increase from $170.1 million in Fiscal 2013. Sales increased 10.6 percent and 5.9 percent in Europe and Asia, respectively, from Fiscal 2013, partially offset by a sales decrease in the Americas of 1.5 percent. The sales increases were driven by a worldwide increase in demand for the Company’s disk drive, semiconductor, and venting products, partially offset by weakness in industrial end-markets impacting the Company’s membrane product sales.

Consolidated Results The Company reported net earnings for Fiscal 2014 of $260.2 million compared to $247.4 million in Fiscal 2013, an increase of 5.2 percent. Diluted net earnings per share were $1.76, up 7.3 percent from $1.64 in the prior year. The Company’s operating income of $355.7 million increased 3.6 percent from Fiscal 2013 operating income of $343.3 million.

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

International operating income, prior to corporate expense allocations, totaled 79.7 percent of consolidated operating income in Fiscal 2014 as compared to 74.0 percent in Fiscal 2013. Total international operating income increased 11.6 percent from Fiscal 2013. The table below shows the percentage of total operating income contributed by each major geographic region for each of the last three fiscal years:

	2014	2013	2012
United States	20.3%	26.0%	30.3%
Europe	33.7%	31.6%	29.9%
Asia – Pacific	33.8%	30.3%	31.1%
Other	12.2%	12.1%	8.7%
Total Company	100.0%	100.0%	100.0%

Gross margin for Fiscal 2014 was 35.5 percent, or a 0.7 percent increase from 34.8 percent in Fiscal 2013. The increase in gross margin is primarily attributable to the positive mix impacts from the reduction in shipments of large Gas Turbine projects, and a higher percentage of replacement filter sales. Overall, product mix had a positive 50 basis points impact on gross margin. In addition, the Company’s ongoing Continuous Improvement cost reduction initiatives, improved gross margin by 60 basis points. Offsetting these benefits was a 40 basis points reduction in margin from higher engineering costs and lower fixed cost absorption. Within gross profit, the Company incurred $1.7 million in restructuring charges related to workforce reductions compared to $1.6 million in Fiscal 2013.

The principal raw materials that the Company uses are steel, filter media, and petroleum-based products including plastics, rubber, and chemicals. Purchased raw materials represents approximately 60 to 65 percent of the Company’s cost of goods sold. Of that amount, steel, including fabricated parts, represents approximately 25 percent. Filter media represents approximately 15 to 20 percent and the remainder is primarily made up of petroleum-based products and other components. The cost the Company paid for steel during Fiscal 2014, varied by grade, but in aggregate, it slightly increased during the fiscal year. The Company’s cost of filter media also varies by type and slightly decreased during the fiscal year. The cost of petroleum-based products slightly decreased during the fiscal year. The Company anticipated a moderately unfavorable impact from commodity prices in Fiscal 2015, as compared to Fiscal 2014, specifically for steel and petroleum-based products, based on recent market information. The Company strives to recover or offset material cost increases through selective price increases to its Customers and through the Company’s Continuous Improvement initiatives, which include material substitutions, process improvements, and product redesigns.

Operating expenses for Fiscal 2014 were $522.1 million or 21.1 percent of sales, as compared to $503.8 million or 20.7 percent in Fiscal 2013. The increase in operating expenses as a percent of sales was primarily due to higher incentive compensation expenses, the incremental expenses related to the Company’s Global ERP Project, and increased travel expenses, which contributed 90 basis points in total. These increases were partially offset by improved fixed cost leverage and lower warranty expenses, which reduced the Company’s operating expenses as percent of sales by 50 basis points. Restructuring expenses included in operating expenses were $0.4 million for the year, which were employee severance costs related to a reduction in workforce.

Interest expense of $10.2 million decrease $0.7 million from $10.9 million in the prior year. Other income, net totaled $15.2 million in Fiscal 2014, down from $15.8 million in Fiscal 2013. The decrease of $0.6 million in other income was driven by $0.9 million of restructuring expenses related to the sale of a facility in Germany. In addition, Fiscal 2013 included the impact of a favorable insurance recovery. These decreases were partially offset by an increase in foreign exchange gains of $1.5 million and an increase of $1.4 million in income generated from the Company’s joint venture with Caterpillar.

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

Total backlog at July 31, 2014, was $748.2 million, up 4.5 percent from the same period in Fiscal 2013. Backlog is one of many indicators of business conditions in the Company’s markets. However, it is not always indicative of future results for a number of reasons, including short lead times in the Company’s replacement parts businesses and the timing of the receipt of orders in many of the Company’s Engine OEM and Industrial markets. In the Engine Products segment, total open order backlog decreased 1.1 percent from Fiscal 2013. In the Industrial Products segment, total open order backlog increased 18.4 percent from Fiscal 2013. Because some of the change in backlog can be attributed to a change in the ordering patterns of the Company’s Customers and the impact of foreign exchange translation rates, it may not necessarily correspond to future sales.

Liquidity and Capital Resources

Financial Condition At July 31, 2015, the Company’s capital structure was comprised of $189.2 million of current debt, $389.2 million of long-term debt, and $778.7 million of shareholders’ equity. The Company had cash and cash equivalents of $189.9 million and short-term investments of $27.5 million at July 31, 2015. The ratio of long-term debt to total capital was 33.3 percent and 19.6 percent at July 31, 2015 and 2014, respectively.

Total debt outstanding increased $147.6 million during the year to $578.4 million outstanding at July 31, 2015, as a result of increases in short-term and long-term borrowings, offset by a decrease in current maturities of long-term debt. Short-term borrowings outstanding at the end of the year increased $2.0 million driven by the Company drawing $160.0 million on the Company’s multi-currency revolving credit facility.

The following table summarizes the Company’s cash obligations as of July 31, 2015, for the years indicated (thousands of dollars):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$388,313	$—	$100,000	$13,313	$275,000
Capital lease obligations	1,928	1,439	489	—	—
Interest on long-term debt obligations	121,438	14,943	25,711	18,771	62,013
Operating lease obligations	27,917	11,359	12,494	3,815	249
Purchase obligations (1)	111,761	104,502	7,190	69	—
Pension and deferred compensation (2)	123,386	18,448	15,361	14,888	74,689
Total (3)	$774,743	$150,691	$161,245	$50,856	$411,951

__________________

(1)	Purchase obligations consist primarily of inventory, tooling, and capital expenditures. The Company’s purchase orders for inventory are based on expected Customer demand, and as a result quantities and dollar volumes are subject to change.
(2)	Pension and deferred compensation consists of long-term pension liabilities and salary and bonus deferrals elected by certain executives under the Company’s Deferred Compensation Plan. Deferred compensation balances earn interest based on a treasury bond rate as defined by the plan (10-year treasury bond STRIP rate plus two percent for deferrals prior to January 1, 2011 and 10-year treasury bond rates for deferrals after December 31, 2010) are approved by the Human Resources Committee of the Board of Directors, and are payable at the election of the participants.
(3)	In addition to the above contractual obligations, the Company may be obligated for additional cash outflows of $20.0 million for potential tax obligations, including accrued interest and penalties. The payment and timing of any such payments is affected by the ultimate resolution of the tax years that are under audit or remain subject to examination by the relevant taxing authorities. Therefore, quantification of an estimated range and timing of future payments cannot be made at this time.

On July 31, 2015, the Company had a contingent liability for standard letters of credit totaling $7.8 million that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of insurance contract terms detailed in each letter of credit. As of July 31, 2015, there were no amounts drawn upon these letters of credit.

On October 28, 2014, the Company entered into a First Amendment (Amendment) to its five-year, multi-currency revolving credit facility with a group of banks under which the Company may borrow up to $250.0 million. The Amendment increased the borrowing availability up to $400.0 million. The credit facility provides that loans may be made under a selection of currencies and rate formulas including Base Rate Loans or LIBOR Rate Loans. The interest rate on each advance is based on certain market interest rates and leverage ratios. Facility fees and other fees on the entire loan commitment are payable over the duration of this facility. As of July 31, 2015, there was $160.0 million borrowed under this facility. The multi-currency revolving facility contains debt covenants specifically related to maintaining a certain interest coverage ratio, and a certain leverage ratio as well as other covenants that, under certain circumstances, can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, create liens, and sell assets. As of July 31, 2015, the Company was in compliance with all such covenants. Due to an investigation into revenue recognition in the Company’s Gas Turbine Systems business, the Company was unable to provide audited financial statements to the group of banks who are lenders in the credit facility in the 90 day time period required. On October 28, 2015, the Company obtained waivers for the covenant to provide audited statements within 90 days of year-end so long as they are provided by December 28, 2015. Upon providing the audited financial statements to the group of banks prior to December 28, 2015, the Company expects to remain in compliance with the above mentioned covenants.

On April 16, 2015, the Company entered into a First Supplement to Note Purchase Agreement (First Supplement), dated April 16, 2015, with a group of instructional investors, which supplements a Note Purchase Agreement, dated March 27, 2014. Pursuant to the First Supplement, the Company issued $25.0 million of senior unsecured notes due April 16, 2025, and $125.0 million of senior unsecured notes due June 17, 2030. The debt was issued at face value and bears interest payable semi-annually at an annual rate of interest of 2.93 percent and 3.18 percent, respectively. The proceeds from the notes were primarily used to refinance existing debt, and were also used for general corporate purposes. The notes contain debt covenants specifically related to maintaining a certain leverage ratio as well as other covenants that, under certain circumstances, can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, create liens, and sell assets. As of July 31, 2015, the Company was in compliance with all such covenants.

The Company has two uncommitted credit facilities in the U.S., which provide unsecured borrowings for general corporate purposes. At July 31, 2015 and 2014, there was $49.7 million and $45.7 million available for use, respectively, under these two facilities. There was $15.3 million outstanding at July 31, 2015 and $4.3 million outstanding at July 31, 2014. The weighted average interest rate on the short-term borrowings outstanding at July 31, 2015, was 1.00 percent.

The Company has a €100.0 million, or $109.9 million, program for issuing treasury notes for raising short, medium, and long-term financing for its European operations. There were no outstanding amounts on this program at July 31, 2015 or 2014. Additionally, the Company’s European operations have lines of credit with an available limit of €34.0 million or $37.4 million. There was €9.5 million, or $10.4 million, outstanding as of July 31, 2015, and there was no amount outstanding on these lines of credit as of July 31, 2014. The weighted average interest rate on the short-term borrowings outstanding at July 31, 2015, was 0.83 percent.

Other international subsidiaries may borrow under various credit facilities. There was $1.6 million outstanding under these credit facilities as of July 31, 2015, and $1.0 million outstanding as of July 31, 2014. At July 31, 2015 and 2014, there was $47.2 million and $57.5 million available for use, respectively, under these facilities. The weighted average interest rate on these short-term borrowings outstanding at July 31, 2015, and July 31, 2014, was 0.41 percent and 0.75 percent, respectively.

The amount of unused lines of credit as of July 31, 2015, was approximately $474.8 million. Long-term debt of $389.2 million as of July 31, 2015, increased from $243.7 million at July 31, 2014. Long-term debt represented 33.3 percent of total long-term capital, defined as long-term debt plus total shareholders’ equity, compared to 19.6 percent at July 31, 2014.

During Fiscal 2015, credit in the global credit markets was accessible and market interest rates remained low. The Company believes that its current financial resources, together with cash generated by operations, are sufficient to continue financing its operations for the next twelve months. There can be no assurance, however, that the cost or availability of future borrowings will not be impacted by future capital market disruptions.

Certain note agreements contain debt covenants related to working capital levels and limitations on indebtedness. As of July 31, 2015, the Company was in compliance with all such covenants.

Shareholders’ equity decreased by $223.8 million from $1,002.5 million at July 31, 2014, to $778.7 million at July 31, 2015. The decrease was primarily due to the repurchase of treasury stock for $256.3 million, foreign currency translation of $119.1 million, and $90.9 million of dividends declared. These decreases were partially offset by current year earnings of $208.1 million, $11.4 million of stock options exercised, $7.7 million in tax reductions related to employee plans, and $9.5 million of the equity impact of stock option expense.

The Company’s inventory balance was $265.0 million as of July 31, 2015, compared to $253.4 million as of July 31, 2014. Excluding the impact of foreign exchange fluctuations, inventories increased $36.1 million. Current year inventory levels increased over the prior year as the Company increased its distribution capacity, added the acquisitions of Northern Technical and IFIL USA, along with additional parts to support its independent Aftermarket Customers. The Company’s accounts receivable balance was $460.0 million as of July 31, 2015, compared to $474.2 million as of July 31, 2014. Excluding the impact of foreign exchange fluctuations, accounts receivable increased $23.3 million driven primarily by the large number of GTS projects sales in the fourth quarter Fiscal 2015 compared to the prior year.

Cash Flows During Fiscal 2015, $212.8 million of cash was generated from operating activities, compared with $317.8 million in Fiscal 2014. The decrease in cash generated from operating activities of $105.0 million is primarily attributable to a decrease in net income of $52.1 million, a decrease in accrued compensation along with a decrease in accounts payable, partially offset by a smaller increase in accounts receivable compared to the prior year. Operating cash flows, cash on hand, and short-term debt facilities were used to support the acquisitions of Northern Technical and IFIL for $105.6 million, $93.6 million of net capital expenditures, $256.3 million of stock repurchases, and $91.2 million of dividend payments. Cash and cash equivalents decreased $106.5 million during Fiscal 2015.

At the end of the year, the Company held $189.9 million in cash and cash equivalents, down from $296.4 million at July 31, 2014. Short-term investments were $27.5 million compared to $127.2 million at July 31, 2014. Short-term investments may change year to year based on maturity dates of existing investments, the Company’s outlook for cash needs, and available access to other sources of liquidity. The amount of unused lines of credit as of July 31, 2015, was approximately $474.8 million. Current maturities of long-term debt of $1.8 million at year-end increased slightly from $1.7 million at July 31, 2014. Long-term debt of $389.2 million at July 31, 2015, increased from $243.7 million at July 31, 2014, due to the issuance of $150.0 million of senior unsecured notes during Fiscal 2015. Long-term debt represented 33.3 percent of total long-term capital, defined as long-term debt plus total shareholders’ equity, compared to 19.6 percent at July 31, 2014.

The majority of the Company’s cash and cash equivalents are held by its foreign subsidiaries as over half of the Company’s earnings occur outside the U.S. Most of these funds are considered permanently reinvested outside the U.S., and will only be repatriated when it is tax effective to do so, as the cash generated from U.S. operations plus the Company’s short-term debt facilities are anticipated to be sufficient for our U.S operation’s cash needs. If additional cash was required for the Company’s operations in the U.S., it may be subject to additional U.S. taxes if funds were repatriated from certain foreign subsidiaries.

Net capital expenditures for property, plant, and equipment totaled $93.6 million in Fiscal 2015, $96.8 million in Fiscal 2014, and $94.3 million in Fiscal 2013. Fiscal 2015 capital expenditures primarily related to the Company’s Global ERP Project, plant capacity additions, information and lab technology equipment, productivity-enhancing investments at manufacturing sites, and tooling to manufacture new products.

Capital spending in Fiscal 2016 is estimated to be between $80 and $90 million. The Company’s capital spending in Fiscal 2016 will be approximately 25 percent for technology initiatives, including the Global ERP Project and research and development labs, 30 percent for tooling for new products, 30 percent will be in the form of automation or cost reduction projects related to the Company’s ongoing Continuous Improvement initiatives, and 15 percent related to capacity expansion. It is anticipated that Fiscal 2016 capital expenditures will be financed primarily by cash on hand, cash generated from operations, and lines of credit.

The Company expects that cash generated by operating activities will be between $300 and $350 million in Fiscal 2016. At July 31, 2015, the Company had cash and cash equivalents of $189.9 million and short-term investments of $27.5 million. The Company also had $281.9 million available under existing credit facilities in the U.S., €134.0 million, or $147.3 million, available under existing credit facilities in Europe, and $47.2 million available under various credit facilities and currencies in Asia and the rest of the world. The Company believes that the combination of existing cash, available credit under existing credit facilities, and the expected cash generated by operating activities will be adequate to meet cash requirements for Fiscal 2016, including debt repayment, issuance of anticipated dividends, possible share repurchase activity, potential acquisitions, and capital expenditures.

Dividends The Company’s dividend policy is to maintain a payout ratio, which allows dividends to increase with the long-term growth of earnings per share. The Company’s dividend payout ratio target is 35 percent to 45 percent of the prior three years average earnings per share. Including the Company’s declaration on July 31, 2015, of a $0.17 per share dividend to be paid on September 3, 2015, the dividend payout ratio was 41.7 percent of the prior three years average diluted earnings per share on July 31, 2015.

Share Repurchase Plan The Board of Directors authorized the repurchase of 14.0 million shares of common stock under the stock repurchase plan dated May 29, 2015. In Fiscal 2015, the Company repurchased 6.7 million shares of common stock for $256.3 million, or 4.8 percent of its diluted outstanding shares, at an average price of $38.39 per share. Of the 6.7 million shares repurchased in Fiscal 2015, 5.7 million shares were repurchased under the stock repurchase plan dated September 27, 2013, which authorized the repurchase of 15.0 million shares, and 1.0 million shares were purchased under the current stock repurchase plan. Under prior stock repurchase plans, the Company repurchased 6.8 million shares for $279.4 million in Fiscal 2014 and 3.0 million shares for $102.6 million in Fiscal 2013. As of July 31, 2015, the Company had remaining authorization to repurchase 13.0 million shares pursuant to the current authorization.

Off-Balance Sheet Arrangements The Company does not have any off-balance sheet arrangements, with the exception of the guarantee of 50 percent of certain debt of its joint venture with Caterpillar, Advanced Filtration Systems Inc. (AFSI), as further discussed in Note L of the Company’s Notes to consolidated financial statements. As of July 31, 2015, the joint venture had $26.1 million of outstanding debt. The Company does not believe that this guarantee will have a current or future effect on its financial condition, results of operations, liquidity, or capital resources.

Standards adopted and note yet adopted by the Company are referenced in Note A Summary of Significant Accounting Policies.

Market Risk

The Company’s market risk includes the potential loss arising from adverse changes in foreign currency exchange rates and interest rates. The Company manages foreign currency market risk from time to time through the use of a variety of financial and derivative instruments. The Company does not enter into any of these instruments for trading purposes to generate revenue. Rather, the Company’s objective in managing these risks is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. The Company uses forward exchange contracts and other hedging activities to hedge the U.S. dollar value resulting from existing recognized foreign currency denominated asset and liability balances, and also for anticipated foreign currency transactions. The Company also naturally hedges foreign currency through its production in the countries in which it sells its products. The Company’s market risk on interest rates is the potential decrease in fair value of long-term debt resulting from a potential increase in interest rates. See further discussion of these market risks below.

Foreign Currency During Fiscal 2015, the U.S. dollar was generally stronger than in Fiscal 2014 compared to many of the currencies of the foreign countries in which the Company operates. The overall strength of the dollar had a negative impact on the Company’s international net sales results because the foreign denominated revenues translated into fewer U.S. dollars.

It is not possible to determine the exact impact of foreign currency translation changes. However, the direct effect on reported net sales and net earnings can be estimated. For the year ended July 31, 2015, the impact of foreign currency translation resulted in an overall decrease in reported net sales of $134.8 million and a decrease in reported net earnings of $14.3 million. Foreign currency translation had a negative impact in many regions around the world. The stronger U.S. dollar relative to the Japanese yen resulted in a total decrease of $16.3 million in reported net sales. The stronger U.S. dollar relative to the Australian Dollar, the South African rand, the Brazilian real, and the Indian rupee had a negative impact on foreign currency translation with a decrease in reported net sales of $7.9 million, $4.9 million, $7.0 million, and $0.4 million, respectively. In Europe, the stronger U.S. dollar relative to the euro and British pound resulted in a total decrease of $94.1 million in reported net sales.

The Company maintains significant assets and operations in Europe, Asia-Pacific, Latin America, and South Africa, resulting in exposure to foreign currency gains and losses. A portion of the Company’s foreign currency exposure is naturally hedged by incurring liabilities, including bank debt, denominated in the local currency in which the Company’s foreign subsidiaries are located.

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

Some products made by the Company in the U.S. are sold internationally. As a result, sales of such products are affected by the value of the U.S. dollar relative to other currencies. Any long-term strengthening of the U.S. dollar could depress these sales. Also, competitive conditions in the Company’s markets may limit its ability to increase product pricing in the face of adverse currency movements.

Interest The Company’s exposure to market risks for changes in interest rates relates primarily to its short-term investments, short-term borrowings, and interest rate swap agreements, as well as the potential increase in fair value of long-term debt resulting from a potential decrease in interest rates. The Company has limited earnings or cash flow exposure due to market risks on its long-term debt obligations as a result of the majority of the debt being fixed-rate. However, interest rate changes would affect the fair market value of the debt. As of July 31, 2015, the estimated fair value of long-term debt with fixed interest rates was $383.3 million compared to its carrying value of $375.0 million. The fair value is estimated by discounting the projected cash flows using the rate of which similar amounts of debt could currently be borrowed. As of July 31, 2015, the Company’s financial liabilities with exposure to changes in interest rates consisted mainly of $187.3 million of short-term debt outstanding and ¥ 1.65 billion, or $13.3 million, of variable rate long-term debt. Assuming a hypothetical increase of one-half percent in short-term interest rates, with all other variables remaining constant, interest expense would have increased $1.5 million and interest income would have increased $1.3 million in Fiscal 2015.

Pensions The Company is exposed to market return fluctuations on its qualified defined benefit pension plans. In Fiscal 2015, the Company reduced its long-term rate of return from 7.14 percent to 6.99 percent on its U.S. plans and increased its rate from 5.48 percent to 5.41 percent on its non-U.S. plans, to reflect its future expectation for returns. Consistent with published bond indices, the Company held its discount rate flat for the U.S. pension plans at 4.33 percent versus the prior year and decreased the discount rate used for its non-US plans from 4.04 percent to 3.64 percent. The plans were underfunded by $20.2 million at July 31, 2015, since the projected benefit obligation exceeded the fair value of the plan assets.

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

Goodwill and other intangible assets Goodwill is assessed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs impairment assessments for its reporting units and uses a discounted cash flow model based on management’s judgments and assumptions to determine the estimated fair value. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company performed an impairment assessment during the third quarter of Fiscal 2015 to satisfy its annual impairment assessment requirement. This impairment assessment indicated that the estimated fair values of the reporting units to which goodwill is assigned, continued to significantly exceed the corresponding carrying values of the respective reporting units, including recorded goodwill and, as such, no impairment existed at that time. Other intangible assets with definite lives continue to be amortized over their estimated useful lives. Definite lived intangible assets are subject to impairment assessments as triggering events occur which could indicate that the asset might be impaired. A considerable amount of management judgment and assumptions are required in performing the impairment assessments, principally in determining the fair value of each reporting unit. The important assumptions utilized in these assessments include the (i) discount rate; (ii) projected revenue, gross margin, operating income; and (iii) terminal value. While the Company believes its judgments and assumptions are reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required.

Income taxes As part of the process of preparing the Company’s Consolidated Financial Statements, management is required to estimate income taxes in each of the jurisdictions in which the Company operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s Consolidated Balance Sheet. These assets and liabilities are evaluated by using estimates of future taxable income streams and the impact of tax planning strategies. Reserves are also estimated for uncertain tax positions that are currently unresolved. The Company routinely monitors the potential impact of such situations and believes that it was properly reserved at July 31, 2015. As of July 31, 2015, the liability for unrecognized tax benefits, accrued interest, and penalties was $20.0 million.

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

To develop the assumption regarding the expected long-term rate of return on assets for its U.S. pension plans, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of 6.99 percent long-term rate of return on assets as of July 31, 2015, and was used to develop the Fiscal 2016 expense for the Company’s U.S. pension plans. The discount rate used by the Company to value the pension obligation for its U.S. plans remained constant at 4.33 percent. The Company also selected a long-term rate of return on assets for its non-U.S. plans of 5.47 percent and decreased the discount rate used for its non-U.S. plans from 3.64 percent to 3.14 percent. The expected long-term rate of return on assets assumption for the plans outside the U.S. reflects the investment allocation and expected total portfolio returns specific to each plan and country. The rates discussed above are weighted average rates as the Company has multiple plans both in the U.S. and internationally. A one percent change in the expected long-term rate of return on plan assets would have changed the Fiscal 2015 annual pension expense by approximately $4.5 million.

Reflecting the relatively long-term nature of the plans’ obligations, approximately 65 percent of the plans assets are invested in equity securities, 30 percent in fixed income, and 5 percent in real assets (investments into funds containing commodities and real estate). In Fiscal 2016, the Company plans to begin investing in liability-driven investment funds, which will change the asset allocations.

The Company’s objective in selecting a discount rate for its pension plans is to select the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date, taking into account the nature and duration of the benefit obligations of the plan. In making this best estimate, the Company looks at the rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the benefits. This process includes assessing the universe of bonds available on the measurement date with a quality rating of Aa or better. Similar appropriate benchmarks are used to determine the discount rate for the non-U.S. plans.

In Fiscal 2015, the Company’s global pension expense was $21.6 million and included a settlement charge of $3.9 million. The Company expects that global pension expenses to decrease approximately $4.2 million in Fiscal 2016 as compared to Fiscal 2015, which is driven primarily by the settlement charges of $3.9 million incurred during Fiscal 2015. While changes to the Company’s pension assumptions would not be expected to impact pension expense by a material amount, such changes could significantly impact the Company’s pension liability.

Effective August 1, 2013, the salaried plan in the U.S. was frozen to any Employees hired on or after August 1, 2013. These Employees are eligible for a 3.0 percent annual Company retirement contribution in addition to the Company’s 401(k) match. Effective August 1, 2016, Employees hired prior to August 1, 2013, will no longer continue to accrue Company contribution credits under the plan but will be eligible for a 3.0 percent annual Company retirement contribution in addition to the Company’s 401(k) match.

For new accounting standards not yet adopted refer to Note A Summary of Significant Accounting Policies.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. In addition, the Company wishes to advise readers that the factors listed in Item 1A of this Form 10-K, as well as other factors, could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed. These factors include, but are not limited to, world economic factors and the ongoing economic uncertainty, currency fluctuations, commodity prices, political factors, the Company’s international operations, the continued implementation of our global ERP information technology system and other new information technology systems, information security and data breaches, the reduced demand for hard disk drive products with the increased use of flash memory, highly competitive markets, governmental laws and regulations, including the impact of the various economic stimulus and financial reform measures, potential global events resulting in market instability including financial bailouts and defaults of sovereign nations, military and terrorist activities, including political conditions where we do business, health outbreaks, natural disasters, and other factors included in Item 1A of this Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk disclosure appears in Management’s Discussion and Analysis on page 21 under “Market Risk.”

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management conducted an evaluation of the effectiveness of internal control over financial reporting as of July 31, 2015 based on the framework in Internal Control – Integrated Framework – version 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of July 31, 2015 due to the material weakness described below. The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of July 31, 2015, as stated in its report which follows in Item 8 of this Form 10-K.

Management has defined the material weakness that existed at July 31, 2015 as follows:

The Company did not maintain effective controls over recognition of revenue in its European Gas Turbine Products business. Specifically, transactions were not recorded in the proper period because the design of the controls did not contemplate effective review of delivery terms associated with Gas Turbine Products business projects revenue and the fulfillment of certain contractual terms by the Company was not sufficiently verified by reference to independent third party documentation.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The financial statement errors that arose because of the identified material weakness resulted in the revision of previously reported interim financial statements for the quarters ended January 31, 2015 and April 30, 2015. Management concludes that the material weakness described above existed as of July 31, 2015 and could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected on a timely basis.

Remediation Plan

Management is engaged in the implementation of remedial actions to address the material weakness identified above. Specifically, management is in the process of implementing changes, including enhancement of existing controls, to ensure European Gas Turbine Products revenue is recognized in the appropriate period, and taking multiple disciplinary actions, including termination of certain employees. In addition, a training program will be implemented to provide clarity on the Company’s policies and procedures for proper revenue recognition. Improvements to the control activities associated with our European Gas Turbine Products business projects revenue will include:

•	Thorough review and approval by management of all delivery terms on gas turbine projects.
•	Expanded use of third party documents for support of the decision as to when recognition of revenue is appropriate.
•	The utilization of standard forms for determining and documenting the revenue recognition decision.

We are committed to maintaining a strong internal control environment and believe that these actions will be effective in remediating the material weakness described above. While we believe that enhancing existing controls remediate the identified material weakness, the material weakness in internal control will not be considered fully addressed until the new procedures have been in place for a sufficient period of time and tested to allow management to conclude that the controls are effective.

/s/ Tod E. Carpenter	/s/ James F. Shaw

Tod E. Carpenter	James F. Shaw
Chief Executive Officer	Chief Financial Officer
November 09, 2015	November 09, 2015

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Donaldson Company, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Donaldson Company, Inc. and its subsidiaries at July 31, 2015 and July 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of July 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to recognition of revenue in its European Gas Turbine Products business existed as of that date. Specifically, transactions were not recorded in the proper period because the design of the controls did not contemplate effective review of delivery terms associated with Gas Turbine Products business projects revenue and the fulfillment of certain contractual terms by the Company was not sufficiently verified by reference to independent third party documentation.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in the accompanying Management’s Report on Internal Control over Financial Reporting. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the July 31, 2015 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
November 09, 2015

Consolidated Statements of Earnings
Donaldson Company, Inc. and Subsidiaries

	Year ended July 31,
	2015	2014	2013
	(thousands of dollars, except share and per share amounts)
Net sales	$2,371,213	$2,473,466	$2,436,948
Cost of sales	1,562,629	1,595,640	1,589,821
Gross profit	808,584	877,826	847,127
Selling, general, and administrative	460,045	460,250	441,168
Research and development	60,229	61,837	62,630
Operating income	288,310	355,739	343,329
Other income, net	(15,450)	(15,164)	(15,762)
Interest expense	15,157	10,200	10,910
Earnings before income taxes	288,603	360,703	348,181
Income taxes	80,492	100,479	100,804
Net earnings	$208,111	$260,224	$247,377

Weighted average shares – basic	137,750,158	145,594,300	148,273,904
Weighted average shares – diluted	139,381,940	147,641,113	150,455,193
Net earnings per share – basic	$1.51	$1.79	$1.67
Net earnings per share – diluted	$1.49	$1.76	$1.64

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
Donaldson Company, Inc. and Subsidiaries

	At July 31,
	2015	2014	2013
	(thousands of dollars, except share amounts)
Net earnings	$208,111	$260,224	$247,377
Foreign currency translation gain (loss)	(119,094)	(2,122)	17,435
Gain (loss) on hedging derivatives, net of deferred taxes of $378, $(69), and $(196), respectively	(491)	71	120
Pension and postretirement liability adjustment, net of deferred taxes of $(154), $1,320, and $(25,656), respectively	3,405	(6,286)	46,860
Total comprehensive income	$91,931	$251,887	$311,792

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Balance Sheets
Donaldson Company, Inc. and Subsidiaries

	At July 31,
	2015	2014
	(thousands of dollars, except share amounts)
Assets
Current assets
Cash and cash equivalents	$189,898	$296,418
Short-term investments	27,470	127,201
Accounts receivable, less allowance of $6,747 and $6,763	460,027	474,157
Inventories, net	264,955	253,351
Deferred income taxes	28,177	27,886
Prepaids and other current assets	60,189	46,264
Total current assets	$1,030,716	$1,225,277
Property, plant, and equipment, net	470,611	451,665
Goodwill	223,732	166,406
Intangible assets, net	37,870	36,045
Other long-term assets	46,605	63,018
Total assets	$1,809,534	$1,942,411
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings	$187,320	$185,303
Current maturities of long-term debt	1,849	1,738
Trade accounts payable	179,174	216,603
Accrued employee compensation and related taxes	66,536	84,944
Accrued liabilities	42,853	40,845
Other current liabilities	82,915	80,147
Total current liabilities	560,647	609,580
Long-term debt	389,218	243,726
Deferred income taxes	12,493	22,386
Other long-term liabilities	68,525	64,236
Total liabilities	1,030,883	939,928
Commitments and contingencies (Note L and Note N)
Shareholders’ equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued in both 2015 and 2014	758,216	758,216
Retained earnings	815,166	702,435
Non-controlling interest	3,882	—
Stock compensation plans	17,852	19,601
Accumulated other comprehensive income (loss)	(161,990)	(45,810)
Treasury stock, 17,044,950 and 11,237,522 shares in 2015 and 2014, at cost	(654,475)	(431,959)
Total shareholders’ equity	778,651	1,002,483
Total liabilities and shareholders’ equity	$1,809,534	$1,942,411

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Donaldson Company, Inc. and Subsidiaries

	Year ended July 31,
	2015	2014	2013
	(thousands of dollars)
Operating Activities
Net earnings	$208,111	$260,224	$247,377
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	74,298	67,163	64,290
Equity in losses (earnings) of affiliates, net of distributions	(1,109)	(3,384)	1,637
Deferred income taxes	(5,611)	(7,762)	8,347
Tax benefit of equity plans	(6,780)	(8,781)	(11,191)
Stock compensation plan expense	10,694	11,640	9,148
Loss on sale of business	—	905	—
Other, net	25,083	10,041	(6,175)
Changes in operating assets and liabilities, net of acquired businesses
Accounts receivable	(20,641)	(44,851)	3,705
Inventories	(26,232)	(19,273)	20,142
Prepaids and other current assets	(27,795)	(7,769)	13,495
Trade accounts payable and other accrued expenses	(17,175)	59,686	(34,852)
Net cash provided by operating activities	212,843	317,839	315,923
Investing Activities
Purchases of property, plant, and equipment	(93,739)	(97,210)	(94,895)
Proceeds from sale of property, plant, and equipment	172	395	558
Purchases of short-term investments	(27,039)	(108,793)	(99,339)
Proceeds from sale of short-term investments	114,514	81,486	97,365
Acquisitions, net of cash acquired	(105,636)	—	—
Net cash used in investing activities	(111,728)	(124,122)	(96,311)
Financing Activities
Proceeds from long-term debt	150,000	125,000	—
Repayments of long-term debt	(4,161)	(81,898)	(1,353)
Change in short-term borrowings	2,751	175,344	(86,957)
Purchase of treasury stock	(256,267)	(279,395)	(102,572)
Dividends paid	(91,220)	(83,070)	(60,320)
Tax benefit of equity plans	6,780	8,781	11,191
Exercise of stock options	13,083	14,437	16,043
Net cash used in financing activities	(179,034)	(120,801)	(223,968)
Effect of exchange rate changes on cash	(28,601)	(636)	2,705
Increase (decrease) in cash and cash equivalents	(106,520)	72,280	(1,651)
Cash and cash equivalents, beginning of year	296,418	224,138	225,789
Cash and cash equivalents, end of year	$189,898	$296,418	$224,138
Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes	$85,568	$93,086	$84,898
Interest	14,735	11,050	13,531

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders’ Equity
Donaldson Company, Inc. and Subsidiaries

	Common Stock	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Stock Compensation Plans	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(thousands of dollars, except per share amounts)
Balance July 31, 2012	$758,216	—	$366,788	$—	$24,948	$(101,888)	$(138,050)	$910,014
Comprehensive income
Net earnings			247,377					247,377
Foreign currency translation						17,435		17,435
Pension liability adjustment, net of deferred taxes						46,860		46,860
Net gain on cash flow hedging derivatives						120		120
Comprehensive income								311,792
Treasury stock acquired							(102,572)	(102,572)
Stock options exercised		(10,836)	(21,256)				44,463	12,371
Deferred stock and other activity		(2,125)	(1,677)		(1,586)		4,496	(892)
Performance awards		(573)	(1,161)		(1,617)		2,055	(1,296)
Stock option expense			8,300					8,300
Tax reduction - employee plans		13,534						13,534
Two-for-one Stock split			—				—	—
Dividends ($0.45 per share)			(66,064)					(66,064)
Balance July 31, 2013	758,216	—	532,307	—	21,745	(37,473)	(189,608)	1,085,187
Comprehensive income
Net earnings			260,224					260,224
Foreign currency translation						(2,122)		(2,122)
Pension liability adjustment, net of deferred taxes						(6,286)		(6,286)
Net gain on cash flow hedging derivatives						71		71
Comprehensive income								251,887
Treasury stock acquired							(279,395)	(279,395)
Stock options exercised		(7,000)	(10,493)				30,538	13,045
Deferred stock and other activity		(3,144)	(1,772)		(431)		4,855	(492)
Performance awards		(409)	(505)		(1,713)		1,651	(976)
Stock option expense			9,933					9,933
Tax reduction - employee plans		10,553						10,553
Dividends ($0.61 per share)			(87,259)					(87,259)
Balance July 31, 2014	758,216	—	702,435	—	19,601	(45,810)	(431,959)	1,002,483
Comprehensive income
Net earnings			208,111					208,111
Foreign currency translation						(119,094)		(119,094)
Pension liability adjustment, net of deferred taxes						3,405		3,405
Net gain on cash flow hedging derivatives						(491)		(491)
Comprehensive income								91,931
Purchase of IFIL				3,882				3,882
Treasury stock acquired							(256,267)	(256,267)
Stock options exercised		(5,685)	(13,155)				30,210	11,370
Deferred stock and other activity		(1,917)	(678)		(1,077)		2,943	(729)
Performance awards		(121)	(159)		(672)		598	(354)
Stock option expense			9,534					9,534
Tax reduction - employee plans		7,723						7,723
Dividends ($0.67 per share)			(90,922)					(90,922)
Balance July 31, 2015	$758,216	$—	$815,166	$3,882	$17,852	$(161,990)	$(654,475)	$778,651

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Donaldson Company, Inc. and Subsidiaries

NOTE A Summary of Significant Accounting Policies

Description of Business Donaldson Company, Inc. (Donaldson or the Company), is a worldwide manufacturer of filtration systems and replacement parts. The Company’s core strengths are leading filtration technology, strong Customer relationships, and its global presence. Products are manufactured at 41 plants around the world and through three joint ventures. Products are sold to original equipment manufacturers (OEMs), distributors, dealers, and directly to end-users.

Principles of Consolidation The Consolidated Financial Statements include the accounts of Donaldson Company, Inc., all majority-owned subsidiaries, along with the majority stake in IFIL USA. All intercompany accounts and transactions have been eliminated. The Company’s three joint ventures that are not majority-owned are accounted for under the equity method.

Use of Estimates The preparation of Financial Statements in conformity with generally accepted accounting principles in the United States of America (U.S.) (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation For substantially all foreign operations, local currencies are considered the functional currency. Assets and liabilities of non-U.S. dollar functional currency entities are translated to U.S. dollars at year-end exchange rates and the resulting gains and losses arising from the translation of net assets located outside the U.S. are recorded as a cumulative translation adjustment, a component of Accumulated other comprehensive income (loss) (AOCI) in the Consolidated Balance Sheets. Elements of the Consolidated Statements of Earnings are translated at average exchange rates in effect during the year. Realized and unrealized foreign currency transaction gains and losses are included in Other income, net in the Consolidated Statements of Earnings. Foreign currency transaction gains of $2.1 million, $1.7 million, and $0.2 million are included in Other income, net in the Consolidated Statements of Earnings in Fiscal 2015, 2014, and 2013, respectively.

Cash Equivalents The Company considers all highly liquid temporary investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost that approximates market value.

Short-Term Investments As of July 31, 2015 and 2014, the Company’s short-term investments consisted exclusively of time deposits with durations longer than 3 months, but less than 1 year. These investments are carried at cost, which approximates their estimated fair value. Classification of the Company’s investments as current or non-current is dependent upon management’s intended holding period, the investment’s maturity date, and liquidity considerations based on market conditions. If management intends to hold the investments for longer than one year as of the balance sheet date, they are classified as non-current.

Accounts Receivable and Allowance for Doubtful Accounts Trade accounts receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of credit losses in its existing accounts receivable. The Company determines the allowance based on historical write-off experience in the industry, regional economic data, and evaluation of specific Customer accounts for risk of loss. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its Customers.

Inventories Inventories are stated at the lower of cost or market. U.S. inventories are valued using the last-in, first-out (LIFO) method, while the non-U.S. inventories are valued using the first-in, first-out (FIFO) method. Inventories valued at LIFO were approximately 34.2 percent of total inventories at July 31, 2015 and 2014. For inventories valued under the LIFO method, the FIFO cost exceeded the LIFO carrying values by $41.6 million and $37.9 million at July 31, 2015 and 2014, respectively. Results of operations for all periods presented were not materially affected by the liquidation of LIFO inventory. The components of inventory are as follows (thousands of dollars):

	At July 31,
	2015	2014
Raw materials	$113,335	$112,522
Work in process	22,602	17,256
Finished products	129,018	123,573
Total inventories	$264,955	$253,351

Property, Plant, and Equipment Property, plant, and equipment are stated at cost. Additions, improvements, or major renewals are capitalized, while expenditures that do not enhance or extend the asset’s useful life are charged to expense as incurred. Depreciation is computed under the straight-line method. Depreciation expense was $66.9 million in Fiscal 2015, $62.0 million in Fiscal 2014, and $58.8 million in Fiscal 2013. The estimated useful lives of property, plant, and equipment are 10 to 40 years for buildings, including building improvements, and three to ten years for machinery and equipment. The components of property, plant, and equipment are as follows (thousands of dollars):

	At July 31,
	2015	2014
Land	$20,029	$20,558
Buildings	272,616	273,599
Machinery and equipment	783,136	753,637
Construction in progress	52,350	51,394
Less accumulated depreciation	(657,520)	(647,523)
Total property, plant, and equipment, net	$470,611	$451,665

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

Recoverability of Long-Lived Assets The Company reviews its long-lived assets, including identifiable intangibles, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the carrying value is reduced. The Company recorded an impairment charge of $2.9 million in Fiscal 2015 for a partially completed facility in Xuzhou, China and there were no significant impairment charges recorded in Fiscal 2014, or Fiscal 2013.

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

Earnings Per Share The Company’s basic net earnings per share are computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common equivalent shares relating to stock options and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods. There were 977,824 options, 884,138 options, and 22,619 options excluded from the diluted net earnings per share calculation for the fiscal year ended July 31, 2015, 2014, and 2013, respectively.

The following table presents information necessary to calculate basic and diluted earnings per share:

	2015	2014	2013
	(thousands, except per share amounts)
Weighted average shares – basic	137,750	145,594	148,274
Diluted share equivalents	1,632	2,047	2,181
Weighted average shares – diluted	139,382	147,641	150,455
Net earnings for basic and diluted earnings per share computation	$208,111	$260,224	$247,377
Net earnings per share – basic	$1.51	$1.79	$1.67
Net earnings per share – diluted	$1.49	$1.76	$1.64

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

Revenue Recognition Revenue is recognized when both product ownership and the risk of loss have transferred to the Customer, the Company has no remaining obligations, the selling price is fixed and determinable, and collectability is reasonably assured. Although the majority of the Company’s sales agreements contain standard terms and conditions, there are also agreements that contain multiple elements or non-standard terms and conditions. For the Company’s Gas Turbine Systems (GTS) sales, which typically consists of multiple shipments of components that will comprise the entire GTS project, it must carefully monitor the transfer of title related to each portion of a system sale and may defer recognition of revenue until all terms specified in the contract are met. The Company records estimated discounts and rebates as a reduction of sales in the same period revenue is recognized. Shipping and handling costs for Fiscal 2015, 2014, and 2013 totaled $63.2 million, $64.2 million, and $66.2 million, respectively, and are classified as a component of selling, general, and administrative expenses.

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

Derivative Instruments and Hedging Activities The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges are adjusted to fair value through income. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in shareholders’ equity through other comprehensive income until the hedged item is recognized. Gains or losses related to the ineffective portion of any hedge are recognized through earnings in the current period.

New Accounting Standards Recently Adopted In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (“ASU 2013-04”), which amended guidance related to obligations resulting from joint and several liability arrangements for which the total amount of the obligations is fixed at the reporting date. The guidance was effective for the Company beginning the first quarter of Fiscal 2015. The adoption of ASU 2013-04 did not have a material impact on the Company’s consolidated financial statements. For additional information, refer to Note L.

New Accounting Standards Not Yet Adopted In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with Customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to Customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with Customers. Additionally, qualitative and quantitative disclosures are required about Customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting guidance is effective for the Company beginning in the first quarter of Fiscal 2019 using one of two prescribed retrospective methods. Early adoption is permitted. The Company is evaluating the impact that ASU 2014-09 will have on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period (ASU 2014-12), which amended guidance related to share-based payments where terms of the award provide that a performance target could be achieved after the requisite service period. This guidance is effective for the Company beginning the first quarter of Fiscal 2018. The Company is evaluating the impact that ASU 2014-12 will have on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which amended guidance requiring the issuance of debt costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the amount of the debt liability, consistent with debt discounts and premiums. This accounting guidance is effective for the Company beginning in the first quarter of Fiscal 2017, with early adoption permitted. The Company is evaluating the impact that ASU 2015-03 will have on the Company’s consolidated financial statements.

In May 2015, FASB issued ASU 2015-07, Fair Value Measurement (Topic 850): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (ASU 2015-07), which amended guidance requiring a Company to categorize investments for which fair values are measured using the net asset value (NAV) per share practical expedient. ASU 2015-07 also limits the disclosures to investments for which the entity has elected to measure the fair value using the practical expedient. This accounting guidance is effective for the Company beginning in the first quarter of Fiscal 2017, with early adoption permitted. The Company is evaluating the impact that ASU 2015-07 will have on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (ASU 2015-11), which amended the guidance requiring Company’s not using the last-in, first-out (LIFO) method to measure inventory at the lower of cost and net realizable rather than the lower of cost or market. This accounting guidance is effective for the Company beginning in the first quarter of Fiscal 2017, with early adoption permitted. The Company is evaluating the impact that ASU 2015-11 will have on the Company’s consolidated financial statements.

NOTE B Goodwill and Other Intangible Assets

The Company has allocated goodwill to its Engine Products and Industrial Products segments. During Fiscal 2015 the Company acquired Northern Technical L.L.C. (Northern Technical) as of September 30, 2014, and IFIL USA L.L.C. (IFIL), as of June 30, 2015. There were no acquisitions during Fiscal 2014. There was no disposition activity during Fiscal 2015 or 2014. The Company completed its annual impairment assessments in the third quarters of Fiscal 2015 and 2014. The results of this assessment showed that the estimated fair values of the reporting units to which goodwill is assigned continued to exceed the corresponding carrying values of the respective reporting units, resulting in no goodwill impairment.

Following is a reconciliation of goodwill for the years ended July 31, 2015 and 2014:

	Engine Products	Industrial Products	Total Goodwill
	(thousands of dollars)
Balance as of July 31, 2013	$72,321	$93,247	$165,568
Foreign exchange translation	52	786	838
Balance as of July 31, 2014	$72,373	$94,033	$166,406
Goodwill acquired		66,814	66,814
Foreign exchange translation	(1,401)	(8,087)	(9,488)
Balance as of July 31, 2015	$70,972	$152,760	$223,732

Intangible assets are comprised of patents, trademarks, and Customer relationships and lists. Following is a reconciliation of intangible assets for the years ended July 31, 2015 and 2014:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
	(thousands of dollars)
Balance as of July 31, 2013	$81,882	$(40,575)	$41,307
Amortization expense	—	(5,154)	(5,154)
Retirements	(775)	600	(175)
Foreign exchange translation	176	(109)	67
Balance as of July 31, 2014	$81,283	$(45,238)	$36,045
Intangible acquired - Northern Technical	6,200	—	6,200
Intangible acquired – IFIL	3,800	—	3,800
Amortization expense	—	(6,778)	(6,778)
Foreign exchange translation	(4,193)	2,796	(1,397)
Balance as of July 31, 2015	$87,090	$(49,220)	$37,870

Net intangible assets consist of patents, trademarks, and trade names of $8.8 million and $11.5 million as of July 31, 2015 and 2014, respectively, and Customer related intangibles of $29.1 million and $24.5 million as of July 31, 2015 and 2014, respectively. As of July 31, 2015, patents, trademarks, and trade names had a weighted average remaining life of 7.0 years and Customer related intangibles had a weighted average remaining life of 9.9 years. Expected amortization expense relating to existing intangible assets is as follows (in thousands):

Fiscal Year
2016	$5,711
2017	$5,573
2018	$4,360
2019	$3,809
2020	$3,721
Thereafter	$12,813

NOTE C Credit Facilities

On October 28, 2014, the Company entered into a First Amendment (Amendment) to its five-year, multi-currency revolving credit facility with a group of banks under which the Company may borrow up to $250.0 million. The Amendment increased the borrowings availability up to $400.0 million. The agreement provides that loans may be made under a selection of currencies and rate formulas including Base Rate Loans or LIBOR Rate Loans. The interest rate on each advance is based on certain market interest rates and leverage ratios. Facility fees and other fees on the entire loan commitment are payable over the duration of this facility. There was $160.00 million outstanding at July 31, 2015, and $180.0 million outstanding at July 31, 2014. At July 31, 2015 and 2014, $232.2 million and $62.2 million, respectively, were available for further borrowing under such facilities. The amount available for further borrowing reflects a reduction for issued standby letters of credit, as discussed in Note L. The Company’s multi-currency revolving facility contains financial covenants specifically related to maintaining a certain interest coverage ratio and a certain leverage ratio as well as other covenants that, under certain circumstances, can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, create liens, and sell assets. As of July 31, 2015, the Company was in compliance with all such covenants. Due to an investigation into revenue recognition in the Company’s Gas Turbine Systems business, the Company was unable to provide audited financial statements to the group of banks who are lenders in the credit facility in the 90 day time period required. On October 28, 2015, the Company obtained waivers for the covenant to provide audited statements within 90 days of year-end so long as they are provided by December 28, 2015. Upon providing the audited financial statements to the group of banks prior to December 28, 2015, the Company expects to remain in compliance with the above mentioned covenants.

The Company has two uncommitted credit facilities in the U.S., which provide unsecured borrowings for general corporate purposes. At July 31, 2015 and 2014, there was $49.7 million and $45.7 million available for use, respectively, under these two facilities. There was $15.3 million outstanding at July 31, 2015, and $4.3 million outstanding at July 31, 2014. The weighted average interest rate on the short-term borrowings outstanding at July 31, 2015, was 1.00 percent.

The Company has a €100.0 million, or $109.9 million, program for issuing treasury notes for raising short-, medium-, and long-term financing for its European operations. There were no amounts outstanding on this program at July 31, 2015 or 2014. Additionally, the Company’s European operations have lines of credit with an available limit of €34.0 million or $37.4 million. There was €9.5 million or $10.4 million outstanding at July 31, 2015, and there was no amount outstanding on these lines of July 31, 2014. The weighted average interest rate on the short-term borrowings outstanding at July 31, 2015, was 0.83 percent.

Other international subsidiaries may borrow under various credit facilities. There was $1.6 million outstanding under these credit facilities as of July 31, 2015, and $1.0 million as of July 31, 2014. At July 31, 2015 and 2014, there was $47.2 million and $57.5 million available for use, respectively, under these facilities. The weighted average interest rate on these short-term borrowings outstanding at July 31, 2015 and July 31, 2014, was 0.41 percent and 0.75 percent, respectively.

NOTE D Long-Term Debt

Long-term debt consists of the following:

	2015	2014
	(thousands of dollars)
5.48% Unsecured senior notes, interest payable semi-annually,
principal payment of $50.0 million due June 1, 2017	50,000	50,000
5.48% Unsecured senior notes, interest payable semi-annually,
principal payment of $25.0 million due September 28, 2017	25,000	25,000
5.48% Unsecured senior notes, interest payable semi-annually,
principal payment of $25.0 million due November 30, 2017	25,000	25,000
3.72% Unsecured senior notes, interest payable semi-annually,
principal payment of $125.0 million due March 27, 2024	125,000	125,000
2.93% Unsecured senior notes, interest payable semi-annually,
principal payment of $25.0 million due April 16, 2025	25,000	-
3.18% Unsecured senior notes, interest payable semi-annually,
principal payment of $125.0 million due June 17, 2030	125,000	-
Variable Rate Guaranteed senior note, interest payable quarterly, principal payment of ¥1.65 billion due May 19, 2019 and an
interest rate of 0.52% as of July 31, 2015	13,313	16,051
Capitalized lease obligations and other, with various maturity
dates and interest rates	1,928	3,177
Terminated interest rate swap contracts	826	1,236
Total	391,067	245,464
Less current maturities	1,849	1,738
Total long-term debt	$389,218	$243,726

Annual maturities of long-term debt are $1.8 million in Fiscal 2016, $50.8 million in Fiscal 2017, $50.1 million in Fiscal 2018, $13.3 million in Fiscal 2019, no maturities in Fiscal 2020, and $275.0 million thereafter. Certain note agreements contain debt covenants related to working capital levels and limitations on indebtedness. As of July 31, 2015, the Company was in compliance with all such covenants.

On April 16, 2015, the Company entered into a First Supplement to Note Purchase Agreement (First Supplement), dated April 16, 2015, with a group of institutional investors, which supplements a Note Purchase Agreement, dated March 27, 2014. Pursuant to the First Supplement, the Company issued $25.0 million of senior unsecured notes due April 16, 2025, and $125.0 million of senior unsecured notes due June 17, 2030. The debt was issued at face value and bears interest payable semi-annually at an annual rate of interest of 2.93 percent and 3.18 percent respectively. The proceeds from the notes primarily were used to refinance existing debt, and were also used for general corporate purposes. The notes contain debt covenants specifically related to maintaining a certain leverage ratio as well as other covenants that, under certain circumstances, can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, create liens, and sell assets. As of July 31, 2015, the Company was in compliance with all such covenants. The Company expects to remain in compliance with these covenants.

On March 27, 2014, the Company issued $125.0 million of senior unsecured notes due March 27, 2024. The debt was issued at face value and bears interest payable semi-annually at an annual rate of interest of 3.72 percent. The proceeds from the notes were used to refinance existing debt and for general corporate purposes. The notes contain debt covenants specifically related to maintaining a certain leverage ratio as well as other covenants that, under certain circumstances, can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, create liens, and sell assets. As of July 31, 2015, the Company was in compliance with all such covenants.

On May 19, 2014, the Company refinanced its 1.65 billion yen guaranteed note that matured on May 18, 2014. The debt that was issued at face value, or approximately $13.3 million as of July 31, 2015, is due May 19, 2019, and bears interest payable quarterly at a variable interest rate. The interest rate was 0.52 percent as of July 31, 2015.

NOTE E Fair Value

Fair Value of Financial Instruments The Company used the following definitions to classify pension assets into either Level 1, Level 2, or Level 3:

Level 1 – Quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 – Inputs other than quoted prices available in Level 1 that are observable either directly or indirectly.

Level 3 – Unobservable inputs for the asset or liability.

At July 31, 2015 and 2014, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, long-term debt, and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximated carrying values because of the short-term nature of these instruments and are classified as Level 1 in the fair value hierarchy. As of July 31, 2015, the estimated fair value of long-term debt with fixed interest rates was $383.3 million compared to its carrying value of $375 million. The fair value is estimated by discounting the projected cash flows using the rate that similar amounts of debt could currently be borrowed, which is classified as Level 2 in the fair value hierarchy.

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

The following summarizes the Company’s fair value of outstanding derivatives at July 31, 2015 and 2014, on the Consolidated Balance Sheets:

	Significant Other Observable Inputs
	(Level 2)*
	At July 31,
	2015	2014
	(thousands of dollars)
Asset derivatives recorded under the caption
Prepaids and other current assets
Foreign exchange contracts	$3,608	$931
Liability derivatives recorded under the caption
Other current liabilities
Foreign exchange contracts	(2,247)	(1,242)
Forward exchange contracts - net liability position	$1,361	$(311)

__________________

*	Inputs to the valuation methodology of level 2 assets include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

The Company holds equity method investments which are classified in other long-term assets in the consolidated balance sheets. The aggregate carrying amount of these investments was $18.3 million and $21.4 million as of July 31, 2015 and 2014, respectively. These equity method investments are measured at fair value on a nonrecurring basis. The fair value of the Company’s equity method investments has not been estimated as there have been no identified events or changes in circumstance that would have had an adverse impact on the value of these investments. In the event that these investments were required to be measured, these investments would fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value, as the investments are in privately-held entities or divisions of public companies without quoted market prices.

Goodwill is assessed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company’s goodwill and intangible assets are not recorded at fair value as there have been no events or circumstances that would have an adverse impact on the value of these assets. In the event that an impairment was recognized, the fair value would be classified within Level 3 of the fair value hierarchy. Definite lived intangible assets are subject to impairment assessments as triggering events occur which could indicate that the asset might be impaired. Refer to Note B for further discussion of the annual goodwill impairment analysis and carrying values of goodwill and other intangible assets.

The Company assesses the impairment of property, plant, and equipment whenever events or changes in circumstances indicate that the carrying amount of property, plant, and equipment assets may not be recoverable. There were no significant impairment charges recorded in Fiscal 2015, Fiscal 2014, or Fiscal 2013.

NOTE F Employee Benefit Plans

Plans The Company and certain of its international subsidiaries have defined benefit pension plans for many of their hourly and salaried employees. There are two types of U.S. plans. The first type of U.S. plan (Hourly Pension Plan) is a traditional defined benefit pension plan for union production employees. The second is a plan (Salaried Pension Plan) for some salaried and non-union production employees that provides defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit comprised of a percentage of current salary that varies with years of service, interest credits and transition credits. The non-U.S. plans generally provide pension benefits based on years of service and compensation level.

On July 31, 2013, the Company adopted a sunset freeze on its U.S. Salaried Pension Plan. Effective August 1, 2013, there are no longer any new entrants into the plan. Then effective, August 1, 2016, Employees hired prior to August 1, 2013, will no longer continue to accrue Company contribution credits under the plan.

Net periodic pension costs for the Company’s pension plans include the following components:

	2015	2014	2013
	(thousands of dollars)
Service cost	$20,412	$18,821	$19,439
Interest cost	19,108	19,499	16,953
Expected return on assets	(29,529)	(30,794)	(28,111)
Prior service cost and transition amortization	570	590	591
Actuarial loss amortization	7,086	7,403	10,362
Settlement loss	3,906	—	—
Net periodic benefit cost	$21,553	$15,519	$19,234

The obligations and funded status of the Company’s pension plans as of 2015 and 2014, is as follows:

	2015	2014
	(thousands of dollars)
Change in benefit obligation:
Benefit obligation, beginning of year	$498,653	$444,943
Service cost	20,412	18,821
Interest cost	19,108	19,499
Plan amendments	(26)	—
Participant contributions	1,156	1,308
Actuarial loss/(gain)	13,148	29,638
Currency exchange rates	(18,215)	8,873
Divestiture	—	(3,200)
Settlement	(9,185)	—
Benefits paid	(26,378)	(21,229)
Benefit obligation, end of year	$498,673	$498,653

Change in plan assets:
Fair value of plan assets, beginning of year	$489,870	$452,724
Actual return on plan assets	34,959	45,978
Company contributions	5,511	4,263
Participant contributions	1,156	1,308
Currency exchange rates	(17,454)	9,912
Divestiture	—	(3,086)
Settlement	(9,185)	—
Benefits paid	(26,378)	(21,229)
Fair value of plan assets, end of year	$478,479	$489,870

Funded status:
Underfunded status at July 31, 2015 and 2014	$(20,194)	$(8,783)

Amounts recognized on the consolidated balance sheets consist of:
Other long-term assets	10,317	17,800
Other current liabilities	(2,901)	(832)
Other long-term liabilities	(27,610)	(25,751)
Recognized asset / (liability)	$(20,194)	$(8,783)

The net underfunded status of $20.2 million at July 31, 2015, is recognized in the accompanying Consolidated Balance Sheet. AOCI at July 31, 2015, and 2014 was $135.4 million and $143.4 million, respectively, and consisted primarily of unrecognized actuarial losses. The loss expected to be recognized in net periodic pension expense during Fiscal 2016 is $8.6 million. The accumulated benefit obligation for all defined benefit pension plans was $484.2 million and $476.1 million at July 31, 2015 and 2014, respectively.

The projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $290.0 million and $259.5 million, respectively, as of July 31, 2015, and $289.3 million and $262.7 million, respectively, as of July 31, 2014.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $242.3 million, $241.9 million, and $216.0 million, respectively, as of July 31, 2015, and $234.8 million, $233.8 million, and $215.9 million, respectively, as of July 31, 2014.

For the fiscal years ended July 31, 2015 and 2014, the two U.S. pension plans represented approximately 67 percent and 69 percent, respectively, of the Company’s total plan assets, approximately 69 percent, for both fiscal years, of the Company’s total projected benefit obligation, and approximately 81 percent and 80 percent, respectively, of the Company’s total pension expense.

The weighted-average discount rate and rates of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation are as follows:

Weighted average actuarial assumptions	2015	2014
All U.S. plans:
Discount rate	4.33%	4.33%
Rate of compensation increase	2.56%	2.61%
Non - U.S. plans:
Discount rate	3.14%	3.64%
Rate of compensation increase	2.68%	2.79%

The weighted-average discount rates, expected returns on plan assets and rates of increase in future compensation levels used to determine the net periodic benefit cost are as follows:

Weighted average actuarial assumptions	2015	2014	2013
All U.S. plans:
Discount rate	4.33%	4.58%	3.59%
Expected return on plan assets	7.14%	7.50%	7.50%
Rate of compensation increase	2.61%	2.61%	2.61%
Non - U.S. plans:
Discount rate	3.64%	4.04%	4.13%
Expected return on plan assets	5.41%	5.48%	5.20%
Rate of compensation increase	2.79%	2.92%	2.86%

Expected Long-Term Rate of Return To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. In Fiscal 2014 the Company adopted a plan to adjust the target asset allocation for all U.S. plans and to employ differing allocation strategies for each plan. These investment changes, which were implemented in the second quarter of Fiscal 2015, will help the Company to manage or reduce the risk to income statement volatility while continuing to ensure an appropriate funded status in each plan. Based on portfolio performance, as of the measurement date of July 31, 2015, the Company reduced its long-term rate of return for the U.S. pension plans to an asset-based weighted average of 6.99 percent. The expected long-term rate of return on assets shown in the pension benefit disclosure for non-U.S. plans is an asset-based weighted average of all non-U.S. plans.

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

Level 2 – Inputs other than quoted prices available in Level 1 that are observable either directly or indirectly.

Level 3 – Unobservable inputs for the asset or liability.

The fair values of the assets held by the U.S. pension plans by asset category are as follows (in millions):

Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2015
Cash	$1.9	$—	$—	$1.9
Global Equity Securities	76.6	84.6	19.5	180.7
Fixed Income Securities	0.9	64.1	54.7	119.7
Real Assets	6.0	—	13.0	19.0
Total U.S. Assets at July 31, 2015	$85.4	$148.7	$87.2	$321.3

2014
Cash	$14.2	$—	$—	$14.2
Global Equity Securities	107.3	87.3	21.1	215.7
Fixed Income Securities	27.0	—	58.7	85.7
Real Assets	7.1	—	13.5	20.6
Total U.S. Assets at July 31, 2014	$155.6	$87.3	$93.3	$336.2

2013
Cash	$18.5	$—	$—	$18.5
Global Equity Securities	82.5	50.2	19.4	152.1
Fixed Income Securities	42.9	20.8	60.8	124.5
Real Assets	—	—	22.1	22.1
Total U.S. Assets at July 31, 2013	$143.9	$71.0	$102.3	$317.2

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

The target allocation for Global Equity investments was 65 percent and 35 percent in the Salaried and Hourly Pension Plans, respectively. The underlying global equity investment managers within the Plan will invest primarily in equity securities spanning across market capitalization, geography, style (e.g. value, growth, etc.), and other diversifying characteristics. Managers may invest in common stocks or American Depository Receipts (ADRs), mutual funds, bank or trust company pooled funds, international stocks, stock options for hedging purposes, stock index futures, financial futures for purposes of replicating a major market index, and private equity partnerships. The Long/Short Equity managers within Global Equity may take long or short positions in equity securities and have the ability to shift exposure from net long to net short. Long/Short Equity managers made up about 15 percent of the global equity portfolio at year-end, and are considered less liquid, as the funds can be partially liquidated on a quarterly basis. Long-only managers are considered liquid. The long-only investment managers are typically valued daily, while long/short equity is valued on a monthly basis. Private equity is considered illiquid and performance is typically valued on a quarterly basis. The underlying assets, however, may be valued less frequently, such as annually, or if and when a potential buyer is identified and has submitted a bid to similar types of investments.

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

The target allocation for Fixed Income was 30 percent and 60 percent in the Salaried and Hourly Pension Plans respectively. The Fixed Income class may invest in Debt securities issued or guaranteed by the U.S., its agencies or instrumentalities (including U.S. Government Agency mortgage backed securities), or other investment grade rated debt issued by foreign governments; corporate bonds, debentures and other forms of corporate debt obligations, including equipment trust certificates; Indexed notes, floaters and other variable rate obligations; bank collective funds; mutual funds; insurance company pooled funds and guaranteed investments; futures and options for the purpose of yield curve management; and private debt investments. Fixed Income risk is driven by various factors including, but not limited to, interest rate levels and changes, credit risk, and duration. The current fixed income investment is considered liquid, with daily pricing and liquidity. The Fixed Income class is also invested in a variety of alternative investments. Alternatives cover an enormous variety of traditional and non-traditional investments and investment strategies, spanning various levels of risk and return. These investments can be made in a broad array of non-traditional investment strategies (including, but not limited to, commodities and futures, distressed securities, short/long--or both--fixed income, international opportunities, and relative value) with multiple hedge fund managers. This class is considered less liquid to illiquid. The liquidity ranges from quarterly to semi-annually and illiquid. Alternative investments are typically valued on a quarterly basis.

Real assets consist of commodity funds, Real Estate Investment Trusts (REITS), and interests in partnerships that invest in private real estate, commodities, and timber investments. Private investments are valued using the most recent partnership statement of fair value, updated for any subsequent partnership interests’ cash flows. Commodity funds and REITS are valued at the closing price reported in the active market in which it is traded.

The target allocation for Real Assets was 5 percent in both the Salaried and Hourly Pension Plans. The Fund invests in real assets to provide a hedge against unexpected inflation, to capture unique sources of returns, and to provide diversification benefits. The Fund pursues a real asset strategy through a fund of funds, private investments, and/or a direct investment program that may invest long, short, or both, in assets including, but not limited to, domestic and international properties, buildings and developments, timber, and/or commodities. Real assets range from less liquid to illiquid, with about two-thirds of the real asset allocation having monthly liquidity and one-third illiquid. Real asset manager performance is typically reported quarterly, though underlying assets may be valued less frequently.

The following table sets forth a summary of changes in the fair values of the U.S. pension plans’ Level 3 assets for the years ended July 31, 2015, 2014, and 2013 (in millions):

	Global Equity	Fixed Income	Real Assets	Total
Beginning balance at August 1, 2012	$19.4	$55.0	$31.4	$105.8
Unrealized gains	(0.8)	6.4	1.1	6.7
Realized gains	1.7	0.7	—	2.4
Purchases	2.1	—	1.0	3.1
Sales	(3.0)	(1.3)	(11.4)	(15.7)
Ending balance at July 31, 2013	$19.4	$60.8	$22.1	$102.3
Unrealized gains	1.7	(2.0)	—	(0.3)
Realized gains	2.4	8.9	0.8	12.1
Purchases	2.0	20.0	2.7	24.7
Sales	(4.4)	(29.0)	(12.1)	(45.5)
Ending balance at July 31, 2014	$21.1	$58.7	$13.5	$93.3
Unrealized gains	(0.3)	(3.7)	0.7	(3.3)
Realized gains	2.8	5.1	0.6	8.5
Purchases	1.8	—	0.8	2.6
Sales	(5.9)	(5.4)	(2.6)	(13.9)
Ending balance at July 31, 2015	$19.5	$54.7	$13.0	$87.2

The following table sets forth a summary of the U.S. pension plans’ assets valued at NAV for the year ended July 31, 2015 (in millions):

	Fair Value	Unfunded Commitments	Redemption Frequency (If Currently Eligible)	Redemption Notice Period
Global Equity	$181.3	$3.4	Daily, Monthly, Quarterly, Annually	10 - 100 days
Fixed Income	55.6	—	Daily, Quarterly, Semi-Annually	60 - 120 days
Real Assets	19.0	2.3	Daily, Quarterly	95 days
Total	$255.9	$5.7

Fair values of the assets held by the non-U.S. pension plans by asset category are as follows (in millions):

Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2015
Cash	$—	$—	$—	$—
Global Equity Securities	71.7	—	—	71.7
Fixed Income Securities	4.2	35.9	—	40.1
Equity/Fixed Income	17.2	—	28.2	45.4
Total Non-U.S. Assets at July 31, 2015	$93.1	$35.9	$28.2	$157.2

2014
Cash	$5.7	$—	$—	$5.7
Global Equity Securities	71.3	—	—	71.3
Fixed Income Securities	4.8	23.3	—	28.1
Equity/Fixed Income	18.0	—	30.5	48.5
Total Non-U.S. Assets at July 31, 2014	$99.8	$23.3	$30.5	$153.6

2013
Global Equity Securities	$0.6	$—	$—	$0.6
Fixed Income Securities	63.8	—	—	63.8
Equity/Fixed Income	6.9	21.0	—	27.9
Real Assets	16.9	—	26.3	43.2
Total Non-U.S. Assets at July 31, 2013	$88.2	$21.0	$26.3	$135.5

Global equity consists of publicly traded diversified growth funds invested across a broad range of traditional and alternative asset classes which may include, but are not limited to: equities, investment grade and high yield bonds, property, private equity, infrastructure, commodities and currencies. They may invest directly or hold up to 100 percent of the fund in other collective investment vehicles and may use exchange traded and over the counter financial derivatives, such as currency forwards or futures, for both investment as well as hedging purposes.

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

The following table sets forth a summary of changes in the fair values of the non-U.S. pension plans’ Level 3 assets for the years ended July 31, 2015, 2014, and 2013 (in millions):

Equity/Fixed Income
Beginning balance at August 1, 2012	$21.8
Unrealized gains	1.1
Foreign currency exchange	1.7
Purchases	2.6
Sales	(0.9)
Ending balance at July 31, 2013	$26.3
Unrealized gains	4.3
Realized gains	0.1
Foreign currency exchange	0.1
Purchases	3.1
Sales	(3.4)
Ending balance at July 31, 2014	$30.5
Unrealized gains	1.3
Realized gains	—
Foreign currency exchange	(5.5)
Purchases	2.7
Sales	(0.8)
Ending balance at July 31, 2015	$28.2

The following table sets forth a summary of the non-U.S. pension plans’ assets valued at NAV for the year ended July 31, 2015 (in millions):

	Fair Value	Unfunded Commitments	Redemption Frequency (If Currently Eligible)	Redemption Notice Period
Fixed Income	$35.9	$—	Weekly	7 days
Equity/Fixed Income	28.2	—	Yearly	90 days
Total	$64.1	$—

Investment Policies and Strategies. For the Company’s U.S. Pension Plans, the Company uses a total return investment approach to achieve a long-term return on plan assets, with what the Company believes to be a prudent level of risk for the purpose of meeting its retirement income commitments to Employees. The plans’ investments are diversified to assist in managing risk. In Fiscal 2015, the Company’s asset allocation guidelines targeted an allocation of 65 percent global equity securities, 30 percent fixed income, and 5 percent real assets (investments into funds containing commodities and real estate) for the Salaried Pension Plan and 35 percent global equity securities, 60 percent fixed income, and 5 percent real assets (investments into funds containing commodities and real estate) for the Hourly Pension Plan. These target allocation guidelines are determined in consultation with the Company’s investment consultant, and through the use of modeling the risk/return trade-offs among asset classes utilizing assumptions about expected annual return, expected volatility/standard deviation of returns, and expected correlations with other asset classes.

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

Estimated Contributions and Future Payments The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. The Company made contributions of $1.6 million to its U.S. pension plans in Fiscal 2015. The minimum funding requirement for the Company’s U.S. plans is $10.8 million in Fiscal 2016. Per the Pension Protection Act of 2006, this obligation could be met with existing credit balances that resulted from payments above the minimum obligation in prior years. As such, the Company does not anticipate making a contribution in Fiscal 2016 to its U.S. pension plans. The Company made contributions of $3.9 million to its non-U.S. pension plans in Fiscal 2015 and estimates that it will contribute approximately $4.0 million in Fiscal 2016 based upon the local government prescribed funding requirements. Future estimates of the Company’s pension plan contributions may change significantly depending on the actual rate of return on plan assets, discount rates, and regulatory requirements.

Estimated future benefit payments for the Company’s U.S. and non-U.S. plans are as follows (thousands of dollars):

Fiscal Year
2016	$25,445
2017	$25,721
2018	$25,203
2019	$26,540
2020	$27,332
2021-2025	$142,263

Postemployment and Postretirement Benefit Plans The Company provides certain postemployment and postretirement health care benefits for certain U.S. Employees for a limited time after termination of employment. The Company has recorded a liability for its postretirement benefit plan in the amount of $1.0 million and $1.3 million for years ended July 31, 2015 and 2014. The annual cost resulting from these benefits is not material. For measurement purposes, an estimated single weighted-average rate of 7.80 percent of increase in the per capita cost of covered health care benefits was assumed for Fiscal 2015. The Company has assumed that the long-term rate of increase will decrease gradually to an ultimate annual rate of 4.50 percent. A one-percentage point increase in the health care cost trend rate would increase the Fiscal 2015 and 2014 liability by $0.1 million.

Retirement Savings and Employee Stock Ownership Plan The Company provides a contributory employee savings plan to U.S. Employees that permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. Employee contributions of up to 25 percent of compensation are matched at a rate equaling 100 percent of the first 3 percent contributed and 50 percent of the next 2 percent contributed. Total contribution expense for these plans was $8.6 million, $8.1 million, and $7.3 million for the years ended July 31, 2015, 2014, and 2013, respectively. This plan also includes shares from an Employee Stock Ownership Plan (ESOP). As of July 31, 2015, all shares of the ESOP have been allocated to participants. Total ESOP shares are considered to be shares outstanding for diluted earnings per share calculations. In July 2013 the Company announced that Employees hired on or after August 1, 2013, will also be eligible for a 3 percent annual Company retirement contribution in addition to the Company’s 401(k) match. Effective August 1, 2016, Employees hired prior to August 1, 2013, will be eligible for the 3 percent annual Company retirement contribution.

Deferred Compensation and Other Benefit Plans The Company provides various deferred compensation and other benefit plans to certain executives. The deferred compensation plan allows these Employees to defer the receipt of all of their bonus and other stock related compensation and up to 75 percent of their salary to future periods. Other benefit plans are provided to supplement the benefits for a select group of highly compensated individuals which are reduced because of compensation limitations set by the Internal Revenue Code. The Company has recorded a liability of $9.1 million for the years ended July 31, 2015, and July 31, 2014, respectively, related primarily to its deferred compensation plans.

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

Treasury Stock The Board of Directors authorized the repurchase, at the Company’s discretion, of up to 14.0 million shares of common stock under the Company’s stock repurchase plan dated May 29, 2015, replacing the Company’s previous stock repurchase plan dated September 27, 2013. As of July 31, 2015, the Company had remaining authorization to repurchase 13.0 million shares under this plan. Following is a summary of treasury stock share activity for Fiscal 2015 and 2014:

	2015	2014
Beginning balance	11,237,522	5,490,725
Stock repurchases	6,675,147	6,795,545
Net issuance upon exercise of stock options	(773,385)	(863,249)
Issuance under compensation plans	(85,611)	(175,160)
Other activity	(8,723)	(10,339)
Ending balance	17,044,950	11,237,522

NOTE H Accumulated Other Comprehensive Loss

In the first quarter of Fiscal 2014, the Company prospectively adopted guidance issued by the FASB that requires additional disclosure related to the impact of reclassification adjustments out of accumulated other comprehensive income or loss on net income. Changes in accumulated other comprehensive loss by component are as follows:

(Thousands of dollars)	Foreign currency translation adjustment (a)	Pension benefits	Derivative financial instruments		Total
Balance as of July 31, 2014, net of tax	$48,289	$(93,998)	$(101)		$(45,810)
Other comprehensive (loss) income before reclassifications and tax	(119,094)	(5,188)	(1,906)		(126,188)
Tax benefit (expense)	—	1,979	667		2,646
Other comprehensive (loss) income before reclassifications, net of tax	$(119,094)	$(3,209)	$(1,239)		$(123,542)
Reclassifications, before tax		8,747	1,037		9,784 (d)
Tax benefit (expense)	—	(2,133)	(289)		(2,422)
Reclassifications, net of tax		6,614 (b)	748	(c)	7,362
Other comprehensive (loss) income, net of tax	(119,094)	3,405	(491)		(116,180)
Balance as of July 31, 2015, net of tax	$(70,805)	$(90,593)	$(592)		$(161,990)

Balance as of July 31, 2013, net of tax	50,411	(87,712)	(172)		(37,473)
Other comprehensive (loss) income before reclassifications and tax	(2,949)	(16,120)	413		(18,656)
Tax benefit (expense)	—	4,391	(145)		4,246
Other comprehensive (loss) income before reclassifications, net of tax	$(2,949)	$(11,729)	$268		$(14,410)
Reclassifications, before tax	827	8,514	(273)		9,068 (d)
Tax benefit (expense)	—	(3,071)	76		(2,995)
Reclassifications, net of tax	827	5,443 (b)	(197	) (c)	6,073
Other comprehensive (loss) income, net of tax	(2,122)	(6,286)	71		(8,337)
Balance as of July 31, 2014, net of tax	$48,289	$(93,998)	$(101)		$(45,810)

__________________

(a)	Taxes are not provided on cumulative translation adjustments as substantially all translation adjustments relate to earnings that are intended to be indefinitely reinvested outside the U.S. Amounts were reclassified from accumulated other comprehensive loss to other income, net.
(b)

Primarily includes net amortization of prior service costs of $0.4 million as of July 31, 2015 and July 31, 2014 and actuarial losses of $11.0 million and $7.4 million as of July 31, 2015 and July 31, 2014 included in net periodic benefit cost that were reclassified from accumulated other comprehensive loss to operating expenses or cost of sales. Refer to Note F for additional information and balances of accumulated other comprehensive income before tax.

(c)	Relates to foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to other income, net (see Note E).
(d)	Reclassification adjustments out of accumulated other comprehensive income for the twelve months ended July 31, 2015, and 2014 were not material.

NOTE I Stock Option Plans

Employee Incentive Plans In November 2010, shareholders approved the 2010 Master Stock Incentive Plan (the Plan). The Plan extends through September 2020 and allows for the granting of nonqualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights (SAR), dividend equivalents, and other stock-based awards. Options under the Plan are granted to key Employees at market price at the date of grant. Options are generally exercisable for up to 10 years from the date of grant. The Plan also allows for the granting of performance awards to a limited number of key executives. As administered by the Human Resources Committee of the Company’s

Board of Directors to date, these performance awards are payable in common stock and are based on a formula which measures performance of the Company over a three-year period. Performance award expense under these plans totaled $0.1 million in Fiscal 2015, $0.7 million in Fiscal 2014, and $0.1 million in Fiscal 2013.

Stock options for non-executives are exercisable in equal increments over three years. Stock options issued after Fiscal 2010 become exercisable for executives in equal increments over three years. Stock options issued from Fiscal 2005 to Fiscal 2010 became exercisable for most executives immediately upon the date of grant. For Fiscal 2015, the Company recorded pre-tax compensation expense associated with stock options of $9.5 million and recorded $3.1 million of related tax benefit. For Fiscal 2014 and 2013, the Company recorded pre-tax compensation expense associated with stock options of $9.9 million and $8.3 million, respectively, and $3.2 million and $2.7 million, respectively, of related tax benefit.

Stock-based employee compensation cost is recognized using the fair-value based method. The Company determined the fair value of these awards using the Black-Scholes option pricing model, with the following assumptions:

	2015	2014	2013
Risk - free interest rate	0.05 - 2.3%	0.31 - 2.8%	0.02 - 1.7%
Expected volatility	18.6 - 26.7%	18.2 - 28.0%	22.5 - 29.7%
Expected dividend yield	1.6%	1.4 - 1.6%	1.0 - 1.4%
Expected life
Director and officer grants	8 years	8 years	8 years
Non - officer original grants	7 years	7 years	7 years
Reload grants	≤4 years	≤6 years	≤5 years

Black-Scholes is a widely accepted stock option pricing model. The weighted average fair value for options granted during Fiscal 2015, 2014, and 2013, was $9.94, $11.44, and $8.18 per share, respectively, using the Black-Scholes pricing model.

Reload grants are grants made to officers or directors who exercised a reloadable option during the fiscal year and made payment of the purchase price using shares of previously owned Company stock. The reload grant is for the number of shares equal to the shares used in payment of the purchase price and/or withheld for minimum tax withholding. Options with a reload provision were no longer issued to officers with more than five years of service, and all directors beginning in Fiscal 2006. The Company continued to issue options with a reload provision to officers with less than five years of service until Fiscal 2011 when this was discontinued.

The following table summarizes stock option activity:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at July 31, 2012	8,056,327	$20.97
Granted	965,050	33.91
Exercised	(1,607,081)	14.79
Canceled	(84,476)	33.94
Outstanding at July 31, 2013	7,329,820	23.88
Granted	900,073	42.17
Exercised	(1,008,848)	18.80
Canceled	(23,163)	34.02
Outstanding at July 31, 2014	7,197,882	26.84
Granted	1,023,836	38.58
Exercised	(916,566)	18.54
Canceled	(113,710)	38.67
Outstanding at July 31, 2015	7,191,442	29.38

The total intrinsic value of options exercised during Fiscal 2015, 2014, and 2013, was $18.8 million, $21.5 million, and $33.7 million, respectively.

Shares reserved at July 31, 2015, for outstanding options and future grants were 11,693,263. Shares reserved consist of shares available for grant plus all outstanding options.

The following table summarizes information concerning outstanding and exercisable options as of July 31, 2015:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 to $17.69	1,366,763	1.95	$17.08	1,366,763	$17.08
$17.70 to $23.69	1,432,795	3.52	21.47	1,432,795	21.47
$23.70 to $29.69	821,268	5.34	29.12	821,268	29.12
$29.70 to $35.69	1,719,689	6.65	34.23	1,463,974	34.32
$35.70 and above	1,850,927	8.67	40.22	349,502	41.76
	7,191,442	5.50	29.38	5,434,302	26.29

At July 31, 2015, the aggregate intrinsic value of shares outstanding and exercisable was $43.7 million and $43.7 million, respectively.

The following table summarizes the status of options which contain vesting provisions:

	Options	Weighted Average Grant Date Fair Value
Non - vested at July 31, 2014	1,720,063	$10.35
Granted	1,003,750	10.06
Vested	(870,930)	10.02
Canceled	(95,743)	10.21
Non - vested at July 31, 2015	1,757,140	10.36

The total fair value of shares vested during Fiscal 2015, 2014, and 2013, was $29.3 million, $35.5 million, and $29.8 million, respectively.

As of July 31, 2015, there was $7.5 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. This unvested cost is expected to be recognized during Fiscal 2016, Fiscal 2017, and Fiscal 2018.

NOTE J Income Taxes

The components of earnings before income taxes are as follows:

	2015	2014	2013
	(thousands of dollars)
Earnings before income taxes:
United States	$92,362	$131,396	$147,317
Foreign	196,241	229,307	200,864
Total	$288,603	$360,703	$348,181

The components of the provision for income taxes are as follows:

	2015	2014	2013
	(thousands of dollars)
Income taxes:
Current
Federal	$28,482	$48,981	$35,820
State	2,956	4,724	4,337
Foreign	54,665	54,536	52,300
	86,103	108,241	92,457
Deferred
Federal	(4,232)	(9,465)	7,071
State	94	365	312
Foreign	(1,473)	1,338	964
	(5,611)	(7,762)	8,347
Total	$80,492	$100,479	$100,804

The following table reconciles the U.S. statutory income tax rate with the effective income tax rate:

	2015	2014	2013
Statutory U.S. federal rate	35.0%	35.0%	35.0%
State income taxes	0.9%	1.1%	1.2%
Foreign operations	(7.9)%	(6.1)%	(6.3)%
Export, manufacturing, and research credits	(1.1)%	(0.8)%	(1.5)%
Change in unrecognized tax benefits	1.3	(1.1)%	0.5%
Other	(0.3)%	(0.2)%	0.1%
	27.9%	27.9%	29.0%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	2015	2014
	(thousands of dollars)
Deferred tax assets:
Accrued expenses	$10,566	$11,118
Compensation and retirement plans	39,090	32,317
NOL and tax credit carryforwards	4,353	3,471
LIFO and inventory reserves	6,891	5,482
Other	4,993	4,470
Deferred tax assets, gross	65,893	56,858
Valuation allowance	(2,737)	(3,471)
Net deferred tax assets	63,156	53,387

Deferred tax liabilities:
Depreciation and amortization	(50,628)	(49,901)
Other	(2,359)	(1,025)
Deferred tax liabilities	(52,987)	(50,926)

Prepaid tax assets	4,421	4,392

Net tax asset	$14,590	$6,853

Deferred income tax assets on the face of the balance sheet include $4.4 million and $4.4 million of prepaid tax assets related to intercompany transfers of inventory as of July 31, 2015 and 2014, respectively.

The effective tax rate for Fiscal 2015 was 27.9 percent compared to 27.9 percent in Fiscal 2014. The effective tax rate in the current year was favorably impacted by the reinstatement of the Research and Experimentation Credit in the U.S., non-recurring tax costs associated with foreign dividend distributions recorded during the prior year, and an increase in tax benefits from international operations. The effective tax rate in the prior year was favorably impacted by the settlement of a tax audit and the remeasurement of certain deferred tax assets due to a change in tax rates in certain foreign jurisdictions.

The Company has not provided for U.S. income taxes on additional undistributed earnings of non-U.S. subsidiaries of approximately $938.0 million. The Company currently intends to indefinitely reinvest these undistributed earnings as there are significant investment opportunities outside the U.S. or to repatriate the earnings only when it is tax effective to do so. If any portion were to be distributed, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings plus any available foreign tax credit carryovers. Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable. In Fiscal 2015, the Company repatriated $125.0 million of cash held by its foreign subsidiaries in the form of a cash dividend, which represented total planned dividends for the current year.

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

	2015	2014	2013
	(thousands of dollars)
Gross unrecognized tax benefits at beginning of fiscal year	$15,005	$18,419	$16,514
Additions for tax positions of the current year	4,660	2,959	5,453
Additions for tax positions of prior years	100	1,706	407
Reductions for tax positions of prior years	(608)	(7,113)	(1,640)
Settlements	—	(240)	(277)
Reductions due to lapse of applicable statute of limitations	(970)	(726)	(2,038)
Gross unrecognized tax benefits at end of fiscal year	$18,187	$15,005	$18,419

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the fiscal year ended July 31, 2015, the Company recognized interest expense, net of tax benefit, of approximately $0.4 million. At July 31, 2015, and July 31, 2014, accrued interest and penalties on a gross basis were $1.8 million and $1.7 million, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to state and foreign income tax examinations by tax authorities for years before 2008. The IRS has completed examinations of the Company’s U.S. federal income tax returns through 2012.

If the Company were to prevail on all unrecognized tax benefits recorded, substantially all of the unrecognized tax benefits would benefit the effective tax rate. With an average statute of limitations of about 5 years, up to $1.1 million of the unrecognized tax benefits could potentially expire in the next 12 month period, unless extended by audit. It is possible that quicker than expected settlement of either current, or future audits and disputes would cause additional reversals of previously recorded reserves in the next 12 month period. Quantification of an estimated range and timing of future audit settlements cannot be made at this time.

NOTE K Segment Reporting

Consistent with FASB guidance related to segment reporting, the Company identified two reportable segments: Engine Products and Industrial Products. Segment selection was based on the internal organizational structure, management of operations, and performance evaluation by management and the Company’s Board of Directors.

The Engine Products segment sells to original equipment manufacturers (OEM) in the construction, mining, agriculture, aerospace, defense, and truck end-markets, and to independent distributors, OEM dealer networks, private label accounts, and large equipment fleets. Products include air filtration systems, exhaust and emissions systems, liquid filtration systems including hydraulics, fuel, lube, and replacement filters.

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

Segment allocated assets are primarily accounts receivable, inventories, property, plant and equipment, and goodwill. Reconciling items included in Corporate and Unallocated are created based on accounting differences between segment reporting and the consolidated external reporting as well as internal allocation methodologies.

The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report the operating profit and other financial information shown below.

Segment detail is summarized as follows:

	Engine Products	Industrial Products	Corporate & Unallocated	Total Company
	(thousands of dollars)
2015
Net sales	$1,484,132	$887,081	$—	$2,371,213
Depreciation and amortization	43,279	26,408	4,611	74,298
Equity earnings in unconsolidated affiliates	4,134	976	—	5,110
Earnings before income taxes	186,274	123,362	(21,033)	288,603
Assets	887,698	633,977	287,859	1,809,534
Equity investments in unconsolidated affiliates	15,120	3,224	—	18,344
Capital expenditures	54,604	33,318	5,817	93,739
2014
Net sales	$1,584,027	$889,439	$—	$2,473,466
Depreciation and amortization	38,925	23,942	4,296	67,163
Equity earnings in unconsolidated affiliates	5,596	940	—	6,536
Earnings before income taxes	233,920	133,978	(7,195)	360,703
Assets	900,083	572,000	470,328	1,942,411
Equity investments in unconsolidated affiliates	17,439	3,959	—	21,398
Capital expenditures	56,340	34,652	6,218	97,210
2013
Net sales	$1,504,188	$932,760	$—	$2,436,948
Depreciation and amortization	35,815	22,447	6,028	64,290
Equity earnings in unconsolidated affiliates	4,000	693	—	4,693
Earnings before income taxes	220,892	139,108	(11,819)	348,181
Assets	826,151	527,416	389,989	1,743,556
Equity investments in unconsolidated affiliates	15,563	3,277	—	18,840
Capital expenditures	52,864	33,134	8,897	94,895

Following are net sales by product within the Engine Products segment and Industrial Products segment:

	2015	2014	2013
	(thousands of dollars)
Engine Products segment:
Off-Road Products	$261,120	$342,205	$358,834
On-Road Products	138,405	130,029	128,446
Aftermarket Products*	980,756	1,012,165	912,717
Aerospace and Defense Products	103,851	99,628	104,191
Total Engine Products segment	1,484,132	1,584,027	1,504,188
Industrial Products segment:
Industrial Filtration Solutions Products	528,917	553,356	529,751
Gas Turbine Products	186,919	156,860	232,922
Special Applications Products	171,245	179,223	170,087
Total Industrial Products segment	887,081	889,439	932,760
Total Company	$2,371,213	$2,473,466	$2,436,948

__________________

*	Includes replacement part sales to the Company’s OEM Customers.

Geographic sales by origination and property, plant, and equipment:

	Net Sales	Property, Plant, & Equipment - Net
	(thousands of dollars)
2015
United States	$1,007,253	$208,996
Europe	671,296	141,738
Asia Pacific	470,661	63,775
Other	222,003	56,102
Total	$2,371,213	$470,611

2014
United States	$1,019,926	$196,712
Europe	728,554	128,904
Asia Pacific	517,305	72,089
Other	207,681	53,960
Total	$2,473,466	$451,665

2013
United States	$1,010,934	$166,614
Europe	678,996	123,710
Asia Pacific	546,406	75,206
Other	200,612	53,750
Total	$2,436,948	$419,280

Concentrations There were no Customers over 10 percent of net sales during Fiscal 2015, 2014, and 2013. There were no Customers over 10 percent of gross accounts receivable in Fiscal 2015 or Fiscal 2014.

NOTE L Guarantees

The Company and Caterpillar Inc. equally own the shares of Advanced Filtration Systems Inc. (AFSI), an unconsolidated joint venture, and guarantee certain debt of the joint venture. As of July 31, 2015, the joint venture had $26.1 million of outstanding debt, of which the Company guarantees half. In addition, during Fiscal 2015, 2014, and 2013, the Company recorded its equity in earnings of this equity method investment of $2.3 million, $3.7 million, and $2.3 million and royalty income of $5.8 million, $6.8 million, and $6.0 million, respectively, related to AFSI.

At July 31, 2015 and 2014, the Company had a contingent liability for standby letters of credit totaling $7.8 million, which have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of a specified bond financing agreement and insurance contract terms as detailed in each letter of credit. At July 31, 2015 and 2014, there were no amounts drawn upon these letters of credit.

NOTE M Warranty

The Company provides for warranties on certain products. In addition, the Company may incur specific Customer warranty issues. Following is a reconciliation of warranty reserves (in thousands of dollars):

Balance at July 31, 2013	$10,526
Accruals for warranties issued during the reporting period	4,339
Accruals related to pre-existing warranties (including changes in estimates)	(1,185)
Less settlements made during the period	(4,651)
Balance at July 31, 2014	$9,029
Accruals for warranties issued during the reporting period	3,706
Accruals related to pre-existing warranties (including changes in estimates)	376
Less settlements made during the period	(4,548)
Balance at July 31, 2015	$8,563

There were no significant specific warranty matters accrued for in Fiscal 2015 or Fiscal 2014. These warranty matters are not expected to have a material impact on the Company’s results of operations, liquidity, or financial position. There were no significant settlements made in Fiscal 2015 or Fiscal 2014.

NOTE N Commitments and Contingencies

Operating Leases The Company enters into operating leases primarily for office and warehouse facilities, production and non-production equipment, automobiles, and computer equipment. Total expense recorded under operating leases for the periods ended July 31, 2015, 2014, and 2013, were $28.1 million, $28.0 million, and $27.5 million, respectively. Future commitments under operating leases are: $11.4 million in Fiscal 2016, $7.4 million in Fiscal 2017, $5.1 million in Fiscal 2018, $2.8 million in Fiscal 2019, $1.0 million in Fiscal 2020, and $0.2 million thereafter.

Litigation The Company records provisions with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter. The Company believes the recorded estimated liability in its consolidated financial statements is adequate in light of the probable and estimable outcomes. The recorded liabilities were not material to the Company’s financial position, results of operations, or liquidity and the Company does not believe that any of the currently identified claims or litigation will materially affect its financial position, results of operations, or liquidity.

Pending Acquisition On July 14, 2015, the Company entered into a binding contract to acquire 100 percent of the shares of Industrias Partmo S.A. in Columbia. Partmo is a leading manufacturer of replacement air, lube, and fuel filters in Columbia. The acquisition of Industrias Partmo reinforces the Company’s commitment to growth with a company that is an excellent strategic fit with its existing Engine Aftermarket business. The acquisition will allow the Company to leverage Industrias Partmo’s well-recognized replacement filters brand in South America. Founded in 1963, Partmo generates annual sales of approximately $15 million. The acquisition is expected to close in the second quarter of Fiscal 2016, subject to Columbian Government approvals and normal closing conditions.

NOTE O Quarterly Financial Information (Unaudited)

Consolidated unaudited quarterly financial information for 2015 and 2014 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(thousands of dollars)
2015
Net sales	$596,510	$588,537	$575,588	$610,578
Gross profit	209,052	203,088	194,100	202,344
Net earnings	55,947	47,955	47,776	56,433
Basic earnings per share	0.40	0.35	0.35	0.41
Diluted earnings per share	0.40	0.34	0.34	0.41
Dividends declared per share	—	0.330	—	0.340
Dividends paid per share	0.165	0.165	0.165	0.170

2014
Net sales	$599,384	$581,622	$624,234	$668,226
Gross profit	214,394	201,648	223,461	238,323
Net earnings	61,592	58,340	67,336	72,956
Basic earnings per share	0.42	0.40	0.46	0.51
Diluted earnings per share	0.41	0.39	0.46	0.50
Dividends declared per share	0.140	0.140	0.165	0.165
Dividends paid per share	0.130	0.140	0.140	0.165

Revision to previously issued unaudited quarterly financial information

During the fourth quarter of fiscal 2014 and the second and third quarters of fiscal 2015 revenue for certain transactions was accelerated and therefore inappropriately recognized in our European Gas Turbine Systems business through the alteration of documents by certain individuals with the intention to recognize revenue in periods earlier than would be allowable under generally accepted accounting principles. The Company assessed the impact of this inappropriately accelerated recognition and concluded that it was not material to any of its previously issued financial statements; however the Company has chosen to correct these misstatements by revising previously issued 2015 second and third quarter financial statements. The revision had no impact to total cash flows from operating, investing or financing activities. The impact of these misstatements on previously reported Accounts receivable (less allowance) was $8.4 million and $0.8 million, on Inventories was $6.0 million and $0.6 million, and on Retained earnings was $1.6 million and $0.2 million as of January 31, 2015 and April 30, 2015, respectively (the balance sheet dates of the Company’s second and third quarter of fiscal 2015). The following tables present the effects of the revisions on each of the affected Statement of Earnings and Statements of Comprehensive Income line items for the second and third quarter of fiscal 2015 reflecting the impact of correcting the transactions inappropriately recognized in those periods. The impact of the transaction inappropriately accelerated into the fourth quarter of fiscal 2014 was inconsequential and therefore, the revisions do not include the impact of correcting this transaction. The Company’s future filings of Form 10-Q associated with the second and third quarters of fiscal 2016 will reflect the revisions noted below.

	As Previously Reported	Effect of Revision	As Revised
For the quarter ended January 31, 2015
Net sales	$596,944	$(8,407)	$588,537
Cost of sales	391,469	(6,020)	385,449
Gross profit	205,475	(2,387)	203,088
Operating income	68,226	(2,387)	65,839
Earnings before income taxes	67,811	(2,387)	65,424
Income taxes	18,281	(812)	17,469
Net earnings	49,530	(1,575)	47,955
Basic earnings per share	0.36	(0.01)	0.35
Diluted earnings per share	0.35	(0.01)	0.34
Comprehensive income	3,361	(1,575)	1,786

	As Previously Reported	Effect of Revision	As Revised
For the quarter ended April 30, 2015
Net sales	$568,013	$7,575	$575,588
Cost of sales	376,040	5,448	381,488
Gross profit	191,973	2,127	194,100
Operating income	64,989	2,127	67,116
Earnings before income taxes	65,722	2,127	67,849
Income taxes	19,350	723	20,073
Net earnings	46,372	1,404	47,776
Basic earnings per share	0.34	0.01	0.35
Diluted earnings per share	0.33	0.01	0.34
Comprehensive income	45,585	1,404	46,989

NOTE P Subsequent Events

On August 31, 2015, the Company announced that it had acquired 100 percent of the shares of Engineered Products Company, a leading designer and manufacturer of indicators, gauges, switches and sensors for engine air and liquid filtration systems. Founded in 1977, Engineered Products generates annual sales of approximately $9 million through its well-known Filter Minder® brand. The acquisition of Engineered Products supports the Company’s strategy of maintaining its technical leadership in filtration products for both OEM Customers and end users.

On September 24, 2015, the Company repatriated $20.3 million, or €18.0 million, of cash held by its foreign subsidiaries in the form of a cash dividend. Additionally, on September 30, 2015, the Company repatriated $5.2 million of cash held by its foreign subsidiaries in the form of a cash dividend. These dividends represented a portion of the total planned dividends for Fiscal 2016.

NOTE Q Acquisitions

On June 30, 2015, the Company acquired a majority stake in IFIL.USA, LLC, a manufacturer of pleated bag filters for industrial dust collection. The agreement with IFIL USA is expected to contribute approximately $6 million to $8 million of revenue to the Company’s Fiscal 2016 results.

On September 30, 2014, the Company acquired 100 percent of the voting interest of Northern Technical, a Limited Liability Corporation that manufactures gas turbine inlet air filtration systems and replacement filters. Total consideration for the transaction was $97.1 million after recording a working capital adjustment in accordance with the share purchase agreement during the second quarter. The Company received cash for this adjustment, which reduced the purchase price and goodwill. Including the impact of the working capital adjustment noted above, the Company acquired $6.2 million of intangible assets that had estimated useful lives ranging from six months to 7 years at the time of acquisition, $32.2 million of net tangible assets, and $60.3 million of goodwill. Acquired goodwill is not deductible for tax purposes. Northern Technical’s results of operations are reported as part of the Gas Turbine Products operating segment in the Industrial Products reporting segment.

NOTE R Restructuring Charges and Other Adjusting Items

Donaldson has taken numerous actions to align its operating and manufacturing cost structure with current and projected Customer and end-market demand. In Fiscal 2015, these actions included: rebalancing and reducing the current salaried and production workforce globally, closing a production facility in Grinnell, Iowa, and the write-off of a partially completed facility in Xuzhou, China. For the above actions, the Company recorded pre-tax restructuring and impairment charges of $13.0 million for Fiscal 2015 compared with employee severance costs of $3.0 million in Fiscal 2014. In addition, the second quarter of Fiscal 2015, the Company recorded a $3.9 million charge related to a lump-sum settlement of its U.S. Pension Plan.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of July 31, 2015, the end of the period covered by this report (the Evaluation Date), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. This conclusion was reached as a result of a material weakness in the Company’s internal control over financial reporting as described in Management’s Report on Internal Control over Financial Reporting under Item 8 on page 26.

The material weakness referenced above was identified through the Company’s Compliance Committee’s receipt of reports from two former employees that revenue for a project in the European Gas Turbine Products business was improperly recognized in the second quarter of fiscal 2015. The Company initiated an internal investigation which verified the substance of the reports and identified additional revenue transactions within the European Gas Turbine Products business involving the same improper practice.

The Audit Committee of the Board subsequently engaged independent external counsel and independent forensic accountants to complete the investigation. Based on the investigation findings, the Company’s conclusions are as follows:

•	Documents were altered with the intent to inappropriately recognize revenue for certain European Gas Turbine Products business projects transactions in periods earlier than would be allowable under generally accepted accounting principles.
•	The revenue transactions were all valid, but revenue was inappropriately recognized in an accelerated manner during the fourth quarter of fiscal 2014 and the second and third quarters of fiscal 2015. Due to the inappropriate acceleration of revenue in the aforementioned periods, revenue was also misstated in the first and fourth quarters of 2015.

Notwithstanding the material weakness described in Management’s Report on Internal Control over Financial Reporting under Item 8 on page 26, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with such evaluation during the fiscal quarter ended July 31, 2015, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except noted below.

The Company is in the process of a multi-year implementation of an enterprise resource planning system (Global ERP Project). In the second quarter of Fiscal 2014, the Company began deploying the system in certain operations, primarily in the Americas. In November 2014, the Company completed deploying the system in the Americas with the exception of Brazil, which goes live at a later date. In March 2015, the Company began deploying the system in Europe. The Company expects this system will continue to be deployed in Europe and Asia throughout Fiscal 2016. In response to business integration activities to the new system, the Company is aligning and streamlining the design and operation of the financial reporting controls environment to be responsive to the changing operating environment.

Management’s Report on Internal Control over Financial Reporting

See Management’s Report on Internal Control over Financial Reporting under Item 8 on page 26.

Report of Independent Registered Public Accounting Firm

See Report of Independent Registered Public Accounting Firm under Item 8 on page 27.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information under the captions “Item 1: Election of Directors”; “Director Selection Process,” “Audit Committee,” “Audit Committee Expertise; Complaint-Handling Procedures,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2015 Proxy Statement is incorporated herein by reference. Information on the Executive Officers of the Company is found under the caption “Executive Officers of the Registrant” on page 8 of this Annual Report on Form 10-K.

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

Item 11. Executive Compensation

The information under the captions “Executive Compensation” and “Director Compensation” of the 2015 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption “Security Ownership” of the 2015 Proxy Statement is incorporated herein by reference.

The following table sets forth information as of July 31, 2015, regarding the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted – average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1980 Master Stock Compensation Plan:
Deferred Stock Gain Plan	39,524	$6.2096	—
1991 Master Stock Compensation Plan:
Deferred Stock Option Gain Plan	511,735	$2.4781	—
Deferred LTC/Restricted Stock	189,081	$13.2575	—
2001 Master Stock Incentive Plan:
Stock Options	2,392,989	$20.2844	—
Deferred LTC/Restricted Stock	173,536	$19.4722	—
2010 Master Stock Incentive Plan:
Stock Options	3,611,967	$35.8062	See Note 1
Deferred LTC/Restricted Stock	133	41.3750
Stock Options for Non-Employee Directors	652,800	35.5685
Long-Term Compensation	29,832	$37.1990	—
Subtotal for plans approved by security holders	7,601,597	$27.5738
Equity compensation plans not approved by security holders:
Non-qualified Stock Option Program for Non-Employee Directors	533,686	$19.1639	See Note 2
ESOP Restoration	30,679	$8.0991	See Note 3
Subtotal for plans not approved by security holders	564,365	18.5624
Total	8,165,962	26.9510

Note 1:	The 2010 Master Stock Incentive Plan limits the number of shares authorized for issuance to 9,200,000 during the 10-year term of the plan in addition to any shares forfeited under the 2001 plan. The Plan allows for the granting of nonqualified stock options, incentive stock options, restricted stock, restricted stock units, SAR, dividend equivalents, and other stock-based awards. There are currently 4,501,821 shares of the authorization remaining.
Note 2:	The stock option program for non-Employee Directors (filed as exhibit 10-H to Form 10-Q report filed for the first quarter ended October 31, 2008) provides for each non-Employee Director to receive annual option grants of 14,400 shares. The 2010 Master Stock Incentive Plan, which was approved by the Company’s stockholders on November 19, 2010, provides for the issuance of stock options to non-Employee Directors, and the stock option program for non-Employee Directors has been adopted as a sub-plan under the 2010 Master Stock Incentive Plan and shares issued to Directors after December 10, 2010, will be issued under the 2010 Master Stock Incentive Plan. Based on Mercer’s Director compensation review, the Committee approved changing the annual stock option grant from a fixed number of shares to a fixed value. The annual stock option grant will be based on a $140,000 fixed value. This change is designed to maintain a stable value of equity grant for our Director compensation. The number of options granted will be determined by dividing the fixed value of $140,000 by the Black-Scholes value as of the date of the grant (the shares will be rounded to the nearest 100 shares). This change was effective for stock options granted beginning in January 2014.
Note 3:	The Company has a non-qualified ESOP Restoration Plan established on August 1, 1990, (filed as exhibit 10-D to the Company’s 2009 Form 10-K report) to supplement the benefits for executive Employees under the Company’s Employee Stock Ownership Plan that would otherwise be reduced because of the compensation limitations under the Internal Revenue Code. The ESOP’s 10-year term was completed on July 31, 1997, and the only ongoing benefits under the ESOP Restoration Plan are the accrual of dividend equivalent rights to the participants in the Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Policy and Procedures Regarding Transactions with Related Persons” and “Board Oversight and Director Independence” of the 2015 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information under the captions “Independent Auditor Fees” and “Audit Committee Pre-Approval Policies and Procedures” of the 2015 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Documents filed with this report:

(1)	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Earnings — years ended July 31, 2015, 2014, and 2013
Consolidated Statements of Comprehensive Income — years ended July 31, 2015, 2014, and 2013
Consolidated Balance Sheets — July 31, 2015 and 2014
Consolidated Statements of Cash Flows — years ended July 31, 2015, 2014, and 2013
Consolidated Statements of Changes in Shareholders’ Equity — years ended July 31, 2015, 2014, and 2013
Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules
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

DONALDSON COMPANY, INC.

Date:	November 09, 2015	By:	/s/ Tod E. Carpenter
Tod E. Carpenter Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 09, 2015.

/s/ Tod E. Carpenter		President, Chief Executive Officer
Tod E. Carpenter		(Principal Executive Officer)
*		Chairman of the Board
William M. Cook
/s/ James F. Shaw		Vice President and Chief Financial Officer
James F. Shaw		(Principal Financial Officer)
/s/ Melissa A. Osland		Controller
Melissa A. Osland		(Principal Accounting Officer)
*		Director
Andrew Cecere
*		Director
Michael J. Hoffman
*		Director
Paul David Miller
*		Director
Jeffrey Noddle
*		Director
Willard D. Oberton
*		Director
James J. Owens
*		Director
Ajita G. Rajendra
*		Director
Trudy A. Rautio
*		Director
John P. Wiehoff
*By:	/s/ Amy C. Becker
Amy C. Becker
As attorney-in-fact

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

DONALDSON COMPANY, INC. AND SUBSIDIARIES

(thousands of dollars)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (A)	Deductions (B)	Balance at End of Period
Year ended July 31, 2015:
Allowance for doubtful accounts deducted from accounts receivable	$6,763	$1,760	$(789)	$(987)	$6,747
Year ended July 31, 2014:
Allowance for doubtful accounts deducted from accounts receivable	$7,040	$393	$(1)	$(669)	$6,763
Year ended July 31, 2013:
Allowance for doubtful accounts deducted from accounts receivable	$6,418	$1,241	$230	$(849)	$7,040

__________________

Note A - Allowance for doubtful accounts foreign currency translation losses (gains) recorded directly to equity.

Note B - Bad debts charged to allowance, net of reserves and changes in estimates.

EXHIBIT INDEX
ANNUAL REPORT ON FORM 10-K

*3-A	—	Restated Certificate of Incorporation of Registrant as currently in effect (Filed as Exhibit 3-A to Form 10-Q Report for the Second Quarter ended January 31, 2012)
*3-B	—	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Registrant, dated as of March 3, 2006 (Filed as Exhibit 3-B to 2011 Form 10-K Report)
*3-C	—	Amended and Restated Bylaws of Registrant (as of January 30, 2009) (Filed as Exhibit 3-C to Form 10-Q Report for the Second Quarter ended January 31, 2009)
*4	—	**
*4-A	—	Preferred Stock Amended and Restated Rights Agreement between Registrant and Wells Fargo Bank, N.A., as Rights Agent, dated as of January 27, 2006 (Filed as Exhibit 4-A to 2011 Form 10-K Report)
*10-A	—	Officer Annual Cash Incentive Plan (Filed as Exhibit 10-A to 2011 Form 10-K Report)***
*10-B	—	1980 Master Stock Compensation Plan as Amended (Filed as Exhibit 10-A to Form 10-Q Report filed for the first quarter ended October 31, 2008)***
*10-C	—	Form of Performance Award Agreement under 1991 Master Stock Compensation Plan (Filed as Exhibit 10-B to Form 10-Q Report filed for the first quarter ended October 31, 2008)***
*10-D	—	ESOP Restoration Plan (2003 Restatement) (Filed as Exhibit 10-D to 2009 Form 10-K Report)***
*10-E	—	Compensation Plan for Non-Employee Directors as amended (Filed as Exhibit 10-C to Form 10-Q Report filed for the first quarter ended October 31, 2008)***
*10-F	—	Independent Director Retirement and Death Benefit Plan as amended (Filed as Exhibit 10-D to Form 10-Q Report filed for the first quarter ended October 31, 2008)***
*10-G	—	Supplemental Executive Retirement Plan (2008 Restatement) (Filed as Exhibit 10-G to 2011 Form 10-K Report)***
*10-H	—	1991 Master Stock Compensation Plan as amended (Filed as Exhibit 10-E to Form 10-Q Report filed for the first quarter ended October 31, 2008)***
*10-I	—	Form of Restricted Stock Award under 1991 Master Stock Compensation Plan (Filed as Exhibit 10-F to Form 10-Q Report filed for the first quarter ended October 31, 2008)***
*10-J	—	Form of Agreement to Defer Compensation for certain Executive Officers (Filed as Exhibit 10-G to Form 10-Q Report filed for the first quarter ended October 31, 2008)***
*10-K	—	Stock Option Program for Non-employee Directors (Filed as Exhibit 10-H to Form 10-Q Report filed for the first quarter ended October 31, 2008)***
*10-L	—	Note Purchase Agreement among Donaldson Company, Inc. and certain listed Insurance Companies Dated as of July 15, 1998 (Filed as Exhibit 10-I to Form 10-Q Report filed for the first quarter ended October 31, 2008)
*10-M	—	Second Supplement and First Amendment to Note Purchase Agreement among Donaldson Company, Inc. and certain listed Insurance Companies dated as of September 30, 2004 (Filed as Exhibit 10-N to 2010 Form 10-K Report)
*10-N	—	2001 Master Stock Incentive Plan (Filed as Exhibit 10-O to 2009 Form 10-K Report)***
*10-O	—	Form of Officer Stock Option Award Agreement under the 2001 Master Stock Incentive Plan (Filed as Exhibit 10-P to 2010 Form 10-K Report)***
*10-P	—	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the 2001 Master Stock Incentive Plan (Filed as Exhibit 10-Q to 2010 Form 10-K Report)***
*10-Q	—	Restated Compensation Plan for Non-Employee Directors dated July 28, 2006 (Filed as Exhibit 10-Q to 2011 Form 10-K Report)***
*10-R	—	Restated Long-Term Compensation Plan dated May 23, 2006 (Filed as Exhibit 10-R to 2011 Form 10-K Report)***
*10-S	—	Qualified Performance-Based Compensation Plan (Filed as Exhibit 10-S to 2011 Form 10-K Report)***
*10-T	—	Deferred Compensation and 401(k) Excess Plan (2008 Restatement) (Filed as Exhibit 10-T to 2011 Form 10-K Report)***
*10-U	—	Deferred Stock Option Gain Plan (2008 Restatement) (Filed as Exhibit 10-U to 2011 Form 10-K Report) ***
*10-V	—	Excess Pension Plan (2008 Restatement) (Filed as Exhibit 10-V to 2011 Form 10-K Report) ***
*10-W	—	Form of Management Severance Agreement for Executive Officers (Filed as Exhibit 10-A to Form 10-Q Report for the Third Quarter ended April 30, 2008)***
*10-X	—	2010 Master Stock Incentive Plan (Filed as Exhibit 4.5 to Registration Statement on Form S-8 (File No. 333-170729) filed on November 19, 2010)***
*10-Y	—	Form of Officer Stock Option Award Agreement under the 2010 Master Stock Incentive Plan (Filed as Exhibit 10.1 to Form 8-K Report filed on December 16, 2010) ***

*10-Z	—	Form of Restricted Stock Award Agreement under the 2010 Master Stock Incentive Plan (Filed as Exhibit 10.2 to Form 8-K Report filed on December 16, 2010) ***
*10-AA	—	Non-Employee Director Automatic Stock Option Grant Program (Filed as Exhibit 10-AA to 2011 Form 10-K Report)***
*10-BB	—	Form of Indemnification Agreement for Directors (Filed as Exhibit 10.1 to Form 8-K Report filed on April 2, 2012)***
*10-CC	—	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the 2010 Master Stock Incentive Plan (Filed as Exhibit 10-CC to 2012 Form 10-K Report)***
*10-DD	—	Form of Management Severance Agreement for Executive Officers (Filed as Exhibit 10.1 to Form 8-K Report filed October 4, 2012)***
*10-EE	—	Compensation Plan for Non-Employee Directors (Filed as Exhibit 10-B to Form 10-Q Report filed December 6, 2012)***
*10-FF	—	Non-Employee Director Automatic Stock Option Grant Program (Filed as Exhibit 10-FF to 2013 Form 10-K Report)***
*10-GG	—	Credit Agreement among Donaldson Company, Inc. and certain listed lending parties dated as of December 7, 2012 (Filed as Exhibit 10.1 to Form 8-K Report filed December 13, 2012)*
*10-HH	—	Note Purchase Agreement, dated as of March 27, 2014, by and among Donaldson Company, Inc. and the purchasers named therein (Filed as Exhibit 10.1 to Form 8-K filed April 2, 2014)
*10-II	—	Form of Employment Agreement for Director Level Employees in Belgium (unofficial English translation) (Filed as Exhibit 10-II to 2014 Form 10-K Report)***
*10-JJ	—	First Amendment, dated as of March 9, 2015, to Note Purchase Agreement dated as of March 27, 2014, by and among Donaldson Company, Inc. and the purchasers named therein (Filed as Exhibit 10.1 to Form 8-K on March 12, 2015)
*10-KK	—	First Supplement, dated as of April 15, 2015, to Note Purchase Agreement, dates as of March 27, 2014, by and among Donaldson Company, Inc. and the purchasers named therein (as amended)(Filed as Exhibit 10.1 to Form 8-K report on April 21, 2015)
*10-1	—	First Amendment, dated as of October 28, 2014, to Credit Agreement, dated as of December 7, 2012, among Donaldson Company Inc., each of the lenders from time to time parties to the Credit Agreement (the “Lenders”) and Wells Fargo National Association, as administrative agent for the Lenders and issuer of letter of credit (Filed as Exhibit 10.1 on Form 8-K filed October 29, 2014)
11	—	Computation of net earnings per share (See “Earnings Per Share” in “Summary of Significant Accounting Policies” in Note A in the Notes to Consolidated Financial Statements on page 36)
21	—	Subsidiaries
23	—	Consent of PricewaterhouseCoopers LLP
24	—	Powers of Attorney
31-A	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31-B	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	—	The following financial information from the Donaldson Company, Inc. Annual Report on Form 10-K for the fiscal year ended July 31, 2015 as filed with the Securities and Exchange Commission, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows (iv) the Consolidated Statement of Changes in Shareholders’ Equity and (v) the Notes to Consolidated Financial Statements.

__________________

*	Exhibit has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference as an exhibit.
**	Pursuant to the provisions of Regulation S-K Item 601(b)(4)(iii)(A) copies of instruments defining the rights of holders of certain long-term debts of the Company and its subsidiaries are not filed and in lieu thereof the Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.
***	Denotes compensatory plan or management contract.
Note:	Exhibits have been furnished only to the Securities and Exchange Commission. Copies will be furnished to individuals upon request.

