Form 10-Q
period 2015-10-31
DONALDSON CO INC
filed 2015-12-04
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2015 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.
Commission File Number 1-7891
DONALDSON COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1400 West 94th Street
Minneapolis, Minnesota 55431
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (952) 887-3131
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes ☐No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $5 Par Value –132,650,034 shares as of November 30, 2015.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Millions of dollars, except share and per share amounts)
(Unaudited)

	Three Months Ended October 31,
	2015	2014
Net sales	$538.0	$596.5
Cost of sales	359.9	387.4
Gross profit	178.1	209.1
Operating expenses	122.6	132.1
Operating income	55.5	77.0
Interest expense	5.0	3.5
Other income, net	(2.9)	(3.8)
Earnings before income taxes	53.4	77.3
Income taxes	14.9	21.4
Net earnings	$38.5	$55.9

Weighted average shares - basic	133,866,834	139,581,380
Weighted average shares - diluted	134,856,268	141,480,267
Net earnings per share - basic	$0.29	$0.40
Net earnings per share - diluted	$0.29	$0.40
Dividends paid per share	$0.170	$0.165

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)
(Unaudited)

	Three Months Ended October 31,
	2015	2014
Net earnings	$38.5	$55.9
Foreign currency translation loss	(10.6)	(42.8)
Net gain (loss) on hedging derivatives, net of deferred taxes of $0.3, ($0.6), respectively	(0.6)	1.0
Pension and postretirement liability adjustment, net of deferred taxes of $1.2, and ($1.3), respectively	(1.0)	4.9
Total comprehensive income	$26.3	$19.0

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars, except share amounts)
(Unaudited)

	October 31, 2015	July 31, 2015
Assets
Current assets
Cash and cash equivalents	$197.9	$189.9
Short-term investments	9.9	27.5
Accounts receivable, less allowance of $5.9 and $6.7	429.2	460.0
Inventories	285.8	265.0
Prepaids and other current assets	90.6	88.3
Total current assets	1,013.4	1,030.7
Property, plant, and equipment, at cost	1,141.2	1,128.1
Less accumulated depreciation	(667.0)	(657.5)
Property, plant, and equipment, net	474.2	470.6
Goodwill	228.6	223.7
Intangible assets, net	43.3	37.9
Other assets	40.6	46.6
Total assets	$1,800.1	$1,809.5

Liabilities and shareholders' equity
Current liabilities
Short-term borrowings	$244.9	$187.3
Current maturities of long-term debt	1.7	1.8
Trade accounts payable	163.1	179.2
Other current liabilities	175.2	192.3
Total current liabilities	584.9	560.6
Long-term debt	389.3	389.2
Deferred income taxes	10.8	12.5
Other long-term liabilities	75.5	68.5
Total liabilities	1,060.5	1,030.8
Shareholders' equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized,	—	—
none issued
Common stock, $5.00 par value, 240,000,000 shares authorized,
151,643,194 shares issued	758.2	758.2
Retained earnings	852.9	815.2
Non-controlling interest	4.0	3.9
Stock compensation plans	16.9	17.9
Accumulated other comprehensive loss	(174.2)	(162.0)
Treasury stock at cost, 19,005,519 and 17,044,950 shares at
October 31, 2015 and July 31, 2015, respectively	(718.2)	(654.5)
Total shareholders' equity	739.6	778.7
Total liabilities and shareholders' equity	$1,800.1	$1,809.5

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(Unaudited)

	Three Months Ended October 31,
	2015	2014
Operating Activities
Net earnings	$38.5	$55.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18.6	18.1
Changes in operating assets and liabilities, excluding effect of acquisition	(6.5)	(26.6)
Tax benefit of equity plans	(0.2)	(2.2)
Stock compensation plan expense	1.5	1.6
Deferred taxes	(0.9)	(2.0)
Other, net	6.9	4.5
Net cash provided by operating activities	57.9	49.3

Investing Activities
Net expenditures on property, plant, and equipment	(21.5)	(27.0)
Proceeds from sale of short-term investments	18.0	45.5
Acquisitions, net of cash acquired	(12.9)	(97.6)
Net cash used in investing activities	(16.4)	(79.1)

Financing Activities
Purchase of treasury stock	(68.0)	(134.3)
Repayments of long-term debt	(0.3)	(0.9)
Change in short-term borrowings	57.4	88.7
Dividends paid	(22.7)	(23.0)
Tax benefit of equity plans	0.2	2.2
Exercise of stock options	1.1	2.5
Net cash used in financing activities	(32.3)	(64.8)
Effect of exchange rate changes on cash	(1.2)	(9.3)
Increase (decrease) in cash and cash equivalents	8.0	(103.9)
Cash and cash equivalents, beginning of year	189.9	296.4
Cash and cash equivalents, end of period	$197.9	$192.5

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note A – Summary of Significant Accounting Policies
Basis of Presentation The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S) (U.S. GAAP) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement have been included and are of a normal recurring nature. Operating results for the three month period ended October 31, 2015, are not necessarily indicative of the results that may be expected for future periods. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. For further information, refer to the Condensed Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2015.
New Accounting Standards Recently Adopted In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2013-01, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (ASU 2013-04), which amended guidance related to obligations resulting from joint and several liability arrangements for which the total amount of the obligations is fixed at the reporting date. The guidance was effective for the Company beginning the first quarter of Fiscal 2015. The adoption of ASU 2013-04 did not have a material impact on the Company’s consolidated financial statements. For additional information, refer to Note I.
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
In May 2015, FASB issued ASU 2015-07, Fair Value Measurement (Topic 850): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (ASU 2015-07), which amended guidance requiring a company to categorize investments for which fair values are measured using the net asset value (NAV) per share practical expedient. ASU 2015-07 also limits the disclosures to investments for which the entity has elected to measure the fair value using the practical expedient. This accounting guidance is effective for the Company beginning in the first quarter of Fiscal 2017, with early adoption permitted. The Company does not expect the application of ASU 2015-07 to have a significant impact on the results of operations or financial position and to only effect the Company's disclosures.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (ASU 2015-11), which amended the guidance requiring companies not using the last-in, first-out (LIFO) method to measure inventory at the lower of cost and net realizable value rather than the lower of cost or market. This accounting guidance is effective for the Company beginning in the first quarter of Fiscal 2017, with early adoption permitted. The Company does not expect the application of ASU 2015-11 to have a significant impact on the results of operations or financial position.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which amended the guidance requiring companies to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. This accounting guidance simplifies the presentation of deferred income taxes, such that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This accounting guidance is effective for the Company beginning in the first quarter of Fiscal 2018. The Company is evaluating the impact that ASU 2015-17 will have on the Company's consolidated financial statements.
Note B – Inventories
The components of inventory as of October 31, 2015 and July 31, 2015, are as follows (millions of dollars):

	October 31, 2015	July 31, 2015
Raw materials	$111.9	$113.4
Work in process	27.0	22.6
Finished products	146.9	129.0
Total inventories	$285.8	$265.0
Note C – Accounting for Stock-Based Compensation
Stock-based compensation expense is recognized using the fair-value method for all awards. The Company determines the fair value of its option awards using the Black-Scholes option pricing model. Options granted are priced at the fair market value of the Company's stock on the date of grant. There were no stock options awarded during the first quarter of Fiscal 2016. The weighted average fair value for options granted during the three months ended October 31, 2014, was $3.05 per share. For the three months ended October 31, 2015 and 2014, the Company recorded pre-tax stock-based compensation expense associated with stock options of $1.1 million and $1.3 million, respectively, and recorded $0.3 million and $0.4 million, respectively, of related tax benefit.
The following table summarizes stock option activity during the nine months ended October 31, 2015:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at July 31, 2015	7,191,442	$29.38
Granted	—	—
Exercised	(85,599)	18.89
Canceled	(128,356)	37.77
Outstanding at October 31, 2015	6,977,487	$29.36
The total intrinsic value of options exercised during the three months ended October 31, 2015 and 2014, was $1.0 million and $5.7 million, respectively.
The following table summarizes information concerning outstanding and exercisable options as of October 31, 2015:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.00 to $17.69	1,296,997	1.78	$17.10	1,296,997	$17.10
$17.70 to $23.69	1,432,462	3.26	21.47	1,432,462	21.47
$23.70 to $29.69	803,268	5.09	29.12	803,268	29.12
$29.70 to $35.69	1,668,317	6.44	34.22	1,418,936	34.32
$35.70 and above	1,776,443	8.52	40.21	312,549	41.86
	6,977,487	5.29	29.36	5,264,212	26.24

At October 31, 2015, the aggregate intrinsic value of options outstanding and exercisable was $30.4 million and $30.4 million, respectively.
As of October 31, 2015, there was $5.9 million of total unrecognized compensation expense related to non-vested stock options granted under the 2010 Master Stock Incentive Plan. This unvested expense is expected to be recognized during the remainder of Fiscal Years 2016, 2017, and 2018.
Note D – Net Earnings Per Share
The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods. For the three months ended October 31, 2015 and 2014, there were 3,430,274 and 884,900 options excluded from the diluted net earnings per share calculation.
The following table presents information necessary to calculate basic and diluted net earnings per common share (millions, except per share amounts):

	Three Months Ended October 31,
	2015	2014
Weighted average shares - basic	133.9	139.6
Common share equivalents	1.0	1.9
Weighted average shares - diluted	134.9	141.5
Net earnings for basic and diluted earnings per share computation	$38.5	$55.9
Net earnings per share - basic	$0.29	$0.40
Net earnings per share - diluted	$0.29	$0.40
Note E – Shareholders’ Equity
The Company’s Board of Directors authorized the repurchase of up to 14.0 million shares of common stock on May 29, 2015. During the three months ended October 31, 2015, the Company repurchased 2,070,000 shares for $68.0 million at an average price of $32.85 per share. As of October 31, 2015, the Company had remaining authorization to repurchase up to 10.9 million shares.
On November 20, 2015, the Company's Board of Directors declared a cash dividend in the amount of 17.0 cents per common share, payable to stockholders of record on December 8, 2015. The dividend is payable on December 23, 2015.

Note F – Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component are as follows (millions of dollars):

	Foreign currency translation adjustment (a)	Pension benefits		Derivative financial instruments		Total
Balance as of July 31, 2015, net of tax	$(70.8)	$(90.6)		$(0.6)		$(162.0)
Other comprehensive (loss) income before reclassifications and tax	(10.6)	(9.1)		(1.2)		(20.9)
Tax benefit (expense)	—	3.4		0.4		3.8
Other comprehensive (loss) income before reclassifications, net of tax	$(10.6)	$(5.7)		$(0.8)		(17.1)
Reclassifications, before tax	—	6.9		0.3		7.2	(d)
Tax benefit (expense)	—	(2.2)		(0.1)		(2.3)
Reclassifications, net of tax	—	4.7	(b)	0.2	(c)	4.9
Other comprehensive (loss) income, net of tax	(10.6)	(1.0)		(0.6)		(12.2)
Balance at October 31, 2015, net of tax	$(81.4)	$(91.6)		$(1.2)		$(174.2)

Balance as of July 31, 2014, net of tax	$48.3	$(94.0)		$(0.1)		$(45.8)
Other comprehensive (loss) income before reclassifications and tax	(42.8)	3.2		1.6		(38.0)
Tax benefit (expense)	—	(0.6)		(0.6)		(1.2)
Other comprehensive (loss) income before reclassifications, net of tax	$(42.8)	$2.6		$1.0		(39.2)
Reclassifications, before tax	—	2.0		—		2.0	(d)
Tax benefit (expense)	—	0.3		—		0.3
Reclassifications, net of tax	—	2.3	(b)	—	(c)	2.3
Other comprehensive (loss) income, net of tax	(42.8)	4.9		1.0		(36.9)
Balance at October 31, 2014, net of tax	$5.5	$(89.1)		$0.9		$(82.7)

(a)	Taxes are not provided on cumulative translation adjustments as substantially all translation adjustments relate to earnings that are intended to be indefinitely reinvested outside the U.S.

(b)
Primarily includes net amortization of prior service costs and actuarial losses included in net periodic benefit cost (see Note K) that were reclassified from accumulated other comprehensive loss to operating expenses or cost of sales.

(c)	Relates to foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to other income, net (see Note L).

(d)	Reclassification adjustments out of accumulated other comprehensive income for the three months ended October 31, 2015 and 2014, were not material.

Note G – Segment Reporting
The Company has identified two reportable segments: Engine Products and Industrial Products. Segment selection was based on the internal organization structure, management of operations, and performance evaluation by management and the Company’s Board of Directors. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, such as interest income and interest expense. The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report the operating profit and other financial information shown below. Segment detail is summarized as follows (millions of dollars):

	Three Months Ended, October 31
	2015	2014	Change
Net Sales
Engine Product segment	$346.6	$390.7	(11.3)%
Industrial Product segment	191.4	205.8	(7.0)
Total	$538.0	$596.5	(9.8)%

Earnings Before Income Taxes
Engine Product segment	$36.0	$53.1	(32.2)%
Industrial Product segment	24.0	27.6	(13.0)
Corporate & Unallocated	(6.6)	(3.4)	—
Total	$53.4	$77.3	(30.9)%
There were no Customers that accounted for over 10 percent of net sales for the three months ended October 31, 2015 or 2014. There were no Customers that accounted for over 10 percent of gross accounts receivable as of October 31, 2015 or 2014.
Note H – Goodwill and Other Intangible Assets
Goodwill is assessed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company performed an impairment assessment during the third quarter of Fiscal 2015. The results of this assessment showed that the estimated fair values of the reporting units to which goodwill is assigned continued to exceed the corresponding carrying values of the respective reporting units resulting in no goodwill impairment. Following is a reconciliation of goodwill for the three months ended October 31, 2015 (millions of dollars):

	Engine Products	Industrial Products	Total Goodwill
Balance as of July 31, 2015	$71.0	$152.7	$223.7
Goodwill acquired	5.4	(0.3)	5.1
Foreign exchange translation	—	(0.2)	(0.2)
Balance as of October 31, 2015	$76.4	$152.2	$228.6
As of October 31, 2015 and July 31, 2015, other intangible assets were 43.3 million and 37.9 million, respectively. Intangible assets increased during the year due to the acquisition of Engineered Products Company (EPC) intangibles of $7.0 million, offset by amortization of existing assets of $1.5 million, and a $1.1 million foreign exchange translation decrease. Refer to Note O for further discussion of the EPC acquisition.
Note I – Guarantees
The Company and Caterpillar Inc. equally own the shares of Advanced Filtration Systems Inc. (AFSI), an unconsolidated joint venture, and guarantee certain debt of the joint venture. As of October 31, 2015, AFSI had $25.5 million of outstanding debt, of which the Company guarantees half. The Company recorded a $1.2 million loss and $0.9 million of earnings from this equity method investment during the three months ended October 31, 2015 and 2014, respectively. During the three months ended October 31, 2015 and 2014, the Company also recorded royalty income of $1.8 million and $1.7 million, respectively, related to AFSI.
As of October 31, 2015, the Company had a contingent liability for standby letters of credit totaling $7.8 million that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of insurance contract terms as detailed in each letter of credit. At October 31, 2015, there were no amounts drawn upon these letters of credit.
Note J – Warranty
The Company estimates warranty expense using quantitative measures based on historical warranty claim experience and evaluation of specific Customer warranty issues. Following is a reconciliation of warranty reserves for the three months ended October 31, 2015 and 2014 (millions of dollars):

	October 31,
	2015	2014
Beginning balance	$8.6	$9.0
Accruals for warranties issued during the reporting period	1.3	0.9
Accruals related to pre-existing warranties (including changes in estimates)	2.2	(0.5)
Less settlements made during the period	(0.5)	(1.3)
Ending balance	$11.6	$8.1
While the current quarter included increased warranty costs, there were no individually significant specific warranty matters accrued for in the periods ended October 31, 2015 or 2014. The Company’s warranty matters are not expected to have a material impact on our results of operations, liquidity, or financial position.
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
Net periodic pension costs for the Company’s pension plans include the following components (millions of dollars):

	Three Months Ended October 31,
	2015	2014
Net periodic cost:
Service cost	$4.6	$5.1
Interest cost	4.8	4.8
Expected return on assets	(7.3)	(7.3)
Prior service cost and transition amortization	0.1	0.1
Actuarial loss amortization	2.1	1.8
Net periodic benefit cost	$4.3	$4.5
The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. For the three months ended October 31, 2015, the Company made contributions of $0.8 million to its non-U.S. pension plans and $0.3 million to its U.S. pension plans. The minimum funding requirement for the Company’s U.S. plans for Fiscal 2016 is $10.8 million. Per the Pension Protection Act of 2006, this obligation can be met with existing credit balances that resulted from payments above the minimum obligation in prior years. The Company plans to utilize existing credit balances to meet the minimum obligation for Fiscal 2016. The Company currently estimates that it will contribute an additional $3.2 million to its non-U.S. pension plans during the remainder of Fiscal 2016.
In July 2013, the Company adopted a sunset freeze on its U.S. salaried pension plan. Effective August 1, 2013, there are no longer any new entrants into the plan. Effective August 1, 2016, Employees hired prior to August 1, 2013, will no longer continue to accrue Company contribution credits under the plan. Additionally, in July 2013, the Company announced that Employees hired on or after August 1, 2013, will also be eligible for a 3.0 percent annual Company retirement contribution in addition to the Company’s 401(k) match. Effective August 1, 2016, Employees hired prior to August 1, 2013, will be eligible for the 3.0 percent annual Company retirement contribution.

Note L – Fair Values
At October 31, 2015 and July 31, 2015, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, long-term debt, and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximated carrying values because of the short-term nature of these instruments. As of October 31, 2015, the estimated fair value of long-term debt with fixed interest rates was $376.9 million compared to the carrying value of $375.0 million. The fair value is estimated by discounting projected cash flows using the rate that similar amounts of debt could currently be borrowed, which is classified as Level 2 in the fair value hierarchy.
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
The following summarizes the Company’s fair value of outstanding derivatives at October 31, 2015 and July 31, 2015, on the balance sheets (millions of dollars):

	Significant Other Observable Inputs (Level 2)*
	October 31, 2015	July 31, 2015
Asset derivatives recorded under the caption Prepaids and other current assets
Foreign exchange contracts	$3.0	$3.6

Liability derivatives recorded under the caption Other current liabilities
Foreign exchange contracts	(2.9)	(2.2)

Forward exchange contracts - net asset (liability) position	$0.1	$1.4

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

Note N – Income Taxes
The effective tax rate for the three months ended October 31, 2015, was 27.9 percent compared to 27.6 percent for the prior year first quarter. The increase in the Company’s effective tax rate for the three months ended October 31, 2015, was primarily due to non-recurring discrete tax benefits recorded in the prior year quarter.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to state and foreign income tax examinations by tax authorities for years before 2008. The United States Internal Revenue Service has completed examinations of the Company’s U.S. federal income tax returns through 2012.
At October 31, 2015, the total unrecognized tax benefits were $18.7 million and accrued interest and penalties on these unrecognized tax benefits were $2.0 million. The Company recognizes accrued interest related to unrecognized tax benefits in income tax expense. If the Company were to prevail on all unrecognized tax benefits recorded, substantially all of the unrecognized tax benefits would benefit the effective tax rate. With an average statute of limitations of about 5 years, up to $1.1 million of the unrecognized tax benefits could potentially expire in the next 12 month period unless extended by an audit. It is possible that quicker than expected settlement of either current audits, future audits, or disputes would cause additional reversals of previously recorded reserves in the next 12 month period. Quantification of an estimated range and timing of future audit settlements cannot be made at this time.
Note O – Acquisitions
On August 31, 2015, the Company announced that it had acquired 100 percent of the shares of Engineered Products Company, a leading designer and manufacturer of indicators, gauges, switches and sensors for engine air and liquid filtration systems. Founded in 1977, Engineered Products generates annual sales of approximately $9.0 million through its Filter Minder® brand.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company is a worldwide manufacturer of filtration systems and replacement parts. The Company’s core strengths are leading filtration technology, strong Customer relationships, and its global presence. Products are manufactured at 43 plants around the world and through three joint ventures.
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
Overview
The Company reported diluted net earnings per share of $0.29 for the first quarter of Fiscal 2016, which includes restructuring charges of $7.5 million, down from $0.40 in the same period of the prior year. Net earnings for the current quarter were $38.5 million, compared to $55.9 million in the three months ended October 31, 2014. The Company reported sales in the first quarter of Fiscal 2015 of $538.0 million, a decrease of 9.8 percent from $596.5 million in the first quarter of the prior year. The impact of foreign currency translation decreased reported sales by $37.4 million, or 6.3 percent, in the quarter. Excluding the impact of foreign currency, sales in the first quarter decreased 3.6 percent, reflecting a 5.4 percent decline in Engine Products combined with flat sales in Industrial Products.
The Company’s operating margin for the quarter was 10.3 percent, which includes $7.5 million of restructuring charges and investigation related costs of $2.6 million. For additional information, refer to the gross margin and operating expenses discussions in the Results of Operations section below.
Results of Operations
The Company’s overall sales decreased compared to the first quarter of the prior year by 9.8 percent. The Company saw some weakening in demand for replacement filters in the most recent quarter, continued slowdown in demand from OEM Customers, and many of its end-markets that are dependent on capital spending remain weak. The decrease compared to the prior year was primarily driven by a 9.5 percent decrease in the Company's Engine Aftermarket Products sales, a 25.5 percent decrease in Engine Off-Road Product sales, a 22.0 percent decrease in Gas Turbine Systems sales, a 3.1 percent decrease in Industrial Filtration Solutions Products sales, and a 8.0 percent decrease in Industrial Special Applications sales. Sales decreased in the Americas by $28.7 million, or 9.6 percent, by $20.1 million in Europe, or 12.0 percent, and by $7.7 million, or 6.5 percent, in Asia compared to the first quarter prior year.
The impact of foreign currency translation during the first quarter of Fiscal 2016 decreased net sales by $37.4 million, or 6.3 percent, from the prior year first quarter. Worldwide sales for the first quarter of Fiscal 2016, excluding the impact of foreign currency translation, decreased 3.6 percent from the first quarter of the prior year. The impact of foreign currency translation decreased net earnings by $3.0 million, or 5.4 percent for the three months ended October 31, 2015, respectively.
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
Following is a reconciliation to the most comparable U.S. GAAP financial measure of these non-U.S. GAAP financial measures (millions of dollars):

	Three Month Period
	Net Sales	Percent Change in Net Sales
Period ended October 31, 2013	$599.4	NA
Net sales change, excluding
foreign currency translation impact	8.2	1.4%
Foreign currency translation impact	(11.1)	(1.9)
Period ended October 31, 2014	$596.5	(0.5)%

Net sales change, excluding
foreign currency translation impact	(21.1)	(3.6)%
Foreign currency translation impact	(37.4)	(6.3)
Period ended October 31, 2015	$538.0	(9.8)%

	Three Month Period
	Net Earnings	Percent Change in Net Earnings
Period ended October 31, 2013	$61.6	NA
Net earnings change, excluding
foreign currency translation impact	(4.5)	(7.4)%
Foreign currency translation impact	(1.2)	(1.9)
Period ended October 31, 2014	$55.9	(9.3)%

Net earnings change, excluding
foreign currency translation impact	$(14.4)	(25.8)%
Foreign currency translation impact	(3.0)	(5.4)
Period ended October 31, 2015	$38.5	(31.2)%
Gross margin was 33.1 percent for the quarter compared to prior year margin of 35.0 percent. The decreases were driven primarily by restructuring charges of $3.2 million and the transactional impact from foreign exchange. These were partially offset by the impact of our Continuous Improvement initiatives.
Purchased raw materials represent approximately 60 to 65 percent of the Company’s cost of sales. Of that amount, steel and aluminum, including fabricated parts, represents approximately 25 percent. Filter media represents approximately 20 percent of spend. Petroleum-based products, including plastics, adhesives, resins, and rubber represent approximately 20 percent of total spend, and the remainder of the spend is made up of packaging, mechanical and electrical components, and finished filters. The cost the Company paid for steel and aluminum during the three months that ended October 31, 2015, varied by grade, but in the aggregate decreased as compared to the same period in the prior year. The Company's cost of filter media also varies by type, and there were some fluctuations during the quarter, but overall costs were flat as compared to the first quarter prior year. The cost of petroleum-based products (plastics, rubber and adhesives) was down over the prior year quarter with plastics representing the largest portion of the decrease. The Company anticipates favorable impact from the commodity prices throughout Fiscal 2016, as compared to Fiscal 2015, specifically for steel and petroleum-based products, based on recent market information. On an ongoing basis, the Company strives to offset any negative variability in commodity prices through selective price increases to its Customers and through the Company's Continuous Improvement initiatives, which include material substitutions, process improvements, and product redesigns.
Operating expenses were $122.6 million for the first quarter, down 7.2 percent from $132.1 million in the prior year period. As a percent of sales, operating expenses for the first quarter were 22.8 percent, up from 22.1 percent of sales during the prior year quarter. The increase in operating expenses as a percent of sales was primarily due to softer-than-expected sales, restructuring charges of $4.3 million, investigation related expenses of $2.6 million, and higher than typical warranty costs. These were partially offset by the benefits of prior restructuring actions and disciplined management of discretionary expenses.
Other income, net for the first quarter of Fiscal 2016, totaled $2.9 million, compared to $3.8 million in the first quarter of the prior year. The decrease for the first quarter compared to the prior year first quarter was primarily due to a $2.3 million loss in joint venture income, offset by foreign exchange gains of $1.4 million.

The effective tax rate for the three months ended October 31, 2015, was 27.9 percent compared to 27.6 percent for the prior year first quarter. The increase in the Company’s effective tax rate for the three months ended October 31, 2015, was primarily due to non-recurring discrete tax benefits recorded in the prior year quarter.
Operations by Segment
Following is financial information for the Company’s Engine and Industrial Products segments. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments and interest income and expense. Segment detail is summarized as follows (millions of dollars):

	Three Months Ended, October 31
	2015	2014	Change
Net Sales
Engine Product segment	$346.6	$390.7	(11.3)%
Industrial Product segment	191.4	205.8	(7.0)
Total	$538.0	$596.5	(9.8)%

EBIT
Engine Product segment	$36.0	$53.1	(32.2)%
Industrial Product segment	24.0	27.6	(13.0)
Corporate & Unallocated	(6.6)	(3.4)	—
Total	$53.4	$77.3	(30.9)%
Following are net sales by product within the Engine and Industrial Products segments (millions of dollars):

	Three Months Ended October 31,
	2015	2014	Change
Engine Products segment:
Off-Road Products	$54.8	$73.5	(25.5)%
On-Road Products	35.8	36.8	(2.7)
Aftermarket Products*	232.2	256.5	(9.5)
Aerospace and Defense Products	23.8	23.9	(0.2)
Total Engine Products segment	$346.6	$390.7	(11.3)%

Industrial Products segment:
Industrial Filtration Solutions Products	$126.5	$130.5	(3.1)%
Gas Turbine Products	24.2	31.1	(22.0)
Special Applications Products	40.7	44.2	(8.0)
Total Industrial Products segment	$191.4	$205.8	(7.0)%

Total Company	$538.0	$596.5	(9.8)%

*	Includes replacement part sales to the Company’s OEM Engine Products Customers.
Engine Products Segment For the first quarter of Fiscal 2016, worldwide Engine Products sales were $346.6 million, a decrease of 11.3 percent from $390.7 million in the first quarter of the prior year. This decrease was driven by a 9.5 percent decrease in Aftermarket Products, due to weakness in the mining, oil and gas, and agricultural equipment markets, along with a 25.5 percent decrease in Off-Road Products, due to weaker conditions in the global agriculture, Asia Pacific construction, and global mining markets. On-Road Products decreased during the first quarter of Fiscal 2016 by 2.7 percent when compared to the first quarter of the prior year. Sales in Americas, Europe, and Asia decreased by 10.2 percent, 14.5 percent, and 9.3 percent, respectively, compared to the same period in the prior year. The impact of foreign currency translation during the first quarter of Fiscal 2016 decreased sales by $23.0 million or 5.9 percent.

For the three months ended October 31, 2015, earnings before income taxes as a percentage of Engine Product segment sales were 10.4 percent, a decrease from 13.6 percent in the prior year period. The current year earnings before income taxes includes restructuring charges of $5.0 million.
Worldwide sales of Off-Road Products in the current quarter were $54.8 million, a decrease of 25.5 percent from $73.5 million in the first quarter of the prior year. Sales of Off-Road Products were down 32.3 percent from the first quarter of the prior year in Europe, 22.2 percent in the Americas, and 20.2 percent in Asia. In local currency sales decreased $14.9 million, or 20.3 percent. For the three months ended October 31, 2015, the sales decreases were driven by a continued weakness in the agriculture equipment and Asia Pacific construction equipment markets, with decreased build rates in all regions, continued softness in the global mining equipment markets, and the negative impacts of foreign currency translation.
Worldwide sales of On-Road Products in the current quarter were $35.8 million, a decrease of 2.7 percent from $36.8 million in the first quarter of the prior year. Sales decreased 17.8 percent in Europe, partially offset by a 1.5 percent increase in the Americas and a 1.6 percent increase in Asia. For the three months ended October 31, 2015, sales decreases due to reductions in Customer new truck build rates. In local currency, sales increased $0.9 million, or 2.5 percent.
Worldwide sales of Aftermarket Products in the current quarter were $232.2 million, a decrease of 9.5 percent from $256.5 million in the first quarter of the prior year. Aftermarket Products sales decreased 10.6 percent in the Americas, 6.5 percent in Europe, and 7.8 percent in Asia. Sales decreased in the quarter mainly due to weakness in the mining, oil and gas, and agricultural equipment markets. In local currency, sales decreased $8.2 million or 3.2 percent. PowerCore proprietary replacement filter sales increased $1.6 million in the three month period, which was an increase of 3.9 percent, from the prior year period.
Worldwide sales of Aerospace and Defense Products were $23.8 million, a decrease of 0.2 percent from $23.9 million in the first quarter of the prior year. Sales decreased 0.6 percent in the Americas and 18.6 percent in Asia, partially offset by a 1.4 percent increase in Europe. For the three months ended October 31, 2015, the sales decreases were primarily due to the negative impacts of foreign currency translation compared to the prior year period. In local currency, sales increased $1.0 million, or 4.1 percent, mostly driven by growth in sales in Europe of $1.1 million, or 16.6 percent, compared to the same period prior year.
Industrial Products Segment For the current quarter, worldwide sales in the Industrial Products segment were $191.4 million, a decrease of 7.0 percent from $205.8 million in the first quarter of the prior year. The decrease was driven by a 22.0 percent decrease in Gas Turbine Products, along with a decrease in Industrial Filtration Solutions of 3.1 percent and 8.0 percent decrease in Special Applications sales. The impact of foreign currency translation during the first quarter of Fiscal 2016 decreased sales by $14.4 million, or 7.0 percent. In local currency worldwide sales were flat.
For the three months ended October 31, 2015, earnings before income taxes as a percentage of sales were 12.5 percent, a decrease from 13.4 percent in the prior year period. The current year earnings before income taxes includes restructuring charges of $2.5 million.
Worldwide sales of Industrial Filtration Solutions Products in the current quarter were $126.5 million, a decrease of 3.1 percent from $130.5 million in the prior year. Sales decreased 11.0 percent in Europe partially offset by a 3.4 percent increase in the Americas. Sales in the Asia markets were flat. However, in local currency sales increased $5.2 million when compared to prior year due to increased equipment sales in all regions.
Worldwide sales of the Company’s Gas Turbine Products in the first quarter were $24.2 million, a decrease of 22.0 percent compared to sales of $31.1 million in the prior year quarter. Sales decreased by 38.1 percent and 37.2 percent in the Americas and Asia, respectively, partially offset by a 2.9 percent increase in Europe. In local currency, sales decreased $5.1 million. Gas Turbine Products sales are typically large systems and, as a result, the Company's shipments and revenues fluctuate from period to period.
Worldwide sales of Special Application Products were $40.7 million in the current quarter, a decrease of 8.0 percent from $44.2 million in the prior year quarter. Sales decreased by 33.4 percent in the Americas, 2.3 percent in Asia, and 9.1 percent in Europe from the prior year period. For the three months ended October 31, 2015, sales were driven by a worldwide decrease in demand for the Company’s membranes products. In local currency, sales decreased $0.2 million compared to the same period in the prior year.
Liquidity and Capital Resources
During the first three months of Fiscal 2016, $57.9 million of cash was generated from operating activities, compared with $49.3 million in the prior year period. The increase in cash generated from operating activities of $8.6 million was primarily attributable to $8.2 million of lower compensation payments in the current period.
In the first three months of Fiscal 2016, operating cash flows, cash on hand, and credit lines were used to repurchase 2.1 million shares of treasury stock for $68.0 million, to make $21.5 million in capital investments, to pay $22.7 million in dividends, and to acquire Engineered Product Company. For additional information regarding share repurchases see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”
At the end of the first quarter, the Company held $197.9 million in cash and cash equivalents, up from $189.9 million at July 31, 2015. Short-term investments were $9.9 million compared to $27.5 million at July 31, 2015. Short-term investments may change quarter to quarter based on maturity dates of existing investments and the Company’s outlook of cash needs, and available access to liquidity. The amount of unused lines of credit as of October 31, 2015, was approximately $421.0 million. Long-term debt of $389.3 million at October 31, 2015, slightly increased from $389.2 million at July 31, 2015. Long-term debt represented 34.5 percent of total long-term capital, defined as long-term debt plus total shareholders’ equity, compared to 33.3 percent at July 31, 2015.
The majority of the Company’s cash and cash equivalents and short-term investments are held by its foreign subsidiaries as over half of the Company’s earnings occur outside the U.S. Most of these funds are considered permanently reinvested outside the U.S., and will only be repatriated when it is tax effective to do so, as the cash generated from U.S. operations and the Company’s access to liquidity is anticipated to be sufficient for the U.S cash needs. On September 24, 2015, the Company repatriated $20.3 million, or €18.0 million, of cash held by its foreign subsidiaries in the form of a cash dividend. Additionally, on September 30, 2015, the Company repatriated $5.2 million of cash held by its foreign subsidiaries in the form of a cash dividend. These dividends represented a portion of the total planned dividends for Fiscal 2016. The Company anticipates the net tax impact of the Fiscal 2016 dividends to be tax neutral.
The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. The Company may elect to make additional contributions up to the maximum tax deductible contribution. For the three months ended October 31, 2015, the Company made contributions of $0.8 million to its non-U.S. pension plans and $0.3 million to its U.S. pension plans. The minimum funding requirement for the Company’s U.S. plans for Fiscal 2016 is $10.8 million. Per the Pension Protection Act of 2006, this obligation can be met with existing credit balances that resulted from payments above the minimum obligation in prior years. The Company plans to utilize existing credit balances to meet the minimum obligation for Fiscal 2016. The Company currently estimates that it will contribute an additional $3.2 million to its non-U.S. pension plans during the remainder of Fiscal 2016.
The following table summarizes the Company’s contractual obligations as of October 31, 2015 (in millions):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$388.7	$—	$100.0	$13.7	$275.0
Capital lease obligations	1.6	1.3	0.3	—	—
Interest on long-term debt obligations	118.0	14.9	25.0	18.7	59.4
Operating lease obligations	29.2	11.2	13.9	3.8	0.3
Purchase obligations (1)	112.2	103.0	8.5	0.7	—
Pension and deferred compensation (2)	123.2	18.4	15.4	14.8	74.6
Total (3)	$772.9	$148.8	$163.1	$51.7	$409.3

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

On October 31, 2015, the Company had a contingent liability for standby letters of credit totaling $7.8 million that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of insurance contract terms as detailed in each letter of credit. As of October 31, 2015, there were no amounts drawn upon these letters of credit.
On October 28, 2014, the Company entered into a First Amendment (Amendment) to its five-year, multi-currency revolving credit facility with a group of banks under which the Company may borrow up to $250.0 million. The Amendment increased the borrowing availability up to $400.0 million. The credit facility provides that loans may be made under a selection of currencies and rate formulas including Base Rate Loans or LIBOR Rate Loans. The interest rate on each advance is based on certain market interest rates and leverage ratios. Facility fees and other fees on the entire loan commitment are payable over the duration of this facility. As of October 31, 2015, there was $220.0 million borrowed under this facility. The multi-currency revolving facility contains debt covenants specifically related to maintaining a certain interest coverage ratio, and a certain leverage ratio as well as other covenants that, under certain circumstances, can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, create liens, and sell assets. Due to an investigation into revenue recognition in the Company's Gas Turbine Systems business, the Company was unable to provide audited financial statements to the group of banks who are lenders in the credit facility in the required 90 day time period. On October 28, 2015, the Company obtained waivers for the covenants to provide audited statements within 90 days of year-end so long as they are provided by December 28, 2015. The Company has since provided the financial statements to the group of banks and expects to remain in compliance with the above mentioned covenants.
On April 16, 2015, the Company entered into a First Supplement to Note Purchase Agreement (First Supplement), dated April 16, 2015, with a group of institutional investors, which supplements a Note Purchase Agreement, dated March 27, 2014. Pursuant to the First Supplement, the Company issued $25.0 million of senior unsecured notes due April 16, 2025, and $125.0 million senior unsecured notes due June 17, 2030. The debt was issued at face value and bears interest payable semi-annually at an annual rate of interest of 2.93 percent. The proceeds from the notes were primarily used to refinance existing debt, and were also used for general corporate purposes. The notes contain debt covenants specifically related to maintaining a certain leverage ratio as well as other covenants that, under certain circumstances, can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, create liens, and sell assets. As of October 31, 2015, the Company was in compliance with all such covenants.
The Company has two uncommitted credit facilities in the U.S., which provide unsecured borrowings for general corporate purposes. At October 31, 2015 and 2014, there was $41.7 million and $42.9 million available for use, respectively, under these two facilities. There was $23.3 million outstanding at October 31, 2015, and $22.1 million outstanding at October 31, 2014. The weighted average interest rate on the short-term borrowings outstanding at October 31, 2015, was 1.00 percent.
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
Critical Accounting Policies
There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2015.
Outlook
Donaldson expects Fiscal 2016 adjusted EPS to be between $1.49 and $1.69. Fiscal 2016 GAAP EPS is expected to be approximately 6 cents lower than adjusted EPS, reflecting the full-year impact from restructuring charges and investigation related costs of 5 cents and 1 cent, respectively. GAAP guidance does not reflect any potential future costs related to the independent investigation, which was completed in November 2015.
Donaldson's full year 2016 guidance reflects:

▪
Sales between $2.2 billion and $2.3 billion, or 3 percent to 7 percent below last year, compared with prior guidance for sales to be approximately equal to last year. In local currency, sales are now expected in a range between flat and a decline of 4 percent compared with fiscal 2015.

◦	Based on a forecast of the euro at US$1.09 and 124 yen to the US$, foreign currency translation is expected to negatively impact full-year 2016 sales by approximately $80 million.

▪	Adjusted operating margin in a range between 12.9 percent and 13.7 percent, in line with prior guidance.

▪	An effective income tax rate between 26.0 percent and 28.0 percent, compared with prior guidance of 26.5 percent to 28.5 percent.

▪	Repurchasing between 2 percent and 4 percent of outstanding shares.

SAFE HARBOR STATEMENT UNDER THE SECURITIES REFORM ACT OF 1995
The Company, through its management, may make forward-looking statements reflecting the Company’s current views with respect to future events and financial performance. These forward-looking statements, which may be included in reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended July 31, 2015, which could cause actual results to differ materially from historical results or those anticipated. The words or phrases “will likely result,” “are expected to,” “will continue,” “estimate,” “project,” “believe,” “expect,” “anticipate,” “forecast” and similar expressions are intended to identify forward-looking statements within the meaning of Section 21e of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995 (PSLRA). In particular, the Company desires to take advantage of the protections of the PSLRA in connection with the forward-looking statements made in this Quarterly Report on Form 10-Q, including those contained in the “Outlook” section of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact are forward-looking statements. These statements do not guarantee future performance.
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. In addition, the Company wishes to advise readers that the factors listed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended July 31, 2015, as well as other factors, could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed. These factors include, but are not limited to, world economic factors and the ongoing economic uncertainty, currency fluctuations, commodity prices, political factors, the Company’s international operations, highly competitive markets, governmental laws and regulations, including the impact of the various economic stimulus and financial reform measures, potential global events resulting in market instability including financial bailout and defaults of sovereign nations, military and terrorist activities, including political conditions where we do business, health outbreaks, natural disasters, and other factors included in Item 1A of the Company’s Annual Report on Form 10-K for the year ended July 31, 2015. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in the reported market risk of the Company since July 31, 2015. See further discussion of these market risks in the Company’s Annual Report on Form 10-K for the year ended July 31, 2015.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of October 31, 2015 (the Evaluation Date), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. This conclusion was reached as a result of a material weakness in the Company’s internal control over financial reporting described below.
As previously disclosed in the Company's 2015 Annual Report on Form 10-K, the Company did not maintain effective controls over recognition of revenue in its European Gas Turbine Products business. Specifically, transactions were not recorded in the proper period because the design of the controls did not contemplate effective review of delivery terms associated with Gas Turbine Products business projects revenue and the fulfillment of certain contractual terms by the Company was not sufficiently verified by reference to independent third party documentation.
The financial statement errors that arose because of the identified material weakness resulted in the revision of previously reported interim financial statements for the quarters ended January 31, 2015 and April 30, 2015. Management concluded that the material weakness described above continued to exist as of October 31, 2015, and could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected on a timely basis.
Notwithstanding the material weakness described above, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control over Financial Reporting
Other than the changes noted in the Remediation Plan section below related to the control over the European Gas Turbine Products, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the current quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Remediation Plan
Management has executed its remediation plan to address the material weakness identified above. Specifically, management implemented changes, including enhancement of existing controls, to ensure European Gas Turbine Products revenue is recognized in the appropriate period, and took multiple disciplinary actions, including termination of certain employees. In addition, a training program was implemented to provide clarity on the Company’s policies and procedures for proper revenue recognition. Improvements implemented during the quarter ended October 31, 2015, to the control activities associated with the European Gas Turbine Products business projects revenue included:

·	Thorough review and approval by management of all delivery terms on gas turbine projects.

·	Expanded use of third party documents for support of the decision as to when recognition of revenue is appropriate.

·	The utilization of standard forms for determining and documenting the revenue recognition decision.

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
There are inherent risks and uncertainties associated with the Company’s global operations that involve the manufacturing and sale of products for highly demanding Customer applications throughout the world. These risks and uncertainties could adversely affect the Company’s operating performances or financial condition. The “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended July 31, 2015, includes a discussion of these risks and uncertainties.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the quarterly period ended October 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
August 1 - August 31, 2015	1,759,239	$33.13	1,759,239	11,284,960
September 1 - September 30, 2015	318,590	31.20	310,761	10,974,199
October 1 - October 31, 2015	—	—	—	10,974,199
Total	2,077,829	$32.84	2,070,000	10,974,199

(1)
On May 29, 2015, the Company announced that the Board of Directors authorized the repurchase of up to 14.0 million shares of common stock. This repurchase authorization, which is effective until terminated by the Board of Directors, replaced the existing authority for repurchase of 15.0 million shares of common stock that was authorized on September 27, 2013. There were no repurchases of common stock made outside of the Company's current repurchase authorization during the quarter ended October 31, 2015. However, the "Total Number of Shares Purchased" column of the table above includes 7,829 previously owned shares tendered by option holders in payment of the exercise price of options during the quarter. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding of taxes due as a result of exercising stock options or payment of equity-based awards,

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

*4-A – Preferred Stock Amended and Restated Rights Agreement between Registrant and Wells Fargo Bank, N.A., as Rights Agent, dated as of January 27, 2006 (Filed as Exhibit 4-A to 2011 Form 10-K Report)

31-A – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31-B – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 – Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 – The following information from the Donaldson Company, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2015 as filed with the Securities and Exchange Commission, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) The Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

DONALDSON COMPANY, INC.
(Registrant)

Date: December 4, 2015	By:	/s/ Tod E. Carpenter
Tod E. Carpenter President and Chief Executive Officer (duly authorized officer)

Date: December 4, 2015	By:	/s/ James F. Shaw
James F. Shaw Vice President, Chief Financial Officer (principal financial officer)

Date: December 4, 2015	By:	/s/ Melissa A. Osland
Melissa A. Osland Corporate Controller (principal accounting officer)