Form 10-Q
period 2016-01-31
DONALDSON CO INC
filed 2016-03-10
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2016 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.
Commission File Number 1-7891
DONALDSON COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
☐ Yes ☒No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $5 Par Value - 132,940,932 shares as of February 29, 2016.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
Net sales	$517.2	$588.5	$1,055.2	$1,185.0
Cost of sales	346.4	385.4	706.3	772.8
Gross profit	170.8	203.1	348.9	412.2
Operating expenses	117.1	137.3	239.7	269.4
Operating income	53.7	65.8	109.2	142.8
Interest expense	5.5	3.7	10.5	7.2
Other income, net	(1.2)	(3.3)	(4.1)	(7.1)
Earnings before income taxes	49.4	65.4	102.8	142.7
Income taxes	11.4	17.4	26.3	38.8
Net earnings	$38.0	$48.0	$76.5	$103.9

Weighted average shares - basic	133.7	138.0	133.8	138.8
Weighted average shares - diluted	134.4	139.7	134.7	140.6
Net earnings per share - basic	$0.28	$0.35	$0.57	$0.75
Net earnings per share - diluted	$0.28	$0.34	$0.57	$0.74
Dividends paid per share	$0.170	$0.165	$0.340	$0.330

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
Net earnings	$38.0	$48.0	$76.5	$103.9
Foreign currency translation loss	(18.8)	(53.7)	(29.4)	(96.5)
Net gain (loss) on hedging derivatives, net of deferred taxes of ($0.1), ($0.1), $0.2 and ($0.7), respectively	(0.1)	0.2	(0.7)	1.2
Pension and postretirement liability adjustment, net of deferred taxes of $9.5, ($4.1), $10.7 and ($4.4), respectively	(16.3)	7.3	(17.3)	12.2
Total comprehensive income	$2.8	$1.8	$29.1	$20.8

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars, except share amounts)
(Unaudited)

	January 31, 2016	July 31, 2015
Assets
Current assets
Cash and cash equivalents	$222.1	$189.9
Short-term investments	9.8	27.5
Accounts receivable, less allowance of $6.5 and $6.7	402.7	460.0
Inventories	274.8	265.0
Prepaids and other current assets	97.3	88.3
Total current assets	1,006.7	1,030.7
Property, plant, and equipment, at cost	1,149.4	1,128.1
Less accumulated depreciation	(677.6)	(657.5)
Property, plant, and equipment, net	471.8	470.6
Goodwill	228.5	223.7
Intangible assets, net	41.7	37.9
Other assets	40.2	46.6
Total assets	$1,788.9	$1,809.5

Liabilities and shareholders' equity
Current liabilities
Short-term borrowings	$261.4	$187.3
Current maturities of long-term debt	1.2	1.8
Trade accounts payable	150.1	179.2
Other current liabilities	174.8	192.3
Total current liabilities	587.5	560.6
Long-term debt	389.0	389.2
Deferred income taxes	3.3	12.5
Other long-term liabilities	103.3	68.5
Total liabilities	1,083.1	1,030.8
Shareholders' equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized,	—	—
none issued
Common stock, $5.00 par value, 240,000,000 shares authorized,
151,643,194 shares issued	758.2	758.2
Retained earnings	843.5	815.2
Non-controlling interest	4.0	3.9
Stock compensation plans	16.7	17.9
Accumulated other comprehensive loss	(209.4)	(162.0)
Treasury stock at cost, 18,712,985 and 17,044,950 shares at
January 31, 2016 and July 31, 2015, respectively	(707.2)	(654.5)
Total shareholders' equity	705.8	778.7
Total liabilities and shareholders' equity	$1,788.9	$1,809.5

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(Unaudited)

	Six Months Ended January 31,
	2016	2015
Operating Activities
Net earnings	$76.5	$103.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	36.6	37.4
Changes in operating assets and liabilities, excluding effect of acquisition	(16.1)	(69.4)
Tax benefit of equity plans	(1.8)	(5.4)
Stock compensation plan expense	5.3	7.7
Deferred taxes	(1.3)	(2.3)
Other, net	10.1	13.5
Net cash provided by operating activities	109.3	85.4

Investing Activities
Net expenditures on property, plant, and equipment	(42.8)	(51.0)
Proceeds from sale of short-term investments	18.0	87.5
Acquisitions, net of cash acquired	(12.9)	(96.6)
Net cash used in investing activities	(37.7)	(60.1)

Financing Activities
Purchase of treasury stock	(68.0)	(174.2)
Repayments of long-term debt	(0.7)	(1.3)
Change in short-term borrowings	73.1	137.2
Dividends paid	(45.2)	(45.7)
Tax benefit of equity plans	1.8	5.4
Exercise of stock options	5.0	8.1
Net cash used in financing activities	(34.0)	(70.5)
Effect of exchange rate changes on cash	(5.4)	(22.2)
Increase (decrease) in cash and cash equivalents	32.2	(67.4)
Cash and cash equivalents, beginning of year	189.9	296.4
Cash and cash equivalents, end of period	$222.1	$229.0

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note A – Summary of Significant Accounting Policies
Basis of Presentation The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and six month periods ended January 31, 2016, are not necessarily indicative of the results that may be expected for future periods. The year-end condensed balance sheet data was derived from the Company's audited financial statements but does not include all disclosures required by U.S. GAAP. For further information, refer to the Audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2015.
Revision of Previously Reported Interim Financial Statements During the second and third quarters of Fiscal 2015, revenue for certain transactions was accelerated and therefore inappropriately recognized in our European Gas Turbine Systems business through the alteration of documents by certain individuals with the intention to recognize revenue in periods earlier than would be allowable under U.S. GAAP. The Company assessed the impact of this inappropriately accelerated recognition and has chosen to correct these misstatements by revising previously issued Fiscal 2015 second and third quarter financial statements. The impact of these misstatements is included in the Fiscal 2015 amounts in the accompanying condensed consolidated financial statements, including applicable footnotes, and is summarized as follows (millions of dollars except per share amounts):

	Three Months Ended January 31, 2015			Six Months Ended January 31, 2015
	As Previously Reported	Effect of Revision	As Revised	As Previously Reported	Effect of Revision	As Revised
Net sales	$596.9	$(8.4)	$588.5	$1,193.4	$(8.4)	$1,185.0
Cost of sales	391.4	(6.0)	385.4	778.8	(6.0)	772.8
Gross profit	205.5	(2.4)	203.1	414.6	(2.4)	412.2
Operating income	68.2	(2.4)	65.8	145.2	(2.4)	142.8
Earnings before income taxes	67.8	(2.4)	65.4	145.1	(2.4)	142.7
Income taxes	18.2	(0.8)	17.4	39.6	(0.8)	38.8
Net earnings	$49.6	$(1.6)	$48.0	$105.5	$(1.6)	$103.9
Basic earnings per share	0.36	(0.01)	0.35	0.76	(0.01)	0.75
Diluted earnings per share	0.35	(0.01)	0.34	0.75	(0.01)	0.74
Comprehensive income	3.4	(1.6)	1.8	22.4	(1.6)	20.8
New Accounting Standards Not Yet Adopted  In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with Customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to Customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with Customers. Additionally, qualitative and quantitative disclosures are required about Customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting guidance is effective for the Company beginning in the first quarter of Fiscal 2019 using one of two prescribed retrospective methods. Early adoption is permitted. The Company is evaluating the impact that ASU 2014-09 will have on the Company’s consolidated financial statements.
In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period (ASU 2014-12), which amended guidance related to share-based payments where terms of the award provide that a performance target could be achieved after the requisite service period. This guidance is effective for the Company beginning in the first quarter of Fiscal 2018. The Company is evaluating the impact that ASU 2014-12 will have on the Company’s consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which amended guidance requiring the issuance of debt costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the amount of the debt liability, consistent with debt discounts and premiums. This accounting guidance is effective for the Company beginning in the first quarter of Fiscal 2017. Early adoption is permitted. The Company is evaluating the impact that ASU 2015-03 will have on the Company’s consolidated financial statements.
In May 2015, FASB issued ASU 2015-07, Fair Value Measurement (Topic 850): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (ASU 2015-07), which amended guidance requiring a company to categorize investments for which fair values are measured using the net asset value (NAV) per share practical expedient. ASU 2015-07 also limits the disclosures to investments for which the entity has elected to measure the fair value using the practical expedient. This accounting guidance is effective for the Company beginning in the first quarter of Fiscal 2017. Early adoption is permitted. The Company does not expect the application of ASU 2015-07 to have a significant impact on its results of operations or financial position. The Company expects ASU 2015-07 only to affect the Company's disclosures.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (ASU 2015-11), which amended the guidance requiring companies not using the last-in, first-out (LIFO) method to measure inventory at the lower of cost and net realizable value rather than the lower of cost or market. This accounting guidance is effective for the Company beginning in the first quarter of Fiscal 2017. Early adoption is permitted. The Company does not expect the application of ASU 2015-11 to have a significant impact on its results of operations or financial position.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), which amended the guidance requiring companies to recognize assets and liabilities for leases with lease terms of more than twelve months. The new guidance will require companies to record both capital and operating leases on the balance sheet. This accounting guidance is effective for the Company beginning in the first quarter of Fiscal 2019. The Company is evaluating the impact that ASU 2016-02 will have on the Company's consolidated financial statements.
Note B – Inventories
The components of inventory as of January 31, 2016 and July 31, 2015, are as follows (millions of dollars):

	January 31, 2016	July 31, 2015
Raw materials	$104.4	$113.4
Work in process	26.7	22.6
Finished products	143.7	129.0
Total inventories	$274.8	$265.0
Note C – Accounting for Stock-Based Compensation
Stock-based compensation expense is recognized using the fair-value method for all awards. The Company determines the fair value of its option awards using the Black-Scholes option pricing model. Options granted are priced at the fair market value of the Company's stock on the date of grant. There were 941,350 of stock options awarded during the six months ended January 31, 2016. The weighted average fair value for options granted during the six months ended January 31, 2016 and 2015 was $7.08 and $9.95 per share, respectively. For the three and six months ended January 31, 2016, the Company recorded pre-tax stock-based compensation expense associated with stock options of $3.3 million and $4.4 million, respectively, and recorded $1.1 million and $1.4 million, respectively, of related tax benefits. For the three and six months ended January 31, 2015, the Company recorded pre-tax stock-based compensation expense associated with stock options of $5.6 million and $6.9 million, respectively, and recorded $1.9 million and $2.3 million, respectively, of related tax benefits.

The following table summarizes stock option activity during the six months ended January 31, 2016:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at July 31, 2015	7,191,442	$29.38
Granted	941,350	$28.07
Exercised	(361,571)	$17.35
Canceled	(153,525)	$37.82
Outstanding at January 31, 2016	7,617,696	$29.62
The total intrinsic value of options exercised during the six months ended January 31, 2016 and 2015 was $4.5 million and $13.4 million, respectively.
The following table summarizes information concerning outstanding and exercisable options as of January 31, 2016:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price of Outstanding Options	Number Exercisable	Weighted Average Exercise Price of Exercisable Options
$ 0.00 to $17.69	1,034,947	1.91	$17.24	1,034,947	$17.24
$17.70 to $23.69	1,420,040	3.02	$21.47	1,420,040	$21.47
$23.70 to $29.69	1,740,118	7.56	$28.55	801,768	$29.12
$29.70 to $35.69	1,662,818	6.20	$34.22	1,658,051	$34.22
$35.70 and above	1,759,773	8.30	$40.20	859,292	$40.81
	7,617,696	5.82	$29.62	5,774,098	$28.31
At January 31, 2016, the aggregate intrinsic value of options outstanding and exercisable was $21.0 million and $20.9 million, respectively.
As of January 31, 2016, there was $9.2 million of total unrecognized compensation expense related to non-vested stock options granted under the 2010 Master Stock Incentive Plan. This unvested expense is expected to be recognized during Fiscal Years 2016, 2017, 2018 and 2019.
Note D – Net Earnings Per Share
The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods. For the three and six months ended January 31, 2016, there were 4,219,359 and 3,422,591, respectively, options excluded from diluted net earnings per share calculation. For the three and six months ended January 31, 2015, there were 874,222 options excluded from the diluted net earnings per share calculation.
The following table presents information necessary to calculate basic and diluted net earnings per common share (millions of dollars except per share amounts):

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
Weighted average shares - basic	133.7	138.0	133.8	138.8
Common share equivalents	0.7	1.7	0.9	1.8
Weighted average shares - diluted	134.4	139.7	134.7	140.6
Net earnings for basic and diluted earnings per share computation	$38.0	$48.0	$76.5	$103.9
Net earnings per share - basic	$0.28	$0.35	$0.57	$0.75
Net earnings per share - diluted	$0.28	$0.34	$0.57	$0.74

Note E – Shareholders’ Equity
The Company’s Board of Directors authorized the repurchase of up to 14.0 million shares of common stock on May 29, 2015. During the three months ended January 31, 2016, there were no share repurchases. During the six months ended January 31, 2016, the Company repurchased 2,070,000 shares for $68.0 million at an average price of $32.85 per share. As of January 31, 2016, the Company had remaining authorization to repurchase up to 10.9 million shares.
On January 28, 2016, the Company's Board of Directors declared a cash dividend in the amount of 17.0 cents per common share, payable to stockholders of record on February 16, 2016. The dividend was paid on March 2, 2016.
Note F – Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component are as follows (millions of dollars):

	Foreign currency translation adjustment (a)	Pension benefits		Derivative financial instruments		Total
Balance as of July 31, 2015, net of tax	$(70.8)	$(90.6)		$(0.6)		$(162.0)
Other comprehensive (loss) income before reclassifications and tax	(29.4)	(38.8)		(0.4)		(68.6)
Tax benefit (expense)	—	14.1		0.1		14.2
Other comprehensive (loss) income before reclassifications, net of tax	(29.4)	(24.7)		(0.3)		(54.4)
Reclassifications, before tax	—	10.8		(0.5)		10.3
Tax benefit (expense)	—	(3.4)		0.1		(3.3)
Reclassifications, net of tax	—	7.4	(b)	(0.4)	(c)	7.0
Other comprehensive (loss) income, net of tax	(29.4)	(17.3)		(0.7)		(47.4)
Balance at January 31, 2016, net of tax	$(100.2)	$(107.9)		$(1.3)		$(209.4)

Balance as of July 31, 2014, net of tax	$48.3	$(94.0)		$(0.1)		$(45.8)
Other comprehensive (loss) income before reclassifications and tax	(96.5)	11.8		2.0		(82.7)
Tax benefit (expense)	—	(2.5)		(0.7)		(3.2)
Other comprehensive (loss) income before reclassifications, net of tax	(96.5)	9.3		1.3		(85.9)
Reclassifications, before tax	—	4.8		(0.1)		4.7
Tax benefit (expense)	—	(1.9)		—		(1.9)
Reclassifications, net of tax	—	2.9	(b)	(0.1)	(c)	2.8
Other comprehensive (loss) income, net of tax	(96.5)	12.2		1.2		(83.1)
Balance at January 31, 2015, net of tax	$(48.2)	$(81.8)		$1.1		$(128.9)

(a)	Taxes are not provided on cumulative translation adjustments as substantially all translation adjustments relate to earnings that are intended to be indefinitely reinvested outside the U.S.

(b)
Primarily includes net amortization of prior service costs and actuarial losses included in net periodic benefit cost (see Note K) that were reclassified from accumulated other comprehensive loss to operating expenses or cost of sales.

(c)	Relates to foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to other income, net.

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

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
Net Sales
Engine Product segment	$320.9	$357.1	$667.5	$747.8
Industrial Product segment	196.3	231.4	387.7	437.2
Total	$517.2	$588.5	$1,055.2	$1,185.0

Earnings Before Income Taxes
Engine Product segment	$27.4	$41.5	$63.4	$94.6
Industrial Product segment	27.7	35.1	51.7	62.7
Corporate and Unallocated	(5.7)	(11.2)	(12.3)	(14.6)
Total	$49.4	$65.4	$102.8	$142.7
There were no Customers that accounted for over 10 percent of net sales for the three and six months ended January 31, 2016 and 2015. There were no Customers that accounted for over 10 percent of gross accounts receivable as of January 31, 2016 and 2015.
Note H – Goodwill and Other Intangible Assets
Goodwill is assessed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company performed its annual impairment assessment during the third quarter of Fiscal 2015. The results of this assessment showed that the estimated fair values of the reporting units to which goodwill is assigned continued to exceed the corresponding carrying values of the respective reporting units resulting in no goodwill impairment.
During the second quarter of Fiscal 2016, the Company revised its forecast associated with its Gas Turbine Systems reporting unit. While the previous forecast for this reporting unit called for a year-over-year decline in sales, the Company continued to face deferrals and softening demand for large-turbine projects. Given the challenges facing this business, the Company revisited its strategic focus. The Company's priorities for the Gas Turbine Systems business will shift slightly. The Company will continue to focus on innovative products while growing the aftermarket business. The strategic shift is the Company will be more selective in taking on large-turbine projects. This strategic shift resulted in the revised forecast associated with its Gas Turbine Systems reporting unit.
As a result of the strategic shift and revised forecast actions taken in the second quarter of Fiscal 2016, the Company concluded that an interim goodwill triggering event had occurred for the Gas Turbine Systems reporting unit. Goodwill associated with the Gas Turbine Systems reporting unit is $60.2 million as of January 31, 2016, and is included in the Industrial Products segment. The Company completed its goodwill impairment assessment using a discounted cash flow model based on management's judgments and assumptions to determine the estimated fair value of the reporting unit. Based on the results of this assessment the Company concluded the estimated fair value of the Gas Turbine Systems reporting unit exceeded the respective carrying amount of the reporting unit by approximately 13.6 percent. Therefore, the second step of the impairment test was not necessary for this reporting unit.

In determining the estimated fair value of the reporting unit, the Company used the income approach, a valuation technique using an estimate of future cash flows from the reporting unit's financial forecast. A terminal growth rate of 3.0 percent and a discount rate of 12.0 percent were used reflecting the relative risk of achieving cash flows as well as any other specific risks or factors related to the Gas Turbine Systems reporting unit. The Company believes the assumptions used in its discounted cash flow analysis are appropriate and result in a reasonable estimate of the reporting unit's fair value. The Company performed a sensitivity analysis to determine how the assumptions made would impact the results of the impairment test. Holding all other assumptions constant, an unfavorable change in projected cash flows of 25.0 percent or more would potentially result in an indication of impairment. Additionally, a decrease in the residual growth rate of 4.5 percentage points or more or an increase in the discount rate of 1.2 percentage points or more would potentially result in an indication of impairment. While the current projections support no impairment of this reporting unit as of January 31, 2016, given that our second quarter 2016 results fell below expectations and the sensitivities to the assumptions used in the calculations of the estimated cash flows, it is possible that an impairment could be incurred in the future. The Company will continue to monitor results and expected cash flows in the future to assess whether goodwill impairment in our Gas Turbine Systems reporting unit may be necessary.
Following is a reconciliation of goodwill for the six months ended January 31, 2016 (millions of dollars):

	Engine Products	Industrial Products	Total Goodwill
Balance as of July 31, 2015	$71.0	$152.7	$223.7
Goodwill acquired	6.3	(0.3)	6.0
Foreign exchange translation	—	(1.2)	(1.2)
Balance as of January 31, 2016	$77.3	$151.2	$228.5
As of January 31, 2016 and July 31, 2015, other intangible assets were $41.7 million and $37.9 million, respectively. Intangible assets increased during the year due to the acquisition of Engineered Products Company (EPC) intangibles of $7.0 million, offset by amortization of existing assets of $3.0 million, and a $1.1 million foreign exchange translation decrease. Refer to Note N for further discussion of the EPC acquisition.
Note I – Guarantees
The Company and Caterpillar Inc. equally own the shares of Advanced Filtration Systems Inc. (AFSI), an unconsolidated joint venture, and guarantee certain debt of the joint venture. As of January 31, 2016, AFSI had $20.3 million of outstanding debt, of which the Company guarantees half. The Company recorded a $0.1 million loss and $0.6 million of earnings from this equity method investment during the three months ended January 31, 2016 and 2015, respectively. The Company recorded a $1.2 million loss and $1.5 million of earnings from this equity method investment during the six months ended January 31, 2016 and 2015, respectively. During the three months ended January 31, 2016 and 2015, the Company recorded royalty income of $0.8 million and $1.5 million, respectively, related to AFSI. During the six months ended January 31, 2016 and 2015, the Company recorded royalty income of $2.6 million and $3.1 million, respectively, related to AFSI.
As of January 31, 2016, the Company had a contingent liability for standby letters of credit totaling $7.8 million that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of insurance contract terms as detailed in each letter of credit. At January 31, 2016, there were no amounts drawn upon these letters of credit.
Note J – Warranty
The Company estimates warranty expense using quantitative measures based on historical warranty claim experience and evaluation of specific Customer warranty issues. Following is a reconciliation of warranty reserves for the six months ended January 31, 2016 and 2015 (millions of dollars):

	Six Months Ended January 31,
	2016	2015
Beginning balance	$8.6	$9.0
Accruals for warranties issued during the reporting period	2.6	1.6
Accruals related to pre-existing warranties (including changes in estimates)	2.7	(0.2)
Less settlements made during the period	(1.7)	(2.0)
Ending balance	$12.2	$8.4

While the current Fiscal year period included increased warranty costs, there were no individually material specific warranty matters accrued for in the six months ended January 31, 2016 or 2015. The Company’s warranty matters are not expected to have a material impact on its results of operations, liquidity or financial position.
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
Net periodic pension costs for the Company’s pension plans include the following components (millions of dollars):

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
Net periodic cost:
Service cost	$4.5	$5.1	$9.1	$10.3
Interest cost	4.8	4.9	9.5	9.7
Expected return on assets	(7.2)	(7.5)	(14.5)	(14.9)
Prior service cost and transition amortization	0.1	0.1	0.3	0.3
Settlement cost	—	3.9	—	3.9
Actuarial loss amortization	2.1	1.9	4.3	3.7
Net periodic benefit cost	$4.3	$8.4	$8.7	$13.0
The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. For the six months ended January 31, 2016, the Company made contributions of $1.7 million to its non-U.S. pension plans and $0.6 million to its U.S. pension plans. The minimum funding requirement for the Company’s U.S. plans for Fiscal 2016 is $10.8 million. Per the Pension Protection Act of 2006, this obligation can be met with existing credit balances that resulted from payments above the minimum obligation in prior years. The Company plans to utilize existing credit balances to meet the minimum obligation for Fiscal 2016. The Company currently estimates that it will contribute an additional $2.2 million to its non-U.S. pension plans during the remainder of Fiscal 2016.
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
In the first quarter of Fiscal 2015, the Company offered lump sum payments to certain participants of its U.S. pension plans. During the three months ended January 31, 2015, the Company made cash distributions to all participants that accepted these settlement offers, which qualified as a partial settlement of these plans. The Company recorded $3.9 million of expense in the second quarter of Fiscal 2015 associated with the partial settlement.
Note L – Commitments and Contingencies
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

Note M – Income Taxes
The effective tax rate for the three and six months ended January 31, 2016, was 23.0 percent and 25.6 percent, respectively, compared to 26.7 percent and 27.2 percent for the three and six months ended January 31, 2015. The decrease in the Company’s effective tax rate for the three months ended January 31, 2016, was primarily due to a reduction in the Company's base tax rate, which was driven by a favorable shift in mix of earnings between tax jurisdictions, the retroactive aspects of the Protecting Americans From Tax Hikes Act of 2015, a non- recurring tax benefit associated with foreign dividend distributions, and an increase in the ratio of total discrete item benefits to pretax book income versus the prior year. The decrease in the Company's effective tax rate for the six months ended January 31, 2016, was primarily due to a favorable shift in the mix of earnings between tax jurisdictions and an increase in the ratio of total discrete item benefits to pretax book income versus the prior year.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to state and foreign income tax examinations by tax authorities for years before 2008. The United States Internal Revenue Service has completed examinations of the Company’s U.S. federal income tax returns through 2012.
At January 31, 2016, the total unrecognized tax benefits were $19.5 million and accrued interest and penalties on these unrecognized tax benefits were $2.1 million. The Company recognizes accrued interest related to unrecognized tax benefits in income tax expense. If the Company were to prevail on all unrecognized tax benefits recorded, substantially all of the unrecognized tax benefits would benefit the effective tax rate. With an average statute of limitations of about 5 years, up to $1.1 million of the unrecognized tax benefits could potentially expire in the next 12 month period unless extended by an audit. It is possible that quicker than expected settlement of either current audits, future audits or disputes would cause additional reversals of previously recorded reserves in the next 12 month period. Quantification of an estimated range and timing of future audit settlements cannot be made at this time.
Note N – Acquisitions
On August 31, 2015, the Company announced that it had acquired 100 percent of the shares of Engineered Products Company, a leading designer and manufacturer of indicators, gauges, switches and sensors for engine air and liquid filtration systems. Founded in 1977, Engineered Products generates annual sales of approximately $9.0 million through its Filter Minder® brand.
Note O – Restructuring Charges
2016 Actions
In the first quarter of Fiscal 2016, the Company took actions to further align its operating and manufacturing cost structure with current and projected Customer and end-market demand. These actions consisted of one-time termination benefits from restructuring the salaried and production workforce in all geographic regions and in both reportable segments. Total charges related to this action were expected to be $7.2 million. These actions have been completed and resulted in a total pre-tax charge of $6.2 million with $5.8 million recorded during the first quarter of Fiscal 2016 and $0.4 million recorded during the second quarter of Fiscal 2016. The Engine Products segment incurred $0.4 million of restructuring charges during the three months ended January 31, 2016. For the six months ended January 31, 2016, restructuring charges of $3.8 million and $2.4 million were incurred in the Engine Products and Industrial Products segments, respectively. As the charges were incurred and paid in the same period there was no liability balance as of either October 31, 2015 or January 31, 2016.
2015 Actions
In the second quarter of Fiscal 2015, the Company took actions to align its operating and manufacturing cost structure with current and projected Customer and end-market demand. These actions consisted of one-time termination benefits, project management fees, warehousing costs, moving expenses, and supplies and equipment related to the closing of the Company's Grinnell, Iowa facility. Total charges related to this action were expected to be $5.8 million. This action was completed in the second quarter of Fiscal 2016. Total charges related to this action since the second quarter of Fiscal 2015 were $5.8 million and have been recorded in the Engine Products segment.

Restructuring charges are summarized in the table below (millions of dollars):

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
2016 Actions	$0.4	$—	$6.2	$—
2015 Actions	0.6	0.7	2.3	0.7
Total	$1.0	$0.7	$8.5	$0.7

Restructuring charges are summarized in the table below by statement of earnings line item (millions of dollars):

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
Cost of sales	$0.9	$0.7	$4.1	$0.7
Operating expenses	0.1	—	4.4	—
Total	$1.0	$0.7	$8.5	$0.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is a worldwide manufacturer of filtration systems and replacement parts. The Company’s core strengths are leading filtration technologies, strong Customer relationships, and its global presence. Products are manufactured at 42 plants around the world and through three joint ventures.
The Company has two reporting segments: Engine Products and Industrial Products. Products in the Engine Products segment consist of air filtration systems, exhaust and emissions systems, liquid filtration systems, including hydraulics, fuel, and lube systems, replacement filters, and filter monitoring products. The Engine Products segment sells to original equipment manufacturers (OEMs) in the construction, mining, agriculture, aerospace, defense, and truck markets, and to independent distributors, OEM dealer networks, private label accounts, and large equipment fleets. Products in the Industrial Products segment include dust, fume, and mist collectors, compressed air purification systems, air filtration systems for gas turbines, polytetrafluoroethylene (PTFE) membrane-based products, and specialized air and gas filtration systems for applications including computer hard disk drives and semi-conductor manufacturing. The Industrial Products segment sells to various industrial dealers, distributors, OEMs of gas-fired turbines, and OEMs and end-users requiring clean filtration solutions and replacement filters.
The following discussion of the Company’s results of operations and financial condition should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report.
Results of Operations
Three months ended January 31, 2016 compared to three months ended January 31, 2015
Operating results for the three months ended January 31, 2016 and 2015, are as follows (millions of dollars):

	Three Months Ended January 31,
	2016		2015
Net sales	$517.2		$588.5
Cost of sales	346.4	67.0%	385.4	65.5%
Gross profit	170.8	33.0%	203.1	34.5%
Operating income	53.7	10.4%	65.8	11.2%
Earnings before income taxes	49.4	9.6%	65.4	11.1%
Income taxes	11.4	2.2%	17.4	3.0%
Net earnings	$38.0	7.3%	$48.0	8.2%
For the three months ended January 31, 2016, net sales declined 12.1 percent to $517.2 million compared to the same period in the prior fiscal year. Net sales in the Engine Products and Industrial Products segments declined $36.2 million and $35.1 million, respectively. On a constant currency basis, net sales for the quarter ended January 31, 2016, declined 7.6 percent compared to the three months ended January 31, 2015. The Company's Gas Turbine Systems Products, which experienced a 40.8 percent decline compared to the three months ended January 31, 2015, was the largest contributor to the net sales decline compared to prior year.
The impact of foreign currency translation during the second quarter of Fiscal 2016 decreased net sales by $26.3 million, or 4.5 percent, from the prior year. The impact of foreign currency translation decreased net earnings by $4.9 million, or 10.2 percent for the three months ended January 31, 2016.
Cost of sales for the three months ended January 31, 2016, were $346.4 million compared to $385.4 million for the three months ended January 31, 2015, a decrease of $39.0 million or 10.1 percent. The increase in cost of sales as a percentage of net sales resulted from under absorption of fixed manufacturing costs from a decline in sales volume combined with the impact of foreign translation. The Company was able to offset some of this unfavorable impact through lower raw material costs and Continuous Improvement initiatives across the company. Purchased raw materials generally represent approximately 60 to 65 percent of the Company’s cost of sales. Of that amount, steel, including fabricated parts, represents approximately 20 percent. Filter media represents approximately 15 to 20 percent and the remainder is primarily made up of petroleum-based products, electrical and mechanical components, and other miscellaneous raw materials. The cost the Company paid for steel during the three months ended January 31, 2016, varied by grade, but in aggregate decreased compared to the prior year quarter in the U.S. The Company’s cost of filter media varies by type and decreased slightly in cost compared to the prior year quarter. The cost of petroleum-based products showed a decrease compared to the prior year quarter. The Company enters into selective supply arrangements with certain of its suppliers that allow the Company to reduce volatility in its costs. The Company does strive to recover or offset all material cost increases through selective price increases to its Customers and the Company’s Continuous Improvement cost reduction initiatives, which include material substitution, process improvement, and product redesigns.
Operating expenses were $117.1 million for the quarter ended January 31, 2016, compared to $137.3 million in the prior year period. As a percent of net sales, operating expenses for the current year quarter were 22.6 percent compared to 23.3 percent during the prior year quarter. The decrease in operating expenses as a percentage of sales was primarily due to lower variable compensation costs, the benefit of restructuring actions and other expense controls. In addition, the prior year period included a pension settlement charge of $3.9 million. Partially offsetting these favorable items was an increase in ERP related expenses, which reflected go-live efforts in multiple regions of the world.
Interest expense increased from $3.7 million during the quarter ended January 31, 2015, to $5.5 million during the current year quarter. The increase in interest expense results from higher levels of long-term debt partially offset by lower short-term borrowings. The Company issued $150.0 million of long-term debt in April 2015.
Other income, net was $1.2 million for the three months ended January 31, 2016, compared to $3.3 million in the same period of the prior year. The decrease between the current year quarter compared to the prior year quarter was primarily due to a $1.8 million unfavorable impact of foreign exchange losses.
The effective tax rate for the three months ended January 31, 2016, was 23.0 percent as compared to 26.7 percent during the same period in the prior fiscal year. The decrease in the effective tax rate for the three months ended January 31, 2016, was primarily due to a reduction in the Company's base tax rate, which was driven by a favorable shift in mix of earnings between tax jurisdictions, the retroactive aspects of the Protecting Americans From Tax Hikes Act of 2015, a non- recurring tax benefit associated with foreign dividend distributions and an increase in the ratio of total discrete item benefits to pre-tax book income versus the prior year.
Six months ended January 31, 2016 compared to six months ended January 31, 2015
Operating results for the six months ended January 31, 2016 and 2015 are as follows (millions of dollars):

	Six Months Ended January 31,
	2016		2015
Net sales	$1,055.2		$1,185.0
Cost of sales	706.3	66.9%	772.8	65.2%
Gross profit	348.9	33.1%	412.2	34.8%
Operating income	109.2	10.3%	142.8	12.1%
Earnings before income taxes	102.8	9.7%	142.7	12.0%
Income taxes	26.3	2.5%	38.8	3.3%
Net earnings	$76.5	7.2%	$103.9	8.8%
Net sales for the six months ended January 31, 2016 were $1,055.2 million or a decrease of 11.0 percent compared to the six months ended January 31, 2015. Current year net sales in the Engine Products and Industrial Products segments decreased $80.3 million and $49.5 million, respectively, when compared to the same period in the prior fiscal year. On a constant currency basis, net sales for the six months ended January 31, 2016 declined 5.6 percent from net sales for the six months ended January 31, 2015.
For the six months ended January 31, 2016, cost of sales decreased $66.5 million, or 8.6 percent, to $706.3 million compared to the same period of the prior fiscal year. Approximately $4.1 million of costs associated with the Company's restructuring actions are included in cost of sales for the six months ended January 31, 2016. The increase in cost of sales as a percentage of net sales resulted from unabsorption of fixed manufacturing costs from a decline in sales volume combined with the impact of foreign translation. The Company was able to offset some of this unfavorable impact through lower raw material costs and Continuous Improvement initiatives across the company.
Operating expenses were $239.7 million for the six months ended January 31, 2016 as compared to $269.4 million in the prior year period, a decrease of $29.7 million or 11.0 percent. As a percent of sales, operating expenses for the current fiscal year period were 22.7 percent which is unchanged from the same period in the prior fiscal years. The decrease in operating expense dollars was the result of the benefits of the restructuring actions and disciplined management of discretionary expenses partially offset by higher warranty costs. Approximately $4.4 million of costs associated with restructuring actions and $3.1 million associated with the GTS investigation are included in operating expenses for the six months ended January 31, 2016.

Interest expense for the six months ended January 31, 2016 was $10.5 million compared to $7.2 million for the six months ended January 31, 2015. The increase in interest expense primarily results from $150.0 million of long-term debt issued in April 2015 that was outstanding during the Fiscal 2016 period.
Other income, net was $4.1 million for the six months ended January 31, 2016 compared to $7.1 million during the six months ended January 31, 2015. The decrease primarily results from a net loss of $1.2 million incurred by the Company's share of the AFSI joint venture during the six months ended January 31, 2016 compared to income of $1.4 million during the same period of the prior year.
The effective tax rate for the six months ended January 31, 2016 was 25.6 percent compared to 27.2 percent for the prior fiscal year period. The decrease in the Company's effective tax rate for the six months ended January 31, 2016, was primarily due to a favorable shift in the mix of earnings between tax jurisdictions and an increase in the ratio of total discrete item benefits to pre-tax book income versus the prior year.
Restructuring
2016 Actions
In the first quarter of Fiscal 2016, the Company took actions to further align its operating and manufacturing cost structure with current and projected Customer and end-market demand. These actions consisted of one-time termination benefits from restructuring the salaried and production workforce in all geographic regions and in both reportable segments. Total charges related to this action were expected to be $7.2 million. These actions have been completed and resulted in a total pre-tax charge of $6.2 million with $5.8 million recorded during the first quarter of Fiscal 2016 and $0.4 million recorded during the second quarter of Fiscal 2016. The Engine Products segment incurred $0.4 million of restructuring charges during the three months ended January 31, 2016. For the six months ended January 31, 2016, restructuring charges of $3.8 million and $2.4 million were incurred in the Engine Products and Industrial Products segments, respectively. As the charges were incurred and paid in the same period there was no liability balance as of either October 31, 2015 or January 31, 2016.
2015 Actions
In the second quarter of Fiscal 2015, the Company took actions to align its operating and manufacturing cost structure with current and projected Customer and end-market demand. These actions consisted of one-time termination benefits, project management fees, warehousing costs, moving expenses, and supplies and equipment related to the closing of the Company's Grinnell, Iowa facility. Total charges related to this action were expected to be $5.8 million. This action was completed in the second quarter of Fiscal 2016. Total charges related to this action since the second quarter of Fiscal 2015 were $5.8 million and have been recorded in the Engine Products segment.
Restructuring charges are summarized in the table below (millions of dollars):

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
2016 Actions	$0.4	$—	$6.2	$—
2015 Actions	0.6	0.7	2.3	0.7
Total	$1.0	$0.7	$8.5	$0.7
Restructuring charges are summarized in the table below by statement of earnings line item (millions of dollars):

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
Cost of sales	$0.9	$0.7	$4.1	$0.7
Operating expenses	0.1	—	4.4	—
Total	$1.0	$0.7	$8.5	$0.7
Total savings from the 2016 actions were initially estimated to result in $25 million of annual pre-tax savings. The Company continues to believe that an estimated $25 million in annual pre-tax savings is reasonable. The savings are a result of reduction in workforce and therefore, the savings are expected to commence immediately and will allow the Company to invest in other strategic initiatives.

Operations by Segment
Following is financial information for the Company’s Engine and Industrial Products segments. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments and interest income and expense. Segment detail is summarized as follows (millions of dollars):
Following are net sales by product within the Engine and Industrial Products segments (millions of dollars):

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
Net Sales:
Total Engine Products segment	$320.9	$357.1	$667.5	$747.8
Total Industrial Products segment	196.3	231.4	387.7	437.2
Total Company	$517.2	$588.5	$1,055.2	$1,185.0

Earnings Before Income Taxes:
Engine Product segment	$27.4	$41.5	$63.4	$94.6
Industrial Product segment	27.7	35.1	51.7	62.7
Corporate and Unallocated	(5.7)	(11.2)	(12.3)	(14.6)
Total Company	$49.4	$65.4	$102.8	$142.7
Engine Products Segment Following are net sales by product within the Engine Products segment (millions of dollars):

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
Net Sales Engine Products segment:
Off-Road Products	$52.6	$63.8	$107.4	$137.3
On-Road Products	32.5	31.6	68.3	68.4
Aftermarket Products*	213.7	235.6	445.9	492.1
Aerospace and Defense Products	22.1	26.1	45.9	50.0
Net Sales Engine Products segment	$320.9	$357.1	$667.5	$747.8

*	Includes replacement part sales to the Company’s OEM Engine Products Customers.
For the second quarter of Fiscal 2016, worldwide Engine Products sales were $320.9 million, a decrease of 10.1 percent from $357.1 million in the second quarter of the prior year. This decrease was driven by a 9.3 percent decrease in Aftermarket Products, due to weakness in the agricultural equipment, mining, and oil and gas markets, along with a 17.4 percent decrease in Off-Road Products, due to continued weakness in the global agriculture, Asia Pacific construction, and global mining markets. On-Road Products increased during the second quarter of Fiscal 2016 by 2.4 percent when compared to the second quarter of the prior year. Engine Products Sales in the Americas, Europe, and Asia decreased by 11.0 percent, 6.8 percent, and 9.3 percent, respectively, compared to the same period in the prior year. The impact of foreign currency translation during the second quarter of Fiscal 2016 decreased sales by $15.7 million or 4.4 percent. Year-to-date worldwide Engine Products sales were $667.5 million, a decrease of 10.7 percent from $747.8 million in the prior year period. This decrease was driven by a 9.4 percent decrease in Aftermarket Products, a 21.7 percent decrease in Off-Road Products, and an 8.1 percent decrease in Aerospace and Defense Products. Engine Products sales in the Americas, Europe, and Asia decreased by 10.6 percent, 10.9 percent, and 9.3 percent, respectively, compared to the same period in the prior year. The impact of foreign currency translation on the year-to-date results for the first six months of Fiscal 2016 decreased sales by $38.8 million or 5.2 percent.
Worldwide sales of Off-Road Products in the current quarter were $52.6 million, a decrease of 17.4 percent from $63.8 million in the second quarter of the prior year. Year-to-date worldwide sales of Off-Road Products totaled $107.4 million, a decrease of 21.7 percent from $137.3 million in the prior year. For the three and six months ended January 31, 2016, the sales decreases were driven by a continued weakness in the global agricultural equipment and Asia Pacific construction equipment markets, with decreased build rates in all regions, continued by softness in the global mining equipment markets, and the negative impacts of foreign currency translation. In local currency sales decreased $8.2 million, or 12.9 percent for the three months ended January 31, 2016 and year-to-date sales decreased $23.2 million, or 16.9 percent.

Worldwide sales of On-Road Products in the current quarter were $32.5 million, an increase of 2.4 percent from $31.6 million in the second quarter of the prior year. Year-to-date worldwide sales of On-Road Products were $68.3 million, a 0.1 percent decrease from $68.4 million in the prior year. In local currency, sales increased $1.9 million, or 5.9 percent for the three months ended January 31, 2016 and increased $2.8 million, or 4.0 percent for the six months ended January 31, 2016.
Worldwide sales of Aftermarket Products in the current quarter were $213.7 million, a decrease of 9.3 percent from $235.6 million in the second quarter of the prior year. Year-to-date worldwide sales of Aftermarket Products were $445.9 million, a 9.4 percent decrease from $492.1 million in the prior year. For the three and six months ended January 31, 2016, sales decreased mainly due to weakness in the global agricultural equipment, mining, oil and gas markets. In local currency, sales decreased $10.8 million or 4.6 percent for the three months ended January 31, 2016 and year-to-date sales decreased $18.9 million, or 3.8 percent. PowerCore proprietary replacement filter sales increased $0.5 million in the three months ended January 31, 2016, which was an increase of 2.3 percent, from the prior year same period. Year to date PowerCore replacement filter sales increased $2.2 million, or a 4.0 percent increase from prior year period.
Worldwide sales of Aerospace and Defense Products were $22.1 million, a decrease of 15.3 percent from $26.1 million in the second quarter of the prior year. Year-to-date sales of Aerospace and Defense Products were $45.9 million, an 8.1 percent decrease from $50.0 million in the prior year. For the three and six months ended January 31, 2016, the sales decreases were primarily due to the prior year periods benefiting from a large order of replacement parts. In local currency, sales decreased $3.3 million, or 12.4 percent three months ended January 31, 2016 and year-to-date sales decreased $2.3 million, or 4.5 percent.
For the three months ended January 31, 2016, earnings before income taxes as a percentage of Engine Product segment sales were 8.5 percent, a decrease from 11.6 percent in the prior year period. Year-to-date earnings before income taxes as a percentage of Engine Products segment sales were 9.5 percent, a decrease from 12.7 percent in the prior year. The percentage earnings decrease for the three and six months ended January 31, 2016, were driven by lower cost absorption due to a decrease in production volumes and the impact of foreign currency translation. The current year earnings before income taxes includes restructuring charges of $6.1 million.
Industrial Products Segment Following are net sales by product within the Industrial Products segment (millions of dollars):

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
Net Sales Industrial Products segment:
Industrial Filtration Solutions	$120.4	$130.2	$246.9	$260.7
Gas Turbine Systems	32.8	55.4	57.0	86.5
Special Application Products	43.1	45.8	83.8	90.0
Net Sales Industrial Products segment	$196.3	$231.4	$387.7	$437.2
For the second quarter, worldwide sales in the Industrial Products segment were $196.3 million, a decrease of 15.1 percent from 231.4 million in the second quarter of the prior year. The decrease was driven by a 40.8 percent decrease in Gas Turbine Systems, in addition to decreases in Industrial Filtration Solutions and Special Applications Products of 7.5 percent and 5.7 percent, respectively. The impact of foreign currency translation during the second quarter of Fiscal 2016 decreased Industrial Products sales by $10.5 million, or 4.5 percent. In local currency, worldwide sales decreased $24.5 million, or a decrease of 10.6 percent for the three months ended January 31, 2016. Year-to-date sales were $387.7 million, an 11.3 percent decrease from $437.2 million in the prior year. This decrease was driven by decreases of 34.1 percent in Gas Turbine Systems, 5.3 percent in Industrial Filtration Solutions, and 6.8 percent in Special Applications Products. The impact of foreign currency translation during the six months ended January 31, 2016, decreased Industrial Products sales by $24.9 million, or 5.7 percent. In local currency, reported sales decreased $24.6 million, or 5.6 percent for the six months ended January 31, 2016.
Worldwide sales of Industrial Filtration Solutions in the current quarter were $120.4 million, a decrease of 7.5 percent from $130.2 million in the prior year quarter. Sales decreased in Europe, Asia, and the Americas by 12.8 percent, 8.7 percent, and 1.2 percent, respectively. Year-to-date worldwide sales of Industrial Filtration Solutions were $246.9 million, a decrease of 5.3 percent from $260.7 million in the prior year. Sales decreased 11.9 percent in Europe and 4.3 percent in Asia, partially offset by a 1.2 percent increase in America, from the prior year period. For the three and six months ended January 31, 2016, the decrease was due to foreign currency translation. In local currency, sales increased $2.3 million when compared to prior year due to increased equipment sales in all regions during the first quarter of Fiscal 2016.
Worldwide sales of the Company’s Gas Turbine Systems in the second quarter were $32.8 million, a decrease of 40.8 percent compared to sales of $55.4 million in the prior year quarter. In local currency, sales decreased $21.8 million in the three months ended January 31, 2016. Year-to-date global sales of the Company's Gas Turbine Systems were $57.0 million, a decrease of 34.1 percent compared to sales of $86.5 million in the prior year. Gas Turbine Systems sales are typically large systems and, as a result, the Company's shipments and revenues fluctuate from period to period.
Worldwide sales of Special Application Products were $43.1 million in the current quarter, a decrease of 5.7 percent compared to sales of $45.8 million in the prior year quarter. Year-to-date worldwide sales of Special Application Products were $83.8 million, a 6.8 percent decrease from $90.0 million in the prior year. For the three and six months ended January 31, 2016, sales increased $0.2 million for the three months ended January 31, 2016, and sales were flat for the six months ended January 31, 2016 in local currency.
For the three months ended January 31, 2016, Industrial Products' earnings before income taxes as a percentage of sales were 14.1 percent, a decrease from 15.2 percent in the prior year period. Year-to-date earnings before income taxes as a percentage of Industrial Products segments sales were 13.3 percent, a decrease from 14.3 percent percent in the prior year. The current year earnings before income taxes includes restructuring charges of $2.4 million. The decrease in profits is primarily due to the decline in sales partially offset by lower operating expenses.
Liquidity and Capital Resources
During the six months ended January 31, 2016, $109.3 million of cash was generated from operating activities, compared to $85.4 million in the same period in the prior fiscal year. The increase in cash generated from operating activities of $23.9 million was primarily attributable to changes in operating assets and liabilities, partially offset by lower net earnings. The changes in operating assets and liabilities reflect favorable changes in accounts receivable and inventory of $24.0 million and $19.4 million, respectively for the six months ended January 31, 2016, compared to the same period of Fiscal 2015.
The accounts receivable balance as of January 31, 2016 was $402.7 million, a decrease of $57.3 million from $460.0 million as of July 31, 2015. The decrease is a result of higher revenues in the fourth quarter of fiscal 2015. Days sales outstanding was 69 days as of January 31, 2016, compared to 64 days as of July 31, 2015. The increase in days sales outstanding reflects delayed payments and longer payment terms associated with some large Gas Turbine Systems projects during Fiscal 2016.  The Company’s days sales outstanding is also impacted by the mix of foreign sales particularly in countries where extended payment terms are required. Days sales outstanding is calculated using the count back method which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
The inventory balance as of January 31, 2016 was $274.8 million, an increase of $9.8 million from $265.0 million as of July 31, 2015. The increase is due to higher inventory levels in the Gas Turbine Systems business to support upcoming projects. Inventory turns were 3.9 times per year as of January 31, 2016, compared to 4.3 times per year as of July 31, 2015. Inventory turns are calculated  by taking the inventoriable portion of cost of goods sold for the trailing twelve month period divided by the average gross inventory value over the prior thirteen month period.
In the first six months of Fiscal 2016, operating cash flows, cash on hand, and credit lines were used to repurchase 2.1 million shares of treasury stock for $68.0 million, make $42.8 million in capital investments, pay $45.2 million in dividends, and acquire Engineered Products Company (EPC). For additional information regarding share repurchases, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”
At the end of the second quarter, the Company held $222.1 million in cash and cash equivalents, up from $189.9 million at July 31, 2015. Short-term investments were $9.8 million compared to $27.5 million at July 31, 2015. Short-term investments may change from quarter to quarter based on maturity dates of existing investments and the Company’s outlook of cash needs, and available access to liquidity. The amount of unused lines of credit as of January 31, 2016, was approximately $403.1 million. Long-term debt of $389.0 million at January 31, 2016, a slight decrease from $389.2 million at July 31, 2015. Long-term debt represented 35.5 percent of total long-term capital, defined as long-term debt plus total shareholders’ equity, compared to 33.3 percent at July 31, 2015.
The majority of the Company’s cash and cash equivalents and short-term investments are held by its foreign subsidiaries, as over half of the Company’s earnings occur outside the U.S. Most of these funds are considered permanently reinvested outside the U.S., and will only be repatriated when it is tax effective to do so, as the cash generated from U.S. operations and the Company’s access to liquidity is anticipated to be sufficient for the U.S. operations' cash needs. On September 24, 2015, the Company repatriated $20.3 million, or €18.0 million, of cash held by its foreign subsidiaries in the form of a cash dividend. Additionally, on September 30, 2015, the Company repatriated $5.2 million of cash held by its foreign subsidiaries in the form of a cash dividend. These dividends represented a portion of the total planned dividends for Fiscal 2016. The Company anticipates the net tax impact of the Fiscal 2016 dividends to be tax neutral.
In October of Fiscal 2015, the Company completed a foreign legal entity restructuring. The restructuring resulted in the ability to repatriate additional prior year earnings at no additional tax cost and still follow the Company’s policy of only repatriating cash when it is tax effective to do so.  As a result, the Company changed its assertion regarding certain foreign earnings that were previously considered permanently reinvested and repatriated approximately $45 million of those earnings in addition to the approximately $80 million repatriation of current year earnings not previously considered indefinitely reinvested. The level of repatriation in Fiscal 2015 is viewed as nonrecurring in nature due to a change in the mix of foreign earnings and taxes as a result of this restructuring.
The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. The Company may elect to make additional contributions up to the maximum tax-deductible contribution. For the six months ended January 31, 2016, the Company made contributions of $1.7 million to its non-U.S. pension plans and $0.6 million to its U.S. pension plans. The minimum funding requirement for the Company’s U.S. plans for Fiscal 2016 is $10.8 million. Per the Pension Protection Act of 2006, this obligation can be met with existing credit balances that resulted from payments above the minimum obligation in prior years. The Company plans to utilize existing credit balances to meet the minimum obligation for Fiscal 2016. The Company currently estimates that it will contribute an additional $2.2 million to its non-U.S. pension plans during the remainder of Fiscal 2016.
The following table summarizes the Company’s contractual obligations as of January 31, 2016 (millions of dollars):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$388.7	$—	$100.0	$13.7	$275.0
Capital lease obligations	0.9	0.8	0.1	—	—
Interest on long-term debt obligations	114.1	14.9	23.0	18.7	57.5
Operating lease obligations	28.6	11.1	14.1	3.2	0.2
Purchase obligations (1)	133.9	125.0	8.2	0.5	0.2
Pension and deferred compensation (2)	122.9	18.6	15.2	14.7	74.4
Total (3)	$789.1	$170.4	$160.6	$50.8	$407.3

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

(3)
In addition to the above contractual obligations, the Company may be obligated for additional cash outflows of $21.6 million of potential tax obligations, including accrued interest and penalties. The payment and timing of any such payments is affected by the ultimate resolution of the tax years that are under audit or remain subject to examination by the relevant taxing authorities. Therefore, quantification of an estimated range and timing of future payments cannot be made at this time.

On January 31, 2016, the Company had a contingent liability for standby letters of credit totaling $7.8 million that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of insurance contract terms as detailed in each letter of credit. As of January 31, 2016, there were no amounts drawn upon these letters of credit.
On October 28, 2014, the Company entered into a First Amendment (Amendment) to its five-year, multi-currency revolving credit facility with a group of banks under which the Company may borrow up to $250.0 million. The Amendment increased the borrowing availability up to $400.0 million. The credit facility provides that loans may be made under a selection of currencies and rate formulas including Base Rate Loans or LIBOR Rate Loans. The interest rate on each advance is based on certain market interest rates and leverage ratios. Facility fees and other fees on the entire loan commitment are payable over the duration of this facility. As of January 31, 2016, there was $245.0 million borrowed under this facility. The multi-currency revolving facility contains debt covenants specifically related to maintaining a certain interest coverage ratio, and a certain leverage ratio, as well as other covenants that, under certain circumstances, can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, create liens, and sell assets. As of January 31, 2016, the Company was in compliance with all such covenants.
On April 16, 2015, the Company entered into a First Supplement to Note Purchase Agreement (First Supplement), dated April 16, 2015, with a group of institutional investors, which supplements a Note Purchase Agreement, dated March 27, 2014. Pursuant to the First Supplement, the Company issued $25.0 million of senior unsecured notes due April 16, 2025, and $125.0 million senior unsecured notes due June 17, 2030. The debt was issued at face value and bears interest payable semi-annually at an annual rate of interest of 2.93 percent. The proceeds from the notes were primarily used to refinance existing debt, and were also used for general corporate purposes. The notes contain debt covenants specifically related to maintaining a certain leverage ratio as well as other covenants that, under certain circumstances, can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, create liens, and sell assets. As of January 31, 2016, the Company was in compliance with all such covenants.
The Company has two uncommitted credit facilities in the U.S., which provide unsecured borrowings for general corporate purposes. At January 31, 2016 and 2015, there was $48.6 million and $43.8 million available for use, respectively, under these two facilities. There was $16.4 million outstanding at January 31, 2016, and $21.1 million outstanding at January 31, 2015, under these facilities. The weighted average interest rate on the short-term borrowings outstanding at January 31, 2016, was 1.19 percent.
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
Critical Accounting Policies
Other than noted in the following paragraph there have been no other material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2015.
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
During the second quarter of Fiscal 2016, the Company revised its forecast associated with its Gas Turbine Systems reporting unit. While the previous forecast for this reporting unit called for a year-over-year decline in sales, the Company continued to face deferrals and softening demand for large-turbine projects. Given the challenges facing this business, the Company revisited its strategic focus. The Company's priorities for the Gas Turbine Systems business will shift slightly. The Company will continue to focus on innovative products while growing the aftermarket business. The strategic shift is the Company will be more selective in taking on large-turbine projects. This strategic shift resulted in the revised forecast associated with its Gas Turbine Systems reporting unit.
As a result of the strategic shift and revised forecast actions taken in the second quarter of Fiscal 2016, the Company concluded that an interim goodwill triggering event had occurred for the Gas Turbine Systems reporting unit. Goodwill associated with the Gas Turbine Systems reporting unit is $60.2 million as of January 31, 2016 and is included in the Industrial Products segment. The Company completed its goodwill impairment assessment using a discounted cash flow model based on management's judgments and assumptions to determine the estimated fair value of the reporting unit. Based on the results of this assessment the Company concluded the estimated fair value of the Gas Turbine Systems reporting unit exceeded the respective carrying amount of the reporting unit by approximately 13.6 percent. Therefore, the second step of the impairment test was not necessary for this reporting unit.
In determining the estimated fair value of the reporting unit, the Company used the income approach, a valuation technique using an estimate of future cash flows from the reporting unit's financial forecast. A terminal growth rate of 3.0 percent and a discount rate of 12.0 percent were used reflecting the relative risk of achieving cash flows as well as any other specific risks or factors related to the Gas Turbine Systems reporting unit. The Company believes the assumptions used in its discounted cash flow analysis are appropriate and result in reasonable estimate of the reporting unit's fair value. The Company performed a sensitivity analysis to determine how the assumptions made impact the results of the impairment test. Holding all other assumptions constant, an unfavorable change in projected cash flows of 25.0 percent or more would potentially result in an indication of impairment. Additionally, a decrease in the residual growth rate of 4.5 percentage points or more or an increase in the discount rate of 1.2 percentage points or more would potentially result in an indication of impairment. While the current projections support no impairment of this reporting unit as of January 31, 2016, given that our second quarter 2016 results fell below expectations and the sensitivities to the assumptions used in the calculations of the estimated cash flows, it is possible that an impairment could be incurred in the future. The Company will continue to monitor results and expected cash flows in the future to assess whether goodwill impairment in our Gas Turbine Systems reporting unit may be necessary.
Outlook
Donaldson expects Fiscal 2016 adjusted EPS to be between $1.51 and $1.61, compared with prior adjusted EPS guidance of $1.49 to $1.69. Fiscal 2016 GAAP EPS is expected to be approximately 6 cents lower than adjusted EPS, reflecting the full-year impact from restructuring charges and investigation related costs.
Donaldson's full year 2016 guidance reflects:

▪	Sales between $2.20 billion and $2.25 billion, or 5 percent to 7 percent below last year, compared with prior guidance for sales to be approximately 3 percent to 7 percent below last year.

◦
Excluding the negative impact from currency translation of $90 million to $100 million, sales in local currencies are expected to decline between 1 percent and 3 percent. The midpoint of this range is consistent with that of the prior guidance range.

▪	Adjusted operating margin in a range between 13.0 percent and 13.6 percent. The midpoint of this range is consistent with that of the prior guidance range.

▪	An effective income tax rate between 25.5 percent and 27.5 percent, compared with prior guidance of 26.0 percent to 28.0 percent.

▪	Repurchasing up to 2 percent of outstanding shares.

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

Evaluation of Disclosure Controls and Procedures
As of January 31, 2016 (the Evaluation Date), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. This conclusion was reached as a result of a material weakness in the Company’s internal control over financial reporting described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
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
The financial statement errors that arose because of the identified material weakness resulted in the revision of previously reported interim financial statements for the quarters ended January 31, 2015 and April 30, 2015. Management concluded that the material weakness described above continued to exist as of January 31, 2016, and could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected on a timely basis.

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

Remediation Plan
Management has executed its remediation plan to address the material weakness identified above. Specifically, management implemented changes, including enhancement of existing controls, to ensure European Gas Turbine Systems revenue is recognized in the appropriate period, and took multiple disciplinary actions, including termination of certain employees. In addition, a training program was implemented to provide clarity on the Company’s policies and procedures for proper revenue recognition. Improvements implemented during the quarters ended October 31, 2015 and January 31, 2016, to the control activities associated with the European Gas Turbine Systems business projects revenue included:

·	Thorough review and approval by management of all delivery terms on gas turbine projects.

·	Expanded use of third party documentation for support of the decision as to when recognition of revenue is appropriate.

·	The utilization of standard forms for determining and documenting the revenue recognition decision.

We are committed to maintaining a strong internal control environment and believe that these actions will be effective in remediating the material weakness described above. While we believe that enhancing existing controls remediates the identified material weakness, the material weakness in internal control will not be considered fully addressed until the new procedures have been in place for a sufficient period of time and tested to allow management to conclude that the controls are effective.

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
Repurchases of Equity Securities The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the three months ended January 31, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
November 1 - November 30, 2015	7,733	$30.91	—	10,974,199
December 1 - December 31, 2015	17,325	30.20	—	10,974,199
January 1 - January 31, 2016	3,087	28.43	—	10,974,199
Total	28,145	$30.20	—	10,974,199

(1) On May 29, 2015, the Company announced that the Board of Directors authorized the repurchase of up to 14.0 million shares of common stock. This repurchase authorization, which is effective until terminated by the Board of Directors, replaced the existing authority for repurchase of 15.0 million shares of common stock that was authorized on September 27, 2013. There were no repurchases of common stock made outside of the Company's current repurchase authorization during the three months ended January 31, 2016. However, the "Total Number of Shares Purchased" column of the table above includes 28,145 previously owned shares tendered by option holders in payment of the exercise price of options during the quarter. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding of taxes due as a result of exercising stock options or payment of equity-based awards.

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

*4-A – Preferred Stock Amended and Restated Rights Agreement between Registrant and Wells Fargo Bank, N.A., as Rights Agent, dated as of January 27, 2006 (Filed as Exhibit 4-A to 2011 Form 10-K Report)

31-A – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31-B – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 – Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 – The following information from the Donaldson Company, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2016, as filed with the Securities and Exchange Commission, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) The Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

DONALDSON COMPANY, INC.
(Registrant)

Date: March 10, 2016	By:	/s/ Tod E. Carpenter
Tod E. Carpenter President and Chief Executive Officer (duly authorized officer)

Date: March 10, 2016	By:	/s/ Scott J. Robinson
Scott J. Robinson Vice President, Chief Financial Officer (principal financial officer)

Date: March 10, 2016	By:	/s/ Melissa A. Osland
Melissa A. Osland Corporate Controller (principal accounting officer)