Form 10-Q
period 2016-04-30
DONALDSON CO INC
filed 2016-06-08
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2016 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.
Commission File Number 1-7891
DONALDSON COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
☐ Yes ☒No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $5 Par Value - 133,127,261 shares as of May 31, 2016.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
Net sales	$571.3	$575.6	$1,626.5	$1,760.6
Cost of sales	374.7	381.5	1,081.0	1,154.3
Gross profit	196.6	194.1	545.5	606.3
Operating expenses	121.7	127.0	361.4	396.4
Operating income	74.9	67.1	184.1	209.9
Interest expense	5.3	3.9	15.8	11.1
Other income, net	(2.5)	(4.6)	(6.6)	(11.7)
Earnings before income taxes	72.1	67.8	174.9	210.5
Income taxes	17.3	20.0	43.6	58.8
Net earnings	$54.8	$47.8	$131.3	$151.7

Weighted average shares - basic	133.9	137.2	133.8	138.3
Weighted average shares - diluted	134.7	138.8	134.7	140.0
Net earnings per share - basic	$0.41	$0.35	$0.98	$1.10
Net earnings per share - diluted	$0.41	$0.34	$0.97	$1.08
Dividends paid per share	$0.170	$0.165	$0.510	$0.495

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
Net earnings	$54.8	$47.8	$131.3	$151.7
Foreign currency translation gain (loss)	31.2	(6.1)	1.8	(102.6)
Net gain (loss) on hedging derivatives, net of deferred taxes of ($0.1), ($1.5), ($0.3) and ($0.8), respectively	(0.2)	(2.6)	(0.9)	(1.4)
Pension and postretirement liability adjustment, net of deferred taxes of $3.6, $1.1, ($7.1) and $5.5, respectively	8.2	7.9	(9.1)	20.1
Total comprehensive income	$94.0	$47.0	$123.1	$67.8

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars, except share amounts)
(Unaudited)

	April 30, 2016	July 31, 2015
Assets
Current assets
Cash and cash equivalents	$247.4	$189.9
Short-term investments	—	27.5
Accounts receivable, less allowance of $8.2 and $6.7 at April 30, 2016 and July 31, 2015	426.0	460.0
Inventories	269.4	265.0
Prepaids and other current assets	86.1	88.3
Total current assets	1,028.9	1,030.7
Property, plant, and equipment, at cost	1,177.0	1,128.1
Less accumulated depreciation	(696.3)	(657.5)
Property, plant, and equipment, net	480.7	470.6
Goodwill	230.9	223.7
Intangible assets, net	40.1	37.9
Other assets	44.1	46.6
Total assets	$1,824.7	$1,809.5

Liabilities and shareholders' equity
Current liabilities
Short-term borrowings	$213.2	$187.3
Current maturities of long-term debt	1.4	1.8
Trade accounts payable	154.7	179.2
Other current liabilities	154.4	192.3
Total current liabilities	523.7	560.6
Long-term debt	391.8	389.2
Deferred income taxes	9.1	12.5
Other long-term liabilities	96.5	68.5
Total liabilities	1,021.1	1,030.8
Shareholders' equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued	758.2	758.2
Retained earnings	895.3	815.2
Non-controlling interest	4.0	3.9
Stock compensation plans	16.7	17.9
Accumulated other comprehensive loss	(170.2)	(162.0)
Treasury stock at cost, 18,534,433 and 17,044,950 shares at April 30, 2016 and July 31, 2015, respectively	(700.4)	(654.5)
Total shareholders' equity	803.6	778.7
Total liabilities and shareholders' equity	$1,824.7	$1,809.5

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(Unaudited)

	Nine Months Ended April 30,
	2016	2015
Operating Activities
Net earnings	$131.3	$151.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	55.9	55.5
Changes in operating assets and liabilities, excluding effect of acquisition	(0.1)	(60.5)
Tax benefit of equity plans	(1.8)	(6.5)
Stock compensation plan expense	6.0	9.2
Deferred taxes	0.2	(0.7)
Other, net	10.4	12.7
Net cash provided by operating activities	201.9	161.4

Investing Activities
Net expenditures on property, plant, and equipment	(59.4)	(72.6)
Purchases of short-term investments	—	(27.0)
Proceeds from sale of short-term investments	28.0	114.5
Acquisitions, net of cash acquired	(12.9)	(96.7)
Net cash used in investing activities	(44.3)	(81.8)

Financing Activities
Purchase of treasury stock	(68.0)	(201.2)
Proceeds from long-term debt	—	25.0
Repayments of long-term debt	(1.1)	(3.4)
Change in short-term borrowings	24.8	100.5
Dividends paid	(67.9)	(68.2)
Tax benefit of equity plans	1.8	6.5
Exercise of stock options	8.9	10.5
Net cash used in financing activities	(101.5)	(130.3)
Effect of exchange rate changes on cash	1.4	(23.4)
Increase (decrease) in cash and cash equivalents	57.5	(74.1)
Cash and cash equivalents, beginning of year	189.9	296.4
Cash and cash equivalents, end of period	$247.4	$222.3

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note A – Summary of Significant Accounting Policies
Basis of Presentation The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of earnings, comprehensive income, financial position and cash flows have been included and are of a normal recurring nature. Operating results for the three and nine month periods ended April 30, 2016, are not necessarily indicative of the results that may be expected for future periods. The year-end condensed balance sheet data was derived from the Company's audited financial statements but does not include all disclosures required by U.S. GAAP. For further information, refer to the Audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2015.
Revision of Previously Reported Interim Financial Statements During the second and third quarters of Fiscal 2015, revenue for certain transactions was accelerated and therefore inappropriately recognized in our European Gas Turbine Systems business through the alteration of documents by certain individuals with the intention to recognize revenue in periods earlier than would be allowable under U.S. GAAP. The Company assessed the impact of this inappropriately accelerated revenue recognition and chose to correct these misstatements by revising previously issued Fiscal 2015 second and third quarter financial statements. The impact of these misstatements is included in the Fiscal 2015 amounts in the accompanying condensed consolidated financial statements, including applicable footnotes, and is summarized as follows (millions of dollars, except per share amounts):

	Three Months Ended April 30, 2015			Nine Months Ended April 30, 2015
	As Previously Reported	Effect of Revision	As Revised	As Previously Reported	Effect of Revision	As Revised
Net sales	$568.0	$7.6	$575.6	$1,761.4	$(0.8)	$1,760.6
Cost of sales	376.0	5.5	381.5	1,154.8	(0.5)	1,154.3
Gross profit	192.0	2.1	194.1	606.6	(0.3)	606.3
Operating income	65.0	2.1	67.1	210.2	(0.3)	209.9
Earnings before income taxes	65.7	2.1	67.8	210.8	(0.3)	210.5
Income taxes	19.3	0.7	20.0	58.9	(0.1)	58.8
Net earnings	$46.4	$1.4	$47.8	$151.9	$(0.2)	$151.7
Basic earnings per share	$0.34	$0.01	$0.35	$1.10	$—	$1.10
Diluted earnings per share	$0.33	$0.01	$0.34	$1.08	$—	$1.08
Comprehensive income	$45.6	$1.4	$47.0	$68.0	$(0.2)	$67.8
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
In May 2015, FASB issued ASU 2015-07, Fair Value Measurement (Topic 850): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (ASU 2015-07), which amended guidance requiring a company to categorize investments for which fair values are measured using the net asset value (NAV) per share practical expedient. ASU 2015-07 also limits the disclosures to investments for which the entity has elected to measure the fair value using the practical expedient. This accounting guidance is effective for the Company beginning in the first quarter of Fiscal 2017. Early adoption is permitted. The Company does not expect the application of ASU 2015-07 to have a significant impact on its consolidated financial statements. The Company expects ASU 2015-07 only to affect the Company's disclosures.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (ASU 2015-11), which amended the guidance requiring companies not using the last-in, first-out (LIFO) method to measure inventory at the lower of cost and net realizable value rather than the lower of cost or market. This accounting guidance is effective for the Company beginning in the first quarter of Fiscal 2017. Early adoption is permitted. The Company does not expect the application of ASU 2015-11 to have a significant impact on its consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which amends (Topic 805) Business Combinations. This ASU requires that acquiring entities recognize measurement period adjustments in the reporting period the amounts are determined, including earnings adjustments that would have been recorded in previous periods if the adjustments were known at the acquisition date. Acquiring entities are no longer required to retrospectively adjust amounts in comparative periods. The adjustment amounts and reasons are still disclosed. The Company does not expect the application of ASU 2015-16 to have a significant impact on its consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which amended the guidance requiring companies to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. This accounting guidance simplifies the presentation of deferred income taxes, such that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This accounting guidance is effective for the Company beginning in the first quarter of Fiscal 2018. Early adoption is permitted. The Company is evaluating the impact that ASU 2015-17 will have on the Company's consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), which amended the guidance requiring companies to recognize assets and liabilities for leases with lease terms of more than twelve months. The new guidance will require companies to record both capital and operating leases on the balance sheet. This accounting guidance is effective for the Company beginning in the first quarter of Fiscal 2020 on a modified retrospective basis, and early adoption is permitted. The Company is evaluating the impact that ASU 2016-02 will have on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for the Company beginning in the first quarter of Fiscal 2018. Early application is permitted. If early adopted, an entity must adopt all of the amendments during the same period. The Company is currently evaluating the impact of the adoption of ASU 2016-09 on its consolidated financial statements.
Note B – Inventories
The components of inventory as of April 30, 2016 and July 31, 2015, are as follows (millions of dollars):

	April 30, 2016	July 31, 2015
Raw materials	$102.3	$113.4
Work in process	22.6	22.6
Finished products	144.5	129.0
Total inventories	$269.4	$265.0

Note C – Accounting for Stock-Based Compensation
Stock-based compensation expense is recognized using the fair-value method for all awards. The Company determines the fair value of its option awards using the Black-Scholes option pricing model. Options granted are priced at the fair market value of the Company's stock on the date of grant. There were 966,950 stock options awarded during the nine months ended April 30, 2016. The weighted average fair value for options granted during the nine months ended April 30, 2016 and 2015 was $7.10 and $9.94 per share, respectively. For the three and nine months ended April 30, 2016, the Company recorded pre-tax stock-based compensation expense associated with stock options of $1.2 million and $5.6 million, respectively, and recorded $0.3 million and $1.7 million, respectively, of related tax benefits. For the three and nine months ended April 30, 2015, the Company recorded pre-tax stock-based compensation expense associated with stock options of $1.3 million and $8.2 million, respectively, and recorded $0.4 million and $2.7 million, respectively, of related tax benefits.
The following table summarizes stock option activity during the nine months ended April 30, 2016:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at July 31, 2015	7,191,442	$29.38
Granted	966,950	$28.16
Exercised	(643,199)	$18.96
Canceled	(389,961)	$36.97
Outstanding at April 30, 2016	7,125,232	$29.75
The total intrinsic value of options exercised during the nine months ended April 30, 2016 and 2015 was $7.4 million and $17.1 million, respectively.
The following table summarizes information concerning outstanding and exercisable options as of April 30, 2016:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price of Outstanding Options	Number Exercisable	Weighted Average Exercise Price of Exercisable Options
$ 0.00 to $17.69	877,972	1.83	$17.20	877,972	$17.20
$17.70 to $23.69	1,359,206	2.79	$21.47	1,359,206	$21.47
$23.70 to $29.69	1,668,035	7.36	$28.55	752,435	$29.13
$29.70 to $35.69	1,569,644	6.02	$34.22	1,542,877	$34.26
$35.70 and above	1,650,375	8.08	$40.20	815,804	$40.80
	7,125,232	5.68	$29.75	5,348,294	$28.48
At April 30, 2016, the aggregate intrinsic value of options outstanding and exercisable was $35.8 million and $31.5 million, respectively.
As of April 30, 2016, there was $7.5 million of total unrecognized compensation expense related to non-vested stock options granted under the 2010 Master Stock Incentive Plan. This unvested expense is expected to be recognized during Fiscal Years 2016, 2017, 2018 and 2019.
Note D – Net Earnings Per Share
The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods. For the three and nine months ended April 30, 2016, there were 3,219,019 options excluded from the diluted net earnings per share calculation. For the three and nine months ended April 30, 2015, there were 1,814,149 and 869,490, respectively, options excluded from the diluted net earnings per share calculation.

Basic and diluted net earnings per share were calculated using the following (millions of dollars, except per share amounts):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
Net earnings	$54.8	$47.8	$131.3	$151.7
Weighted average common shares outstanding:
Basic	133.9	137.2	133.8	138.3
Dilutive impact of share based awards	0.8	1.6	0.9	1.7
Diluted	134.7	138.8	134.7	140.0

Basic net earnings per share	$0.41	$0.35	$0.98	$1.10
Diluted net earnings per share	$0.41	$0.34	$0.97	$1.08
Note E – Shareholders’ Equity
The Company’s Board of Directors authorized the repurchase of up to 14.0 million shares of common stock on May 29, 2015. During the three months ended April 30, 2016, there were no share repurchases. During the nine months ended April 30, 2016, the Company repurchased 2.1 million shares for $68.0 million at an average price of $32.85 per share. As of April 30, 2016, the Company had remaining authorization to repurchase up to 10.9 million shares.
On January 28, 2016, the Company's Board of Directors declared a cash dividend in the amount of 17.0 cents per common share, payable to stockholders of record on February 16, 2016. The dividend was paid on March 2, 2016.
On May 25, 2016, the Company's Board of Directors declared a cash dividend in the amount of 17.5 cents per common share, payable to stockholders of record on June 10, 2016. The dividend is payable on June 29, 2016.

Note F – Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component for the three months ended April 30, 2016 and 2015 are as follows (millions of dollars):

	Foreign currency translation adjustment (a)	Pension benefits		Derivative financial instruments		Total
Balance as of January 31, 2016, net of tax	$(100.2)	$(107.9)		$(1.3)		$(209.4)
Other comprehensive (loss) income before reclassifications and tax	31.2	10.5		—		41.7
Tax benefit (expense)	—	(3.0)		—		(3.0)
Other comprehensive (loss) income before reclassifications, net of tax	31.2	7.5		—		38.7
Reclassifications, before tax	—	1.3		(0.3)		1.0
Tax benefit (expense)	—	(0.6)		0.1		(0.5)
Reclassifications, net of tax	—	0.7	(b)	(0.2)	(c)	0.5
Other comprehensive (loss) income, net of tax	31.2	8.2		(0.2)		39.2
Balance at April 30, 2016, net of tax	$(69.0)	$(99.7)		$(1.5)		$(170.2)

Balance as of January 31, 2015, net of tax	$(48.2)	$(81.8)		$1.1		$(128.9)
Other comprehensive (loss) income before reclassifications and tax	(6.1)	7.0		(4.0)		(3.1)
Tax benefit (expense)	—	(1.6)		1.4		(0.2)
Other comprehensive (loss) income before reclassifications, net of tax	(6.1)	5.4		(2.6)		(3.3)
Reclassifications, before tax	—	2.0		(0.1)		1.9
Tax benefit (expense)	—	0.5		0.1		0.6
Reclassifications, net of tax	—	2.5	(b)	—	(c)	2.5
Other comprehensive (loss) income, net of tax	(6.1)	7.9		(2.6)		(0.8)
Balance at April 30, 2015, net of tax	$(54.3)	$(73.9)		$(1.5)		$(129.7)

(a)	Taxes are not provided on cumulative translation adjustments as substantially all translation adjustments relate to earnings that are intended to be indefinitely reinvested outside the U.S.

(b)
Primarily includes net amortization of prior service costs and actuarial losses included in net periodic benefit cost (see Note K) that were reclassified from accumulated other comprehensive loss to operating expenses or cost of sales.

(c)	Relates to foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to other income, net.

Changes in accumulated other comprehensive loss by component for the nine months ended April 30, 2016 and 2015 are as follows (millions of dollars):

	Foreign currency translation adjustment (a)	Pension benefits		Derivative financial instruments		Total
Balance as of July 31, 2015, net of tax	$(70.8)	$(90.6)		$(0.6)		$(162.0)
Other comprehensive (loss) income before reclassifications and tax	1.8	(28.3)		(0.4)		(26.9)
Tax benefit (expense)	—	11.1		0.1		11.2
Other comprehensive (loss) income before reclassifications, net of tax	1.8	(17.2)		(0.3)		(15.7)
Reclassifications, before tax	—	12.1		(0.8)		11.3
Tax benefit (expense)	—	(4.0)		0.2		(3.8)
Reclassifications, net of tax	—	8.1	(b)	(0.6)	(c)	7.5
Other comprehensive (loss) income, net of tax	1.8	(9.1)		(0.9)		(8.2)
Balance at April 30, 2016, net of tax	$(69.0)	$(99.7)		$(1.5)		$(170.2)

Balance as of July 31, 2014, net of tax	$48.3	$(94.0)		$(0.1)		$(45.8)
Other comprehensive (loss) income before reclassifications and tax	(102.6)	18.8		(2.0)		(85.8)
Tax benefit (expense)	—	(4.1)		0.7		(3.4)
Other comprehensive (loss) income before reclassifications, net of tax	(102.6)	14.7		(1.3)		(89.2)
Reclassifications, before tax	—	6.8		(0.2)		6.6
Tax benefit (expense)	—	(1.4)		0.1		(1.3)
Reclassifications, net of tax	—	5.4	(b)	(0.1)	(c)	5.3
Other comprehensive (loss) income, net of tax	(102.6)	20.1		(1.4)		(83.9)
Balance at April 30, 2015, net of tax	$(54.3)	$(73.9)		$(1.5)		$(129.7)

(a)	Taxes are not provided on cumulative translation adjustments as substantially all translation adjustments relate to earnings that are intended to be indefinitely reinvested outside the U.S.

(b)
Primarily includes net amortization of prior service costs and actuarial losses included in net periodic benefit cost (see Note K) that were reclassified from accumulated other comprehensive loss to operating expenses or cost of sales.

(c)	Relates to foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to other income, net.

Note G – Segment Reporting
The Company has identified two reportable segments: Engine Products and Industrial Products. Segment determination was based on the internal organization structure, management of operations, and performance evaluation by management and the Company’s Board of Directors. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, such as interest income and interest expense. The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report the operating profit and other financial information shown below. Segment detail is summarized as follows (millions of dollars):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
Net Sales
Engine Product segment	$357.3	$368.0	$1,024.8	$1,115.8
Industrial Product segment	214.0	207.6	601.7	644.8
Total	$571.3	$575.6	$1,626.5	$1,760.6

Earnings Before Income Taxes
Engine Product segment	$48.7	$47.7	$112.1	$142.3
Industrial Product segment	29.9	25.3	81.6	88.0
Corporate and Unallocated	(6.5)	(5.2)	(18.8)	(19.8)
Total	$72.1	$67.8	$174.9	$210.5
There were no Customers that accounted for over 10 percent of net sales for the three and nine months ended April 30, 2016 and 2015. There were no Customers that accounted for over 10 percent of gross accounts receivable as of April 30, 2016 and 2015.
Note H – Goodwill and Other Intangible Assets
Goodwill is assessed for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company performed its annual impairment assessment during the third quarter of Fiscal 2016. The results of this assessment showed that the estimated fair values of the reporting units to which goodwill is assigned continued to exceed the corresponding carrying values of the respective reporting units resulting in no goodwill impairment.
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
As a result of the strategic shift and revised forecast actions taken in the second quarter of Fiscal 2016, the Company concluded that an interim goodwill triggering event had occurred for the Gas Turbine Systems reporting unit. Goodwill associated with the Gas Turbine Systems reporting unit was $60.2 million as of January 31, 2016, and is included in the Industrial Products segment. The Company completed its goodwill impairment assessment using a discounted cash flow model based on management's judgments and assumptions to determine the estimated fair value of the reporting unit. Based on the results of this assessment the Company concluded the estimated fair value of the Gas Turbine Systems reporting unit exceeded the respective carrying amount of the reporting unit by approximately 13.6 percent. Therefore, the second step of the impairment test was not necessary for this reporting unit.

As part of the Company's annual impairment assessment it updated the valuation of the Gas Turbine Systems reporting unit. In determining the estimated fair value of the reporting unit, the Company used the income approach, a valuation technique using an estimate of future cash flows from the reporting unit's financial forecast. A terminal growth rate of 3.0 percent and a discount rate of 12.0 percent were used reflecting the relative risk of achieving cash flows as well as any other specific risks or factors related to the Gas Turbine Systems reporting unit. Based on the results of this assessment the Company concluded the estimated fair value of the Gas Turbine Systems reporting unit exceeded the respective carrying amount of the reporting unit by approximately 33.8 percent. The Company believes the assumptions used in its discounted cash flow analysis are appropriate and result in a reasonable estimate of the reporting unit's fair value. The Company performed a sensitivity analysis to determine how the assumptions made would impact the results of the impairment test. Holding all other assumptions constant, an unfavorable change in year-over-year revenue growth rates of 90.0 percent or more would potentially result in an indication of impairment. Additionally, a decrease in the residual growth rate of 6.0 percentage points or more or an increase in the discount rate of 3.0 percentage points or more would potentially result in an indication of impairment. The Company will continue to monitor results and expected cash flows in the future to assess whether goodwill impairment in our Gas Turbine Systems reporting unit may be necessary.
The following is a reconciliation of goodwill for the nine months ended April 30, 2016 (millions of dollars):

	Engine Products	Industrial Products	Total Goodwill
Balance as of July 31, 2015	$71.0	$152.7	$223.7
Goodwill acquired	6.3	(0.3)	6.0
Foreign exchange translation	0.2	1.0	1.2
Balance as of April 30, 2016	$77.5	$153.4	$230.9
As of April 30, 2016 and July 31, 2015, other intangible assets were $40.1 million and $37.9 million, respectively. Intangible assets increased during the year due to the acquisition of Engineered Products Company (EPC) which generated intangibles of $7.0 million, partially offset by amortization of existing assets of $4.5 million, and a $0.3 million foreign exchange translation decrease. Refer to Note N for further discussion of the EPC acquisition.
Note I – Guarantees
The Company and Caterpillar Inc. equally own the shares of Advanced Filtration Systems Inc. (AFSI), an unconsolidated joint venture, and guarantee certain debt of the joint venture. As of April 30, 2016, AFSI had $23.9 million of outstanding debt, of which the Company guarantees half. The Company recorded $0.2 million and $0.5 million of earnings from this equity method investment during the three months ended April 30, 2016 and 2015, respectively. The Company recorded a $1.0 million loss and $1.9 million of earnings from this equity method investment during the nine months ended April 30, 2016 and 2015, respectively. During the three months ended April 30, 2016 and 2015, the Company recorded royalty income of $1.3 million and $1.5 million, respectively, related to AFSI. During the nine months ended April 30, 2016 and 2015, the Company recorded royalty income of $3.9 million and $4.6 million, respectively, related to AFSI.
As of April 30, 2016, the Company had a contingent liability for standby letters of credit totaling $7.8 million that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of insurance contract terms as detailed in each letter of credit. At April 30, 2016, there were no amounts drawn upon these letters of credit.
Note J – Warranty
The Company estimates warranty expense using quantitative measures based on historical warranty claim experience and evaluation of specific Customer warranty issues. Following is a reconciliation of warranty reserves for the nine months ended April 30, 2016 and 2015 (millions of dollars):

	Nine Months Ended April 30,
	2016	2015
Beginning balance	$8.6	$9.0
Accruals for warranties issued during the reporting period	2.9	2.2
Accruals related to pre-existing warranties (including changes in estimates)	2.9	1.1
Less settlements made during the period	(2.6)	(3.7)
Ending balance	$11.8	$8.6

While the current fiscal year period included increased warranty costs, there were no individually material specific warranty matters accrued for in the nine months ended April 30, 2016 or 2015. The Company’s warranty matters are not expected to have a material impact on its results of operations, liquidity or financial position.
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
Net periodic pension costs for the Company’s pension plans include the following components (millions of dollars):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
Net periodic cost:
Service cost	$4.7	$4.8	$13.8	$15.1
Interest cost	4.8	4.8	14.3	14.5
Expected return on assets	(7.2)	(7.4)	(21.7)	(22.3)
Prior service cost and transition amortization	0.1	0.2	0.4	0.5
Settlement cost	—	—	—	3.9
Actuarial loss amortization	2.1	1.8	6.4	5.5
Net periodic benefit cost	$4.5	$4.2	$13.2	$17.2
The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. For the nine months ended April 30, 2016, the Company made contributions of $2.5 million to its non-U.S. pension plans and $0.8 million to its U.S. pension plans. The minimum funding requirement for the Company’s U.S. plans for Fiscal 2016 is $10.8 million. Per the Pension Protection Act of 2006, this obligation can be met with existing credit balances that resulted from payments above the minimum obligation in prior years. The Company plans to utilize existing credit balances to meet the minimum obligation for Fiscal 2016. The Company currently estimates that it will contribute an additional $1.5 million to its non-U.S. pension plans during the remainder of Fiscal 2016.
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
In the first quarter of Fiscal 2015, the Company offered lump sum payments to certain participants of its U.S. pension plans. During the three months ended January 31, 2015, the Company made cash distributions to all participants who accepted these settlement offers, which qualified as a partial settlement of these plans. The Company recorded $3.9 million of expense in the second quarter of Fiscal 2015 associated with the partial settlement.
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

Note M – Income Taxes
The effective tax rate for the three and nine months ended April 30, 2016 was 24.0 percent and 24.9 percent, respectively, compared to 29.5 percent and 27.9 percent for the three and nine months ended April 30, 2015. The decrease in the Company’s effective tax rate for the three and nine months ended April 30, 2016 was primarily due to a $3.0 million tax benefit recorded in the third quarter of the current year associated with the favorable settlement of tax audits, and a reduction in the Company's tax rate prior to discrete items, which was driven by a favorable shift in mix of earnings between tax jurisdictions.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to state and foreign income tax examinations by tax authorities for years before 2008. The United States Internal Revenue Service has completed examinations of the Company’s U.S. federal income tax returns through 2012.
At April 30, 2016, the total unrecognized tax benefits were $16.8 million and accrued interest and penalties on these unrecognized tax benefits were $2.0 million. The Company recognizes accrued interest related to unrecognized tax benefits in income tax expense. If the Company were to prevail on all unrecognized tax benefits recorded, substantially all of the unrecognized tax benefits would benefit the effective tax rate. With an average statute of limitations of about 5 years, up to $1.1 million of the unrecognized tax benefits could potentially expire in the next 12 month period unless extended by an audit. It is possible that quicker than expected settlement of either current audits, future audits or disputes would cause additional reversals of previously recorded reserves in the next 12 month period. Quantification of an estimated range and timing of future audit settlements cannot be made at this time.
Note N – Acquisitions
On August 31, 2015, the Company announced that it had acquired 100 percent of the shares of Engineered Products Company, a leading designer and manufacturer of indicators, gauges, switches and sensors for engine air and liquid filtration systems. Founded in 1977, Engineered Products generates annual sales of approximately $9.0 million through its Filter Minder® brand.
Note O – Restructuring Charges
2016 Actions
In the first quarter of Fiscal 2016, the Company took actions to further align its operating and manufacturing cost structure with current and projected Customer and end-market demand. These actions consisted of one-time termination benefits from restructuring the salaried and production workforce in all geographic regions and in both reportable segments. Total charges related to this action were initially expected to be $7.2 million. These actions have been completed and resulted in a total pre-tax charge of $6.2 million with $5.8 million recorded during the first quarter of Fiscal 2016 and $0.4 million recorded during the second quarter of Fiscal 2016.
In the third quarter of Fiscal 2016, the Company took additional actions consistent with the purpose of the first quarter actions discussed above. Total charges related to this action were initially expected to be $5.5 million. These actions have been completed and resulted in a total pre-tax charge of $4.1 million recorded during the third quarter of Fiscal 2016.
2015 Actions
In the second quarter of Fiscal 2015, the Company took actions to align its operating and manufacturing cost structure with current and projected Customer and end-market demand. These actions consisted of one-time termination benefits, project management fees, warehousing costs, moving expenses, and supplies and equipment related to the closing of the Company's Grinnell, Iowa facility. Total charges related to this action were initially expected to be $5.8 million. This action was completed in the second quarter of Fiscal 2016. Total charges related to this action since the second quarter of Fiscal 2015 were $5.8 million and have been recorded in the Engine Products segment.

Restructuring charges are summarized in the table below (millions of dollars):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
2016 Third Quarter Actions	$4.1	$—	$4.1	$—
2016 First Quarter Actions	—	—	6.2	—
2015 Actions	—	5.2	2.3	5.8
Total	$4.1	$5.2	$12.6	$5.8

The Engine Products segment and Industrial Products segment incurred $1.1 million and $3.0 million, respectively, of restructuring charges during the three months ended April 30, 2016.
For the nine months ended April 30, 2016, restructuring charges for the above named actions of $7.2 million and $5.4 million were incurred in the Engine Products and Industrial Products segments, respectively. As the charges were mainly incurred and paid in the same period, there was no material liability balance as of any of the three quarters ended during Fiscal 2016.
Restructuring charges are summarized in the table below by statement of earnings line item (millions of dollars):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
Cost of sales	$0.8	$2.5	$4.9	$3.2
Operating expenses	3.3	2.7	7.7	2.6
Total	$4.1	$5.2	$12.6	$5.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Results of Operations
Three months ended April 30, 2016 compared to three months ended April 30, 2015
Operating results for the three months ended April 30, 2016 and 2015, are as follows (millions of dollars):

	Three Months Ended April 30,
	2016		2015
Net sales	$571.3		$575.6
Cost of sales	374.7	65.6%	381.5	66.3%
Gross profit	196.6	34.4%	194.1	33.7%
Operating income	74.9	13.1%	67.1	11.7%
Earnings before income taxes	72.1	12.6%	67.8	11.8%
Income taxes	17.3	3.0%	20.0	3.5%
Net earnings	$54.8	9.6%	$47.8	8.3%
For the three months ended April 30, 2016, net sales declined 0.7 percent to $571.3 million compared to the same period in the prior fiscal year. The decrease in sales in the Engine Products segment of $10.7 million was partially offset by an increase in net sales in the Industrial Products segment of $6.4 million. On a constant currency basis, net sales for the quarter ended April 30, 2016, increased 0.2 percent compared to the three months ended April 30, 2015. The impact of foreign currency translation during the third quarter of Fiscal 2016 decreased net sales by $5.6 million, or 1.0 percent, from the prior year. The impact of foreign currency translation decreased net earnings by $0.9 million, or 1.8 percent, for the three months ended April 30, 2016.
Cost of sales for the three months ended April 30, 2016, was $374.7 million compared to $381.5 million for the three months ended April 30, 2015, a decrease of $6.8 million, or 1.8 percent. The decrease in cost of sales as a percentage of net sales resulted from improved sales volume and favorable product mix, which was partially offset by lower margin projects in the Gas Turbine Systems business. Also contributing to the favorability was lower raw material costs and Continuous Improvement initiatives across the company. Purchased raw materials generally represent approximately 60 to 65 percent of the Company’s cost of sales. Of that amount, steel, including fabricated parts, represents approximately 20 percent. Filter media represents approximately 15 to 20 percent and the remainder is primarily made up of petroleum-based products, electrical and mechanical components, and other miscellaneous raw materials. The cost the Company paid for steel during the three months ended April 30, 2016, varied by grade, but in aggregate decreased compared to the prior year quarter in the U.S. The Company’s cost of filter media varies by type and decreased slightly in cost compared to the prior year quarter. The cost of petroleum-based products also showed a decrease compared to the prior year quarter. The Company enters into supply arrangements with certain of its suppliers that allow the Company to reduce volatility in its costs. The Company strives to recover or offset all material cost increases through selective price increases to its Customers and the Company’s Continuous Improvement cost reduction initiatives, which include material substitution, process improvement, and product redesigns.

Operating expenses were $121.7 million for the quarter ended April 30, 2016, compared to $127.0 million in the prior year period. As a percent of net sales, operating expenses for the current year quarter were 21.3 percent, compared to 22.1 percent during the prior year quarter. The decrease in operating expenses as a percentage of sales was primarily due to the benefit of restructuring actions and other expense controls partially offset by the reversal of an accrued benefit for a subsidy in China for $2.2 million. Approximately $3.3 million and $2.7 million of costs associated with restructuring actions are included in operating expenses for the three months ended April 30, 2016 and 2015, respectively.
Interest expense increased from $3.9 million during the quarter ended April 30, 2015, to $5.3 million during the current year quarter. The increase in interest expense resulted from higher levels of long-term debt partially offset by lower short-term borrowings. The Company issued $150.0 million of long-term debt in April 2015.
Other income, net was $2.5 million for the three months ended April 30, 2016, compared to $4.6 million in the same period of the prior year. The decrease between the current year quarter compared to the prior year quarter was primarily due to an unfavorable impact of foreign exchange losses and lower income from equity investments.
The effective tax rate for the three months ended April 30, 2016, was 24.0 percent as compared to 29.5 percent during the same period in the prior fiscal year. The decrease in the effective tax rate for the three months ended April 30, 2016, was primarily due to a $3.0 million tax benefit recorded in the current quarter associated with the favorable settlement of tax audits, and a reduction in the Company's tax rate prior to discrete items, which was driven by a favorable shift in mix of earnings between tax jurisdictions.
Nine months ended April 30, 2016 compared to nine months ended April 30, 2015
Operating results for the nine months ended April 30, 2016 and 2015 are as follows (millions of dollars):

	Nine Months Ended April 30,
	2016		2015
Net sales	$1,626.5		$1,760.6
Cost of sales	1,081.0	66.5%	1,154.3	65.6%
Gross profit	545.5	33.5%	606.3	34.4%
Operating income	184.1	11.3%	209.9	11.9%
Earnings before income taxes	174.9	10.8%	210.5	12.0%
Income taxes	43.6	2.7%	58.8	3.3%
Net earnings	$131.3	8.1%	$151.7	8.6%
Net sales for the nine months ended April 30, 2016, were $1,626.5 million, or a decrease of 7.6 percent compared to the nine months ended April 30, 2015. Current year net sales in the Engine Products and Industrial Products segments decreased $91.0 million and $43.1 million, respectively, when compared to the same period in the prior fiscal year. On a constant currency basis, net sales for the nine months ended April 30, 2016 declined 3.7 percent from net sales for the nine months ended April 30, 2015.
For the nine months ended April 30, 2016, cost of sales decreased $73.3 million, or 6.4 percent, to $1,081.0 million compared to the same period of the prior fiscal year. Approximately $4.9 million and $3.2 million of costs associated with the Company's restructuring actions are included in cost of sales for the nine months ended April 30, 2016 and 2015, respectively. The increase in cost of sales as a percentage of net sales resulted from unabsorption of fixed manufacturing costs from a decline in sales volume combined with the impact of foreign currency translation. The Company was able to offset some of this unfavorable impact through lower raw material costs and Continuous Improvement initiatives across the Company.
Operating expenses were $361.4 million for the nine months ended April 30, 2016, as compared to $396.4 million in the prior year period, a decrease of $35.0 million, or 8.8 percent. As a percent of sales, operating expenses for the current fiscal year period were 22.2 percent, compared to 22.5 percent for the same period in the prior fiscal year. The decrease in operating expense dollars was the result of the benefits of the restructuring actions and disciplined management of discretionary expenses and lower incentive compensation costs. Approximately $7.7 million of costs associated with restructuring actions and $3.1 million associated with the GTS investigation are included in operating expenses for the nine months ended April 30, 2016.
Interest expense for the nine months ended April 30, 2016 was $15.8 million, compared to $11.1 million for the nine months ended April 30, 2015. The increase in interest expense primarily resulted from $150.0 million of long-term debt issued in April 2015 that was outstanding during the entire Fiscal 2016 period.
Other income, net was $6.6 million for the nine months ended April 30, 2016, compared to $11.7 million during the nine months ended April 30, 2015. The decrease primarily resulted from lower income from equity investments, and the unfavorable impact of foreign exchange losses.

The effective tax rate for the nine months ended April 30, 2016, was 24.9 percent, compared to 27.9 percent for the prior fiscal year period. The decrease in the Company's effective tax rate for the nine months ended April 30, 2016, was primarily due to a $3.0 million tax benefit recorded in the third quarter of the current year associated with the favorable settlement of tax audits, and a reduction in the Company's base tax rate, which was driven by a favorable shift in mix of earnings between tax jurisdictions.
Restructuring
2016 Actions
In the first quarter of Fiscal 2016, the Company took actions to further align its operating and manufacturing cost structure with current and projected Customer and end-market demand. These actions consisted of one-time termination benefits from restructuring the salaried and production workforce in all geographic regions and in both reportable segments. Total charges related to this action were initially expected to be $7.2 million. These actions have been completed and resulted in a total pre-tax charge of $6.2 million with $5.8 million recorded during the first quarter of Fiscal 2016 and $0.4 million recorded during the second quarter of Fiscal 2016.
In the third quarter of Fiscal 2016, the Company took additional actions consistent with the purpose of the first quarter actions discussed above. Total charges related to this action were initially expected to be $5.5 million. These actions have been completed and resulted in a total pre-tax charge of $4.1 million recorded during the third quarter of Fiscal 2016.
2015 Actions
In the second quarter of Fiscal 2015, the Company took actions to align its operating and manufacturing cost structure with current and projected Customer and end-market demand. These actions consisted of one-time termination benefits, project management fees, warehousing costs, moving expenses and supplies and equipment related to the closing of the Company's Grinnell, Iowa facility. Total charges related to this action were initially expected to be $5.8 million. This action was completed in the second quarter of Fiscal 2016. Total charges related to this action since the second quarter of Fiscal 2015 were $5.8 million and have been recorded in the Engine Products segment.
Restructuring charges are summarized in the table below (millions of dollars):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
2016 Third Quarter Actions	$4.1	$—	$4.1	$—
2016 First Quarter Actions	—	—	6.2	—
2015 Actions	—	5.2	2.3	5.8
Total	$4.1	$5.2	$12.6	$5.8
The Engine Products segment and Industrial Products segment incurred $1.1 million and $3.0 million, respectively, of restructuring charges during the three months ended April 30, 2016. For the nine months ended April 30, 2016, restructuring charges of $7.2 million and $5.4 million were incurred in the Engine Products and Industrial Products segments, respectively. As the charges were mainly incurred and paid in the same period, there was no material liability balance as of any of the three quarters ended during Fiscal 2016.
Restructuring charges are summarized in the table below by statement of earnings line item (millions of dollars):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
Cost of sales	$0.8	$2.5	$4.9	$3.2
Operating expenses	3.3	2.7	7.7	2.6
Total	$4.1	$5.2	$12.6	$5.8
Total savings from the 2016 actions were initially estimated to result in $33 million of annual pre-tax savings. The Company continues to believe that an estimated $33 million in annual pre-tax savings is reasonable. The savings are a result of reduction in workforce and therefore, the savings are expected to commence immediately and will allow the Company to address its level of profitability and also invest in other strategic initiatives.

Operations by Segment
Following is financial information for the Company’s Engine and Industrial Products segments. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments and interest income and expense.
The following summarizes net sales and earnings before income taxes for the Engine and Industrial Products segments (millions of dollars):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
Net Sales:
Total Engine Products segment	$357.3	$368.0	$1,024.8	$1,115.8
Total Industrial Products segment	214.0	207.6	601.7	644.8
Total Company	$571.3	$575.6	$1,626.5	$1,760.6

Earnings Before Income Taxes:
Engine Product segment	$48.7	$47.7	$112.1	$142.3
Industrial Product segment	29.9	25.3	81.6	88.0
Corporate and Unallocated	(6.5)	(5.2)	(18.8)	(19.8)
Total Company	$72.1	$67.8	$174.9	$210.5

Engine Products Segment Following are net sales by product within the Engine Products segment (millions of dollars):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
Net Sales Engine Products segment:
Off-Road Products	$54.1	$67.2	$161.5	$204.5
On-Road Products	28.3	35.0	96.6	103.4
Aftermarket Products*	251.9	241.0	697.8	733.1
Aerospace and Defense Products	23.0	24.8	68.9	74.8
Net Sales Engine Products segment	$357.3	$368.0	$1,024.8	$1,115.8

*	Includes replacement part sales to the Company’s OEM Engine Products Customers.
For the third quarter of Fiscal 2016, worldwide Engine Products sales were $357.3 million, a decrease of 2.9 percent from $368.0 million in the same quarter of the prior year. This decrease was driven by 19.5 percent and 19.1 percent decreases in Off-Road and On-Road Products, respectively, partially offset by an increase in Aftermarket Products of 4.5 percent. Engine Products sales declined 7.5 percent in the Americas while Asia and Europe increased 8.4 percent and 0.6 percent, respectively, compared to the same period in the prior year. The impact of foreign currency translation during the third quarter of Fiscal 2016 decreased sales by $2.9 million, or 0.8 percent.
Year-to-date worldwide Engine Products sales were $1,024.8 million, a decrease of 8.2 percent from $1,115.8 million in the prior year period. This decrease was driven by a 21.0 percent decrease in Off-Road Products, a 6.6 percent decrease in On-Road Products, and a 7.9 percent decrease in Aerospace and Defense Products. Engine Products sales in the Americas, Europe, and Asia decreased by 9.6 percent, 7.9 percent and 3.7 percent, respectively, compared to the same period in the prior year. The impact of foreign currency translation on the year-to-date results for Fiscal 2016 decreased sales by $41.6 million, or 3.7 percent.
Worldwide sales of Off-Road Products in the current quarter were $54.1 million, a decrease of 19.5 percent from $67.2 million in the third quarter of the prior year. Year-to-date worldwide sales of Off-Road Products totaled $161.5 million, a decrease of 21.0 percent from $204.5 million in the prior year. For the three and nine months ended April 30, 2016, the sales decreases were driven by a continued weakness in the global agricultural equipment and Asia Pacific construction equipment markets, with decreased build rates in all regions, continued softness in the global mining equipment markets, and the negative impacts of foreign currency translation. In constant currency, sales decreased $12.7 million, or 18.9 percent, for the three months ended April 30, 2016 and year-to-date sales decreased $35.9 million, or 17.5 percent.

Worldwide sales of On-Road Products in the current quarter were $28.3 million, a decrease of 19.1 percent from $35.0 million in the third quarter of the prior year. Year-to-date worldwide sales of On-Road Products were $96.6 million, a 6.6 percent decrease from $103.4 million in the prior year. In constant currency, sales decreased $6.6 million, or 18.7 percent, for the three months ended April 30, 2016, and decreased $3.8 million, or 3.7 percent, for the nine months ended April 30, 2016. Growth outside the U.S. and continued strength of medium-duty production was not enough to offset the slowing production of Class 8 trucks, resulting in a steeper-than-expected decline in this business.
Worldwide sales of Aftermarket Products in the current quarter were $251.9 million, an increase of 4.5 percent from $241.0 million in the third quarter of the prior year. Year-to-date worldwide sales of Aftermarket Products were $697.8 million, a 4.8 percent decrease from $733.1 million in the prior year. In constant currency, sales increased $13.4 million, or 5.6 percent, for the three months ended April 30, 2016, and year-to-date sales decreased $5.6 million, or 0.8 percent. Improvement over the prior year quarter would suggest a possible end to the destocking events and sales through the Company's independent channel increased at a modest rate from last year.
Worldwide sales of Aerospace and Defense Products were $23.0 million, a decrease of 7.3 percent from $24.8 million in the third quarter of the prior year. Year-to-date sales of Aerospace and Defense Products were $68.9 million, a 7.9 percent decrease from $74.8 million in the prior year. For the three and nine months ended April 30, 2016, the sales decreases were primarily due to the prior year periods benefiting from a large order of replacement parts. In constant currency, sales decreased $1.9 million, or 7.5 percent, for the three months ended April 30, 2016, and year-to-date sales decreased $4.1 million, or 5.5 percent.
For the three months ended April 30, 2016, earnings before income taxes as a percentage of Engine Product segment sales were 13.6 percent, an increase from 13.0 percent in the prior year period. Year-to-date earnings before income taxes as a percentage of Engine Products segment sales were 10.9 percent, a decrease from 12.8 percent in the prior year. The percentage earnings decrease for the three and nine months ended April 30, 2016, were driven by lower cost absorption due to a decrease in production volumes and the impact of foreign currency translation. The current year earnings before income taxes includes restructuring charges of $7.2 million.

Industrial Products Segment Following are net sales by product within the Industrial Products segment (millions of dollars):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
Net Sales Industrial Products segment:
Industrial Filtration Solutions	$128.9	$122.4	$375.8	$383.1
Gas Turbine Systems	47.6	43.4	104.6	129.9
Special Application Products	37.5	41.8	121.3	131.8
Net Sales Industrial Products segment	$214.0	$207.6	$601.7	$644.8
For the third quarter, worldwide sales in the Industrial Products segment were $214.0 million, an increase of 3.1 percent from $207.6 million in the same quarter of the prior year. The increase was driven by increases of 9.7 percent in the Gas Turbine Systems and 5.3 percent in Industrial Filtration Solutions, partially offset by a decrease in Special Applications Products of 10.3 percent. The impact of foreign currency translation during the third quarter of Fiscal 2016 decreased Industrial Products sales by $2.7 million, or 1.3 percent. In constant currency, worldwide sales for the three months ended April 30, 2016 increased $9.1 million, or 4.4 percent, compared to the same period in the prior year. Year-to-date sales were $601.7 million, a 6.7 percent decrease from $644.8 million in the prior year. This decrease was driven by decreases of 19.5 percent in Gas Turbine Systems, 1.9 percent in Industrial Filtration Solutions, and 8.0 percent in Special Applications Products. The impact of foreign currency translation during the nine months ended April 30, 2016, decreased Industrial Products sales by $27.6 million, or 4.3 percent. In constant currency, reported sales decreased $15.5 million, or 2.4 percent, for the nine months ended April 30, 2016.
Worldwide sales of Industrial Filtration Solutions in the current quarter were $128.9 million, an increase of 5.3 percent from $122.4 million in the prior year quarter. Sales increased in the Americas, Europe and Asia by 2.3 percent, 11.3 percent and 0.3 percent, respectively. Year-to-date worldwide sales of Industrial Filtration Solutions were $375.8 million, a decrease of 1.9 percent from $383.1 million in the prior year. Sales decreased 5.2 percent in Europe and 2.8 percent in Asia, partially offset by a 1.5 percent increase in the Americas, from the prior year period. For the three and nine months ended April 30, 2016, net sales on a constant currency basis increased $7.4 million and $9.7 million, respectively. The aftermarket portion of this business continues to bolster the lower capital investments on new first-fit equipment.
Worldwide sales of Gas Turbine Systems in the third quarter were $47.6 million, an increase of 9.7 percent compared to sales of $43.4 million in the prior year quarter. In constant currency, sales increased $4.5 million in the three months ended April

30, 2016. Year-to-date global sales of Gas Turbine Systems were $104.6 million, a decrease of 19.5 percent compared to sales of $129.9 million in the prior year. Gas Turbine Systems sales are typically large systems and, as a result, the Company's shipments and revenues fluctuate from period to period.
Worldwide sales of Special Application Products were $37.5 million in the current quarter, a decrease of 10.3 percent compared to sales of $41.8 million in the prior year quarter. Year-to-date worldwide sales of Special Application Products were $121.3 million, an 8.0 percent decrease from $131.8 million in the prior year. For the three and nine months ended April 30, 2016, net sales on a constant currency basis decreased 6.7 percent and 2.1 percent, respectively. These decreases were driven by weakness in disk drive product sales as the business is in a secular decline as solid-state memory replaces traditional hard disk drives.
For the three months ended April 30, 2016, Industrial Products' earnings before income taxes as a percentage of sales were 14.0 percent, an increase from 12.2 percent in the prior year period. Year-to-date earnings before income taxes as a percentage of Industrial Products segments sales were 13.6 percent, unchanged from the prior year. The current year earnings before income taxes includes restructuring charges of $5.4 million which were offset by favorable product mix, the benefits from previous restructuring actions, and improved expense management.
Liquidity and Capital Resources
During the nine months ended April 30, 2016, $201.9 million of cash was generated from operating activities, compared to $161.4 million in the same period in the prior fiscal year. The increase in cash generated from operating activities of $40.5 million was primarily attributable to a favorable year-over-year change in operating assets, primarily accounts receivables and inventory, partially offset by lower net earnings. The changes in operating assets reflect favorable changes in accounts receivable and inventory of $16.9 million and $42.1 million, respectively, for the nine months ended April 30, 2016 as compared to the same period of Fiscal 2015.
The accounts receivable balance as of April 30, 2016, was $426.0 million, a decrease of $34 million from $460.0 million as of July 31, 2015. The decrease is a result of higher revenues in the fourth quarter of Fiscal 2015 as compared to the three months ended April 30, 2016. Days sales outstanding was 65.5 days as of April 30, 2016, compared to 64.1 days as of July 31, 2015. The increase in days sales outstanding reflects delayed payments and longer payment terms associated with some large Gas Turbine Systems projects during Fiscal 2016.  The Company’s days sales outstanding is also impacted by the mix of foreign sales, particularly in countries where extended payment terms are required. Days sales outstanding is calculated using the count back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
The inventory balance as of April 30, 2016, was $269.4 million, an increase of $4.4 million from $265.0 million as of July 31, 2015. The increase is due to higher inventory levels in the Gas Turbine Systems business to support upcoming projects. Inventory turns were 4.0 times per year as of April 30, 2016, compared to 4.2 times per year as of July 31, 2015. Inventory turns are calculated  by taking the inventoriable portion of cost of goods sold for the trailing twelve month period divided by the average gross inventory value over the prior thirteen month period.
In the first nine months of Fiscal 2016, operating cash flows, cash on hand, and credit lines were used to repurchase 2.1 million shares of treasury stock for $68.0 million, make $59.4 million in capital investments, pay $67.9 million in dividends and acquire Engineered Products Company (EPC). For additional information regarding share repurchases, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”
At the end of the third quarter, the Company held $247.4 million in cash and cash equivalents, up from $189.9 million at July 31, 2015. As of April 30, 2016, the Company held no short-term investments compared to $27.5 million at July 31, 2015. Short-term investments may change from quarter to quarter based on maturity dates of existing investments and the Company’s outlook of cash needs, and available access to liquidity. The amount of unused lines of credit as of April 30, 2016, was approximately $463.7 million. Long-term debt was $391.8 million at April 30, 2016, a slight increase from $389.2 million at July 31, 2015. Long-term debt represented 32.8 percent of total long-term capital as of April 30, 2016, defined as long-term debt plus total shareholders’ equity, compared to 33.3 percent at July 31, 2015.
The majority of the Company’s cash and cash equivalents and short-term investments are held by its foreign subsidiaries, as over half of the Company’s earnings occur outside the U.S. Most of these funds are considered permanently reinvested outside the U.S., and will only be repatriated when it is tax effective to do so, as the cash generated from U.S. operations and the Company’s access to liquidity is anticipated to be sufficient for the U.S. operations' cash needs. On September 24, 2015, the Company repatriated $20.3 million of cash held by its foreign subsidiaries in the form of a cash dividend. Additionally, on September 30, 2015, the Company repatriated $5.2 million of cash held by its foreign subsidiaries in the form of a cash dividend. These dividends represented a portion of the total planned dividends for Fiscal 2016. The Company anticipates the net tax impact of the Fiscal 2016 dividends to be tax neutral.
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
The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. The Company may elect to make additional contributions up to the maximum tax-deductible contribution. For the nine months ended April 30, 2016, the Company made contributions of $2.5 million to its non-U.S. pension plans and $0.8 million to its U.S. pension plans. The minimum funding requirement for the Company’s U.S. plans for Fiscal 2016 is $10.8 million. Per the Pension Protection Act of 2006, this obligation can be met with existing credit balances that resulted from payments above the minimum obligation in prior years. The Company plans to utilize existing credit balances to meet the minimum obligation for Fiscal 2016. The Company currently estimates that it will contribute an additional $1.5 million to its non-U.S. pension plans during the remainder of Fiscal 2016.
The following table summarizes the Company’s contractual obligations as of April 30, 2016 (millions of dollars):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$390.4	$—	$100.0	$15.4	$275.0
Capital lease obligations	2.2	1.0	1.0	0.2	—
Interest on long-term debt obligations	110.8	15.0	22.3	18.7	54.8
Operating lease obligations	28.0	10.7	13.9	3.1	0.3
Purchase obligations (1)	131.1	122.8	7.6	0.5	0.2
Pension and deferred compensation (2)	122.9	19.0	15.9	15.5	72.5
Total (3)	$785.4	$168.5	$160.7	$53.4	$402.8

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

(3)
In addition to the above contractual obligations, the Company may be obligated for additional cash outflows of $18.8 million of potential tax obligations, including accrued interest and penalties. The payment and timing of any such payments is affected by the ultimate resolution of the tax years that are under audit or remain subject to examination by the relevant taxing authorities. Therefore, quantification of an estimated range and timing of future payments cannot be made at this time.

On April 30, 2016, the Company had a contingent liability for standby letters of credit totaling $7.8 million that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of insurance contract terms as detailed in each letter of credit. As of April 30, 2016, there were no amounts drawn upon these letters of credit.
On October 28, 2014, the Company entered into a First Amendment (Amendment) to its five-year, multi-currency revolving credit facility with a group of banks under which the Company may borrow up to $250.0 million. The Amendment increased the borrowing availability up to $400.0 million. The credit facility provides that loans may be made under a selection of currencies and rate formulas including Base Rate Loans or LIBOR Rate Loans. The interest rate on each advance is based on certain market interest rates and leverage ratios. Facility fees and other fees on the entire loan commitment are payable over the duration of this facility. As of April 30, 2016, there was $200.0 million borrowed under this facility. The multi-currency revolving facility contains debt covenants specifically related to maintaining a certain interest coverage ratio, and a certain leverage ratio, as well as other covenants that, under certain circumstances, can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, create liens, and sell assets. As of April 30, 2016, the Company was in compliance with all such covenants.
On April 16, 2015, the Company entered into a First Supplement to Note Purchase Agreement (First Supplement), dated April 16, 2015, with a group of institutional investors, which supplements a Note Purchase Agreement, dated March 27, 2014. Pursuant to the First Supplement, the Company issued $25.0 million of senior unsecured notes due April 16, 2025, and $125.0 million senior unsecured notes due June 17, 2030. The debt was issued at face value and bears interest payable semi-annually at an annual rate of interest of 2.93 percent. The proceeds from the notes were primarily used to refinance existing debt, and were also used for general corporate purposes. The notes contain debt covenants specifically related to maintaining a certain leverage ratio as well as other covenants that, under certain circumstances, can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, create liens, and sell assets. As of April 30, 2016, the Company was in compliance with all such covenants.
The Company has two uncommitted credit facilities in the U.S., which provide unsecured borrowings for general corporate purposes. At April 30, 2016 and 2015, there was $51.8 million and $55.7 million available for use, respectively, under these two facilities. There was $13.2 million outstanding at April 30, 2016, and $9.3 million outstanding at April 30, 2015, under these facilities. The weighted average interest rate on the short-term borrowings outstanding at April 30, 2016, was 1.19 percent.
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
New Accounting Standards Not Yet Adopted
Refer to Note A - Summary of Significant Accounting Policies for discussion of new accounting standards not yet adopted.
Critical Accounting Policies
There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2015 or in the Company's Interim Report on Form 10-Q for the quarter ended January 31, 2016.
Outlook
Donaldson expects Fiscal 2016 adjusted EPS to be between $1.53 and $1.59, compared with prior adjusted EPS guidance of $1.51 to $1.61. Fiscal 2016 GAAP EPS is expected to be approximately 8 cents lower than adjusted EPS, reflecting the full-year impact from restructuring charges and investigation related costs.
Donaldson's full year 2016 guidance reflects:

▪	Sales of approximately $2.225 billion, or about 6 percent below last year, the midpoint of the prior guidance range.

◦
Excluding the negative impact from currency translation of $80 million, sales in local currencies are expected to decline approximately 3 percent compared with prior guidance of a year-over-year decline between 1 percent and 3 percent.

▪	Adjusted operating margin in a range between 12.9 percent and 13.3 percent, compared with prior guidance of 13.0 percent to 13.6 percent.

▪	Interest expense of $21 million, or approximately $5.8 million above last year.

▪	An effective income tax rate between 25.0 percent and 26.0 percent, compared with prior guidance of 25.5 percent to 27.5 percent.

▪	Repurchasing up to 2 percent of its outstanding shares.

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

Evaluation of Disclosure Controls and Procedures
As of April 30, 2016 (the Evaluation Date), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. This conclusion was reached as a result of a material weakness in the Company’s internal control over financial reporting described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
As previously disclosed in the Company's Annual Report on Form 10-K for the year ended July 31, 2015, the Company did not maintain effective controls over recognition of revenue in its European Gas Turbine Products business. Specifically, transactions were not recorded in the proper period because the design of the controls did not contemplate effective review of delivery terms associated with Gas Turbine Products business projects revenue and the fulfillment of certain contractual terms by the Company was not sufficiently verified by reference to independent third-party documentation.
The financial statement errors that arose because of the identified material weakness resulted in the revision of previously reported interim financial statements for the quarters ended January 31, 2015 and April 30, 2015. Management concluded that the material weakness described above continued to exist as of April 30, 2016, and could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected on a timely basis.

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
The Company is in the process of a multi-year implementation of a global enterprise resource planning system (Global ERP Project). As of the current quarter ended April 30, 2016, the Company has completed deploying the system in the Americas and Europe and has begun deployment in Asia. The Company expects this system will continue to be deployed further in Asia throughout the remainder of Fiscal 2016. In response to business integration activities related to the new system, the Company is aligning and streamlining the design and operation of the financial reporting controls environment to be responsive to the changing operating environment.

Remediation Plan
Management believes that, subject to finalizing assessment of sustainability, it has executed its remediation plan to address the material weakness identified above. Specifically, management implemented changes, including enhancement of existing controls, to ensure European Gas Turbine Systems revenue is recognized in the appropriate period, and took multiple disciplinary actions, including termination of certain employees. In addition, a training program was implemented to provide clarity on the Company’s policies and procedures for proper revenue recognition. Improvements implemented during Fiscal 2016, to the control activities associated with the European Gas Turbine Systems business projects revenue, included:

·	Thorough review and approval by management of all delivery terms on gas turbine projects.

·	Expanded use of third-party documentation for support of the decision as to when recognition of revenue is appropriate.

·	The utilization of standard forms for determining and documenting the revenue recognition decision.

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
Repurchases of Equity Securities
The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the three months ended April 30, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1 - February 29, 2016	—	$—	—	10,974,199
March 1 - March 31, 2016	59,887	32.23	—	10,974,199
April 1 - April 30, 2016	7,062	32.31	—	10,974,199
Total	66,949	$32.24	—	10,974,199

(1) On May 29, 2015, the Company announced that the Board of Directors authorized the repurchase of up to 14.0 million shares of common stock. This repurchase authorization, which is effective until terminated by the Board of Directors, replaced the existing authority for repurchase of 15.0 million shares of common stock that was authorized on September 27, 2013. There were no repurchases of common stock made outside of the Company's current repurchase authorization during the three months ended April 30, 2016. However, the "Total Number of Shares Purchased" column of the table above includes 66,949 previously owned shares tendered by option holders in payment of the exercise price of options during the quarter. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding of taxes due as a result of exercising stock options or payment of equity-based awards.

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

*4-A – Preferred Stock Amended and Restated Rights Agreement between Registrant and Wells Fargo Bank, N.A., as Rights Agent, dated as of January 27, 2006 (Filed as Exhibit 4-A to 2011 Form 10-K Report)

31-A – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31-B – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 – Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 – The following information from the Donaldson Company, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended April 30 , 2016, as filed with the Securities and Exchange Commission, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

*	Exhibit has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference as an exhibit.

**
Pursuant to the provisions of Regulation S-K Item 601(b)(4)(iii)(A), copies of instruments defining the rights of holders of certain long-term debts of the Company and its subsidiaries are not filed and in lieu thereof the Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

***	Denotes compensatory plan or management contract.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DONALDSON COMPANY, INC.
(Registrant)

Date: June 8, 2016	By:	/s/ Tod E. Carpenter
Tod E. Carpenter President and Chief Executive Officer (duly authorized officer)

Date: June 8, 2016	By:	/s/ Scott J. Robinson
Scott J. Robinson Vice President, Chief Financial Officer (principal financial officer)

Date: June 8, 2016	By:	/s/ Melissa A. Osland
Melissa A. Osland Corporate Controller (principal accounting officer)