Form 10-K
period 2016-07-31
DONALDSON CO INC
filed 2016-09-23
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2016 or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________
Commission File Number: 1-7891
DONALDSON COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 West 94th Street, Minneapolis, Minnesota	55431
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (952) 887-3131
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $5 Par Value	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐  Yes   ☒  No
As of January 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $3,714,825,006 (based on the closing price of $28.18 as reported on the New York Stock Exchange as of that date).
As of September 21, 2016, there were approximately 132,675,711 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for its 2016 annual meeting of stockholders (the “2016 Proxy Statement”) are incorporated by reference in Part III, as specifically set forth in Part III.

DONALDSON COMPANY, INC.
ANNUAL REPORT ON FORM 10-K

PART I
Item 1. Business
General
Donaldson Company, Inc. (Donaldson or the Company) was founded in 1915 and organized in its present corporate form under the laws of the State of Delaware in 1936.
The Company is a worldwide manufacturer of filtration systems and replacement parts. The Company’s core strengths are leading filtration technology, strong customer relationships and its global presence. Products are manufactured at 42 plants around the world and through three joint ventures.
The Company has two reporting segments: Engine Products and Industrial Products. Products in the Engine Products segment consist of air filtration systems, exhaust and emissions systems, liquid filtration systems including hydraulics, fuel, and lube systems as well as replacement filters. The Engine Products segment sells to original equipment manufacturers (OEMs) in the construction, mining, agriculture, aerospace, defense and truck markets, and to independent distributors, OEM dealer networks, private label accounts and large equipment fleets. Products in the Industrial Products segment consist of dust, fume and mist collectors, compressed air purification systems, air filtration systems for gas turbines, polytetrafluoroethylene (PTFE) membrane-based products and specialized air and gas filtration systems for applications including computer hard disk drives and semi-conductor manufacturing. The Industrial Products segment sells to various industrial dealers, distributors, OEMs of gas-fired turbines and OEMs and end-users requiring clean filtration solutions and replacement filters.
The discussion below should be read in conjunction with the risk factors discussed in Part I, Item  1A, “Risk Factors” in this Annual Report on Form 10-K (Annual Report).
The table below shows the percentage of total net sales contributed by the principal classes of similar products for each of the years ended July 31, 2016, 2015 and 2014:

	Year Ended July 31,
	2016	2015	2014
Engine Products segment
Off-Road Products	10%	11%	14%
On-Road Products	6%	6%	5%
Aftermarket Products*	43%	41%	41%
Aerospace and Defense Products	4%	5%	4%

Industrial Products segment
Industrial Filtration Solutions Products	23%	22%	23%
Gas Turbine Products	7%	8%	6%
Special Applications Products	7%	7%	7%

* Includes replacement part sales to the Company’s OEM customers
Total net sales contributed by the principal classes of similar products and financial information about segment operations and geographic regions appear in Note 18 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.
The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information (including amendments to those reports) available free of charge through its website at www.donaldson.com, as soon as reasonably practicable after it electronically files such material with (or furnishes such material to) the Securities and Exchange Commission. Also available on the Company’s website are corporate governance documents, including the Company’s Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee charter, Human Resources Committee charter and Corporate Governance Committee charter. These documents are also available in print, free of charge, to any person who requests them in writing to the attention of Investor Relations, MS 102, Donaldson Company, Inc., 1400 West 94th Street, Bloomington, Minnesota 55431. The information contained on the Company’s website is not incorporated by reference into this Annual Report and should not be considered to be part of this report.

Seasonality
A number of the Company’s end markets are dependent on the construction, agricultural and power generation industries which are generally stronger in the second half of the Company’s fiscal year. The first two quarters of the fiscal year also contain the traditional summer and winter holiday periods which are typically characterized by more customer plant closures.
Competition
Principal methods of competition in both the Engine and Industrial Products segments are technology, innovation, price, geographic coverage, service and product performance. The Company competes in a number of highly competitive filtration markets in both segments. The Company believes it is a market leader within many of its product lines, specifically within its Off-Road Equipment and On-Road Products lines for OEMs, and is a significant participant in the aftermarket for replacement filters. The Engine Products segment’s principal competitors include several large global competitors and many regional competitors, especially in the Engine Aftermarket Products business. The Industrial Products segment’s principal competitors vary from country to country and include several large regional and global competitors and a significant number of smaller competitors who compete in a specific geographical region or in a limited number of product applications.
Raw Materials
The principal raw materials that the Company uses are steel, filter media, and petroleum-based products including plastics, rubber, and adhesives. Purchased raw materials represent approximately 60% to 65% of the Company’s cost of goods sold. Of that amount, steel, including fabricated parts, represents approximately 20%. Filter media represents approximately 20% and the remainder is primarily made up of petroleum-based products and other raw material components.
The cost the Company paid for steel during fiscal 2016 varied by grade, but in aggregate, decreased during the fiscal year. The steel costs decrease was largely related to the decline in market prices but was also affected by continuous improvement efforts. The Company’s cost of filter media also varies by type and decreased slightly year over year. The cost of petroleum-based products was also down in relation to lower costs for petrochemicals and continuous improvement efforts. The Company anticipates a moderately favorable impact from commodity prices in fiscal 2017, as compared to fiscal 2016, specifically for petroleum-based products. On an ongoing basis, the Company enters into selective supply arrangements with certain of its suppliers that allow the Company to reduce volatility in its costs. The Company strives to recover or offset all material cost increases through selective price increases to its customers and the Company’s cost reduction initiatives, which include material substitution, process improvement, and product redesigns.
Patents and Trademarks
The Company owns various patents and trademarks, which it considers in the aggregate to constitute a valuable asset, including patents and trademarks for products sold under the Ultra-Web®, PowerCore® and Donaldson® trademarks. However, the Company does not regard the validity of any one patent or trademark as being of material importance.
Major Customers
The Company had no customers that accounted for over 10% of net sales in the years ended July 31, 2016, 2015 and 2014. The Company had no customers that accounted for over 10% of gross accounts receivable at July 31, 2016 or July 31, 2015.
Backlog
At August 31, 2016, the backlog of orders expected to be delivered within 90 days was $323.0 million. The 90-day backlog at August 31, 2015, was $331.0 million. Backlog is one of many indicators of business conditions in the Company’s markets. However, it is not always indicative of future results for a number of reasons, including short lead times in the Company’s replacement parts businesses and the timing of orders in many of the Company’s Engine Products OEM and Industrial Products markets.
Research and Development
During the years ended July 31, 2016, 2015 and 2014, the Company spent $55.5 million, $60.2 million and $61.8 million, respectively, on research and development activities. Research and development expenses include basic scientific research and the application of scientific advances to the development of new and improved products and their uses. Substantially all commercial research and development is performed in-house.
Environmental Matters
The Company does not anticipate any material effect on its capital expenditures, earnings or competitive position during fiscal 2017 due to compliance with government regulations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

Employees
The Company employed approximately 11,700 people in its worldwide operations as of July 31, 2016.
Geographic Areas
Both of the Company's segments serve customers in all geographic regions worldwide. The United States represents the largest current individual market for the Company's products. Germany is the single largest market outside the United States. Financial information by geographic areas appears in Note 18 in the Notes to Consolidated Financial Statements included in Item 8 in this Annual Report.
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
Economic Environment - the demand for our products relies on economic and industrial conditions worldwide.
Changes in economic or industrial conditions could impact our results or financial condition in any particular period as our business can be sensitive to varying conditions in all major geographies and markets.
Products - maintaining a competitive advantage requires continuing investment with uncertain returns.
We operate in highly competitive markets and have numerous competitors who may already be well-established in those markets. We expect our competitors to continue improving the design and performance of their products and to introduce new products that could be competitive in both price and performance. We believe that we have certain technological advantages over our competitors, but maintaining these advantages requires us to continually invest in research and development, sales and marketing, and customer service and support. There is no guarantee that we will be successful in maintaining these advantages. We make investments in new technologies that address increased performance and regulatory requirements around the globe. There is no guarantee that we will be successful in completing development or achieving sales of these products or that the margins on such products will be acceptable. Our financial performance may be negatively impacted if a competitor’s successful product innovation reaches the market before ours or gains broader market acceptance. In addition, we may be adversely impacted by changes in technology that could reduce or eliminate the demand for our products. These risks include wider adoption of technologies providing alternatives to diesel engines.
Competition - we participate in highly competitive markets with pricing pressure.
The businesses and product lines in which we participate are very competitive and we risk losing business based on a wide range of factors including price, technology, geographic coverage, product performance, and customer service. Our customers continue to seek productivity gains and lower prices from us and their other suppliers. If we are not able to compete effectively, our margins and results of operations could be adversely affected.
Intellectual Property - demand for our products may be affected by new entrants who copy our products and/or infringe on our intellectual property.
The ability to protect and enforce intellectual property rights varies across jurisdictions. An inability to preserve our intellectual property rights may adversely affect our financial performance.
Competitors and others may also initiate litigation to challenge the validity of our intellectual property or allege that we infringe their intellectual property. We may be required to pay substantial damages if it is determined our products infringe on their intellectual property. We may also be required to develop an alternative, non-infringing product that could be costly and time-consuming, or acquire a license on terms that are not favorable to us.
Protecting or defending against such claims could significantly increase our costs, divert management’s time and attention away from other business matters, and otherwise adversely affect our results of operations and financial condition.
Global Operations - operating globally carries risks which could negatively affect our financial performance.
We have sales and manufacturing operations throughout the world, with the heaviest concentrations in the Americas, Europe, and Asia. Our stability, growth, and profitability are subject to a number of risks of doing business globally that could harm our business, including:

•	political and military events,

•	legal and regulatory requirements, including import, export, defense regulations, anti-corruption laws, and foreign exchange controls,

•	tariffs, trade barriers and other trade restrictions,

•	potential difficulties in staffing and managing local operations,

•	credit risk of local customers and distributors,

•	difficulties in protecting our intellectual property, and

•	local economic, political, and social conditions, including in the Middle East, Ukraine, China, Thailand, and other emerging markets where we do business.
Due to the international scope of our operations, we are subject to a complex system of import- and export-related laws and regulations. Any alleged or actual violations may subject us to government scrutiny, investigation, and civil and criminal penalties, and may limit our ability to import or export our products or to provide services outside the United States (U.S.).
The enforcement of bribery, corruption and trade laws and regulations is increasing in frequency and complexity on a global basis. The continued geographic expansion of our business increases our exposure to, and cost of complying with, these laws and regulations. If our compliance programs do not adequately prevent or deter our employees, agents, distributors, suppliers and other third parties with whom we do business from violating anti-corruption laws, we may incur defense costs, fines, penalties, reputational damage and business disruptions.
Customer Concentration - a number of our customers operate in similar cyclical industries. Economic conditions in these industries could have a negative impact on our financial performance.
No customer accounted for ten percent or more of our net sales in fiscal 2016, 2015 or 2014. However, a number of our customers are concentrated in similar cyclical industries (construction, agriculture, and mining), resulting in additional risk based on industrial conditions in those sectors. A decline in the economic conditions of these industries could result in reduced demand for our products and difficulty in collecting amounts due from our customers.
Supply Chain - unavailable or higher cost materials could impact our financial performance.
We obtain raw materials including steel, filter media, petroleum-based products, and other components from third-party suppliers and tend to carry limited raw material inventories. An unanticipated delay in delivery by our suppliers could result in the inability to deliver on-time and meet the expectations of our customers. An increase in commodity prices could also result in lower operating margins.
Technology Investments and Security Risks - difficulties with our information technology systems and security could adversely affect our results.
We have many information technology systems that are important to the operation of our business, some of which are managed by third parties. These systems are used to process, transmit, and store electronic information, and to manage or support a variety of business processes and activities. We could encounter difficulties in developing new systems, maintaining and upgrading our existing systems, and preventing information security breaches. There may be other risks as we finalize our multi-year implementation of an enterprise resource planning system (Global ERP Project) on a worldwide basis. Such difficulties could lead to significant additional expenses and/or disruption in business operations that could adversely affect our results.
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
Currency - an unfavorable fluctuation in foreign currency exchange rates could adversely impact our result of operations.
We have operations in many countries, with more than one-half of our annual revenue coming from countries outside of the U.S. Each of our subsidiaries reports its results of operations and financial position in its relevant functional currency, which is then translated into U.S. dollars. This translated financial information is included in our consolidated financial statements. Strengthening of the U.S. dollar in comparison to the foreign currencies of our subsidiaries has a negative impact on our results and financial position. In addition, decreased value of local currency may make it difficult for some of our customers, distributors and end users to purchase our products.

Legal and Regulatory - costs associated with lawsuits, investigations or complying with laws and regulations may have an adverse effect on our results of operations.
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
Income Tax - changes in our effective tax rate could adversely impact our net income.
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
Personnel - our success may be affected if we are not able to attract, develop and retain qualified personnel.
Our success depends in large part on our ability to identify, recruit, develop and retain qualified personnel worldwide. If we are unable to meet this challenge, it may be difficult for us to execute our strategic objectives and grow our business, which could adversely affect our results of operations and financial condition.
Liquidity - changes in the capital and credit markets may negatively affect our ability to access financing.
Disruption of the global financial and credit markets may have an effect on our long-term liquidity and financial condition. During fiscal 2016, credit in the global credit markets was accessible and market interest rates remained low. We believe that our current financial resources, together with cash generated by operations, are sufficient to continue financing our operations for the next twelve months. There can be no assurance, however, that the cost or availability of future borrowings will not be impacted by future capital market disruptions.
The majority of our cash and cash equivalents are held by our foreign subsidiaries as over half of our earnings occur outside the U.S. Most of these funds are considered permanently reinvested outside the U.S., as the cash generated from U.S. operations plus our short-term debt facilities are anticipated to be sufficient for our U.S operation’s cash needs. If additional cash is required for our operations in the U.S., it may be subject to additional U.S. taxes if funds are repatriated from certain foreign subsidiaries.
Acquisitions - the execution of our acquisition strategy may not provide the desired return on investment.
We have made and continue to pursue acquisitions, including our acquisitions of Industrias Partmo S.A. (Partmo) in August 2016, Engineered Products Company in fiscal 2016 and Northern Technical L.L.C. (Northern Technical) and IFIL USA L.L.C. (IFIL USA) in fiscal 2015. These acquisitions could negatively impact our profitability due to operating and integration inefficiencies, the incurrence of debt, contingent liabilities, and amortization expenses related to intangible assets. There are also a number of other risks involved in acquisitions including the potential loss of key customers, difficulties in assimilating the acquired operations, the loss of key employees and the diversion of management’s time and attention away from other business matters.
Impairment - if our operating units do not meet performance expectations, assets could be subject to impairment.
Our total assets reflect goodwill and identifiable intangibles from acquisitions. We test annually whether goodwill has been impaired, or more frequently if events or changes in circumstances indicate the goodwill may be impaired. If future operating performance at one or more of our operating units were to fall significantly below forecast levels or if market conditions for one or more of our acquired businesses were to decline, we could be required to incur a non-cash charge to operating income for impairment. Any impairment in the value of our goodwill or other intangibles would have an adverse non-cash impact on our results of operations and reduce our net worth.
Restructuring - if we do not successfully execute our restructuring plans and realize the expected benefits, our financial performance may be adversely affected.
From time to time we have initiated restructuring programs related to our business strategy to, among other things, reduce operating expenses and align manufacturing capacity to demand. We may not be able to realize the expected benefits and cost savings if we do not successfully execute these plans. If difficulties are encountered or such cost savings are otherwise not realized, it could adversely impact our results of operations.
Internal Controls - if we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results and prevent material fraud, which could adversely affect the value of our common stock. Failure to maintain an effective system of internal control over financial reporting resulted in a material weakness during fiscal 2015.
Effective internal control over financial reporting is necessary for us to provide reliable financial reports and effectively prevent and detect material fraud. If we cannot provide reliable financial reports or prevent or detect material fraud, our operating results could be misstated. Failure to maintain an effective system of internal control over financial reporting resulted in a material weakness during fiscal 2015. Although we completed our remedial actions in response to this matter, there can be no assurances that we will be able to prevent future control deficiencies from occurring and which could cause us to incur unforeseen costs, negatively impact our results of operations, cause the market price of our common stock to decline, or have other potential adverse consequences.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The Company’s principal administrative office and research facilities are located in Bloomington, Minnesota. The Company’s principal European administrative and engineering offices are located in Leuven, Belgium. The Company also has extensive operations in the Asia-Pacific and Latin America regions.
The Company’s principal manufacturing and distribution activities are located throughout the world. The following is a summary of the principal plants and other materially important physical properties owned or leased by the Company as of July 31, 2016.

Americas	Europe/Africa/Middle East
Auburn, Alabama (E)	Kadan, Czech Republic (I)
Riverbank, California (I)*	Klasterec, Czech Republic
Valencia, California (E)*	Domjean, France (E)
Dixon, Illinois	Paris, France (E)*
Frankfort, Indiana	Dulmen, Germany (E)
Cresco, Iowa	Haan, Germany (I)
Waterloo, Iowa (E)	Ostiglia, Italy (E)
Nicholasville, Kentucky	Skarbimierz, Poland
Bloomington, Minnesota	Cape Town, South Africa
Chesterfield, Missouri (E)*	Johannesburg, South Africa*
Chillicothe, Missouri (E)	Abu Dhabi, United Arab Emirates
Harrisonville, Missouri (I)	Hull, United Kingdom
Philadelphia, Pennsylvania (I)	Leicester, United Kingdom (I)
Greeneville, Tennessee
Baldwin, Wisconsin	Asia/Pacific
Stevens Point, Wisconsin	Wyong, Australia
Sao Paulo, Brazil (E)*	Wuxi, China
Brockville, Canada (E)*	New Delhi, India
Aguascalientes, Mexico	Gunma, Japan
Monterrey, Mexico (I)	Rayong, Thailand (I)
Distribution Centers	Third-Party Logistics Providers
Wyong, Australia	Santiago, Chile
Brugge, Belgium	Wuxi, China
Sao Paulo, Brazil*	Bogotá, Colombia
Rensselaer, Indiana	Cartagena, Colombia
Jakarta, Indonesia	Mumbai, India
Aguascalientes, Mexico	Chennai, India
Lozorno, Slovakia	Plainfield, Indiana (I)
Johannesburg, South Africa	Gunma, Japan
Seoul, South Korea*	Auckland, New Zealand
Lima, Peru
Singapore
Greeneville, Tennessee (I)
Laredo, Texas
Joint Venture Facilities
Most, Czech Republic	Jakarta, Indonesia
Champaign, Illinois (E)	Dammam, Saudi Arabia (I)
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
Item 3. Legal Proceedings
The Company records provisions with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter. The Company believes the recorded estimated liability in its consolidated financial statements is adequate in light of the probable and estimable outcomes. Any recorded liabilities were not material to the Company’s financial position, results of operations or liquidity and the Company does not believe that any of the currently identified claims or litigation will materially affect its financial position, results of operations or liquidity.
Item 4. Mine Safety Disclosures
Not applicable.
Executive Officers of the Registrant
Current information as of August 31, 2016, regarding executive officers is presented below. All officers hold office until their successors are elected and qualify, or their earlier death, resignation or removal. There are no arrangements or understandings between individual officers and any other person pursuant to which the officer was selected as an executive officer.

Name	Age	Positions and Offices Held	First Fiscal Year Appointed as an Executive Officer
Amy C. Becker	51	Vice President, General Counsel and Secretary	2014
Tod E. Carpenter	57	President and Chief Executive Officer	2008
Sheila G. Kramer	57	Vice President, Human Resources	2015
Scott J. Robinson	49	Vice President and Chief Financial Officer	2015
Thomas R. Scalf	50	Senior Vice President, Engine Products	2014
Jeffrey E. Spethmann	51	Senior Vice President, Industrial Products	2016
Wim Vermeersch	50	Vice President, Europe, Middle East and Africa	2012
Ms. Becker joined the Company in 1998 as Senior Counsel and Assistant Corporate Secretary and was appointed to Vice President, General Counsel and Secretary in August 2014. Prior to joining the Company, Ms. Becker was an attorney for Dorsey and Whitney, LLP from 1991 to 1995 and was a Project Manager and Corporate Counsel for Harmon, Ltd. from 1995 to 1998.
Mr. Carpenter joined the Company in 1996 and has held various positions, including Gas Turbine Systems (GTS) General Manager from 2002 to 2004; General Manager, Industrial Filtration Systems (IFS) Sales from 2004 to 2006; General Manager, IFS Americas in 2006; Vice President, Global IFS from 2006 to 2008; Vice President, Europe and Middle East from 2008 to 2011; and Senior Vice President, Engine Products from 2011 to 2014. In April 2014, Mr. Carpenter was appointed Chief Operating Officer. On April 1, 2015, Mr. Carpenter was appointed President and Chief Executive Officer.
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
Mr. Robinson joined the Company and was appointed Vice President and Chief Financial Officer in December 2015. Prior to joining the Company, Mr. Robinson was the Chief Financial Officer for Imation Corp. a global scalable storage and data security company, a position he held since August 2014. During his 11 years with Imation, he also served as the Investor Relations Officer, Corporate Controller and Chief Accounting Officer. Prior to that, he held positions at Deluxe Corporation and PricewaterhouseCoopers LLP.
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
Mr. Spethmann joined the Company in 2013 and has held various positions, including Vice President of the Exhaust & Emissions business unit from 2013 to 2014 and Vice President, Global Industrial Air Filtration from 2014 to 2016. Mr. Spethmann was appointed Senior Vice President of Industrial Products in April 2016. Prior to joining the Company, from 1999 to 2012, Mr. Spethmann held positions of General Manager and President of Blow Molded Specialties, Inc., a manufacturing company focused on the extrusion of blow molded parts and assemblies.
Mr. Vermeersch joined the Company in 1992 and has held various positions, including Director, GTS, Asia Pacific from 2000 to 2005; Manager, Aftermarket and Service Industrial Filtration Solutions, Belgium from 2005 to 2006; Manager, Industrial Filtration Solutions, Belgium from 2006 to 2007; Director, GTS, Europe, Middle East and North Africa, from 2007 to 2010; and Director, Engine, Europe, Middle East and North Africa from 2010 to 2011. Mr. Vermeersch was appointed Vice President, Europe and Middle East in January 2012.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company's common stock, par value $5.00 per share, is traded on the New York Stock Exchange under the symbol "DCI." The Company’s dividend payout ratio target is approximately 35% to 45% of the average earnings per share for the last three years. This guidance is expected to be used for future dividend payouts. As of September 21, 2016, there were 1,615 shareholders of record of common stock.
The high and low sales prices for the Company’s common stock for each quarterly period during the years ended July 31, 2016 and 2015 were as follows:

Year Ended July 31,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016	$34.38 - 26.36	$31.88 - 25.21	$33.57 - 27.33	$37.08 - 31.52
2015	$42.63 - 36.47	$43.31 - 36.04	$38.46 - 36.16	$37.79 - 31.62
The quarterly dividends paid for the years ended July 31, 2016 and 2015 were as follows:

Year Ended July 31,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016	$0.170	$0.170	$0.170	$0.175
2015	$0.165	$0.165	$0.165	$0.170
The following table summarizes information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the three months ended July 31, 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1 - May 31, 2016	—	$—	—	10,974,199
June 1 - June 30, 2016	290,877	$35.07	270,000	10,704,199
July 1 - July 31, 2016	200,000	$34.23	200,000	10,504,199
Total	490,877	$34.73	470,000	10,504,199

(1)
On May 29, 2015, the Board of Directors authorized the repurchase of up to 14.0 million shares of the Company's common stock. This repurchase authorization is effective until terminated by the Board of Directors. There were 470,000 repurchases of common stock made outside of the Company's current repurchase authorization during the three months ended July 31, 2016. However, the "Total Number of Shares Purchased" column of the table above includes 20,877 shares of previously owned shares tendered by option holders in payment of the exercise price of options during the quarter. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding of taxes due as a result of exercising stock options or payment of equity-based awards.

The table set forth in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report is also incorporated herein by reference.

The graph below compares the cumulative total shareholder return on the Company’s common stock for the last five fiscal years with the cumulative total return of the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Industrial Machinery Index. The graph and table assume the investment of $100 in each of the Company’s common stock and the specified indexes at the beginning of the applicable period and assume the reinvestment of all dividends.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Donaldson Company, Inc., the S&P 500 Index and the S&P Industrial Machinery Index

	Year Ended July 31,
	2011	2012	2013	2014	2015	2016
Donaldson Company, Inc.	$100.00	$124.48	$133.75	$145.16	$127.96	$140.61
S&P 500	100.00	109.13	136.41	159.52	177.40	187.36
S&P Industrial Machinery	100.00	105.26	147.68	173.36	184.07	213.16

Item 6. Selected Financial Data
The following table summarizes selected financial data for each of the fiscal years in the five-year period ended July 31, 2016 (in millions, except per share data):

	Year Ended July 31,
	2016	2015	2014	2013	2012
Net sales	$2,220.3	$2,371.2	$2,473.5	$2,436.9	$2,493.3
Net earnings	190.8	208.1	260.2	247.4	264.3
Basic earnings per share	1.43	1.51	1.79	1.67	1.76
Diluted earnings per share	1.42	1.49	1.76	1.64	1.73
Total assets	1,788.6	1,809.5	1,942.4	1,743.6	1,730.1
Long-term obligations	351.8	389.2	243.7	102.8	203.5
Cash dividends declared per share	0.690	0.670	0.610	0.450	0.335
Cash dividends paid per share	0.685	0.665	0.575	0.410	0.320
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company's results of operations and financial condition for the three years ended July 31, 2016. The MD&A should be read in conjunction with the Company's Consolidated Financial Statements and Notes included in Item 8 of this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed elsewhere in this Annual Report, particularly Item 1A. Risk Factors and in the Safe Harbor Statement under the Securities Reform Act of 1995 statement below.
Throughout this MD&A, the Company refers to measures used by management to evaluate performance, including a number of financial measures that are not defined under accounting principles generally accepted in the United States of America (GAAP). Net sales and net earnings excluding foreign currency translation are not measures of financial performance under GAAP, however the Company believes they are useful in understanding its financial results and provide comparable measures for understanding the operating results of the Company between different fiscal periods. Reconciliations within this MD&A provide more details on the use and derivation of these measures.
Overview
Donaldson is a worldwide manufacturer of filtration systems and replacement parts. The Company’s core strengths are leading filtration technology, strong customer relationships and its global presence. The Company operates through two reporting segments, Engine Products and Industrial Products, and has a product mix including air filtration systems, exhaust and emission systems, liquid filtration systems for hydraulics, fuel, lube applications as well as replacement filters. As a worldwide business, the Company’s results of operations are affected by conditions in the global economic environment. Under most economic conditions, the Company’s market diversification between its OEM and replacement parts customers, its diesel engine and industrial end markets and its global end markets has helped to limit the impact of weakness in any one product line, market or geography on the consolidated operating results of the Company.
Net sales for the year ended July 31, 2016 were $2,220.3 million as compared to $2,371.2 million in the prior year, a decrease of $150.9 million or 6.4%. Net sales were negatively impacted by foreign currency translation which decreased sales by $74.2 million. On a constant currency basis, net sales for the year ended July 31, 2016 decreased 3.2% from the prior fiscal year.
Net earnings for the year ended July 31, 2016 were $190.8 million, a decrease of $17.3 million or 8.3%, from $208.1 million in fiscal 2015. The Company’s net earnings were negatively impacted by foreign currency translation, which decreased net earnings by approximately $7.9 million. Excluding the current year impact of foreign currency translation, net earnings decreased 4.5%
Diluted earnings per share were $1.42 for the year ended July 31, 2016, a 4.7% decrease from $1.49 in the prior year.
Outlook

•	The Company forecasts its fiscal 2017 diluted earnings per share to be between $1.50 and $1.66.

•
The Company forecasts its total fiscal 2017 net sales to be between 2% decline and 2% increase compared with fiscal 2016, and the impact on total sales from foreign currency translation is expected to be immaterial.

•	The Company’s fiscal 2017 operating margin is forecast to be 13.3% to 13.9%.

•	The Company’s fiscal 2017 tax rate is anticipated to be between 26.7% and 28.7%.

•	The Company expects to repurchase between 2.0% and 3.0% of its outstanding shares in fiscal 2017.
Consolidated Results of Operations
The following table summarizes consolidated results of operations for each of the three fiscal years ended July 31, 2016 (in millions, except per share data):

	Year Ended July 31,			Percent of Net Sales
	2016	2015	2014	2016	2015	2014
Net sales	$2,220.3	$2,371.2	$2,473.5	100.0%	100.0%	100.0%
Cost of sales	1,465.5	1,562.6	1,595.7	66.0%	65.9%	64.5%
Gross profit	754.8	808.6	877.8	34.0%	34.1%	35.5%
Selling, general and administrative	425.1	460.1	460.3	19.1%	19.4%	18.6%
Research and development	55.5	60.2	61.8	2.5%	2.5%	2.5%
Operating income	274.2	288.3	355.7	12.3%	12.2%	14.4%
Other income, net	(3.9)	(15.5)	(15.2)	(0.2)%	(0.7)%	(0.6)%
Interest expense	20.7	15.2	10.2	0.9%	0.6%	0.4%
Earnings before income taxes	257.4	288.6	360.7	11.6%	12.2%	14.6%
Income taxes	66.6	80.5	100.5	3.0%	3.4%	4.1%
Net earnings	$190.8	$208.1	$260.2	8.6%	8.8%	10.5%

Net earnings per share – diluted	$1.42	$1.49	$1.76
Net Sales
Consolidated net sales for the years ended July 31, 2016, 2015 and 2014 were $2,220.3 million, $2,371.2 million and $2,473.5 million, respectively. Net sales by operating segment are as follows (in millions):

	Year Ended July 31,			Percent of Net Sales
	2016	2015	2014	2016	2015	2014
Engine Products	$1,391.3	$1,484.1	$1,584.0	62.7%	62.6%	64.0%
Industrial Products	829.0	887.1	889.5	37.3%	37.4%	36.0%
Net sales	$2,220.3	$2,371.2	$2,473.5	100.0%	100.0%	100.0%
Consolidated net sales by geographical region for the years ended July 31, 2016, 2015 and 2014 are as follows (in millions):

	Year Ended July 31,			Percent of Net Sales
	2016	2015	2014	2016	2015	2014
United States	$937.3	$1,007.3	$1,019.9	42.2%	42.5%	41.2%
Europe	632.7	671.3	728.6	28.5%	28.3%	29.5%
Asia Pacific	449.9	470.7	517.3	20.3%	19.9%	20.9%
Other	200.4	221.9	207.7	9.0%	9.3%	8.4%
Total	$2,220.3	$2,371.2	$2,473.5	100.0%	100.0%	100.0%

Although net sales excluding foreign currency translation is not a measure of financial performance under GAAP, the Company believes that it is useful in understanding its financial results and provide comparable measures for understanding the operating results of the Company between different fiscal periods. The following is a reconciliation to the most comparable GAAP financial measure of this non-GAAP financial measure for the years ended July 31, 2016, 2015 and 2014 (in millions):

	Year Ended July 31,
	2016	2015	2014
Prior year net sales	$2,371.2	$2,473.5	$2,436.9
Change in net sales excluding translation	(76.7)	32.5	48.0
Impact of foreign currency translation (1)	(74.2)	(134.8)	(11.4)
Current year net sales	$2,220.3	$2,371.2	$2,473.5

(1)
The impact of foreign currency translation is calculated by translating current period foreign currency revenue into U.S. dollars using the average foreign currency exchange rates for the prior fiscal year period rather than actual current period foreign currency exchange rates.

The fiscal 2016 sales decrease of $150.9 million compared to fiscal 2015 was primarily driven by a $74.2 million impact of foreign currency translation and a decline in the Company's first-fit portions of the Engine and Industrial segments. Fiscal 2016 sales decreased $92.8 million in the Engine Products segment and $58.1 million in the Industrial Products segment. Unfavorable foreign currency exchange rates decreased sales in the Engine Products and Industrial Products segments by $43.4 million and $30.8 million, respectively. In addition to the impacts of foreign currency, the Engine Products segment experienced a decline in the Off-Road product business driven by a continued weakness in the global agricultural, mining and construction equipment markets with decreased build rates in all regions. The Industrial Products segment experienced it's most significant sales decrease in the Gas Turbine Systems business. Historically, GTS sales were driven by large systems and, as a result, the Company's shipments and revenues fluctuated from period to period. Beginning in fiscal 2016, the Company made a strategic shift in the GTS business to be more selective in bidding of large projects and shifting the strategy to grow the GTS replacement part business. In contrast to fiscal 2015, the Company experienced more typical seasonality in fiscal 2016 with sales improving the second half of the year.
Backlog
At August 31, 2016, the backlog of orders expected to be delivered within 90 days was $323.0 million. The 90-day backlog at August 31, 2015, was $331.0 million. The backlog of orders expected to be delivered within 90 was increased 3.0% for the Engine Products segment and increased 1.6% for the Industrial Products segment. Backlog is one of many indicators of business conditions in the Company’s markets. However, it is not always indicative of future results for a number of reasons, including short lead times in the Company’s replacement parts businesses and the timing of the receipt of orders in many of the Company’s Engine OEM and Industrial markets.
Cost of Sales
The principal raw materials that the Company uses are steel, filter media, and petroleum-based products including plastics, rubber, and adhesives. Purchased raw materials represent approximately 60% to 65% of the Company’s cost of goods sold. Of that amount, steel, including fabricated parts, represents approximately 20%. Filter media represents approximately 20% and the remainder is primarily made up of petroleum-based products and other raw material components.
The cost the Company paid for steel during fiscal 2016 varied by grade, but in aggregate, decreased during the fiscal year. The steel costs decrease was largely related to the decline in market prices but was also affected by continuous improvement efforts. The Company’s cost of filter media also varies by type and decreased slightly year over year. The cost of petroleum-based products were also down in relation to lower costs for petrochemicals and continuous improvement efforts. The Company anticipates a moderately favorable impact from commodity prices in fiscal 2017, as compared to fiscal 2016, specifically for petroleum-based products. On an ongoing basis, the Company enters into selective supply arrangements with certain of its suppliers that allow the Company to reduce volatility in its costs. The Company strives to recover or offset all material cost increases through selective price increases to its customers and the Company’s continuous improvement cost reduction initiatives, which include material substitution, process improvement, and product redesigns.
Gross Margin
Gross margin for the year ended July 31, 2016 was 34.0%, or a 0.1 point decrease from 34.1% in the prior year. The gross margin percentage was flat year over year with favorable impacts from restructuring actions offset by lower fixed cost absorption due to a decrease in sales.
Gross margin for fiscal 2015 was 34.1%, or a 1.4 point decrease from 35.5% in the year ended July 31, 2014. The decrease in gross margin was driven primarily by lower fixed cost absorption due to a decrease in sales and the negative mix impacts from more GTS and IFS project shipments. Restructuring and asset impairment charges of $8.4 million also negatively impacted gross margin in fiscal 2015.
Operating Expenses
Operating expenses for the year ended July 31, 2016 were $480.6 million or 21.6% of net sales, as compared to $520.3 million or 21.9% in the prior fiscal year. The decrease in operating expenses as a percentage of sales was primarily driven by expense savings from previous restructuring actions combined with the Company's efforts to control expenses in fiscal 2016 compared to fiscal 2015. Restructuring and asset impairment charges included in operating expenses were $10.4 million in fiscal 2016.
Operating expenses for fiscal 2015 were $520.3 million or 21.9% of net sales, as compared to $522.1 million or 21.1% in the year ended July 31, 2014. The decrease in operating expenses was primarily due to a reduction in incentive compensation expense accruals. Restructuring included in operating expenses were $8.5 million and included severance costs related to a reduction in workforce of $4.6 million and the Company recorded a $3.9 million lump sum pension settlement.
Non-Operating Items
Interest expense for the year ended July 31, 2016 was $20.7 million, an increase of $5.5 million from $15.2 million in fiscal 2015. The increase was due to $150.0 million of debt issued in April 2015 that was outstanding for all of fiscal 2016. Other income, net was $3.9 million in fiscal 2016 compared to $15.5 million in the prior fiscal year. The decrease in other income, net for fiscal 2016 was primarily driven by $6.8 million of higher losses on foreign exchange compared to fiscal 2015.
Interest expense was $15.2 million for fiscal 2015, an increase of $5.0 million from $10.2 million in the prior year. The increase was due to $150.0 million debt issued in April 2015, as well as higher balances on the Company’s revolving line of credit. Other income, net totaled $15.5 million in fiscal 2015, up from $15.2 million in the prior year.
Income Taxes
The effective tax rate for fiscal 2016 was 25.9% compared to 27.9% during the year ended July 31, 2015. The effective tax rate in the current year was favorably impacted by the settlement of tax audits and the mix of earnings between tax jurisdictions.
The effective tax rate for the year ended July 31, 2015 was 27.9%, unchanged from the prior fiscal year. The effective tax rate in fiscal 2015 was favorably impacted by the reinstatement of the Research and Experimentation Credit in the U.S. for calendar year 2014, non-recurring tax costs associated with foreign dividend distributions recorded during the prior year and an increase in tax benefits from international operations. The effective tax rate in fiscal 2014 was favorably impacted by the settlement of a tax audit and the remeasurement of certain deferred tax assets due to a change in tax rates in certain foreign jurisdictions.
Net Earnings
For the year ended July 31, 2016, net earnings was $190.8 million as compared to $208.1 million in fiscal 2015, a decrease of $17.3 million or 8.3%. Diluted net earnings was $1.42 per share, a decrease of 4.7% from diluted net earnings of $1.49 for the year ended July 31, 2015.
Net earnings for the year ended July 31, 2015 was $208.1 million, a decrease of $52.1 million or 20.0%, from fiscal 2014 net earnings of $260.2 million. Diluted net earnings per share in fiscal 2015 was $1.49 compared to $1.76 for the year ended July 31, 2014, a decrease of 15.3%.
Although net earnings excluding foreign currency translation is not a measure of financial performance under GAAP, the Company believes that it is useful in understanding its financial results and provides a comparable measure for understanding the operating results of the Company between different fiscal periods. The following is a reconciliation to the most comparable GAAP financial measure of this non-GAAP financial measure for the years ended July 31, 2016, 2015 and 2014 (in millions):

	Year Ended July 31,
	2016	2015	2014
Prior year net earnings	$208.1	$260.2	$247.4
Change in net earnings excluding translation	(9.4)	(37.8)	13.8
Impact of foreign currency translation	(7.9)	(14.3)	(1.0)
Current year net earnings	$190.8	$208.1	$260.2

Restructuring Activities
The Company has taken numerous actions to align its operating and manufacturing cost structure with current and projected customer and end-market demand.
Fiscal 2016 Actions
In the first quarter of fiscal 2016, the Company took actions to further align its operating and manufacturing cost structure with current and projected customer and end-market demand. These actions consisted of one-time termination benefits from restructuring the salaried and production workforce in all geographic regions and in both reportable segments. Total charges related to this action were initially expected to be $7.2 million. These actions have been completed and resulted in a total pre-tax charge of $6.2 million during the year ended July 31, 2016.
In the third quarter of fiscal 2016, the Company took additional actions consistent with the purpose of the first quarter actions discussed above. Total charges related to this action were initially expected to be $5.5 million. These actions have been completed and resulted in a total pre-tax charge of $4.1 million during the year ended July 31, 2016.
In the fourth quarter of fiscal 2016, the Company took additional actions including the closure of the Company's Hong Kong location. These actions, consisting of lease termination costs and one-time termination benefits have been completed and resulted in a total pre-tax charge of $3.5 million during the year ended July 31, 2016, which was in line with expectations.
Fiscal 2015 Actions
In fiscal 2015, actions taken by the Company included: rebalancing and reducing the current salaried and production workforce globally, closing a production facility in Grinnell, Iowa and the write-off of a partially completed facility in Xuzhou, China. For these actions, the Company recorded pre-tax restructuring and impairment charges of $13.0 million for the year ended July 31, 2015. In addition, during the year ended July 31, 2015, the Company recorded a $3.9 million charge related to a lump-sum settlement of its U.S. Pension Plan. The Company recorded an additional $2.3 million related to these actions during the year ended July 31, 2016.
Restructuring charges for the above actions are summarized as follows (in millions):

	Year Ended July 31,
	2016	2015
Fiscal 2016 fourth quarter actions	$3.5	$—
Fiscal 2016 third quarter actions	4.1	—
Fiscal 2016 first quarter actions	6.2	—
Fiscal 2015 actions (1)	2.3	16.9
Total	$16.1	$16.9
(1)Expenses span both fiscal years due to shutdown of Grinnell, Iowa facility.
Restructuring charges for the above actions by segment are summarized as follows (in millions):

	Year Ended July 31,
	2016	2015
Engine Products segment	$8.8	$9.2
Industrial Products segment	7.3	3.8
Corporate & Unallocated	—	3.9
Total	$16.1	$16.9
Restructuring charges are summarized in the table below by statement of earnings line item (in millions):

	Year Ended July 31,
	2016	2015
Cost of sales	$5.7	$8.4
Selling, general and administrative	10.4	8.5
Total	$16.1	$16.9

As the restructuring charges were mainly incurred and paid in the same period, there was no material liability balance as of July 31, 2016 or 2015.
Total savings from the fiscal 2016 actions are estimated to result in approximately $40 million of annual pre-tax savings. The savings are a result of reduction in workforce and therefore, the savings are expected to commence immediately and will allow the Company to address its level of profitability and also invest in other strategic initiatives.
Segment Results of Operation
Net sales and earnings before income taxes by operating segment for each of the three years ended July 31, 2016, 2015 and 2014 are summarized as follows (in millions):

	Year Ended July 31,			Increase (Decrease)
	2016	2015	2014	2016 vs 2015	2015 vs 2014
Net sales
Engine Products segment	$1,391.3	$1,484.1	$1,584.0	$(92.8)	$(99.9)
Industrial Products segment	829.0	887.1	889.5	(58.1)	(2.4)
Total	$2,220.3	$2,371.2	$2,473.5	$(150.9)	$(102.3)

Earnings before income taxes
Engine Products segment	$163.5	$186.3	$233.9	$(22.8)	$(47.6)
Industrial Products segment	119.0	123.3	134.0	(4.3)	(10.7)
Corporate and Unallocated (1)	(25.1)	(21.0)	(7.2)	(4.1)	(13.8)
Total	$257.4	$288.6	$360.7	$(31.2)	$(72.1)

(1)
Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments such as interest income and interest expense. The Corporate and Unallocated results were determined on a consistent basis for all periods presented. The change in Corporate and Unallocated from fiscal 2014 to fiscal 2016 was driven by higher interest expense and foreign exchange losses.

Engine Products Segment
The following is a summary of net sales by product within the Company’s Engine Products segment for the years ended July 31, 2016, 2015 and 2014 (in millions):

	Year Ended July 31,			Increase (Decrease)
	2016	2015	2014	2016 vs 2015	2015 vs 2014
Engine Products Segment
Off-Road Products	$216.6	$261.1	$342.2	$(44.5)	$(81.1)
On-Road Products	127.2	138.4	130.0	(11.2)	8.4
Aftermarket Products*	951.5	980.7	1,012.2	(29.2)	(31.5)
Aerospace and Defense Products	96.0	103.9	99.6	(7.9)	4.3
Total Engine Products segment	$1,391.3	$1,484.1	$1,584.0	$(92.8)	$(99.9)
* Includes replacement part sales to the Company’s OEM customers
The Engine Products segment sells to OEM customers in the construction, mining, agriculture, aerospace, defense, and truck end-markets, and to independent distributors, OEM dealer networks, private label accounts, and large equipment fleets. Products include air filtration systems, exhaust and emissions systems, liquid filtration systems for hydraulics, fuel and lube application, and replacement filters.
Fiscal 2016 compared to Fiscal 2015
Net sales for the Engine Products segment for the year ended July 31, 2016 were $1,391.3 million as compared to $1,484.1 million in the prior year period, a decrease of $92.8 million or 6.3%. The decrease was driven by declines in all product groups and the impact of foreign currency translation. The impact of foreign currency translation during fiscal 2016 decreased Engine Products sales by $43.4 million, or 2.9%. In constant currency fiscal 2016 Engine Products sales decreased $49.4 million, or 3.3%.
Worldwide sales of Off-Road Products were $216.6 million, a decrease of 17.0% from fiscal 2015. In constant currency, sales decreased $37.3 million, or 14.3%. These decreases were driven by a continued weakness in the global agricultural, mining and construction equipment markets with decreased build rates in all regions and the negative impacts of foreign currency translation.

Worldwide sales of On-Road Products were $127.2 million, a decrease of 8.1% from fiscal 2015. In constant currency, sales decreased $8.5 million, or 6.1%. Growth in APAC and continued strength of medium-duty production was not enough to offset the revenue decreases associated with the slowing production of Class 8 trucks in North America, resulting in a steeper-than-expected decline in this business.
Worldwide sales of Aftermarket Products were $951.5 million, a decrease of 3.0% from fiscal 2015. In constant currency, sales increased $2.7 million, or 0.3%. The primary driver of the sales decrease from fiscal 2015 was foreign currency with sales in local currency remaining relatively flat compared to prior year.
Worldwide sales of Aerospace and Defense Products were $96.0 million, a decrease of 7.6% from fiscal 2015. In constant currency, sales decreased $6.3 million, or 6.1%. These decreases were due to Aerospace commercial slow down while Defense ground vehicle has remained relatively flat. The decline in commercial aerospace is primarily in rotary-wing aircraft reflecting a slowdown in oil exploration resulting in fewer flight hours. Many Defense platforms have been delayed due to funding.
Fiscal 2016 Engine Product's earnings before income taxes were $163.5 million, or 11.8% of Engine Products' sales, a decrease from 12.6% of sales in fiscal 2015. The percentage earnings decrease was driven by lower cost absorption due to a decrease in production volumes and the impact of foreign currency translation.
Fiscal 2015 compared to Fiscal 2014
For the year ended July 31, 2015, net sales for the Engine Products segment were $1,484.1 million, a decrease of 6.3% from $1,584.0 million in the fiscal prior year. The impact of the changes in foreign currency decreased sales by $82.0 million, or 5.5%.
Worldwide sales of Off-Road Products were $261.1 million, a decrease of 23.7% from $342.2 million in the prior year. The sales decrease was driven by continued weakness in the mining and agricultural equipment markets. These decreases were partially offset by an improving construction equipment end-market, particularly in North America, and new program wins in Europe.
Worldwide sales of On-Road Products were $138.4 million, an increase of 6.4% from $130.0 million in the prior year. The increase overall is due to an increase in customer new Class 8 truck build rates in North America.
Worldwide sales of Aftermarket Products were $980.7 million, a decrease of 3.1% from $1,012.2 million in the prior year. The overall sales decreases were primarily driven by the impact of the change in foreign currency exchange rates, partially offset by increases in the utilization rates of equipment fleets, increased sales of the Company’s proprietary replacement filters and expansion of the Company’s product portfolio and distribution capabilities. Net of foreign currency fluctuations, Aftermarket products sales increased 2.1% with sales in the Americas increasing by 1.6%, Europe by 3.1% and Asia by 0.8%.
Worldwide sales of Aerospace and Defense Products were $103.9 million, an increase of 4.2% from $99.6 million in the prior year.
Fiscal 2015 Engine Product's earnings before income taxes were $186.3 million, or 12.6% of Engine Products' sales, a decrease from 14.8% of sales in fiscal 2014. The percentage earnings decrease was driven by lower fixed cost absorption due to a decrease in sales volumes.
Industrial Products Segment
The following is a summary of net sales by product within the Company’s Industrial Products segment for the years ended July 31, 2016, 2015 and 2014 (in millions):

	Year Ended July 31,			Increase (Decrease)
	2016	2015	2014	2016 vs 2015	2015 vs 2014
Industrial Products segment:
Industrial Filtration Solutions Products	$517.9	$529.0	$553.4	$(11.1)	$(24.4)
Gas Turbine Products	149.6	186.9	156.9	(37.3)	30.0
Special Applications Products	161.5	171.2	179.2	(9.7)	(8.0)
Total Industrial Products segment	$829.0	$887.1	$889.5	$(58.1)	$(2.4)
The Industrial Products segment sells to various industrial distributors, dealers, and end-users, OEM customers of gas-fired turbines and OEMs and end-users requiring clean air. Products include dust, fume, and mist collectors, compressed air purification systems, air filtration systems for gas turbines and compressors, PTFE membrane-based products, and specialized air and gas filtration systems for various applications including computer hard disk drives and other electronic equipment.

Fiscal 2016 compared to Fiscal 2015
Net sales for the Industrial Products segment for the year ended July 31, 2016 were $829.0 million as compared to $887.1 million in the prior year period, a decrease of $58.1 million or 6.5%. This decrease was driven by a 20.0% decrease in GTS sales and the impact of foreign currency translation. The impact of foreign currency translation during fiscal 2016 decreased Industrial Products sales by $30.8 million, or 3.5%. In constant currency fiscal 2016 Industrial Products sales decreased $27.3 million, or 3.1%.
Worldwide sales of Industrial Filtration Solutions were $517.9 million, a 2.1% decrease from fiscal 2015. In constant currency, fiscal 2016 sales increased $7.7 million, or 1.5%. Sales of both aftermarket and equipment are consistent with fiscal 2015.
Worldwide sales of GTS were $149.6 million, a 20.0% decrease from fiscal 2015. In constant currency, fiscal 2016 sales decreased $33.9 million, or 18.1%. GTS sales are typically large systems and, as a result, the Company's shipments and revenues fluctuate from period to period.
Worldwide sales of Special Application Products were $161.5 million, a 5.7% decrease from fiscal 2015. In constant currency, fiscal 2016 sales decreased $1.1 million, or 0.6%. These decreases were driven by weakness in disk drive product sales as the business is in a secular decline as solid-state memory replaces traditional hard disk drives.
Fiscal 2016 Industrial Products' earnings before income taxes were $119.0 million, or 14.4% of Industrial Products' sales, an increase from 13.9% in fiscal 2015. The fiscal 2016 earnings before income taxes percentage increase was driven by the benefits from previous restructuring actions and favorable product mix partially offset by a $3.5 million increase in restructuring charges.
Fiscal 2015 compared to Fiscal 2014
Sales for the Industrial Products segment were $887.1 million, a decrease of 0.3% from $889.5 million in the prior year. This result was driven by a 4.4% decline in Industrial Filtration Solutions Products and a 4.5% decline in Special Applications Products, partially offset by a 19.2% sales increase in Gas Turbine Products. The impact of foreign currency decreased net sales by $52.1 million, or 5.9%.
Worldwide sales of Industrial Filtration Solutions Products were $529.0 million, a 4.4% decrease from $553.4 million in the prior year. The Company continued to experience soft new equipment sales due to a continued weak global capital investment environment, partially offset by strong replacement air filter sales due to improved utilization of the equipment already installed in the field.
Worldwide sales of Gas Turbine Products were $186.9 million, an increase of 19.2% from $156.9 million in the prior year. Sales of Gas Turbine Products systems were due to increased shipments of large filtration systems used in power generation as well as the benefit of the acquisition of Northern Technical, which generated sales of $16.3 million.
Worldwide sales of Special Applications Products were $171.2 million, a 4.5% decrease from $179.2 million in the prior year. The sales decline was the result of a decrease in demand for the Company’s membrane products.
Fiscal 2016 Industrial Products' earnings before income taxes were $123.3 million, or 13.9% of Industrial Products' sales, a decrease from 15.1% in fiscal 2014. The fiscal 2015 percentage earnings decrease was driven by lower fixed cost absorption due to a decrease in sales volumes and the negative mix impacts from larger projects in the Gas Turbine Systems and Industrial Filtration Solutions businesses.
Liquidity and Capital Resources
Capital Structure
The Company's long-term capital structure at July 31, 2016 and July 31, 2015 is summarized as follows (in millions):

	July 31,
	2016	2015
Long-term debt	$351.8	$389.2
Shareholders' equity	771.4	778.7
Total long-term capital	$1,123.2	$1,167.9

Ratio of long-term debt to total long-term capital	31.3%	33.3%
As of July 31, 2016, long-term debt represented 31.3% of total long-term capital, defined as long-term debt plus total shareholders’ equity, compared to 33.3% at July 31, 2015.

Total long-term debt outstanding at July 31, 2016 was $351.8 million compared to $389.2 million at the prior year end, a decrease of $37.4 million.
On October 28, 2014, the Company entered into a First Amendment (Amendment) to its 5 year, multi-currency revolving credit facility with a group of banks. The Amendment increased the Company's borrowing availability up to $400.0 million. The agreement provides that loans may be made under a selection of currencies and rate formulas including Base Rate Loans or LIBOR Rate Loans, as defined in the Amendment. The interest rate on each advance is based on certain market interest rates and leverage ratios. Facility fees and other fees on the entire loan commitment are payable over the duration of this facility. There was $130.0 million outstanding at July 31, 2016, and $160.0 million outstanding at July 31, 2015 and all borrowings which were outstanding on those dates had maturities which were less than twelve months. At July 31, 2016 and 2015, $262.7 million and $232.2 million, respectively, were available for further borrowing under such facilities. The amount available for further borrowing reflects a reduction for issued standby letters of credit, as discussed in Note 6. The Company’s multi-currency revolving facility contains financial covenants specifically related to maintaining a certain interest coverage ratio and a certain leverage ratio as well as other covenants that, under certain circumstances, can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, create liens and sell assets.
On April 16, 2015, the Company entered into a First Supplement to Note Purchase Agreement (First Supplement) with a group of institutional investors which supplements a Note Purchase Agreement, dated March 27, 2014. Pursuant to the First Supplement, the Company issued $25.0 million of senior unsecured notes due April 16, 2025, and $125.0 million of senior unsecured notes due June 17, 2030. The debt was issued at face value and bears interest payable semi-annually at an annual rate of interest of 2.93% and 3.18%, respectively. The proceeds from the notes were primarily used to refinance existing debt and for general corporate purposes. The notes contain covenants specifically related to maintaining a certain leverage ratio and other covenants that, under certain circumstances, can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, create liens and sell assets.
On July 22, 2016, a Japanese Subsidiary of the Company issued a ¥1.0 billion note that was guaranteed by the Company. The debt was issued at face value of ¥1.0 billion (approximately $9.7 million at July 31, 2016) is due July 15, 2021 and bears interest payable quarterly at a variable interest rate. The interest rate was 0.25% as of July 31, 2016.
The Company has two uncommitted credit facilities in the U.S., which provide unsecured borrowings for general corporate purposes. There was $26.8 million outstanding at July 31, 2016, and $15.3 million outstanding at July 31, 2015 and all borrowings which were outstanding on those dates had maturities which were less than twelve months. The weighted average interest rate on the short-term borrowings outstanding at July 31, 2016, was 1.25%. At July 31, 2016 and 2015, there was $38.2 million and $49.7 million, respectively, available under these two credit facilities.
The Company has a €100.0 million (approximately $111.1 million at July 31, 2016) program for issuing treasury notes for raising short-, medium- and long-term financing for its European operations. There were no amounts outstanding under this program at July 31, 2016 or 2015. Additionally, the Company’s European operations have lines of credit with an available limit of €44.0 million (approximately $48.9 million at July 31, 2016). There was no amount outstanding at July 31, 2016, and there was $10.4 million outstanding on these lines at July 31, 2015, which had a maturity date of less than twelve months.
Other international subsidiaries may borrow under various credit facilities. There was approximately $8.7 million outstanding under these credit facilities as of July 31, 2016, and $1.6 million as of July 31, 2015 and all borrowings which were outstanding on those dates had maturities which were less than twelve months. At July 31, 2016 and 2015, there was approximately $45.5 million and $47.2 million available for use, respectively, under these facilities. The weighted average interest rate on these short-term borrowings outstanding at July 31, 2016 and July 31, 2015, was 0.32% and 0.41%, respectively.
At July 31, 2016 and 2015, the Company had a contingent liability for standby letters of credit totaling $7.3 million and $7.8 million, respectively, which have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of insurance contract terms as detailed in each letter of credit. At July 31, 2016 and 2015, there were no amounts drawn upon these letters of credit.
During fiscal 2016, credit in the global credit markets was accessible and market interest rates remained low. The Company believes that its current financial resources, together with cash generated by operations, are sufficient to continue financing its operations for the next twelve months. There can be no assurance, however, that the cost or availability of future borrowings will not be impacted by future capital market disruptions.
Certain note agreements contain debt covenants related to working capital levels and limitations on indebtedness. As of July 31, 2016, the Company was in compliance with all such covenants.
Shareholders' equity decreased $7.3 million to $771.4 million at July 31, 2016 as purchases of treasury stock and payments of dividends paid were offset by net earnings for the year ended July 31, 2016.

Cash Flow Summary
The Company assesses its liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. Significant factors affecting liquidity are: cash flows generated from operating activities, capital expenditures, acquisitions, dispositions, dividends, repurchase of outstanding shares, adequacy of available bank lines of credit and the ability to attract long-term capital with satisfactory terms. The Company generates substantial cash from the operation of its businesses and remains in a strong financial position, with sufficient liquidity available for reinvestment in existing businesses and strategic acquisitions.
Cash flows for the years ended July 31, 2016, 2015 and 2014 are summarized as follows (in millions):

	July 31,
	2016	2015	2014
Net cash provided by (used in):
Operating activities	$286.1	$212.8	$317.8
Investing activities	(55.6)	(111.7)	(124.1)
Financing activities	(175.0)	(179.0)	(120.8)
Effect of exchange rate changes on cash	(2.2)	(28.6)	(0.6)
Increase (decrease) in cash and cash equivalents	$53.3	$(106.5)	$72.3
Operating Activities
Cash provided by operating activities for the year ended July 31, 2016 was $286.1 million compared to $212.8 million during the prior fiscal year, an increase of $73.3 million. The increase in cash generated by operating activities resulted from a $99.6 million higher cash inflows from working capital relative to the prior fiscal year, partially offset by lower net earnings of $17.3 million. The higher cash inflows from working capital was primarily attributable to improvements in inventories and accounts receivable of $55.3 million and $29.2 million, compared to fiscal 2015 driven by active working capital management.
Cash provided by operating activities for fiscal 2015 was $212.8 million, a decrease of $105.0 million from fiscal 2014. The decrease in cash generated from operating activities of $105.0 million was primarily attributable to a decrease in net income of $52.1 million combined with higher cash outflows from working capital relative to fiscal 2014. The higher cash outflow from working capital was primarily attributable to $76.9 million increase in cash used for trade accounts payable and accrued expenses compared to fiscal 2014.
Accounts receivable at July 31, 2016 was $452.4 million, a decrease of $7.6 million from the balance of $460.0 million at July 31, 2015. Days sales outstanding was 67.5 days as of July 31, 2016, compared to 64.1 days as of July 31, 2015. The increase in days sales outstanding reflects delayed payments and longer payment terms associated with some large GTS projects during fiscal 2016. The Company’s days sales outstanding is also impacted by the mix of foreign sales, particularly in countries where extended payment terms are customary. Days sales outstanding is calculated using the count back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
Inventory was $234.1 million at July 31, 2016 as compared to $265.0 million at July 31, 2015. The $30.9 million decrease in inventory was the result of increased sales in the fourth quarter of fiscal 2016 and an effort to reduce inventory levels in line with demand. Inventory turns were 4.0 times per year as of July 31, 2016, compared to 4.3 times per year as of July 31, 2015. Inventory turns are calculated by taking the inventoriable portion of cost of goods sold for the trailing twelve month period divided by the average gross inventory value over the prior thirteen month period.
Investing Activities
Cash utilized for investing activities for the year ended July 31, 2016 was $55.6 million, a decrease of $56.1 million from the cash used in fiscal 2015 of $111.7 million. Cash used in investing activities are cash outflows for capital expenditures and acquisitions, partially offset by proceeds from sales of short-term investments. Capital expenditures for property, plant and equipment during fiscal 2016 totaled $72.9 million compared to $93.8 million during fiscal 2015, a decrease of $20.9 million. Fiscal 2016 and fiscal 2015 expenditures primarily related to the Company’s Global ERP Project, global plant capacity additions, information and lab technology equipment, productivity-enhancing investments at manufacturing sites and tooling to manufacture new products.
Capital spending in fiscal 2017 is estimated to be between $70 and $80 million. It is anticipated that fiscal 2017 capital expenditures will be financed primarily by cash on hand, cash generated from operations, and lines of credit.

Cash utilized for acquisitions in fiscal 2016 was $12.9 million compared to $105.6 million during the year ended July 31, 2015. The Company acquired Engineered Products Company (EPC), a leading designer and manufacturer of indicators, gauges, switches and sensors for engine air and liquid filtration systems in fiscal 2016.
Financing Activities
Cash used for financing activities was $175.0 million, $179.0 million and $120.8 million for the years ended July 31, 2016, 2015 and 2014, respectively. Cash flows used in financing activities generally relate to the use of cash for repurchases of the Company's common stock and payment of dividends, offset by net borrowing activity and proceeds from the exercise of stock options.
The Company’s dividend policy is to maintain a payout ratio which allows dividends to increase with the long-term growth of earnings per share. The Company’s dividend payout ratio target is 35% to 45% of the prior three years average earnings per share. Dividends paid for the years ended July 31, 2016, 2015 and 2014 were $91.2 million, $91.2 million and $83.1 million, respectively.
The Board of Directors authorized the repurchase of 14.0 million shares of common stock under the stock repurchase plan dated May 29, 2015. This repurchase authorization, which is effective until terminated by the Board of Directors, replaced the Company’s previous stock repurchase plan dated September 27, 2013 that authorized the repurchase of 15.0 million shares of common stock. The September 27, 2013 authorization replaced a March 26, 2010 authorization for the purchase of 16.0 million shares. Under the various authorizations, shares repurchased were 2.5 million, 6.7 million and 6.8 million shares for the years ended July 31, 2016, 2015 and 2014, respectively. As of July 31, 2016, the Company had remaining authorization to repurchase 10.5 million shares under the current authorization.
During the year ended July 31, 2016, the Company reduced short-term borrowings and long-term debt, including current maturities, by $15.4 million as debt repayments exceeded proceeds from long-term debt of $9.6 million. Short-term borrowings at July 31, 2016 were reduced by $23.6 million from July 31, 2015.
As of July 31, 2015, short-term borrowings and long-term debt, including current maturities, were $578.3 million, an increase of $147.6 million from the prior fiscal year end. This increase is primarily due to the issuance of $150.0 million of senior unsecured notes during in April 2015.
Cash and Cash Equivalents
At July 31, 2016 and 2015, cash and cash equivalents were $243.2 million and $189.9 million, respectively. The Company did not hold any short-term investments at July 31, 2016. Short-term investments may change year to year based on maturity dates of existing investments, the Company’s outlook for cash requirements and available access to other sources of liquidity.
The majority of the Company’s cash and cash equivalents are held by its foreign subsidiaries as nearly half of the Company’s earnings occur outside the U.S. Most of these funds are considered permanently reinvested outside the U.S., as the cash generated from U.S. operations plus the Company’s short-term debt facilities are anticipated to be sufficient for the Company's U.S operation’s cash needs. If additional cash was required for the Company’s operations in the U.S., it may be subject to additional U.S. taxes if funds were repatriated from certain foreign subsidiaries.
The Company expects that cash generated by operating activities will be between $260.0 million and $300.0 million in fiscal 2017. At July 31, 2016, the Company had cash and cash equivalents of $243.2 million and $506.4 million available under existing lines of credit. The Company believes that the combination of existing cash, available credit under existing credit facilities and the expected cash generated by operating activities will be adequate to meet cash requirements for fiscal 2017, including debt repayments, payment of anticipated dividends, possible share repurchase activity, potential acquisitions and capital expenditures.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements, with the exception of the guarantee of 50% of certain debt of its joint venture with Caterpillar, Advanced Filtration Systems Inc. (AFSI). As of July 31, 2016, the joint venture had $24.8 million of outstanding debt, of which the Company guarantees half. The Company does not believe that this guarantee will have a current or future effect on its financial condition, results of operations, liquidity, or capital resources.

Contractual Obligations
The following table summarizes the Company’s contractual obligations as of July 31, 2016, for the years indicated (in millions):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$400.6	$50.0	$65.9	$9.7	$275.0
Capital lease obligations	2.0	0.8	1.0	0.2	—
Interest on long-term debt obligations	106.8	13.6	21.7	18.7	52.8
Operating lease obligations	25.4	10.0	12.6	2.6	0.2
Purchase obligations (1)	126.2	120.2	5.2	0.2	0.6
Pension and deferred compensation (2)	91.3	15.8	11.9	11.4	52.2
Total (3)	$752.3	$210.4	$118.3	$42.8	$380.8
__________________
(1)Purchase obligations consist primarily of inventory, tooling, and capital expenditures. The Company’s purchase orders for inventory are based on expected customer demand, and as a result quantities and dollar volumes are subject to change.
(2)Pension and deferred compensation consists of long-term pension liabilities and salary and bonus deferrals elected by certain executives under the Company’s Deferred Compensation Plan. Deferred compensation balances earn interest based on a treasury bond rate as defined by the plan (10-year treasury bond STRIP rate plus two percent for deferrals prior to January 1, 2011 and 10-year treasury bond rates for deferrals after December 31, 2010) are approved by the Human Resources Committee of the Board of Directors, and are payable at the election of the participants.
(3)In addition to the above contractual obligations, the Company may be obligated for additional cash outflows of $17.5 million for potential tax obligations, including accrued interest and penalties. The payment and timing of any such payments is affected by the ultimate resolution of the tax years that are under audit or remain subject to examination by the relevant taxing authorities. Therefore, quantification of an estimated range and timing of future payments cannot be made at this time.
Critical Accounting Policies
The Company’s consolidated financial statements are prepared in conformity with GAAP. The preparation of these financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Management bases these estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the recorded values of certain assets and liabilities. The Company believes its use of estimates and underlying accounting assumptions adheres to GAAP and is consistently applied. Valuations based on estimates and underlying accounting assumptions are reviewed for reasonableness on a consistent basis throughout the Company. The Company’s Critical Accounting Policies are those that require more significant judgments and estimates used in the preparation of its consolidated financial statements and that are the most important to aid in fully understanding its financial results. The Company's Critical Accounting Policies are the following:
Revenue recognition The Company sells a wide range of filtration solutions into many industries around the globe. Revenue is recognized when both product ownership and the risk of loss have transferred to the customer, the Company has no remaining obligations, the selling price is fixed and determinable, and collectability is reasonably assured. The vast majority of the Company’s sales agreements are for standard products with product ownership and risk of loss transferring to the customer when the product has shipped, at which point revenue is recognized. Although less common, the Company does have sales agreements with customers requiring product ownership and risk of loss to transfer at the customer’s location. For these non-standard terms, the Company defers revenue on these product sales until the product has been delivered.
For the Company’s GTS sales, which typically consist of multiple shipments of components that will comprise the entire GTS project, it must carefully monitor the transfer of title related to each portion of a system sale. The Company defers revenue recognition until product ownership and risk of loss has transferred to the customer for all components and when all terms specified in the contract are met which may include requirements such as the requirement for the Company to deliver technical documentation to the customer or a quality inspection which may be required to be approved by the customer.
In limited circumstances, the Company enters into sales agreements that involve multiple elements (such as equipment, replacement filter elements, and installation services). In these instances, the Company determines if the multiple elements in the arrangement represent separate units of accounting. If separate units of accounting exist, the price of the entire arrangement is allocated to the separate units of account using the Company’s best estimate of relative selling price if the unit of account was sold separately. Revenue is then recognized separately for each unit of account when the criteria for revenue recognition have been met.
Additionally, the Company records estimated discounts and rebates offered to customers as a reduction of sales in the same period revenue is recognized
Goodwill Goodwill is assessed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company performed an impairment assessment during the third quarter of fiscal 2016. The results of this assessment showed that the estimated fair values of the reporting units to which goodwill is assigned continued to exceed the corresponding carrying values of the respective reporting units resulting in no goodwill impairment. Of the Company's five reporting units that contain goodwill, the estimated fair values during the Company's annual third quarter fiscal 2016 impairment tests exceeded the respective carrying values by at least 34%.
During the second quarter of fiscal 2016, the Company revised its forecast associated with its GTS reporting unit. While the previous forecast for this reporting unit called for a year-over-year decline in sales, the Company continued to face deferrals and softening demand for large-turbine projects. Given the challenges facing this business, the Company revisited its strategic focus and priorities. The Company will continue to focus on innovative products while growing the aftermarket business but will be more selective in taking on large-turbine projects, which resulted in the revised forecast associated with its GTS reporting unit.
As a result of the strategic shift and actions taken in the second quarter of fiscal 2016, the Company concluded that an interim goodwill triggering event had occurred for the GTS reporting unit. Goodwill associated with the GTS reporting unit was $60.2 million as of January 31, 2016 and is included in the Industrial Products segment. The Company completed its goodwill impairment assessment using a discounted cash flow model based on management's judgments and assumptions to determine the estimated fair value of the reporting unit. Based on the results of this assessment, the Company concluded the estimated fair value of the GTS reporting unit exceeded the respective carrying amount of the reporting unit by approximately 38%. Therefore, the second step of the impairment test was not necessary for this reporting unit.
In determining the estimated fair value of the reporting unit, the Company used the income approach, a valuation technique using an estimate of future cash flows from the reporting unit's financial forecast. A terminal growth rate of 3.0% and a discount rate of 12.0% were used reflecting the relative risk of achieving cash flows as well as any other specific risks or factors related to the GTS reporting unit. The Company believes the assumptions used in its discounted cash flow analysis are appropriate and result in reasonable estimate of the reporting unit's fair value. The Company performed a sensitivity analysis to determine how the assumptions made impact the results of the impairment test. Holding all other assumptions constant, an unfavorable change in projected cash flows of 25.0% or more would potentially result in an indication of impairment. Additionally, a decrease in the residual growth rate of 4.5 percentage points or more or an increase in the discount rate of 1.2 percentage points or more would potentially result in an indication of impairment. While these projections supported no impairment of this reporting unit as of January 31, 2016, given that the Company's second quarter 2016 results fell below expectations and the sensitivities to the assumptions used in the calculations of the estimated cash flows, it is possible that an impairment could be incurred in the future. The Company will continue to monitor results and expected cash flows in the future to assess whether goodwill impairment in the GTS reporting unit may be necessary.
Income taxes As part of the process of preparing the Company’s Consolidated Financial Statements, management is required to estimate income taxes in each of the jurisdictions in which the Company operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s Consolidated Balance Sheet. These assets and liabilities are evaluated by using estimates of future taxable income streams and the impact of tax planning strategies. Reserves are also estimated for uncertain tax positions that are currently unresolved. The Company routinely monitors the potential impact of such situations and believes that it was properly reserved at July 31, 2016. As of July 31, 2016, the liability for unrecognized tax benefits, accrued interest, and penalties was $17.5 million.
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
To develop the assumption regarding the expected long-term rate of return on assets for its U.S. pension plans, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. The expected long-term rate of return on assets assumption for the plans outside the U.S. reflects the investment allocation and expected total portfolio returns specific to each plan and country. Reflecting the relatively long-term nature of the U.S. plans’ obligations, approximately 65% of the plans’ assets are invested in equity securities, 30% in fixed income, and 5% in real assets (investments into funds containing commodities and real estate). In fiscal 2016, the Company plans to continue investing in liability-driven investment funds, which will change the asset allocations for the U.S. plans. The Company selected a 6.90% long-term rate of return on assets as of July 31, 2016, which will also be used to develop the fiscal 2017 expense for the Company’s U.S. pension plans and selected a long-term rate of return on assets for its non-U.S. plans of 3.98%. A one percent change in the expected long-term rate of return on plan assets would have changed the fiscal 2016 annual pension expense by approximately $4.6 million.
The Company’s objective in selecting a discount rate for its pension plans is to select the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date, taking into account the nature and duration of the benefit obligations of the plan. In making this best estimate, the Company looks at the rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the benefits. This process includes assessing the universe of bonds available on the measurement date with a quality rating of Aa or better. Similar appropriate benchmarks are used to determine the discount rate for the non-U.S. plans. This resulted in a weighted average discount rate for the U.S. plans of 3.65% down from 4.33% in the prior year and decreased the weighted average discount rate used for its non-U.S. plans from 3.14% to 2.08%. Effective August 1, 2016, the Company changed to the split/spot rate method to estimate the service and interest costs for its U.S., United Kingdom, and Belgium plans. The new method utilizes a full yield curve approach to estimate service and interests costs by applying specific spot rates along the yield curve used to determine the benefit obligation of relevant projected cash outflows.
In fiscal 2016, the Company’s global pension expense was $17.8 million. Effective August 1, 2016, participants in the U.S. salaried plan no longer continue to accrue Company contribution credits under the plan but are eligible for a 3.0% annual Company retirement contribution in addition to the Company’s match to their 401(k) accounts.
While changes to the Company’s pension assumptions would not be expected to impact its annual pension expense by a material amount, such changes could significantly impact the Company’s pension liability.
New Accounting Standards Not Yet Adopted
For new accounting standards not yet adopted refer to Note 1 Summary of Significant Accounting Policies included in Item 8 of this Annual Report.
Safe Harbor Statement under the Securities Reform Act of 1995
The Company, through its management, may make forward-looking statements reflecting the Company’s current views with respect to future events and financial performance. These forward-looking statements, which may be included in reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Item 1A Risk Factors of this Annual Report, which could cause actual results to differ materially from historical results or those anticipated. The words or phrases “will likely result,” “are expected to,” “will continue,” “will allow,” “estimate,” “project,” “believe,” “expect,” “anticipate,” “forecast” and similar expressions are intended to identify forward-looking statements within the meaning of Section 21e of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995 (PSLRA). In particular, the Company desires to take advantage of the protections of the PSLRA in connection with the forward-looking statements made in this Annual Report, including those contained in the “Outlook” section of Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations. All statements other than statements of historical fact are forward-looking statements. These statements do not guarantee future performance.
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. In addition, the Company wishes to advise readers that the factors listed in Item 1A Risk Factors of this Annual Report, as well as other factors, could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed. These factors include, but are not limited to, world economic and industrial market conditions; the Company's ability to maintain certain competitive advantages over competitors; pricing pressures; the Company's ability to protect and enforce its intellectual property rights; the Company's dependence on global operations; customer concentration in certain cyclical industries; commodity availability and pricing; the continued implementation of the Company's global ERP information technology system and other new information technology systems; information security and data breaches; foreign currency fluctuations; governmental laws and regulations; changes in tax laws, regulations and results of examinations; the Company's ability to attract and retain key personnel; changes in capital and credit markets; execution of the Company's acquisition strategy; the possibility of goodwill or intangible asset impairment; execution of restructuring plans; the Company's ability to maintain an effective system of internal control over financial reporting and other factors included in Item 1A Risk Factors of this Annual Report. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The Company’s market risk includes the potential loss arising from adverse changes in foreign currency exchange rates and interest rates. The Company manages foreign currency market risk from time to time through the use of a variety of financial and derivative instruments. The Company does not enter into any of these instruments for speculative trading purposes. Rather, the Company’s objective in managing these risks is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. The Company uses forward exchange contracts and other hedging activities to hedge the U.S. dollar value resulting from existing recognized foreign currency denominated asset and liability balances and also for anticipated foreign currency transactions. The Company also naturally hedges foreign currency through its production in the countries in which it sells its products. The Company’s market risk on interest rates is the potential decrease in fair value of long-term debt resulting from a potential increase in interest rates. See further discussion of these market risks below.
Foreign Currency During fiscal 2016, the U.S. dollar was generally stronger than in fiscal 2015 compared to many of the currencies of the foreign countries in which the Company operates. The overall strength of the dollar had a negative impact on the Company’s international net sales results because the foreign denominated revenues translated into fewer U.S. dollars.
It is not possible to determine the exact impact of foreign currency translation changes. However, the direct effect on reported net sales and net earnings can be estimated. For the year ended July 31, 2016, the estimated impact of foreign currency translation resulted in an overall decrease in reported net sales of $74.2 million and a decrease in reported net earnings of approximately $7.9 million. Foreign currency translation had a negative impact in many regions around the world.
The Company maintains significant assets and operations in Europe, Asia-Pacific, Latin America, and South Africa, resulting in exposure to foreign currency gains and losses. A portion of the Company’s foreign currency exposure is naturally hedged by incurring liabilities, including bank debt, denominated in the local currency in which the Company’s foreign subsidiaries are located.
The foreign subsidiaries of the Company generally purchase the majority of their input costs and then sell to many of their customers in the same local currency. However, the Company still may be exposed to cost increases relative to local currencies in the markets to which it sells. To mitigate such adverse trends, the Company, from time to time, enters into forward exchange contracts and other hedging activities. Additionally, foreign currency positions are partially offsetting and are netted against one another to reduce exposure.
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
Interest The Company’s exposure to market risks for changes in interest rates relates primarily to its short-term investments, short-term borrowings, and interest rate swap agreements, as well as the potential increase in fair value of long-term debt resulting from a potential decrease in interest rates. The Company has limited earnings or cash flow exposure due to market risks on its long-term debt obligations as a result of the majority of the debt being fixed-rate. However, interest rate changes would affect the fair market value of the debt. As of July 31, 2016, the estimated fair value of debt with fixed interest rates was $394.4 million compared to its carrying value of $375.0 million. The fair value is estimated by discounting the projected cash flows using the rate of which similar amounts of debt could currently be borrowed. As of July 31, 2016, the Company’s financial liabilities with exposure to changes in interest rates consisted mainly of $165.5 million of short-term debt outstanding and a total of ¥ 2.65 billion, or $25.7 million, of variable rate long-term debt. Assuming a hypothetical increase of one-half percent in short-term interest rates, with all other variables remaining constant, interest expense would have increased $1.3 million and interest income would have increased $1.2 million in fiscal 2016.
Pensions The Company is exposed to market return fluctuations on its qualified defined benefit pension plans. In fiscal 2016, the Company reduced its long-term rate of return from 6.99% to 6.90% on its U.S. plans and reduced its rate from 4.83% to 3.98% on its non-U.S. plans, to reflect its future expectation for returns. Consistent with published bond indices, the Company reduced its discount rate from 4.33% to 3.65% on its U.S. plans and reduced its rates from 3.14% to 2.08% for its non-U.S. plans. The plans were underfunded by $81.8 million at July 31, 2016, since the projected benefit obligation exceeded the fair value of the plan assets.

Item 8. Financial Statements and Supplementary Data
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2016. In making its assessment of internal control financial reporting, management used the criteria described in Internal Control - Integrated Framework - version 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of July 31, 2016 based on criteria in Internal Control-Integrated Framework issued by the COSO. The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of July 31, 2016, as stated in their report which appears herein.

/s/ Tod E. Carpenter	/s/ Scott J. Robinson

Tod E. Carpenter	Scott J. Robinson
President and Chief Executive Officer	Chief Financial Officer
September 23, 2016	September 23, 2016

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Donaldson Company, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Donaldson Company, Inc. and its subsidiaries at July 31, 2016 and July 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
September 23, 2016

Donaldson Company, Inc. and Subsidiaries
Consolidated Statements of Earnings
(In millions, except per share amounts)

	Year ended July 31,
	2016	2015	2014
Net sales	$2,220.3	$2,371.2	$2,473.5
Cost of sales	1,465.5	1,562.6	1,595.7
Gross profit	754.8	808.6	877.8
Selling, general and administrative	425.1	460.1	460.3
Research and development	55.5	60.2	61.8
Operating income	274.2	288.3	355.7
Other income, net	(3.9)	(15.5)	(15.2)
Interest expense	20.7	15.2	10.2
Earnings before income taxes	257.4	288.6	360.7
Income taxes	66.6	80.5	100.5
Net earnings	$190.8	$208.1	$260.2

Weighted average shares – basic	133.8	137.8	145.6
Weighted average shares – diluted	134.8	139.4	147.6
Net earnings per share – basic	$1.43	$1.51	$1.79
Net earnings per share – diluted	$1.42	$1.49	$1.76

Cash dividends declared per share	$0.690	$0.670	$0.610

The accompanying notes are an integral part of these Consolidated Financial Statements.

Donaldson Company, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)

	Year ended July 31,
	2016	2015	2014
Net earnings	$190.8	$208.1	$260.2
Other comprehensive income (loss)
Foreign currency translation loss	(18.5)	(119.1)	(2.1)
Pension and postretirement liability adjustment, net of deferred taxes of $14.4, $(0.2) and $1.3, respectively	(25.2)	3.4	(6.3)
Gain (loss) on hedging derivatives, net of deferred taxes of $(0.1), $0.4 and $(0.1), respectively	0.1	(0.5)	0.1
Net other comprehensive loss	(43.6)	(116.2)	(8.3)
Total comprehensive income	$147.2	$91.9	$251.9

The accompanying notes are an integral part of these Consolidated Financial Statements.

Donaldson Company, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except share amounts)

	As of July 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$243.2	$189.9
Short-term investments	—	27.5
Accounts receivable, less allowance of $8.6 and $6.7	452.4	460.0
Inventories, net	234.1	265.0
Deferred income taxes	29.0	28.2
Prepaids and other current assets	51.0	60.1
Total current assets	1,009.7	1,030.7
Property, plant and equipment, net	469.8	470.6
Goodwill	229.3	223.7
Intangible assets, net	38.5	37.9
Other long-term assets	41.3	46.6
Total assets	$1,788.6	$1,809.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$165.5	$187.3
Current maturities of long-term debt	51.2	1.8
Trade accounts payable	143.3	179.2
Accrued employee compensation and related taxes	61.0	66.5
Accrued liabilities	37.5	42.9
Other current liabilities	85.3	82.9
Total current liabilities	543.8	560.6
Long-term debt	351.8	389.2
Deferred income taxes	3.1	12.5
Other long-term liabilities	118.5	68.5
Total liabilities	1,017.2	1,030.8

Commitments and contingencies (Note 17)

Shareholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued	758.2	758.2
Retained earnings	905.1	815.2
Non-controlling interest	4.0	3.9
Stock compensation plans	16.7	17.9
Accumulated other comprehensive income (loss)	(205.6)	(162.0)
Treasury stock, 18,750,503 and 17,044,950 shares, at cost	(707.0)	(654.5)
Total shareholders’ equity	771.4	778.7
Total liabilities and shareholders’ equity	$1,788.6	$1,809.5

The accompanying notes are an integral part of these Consolidated Financial Statements.

Donaldson Company, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)

	Year ended July 31,
	2016	2015	2014
Operating Activities
Net earnings	$190.8	$208.1	$260.2
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	74.9	74.3	67.2
Equity in earnings of affiliates, net of distributions	(0.3)	(1.1)	(3.4)
Deferred income taxes	(3.3)	(5.6)	(7.8)
Tax benefit of equity plans	(2.7)	(6.8)	(8.8)
Stock compensation plan expense	7.3	10.7	11.6
Loss on sale of business	—	—	0.9
Other, net	11.7	25.1	10.1
Changes in operating assets and liabilities, net of acquired businesses
Accounts receivable	8.5	(20.7)	(44.8)
Inventories	29.1	(26.2)	(19.3)
Prepaids and other current assets	0.8	(27.8)	(7.8)
Trade accounts payable and other accrued expenses	(30.7)	(17.2)	59.7
Net cash provided by operating activities	286.1	212.8	317.8
Investing Activities
Purchases of property, plant and equipment	(72.9)	(93.8)	(97.2)
Proceeds from sale of property, plant and equipment	2.2	0.2	0.4
Purchases of short-term investments	—	(27.0)	(108.8)
Proceeds from sale of short-term investments	28.0	114.5	81.5
Acquisitions, net of cash acquired	(12.9)	(105.6)	—
Net cash used in investing activities	(55.6)	(111.7)	(124.1)
Financing Activities
Proceeds from long-term debt	9.6	150.0	125.0
Repayments of long-term debt	(1.4)	(4.2)	(81.9)
Change in short-term borrowings	(23.6)	2.8	175.4
Purchase of treasury stock	(84.3)	(256.3)	(279.4)
Dividends paid	(91.2)	(91.2)	(83.1)
Tax benefit of equity plans	2.7	6.8	8.8
Exercise of stock options	13.2	13.1	14.4
Net cash used in financing activities	(175.0)	(179.0)	(120.8)
Effect of exchange rate changes on cash	(2.2)	(28.6)	(0.6)
Increase (decrease) in cash and cash equivalents	53.3	(106.5)	72.3
Cash and cash equivalents, beginning of year	189.9	296.4	224.1
Cash and cash equivalents, end of year	$243.2	$189.9	$296.4

Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes	$67.8	$85.6	$93.1
Interest	$19.7	$14.7	$11.1

The accompanying notes are an integral part of these Consolidated Financial Statements.

Donaldson Company, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In millions, except per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Stock Compensation Plans	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance July 31, 2013	$758.2	$—	$532.3	$—	$21.8	$(37.5)	$(189.6)	$1,085.2
Comprehensive income
Net earnings			260.2					260.2
Foreign currency translation						(2.1)		(2.1)
Pension liability adjustment, net of deferred taxes						(6.3)		(6.3)
Net gain on cash flow hedging derivatives, net of deferred taxes						0.1		0.1
Comprehensive income								251.9
Treasury stock acquired							(279.4)	(279.4)
Stock options exercised		(7.0)	(10.5)				30.5	13.0
Deferred stock and other activity		(3.1)	(1.8)		(0.5)		4.9	(0.5)
Performance awards		(0.4)	(0.5)		(1.7)		1.6	(1.0)
Stock option expense			9.9					9.9
Tax reduction - employee plans		10.5						10.5
Dividends ($0.61 per share)			(87.2)					(87.2)
Balance July 31, 2014	758.2	—	702.4	—	19.6	(45.8)	(432.0)	1,002.4
Comprehensive income
Net earnings			208.1					208.1
Foreign currency translation						(119.1)		(119.1)
Pension liability adjustment, net of deferred taxes						3.4		3.4
Net gain on cash flow hedging derivatives, net of deferred taxes						(0.5)		(0.5)
Comprehensive income								91.9
Purchase of IFIL				3.9				3.9
Treasury stock acquired							(256.3)	(256.3)
Stock options exercised		(5.7)	(13.1)				30.2	11.4
Deferred stock and other activity		(1.9)	(0.7)		(1.1)		3.0	(0.7)
Performance awards		(0.1)	(0.1)		(0.6)		0.6	(0.2)
Stock option expense			9.5					9.5
Tax reduction - employee plans		7.7						7.7
Dividends ($0.67 per share)			(90.9)					(90.9)
Balance July 31, 2015	758.2	—	815.2	3.9	17.9	(162.0)	(654.5)	778.7
Comprehensive income
Net earnings			190.8					190.8
Foreign currency translation						(18.5)		(18.5)
Pension liability adjustment, net of deferred taxes						(25.2)		(25.2)
Net gain on cash flow hedging derivatives, net of deferred taxes						0.1		0.1
Comprehensive income								147.2
Treasury stock acquired							(84.3)	(84.3)
Stock options exercised		(1.4)	(14.7)				29.0	12.9
Deferred stock and other activity		(1.3)	(1.4)	0.1	(0.7)		2.5	(0.8)
Performance awards					(0.5)		0.3	(0.2)
Stock option expense			6.7					6.7
Tax reduction - employee plans		2.7						2.7
Dividends ($0.69 per share)			(91.5)					(91.5)
Balance July 31, 2016	$758.2	$—	$905.1	$4.0	$16.7	$(205.6)	$(707.0)	$771.4

The accompanying notes are an integral part of these Consolidated Financial Statements.

Donaldson Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 1. Summary of Significant Accounting Policies
Description of Business Donaldson is a worldwide manufacturer of filtration systems and replacement parts. The Company’s core strengths are leading filtration technology, strong customer relationships and its global presence. Products are manufactured at 42 plants around the world and through three joint ventures. Products are sold to OEMs, distributors, dealers and directly to end-users.
Principles of Consolidation The Consolidated Financial Statements include the accounts of Donaldson Company, Inc. and all of its majority-owned subsidiaries along with the majority stake in IFIL.USA. All intercompany accounts and transactions have been eliminated. The Company’s three joint ventures that are not majority-owned are accounted for under the equity method.
Use of Estimates The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Foreign Currency Translation For substantially all foreign operations, local currencies are considered the functional currency. Assets and liabilities of non-U.S. dollar functional currency entities are translated to U.S. dollars at year-end exchange rates and the resulting gains and losses arising from the translation of net assets located outside the U.S. are recorded as a cumulative translation adjustment, a component of Accumulated Other Comprehensive Income (Loss) in the Consolidated Balance Sheets. Elements of the Consolidated Statements of Earnings are translated at average exchange rates in effect during the year. Realized foreign currency transaction gains and losses are included in Other Income, net in the Consolidated Statements of Earnings. Foreign currency transaction gains (losses) of $(4.7) million, $2.1 million, and $1.7 million are included in Other Income, net in the Consolidated Statements of Earnings in the years ended July 31, 2016, 2015 and 2014, respectively.
Cash Equivalents The Company considers all highly liquid temporary investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost that approximates market value.
Short-Term Investments The Company’s short-term investments consist exclusively of time deposits with durations longer than 3 months, but less than one year. These investments are carried at cost, which approximates their estimated fair value. Classification of the Company’s investments as current or non-current is dependent upon management’s intended holding period, the investment’s maturity date and liquidity considerations based on market conditions. If management intends to hold the investments for longer than one year as of the balance sheet date, they are classified as non-current.
Accounts Receivable and Allowance for Doubtful Accounts Trade accounts receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of credit losses in its existing accounts receivable. The Company determines the allowance based on historical write-off experience in the industry, regional economic data and evaluation of specific customer accounts for risk of loss. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis by type of receivable. Account balances are reserved for when the Company feels it is probable the receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers.
Inventories Inventories are stated at the lower of cost or market. U.S. inventories are valued using the last-in, first-out (LIFO) method while the non-U.S. inventories are valued using the first-in, first-out (FIFO) method. Inventories valued at LIFO were approximately 29.0% and 34.2% of total inventories at July 31, 2016 and 2015, respectively. For inventories valued under the LIFO method, the FIFO cost exceeded the LIFO carrying values by $39.8 million and $41.6 million at July 31, 2016 and 2015, respectively. Results of operations for all periods presented were not materially affected by the liquidation of LIFO inventory.
Property, Plant and Equipment Property, plant and equipment are stated at cost. Additions, improvements or major renewals are capitalized while expenditures that do not enhance or extend the asset’s useful life are charged to expense as incurred. Depreciation is computed using the straight-line method. Depreciation expense was $68.8 million, $66.9 million and $62.0 million in the years ended July 31, 2016, 2015 and 2014, respectively. The estimated useful lives of property, plant and equipment are ten to forty years for buildings, including building improvements and three to ten years for machinery and equipment.
Internal-Use Software The Company capitalizes direct costs of materials and services used in the development and purchase of internal-use software. Amounts capitalized are amortized on a straight-line basis over a period of five to seven years and are reported as a component of machinery and equipment within property, plant and equipment.
Goodwill and Other Intangible Assets Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. Other intangible assets, consisting primarily of patents, trademarks and customer relationships and lists, are recorded at cost and are amortized on a straight-line basis over their estimated useful lives of three to twenty years. Goodwill is assessed for impairment annually or if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The impairment assessment for goodwill is done at a reporting unit level. Reporting units are one level below the operating segment level but can be combined when reporting units within the same operating segment have similar economic characteristics. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.
Recoverability of Long-Lived Assets The Company reviews its long-lived assets, including identifiable intangibles, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the carrying value is reduced. The Company recorded an impairment charge of $2.9 million in fiscal 2015 for a partially completed facility in Xuzhou, China. There were no impairment charges recorded in fiscal 2016 or fiscal 2014.
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
Research and Development Expense Research and development expenses are charged against earnings in the year incurred. Research and development costs include basic scientific research and the application of scientific advances to the development of new and improved products and their uses.
Stock-Based Compensation The Company offers stock-based employee compensation plans, which are more fully described in Note 10. Stock-based employee compensation costs are recognized using the fair-value based method.
Revenue Recognition The Company sells a wide range of filtration solutions into many industries around the globe. Revenue is recognized when both product ownership and the risk of loss have transferred to the customer, the Company has no remaining obligations, the selling price is fixed and determinable, and collectability is reasonably assured. The vast majority of the Company’s sales agreements are for standard products with product ownership and risk of loss transferring to the customer when the product has shipped, at which point revenue is recognized. Although less common, the Company does have sales agreements with customers requiring product ownership and risk of loss to transfer at the customer’s location. For these non-standard terms, the Company defers revenue on these product sales until the product has been delivered.
For the Company’s Gas Turbine Systems (GTS) sales, which typically consist of multiple shipments of components that will comprise the entire GTS project, it must carefully monitor the transfer of title related to each portion of a system sale. The Company defers revenue recognition until product ownership and risk of loss has transferred to the customer for all components and when all terms specified in the contract are met which may include requirements such as the requirement for the Company to deliver technical documentation to the customer or a quality inspection which may be required to be approved by the customer.
In limited circumstances, the Company enters into sales agreements that involve multiple elements (such as equipment, replacement filter elements, and installation services). In these instances, the Company determines if the multiple elements in the arrangement represent separate units of accounting. If separate units of accounting exist, the price of the entire arrangement is allocated to the separate units of account using the Company’s best estimate of relative selling price if the unit of account was sold separately. Revenue is then recognized separately for each unit of account when the criteria for revenue recognition have been met.
Additionally, the Company records estimated discounts and rebates offered to customers as a reduction of sales in the same period revenue is recognized. Shipping and handling costs of $56.3 million, $63.2 million and $64.2 million are classified as a component of selling, general and administrative expenses for the years ended July 31, 2016, 2015 and 2014, respectively.
Product Warranties The Company provides for estimated warranty costs at the time of sale and accrues for specific items at the time their existence is known and the amounts are determinable. The Company estimates warranty costs using standard quantitative measures based on historical warranty claim experience and evaluation of specific customer warranty issues. For a reconciliation of warranty reserves, see Note 8.
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
New Accounting Standards Not Yet Adopted In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill a contract. In 2016, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-11, and ASU 2016-12 to clarify, among other things, the implementation guidance related to principal versus agent considerations, identifying performance obligations, and accounting for licenses of intellectual property. This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2019. Early application is not permitted. The amendments in this update are to be applied on a retrospective basis, either to each prior reporting period presented or by presenting the cumulative effect of applying the update recognized at the date of initial application. The Company is evaluating the impact that this will have on the Company’s consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which amended guidance requiring the issuance of debt costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the amount of the debt liability, consistent with debt discounts and premiums. This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2017. The adoption of ASU 2015-03 will only result in a reclassification of debt issuance costs on the balance sheet.
In May 2015, FASB issued ASU 2015-07, Fair Value Measurement (Topic 850): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (ASU 2015-07), which amended guidance requiring a company to categorize investments for which fair values are measured using the net asset value (NAV) per share practical expedient. ASU 2015-07 also limits the disclosures to investments for which the entity has elected to measure the fair value using the practical expedient. This accounting guidance is effective for the Company beginning in the first quarter of Fiscal 2017. ASU 2015-07 will only affect the Company's disclosures.
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
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which amended the guidance requiring companies to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. This accounting guidance simplifies the presentation of deferred income taxes, such that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2018. Early adoption is permitted. The Company is adopting this accounting guidance beginning in the first quarter for fiscal 2017.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), which amends the guidance requiring companies to recognize assets and liabilities for leases with lease terms of more than twelve months. The new guidance will require companies to record both capital and operating leases on the balance sheet. This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2020 on a modified retrospective basis and early adoption is permitted. The Company is evaluating the impact that ASU 2016-02 will have on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for the Company beginning in the first quarter of fiscal 2018. Early application is permitted. If early adopted, an entity must adopt all of the amendments during the same period. The Company is evaluating the impact of the adoption of ASU 2016-09 on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for the Company beginning in the first quarter of fiscal 2019. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method.
NOTE 2. Acquisitions
On August 31, 2016, the Company acquired the net assets of Partmo in Colombia. Partmo is a leading manufacturer of replacement air, lube and fuel filters in Colombia. The acquisition of Partmo reinforces the Company’s commitment to growth with a company that is an excellent strategic fit with its existing engine aftermarket business. The acquisition allows the Company to leverage Partmo’s well-recognized replacement filters brand in South America.
On August 31, 2015, the Company acquired 100% of the shares of Engineered Products Company (EPC), a leading designer and manufacturer of indicators, gauges, switches and sensors for engine air and liquid filtration systems. The acquisition of EPC supports the Company’s strategy of maintaining its technical leadership in filtration products for both OEM customers and end users.
On June 30, 2015, the Company acquired a majority stake in IFIL USA, a manufacturer of pleated bag filters for industrial dust collection.
On September 30, 2014, the Company acquired 100% of the voting interest of Northern Technical, a manufacturer of gas turbine inlet air filtration systems and replacement filters. Total consideration for the transaction was $97.1 million after recording a working capital adjustment in accordance with the share purchase agreement during the three months ended January 31, 2015. The Company received cash for this adjustment which reduced the purchase price and goodwill. Including the impact of the working capital adjustment, the Company acquired $6.2 million of intangible assets that had estimated useful lives ranging from six months to seven years at the time of acquisition, $32.2 million of net tangible assets and $60.3 million of goodwill. The acquired goodwill is not deductible for tax purposes. Northern Technical’s results of operations are reported as part of the Gas Turbine Products operating segment in the Industrial Products reporting segment.
Proforma results of operations for these acquisitions have not been presented because they are not material to the Company's consolidated results of operations.
NOTE 3. Supplemental Balance Sheet Information
The components of inventory are as follows (in millions):

	July 31,
	2016	2015
Raw materials	$92.5	$113.4
Work in process	18.4	22.6
Finished products	123.2	129.0
Total inventories	$234.1	$265.0
The components of property, plant and equipment are as follows (in millions):

	July 31,
	2016	2015
Land	$20.0	$20.0
Buildings	280.4	272.6
Machinery and equipment	810.9	783.1
Construction in progress	39.3	52.4
Less: accumulated depreciation	(680.8)	(657.5)
Net property, plant and equipment	$469.8	$470.6
NOTE 4. Earnings Per Share
The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding and common share equivalents related to stock options and stock incentive plans. Certain outstanding options are excluded from the diluted net earnings per share calculations because their exercise prices are greater than the average market price of the Company’s common stock during those periods. There were 3,164,159 options, 977,824 options, and 884,138 options excluded from the diluted net earnings per share calculation for the years ended July 31, 2016, 2015 and 2014, respectively.
The following table presents the information necessary to calculate basic and diluted earnings per share (in millions, except per share amounts):

	Year Ended July 31,
	2016	2015	2014
Weighted average common shares – basic	133.8	137.8	145.6
Diluted share equivalents	1.0	1.6	2.0
Weighted average common shares – diluted	134.8	139.4	147.6

Net earnings for basic and diluted earnings per share computation	$190.8	$208.1	$260.2
Net earnings per share:
Basic	$1.43	$1.51	$1.79
Diluted	$1.42	$1.49	$1.76
NOTE 5. Goodwill and Other Intangible Assets
The Company has allocated goodwill to reporting units within its Engine Products and Industrial Products segments. The Company acquired EPC on August 31, 2015, Northern Technical on September 30, 2014 and IFIL.USA on June 30, 2015. See Note 2 for additional discussion of acquisitions completed during the years ended July 31, 2016 and 2015. There was no disposition activity during the years ended July 31, 2016 and 2015.
Goodwill is assessed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company performed an impairment assessment during the third quarter of fiscal 2016. The results of this assessment showed that the estimated fair values of the reporting units to which goodwill is assigned continued to exceed the corresponding carrying values of the respective reporting units resulting in no goodwill impairment. Of the Company's five reporting units that contain goodwill, the estimated fair values during its annual third quarter fiscal 2016 impairment tests exceeded the respective carrying values by at least 34%.
During the second quarter of fiscal 2016, the Company revised its forecast associated with its GTS reporting unit. While the previous forecast for this reporting unit called for a year-over-year decline in sales, the Company continued to face deferrals and softening demand for large-turbine projects. Given the short-term challenges facing this business, the Company revisited its strategic focus and priorities. The Company will continue to focus on innovative products while growing the aftermarket business but will be more selective in taking on large-turbine projects, which resulted in the revised forecast associated with its GTS reporting unit.
As a result of the strategic shift and actions taken in the second quarter of fiscal 2016, the Company concluded that an interim goodwill triggering event had occurred for the GTS reporting unit. Goodwill associated with the GTS reporting unit was $60.2 million as of January 31, 2016 and is included in the Industrial Products segment. The Company completed its goodwill impairment assessment using a discounted cash flow model based on management's judgments and assumptions to determine the estimated fair value of the reporting unit. Based on the results of this assessment, the Company concluded the estimated fair value of the GTS reporting unit exceeded the respective carrying amount of the reporting unit by approximately 38%. Therefore, the second step of the impairment test was not necessary for this reporting unit.
In determining the estimated fair value of the reporting unit, the Company used the income approach, a valuation technique using an estimate of future cash flows from the reporting unit's financial forecast. A terminal growth rate of 3.0% and a discount rate of 12.0% were used reflecting the relative risk of achieving cash flows as well as any other specific risks or factors related to the GTS reporting unit. The Company believes the assumptions used in its discounted cash flow analysis are appropriate and result in reasonable estimate of the reporting unit's fair value. The Company performed a sensitivity analysis to determine how the assumptions made impact the results of the impairment test. Holding all other assumptions constant, an unfavorable change in projected cash flows of 25.0% or more would potentially result in an indication of impairment. Additionally, a decrease in the residual growth rate of 4.5% or more or an increase in the discount rate of 1.2% or more would potentially result in an indication of impairment. While these projections supported no impairment of this reporting unit as of January 31, 2016, given that the Company's second quarter 2016 results fell below expectations and the sensitivities to the assumptions used in the calculations of the estimated cash flows, it is possible that an impairment could be incurred in the future. The Company will continue to monitor results and expected cash flows in the future to assess whether goodwill impairment in the GTS reporting unit may be necessary.

The following is a reconciliation of goodwill for the years ended July 31, 2016 and 2015 (in millions):

	Engine Products	Industrial Products	Total Goodwill
Balance as of July 31, 2014	$72.4	$94.0	$166.4
Goodwill acquired	—	66.8	66.8
Foreign exchange translation	(1.4)	(8.1)	(9.5)
Balance as of July 31, 2015	71.0	152.7	223.7
Goodwill acquired	6.3	—	6.3
Foreign exchange translation	—	(0.7)	(0.7)
Balance as of July 31, 2016	$77.3	$152.0	$229.3
Intangible assets are comprised of patents, trademarks and customer relationships and lists. The following is a reconciliation of intangible assets for the years ended July 31, 2016 and 2015 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Balance as of July 31, 2014	$81.3	$(45.3)	$36.0
Intangibles acquired	10.0	—	10.0
Amortization expense	—	(6.8)	(6.8)
Foreign exchange translation	(4.2)	2.9	(1.3)
Balance as of July 31, 2015	87.1	(49.2)	37.9
Intangibles acquired	6.6	—	6.6
Amortization expense	—	(6.1)	(6.1)
Foreign exchange translation	3.1	(3.0)	0.1
Balance as of July 31, 2016	$96.8	$(58.3)	$38.5
Net intangible assets consist of patents, trademarks and trade names of $7.8 million and $8.8 million and customer related intangibles of $30.7 million and $29.1 million as of July 31, 2016 and 2015, respectively. As of July 31, 2016, patents, trademarks, and trade names had a weighted average remaining life of 7.4 years and customer related intangibles had a weighted average remaining life of 12.4 years. Expected amortization expense relating to existing intangible assets is as follows (in millions):

Year Ending July 31,	Amount
2017	$6.0
2018	4.8
2019	4.5
2020	4.2
2021	4.0
Thereafter	15.0
Total expected amortization expense	$38.5
NOTE 6. Credit Facilities
On October 28, 2014, the Company entered into an Amendment to its 5 year, multi-currency revolving credit facility with a group of banks. The Amendment increased the Company's borrowing availability up to $400.0 million. The agreement provides that loans may be made under a selection of currencies and rate formulas including Base Rate Loans or LIBOR Rate Loans, as defined in the Amendment. The interest rate on each advance is based on certain market interest rates and leverage ratios. Facility fees and other fees on the entire loan commitment are payable over the duration of this facility. There was $130.0 million outstanding at July 31, 2016, and $160.0 million outstanding at July 31, 2015 and all borrowings which were outstanding on those dates had maturities which were less than twelve months. At July 31, 2016 and 2015, $262.7 million and $232.2 million, respectively, were available for further borrowing under such facilities. The amount available for further borrowing reflects a reduction for issued standby letters of credit, as discussed in Note 16. The Company’s multi-currency revolving facility contains financial covenants specifically related to maintaining a certain interest coverage ratio and a certain leverage ratio as well as other covenants that, under certain circumstances, can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, create liens and sell assets. As of July 31, 2016, the Company was in compliance with all such covenants.
The Company has two uncommitted credit facilities in the U.S., which provide unsecured borrowings for general corporate purposes. There was $26.8 million outstanding at July 31, 2016, and $15.3 million outstanding at July 31, 2015 and all borrowings which were outstanding on those dates had maturities which were less than twelve months. The weighted average interest rate on the short-term borrowings outstanding at July 31, 2016, was 1.25%. At July 31, 2016 and 2015, there was $38.2 million and $49.7 million, respectively, available for under these two credit facilities.
The Company has a €100.0 million (approximately $111.1 million at July 31, 2016) program for issuing treasury notes for raising short-, medium- and long-term financing for its European operations. There were no amounts outstanding under this program at July 31, 2016 or 2015. Additionally, the Company’s European operations have lines of credit with an available limit of €44.0 million (approximately $48.9 million at July 31, 2016). There were no amounts outstanding at July 31, 2016, and there was $10.4 million amount outstanding on these lines of July 31, 2015, which had a maturity date of less than twelve months.
Other international subsidiaries may borrow under various credit facilities. There was approximately $8.7 million outstanding under these credit facilities as of July 31, 2016, and $1.6 million as of July 31, 2015 and all borrowings which were outstanding on those dates had maturities which were less than twelve months. At July 31, 2016 and 2015, there was approximately $45.5 million and $47.2 million available for use, respectively, under these facilities. The weighted average interest rate on these short-term borrowings outstanding at July 31, 2016 and July 31, 2015, was 0.32% and 0.41%, respectively.
NOTE 7. Debt
Long-term debt consists of the following (in millions):

	July 31,
	2016	2015
5.48% Unsecured senior notes, interest payable semi-annually, principal payment of $50.0 million due June 1, 2017	$50.0	$50.0
5.48% Unsecured senior notes, interest payable semi-annually, principal payment of $25.0 million due September 28, 2017	25.0	25.0
5.48% Unsecured senior notes, interest payable semi-annually, principal payment of $25.0 million due November 30, 2017	25.0	25.0
3.72% Unsecured senior notes, interest payable semi-annually, principal payment of $125.0 million due March 27, 2024	125.0	125.0
2.93% Unsecured senior notes, interest payable semi-annually, principal payment of $25.0 million due April 16, 2025	25.0	25.0
3.18% Unsecured senior notes, interest payable semi-annually, principal payment of $125.0 million due June 17, 2030	125.0	125.0
Variable Rate Guaranteed senior note, interest payable quarterly, principal payment of ¥1.65 billion due May 19, 2019 and an interest rate of 0.41% as of July 31, 2016	16.0	13.3
Variable Rate Guaranteed senior note, interest payable quarterly, principal payment of ¥1.00 billion due July 15, 2021 and an interest rate of 0.25% as of July 31, 2016	9.7	—
Capitalized lease obligations and other, with various maturity dates and interest rates	1.9	1.9
Terminated interest rate swap contracts	0.4	0.8
Total	403.0	391.0
Less current maturities	51.2	1.8
Total long-term debt	$351.8	$389.2

The estimated future maturities of the Company's long-term debt as of July 31, 2016 are as follows (in millions):

Year Ended July 31,	Amount
2017	$51.2
2018	50.4
2019	16.5
2020	0.2
2021	9.7
Thereafter	275.0
Total estimated future maturities	$403.0
Certain note agreements contain debt covenants related to working capital levels and limitations on indebtedness. As of July 31, 2016, the Company was in compliance with all such covenants.
On April 16, 2015, the Company entered into a First Supplement with a group of institutional investors which supplements a Note Purchase Agreement, dated March 27, 2014. Pursuant to the First Supplement, the Company issued $25.0 million of senior unsecured notes due April 16, 2025, and $125.0 million of senior unsecured notes due June 17, 2030. The debt was issued at face value and bears interest payable semi-annually at an annual rate of interest of 2.93% and 3.18%, respectively. The proceeds from the notes were primarily used to refinance existing debt and for general corporate purposes. The notes contain covenants specifically related to maintaining a certain leverage ratio and other covenants that, under certain circumstances, can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, create liens and sell assets. As of July 31, 2016, the Company was in compliance with all such covenants.
On July 22, 2016, a Japanese Subsidiary of the Company issued a ¥1.0 billion note that was guaranteed by the Company. The debt was issued at face value of ¥1.0 billion (approximately $9.7 million at July 31, 2016), is due July 15, 2021 and bears interest payable quarterly at a variable interest rate. The interest rate was 0.25% as of July 31, 2016.
NOTE 8. Warranty
The Company provides for warranties on certain products. The following is a reconciliation of warranty reserves for the years ended July 31, 2016 and 2015 (in millions):

	Year Ended July 31,
	2016	2015
Balance at beginning of period	$8.6	$9.0
Accruals for warranties issued during the reporting period	4.6	3.7
Accruals related to pre-existing warranties (including changes in estimates)	2.9	0.4
Less settlements made during the period	(4.2)	(4.5)
Balance at end of period	$11.9	$8.6
There were no significant specific warranty matters accrued for during the years ended July 31, 2016 and 2015. These warranty matters are not expected to have a material impact on the Company’s results of operations, liquidity or financial position. There were no significant settlements made during the years ended July 31, 2016 and 2015.
NOTE 9. Restructuring Charges
The Company has taken numerous actions to align its operating and manufacturing cost structure with current and projected customer and end-market demand.
Fiscal 2016 Actions
In the first quarter of fiscal 2016, the Company took actions to further align its operating and manufacturing cost structure with current and projected customer and end-market demand. These actions consisted of one-time termination benefits from restructuring the salaried and production workforce in all geographic regions and in both reportable segments. Total charges related to this action were initially expected to be $7.2 million. These actions have been completed and resulted in a total pre-tax charge of $6.2 million during the year ended July 31, 2016.
In the third quarter of fiscal 2016, the Company took additional actions consistent with the purpose of the first quarter actions discussed above. Total charges related to this action were initially expected to be $5.5 million. These actions have been completed and resulted in a total pre-tax charge of $4.1 million during the year ended July 31, 2016.

In the fourth quarter of fiscal 2016, the Company took additional actions including the closure of the Company's Hong Kong location. These actions, consisting of lease termination costs and one-time termination benefits have been completed and resulted in a total pre-tax charge of $3.5 million during the year ended July 31, 2016, which was in line with expectations.
Fiscal 2015 Actions
In fiscal 2015, actions taken by the Company included: rebalancing and reducing the current salaried and production workforce globally, closing a production facility in Grinnell, Iowa and the write-off of a partially completed facility in Xuzhou, China. For these actions, the Company recorded pre-tax restructuring and impairment charges of $13.0 million for the year ended July 31, 2015. In addition, during the year ended July 31, 2015, the Company recorded a $3.9 million charge related to a lump-sum settlement of its U.S. Pension Plan. The Company recorded an additional $2.3 million related to these actions during the year ended July 31, 2016.
Restructuring charges for the above actions are summarized as follows (in millions):

	Year Ended July 31,
	2016	2015
Fiscal 2016 fourth quarter actions	$3.5	$—
Fiscal 2016 third quarter actions	4.1	—
Fiscal 2016 first quarter actions	6.2	—
Fiscal 2015 actions (1)	2.3	16.9
Total	$16.1	$16.9
(1)Expenses span both fiscal years due to shutdown of Grinnell, Iowa facility.
Restructuring charges for the above actions by segment are summarized as follows (in millions):

	Year Ended July 31,
	2016	2015
Engine Products segment	$8.8	$9.2
Industrial Products segment	7.3	3.8
Corporate & Unallocated	—	3.9
Total	$16.1	$16.9
Restructuring charges are summarized in the table below by statement of earnings line item (in millions):

	Year Ended July 31,
	2016	2015
Cost of sales	$5.7	$8.4
Selling, general and administrative	10.4	8.5
Total	$16.1	$16.9
As the restructuring charges were mainly incurred and paid in the same period, there was no material liability balance as of July 31, 2016 or 2015.
NOTE 10. Equity Based Compensation
Employee Incentive Plans In November 2010, the shareholders approved the 2010 Master Stock Incentive Plan (the Plan). The Plan extends through September 2020 and allows for the granting of nonqualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards. Options under the Plan are granted to key employees whereby the option exercise price is equivalent to the market price of the Company's common stock at the date of grant. Options are generally exercisable for up to 10 years from the date of grant. The Plan also allows for the granting of performance awards to a limited number of key executives. As administered by the Human Resources Committee of the Company’s Board of Directors to date, these performance awards are payable in common stock and are based on a formula which measures performance of the Company over a three-year period. Performance award expense under these plans totaled $0.3 million, $0.1 million and $0.7 million in the years ended July 31, 2016, 2015 and 2014, respectively.

Stock options for non-executives are exercisable in equal increments over three years. Stock options issued after fiscal 2010 become exercisable for executives in equal increments over three years. For the years ended July 31, 2016, 2015 and 2014, the Company recorded pre-tax compensation expense associated with stock options of $6.7 million, $9.5 million and $9.9 million, respectively. The Company also recorded tax benefit associated with this compensation expense of $2.1 million, $3.1 million and $3.2 million for the years ended July 31, 2016, 2015 and 2014, respectively.
Stock-based employee compensation cost is recognized using the fair-value based method. The Company determined the fair value of these awards using the Black-Scholes option pricing model with the following assumptions:

Year Ended July 31,
	2016	2015	2014
Risk-free interest rate	1.6 - 2.3%	0.05 - 2.3%	0.31 - 2.8%
Expected volatility	21.8 - 25.9%	18.6 - 26.7%	18.2 - 28.0%
Expected dividend yield	1.7%	1.6%	1.4 - 1.6%

Expected life:
Director and officer grants	8 years	8 years	8 years
Non - officer original grants	7 years	7 years	7 years
Reload grants (1)	N/A	≤4 years	≤6 years
(1) grants made to officers or directors who exercised a reloadable option during the fiscal year and made payment of the purchase price using shares of previously owned Company stock. The reload grant is for the number of shares equal to the shares used in payment of the purchase price and/or withheld for minimum tax withholding. Options with a reload provision were no longer issued to officers with more than five years of service, and all directors beginning in fiscal 2006. The Company continued to issue options with a reload provision to officers with less than five years of service until fiscal 2011 when this provision was discontinued.
The weighted average fair value for options granted during the years ended July 31, 2016, 2015 and 2014 was $7.10, $9.94, and $11.44 per share, respectively, using the Black-Scholes pricing model.
The following table summarizes stock option activity for the years ended July 31, 2016, 2015 and 2014:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at July 31, 2013	7,329,820	$23.88
Granted	900,073	42.17
Exercised	(1,008,848)	18.80
Canceled	(23,163)	34.02
Outstanding at July 31, 2014	7,197,882	26.84
Granted	1,023,836	38.58
Exercised	(916,566)	18.54
Canceled	(113,710)	38.67
Outstanding at July 31, 2015	7,191,442	29.38
Granted	969,450	28.19
Exercised	(916,789)	19.39
Canceled	(421,713)	36.95
Outstanding at July 31, 2016	6,822,390	30.09
The total intrinsic value of options exercised during the years ended July 31, 2016, 2015 and 2014 was $11.6 million, $18.8 million, and $21.5 million, respectively.
The number of shares reserved at July 31, 2016 for outstanding options and future grants was 10,731,623. Shares reserved consist of shares available for grant plus all outstanding options.

The following table summarizes information concerning outstanding and exercisable options as of July 31, 2016:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 to $17.69	701,940	1.85	$17.14	701,940	$17.14
$17.70 to $23.69	1,296,206	2.59	21.45	1,296,206	21.45
$23.70 to $29.69	1,656,585	7.11	28.55	746,735	29.13
$29.70 to $35.69	1,533,036	5.85	34.23	1,506,269	34.27
$35.70 and above	1,634,623	7.85	40.19	808,384	40.78
	6,822,390	5.60	30.09	5,059,534	28.89
At July 31, 2016, the aggregate intrinsic value of shares outstanding and exercisable was $47.8 million and $40.4 million, respectively.
The following table summarizes the status of options which contain vesting provisions:

	Options	Weighted Average Grant Date Fair Value
Non - vested at July 31, 2015	1,757,140	$10.36
Granted	969,450	7.10
Vested	(829,409)	10.19
Canceled	(134,325)	9.64
Non - vested at July 31, 2016	1,762,856	8.70
The total fair value of shares vested during years ended July 31, 2016, 2015 and 2014, was $30.0 million, $29.3 million, and $35.5 million, respectively.
As of July 31, 2016, there was $6.2 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. This unvested cost is expected to be recognized during fiscal 2017, fiscal 2018 and fiscal 2019.
NOTE 11. Employee Benefit Plans
Defined Benefit Pension Plans
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
On July 31, 2013, the Company adopted a sunset freeze on its U.S. Salaried Pension Plan. Effective August 1, 2013, there are no longer any new entrants into the plan. Then, effective August 1, 2016, employees hired prior to August 1, 2013, no longer continued to accrue Company contribution credits under the plan. The freeze of the plan resulted in the participants no longer being active. As a result, actuarial losses will be amortized over the estimated average remaining life expectancy of the inactive participants, rather than the estimated average remaining service period of the active participants.

Net periodic pension costs and amounts recognized in other comprehensive income for the Company’s pension plans include the following components (in millions):

	Year Ended July 31,
	2016	2015	2014
Service cost	$18.4	$20.4	$18.8
Interest cost	18.9	19.1	19.5
Expected return on assets	(28.8)	(29.5)	(30.8)
Prior service cost and transition amortization	0.8	0.6	0.6
Actuarial loss amortization	8.5	7.1	7.4
Settlement loss	—	3.9	—
Net periodic benefit cost	17.8	21.6	15.5
Other changes recognized in other comprehensive income
Net actuarial loss	53.6	3.5	15.2
Amortization of asset obligations	(0.4)	(0.2)	(0.2)
Amortization of prior service cost	(0.4)	(0.4)	(0.4)
Amortization of net actuarial loss	(8.5)	(11.0)	(7.4)
Total recognized in other comprehensive income	44.3	(8.1)	7.2
Total recognized in net periodic benefit costs and other comprehensive income	$62.1	$13.5	$22.7

The changes in projected benefit obligations, fair value of plan assets and funded status of the Company’s pension plans for the years ended July 31, 2016 and 2015 are summarized as follows (in millions):

	Year Ended July 31,
	2016	2015
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$498.7	$498.7
Service cost	18.4	20.4
Interest cost	18.9	19.1
Participant contributions	1.0	1.2
Actuarial loss	50.0	13.1
Currency exchange rates	(17.2)	(18.2)
Settlement	—	(9.2)
Benefits paid	(32.5)	(26.4)
Projected benefit obligation, end of year	$537.3	$498.7
Change in fair value of plan assets:
Fair value of plan assets, beginning of year	$478.5	$489.9
Actual return on plan assets	22.2	35.0
Company contributions	4.2	5.5
Participant contributions	1.0	1.2
Currency exchange rates	(17.9)	(17.5)
Settlement	—	(9.2)
Benefits paid	(32.5)	(26.4)
Fair value of plan assets, end of year	$455.5	$478.5
Funded status:
Projected benefit obligation in excess of plan assets at end of fiscal year	$(81.8)	$(20.2)

Amounts recognized on the consolidated balance sheets consist of:
Other long-term assets	$1.4	$10.3
Other current liabilities	(1.5)	(2.9)
Other long-term liabilities	(81.7)	(27.6)
Net recognized liability	$(81.8)	$(20.2)
The net underfunded status of $81.8 million and $20.2 million at July 31, 2016 and 2015, respectively, is recognized in the accompanying Consolidated Balance Sheets. The pension-related accumulated other comprehensive loss at July 31, 2016 and 2015 (prior to the consideration of income taxes) was $179.6 million and $135.4 million, respectively, and consisted primarily of unrecognized actuarial losses. The loss expected to be recognized in net periodic pension expense during the year ending July 31, 2017 is $7.3 million. The accumulated benefit obligation for all defined benefit pension plans was $519.0 million and $484.2 million at July 31, 2016 and 2015, respectively.
The projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $433.1 million and $350.0 million, respectively, as of July 31, 2016, and $290.0 million and $259.5 million, respectively, as of July 31, 2015.
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $375.5 million, $377.4 million, and $304.4 million, respectively, as of July 31, 2016, and $242.3 million, $241.9 million, and $216.0 million, respectively, as of July 31, 2015.
For the years ended July 31, 2016 and 2015, the two U.S. pension plans represented approximately 65% and 67%, respectively, of the Company’s total plan assets and approximately 69% of the Company’s total projected benefit obligation and approximately 81% of the Company’s total pension expense for both years.

Assumptions
The weighted-average discount rate and rates of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation are as follows:

Projected Benefit Obligation	Year Ended July 31,
Weighted average actuarial assumptions	2016	2015
All U.S. plans:
Discount rate	3.65%	4.33%
Rate of compensation increase	2.56%	2.56%
Non - U.S. plans:
Discount rate	2.08%	3.14%
Rate of compensation increase	2.69%	2.68%
The weighted-average discount rates, expected returns on plan assets and rates of increase in future compensation levels used to determine the net periodic benefit cost are as follows:

Net Periodic Benefit Cost	Year Ended July 31,
Weighted average actuarial assumptions	2016	2015	2014
All U.S. plans:
Discount rate	4.33%	4.33%	4.58%
Expected return on plan assets	6.99%	7.14%	7.50%
Rate of compensation increase	2.56%	2.61%	2.61%
Non - U.S. plans:
Discount rate	3.14%	3.64%	4.04%
Expected return on plan assets	4.83%	5.41%	5.48%
Rate of compensation increase	2.68%	2.79%	2.92%
Discount Rates The Company’s objective in selecting a discount rate is to select the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date, taking into account the nature and duration of the benefit obligations of the plan. In making this best estimate, the Company looks at rates of return on high-quality, fixed-income investments currently available, and expected to be available, during the period to maturity of the benefits. This process includes looking at the universe of bonds available on the measurement date with a quality rating of Aa or better. Similar appropriate benchmarks are used to determine the discount rate for the non-U.S. plans.
Beginning with its July 31, 2016 measurement date, the Company changed the method used to estimate the service and interest costs for pension and postretirement benefits. The new method utilizes a full yield curve approach to estimate service and interest costs by applying specific spot rates along the yield curve used to determine the benefit obligation of relevant projected cash outflows. Historically, the Company utilized a single weighted average discount rate applied to projected cash outflows. The Company made the change to provide a more precise measurement of service and interest costs by aligning the timing of the plan's liability cash flows to the corresponding spot rate on the yield curve. The change does not impact the measurement of the plan's obligations but will impact the Company's pension expense beginning in fiscal 2017. The Company has accounted for this change as a change in accounting estimate.
Expected Long-Term Rate of Return To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. In fiscal 2014, the Company adopted a plan to adjust the target asset allocation for all U.S. plans and to employ differing allocation strategies for each plan. These investment changes, which were implemented in the second quarter of fiscal 2015, enabled the Company to manage or reduce the risk to income statement volatility while continuing to ensure an appropriate funded status in each plan. Based on portfolio performance, as of the measurement date of July 31, 2016, the Company reduced its long-term rate of return for the U.S. pension plans to an asset-based weighted average of 6.90%. The expected long-term rate of return on assets shown in the pension benefit disclosure for non-U.S. plans is an asset-based weighted average of all non-U.S. plans.

Fair Value of Plan Assets
The estimated fair value of U.S. Pension Plan assets and their respective levels in the fair value hierarchy at July 31, 2016, 2015 and 2014 by asset category are as follows (in millions):

	U.S Pension Plans
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
July 31, 2016
Cash	$1.2	$—	$—	$1.2
Global Equity Securities	62.2	83.1	17.1	162.4
Fixed Income Securities	72.2	—	47.3	119.5
Real Assets	5.9	—	7.9	13.8
Total U.S. Assets	$141.5	$83.1	$72.3	$296.9

July 31, 2015
Cash	$1.9	$—	$—	$1.9
Global Equity Securities	76.6	84.6	19.5	180.7
Fixed Income Securities	0.9	64.1	54.7	119.7
Real Assets	6.0	—	13.0	19.0
Total U.S. Assets	$85.4	$148.7	$87.2	$321.3

July 31, 2014
Cash	$14.2	$—	$—	$14.2
Global Equity Securities	107.3	87.3	21.1	215.7
Fixed Income Securities	27.0	—	58.7	85.7
Real Assets	7.1	—	13.5	20.6
Total U.S. Assets	$155.6	$87.3	$93.3	$336.2
Global Equity Securities consists primarily of publicly traded U.S. and non-U.S. equities, Europe, Australasia, Far East (EAFE) index funds, equity private placement funds, private equity investments and some cash and cash equivalents. Publicly traded equities are valued at the closing price reported in the active market in which the individual securities are traded. Index funds are valued at the net asset value (NAV) as determined by the custodian of the fund. The NAV is based on the fair value of the underlying assets owned by the fund less its liabilities then divided by the number of units outstanding. Private equity consists of interests in partnerships that invest in U.S. and non-U.S. equity and debt securities. This may include a diversified mix of partnership interests including buyouts, restructured/distressed debt, growth equity, mezzanine/subordinated debt, real estate, special situation partnerships and venture capital investments. Partnership interest is valued using the most recent general partner statement of fair value updated for any subsequent partnership interests’ cash flow.
The target allocation for global equity securities investments was 65% and 35% in the Salaried and Hourly Pension Plans, respectively. The underlying global equity investment managers within the plan will invest primarily in equity securities spanning across market capitalization, geography, style (e.g. value, growth, etc.) and other diversifying characteristics. Managers may invest in common stocks or American Depository Receipts (ADRs), mutual funds, bank or trust company pooled funds, international stocks, stock options for hedging purposes, stock index futures, financial futures for purposes of replicating a major market index and private equity partnerships. The Long/short equity managers within global equity may take long or short positions in equity securities and have the ability to shift exposure from net long to net short. Long/short equity managers made up about 15% of the global equity portfolio at year-end, and are considered less liquid, as the funds can be partially liquidated on a quarterly basis. Long-only managers are considered liquid. The long-only investments are typically valued daily, while long/short equity is valued on a monthly basis. Private equity is considered illiquid and performance is typically valued on a quarterly basis. The underlying assets, however, may be valued less frequently, such as annually or if and when a potential buyer is identified and has submitted a bid to similar types of investments.
Fixed Income Securities consists primarily of investment and non-investment grade debt securities and alternative fixed income-like investments. Corporate and other bonds and notes are valued at either the yields currently available on comparable securities of issuers with similar credit ratings or valued under a discounted cash flows approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable such as credit and liquidity risks. Alternative fixed income-like investments consist primarily of private partnership interests in hedge funds of funds. Partnership interests are valued using the NAV as determined by the administrator or custodian of the fund.
The target allocation for fixed income securities was 30% and 60% in the Salaried and Hourly Pension Plans respectively. The Fixed Income class may invest in debt securities issued or guaranteed by the U.S., its agencies or instrumentalities (including U.S. Government Agency mortgage backed securities), or other investment grade rated debt issued by foreign governments; corporate bonds, debentures and other forms of corporate debt obligations, including equipment trust certificates; indexed notes, floaters and other variable rate obligations; bank collective funds; mutual funds; insurance company pooled funds and guaranteed investments; futures and options for the purpose of yield curve management; and private debt investments. Fixed income risk is driven by various factors including, but not limited to, interest rate levels and changes, credit risk and duration. Current fixed income securities are considered liquid, with daily pricing and liquidity. The fixed income class is also invested in a variety of alternative investments. Alternative investments cover a variety of traditional and non-traditional investments and investment strategies, spanning various levels of risk and return. These investments can be made in a broad array of non-traditional investment strategies (including, but not limited to, commodities and futures, distressed securities, short/long—or both—fixed income, international opportunities and relative value) with multiple hedge fund managers. Alternative investments are considered less liquid to illiquid. The liquidity ranges from quarterly to semi-annually and illiquid. Alternative investments are typically valued on a quarterly basis.
Real Assets consists of commodity funds, Real Estate Investment Trusts (REITS) and interests in partnerships that invest in private real estate, commodities and timber investments. Private investments are valued using the most recent partnership statement of fair value, updated for any subsequent partnership interests’ cash flows. Commodity funds and REITS are valued at the closing price reported in the active market in which it is traded.
The target allocation for real assets was 5% for both the Salaried and Hourly Pension Plans. The fund invests in real assets to provide a hedge against unexpected inflation, to capture unique sources of returns and to provide diversification benefits. The fund pursues a real asset strategy through a fund of funds, private investments and/or a direct investment program that may invest long, short or both, in assets including, but not limited to, domestic and international properties, buildings and developments, timber and/or commodities. Real assets range from less liquid to illiquid, with about two-thirds of the real asset allocation having monthly liquidity and one-third illiquid. Real asset manager performance is typically reported quarterly, though underlying assets may be valued less frequently.
The following table summarizes the changes in the fair values of the U.S. pension plans’ Level 3 assets for the years ended July 31, 2016, 2015 and 2014 (in millions):

	U.S. Pension Plans
	Global Equity	Fixed Income	Real Assets	Total
Ending balance at July 31, 2013	$19.4	$60.8	$22.1	$102.3
Unrealized gains (losses)	1.7	(2.0)	—	(0.3)
Realized gains	2.4	8.9	0.8	12.1
Purchases	2.0	20.0	2.7	24.7
Sales	(4.4)	(29.0)	(12.1)	(45.5)
Ending balance at July 31, 2014	$21.1	$58.7	$13.5	$93.3
Unrealized gains (losses)	(0.3)	(3.7)	0.7	(3.3)
Realized gains	2.8	5.1	0.6	8.5
Purchases	1.8	—	0.8	2.6
Sales	(5.9)	(5.4)	(2.6)	(13.9)
Ending balance at July 31, 2015	$19.5	$54.7	$13.0	$87.2
Unrealized gains (losses)	(1.3)	(2.5)	(2.4)	(6.2)
Realized gains	2.5	0.8	0.4	3.7
Purchases	0.6	—	0.1	0.7
Sales	(4.2)	(5.7)	(3.2)	(13.1)
Ending balance at July 31, 2016	$17.1	$47.3	$7.9	$72.3

The following table summarizes the U.S. pension plans’ assets valued at NAV at July 31, 2016 (in millions):

	Fair Value	Unfunded Commitments	Redemption Frequency (If Currently Eligible)	Redemption Notice Period
Global Equity	$162.4	$2.7	Daily, Monthly, Quarterly, Annually	10 - 100 days
Fixed Income	47.3	—	Daily, Quarterly, Semi-Annually	60 - 120 days
Real Assets	13.8	2.2	Daily, Quarterly	95 days
Total	$223.5	$4.9
The estimated fair values of Non-U.S. Pension Plan assets and their respective levels in the fair value hierarchy at July 31, 2016, 2015 and 2014 by asset category are as follows (in millions):

	Non-U.S. Pension Plans
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
July 31, 2016
Cash	$0.5	$—	$—	$0.5
Global Equity Securities	69.2	—	—	69.2
Fixed Income Securities	4.6	35.8	—	40.4
Equity/Fixed Income	16.7	—	31.8	48.5
Total Non-U.S. Assets	$91.0	$35.8	$31.8	$158.6

July 31, 2015
Global Equity Securities	$71.7	$—	$—	$71.7
Fixed Income Securities	4.2	35.9	—	40.1
Equity/Fixed Income	17.2	—	28.2	45.4
Total Non-U.S. Assets	$93.1	$35.9	$28.2	$157.2

July 31, 2014
Cash	$5.7	$—	$—	$5.7
Global Equity Securities	71.3	—	—	71.3
Fixed Income Securities	4.8	23.3	—	28.1
Equity/Fixed Income	18.0	—	30.5	48.5
Total Non-U.S. Assets	$99.8	$23.3	$30.5	$153.6
Global Equity Securities consists of publicly traded diversified growth funds invested across a broad range of traditional and alternative asset classes which may include, but are not limited to: equities, investment grade and high yield bonds, property, private equity, infrastructure, commodities and currencies. They may invest directly or hold up to 100% of the fund in other collective investment vehicles and may use exchange traded and over the counter financial derivatives, such as currency forwards or futures, for both investment as well as hedging purposes.
Fixed Income Securities consists primarily of investment grade debt securities. Corporate bonds and notes are valued at either the yields currently available on comparable securities of issuers with similar credit ratings or valued under a discounted cash flows approach that maximizes observable inputs, such as current yields of similar instruments, but can include adjustments for certain risks that may not be observable such as credit and liquidity risks. These funds may also aim to provide liability hedging by offering interest rate and inflation protections which replicates the liability profile of a typical defined benefit pension scheme.
Equity/Fixed Income consists of Level 1 assets that are part of a unit linked fund with a strategic asset allocation of 40% fixed income products and 60% equity type products. Assets are valued at either the closing price reported, if traded on an active market, or at yields currently available on comparable securities of issuers with similar credit ratings. Index funds are valued at the net asset value as determined by the custodian of the fund. The Level 3 assets are composed of mathematical reserves on individual contracts and the Company does not have any influence on the investment decisions as made by the insurer due to the specific minimum guaranteed return characteristics of this type of contract. European insurers, in general, broadly have a strategic asset allocation with 80% to 90% fixed income products and 10% to 20% equity type products (including real estate).
The following table summarizes the changes in the fair values of the non-U.S. pension plans’ Level 3 assets for the years ended July 31, 2016, 2015 and 2014 (in millions):

Non-U.S. Pension Plans
Equity/Fixed Income
Ending balance at July 31, 2013	$26.3
Unrealized gains	4.3
Realized gains	0.1
Foreign currency exchange	0.1
Purchases	3.1
Sales	(3.4)
Ending balance at July 31, 2014	$30.5
Unrealized gains	1.3
Realized gains	—
Foreign currency exchange	(5.5)
Purchases	2.7
Sales	(0.8)
Ending balance at July 31, 2015	$28.2
Unrealized gains	2.7
Realized gains	—
Foreign currency exchange	0.3
Purchases	2.7
Sales	(2.1)
Ending balance at July 31, 2016	$31.8
The following table summarizes the non-U.S. pension plans’ assets valued at NAV as of July 31, 2016 (in millions):

	Fair Value	Unfunded Commitments	Redemption Frequency (If Currently Eligible)	Redemption Notice Period
Fixed Income	$35.8	$—	Weekly	7 days
Equity/Fixed Income	31.8	—	Yearly	90 days
Total	$67.6	$—
Investment Policies and Strategies
For the Company’s U.S. Pension Plans, the Company uses a total return investment approach to achieve a long-term return on plan assets, with what the Company believes to be a prudent level of risk for the purpose of meeting its retirement income commitments to employees. The plans’ investments are diversified to assist in managing risk. During the year ended July 31, 2016, the Company’s asset allocation guidelines targeted an allocation of 65% global equity securities, 30% fixed income, and 5% real assets (investments into funds containing commodities and real estate) for the Salaried Pension Plan and 35% global equity securities, 60% fixed income, and 5% real assets (investments in funds containing commodities and real estate) for the Hourly Pension Plan. These target allocation guidelines are determined in consultation with the Company’s investment consultant and through the use of modeling the risk/return trade-offs among asset classes utilizing assumptions about expected annual return, expected volatility/standard deviation of returns and expected correlations with other asset classes.
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

Estimated Contributions and Future Payments
The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. The Company made contributions of $0.9 million to its U.S. pension plans during the year ended July 31, 2016. The estimated minimum funding requirement for the Company’s U.S. plans for the year ending July 31, 2017 is $9.7 million. In accordance with the Pension Protection Act of 2006, this contribution obligation may be met with existing credit balances that resulted from payments above the minimum obligation in prior years. As a result, the Company does not anticipate making a contribution in fiscal 2017 to its U.S. pension plans. The Company made contributions of $3.3 million to its non-U.S. pension plans during the year ended July 31, 2016 and estimates that it will contribute approximately $3.4 million in fiscal 2017 based upon the local government prescribed funding requirements. Future estimates of the Company’s pension plan contributions may change significantly depending on the actual rate of return on plan assets, discount rates and regulatory requirements.
The estimated future benefit payments for the Company’s U.S. and non-U.S. plans are as follows (in millions):

Year Ending July 31,	Estimated Future Benefit Payments
2017	$26.6
2018	25.1
2019	27.4
2020	25.7
2021	27.6
2022-2026	137.6
Retirement Savings and Employee Stock Ownership Plan
The Company provides a contributory employee savings plan to U.S. Employees that permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. Employee contributions of up to 25% of compensation are matched at a rate equaling 100% of the first 3% contributed and 50% of the next 2% contributed. In addition, the Company contributes 3.0% of compensation annually. Total contribution expense for these plans was $8.2 million, $8.6 million, and $8.1 million for the years ended July 31, 2016, 2015 and 2014, respectively. This plan also includes shares from an Employee Stock Ownership Plan (ESOP). As of July 31, 2016, all shares of the ESOP have been allocated to participants. Total ESOP shares are considered to be shares outstanding for diluted earnings per share calculations.
Deferred Compensation and Other Benefit Plans
The Company provides various deferred compensation and other benefit plans to certain executives. The deferred compensation plan allows these employees to defer the receipt of all of their bonus and other stock related compensation and up to 75% of their salary to future periods. Other benefit plans are provided to supplement the benefits for a select group of highly compensated individuals which are reduced because of compensation limitations set by the Internal Revenue Code. The Company has recorded a liability of $8.6 million and $9.1 million as of July 31, 2016 and 2015, respectively, related primarily to its deferred compensation plans.
NOTE 12. Income Taxes
The components of earnings before income taxes are as follows (in millions):

	Year Ended July 31,
	2016	2015	2014
Earnings before income taxes:
United States	$90.7	$92.4	$131.4
Foreign	166.7	196.2	229.3
Total	$257.4	$288.6	$360.7

The components of the provision for income taxes are as follows (in millions):

	Year Ended July 31,
	2016	2015	2014
Income tax provision (benefit):
Current
Federal	$19.9	$28.5	$49.0
State	3.1	2.9	4.7
Foreign	46.9	54.7	54.6
	69.9	86.1	108.3
Deferred
Federal	(0.3)	(4.2)	(9.5)
State	(0.2)	0.1	0.4
Foreign	(2.8)	(1.5)	1.3
	(3.3)	(5.6)	(7.8)
Total	$66.6	$80.5	$100.5

The following table reconciles the U.S. statutory income tax rate with the effective income tax rate:

	Year Ended July 31,
	2016	2015	2014
Statutory U.S. federal rate	35.0%	35.0%	35.0%
State income taxes	0.8%	0.9%	1.1%
Foreign operations	(8.1)%	(7.9)%	(6.1)%
Export, manufacturing, and research credits	(1.6)%	(1.1)%	(0.8)%
Change in unrecognized tax benefits	(1.0)%	1.3%	(1.1)%
Other	0.8%	(0.3)%	(0.2)%
Effective income tax rate	25.9%	27.9%	27.9%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows (in millions):

	July 31,
	2016	2015
Deferred tax assets:
Accrued expenses	$12.1	$10.6
Compensation and retirement plans	59.5	39.1
NOL and tax credit carryforwards	6.5	4.3
LIFO and inventory reserves	5.4	6.9
Other	4.0	5.0
Gross deferred tax assets	87.5	65.9
Valuation allowance	(3.3)	(2.7)
Net deferred tax assets	84.2	63.2
Deferred tax liabilities:
Depreciation and amortization	(57.5)	(50.6)
Other	(1.2)	(2.4)
Deferred tax liabilities	(58.7)	(53.0)
Prepaid tax assets	4.2	4.4
Net tax asset	$29.7	$14.6
As of July 31, 2016 and 2015, deferred income taxes on the consolidated balance sheets include $4.2 million and $4.4 million, respectively, of prepaid tax assets related to intercompany transfers of inventory.

The effective tax rate for fiscal 2016 was 25.9%, compared to 27.9% in fiscal 2015. The effective tax rate in the current year was favorably impacted by the settlement of tax audits and the mix of earnings between tax jurisdictions.
The Company has not provided for U.S. income taxes on additional undistributed earnings of its non-U.S. subsidiaries of approximately $982.0 million. The Company currently intends to indefinitely reinvest these undistributed earnings as there are significant investment opportunities outside the U.S. If any portion were to be distributed, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings plus any available foreign tax credit carryovers. Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable. In fiscal 2016, the Company repatriated $83.0 million of cash held by its foreign subsidiaries in the form of a cash dividend which represented total planned dividends for the current year and which consisted entirely of current year earnings.
The Company maintains a reserve for uncertain tax benefits. The accounting standard defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that in the Company’s judgment is greater than 50% likely to be realized. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

	Year Ended July 31,
	2016	2015	2014
Gross unrecognized tax benefits at beginning of fiscal year	$18.2	$15.0	$18.4
Additions for tax positions of the current year	3.4	4.7	2.9
Additions for tax positions of prior years	0.1	0.1	1.7
Reductions for tax positions of prior years	(4.9)	(0.6)	(7.1)
Settlements	(0.1)	—	(0.2)
Reductions due to lapse of applicable statute of limitations	(1.0)	(1.0)	(0.7)
Gross unrecognized tax benefits at end of fiscal year	$15.7	$18.2	$15.0
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the year ended July 31, 2016, the Company recognized interest expense, net of tax benefit, of approximately $0.4 million. At July 31, 2016 and 2015, accrued interest and penalties on a gross basis were $1.8 million.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to state and foreign income tax examinations by tax authorities for years before 2008. The IRS has completed examinations of the Company’s U.S. federal income tax returns through 2013.
If the Company were to prevail on all unrecognized tax benefits recorded, substantially all of the unrecognized tax benefits would benefit the effective tax rate. With an average statute of limitations of approximately 5 years, up to $1.1 million of the unrecognized tax benefits could potentially expire in the next 12 month period, unless extended by audit. It is possible that quicker than expected settlement of either current or future audits and disputes would cause additional reversals of previously recorded reserves in the next 12 month period. Quantification of an estimated range and timing of future audit settlements cannot be made at this time.
NOTE 13. Fair Value Measurements
Fair value measurements of financial instruments are reported in one of three levels based on the lowest level of significant input used as follows:

Level 1	Inputs to the fair value measurement are quoted prices in active markets for identical assets or liabilities.
Level 2
Inputs to the fair value measurement include quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

Level 3	Inputs to the fair value measurement are unobservable inputs or valuation techniques.

At July 31, 2016 and 2015, the carrying values of cash and cash equivalents, short-term investments, accounts receivables, short-term borrowings and trade accounts payable approximate fair value because of the short-term nature of these instruments and are classified as Level 1 in the fair value hierarchy. As of July 31, 2016, the estimated fair value of debt with fixed interest rates was $394.4 million compared to its carrying value of $375.0 million. The fair value is estimated by discounting the projected cash flows using the rate that similar amounts of debt could currently be borrowed, which is classified as Level 2 in the fair value hierarchy.

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
The following summarizes the Company’s fair value of outstanding derivatives at July 31, 2016 and 2015, included in the accompanying Consolidated Balance Sheets (in millions):

	Significant Other Observable Inputs (Level 2)*
	July 31,
	2016	2015
Assets
Prepaids and other current assets
Foreign exchange contracts	$1.1	$3.6
Liabilities
Other current liabilities
Foreign exchange contracts	(2.4)	(2.2)
Forward exchange contracts - net asset (liability) position	$(1.3)	$1.4
__________________

*
Inputs to the valuation methodology of Level 2 assets include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

The Company holds equity method investments which are classified in other long-term assets in the accompanying Consolidated Balance Sheets. The aggregate carrying amount of these investments was $18.7 million and $18.3 million as of July 31, 2016 and 2015, respectively. These equity method investments are measured at fair value on a nonrecurring basis. The fair value of the Company’s equity method investments has not been estimated as there have been no identified events or changes in circumstance that would have had an adverse impact on the value of these investments. In the event that these investments were required to be measured, these investments would fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value, as the investments are in privately-held entities or divisions of public companies without quoted market prices.
Goodwill is assessed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company’s goodwill and intangible assets are not recorded at fair value as there have been no events or circumstances that would have an adverse impact on the value of these assets. In the event that an impairment was recognized, the fair value would be classified within Level 3 of the fair value hierarchy. Definite lived intangible assets are subject to impairment assessments as triggering events occur which could indicate that the asset might be impaired. Refer to Note 5 for further discussion of the annual goodwill impairment analysis and carrying values of goodwill and other intangible assets.
The Company assesses the impairment of property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of property, plant and equipment assets may not be recoverable. There were no significant impairment charges recorded during the years ended July 31, 2016, 2015 and 2014.
NOTE 14. Shareholders’ Equity
Stock Compensation Plans The Stock Compensation Plans in the Consolidated Statements of Changes in Shareholders’ Equity consist of the balance of amounts payable to eligible participants for stock compensation that was deferred to a Rabbi Trust pursuant to the provisions of the 2010 Master Stock Incentive Plan, as well as performance awards payable in common stock discussed further in Note 10.

Treasury Stock The Board of Directors authorized the repurchase, at the Company’s discretion, of up to 14.0 million shares of common stock under the Company’s stock repurchase plan dated May 29, 2015. This repurchase authorization, which is effective until terminated by the Board of Directors, replaced the Company’s previous stock repurchase plan dated September 27, 2013. As of July 31, 2016, the Company had remaining authorization to repurchase 10.5 million shares under this plan. Treasury stock share activity for the years ended July 31, 2016 and 2015 is summarized as follows:

	Year Ended July 31,
	2016	2015
Beginning balance	17,044,950	11,237,522
Stock repurchases	2,540,000	6,675,147
Net issuance upon exercise of stock options	(764,756)	(773,385)
Issuance under compensation plans	(59,787)	(85,611)
Other activity	(9,904)	(8,723)
Ending balance	18,750,503	17,044,950
NOTE 15. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component for the years ended July 31, 2016 and 2015 are as follows (in millions):

	Foreign currency translation adjustment (a)	Pension benefits	Derivative financial instruments		Total
Balance as of July 31, 2015, net of tax	$(70.8)	$(90.6)	$(0.6)		$(162.0)
Other comprehensive loss before reclassifications and tax	(18.5)	(55.4)	(0.4)		(74.3)
Tax benefit	—	19.4	0.1		19.5
Other comprehensive loss before reclassifications, net of tax	(18.5)	(36.0)	(0.3)		(54.8)
Reclassifications, before tax	—	15.8	0.6		16.4
Tax expense	—	(5.0)	(0.2)		(5.2)
Reclassifications, net of tax	—	10.8	0.4	(b)	11.2
Other comprehensive (loss) income, net of tax	(18.5)	(25.2)	0.1		(43.6)
Balance as of July 31, 2016, net of tax	$(89.3)	$(115.8)	$(0.5)		$(205.6)

Balance as of July 31, 2014, net of tax	$48.3	$(94.0)	$(0.1)		$(45.8)
Other comprehensive loss before reclassifications and tax	(119.1)	(5.2)	(1.9)		(126.2)
Tax benefit	—	2.0	0.7		2.7
Other comprehensive loss before reclassifications, net of tax	(119.1)	(3.2)	(1.2)		(123.5)
Reclassifications, before tax	—	8.7	1.0		9.7
Tax expense	—	(2.1)	(0.3)		(2.4)
Reclassifications, net of tax	—	6.6	0.7	(b)	7.3
Other comprehensive (loss) income, net of tax	(119.1)	3.4	(0.5)		(116.2)
Balance as of July 31, 2015, net of tax	$(70.8)	$(90.6)	$(0.6)		$(162.0)
__________________

(a)	Taxes are not provided on cumulative translation adjustments as substantially all translation adjustments relate to earnings that are intended to be indefinitely reinvested outside the U.S.

(b)	Relates to foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to other income, net (see Note 13).
NOTE 16. Guarantees
The Company and Caterpillar Inc. equally own the shares of AFSI, an unconsolidated joint venture, and guarantee certain debt of the joint venture. As of July 31, 2016, the joint venture had $24.8 million of outstanding debt, of which the Company guarantees half. In addition, during years ended July 31, 2016, 2015 and 2014, the Company recorded its equity in earnings (loss) of this equity method investment of $(0.7) million, $2.3 million, and $3.7 million and royalty income of $5.1 million, $5.8 million, and $6.8 million, respectively, related to AFSI.
At July 31, 2016 and 2015, the Company had a contingent liability for standby letters of credit totaling $7.3 million and $7.8 million, respectively, which have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of a specified bond financing agreement and insurance contract terms, as detailed in each letter of credit. At July 31, 2016 and 2015, there were no amounts drawn upon these letters of credit.
NOTE 17. Commitments and Contingencies
Operating Leases The Company enters into operating leases primarily for office and warehouse facilities, production and non-production equipment, automobiles and computer equipment. Total expense recorded under operating leases for years ended July 31, 2016, 2015 and 2014, was $25.4 million, $28.1 million, and $28.0 million, respectively.
As of July 31, 2016, the estimated future minimum lease payments under operating leases are as follows (in millions):

Year Ending July 31,	Operating Leases
2017	$10.0
2018	8.1
2019	4.5
2020	1.8
2021	0.8
Thereafter	0.2
Total future minimum lease payments	$25.4
Litigation The Company records provisions with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter. The Company believes the recorded estimated liability in its consolidated financial statements is adequate in light of the probable and estimable outcomes. The recorded liabilities were not material to the Company’s results of operations, liquidity or financial position and the Company does not believe that any of the currently identified claims or litigation will materially affect its results of operations, liquidity or financial position.
NOTE 18. Segment Reporting
The Company has identified two reportable segments: Engine Products and Industrial Products. Segment determination was based on the internal organizational structure, management of operations and performance evaluation by management and the Company’s Board of Directors.
The Engine Products segment sells to OEMs in the construction, mining, agriculture, aerospace, defense and truck end-markets and to independent distributors, OEM dealer networks, private label accounts and large equipment fleets. Products include air filtration systems, exhaust and emissions systems and liquid filtration systems including hydraulics, fuel, lube and replacement filters.
The Industrial Products segment sells to various industrial dealers, distributors, OEMs of gas-fired turbines and OEMs and end-users requiring clean air. Products include dust, fume and mist collectors, compressed air purification systems, air filtration systems for gas turbines, PTFE membrane-based products and specialized air and gas filtration systems for applications including computer hard disk drives and semi-conductor manufacturing.
Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, such as interest income and interest expense. Assets included in Corporate and Unallocated are principally cash and cash equivalents, inventory reserves, certain prepaids, certain investments, other assets and assets allocated to general corporate purposes.
The Company has an internal measurement system to evaluate performance and allocate resources based on earnings before income taxes. The Company’s manufacturing facilities serve both reporting segments. Therefore, the Company uses an allocation methodology to assign costs and assets to the segments. A certain amount of costs and assets relate to general corporate purposes and are not assigned to either segment. The accounting policy applied to inventory for the reportable segments differs from that described in the summary of significant accounting policies. The reportable segments account for inventory on a standard cost basis, which is consistent with the Company's internal reporting.

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
Segment detail is summarized as follows (in millions):

	Engine Products	Industrial Products	Corporate and Unallocated	Total Company
Fiscal 2016
Net sales	$1,391.3	$829.0	$—	$2,220.3
Depreciation and amortization	38.5	28.1	8.3	74.9
Equity earnings in unconsolidated affiliates	1.0	1.2	—	2.2
Earnings (loss) before income taxes	163.5	119.0	(25.1)	257.4
Assets	841.4	646.9	300.3	1,788.6
Equity investments in unconsolidated affiliates	14.3	4.4	—	18.7
Capital expenditures	37.5	27.3	8.1	72.9
Fiscal 2015
Net sales	$1,484.1	$887.1	$—	$2,371.2
Depreciation and amortization	43.3	26.4	4.6	74.3
Equity earnings in unconsolidated affiliates	4.1	1.0	—	5.1
Earnings (loss) before income taxes	186.3	123.3	(21.0)	288.6
Assets	887.7	634.0	287.8	1,809.5
Equity investments in unconsolidated affiliates	15.1	3.2	—	18.3
Capital expenditures	54.6	33.4	5.8	93.8
Fiscal 2014
Net sales	$1,584.0	$889.5	$—	$2,473.5
Depreciation and amortization	38.9	24.0	4.3	67.2
Equity earnings in unconsolidated affiliates	5.6	0.9	—	6.5
Earnings (loss) before income taxes	233.9	134.0	(7.2)	360.7
Assets	900.1	572.0	470.3	1,942.4
Equity investments in unconsolidated affiliates	17.4	4.0	—	21.4
Capital expenditures	56.3	34.7	6.2	97.2

Net sales by product within the Engine Products segment and Industrial Products segment is summarized as follows (in millions):

	Year Ended July 31,
	2016	2015	2014
Engine Products segment:
Off-Road Products	$216.6	$261.1	$342.2
On-Road Products	127.2	138.4	130.0
Aftermarket Products*	951.5	980.7	1,012.2
Aerospace and Defense Products	96.0	103.9	99.6
Total Engine Products segment	1,391.3	1,484.1	1,584.0
Industrial Products segment:
Industrial Filtration Solutions Products	517.9	529.0	553.4
Gas Turbine Products	149.6	186.9	156.9
Special Applications Products	161.5	171.2	179.2
Total Industrial Products segment	829.0	887.1	889.5
Total Company	$2,220.3	$2,371.2	$2,473.5
__________________

*	Includes replacement part sales to the Company’s OEM customers.
Net sales by origination and property, plant and equipment by geographic region are summarized as follows (in millions):

	Net Sales (1)	Property, Plant and Equipment, Net
2016
United States	$937.3	$192.9
Europe	632.7	148.1
Asia Pacific	449.9	60.1
Other	200.4	68.7
Total	$2,220.3	$469.8

2015
United States	$1,007.3	$209.0
Europe	671.3	141.7
Asia Pacific	470.7	63.8
Other	221.9	56.1
Total	$2,371.2	$470.6

2014
United States	$1,019.9	$196.7
Europe	728.6	128.9
Asia Pacific	517.3	72.1
Other	207.7	54.0
Total	$2,473.5	$451.7
(1)Net sales by origination is based on the country of the Company's legal entity where the customer's order was placed.
Concentrations There were no customers with over 10% of net sales during the years ended July 31, 2016, 2015 and 2014, respectively. There were no customers over 10% of gross accounts receivable at July 31, 2016 or July 31, 2015.

NOTE 19. Quarterly Financial Information (Unaudited)
Unaudited consolidated quarterly financial information for the years ended July 31, 2016 and 2015 is as follows (in millions, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2016
Net sales	$538.0	$517.2	$571.3	$593.8
Gross profit	178.1	170.8	196.6	209.3
Net earnings	38.5	38.0	54.8	59.5
Basic earnings per share	0.29	0.28	0.41	0.44
Diluted earnings per share	0.29	0.28	0.41	0.44
Dividends declared per share	0.170	0.170	0.175	0.175
Dividends paid per share	0.170	0.170	0.170	0.175

Fiscal 2015
Net sales	$596.5	$588.5	$575.6	$610.6
Gross profit	209.1	203.1	194.1	202.3
Net earnings	55.9	48.0	47.8	56.4
Basic earnings per share	0.40	0.35	0.35	0.41
Diluted earnings per share	0.40	0.34	0.34	0.41
Dividends declared per share	—	0.330	—	0.340
Dividends paid per share	0.165	0.165	0.165	0.170
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period. Based on their evaluation, as of the end of the period covered the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective. The Company’s disclosure controls and procedures are designed so that information required to be disclosed by the issuer in the reports that it files or submits under the Security Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter that ended on July 31, 2016, the Company completed its remediation efforts related to the Company’s controls over the timing of revenue recognition in the Company’s European Gas Turbine Products business. As a result of the completed remediation efforts noted below, there were improvements in internal control over financial reporting during the year ended July 31, 2016. Except the remediation in the Company’s European Gas Turbine Products business and the Global ERP Project noted below, there were no other changes in internal control over financial reporting (as defined by Rules 13a-15(f) under the Exchange Act) that occurred during the quarter ended July 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
The Company has completed a multi-year implementation of a global enterprise resource planning system (Global ERP Project). In response to business integration activities related to the new system, the Company has aligned and streamlined the design and operation of the financial reporting controls environment to be responsive to the change in the operating environment.

Remediation Actions
In the Company’s Annual Report on Form 10-K for the year ended July 31, 2015, the Company identified a material weakness in the Company’s internal control over financial reporting. The material weakness was identified through the Company’s Compliance Committee’s receipt of reports from two former employees that revenue for a project in the European Gas Turbine Products business was improperly recognized in the second quarter of fiscal 2015. The Company initiated an internal investigation which verified the substance of the reports and identified additional revenue transactions within the European Gas Turbine Products business involving the same improper practice.
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

In response to the material weakness, management developed remediation plans to address the control deficiencies identified in fiscal 2015. The Company has implemented the following remediation actions during fiscal 2016:

•	Termination of certain employees.

•	A training program on the Company’s policies and procedures for proper revenue recognition.

•	A newly designed control protocol over the evaluation of revenue recognition that includes:

◦	Review and approval by management of all delivery terms on gas turbine projects.

◦	Expanded use of third party documents for support of the decision as to when recognition of revenue is appropriate.

◦	The utilization of standard forms for determining and documenting the revenue recognition decision.
Management has determined that the remediation actions discussed above were effectively designed and demonstrated effective operation for a sufficient period of time to enable the Company to conclude that the material weakness regarding its internal controls associated with the timing of revenue recognition in the Company’s European Gas Turbine Products business has been remediated as of July 31, 2016.
Management’s Report on Internal Control over Financial Reporting
See Management’s Report on Internal Control over Financial Reporting under Item 8 of this Annual Report.
Report of Independent Registered Public Accounting Firm
See Report of Independent Registered Public Accounting Firm under Item 8 of this Annual Report.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information under the captions “Item 1: Election of Directors”; “Director Selection Process,” “Audit Committee,” “Audit Committee Expertise; Complaint-Handling Procedures,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2016 Proxy Statement is incorporated herein by reference. Information on the Executive Officers of the Company is found under the caption “Executive Officers of the Registrant” in Part I of this Annual Report.
The Company has adopted a code of business conduct and ethics in compliance with applicable rules of the Securities and Exchange Commission that applies to its Principal Executive Officer, its Principal Financial Officer and its Principal Accounting Officer or Controller or persons performing similar functions. A copy of the code of business conduct and ethics is posted on the Company’s website at www.donaldson.com. The code of business conduct and ethics is available in print, free of charge, to any shareholder who requests it. The Company will disclose any amendments to or waivers of the code of business conduct and ethics for the Company’s Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer on the Company’s website.

Item 11. Executive Compensation
The information under the captions “Executive Compensation” and “Director Compensation” of the 2016 Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information as of July 31, 2016, regarding the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted – average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1980 Master Stock Compensation Plan:
Deferred Stock Gain Plan	34,720	$6.10	—
1991 Master Stock Compensation Plan:
Deferred Stock Option Gain Plan	497,365	$2.09	—
Deferred LTC/Restricted Stock	186,270	$13.68	—
2001 Master Stock Incentive Plan:
Stock Options	1,632,355	$20.23	—
Deferred LTC/Restricted Stock	120,620	$19.99	—
2010 Master Stock Incentive Plan:
Stock Options	3,977,849	$34.30	See Note 1
Deferred LTC/Restricted Stock	68	41.15
Stock Options for Non-Employee Directors	815,500	34.20
Long-Term Compensation	24,272	$36.59	—
Subtotal for plans approved by security holders	7,289,019	$28.05
Equity compensation plans not approved by security holders:
Non-qualified Stock Option Program for Non-Employee Directors	396,686	$19.97	See Note 2
ESOP Restoration	27,783	$8.60	See Note 3
Subtotal for plans not approved by security holders	424,469	19.23
Total	7,713,488	27.56

Note 1:
The 2010 Master Stock Incentive Plan limits the number of shares authorized for issuance to 9,200,000 during the 10-year term of the plan in addition to any shares forfeited under the 2001 plan. The plan allows for the granting of nonqualified stock options, incentive stock options, restricted stock, restricted stock units, SAR, dividend equivalents, and other stock-based awards. There are currently 3,909,233 shares of the authorization remaining.

Note 2:
The stock option program for non-Employee Directors provides for each non-Employee Director to receive annual option grants of 14,400 shares. The 2010 Master Stock Incentive Plan, which was approved by the Company’s stockholders on November 19, 2010, provides for the issuance of stock options to non-Employee Directors, and the stock option program for non-Employee Directors has been adopted as a sub-plan under the 2010 Master Stock Incentive Plan and shares issued to Directors after December 10, 2010, are issued under the 2010 Master Stock Incentive Plan. Based on Mercer’s Director compensation review, the Committee approved changing the annual stock option grant from a fixed number of shares to a fixed value. The annual stock option grant will be based on a $140,000 fixed value. This change is designed to maintain a stable value of equity grant for the Company's Director compensation. The number of options granted will be determined by dividing the fixed value of $140,000 by the Black-Scholes value as of the date of the grant (the shares will be rounded to the nearest 100 shares). This change was effective for stock options granted beginning in January 2014.

Note 3:
The Company has a non-qualified ESOP Restoration Plan established on August 1, 1990, to supplement the benefits for executive Employees under the Company’s Employee Stock Ownership Plan that would otherwise be reduced because of the compensation limitations under the Internal Revenue Code. The ESOP’s 10-year term was completed on July 31, 1997, and the only ongoing benefits under the ESOP Restoration Plan are the accrual of dividend equivalent rights to the participants in the plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information under the captions “Policy and Procedures Regarding Transactions with Related Persons” and “Board Oversight and Director Independence” of the 2016 Proxy Statement is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information under the captions “Independent Auditor Fees” and “Audit Committee Pre-Approval Policies and Procedures” of the 2016 Proxy Statement is incorporated herein by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules
Documents filed with this report:

(1)	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Earnings — years ended July 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income — years ended July 31, 2016, 2015 and 2014
Consolidated Balance Sheets — July 31, 2016 and 2015
Consolidated Statements of Cash Flows — years ended July 31, 2016, 2015 and 2014
Consolidated Statements of Changes in Shareholders’ Equity — years ended July 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules

All other schedules (Schedules I, II, III, IV and V) for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instruction, or are inapplicable, and therefore have been omitted.

(3)	Exhibits
The exhibits listed in the accompanying index are filed as part of this report or incorporated by reference as indicated therein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONALDSON COMPANY, INC.

Date:	September 23, 2016	By:	/s/ Tod E. Carpenter
Tod E. Carpenter Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 23, 2016.

/s/ Tod E. Carpenter		President, Chief Executive Officer
Tod E. Carpenter		(Principal Executive Officer)
/s/ Scott J. Robinson		Vice President and Chief Financial Officer
Scott J. Robinson		(Principal Financial Officer)
/s/ Melissa A. Osland		Controller
Melissa A. Osland		(Principal Accounting Officer)
*		Chairman of the Board
Jeffrey Noddle
*		Director
Andrew Cecere
*		Director
Michael J. Hoffman
*		Director
Douglas A. Milroy
*		Director
Willard D. Oberton
*		Director
James J. Owens
*		Director
Ajita G. Rajendra
*		Director
Trudy A. Rautio
*		Director
John P. Wiehoff
*By:	/s/ Amy C. Becker
Amy C. Becker
As attorney-in-fact

EXHIBIT INDEX
ANNUAL REPORT ON FORM 10-K

*3-A	—	Restated Certificate of Incorporation of Registrant as currently in effect (Filed as Exhibit 3-A to Form 10-Q Report for the Second Quarter ended January 31, 2012)
*3-B	—	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Registrant, dated as of March 3, 2006 (Filed as Exhibit 3-B to 2011 Form 10-K Report)
*3-C	—	Amended and Restated Bylaws of Registrant (as of July 29, 2016) (Filed as Exhibit 3-C to Form 8-K Report filed on July 29, 2016
*4	—	**
*4-A	—	Preferred Stock Amended and Restated Rights Agreement between Registrant and Wells Fargo Bank, N.A., as Rights Agent, dated as of January 27, 2006 (Filed as Exhibit 4-A to 2011 Form 10-K Report)
*10-A	—	Officer Annual Cash Incentive Plan (Filed as Exhibit 10-A to 2011 Form 10-K Report)***
*10-B	—	1980 Master Stock Compensation Plan as Amended (Filed as Exhibit 10-A to Form 10-Q Report filed for the first quarter ended October 31, 2008)***
*10-C	—	Form of Performance Award Agreement under 1991 Master Stock Compensation Plan (Filed as Exhibit 10-B to Form 10-Q Report filed for the first quarter ended October 31, 2008)***
*10-D	—	ESOP Restoration Plan (2003 Restatement) (Filed as Exhibit 10-D to 2009 Form 10-K Report)***
*10-E	—	Compensation Plan for Non-Employee Directors as amended (Filed as Exhibit 10-C to Form 10-Q Report filed for the first quarter ended October 31, 2008)***
*10-F	—	Independent Director Retirement and Death Benefit Plan as amended (Filed as Exhibit 10-D to Form 10-Q Report filed for the first quarter ended October 31, 2008)***
*10-G	—	Supplemental Executive Retirement Plan (2008 Restatement) (Filed as Exhibit 10-G to 2011 Form 10-K Report)***
*10-H	—	1991 Master Stock Compensation Plan as amended (Filed as Exhibit 10-E to Form 10-Q Report filed for the first quarter ended October 31, 2008)***
*10-I	—	Form of Restricted Stock Award under 1991 Master Stock Compensation Plan (Filed as Exhibit 10-F to Form 10-Q Report filed for the first quarter ended October 31, 2008)***
*10-J	—	Form of Agreement to Defer Compensation for certain Executive Officers (Filed as Exhibit 10-G to Form 10-Q Report filed for the first quarter ended October 31, 2008)***
*10-K	—	Stock Option Program for Non-employee Directors (Filed as Exhibit 10-H to Form 10-Q Report filed for the first quarter ended October 31, 2008)***
*10-L	—
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

10-LL	—	Form of Separation and General Release Agreement, dated as of February 12, 2016, by and between James F. Shaw and Donaldson Company, Inc. ***
10-MM	—	Form of Separation and General Release Agreement, dated as of March 1, 2016, by and between Jay L. Ward and Donaldson Company, Inc. ***
*10-1	—
First Amendment, dated as of October 28, 2014, to Credit Agreement, dated as of December 7, 2012, among Donaldson Company Inc., each of the lenders from time to time parties to the Credit Agreement (the “Lenders”) and Wells Fargo National Association, as administrative agent for the Lenders and issuer of letter of credit (Filed as Exhibit 10.1 on Form 8-K filed October 29, 2014)

11	—	Computation of net earnings per share (See “Earnings Per Share” in “Summary of Significant Accounting Policies” in Note A in the Notes to Consolidated Financial Statements included in Item 8)
21	—	Subsidiaries
23	—	Consent of PricewaterhouseCoopers LLP
24	—	Powers of Attorney
31-A	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31-B	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	—
The following financial information from the Donaldson Company, Inc. Annual Report on Form 10-K for the fiscal year ended July 31, 2016 as filed with the Securities and Exchange Commission, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows (iv) the Consolidated Statement of Changes in Shareholders’ Equity and (v) the Notes to Consolidated Financial Statements.

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