Form 10-Q
period 2016-10-31
DONALDSON CO INC
filed 2016-12-06
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2016 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.
Commission File Number 1-7891
DONALDSON COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
☐ Yes ☒No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $5 Par Value - 132,056,617 shares as of November 30, 2016.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended October 31,
	2016	2015
Net sales	$553.0	$538.0
Cost of sales	358.8	359.9
Gross profit	194.2	178.1
Operating expenses	117.8	122.6
Operating income	76.4	55.5
Other income, net	(8.1)	(2.9)
Interest expense	4.8	5.0
Earnings before income taxes	79.7	53.4
Income taxes	21.7	14.9
Net earnings	$58.0	$38.5

Weighted average shares - basic	133.4	133.9
Weighted average shares - diluted	134.6	134.9
Net earnings per share - basic	$0.43	$0.29
Net earnings per share - diluted	$0.43	$0.29
Dividends paid per share	$0.175	$0.170

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended October 31,
	2016	2015
Net earnings	$58.0	$38.5
Foreign currency translation loss	(12.4)	(10.6)
Net gain (loss) on hedging derivatives, net of deferred taxes of $(0.5) and $0.3, respectively	1.0	(0.6)
Pension and postretirement liability adjustment, net of deferred taxes of $(1.0) and $1.2, respectively	2.4	(1.0)
Total comprehensive income	$49.0	$26.3

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	October 31, 2016	July 31, 2016
Assets
Current assets
Cash and cash equivalents	$262.2	$243.2
Accounts receivable, less allowance of $9.5 and $8.6	415.0	452.4
Inventories, net	249.2	234.1
Prepaids and other current assets	66.6	80.0
Total current assets	993.0	1,009.7
Property, plant, and equipment, at cost	1,156.5	1,150.6
Less accumulated depreciation	(690.4)	(680.8)
Property, plant, and equipment, net	466.1	469.8
Goodwill	228.7	229.3
Intangible assets, net	41.8	38.5
Deferred income taxes	33.6	7.8
Other long-term assets	30.9	31.9
Total assets	$1,794.1	$1,787.0

Liabilities and shareholders' equity
Current liabilities
Short-term borrowings	$169.1	$165.5
Current maturities of long-term debt	75.9	51.2
Trade accounts payable	160.7	143.3
Other current liabilities	157.7	183.8
Total current liabilities	563.4	543.8
Long-term debt	324.7	350.2
Deferred income taxes	3.2	3.1
Other long-term liabilities	118.1	118.5
Total liabilities	1,009.4	1,015.6

Commitments and contingencies (Note 14)

Shareholders' equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued	758.2	758.2
Retained earnings	961.0	905.1
Non-controlling interest	4.1	4.0
Stock compensation plans	16.5	16.7
Accumulated other comprehensive loss	(214.6)	(205.6)
Treasury stock, 19,670,723 and 18,750,503 shares, at cost	(740.5)	(707.0)
Total shareholders' equity	784.7	771.4
Total liabilities and shareholders' equity	$1,794.1	$1,787.0

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended October 31,
	2016	2015
Operating Activities
Net earnings	$58.0	$38.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18.9	18.6
Changes in operating assets and liabilities, excluding effect of acquisition	30.7	(6.5)
Tax benefit of equity plans	(1.0)	(0.2)
Stock compensation plan expense	1.5	1.5
Deferred taxes	(0.8)	(0.9)
Other, net	(7.6)	6.9
Net cash provided by operating activities	99.7	57.9

Investing Activities
Net expenditures on property, plant, and equipment	(12.4)	(21.5)
Proceeds from sale of short-term investments	—	18.0
Acquisitions, net of cash acquired	(10.9)	(12.9)
Net cash used in investing activities	(23.3)	(16.4)

Financing Activities
Purchase of treasury stock	(41.4)	(68.0)
Repayments of long-term debt	(0.3)	(0.3)
Change in short-term borrowings	4.4	57.4
Dividends paid	(23.2)	(22.7)
Tax benefit of equity plans	1.0	0.2
Exercise of stock options	4.3	1.1
Net cash used in financing activities	(55.2)	(32.3)
Effect of exchange rate changes on cash	(2.2)	(1.2)
Increase in cash and cash equivalents	19.0	8.0
Cash and cash equivalents, beginning of year	243.2	189.9
Cash and cash equivalents, end of period	$262.2	$197.9

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of earnings, comprehensive income, financial position and cash flows have been included and are of a normal recurring nature. Operating results for the three month periods ended October 31, 2016, are not necessarily indicative of the results that may be expected for future periods. The year-end condensed balance sheet data was derived from the Company's audited financial statements but does not include all disclosures required by U.S. GAAP. For further information, refer to the Audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2016.
New Accounting Standards Recently Adopted In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which amended guidance requiring the issuance of debt costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the amount of the debt liability, consistent with debt discounts and premiums. This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2017. The adoption of ASU 2015-03 was applied retrospectively and resulted in a reclassification of $1.6 million of debt issuance costs from other long term assets to long term debt on the July 31, 2016 balance sheet. The balance sheet as of October 31, 2016 is also presented in accordance with the guidance of this new standard.
In May 2015, FASB issued ASU 2015-07, Fair Value Measurement (Topic 850): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (ASU 2015-07), which amended guidance requiring a company to categorize investments for which fair values are measured using the net asset value (NAV) per share practical expedient. ASU 2015-07 also limits the disclosures to investments for which the entity has elected to measure the fair value using the practical expedient. This accounting guidance was effective for the Company beginning in the first quarter of fiscal 2017. ASU 2015-07 will only affect the Company's disclosures in the Annual Report on Form 10-K beginning with the fiscal year ended July 31, 2017.
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which amends (Topic 805) Business Combinations (ASU 2015-16). This ASU requires that acquiring entities recognize measurement period adjustments in the reporting period the amounts are determined, including earnings adjustments that would have been recorded in previous periods if the adjustments were known at the acquisition date. Acquiring entities are no longer required to retrospectively adjust amounts in comparative periods. The adjustment amounts and reasons are still disclosed. This accounting guidance was effective for the Company beginning in the first quarter of fiscal 2017. The Company does not expect the application of ASU 2015-16 to have a significant impact on its consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which amended the guidance requiring companies to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. This accounting guidance simplifies the presentation of deferred income taxes, such that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2018. Early adoption is permitted. The Company adopted this accounting guidance prospectively beginning in the first quarter for fiscal 2017 which affected the Company's classification of deferred tax assets and liabilities at October 31, 2016. Consistent with the prospective method of adopting this new standard, the Company has not reclassified deferred tax assets and liabilities on its July 31, 2016 consolidated balance sheet.
New Accounting Standards Not Yet Adopted In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill a contract. In 2016, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-11, and ASU 2016-12 to clarify, among other things, the implementation guidance related to principal versus agent considerations, identifying performance obligations, and accounting for licenses of intellectual property. This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2019. Early application as of the original date is permitted. The amendments in this update are to be applied on a retrospective basis, either to each prior reporting period presented or by presenting the cumulative effect of applying the update recognized at the date of initial application. The Company is evaluating the impact that this will have on its consolidated financial statements.

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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). This update simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for the Company beginning in the first quarter of fiscal 2018. Early application is permitted. If early adopted, an entity must adopt all of the amendments during the same period. The Company is evaluating the impact of the adoption of ASU 2016-09 on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) (ASU 2016-15). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for the Company beginning in the first quarter of fiscal 2019. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company does not expect the application of ASU 2016-15 to have a significant impact on its statement of cash flows as the adoption of ASU 2016-15 will only impact the classification of certain transactions identified in the guidance.
Note 2. Acquisitions
On August 31, 2016, the Company acquired the net assets of Industrias Partmo S.A. (Partmo) in Colombia. Partmo is a leading manufacturer of replacement air, lube and fuel filters in Colombia for medium and heavy duty engines. The total purchase price was approximately $12.1 million of which $10.9 million was paid at closing and $1.2 million will be paid in equal installments over the next three years subject to the satisfaction of certain representations and warranties. The acquisition of Partmo reinforces the Company’s commitment to growth with a company that is an excellent strategic fit with its existing engine aftermarket business. The acquisition allows the Company to leverage Partmo’s well-recognized brand of replacement filters in South America. The purchase price allocation is preliminary pending the outcome of the final valuation. Pro forma financial results are not presented as the results of the acquisition are not material to the Company’s financial results.
During the first quarter of 2017, the Company reached a $6.8 million favorable settlement of claims associated with amounts held in an escrow account that had been established in connection with the Company’s acquisition of Northern Technical, L.L.C. during the first quarter of fiscal 2015. Because this settlement was related to claims associated with general representations and warranties and occurred subsequent to one year after the closing of the acquisition, the Company recorded the impact of the $6.8 million settlement as a component of “Other income, net” in its consolidated statement of operations for the quarter ended October 31, 2016.
Note 3. Inventories
The components of inventory as of October 31, 2016 and July 31, 2016, are as follows (in millions):

	October 31, 2016	July 31, 2016
Raw materials	$75.1	$92.5
Work in process	24.8	18.4
Finished products	149.3	123.2
Total inventories	$249.2	$234.1
Note 4. Net Earnings Per Share
The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods. For the three months ended October 31, 2016 and 2015, there were 1.5 million and 3.4 million, respectively, options excluded from the diluted net earnings per share calculation.
Basic and diluted net earnings per share were calculated using the following (in millions, except per share amounts):

	Three Months Ended October 31,
	2016	2015
Net earnings	$58.0	$38.5
Weighted average common shares outstanding:
Basic	133.4	133.9
Dilutive impact of share based awards	1.2	1.0
Diluted	134.6	134.9

Basic net earnings per share	$0.43	$0.29
Diluted net earnings per share	$0.43	$0.29
Note 5. Goodwill and Other Intangible Assets
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
The following is a reconciliation of goodwill for the three months ended October 31, 2016 (in millions):

	Engine Products	Industrial Products	Total Goodwill
Balance as of July 31, 2016	$77.3	$152.0	$229.3
Goodwill acquired	0.4	—	0.4
Foreign exchange translation	—	(1.0)	(1.0)
Balance as of October 31, 2016	$77.7	$151.0	$228.7
As of October 31, 2016 and July 31, 2016, other intangible assets were $41.8 million and $38.5 million, respectively. Intangible assets increased during the year due to the acquisition of Partmo which generated intangibles of $4.9 million, partially offset by amortization of existing assets of $1.5 million, and a $0.1 million foreign exchange translation decrease. The Partmo intangibles acquired consisted primarily of customer relationships with a 20 years useful life. Refer to Note 2 for further discussion of the Partmo acquisition.
Note 6. Warranty
The Company estimates warranty expense using quantitative measures based on historical warranty claim experience and evaluation of specific customer warranty issues. Following is a reconciliation of warranty reserves for the three months ended October 31, 2016 and 2015 (in millions):

	Three Months Ended October 31,
	2016	2015
Beginning balance	$11.9	$8.6
Accruals for warranties issued during the reporting period	0.7	1.3
Accruals related to pre-existing warranties (including changes in estimates)	3.8	2.2
Less settlements made during the period	(1.0)	(0.5)
Ending balance	$15.4	$11.6
While the current fiscal year period included increased warranty costs, there were no individually material specific warranty matters accrued for in the three months ended October 31, 2016 or 2015. The Company’s warranty matters are not expected to have a material impact on its results of operations, liquidity or financial position.

Note 7. Restructuring Charges
The Company incurred $7.5 million of restructuring charges during the three months ended October 31, 2015 with $3.2 million of these charges recorded in Cost of sales and the remaining $4.3 million recorded in Operating expenses. These charges consisted of one-time termination benefits from restructuring salaried and production workforce in all geographic regions, closing a production facility in Grinnell, Iowa and the abandonment and write-off of a partially completed facility in Xuzhou, China. As the Company’s restructuring actions were mainly incurred and paid in the same period, there was no material liability balance as of October 31, 2016.
Note 8. Equity Based Compensation
Stock-based compensation expense is recognized using the fair-value method for all awards. The Company determines the fair value of its option awards using the Black-Scholes option pricing model. Options granted are priced at the fair market value of the Company's stock on the date of grant. There were no stock options awarded during the three months ended October 31, 2016. For the three months ended October 31, 2016 and October 31, 2015, the Company recorded pre-tax stock-based compensation expense associated with stock options of $1.1 million and $1.1 million, respectively, and recorded $0.3 million and $0.3 million, respectively, of related tax benefits.
The following table summarizes stock option activity during the three months ended October 31, 2016:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at July 31, 2016	6,822,390	$30.09
Granted	—	$—
Exercised	(209,987)	$20.94
Canceled	(30,366)	$36.96
Outstanding at October 31, 2016	6,582,037	$30.35
The total intrinsic value of options exercised during the three months ended October 31, 2016 and 2015 was $3.4 million and $1.0 million, respectively.
The following table summarizes information concerning outstanding and exercisable options as of October 31, 2016:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price of Outstanding Options	Number Exercisable	Weighted Average Exercise Price of Exercisable Options
$ 0.00 to $17.69	573,495	1.82	$17.10	573,495	$17.10
$17.70 to $23.69	1,248,506	2.37	$21.42	1,248,506	$21.42
$23.70 to $29.69	1,640,185	6.86	$28.55	738,335	$29.13
$29.70 to $35.69	1,507,394	5.60	$34.23	1,480,794	$34.27
$35.70 and above	1,612,457	7.59	$40.19	799,328	$40.77
	6,582,037	5.46	$30.35	4,840,458	$29.21
At October 31, 2016, the aggregate intrinsic value of options outstanding and exercisable was $46.5 million and $38.8 million, respectively.
As of October 31, 2016, there was $5.0 million of total unrecognized compensation expense related to non-vested stock options granted under the 2010 Master Stock Incentive Plan. This unvested expense is expected to be recognized during fiscal years 2017, 2018 and 2019.
Note 9. Employee Benefit Plans
The Company and certain of its international subsidiaries have defined benefit pension plans for many of their hourly and salaried employees. There are two types of U.S. plans. The first type of U.S. plan (Hourly Pension Plan) is a traditional defined benefit pension plan primarily for production employees. The second is a plan (Salaried Pension Plan) for salaried workers that provides defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit comprised of a percentage of current salary that varies with years of service, interest credits and transition credits. Effective August 1, 2013, the Company no longer allowed entrants into the U.S. Salaried Pension Plan and employees in this plan will no longer continue to accrue

Company contribution credits under the plan. Employees will instead be eligible for a 3.0% annual Company retirement contribution to their 401(k) in addition to the Company’s 401(k) match. The international plans generally provide pension benefits based on years of service and compensation level.
Net periodic benefit costs for the Company’s pension plans include the following components (in millions):

	Three Months Ended October 31,
	2016	2015
Net periodic benefit cost:
Service cost	$2.1	$4.6
Interest cost	3.4	4.8
Expected return on assets	(6.6)	(7.3)
Prior service cost and transition amortization	0.1	0.1
Actuarial loss amortization	1.8	2.1
Net periodic benefit cost	$0.8	$4.3
The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. For the three months ended October 31, 2016, the Company made contributions of $0.6 million to its non-U.S. pension plans and $1.1 million to its U.S. pension plans. The minimum funding requirement for the Company’s U.S. plans for fiscal 2017 is $9.7 million. Per the Pension Protection Act of 2006, this obligation can be met with existing credit balances that resulted from payments above the minimum obligation in prior years. The Company plans to utilize existing credit balances to meet the minimum obligation for fiscal 2017. The Company currently estimates that it will contribute an additional $2.8 million to its non-U.S. pension plans during the remainder of fiscal 2017.
Note 10. Income Taxes
The effective tax rate for the three months ended October 31, 2016 was 27.3% compared to 27.9% for the three months ended October 31, 2015. The decrease in the Company’s effective tax rate for the three months ended October 31, 2016 was primarily due to a reduction in the Company's tax rate prior to discrete items, which was driven by the permanent reinstatement of the U.S. Research and Experimentation Credit during the second quarter of the prior year and a favorable shift in mix of earnings between tax jurisdictions.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to state and foreign income tax examinations by tax authorities for years before 2008. The United States Internal Revenue Service has completed examinations of the Company’s U.S. federal income tax returns through 2012.
At October 31, 2016, the total unrecognized tax benefits were $16.2 million and accrued interest and penalties on these unrecognized tax benefits were $1.9 million. The Company recognizes accrued interest related to unrecognized tax benefits in income tax expense. If the Company were to prevail on all unrecognized tax benefits, substantially all of the unrecognized tax benefits would benefit the effective tax rate. With an average statute of limitations of about five years, up to $1.3 million of the unrecognized tax benefits could potentially expire in the next 12 month period unless extended by an audit. It is possible that quicker than expected settlement of either current audits, future audits or disputes would cause additional reversals of previously recorded reserves in the next 12 month period. Quantification of an estimated range and timing of future audit settlements cannot be made at this time.
Note 11. Shareholders’ Equity
The Company’s Board of Directors authorized the repurchase of up to 14.0 million shares of common stock on May 29, 2015. During the three months ended October 31, 2016, the Company repurchased 1.1 million shares for $41.4 million at an average price of $36.59 per share. As of October 31, 2016, the Company had remaining authorization to repurchase up to 9.4 million shares.
On November 18, 2016, the Company's Board of Directors declared a cash dividend in the amount of 17.5 cents per common share, payable to stockholders of record on December 6, 2016. The dividend is payable on December 21, 2016.

Note 12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component for the three months ended October 31, 2016 and 2015 are as follows (in millions):

	Foreign currency translation adjustment (a)	Pension benefits		Derivative financial instruments		Total
Balance as of July 31, 2016, net of tax	$(89.3)	$(115.8)		$(0.5)		$(205.6)
Other comprehensive (loss) income before reclassifications and tax	(12.4)	—		1.6		(10.8)
Tax benefit (expense)	—	—		(0.5)		(0.5)
Other comprehensive (loss) income before reclassifications, net of tax	(12.4)	—		1.1		(11.3)
Reclassifications, before tax	—	3.4		(0.1)		3.3
Tax benefit (expense)	—	(1.0)		—		(1.0)
Reclassifications, net of tax	—	2.4	(b)	(0.1)	(c)	2.3
Other comprehensive (loss) income, net of tax	(12.4)	2.4		1.0		(9.0)
Balance at October 31, 2016, net of tax	$(101.7)	$(113.4)		$0.5		$(214.6)

Balance as of July 31, 2015, net of tax	$(70.8)	$(90.6)		$(0.6)		$(162.0)
Other comprehensive (loss) income before reclassifications and tax	(10.6)	(9.1)		(1.2)		(20.9)
Tax benefit (expense)	—	3.4		0.4		3.8
Other comprehensive (loss) income before reclassifications, net of tax	(10.6)	(5.7)		(0.8)		(17.1)
Reclassifications, before tax	—	6.9		0.3		7.2
Tax benefit (expense)	—	(2.2)		(0.1)		(2.3)
Reclassifications, net of tax	—	4.7	(b)	0.2	(c)	4.9
Other comprehensive (loss) income, net of tax	(10.6)	(1.0)		(0.6)		(12.2)
Balance at October 31, 2015, net of tax	$(81.4)	$(91.6)		$(1.2)		$(174.2)

(a)	Taxes are not provided on cumulative translation adjustments as substantially all translation adjustments relate to earnings that are intended to be indefinitely reinvested outside the U.S.

(b)
Primarily includes net amortization of prior service costs and actuarial losses included in net periodic benefit cost (see Note 9) that were reclassified from accumulated other comprehensive loss to operating expenses or cost of sales.

(c)	Relates to foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to other income, net.
Note 13. Guarantees
The Company and Caterpillar Inc. equally own the shares of Advanced Filtration Systems Inc. (AFSI), an unconsolidated joint venture, and guarantee certain debt of the joint venture. As of October 31, 2016, AFSI had $25.8 million of outstanding debt, of which the Company guarantees half. The Company recorded $0.6 million of earnings and a $1.2 million loss from this equity method investment during the three months ended October 31, 2016 and 2015, respectively. During the three months ended October 31, 2016 and 2015, the Company recorded royalty income of $1.3 million and $1.8 million, respectively, related to AFSI.
As of October 31, 2016, the Company had a contingent liability for standby letters of credit totaling $9.1 million that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of insurance contract terms as detailed in each letter of credit. At October 31, 2016, there were no amounts drawn upon these letters of credit.
Note 14. Commitments and Contingencies
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
Note 15. Segment Reporting
The Company reports its business in two segments: Engine Products and Industrial Products. Segment determination was based on the internal organization structure, management of operations, and performance evaluation by management and the Company’s Board of Directors. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, such as interest income and interest expense. The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report the operating profit and other financial information shown below. Segment detail is summarized as follows (in millions):

	Three Months Ended October 31,
	2016	2015
Net Sales
Engine Products segment	$353.9	$346.6
Industrial Products segment	199.1	191.4
Total	$553.0	$538.0

Earnings Before Income Taxes
Engine Products segment	$45.4	$36.0
Industrial Products segment	38.3	24.0
Corporate and Unallocated	(4.0)	(6.6)
Total	$79.7	$53.4
There were no customers that accounted for over 10% of net sales for the three months ended October 31, 2016 and 2015. There were no customers that accounted for over 10% of gross accounts receivable as of October 31, 2016 and 2015.
Note 16. Fair Value Measurements
At October 31, 2016, the carrying values of cash and cash equivalents, short-term investments, accounts receivables, short-term borrowings and trade accounts payable approximate fair value because of the short-term nature of these instruments and are classified as Level 1 in the fair value hierarchy. As of October 31, 2016, the estimated fair value of debt with fixed interest rates was $384.3 million compared to its carrying value of $375.0 million. The fair value is estimated by discounting the projected cash flows using the rate that similar amounts of debt could currently be borrowed, which is classified as Level 2 in the fair value hierarchy.

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
Results of Operations
Three months ended October 31, 2016 compared to three months ended October 31, 2015
Operating results for the three months ended October 31, 2016 and 2015, are as follows (in millions):

	Three Months Ended October 31,
	2016		2015
Net sales	$553.0		$538.0
Cost of sales	358.8	64.9%	359.9	66.9%
Gross profit	194.2	35.1%	178.1	33.1%
Operating expenses	117.8	21.3%	122.6	22.8%
Operating income	76.4	13.8%	55.5	10.3%
Interest expense	4.8	0.9%	5.0	0.9%
Other income, net	(8.1)	(1.5)%	(2.9)	(0.5)%
Earnings before income taxes	79.7	14.4%	53.4	9.9%
Income taxes	21.7	3.9%	14.9	2.8%
Net earnings	$58.0	10.5%	$38.5	7.2%
For the three months ended October 31, 2016, net sales increased 2.8% to $553.0 million compared with the same period in the prior fiscal year. Sales increased $7.3 million, or 2.1%, in the Engine Products segment and $7.7 million, or 4.1%, in the Industrial Products segment compared with the same period in the prior fiscal year. The impact of foreign currency translation during the first quarter of fiscal 2016 benefited net sales by 0.3% compared to the prior year. The increase in Engine Products sales was driven by an increase in Aftermarket Products of 6.7% and Aerospace and Defense Products of 4.2% partially offset by a 25.8% decrease in On-Road Products. The increase in Aftermarket Product sales was driven by an increase in sales through both the Company's OE and independent sales channels. In addition, the increase in Aftermarket Product sales included approximately $2.0 million of incremental sales from the Company's acquisition of Partmo and also reflected a recovery from a sharp sales decline in the first quarter of the prior year. On-Road Product sales decreased with a U.S. sales decline attributable to the slowing production of Class 8 trucks. The Industrial Products sales increase was driven by an increase of 34.3% in the Gas Turbine Systems. Sales for Industrial Filtration Solutions and Special Application Products were approximately flat for the first quarter of fiscal 2017 compared to the same period of the prior year. Industrial Filtration Sales were flat compared to the prior year with an increase in replacement parts sales offset by a decrease of sales in first-fit. Special Applications Products sales decreased slightly due to a decline in disk drive sales partially offset by an increase in venting solutions sales.
Cost of sales for the three months ended October 31, 2016, was $358.8 million compared to $359.9 million for the three months ended October 31, 2015, a decrease of $1.1 million, or 0.3%. The decrease in cost of sales as a percentage of net sales resulted primarily from higher fixed-cost absorption on a more stable base of sales. Also contributing to the favorability was the absence of any restructuring charges, compared to $3.2 million of restructuring related costs in the prior year period. There were no restructuring costs incurred for the three months ended October 31, 2016.
Operating expenses were $117.8 million for the quarter ended October 31, 2016, compared to $122.6 million in the prior year period. As a percent of net sales, operating expenses for the current year quarter were 21.3%, compared to 22.8% during the prior year quarter. The decrease in operating expenses as a percentage of sales was primarily due to approximately $4.3 million of costs associated with restructuring actions and $2.6 million of investigation related costs in the prior year quarter. There were no restructuring costs incurred for the three months ended October 31, 2016. The operating expense rate for the current quarter benefited from expense savings from previously taken restructuring actions and expense discipline across the Company, partially offset by increased variable compensation expense.
Other income, net was $8.1 million for the three months ended October 31, 2016, compared with $2.9 million in the same period of the prior year. The increase between the current year quarter compared to the prior year quarter was primarily due to a $6.8 million favorable settlement of claims in an escrow account associated with general representations and warranties that had been established in connection with the Company’s acquisition of Northern Technical, L.L.C. (the "Settlement") during the first quarter of fiscal 2015.
The effective tax rate for the three months ended October 31, 2016, was 27.3% as compared to 27.9% during the same period in the prior fiscal year. The decrease in the Company’s effective tax rate for the three months ended October 31, 2016 was primarily due to a reduction in the Company's tax rate prior to discrete items, which was driven by the permanent reinstatement of the U.S. Research and Experimentation Credit during the second quarter of the prior year and a favorable shift in mix of earnings between tax jurisdictions.
Restructuring
The Company incurred $7.5 million of restructuring charges during the three months ended October 31, 2015 with $3.2 million of these charges recorded in Cost of sales and the remaining $4.3 million recorded in Operating expenses. These charges consisted of one-time termination benefits from restructuring salaried and production workforce in all geographic regions, closing a production facility in Grinnell, Iowa and the abandonment and write-off of a partially completed facility in Xuzhou, China. As the Company’s restructuring actions were mainly incurred and paid in the same period, there was no material liability balance as of October 31, 2016.
Operations by Segment
Following is financial information for the Company’s Engine and Industrial Products segments. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments and interest income and expense.
The following summarizes net sales and earnings before income taxes for the Engine and Industrial Products segments (in millions):

	Three Months Ended October 31,
	2016	2015
Net Sales:
Engine Products segment	$353.9	$346.6
Industrial Products segment	199.1	191.4
Total	$553.0	$538.0

Earnings Before Income Taxes:
Engine Products segment	$45.4	$36.0
Industrial Products segment	38.3	24.0
Corporate and Unallocated	(4.0)	(6.6)
Total	$79.7	$53.4

Engine Products Segment Following are net sales by product within the Engine Products segment (in millions):

	Three Months Ended October 31,
	2016	2015
Net Sales Engine Products segment:
Off-Road Products	$54.7	$54.8
On-Road Products	26.5	35.8
Aftermarket Products*	247.9	232.2
Aerospace and Defense Products	24.8	23.8
Net Sales Engine Products segment	$353.9	$346.6

*	Includes replacement part sales to the Company’s OEM Engine Products customers.
For the first quarter of fiscal 2017, worldwide Engine Products sales were $353.9 million, an increase of 2.1% from $346.6 million in the same quarter of the prior year. This increase was driven by an increase in Aftermarket Products of 6.7% and Aerospace and Defense Products of 4.2% partially offset by a 25.8% decrease in On-Road Products. Engine Products sales increased 8.6% in Asia and 2.4% in the Americas partially offset by a decline of 2.4% in Europe. The increase in Aftermarket Product sales was driven by an increase in sales through both the Company's OE and independent sales channels. In addition, the increase in Aftermarket Product sales included approximately $2.0 million of incremental sales from the Company's acquisition of Partmo and also reflected a recovery from a sharp sales decline in the first quarter of the prior year. On-Road Product sales decreased with a U.S. sales decline attributable to the slowing production of Class 8 trucks.
For the three months ended October 31, 2016, earnings before income taxes as a percentage of Engine Product segment sales were 12.8%, an increase from 10.4% in the prior year period. The percentage earnings increase for the three months ended October 31, 2016, was driven primarily from higher fixed-cost absorption on a more stable base of sales and the impact of restructuring charges included in the prior year period. The prior year earnings before income taxes included restructuring charges of $5.0 million.
Industrial Products Segment Following are net sales by product within the Industrial Products segment (in millions):

	Three Months Ended October 31,
	2016	2015
Net Sales Industrial Products segment:
Industrial Filtration Solutions	$126.3	$126.5
Gas Turbine Systems	32.5	24.2
Special Application Products	40.3	40.7
Net Sales Industrial Products segment	$199.1	$191.4
For the first quarter of fiscal 2017, worldwide sales in the Industrial Products segment were $199.1 million, an increase of 4.1% from $191.4 million in the same quarter of the prior year. The increase was driven by an increase of 34.3% in the Gas Turbine Systems. Sales for Industrial Filtration Solutions and Special Application Products were approximately flat for the first quarter of fiscal 2017 compared to the same period of the prior year. Industrial Product sales increased 15.1% in the Americas and 1.7% in Asia partially offset by a decline of 5.9% in Europe. Gas Turbine Systems sales are typically large systems and, as a result, the Company's shipments and revenues can fluctuate from period to period. Industrial Filtration Sales were flat compared to the prior year with an increase in replacement parts sales offset by a decrease of sales in first-fit. Special Applications Products sales decreased slightly due to a decline in disk drive sales partially offset by an increase in venting solutions sales.
For the three months ended October 31, 2016, Industrial Products' earnings before income taxes as a percentage of sales were 19.2%, an increase from 12.5% in the prior year period. The percentage earnings increase for the three months ended October 31, 2016, was driven by the $6.8 million benefit from the Settlement as well as benefits of previous restructuring actions and the impact of restructuring charges included in the prior year period. The prior year earnings before income taxes included restructuring charges of $2.5 million.

Liquidity and Capital Resources
During the three months ended October 31, 2016, $99.7 million of cash was generated from operating activities, compared to $57.9 million in the same period in the prior fiscal year. The increase in cash generated from operating activities of $41.8 million was primarily attributable to a $19.5 million increase in net earnings and a favorable year-over-year change in accounts payable.
The accounts receivable balance as of October 31, 2016, was $415.0 million, a decrease of $37.4 million from $452.4 million as of July 31, 2016. The decrease is a result of higher revenues in the fourth quarter of fiscal 2016 as compared to the three months ended October 31, 2016. Days sales outstanding was 68 days as of October 31, 2016 and July 31, 2016. The Company’s days sales outstanding is also impacted by the mix of foreign sales, particularly in countries where extended payment terms are required. Days sales outstanding is calculated using the count back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
The inventory balance as of October 31, 2016, was $249.2 million, an increase of $15.1 million from $234.1 million as of July 31, 2016 driven primarily by small increases at various distribution locations to meet customer demand with the largest single driver being the addition of $2.8 million from the acquisition of Partmo. Inventory turns were 4.4 times per year as of October 31, 2016, compared to 4.5 times per year as of July 31, 2016. Inventory turns are calculated  by taking the inventoriable portion of cost of goods sold for the trailing three month period divided by the average gross inventory value over the prior four month period.
During the first quarter of fiscal 2017, the Company repurchased 1.1 million shares of treasury stock for $41.4 million, made $12.4 million in capital investments, paid $23.2 million in dividends and completed an acquisition for $10.9 million.
At the end of the first quarter, the Company held $262.2 million in cash and cash equivalents, up from $243.2 million at July 31, 2016. The amount of unused lines of credit as of October 31, 2016, was approximately $291.6 million. Long-term debt was $324.7 million at October 31, 2016, a decrease from $350.2 million at July 31, 2016. Long-term debt represented 29.3% of total long-term capital as of October 31, 2016, defined as long-term debt plus total shareholders’ equity, compared to 31.2% at July 31, 2016.
The majority of the Company’s cash and cash equivalents are held by its foreign subsidiaries, as more than half of the Company’s earnings occur outside the U.S. Most of these funds are considered permanently reinvested outside the U.S., and will only be repatriated when it is tax effective to do so, as the cash generated from U.S. operations and the Company’s access to liquidity is anticipated to be sufficient for the U.S. operation's cash needs. If additional cash was required for the Company's operations in the U.S., it may be subject to additional U.S. taxes if funds were repatriated from certain foreign subsidiaries.
During the quarter, credit in the global credit markets was accessible and market interest rates remained relatively low. The Company believes that its current financial resources, together with cash generated by operations, are sufficient to continue financing its operations for the next twelve months. There can be no assurance, however, that the cost or availability of future borrowings will not be impacted by future capital market disruptions.
The Company does not have any off-balance sheet arrangements, with the exception of the guarantee of 50% of certain debt of its joint venture, AFSI, as further discussed in Note 13 of the Company’s Notes to Condensed Consolidated Financial Statements.
New Accounting Standards Not Yet Adopted
Refer to Note 1 - Summary of Significant Accounting Policies for discussion of new accounting standards not yet adopted.
Critical Accounting Policies
There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2016.
SAFE HARBOR STATEMENT UNDER THE SECURITIES REFORM ACT OF 1995
The Company, through its management, may make forward-looking statements reflecting the Company’s current views with respect to future events and financial performance. These forward-looking statements, which may be included in reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Item 1A Risk Factors of the Company’s Annual Report on Form 10-K for the year ended July 31, 2016, which could cause actual results to differ materially from historical results or those anticipated. The words or phrases “will likely result,” “are expected to,” “will continue,” “will allow,” “estimate,” “project,” “believe,” “expect,” “anticipate,” “forecast” and similar expressions are intended to identify forward-looking statements within the meaning of Section 21e of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995 (PSLRA). In particular, the Company desires to take advantage of the protections of the PSLRA in connection with the forward-looking statements made in this Quarterly Report on Form 10-Q. All statements other than statements of historical fact are forward-looking statements. These statements do not guarantee future performance.
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. In addition, the Company wishes to advise readers that the factors listed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended July 31, 2016, as well as other factors, could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed. These factors include, but are not limited to, world economic and industrial market conditions; the Company's ability to maintain certain competitive advantages over competitors; pricing pressures; the Company's ability to protect and enforce its intellectual property rights; the Company's dependence on global operations; customer concentration in certain cyclical industries; commodity availability and pricing; the implementation of new information technology systems; information security and data breaches; foreign currency fluctuations; governmental laws and regulations; changes in tax laws, regulations and results of examinations; the Company's ability to attract and retain key personnel; changes in capital and credit markets; execution of the Company's acquisition strategy; the possibility of goodwill or intangible asset impairment; execution of restructuring plans; the Company's ability to maintain an effective system of internal control over financial reporting and other factors included in Item 1A of the Company’s Annual Report on Form 10-K for the year ended July 31, 2016. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in the reported market risk of the Company since July 31, 2016. See further discussion of these market risks in the Company’s Annual Report on Form 10-K for the year ended July 31, 2016.

Item 4.	Controls and Procedures

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
There are inherent risks and uncertainties associated with the Company’s global operations that involve the manufacturing and sale of products for highly demanding customer applications throughout the world. These risks and uncertainties could adversely affect the Company’s operating performances or financial condition. The “Risk Factors” section in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2016, includes a discussion of these risks and uncertainties.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the three months ended October 31, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
August 1 - August 31, 2016	211,889	$35.98	203,976	10,300,223
September 1 - September 30, 2016	407,407	36.79	399,020	9,901,203
October 1 - October 31, 2016	527,361	36.71	527,361	9,373,842
Total	1,146,657	$36.60	1,130,357

(1) On May 29, 2015, the Company announced that the Board of Directors authorized the repurchase of up to 14.0 million shares of common stock. This repurchase authorization, which is effective until terminated by the Board of Directors, replaced the existing authority for repurchase of 15.0 million shares of common stock that was authorized on September 27, 2013. There were no repurchases of common stock made outside of the Company's current repurchase authorization during the three months ended October 31, 2016. However, the "Total Number of Shares Purchased" column of the table above includes 16,300 previously owned shares tendered by option holders in payment of the exercise price of options during the quarter. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding of taxes due as a result of exercising stock options or payment of equity-based awards.

Item 6.	Exhibits
*3-A – Restated Certificate of Incorporation of Registrant as currently in effect (Filed as Exhibit 3-A to Form 10-Q Report for the Second Quarter ended January 31, 2012)
*3-B – Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Registrant, dated as of March 3, 2006 (Filed as Exhibit 3-B to 2011 Form 10-K Report)
*3-C – Amended and Restated Bylaws of Registrant (as of July 29, 2016) (Filed as Exhibit 3-C to Form 8-K Report filed on July 29, 2016)
*4 – **

*4-A – Preferred Stock Amended and Restated Rights Agreement between Registrant and Wells Fargo Bank, N.A., as Rights Agent, dated as of January 27, 2006 (Filed as Exhibit 4-A to 2011 Form 10-K Report)

31-A – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31-B – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 – Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 – The following information from the Donaldson Company, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2016, as filed with the Securities and Exchange Commission, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

DONALDSON COMPANY, INC.
(Registrant)

Date: December 6, 2016	By:	/s/ Tod E. Carpenter
Tod E. Carpenter President and Chief Executive Officer (duly authorized officer)

Date: December 6, 2016	By:	/s/ Scott J. Robinson
Scott J. Robinson Vice President, Chief Financial Officer (principal financial officer)

Date: December 6, 2016	By:	/s/ Melissa A. Osland
Melissa A. Osland Corporate Controller (principal accounting officer)