Form 10-Q
period 2017-01-31
DONALDSON CO INC
filed 2017-03-08
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2017 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.
Commission File Number 1-7891
DONALDSON COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
☐ Yes ☒No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $5 Par Value - 132,103,829 shares as of February 28, 2017.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
Net sales	$550.6	$517.2	$1,103.6	$1,055.2
Cost of sales	362.7	346.4	721.5	706.3
Gross profit	187.9	170.8	382.1	348.9
Operating expenses	118.5	117.1	236.3	239.7
Operating income	69.4	53.7	145.8	109.2
Other income, net	(1.7)	(1.2)	(9.8)	(4.1)
Interest expense	4.8	5.5	9.6	10.5
Earnings before income taxes	66.3	49.4	146.0	102.8
Income taxes	19.8	11.4	41.5	26.3
Net earnings	$46.5	$38.0	$104.5	$76.5

Weighted average shares - basic	132.9	133.7	133.2	133.8
Weighted average shares - diluted	134.4	134.4	134.5	134.7
Net earnings per share - basic	$0.35	$0.28	$0.78	$0.57
Net earnings per share - diluted	$0.35	$0.28	$0.78	$0.57
Cash dividends paid per share	$0.175	$0.170	$0.350	$0.340

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
Net earnings	$46.5	$38.0	$104.5	$76.5
Foreign currency translation loss	(8.4)	(18.8)	(20.8)	(29.4)
Net gain (loss) on hedging derivatives, net of deferred taxes of $0.1, $(0.1), $(0.4) and $0.2, respectively	(0.3)	(0.1)	0.7	(0.7)
Pension and postretirement liability adjustment, net of deferred taxes of $(0.8), $9.5, $(1.8) and $10.7, respectively	1.3	(16.3)	3.7	(17.3)
Total comprehensive income	$39.1	$2.8	$88.1	$29.1

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	January 31, 2017	July 31, 2016
Assets
Current assets
Cash and cash equivalents	$296.3	$243.2
Accounts receivable, less allowance of $9.3 and $8.6	408.4	452.4
Inventories, net	260.4	234.1
Prepaids and other current assets	60.1	80.0
Total current assets	1,025.2	1,009.7
Property, plant, and equipment, at cost	1,160.4	1,150.6
Less accumulated depreciation	(700.7)	(680.8)
Property, plant, and equipment, net	459.7	469.8
Goodwill	228.7	229.3
Intangible assets, net	40.1	38.5
Deferred income taxes	34.2	7.8
Other long-term assets	29.8	31.9
Total assets	$1,817.7	$1,787.0

Liabilities and shareholders' equity
Current liabilities
Short-term borrowings	$176.4	$165.5
Current maturities of long-term debt	100.7	51.2
Trade accounts payable	157.8	143.3
Other current liabilities	180.6	183.8
Total current liabilities	615.5	543.8
Long-term debt	297.8	350.2
Deferred income taxes	3.2	3.1
Other long-term liabilities	120.5	118.5
Total liabilities	1,037.0	1,015.6

Commitments and contingencies (Note 14)

Shareholders' equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued	758.2	758.2
Retained earnings	961.8	905.1
Non-controlling interest	4.2	4.0
Stock compensation plans	15.5	16.7
Accumulated other comprehensive loss	(222.0)	(205.6)
Treasury stock, 19,546,658 and 18,750,503 shares, at cost	(737.0)	(707.0)
Total shareholders' equity	780.7	771.4
Total liabilities and shareholders' equity	$1,817.7	$1,787.0

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended January 31,
	2017	2016
Operating Activities
Net earnings	$104.5	$76.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	37.3	36.6
Changes in operating assets and liabilities, excluding effect of acquisition	19.8	(16.1)
Tax benefit of equity plans	(3.0)	(1.8)
Stock compensation plan expense	5.8	5.3
Deferred taxes	(0.8)	(1.3)
Other, net	0.7	10.1
Net cash provided by operating activities	164.3	109.3

Investing Activities
Net expenditures on property, plant, and equipment	(25.0)	(42.8)
Proceeds from sale of short-term investments	—	18.0
Acquisitions, net of cash acquired	(10.9)	(12.9)
Net cash used in investing activities	(35.9)	(37.7)

Financing Activities
Purchase of treasury stock	(51.8)	(68.0)
Repayments of long-term debt	(0.5)	(0.7)
Change in short-term borrowings	12.0	73.1
Dividends paid	(46.3)	(45.2)
Tax benefit of equity plans	3.0	1.8
Exercise of stock options	12.1	5.0
Net cash used in financing activities	(71.5)	(34.0)
Effect of exchange rate changes on cash	(3.8)	(5.4)
Increase in cash and cash equivalents	53.1	32.2
Cash and cash equivalents, beginning of year	243.2	189.9
Cash and cash equivalents, end of period	$296.3	$222.1

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of earnings, comprehensive income, financial position and cash flows have been included and are of a normal recurring nature. Operating results for the three and six month periods ended January 31, 2017, are not necessarily indicative of the results that may be expected for future periods. The year-end condensed balance sheet data was derived from the Company's audited financial statements but does not include all disclosures required by U.S. GAAP. For further information, refer to the Audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2016.
New Accounting Standards Recently Adopted In August 2014, the Financial Accounting Standards Board (FASB) issued ASU-2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances. This accounting guidance was effective for the Company beginning in the second quarter of fiscal 2017 and it did not have an impact on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which amended guidance requiring the issuance of debt costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the amount of the debt liability, consistent with debt discounts and premiums. This accounting guidance was effective for the Company beginning in the first quarter of fiscal 2017. The adoption of ASU 2015-03 was applied retrospectively and resulted in a reclassification of $1.6 million of debt issuance costs from other long term assets to long term debt on the July 31, 2016 balance sheet. The balance sheet as of January 31, 2017 is also presented in accordance with the guidance of this new standard.
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
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which amended the guidance requiring companies to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. This accounting guidance simplifies the presentation of deferred income taxes, such that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2018. Early adoption is permitted. The Company adopted this accounting guidance prospectively beginning in the first quarter for fiscal 2017 which affected the Company's classification of deferred tax assets and liabilities as of January 31, 2017. Consistent with the prospective method of adopting this new standard, the Company has not reclassified deferred tax assets and liabilities on its July 31, 2016 consolidated balance sheet.
New Accounting Standards Not Yet Adopted In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill a contract. In 2016, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12 and ASU 2016-20 to clarify, among other things, the implementation guidance related to principal versus agent considerations, identifying performance obligations, and accounting for licenses of intellectual property. This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2019. Early application is permitted. The amendments in this update are to be applied on a retrospective basis, either to each prior reporting period presented or by presenting the cumulative effect of applying the update recognized at the date of initial application. The Company is evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (ASU 2015-11), which amended the guidance requiring companies not using the last-in, first-out (LIFO) method to measure inventory at the lower of cost and net realizable rather than the lower of cost or market. This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2018. Early adoption is permitted. The Company does not expect the application of ASU 2015-11 will have a significant impact on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), which amends the guidance requiring companies to recognize assets and liabilities for leases with lease terms of more than twelve months. The new guidance will require companies to record both capital and operating leases on the balance sheet. This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2020 on a modified retrospective basis and early adoption is permitted. The Company is evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) (ASU 2016-15). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for the Company beginning in the first quarter of fiscal 2019. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company does not expect the application of ASU 2016-15 will have a significant impact on its statement of cash flows.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 from the goodwill impairment test. Under the amendments in this update, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also eliminates the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. ASU 2017-04 is effective for the Company beginning in the first quarter of fiscal 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company will early adopt ASU 2017-04 in the third quarter of fiscal 2017 with the annual goodwill impairment tests. The Company does not expect the adoption of ASU 2017-04 will have a significant effect on its financial statements.
Note 2. Acquisitions
On August 31, 2016, the Company acquired the net assets of Industrias Partmo S.A. (Partmo) in Colombia. Partmo is a leading manufacturer of replacement air, lube and fuel filters in Colombia for medium and heavy duty engines. The acquisition of Partmo demonstrates the Company’s commitment to growth with a company that is an excellent strategic fit with its existing engine aftermarket business. The acquisition allows the Company to leverage Partmo’s well-recognized brand of replacement filters in South America.The total purchase price was approximately $12.1 million, of which $10.9 million was paid at closing and $1.2 million will be paid in equal installments over the next three years subject to the satisfaction of certain representations and warranties. The purchase price allocation is preliminary pending the outcome of the final valuation. Pro forma financial results are not presented as the results of the acquisition are not material to the Company’s financial results.
During the first quarter of 2017, the Company reached a $6.8 million favorable settlement of claims associated with amounts held in an escrow account that had been established in connection with the Company’s acquisition of Northern Technical, L.L.C. during the first quarter of fiscal 2015. Because this settlement was related to claims associated with general representations and warranties and occurred subsequent to one year after the closing of the acquisition, the Company recorded the impact of the $6.8 million settlement as a component of “Other income, net” in its consolidated statements of operations.

Note 3. Inventories
The components of inventory as of January 31, 2017 and July 31, 2016, are as follows (in millions):

	January 31, 2017	July 31, 2016
Raw materials	$77.8	$92.5
Work in process	25.0	18.4
Finished products	157.6	123.2
Total inventories	$260.4	$234.1
Note 4. Net Earnings Per Share
The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods. For both the three and six months ended January 31, 2017, there were 1.6 million options excluded from the diluted net earnings per share calculation. For the three and six months ended January 31, 2016, there were 4.2 million and 3.4 million, respectively, options excluded from the diluted net earnings per share calculation.
Basic and diluted net earnings per share were calculated using the following (in millions, except per share amounts):

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
Net earnings	$46.5	$38.0	$104.5	$76.5
Weighted average common shares outstanding:
Basic	132.9	133.7	133.2	133.8
Dilutive impact of share based awards	1.5	0.7	1.3	0.9
Diluted	134.4	134.4	134.5	134.7

Net earnings per share - basic	$0.35	$0.28	$0.78	$0.57
Net earnings per share - diluted	$0.35	$0.28	$0.78	$0.57
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
The following is a reconciliation of goodwill for the six months ended January 31, 2017 (in millions):

	Engine Products	Industrial Products	Total Goodwill
Balance as of July 31, 2016	$77.3	$152.0	$229.3
Goodwill acquired	1.1	—	1.1
Foreign exchange translation	(0.2)	(1.5)	(1.7)
Balance as of January 31, 2017	$78.2	$150.5	$228.7
As of January 31, 2017 and July 31, 2016, other intangible assets were $40.1 million and $38.5 million, respectively. Intangible assets increased during the year due to the acquisition of Partmo which generated intangibles of $4.7 million, partially offset by amortization of $2.9 million. The Partmo intangibles acquired consist of customer relationships with a 20 year useful life and trademarks and tradenames with a 10 year useful life. Refer to Note 2 for further discussion of the Partmo acquisition.

Note 6. Warranty
The Company estimates warranty expense using quantitative measures based on historical warranty claim experience and evaluation of specific customer warranty issues. Following is a reconciliation of warranty reserves for the six months ended January 31, 2017 and 2016 (in millions):

	Six Months Ended January 31,
	2017	2016
Beginning balance	$11.9	$8.6
Accruals for warranties issued during the reporting period	1.5	2.6
Accruals related to pre-existing warranties (including changes in estimates)	3.8	2.7
Less settlements made during the period	(2.5)	(1.7)
Ending balance	$14.7	$12.2
There were no individually material specific warranty matters accrued for in the six months ended January 31, 2017 or 2016. The Company’s warranty matters are not expected to have a material impact on its results of operations, liquidity or financial position.
Note 7. Restructuring Charges
The Company did not incur any restructuring charges during the three and six months ended January 31, 2017. The Company incurred $1.0 million and $8.5 million of restructuring charges during the three and six months ended January 31, 2016, respectively. The Company recorded $0.9 million in Cost of sales and the remaining $0.1 million in Operating expenses for three months ended January 31, 2016 and $4.1 million in Cost of sales and the remaining $4.4 million in Operating expenses for the six months ended January 31, 2016. The Engine Products segment incurred $1.0 million and $6.0 million of restructuring charges for the three and six months ended January 31, 2016, respectively. The Industrial Products segment incurred $2.5 million of restructuring charges for the six months ended January 31, 2016. These charges consisted of one-time termination benefits from restructuring salaried and production workforce in all geographic regions, closing a production facility in Grinnell, Iowa and the abandonment and write-off of a partially completed facility in Xuzhou, China. As the Company’s restructuring actions were mainly incurred and paid in the same period, there was no material liability balance as of either of the periods presented.
Note 8. Equity Based Compensation
Stock-based compensation expense is recognized using the fair-value method for all awards. The Company determines the fair value of its option awards using the Black-Scholes option pricing model. Options granted are priced at the fair market value of the Company's stock on the date of grant. There were 888,500 stock options awarded during the six months ended January 31, 2017. The weighted average fair value for options granted during the six months ended January 31, 2017 and 2016 was $10.09 and $7.08 per share, respectively. For the three and six months ended January 31, 2017, the Company recorded pre-tax stock-based compensation expense associated with stock options of $3.8 million and $4.9 million, respectively, and recorded $1.3 million and $1.6 million, respectively, of related tax benefits. For the three and six months ended January 31, 2016, the Company recorded pre-tax stock-based compensation expense associated with stock options of $3.3 million and $4.4 million, respectively, and recorded $1.1 million and $1.4 million, respectively, of related tax benefits.
The following table summarizes stock option activity during the six months ended January 31, 2017:

	Options Outstanding	Weighted Average Exercise Price
Outstanding as of July 31, 2016	6,822,390	$30.09
Granted	888,500	$42.65
Exercised	(531,438)	$23.65
Canceled	(34,447)	$36.60
Outstanding as of January 31, 2017	7,145,005	$32.10
The total intrinsic value of options exercised during the six months ended January 31, 2017 and 2016 was $8.6 million and $4.5 million, respectively.

The following table summarizes information concerning outstanding and exercisable options as of January 31, 2017:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price of Outstanding Options	Number Exercisable	Weighted Average Exercise Price of Exercisable Options
$ 0.00 to $17.69	475,245	1.91	$17.05	475,245	$17.05
$17.70 to $23.69	1,173,588	2.17	$21.44	1,173,588	$21.44
$23.70 to $29.69	1,584,597	6.70	$28.54	985,194	$28.83
$29.70 to $35.69	1,432,395	5.35	$34.22	1,406,129	$34.27
$35.70 and above	2,479,180	8.27	$41.08	1,286,423	$40.59
	7,145,005	5.91	$32.10	5,326,579	$30.43
As of January 31, 2017, the aggregate intrinsic value of options outstanding and exercisable was $73.0 million and $63.1 million, respectively.
As of January 31, 2017, there was $10.0 million of total unrecognized compensation expense related to non-vested stock options granted under the 2010 Master Stock Incentive Plan. This unvested expense is expected to be recognized during fiscal years 2017, 2018, 2019 and 2020.
Note 9. Employee Benefit Plans
The Company and certain of its international subsidiaries have defined benefit pension plans for many of their hourly and salaried employees. There are two types of U.S. plans. The first type of U.S. plan (Hourly Pension Plan) is a traditional defined benefit pension plan primarily for production employees. The second plan (Salaried Pension Plan) is for salaried workers that provides defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit comprised of a percentage of current salary that varies with years of service, interest credits and transition credits. Effective August 1, 2013, the Company no longer allowed entrants into the U.S. Salaried Pension Plan and effective August 1, 2016, employees in this plan no longer continue to accrue Company contribution credits under the plan. Employees will instead be eligible for a 3.0% annual Company retirement contribution to their 401(k) in addition to the Company’s 401(k) match. The international plans generally provide pension benefits based on years of service and compensation level.
Net periodic benefit costs for the Company’s pension plans include the following components (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
Net periodic benefit cost:
Service cost	$2.0	$4.5	$4.1	$9.1
Interest cost	3.4	4.8	6.7	9.5
Expected return on assets	(6.6)	(7.2)	(13.2)	(14.5)
Prior service cost amortization	0.2	0.1	0.4	0.3
Actuarial loss amortization	1.8	2.1	3.6	4.3
Net periodic benefit cost	$0.8	$4.3	$1.6	$8.7
The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. For the six months ended January 31, 2017, the Company made contributions of $1.3 million to its U.S. pension plans and $0.9 million to its non-U.S. pension plans. The minimum funding requirement for the Company’s U.S. plans for fiscal 2017 is $9.7 million. Per the Pension Protection Act of 2006, this obligation can be met with existing credit balances that resulted from payments above the minimum obligation in prior years. The Company plans to utilize existing credit balances to meet the minimum obligation for fiscal 2017. The Company currently estimates that it will contribute an additional $2.4 million to its non-U.S. pension plans during the remainder of fiscal 2017.
Note 10. Income Taxes
The effective tax rate for the three and six months ended January 31, 2017 was 29.8% and 28.4%, respectively, compared to 23.0% and 25.6% for the three and six months ended January 31, 2016, respectively. The increase in the Company’s effective tax rate for the three and six months ended January 31, 2017 was primarily due to benefits recorded in the prior year from the retroactive aspects of the Protecting Americans from Tax Hikes Act of 2015, an unfavorable shift in mix of earnings between tax jurisdictions, and other discrete items.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to state and foreign income tax examinations by tax authorities for years before 2008. The United States Internal Revenue Service has completed examinations of the Company’s U.S. federal income tax returns through 2013.
As of January 31, 2017, the total unrecognized tax benefits were $17.8 million and accrued interest and penalties on these unrecognized tax benefits were $2.0 million. The Company recognizes accrued interest related to unrecognized tax benefits in income tax expense. If the Company were to prevail on all unrecognized tax benefits, substantially all of the unrecognized tax benefits would benefit the effective tax rate. With an average statute of limitations of about five years, up to $1.3 million of the unrecognized tax benefits could potentially expire in the next 12 month period unless extended by an audit. It is possible that quicker than expected settlement of either current audits, future audits or disputes would cause additional reversals of previously recorded reserves in the next 12 month period. Quantification of an estimated range and timing of future audit settlements cannot be made at this time.
Note 11. Shareholders’ Equity
The Company’s Board of Directors authorized the repurchase of up to 14.0 million shares of common stock on May 29, 2015. During the six months ended January 31, 2017, the Company repurchased 1.4 million shares for $51.8 million at an average price of $37.56 per share. As of January 31, 2017, the Company had remaining authorization to repurchase up to 9.1 million shares.
On January 27, 2017, the Company's Board of Directors declared a cash dividend in the amount of 17.5 cents per common share, paid on March 3, 2017 to stockholders of record on February 14, 2017.

Note 12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component for the three months ended January 31, 2017 and 2016 are as follows (in millions):

	Foreign Currency Translation Adjustment (a)	Pension Benefits		Derivative Financial Instruments		Total
Balance as of October 31, 2016, net of tax	$(101.7)	$(113.4)		$0.5		$(214.6)
Other comprehensive (loss) income before reclassifications and tax	(8.4)	—		0.3		(8.1)
Tax benefit (expense)	—	—		(0.1)		(0.1)
Other comprehensive (loss) income before reclassifications, net of tax	(8.4)	—		0.2		(8.2)
Reclassifications, before tax	—	2.1		(0.7)		1.4
Tax benefit (expense)	—	(0.8)		0.2		(0.6)
Reclassifications, net of tax	—	1.3	(b)	(0.5)	(c)	0.8
Other comprehensive (loss) income, net of tax	(8.4)	1.3		(0.3)		(7.4)
Balance as of January 31, 2017, net of tax	$(110.1)	$(112.1)		$0.2		$(222.0)

Balance as of October 31, 2015, net of tax	$(81.4)	$(91.6)		$(1.2)		$(174.2)
Other comprehensive (loss) income before reclassifications and tax	(18.8)	(29.7)		0.8		(47.7)
Tax benefit (expense)	—	10.7		(0.3)		10.4
Other comprehensive (loss) income before reclassifications, net of tax	(18.8)	(19.0)		0.5		(37.3)
Reclassifications, before tax	—	3.9		(0.8)		3.1
Tax benefit (expense)	—	(1.2)		0.2		(1.0)
Reclassifications, net of tax	—	2.7	(b)	(0.6)	(c)	2.1
Other comprehensive (loss) income, net of tax	(18.8)	(16.3)		(0.1)		(35.2)
Balance as of January 31, 2016, net of tax	$(100.2)	$(107.9)		$(1.3)		$(209.4)

(a)	Taxes are not provided on cumulative translation adjustments as substantially all translation adjustments relate to earnings that are intended to be indefinitely reinvested outside the U.S.

(b)
Primarily includes net amortization of prior service costs and actuarial losses included in net periodic benefit cost (see Note 9) that were reclassified from accumulated other comprehensive loss to operating expenses or cost of sales.

(c)	Relates to foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to other income, net.

Changes in accumulated other comprehensive loss by component for the six months ended January 31, 2017 and 2016 are as follows (in millions):

	Foreign Currency Translation Adjustment (a)	Pension Benefits		Derivative Financial Instruments		Total
Balance as of July 31, 2016, net of tax	$(89.3)	$(115.8)		$(0.5)		$(205.6)
Other comprehensive (loss) income before reclassifications and tax	(20.8)	—		1.9		(18.9)
Tax benefit (expense)	—	—		(0.6)		(0.6)
Other comprehensive (loss) income before reclassifications, net of tax	(20.8)	—		1.3		(19.5)
Reclassifications, before tax	—	5.5		(0.8)		4.7
Tax benefit (expense)	—	(1.8)		0.2		(1.6)
Reclassifications, net of tax	—	3.7	(b)	(0.6)	(c)	3.1
Other comprehensive (loss) income, net of tax	(20.8)	3.7		0.7		(16.4)
Balance as of January 31, 2017, net of tax	$(110.1)	$(112.1)		$0.2		$(222.0)

Balance as of July 31, 2015, net of tax	$(70.8)	$(90.6)		$(0.6)		$(162.0)
Other comprehensive (loss) income before reclassifications and tax	(29.4)	(38.8)		(0.4)		(68.6)
Tax benefit (expense)	—	14.1		0.1		14.2
Other comprehensive (loss) income before reclassifications, net of tax	(29.4)	(24.7)		(0.3)		(54.4)
Reclassifications, before tax	—	10.8		(0.5)		10.3
Tax benefit (expense)	—	(3.4)		0.1		(3.3)
Reclassifications, net of tax	—	7.4	(b)	(0.4)	(c)	7.0
Other comprehensive (loss) income, net of tax	(29.4)	(17.3)		(0.7)		(47.4)
Balance as of January 31, 2016, net of tax	$(100.2)	$(107.9)		$(1.3)		$(209.4)

(a)	Taxes are not provided on cumulative translation adjustments as substantially all translation adjustments relate to earnings that are intended to be indefinitely reinvested outside the U.S.

(b)
Primarily includes net amortization of prior service costs and actuarial losses included in net periodic benefit cost (see Note 9) that were reclassified from accumulated other comprehensive loss to operating expenses or cost of sales.

(c)	Relates to foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to other income, net.
Note 13. Guarantees
The Company and Caterpillar Inc. equally own the shares of Advanced Filtration Systems Inc. (AFSI), an unconsolidated joint venture, and guarantee certain debt of the joint venture. As of January 31, 2017, AFSI had $23.0 million of outstanding debt, of which the Company guarantees half. The Company recorded $0.3 million of earnings and a $0.1 million loss from this equity method investment during the three months ended January 31, 2017 and 2016, respectively. The Company recorded $0.9 million of earnings and a $1.2 million loss from this equity method investment during the six months ended January 31, 2017 and 2016, respectively. During the three months ended January 31, 2017 and 2016, the Company recorded royalty income of $1.4 million and $0.8 million, respectively, related to AFSI. During the six months ended January 31, 2017 and 2016, the Company recorded royalty income of $2.7 million and $2.6 million, respectively, related to AFSI.
As of January 31, 2017 and July 31, 2016, the Company had a contingent liability for standby letters of credit totaling $9.1 million and $7.3 million, respectively, that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of insurance contract terms as detailed in each letter of credit. As of January 31, 2017, there were no amounts drawn upon these letters of credit.

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
Note 15. Segment Reporting
The Company reports its business in two segments: Engine Products and Industrial Products. Segment determination is based on the internal organization structure, management of operations, and performance evaluation by management and the Company’s Board of Directors. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, such as interest income and interest expense. The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations, and sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report the operating profit and other financial information shown below. Segment detail is summarized as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
Net Sales
Engine Products segment	$361.9	$320.9	$715.7	$667.5
Industrial Products segment	188.7	196.3	387.9	387.7
Total	$550.6	$517.2	$1,103.6	$1,055.2

Earnings Before Income Taxes
Engine Products segment	$48.7	$27.4	$94.1	$63.4
Industrial Products segment	24.3	27.7	62.6	51.7
Corporate and Unallocated	(6.7)	(5.7)	(10.7)	(12.3)
Total	$66.3	$49.4	$146.0	$102.8
There were no customers that accounted for over 10% of net sales for the three or six months ended January 31, 2017 or 2016. There were no customers that accounted for over 10% of gross accounts receivable as of January 31, 2017 and July 31, 2016.
Note 16. Fair Value Measurements
As of January 31, 2017, the carrying values of cash and cash equivalents, short-term investments, accounts receivables, short-term borrowings and trade accounts payable approximate fair value because of the short-term nature of these instruments. These accounts are classified as Level 1 in the fair value hierarchy. As of January 31, 2017, the estimated fair value of debt with fixed interest rates was $377.6 million compared to its carrying value of $375.0 million. The fair value is estimated by discounting the projected cash flows using the rate that similar amounts of debt could currently be borrowed. Debt is classified as Level 2 in the fair value hierarchy.

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
Results of Operations
Three months ended January 31, 2017 compared with three months ended January 31, 2016
Operating results for the three months ended January 31, 2017 and 2016, are as follows (in millions):

	Three Months Ended January 31,
	2017		2016
Net sales	$550.6		$517.2
Cost of sales	362.7	65.9%	346.4	67.0%
Gross profit	187.9	34.1%	170.8	33.0%
Operating expenses	118.5	21.5%	117.1	22.6%
Operating income	69.4	12.6%	53.7	10.4%
Other income, net	(1.7)	(0.3)%	(1.2)	(0.2)%
Interest expense	4.8	0.9%	5.5	1.1%
Earnings before income taxes	66.3	12.0%	49.4	9.6%
Income taxes	19.8	3.6%	11.4	2.2%
Net earnings	$46.5	8.4%	$38.0	7.3%
For the three months ended January 31, 2017, net sales increased 6.4% to $550.6 million compared with the same period in the prior fiscal year. Sales increased $41.0 million, or 12.8%, in the Engine Products segment and decreased $7.6 million, or 3.9%, in the Industrial Products segment compared with the same period in the prior fiscal year. The impact of foreign currency translation during the second quarter of fiscal 2017 reduced net sales by 0.6% compared to the prior year. The Engine Products sales were driven by increases in Aftermarket Products of 20.1%, Aerospace and Defense Products of 10.1% and Off-Road Products of 9.5%, partially offset by a 28.2% decrease in sales of On-Road Products. The year-over-year improvement in the Engine Products business reflects improving business conditions combined with comparing against a low volume quarter in the prior year. Within Aftermarket Products, sales increased in all major regions as the Company benefited from growth in innovative product categories and restocking at many of its large customers. Additionally, Aftermarket Product sales included approximately $4.1 million of incremental sales from the Company's acquisition of Partmo. Sales of Aerospace and Defense Products increased in both the defense and commercial businesses, with growth of commercial sales coming from products for fixed-wing aircraft. The increase in Off-Road Product sales was driven by further stabilization in market conditions for heavy-duty off-road equipment production. On-Road Product sales continue to reflect lower production of heavy-duty trucks, primarily in the United States. The Industrial Products sales decrease was driven by declines in Gas Turbine Systems Products of 35.6% and Special Applications Products of 7.9%, partially offset by an increase in Industrial Filtration Solutions Products of 6.2%. The decrease in Gas Turbine Systems Products sales reflects the Company's strategic decision to be more selective in winning new large-turbine projects combined with customer delays at project sites. The decrease in Special Applications Products sales was due primarily to declining sales of membrane products. The increase in Industrial Filtration Sales was driven by continued strength of replacement part sales that were partially offset by declines for first-fit projects.
Cost of sales for the three months ended January 31, 2017, was $362.7 million compared with $346.4 million for the three months ended January 31, 2016, an increase of $16.3 million, or 4.7%. As a percent of net sales, cost of sales for the current quarter were 65.9%, compared to 67.0% during the prior year quarter. The decrease in cost of sales as a percentage of net sales resulted primarily from better absorption of fixed costs.
Operating expenses were $118.5 million for the quarter ended January 31, 2017, compared with $117.1 million in the prior year period. As a percent of net sales, operating expenses for the current year quarter were 21.5%, compared to 22.6% during the prior year quarter. The decrease in operating expenses as a percentage of sales was primarily due to leverage on a sales increase from the prior year, partially offset by higher compensation expense.
Other income, net was $1.7 million for the three months ended January 31, 2017, compared with $1.2 million in the same period of the prior year. The increase between the current year quarter compared to the prior year quarter was primarily due to the favorable impact of foreign exchange as compared to the same period of the prior year. Interest expense was $4.8 million for the six months ended January 31, 2017, compared with $5.5 million in the same period of the prior year. The decrease was due to lower debt levels in the current period.
The effective tax rate for the three months ended January 31, 2017, was 29.8% compared with 23.0% during the same period in the prior fiscal year. The increase in the Company’s effective tax rate for the three months ended January 31, 2017 was primarily due to benefits recorded in the prior year from the retroactive aspects of the Protecting Americans from Tax Hikes Act of 2015, an unfavorable shift in mix of earnings between tax jurisdictions, and other discrete items.
Six months ended January 31, 2017 compared with six months ended January 31, 2016
Operating results for the six months ended January 31, 2017 and 2016, are as follows (in millions):

	Six Months Ended January 31, 2017
	2017		2016
Net sales	$1,103.6		$1,055.2
Cost of sales	721.5	65.4%	706.3	66.9%
Gross profit	382.1	34.6%	348.9	33.1%
Operating expenses	236.3	21.4%	239.7	22.7%
Operating income	145.8	13.2%	109.2	10.3%
Other income, net	(9.8)	(0.9)%	(4.1)	(0.4)%
Interest expense	9.6	0.9%	10.5	1.0%
Earnings before income taxes	146.0	13.2%	102.8	9.7%
Income taxes	41.5	3.8%	26.3	2.5%
Net earnings	$104.5	9.5%	$76.5	7.2%
For the six months ended January 31, 2017, net sales increased 4.6% to $1,103.6 million compared with the same period in the prior fiscal year. Sales increased $48.2 million, or 7.2%, in the Engine Products segment and $0.2 million, or flat, in the Industrial Products segment compared with the same period in the prior fiscal year. The impact of foreign currency translation during the first six months of fiscal 2016 decreased net sales by 0.1% compared to the prior year. The increase in Engine Products sales was driven by increases in Aftermarket Products of 13.1%, Aerospace and Defense Products of 7.0% and Off-Road Products of 4.6%, partially offset by a 26.9% decrease in On-Road Products. The increase in Aftermarket Product sales was driven by growth in innovative product categories and stabilizing market conditions, including restocking at many of the Company's large customers. Additionally, Aftermarket Product sales included approximately $6.2 million of incremental sales from the Company's acquisition of Partmo. The increase in Aerospace and Defense Products was driven primarily by growth of replacement part sales. The increase in Off-Road Product sales was driven by further stabilization in market conditions for heavy-duty off-road equipment production. On-Road Product sales continue to reflect lower production of heavy-duty trucks, primarily in the United States. The Industrial Products sales increase was driven by an increase in Industrial Filtration Solutions Products of 3.0%, partially offset by declines in the Gas Turbine Systems Products of 5.9% and Special Applications Products of 4.5%. The increase in Industrial Filtration Sales was driven by continued strength of replacement part sales that were partially offset by declines for first-fit projects. The decrease in Gas Turbine Systems Products sales reflects the Company's strategic decision to be more selective in winning new large-turbine projects combined with customer delays at project sites. The decrease in Special Applications Products was driven by declining sales of disk drive and membrane products, partially offset by growth in the semi-conductor and integrated venting solutions businesses.
Cost of sales for the six months ended January 31, 2017, was $721.5 million compared with $706.3 million for the six months ended January 31, 2016, an increase of $15.2 million, or 2.1%. As a percent of net sales, cost of sales for the year were 65.4%, compared to 66.9% during the prior year. The decrease in cost of sales as a percentage of net sales resulted primarily from better absorption of fixed costs. Also contributing to the favorability was the absence of restructuring charges, compared to $4.1 million of restructuring related costs in the prior year period.
Operating expenses were $236.3 million for the six months ended January 31, 2017, compared with $239.7 million in the prior year period. As a percent of net sales, operating expenses for the current year were 21.4%, compared to 22.7% during the prior year. The fiscal 2017 year-to-date operating expense rate benefited from expense savings from leverage on a higher sales volume, expense savings from previously taken restructuring actions and expense discipline across the Company, partially offset by increased variable compensation expense. In addition, prior year operating expenses included approximately $4.4 million of costs associated with restructuring actions and $3.1 million of investigation related costs. There were no restructuring costs incurred for the six months ended January 31, 2017.
Other income, net was $9.8 million for the six months ended January 31, 2017, compared with $4.1 million in the same period of the prior year. The increase was primarily due to a $6.8 million favorable settlement of claims in an escrow account associated with general representations and warranties that had been established in connection with the Company’s acquisition of Northern Technical, L.L.C. (the "Settlement"), partially offset by the unfavorable impact of foreign currency compared to the same period of the prior year. Interest expense was $9.6 million for the six months ended January 31, 2017, compared with $10.5 million in the same period of the prior year. The decrease was due to lower debt levels in the current period.
The effective tax rate for the six months ended January 31, 2017, was 28.4% as compared to 25.6% during the same period in the prior fiscal year. The increase in the Company’s effective tax rate for the six months ended January 31, 2017 was primarily due to benefits recorded in the prior year from the retroactive aspects of the Protecting Americans from Tax Hikes Act of 2015, an unfavorable shift in mix of earnings between tax jurisdictions, and other discrete items.
Restructuring
The Company did not incur any restructuring charges during the three and six months ended January 31, 2017. The Company incurred $1.0 million and $8.5 million of restructuring charges during the three and six months ended January 31, 2016, respectively. The Company recorded $0.9 million in Cost of sales and the remaining $0.1 million in Operating expenses for three months ended January 31, 2016 and $4.1 million in Cost of sales and the remaining $4.4 million in Operating expenses for the six months ended January 31, 2016. The Engine Products segment incurred $1.0 million and $6.0 million of restructuring charges for the three and six months ended January 31, 2016, respectively. The Industrial Products segment incurred $2.5 million of restructuring charges for the six months ended January 31, 2016. These charges consisted of one-time termination benefits from restructuring salaried and production workforce in all geographic regions, closing a production facility in Grinnell, Iowa and the abandonment and write-off of a partially completed facility in Xuzhou, China. As the Company’s restructuring actions were mainly incurred and paid in the same period, there was no material liability balance as of either of the periods presented.

Operations by Segment
Following is financial information for the Company’s Engine and Industrial Products segments. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments and interest income and expense.
The following summarizes net sales and earnings before income taxes for the Engine and Industrial Products segments (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
Net Sales:
Engine Products segment	$361.9	$320.9	$715.7	$667.5
Industrial Products segment	188.7	196.3	387.9	387.7
Total	$550.6	$517.2	$1,103.6	$1,055.2

Earnings Before Income Taxes:
Engine Products segment	$48.7	$27.4	$94.1	$63.4
Industrial Products segment	24.3	27.7	62.6	51.7
Corporate and Unallocated	(6.7)	(5.7)	(10.7)	(12.3)
Total	$66.3	$49.4	$146.0	$102.8
Engine Products Segment
Following are net sales by product within the Engine Products segment (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
Net Sales Engine Products segment:
Off-Road Products	$57.6	$52.6	$112.4	$107.4
On-Road Products	23.3	32.5	49.9	68.3
Aftermarket Products	256.6	213.7	504.2	445.9
Aerospace and Defense Products	24.4	22.1	49.2	45.9
Net Sales Engine Products segment	$361.9	$320.9	$715.7	$667.5

Engine Products segment Earnings Before Income Taxes	$48.7	$27.4	$94.1	$63.4
For the three months ended January 31, 2017, worldwide Engine Products sales were $361.9 million, an increase of 12.8% from $320.9 million in the same quarter of the prior year. The increase in Engine Products sales was driven by an increase in Aftermarket Products of 20.1%, Aerospace and Defense Products of 10.1% and Off-Road Products of 9.5%, partially offset by a 28.2% decrease in On-Road Products. Within Aftermarket Products, sales increased in all major regions as the Company benefited from growth in innovation product categories and restocking at many of its large customers. Additionally, Aftermarket Product sales included approximately $4.1 million of incremental sales from the Company's acquisition of Partmo. Sales of Aerospace and Defense Products increased in both the defense and commercial businesses, with growth of commercial sales coming from products for fixed-wing aircraft. The increase in Off-Road Product sales was driven by further stabilization in market conditions for heavy-duty off-road equipment production. On-Road Product sales continue to reflect lower production of heavy-duty trucks, primarily in the United States.
For the six months ended January 31, 2017, worldwide Engine Products sales were $715.7 million, an increase of 7.2% from $667.5 million in the same period of the prior year. The increase in Engine Products sales was driven by an increase in Aftermarket Products of 13.1%, Aerospace and Defense Products of 7.0% and Off-Road Products of 4.6%, partially offset by a 26.9% decrease in On-Road Products. The increase in Aftermarket Product sales was driven by growth in innovative product categories and stabilizing market conditions, including restocking at many of the Company’s large customers. Additionally, Aftermarket Product sales included approximately $6.2 million of incremental sales from the Company's acquisition of Partmo. The increase in Aerospace and Defense Products was driven primarily by growth of replacement part sales. The increase in Off-Road Product sales was driven by further stabilization in market conditions for heavy-duty off-road equipment production. On-Road Product sales continue to reflect lower production of heavy-duty trucks, primarily in the United States.
For the three months ended January 31, 2017, earnings before income taxes as a percentage of Engine Product segment sales were 13.5%, an increase from 8.5% in the prior year period. The percentage earnings increase for the three months ended January 31, 2017, was driven by higher fixed-cost absorption and expense leverage on higher sales than the prior year. The prior year earnings before income taxes included restructuring charges of $1.0 million.
For the six months ended January 31, 2017, earnings before income taxes as a percentage of Engine Product segment sales were 13.1%, an increase from 9.5% in the prior year period. The percentage earnings increase for the six months ended January 31, 2017, was driven by higher fixed-cost absorption and expense leverage on higher sales than the prior year. The prior year earnings before income taxes included restructuring charges of $6.0 million.
Industrial Products Segment
Following are net sales by product within the Industrial Products segment (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
Net Sales Industrial Products segment:
Industrial Filtration Solutions	$127.8	$120.4	$254.2	$246.9
Gas Turbine Systems	21.2	32.8	53.7	57.0
Special Application Products	39.7	43.1	80.0	83.8
Net Sales Industrial Products segment	$188.7	$196.3	$387.9	$387.7

Industrial Products segment Earnings Before Income Taxes	$24.3	$27.7	$62.6	$51.7
For the three months ended January 31, 2017, worldwide sales in the Industrial Products segment were $188.7 million, a 3.9% decrease from $196.3 million in the same period of the prior year. The Industrial Products sales decrease was driven by decreases in Gas Turbine Systems Products of 35.6% and Special Applications Products of 7.9%, partially offset by an increase in Industrial Filtration Solutions Products of 6.2%. The decrease in Gas Turbine Systems Products sales reflects the Company's strategic decision to be more selective in winning new large-turbine projects combined with customer delays at project sites. The decrease in Special Applications Products sales was due primarily to declining sales of membrane products. The increase in Industrial Filtration Sales was driven by continued strength of replacement part sales that were partially offset by declines for first-fit projects.
For the six months ended January 31, 2017, worldwide sales in the Industrial Products segment were $387.9 million, a slight increase from $387.7 million in the same period of the prior year. The Industrial Products sales increase was driven by an increase in Industrial Filtration Solutions Products of 3.0% partially offset by decreases in Gas Turbine Systems Products of 5.9% and Special Applications Products of 4.5%. The increase in Industrial Filtration Sales was driven by continued strength of replacement part sales that were partially offset by declines for first-fit projects. The decrease in Gas Turbine Systems Products sales reflects the Company's strategic decision to be more selective in winning new large-turbine projects combined with customer delays at project sites. The decrease in Special Applications Products was driven by declining sales of disk drive and membrane products, partially offset by growth in the semi-conductor and integrated venting solutions businesses.
For the three months ended January 31, 2017, Industrial Products' earnings before income taxes as a percentage of sales were 12.9%, a decrease from 14.1% in the prior year period. The percentage earnings decrease for the three months ended January 31, 2017, was driven by under absorption on lower sales and mix of products within the business.
For the six months ended January 31, 2017, Industrial Products' earnings before income taxes as a percentage of sales were 16.1%, an increase from 13.3% in the prior year period. The percentage earnings increase for the six months ended January 31, 2017, was driven by the $6.8 million benefit from the Settlement as well as benefits of previous restructuring actions in the current year period as well as the impact of restructuring charges included in the prior year period, partially offset by under absorption on lower sales and mix of products within the business. The prior year earnings before income taxes included restructuring charges of $2.5 million.

Liquidity and Capital Resources
During the six months ended January 31, 2017, $164.3 million of cash was generated from operating activities, compared to $109.3 million in the same period in the prior fiscal year. The increase in cash generated from operating activities of $55.0 million was primarily attributable to a $28.0 million increase in net earnings and a favorable year-over-year change in the Company's net working capital.
The accounts receivable balance as of January 31, 2017, was $408.4 million, a decrease of $44.0 million from $452.4 million as of July 31, 2016. The decrease is a result of higher revenues in the fourth quarter of fiscal 2016 as compared to the three months ended January 31, 2017. Days sales outstanding was 67 days and 68 days as of January 31, 2017 and July 31, 2016, respectively. Days sales outstanding is calculated using the count back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
The inventory balance as of January 31, 2017, was $260.4 million, an increase of $26.3 million from $234.1 million as of July 31, 2016 driven primarily by small increases at various distribution locations to meet customer demand. Inventory turns were 4.3 times per year as of January 31, 2017, compared to 4.5 times per year as of July 31, 2016. Inventory turns are calculated by taking the inventoriable portion of cost of goods sold for the trailing three month period divided by the average gross inventory value over the prior four month period.
During fiscal 2017, the Company repurchased 1.4 million shares of treasury stock for $51.8 million, paid $46.3 million in dividends, made $25.0 million in capital investments and completed an acquisition for $10.9 million.
At the end of the second quarter, the Company held $296.3 million in cash and cash equivalents, up from $243.2 million as of July 31, 2016. The amount of unused lines of credit as of January 31, 2017, was approximately $496.9 million. Long-term debt was $297.8 million as of January 31, 2017, a decrease from $350.2 million as of July 31, 2016 as $50.0 million has converted to current maturities of long-term debt. Long-term debt represented 27.6% of total long-term capital as of January 31, 2017, defined as long-term debt plus total shareholders’ equity, compared to 31.2% as of July 31, 2016.
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
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. In addition, the Company wishes to advise readers that the factors listed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended July 31, 2016, as well as other factors, could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed. These factors include, but are not limited to, world economic and industrial market conditions; the Company's ability to maintain certain competitive advantages over competitors; pricing pressures; the Company's ability to protect and enforce its intellectual property rights; the Company's dependence on global operations; customer concentration in certain cyclical industries; commodity availability and pricing; the implementation of new information technology systems; information security and data breaches; foreign currency fluctuations; governmental laws and regulations; changes in tax laws, regulations and results of examinations; the Company's ability to attract and retain key personnel; changes in capital and credit markets; execution of the Company's acquisition strategy; the possibility of goodwill or intangible asset impairment; execution of restructuring plans; the Company's ability to maintain an effective system of internal control over financial reporting and other factors included in Item 1A of the Company’s Annual Report on Form 10-K for the year ended July 31, 2016. The Company makes these statements as of the date of this disclosure, and undertakes no obligation to update them unless otherwise required by law.

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
Repurchases of Equity Securities
The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the three months ended January 31, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
November 1 - November 30, 2016	10,099	$36.03	—	9,373,842
December 1 - December 31, 2016	—	—	—	9,373,842
January 1 - January 31, 2017	250,000	41.96	250,000	9,123,842
Total	260,099	$41.73	250,000

(1) On May 29, 2015, the Company announced that the Board of Directors authorized the repurchase of up to 14.0 million shares of common stock. This repurchase authorization, which is effective until terminated by the Board of Directors, replaced the existing authority for repurchase of 15.0 million shares of common stock that was authorized on September 27, 2013. There were no repurchases of common stock made outside of the Company's current repurchase authorization during the three months ended January 31, 2017. However, the "Total Number of Shares Purchased" column of the table above includes 10,099 previously owned shares tendered by option holders in payment of the exercise price of options during the quarter. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding of taxes due as a result of exercising stock options or payment of equity-based awards.

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

*4-A – Preferred Stock Amended and Restated Rights Agreement between Registrant and Wells Fargo Bank, N.A., as Rights Agent, dated as of January 27, 2006 (Filed as Exhibit 4-A to 2011 Form 10-K Report)

31-A – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31-B – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 – Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 – The following information from the Donaldson Company, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2017, as filed with the Securities and Exchange Commission, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

DONALDSON COMPANY, INC.
(Registrant)

Date: March 8, 2017	By:	/s/ Tod E. Carpenter
Tod E. Carpenter President and Chief Executive Officer (duly authorized officer)

Date: March 8, 2017	By:	/s/ Scott J. Robinson
Scott J. Robinson Vice President, Chief Financial Officer (principal financial officer)

Date: March 8, 2017	By:	/s/ Melissa A. Osland
Melissa A. Osland Corporate Controller (principal accounting officer)