Form 10-Q
period 2017-04-30
DONALDSON CO INC
filed 2017-06-07
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2017 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.
Commission File Number 1-7891
DONALDSON COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1400 West 94th Street
Minneapolis, Minnesota 55431
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (952) 887-3131
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes ☐No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $5 Par Value - 131,085,470 shares as of May 31, 2017.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
Net sales	$608.2	$571.3	$1,711.8	$1,626.5
Cost of sales	396.7	374.7	1,118.2	1,081.0
Gross profit	211.5	196.6	593.6	545.5
Operating expenses	123.0	121.7	359.3	361.4
Operating income	88.5	74.9	234.3	184.1
Other income, net	(0.6)	(2.5)	(10.4)	(6.6)
Interest expense	4.8	5.3	14.4	15.8
Earnings before income taxes	84.3	72.1	230.3	174.9
Income taxes	24.2	17.3	65.7	43.6
Net earnings	$60.1	$54.8	$164.6	$131.3

Weighted average shares - basic	132.5	133.9	133.0	133.8
Weighted average shares - diluted	134.1	134.7	134.4	134.7
Net earnings per share - basic	$0.45	$0.41	$1.24	$0.98
Net earnings per share - diluted	$0.45	$0.41	$1.23	$0.97
Cash dividends paid per share	$0.175	$0.170	$0.525	$0.510

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
Net earnings	$60.1	$54.8	$164.6	$131.3
Foreign currency translation gain (loss)	10.7	31.2	(10.1)	1.8
Net gain (loss) on hedging derivatives, net of deferred taxes of $0.1, $0.1, $(0.3) and $0.3, respectively	0.2	(0.2)	0.9	(0.9)
Pension and postretirement liability adjustment, net of deferred taxes of $(0.5), $(3.6), $(2.3) and $7.1, respectively	0.5	8.2	4.2	(9.1)
Total comprehensive income	$71.5	$94.0	$159.6	$123.1

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	April 30, 2017	July 31, 2016
Assets
Current assets
Cash and cash equivalents	$295.9	$243.2
Accounts receivable, less allowance of $9.1 and $8.6	459.2	452.4
Inventories, net	272.8	234.1
Prepaids and other current assets	56.1	80.0
Total current assets	1,084.0	1,009.7
Property, plant, and equipment, at cost	1,184.2	1,150.6
Less accumulated depreciation	(721.7)	(680.8)
Property, plant, and equipment, net	462.5	469.8
Goodwill	229.6	229.3
Intangible assets, net	38.5	38.5
Deferred income taxes	35.4	7.8
Other long-term assets	30.3	31.9
Total assets	$1,880.3	$1,787.0

Liabilities and shareholders' equity
Current liabilities
Short-term borrowings	$206.3	$165.5
Current maturities of long-term debt	100.6	51.2
Trade accounts payable	179.0	143.3
Other current liabilities	169.0	183.8
Total current liabilities	654.9	543.8
Long-term debt	298.1	350.2
Deferred income taxes	3.2	3.1
Other long-term liabilities	122.1	118.5
Total liabilities	1,078.3	1,015.6

Commitments and contingencies (Note 14)

Shareholders' equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued	758.2	758.2
Retained earnings	1,020.5	905.1
Non-controlling interest	4.3	4.0
Stock compensation plans	15.4	16.7
Accumulated other comprehensive loss	(210.6)	(205.6)
Treasury stock, 20,587,579 and 18,750,503 shares, at cost	(785.8)	(707.0)
Total shareholders' equity	802.0	771.4
Total liabilities and shareholders' equity	$1,880.3	$1,787.0

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended April 30,
	2017	2016
Operating Activities
Net earnings	$164.6	$131.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	55.8	55.9
Changes in operating assets and liabilities, excluding effect of acquisition	1.5	(0.1)
Tax benefit of equity plans	(4.1)	(1.8)
Stock compensation plan expense	7.5	6.0
Deferred taxes	(2.0)	0.2
Other, net	0.8	10.4
Net cash provided by operating activities	224.1	201.9

Investing Activities
Net expenditures on property, plant, and equipment	(41.2)	(59.4)
Proceeds from sale of short-term investments	—	28.0
Acquisitions, net of cash acquired	(10.9)	(12.9)
Net cash used in investing activities	(52.1)	(44.3)

Financing Activities
Purchase of treasury stock	(110.4)	(68.0)
Repayments of long-term debt	(0.7)	(1.1)
Change in short-term borrowings	41.4	24.8
Dividends paid	(69.5)	(67.9)
Tax benefit of equity plans	4.1	1.8
Exercise of stock options	17.4	8.9
Net cash used in financing activities	(117.7)	(101.5)
Effect of exchange rate changes on cash	(1.6)	1.4
Increase in cash and cash equivalents	52.7	57.5
Cash and cash equivalents, beginning of year	243.2	189.9
Cash and cash equivalents, end of period	$295.9	$247.4

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of earnings, comprehensive income, financial position and cash flows have been included and are of a normal recurring nature. Operating results for the three and nine month periods ended April 30, 2017, are not necessarily indicative of the results that may be expected for future periods. The year-end condensed balance sheet data was derived from the Company's audited financial statements but does not include all disclosures required by U.S. GAAP. For further information, refer to the Audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2016.
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
In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which amended guidance requiring the issuance of debt costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the amount of the debt liability, consistent with debt discounts and premiums. This accounting guidance was effective for the Company beginning in the first quarter of fiscal 2017. The adoption of ASU 2015-03 was applied retrospectively and resulted in a reclassification of $1.6 million of debt issuance costs from other long term assets to long term debt on the July 31, 2016 balance sheet. The balance sheet as of April 30, 2017 is also presented in accordance with the guidance of this new standard.
In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 850): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (ASU 2015-07), which amended guidance requiring a company to categorize investments for which fair values are measured using the net asset value (NAV) per share practical expedient. ASU 2015-07 also limits the disclosures to investments for which the entity has elected to measure the fair value using the practical expedient. This accounting guidance was effective for the Company beginning in the first quarter of fiscal 2017. ASU 2015-07 will only affect the Company's disclosures in the Annual Report on Form 10-K beginning with the fiscal year ended July 31, 2017.
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which amends (Topic 805) Business Combinations (ASU 2015-16). This ASU requires that acquiring entities recognize measurement period adjustments in the reporting period the amounts are determined, including earnings adjustments that would have been recorded in previous periods if the adjustments were known at the acquisition date. Acquiring entities are no longer required to retrospectively adjust amounts in comparative periods. The adjustment amounts and reasons are still disclosed. This accounting guidance was effective for the Company beginning in the first quarter of fiscal 2017 and it did not have an impact on its consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which amended the guidance requiring companies to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. This accounting guidance simplifies the presentation of deferred income taxes, such that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2018. Early adoption is permitted. The Company adopted this accounting guidance prospectively beginning in the first quarter for fiscal 2017 which affected the Company's classification of deferred tax assets and liabilities as of April 30, 2017. Consistent with the prospective method of adopting this new standard, the Company has not reclassified deferred tax assets and liabilities on its July 31, 2016 consolidated balance sheet.
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

Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted ASU 2017-04 in the third quarter of fiscal 2017 with the annual goodwill impairment tests. The adoption of ASU 2017-04 did not have an impact on the Company's consolidated financial statements.
New Accounting Standards Not Yet Adopted In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill a contract. In 2016, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12 and ASU 2016-20 to clarify, among other things, the implementation guidance related to principal versus agent considerations, identifying performance obligations, and accounting for licenses of intellectual property. This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2019. Early adoption is permitted. The amendments in this update are to be applied on a retrospective basis, either to each prior reporting period presented or by presenting the cumulative effect of applying the update recognized at the date of initial application. The Company is evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (ASU 2015-11), which amended the guidance requiring companies not using the last-in, first-out (LIFO) method to measure inventory at the lower of cost and net realizable value rather than the lower of cost or market. This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2018. Early adoption is permitted. The Company does not expect the adoption of ASU 2015-11 will have a significant impact on its consolidated financial statements.
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
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715) (ASU 2017-07). The new guidance requires employers to disaggregate and present separately the current service cost component from the other components of net benefit cost within the consolidated statement of operations. ASU 2017-07 is effective for the Company beginning in the first quarter of fiscal 2019. Early adoption is permitted. The Company is evaluating the impact of the adoption of ASU 2017-07 on its consolidated statement of operations.
In May 2017, the FASB issued 2017-09, Compensation - Stock Compensation (Topic 718) (ASU 2017-09). The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for the Company beginning in the first quarter of fiscal 2019. Early adoption is permitted. The Company is evaluating the impact of the adoption of ASU 2017-09 on its consolidated statement of operations.
Note 2. Acquisitions
On August 31, 2016, the Company acquired the net assets of Industrias Partmo S.A. (Partmo) in Colombia. Partmo is a leading manufacturer of replacement air, lube and fuel filters in Colombia for medium and heavy duty engines. The Company believes that Partmo is an excellent strategic fit with its existing engine aftermarket business. The acquisition allows the Company to leverage Partmo’s well-recognized brand of replacement filters in South America.The total purchase price was $12.1 million, of which $10.9 million was paid at closing and $1.2 million will be paid in equal installments over the next three years subject to the satisfaction of certain representations and warranties. The purchase price allocation is preliminary pending the outcome of the final valuation. Pro forma financial results are not presented as the results of the acquisition are not material to the Company’s financial results.
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
On May 1, 2017, the Company acquired Hy-Pro Corporation (Hy-Pro). Hy-Pro designs and manufactures filtration systems and replacement filters for stationary hydraulic and industrial lubrication applications. Hy-Pro has manufacturing locations in Anderson, Indiana and Vancouver, Washington and has 110 employees. Hy-Pro generates annual revenue of approximately $25.0 million through sales of filtration systems and replacement parts for a wide range of industries, including manufacturing, metals processing and power generation.
Note 3. Inventories
The components of inventory as of April 30, 2017 and July 31, 2016, are as follows (in millions):

	April 30, 2017	July 31, 2016
Raw materials	$81.5	$92.5
Work in process	24.4	18.4
Finished products	166.9	123.2
Total inventories	$272.8	$234.1
Note 4. Net Earnings Per Share
The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices were greater than the average market price of the Company’s common stock during those periods. Options excluded from the diluted net earnings per share calculation were zero and 1.6 million for the three and nine months ended April 30, 2017, respectively. For the three and nine months ended April 30, 2016, there were 3.2 million options excluded from the diluted net earnings per share calculation.
Basic and diluted net earnings per share were calculated using the following (in millions, except per share amounts):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
Net earnings	$60.1	$54.8	$164.6	$131.3
Weighted average common shares outstanding:
Basic	132.5	133.9	133.0	133.8
Dilutive impact of share based awards	1.6	0.8	1.4	0.9
Diluted	134.1	134.7	134.4	134.7

Net earnings per share - basic	$0.45	$0.41	$1.24	$0.98
Net earnings per share - diluted	$0.45	$0.41	$1.23	$0.97
Note 5. Goodwill and Other Intangible Assets
Goodwill is assessed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company performed its annual impairment assessment during the third quarter of fiscal 2017. The results of this assessment showed that the estimated fair values of the reporting units to which goodwill is assigned continued to exceed the corresponding carrying values of the respective reporting units resulting in no goodwill impairment. Of the Company's five reporting units that contain goodwill, the estimated fair values during its annual third quarter fiscal 2017 impairment tests exceeded the respective carrying values by at least 60% for all but one reporting unit. The Company's Gas Turbine Systems (GTS) reporting unit has the lowest amount of excess fair value over the carrying value at 15%.
Goodwill associated with the GTS reporting unit was $60.4 million as of the annual assessment and is included in the Industrial Products segment. The Company completed its GTS goodwill impairment assessment via a methodology whereby the Company uses a weighting of each of the fair values as determined under the market approach model and a discounted cash flow model based on management's judgments and assumptions to determine the estimated fair value of the reporting unit. Based on the results of this assessment, the Company concluded the estimated fair value of the GTS reporting unit exceeded the respective carrying amount of the reporting unit by approximately 15%.
In determining the estimated fair value of the GTS reporting unit, the Company used the public company method, a market approach using an estimate based on prices investors are paying for the stocks of similar, publically traded comparable companies. The Company also used the income approach, a valuation technique using an estimate of future cash flows from the reporting unit's financial forecast. The Company is using a combination of the income and market approach. A terminal growth rate of 3.0% and a discount rate of 11.5% were used reflecting the relative risk of achieving cash flows as well as any other specific risks or factors related to the GTS reporting unit. The Company believes the assumptions used in its discounted cash flow analysis are appropriate and result in reasonable estimate of the reporting unit's fair value. The Company performed a sensitivity analysis to determine how the assumptions made impact the results of the impairment test under this valuation approach. Holding all other assumptions constant, zero revenue growth for fiscal years 2019-2026 would result in an indication of impairment. Additionally, a decrease in the residual growth rate of 3.0% to zero or an increase in the discount rate by 1.5% or more would result in an indication of impairment. While these projections supported no impairment of goodwill of this reporting unit as of March 31, 2017, given the sensitivities to the assumptions used in the calculations of the estimated cash flows, it is possible that impairment could be incurred in the future. The Company will continue to monitor results and expected cash flows in the future to assess whether goodwill impairment in the GTS reporting unit may be necessary.
The following is a reconciliation of goodwill for the nine months ended April 30, 2017 (in millions):

	Engine Products	Industrial Products	Total Goodwill
Balance as of July 31, 2016	$77.3	$152.0	$229.3
Goodwill acquired	1.1	—	1.1
Foreign exchange translation	(0.1)	(0.7)	(0.8)
Balance as of April 30, 2017	$78.3	$151.3	$229.6
As of April 30, 2017 and July 31, 2016, intangible assets, net were $38.5 million and $38.5 million, respectively. Intangible assets increased during the year due to the acquisition of Partmo, which generated intangibles of $4.7 million, which was offset by amortization of $4.3 million and a $0.4 million foreign exchange translation decrease. The Partmo intangibles consist of customer relationships with a 20 year useful life and trademarks and tradenames with a 10 year useful life. Refer to Note 2 for further discussion of the Partmo acquisition.
Note 6. Warranty
The Company estimates warranty expense using quantitative measures based on historical warranty claim experience and evaluation of specific customer warranty issues. Following is a reconciliation of warranty reserves for the nine months ended April 30, 2017 and 2016 (in millions):

	Nine Months Ended April 30,
	2017	2016
Beginning balance	$11.9	$8.6
Accruals for warranties issued during the reporting period	2.5	2.9
Accruals related to pre-existing warranties (including changes in estimates)	4.1	2.9
Less settlements made during the period	(3.0)	(2.6)
Ending balance	$15.5	$11.8
There were no individually material specific warranty matters accrued for in the nine months ended April 30, 2017 or 2016. The Company’s warranty matters are not expected to have a material impact on its results of operations, liquidity or financial position.

Note 7. Restructuring Charges
The Company did not incur any restructuring charges during the three and nine months ended April 30, 2017. The Company incurred $4.1 million and $12.6 million of restructuring charges during the three and nine months ended April 30, 2016, respectively. The Company recorded $0.8 million in Cost of sales and the remaining $3.3 million in Operating expenses for three months ended April 30, 2016 and $4.9 million in Cost of sales and the remaining $7.7 million in Operating expenses for the nine months ended April 30, 2016. The Engine Products segment incurred $1.2 million and $7.2 million of restructuring charges for the three and nine months ended April 30, 2016, respectively. The Industrial Products segment incurred $2.9 million and $5.4 million of restructuring charges for the three and nine months ended April 30, 2016. These charges consisted of one-time termination benefits from restructuring salaried and production workforce in all geographic regions, closing a production facility in Grinnell, Iowa and the abandonment and write-off of a partially completed facility in Xuzhou, China. As the Company’s restructuring actions were mainly incurred and paid in the same period, there was no material liability balance as of either of the periods presented.
Note 8. Equity Based Compensation
Stock-based compensation expense is recognized using the fair-value method for all awards. The Company determines the fair value of its option awards using the Black-Scholes option pricing model. Options granted are priced at the fair market value of the Company's stock on the date of grant. There were 888,500 stock options awarded during the nine months ended April 30, 2017. The weighted average fair value for options granted during the nine months ended April 30, 2017 and 2016 was $10.09 and $7.10 per share, respectively. For the three and nine months ended April 30, 2017, the Company recorded pre-tax stock-based compensation expense associated with stock options of $1.3 million and $6.2 million, respectively, and recorded $0.3 million and $1.9 million, respectively, of related tax benefits. For the three and nine months ended April 30, 2016, the Company recorded pre-tax stock-based compensation expense associated with stock options of $1.2 million and $5.6 million, respectively, and recorded $0.3 million and $1.7 million, respectively, of related tax benefits.
The following table summarizes stock option activity during the nine months ended April 30, 2017:

	Options Outstanding	Weighted Average Exercise Price
Outstanding as of July 31, 2016	6,822,390	$30.09
Granted	888,500	$42.65
Exercised	(776,477)	$23.87
Canceled	(38,530)	$36.14
Outstanding as of April 30, 2017	6,895,883	$32.37
The total intrinsic value of options exercised during the nine months ended April 30, 2017 and 2016 was $13.8 million and $7.4 million, respectively.
The following table summarizes information concerning outstanding and exercisable options as of April 30, 2017:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price of Outstanding Options	Number Exercisable	Weighted Average Exercise Price of Exercisable Options
$ 0.00 to $17.69	438,163	1.67	$17.04	438,163	$17.04
$17.70 to $23.69	1,027,308	2.07	$21.34	1,027,308	$21.34
$23.70 to $29.69	1,562,254	6.46	$28.54	965,516	$28.84
$29.70 to $35.69	1,405,562	5.12	$34.22	1,387,831	$34.25
$35.70 and above	2,462,596	8.03	$41.09	1,283,757	$40.59
	6,895,883	5.79	$32.37	5,102,575	$30.74
As of April 30, 2017, the aggregate intrinsic value of options outstanding and exercisable was $95.9 million and $79.3 million, respectively.
As of April 30, 2017, there was $8.7 million of total unrecognized compensation expense related to non-vested stock options granted under the 2010 Master Stock Incentive Plan. This unvested expense is expected to be recognized during fiscal years 2017, 2018, 2019 and 2020.

Note 9. Employee Benefit Plans
The Company and certain of its international subsidiaries have defined benefit pension plans for many of their hourly and salaried employees. There are two types of U.S. plans. The first type of U.S. plan (Hourly Pension Plan) is a traditional defined benefit pension plan primarily for production employees. The second plan (Salaried Pension Plan) is for salaried workers that provides defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit comprised of a percentage of current salary that varies with years of service, interest credits and transition credits. Effective August 1, 2013, the Company no longer allowed entrants into the U.S. Salaried Pension Plan. Effective August 1, 2016, employees in this plan no longer continue to accrue Company contribution credits under the plan. Employees will instead be eligible for a 3.0% annual Company retirement contribution to their 401(k) in addition to the Company’s normal 401(k) match. The international plans generally provide pension benefits based on years of service and compensation level.
Net periodic benefit costs for the Company’s pension plans include the following components (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
Net periodic benefit cost:
Service cost	$2.0	$4.7	$6.2	$13.8
Interest cost	3.4	4.8	10.1	14.3
Expected return on assets	(6.6)	(7.2)	(19.8)	(21.7)
Prior service cost amortization	0.2	0.1	0.4	0.4
Actuarial loss amortization	1.8	2.1	5.4	6.4
Net periodic benefit cost	$0.8	$4.5	$2.3	$13.2
The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. For the nine months ended April 30, 2017, the Company made contributions of $1.5 million to its U.S. pension plans and $1.2 million to its non-U.S. pension plans. The minimum funding requirement for the Company’s U.S. plans for fiscal 2017 is $9.7 million. Per the Pension Protection Act of 2006, this obligation can be met with existing credit balances that resulted from payments above the minimum obligation in prior years. The Company plans to utilize existing credit balances to meet the minimum obligation for fiscal 2017. The Company currently estimates that it will contribute an additional $2.0 million to its non-U.S. pension plans during the remainder of fiscal 2017.
Note 10. Income Taxes
The effective tax rate for the three and nine months ended April 30, 2017 was 28.7% and 28.5%, respectively, compared to 24.0% and 24.9% for the three and nine months ended April 30, 2016, respectively. The increase in the Company’s effective tax rate for the three and nine months ended April 30, 2017 was primarily due to a $3.0 million tax benefit recorded in the third quarter of the prior year associated with the favorable settlement of tax audits, and an increase in the Company's tax rate driven by an unfavorable shift in mix of earnings between tax jurisdictions.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to state and foreign income tax examinations by tax authorities for years before 2008. The United States Internal Revenue Service has completed examinations of the Company’s U.S. federal income tax returns through 2013.
As of April 30, 2017, the total unrecognized tax benefits were $18.7 million and accrued interest and penalties on these unrecognized tax benefits were $2.2 million. The Company recognizes accrued interest related to unrecognized tax benefits in income tax expense. If the Company were to prevail on all unrecognized tax benefits, substantially all of the unrecognized tax benefits would benefit the effective tax rate. With an average statute of limitations of about five years, up to $2.2 million of the unrecognized tax benefits could potentially expire in the next 12 month period unless extended by an audit. It is possible that quicker than expected settlement of either current audits, future audits or disputes would cause additional reversals of previously recorded reserves in the next 12 month period. Quantification of an estimated range and timing of future audit settlements cannot be made at this time.
Note 11. Shareholders’ Equity
The Company’s Board of Directors authorized the repurchase of up to 14.0 million shares of common stock on May 29, 2015. During the three months ended April 30, 2017, the Company repurchased 1.3 million shares for $58.6 million at an average price of $45.07 per share. During the nine months ended April 30, 2017, the Company repurchased 2.7 million shares for $110.4 million at an average price of $41.20 per share. As of April 30, 2017, the Company had remaining authorization to repurchase up to 7.8 million shares.
On May 24, 2017, the Company's Board of Directors declared a cash dividend in the amount of 17.5 cents per common share, payable June 28, 2017, to shareholders of record as of June 12, 2017.
Note 12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component for the three months ended April 30, 2017 and 2016 are as follows (in millions):

	Foreign Currency Translation Adjustment (a)	Pension Benefits		Derivative Financial Instruments		Total
Balance as of January 31, 2017, net of tax	$(110.1)	$(112.1)		$0.2		$(222.0)
Other comprehensive income (loss) before reclassifications and tax	10.7	—		0.6		11.3
Tax benefit (expense)	—	—		—		—
Other comprehensive (loss) income before reclassifications, net of tax	10.7	—		0.6		11.3
Reclassifications, before tax	—	1.0		(0.5)		0.5
Tax benefit (expense)	—	(0.5)		0.1		(0.4)
Reclassifications, net of tax	—	0.5	(b)	(0.4)	(c)	0.1
Other comprehensive (loss) income, net of tax	10.7	0.5		0.2		11.4
Balance as of April 30, 2017, net of tax	$(99.4)	$(111.6)		$0.4		$(210.6)

Balance as of January 31, 2016, net of tax	$(100.2)	$(107.9)		$(1.3)		$(209.4)
Other comprehensive (loss) income before reclassifications and tax	31.2	10.5		—		41.7
Tax benefit (expense)	—	(3.0)		—		(3.0)
Other comprehensive (loss) income before reclassifications, net of tax	31.2	7.5		—		38.7
Reclassifications, before tax	—	1.3		(0.3)		1.0
Tax benefit (expense)	—	(0.6)		0.1		(0.5)
Reclassifications, net of tax	—	0.7	(b)	(0.2)	(c)	0.5
Other comprehensive (loss) income, net of tax	31.2	8.2		(0.2)		39.2
Balance as of April 30, 2016, net of tax	$(69.0)	$(99.7)		$(1.5)		$(170.2)

(a)	Taxes are not provided on cumulative translation adjustments as substantially all translation adjustments relate to earnings that are intended to be indefinitely reinvested outside the U.S.

(b)
Primarily includes net amortization of prior service costs and actuarial losses included in net periodic benefit cost (see Note 9) that were reclassified from accumulated other comprehensive loss to operating expenses or cost of sales.

(c)	Relates to foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to other income, net.

Changes in accumulated other comprehensive loss by component for the nine months ended April 30, 2017 and 2016 are as follows (in millions):

	Foreign Currency Translation Adjustment (a)	Pension Benefits		Derivative Financial Instruments		Total
Balance as of July 31, 2016, net of tax	$(89.3)	$(115.8)		$(0.5)		$(205.6)
Other comprehensive (loss) income before reclassifications and tax	(10.1)	—		2.5		(7.6)
Tax benefit (expense)	—	—		(0.6)		(0.6)
Other comprehensive (loss) income before reclassifications, net of tax	(10.1)	—		1.9		(8.2)
Reclassifications, before tax	—	6.5		(1.3)		5.2
Tax benefit (expense)	—	(2.3)		0.3		(2.0)
Reclassifications, net of tax	—	4.2	(b)	(1.0)	(c)	3.2
Other comprehensive (loss) income, net of tax	(10.1)	4.2		0.9		(5.0)
Balance as of April 30, 2017, net of tax	$(99.4)	$(111.6)		$0.4		$(210.6)

Balance as of July 31, 2015, net of tax	$(70.8)	$(90.6)		$(0.6)		$(162.0)
Other comprehensive (loss) income before reclassifications and tax	1.8	(28.3)		(0.4)		(26.9)
Tax benefit (expense)	—	11.1		0.1		11.2
Other comprehensive (loss) income before reclassifications, net of tax	1.8	(17.2)		(0.3)		(15.7)
Reclassifications, before tax	—	12.1		(0.8)		11.3
Tax benefit (expense)	—	(4.0)		0.2		(3.8)
Reclassifications, net of tax	—	8.1	(b)	(0.6)	(c)	7.5
Other comprehensive (loss) income, net of tax	1.8	(9.1)		(0.9)		(8.2)
Balance as of April 30, 2016, net of tax	$(69.0)	$(99.7)		$(1.5)		$(170.2)

(a)	Taxes are not provided on cumulative translation adjustments as substantially all translation adjustments relate to earnings that are intended to be indefinitely reinvested outside the U.S.

(b)
Primarily includes net amortization of prior service costs and actuarial losses included in net periodic benefit cost (see Note 9) that were reclassified from accumulated other comprehensive loss to operating expenses or cost of sales.

(c)	Relates to foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to other income, net.
Note 13. Guarantees
The Company and Caterpillar Inc. equally own the shares of Advanced Filtration Systems Inc. (AFSI), an unconsolidated joint venture, and guarantee certain debt of the joint venture. As of April 30, 2017, AFSI had $28.6 million of outstanding debt, of which the Company guarantees half. The Company recorded $0.7 million and $0.2 million of earnings from this equity method investment during the three months ended April 30, 2017 and 2016, respectively. The Company recorded $1.6 million of earnings and a $1.0 million loss from this equity method investment during the nine months ended April 30, 2017 and 2016, respectively. During the three months ended April 30, 2017 and 2016, the Company recorded royalty income of $1.6 million and $1.3 million, respectively, related to AFSI. During the nine months ended April 30, 2017 and 2016, the Company recorded royalty income of $4.3 million and $3.9 million, respectively, related to AFSI.
As of April 30, 2017 and July 31, 2016, the Company had a contingent liability for standby letters of credit totaling $9.1 million and $7.3 million, respectively, that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of contract terms as detailed in each letter of credit. As of April 30, 2017, there were no amounts drawn upon these letters of credit.

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
Net Sales
Engine Products segment	$405.6	$357.3	$1,121.4	$1,024.8
Industrial Products segment	202.6	214.0	590.4	601.7
Total	$608.2	$571.3	$1,711.8	$1,626.5

Earnings Before Income Taxes
Engine Products segment	$63.1	$48.7	$157.2	$112.1
Industrial Products segment	31.9	29.9	94.5	81.6
Corporate and Unallocated	(10.7)	(6.5)	(21.4)	(18.8)
Total	$84.3	$72.1	$230.3	$174.9
There were no customers that accounted for over 10% of net sales for the three or nine months ended April 30, 2017 or 2016. There were no customers that accounted for over 10% of gross accounts receivable as of April 30, 2017 or July 31, 2016.
Note 16. Fair Value Measurements
As of April 30, 2017, the carrying values of cash and cash equivalents, short-term investments, accounts receivables, short-term borrowings and trade accounts payable approximate fair value because of the short-term nature of these instruments. These accounts are classified as Level 1 in the fair value hierarchy. As of April 30, 2017, the estimated fair value of debt with fixed interest rates was $381.1 million compared to its carrying value of $375.0 million. The fair value is estimated by discounting the projected cash flows using the rate that similar amounts of debt could currently be borrowed. Debt is classified as Level 2 in the fair value hierarchy.

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
Results of Operations
Three months ended April 30, 2017 compared with three months ended April 30, 2016
Operating results for the three months ended April 30, 2017 and 2016, are as follows (in millions):

	Three Months Ended April 30,
	2017	% of sales	2016	% of sales
Net sales	$608.2		$571.3
Cost of sales	396.7	65.2%	374.7	65.6%
Gross profit	211.5	34.8%	196.6	34.4%
Operating expenses	123.0	20.2%	121.7	21.3%
Operating income	88.5	14.5%	74.9	13.1%
Other income, net	(0.6)	(0.1)%	(2.5)	(0.4)%
Interest expense	4.8	0.8%	5.3	0.9%
Earnings before income taxes	84.3	13.9%	72.1	12.6%
Income taxes	24.2	4.0%	17.3	3.0%
Net earnings	$60.1	9.9%	$54.8	9.6%
For the three months ended April 30, 2017, net sales increased 6.5% to $608.2 million compared with the same period in the prior fiscal year. Sales increased $48.3 million, or 13.5%, in the Engine Products segment and decreased $11.4 million, or 5.3%, in the Industrial Products segment compared with the same period in the prior fiscal year. The impact of foreign currency translation during the third quarter of fiscal 2017 reduced net sales by 1.2% compared to the prior year. Refer to the Operations by Segment section for further discussion on the Engine and Industrial Product segments.
Cost of sales for the three months ended April 30, 2017, was $396.7 million compared with $374.7 million for the three months ended April 30, 2016, an increase of $22.0 million, or 5.9%. As a percent of net sales, cost of sales for the current quarter were 65.2%, compared to 65.6% during the prior year quarter. The prior year included restructuring charges of $0.8 million, or approximately half of the reduction in the cost of sales rate.
Operating expenses were $123.0 million for the quarter ended April 30, 2017, compared with $121.7 million in the prior year period. As a percent of net sales, operating expenses for the current year quarter were 20.2%, compared to 21.3% during the prior year quarter. The prior-year rate was negatively impacted by 0.6 percentage points from restructuring charges. Additionally, third quarter 2017 expense as a rate of sales was favorable to 2016 due primarily to leverage on a higher level of sales, partially offset by higher variable compensation expense.

Other income, net was $0.6 million for the three months ended April 30, 2017, compared with $2.5 million in the same period of the prior year. The decrease was primarily due to a $2.6 million unfavorable impact of foreign exchange as compared to the same period of the prior year, partially offset by increases in earnings from joint ventures. Interest expense was $4.8 million for the three months ended April 30, 2017, compared with $5.3 million in the same period of the prior year. The decrease was due to a decrease in the levels of average debt outstanding in the current period as compared to the same period of the prior year.
The effective tax rate for the three months ended April 30, 2017, was 28.7% compared with 24.0% during the same period in the prior fiscal year. The increase in the Company’s effective tax rate for the three months ended April 30, 2017 was primarily due to a $3.0 million tax benefit recorded in the third quarter of the prior year associated with the favorable settlement of tax audits, and an increase in the Company's tax rate driven by an unfavorable shift in mix of earnings between tax jurisdictions.
Nine months ended April 30, 2017 compared with nine months ended April 30, 2016
Operating results for the nine months ended April 30, 2017 and 2016, are as follows (in millions):

	Nine Months Ended April 30,
	2017	% of sales	2016	% of sales
Net sales	$1,711.8		$1,626.5
Cost of sales	1,118.2	65.3%	1,081.0	66.5%
Gross profit	593.6	34.7%	545.5	33.5%
Operating expenses	359.3	21.0%	361.4	22.2%
Operating income	234.3	13.7%	184.1	11.3%
Other income, net	(10.4)	(0.6)%	(6.6)	(0.4)%
Interest expense	14.4	0.8%	15.8	1.0%
Earnings before income taxes	230.3	13.5%	174.9	10.8%
Income taxes	65.7	3.8%	43.6	2.7%
Net earnings	$164.6	9.6%	$131.3	8.1%
For the nine months ended April 30, 2017, net sales increased 5.2% to $1,711.8 million compared with the same period in the prior fiscal year. Sales increased $96.6 million, or 9.4%, in the Engine Products segment and decreased $11.3 million, or 1.9%, in the Industrial Products segment compared with the same period in the prior fiscal year. The impact of foreign currency translation during the first nine months of fiscal 2017 decreased net sales by 0.6% compared to the prior year. Refer to the Operations by Segment section for further discussion on the Engine and Industrial Products segments.
Cost of sales for the nine months ended April 30, 2017, was $1,118.2 million compared with $1,081.0 million for the nine months ended April 30, 2016, an increase of $37.2 million, or 3.4%. As a percent of net sales, cost of sales for the year were 65.3%, compared to 66.5% during the prior year. The decrease in cost of sales as a percentage of net sales resulted primarily from better absorption of fixed costs. In addition, prior year operating expenses included approximately $4.9 million of costs associated with restructuring actions. There were no restructuring costs incurred for the nine months ended April 30, 2017.
Operating expenses were $359.3 million for the nine months ended April 30, 2017, compared with $361.4 million in the prior year period. As a percent of net sales, operating expenses for the current year were 21.0%, compared to 22.2% during the prior year. The fiscal 2017 year-to-date operating expense rate benefited from expense savings from leverage on a higher sales volume, expense savings from previously taken restructuring actions and expense discipline across the Company, partially offset by increased variable compensation expense. In addition, prior year operating expenses included approximately $7.7 million of costs associated with restructuring actions and $3.1 million of investigation related costs. There were no restructuring costs incurred for the nine months ended April 30, 2017.
Other income, net was $10.4 million for the nine months ended April 30, 2017, compared with $6.6 million in the same period of the prior year. The increase was primarily due to a $6.8 million favorable settlement of claims in an escrow account associated with general representations and warranties that had been established in connection with the Company’s acquisition of Northern Technical, L.L.C. (the "Settlement") and $2.6 million of increases in earnings from joint ventures, partially offset by the unfavorable impact of foreign currency compared to the same period of the prior year. Interest expense was $14.4 million for the nine months ended April 30, 2017, compared with $15.8 million in the same period of the prior year. The decrease was due to a decrease in the levels of average debt outstanding in the current period as compared to the same period of the prior year.
The effective tax rate for the nine months ended April 30, 2017, was 28.5% as compared to 24.9% during the same period in the prior fiscal year. The increase in the Company’s effective tax rate for the nine months ended April 30, 2017 was primarily due to a $3.0 million tax benefit recorded in the third quarter of the prior year associated with the favorable settlement of tax audits, and an increase in the Company's tax rate driven by an unfavorable shift in mix of earnings between tax jurisdictions.
Restructuring
The Company did not incur any restructuring charges during the three and nine months ended April 30, 2017. The Company incurred $4.1 million and $12.6 million of restructuring charges during the three and nine months ended April 30, 2016, respectively. The Company recorded $0.8 million in Cost of sales and the remaining $3.3 million in Operating expenses for three months ended April 30, 2016 and $4.9 million in Cost of sales and the remaining $7.7 million in Operating expenses for the nine months ended April 30, 2016. The Engine Products segment incurred $1.2 million and $7.2 million of restructuring charges for the three and nine months ended April 30, 2016, respectively. The Industrial Products segment incurred $2.9 million and $5.4 million of restructuring charges for the three and nine months ended April 30, 2016. These charges consisted of one-time termination benefits from restructuring salaried and production workforce in all geographic regions, closing a production facility in Grinnell, Iowa and the abandonment and write-off of a partially completed facility in Xuzhou, China. As the Company’s restructuring actions were mainly incurred and paid in the same period, there was no material liability balance as of either of the periods presented.
Operations by Segment
Following is financial information for the Company’s Engine and Industrial Products segments. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, such as interest income and expense.
The following summarizes net sales and earnings before income taxes for the Engine and Industrial Products segments (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
Net Sales:
Engine Products segment	$405.6	$357.3	$1,121.4	$1,024.8
Industrial Products segment	202.6	214.0	590.4	601.7
Total	$608.2	$571.3	$1,711.8	$1,626.5

Earnings Before Income Taxes:
Engine Products segment	$63.1	$48.7	$157.2	$112.1
Industrial Products segment	31.9	29.9	94.5	81.6
Corporate and Unallocated	(10.7)	(6.5)	(21.4)	(18.8)
Total	$84.3	$72.1	$230.3	$174.9
Engine Products Segment
Following are net sales by product within the Engine Products segment (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
Net Sales Engine Products segment:
Off-Road Products	$68.9	$54.0	$181.3	$161.5
On-Road Products	28.8	28.4	78.7	96.6
Aftermarket Products	279.8	251.9	784.1	697.8
Aerospace and Defense Products	28.1	23.0	77.3	68.9
Net Sales Engine Products segment	$405.6	$357.3	$1,121.4	$1,024.8

Engine Products segment Earnings Before Income Taxes	$63.1	$48.7	$157.2	$112.1
For the three months ended April 30, 2017, worldwide Engine Products sales were $405.6 million, an increase of 13.5% from $357.3 million in the same quarter of the prior year. The increase in Engine Products sales was driven by increases in Aftermarket Products of 11.1%, Off-Road Products of 27.5%, Aerospace and Defense Products of 22.3% and On-Road Products

of 1.6%. Within Aftermarket Products, sales increased in all major regions as the Company benefited from growth in innovative product categories, including both air and liquid filtration products, combined with improving market conditions and end-user demand. Additionally, Aftermarket Product sales included approximately $3.8 million of incremental sales from the Company's acquisition of Partmo. Sales of Aerospace and Defense Products increased in both the defense and commercial businesses, with growth of commercial sales coming from products for fixed-wing aircraft. The increase in Off-Road Product sales was driven by further stabilization in market conditions for heavy-duty off-road equipment production and a mix benefit from the increased production of heavy-duty mining equipment. The increase in On-Road Product sales is largely reflective of stabilizing production of heavy-duty trucks compared with depressed sales in the prior year, primarily in the United States.
For the nine months ended April 30, 2017, worldwide Engine Products sales were $1,121.4 million, an increase of 9.4% from $1,024.8 million in the same period of the prior year. The increase in Engine Products sales was driven by increases in Aftermarket Products of 12.4%, Off-Road Products of 12.3% and Aerospace and Defense Products of 12.1%, partially offset by a 18.6% decrease in On-Road Products. The increase in Aftermarket Product sales was driven by growth in innovative product categories and stabilizing market conditions, including restocking at many of the Company’s large customers. Additionally, Aftermarket Product sales included approximately $9.9 million of incremental sales from the Company's acquisition of Partmo. The increase in Aerospace and Defense Products was driven primarily by growth of replacement part sales. The increase in Off-Road Product sales was driven by further stabilization in market conditions for heavy-duty off-road equipment production. On-Road Product sales reflect lower production of heavy-duty trucks, primarily in the United States.
For the three months ended April 30, 2017, earnings before income taxes as a percentage of Engine Product segment sales were 15.6%, an increase from 13.6% in the prior year period. The percentage earnings increase for the three months ended April 30, 2017, was driven by higher fixed-cost absorption and expense leverage on higher sales than the prior year. The prior year earnings before income taxes included restructuring charges of $1.2 million.
For the nine months ended April 30, 2017, earnings before income taxes as a percentage of Engine Product segment sales were 14.0%, an increase from 10.9% in the prior year period. The percentage earnings increase for the nine months ended April 30, 2017, was driven by higher fixed-cost absorption and expense leverage on higher sales than the prior year. The prior year earnings before income taxes included restructuring charges of $7.2 million.
Industrial Products Segment
Following are net sales by product within the Industrial Products segment (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
Net Sales Industrial Products segment:
Industrial Filtration Solutions	$129.3	$129.0	$383.5	$375.8
Gas Turbine Systems	31.2	47.5	84.8	104.6
Special Applications	42.1	37.5	122.1	121.3
Net Sales Industrial Products segment	$202.6	$214.0	$590.4	$601.7

Industrial Products segment Earnings Before Income Taxes	$31.9	$29.9	$94.5	$81.6
For the three months ended April 30, 2017, worldwide sales in the Industrial Products segment were $202.6 million, a 5.3% decrease from $214.0 million in the same period of the prior year. The Industrial Products sales decrease was driven by a decline in Gas Turbine Systems Products of 34.5%, partially offset by increases in Special Applications Products of 12.1% and Industrial Filtration Solutions Products of 0.3%. The decrease in Gas Turbine Systems Products sales reflects the Company's strategic decision to be more selective in winning new large-turbine projects combined with lower demand for new project installations and customer delays at project sites. The increase in Special Applications Products sales was due primarily to growth in sales of disk drive products, reflecting increased demand due to industry supply issues and market share gains at certain customers. The increase in Industrial Filtration sales was driven by continued strength of replacement part sales, partially offset by declines for first-fit projects.
For the nine months ended April 30, 2017, worldwide sales in the Industrial Products segment were $590.4 million, a slight decrease from $601.7 million in the same period of the prior year. The Industrial Products sales decrease was driven by a decrease in Gas Turbine Systems Products of 18.9%, partially offset by increases in Industrial Filtration Solutions Products of 2.1% and Special Applications Products of 0.6%. The increase in Industrial Filtration Sales was driven by continued strength of replacement part sales, partially offset by declines for first-fit projects. The decrease in Gas Turbine Systems Products sales reflects the Company's strategic decision to be more selective in winning new large-turbine projects combined with lower demand for new project installations and customer delays at project sites. The increase in Special Applications Products was driven by continued strength in the Company’s semi-conductor and integrated venting solutions businesses combined with strong third quarter 2017 performance in sales of disk drive products, partially offset by declining sales in the membranes business.
For the three months ended April 30, 2017, Industrial Products' earnings before income taxes as a percentage of sales were 15.7%, an increase from 14.0% in the prior year period. The percentage earnings increase for the three months ended April 30, 2017, was driven by favorable mix combined with benefits from margin-enhancement initiatives within certain businesses. The prior year earnings before income taxes included restructuring charges of $2.9 million.
For the nine months ended April 30, 2017, Industrial Products' earnings before income taxes as a percentage of sales were 16.0%, an increase from 13.6% in the prior year period. The percentage earnings increase for the nine months ended April 30, 2017, was primarily driven by the $6.8 million benefit from the Settlement. Additionally, the year-to-date 2017 rate was favorably impacted by benefits from previous restructuring actions in the current year period as well as comparing against the impact from restructuring charges in the prior year. The prior year earnings before income taxes included restructuring charges of $5.4 million.
Liquidity and Capital Resources
During the nine months ended April 30, 2017, the Company generated $224.1 million of cash from operating activities, compared to $201.9 million in the same period in the prior fiscal year. The increase in cash generated from operating activities of $22.2 million was primarily attributable to a $33.3 million increase in net earnings, partially offset by a slight year-over-year increase in the Company's net working capital.
The accounts receivable balance as of April 30, 2017, was $459.2 million, an increase of $6.8 million from $452.4 million as of July 31, 2016. The increase is due to our stronger revenue performance. Days sales outstanding was 66 days and 68 days as of April 30, 2017 and July 31, 2016, respectively, due to the mix of the receivables. Days sales outstanding is calculated using the count back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
The inventory balance as of April 30, 2017, was $272.8 million, an increase of $38.7 million from $234.1 million as of July 31, 2016 driven primarily by increases across the regions to meet customer demand given the current sales momentum. Inventory turns were 4.3 times per year as of April 30, 2017, compared to 4.5 times per year as of July 31, 2016. Inventory turns are calculated by taking the inventoriable portion of cost of goods sold for the trailing three month period divided by the average gross inventory value over the same period.
During fiscal 2017, the Company repurchased 2.7 million shares of treasury stock for $110.4 million, paid $69.5 million in dividends, made $41.2 million in capital investments and completed an acquisition for $10.9 million.
At the end of the third quarter of fiscal 2017, the Company held $295.9 million in cash and cash equivalents, up from $243.2 million as of July 31, 2016. The amount of unused lines of credit as of April 30, 2017, was approximately $454.3 million. Long-term debt was $298.1 million as of April 30, 2017, a decrease from $350.2 million as of July 31, 2016 as $50.0 million has converted to current maturities of long-term debt. Long-term debt represented 27.1% of total long-term capital as of April 30, 2017, defined as long-term debt plus total shareholders’ equity, compared to 31.2% as of July 31, 2016.
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
During the quarter, credit in the global markets was accessible and market interest rates remained relatively low. The Company believes that its current financial resources, together with cash generated by operations, are sufficient to continue financing its operations for the next twelve months. There can be no assurance, however, that the cost or availability of future borrowings will not be impacted by future capital market disruptions.
The Company guarantees 50% of certain debt of its joint venture, AFSI, as further discussed in Note 13 of the Company’s Notes to Condensed Consolidated Financial Statements.
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
Repurchases of Equity Securities
The following table sets forth information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the three months ended April 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1 - February 28, 2017	—	$—	—	9,123,842
March 1 - March 31, 2017	650,000	44.94	650,000	8,473,842
April 1 - April 30, 2017	650,000	45.20	650,000	7,823,842
Total	1,300,000	$45.07	1,300,000

(1) On May 29, 2015, the Company announced that the Board of Directors authorized the repurchase of up to 14.0 million shares of common stock. This repurchase authorization, which is effective until terminated by the Board of Directors, replaced the existing authority for repurchase of 15.0 million shares of common stock that was authorized on September 27, 2013. There were no repurchases of common stock made outside of the Company's current repurchase authorization during the three months ended April 30, 2017. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding of taxes due as a result of exercising stock options or payment of equity-based awards.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits
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

DONALDSON COMPANY, INC.
(Registrant)

Date: June 7, 2017	By:	/s/ Tod E. Carpenter
Tod E. Carpenter President and Chief Executive Officer (duly authorized officer)

Date: June 7, 2017	By:	/s/ Scott J. Robinson
Scott J. Robinson Vice President, Chief Financial Officer (principal financial officer)

Date: June 7, 2017	By:	/s/ Melissa A. Osland
Melissa A. Osland Corporate Controller (principal accounting officer)