Form 10-Q
period 2017-10-31
DONALDSON CO INC
filed 2017-12-08
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2017 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.
Commission File Number 1-7891
DONALDSON COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
☐ Yes ☒No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $5 Par Value - 129,907,559 shares as of November 30, 2017.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended October 31,
	2017	2016
Net sales	$644.8	$553.0
Cost of sales	420.5	358.8
Gross profit	224.3	194.2
Operating expenses	133.6	117.8
Operating income	90.7	76.4
Other expense (income), net	0.8	(8.1)
Interest expense	5.2	4.8
Earnings before income taxes	84.7	79.7
Income taxes	23.8	21.7
Net earnings	$60.9	$58.0

Weighted average shares – basic	130.8	133.4
Weighted average shares – diluted	132.7	134.6
Net earnings per share – basic	$0.47	$0.43
Net earnings per share – diluted	$0.46	$0.43

Cash dividends paid per share	$0.180	$0.175

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended October 31,
	2017	2016
Net earnings	$60.9	$58.0
Other comprehensive income (loss):
Foreign currency translation loss	(5.1)	(12.4)
Pension liability adjustment, net of deferred taxes of $(0.5) and $(1.0), respectively	0.8	2.4
Gain on hedging derivatives, net of deferred taxes of $(1.9) and $(0.5), respectively	2.3	1.0
Comprehensive income	$58.9	$49.0

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	October 31, 2017	July 31, 2017
Assets
Current assets:
Cash and cash equivalents	$349.6	$308.4
Accounts receivable, less allowance of $8.7 and $8.7, respectively	483.0	497.7
Inventories, net	319.6	293.5
Prepaid expenses and other current assets	52.1	51.4
Total current assets	1,204.3	1,151.0
Property, plant and equipment, net	483.8	484.6
Goodwill	238.2	238.1
Intangible assets, net	39.2	40.6
Deferred income taxes	30.6	30.3
Other long-term assets	36.3	35.1
Total assets	$2,032.4	$1,979.7

Liabilities and shareholders' equity
Current liabilities:
Short-term borrowings	$13.8	$23.3
Current maturities of long-term debt	25.4	50.6
Trade accounts payable	190.6	194.0
Other current liabilities	185.3	216.2
Total current liabilities	415.1	484.1
Long-term debt	631.7	537.3
Deferred income taxes	4.3	3.6
Other long-term liabilities	100.3	100.2
Total liabilities	1,151.4	1,125.2

Commitments and contingencies (Note 14)

Shareholders' Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued	758.2	758.2
Additional paid-in capital	0.8	—
Retained earnings	1,102.2	1,041.2
Non-controlling interests	4.7	4.4
Stock compensation plans	18.0	15.7
Accumulated other comprehensive loss	(159.0)	(157.0)
Treasury stock, 21,793,696 and 21,037,353 shares, respectively, at cost	(843.9)	(808.0)
Total shareholders' equity	881.0	854.5
Total liabilities and shareholders' equity	$2,032.4	$1,979.7

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended October 31,
	2017	2016
Operating Activities
Net earnings	$60.9	$58.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18.9	18.9
Deferred income taxes	0.2	(0.8)
Stock compensation plan expense	6.7	1.5
Other, net	0.8	(7.6)
Changes in operating assets and liabilities, excluding effect of acquired businesses	(23.6)	31.5
Net cash provided by operating activities	63.9	101.5

Investing Activities
Net expenditures on property, plant and equipment	(19.9)	(12.4)
Acquisitions, net of cash acquired	0.8	(10.9)
Net cash used in investing activities	(19.1)	(23.3)

Financing Activities
Proceeds from long-term debt	105.0	—
Repayments of long-term debt	(35.2)	(0.3)
Change in short-term borrowings	(9.1)	4.4
Purchase of treasury stock	(42.6)	(41.4)
Dividends paid	(23.4)	(23.2)
Tax withholding for stock compensation transactions	(0.5)	(0.8)
Exercise of stock options	3.9	4.3
Net cash used in financing activities	(1.9)	(57.0)
Effect of exchange rate changes on cash	(1.7)	(2.2)
Increase in cash and cash equivalents	41.2	19.0
Cash and cash equivalents, beginning of year	308.4	243.2
Cash and cash equivalents, end of period	$349.6	$262.2

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of earnings, comprehensive income, financial position and cash flows have been included and are of a normal recurring nature. Operating results for the three month period ended October 31, 2017 are not necessarily indicative of the results that may be expected for future periods. The year-end condensed balance sheet information was derived from the Company's audited financial statements but does not include all disclosures required by GAAP. For further information, refer to the Audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2017.
New Accounting Standards Recently Adopted In July 2015, the FASB issued Accounting Standards Update (ASU) 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (ASU 2015-11), which amended the guidance requiring companies not using the last-in, first-out (LIFO) method to measure inventory at the lower of cost and net realizable value rather than the lower of cost or market. This accounting guidance was effective for the Company beginning in the first quarter of fiscal 2018 and did not have an impact on its Consolidated Financial Statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). This update simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 was effective for the Company beginning in the first quarter of fiscal 2018 and the guidance affecting the effective tax rate was adopted prospectively. The Condensed Consolidated Statements of Cash Flows is also presented retrospectively with the guidance of this new standard and, for the three months ended October 31, 2016, resulted in an increase of $1.8 million to net cash provided by operating activities and a corresponding $1.8 million increase to net cash used in financing activities.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) (ASU 2016-15). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for the Company beginning in the first quarter of fiscal 2019. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company adopted ASU 2016-15 in the first quarter of fiscal 2018 and it did not have an impact on its Consolidated Financial Statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16), which is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This update removes the current exception in GAAP prohibiting entities from recognizing current and deferred income tax expenses or benefits related to transfer of assets, other than inventory, within the consolidated entity. The current exception to defer the recognition of any tax impact on the transfer of inventory within the consolidated entity until it is sold to a third party remains unaffected. ASU 2016-16 is effective for the Company beginning in the first quarter of fiscal 2019, and early adoption is permitted. The Company adopted ASU 2016-16 in the first quarter of fiscal 2018 and it did not have an impact on its Consolidated Financial Statements.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718) (ASU 2017-09). The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for the Company beginning in the first quarter of fiscal 2019, and early adoption is permitted. The Company adopted ASU 2017-09 in the first quarter of fiscal 2018 and it did not have an impact on its Consolidated Financial Statements.
New Accounting Standards Not Yet Adopted In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill a contract. In 2016, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12 and ASU 2016-20 to clarify, among other things, the implementation guidance related to principal versus agent considerations, identifying performance obligations and accounting for licenses of intellectual property. This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2019, and early adoption is permitted. The amendments in this update are to be applied on a retrospective basis, either to each prior reporting period presented or by presenting the cumulative effect of applying the update recognized at the date of initial application. The Company is evaluating the impact of the adoption of the standard on its Consolidated Financial Statements. A project team has been established and is conducting surveys of the businesses and performing revenue contract analyses to gather information and identify where potential differences could result in applying the requirements of the new standard. Based on the results of the surveys and contract analyses, the Company will assess the financial impact of the new standard on its Consolidated Financial Statements and determine the method of adoption.
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
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715) (ASU 2017-07). The new guidance requires employers to disaggregate and present separately the current service cost component from the other components of net benefit cost within the consolidated statement of earnings. ASU 2017-07 is effective for the Company beginning in the first quarter of fiscal 2019, and early adoption is permitted. The Company is evaluating the impact of the adoption of ASU 2017-07 on its Consolidated Statements of Earnings.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), which improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance. The guidance expands the ability to hedge non-financial and financial risk components, reduces complexity in fair value hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness, as well as eases certain hedge effectiveness assessment requirements. ASU 2017-12 is effective for the Company beginning in the first quarter of fiscal 2020, and early adoption is permitted. The Company is evaluating the impact of the adoption of ASU 2017-12 on its Consolidated Financial Statements.
Note 2. Acquisitions
On May 1, 2017, the Company acquired 100% of the shares of Hy-Pro Corporation (Hy-Pro). Hy-Pro designs and manufactures filtration systems and replacement filters for stationary hydraulic and industrial lubrication applications. Hy-Pro has manufacturing locations in Anderson, Indiana and Vancouver, Washington. Total consideration for the transaction was $21.9 million after recording a working capital adjustment in accordance with the purchase agreement. The Company received cash of $0.8 million for this adjustment during the first quarter, which reduced the purchase price and goodwill by a corresponding amount.
On August 31, 2016, the Company acquired the net assets of Industrias Partmo S.A. (Partmo) in Colombia. Partmo is a leading manufacturer of replacement air, lube and fuel filters in Colombia for medium and heavy duty engines. Total consideration for the transaction was $12.1 million.
For the two acquisitions that occurred during the year ended July 31, 2017, the Company acquired $18.1 million of net tangible assets, $8.6 million of intangible assets that had estimated useful lives ranging from seven to twenty years at the time of acquisition and $7.3 million of goodwill. Pro forma financial information for these acquisitions have not been presented because they are not material to the Company's consolidated results of operations.

Note 3. Supplemental Balance Sheet Information
The components of inventory are as follows (in millions):

	October 31, 2017	July 31, 2017
Raw materials	$105.6	$96.3
Work in process	20.8	19.7
Finished products	193.2	177.5
Inventories, net	$319.6	$293.5

The components of property, plant and equipment are as follows (in millions):

	October 31, 2017	July 31, 2017
Land	$20.5	$20.6
Buildings	293.6	292.5
Machinery and equipment	871.3	866.8
Construction in progress	56.8	48.9
Less: accumulated depreciation	(758.4)	(744.2)
Property, plant and equipment, net	$483.8	$484.6
Note 4. Earnings Per Share
The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options and stock incentive plans. Certain outstanding options are excluded from the diluted net earnings per share calculations because their exercise prices are greater than the average market price of the Company’s common stock during those periods. Options excluded from the diluted net earnings per share calculation were zero and 1.5 million for the three months ended October 31, 2017 and 2016, respectively.
The following table presents the information necessary to calculate basic and diluted net earnings per share (in millions, except per share amounts):

	Three Months Ended October 31,
	2017	2016
Net earnings for basic and diluted earnings per share computation	$60.9	$58.0

Weighted average common shares outstanding:
Weighted average common shares – basic	130.8	133.4
Dilutive impact of share based awards	1.9	1.2
Weighted average common shares – diluted	132.7	134.6

Net earnings per share – basic	$0.47	$0.43
Net earnings per share – diluted	$0.46	$0.43
Note 5. Goodwill and Other Intangible Assets
Goodwill is assessed for impairment annually or more frequently if an event occurs or circumstances change that would indicate impairment. The Company performed its annual impairment assessment during the third quarter of fiscal 2017. The results of this assessment were that the estimated fair values of the reporting units to which goodwill is assigned continued to exceed the corresponding carrying values of the reporting units, resulting in no goodwill impairment.

The following is a reconciliation of goodwill for the three months ended October 31, 2017 (in millions):

	Engine Products	Industrial Products	Total Goodwill
Balance as of July 31, 2017	$84.3	$153.8	$238.1
Goodwill acquired	0.6	—	0.6
Foreign exchange translation	(0.1)	(0.4)	(0.5)
Balance as of October 31, 2017	$84.8	$153.4	$238.2
The following is a reconciliation of intangible assets for the three months ended October 31, 2017 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Balance as of July 31, 2017	$106.6	$(66.0)	$40.6
Amortization expense	—	(1.4)	(1.4)
Foreign exchange translation	(0.2)	0.2	—
Balance as of October 31, 2017	$106.4	$(67.2)	$39.2
Note 6. Warranty
The Company estimates warranty expense on certain products at the time of sale. The following is a reconciliation of warranty reserves, included in other current liabilities and other long-term liabilities, for the three months ended October 31, 2017 and 2016 (in millions):

	Three Months Ended October 31,
	2017	2016
Balance at beginning of period	$14.6	$11.9
Accruals for warranties issued during the reporting period	0.7	0.7
Accruals related to pre-existing warranties (including changes in estimates)	0.9	3.8
Less: settlements made during the period	(0.5)	(1.0)
Balance at end of period	$15.7	$15.4
There were no material specific warranty matters accrued for or significant settlements made in the three months ended October 31, 2017 or 2016. The Company’s warranty matters are not expected to have a material impact on the Company's results of operations, liquidity or financial position.
Note 7. Stock Based Compensation
Stock-based employee compensation expense is recognized using the fair-value method for all awards. The Company determines the fair value of these awards using the Black-Scholes option pricing model. Options are granted whereby the option exercise price is equivalent to the market price of the Company's common stock at the date of grant. There were 809,550 stock options awarded during the three months ended October 31, 2017. The weighted average fair value for options granted during the three months ended October 31, 2017 was $9.18. There were no stock options awarded during the three months ended October 31, 2016 because the Company moved its annual stock option grant to the first quarter in the current fiscal year from its historical practice of providing such grants during the second quarter in the fiscal year. For the three months ended October 31, 2017, the Company recorded pretax stock-based compensation expense associated with stock options of $3.8 million and recorded $1.2 million of related tax benefits. For the three months ended October 31, 2016, the Company recorded pretax stock-based compensation expense associated with stock options of $1.1 million and recorded $0.3 million of related tax benefits.

The following table summarizes stock option activity during the three months ended October 31, 2017:

	Options Outstanding	Weighted Average Exercise Price
Outstanding as of July 31, 2017	6,685,551	$32.60
Granted	809,550	$45.43
Exercised	(181,826)	$23.37
Canceled	(8,330)	$35.62
Outstanding as of October 31, 2017	7,304,945	$34.25
The total intrinsic value of options exercised during the three months ended October 31, 2017 and 2016 was $4.2 million and $3.4 million, respectively.
The following table summarizes information concerning outstanding and exercisable options as of October 31, 2017:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price of Outstanding Options	Number Exercisable	Weighted Average Exercise Price of Exercisable Options
$ 0.00 to $22.69	1,129,408	1.71	$19.67	1,129,408	$19.67
$22.70 to $28.69	906,002	7.87	$27.90	315,426	$27.58
$28.70 to $34.69	1,444,975	4.15	$31.61	1,427,244	$31.61
$34.70 to $40.69	1,437,465	5.89	$37.03	1,153,628	$36.66
$40.70 and above	2,387,095	8.49	$43.47	697,995	$42.25
	7,304,945	6.00	$34.25	4,723,701	$31.29
As of October 31, 2017, the aggregate intrinsic value of options outstanding and exercisable was $94.7 million and $75.2 million, respectively.
As of October 31, 2017, there was $10.9 million of total unrecognized compensation expense related to non-vested stock options granted under the 2010 Master Stock Incentive Plan. This unvested expense is expected to be recognized during fiscal years 2018, 2019, 2020 and 2021.
Note 8. Employee Benefit Plans
The Company and certain of its international subsidiaries have defined benefit pension plans. There are two types of U.S. plans. The first type of U.S. plan (Hourly Pension Plan) is a traditional defined benefit pension plan primarily for union employees. The second plan (Salaried Pension Plan) is for some salaried and non-union production employees that provides defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit comprised of a percentage of current salary that varies with years of service, interest credits and transition credits. The Company no longer allows entrants into the U.S. Salaried Pension Plan and the employees in this plan no longer continue to accrue Company contribution credits under the plan. Employees are instead eligible for a 3% annual Company retirement contribution to their 401(k) in addition to the Company’s normal 401(k) match. The non-U.S. plans generally provide pension benefits based on years of service and compensation level.
Net periodic benefit costs for the Company’s pension plans include the following components (in millions):

	Three Months Ended October 31,
	2017	2016
Net periodic benefit costs:
Service cost	$2.0	$2.1
Interest cost	3.7	3.4
Expected return on assets	(6.5)	(6.6)
Prior service cost amortization	0.1	0.1
Actuarial loss amortization	1.2	1.8
Net periodic benefit costs	$0.5	$0.8

The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. For the three months ended October 31, 2017, the Company made contributions of $1.2 million to its U.S. pension plans and $0.3 million to its non-U.S. pension plans. The estimated minimum funding requirement for the Company’s U.S. plans for the year ending July 31, 2018 is $3.7 million. In accordance with the Pension Protection Act of 2006, this contribution obligation may be met with existing credit balances that resulted from payments above the minimum obligation in prior years. The Company plans to utilize existing credit balances to meet the minimum obligation for fiscal 2018. The Company estimates that it will contribute an additional $1.0 million to its non-U.S. pension plans during the remainder of fiscal 2018 based upon the local government prescribed funding requirements.
Note 9. Income Taxes
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to state and foreign income tax examinations by tax authorities for years before 2008. The United States Internal Revenue Service (IRS) has completed examinations of the Company’s U.S. federal income tax returns through 2013. Currently, the Company is under examination by the IRS for fiscal years 2015 and 2016.
As of October 31, 2017, the gross unrecognized tax benefits were $19.6 million and accrued interest and penalties on these unrecognized tax benefits were $2.5 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. If the Company were to prevail on all unrecognized tax benefits recorded, substantially all of the unrecognized tax benefits would benefit the effective tax rate. With an average statute of limitations of approximately five years, up to $2.6 million of the unrecognized tax benefits could potentially expire in the next 12-month period, unless extended by an audit.
It is reasonably possible that matters associated with either current or future audits and disputes could cause adjustments to previously recorded reserves in the next 12-month period. Quantification of an estimated range and timing of future audit adjustments cannot be made at this time.
Note 10. Fair Value Measurements
As of October 31, 2017, the carrying values of cash and cash equivalents, accounts receivables, short-term borrowings and trade accounts payable approximate fair value because of the short-term nature of these instruments. As of October 31, 2017, the estimated fair value of long-term debt with fixed interest rates was $303.4 million compared to its carrying value of $300.0 million. The fair value is estimated by discounting the projected cash flows using the rate that similar amounts of debt could currently be borrowed. Long-term debt would be classified as Level 2 in the fair value hierarchy. The carrying values of long-term debt with variable interest rates approximate fair value.
Note 11. Shareholders' Equity
The Company’s Board of Directors authorized the repurchase of up to 14.0 million shares of common stock under the Company's stock repurchase plan. This repurchase authorization is effective until terminated by the Board of Directors. During the three months ended October 31, 2017, the Company repurchased 0.9 million shares for $42.6 million. As of October 31, 2017, the Company had remaining authorization to repurchase 6.2 million shares under this plan.
On November 17, 2017, the Company's Board of Directors declared a cash dividend in the amount of 18.0 cents per common share, payable December 21, 2017, to shareholders of record as of December 6, 2017.

Note 12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component for the three months ended October 31, 2017 and 2016 are as follows (in millions):

	Foreign Currency Translation Adjustment (1)	Pension Benefits		Derivative Financial Instruments		Total
Balance as of July 31, 2017, net of tax	$(58.8)	$(95.1)		$(3.1)		$(157.0)
Other comprehensive (loss) income before reclassifications and tax	(5.1)	—		3.1		(2.0)
Tax expense	—	—		(1.5)		(1.5)
Other comprehensive (loss) income before reclassifications, net of tax	(5.1)	—		1.6		(3.5)
Reclassifications, before tax	—	1.3		1.1		2.4
Tax expense	—	(0.5)		(0.4)		(0.9)
Reclassifications, net of tax	—	0.8	(2)	0.7	(3)	1.5
Other comprehensive (loss) income, net of tax	(5.1)	0.8		2.3		(2.0)
Balance as of October 31, 2017, net of tax	$(63.9)	$(94.3)		$(0.8)		$(159.0)

Balance as of July 31, 2016, net of tax	$(89.3)	$(115.8)		$(0.5)		$(205.6)
Other comprehensive (loss) income before reclassifications and tax	(12.4)	—		1.6		(10.8)
Tax expense	—	—		(0.5)		(0.5)
Other comprehensive (loss) income before reclassifications, net of tax	(12.4)	—		1.1		(11.3)
Reclassifications, before tax	—	3.4		(0.1)		3.3
Tax expense	—	(1.0)		—		(1.0)
Reclassifications, net of tax	—	2.4	(2)	(0.1)	(3)	2.3
Other comprehensive (loss) income, net of tax	(12.4)	2.4		1.0		(9.0)
Balance as of October 31, 2016, net of tax	$(101.7)	$(113.4)		$0.5		$(214.6)

(1)	Taxes are not provided on cumulative translation adjustments as substantially all translation adjustments relate to earnings that are intended to be indefinitely reinvested outside the U.S.

(2)
Primarily includes net amortization of prior service costs and actuarial losses included in net periodic benefit cost (see Note 8) that were reclassified from accumulated other comprehensive loss to operating expenses or cost of sales.

(3)	Relates to foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to other income, net.
Note 13. Guarantees
The Company and Caterpillar Inc. equally own the shares of Advanced Filtration Systems Inc. (AFSI), an unconsolidated joint venture and guarantee certain debt of the joint venture. As of October 31, 2017, AFSI had $29.2 million of outstanding debt, of which the Company guarantees half. In addition, during the three months ended October 31, 2017 and 2016, the Company recorded earnings from this equity method investment of $0.1 million and $0.6 million, respectively. During the three months ended October 31, 2017 and 2016, the Company recorded royalty income related to AFSI of $1.9 million and $1.3 million, respectively, in other expense (income), net.
As of October 31, 2017 and July 31, 2017, the Company had a contingent liability for standby letters of credit totaling $8.5 million and $10.5 million, respectively, that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of contract terms as detailed in each letter of credit. As of October 31, 2017 and July 31, 2017, there were no amounts drawn upon these letters of credit.
Note 14. Commitments and Contingencies
The Company records provisions with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter. The Company believes the recorded estimated liability in its Condensed Consolidated Financial Statements is adequate in light of the probable and estimable outcomes. The recorded liabilities were not material to the Company’s results of operations, liquidity or financial position and the Company believes it is remote that the settlement of any of the currently identified claims or litigation will be materially in excess of what is accrued.
Note 15. Segment Reporting
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
Segment detail is summarized as follows (in millions):

	Three Months Ended October 31,
	2017	2016
Net sales
Engine Products segment	$442.1	$353.9
Industrial Products segment	202.7	199.1
Total	$644.8	$553.0

Earnings before income taxes
Engine Products segment	$63.6	$45.4
Industrial Products segment	30.0	38.3
Corporate and Unallocated	(8.9)	(4.0)
Total	$84.7	$79.7
There were no customers that accounted for over 10% of net sales for the three months ended October 31, 2017 or 2016. There were no customers that accounted for over 10% of gross accounts receivable as of October 31, 2017 or July 31, 2017.

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
The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes included in Item 1 of this report.

Consolidated Results of Operations
Operating results for the three months ended October 31, 2017 and 2016 are as follows (in millions):

	Three Months Ended October 31,
	2017	% of sales	2016	% of sales
Net sales	$644.8		$553.0
Cost of sales	420.5	65.2%	358.8	64.9%
Gross profit	224.3	34.8%	194.2	35.1%
Operating expenses	133.6	20.7%	117.8	21.3%
Operating income	90.7	14.1%	76.4	13.8%
Other expense (income), net	0.8	0.1%	(8.1)	(1.5)%
Interest expense	5.2	0.8%	4.8	0.9%
Earnings before income taxes	84.7	13.1%	79.7	14.4%
Income taxes	23.8	3.7%	21.7	3.9%
Net earnings	$60.9	9.4%	$58.0	10.5%
Net sales for the three months ended October 31, 2017 were $644.8 million, compared with $553.0 million for the three months ended October 31, 2016, an increase of $91.8 million, or 16.6%. Net sales increased $88.2 million, or 24.9%, in the Engine Products segment and increased $3.6 million, or 1.8%, in the Industrial Products segment compared with the same period in the prior fiscal year. Refer to the Segment Results of Operation section for further discussion on the Engine Products and Industrial Products segments. Net sales for the Company were positively impacted by foreign currency translation, which increased net sales by $9.5 million.
Cost of sales for the three months ended October 31, 2017 was $420.5 million, compared with $358.8 million for the three months ended October 31, 2016, an increase of $61.7 million, or 17.2%. Gross margin for the current year quarter was 34.8%, compared with 35.1% during the prior year quarter. The decrease in gross margin resulted from an unfavorable mix of products, higher raw material costs and incremental expense associated with higher-than-expected customer demand, partially offset by improved fixed cost absorption on higher sales than the prior year.
Operating expenses for the three months ended October 31, 2017 were $133.6 million, compared with $117.8 million for the three months ended October 31, 2016, an increase of $15.8 million, or 13.4%. As a percent of net sales, operating expenses for the current year quarter were 20.7%, compared with 21.3% during the prior year quarter. The decrease in operating expenses as a percentage of sales was primarily driven by expense leverage gained on increasing sales, partially offset by higher variable compensation expense of $2.6 million due to the change in timing of stock options awarded.
Other expense (income), net for the three months ended October 31, 2017 was $0.8 million of expense, compared with $8.1 million of income for the three months ended October 31, 2016, a decrease of $8.9 million. The decrease was primarily due to $6.8 million of income recognized in the prior year quarter that was related to a favorable settlement of claims associated with general representations and warranties in connection with the Company's acquisition of Northern Technical. Interest expense was $5.2 million for the three months ended October 31, 2017, compared with $4.8 million for the three months ended October 31, 2016, an increase of $0.4 million, or 9.1%. The increase was due to an increase in the average level of debt outstanding in the current year quarter compared with the prior year quarter.
The effective tax rate for the three months ended October 31, 2017 was 28.1%, compared with 27.3% for the three months ended October 31, 2016. The increase in the Company’s effective tax rate for the current year quarter was primarily due to an unfavorable shift in the mix of earnings between tax jurisdictions, which increased the Company’s effective tax rate by 1.8 percentage points. This increase was partially offset by $1.2 million of excess tax benefits on stock-based compensation expense resulting from the adoption of ASU 2016-09 (refer to Note 1 in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for further discussion of the new accounting standard).

Segment Results of Operation
Net sales and earnings before income taxes for the Engine Products and Industrial Products segments are summarized as follows (in millions):

	Three Months Ended October 31,
	2017	2016
Net sales:
Engine Products segment	$442.1	$353.9
Industrial Products segment	202.7	199.1
Total	$644.8	$553.0

Earnings before income taxes:
Engine Products segment	$63.6	$45.4
Industrial Products segment	30.0	38.3
Corporate and Unallocated (1)	(8.9)	(4.0)
Total	$84.7	$79.7

(1)	Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, such as interest income and expense.
Engine Products Segment
The following is a summary of net sales by product group within the Company's Engine Products segment (in millions):

	Three Months Ended October 31,
	2017	2016
Engine Products segment:
Off-Road	$75.0	$54.7
On-Road	33.3	26.5
Aftermarket	309.1	247.9
Aerospace and Defense	24.7	24.8
Total Engine Products segment	$442.1	$353.9

Engine Products segment earnings before income taxes	$63.6	$45.4
Net sales for the Engine Products segment for the three months ended October 31, 2017 were $442.1 million, compared with $353.9 million for the three months ended October 31, 2016, an increase of $88.2 million, or 24.9%. The increase in Engine Products sales was driven by increases in Aftermarket of 24.7%, Off-Road of 37.0% and On-Road of 25.6%, partially offset by a decrease in Aerospace and Defense of 0.5%. Within Aftermarket, sales increased in all major regions as the Company benefited from growth in innovative product categories, including both air and liquid filtration products, combined with improving market conditions and end-user demand. Additionally, Aftermarket sales included approximately $8.7 million of incremental sales from the Company's acquisitions of Partmo and Hy-Pro. The increase in Off-Road sales was driven by further strengthening of market conditions for heavy-duty off-road equipment production. The increase in On-Road sales reflects increasing production of heavy-duty trucks compared with depressed sales in the prior year, primarily in the U.S. Sales within Aerospace and Defense were mixed, with declining sales in Defense being partially offset by an increase in sales into commercial aircraft.
Earnings before income taxes for the Engine Products segment for the three months ended October 31, 2017 were $63.6 million, or 14.4% of Engine Products' sales, an increase from 12.8% for the three months ended October 31, 2016. Improved cost absorption on higher sales than the prior year drove the improvement, which was partially offset by higher raw material costs and incremental costs related to meeting higher-than-expected demand.

Industrial Products Segment
The following is a summary of net sales by product group within the Company's Industrial Products segment (in millions):

	Three Months Ended October 31,
	2017	2016
Industrial Products segment:
Industrial Filtration Solutions	$134.5	$126.3
Gas Turbine Systems	26.3	32.5
Special Applications	41.9	40.3
Total Industrial Products segment	$202.7	$199.1

Industrial Products segment earnings before income taxes	$30.0	$38.3
Net sales for the Industrial Products segment for the three months ended October 31, 2017 were $202.7 million, compared with $199.1 million for the three months ended October 31, 2016, an increase of $3.6 million, or 1.8%. The increase in Industrial Products sales was driven by increases in Industrial Filtration Solutions of 6.5% and Special Applications of 4.0%, partially offset by a decrease in Gas Turbine Systems of 19.0%. The increase in Industrial Filtration Solutions sales was driven by growth in sales of both replacement part and first-fit projects. Sales of replacement parts are growing as the Company continues to proactively manage the replacement cycle for its large customer base, whereas growing sales of first-fit projects reflect some stabilization in the global markets combined with the impact from comparing against weak sales in the prior year period. The increase in Special Applications sales was widespread, including sales of disk drives, as the pace of the market decline has moderated and the Company is benefiting from share gains at certain customers. The decrease in Gas Turbine Systems sales was expected and entirely driven by declining revenue from large-turbine projects, reflecting the Company's strategic decision to be more selective in pursuing new large-turbine projects combined with lower demand for new project installations and customer delays at project sites. Sales of Gas Turbine Systems aftermarket products and small-turbine projects partially offset the decline in large-turbine project sales.
Earnings before income taxes for the Industrial Products segment for the three months ended October 31, 2017 were $30.0 million, or 14.8% of Industrial Products' sales, a decrease from 19.2% for the three months ended October 31, 2016. The earnings before income taxes percentage decrease was primarily driven by the $6.8 million of income recognized in the prior year quarter that was related to a favorable settlement of claims associated with general representations and warranties in connection with the Company's acquisition of Northern Technical.
Liquidity and Capital Resources
Cash provided by operating activities for the three months ended October 31, 2017 was $63.9 million, compared with $101.5 million for the three months ended October 31, 2016. The decrease in cash generated from operating activities of $37.6 million is primarily due to changes in working capital items, including accounts receivable, accrued employee compensation, trade accounts payable and inventories, as a result of higher levels of sales that caused a net cash decrease.
Cash used in investing activities for the three months ended October 31, 2017 was $19.1 million, compared with $23.3 million for the three months ended October 31, 2016. The decrease in cash used in investing activities of $4.2 million resulted from a decrease in net cash used for acquisitions of $11.7 million, partially offset by an increase in capital expenditures of $7.5 million.
Cash used in financing activities for the three months ended October 31, 2017 was $1.9 million, compared with $57.0 million for the three months ended October 31, 2016. The decrease in cash used in financing activities of $55.1 million was primarily driven by the increase in cash provided by long-term debt of $69.8 million.
Cash and cash equivalents as of October 31, 2017 were $349.6 million, compared with $308.4 million as of July 31, 2017. The majority of the Company’s cash and cash equivalents are held by its foreign subsidiaries as over half of the Company’s earnings occur outside the U.S. Most of these funds are considered permanently reinvested outside the U.S., as the cash generated from U.S. operations plus the Company's debt facilities are anticipated to be sufficient for the Company's U.S. operation's cash needs. If additional cash was required for the Company's operations in the U.S., it may be subject to additional U.S. taxes if funds were repatriated from certain foreign subsidiaries.
Accounts receivable, net as of October 31, 2017 were $483.0 million, compared with $497.7 million as of July 31, 2017, a decrease of $14.7 million. The decrease is primarily due to a typical sequential decline in sales from the fourth quarter to the first quarter from seasonality and the timing of payments. Days sales outstanding were 67 days as of October 31, 2017 and July 31,

2017. Days sales outstanding is calculated using the count back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
Inventories, net as of October 31, 2017 were $319.6 million, compared with $293.5 million as of July 31, 2017, an increase of $26.1 million. The increase was primarily driven by increases across the regions to meet current and expected future customer demand given the sales momentum. Inventory turns were 5.5 times per year as of October 31, 2017, compared to 6.1 times per year as of July 31, 2017. Inventory turns are calculated by taking the annualized cost of sales based on the trailing three month period divided by the average of the beginning and ending net inventory values of the three month period.
Long-term debt outstanding was $631.7 million as of October 31, 2017, compared with $537.3 million as of July 31, 2017, an increase of $94.4 million. This increase is primarily to fund share repurchases and dividends and to support working capital needs associated with the higher levels of sales. In addition, during the quarter $25.0 million previously classified as current maturities of long-term debt was refinanced into long-term debt. As of October 31, 2017, long-term debt represented 41.8% of total long-term capital, defined as long-term debt plus total shareholders’ equity, compared with 38.6% as of July 31, 2017.
As of October 31, 2017, the Company had $468.9 million available under existing credit facilities. The Company believes that the combination of existing cash, available credit under existing credit facilities and the expected cash generated by operating activities will be adequate to meet cash requirements for the next twelve months, including debt repayments, payment of anticipated dividends, possible share repurchase activity, potential acquisitions and capital expenditures.
The Company guarantees 50% of certain debt of its joint venture, AFSI, as further discussed in Note 13 in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report.
New Accounting Standards Not Yet Adopted
For new accounting standards not yet adopted, refer to Note 1 in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report.
Critical Accounting Policies
There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2017.
SAFE HARBOR STATEMENT UNDER THE SECURITIES REFORM ACT OF 1995
The Company, through its management, may make forward-looking statements reflecting the Company’s current views with respect to future events and financial performance. These forward-looking statements, which may be included in reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Part I, Item 1A, "Risk Factors" of the Company’s Annual Report on Form 10-K for the year ended July 31, 2017, which could cause actual results to differ materially from historical results or those anticipated. The words or phrases “will likely result,” “are expected to,” “will continue,” “will allow,” “estimate,” “project,” “believe,” “expect,” “anticipate,” “forecast” and similar expressions are intended to identify forward-looking statements within the meaning of Section 21e of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995 (PSLRA). In particular, the Company desires to take advantage of the protections of the PSLRA in connection with the forward-looking statements made in this Quarterly Report on Form 10-Q. All statements other than statements of historical fact are forward-looking statements. These statements do not guarantee future performance.
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. In addition, the Company wishes to advise readers that the factors listed in Part I, Item 1A, "Risk Factors" of the Company’s Annual Report on Form 10-K for the year ended July 31, 2017, as well as other factors, could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed. These factors include, but are not limited to, world economic and industrial market conditions; the Company's ability to maintain certain competitive advantages over competitors; pricing pressures; the Company's ability to protect and enforce its intellectual property rights; the Company's dependence on global operations; customer concentration in certain cyclical industries; commodity availability and pricing; the Company's ability to develop new information technology systems and maintain and upgrade existing systems; information security and data breaches; foreign currency fluctuations; governmental laws and regulations; changes in tax laws, regulations and results of examinations; the Company's ability to attract and retain key personnel; changes in capital and credit markets; execution of the Company's acquisition strategy; the possibility of asset impairment; execution of restructuring plans; the Company's ability to maintain an effective system of internal control over financial reporting and other factors included in Part I, Item 1A, "Risk Factors" of the Company’s Annual Report on Form 10-K for the year ended July 31, 2017. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in the reported market risk of the Company since July 31, 2017. See further discussion of these market risks in the Company’s Annual Report on Form 10-K for the year ended July 31, 2017.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period. Based on their evaluation, as of the end of the period covered, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective. The Company’s disclosure controls and procedures are designed so that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended October 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company believes the recorded estimated liability in its Condensed Consolidated Financial Statements for claims or litigation is adequate in light of the probable and estimable outcomes. Any recorded liabilities were not material to the Company’s financial position, results of operations or liquidity and the Company believes it is remote that the settlement of any of the currently identified claims or litigation will be materially in excess of what is accrued. The Company records provisions when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and litigation are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter.

Item 1A.	Risk Factors
There are inherent risks and uncertainties associated with the Company’s global operations that involve the manufacturing and sale of products for highly demanding customer applications throughout the world. These risks and uncertainties could adversely affect the Company’s operating performances or financial condition. The “Risk Factors” section in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2017 outlines the risks and uncertainties that the Company believes are the most material to its business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
The following table summarizes information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the three months ended October 31, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
August 1 - August 31, 2017	400,000	$47.11	400,000	6,773,842
September 1 - September 30, 2017	521,470	44.61	508,329	6,265,513
October 1 - October 31, 2017	24,361	45.84	24,361	6,241,152
Total	945,831	$45.70	932,690	6,241,152

(1)
The Board of Directors has authorized the repurchase of up to 14.0 million shares of the Company's common stock. This repurchase authorization is effective until terminated by the Board of Directors. There were no repurchases of common stock made outside of the Company's current repurchase authorization during the three months ended October 31, 2017. However, the "Total Number of Shares Purchased" column of the table above includes 13,141 shares of previously owned shares tendered by option holders in payment of the exercise price of options during the quarter. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under stock-based awards to cover the withholding of taxes due as a result of exercising stock options or payment of stock-based awards.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits
*3-A – Restated Certificate of Incorporation of Registrant as currently in effect (Filed as Exhibit 3-A to Form 10-Q Report for the second quarter ended January 31, 2012)
*3-B – Amended and Restated Bylaws of Registrant, dated as of July 29, 2016 (Filed as Exhibit 3-C to Form 8-K Report filed on July 29, 2016)
*4 – **
31-A – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31-B – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 – Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 – The following information from the Donaldson Company, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2017, as filed with the Securities and Exchange Commission, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

DONALDSON COMPANY, INC.
(Registrant)

Date: December 8, 2017	By:	/s/ Tod E. Carpenter
Tod E. Carpenter Chairman, President and Chief Executive Officer (duly authorized officer)

Date: December 8, 2017	By:	/s/ Scott J. Robinson
Scott J. Robinson Senior Vice President and Chief Financial Officer (principal financial officer)

Date: December 8, 2017	By:	/s/ Melissa A. Osland
Melissa A. Osland Corporate Controller (principal accounting officer)