Form 10-Q
period 2018-01-31
DONALDSON CO INC
filed 2018-03-09
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2018 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.
Commission File Number 1-7891
DONALDSON COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
☐ Yes ☒No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $5 Par Value - 129,873,356 shares as of February 28, 2018.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
Net sales	$664.7	$550.6	$1,309.5	$1,103.6
Cost of sales	445.8	362.7	866.3	721.5
Gross profit	218.9	187.9	443.2	382.1
Operating expenses	137.3	118.5	270.9	236.3
Operating income	81.6	69.4	172.3	145.8
Interest expense	5.1	4.8	10.3	9.6
Other expense (income), net	0.1	(1.7)	0.9	(9.8)
Earnings before income taxes	76.4	66.3	161.1	146.0
Income taxes	129.3	19.8	153.1	41.5
Net (loss) earnings	$(52.9)	$46.5	$8.0	$104.5

Weighted average shares – basic	130.6	132.9	130.7	133.2
Weighted average shares – diluted	130.6	134.4	132.8	134.5
Net (loss) earnings per share – basic	$(0.40)	$0.35	$0.06	$0.78
Net (loss) earnings per share – diluted	$(0.40)	$0.35	$0.06	$0.78

Cash dividends paid per share	$0.180	$0.175	$0.360	$0.350

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
Net (loss) earnings	$(52.9)	$46.5	$8.0	$104.5
Other comprehensive income (loss):
Foreign currency translation income (loss)	55.5	(8.4)	50.4	(20.8)
Pension liability adjustment, net of deferred taxes of $(0.4), $(0.8), $(0.9) and $(1.8), respectively	0.2	1.3	1.0	3.7
(Loss) gain on hedging derivatives, net of deferred taxes of $0.3, $0.1, $(0.9) and $(0.4), respectively	(0.6)	(0.3)	1.7	0.7
Comprehensive income	$2.2	$39.1	$61.1	$88.1

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	January 31, 2018	July 31, 2017
Assets
Current assets:
Cash and cash equivalents	$362.2	$308.4
Accounts receivable, less allowance of $8.5 and $8.7, respectively	509.9	497.7
Inventories, net	344.9	293.5
Prepaid expenses and other current assets	62.9	51.4
Total current assets	1,279.9	1,151.0
Property, plant and equipment, net	507.7	484.6
Goodwill	242.0	238.1
Intangible assets, net	38.2	40.6
Deferred income taxes	24.9	30.3
Other long-term assets	38.6	35.1
Total assets	$2,131.3	$1,979.7

Liabilities and shareholders' equity
Current liabilities:
Short-term borrowings	$17.7	$23.3
Current maturities of long-term debt	0.4	50.6
Trade accounts payable	200.0	194.0
Other current liabilities	216.9	216.2
Total current liabilities	435.0	484.1
Long-term debt	667.7	537.3
Deferred income taxes	4.7	3.6
Other long-term liabilities	197.0	100.2
Total liabilities	1,304.4	1,125.2

Commitments and contingencies (Note 14)

Shareholders' Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued	758.2	758.2
Retained earnings	1,016.4	1,056.9
Non-controlling interests	4.6	4.4
Accumulated other comprehensive loss	(103.9)	(157.0)
Treasury stock, 21,784,693 and 21,037,353 shares, respectively, at cost	(848.4)	(808.0)
Total shareholders' equity	826.9	854.5
Total liabilities and shareholders' equity	$2,131.3	$1,979.7

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended January 31,
	2018	2017
Operating Activities
Net earnings	$8.0	$104.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	37.9	37.3
Deferred income taxes	7.0	(0.8)
Stock-based compensation expense	9.6	5.8
Other, net	98.1	0.7
Changes in operating assets and liabilities, excluding effect of acquired businesses	(50.8)	22.0
Net cash provided by operating activities	109.8	169.5

Investing Activities
Net expenditures on property, plant and equipment	(45.8)	(25.0)
Acquisitions, net of cash acquired	0.8	(10.9)
Net cash used in investing activities	(45.0)	(35.9)

Financing Activities
Proceeds from long-term debt	140.0	—
Repayments of long-term debt	(60.2)	(0.5)
Change in short-term borrowings	(4.1)	12.0
Purchase of treasury stock	(62.9)	(51.8)
Dividends paid	(46.8)	(46.3)
Tax withholding for stock compensation transactions	(2.2)	(2.2)
Exercise of stock options	13.6	12.1
Net cash used in financing activities	(22.6)	(76.7)
Effect of exchange rate changes on cash	11.6	(3.8)
Increase in cash and cash equivalents	53.8	53.1
Cash and cash equivalents, beginning of year	308.4	243.2
Cash and cash equivalents, end of period	$362.2	$296.3

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation The accompanying unaudited condensed consolidated financial statements of Donaldson Company, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of earnings, comprehensive income, financial position and cash flows have been included and are of a normal recurring nature. Operating results for the three and six month period ended January 31, 2018 are not necessarily indicative of the results that may be expected for future periods. The year-end condensed balance sheet information was derived from the Company's audited financial statements but does not include all disclosures required by GAAP. For further information, refer to the Audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2017.
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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). This update simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 was effective for the Company beginning in the first quarter of fiscal 2018 and the guidance affecting the effective tax rate was adopted prospectively. The Condensed Consolidated Statements of Cash Flows is also presented retrospectively with the guidance of this new standard and, for the six months ended January 31, 2017, resulted in an increase of $5.2 million to net cash provided by operating activities and a corresponding $5.2 million increase to net cash used in financing activities.
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
New Accounting Standards Not Yet Adopted In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill a contract. In 2016, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12 and ASU 2016-20 to clarify, among other things, the implementation guidance related to principal versus agent considerations, identifying performance obligations and accounting for licenses of intellectual property. This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2019, and early adoption is permitted. The amendments in this update are to be applied on a retrospective basis, either to each prior reporting period presented or by presenting the cumulative effect of applying the update recognized at the date of initial application. The Company is evaluating the impact of the adoption of the standard on its Consolidated Financial Statements. A project team has been established, has conducted surveys of the businesses and is performing revenue contract analyses to gather information and identify where potential differences could result in applying the requirements of the new standard. Based on the results of the surveys and contract analyses, the Company will assess the financial impact of the new standard on its Consolidated Financial Statements and determine the method of adoption.
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
Note 2. Acquisitions
On May 1, 2017, the Company acquired 100% of the shares of Hy-Pro Corporation (Hy-Pro). Hy-Pro designs and manufactures filtration systems and replacement filters for stationary hydraulic and industrial lubrication applications. Hy-Pro has manufacturing locations in Anderson, Indiana and Vancouver, Washington. Total consideration for the transaction was $21.9 million after recording a working capital adjustment in accordance with the purchase agreement. The Company received cash of $0.8 million for this adjustment during the first quarter of fiscal 2018, which reduced the purchase price and goodwill by a corresponding amount.
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

Note 3. Supplemental Balance Sheet Information
The components of net inventories are as follows (in millions):

	January 31, 2018	July 31, 2017
Raw materials	$111.3	$96.3
Work in process	26.0	19.7
Finished products	207.6	177.5
Inventories, net	$344.9	$293.5

The components of net property, plant and equipment are as follows (in millions):

	January 31, 2018	July 31, 2017
Land	$21.3	$20.6
Buildings	305.6	292.5
Machinery and equipment	910.3	866.8
Construction in progress	65.6	48.9
Less: accumulated depreciation	(795.1)	(744.2)
Property, plant and equipment, net	$507.7	$484.6
Note 4. Earnings Per Share
The Company’s basic net (loss) earnings per share is computed by dividing net (loss) earnings by the weighted average number of outstanding common shares. The Company’s diluted net (loss) earnings per share is computed by dividing net (loss) earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options and stock incentive plans. All common share equivalents were excluded from the diluted net (loss) earnings per share calculation for the three months ended January 31, 2018 because the Company incurred a net loss for the period. Certain outstanding options were excluded from the diluted net (loss) earnings per share calculations for the other periods because their exercise prices are greater than the average market price of the Company’s common stock during those periods. Options excluded from the diluted net (loss) earnings per share calculation were 2.2 million and 0.1 million for the three and six months ended January 31, 2018, respectively. Options excluded from the diluted net (loss) earnings per share calculation were 1.6 million for the three and six months ended January 31, 2017.
The following table presents the information necessary to calculate basic and diluted net earnings per share (in millions, except per share amounts):

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
Net (loss) earnings for basic and diluted earnings per share computation	$(52.9)	$46.5	$8.0	$104.5

Weighted average common shares outstanding:
Weighted average common shares – basic	130.6	132.9	130.7	133.2
Dilutive impact of share based awards	—	1.5	2.1	1.3
Weighted average common shares – diluted	130.6	134.4	132.8	134.5

Net (loss) earnings per share – basic	$(0.40)	$0.35	$0.06	$0.78
Net (loss) earnings per share – diluted	$(0.40)	$0.35	$0.06	$0.78
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
The following is a reconciliation of goodwill by reportable segment for the six months ended January 31, 2018 (in millions):

	Engine Products	Industrial Products	Total Goodwill
Balance as of July 31, 2017	$84.3	$153.8	$238.1
Goodwill acquired	0.6	—	0.6
Foreign exchange translation	0.4	2.9	3.3
Balance as of January 31, 2018	$85.3	$156.7	$242.0
The following is a reconciliation of net intangible assets for the six months ended January 31, 2018 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Balance as of July 31, 2017	$106.6	$(66.0)	$40.6
Amortization expense	—	(2.8)	(2.8)
Foreign exchange translation	(2.2)	2.6	0.4
Balance as of January 31, 2018	$104.4	$(66.2)	$38.2
Note 6. Warranty
The Company estimates warranty expense on certain products at the time of sale. The following is a reconciliation of warranty reserves, included in other current liabilities and other long-term liabilities, for the six months ended January 31, 2018 and 2017 (in millions):

	Six Months Ended January 31,
	2018	2017
Balance at beginning of period	$14.6	$11.9
Accruals for warranties issued during the reporting period	1.5	1.5
Accruals related to pre-existing warranties (including changes in estimates)	1.1	3.8
Less: settlements made during the period	(2.6)	(2.5)
Balance at end of period	$14.6	$14.7
There were no material specific warranty matters accrued for or significant settlements made in the six months ended January 31, 2018 or 2017. The Company’s warranty matters are not expected to have a material impact on the Company's results of operations, liquidity or financial position.
Note 7. Stock-Based Compensation
Stock-based compensation expense is recognized using the fair-value method for all awards. The Company determines the fair value of stock option awards using the Black-Scholes option pricing model. Options are granted whereby the option exercise price is equivalent to the market price of the Company's common stock at the date of grant. For the three and six months ended January 31, 2018, the Company recorded pretax stock-based compensation expense associated with stock options of $1.7 million and $5.5 million, respectively, and recorded $0.1 million and $1.3 million, respectively, of related tax benefits. For the three and six months ended January 31, 2017, the Company recorded pretax stock-based compensation expense associated with stock options of $3.8 million and $4.9 million, respectively, and recorded $1.3 million and $1.6 million, respectively, of related tax benefits. In addition, for the three and six months ended January 31, 2018, the Company recorded expense associated with performance-based awards of $1.0 million and $3.7 million, respectively. For the three and six months ended January 31, 2017, the Company recorded expense associated with performance-based awards of $0.3 million and $0.5 million, respectively.

The following table summarizes stock option activity during the six months ended January 31, 2018:

	Options Outstanding	Weighted Average Exercise Price
Outstanding as of July 31, 2017	6,685,551	$32.60
Granted	877,050	$45.69
Exercised	(530,916)	$26.32
Canceled	(21,193)	$37.60
Outstanding as of January 31, 2018	7,010,492	$34.70
The total intrinsic value of options exercised during the six months ended January 31, 2018 and 2017 was $11.8 million and $8.6 million, respectively. The weighted average fair value for options granted during the six months ended January 31, 2018 and 2017 was $9.29 and $10.09 per share, respectively.
The following table summarizes information concerning outstanding and exercisable options as of January 31, 2018:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price of Outstanding Options	Number Exercisable	Weighted Average Exercise Price of Exercisable Options
$ 0.00 to $22.69	983,883	1.54	$19.68	983,883	$19.68
$22.70 to $28.69	861,049	7.86	$28.06	567,606	$28.05
$28.70 to $34.69	1,383,480	3.92	$31.64	1,366,082	$31.64
$34.70 to $40.69	1,380,549	5.64	$37.03	1,370,383	$37.03
$40.70 and above	2,401,531	8.34	$43.65	947,730	$42.39
	7,010,492	5.92	$34.70	5,235,684	$32.36
As of January 31, 2018, the aggregate intrinsic value of options outstanding and exercisable was $111.9 million and $95.8 million, respectively.
As of January 31, 2018, there was $9.9 million of total unrecognized compensation expense related to non-vested stock options granted under the 2010 Master Stock Incentive Plan. This unvested expense is expected to be recognized during fiscal years 2018, 2019, 2020 and 2021.
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

Net periodic benefit costs for the Company’s pension plans include the following components (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
Net periodic benefit costs:
Service cost	$2.1	$2.0	$4.1	$4.1
Interest cost	3.7	3.4	7.4	6.7
Expected return on assets	(6.6)	(6.6)	(13.1)	(13.2)
Prior service cost amortization	0.2	0.2	0.3	0.4
Actuarial loss amortization	1.1	1.8	2.3	3.6
Net periodic benefit costs	$0.5	$0.8	$1.0	$1.6
The Company’s general funding policy for its pension plans is to make at least the minimum contributions as required by applicable regulations. Additionally, the Company may elect to make additional contributions up to the maximum tax deductible contribution. For the six months ended January 31, 2018, the Company made contributions of $1.4 million to its U.S. pension plans and $0.7 million to its non-U.S. pension plans. The estimated minimum funding requirement for the Company’s U.S. plans for the year ending July 31, 2018 is $3.7 million. In accordance with the Pension Protection Act of 2006, this contribution obligation may be met with existing credit balances that resulted from payments above the minimum obligation in prior years. The Company has sufficient credit balances to meet the minimum obligation for fiscal 2018. Due to favorable provisions in the U.S. Tax Cuts and Jobs Act, the Company is considering making additional contributions to one or both of its U.S. pension plans during fiscal 2018. The Company estimates that it will contribute an additional $0.7 million to its non-U.S. pension plans during the remainder of fiscal 2018 based upon the local government prescribed funding requirements.
Note 9. Income Taxes
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (TCJA) was enacted into law. The TCJA significantly reforms the Internal Revenue Code of 1986, including but not limited to reducing the U.S. federal corporate income tax rate from 35 percent to 21 percent and moving toward a territorial tax system with a one-time transition tax imposed on previously unremitted foreign earnings and profits.
On December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (SAB 118) that includes additional guidance allowing companies to use a measurement period that should not extend beyond one year from the TCJA enactment date to account for the impacts of the law in their financial statements. The Company has accounted for certain income tax effects of the TCJA to the extent a reasonable estimate could be made during the three months ended January 31, 2018.
The most significant impacts of the enacted legislation for the Company’s current fiscal year include lowering of the U.S. federal corporate income tax rate, the re-measurement of the Company’s net deferred tax assets to reflect their value at the reduced tax rate and the one-time transition tax on the deemed repatriation of certain foreign earnings. The Company’s U.S. federal statutory tax rate will be a blended rate of 26.9 percent for fiscal 2018 and 21 percent for fiscal 2019. The Company recorded a discrete tax charge of $1.4 million during the three months ended January 31, 2018 for the re-measurement of its net deferred tax assets. The Company also recorded a discrete tax charge of $108.3 million during the period for the one-time transition tax on deemed repatriated earnings of its non-U.S. subsidiaries. This charge is inclusive of U.S. state income tax on the portion of the earnings expected to be repatriated. The one-time transition tax is based on the Company’s post-1986 earnings and profits not previously subjected to U.S. taxation. The tax is payable over an eight year period, and the portion not due within 12 months of $99.4 million is classified within other long-term liabilities in the Condensed Consolidated Balance Sheet as of January 31, 2018. Although the Company made reasonable estimates in accounting for the impacts of the TCJA, these tax charges are provisional, as the Company is still analyzing certain aspects of the legislation and refining calculations as information becomes available during the measurement period as allowed by SAB 118. The accounting for the income tax effects of the TCJA is expected to be completed at fiscal year-end and any future adjustments will be recognized as discrete income tax expense or benefit in the period the adjustments are determined.
The TCJA also adds many new provisions that do not apply to the Company until fiscal 2019, including the deduction for executive compensation and interest expense, a tax on global intangible low-taxed income (GILTI), the base erosion anti-abuse tax (BEAT) and a deduction for foreign-derived intangible income (FDII). The Company has not made any adjustments in its financial statements related to these new provisions during the three months ended January 31, 2018 and continues to evaluate the future impact of these provisions.
The TCJA moves toward a territorial tax system through the provision of a 100% dividends received deduction for the foreign-source portions of dividends received from controlled foreign subsidiaries. As a result, the Company is in the process of evaluating its indefinite reinvestment assertions with regard to unremitted earnings for certain of its foreign subsidiaries. As part of this evaluation, the Company will consider estimated global working capital levels, capital investment requirements and the potential tax liabilities that would be incurred if the foreign subsidiaries distribute cash to the U.S. parent and make a determination in the SAB 118 measurement period as to whether earnings of these subsidiaries remain permanently invested or not. If the Company determines that a subsidiary should no longer remain subject to the indefinite reinvestment assertion, additional tax charges will be accrued, including but not limited to state income taxes, withholding taxes and other relevant foreign taxes in the period the conclusion is determined. As of January 31, 2018, the Company has determined that the earnings of certain subsidiaries are no longer subject to the indefinite reinvestment assertion and recorded an immaterial provisional estimate of the withholding taxes due on the repatriation of those earnings. The Company will continue to evaluate its global cash needs and opportunities to repatriate cash as part of an effort to more precisely compute this tax impact.
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
As of January 31, 2018, the gross unrecognized tax benefits were $19.8 million and accrued interest and penalties on these unrecognized tax benefits were $2.6 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. If the Company were to prevail on all unrecognized tax benefits recorded, substantially all of the unrecognized tax benefits would benefit the effective tax rate. With an average statute of limitations of approximately five years, up to $2.4 million of the unrecognized tax benefits could potentially expire in the next 12-month period, unless extended by an audit.
It is reasonably possible that matters associated with either current or future audits and disputes could cause adjustments to previously recorded reserves in the next 12-month period. Quantification of an estimated range and timing of future audit adjustments cannot be made at this time.
Note 10. Fair Value Measurements
As of January 31, 2018, the carrying values of cash and cash equivalents, accounts receivables, short-term borrowings and trade accounts payable approximate fair value because of the short-term nature of these instruments. As of January 31, 2018, the estimated fair value of long-term debt with fixed interest rates was $271.8 million compared to its carrying value of $275.0 million. The fair value is estimated by discounting the projected cash flows using the rate that similar amounts of debt could currently be borrowed. Long-term debt would be classified as Level 2 in the fair value hierarchy. The carrying values of long-term debt with variable interest rates approximate fair value.
Note 11. Shareholders' Equity
The Company’s Board of Directors authorized the repurchase of up to 14.0 million shares of common stock under the Company's stock repurchase plan. This repurchase authorization is effective until terminated by the Board of Directors. During the six months ended January 31, 2018, the Company repurchased 1.3 million shares for $62.9 million. As of January 31, 2018, the Company had remaining authorization to repurchase 5.8 million shares under this plan.
On January 26, 2018, the Company's Board of Directors declared a cash dividend in the amount of 18.0 cents per common share, payable March 6, 2018, to shareholders of record as of February 14, 2018.

Note 12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component for the three months ended January 31, 2018 and 2017 are as follows (in millions):

	Foreign Currency Translation Adjustment	Pension Benefits		Derivative Financial Instruments		Total
Balance as of October 31, 2017, net of tax	$(63.9)	$(94.3)		$(0.8)		$(159.0)
Other comprehensive income (loss) before reclassifications and tax	55.5	—		(0.4)		55.1
Tax benefit	—	—		0.1		0.1
Other comprehensive income (loss) before reclassifications, net of tax	55.5	—		(0.3)		55.2
Reclassifications, before tax	—	0.6		(0.5)		0.1
Tax (expense) benefit	—	(0.4)		0.2		(0.2)
Reclassifications, net of tax	—	0.2	(1)	(0.3)	(2)	(0.1)
Other comprehensive income (loss), net of tax	55.5	0.2		(0.6)		55.1
Balance as of January 31, 2018, net of tax	$(8.4)	$(94.1)		$(1.4)		$(103.9)

Balance as of October 31, 2016, net of tax	$(101.7)	$(113.4)		$0.5		$(214.6)
Other comprehensive (loss) income before reclassifications and tax	(8.4)	—		0.3		(8.1)
Tax expense	—	—		(0.1)		(0.1)
Other comprehensive (loss) income before reclassifications, net of tax	(8.4)	—		0.2		(8.2)
Reclassifications, before tax	—	2.1		(0.7)		1.4
Tax (expense) benefit	—	(0.8)		0.2		(0.6)
Reclassifications, net of tax	—	1.3	(1)	(0.5)	(2)	0.8
Other comprehensive (loss) income, net of tax	(8.4)	1.3		(0.3)		(7.4)
Balance as of January 31, 2017, net of tax	$(110.1)	$(112.1)		$0.2		$(222.0)

(1)
Primarily includes net amortization of prior service costs and actuarial losses included in net periodic benefit cost (see Note 8) that were reclassified from accumulated other comprehensive loss to operating expenses or cost of sales.

(2)	Relates to foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to other income, net.

Changes in accumulated other comprehensive loss by component for the six months ended January 31, 2018 and 2017 are as follows (in millions):

	Foreign Currency Translation Adjustment	Pension Benefits		Derivative Financial Instruments		Total
Balance as of July 31, 2017, net of tax	$(58.8)	$(95.1)		$(3.1)		$(157.0)
Other comprehensive income before reclassifications and tax	50.4	—		2.0		52.4
Tax expense	—	—		(0.7)		(0.7)
Other comprehensive income before reclassifications, net of tax	50.4	—		1.3		51.7
Reclassifications, before tax	—	1.9		0.6		2.5
Tax expense	—	(0.9)		(0.2)		(1.1)
Reclassifications, net of tax	—	1.0	(1)	0.4	(2)	1.4
Other comprehensive income, net of tax	50.4	1.0		1.7		53.1
Balance as of January 31, 2018, net of tax	$(8.4)	$(94.1)		$(1.4)		$(103.9)

Balance as of July 31, 2016, net of tax	$(89.3)	$(115.8)		$(0.5)		$(205.6)
Other comprehensive (loss) income before reclassifications and tax	(20.8)	—		1.9		(18.9)
Tax expense	—	—		(0.6)		(0.6)
Other comprehensive (loss) income before reclassifications, net of tax	(20.8)	—		1.3		(19.5)
Reclassifications, before tax	—	5.5		(0.8)		4.7
Tax (expense) benefit	—	(1.8)		0.2		(1.6)
Reclassifications, net of tax	—	3.7	(1)	(0.6)	(2)	3.1
Other comprehensive (loss) income, net of tax	(20.8)	3.7		0.7		(16.4)
Balance as of January 31, 2017, net of tax	$(110.1)	$(112.1)		$0.2		$(222.0)

(1)
Primarily includes net amortization of prior service costs and actuarial losses included in net periodic benefit cost (see Note 8) that were reclassified from accumulated other comprehensive loss to operating expenses or cost of sales.

(2)	Relates to foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to other income, net.
Note 13. Guarantees
The Company and Caterpillar Inc. equally own the shares of Advanced Filtration Systems Inc. (AFSI), an unconsolidated joint venture, and guarantee certain debt of the joint venture. As of January 31, 2018, AFSI had $31.2 million of outstanding debt, of which the Company guarantees half. In addition, during the three months ended January 31, 2018 and 2017, the Company recorded earnings from this equity method investment of $0.4 million and $0.3 million, respectively. The Company recorded $0.5 million and $0.9 million of earnings from this equity method investment during the six months ended January 31, 2018 and 2017, respectively. During the three months ended January 31, 2018 and 2017, the Company recorded royalty income related to AFSI of $1.7 million and $1.4 million, respectively, in other expense (income), net. During the six months ended January 31, 2018 and 2017, the Company recorded royalty income related to AFSI of $3.6 million and $2.7 million, respectively, in other expense (income), net.
As of January 31, 2018 and July 31, 2017, the Company had a contingent liability for standby letters of credit totaling $8.4 million and $10.5 million, respectively, that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of contract terms as detailed in each letter of credit. As of January 31, 2018 and July 31, 2017, there were no amounts drawn upon these letters of credit.

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
Segment detail is summarized as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
Net sales
Engine Products segment	$442.4	$361.9	$884.5	$715.7
Industrial Products segment	222.3	188.7	425.0	387.9
Total	$664.7	$550.6	$1,309.5	$1,103.6

Earnings before income taxes
Engine Products segment	$54.5	$48.7	$118.1	$94.1
Industrial Products segment	32.2	24.3	62.2	62.6
Corporate and Unallocated	(10.3)	(6.7)	(19.2)	(10.7)
Total	$76.4	$66.3	$161.1	$146.0
There were no customers that accounted for over 10% of net sales for the three or six months ended January 31, 2018 or 2017. There were no customers that accounted for over 10% of gross accounts receivable as of January 31, 2018 or July 31, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is a worldwide manufacturer of filtration systems and replacement parts. The Company’s core strengths are leading filtration technology, strong customer relationships and its global presence. Products are manufactured at 44 plants around the world and through three joint ventures.
The Company has two reportable segments: Engine Products and Industrial Products. Products in the Engine Products segment consist of replacement filters for both air and liquid filtration applications, air filtration systems, liquid filtration systems for fuel, lube and hydraulic applications and exhaust and emissions systems. The Engine Products segment sells to original equipment manufacturers (OEMs) in the construction, mining, agriculture, aerospace, defense and truck end markets and to independent distributors, OEM dealer networks, private label accounts and large equipment fleets. Products in the Industrial Products segment consist of dust, fume and mist collectors, compressed air purification systems, air filtration systems for gas turbines, polytetrafluoroethylene (PTFE) membrane-based products and specialized air and gas filtration systems for applications including hard disk drives and semi-conductor manufacturing. The Industrial Products segment sells to various dealers, distributors, OEMs of gas-fired turbines and OEMs and end users requiring clean filtration solutions and replacement filters.
The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes included in Item 1 of this report.
Consolidated Results of Operations
Three months ended January 31, 2018 compared with three months ended January 31, 2017
Operating results for the three months ended January 31, 2018 and 2017 are as follows (in millions):

	Three Months Ended January 31,
	2018	% of sales	2017	% of sales
Net sales	$664.7		$550.6
Cost of sales	445.8	67.1%	362.7	65.9%
Gross profit	218.9	32.9%	187.9	34.1%
Operating expenses	137.3	20.6%	118.5	21.5%
Operating income	81.6	12.3%	69.4	12.6%
Interest expense	5.1	0.8%	4.8	0.9%
Other expense (income), net	0.1	—%	(1.7)	(0.3)%
Earnings before income taxes	76.4	11.5%	66.3	12.0%
Income taxes	129.3	19.5%	19.8	3.6%
Net (loss) earnings	$(52.9)	(8.0)%	$46.5	8.4%
Net loss for the three months ended January 31, 2018 was $52.9 million, compared with net earnings of $46.5 million for the three months ended January 31, 2017, a decrease of $99.4 million. Included in net loss for the current year quarter is provisional tax charges of $109.7 million related to TCJA, which was enacted into law during the quarter. As a result of the TCJA, during the three months ended January 31, 2018, the Company recorded a tax charge of $1.4 million for the re-measurement of its net deferred tax assets and a tax charge of $108.3 million for the one-time transition tax on deemed repatriated earnings of its non-U.S. subsidiaries. See Note 9 in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for additional information on the impact of TCJA.
Net sales for the three months ended January 31, 2018 were $664.7 million, compared with $550.6 million for the three months ended January 31, 2017, an increase of $114.1 million, or 20.7%. Net sales increased $80.5 million, or 22.3%, in the Engine Products segment and increased $33.6 million, or 17.7%, in the Industrial Products segment compared with the same period in the prior fiscal year. Refer to the Segment Results of Operations section for further discussion on the Engine Products and Industrial Products segments. Net sales for the three months ended January 31, 2018 were positively impacted by foreign currency translation, which increased net sales by $25.6 million compared with the same period in the prior fiscal year.
Cost of sales for the three months ended January 31, 2018 was $445.8 million, compared with $362.7 million for the three months ended January 31, 2017, an increase of $83.1 million, or 22.9%. Gross margin for the current year quarter was 32.9%, compared with 34.1% during the same period in the prior fiscal year. The decrease in gross margin resulted from selling an unfavorable mix of products and higher supply chain and raw material costs.
Operating expenses for the three months ended January 31, 2018 were $137.3 million, compared with $118.5 million for the three months ended January 31, 2017, an increase of $18.8 million, or 15.8%. As a percent of net sales, operating expenses for the current year quarter were 20.6%, compared with 21.5% during the same period in the prior fiscal year. The decrease in operating expenses as a percentage of sales was primarily driven by expense leverage gained on increasing sales, partially offset by higher incentive compensation expense.
Other expense (income), net for the three months ended January 31, 2018 was $0.1 million of expense, compared with $1.7 million of income for the three months ended January 31, 2017, a decrease of $1.8 million. The decrease was primarily due to higher losses on foreign exchange of $2.9 million in the current year quarter compared with the prior year quarter. Interest expense was $5.1 million for the three months ended January 31, 2018, compared with $4.8 million for the three months ended January 31, 2017, an increase of $0.3 million, or 6.8%. The increase was due to an increase in the average level of debt outstanding in the current year quarter compared with the prior year quarter.
The effective tax rate for the three months ended January 31, 2018 was 169.2%, compared with 29.8% for the three months ended January 31, 2017. Excluding the impact of the TCJA one-time adjustments, the effective tax rate for the three months ended

January 31, 2018 was 25.7%, compared with 29.8% for the three months ended January 31, 2017. The decrease was primarily due to $2.2 million of excess tax benefits on stock-based compensation expense resulting from the adoption of ASU 2016-09 (refer to Note 1 in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for further discussion of the new accounting standard), and the net impact of the TCJA enactment, which decreased the Company’s base effective tax rate by 1.1 percentage points. The net impact of the TCJA enactment reflects a benefit from the reduced U.S. corporate income tax rate that is partially offset by a negative impact from foreign withholding tax and other matters related to the TCJA.
Six months ended January 31, 2018 compared with six months ended January 31, 2017
Operating results for the six months ended January 31, 2018 and 2017 are as follows (in millions):

	Six Months Ended January 31,
	2018	% of sales	2017	% of sales
Net sales	$1,309.5		$1,103.6
Cost of sales	866.3	66.2%	721.5	65.4%
Gross profit	443.2	33.8%	382.1	34.6%
Operating expenses	270.9	20.7%	236.3	21.4%
Operating income	172.3	13.2%	145.8	13.2%
Interest expense	10.3	0.8%	9.6	0.9%
Other expense (income), net	0.9	0.1%	(9.8)	(0.9)%
Earnings before income taxes	161.1	12.3%	146.0	13.2%
Income taxes	153.1	11.7%	41.5	3.8%
Net earnings	$8.0	0.6%	$104.5	9.5%
Net earnings for the six months ended January 31, 2018 was $8.0 million, compared with net earnings of $104.5 million for the six months ended January 31, 2017, a decrease of $96.5 million. Included in net loss for the current year period is provisional tax charges of $109.7 million related to TCJA, which was enacted into law during the period. As a result of the TCJA, during the six months ended January 31, 2018 the Company recorded a tax charge of $1.4 million for the re-measurement of its net deferred tax assets and a tax charge of $108.3 million for the one-time transition tax on deemed repatriated earnings of its non-U.S. subsidiaries. See Note 9 in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for additional information on the impact of TCJA.
Net sales for the six months ended January 31, 2018 were $1,309.5 million, compared with $1,103.6 million for the six months ended January 31, 2017, an increase of $205.9 million, or 18.7%. Net sales increased $168.8 million, or 23.6%, in the Engine Products segment and increased $37.1 million, or 9.6%, in the Industrial Products segment compared with the same period in the prior fiscal year. Refer to the Segment Results of Operations section for further discussion on the Engine Products and Industrial Products segments. Net sales for the six months ended January 31, 2018 were positively impacted by foreign currency translation, which increased net sales by $35.1 million compared with the same period in the prior fiscal year.
Cost of sales for the six months ended January 31, 2018 was $866.3 million, compared with $721.5 million for the six months ended January 31, 2017, an increase of $144.8 million, or 20.1%. Gross margin for the current year quarter was 33.8%, compared with 34.6% during the same period in the prior fiscal year. The decrease in gross margin resulted from selling an unfavorable mix of products and higher supply chain and raw material costs, partially offset by improved fixed cost absorption on higher sales than the prior year.
Operating expenses for the six months ended January 31, 2018 were $270.9 million, compared with $236.3 million for the six months ended January 31, 2017, an increase of $34.6 million, or 14.6%. As a percent of net sales, operating expenses for the current year quarter were 20.7%, compared with 21.4% during the same period in the prior fiscal year. The decrease in operating expenses as a percentage of sales was primarily driven by expense leverage gained on increasing sales, partially offset by higher incentive compensation costs.
Other expense (income), net for the six months ended January 31, 2018 was $0.9 million of expense, compared with $9.8 million of income for the six months ended January 31, 2017, a decrease of $10.7 million. The decrease was primarily due to $6.8 million of income recognized in the prior year period that was related to a favorable settlement of claims associated with general representations and warranties in connection with the Company's acquisition of Northern Technical. The decrease is also due to $4.7 million of higher losses on foreign exchange in the current period compared with the prior period. Interest expense was $10.3 million for the six months ended January 31, 2018, compared with $9.6 million for the six months ended January 31, 2017, an increase of $0.7 million, or 7.9%. The increase was due to an increase in the average level of debt outstanding in the current year period compared with the prior year period.

The effective tax rate for the six months ended January 31, 2018 was 95.0%, compared with 28.4% for the six months ended January 31, 2017. Excluding the impact of the TCJA one-time adjustments, the effective tax rate for the six months ended January 31, 2018 was 26.9%, compared with 28.4% for the six months ended January 31, 2017. The decrease was primarily due to $3.5 million of excess tax benefits on stock-based compensation expense resulting from the adoption of ASU 2016-09 (refer to Note 1 in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for further discussion of the new accounting standard), and the net impact of the TCJA enactment, which decreased the Company’s base effective tax rate by 1.1 percentage points. The decrease in the effective tax rate for the six months ended January 31, 2018 was partially offset by an unfavorable shift in the mix of earnings between tax jurisdictions, which increased the Company’s base effective tax rate by 1.7 percentage points.
Segment Results of Operations
Net sales and earnings before income taxes for the Engine Products and Industrial Products segments are summarized as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
Net sales:
Engine Products segment	$442.4	$361.9	$884.5	$715.7
Industrial Products segment	222.3	188.7	425.0	387.9
Total	$664.7	$550.6	$1,309.5	$1,103.6

Earnings before income taxes:
Engine Products segment	$54.5	$48.7	$118.1	$94.1
Industrial Products segment	32.2	24.3	62.2	62.6
Corporate and Unallocated (1)	(10.3)	(6.7)	(19.2)	(10.7)
Total	$76.4	$66.3	$161.1	$146.0

(1)	Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, such as interest income and expense.
Engine Products Segment
The following is a summary of net sales by product group within the Company's Engine Products segment (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
Engine Products segment:
Off-Road	$78.9	$57.6	$153.9	$112.4
On-Road	35.2	23.3	68.5	49.9
Aftermarket	303.5	256.6	612.6	504.2
Aerospace and Defense	24.8	24.4	49.5	49.2
Total Engine Products segment	$442.4	$361.9	$884.5	$715.7

Engine Products segment earnings before income taxes	$54.5	$48.7	$118.1	$94.1
Net sales for the Engine Products segment for the three months ended January 31, 2018 were $442.4 million, compared with $361.9 million for the three months ended January 31, 2017, an increase of $80.5 million, or 22.3%. Of this increase, $15.1 million is attributable to foreign currency translation. The increase in Engine Products sales was driven by increases in Aftermarket of 18.3%, Off-Road of 37.0%, On-Road of 50.6% and Aerospace and Defense of 2.0%. Within Aftermarket, sales increased in all major regions as the Company benefited from improving market conditions and end-user demand and growth in innovative product categories, including both air and liquid filtration products. Additionally, Aftermarket sales included approximately $8.5 million of incremental sales from the Company's acquisition of Hy-Pro. The increase in Off-Road sales was driven by further strengthening of market conditions across all regions for heavy-duty off-road equipment production. The increase in On-Road sales reflects increasing production of heavy-duty trucks compared with depressed sales in the prior year, primarily in the U.S., combined with benefits from new customer agreements. Sales within Aerospace and Defense were mixed, with an increase in sales of Aerospace products being partially offset by declining sales in Defense ground vehicles.
Net sales for the Engine Products segment for the six months ended January 31, 2018 were $884.5 million, compared with $715.7 million for the six months ended January 31, 2017, an increase of $168.8 million, or 23.6%. Of this increase, $21.3 million is attributable to foreign currency translation. The increase in Engine Products sales was driven by increases in Aftermarket of 21.5%, Off-Road of 37.0%, On-Road of 37.3% and Aerospace and Defense of 0.8%. Within Aftermarket, sales increased in all major regions as the Company benefited from improving market conditions and end-user demand and growth in innovative product categories, including both air and liquid filtration products. Additionally, Aftermarket sales included approximately $17.2 million of incremental sales from the Company's acquisitions of Partmo and Hy-Pro. The increase in Off-Road sales was driven by further strengthening of market conditions across all regions for heavy-duty off-road equipment production. The increase in On-Road sales reflects increasing production of heavy-duty trucks compared with depressed sales in the prior year, primarily in the U.S., combined with benefits from new customer agreements. Sales within Aerospace and Defense were mixed, with an increase in sales of Aerospace products being partially offset by declining sales in Defense ground vehicles.
Earnings before income taxes for the Engine Products segment for the three months ended January 31, 2018 were $54.5 million, or 12.3% of Engine Products' sales, a decrease from 13.5% for the three months ended January 31, 2017. The decrease is primarily due to selling an unfavorable mix of products and higher supply chain and raw material costs, partially offset by operating expense leverage on higher sales than the prior year.
Earnings before income taxes for the Engine Products segment for the six months ended January 31, 2018 were $118.1 million, or 13.4% of Engine Products' sales, an increase from 13.1% for the six months ended January 31, 2017. Improved cost absorption on higher sales than the prior year drove the improvement, which was partially offset by higher raw material costs and incremental costs related to meeting higher-than-expected demand.
Industrial Products Segment
The following is a summary of net sales by product group within the Company's Industrial Products segment (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
Industrial Products segment:
Industrial Filtration Solutions	$145.1	$127.8	$279.6	$254.2
Gas Turbine Systems	33.0	21.2	59.3	53.7
Special Applications	44.2	39.7	86.1	80.0
Total Industrial Products segment	$222.3	$188.7	$425.0	$387.9

Industrial Products segment earnings before income taxes	$32.2	$24.3	$62.2	$62.6
Net sales for the Industrial Products segment for the three months ended January 31, 2018 were $222.3 million, compared with $188.7 million for the three months ended January 31, 2017, an increase of $33.6 million, or 17.7%. Of this increase, $10.5 million is attributable to foreign currency translation. The increase in Industrial Products sales was driven by increases in Industrial Filtration Solutions of 13.4%, Gas Turbine Systems of 55.7% and Special Applications of 11.3%. The increase in Industrial Filtration Solutions sales was driven by growth in sales of both new equipment and replacement parts, reflecting some stabilization in the global markets combined with the Company’s efforts to proactively manage the replacement cycle for its large customer base and grow its business in under-penetrated existing and new markets. The increase in Special Applications sales was widespread. Sales of disk drive filters increased, reflecting temporary moderation in the secular declining hard disk drive market combined with share gains with certain customers, sales of Membrane products improved following a sharp decline in the prior year quarter, and sales of Integrated Venting Solutions are benefitting from the Company’s efforts to increase its product assortment and further penetrate new markets. The increase in Gas Turbine Systems sales was expected and reflects comparing against soft sales in the prior year quarter, particularly in first-fit, combined with continued strength in sales of replacement parts.
Net sales for the Industrial Products segment for the six months ended January 31, 2018 were $425.0 million, compared with $387.9 million for the six months ended January 31, 2017, an increase of $37.1 million, or 9.6%. Of this increase, $13.8 million is attributable to foreign currency translation. The increase in Industrial Products sales was driven by increases in Industrial Filtration Solutions of 10.0%, Special Applications of 7.6% and Gas Turbine Systems of 10.5%. The increase in Industrial Filtration Solutions sales was driven by growth in sales of both new equipment and replacement parts, reflecting some stabilization in the global markets combined with the Company’s efforts to proactively manage the replacement cycle for its large customer base and grow its business in under-penetrated existing and new markets. The increase in Special Applications sales was widespread. Sales of disk drive filters increased, reflecting temporary moderation in the secular declining hard disk drive market combined with share gains with certain customers, sales of Membrane products improved following a decline in the prior year, and sales of Integrated Venting Solutions are benefitting from the Company’s efforts to increase its product assortment and further penetrate new markets. The increase in Gas Turbine Systems sales was expected and reflects comparing against soft sales in the prior year period combined with continued strength in sales of replacement parts. While sales increased for the three month period, the first-fit sales within Gas Turbine Systems continue to be impacted by the Company's strategic decision to be more selective in pursuing new large-turbine projects combined with lower demand for new project installations and customer delays at project sites.
Earnings before income taxes for the Industrial Products segment for the three months ended January 31, 2018 were $32.2 million, or 14.5% of Industrial Products' sales, an increase from 12.9% for the three months ended January 31, 2017. The earnings before income taxes percentage increase was primarily driven by selling a more favorable mix of products and expense leverage on higher sales than the prior year, partially offset by higher raw material costs.
Earnings before income taxes for the Industrial Products segment for the six months ended January 31, 2018 were $62.2 million, or 14.6% of Industrial Products' sales, a decrease from 16.1% for the six months ended January 31, 2017. The earnings before income taxes percentage decrease was primarily driven by the $6.8 million of income recognized in the prior year period that was related to a favorable settlement of claims associated with general representations and warranties in connection with the Company's acquisition of Northern Technical, partially offset by selling a more favorable mix of products and expense leverage on higher sales than the prior year.
Liquidity and Capital Resources
Cash provided by operating activities for the six months ended January 31, 2018 was $109.8 million, compared with $169.5 million for the six months ended January 31, 2017, a decrease in cash generated from operating activities of $59.7 million. This decrease is primarily the result of changes in working capital associated with higher levels of sales and expected demand, as cash flows provided by accounts receivable decreased by $35.1 million and cash flows used in inventories increased by $11.7 million between the periods.
Cash used in investing activities for the six months ended January 31, 2018 was $45.0 million, compared with $35.9 million for the six months ended January 31, 2017. The increase in cash used in investing activities of $9.1 million resulted from an increase in capital expenditures of $20.8 million to expand capacity and invest in technology, partially offset by a decrease in net cash used for acquisitions of $11.7 million.
Cash used in financing activities for the six months ended January 31, 2018 was $22.6 million, compared with $76.7 million for the six months ended January 31, 2017. The decrease in cash used in financing activities of $54.1 million was primarily driven by an increase in cash provided by long-term debt of $80.3 million, partially offset by a decrease in cash provided by short-term borrowings of $16.1 million and an increase in cash used to purchase treasury stock of $11.1 million.
Cash and cash equivalents as of January 31, 2018 were $362.2 million, compared with $308.4 million as of July 31, 2017. As of January 31, 2018, the Company had $442.9 million available under existing credit facilities. The Company believes that the combination of existing cash, available credit under existing credit facilities and the expected cash generated by operating activities will be adequate to meet cash requirements for the next twelve months, including debt repayments and pension funding, payment of anticipated dividends, possible share repurchase activity, potential acquisitions and capital expenditures.
Accounts receivable, net as of January 31, 2018 were $509.9 million, compared with $497.7 million as of July 31, 2017, an increase of $12.2 million. Days sales outstanding were 69 days as of January 31, 2018 and 67 days as of July 31, 2017. Days sales outstanding is calculated using the count back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance. These increases were driven by the impact of foreign exchange translation.
Inventories, net as of January 31, 2018 were $344.9 million, compared with $293.5 million as of July 31, 2017, an increase of $51.4 million. Inventory turns were 5.4 times per year as of January 31, 2018, compared to 6.1 times per year as of July 31, 2017. Inventory turns are calculated by taking the annualized cost of sales based on the trailing three-month period divided by the average of the beginning and ending net inventory values of the three-month period. These changes were primarily driven by increases across the regions to meet current and expected customer demand given the sales momentum.
Long-term debt outstanding was $667.7 million as of January 31, 2018, compared with $537.3 million as of July 31, 2017, an increase of $130.4 million. This increase is primarily to fund share repurchases and dividends and to support working capital needs associated with the higher levels of sales. In addition, during the period, $50.0 million of current maturities of long-term debt was refinanced into long-term debt. As of January 31, 2018, long-term debt represented 44.7% of total long-term capital, defined as long-term debt plus total shareholders’ equity, compared with 38.6% as of July 31, 2017.

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
Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended January 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Repurchases of Equity Securities
The following table summarizes information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the three months ended January 31, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
November 1 - November 30, 2017	—	$—	—	6,241,152
December 1 - December 31, 2017	—	—	—	6,241,152
January 1 - January 31, 2018	400,000	50.55	400,000	5,841,152
Total	400,000	$50.55	400,000	5,841,152

(1)
The Board of Directors has authorized the repurchase of up to 14.0 million shares of the Company's common stock. This repurchase authorization is effective until terminated by the Board of Directors. There were no repurchases of common stock made outside of the Company's current repurchase authorization during the three months ended January 31, 2018. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under stock-based awards to cover the withholding of taxes due as a result of exercising stock options or payment of stock-based awards.

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
10-A – Compensation Plan for Non-Employee Directors
10-B – Form of Non-Employee Director Restricted Stock Unit Award Agreement under the 2010 Master Stock Incentive Plan
10-C – Form of Non-Employee Director Non-Qualified Stock Option Award Agreement under the 2010 Master Stock Incentive Plan
31-A – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31-B – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 – Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 – The following information from the Donaldson Company, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2018, as filed with the Securities and Exchange Commission, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of (Loss) Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

DONALDSON COMPANY, INC.
(Registrant)

Date: March 9, 2018	By:	/s/ Tod E. Carpenter
Tod E. Carpenter Chairman, President and Chief Executive Officer (duly authorized officer)

Date: March 9, 2018	By:	/s/ Scott J. Robinson
Scott J. Robinson Senior Vice President and Chief Financial Officer (principal financial officer)

Date: March 9, 2018	By:	/s/ Melissa A. Osland
Melissa A. Osland Corporate Controller (principal accounting officer)