Form 10-Q
period 2018-04-30
DONALDSON CO INC
filed 2018-06-11
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2018 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.
Commission File Number 1-7891
DONALDSON COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
☐ Yes ☒No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $5 Par Value - 128,977,999 shares as of May 31, 2018.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
Net sales	$700.0	$608.2	$2,009.5	$1,711.8
Cost of sales	460.4	396.7	1,326.7	1,118.2
Gross profit	239.6	211.5	682.8	593.6
Operating expenses	138.7	123.0	409.6	359.3
Operating income	100.9	88.5	273.2	234.3
Interest expense	5.4	4.8	15.7	14.4
Other income, net	(3.5)	(0.6)	(2.6)	(10.4)
Earnings before income taxes	99.0	84.3	260.1	230.3
Income taxes	29.1	24.2	182.2	65.7
Net earnings	$69.9	$60.1	$77.9	$164.6

Weighted average shares – basic	130.1	132.5	130.5	133.0
Weighted average shares – diluted	131.9	134.1	132.5	134.4
Net earnings per share – basic	$0.54	$0.45	$0.60	$1.24
Net earnings per share – diluted	$0.53	$0.45	$0.59	$1.23

Cash dividends paid per share	$0.180	$0.175	$0.540	$0.525

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
Net earnings	$69.9	$60.1	$77.9	$164.6
Other comprehensive (loss) income:
Foreign currency translation (loss) income	(23.2)	10.7	27.2	(10.1)
Pension liability adjustment, net of deferred taxes of $(0.6), $(0.5), $(1.5) and $(2.3), respectively	1.6	0.5	2.6	4.2
Gain on hedging derivatives, net of deferred taxes of $(0.6), $0.1, $(1.5) and $(0.3), respectively	1.1	0.2	2.8	0.9
Comprehensive income	$49.4	$71.5	$110.5	$159.6

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	April 30, 2018	July 31, 2017
Assets
Current assets:
Cash and cash equivalents	$317.3	$308.4
Accounts receivable, less allowance of $8.1 and $8.7, respectively	530.6	497.7
Inventories, net	344.2	293.5
Prepaid expenses and other current assets	57.1	51.4
Total current assets	1,249.2	1,151.0
Property, plant and equipment, net	511.1	484.6
Goodwill	240.0	238.1
Intangible assets, net	37.1	40.6
Deferred income taxes	14.5	30.3
Other long-term assets	43.1	35.1
Total assets	$2,095.0	$1,979.7

Liabilities and shareholders' equity
Current liabilities:
Short-term borrowings	$4.1	$23.3
Current maturities of long-term debt	0.4	50.6
Trade accounts payable	201.5	194.0
Other current liabilities	191.7	216.2
Total current liabilities	397.7	484.1
Long-term debt	687.5	537.3
Deferred income taxes	5.0	3.6
Other long-term liabilities	168.4	100.2
Total liabilities	1,258.6	1,125.2

Commitments and contingencies (Note 14)

Shareholders' equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued	758.2	758.2
Retained earnings	1,089.1	1,056.9
Non-controlling interests	4.7	4.4
Accumulated other comprehensive loss	(124.4)	(157.0)
Treasury stock, 22,730,646 and 21,037,353 shares, respectively, at cost	(891.2)	(808.0)
Total shareholders' equity	836.4	854.5
Total liabilities and shareholders' equity	$2,095.0	$1,979.7

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended April 30,
	2018	2017
Operating Activities
Net earnings	$77.9	$164.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	57.4	55.8
Deferred income taxes	16.7	(2.0)
Stock-based compensation expense	13.3	7.5
Other, net	66.7	0.8
Changes in operating assets and liabilities, excluding effect of acquired businesses	(73.3)	4.1
Net cash provided by operating activities	158.7	230.8

Investing Activities
Net expenditures on property, plant and equipment	(73.1)	(41.2)
Acquisitions, net of cash acquired	0.8	(10.9)
Net cash used in investing activities	(72.3)	(52.1)

Financing Activities
Proceeds from long-term debt	165.0	—
Repayments of long-term debt	(65.3)	(0.7)
Change in short-term borrowings	(18.0)	41.4
Purchase of treasury stock	(107.7)	(110.4)
Dividends paid	(70.2)	(69.5)
Tax withholding for stock compensation transactions	(2.5)	(2.6)
Exercise of stock options	14.6	17.4
Net cash used in financing activities	(84.1)	(124.4)
Effect of exchange rate changes on cash	6.6	(1.6)
Increase in cash and cash equivalents	8.9	52.7
Cash and cash equivalents, beginning of year	308.4	243.2
Cash and cash equivalents, end of period	$317.3	$295.9

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation The accompanying unaudited Condensed Consolidated Financial Statements of Donaldson Company, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of earnings, comprehensive income, financial position and cash flows have been included and are of a normal recurring nature. Operating results for the three and nine month periods ended April 30, 2018 are not necessarily indicative of the results that may be expected for future periods. The year-end condensed consolidated balance sheet information was derived from the Company's audited financial statements but does not include all disclosures required by GAAP. For further information, refer to the Audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2017.
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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). This update simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 was effective for the Company beginning in the first quarter of fiscal 2018 and the guidance affecting the effective tax rate was adopted prospectively. The Condensed Consolidated Statements of Cash Flows is also presented retrospectively with the guidance of this new standard and, for the nine months ended April 30, 2017, resulted in an increase of $6.7 million to net cash provided by operating activities and a corresponding $6.7 million increase to net cash used in financing activities.
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
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16), which is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This update removes the current exception in GAAP prohibiting entities from recognizing current and deferred income tax expenses or benefits related to transfer of assets, other than inventory, within the consolidated entity. The current exception to defer the recognition of any tax impact on the transfer of inventory within the consolidated entity until it is sold to a third party remains unaffected. ASU 2016-16 is effective for the Company beginning in the first quarter of fiscal 2019 and early adoption is permitted. The Company adopted ASU 2016-16 in the first quarter of fiscal 2018 and it did not have an impact on its Consolidated Financial Statements.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718) (ASU 2017-09). The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for the Company beginning in the first quarter of fiscal 2019 and early adoption is permitted. The Company adopted ASU 2017-09 in the first quarter of fiscal 2018 and it did not have an impact on its Consolidated Financial Statements.
New Accounting Standards Not Yet Adopted In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill a contract. In 2016, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12 and ASU 2016-20 to clarify, among other things, the implementation guidance related to principal versus agent considerations, identifying performance obligations and accounting for licenses of intellectual property. This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2019. The amendments in this update are to be applied on a retrospective basis, either to each prior reporting period presented (full retrospective method) or by presenting the cumulative effect of applying the update recognized at the date of initial application (modified retrospective method). The Company is evaluating the impact of the adoption of the standard on its Consolidated Financial Statements. A project team has been established, has conducted surveys of the businesses, is performing revenue contract analyses to gather information and identify where potential differences could result in applying the requirements of the new standard and has begun assessing the financial impact of the new standard on its Consolidated Financial Statements. The results of this assessment have not yet been determined. During the quarter ended April 30, 2018, the Company made the decision that it anticipates adopting the standard using the modified retrospective method, applying the guidance to those contracts which were not completed as of August 1, 2018.
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
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). The guidance allows a company to elect to reclassify from accumulated other comprehensive income (AOCI) to retained earnings the stranded tax effects from the adoption of the newly enacted federal corporate tax rate as a result of the U.S. Tax Cuts and Jobs Act. The amount of the reclassification is calculated as the difference between the amount initially charged to other comprehensive income (OCI) at the time of the previously enacted tax rate that remains in AOCI and the amount that would have been charged using the newly enacted tax rate, excluding any valuation allowance previously charged to income. ASU 2018-02 is effective for the Company beginning in the first quarter of fiscal 2020, and early adoption is permitted. The Company is evaluating the impact of the adoption of ASU 2018-02 on its Consolidated Financial Statements.
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
On August 31, 2016, the Company acquired the net assets of Industrias Partmo S.A. (Partmo) in Colombia. Partmo is a leading manufacturer of replacement air, lube and fuel filters in Colombia for medium and heavy-duty engines. Total consideration for the transaction was $12.1 million.
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

Note 3. Supplemental Balance Sheet Information
The components of net inventories are as follows (in millions):

	April 30, 2018	July 31, 2017
Raw materials	$109.1	$96.3
Work in process	27.5	19.7
Finished products	207.6	177.5
Inventories, net	$344.2	$293.5

The components of net property, plant and equipment are as follows (in millions):

	April 30, 2018	July 31, 2017
Land	$21.1	$20.6
Buildings	310.6	292.5
Machinery and equipment	909.1	866.8
Construction in progress	67.2	48.9
Less: accumulated depreciation	(796.9)	(744.2)
Property, plant and equipment, net	$511.1	$484.6
Note 4. Earnings Per Share
The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices are greater than the average market price of the Company’s common stock during those periods. Options excluded from the diluted net earnings per share calculations were 0.1 million for the three and nine months ended April 30, 2018. Options excluded from the diluted net earnings per share calculations were zero and 1.6 million for the three and nine months ended April 30, 2017, respectively.
The following table presents the information necessary to calculate basic and diluted net earnings per share (in millions, except per share amounts):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
Net earnings for basic and diluted earnings per share computation	$69.9	$60.1	$77.9	$164.6

Weighted average common shares outstanding:
Weighted average common shares – basic	130.1	132.5	130.5	133.0
Dilutive impact of share-based awards	1.8	1.6	2.0	1.4
Weighted average common shares – diluted	131.9	134.1	132.5	134.4

Net earnings per share – basic	$0.54	$0.45	$0.60	$1.24
Net earnings per share – diluted	$0.53	$0.45	$0.59	$1.23
Note 5. Goodwill and Other Intangible Assets
Goodwill is assessed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company performed its annual impairment assessment during the third quarter of fiscal 2018 and did not record any impairment as a result of this assessment.

The following is a reconciliation of goodwill by reportable segment for the nine months ended April 30, 2018 (in millions):

	Engine Products	Industrial Products	Total Goodwill
Balance as of July 31, 2017	$84.3	$153.8	$238.1
Goodwill acquired	0.6	—	0.6
Foreign exchange translation	0.3	1.0	1.3
Balance as of April 30, 2018	$85.2	$154.8	$240.0
The following is a reconciliation of net intangible assets for the nine months ended April 30, 2018 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Balance as of July 31, 2017	$106.6	$(66.0)	$40.6
Amortization expense	—	(4.1)	(4.1)
Foreign exchange translation	1.1	(0.5)	0.6
Balance as of April 30, 2018	$107.7	$(70.6)	$37.1
Note 6. Warranty
The Company estimates warranty expense on certain products at the time of sale. The following is a reconciliation of warranty reserves, included in other current liabilities and other long-term liabilities, for the nine months ended April 30, 2018 and 2017 (in millions):

	Nine Months Ended April 30,
	2018	2017
Balance at beginning of period	$14.6	$11.9
Accruals for warranties issued during the reporting period	1.8	2.5
Accruals related to pre-existing warranties (including changes in estimates)	0.6	4.1
Less: settlements made during the period	(3.3)	(3.0)
Balance at end of period	$13.7	$15.5
There were no material specific warranty matters accrued for or significant settlements made in the nine months ended April 30, 2018 or 2017. The Company’s warranty matters are not expected to have a material impact on the Company's results of operations, liquidity or financial position.
Note 7. Stock-Based Compensation
Stock-based compensation expense is recognized using the fair-value method for all awards. The Company determines the fair value of stock option awards using the Black-Scholes option pricing model. Options are granted whereby the option exercise price is equivalent to the market price of the Company's common stock at the date of grant. For the three and nine months ended April 30, 2018, the Company recorded pretax stock-based compensation expense associated with stock options of $1.3 million and $6.8 million, respectively, and recorded $0.3 million and $1.6 million, respectively, of related tax benefits. For the three and nine months ended April 30, 2017, the Company recorded pretax stock-based compensation expense associated with stock options of $1.3 million and $6.2 million, respectively, and recorded $0.3 million and $1.9 million, respectively, of related tax benefits. In addition, for the three and nine months ended April 30, 2018, the Company recorded expense associated with performance-based awards of $2.0 million and $5.7 million, respectively. For the three and nine months ended April 30, 2017, the Company recorded expense associated with performance-based awards of $0.2 million and $0.7 million, respectively.

The following table summarizes stock option activity during the nine months ended April 30, 2018:

	Options Outstanding	Weighted Average Exercise Price
Outstanding as of July 31, 2017	6,685,551	$32.60
Granted	877,050	$45.69
Exercised	(569,134)	$26.38
Canceled	(32,024)	$38.70
Outstanding as of April 30, 2018	6,961,443	$34.73
The total intrinsic value of options exercised during the nine months ended April 30, 2018 and 2017 was $12.5 million and $13.8 million, respectively. The weighted average fair value for options granted during the nine months ended April 30, 2018 and 2017 was $9.29 and $10.09 per share, respectively.
The following table summarizes information concerning outstanding and exercisable options as of April 30, 2018:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price of Outstanding Options	Number Exercisable	Weighted Average Exercise Price of Exercisable Options
$ 0.00 to $22.69	964,299	1.30	$19.71	964,299	$19.71
$22.70 to $28.69	854,652	7.62	$28.06	562,043	$28.05
$28.70 to $34.69	1,381,730	3.68	$31.64	1,372,864	$31.65
$34.70 to $40.69	1,374,716	5.40	$37.02	1,369,717	$37.03
$40.70 and above	2,386,046	8.10	$43.65	941,242	$42.39
	6,961,443	5.69	$34.73	5,210,165	$32.40
As of April 30, 2018, the aggregate intrinsic value of options outstanding and exercisable was $67.6 million and $61.8 million, respectively.
As of April 30, 2018, there was $8.5 million of total unrecognized compensation expense related to non-vested stock options granted under the 2010 Master Stock Incentive Plan. This unvested expense is expected to be recognized during fiscal years 2018, 2019, 2020 and 2021.
Note 8. Employee Benefit Plans
The Company and certain of its international subsidiaries have defined benefit pension plans. There are two types of U.S. plans. The first type of U.S. plan (Hourly Pension Plan) is a traditional defined benefit pension plan primarily for union employees. The second plan (Salaried Pension Plan) is for some salaried and non-union production employees and provides defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit comprised of a percentage of current salary that varies with years of service, interest credits and transition credits. The Company no longer allows entrants into the U.S. Salaried Pension Plan and the employees no longer accrue Company contribution credits under the plan. Employees are instead eligible for a 3% annual Company retirement contribution to their 401(k) in addition to the Company’s normal 401(k) match. The non-U.S. plans generally provide pension benefits based on years of service and compensation level.

Net periodic benefit costs for the Company’s pension plans include the following components (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
Net periodic benefit costs:
Service cost	$2.1	$2.0	$6.2	$6.2
Interest cost	3.8	3.4	11.2	10.1
Expected return on assets	(6.6)	(6.6)	(19.7)	(19.8)
Prior service cost amortization	—	0.2	0.3	0.4
Actuarial loss amortization	1.2	1.8	3.5	5.4
Net periodic benefit costs	$0.5	$0.8	$1.5	$2.3
The Company’s funding policy is to fund the IRS minimum required contribution annually, plus any additional amounts that it determines to be appropriate. For the nine months ended April 30, 2018, the Company made required contributions of $1.5 million to its U.S. pension plans and $1.1 million to its non-U.S. pension plans. The estimated minimum funding requirement for the Company’s U.S. plans for the plan year ending July 31, 2018 is $3.7 million. In accordance with the Pension Protection Act of 2006, this contribution obligation may be met with existing credit balances that resulted from payments above the minimum obligation in prior years. The Company has sufficient credit balances to meet the minimum obligation for the plan year ended July 31, 2018. During the three months ended April 30, 2018, the Company made discretionary contributions of $35.0 million to the U.S. plans that were designated for the plan year ended July 31, 2017. The Company estimates it will contribute an additional $0.2 million to its non-U.S. pension plans during the remainder of fiscal 2018 based upon the local government prescribed funding requirements.
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
On December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (SAB 118) that includes additional guidance allowing companies to use a measurement period that should not extend beyond one year from the TCJA enactment date to account for the impacts of the law in their financial statements. The Company has accounted for certain income tax effects of the TCJA to the extent a reasonable estimate could be made during the periods ended April 30, 2018.
The most significant impacts of the enacted legislation for the Company’s current fiscal year include lowering of the U.S. federal corporate income tax rate, the re-measurement of the Company’s net deferred tax assets to reflect their value at the reduced tax rate and the one-time transition tax on the deemed repatriation of certain foreign earnings. The Company’s U.S. federal statutory tax rate will be a blended rate of 26.9 percent for fiscal 2018 and 21 percent for fiscal 2019. The Company recorded a discrete tax charge of $1.4 million during the second quarter ended January 31, 2018 for the re-measurement of its net deferred tax assets. The Company also recorded a discrete tax charge of $108.3 million during the second quarter ended January 31, 2018 for the one-time transition tax on deemed repatriated earnings of its non-U.S. subsidiaries. This charge is inclusive of U.S. state income tax on the portion of the earnings expected to be repatriated. The one-time transition tax is based on the Company’s post-1986 earnings and profits not previously subjected to U.S. taxation.
During the third quarter ended April 30, 2018, the Company made adjustments to its initial estimates. The Company recorded a net tax benefit of $4.2 million due to the filing of the Company's fiscal 2017 tax return, reflecting $4.9 million of tax benefits related to a further re-measurement of net deferred tax assets that was primarily driven by the $35.0 million pension plan contributions made in the quarter, partially offset by a reduction in manufacturing incentive credits. The Company also recorded an additional tax charge of $4.6 million during the third quarter ended April 30, 2018 for the transition tax, increasing the total estimated transition tax to $112.9 million. The transition tax is payable over an eight-year period, and the portion not due within 12 months of $103.5 million is classified within other long-term liabilities in the Condensed Consolidated Balance Sheet as of April 30, 2018. Although the Company made reasonable estimates in accounting for the impacts of the TCJA, these tax charges are provisional, as the Company is still analyzing certain aspects of the legislation and refining calculations as information becomes available during the measurement period as allowed by SAB 118. The accounting for the income tax effects of the TCJA is expected to be completed at fiscal year-end and any future adjustments will be recognized as discrete income tax expense or benefit in the period the adjustments are determined.

The TCJA also adds many new provisions that do not apply to the Company until fiscal 2019, including the deduction for executive compensation and interest expense, a tax on global intangible low-taxed income, the base erosion anti-abuse tax and a deduction for foreign-derived intangible income. The Company has not made any adjustments in its financial statements related to these new provisions during the periods ended April 30, 2018 and continues to evaluate the future impact of these provisions.
The TCJA moves toward a territorial tax system through the provision of a 100% dividends received deduction for the foreign-source portions of dividends received from controlled foreign subsidiaries. As a result, the Company is in the process of evaluating its indefinite reinvestment assertions with regard to unremitted earnings for certain of its foreign subsidiaries. As part of this evaluation, the Company will consider estimated global working capital levels, capital investment requirements and the potential tax liabilities that would be incurred if the foreign subsidiaries distribute cash to the U.S. parent and make a determination in the SAB 118 measurement period as to whether earnings of these subsidiaries remain permanently invested or not. If the Company determines that a subsidiary should no longer remain subject to the indefinite reinvestment assertion, additional tax charges will be accrued, including but not limited to state income taxes, withholding taxes and other relevant foreign taxes in the period the conclusion is determined. As of April 30, 2018, the Company has determined that the earnings of certain subsidiaries are no longer subject to the indefinite reinvestment assertion and recorded an immaterial provisional estimate of the withholding taxes due on the repatriation of those earnings. The Company will continue to evaluate its global cash needs and opportunities to repatriate cash as part of an effort to more precisely compute this tax impact.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to state and foreign income tax examinations by tax authorities for years before 2008. The United States Internal Revenue Service (IRS) has completed examinations of the Company’s U.S. federal income tax returns through 2013. Currently, the Company is under examination by the IRS for fiscal years 2015 and 2016, and on May 29, 2018, the IRS proposed an adjustment related to the Company’s foreign legal entity restructuring which was completed in fiscal 2015. The Company disagrees with the IRS proposal and believes their claims to be without merit. The Company will vigorously defend its position, beginning with an attempt to resolve these matters at the IRS Appellate level and through litigation if necessary.
As of April 30, 2018, the gross unrecognized tax benefits were $19.7 million and accrued interest and penalties on these unrecognized tax benefits were $2.8 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. If the Company were to prevail on all unrecognized tax benefits recorded, substantially all of the unrecognized tax benefits would benefit the effective tax rate. With an average statute of limitations of approximately five years, up to $2.4 million of the unrecognized tax benefits could potentially expire in the next 12-month period, unless extended by an audit.
The Company believes that it is remote that any adjustment necessary to our reserve for income taxes over the next 12-month period will be material. However, it is possible the ultimate resolution of audits or disputes may result in a material change to our reserve for income taxes, although the quantification of such potential adjustments cannot be made at this time.
Note 10. Fair Value Measurements
As of April 30, 2018, the carrying values of cash and cash equivalents, accounts receivables, short-term borrowings and trade accounts payable approximate fair value because of the short-term nature of these instruments. As of April 30, 2018, the estimated fair value of long-term debt with fixed interest rates was $263.3 million compared to its carrying value of $275.0 million. The fair value is estimated by discounting the projected cash flows using the rate at which similar amounts of debt could currently be borrowed. Long-term debt would be classified as Level 2 in the fair value hierarchy. The carrying values of long-term debt with variable interest rates approximate fair value.
Note 11. Shareholders' Equity
The Company’s Board of Directors authorized the repurchase of up to 14.0 million shares of common stock under the Company's stock repurchase plan. This repurchase authorization is effective until terminated by the Board of Directors. During the nine months ended April 30, 2018, the Company repurchased 2.3 million shares for $107.7 million. As of April 30, 2018, the Company had remaining authorization to repurchase 4.8 million shares under this plan.
On May 23, 2018, the Company's Board of Directors declared a cash dividend in the amount of 19.0 cents per common share, payable June 28, 2018, to shareholders of record as of June 11, 2018.

Note 12. Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive loss by component for the three months ended April 30, 2018 and 2017 are as follows (in millions):

	Foreign Currency Translation Adjustment	Pension Benefits		Derivative Financial Instruments		Total
Balance as of January 31, 2018, net of tax	$(8.4)	$(94.1)		$(1.4)		$(103.9)
Other comprehensive loss before reclassifications and tax	(23.2)	—		(0.2)		(23.4)
Tax expense	—	—		—		—
Other comprehensive loss before reclassifications, net of tax	(23.2)	—		(0.2)		(23.4)
Reclassifications, before tax	—	2.2		1.9		4.1
Tax expense	—	(0.6)		(0.6)		(1.2)
Reclassifications, net of tax	—	1.6	(1)	1.3	(2)	2.9
Other comprehensive (loss) income, net of tax	(23.2)	1.6		1.1		(20.5)
Balance as of April 30, 2018, net of tax	$(31.6)	$(92.5)		$(0.3)		$(124.4)

Balance as of January 31, 2017, net of tax	$(110.1)	$(112.1)		$0.2		$(222.0)
Other comprehensive income before reclassifications and tax	10.7	—		0.6		11.3
Tax expense	—	—		—		—
Other comprehensive income before reclassifications, net of tax	10.7	—		0.6		11.3
Reclassifications, before tax	—	1.0		(0.5)		0.5
Tax (expense) benefit	—	(0.5)		0.1		(0.4)
Reclassifications, net of tax	—	0.5	(1)	(0.4)	(2)	0.1
Other comprehensive income, net of tax	10.7	0.5		0.2		11.4
Balance as of April 30, 2017, net of tax	$(99.4)	$(111.6)		$0.4		$(210.6)

(1)
Primarily includes net amortization of prior service costs and actuarial losses included in net periodic benefit cost (see Note 8) that were reclassified from accumulated other comprehensive loss to operating expenses or cost of sales.

(2)	Relates to foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to other income, net.

Changes in accumulated other comprehensive loss by component for the nine months ended April 30, 2018 and 2017 are as follows (in millions):

	Foreign Currency Translation Adjustment	Pension Benefits		Derivative Financial Instruments		Total
Balance as of July 31, 2017, net of tax	$(58.8)	$(95.1)		$(3.1)		$(157.0)
Other comprehensive income before reclassifications and tax	27.2	—		1.8		29.0
Tax expense	—	—		(0.7)		(0.7)
Other comprehensive income before reclassifications, net of tax	27.2	—		1.1		28.3
Reclassifications, before tax	—	4.1		2.5		6.6
Tax expense	—	(1.5)		(0.8)		(2.3)
Reclassifications, net of tax	—	2.6	(1)	1.7	(2)	4.3
Other comprehensive income, net of tax	27.2	2.6		2.8		32.6
Balance as of April 30, 2018, net of tax	$(31.6)	$(92.5)		$(0.3)		$(124.4)

Balance as of July 31, 2016, net of tax	$(89.3)	$(115.8)		$(0.5)		$(205.6)
Other comprehensive (loss) income before reclassifications and tax	(10.1)	—		2.5		(7.6)
Tax expense	—	—		(0.6)		(0.6)
Other comprehensive (loss) income before reclassifications, net of tax	(10.1)	—		1.9		(8.2)
Reclassifications, before tax	—	6.5		(1.3)		5.2
Tax (expense) benefit	—	(2.3)		0.3		(2.0)
Reclassifications, net of tax	—	4.2	(1)	(1.0)	(2)	3.2
Other comprehensive (loss) income, net of tax	(10.1)	4.2		0.9		(5.0)
Balance as of April 30, 2017, net of tax	$(99.4)	$(111.6)		$0.4		$(210.6)

(1)
Primarily includes net amortization of prior service costs and actuarial losses included in net periodic benefit cost (see Note 8) that were reclassified from accumulated other comprehensive loss to operating expenses or cost of sales.

(2)	Relates to foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to other income, net.
Note 13. Guarantees
The Company and Caterpillar Inc. equally own the shares of Advanced Filtration Systems Inc. (AFSI), an unconsolidated joint venture, and guarantee certain debt of the joint venture. As of April 30, 2018, AFSI had $33.5 million of outstanding debt, of which the Company guarantees half. In addition, during the three months ended April 30, 2018 and 2017, the Company recorded earnings from this equity method investment of $0.6 million and $0.7 million, respectively. The Company recorded $1.1 million and $1.6 million of earnings from this equity method investment during the nine months ended April 30, 2018 and 2017, respectively. During the three months ended April 30, 2018 and 2017, the Company recorded royalty income related to AFSI of $1.7 million and $1.6 million, respectively, in other income, net. During the nine months ended April 30, 2018 and 2017, the Company recorded royalty income related to AFSI of $5.3 million and $4.3 million, respectively, in other income, net.
As of April 30, 2018 and July 31, 2017, the Company had a contingent liability for standby letters of credit totaling $8.2 million and $10.5 million, respectively, that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of contract terms as detailed in each letter of credit. As of April 30, 2018 and July 31, 2017, there were no amounts drawn upon these letters of credit.
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
Segment detail is summarized as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
Net sales
Engine Products segment	$472.3	$405.6	$1,356.8	$1,121.4
Industrial Products segment	227.7	202.6	652.7	590.4
Total	$700.0	$608.2	$2,009.5	$1,711.8

Earnings before income taxes
Engine Products segment	$67.8	$63.1	$185.9	$157.2
Industrial Products segment	34.8	31.9	97.0	94.5
Corporate and Unallocated	(3.6)	(10.7)	(22.8)	(21.4)
Total	$99.0	$84.3	$260.1	$230.3
There were no customers that accounted for over 10% of net sales for the three or nine months ended April 30, 2018 or 2017. There were no customers that accounted for over 10% of gross accounts receivable as of April 30, 2018 or July 31, 2017.

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

Consolidated Results of Operations
Three months ended April 30, 2018 compared with three months ended April 30, 2017
Operating results for the three months ended April 30, 2018 and 2017 are as follows (in millions):

	Three Months Ended April 30,
	2018	% of sales	2017	% of sales
Net sales	$700.0		$608.2
Cost of sales	460.4	65.8%	396.7	65.2%
Gross profit	239.6	34.2%	211.5	34.8%
Operating expenses	138.7	19.8%	123.0	20.2%
Operating income	100.9	14.4%	88.5	14.5%
Interest expense	5.4	0.8%	4.8	0.8%
Other income, net	(3.5)	(0.5)%	(0.6)	(0.1)%
Earnings before income taxes	99.0	14.1%	84.3	13.9%
Income taxes	29.1	4.2%	24.2	4.0%
Net earnings	$69.9	10.0%	$60.1	9.9%
Net earnings for the three months ended April 30, 2018 was $69.9 million, compared with net earnings of $60.1 million for the three months ended April 30, 2017, an increase of $9.8 million.
Net sales for the three months ended April 30, 2018 were $700.0 million, compared with $608.2 million for the three months ended April 30, 2017, an increase of $91.8 million, or 15.1%. Net sales increased $66.7 million, or 16.4%, in the Engine Products segment and increased $25.1 million, or 12.4%, in the Industrial Products segment compared with the same period in the prior fiscal year. Refer to the Segment Results of Operations section for further discussion on the Engine Products and Industrial Products segments. Net sales for the three months ended April 30, 2018 were positively impacted by foreign currency translation, which increased net sales by $34.9 million compared with the same period in the prior fiscal year.
Cost of sales for the three months ended April 30, 2018 was $460.4 million, compared with $396.7 million for the three months ended April 30, 2017, an increase of $63.7 million, or 16.0%. Gross margin for the current year quarter was 34.2%, compared with 34.8% during the same period in the prior fiscal year. The gross margin decline reflects higher raw materials and supply chain costs combined with an unfavorable mix of sales.
Operating expenses for the three months ended April 30, 2018 were $138.7 million, compared with $123.0 million for the three months ended April 30, 2017, an increase of $15.7 million, or 12.7%. As a percent of net sales, operating expenses for the current year quarter were 19.8%, compared with 20.2% during the same period in the prior fiscal year. The decrease in operating expenses as a percentage of sales was primarily driven by expense leverage gained on increasing sales, partially offset by higher freight expense and salary expense, which included investments in headcount to support the Company's strategic growth priorities.
Other income, net for the three months ended April 30, 2018 was $3.5 million, compared with $0.6 million for the three months ended April 30, 2017, an increase of $2.9 million. The largest driver of this increase was lower losses on foreign exchange in the current year quarter compared with the prior year quarter. Interest expense was $5.4 million for the three months ended April 30, 2018, compared with $4.8 million for the three months ended April 30, 2017, an increase of $0.6 million, or 11.1%. The Company's average level of debt outstanding was higher in the current year quarter compared with the prior year quarter, which drove the increase in interest expense.
The effective tax rate for the three months ended April 30, 2018 was 29.4%, compared with 28.7% for the three months ended April 30, 2017. Excluding the impact of the TCJA adjustments, the effective tax rate for the three months ended April 30, 2018 was 29.0%, compared with 28.7% for the three months ended April 30, 2017. The increase was primarily due to an unfavorable shift in the mix of earnings across tax jurisdictions, which increased the Company’s effective tax rate by 1.7 percentage points. This increase was partially offset by the net impact of the TCJA enactment, which decreased the Company’s base effective tax rate by 1.0 percentage points and $0.4 million of excess tax benefits on stock-based compensation expense resulting from the adoption of ASU 2016-09 (refer to Note 1 in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for further discussion of the new accounting standard). The net impact of the TCJA enactment reflects a benefit from the reduced U.S. corporate income tax rate that is partially offset by a negative impact from foreign withholding tax and other matters related to the TCJA.

Nine months ended April 30, 2018 compared with nine months ended April 30, 2017
Operating results for the nine months ended April 30, 2018 and 2017 are as follows (in millions):

	Nine Months Ended April 30,
	2018	% of sales	2017	% of sales
Net sales	$2,009.5		$1,711.8
Cost of sales	1,326.7	66.0%	1,118.2	65.3%
Gross profit	682.8	34.0%	593.6	34.7%
Operating expenses	409.6	20.4%	359.3	21.0%
Operating income	273.2	13.6%	234.3	13.7%
Interest expense	15.7	0.8%	14.4	0.8%
Other income, net	(2.6)	(0.1)%	(10.4)	(0.6)%
Earnings before income taxes	260.1	12.9%	230.3	13.5%
Income taxes	182.2	9.1%	65.7	3.8%
Net earnings	$77.9	3.9%	$164.6	9.6%
Net earnings for the nine months ended April 30, 2018 was $77.9 million, compared with net earnings of $164.6 million for the nine months ended April 30, 2017, a decrease of $86.7 million. Included in net earnings for the current year period is provisional tax charges of $110.1 million related to the TCJA, which was enacted into law during the period. As a result of the TCJA, during the nine months ended April 30, 2018, the Company recorded a net tax benefit of $2.8 million for the re-measurement of its net deferred tax assets, partially offset by a reduction in manufacturing incentive credits, and a tax charge of $112.9 million for the one-time transition tax on deemed repatriated earnings of its non-U.S. subsidiaries. See Note 9 in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for additional information on the impact of the TCJA.
Net sales for the nine months ended April 30, 2018 were $2,009.5 million, compared with $1,711.8 million for the nine months ended April 30, 2017, an increase of $297.7 million, or 17.4%. Net sales increased $235.4 million, or 21.0%, in the Engine Products segment and increased $62.3 million, or 10.6%, in the Industrial Products segment compared with the same period in the prior fiscal year. Refer to the Segment Results of Operations section for further discussion on the Engine Products and Industrial Products segments. Net sales for the nine months ended April 30, 2018 were positively impacted by foreign currency translation, which increased net sales by $70.0 million compared with the same period in the prior fiscal year.
Cost of sales for the nine months ended April 30, 2018 was $1,326.7 million, compared with $1,118.2 million for the nine months ended April 30, 2017, an increase of $208.5 million, or 18.6%. Gross margin for the current year period was 34.0%, compared with 34.7% during the same period in the prior fiscal year. The decrease in gross margin reflects higher raw materials and supply chain costs combined with an unfavorable mix of sales.
Operating expenses for the nine months ended April 30, 2018 were $409.6 million, compared with $359.3 million for the nine months ended April 30, 2017, an increase of $50.3 million, or 14.0%. As a percent of net sales, operating expenses for the current year period were 20.4%, compared with 21.0% during the same period in the prior fiscal year. The decrease in operating expenses as a percentage of sales was primarily driven by expense leverage gained on increasing sales, partially offset by higher variable incentive compensation costs.
Other income, net for the nine months ended April 30, 2018 was $2.6 million, compared with $10.4 million for the nine months ended April 30, 2017, a decrease of $7.8 million. The decrease was primarily due to $6.8 million of income recognized in the prior year period that was related to a favorable settlement of claims associated with general representations and warranties in connection with the Company's acquisition of Northern Technical. Interest expense was $15.7 million for the nine months ended April 30, 2018, compared with $14.4 million for the nine months ended April 30, 2017, an increase of $1.3 million, or 9.0%. The Company's average level of debt outstanding was higher in the current year period compared with the prior year period, which drove the increase in interest expense.
The effective tax rate for the nine months ended April 30, 2018 was 70.1%, compared with 28.5% for the nine months ended April 30, 2017. Excluding the impact of the TCJA adjustments, the effective tax rate for the nine months ended April 30, 2018 was 27.7%, compared with 28.5% for the nine months ended April 30, 2017. The decrease was primarily due to $3.9 million of excess tax benefits on stock-based compensation expense resulting from the adoption of ASU 2016-09 (refer to Note 1 in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for further discussion of the new accounting standard), and the net impact of the TCJA enactment, which decreased the Company’s base effective tax rate by 1.0 percentage point. The decrease in the effective tax rate for the nine months ended April 30, 2018 was partially offset by an unfavorable shift in the mix of earnings across tax jurisdictions, which increased the Company’s effective tax rate by 1.7 percentage points.

Segment Results of Operations
Net sales and earnings before income taxes for the Engine Products and Industrial Products segments are summarized as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
Net sales:
Engine Products segment	$472.3	$405.6	$1,356.8	$1,121.4
Industrial Products segment	227.7	202.6	652.7	590.4
Total	$700.0	$608.2	$2,009.5	$1,711.8

Earnings before income taxes:
Engine Products segment	$67.8	$63.1	$185.9	$157.2
Industrial Products segment	34.8	31.9	97.0	94.5
Corporate and Unallocated (1)	(3.6)	(10.7)	(22.8)	(21.4)
Total	$99.0	$84.3	$260.1	$230.3

(1)	Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, such as interest income and expense.
Engine Products Segment
The following is a summary of net sales by product group within the Company's Engine Products segment (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
Engine Products segment:
Off-Road	$89.9	$68.9	$243.8	$181.3
On-Road	42.2	28.8	110.7	78.7
Aftermarket	315.1	279.8	927.7	784.1
Aerospace and Defense	25.1	28.1	74.6	77.3
Total Engine Products segment	$472.3	$405.6	$1,356.8	$1,121.4

Engine Products segment earnings before income taxes	$67.8	$63.1	$185.9	$157.2
Net sales for the Engine Products segment for the three months ended April 30, 2018 were $472.3 million, compared with $405.6 million for the three months ended April 30, 2017, an increase of $66.7 million, or 16.4%. Of this increase, $20.7 million is attributable to foreign currency translation. The increase in Engine Products sales was driven by increases in Aftermarket of 12.6%, Off-Road of 30.4% and On-Road of 46.3%, partially offset by a decrease in Aerospace and Defense of 10.9%. Within Aftermarket, sales benefited from improving market conditions and end-user demand, combined with growth in innovative product categories, including both air and liquid filtration products. Additionally, Aftermarket sales included approximately $8.4 million of incremental sales from the Company's acquisition of Hy-Pro. The increase in Off-Road sales was driven by further strengthening of market conditions across all regions and end markets for heavy-duty off-road equipment production. The increase in On-Road sales reflects increasing production of heavy-duty trucks, primarily in the U.S., combined with benefits from new first-fit program wins. Sales within Aerospace and Defense declined broadly, with timing of deliveries and a strong comparison in the prior year quarter contributing to the declines for both commercial aerospace and ground defense vehicle products.
Net sales for the Engine Products segment for the nine months ended April 30, 2018 were $1,356.8 million, compared with $1,121.4 million for the nine months ended April 30, 2017, an increase of $235.4 million, or 21.0%. Of this increase, $42.0 million is attributable to foreign currency translation. The increase in Engine Products sales was driven by increases in Aftermarket of 18.3%, Off-Road of 34.5% and On-Road of 40.6%, partially offset by a decrease in Aerospace and Defense of 3.5%. Within Aftermarket, sales increased in all major regions as the Company benefited from improving market conditions and end-user demand and growth in innovative product categories, including both air and liquid filtration products. Additionally, Aftermarket sales included approximately $25.6 million of incremental sales from the Company's acquisitions of Partmo and Hy-Pro. The increase in Off-Road sales was driven by further strengthening of market conditions across all regions and end markets for heavy-duty off-road equipment production. The increase in On-Road sales reflects increasing production of heavy-duty trucks compared with depressed sales in the prior year, primarily in the U.S., combined with benefits from new first-fit program wins. Sales within Aerospace and Defense declined broadly, with timing of deliveries and a strong comparison in the prior year-to-date results contributing to the declines for both commercial aerospace and ground defense vehicle products.
Earnings before income taxes for the Engine Products segment for the three months ended April 30, 2018 were $67.8 million, or 14.4% of Engine Products' sales, a decrease from 15.6% for the three months ended April 30, 2017. The decrease is primarily due to higher raw materials and supply chain costs combined with an unfavorable mix of products, partially offset by operating expense leverage on higher sales than the prior year.
Earnings before income taxes for the Engine Products segment for the nine months ended April 30, 2018 were $185.9 million, or 13.7% of Engine Products' sales, a decrease from 14.0% for the nine months ended April 30, 2017. The decrease is primarily due to higher raw materials and supply chain costs combined with an unfavorable mix of products, partially offset by operating expense leverage on higher sales than the prior year.
Industrial Products Segment
The following is a summary of net sales by product group within the Company's Industrial Products segment (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
Industrial Products segment:
Industrial Filtration Solutions	$152.2	$129.3	$431.8	$383.5
Gas Turbine Systems	32.1	31.2	91.4	84.8
Special Applications	43.4	42.1	129.5	122.1
Total Industrial Products segment	$227.7	$202.6	$652.7	$590.4

Industrial Products segment earnings before income taxes	$34.8	$31.9	$97.0	$94.5
Net sales for the Industrial Products segment for the three months ended April 30, 2018 were $227.7 million, compared with $202.6 million for the three months ended April 30, 2017, an increase of $25.1 million, or 12.4%. Of this increase, $14.2 million is attributable to foreign currency translation. The increase in Industrial Products sales was driven by increases in Industrial Filtration Solutions of 17.7%, Special Applications of 3.3% and Gas Turbine Systems of 2.9%. The increase in Industrial Filtration Solutions sales was driven by growth in sales of both new equipment and replacement parts, reflecting some stabilization in the global markets combined with the Company’s efforts to proactively manage the replacement cycle for its large customer base and grow its business in under-penetrated existing and new markets. The increase in Special Applications sales was driven by sales of disk drive filters, reflecting temporary moderation in the secular declining hard disk drive market combined with share gains with certain customers, and growth in Integrated Venting Solutions. The increase in Gas Turbine Systems sales reflects higher sales of new first-fit projects combined with continued strength in sales of replacement parts. While sales increased for the three-month period, the first-fit sales within Gas Turbine Systems continue to be impacted by the Company's strategic decision to be more selective in pursuing new large-turbine projects combined with lower demand for new project installations.
Net sales for the Industrial Products segment for the nine months ended April 30, 2018 were $652.7 million, compared with $590.4 million for the nine months ended April 30, 2017, an increase of $62.3 million, or 10.6%. Of this increase, $28.0 million is attributable to foreign currency translation. The increase in Industrial Products sales was driven by increases in Industrial Filtration Solutions of 12.6%, Special Applications of 6.1% and Gas Turbine Systems of 7.7%. The increase in Industrial Filtration Solutions sales was driven by growth in sales of both new equipment and replacement parts, reflecting some stabilization in the global markets combined with the Company’s efforts to proactively manage the replacement cycle for its large customer base and grow its business in under-penetrated existing and new markets. The increase in Special Applications sales was driven by sales of disk drive filters, reflecting temporary moderation in the secular declining hard disk drive market combined with share gains with certain customers, and growth in Integrated Venting Solutions. The increase in Gas Turbine Systems sales reflects continued strength in sales of replacement parts, partially offset by declining sales of new first-fit projects.
Earnings before income taxes for the Industrial Products segment for the three months ended April 30, 2018 were $34.8 million, or 15.3% of Industrial Products' sales, a decrease from 15.7% for the three months ended April 30, 2017. The earnings before income taxes percentage decrease was primarily driven by higher salary expense, including investments in headcount to support the Company's strategic growth priorities, partially offset by expense leverage on higher sales than the prior year.
Earnings before income taxes for the Industrial Products segment for the nine months ended April 30, 2018 were $97.0 million, or 14.9% of Industrial Products' sales, a decrease from 16.0% for the nine months ended April 30, 2017. The earnings before income taxes percentage decrease was primarily driven by the $6.8 million of income recognized in the prior year period that was related to a favorable settlement of claims associated with general representations and warranties in connection with the Company's acquisition of Northern Technical, combined with higher salary expense, including investments in headcount to support the Company's strategic growth priorities, partially offset by expense leverage on higher sales than the prior year.
Liquidity and Capital Resources
Cash provided by operating activities for the nine months ended April 30, 2018 was $158.7 million, compared with $230.8 million for the nine months ended April 30, 2017, a decrease in cash generated from operating activities of $72.1 million. This decrease is primarily the result of the $35.0 million discretionary pension plan contributions and changes in working capital, as cash flows provided by accounts payable decreased by $30.5 million and cash flows used in accounts receivable increased by $15.8 million.
Cash used in investing activities for the nine months ended April 30, 2018 was $72.3 million, compared with $52.1 million for the nine months ended April 30, 2017. The increase in cash used in investing activities of $20.2 million resulted from an increase in capital expenditures of $31.9 million to expand capacity and invest in technology, partially offset by a decrease in net cash used for acquisitions of $11.7 million.
Cash used in financing activities for the nine months ended April 30, 2018 was $84.1 million, compared with $124.4 million for the nine months ended April 30, 2017. The decrease in cash used in financing activities of $40.3 million was primarily driven by the greater flexibility afforded by the TCJA, which has lessened the need for incremental borrowings.
Cash and cash equivalents as of April 30, 2018 were $317.3 million, compared with $308.4 million as of July 31, 2017. As of April 30, 2018, the Company had $430.9 million available under existing credit facilities. The Company believes that the combination of existing cash, available credit under existing credit facilities and the expected cash generated by operating activities will be adequate to meet cash requirements for the next twelve months, including debt repayments, payment of anticipated dividends, possible share repurchase activity, potential acquisitions and capital expenditures.
Accounts receivable, net as of April 30, 2018 were $530.6 million, compared with $497.7 million as of July 31, 2017, an increase of $32.9 million. While accounts receivable, net increased between periods, days sales outstanding held constant at 67 days. Days sales outstanding is calculated using the count back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
Inventories, net as of April 30, 2018 were $344.2 million, compared with $293.5 million as of July 31, 2017, an increase of $50.7 million. Inventory turns were 5.3 times per year as of April 30, 2018, compared to 6.1 times per year as of July 31, 2017. Inventory turns are calculated by taking the annualized cost of sales based on the trailing three-month period divided by the average of the beginning and ending net inventory values of the three-month period. These changes were primarily driven by inventory increases across the regions to meet current and expected future customer demand given the sales momentum.
Long-term debt outstanding was $687.5 million as of April 30, 2018, compared with $537.3 million as of July 31, 2017, an increase of $150.2 million. This increase is primarily to fund share repurchases and dividends and to support working capital needs associated with the higher levels of sales. In addition, $50.0 million of current maturities of long-term debt was refinanced into long-term debt. As of April 30, 2018, long-term debt represented 45.1% of total long-term capital, defined as long-term debt plus total shareholders’ equity, compared with 38.6% as of July 31, 2017.
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
Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended April 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Repurchases of Equity Securities
The following table summarizes information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the three months ended April 30, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1 - February 28, 2018	—	$—	—	5,841,152
March 1 - March 31, 2018	690,000	45.18	690,000	5,151,152
April 1 - April 30, 2018	310,000	44.13	310,000	4,841,152
Total	1,000,000	$44.85	1,000,000	4,841,152

(1)
The Board of Directors has authorized the repurchase of up to 14.0 million shares of the Company's common stock. This repurchase authorization is effective until terminated by the Board of Directors. There were no repurchases of common stock made outside of the Company's current repurchase authorization during the three months ended April 30, 2018. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under stock-based awards to cover the withholding of taxes due as a result of exercising stock options or payment of stock-based awards.

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
31-A – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31-B – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 – Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 – The following information from the Donaldson Company, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2018, as filed with the Securities and Exchange Commission, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

DONALDSON COMPANY, INC.
(Registrant)

Date: June 11, 2018	By:	/s/ Tod E. Carpenter
Tod E. Carpenter Chairman, President and Chief Executive Officer (duly authorized officer)

Date: June 11, 2018	By:	/s/ Scott J. Robinson
Scott J. Robinson Senior Vice President and Chief Financial Officer (principal financial officer)

Date: June 11, 2018	By:	/s/ Melissa A. Osland
Melissa A. Osland Corporate Controller (principal accounting officer)