Form 10-K
period 2018-07-31
DONALDSON CO INC
filed 2018-10-01
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2018 or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________
Commission File Number: 1-7891
DONALDSON COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 West 94th Street, Minneapolis, Minnesota	55431
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (952) 887-3131
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $5 Par Value	New York Stock Exchange
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐  Yes   ☒  No
As of January 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $6,563,203,766 (based on the closing price of $50.66 as reported on the New York Stock Exchange as of that date).
As of September 14, 2018, there were approximately 128,068,092 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for its 2018 annual meeting of stockholders (the “2018 Proxy Statement”) are incorporated by reference in Part III, as specifically set forth in Part III.

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
The Company has two operating segments: Engine Products and Industrial Products. Products in the Engine Products segment consist of replacement filters for both air and liquid filtration applications, air filtration systems, liquid filtration systems for fuel, lube and hydraulic applications, and exhaust and emissions systems. The Engine Products segment sells to original equipment manufacturers (OEMs) in the construction, mining, agriculture, aerospace, defense and truck end markets and to independent distributors, OEM dealer networks, private label accounts and large equipment fleets. Products in the Industrial Products segment consist of dust, fume and mist collectors, compressed air purification systems, gas and liquid filtration for food, beverage and industrial processes, air filtration systems for gas turbines, polytetrafluoroethylene (PTFE) membrane-based products and specialized air and gas filtration systems for applications including hard disk drives and semi-conductor manufacturing. The Industrial Products segment sells to various dealers, distributors, OEMs of gas-fired turbines and OEMs and end users requiring clean filtration solutions and replacement filters.
As a worldwide business, the Company’s results of operations are affected by conditions in the global economic environment. Under most economic conditions, the Company’s market diversification between its OEM and replacement parts customers, its diesel engine and industrial end markets, its global end markets and its diversification through technology has helped to limit the impact of weakness in any one product line, market or geography on the consolidated operating results of the Company.
The table below shows the percentage of total net sales contributed by the principal classes of similar products for each of the years ended July 31, 2018, 2017 and 2016:

	Year Ended July 31,
	2018	2017	2016
Engine Products segment
Off-Road	12%	11%	10%
On-Road	6%	5%	6%
Aftermarket	46%	46%	43%
Aerospace and Defense	4%	4%	4%

Industrial Products segment
Industrial Filtration Solutions	22%	22%	23%
Gas Turbine Systems	4%	5%	7%
Special Applications	6%	7%	7%
Total net sales contributed by the principal classes of similar products and financial information about segment operations and geographic regions appear in Note 18 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.
The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information (including amendments to those reports) available free of charge through its website at ir.donaldson.com, as soon as reasonably practicable after it electronically files such material with (or furnishes such material to) the Securities and Exchange Commission. Also available on the Company’s website are corporate governance documents, including the Company’s Code of Business Conduct and Business Conduct Help Line, Corporate Governance Guidelines, Director Independence Standards, Audit Committee charter, Human Resources Committee charter and Corporate Governance Committee charter. These documents are also available in print, free of charge, to any person who requests them in writing to the attention of Investor Relations, MS 102, Donaldson Company, Inc., 1400 West 94th Street, Bloomington, Minnesota 55431. The information contained on the Company’s website is not incorporated by reference into this Annual Report and should not be considered to be part of this report.

Seasonality
A number of the Company’s end markets are dependent on the construction, agricultural and power generation industries, which are generally stronger in the second half of the Company’s fiscal year. The first two quarters of the fiscal year also contain the traditional holiday periods, which are typically characterized by more customer plant closures.
Competition
Principal methods of competition in both the Engine and Industrial Products segments are technology, innovation, price, geographic coverage, service and product performance. The Company participates in a number of highly competitive filtration markets in both segments. The Company believes it is a market leader within many of its product lines, specifically within its Off-Road and On-Road product lines for OEMs, and has a significant business in the aftermarket for replacement filters. The Engine Products segment’s principal competitors include several large global competitors and many regional competitors, especially in the Aftermarket business. The Industrial Products segment’s principal competitors vary from country to country and include several large regional and global competitors and a significant number of smaller competitors who compete in a specific geographical region or in a limited number of product applications.
Raw Materials
The principal raw materials that the Company uses are steel, filter media and petrochemical-based products, including plastics, rubber and adhesives. Purchased raw materials represent approximately 60% to 65% of the Company’s cost of goods sold. Steel, including fabricated parts, and filter media each represent approximately 20% of the cost of goods sold. The remainder is primarily made up of petroleum-based products and other raw material components.
The cost the Company paid for steel during fiscal 2018 varied by grade, but in aggregate, increased during the fiscal year. The steel cost increase was related to U.S. import restrictions placed on foreign-made steel and significant import tariffs placed on steel and aluminum products. The Company’s cost of filter media also varies by type and increased year-over-year. The filter media price increase was driven largely by global price increases on pulp products. The cost of petroleum-based products have also increased year-over-year. The Company anticipates continuing price pressure across our major commodities in fiscal 2019, as compared with fiscal 2018. The Company enters into supply arrangements with certain of its suppliers that allow the Company to reduce volatility in its costs. The Company strives to recover or offset all material cost increases through selective price increases to its customers and the Company’s cost reduction initiatives, which include material substitution, resourcing of vendors, process improvement and product redesigns.
The Company concentrates sourcing of some materials from one supplier or a few supplies, and global supplier production capacity is limited.
Patents and Trademarks
The Company owns various patents and trademarks, which it considers in the aggregate to constitute a valuable asset, including patents and trademarks for products sold under the Ultra-Web®, PowerCore®, Torit®, SynteqTM XP and Donaldson® trademarks.
Major Customers
The Company had no customers that accounted for over 10% of net sales in the years ended July 31, 2018, 2017 or 2016. The Company had no customers that accounted for over 10% of gross accounts receivable at July 31, 2018 or July 31, 2017.
Backlog
At August 31, 2018, the backlog of orders expected to be delivered within 90 days was $467.1 million. The 90-day backlog at August 31, 2017 was $395.5 million. The backlog of orders expected to be delivered within 90 days increased 26.3% for the Engine Products segment and increased 3.7% for the Industrial Products segment. The increase is due to the continued strong demand across multiple product lines. Backlog is one of many indicators of business conditions in the Company’s markets. However, it is not always indicative of future results for a number of reasons, including the timing of the receipt of orders in many of the Company’s engine OEM and industrial markets and the mix and types of orders in backlog.
Research and Development
During the years ended July 31, 2018, 2017 and 2016, the Company spent $59.9 million, $54.7 million and $55.5 million, respectively, on research and development activities, which was 2.2%, 2.3% and 2.5% of net sales, respectively. Research and development expenses include scientific research and the application of scientific advances to the development of new and improved products and their uses. Substantially all commercial research and development is performed in-house.

Environmental Matters
The Company does not anticipate any material effect on its capital expenditures, earnings or competitive position during fiscal 2019 due to compliance with government regulations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.
Employees
The Company employed approximately 14,000 people as of July 31, 2018.
Geographic Areas
Both of the Company's operating segments serve customers in all geographic regions. The United States (U.S.) represents the largest individual market for the Company's products. Financial information by geographic region appears in Note 18 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.
Item 1A. Risk Factors
There are inherent risks and uncertainties associated with our global operations that involve the technology development, manufacturing and sale of products for highly demanding customer applications throughout the world. These risks and uncertainties could adversely affect our operating performance and financial condition. The following discussion, along with discussions elsewhere in this report, outlines the risks and uncertainties that we believe are the most material to our business at this time. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, unless required by law.
Economic Environment - the demand for our products is impacted by economic and industrial conditions worldwide.
Changes in economic or industrial conditions could impact our results or financial condition as our business can be sensitive to varying conditions in all major geographies and markets.
Products - maintaining a competitive advantage requires consistent investment with uncertain returns.
We operate in highly competitive markets and have numerous competitors that may already be well-established in those markets. We expect our competitors to continue improving the design and performance of their products and to introduce new products that could be competitive in both price and performance. We believe that we have certain technological advantages over our competitors, but maintaining these advantages requires us to consistently invest in research and development, sales and marketing and customer service and support. There is no guarantee that we will be successful in maintaining these advantages and we could encounter the commoditization of our key products. We make investments in new technologies that address increased performance and regulatory requirements around the globe. There is no guarantee that we will be successful in completing development or achieving sales of these products or that the margins on such products will be acceptable. Our financial performance may be negatively impacted if a competitor’s successful product innovation reaches the market before ours or gains broader market acceptance.
Evolving Customer Needs - disruptive technologies may threaten our long-term strategy.
Our long-term strategy guides the decisions we make in operating the Company, but this strategy could be threatened by disruptive technologies. We may be adversely impacted by changes in technology that could reduce or eliminate the demand for our products. These risks include wider adoption of technologies providing alternatives to diesel engines such as electrification of equipment. Such disruptive innovation could create new markets and displace existing companies and products, resulting in significantly negative consequences for the Company. If we do not properly address future customer needs in our strategy, we may be slower to adapt to such disruption, which could adversely affect our results of operations.
Competition - we participate in highly competitive markets with pricing pressure.
The businesses and product lines in which we participate are very competitive and we risk losing business based on a wide range of factors, including price, technology, product performance, product reliability and availability, geographic coverage and customer service. Our customers continue to seek technological innovation, productivity gains and competitive prices from us and their other suppliers. If we are not able to compete effectively, our margins and results of operations could be adversely affected.
Intellectual Property - demand for our products may be affected by new entrants that copy our products and/or infringe on our intellectual property.
The ability to protect and enforce intellectual property rights varies across jurisdictions. An inability to preserve our intellectual property rights may adversely affect our financial performance.

Where possible, we seek to preserve our intellectual property rights through patents. These patents have a limited life and, in some cases, have expired or will expire in the near future. Competitors and others may also initiate litigation to challenge the validity of our intellectual property or allege that we infringe their intellectual property. We may be required to pay substantial damages if it is determined our products infringe on their intellectual property. We may also be required to develop an alternative, non-infringing product that could be costly and time-consuming, or acquire a license on terms that are not favorable to us.
Protecting or defending against such claims could significantly increase our costs, divert management’s time and attention away from other business matters and otherwise adversely affect our results of operations and financial condition.
Global Operations - we have a broad footprint that makes operating globally difficult.
We have sales and manufacturing operations throughout the world. Our stability, growth and profitability are subject to a number of risks of doing business globally that could harm our business, including:

•	political and military events, including the rise of nationalism and support for protectionist policies,

•	tariffs, trade barriers and other trade restrictions,

•	legal and regulatory requirements, including import, export, defense regulations, anti-corruption laws and foreign exchange controls,

•	potential difficulties in staffing and managing local operations,

•	credit risk of local customers and distributors,

•	difficulties in protecting our intellectual property and

•	local economic, political and social conditions.
Due to the international scope of our operations, we are subject to a complex system of import- and export-related laws and regulations. Any alleged or actual violations may subject us to government scrutiny, investigation and civil and criminal penalties, and may limit our ability to import or export our products or to provide services outside the U.S.
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
Customer Concentration and Retention - a number of our customers operate in similar cyclical industries. Economic conditions in these industries could impact our sales.
No customer accounted for ten percent or more of our net sales in fiscal 2018, 2017 or 2016. However, a number of our customers are concentrated in similar cyclical industries (e.g. construction, agriculture, mining, power generation and disk drives), resulting in additional risk based on industrial conditions in those sectors. A decline in the economic conditions of these industries could result in reduced demand for our products and difficulty in collecting amounts due from our customers. Our success is also dependent on retaining key customers, which requires us to successfully manage relationships and anticipate the needs of our customers in the channels in which we sell our products.
Supply Chain - unavailable or material cost inflation.
We obtain raw materials, including steel, filter media, petroleum-based products and other components, from third-party suppliers and tend to carry limited raw material inventories. We concentrate our sourcing of some materials from one supplier or a few suppliers. Our success is dependent on our ability to effectively manage our supplier relationships. Additionally, global supplier production capacity is limited and could be disrupted. We may experience significant disruption of the supply of raw materials, parts, components or final assemblies. An unanticipated delay in delivery by our suppliers could result in the inability to deliver our products on-time and meet the expectations of our customers. An increase in the costs of doing business, including increasing raw material commodity prices and transportation costs, could also result in lower operating margins.
Operations - inability to meet demand could result in the loss of customers.
Our ability to fulfill customer orders is dependent on our manufacturing and distribution operations overcoming capacity constraints. Although we forecast demand, additional plant capacity takes months or even years to bring online, and thus changes in demand could result in longer lead times. Efficient operations also require streamlining processes to maintain or reduce lead times, which we may not be capable of achieving. Unacceptable levels of service for key customers may result if we are not able to fulfill orders on a timely basis or if product quality or warranty issues result from compromised production. Our business, competitive position, results of operations or financial condition could be negatively impacted if we are unable to adjust our production schedules to reflect changes in customer demand on a timely basis.

Technology Investments and Security Risks - difficulties with our information technology systems and security.
We have many information technology systems that are important to the operation of our business, some of which are managed by third parties. These systems are used to process, transmit and store electronic information and to manage or support a variety of business processes and activities. We could encounter difficulties in developing new systems, maintaining and upgrading our existing systems, managing access to these systems and preventing information security breaches. Such difficulties could lead to significant additional expenses and/or disruption in business operations that could adversely affect our results.
Additionally, information technology security threats are increasing in frequency and sophistication. We have found and addressed these threats from time to time; however, to date none of them have been material. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Should such an attack succeed, it could lead to the compromising of confidential information, manipulation and destruction of data, defective products, production downtimes and operations disruptions. The occurrence of any of these events could adversely affect our reputation and could result in litigation, regulatory action, potential liability and increased costs and operational consequences of implementing further data protection matters.
Currency - an unfavorable fluctuation in foreign currency exchange rates.
We have operations in many countries, with a substantial portion of our annual revenue earned in currencies other than the U.S. dollar. We face transactional and translational risks associated with the fluctuations in foreign currency exchange rates. Transactional risk arises from changes in the value of cash flows denominated in different currencies. This can be caused by supply chains that cross borders resulting in revenues and costs being in different currencies. In addition, decreased value of local currency may make it difficult for some of our customers, distributors and end users to purchase our products. Translational risk arises from the re-measurement of our financial statements. Each of our subsidiaries reports its results of operations and financial position in its relevant functional currency, which is then translated into U.S. dollars. This translated financial information is included in our consolidated financial statements. Significant fluctuations of the U.S. dollar in comparison to the foreign currencies of our subsidiaries during discrete periods may have a negative impact on our results and financial position.
Legal and Regulatory - costs associated with lawsuits, investigations or complying with laws and regulations.
We are subject to many laws and regulations in the jurisdictions in which we operate. We routinely incur costs in order to comply with these laws and regulations. We may be adversely impacted by new or changing laws and regulations that affect both our operations and our ability to develop and sell products that meet our customers’ requirements. We are involved in various product liability, product warranty, intellectual property, environmental claims and other legal proceedings that arise in and outside of the ordinary course of our business. We are subject to increasingly stringent laws and regulations in the countries in which we operate, including those governing the environment (e.g. emissions to air; discharges to water; and the generation, handling, storage, transportation, treatment and disposal of waste materials) and data protection and privacy. It is not possible to predict the outcome of investigations and lawsuits, and we could incur judgments, fines, or penalties or enter into settlements of lawsuits and claims that could have an adverse effect on our business, results of operations and financial condition in any particular period. In addition, we may not be able to maintain our insurance at a reasonable cost or in sufficient amounts to protect us against any losses.
Income Tax - changes in our effective tax rate in various jurisdictions.
We are subject to income taxes in various jurisdictions in which we operate. Our tax liabilities are dependent upon the location of earnings among these different jurisdictions. Our provision for income taxes and cash tax liability could be adversely affected by numerous factors, including income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws and regulations. We are also subject to the prevailing tax laws and the continuous examination of our income tax returns by tax authorities. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and cash tax liability.
Personnel - our success may be affected if we are not able to attract, engage and retain qualified personnel.
Our success depends in large part on our ability to identify, recruit, engage and retain qualified and diverse personnel worldwide and successfully execute management transitions at leadership levels of the Company. Additionally, in some locations we have experienced significant wage inflation due to a shortage of labor amid low levels of unemployment in these markets. If we are unable to attract and retain qualified personnel, it may be difficult for us to compete effectively, which could adversely affect our results of operations and financial condition.

Liquidity - changes in the capital and credit markets may negatively affect our ability to access financing to support strategic initiatives.
Disruption of the global financial and credit markets may have an effect on our long-term liquidity and financial condition. There can be no assurance that the cost or availability of future borrowings will not be impacted by future capital market disruptions. Some of our existing borrowings contain covenants to maintain certain financial ratios that, under certain circumstances, could restrict our ability to incur additional indebtedness, make investments and other restricted payments, create liens and sell assets.
Acquisitions - the execution of our acquisition strategy may not provide the desired return on investment.
We have made and continue to pursue acquisitions. These acquisitions could negatively impact our profitability due to operating and integration inefficiencies, the incurrence of debt, contingent liabilities and amortization of expenses related to intangible assets. There are also a number of other risks involved in acquisitions, including the potential loss of key customers, difficulties in assimilating the acquired operations, the loss of key employees and the diversion of management’s time and attention away from other business matters, that may prevent us from realizing the anticipated return on our investment.
Impairment - if our operating units do not meet performance expectations, intangible assets could be subject to impairment.
Our total assets include goodwill and other intangible assets from acquisitions. We review annually whether goodwill and other intangible assets have been impaired, or more frequently if there have been unexpected events or changes in circumstances. If future operating performance at one or more of our operating units were to fall significantly below forecast levels or if market conditions for one or more of our acquired businesses were to decline, we could be required to incur a non-cash charge to operating income for impairment. Any impairment charge would have an adverse non-cash impact on our results of operations and reduce our net worth.
Productivity Improvements - if we do not successfully manage productivity improvements, we may not realize the expected benefits.
Our financial projections assume certain ongoing productivity improvements as a key component of our business strategy to, among other things, contain operating expenses, increase operating efficiencies and align manufacturing capacity to demand. We may not be able to realize the expected benefits and cost savings if we do not successfully execute these plans while continuing to invest in business growth. If difficulties are encountered or such cost savings are otherwise not realized, it could adversely impact our results of operations.
Business Disruption - unexpected events, including natural disasters, may increase our cost of doing business or disrupt our operations.
The occurrence of one or more unexpected events, including a terrorist attack, war or civil unrest, a weather event, an earthquake, pandemic or other catastrophe in the U.S. or in other countries in which we operate or in which our suppliers are located could adversely affect our operations and financial performance. Such event could result in physical damage to and complete or partial closure of one or more of our headquarters, manufacturing facilities or distribution centers, temporary or long-term disruption in the supply of component products from some local and international suppliers, disruption in the transport of our products to customers and disruption of information systems. This could result in a prolonged disruption to our operations. Existing insurance coverage may not provide protection for all costs that may arise from such events. Any disruption in our manufacturing capacity could have an adverse impact on our ability to meet our customer needs or may require us to incur additional expenses in order to produce sufficient inventory, and therefore, may adversely affect our net sales and operating results.
Internal Controls - if we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results and prevent material fraud, which could adversely affect the value of our common stock.
Effective internal control over financial reporting, including controls within the information technology environment, is necessary for us to provide reliable financial reports and effectively prevent and detect material fraud. If we cannot provide reliable financial reports or prevent or detect material fraud, our operating results could be misstated. There can be no assurances that we will be able to prevent future control deficiencies from occurring, which could cause us to incur unforeseen costs, negatively impact our results of operations, cause the market price of our common stock to decline or have other potential adverse consequences.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The Company’s principal administrative office and research facilities are located in Bloomington, Minnesota. The Company also has administrative and engineering offices in the Europe, Asia Pacific and Latin America regions.
The Company’s principal manufacturing and distribution activities are located throughout the world. The following is a summary of the principal plants and physical properties owned or leased by the Company as of July 31, 2018.

Americas	Europe, Middle East, Africa
Auburn, Alabama (E)	Kadan, Czech Republic (I)
Stockton, California (I)*	Klasterec, Czech Republic (E)
Valencia, California (E)*	Domjean, France (E)
Dixon, Illinois (E)	Paris, France (E)*
Anderson, Indiana (E)*	Dulmen, Germany (E)
Frankfort, Indiana (E)	Haan, Germany (I)
Cresco, Iowa (E)	Ostiglia, Italy (E)
Waterloo, Iowa (E)	Skarbimierz, Poland (E)
Nicholasville, Kentucky (I)	Cape Town, South Africa (E)
Bloomington, Minnesota (I)	Johannesburg, South Africa (I)*
Chesterfield, Missouri (E)*	Abu Dhabi, United Arab Emirates (I)
Chillicothe, Missouri (E)	Hull, United Kingdom (E)
Harrisonville, Missouri (I)	Leicester, United Kingdom (I)
Philadelphia, Pennsylvania (I)	Asia Pacific
Greeneville, Tennessee (E)	Wyong, Australia (E)
Baldwin, Wisconsin (I)	Wuxi, China
Stevens Point, Wisconsin (E)	New Delhi, India (E)
Sao Paulo, Brazil (E)*	Gunma, Japan (E)
Bucaramanga, Columbia (E)	Rayong, Thailand (I)
Aguascalientes, Mexico (E)	Third-Party Logistics Providers
Monterrey, Mexico (I)	Santiago, Chile
Distribution Centers	Wuxi, China
Wyong, Australia	Bogotá, Colombia
Brugge, Belgium	Cartagena, Colombia
Sao Paulo, Brazil*	Chennai, India (E)
Rensselaer, Indiana	Mumbai, India
Jakarta, Indonesia	Gunma, Japan
Aguascalientes, Mexico	Auckland, New Zealand
Johannesburg, South Africa	Lima, Peru
Seoul, South Korea*	Singapore
Joint Venture Facilities	Greeneville, Tennessee (I)
Most, Czech Republic (E)	Laredo, Texas
Champaign, Illinois (E)
Jakarta, Indonesia (E)
Dammam, Saudi Arabia (I)
The Company’s properties are utilized for both the Engine and Industrial Products segments except as indicated with an (E) for Engine Products or (I) for Industrial Products. The Company leases certain of its facilities, primarily under long-term leases. The facilities denoted with an asterisk (*) are leased facilities. In Wuxi, China, and Bloomington, Minnesota, a portion of the activities are conducted in leased facilities. The Company uses third-party logistics providers for some of its product distribution and neither leases nor owns the related facilities. The Company considers its properties to be suitable for their present purposes, well-maintained and in good operating condition.

Item 3. Legal Proceedings
The Company believes the recorded estimated liability in its Consolidated Financial Statements for claims or litigation is adequate in light of the probable and estimable outcomes. Any recorded liabilities were not material to the Company’s financial position, results of operations or liquidity, and the Company believes it is remote that the settlement of any of the currently identified claims or litigation will be materially in excess of what is accrued. The Company records provisions when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and litigation are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter.
Item 4. Mine Safety Disclosures
Not applicable.
Executive Officers of the Registrant
Current information as of August 31, 2018, regarding executive officers is presented below. All officers hold office until their successors are elected and qualify, or their earlier death, resignation or removal. There are no arrangements or understandings between individual officers and any other person pursuant to which the officer was selected as an executive officer.

Name	Age	Positions and Offices Held	First Year Appointed as an Executive Officer
Amy C. Becker	53	Vice President, General Counsel and Secretary	2014
Tod E. Carpenter	59	Chairman, President and Chief Executive Officer	2008
Sheila G. Kramer	59	Vice President, Human Resources	2015
Richard B. Lewis	47	Vice President, Global Operations	2017
Scott J. Robinson	51	Senior Vice President and Chief Financial Officer	2015
Thomas R. Scalf	52	Senior Vice President, Engine Products	2014
Jeffrey E. Spethmann	53	Senior Vice President, Industrial Products	2016
Wim Vermeersch	52	Vice President, Europe, Middle East and Africa	2012
Ms. Becker was appointed to Vice President, General Counsel and Secretary in August 2014. Ms. Becker joined the Company in 1998 and held positions as Senior Counsel and Assistant Corporate Secretary from 1998 to 2001 and Assistant General Counsel from 2001 to 2014. Prior to joining the Company, Ms. Becker was an attorney for Dorsey and Whitney, LLP from 1991 to 1995 and was a Project Manager and Corporate Counsel for Harmon, Ltd. from 1995 to 1998.
Mr. Carpenter was appointed Chairman, President and Chief Executive Officer in November 2017. Mr. Carpenter joined the Company in 1996 and has held various positions, including Director of Operations, Gas Turbine Systems from 1996 to 2002; General Manager, Gas Turbine Systems from 2002 to 2004; General Manager, Industrial Filtration Systems from 2004 to 2006; Vice President, Global Industrial Filtration Systems from 2006 to 2008; Vice President, Europe and Middle East from 2008 to 2011; Senior Vice President, Engine Products from 2011 to 2014. In April 2014, Mr.  Carpenter was appointed Chief Operating Officer and in April 2015, appointed President and Chief Executive Officer.
Ms. Kramer was appointed Vice President, Human Resources in October 2015. Prior to joining the Company, Ms. Kramer was Vice President, Human Resources for Taylor Corporation, a print and graphics media company, from 2013 until September 2015.   From 1991 to 2013, Ms. Kramer was with Lifetouch, Inc., where she held various human resources roles including Corporate Vice President, Human Resources from 2009 to 2013.
Mr. Lewis was appointed Vice President, Global Operations in August 2015. Mr. Lewis joined the Company in 2002 and has held various positions, including Plant Manager, Frankfort, Indiana from 2004 to 2007; Plant Manager, Nicholasville, Kentucky from 2007 to 2008; Director of Operations, from 2008 to 2010; General Manager, Liquid Filtration, from 2010 to 2014; General Manager, Operations, from 2014 to 2015. Prior to joining the Company, Mr. Lewis held positions of Operations Manager, Seleco Inc. from 1998 to 2002, and Operations Manager, Ventra Corporation from 1997 to 1998.
Mr. Robinson was appointed Senior Vice President and Chief Financial Officer in September 2017. Mr. Robinson joined the Company in 2015 as Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Robinson was the Chief Financial Officer for Imation Corp., a global data storage and information security company, from 2014 to 2015. During his 11 years with Imation, he also served as the Investor Relations Officer, Corporate Controller and Chief Accounting Officer. Prior to that, he held positions at Deluxe Corporation and PricewaterhouseCoopers LLP.
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
Mr. Spethmann was appointed Senior Vice President of Industrial Products in April 2016. Mr. Spethmann joined the Company in 2013 and has held various positions, including Vice President, Exhaust & Emissions from 2013 to 2014 and Vice President, Global Industrial Air Filtration from 2014 to 2016. Prior to joining the Company, Mr. Spethmann held positions of General Manager and President of Blow Molded Specialties, Inc., from 1999 to 2012.
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
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company's common stock, par value $5.00 per share, is traded on the New York Stock Exchange under the symbol "DCI." To determine the appropriate level of dividend payouts, the Company considers recent and projected performance across key financial metrics, including earnings, cash flow from operations and total debt. As of September 14, 2018, there were 1,450 registered shareholders of common stock.
The high and low prices for the Company’s common stock for each quarterly period during the years ended July 31, 2018 and 2017 were as follows:

Year Ended July 31,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018	$48.33 - 42.59	$52.20 - 45.89	$50.73 - 43.35	$48.76 - 43.66
2017	$38.65 - 35.52	$46.29 - 35.85	$47.68 - 41.46	$48.91 - 44.66
The quarterly dividends declared for the years ended July 31, 2018 and 2017 were as follows:

Year Ended July 31,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018	$0.180	$0.180	$0.190	$0.190
2017	$0.175	$0.175	$0.175	$0.180
The following table summarizes information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the three months ended July 31, 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1 - May 31, 2018	—	$—	—	4,841,152
June 1 - June 30, 2018	310,000	$46.18	310,000	4,531,152
July 1 - July 31, 2018	—	$—	—	4,531,152
Total	310,000	$46.18	310,000	4,531,152

(1)
The Board of Directors has authorized the repurchase of up to 14.0 million shares of the Company's common stock. This repurchase authorization is effective until terminated by the Board of Directors. The Company had remaining authorization to repurchase 4.5 million shares under this plan. There were no repurchases of common stock made outside of the Company's current repurchase authorization during the three months ended July 31, 2018.

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
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Donaldson Company, Inc., the S&P 500 Index and the S&P Industrial Machinery Index

	Year Ended July 31,
	2013	2014	2015	2016	2017	2018
Donaldson Company, Inc.	$100.00	$108.53	$95.67	$105.13	$140.51	$143.32
S&P 500	100.00	116.94	130.05	137.35	159.38	185.26
S&P Industrial Machinery	100.00	117.39	124.64	144.34	177.50	200.37

Item 6. Selected Financial Data
The following table summarizes selected financial data for each of the fiscal years in the five-year period ended July 31, 2018 (in millions, except per share data):

	Year Ended July 31,
	2018	2017	2016	2015	2014
Net sales	$2,734.2	$2,371.9	$2,220.3	$2,371.2	$2,473.5
Net earnings	180.3	232.8	190.8	208.1	260.2
Net earnings per share – basic	1.38	1.76	1.43	1.51	1.79
Net earnings per share – diluted	1.36	1.74	1.42	1.49	1.76
Total assets	1,976.6	1,979.7	1,787.0	1,807.5	1,941.3
Long-term debt	499.6	537.3	350.2	387.2	242.6
Dividends declared per share	0.740	0.705	0.690	0.670	0.610
Dividends paid per share	0.730	0.700	0.685	0.665	0.575
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company's results of operations and financial condition for the three years ended July 31, 2018, 2017 and 2016. The MD&A should be read in conjunction with the Company's Consolidated Financial Statements and Notes included in Item 8 of this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed elsewhere in this Annual Report, particularly Item 1A, "Risk Factors" and in the Safe Harbor Statement under the Securities Reform Act of 1995 below.
Throughout this MD&A, the Company refers to measures used by management to evaluate performance, including a number of financial measures that are not defined under accounting principles generally accepted in the United States of America (GAAP). Excluding foreign currency translation from net sales and net earnings (i.e. constant currency) and excluding the impact of one-time transactions are not measures of financial performance under GAAP; however, the Company believes they are useful in understanding its financial results and provide comparable measures for understanding the operating results of the Company between different fiscal periods. Reconciliations within this MD&A provide more details on the use and derivation of these measures.
Overview
Net sales for the year ended July 31, 2018 were $2,734.2 million, as compared with $2,371.9 million for the year ended July 31, 2017, an increase of $362.3 million, or 15.3%. Net sales were positively impacted by foreign currency translation, which increased sales by $78.3 million. On a constant currency basis, net sales for the year ended July 31, 2018 increased 12.0% from the prior fiscal year.
Net earnings for the year ended July 31, 2018 were $180.3 million, as compared with $232.8 million for the year ended July 31, 2017, a decrease of $52.5 million, or 22.6%. Net earnings for the current year includes a provisional estimate for tax charges of $84.1 million related to the U.S. Tax Cuts and Jobs Act (TCJA), which was enacted into law during the period. Prior year net earnings do not include TCJA tax charges. Diluted earnings per share were $1.36 for the year ended July 31, 2018, as compared with $1.74 for the year ended July 31, 2017, a decrease of 21.8%. Excluding the impact of the TCJA, diluted earnings per share were $2.00 for the year ended July 31, 2018.

Consolidated Results of Operations
The following table summarizes consolidated results of operations for each of the three fiscal years ended July 31, 2018, 2017 and 2016 (in millions, except per share data):

	Year Ended July 31,			Percent of Net Sales
	2018	2017	2016	2018	2017	2016
Net sales	$2,734.2	$2,371.9	$2,220.3	100.0%	100.0%	100.0%
Cost of sales	1,798.7	1,548.8	1,465.5	65.8%	65.3%	66.0%
Gross profit	935.5	823.1	754.8	34.2%	34.7%	34.0%
Selling, general and administrative	495.6	439.8	425.1	18.1%	18.5%	19.1%
Research and development	59.9	54.7	55.5	2.2%	2.3%	2.5%
Operating income	380.0	328.6	274.2	13.9%	13.9%	12.3%
Other income, net	(4.9)	(12.9)	(3.9)	(0.2)%	(0.5)%	(0.2)%
Interest expense	21.3	19.5	20.7	0.8%	0.8%	0.9%
Earnings before income taxes	363.6	322.0	257.4	13.3%	13.6%	11.6%
Income taxes	183.3	89.2	66.6	6.7%	3.8%	3.0%
Net earnings	$180.3	$232.8	$190.8	6.6%	9.8%	8.6%

Net earnings per share – diluted	$1.36	$1.74	$1.42
Net Sales
Net sales by operating segment are as follows (in millions):

	Year Ended July 31,			Percent of Net Sales
	2018	2017	2016	2018	2017	2016
Engine Products	$1,849.0	$1,553.3	$1,391.3	67.6%	65.5%	62.7%
Industrial Products	885.2	818.6	829.0	32.4%	34.5%	37.3%
Net sales	$2,734.2	$2,371.9	$2,220.3	100.0%	100.0%	100.0%
Net sales by origination(1) for the years ended July 31, 2018, 2017 and 2016 are as follows (in millions):

	Year Ended July 31,			Percent of Net Sales
	2018	2017	2016	2018	2017	2016
United States	$1,120.8	$990.4	$937.7	41.0%	41.8%	42.2%
Europe, Middle East and Africa	791.5	679.1	665.5	29.0%	28.6%	30.0%
Asia Pacific	599.2	500.5	449.9	21.9%	21.1%	20.3%
Latin America	222.7	201.9	167.2	8.1%	8.5%	7.5%
Net sales	$2,734.2	$2,371.9	$2,220.3	100.0%	100.0%	100.0%

(1)	Net sales by origination is based on the country of the Company's legal entity where the customer's order was placed.

The Company's net sales are impacted by fluctuations in foreign currency exchange rates. The following table reflects the impact of these fluctuations on net sales for the years ended July 31, 2018, 2017 and 2016 (in millions):

	Year Ended July 31,
	2018	2017	2016
Prior year net sales	$2,371.9	$2,220.3	$2,371.2
Change in net sales excluding translation	284.0	159.8	(76.7)
Impact of foreign currency translation (1)	78.3	(8.2)	(74.2)
Current year net sales	$2,734.2	$2,371.9	$2,220.3

(1)
The impact of foreign currency translation is calculated by translating current period foreign currency revenue into U.S. dollars using the average foreign currency exchange rates for the prior fiscal year period rather than actual current period foreign currency exchange rates.

The fiscal 2018 net sales increase of $362.3 million from fiscal 2017 was primarily driven by the Engine Products segment, which increased $295.7 million due to strong growth in the Aftermarket, Off-Road and On-Road product groups. The Company’s Industrial Products segment contributed $66.6 million to the fiscal 2018 total year-over-year increase, driven primarily by the Industrial Filtration Solutions product group. Foreign currency translation increased total sales by $78.3 million, reflecting increases in the Engine and Industrial Products segments of $45.9 million and $32.4 million, respectively. Acquisitions completed during the prior year increased total sales by $25.6 million. The Company’s primary engine-related markets, including global agriculture, mining and construction are in various stages of cyclical growth, and certain industrial markets exhibited further signs of recovery during the fiscal year. Fiscal 2018 net sales reflected typical seasonality, with a larger percent of full-year revenue realized during the second half of the fiscal year.
Gross Margin
Cost of sales for the year ended July 31, 2018 was $1,798.7 million, compared with $1,548.8 million for the year ended July 31, 2017, an increase of $249.9 million or 16.1%. Gross margin for the year ended July 31, 2018 was 34.2%, or a 0.5 percentage point decrease from 34.7% for the year ended July 31, 2017. The decrease in gross margin reflects higher raw materials and supply chain costs combined with an unfavorable mix of sales.
Cost of sales for the year ended July 31, 2017 was $1,548.8 million, compared with $1,465.5 million for the year ended July 31, 2016, an increase of $83.3 million or 5.7%. Gross margin for the year ended July 31, 2017 was 34.7%, or a 0.7 percentage point increase from 34.0% for the year ended July 31, 2016. The fiscal 2017 rate benefited from greater absorption of fixed costs on the year-over-year sales increase, partially offset by higher variable costs, including raw materials as well as freight charges, related to meeting higher-than-expected customer demand. The fiscal 2017 rate does not include restructuring charges, which negatively affected the fiscal 2016 rate by approximately 0.3 percentage points.
Operating Expenses
Operating expenses for the year ended July 31, 2018 were $555.5 million, or 20.3% of net sales, compared with $494.5 million, or 20.9% of net sales, for the year ended July 31, 2017. The improvement in operating expenses as a percentage of sales was primarily driven by expense leverage gained on increasing sales, partially offset by higher compensation costs and freight expense.
Operating expenses for the year ended July 31, 2017 were $494.5 million, or 20.9% of net sales, compared with $480.6 million, or 21.6% of net sales, for the year ended July 31, 2016. The decrease in operating expenses as a percentage of sales was primarily driven by the lack of restructuring charges in fiscal 2017 combined with leverage gained on the year-over-year sales increase, partially offset by higher variable compensation expense than fiscal 2016.
Non-Operating Items
Interest expense for the year ended July 31, 2018 was $21.3 million, compared with $19.5 million for the year ended July 31, 2017, an increase of $1.8 million. The increase reflects a higher average level of debt outstanding than the prior year and interest rate increases on certain portions of the Company’s debt. Other income, net for the year ended July 31, 2018 was $4.9 million, compared with $12.9 million for the year ended July 31, 2017. The decrease was primarily due to $6.8 million of income recognized in the prior year period that was related to a favorable settlement of claims associated with general representations and warranties in connection with the Company's acquisition of Northern Technical L.L.C. (Northern Technical) in fiscal 2015.
Interest expense for the year ended July 31, 2017 was $19.5 million, compared with $20.7 million for the year ended July 31, 2016, an decrease of $1.2 million. The decrease reflects a lower average level of debt outstanding during fiscal 2017 than fiscal 2016. Other income, net for the year ended July 31, 2017 was $12.9 million, compared with $3.9 million for the year ended July 31, 2016. The increase in other income, net for fiscal 2017 was primarily due to the $6.8 million favorable settlement.

Income Taxes
The effective tax rate for the year ended July 31, 2018 was 50.4%, as compared with 27.7% for the year ended July 31, 2017. Income taxes for the current year includes a provisional estimate for tax charges of $84.1 million related to the TCJA. Excluding the impact of the TCJA adjustments (refer to Note 12 in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of TCJA), the effective tax rate for the year ended July 31, 2018 was 27.3%. The decrease of 0.4 percentage points was primarily due to a reduced U.S. corporate tax rate, excess tax benefits on stock-based compensation resulting from the adoption of ASU 2016-09 (refer to Note 1 in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of the new accounting standard) and the favorable settlement of tax audits, which combined to decrease the Company’s effective tax rate by 4.5 percentage points. The decrease in the effective tax rate for the year ended July 31, 2018 was partially offset by foreign withholding taxes and other matters related to the TCJA, and an unfavorable shift in the mix of earnings across tax jurisdictions, which combined to increase the Company’s effective tax rate by 4.1 percentage points.
The effective tax rate for the year ended July 31, 2017 was 27.7%, as compared with 25.9% for the year ended July 31, 2016. The year-over-year change was primarily driven by nonrecurring tax benefits recorded in fiscal 2017 from the favorable settlements of tax audits, which reduced the fiscal 2016 effective tax rate by 1.7 percentage points.
Net Earnings
Net earnings for the year ended July 31, 2018 were $180.3 million, as compared with $232.8 million for the year ended July 31, 2017, a decrease of $52.5 million, or 22.6%. Fiscal 2018 net earnings include net provisional tax charges of $84.1 million related to the TCJA, primarily driven by the one-time transition tax on deemed repatriated earnings of the Company's non-U.S. subsidiaries. See Note 12 in the Notes to the Consolidated Financial Statements included in Item 8 of this report for additional information on the impact of the TCJA. Diluted earnings per share were $1.36 for the year ended July 31, 2018, as compared with $1.74 for the year ended July 31, 2017. The impact from the TCJA negatively impacted fiscal 2018 earnings per share by $0.64.
Net earnings for the year ended July 31, 2017 were $232.8 million, as compared with $190.8 million for the year ended July 31, 2016, an increase of $42.0 million, or 22.0%. Diluted net earnings per share were $1.74 for the year ended July 31, 2017, as compared with $1.42 for the year ended July 31, 2016, an increase of 22.5%. The favorable settlement of claims associated with general representations and warranties in connection with the Company's acquisition of Northern Technical benefited fiscal 2017 net earnings per share by $0.05.
The Company's net earnings are impacted by fluctuations in foreign currency exchange rates. The following table reflects the impact of these fluctuations on net earnings for the years ended July 31, 2018, 2017 and 2016 (in millions):

	Year Ended July 31,
	2018	2017	2016
Prior year net earnings	$232.8	$190.8	$208.1
Change in net earnings excluding translation	(62.9)	43.3	(9.4)
Impact of foreign currency translation (1)	10.4	(1.3)	(7.9)
Current year net earnings	$180.3	$232.8	$190.8

(1)
The impact of foreign currency translation is calculated by translating current period foreign currency net earnings into U.S. dollars using the average foreign currency exchange rates for the prior fiscal year period rather than actual current period foreign currency exchange rates.

Segment Results of Operation
Net sales and earnings before income taxes by operating segment for each of the three years ended July 31, 2018, 2017 and 2016 are summarized as follows (in millions):

	Year Ended July 31,			Increase (Decrease)
	2018	2017	2016	2018 vs 2017	2017 vs 2016
Net sales
Engine Products segment	$1,849.0	$1,553.3	$1,391.3	$295.7	$162.0
Industrial Products segment	885.2	818.6	829.0	66.6	(10.4)
Total	$2,734.2	$2,371.9	$2,220.3	$362.3	$151.6

Earnings before income taxes
Engine Products segment	$261.3	$219.7	$163.5	$41.6	$56.2
Industrial Products segment	137.1	129.1	119.0	8.0	10.1
Corporate and Unallocated (1)	(34.8)	(26.8)	(25.1)	(8.0)	(1.7)
Total	$363.6	$322.0	$257.4	$41.6	$64.6

(1)	Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, such as interest expense.
Engine Products Segment
The following is a summary of net sales by product group within the Company’s Engine Products segment for the years ended July 31, 2018, 2017 and 2016 (in millions):

	Year Ended July 31,			Increase (Decrease)
	2018	2017	2016	2018 vs 2017	2017 vs 2016
Engine Products segment
Off-Road	$327.4	$252.1	$216.6	$75.3	$35.5
On-Road	154.2	110.7	127.2	43.5	(16.5)
Aftermarket	1,261.9	1,086.2	951.5	175.7	134.7
Aerospace and Defense	105.5	104.3	96.0	1.2	8.3
Engine Products segment net sales	$1,849.0	$1,553.3	$1,391.3	$295.7	$162.0

Engine Products segment earnings before income taxes	$261.3	$219.7	$163.5	$41.6	$56.2
Fiscal 2018 compared with Fiscal 2017
Net sales for the Engine Products segment for the year ended July 31, 2018 were $1,849.0 million, as compared with $1,553.3 million for the year ended July 31, 2017, an increase of $295.7 million, or 19.0%. Excluding the $45.9 million benefit from foreign currency translation, fiscal 2018 sales increased 16.1%.
Worldwide sales from Off-Road were $327.4 million, an increase of 29.9% from fiscal 2017. In constant currency, sales increased $63.9 million, or 25.3%. The increase in Off-Road sales was driven by continued strength in demand for heavy-duty off-road equipment production across all regions and industries, including global mining, agriculture and construction. Sales also benefited from the Company’s success in winning new programs for air and liquid filtration systems with innovative products.
Worldwide sales of On-Road were $154.2 million, an increase of 39.3% from fiscal 2017. In constant currency, sales increased $40.6 million, or 36.6%. The increase in On-Road sales reflects increasing production of heavy-duty trucks compared with a sales decline in the prior year, primarily in the U.S., combined with benefits from new first-fit program wins.
Worldwide sales of Aftermarket were $1,261.9 million, an increase of 16.2% from fiscal 2017. In constant currency, sales increased $147.0 million, or 13.5%. Within Aftermarket, sales increased in all major regions as the Company benefited from strong market conditions and end-user demand and growth in innovative product categories, including both air and liquid filtration products. Additionally, Aftermarket sales included $25.6 million of incremental sales from the Company's acquisitions of Partmo and Hy-Pro, which were both completed during fiscal 2017 (refer to Note 2 in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of the acquisitions).

Worldwide sales of Aerospace and Defense were $105.5 million, an increase of 1.1% from fiscal 2017. In constant currency, sales decreased $1.6 million, or 1.5%. Sales within Aerospace and Defense were mixed, with growing sales of aerospace replacement parts partially offset by declining sales of ground defense vehicle products, due in part to strong sales in the prior year.
Earnings before income taxes for the Engine Products segment for the year ended July 31, 2018 were $261.3 million, or 14.1% of Engine Products' sales, consistent with 14.1% of sales for the year ended July 31, 2017. The rate reflects higher raw materials and supply chain costs combined with an unfavorable mix of products, offset by operating expense leverage on higher sales than the prior year.
Fiscal 2017 compared with Fiscal 2016
Net sales for the Engine Products segment for the year ended July 31, 2017 were $1,553.3 million, as compared with $1,391.3 million for the year ended July 31, 2016, an increase of $162.0 million, or 11.6%. Excluding the $0.6 million benefit from foreign currency translation, fiscal 2018 sales increased 11.6%.
Worldwide sales from Off-Road were $252.1 million, an increase of 16.4% from fiscal 2016. In constant currency, sales increased $37.2 million, or 17.2%. Sales in fiscal 2017 benefited from the Company’s success in winning new programs for air and liquid filtration systems with innovative products, combined with improving market conditions in the global mining, agriculture and construction industries.
Worldwide sales of On-Road were $110.7 million, a decrease of 13.0% from fiscal 2016. In constant currency, sales decreased $17.2 million, or 13.5%. Decreasing production of heavy-duty trucks in all regions drove the year-over-year decline.
Worldwide sales of Aftermarket were $1,086.2 million, an increase of 14.2% from fiscal 2016. In constant currency, sales increased $132.3 million, or 13.9%. The increase was primarily driven by strength in the Company’s innovative air and liquid filtration products combined with benefits from further geographic expansion of distribution and production of aftermarket products. Aftermarket sales also included a combined benefit of approximately $21.7 million from the acquisitions of Hy-Pro and Partmo.
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
Industrial Products Segment
The following is a summary of net sales by product group within the Company’s Industrial Products segment for the years ended July 31, 2018, 2017 and 2016 (in millions):

	Year Ended July 31,			Increase (Decrease)
	2018	2017	2016	2018 vs 2017	2017 vs 2016
Industrial Products segment:
Industrial Filtration Solutions	$594.3	$533.2	$517.9	$61.1	$15.3
Gas Turbine Systems	115.5	122.9	149.6	(7.4)	(26.7)
Special Applications	175.4	162.5	161.5	12.9	1.0
Industrial Products segment net sales	$885.2	$818.6	$829.0	$66.6	$(10.4)

Industrial Products segment earnings before income taxes	$137.1	$129.1	$119.0	$8.0	$10.1
Fiscal 2018 compared with Fiscal 2017
Net sales for the Industrial Products segment for the year ended July 31, 2018 were $885.2 million, as compared with $818.6 million for the year ended July 31, 2017, an increase of $66.6 million, or 8.1%. Excluding the $32.4 million benefit from foreign currency translation, fiscal 2018 sales increased 4.2%.
Worldwide sales of Industrial Filtration Solutions were $594.3 million, a 11.4% increase from fiscal 2017. In constant currency, sales increased $39.8 million, or 7.5%. The increase in Industrial Filtration Solutions sales was driven by growth in sales of both new equipment and replacement parts, reflecting further stabilization in the global markets combined with the Company’s efforts to proactively manage the replacement cycle for its large customer base and grow its business in under-penetrated existing and new markets.
Worldwide sales of Gas Turbine Systems were $115.5 million, a 6.0% decrease from fiscal 2017. In constant currency, sales declined $10.3 million, or 8.4%. The sales decline was primarily driven by market-related pressures related to large turbine demand, including the Company’s decision to be more selective in bidding large turbine projects. The year-over-year decline was partially offset by strong sales of replacement parts. Gas Turbine Systems sales are typically large systems and, as a result, the Company's shipments and revenues fluctuate from period to period.
Worldwide sales of Special Applications were $175.4 million, a 8.0% increase from fiscal 2017. In constant currency, sales increased $4.7 million, or 2.9%. The increase in Special Applications sales was primarily driven by sales of disk drive filters, reflecting temporary moderation in the secular declining hard disk drive market and share gains with certain customers, combined with growth in sales of membrane products and venting solutions.
Earnings before income taxes for the Industrial Products segment for the year ended July 31, 2018 were $137.1 million, or 15.5% of Industrial Products' sales, a decrease from 15.8% of sales for the year ended July 31, 2017. The decrease was primarily driven by the $6.8 million of income recognized in the prior year period that was related to a favorable settlement of claims associated with general representations and warranties in connection with the Company's acquisition of Northern Technical, partially offset by a favorable mix of sales.
Fiscal 2017 compared with Fiscal 2016
Net sales for the Industrial Products segment for the year ended July 31, 2017 were $818.6 million, as compared with $829.0 million for the year ended July 31, 2016, a decrease of $10.4 million, or 1.2%. Excluding the $8.8 million negative impact from foreign currency translation, fiscal 2017 sales decreased 0.2%.
Worldwide sales of Industrial Filtration Solutions were $533.2 million, a 3.0% increase from fiscal 2016. In constant currency, sales increased $20.7 million, or 4.0%. Sales of replacement parts drove the increase, partially offset by lower sales of new equipment from market pressures related to global capital expenditures and investments.
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
Liquidity and Capital Resources
Liquidity Analysis
Liquidity is assessed in terms of the Company's ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting liquidity are: cash flows generated from operating activities, capital expenditures, acquisitions, dividends, repurchases of outstanding shares, adequacy of available bank lines of credit and the ability to attract long-term capital with satisfactory terms. The Company generates substantial cash from the operation of its businesses as its primary source of liquidity, with sufficient liquidity available to fund growth through reinvestment in existing businesses and strategic acquisitions. This provides flexibility for capital deployment.
Secondary sources of liquidity are existing cash and available credit facilities. At July 31, 2018 and 2017, cash and cash equivalents were $204.7 million and $308.4 million, respectively. The Company’s cash and cash equivalents are held by subsidiaries throughout the world as over half of the Company’s earnings occur outside the U.S. The TCJA tax reform legislation enacted on December 22, 2017 resulted in a one-time transition tax imposed on deemed repatriated earnings of the Company's non-U.S. subsidiaries. The resulting tax liability is payable over an eight-year period. The TCJA has and will allow for more efficient global cash utilization.

The Company's balance sheet provides access to credit and the capital markets. The Company has borrowing capacity of $583.3 million and $553.3 million available for further borrowing under existing credit facilities at July 31, 2018 and July 31, 2017, respectively.
The largest of these facilities is a multi-currency revolving credit facility. On July 21, 2017, the Company entered into an amended and restated credit agreement that increases the borrowing availability to $500.0 million and extends the maturity date of the credit facility to July 21, 2022. The credit facility also has an accordion feature that allows the Company to request an increase to the commitment under the facility by up to $250.0 million. At July 31, 2018 and 2017, $167.4 million and $190.0 million, respectively, was outstanding. The weighted average interest rate on these borrowings outstanding at July 31, 2018 was 1.62%. At July 31, 2018 and 2017, $324.5 million and $299.5 million, respectively, was available for further borrowing under this facility. For further discussion on this facility, refer to Note 16 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.
The Company also has two uncommitted credit facilities in the U.S., which provide unsecured borrowings for general corporate purposes. There were no amounts outstanding at July 31, 2018 and $19.2 million was outstanding at July 31, 2017, and all borrowings that were outstanding on that date had maturities that were less than twelve months. At July 31, 2018 and 2017, there was $80.0 million and $45.7 million, respectively, available under these two credit facilities.
The Company has a €100.0 million (approximately $117.4 million at July 31, 2018) program for issuing treasury notes for raising short-term financing for its European operations. There was €24.0 million (approximately $28.2 million at July 31, 2018) outstanding under this program at July 31, 2018 and no amounts outstanding at July 31, 2017. The weighted average interest rate on these short-term borrowings outstanding at July 31, 2018 was 0.26%. Additionally, the Company’s European operations have lines of credit with an available limit of €39.9 million (approximately $46.8 million at July 31, 2018). There were no amounts outstanding at July 31, 2018 or 2017.
Other international subsidiaries may borrow under various credit facilities. There were no amounts outstanding under these credit facilities as of July 31, 2018 and $4.1 million was outstanding as of July 31, 2017. At July 31, 2018 and 2017, there was approximately $42.8 million and $39.8 million, respectively, available for use under these facilities.
Certain debt agreements, including the $500.0 million revolving credit facility and the Company's long-term private placements, contain financial covenants related to interest coverage and leverage ratios, as well as other non-financial covenants. As of July 31, 2018, the Company was in compliance with all such covenants.
The Company believes that the liquidity available from the combination of the expected cash generated by operating activities, existing cash and available credit under existing credit facilities will be adequate to meet cash requirements for the next twelve months, including working capital needs, debt service obligations, payment of anticipated dividends, share repurchase activity, potential acquisitions and capital expenditures.
Cash Flow Summary
Cash flows for the years ended July 31, 2018, 2017 and 2016 are summarized as follows (in millions):

	July 31,
	2018	2017	2016
Net cash provided by (used in):
Operating activities	$262.9	$317.8	$291.3
Investing activities	(95.4)	(95.7)	(55.6)
Financing activities	(268.8)	(165.2)	(180.2)
Effect of exchange rate changes on cash	(2.4)	8.3	(2.2)
Increase (decrease) in cash and cash equivalents	$(103.7)	$65.2	$53.3
Operating Activities
Cash provided by operating activities for the year ended July 31, 2018 was $262.9 million, as compared with $317.8 million for the year ended July 31, 2017, a decrease of $54.9 million. This decrease is primarily the result of $35.0 million of discretionary pension plan contributions and changes in working capital, as cash flows provided by accounts payable decreased by $34.3 million and cash flows used in accounts receivable increased by $9.9 million. The decrease is partially offset by an increase in pretax earnings of $41.6 million.
Cash provided by operating activities for the year ended July 31, 2017 was $317.8 million, as compared with $291.3 million for the year ended July 31, 2016, an increase of $26.5 million. The increase in cash generated by operating activities resulted from higher net earnings of $42.0 million, partially offset by several changes in working capital items that resulted in a net cash reduction.

Investing Activities
Cash used in investing activities for the year ended July 31, 2018 was $95.4 million, as compared with $95.7 million for the year ended July 31, 2017, a decrease of $0.3 million. The primary changes in cash used in investing activities include an increase in capital expenditures of $31.6 million to expand capacity and invest in technology, offset by a decrease in net cash used for acquisitions of $32.7 million.
Cash used in investing activities for the year ended July 31, 2017 was $95.7 million, as compared with $55.6 million for the year ended July 31, 2016, an increase of $40.1 million. The increase in cash used in investing activities between the periods resulted from a decrease in proceeds from sales of short-term investments of $28.0 million and an increase in cash outflows for acquisitions of $19.3 million as the Company acquired Partmo and Hy-Pro. The increase in cash utilized was partially offset by a decrease in capital expenditures of $7.0 million.
Financing Activities
Cash flows used in financing activities generally relate to the use of cash for payment of dividends and repurchases of the Company's common stock, net borrowing activity and proceeds from the exercise of stock options. To determine the appropriate level of dividend payouts, the Company considers recent and projected performance across key financial metrics, including earnings, cash flow from operations and total debt. Dividends paid for years ended July 31, 2018, 2017 and 2016 were $94.7 million, $92.4 million and $91.2 million, respectively. The Company's Board of Directors authorized the repurchase of up to 14.0 million shares of common stock under the Company’s stock repurchase plan. During the year ended July 31, 2018, the Company repurchased 2.6 million shares for $122.0 million. During the year ended July 31, 2017, the Company repurchased 3.3 million shares for $140.4 million. As of July 31, 2018, the Company had remaining authorization to repurchase 4.5 million shares under this plan.
Cash used in financing activities for the year ended July 31, 2018 was $268.8 million, as compared with $165.2 million for the year ended July 31, 2017, an increase of $103.6 million. The increase in cash used in financing activities is primarily due to a net increase in repayments of long-term debt and short-term borrowings of $116.2 million between the periods, driven by the greater flexibility afforded by the TCJA, that enables more efficient global cash utilization.
Cash used in financing activities for the year ended July 31, 2017 was $165.2 million, as compared with $180.2 million for the year ended July 31, 2016, a decrease of $15.0 million. The decrease was driven by increased short-term borrowings and long-term debt, including current maturities for the year ended July 31, 2017 compared with the prior year of $62.9 million, partially offset by higher share repurchases for the year ended July 31, 2017 compared with the prior year of $56.1 million.
Financial Condition
The Company's total capitalization components and debt-to-capitalization ratio at July 31, 2018 and July 31, 2017 was as follows (in millions):

	July 31,
	2018	2017
Short-term borrowings	$28.2	$23.3
Current maturities of long-term debt	15.3	50.6
Long-term debt	499.6	537.3
Shareholders' equity	857.8	854.5
Total capitalization	$1,400.9	$1,465.7

Debt-to-capitalization ratio	38.8%	41.7%
As of July 31, 2018, total debt, including short-term borrowings and long-term debt, represented 38.8% of total capitalization, defined as total debt plus total shareholders’ equity, compared with 41.7% at July 31, 2017.
Long-term debt outstanding at July 31, 2018 was $499.6 million compared with $537.3 million at the prior year end, a decrease of $37.7 million, primarily due to the use of repatriated cash to pay down debt subsequent to the TCJA.
Accounts receivable, net at July 31, 2018 was $534.6 million, as compared with $497.7 million at July 31, 2017, an increase of $36.9 million. While accounts receivable, net increased between periods due to higher levels of sales, days sales outstanding was essentially flat at 66 days as of July 31, 2018, from 67 days as of July 31, 2017. Days sales outstanding is calculated using the count back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.

Inventories, net at July 31, 2018 was $334.1 million, as compared with $293.5 million at July 31, 2017, an increase of $40.6 million. Inventory turns were 5.6 times per year as of July 31, 2018, compared to 6.1 times per year as of July 31, 2017. Inventory turns are calculated by taking the annualized cost of sales based on the trailing three-month period divided by the average of the beginning and ending net inventory values of the three-month period. The changes were primarily driven by inventory increases across the regions to meet current and expected future customer demand given the sales momentum.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements, with the exception of the guarantee of 50% of certain debt of its joint venture with Caterpillar Inc., Advanced Filtration Systems Inc. (AFSI). As of July 31, 2018, the joint venture had $35.5 million of outstanding debt, of which the Company guarantees half. The Company does not believe that this guarantee will have a current or future effect on its financial condition, results of operations, liquidity or capital resources.
Contractual Obligations
The following table summarizes the Company’s contractual obligations as of July 31, 2018, for the years indicated (in millions):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$514.3	$14.9	$58.0	$167.0	$274.4
Capital lease obligations	0.6	0.4	0.2	—	—
Interest on long-term debt obligations	81.4	9.8	18.8	18.7	34.1
Operating lease obligations	60.3	18.9	25.9	11.7	3.8
Purchase obligations (1)	183.5	174.3	3.4	5.8	—
Pension and deferred compensation (2)	51.4	7.0	7.4	7.1	29.9
Total (3)	$891.5	$225.3	$113.7	$210.3	$342.2

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

(3)
In addition to the above contractual obligations, the Company may be obligated for additional cash outflows of $20.2 million for potential tax obligations, including accrued interest and penalties. The payment and timing of any such payments is affected by the ultimate resolution of the tax years that are under audit or remain subject to examination by the relevant taxing authorities. Therefore, quantification of an estimated range and timing of future payments cannot be made at this time. Additionally, the transition tax on deemed repatriated earnings of non-U.S. subsidiaries resulting from the TCJA is not included in contractual obligations.

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
For fiscal 2019, the Company will adopt ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. This new standard will be reflected in the Company's revenue recognition policy for fiscal 2019. Refer to Note 16 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for more information.
Goodwill Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. Goodwill is assessed for impairment annually, which for the Company occurs during the third quarter, or more frequently if an event occurs or circumstances change that would indicate the asset may be impaired. The goodwill impairment assessment is conducted at a reporting unit level, which is one level below the operating segment level, and utilizes either a qualitative or quantitative assessment. The optional qualitative assessment evaluates general economic, industry and entity-specific factors that could impact the reporting units’ fair values. For reporting units evaluated using a qualitative assessment, if it is determined that the fair value more likely than not exceeds the carrying value, no further assessment is necessary. The Company has elected this option for certain reporting units. For reporting units evaluated using a quantitative assessment, the fair values are determined using an income approach, a market approach or a weighting of the two. The income approach determines fair value based on discounted cash flows models derived from the reporting units’ long-term forecasts. The market approach determines fair value based on earnings multiples derived from prices investors paid for the stocks of comparable, publicly traded companies. An impairment loss would be recognized when the carrying amount of a reporting unit’s net assets exceeds the estimated fair value of the reporting unit. Significant estimates and assumptions are utilized in the valuations, including discounted projected cash flows, terminal value growth rates, discount rates, and the determination of comparable, publicly traded companies. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment.
The Company performed its annual impairment assessment during the third quarter of fiscal 2018 and determined that there were no indicators of impairment for any of the reporting units evaluated.
Income taxes Management is required to estimate income taxes in each of the jurisdictions in which the Company operates. This process involves estimating current tax exposure and assessing future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. These deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are anticipated to reverse based on future taxable income projections and the impact of tax planning strategies. The Company intends to indefinitely reinvest undistributed earnings for certain of its non-U.S. subsidiaries and thus has not provided for income taxes on these earnings.
Additionally, benefits of tax return positions are recognized in the financial statements when the position is “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that in the Company's judgment is greater than 50% likely to be realized. The Company maintains a reserve for uncertain tax benefits that are currently unresolved and routinely monitors the potential impact of such situations. The liability for unrecognized tax benefits, accrued interest and penalties was $20.2 million and $21.1 million as of July 31, 2018 and 2017, respectively.
On May 29, 2018, the United States Internal Revenue Service (IRS) proposed an adjustment related to the Company’s foreign legal entity restructuring which was completed in fiscal 2015. The Company disagrees with the IRS proposal and believes their claims to be without merit. The Company will vigorously defend its position, beginning with an attempt to resolve these matters at the IRS Appellate level and through litigation if necessary.
The Company believes that it is remote that any adjustment necessary to the reserve for income taxes for the next 12-month period will be material. However, it is possible the ultimate resolution of audits or disputes may result in a material change to our reserve for income taxes, although the quantification of such potential adjustments cannot be made at this time.

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
To develop the assumption for the expected long-term rate of return on assets for its U.S. pension plans, the Company considered historical returns and future expected returns for each asset class, as well as the target asset allocation of the pension portfolio. The expected return on plan assets assumption for the plans outside the U.S. reflects the investment allocation and expected total portfolio returns specific to each plan and country. The Company utilized a 6.25% and 6.58% asset-based weighted average expected return on plan assets for its U.S. plans as of the measurement dates July 31, 2018 and 2017, respectively. The Company utilized a 4.08% and 4.19% asset-based weighted average expected return on plan assets for its non-U.S. plans for the years ended July 31, 2018 and 2017, respectively. The expected returns on plan assets are used to develop the following years' expense for the plans.
The Company’s objective in selecting a discount rate for its pension plans is to select the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date, taking into account the nature and duration of the benefit obligations of the plan. In making this best estimate, the Company looks at the rates of return on high-quality, fixed-income investments currently available, and expected to be available, during the period to maturity of the benefits. This process includes assessing the universe of bonds available on the measurement date with a quality rating of Aa or better. Similar appropriate benchmarks are used to determine the discount rate for the non-U.S. plans. The Company utilized a 4.43% and 3.94% weighted average discount rate for its U.S. plans for the years ended July 31, 2018 and 2017, respectively. The Company utilized a 2.43% and 2.40% weighted average discount rate for its non-U.S. plans for the years ended July 31, 2018 and 2017, respectively.
The Company utilizes a full yield curve approach to estimate service and interest costs for pension benefits by applying specific spot rates along the yield curve used to determine the benefit obligation of relevant projected cash outflows. This method provides a precise measurement of service and interest costs by aligning the timing of the plans' liability cash flows to the corresponding spot rate on the yield curve.
The Company’s net periodic benefit cost recognized in the Consolidated Statements of Earnings was $5.1 million, $3.3 million and $17.8 million for the years ended July 31, 2018, 2017 and 2016, respectively. While changes to the Company’s pension plan assumptions would not be expected to impact its net periodic benefit cost by a material amount, such changes could significantly impact the Company’s projected benefit obligation.
New Accounting Standards Not Yet Adopted
For new accounting standards not yet adopted, refer to Note 1 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.
Safe Harbor Statement under the Securities Reform Act of 1995
The Company, through its management, may make forward-looking statements reflecting the Company’s current views with respect to future events and expectations, such as forecasts, plans, trends and projections relating to the Company's business and financial performance. These forward-looking statements, which may be included in reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Part I, Item 1A, "Risk Factors" of this Annual Report, which could cause actual results to differ materially from historical results or those anticipated. The words or phrases “will likely result,” “are expected to,” “will continue,” “will allow,” “estimate,” “project,” “believe,” “expect,” “anticipate,” “forecast,” “plan” and similar expressions are intended to identify forward-looking statements within the meaning of Section 21e of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995 (PSLRA). In particular, the Company desires to take advantage of the protections of the PSLRA in connection with the forward-looking statements made in this Annual Report. All statements other than statements of historical fact are forward-looking statements. These statements do not guarantee future performance.
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. In addition, the Company wishes to advise readers that the factors listed in Part I, Item 1A, "Risk Factors" of this Annual Report, as well as other factors, could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed. These factors include, but are not limited to, economic and industrial conditions worldwide; the Company's ability to maintain competitive advantages; threats from disruptive innovation; pricing pressures; the Company's ability to protect and enforce its intellectual property; the difficulties in operating globally; customer concentration in certain cyclical industries; unavailable raw materials or material cost inflation; inability of operations to meet customer demand; difficulties with information technology systems and security; foreign currency fluctuations; governmental laws and regulations; litigation; changes in tax laws, regulations and results of examinations; the

Company's ability to attract and retain qualified personnel; changes in capital and credit markets; execution of the Company's acquisition strategy; the possibility of intangible asset impairment; the Company's ability to manage productivity improvements; unexpected events and the disruption on operations; the Company's ability to maintain an effective system of internal control over financial reporting and other factors included in Part I, Item 1A, "Risk Factors" of this Annual Report. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The Company’s market risk includes the potential loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. See further discussion of these market risks below.
Foreign currency exchange rates The Company manages foreign currency market risk from time to time through the use of a variety of financial and derivative instruments. The Company does not enter into any of these instruments for speculative trading purposes. Rather, the Company’s objective in managing these risks is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. The Company uses forward exchange contracts and other hedging activities to hedge the U.S. dollar value resulting from existing recognized foreign currency denominated asset and liability balances and also for anticipated foreign currency transactions. The Company also naturally hedges foreign currency through its production in the countries in which it sells its products.
During fiscal 2018, the U.S. dollar was generally weaker than in fiscal 2017 compared with many of the currencies of the foreign countries in which the Company operates. The overall weaker dollar had a positive impact on the Company’s international net sales results because the foreign denominated revenues translated into more U.S. dollars.
It is not possible to determine the exact impact of foreign currency translation changes. However, the direct effect on reported net sales and net earnings can be estimated. For the year ended July 31, 2018, the estimated impact of foreign currency translation resulted in an overall increase in reported net sales of $78.3 million and an increase in reported net earnings of approximately $10.4 million. Foreign currency translation had a positive impact to net sales and net earnings in many regions around the world.
The Company maintains significant assets and operations in Europe, Middle East, Africa, Asia Pacific and Latin America, resulting in exposure to foreign currency gains and losses. A portion of the Company’s foreign currency exposure is naturally hedged by incurring liabilities, including bank debt, denominated in the local currency in which the Company’s foreign subsidiaries are located.
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
Some products made by the Company in the U.S. are sold internationally. As a result, sales of such products are affected by the value of the U.S. dollar relative to other currencies. All else equal, any long-term strengthening of the U.S. dollar could depress these sales. Also, competitive conditions in the Company’s markets may limit its ability to increase product pricing in the face of adverse currency movements.
Interest rates The Company’s exposure to market risk for changes in interest rates relates primarily to debt obligations that are at variable rates, as well as the potential increase in fair value of long-term debt resulting from a potential decrease in interest rates. As of July 31, 2018, the Company’s financial liabilities with exposure to changes in interest rates consisted mainly of $217.4 million outstanding on the Company's revolving credit facility and term loan, ¥2.65 billion, or $23.8 million, of variable rate long-term debt and $28.2 million of short-term borrowings outstanding. Assuming a hypothetical increase of one-half percent in short-term interest rates, with all other variables remaining constant, interest expense would have increased $2.0 million and interest income would have increased $1.2 million in fiscal 2018. Interest rate changes would also affect the fair market value of fixed-rate debt. As of July 31, 2018, the estimated fair value of long-term debt with fixed interest rates was $263.3 million compared to its carrying value of $275.0 million. The fair value is estimated by discounting the projected cash flows using the rate that similar amounts of debt could currently be borrowed.
In addition, the Company is exposed to market risk for changes in interest rates for the impact to its qualified defined benefit pension plans. The plans' projected benefit obligation is inversely related to changes in interest rates. Consistent with published bond indices, in fiscal 2018 the Company increased its discount rate from 3.94% to 4.43% on its U.S. plans and increased its rates from 2.40% to 2.43% for its non-U.S. plans. To protect against declines in interest rates, the pension plans hold high-quality, long-duration bonds. The plans were underfunded by $1.9 million at July 31, 2018, since the projected benefit obligation exceeded the fair value of the plan assets.

Commodity prices The Company is exposed to market risk from fluctuating market prices of certain purchased commodity raw materials, including steel, filter media and petrochemical-based products including plastics, rubber and adhesives. On an ongoing basis, the Company enters into selective supply arrangements with certain of its suppliers that allow the Company to reduce volatility in its costs. The Company strives to recover or offset all material cost increases through selective price increases to its customers and the Company’s cost reduction initiatives, which include material substitution, process improvement and product redesigns. However, an increase in commodity prices could result in lower operating margins.

Item 8. Financial Statements and Supplementary Data
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2018. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control - Integrated Framework - version 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of July 31, 2018 based on criteria in Internal Control-Integrated Framework issued by the COSO. The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of July 31, 2018, as stated in its report, which appears herein.

/s/ Tod E. Carpenter	/s/ Scott J. Robinson

Tod E. Carpenter	Scott J. Robinson
Chairman, President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
October 1, 2018	October 1, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Donaldson Company, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Donaldson Company, Inc. and its subsidiaries as of July 31, 2018 and 2017, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended July 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of July 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
October 1, 2018

We have served as the Company’s auditor since 2002.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)

	Year ended July 31,
	2018	2017	2016
Net sales	$2,734.2	$2,371.9	$2,220.3
Cost of sales	1,798.7	1,548.8	1,465.5
Gross profit	935.5	823.1	754.8
Selling, general and administrative	495.6	439.8	425.1
Research and development	59.9	54.7	55.5
Operating income	380.0	328.6	274.2
Interest expense	21.3	19.5	20.7
Other income, net	(4.9)	(12.9)	(3.9)
Earnings before income taxes	363.6	322.0	257.4
Income taxes	183.3	89.2	66.6
Net earnings	$180.3	$232.8	$190.8

Weighted average shares – basic	130.3	132.6	133.8
Weighted average shares – diluted	132.2	134.1	134.8
Net earnings per share – basic	$1.38	$1.76	$1.43
Net earnings per share – diluted	$1.36	$1.74	$1.42

Dividends paid per share	$0.730	$0.700	$0.685

See Notes to Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year ended July 31,
	2018	2017	2016
Net earnings	$180.3	$232.8	$190.8
Other comprehensive income (loss):
Foreign currency translation (loss) income	(7.3)	30.5	(18.5)
Pension liability adjustment, net of deferred taxes of $(4.7), $(11.2) and $14.4, respectively	12.2	20.7	(25.2)
Gain (loss) on hedging derivatives, net of deferred taxes of $(1.1), $1.2 and $(0.1), respectively	2.3	(2.6)	0.1
Net other comprehensive income (loss)	7.2	48.6	(43.6)
Comprehensive income	$187.5	$281.4	$147.2

See Notes to Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	As of July 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$204.7	$308.4
Accounts receivable, less allowance of $8.3 and $8.7, respectively	534.6	497.7
Inventories, net	334.1	293.5
Prepaid expenses and other current assets	52.3	51.4
Total current assets	1,125.7	1,151.0
Property, plant and equipment, net	509.3	484.6
Goodwill	238.4	238.1
Intangible assets, net	35.6	40.6
Deferred income taxes	19.2	30.3
Other long-term assets	48.4	35.1
Total assets	$1,976.6	$1,979.7

Liabilities and shareholders' equity
Current liabilities:
Short-term borrowings	$28.2	$23.3
Current maturities of long-term debt	15.3	50.6
Trade accounts payable	201.3	194.0
Accrued employee compensation and related taxes	103.5	100.0
Accrued liabilities	34.5	31.1
Other current liabilities	86.6	85.1
Total current liabilities	469.4	484.1
Long-term debt	499.6	537.3
Non-current income taxes payable	105.3	21.1
Deferred income taxes	4.2	3.6
Other long-term liabilities	40.3	79.1
Total liabilities	1,118.8	1,125.2

Commitments and contingencies (Note 17)

Shareholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued	758.2	758.2
Retained earnings	1,122.1	1,041.2
Non-controlling interest	4.8	4.4
Stock compensation plans	21.3	15.7
Accumulated other comprehensive loss	(149.8)	(157.0)
Treasury stock, 22,871,145 and 21,037,353 shares, respectively, at cost	(898.8)	(808.0)
Total shareholders’ equity	857.8	854.5
Total liabilities and shareholders’ equity	$1,976.6	$1,979.7
See Notes to Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year ended July 31,
	2018	2017	2016
Operating Activities
Net earnings	$180.3	$232.8	$190.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	76.7	75.2	74.9
Equity in earnings of affiliates, net of distributions	(2.7)	(0.5)	(0.3)
Deferred income taxes	7.0	(10.6)	(3.3)
Stock-based compensation plan expense	16.7	9.1	7.3
Other, net	(27.6)	5.1	11.7
Changes in operating assets and liabilities, excluding effect of acquired businesses:
Accounts receivable	(41.7)	(31.8)	8.5
Inventories	(43.8)	(42.4)	29.1
Prepaid expenses and other current assets	3.6	12.8	0.8
Income taxes payable	87.9	8.5	2.8
Trade accounts payable and other accrued expenses	6.5	59.6	(31.0)
Net cash provided by operating activities	262.9	317.8	291.3
Investing Activities
Purchases of property, plant and equipment	(97.5)	(65.9)	(72.9)
Proceeds from sale of property, plant and equipment	1.6	2.4	2.2
Proceeds from sale of short-term investments	—	—	28.0
Acquisitions, net of cash acquired	0.5	(32.2)	(12.9)
Net cash used in investing activities	(95.4)	(95.7)	(55.6)
Financing Activities
Proceeds from long-term debt	197.7	—	9.6
Repayments of long-term debt	(272.4)	(81.7)	(1.4)
Change in short-term borrowings	6.0	129.2	(23.6)
Purchase of treasury stock	(122.0)	(140.4)	(84.3)
Dividends paid	(94.7)	(92.4)	(91.2)
Tax withholding for stock compensation transactions	(2.6)	(2.6)	(2.5)
Exercise of stock options	19.2	22.7	13.2
Net cash used in financing activities	(268.8)	(165.2)	(180.2)
Effect of exchange rate changes on cash	(2.4)	8.3	(2.2)
(Decrease) increase in cash and cash equivalents	(103.7)	65.2	53.3
Cash and cash equivalents, beginning of year	308.4	243.2	189.9
Cash and cash equivalents, end of year	$204.7	$308.4	$243.2

Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes	$82.6	$88.0	$67.8
Interest	$21.9	$19.9	$19.7

See Notes to Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In millions, except per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Stock Compensation Plans	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance July 31, 2015	$758.2	$—	$815.2	$3.9	$17.9	$(162.0)	$(654.5)	$778.7
Comprehensive income
Net earnings			190.8					190.8
Foreign currency translation						(18.5)		(18.5)
Pension liability adjustment, net of deferred taxes						(25.2)		(25.2)
Gain on hedging derivatives, net of deferred taxes						0.1		0.1
Comprehensive income								147.2
Treasury stock acquired							(84.3)	(84.3)
Stock options exercised		(1.4)	(14.7)				29.0	12.9
Stock compensation expense			6.6		0.3		0.4	7.3
Deferred stock and other activity		1.4	(1.3)	0.1	(1.5)		2.4	1.1
Dividends ($0.69 per share)			(91.5)					(91.5)
Balance July 31, 2016	758.2	—	905.1	4.0	16.7	(205.6)	(707.0)	771.4
Comprehensive income
Net earnings			232.8					232.8
Foreign currency translation						30.5		30.5
Pension liability adjustment, net of deferred taxes						20.7		20.7
Loss on hedging derivatives, net of deferred taxes						(2.6)		(2.6)
Comprehensive income								281.4
Treasury stock acquired							(140.4)	(140.4)
Stock options exercised		(3.4)	(10.2)				35.8	22.2
Stock compensation expense			7.7		0.9		0.5	9.1
Deferred stock and other activity		3.4	(1.6)	0.4	(1.9)		3.1	3.4
Dividends ($0.71 per share)			(92.6)					(92.6)
Balance July 31, 2017	758.2	—	1,041.2	4.4	15.7	(157.0)	(808.0)	854.5
Comprehensive income
Net earnings			180.3					180.3
Foreign currency translation						(7.3)		(7.3)
Pension liability adjustment, net of deferred taxes						12.2		12.2
Gain on hedging derivatives, net of deferred taxes						2.3		2.3
Comprehensive income								187.5
Treasury stock acquired							(122.0)	(122.0)
Stock options exercised			(9.3)				28.2	18.9
Stock compensation expense			8.7		7.5		0.5	16.7
Deferred stock and other activity			(3.1)	0.4	(1.9)		2.5	(2.1)
Dividends ($0.74 per share)			(95.7)					(95.7)
Balance July 31, 2018	$758.2	$—	$1,122.1	$4.8	$21.3	$(149.8)	$(898.8)	$857.8

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
Foreign Currency Translation For most foreign operations, local currencies are considered the functional currency. Assets and liabilities of non-U.S. dollar functional currency entities are translated to U.S. dollars at year-end exchange rates and the resulting gains and losses arising from the translation of net assets located outside the U.S. are recorded as a cumulative translation adjustment, a component of accumulated other comprehensive loss in the Consolidated Balance Sheets. Elements of the Consolidated Statements of Earnings are translated at average exchange rates in effect during the year. Foreign currency transaction losses are included in other income, net in the Consolidated Statements of Earnings and were $7.4 million, $4.0 million and $4.7 million in the years ended July 31, 2018, 2017 and 2016, respectively.
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
Inventories Inventories are stated at the lower of cost and net realizable value. U.S. inventories are valued using the last-in, first-out (LIFO) method while the non-U.S. inventories are valued using the first-in, first-out (FIFO) method. Inventories valued at LIFO were approximately 28.0% and 27.2% of total inventories at July 31, 2018 and 2017, respectively. For inventories valued under the LIFO method, the FIFO cost exceeded the LIFO carrying values by $38.2 million and $37.1 million at July 31, 2018 and 2017, respectively. Results of operations for all periods presented were not materially affected by the liquidation of LIFO inventory.
Property, Plant and Equipment Property, plant and equipment are stated at cost. Additions, improvements or major renewals are capitalized while expenditures that do not enhance or extend the asset’s useful life are charged to expense as incurred. Depreciation is computed using the straight-line method. Depreciation expense was $71.1 million, $68.8 million and $68.8 million in the years ended July 31, 2018, 2017 and 2016, respectively. The estimated useful lives of property, plant and equipment are ten to forty years for buildings, including building improvements, and three to ten years for machinery and equipment.
Internal-Use Software The Company capitalizes direct costs of materials and services used in the development and purchase of internal-use software. Amounts capitalized are amortized on a straight-line basis over a period of five to seven years and are reported as a component of property, plant and equipment.
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

Recoverability of Long-Lived Assets The Company reviews its long-lived assets, including identifiable intangibles, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the carrying value is reduced to the fair market value. The Company recorded an impairment charge of $2.9 million in fiscal 2016 for a partially completed facility in Xuzhou, China. There were no impairment charges recorded in fiscal 2018 or fiscal 2017.
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
Shipping and Handling Shipping and handling costs of $73.5 million, $61.4 million and $56.3 million are classified as a component of selling, general and administrative expenses for the years ended July 31, 2018, 2017 and 2016, respectively.
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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). This update simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 was effective for the Company beginning in the first quarter of fiscal 2018 and the guidance affecting the effective tax rate was adopted prospectively. The Consolidated Statements of Cash Flows is also presented retrospectively with the guidance of this new standard and, for the year ended July 31, 2017, resulted in an increase of $7.5 million to net cash provided by operating activities and a corresponding $7.5 million increase to net cash used in financing activities. For the year ended July 31, 2016, the impact was an increase of $5.2 million to net cash provided by operating activities and a corresponding $5.2 million increase to net cash used in financing activities.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) (ASU 2016-15). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for the Company beginning in fiscal 2019, and early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company adopted ASU 2016-15 in the first quarter of fiscal 2018 and it did not have an impact on its Consolidated Financial Statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16), which is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This update removes the current exception in GAAP prohibiting entities from recognizing current and deferred income tax expenses or benefits related to transfer of assets, other than inventory, within the consolidated entity. The current exception to defer the recognition of any tax impact on the transfer of inventory within the consolidated entity until it is sold to a third party remains unaffected. ASU 2016-16 is effective for the Company beginning in fiscal 2019, and early adoption is permitted. The Company adopted ASU 2016-16 in the first quarter of fiscal 2018 and it did not have an impact on its Consolidated Financial Statements.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718) (ASU 2017-09). The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for the Company beginning in fiscal 2019, and early adoption is permitted. The Company adopted ASU 2017-09 in the first quarter of fiscal 2018 and it did not have an impact on its Consolidated Financial Statements.
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
The Company has made the decision that it will adopt the standard using the modified retrospective method, applying the guidance to those contracts which were not completed as of July 31, 2018. A project team has been established, has conducted surveys of the businesses, performed revenue contract analyses to gather information and identified where potential differences result in applying the requirements of the new standard. This change will impact one set of contracts within the Engine Products segment in which Donaldson is deemed to be the principal under the new standard because the Company has control of the products prior to the sale of those products to the customer. For these contracts, the current practice of recognizing revenue on a net basis, in which the amount of net sales recorded is the net amount retained after paying product costs to suppliers, will change to recognizing revenue on a gross basis, in which the amount of net sales recorded is the gross amount received from the customer, with corresponding product costs recorded as cost of sales. This change will not result in a transition adjustment under the modified retrospective method of adoption since there is not an impact to the timing of revenue recognition, but the change to a gross basis of accounting for those contracts impacted will increase net sales and cost of sales on a prospective basis. The increase in net sales and cost of sales would have been $21.9 million for the year ended July 31, 2018 if the new revenue guidance would have been applied during that period. While the assessment is ongoing, the Company has not identified any material impact on its Consolidated Financial Statements, other than the change to gross accounting for the set of contracts described above.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), which amends the guidance requiring companies to recognize assets and liabilities for leases with lease terms of more than twelve months. The new guidance will require companies to record both capital and operating leases on the balance sheet. This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2020 on a modified retrospective basis. The Company is evaluating the impact of the adoption of ASU 2016-02 on its Consolidated Financial Statements.
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (ASU 2016-13). This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Financial instruments impacted include accounts receivable, trade receivables, other financial assets measured at amortized cost and other off-balance sheet credit exposures. The new guidance is effective for the Company beginning in the first quarter of fiscal 2021, with early adoption permitted. The Company is evaluating the effect of ASU 2016-13 on its Consolidated Financial Statements.
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
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715) (ASU 2017-07). The new guidance requires employers to disaggregate and present separately the current service cost component from the other components of net benefit cost within the consolidated statement of earnings. ASU 2017-07 is effective for the Company beginning in the first quarter of fiscal 2019. The adoption of this standard using the retrospective method will result in a reclassification of net benefit costs in its Consolidated Statements of Earnings, decreasing operating income while increasing other income, net. The amounts of the reclassification are anticipated to be approximately $3.0 million and $5.0 million for the years ended July 31, 2018 and 2017, respectively.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), which improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance. The guidance expands the ability to hedge non-financial and financial risk components, reduces complexity in fair value hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness, as well as eases certain hedge effectiveness assessment requirements. ASU 2017-12 is effective for the Company beginning in the first quarter of fiscal 2020, and early adoption is permitted. The Company does not expect the adoption of ASU 2017-12 will have a material impact on its Consolidated Financial Statements.
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
NOTE 2. Acquisitions
On May 1, 2017, the Company acquired 100% of the shares of Hy-Pro Corporation (Hy-Pro). Hy-Pro designs and manufactures filtration systems and replacement filters for stationary hydraulic and industrial lubrication applications. Hy-Pro has manufacturing locations in Anderson, Indiana and Vancouver, Washington. Total consideration for the transaction was $21.9 million after recording a working capital adjustment in accordance with the purchase agreement. The Company received cash of $0.8 million for this adjustment during fiscal 2018, which reduced the purchase price and goodwill by a corresponding amount.
On August 31, 2016, the Company acquired the net assets of Industrias Partmo S.A. (Partmo) in Colombia. Partmo is a leading manufacturer of replacement air, lube and fuel filters in Colombia for medium and heavy duty engines. The total consideration for the transaction was $12.1 million.

For the two acquisitions that occurred in fiscal 2017, the Company acquired $18.1 million of net tangible assets, $8.6 million of intangible assets that had estimated useful lives ranging from seven to twenty years at the time of acquisition and $7.3 million of goodwill.
On August 31, 2015, the Company acquired 100% of the shares of Engineered Products Company (EPC), a leading designer and manufacturer of indicators, gauges, switches and sensors for engine air and liquid filtration systems.
Pro forma financial information for these acquisitions have not been presented because they are not material to the Company's consolidated results of operations.
On September 11, 2018, the Company announced that it entered into an agreement to acquire 88% of the shares of BOFA International LTD (BOFA), headquartered in the United Kingdom, for approximately £79 million. The agreement also provides call and put options that, if exercised by either the Company or the sellers of BOFA, would obligate the Company to purchase the remaining 12% of the shares of BOFA at a price indexed to the performance of the acquired entity. BOFA designs, develops and manufactures fume extraction systems across a wide range of industrial air filtration applications and expects to generate sales of approximately $40 million in its current fiscal year. The acquisition will allow Donaldson to accelerate BOFA’s global growth in the fume collection business and add additional filtration technology to their products. The acquisition is expected to close in the first quarter of fiscal 2019, subject to customary closing conditions. Once the transaction is complete, Donaldson will report revenue from the acquisition of BOFA within the Industrial Products segment.
NOTE 3. Supplemental Balance Sheet Information
The components of net inventories are as follows (in millions):

	July 31,
	2018	2017
Raw materials	$128.7	$96.3
Work in process	27.4	19.7
Finished products	178.0	177.5
Inventories, net	$334.1	$293.5
The components of net property, plant and equipment are as follows (in millions):

	July 31,
	2018	2017
Land	$22.8	$20.6
Buildings	310.8	292.5
Machinery and equipment	769.1	742.9
Computer software	132.6	123.9
Construction in progress	64.4	48.9
Less: accumulated depreciation	(790.4)	(744.2)
Net property, plant and equipment	$509.3	$484.6
NOTE 4. Earnings Per Share
The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents related to stock options and stock incentive plans. Certain outstanding options are excluded from the diluted net earnings per share calculations because their exercise prices are greater than the average market price of the Company’s common stock during those periods. Options excluded from the diluted net earnings per share calculation were 0.1 million, 1.0 million and 3.2 million for the years ended July 31, 2018, 2017 and 2016, respectively.

The following table presents the information necessary to calculate basic and diluted earnings per share (in millions, except per share amounts):

	Year Ended July 31,
	2018	2017	2016
Net earnings for basic and diluted earnings per share computation	$180.3	$232.8	$190.8

Weighted average common shares outstanding:
Weighted average common shares – basic	130.3	132.6	133.8
Dilutive impact of share-based awards	1.9	1.5	1.0
Weighted average common shares – diluted	132.2	134.1	134.8

Net earnings per share – basic	$1.38	$1.76	$1.43
Net earnings per share – diluted	$1.36	$1.74	$1.42
NOTE 5. Goodwill and Other Intangible Assets
The Company has allocated goodwill to reporting units within its Engine Products and Industrial Products segments. During the years ended July 31, 2018 and 2017, the Company acquired Hy-Pro on May 1, 2017 and Partmo on August 31, 2016 and recorded goodwill for these transactions. See Note 2 for additional discussion of acquisitions. There was no disposition activity or impairment recorded during the years ended July 31, 2018 and 2017.
The following is a reconciliation of goodwill for the years ended July 31, 2018 and 2017 (in millions):

	Engine Products	Industrial Products	Total Goodwill
Balance as of July 31, 2016	$77.3	$152.0	$229.3
Goodwill acquired	6.7	—	6.7
Foreign exchange translation	0.3	1.8	2.1
Balance as of July 31, 2017	84.3	153.8	238.1
Goodwill acquired	0.6	—	0.6
Foreign exchange translation	—	(0.3)	(0.3)
Balance as of July 31, 2018	$84.9	$153.5	$238.4
The following is a reconciliation of net intangible asset classes for the years ended July 31, 2018 and 2017 (in millions):

Customer relationships and lists	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Balance as of July 31, 2016	$58.7	$(28.0)	$30.7
Intangibles acquired	4.0	—	4.0
Amortization expense	—	(4.1)	(4.1)
Foreign exchange translation	0.2	—	0.2
Balance as of July 31, 2017	62.9	(32.1)	30.8
Amortization expense	—	(3.9)	(3.9)
Foreign exchange translation	0.1	0.3	0.4
Balance as of July 31, 2018	$63.0	$(35.7)	$27.3

Patents, trademarks and technology	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Balance as of July 31, 2016	$38.1	$(30.3)	$7.8
Intangibles acquired	4.6	—	4.6
Amortization expense	—	(2.3)	(2.3)
Foreign exchange translation	1.0	(1.3)	(0.3)
Balance as of July 31, 2017	43.7	(33.9)	9.8
Amortization expense	—	(1.7)	(1.7)
Foreign exchange translation	—	0.2	0.2
Balance as of July 31, 2018	$43.7	$(35.4)	$8.3
As of July 31, 2018, customer relationships and lists had a weighted average remaining life of 10.9 years, and patents, trademarks and technology had a weighted average remaining life of 7.1 years.
Expected amortization expense relating to existing intangible assets is as follows (in millions):

Year Ending July 31,	Amount
2019	$5.2
2020	4.9
2021	4.7
2022	3.6
2023	2.7
Thereafter	14.5
Total expected amortization expense	$35.6
NOTE 6. Short-Term Borrowings
The Company has two uncommitted credit facilities in the U.S., which provide unsecured borrowings for general corporate purposes. There were no amounts outstanding at July 31, 2018 and $19.2 million was outstanding at July 31, 2017, and all borrowings that were outstanding on that date had maturities that were less than twelve months. At July 31, 2018 and 2017, there was $80.0 million and $45.7 million, respectively, available under these two credit facilities.
The Company has a €100.0 million (approximately $117.4 million at July 31, 2018) program for issuing treasury notes for raising short-term financing for its European operations. There was €24.0 million (approximately $28.2 million at July 31, 2018) outstanding under this program at July 31, 2018 and no amounts outstanding at July 31, 2017. The weighted average interest rate on these short-term borrowings outstanding at July 31, 2018 was 0.26%. Additionally, the Company’s European operations have lines of credit with an available limit of €39.9 million (approximately $46.8 million at July 31, 2018). There were no amounts outstanding at July 31, 2018 or 2017.
Other international subsidiaries may borrow under various credit facilities. There were no amounts outstanding under these credit facilities as of July 31, 2018 and $4.1 million was outstanding as of July 31, 2017. At July 31, 2018 and 2017, there was approximately $42.8 million and $39.8 million, respectively, available for use under these facilities.

NOTE 7. Long-Term Debt
Long-term debt consists of the following (in millions):

	July 31,
	2018	2017
5.48% Unsecured senior notes, interest payable semi-annually, principal payment of $25.0 million due September 28, 2017	$—	$25.0
5.48% Unsecured senior notes, interest payable semi-annually, principal payment of $25.0 million due November 30, 2017	—	25.0
3.72% Unsecured senior notes, interest payable semi-annually, principal payment of $125.0 million due March 27, 2024	125.0	125.0
2.93% Unsecured senior notes, interest payable semi-annually, principal payment of $25.0 million due April 16, 2025	25.0	25.0
3.18% Unsecured senior notes, interest payable semi-annually, principal payment of $125.0 million due June 17, 2030	125.0	125.0
Variable rate committed, unsecured $500.0 million revolving credit facility due July 21, 2022 and an interest rate of 1.62% as of July 31, 2018	167.4	190.0
Variable rate committed, unsecured $50.0 million term loan due July 21, 2020 and an interest rate of 3.33% as of July 31, 2018	50.0	50.0
Variable rate guaranteed senior note, interest payable quarterly, principal payment of ¥1.65 billion due May 19, 2019 and an interest rate of 0.41% as of July 31, 2018	14.8	15.0
Variable rate guaranteed senior note, interest payable quarterly, principal payment of ¥1.00 billion due July 15, 2021 and an interest rate of 0.27% as of July 31, 2018	9.0	9.0
Capitalized lease obligations, with various maturity dates and interest rates	0.6	1.1
Debt issuance costs	(1.9)	(2.2)
Subtotal	514.9	587.9
Less: current maturities	15.3	50.6
Total long-term debt	$499.6	$537.3
The estimated future maturities of the Company's long-term debt as of July 31, 2018, are as follows (in millions):

Year Ended July 31,	Amount
2019	$15.3
2020	49.6
2021	8.6
2022	167.0
2023	—
Thereafter	274.4
Total estimated future maturities	$514.9
The Company has a multi-currency revolving credit facility with a group of lenders. On July 21, 2017, the Company entered into an amended and restated credit agreement that increases the borrowing availability to $500.0 million and extends the maturity date of the credit facility to July 21, 2022. The credit facility also has an accordion feature that allows the Company to request an increase to the commitment under the facility by up to $250.0 million. At July 31, 2018 and 2017, $324.5 million and $299.5 million, respectively, was available for further borrowing under this facility. The amount available for further borrowing reflects the issued standby letters of credit, as discussed in Note 16, as issued standby letters of credit reduce the amounts available for borrowing under this facility. The credit facility also includes a $50.0 million term loan due July 21, 2020. Borrowings under the Company's amended revolving credit facility are automatically rolled over until the credit facility maturity date unless the agreement is terminated early or the Company is found to be in default.
Certain debt agreements, including the $500.0 million revolving credit facility, contain financial covenants related to interest coverage and leverage ratios. As of July 31, 2018, the Company was in compliance with all such covenants.

NOTE 8. Warranty
The Company estimates warranty expense on certain products at the time of sale. The following is a reconciliation of warranty reserves for the years ended July 31, 2018 and 2017 (in millions):

	Year Ended July 31,
	2018	2017
Balance at beginning of period	$14.6	$11.9
Accruals for warranties issued during the reporting period	8.3	4.7
Accruals related to pre-existing warranties (including changes in estimates)	0.1	3.6
Less settlements made during the period	(4.1)	(5.6)
Balance at end of period	$18.9	$14.6
There were no material specific warranty matters accrued for or significant settlements made during the years ended July 31, 2018 and 2017. The Company's warranty matters are not expected to have a material impact on the Company’s results of operations, liquidity or financial position.
NOTE 9. Restructuring Charges
The Company did not incur significant restructuring or impairment charges during fiscal 2018 or 2017. The Company incurred $16.1 million of restructuring changes in fiscal 2016 with $10.4 million recorded in operating expenses and the remaining $5.7 million recorded in cost of sales. The Engine Products segment incurred $8.8 million and the Industrial Products segment incurred $7.3 million of the restructuring charges for fiscal 2016. The charges consisted of one-time termination benefits from restructuring salaried and production workforce in all geographic regions. As the Company’s restructuring actions were mainly incurred and paid in the same period, there was no material liability balance as of either of the periods presented.
NOTE 10. Stock-Based Compensation
The 2010 Master Stock Incentive Plan (the Plan) allows for the granting of nonqualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards. Options under the Plan are granted to key employees whereby the option exercise price is equivalent to the market price of the Company's common stock at the date of grant. Options are generally exercisable for up to 10 years from the date of grant and vest in equal increments over three years. For the years ended July 31, 2018, 2017 and 2016, the Company recorded pretax stock-based compensation expense associated with stock options of $8.1 million, $7.5 million and $6.7 million, respectively. The Company also recorded tax benefits associated with this compensation expense of $1.9 million, $2.2 million and $2.1 million for the years ended July 31, 2018, 2017 and 2016, respectively.
The Plan also allows for the granting of performance-based awards to a limited number of key executives. As administered by the Human Resources Committee of the Company’s Board of Directors, these performance-based awards are payable in common stock and are based on a formula that measures performance of the Company over a three-year period. Performance-based award expense under these plans totaled $7.5 million, $0.9 million and $0.3 million in the years ended July 31, 2018, 2017 and 2016, respectively.
Stock-based employee compensation expense is recognized using the fair-value method for all awards. The Company determined the fair value of these awards using the Black-Scholes option pricing model with the following assumptions:

	Year Ended July 31,
	2018	2017	2016
Risk-free interest rate	2.0 - 2.9%	2.5 - 2.6%	1.6 - 2.3%
Expected volatility	18.2 - 20.6%	20.8 - 24.1%	21.8 - 25.9%
Expected dividend yield	1.6%	1.7%	1.7%

Expected life:
Director and officer grants	8 years	8 years	8 years
Non-officer original grants	7 years	7 years	7 years
The weighted average fair value for options granted during the years ended July 31, 2018, 2017 and 2016 was $9.29, $10.09 and $7.10 per share, respectively, using the Black-Scholes pricing model.

The following table summarizes stock option activity for the years ended July 31, 2018, 2017 and 2016:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at July 31, 2015	7,191,442	$29.38
Granted	969,450	28.19
Exercised	(916,789)	19.39
Canceled	(421,713)	36.95
Outstanding at July 31, 2016	6,822,390	30.09
Granted	888,500	42.65
Exercised	(978,193)	24.04
Canceled	(47,146)	36.51
Outstanding at July 31, 2017	6,685,551	32.60
Granted	881,050	45.70
Exercised	(738,635)	26.47
Canceled	(42,154)	39.52
Outstanding at July 31, 2018	6,785,812	34.93
The total intrinsic value of options exercised during the years ended July 31, 2018, 2017 and 2016 was $16.0 million, $18.3 million and $11.6 million, respectively.
The number of shares reserved at July 31, 2018 for outstanding options and future grants was 8,899,574. Shares reserved consist of shares available for grant plus all outstanding options.
The following table summarizes information concerning outstanding and exercisable options as of July 31, 2018:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 to $27.69	892,599	1.1	$19.83	892,599	$19.83
$27.70 to $32.69	1,464,785	5.3	28.58	1,164,643	28.68
$32.70 to $37.69	1,345,832	4.0	34.43	1,344,999	34.43
$37.70 to $42.69	1,363,651	6.2	40.36	1,276,451	40.23
$40.70 and above	1,718,945	8.6	44.25	365,804	42.84
	6,785,812	5.5	34.93	5,044,496	32.60
At July 31, 2018, the aggregate intrinsic value of shares outstanding and exercisable was $86.8 million and $76.2 million, respectively.
The following table summarizes the status of options that contain vesting provisions:

	Options	Weighted Average Grant Date Fair Value
Non-vested at July 31, 2017	1,780,525	$9.06
Granted	881,050	9.29
Vested	(880,939)	9.05
Canceled	(39,320)	8.41
Non-vested at July 31, 2018	1,741,316	9.20
The total fair value of options vested during years ended July 31, 2018, 2017 and 2016, was $42.0 million, $39.6 million and $30.0 million, respectively.
As of July 31, 2018, there was $7.2 million of total unrecognized compensation expense related to non-vested stock options granted under the Plan. This unvested expense is expected to be recognized during fiscal years 2019, 2020 and 2021.

NOTE 11. Employee Benefit Plans
Defined Benefit Pension Plans
The Company and certain of its international subsidiaries have defined benefit pension plans for many of their hourly and salaried employees. There are two types of U.S. plans. The first type of U.S. plan (Hourly Pension Plan) is a traditional defined benefit pension plan for union production employees. The second plan (Salaried Pension Plan) is for some salaried and non-union production employees that provides defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit comprised of a percentage of current salary that varies with years of service, interest credits and transition credits. The Company no longer allows entrants into the U.S. Salaried Pension Plan and the employees no longer accrue Company contribution credits under the plan. Instead, eligible employees receive a 3% annual Company retirement contribution to their 401(k) in addition to the Company's normal 401(k) match. The non-U.S. plans generally provide pension benefits based on years of service and compensation level.
Net periodic pension costs and amounts recognized in other comprehensive (income) loss for the Company’s pension plans include the following components (in millions):

	Year Ended July 31,
	2018	2017	2016
Service cost	$8.1	$8.3	$18.4
Interest cost	14.8	13.5	18.9
Expected return on assets	(26.2)	(26.4)	(28.8)
Prior service cost and transition amortization	0.3	0.6	0.8
Actuarial loss amortization	4.6	7.3	8.5
Settlement loss	3.5	—	—
Net periodic benefit costs	5.1	3.3	17.8
Other changes recognized in other comprehensive (income) loss:
Net actuarial (gain) loss	(7.2)	(21.7)	53.6
Amortization of asset obligations	(0.2)	(0.2)	(0.4)
Amortization of prior service cost	(0.1)	(0.4)	(0.4)
Amortization of net actuarial loss	(8.1)	(7.3)	(8.5)
Total recognized in other comprehensive (income) loss	(15.6)	(29.6)	44.3
Total recognized in net periodic benefit costs and other comprehensive (income) loss	$(10.5)	$(26.3)	$62.1

The changes in projected benefit obligations, fair value of plan assets and funded status of the Company’s pension plans for the years ended July 31, 2018 and 2017 are summarized as follows (in millions):

	Year Ended July 31,
	2018	2017
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$515.1	$537.3
Service cost	8.1	8.3
Interest cost	14.8	13.5
Participant contributions	0.8	0.8
Actuarial (gain) loss	(16.9)	(22.3)
Currency exchange rates	0.5	2.7
Settlement	(17.7)	—
Benefits paid	(16.5)	(25.2)
Projected benefit obligation, end of year	$488.2	$515.1
Change in fair value of plan assets:
Fair value of plan assets, beginning of year	$465.1	$455.5
Actual return on plan assets	16.5	28.4
Company contributions	37.6	3.1
Participant contributions	0.8	0.8
Currency exchange rates	0.5	2.5
Settlement	(17.7)	—
Benefits paid	(16.5)	(25.2)
Fair value of plan assets, end of year	$486.3	$465.1
Funded status:
Projected benefit obligation in excess of plan assets at end of fiscal year	$(1.9)	$(50.0)

Amounts recognized on the Consolidated Balance Sheets consist of:
Other long-term assets	$16.2	$5.7
Other current liabilities	(1.5)	(1.6)
Other long-term liabilities	(16.6)	(54.1)
Net recognized liability	$(1.9)	$(50.0)
The net underfunded status of $1.9 million and $50.0 million at July 31, 2018 and 2017, respectively, is recognized in the accompanying Consolidated Balance Sheets. The pension-related accumulated other comprehensive loss at July 31, 2018 and 2017 (prior to the consideration of income taxes) was $130.8 million and $147.7 million, respectively, and consisted primarily of unrecognized actuarial losses. The loss expected to be recognized in net periodic pension expense during the year ending July 31, 2019 is $4.5 million. The accumulated benefit obligation for all defined benefit pension plans was $469.3 million and $495.3 million at July 31, 2018 and 2017, respectively.
The projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $68.4 million and $50.3 million, respectively, as of July 31, 2018, and $416.8 million and $361.1 million, respectively, as of July 31, 2017.
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $18.7 million, $16.9 million and $6.2 million, respectively, as of July 31, 2018 and $360.4 million, $360.1 million and $311.0 million, respectively, as of July 31, 2017.

Assumptions
The weighted-average discount rate and rates of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation are as follows:

Projected Benefit Obligation	Year Ended July 31,
Weighted average actuarial assumptions	2018	2017
All U.S. plans:
Discount rate	4.43%	3.94%
Non-U.S. plans:
Discount rate	2.43%	2.40%
Rate of compensation increase	2.69%	2.70%
The weighted-average discount rates, expected returns on plan assets and rates of increase in future compensation levels used to determine the net periodic benefit cost are as follows:

Net Periodic Benefit Cost	Year Ended July 31,
Weighted average actuarial assumptions	2018	2017	2016
All U.S. plans:
Discount rate	3.94%	3.65%	4.33%
Expected return on plan assets	6.58%	6.90%	6.99%
Rate of compensation increase	N/A	2.56%	2.56%
Non-U.S. plans:
Discount rate	2.40%	2.08%	3.14%
Expected return on plan assets	4.19%	3.93%	4.83%
Rate of compensation increase	2.70%	2.69%	2.68%
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
The Company utilizes a full yield curve approach to estimate service and interest costs by applying specific spot rates along the yield curve used to determine the benefit obligation of relevant projected cash outflows. This method provides a precise measurement of service and interest costs by aligning the timing of the plans' liability cash flows to the corresponding spot rate on the yield curve.
Expected Long-Term Rate of Return To develop the expected long-term rate of return on assets assumption, the Company considers the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation for each plan. Based on portfolio performance, as of the measurement date of July 31, 2018, the Company's long-term rate of return for the U.S. and non-U.S. pension plans is an asset-based weighted average of 6.25% and 4.08%, respectively. The expected long-term rate of return on assets shown in the pension benefit disclosure for U.S. and non-U.S. plans is an asset-based weighted average of all plans for each category.

Fair Value of Plan Assets
The estimated fair value of U.S. pension plan assets and their respective levels in the fair value hierarchy at July 31, 2018 and 2017 by asset category are as follows (in millions):

	U.S Pension Plans
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured Using NAV Per Share as Practical Expedient	Total
July 31, 2018
Cash and cash equivalents	$4.7	$0.3	$—	$—	$5.0
Global equity securities	82.4	—	—	31.0	113.4
Fixed income securities	72.5	81.0	—	—	153.5
Private equity and other funds	—	—	—	53.7	53.7
Real asset funds	—	—	—	5.3	5.3
Total U.S. assets	$159.6	$81.3	$—	$90.0	$330.9

July 31, 2017
Cash and cash equivalents	$1.8	$3.7	$—	$—	$5.5
Global equity securities	60.9	—	—	49.9	110.8
Fixed income securities	34.9	82.5	—	—	117.4
Private equity and other funds	—	—	—	65.0	65.0
Real asset funds	—	—	—	5.3	5.3
Total U.S. assets	$97.6	$86.2	$—	$120.2	$304.0
Global equity securities consists primarily of publicly traded U.S. and non-U.S. equities, mutual funds and collective investment trusts. Publicly traded equities and index funds are valued at the closing price reported in the active market in which the individual securities are traded.
Fixed income securities consists primarily of investment and non-investment grade debt securities and debt securities issued by the U.S. Treasury. Government, corporate and other bonds and notes are valued at the closing price reported if traded on an active market or at yields currently available on comparable securities of issuers with similar credit ratings.
Private equity and other funds consists primarily of equity private placement funds, private equity investments and alternative fixed income-like investments. Private equity consists of interests in partnerships that invest in U.S. and non-U.S. equity and debt securities. This may include a diversified mix of partnership interests including buyouts, restructured/distressed debt, growth equity, mezzanine/subordinated debt, real estate, special situation partnerships and venture capital investments. Alternative fixed income-like investments consist primarily of private partnership interests in hedge funds of funds. Interests in these funds are valued at the net asset value (NAV) per share, which is a practical expedient for measuring fair value and thus not classified in the fair value hierarchy. The NAV is determined by the administrator custodian of the fund based on the fair value of the underlying assets owned by the fund less its liabilities then divided by the number of units outstanding.
Real assets funds consists of funds and interests in partnerships that invest in private real estate, commodities and timber investments. Interests in partnerships are valued using the NAV from the most recent partnership statement, updated for any subsequent partnership interests’ cash flows.

The estimated fair values of non-U.S. pension plan assets and their respective levels in the fair value hierarchy at July 31, 2018 and 2017 by asset category are as follows (in millions):

	Non-U.S. Pension Plans
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
July 31, 2018
Cash and cash equivalents	$0.6	$—	$—	$0.6
Global equity securities	78.8	—	—	78.8
Fixed income securities	11.3	—	—	11.3
Investment funds	—	36.1	—	36.1
Insurance contracts	—	—	28.6	28.6
Total Non-U.S. assets	$90.7	$36.1	$28.6	$155.4

July 31, 2017
Cash and cash equivalents	$0.9	$—	$—	$0.9
Global equity securities	79.7	—	—	79.7
Fixed income securities	11.9	—	—	11.9
Investment funds	—	34.3	—	34.3
Insurance contracts	—	—	34.3	34.3
Total Non-U.S. assets	$92.5	$34.3	$34.3	$161.1
Global equity securities consists of publicly traded diversified growth funds invested across a broad range of traditional and alternative asset classes that may include, but are not limited to: equities, investment grade and high yield bonds, property, private equity, infrastructure, commodities and currencies. They may invest directly or hold up to 100% of the fund in other collective investment vehicles and may use exchange traded and over-the-counter financial derivatives, such as currency forwards or futures, for both investment as well as hedging purposes. Publicly traded equities and funds are valued at the closing price reported in the active market in which the individual securities are traded.
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
Investment funds consists of liability driven investment funds that may hold a range of low-risk hedging instruments including but not limited to government and corporate bonds, interest rate and inflation swaps, physical inflation-linked and nominal gilts, synthetic gilts, cash and money market instruments. The investment funds are valued at the closing price reported if traded on an active market or at yields currently available on comparable securities of issuers with similar credit ratings.
Insurance contracts are individual contracts whereby an insurance company offers a guaranteed minimum interest return. The Company does not have any influence on the investment decisions made by the insurer. European insurers, in general, are strictly regulated by an external control mechanism and have to invest for their guaranteed interest products within certain boundaries. Typically they have a strategic asset allocation with 80% to 90% fixed income products and 10% to 20% equity type products (including real estate).

The following table summarizes the changes in the fair values of the non-U.S. pension plans’ Level 3 assets for the years ended July 31, 2018, 2017 and 2016 (in millions):

Non-U.S. Pension Plans
Ending balance at July 31, 2015	$28.2
Unrealized gains	2.7
Foreign currency exchange	0.3
Purchases	2.7
Sales	(2.1)
Ending balance at July 31, 2016	$31.8
Unrealized gains	1.2
Foreign currency exchange	1.7
Purchases	1.0
Sales	(1.4)
Ending balance at July 31, 2017	$34.3
Unrealized losses	(4.0)
Foreign currency exchange	0.2
Purchases	0.5
Sales	(2.4)
Ending balance at July 31, 2018	$28.6
Investment Policies and Strategies
For the Company’s U.S. pension plans, the Company uses a total return investment approach to achieve a long-term return on plan assets, with what the Company believes to be a prudent level of risk for the purpose of meeting its retirement income commitments to employees. The plans’ investments are diversified to assist in managing risk. During the year ended July 31, 2018, the Company’s asset allocation guidelines targeted an allocation of 37% exposure to global equities, 60% exposure to fixed income, 2% real assets and 1% cash and cash equivalents for the Salaried Pension Plan and 40% exposure to global equities, 57% exposure to fixed income, 2% real assets and 1% cash and cash equivalents for the Hourly Pension Plan. The targeted percentages are inclusive of private equity and other fund vehicles. These target allocation guidelines are determined in consultation with the Company’s investment consultant and through the use of modeling the risk/return trade-offs among asset classes utilizing assumptions about expected annual return, expected volatility/standard deviation of returns and expected correlations with other asset classes.
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
Estimated Contributions and Future Payments
The Company’s general funding policy is to make at least the minimum required contributions as required by applicable regulations, plus any additional amounts that it determines to be appropriate. The Company made required contributions of $1.6 million to its non-qualified U.S. pension plans during the year ended July 31, 2018 and estimates that it will contribute approximately $1.4 million for the year ended July 31, 2019. The estimated minimum funding requirement for the Company’s qualified U.S. plans for the year ending July 31, 2019 is $3.1 million. In accordance with the Pension Protection Act of 2006, this contribution obligation may be met with existing credit balances that resulted from payments above the minimum obligation in prior years. The Company has sufficient credit balances to meet the minimum obligation for the plan year ended July 31, 2019 of its U.S. pension plans. During the year ended July 31, 2018, the Company made discretionary contributions of $35.0 million to the U.S. pension plans that were designated for the plan year ended July 31, 2017. The Company made contributions of $1.0 million to its non-U.S. pension plans during the year ended July 31, 2018 and estimates that it will contribute approximately $1.3 million in the year ended July 31, 2019 based upon the local government prescribed funding requirements. Future estimates of the Company’s pension plan contributions may change significantly depending on the actual rate of return on plan assets, discount rates and regulatory requirements.

The estimated future benefit payments for the Company’s U.S. and non-U.S. plans are as follows (in millions):

Year Ending July 31,	Estimated Future Benefit Payments
2019	$29.7
2020	26.9
2021	28.2
2022	27.0
2023	27.3
2024-2028	141.6
Retirement Savings and Employee Stock Ownership Plan
The Company provides a contributory employee savings plan to U.S. employees that permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. For eligible employees, employee contributions of up to 50% of compensation are matched at a rate equaling 100% of the first 3% contributed and 50% of the next 2% contributed. In addition, the Company contributes 3% of compensation annually for eligible employees. Total contribution expense for these plans was $22.1 million, $20.1 million and $8.2 million for the years ended July 31, 2018, 2017 and 2016, respectively. This plan also includes shares from an Employee Stock Ownership Plan (ESOP). As of July 31, 2018, all shares of the ESOP have been allocated to participants. Total ESOP shares are considered to be shares outstanding for diluted earnings per share calculations.
Deferred Compensation and Other Benefit Plans
The Company provides various deferred compensation and other benefit plans to certain executives. The deferred compensation plan allows these employees to defer the receipt of all of their bonus and other stock-related compensation and up to 75% of their salary to future periods. Other benefit plans are provided to supplement the benefits for a select group of highly compensated individuals that are reduced because of compensation limitations set by the Internal Revenue Code. The Company has recorded a liability of $5.7 million and $6.5 million as of July 31, 2018 and 2017, respectively, related primarily to its deferred compensation plans.
NOTE 12. Income Taxes
The components of earnings before income taxes are as follows (in millions):

	Year Ended July 31,
	2018	2017	2016
Earnings before income taxes:
United States	$103.2	$109.8	$90.7
Foreign	260.4	212.2	166.7
Total	$363.6	$322.0	$257.4

The components of the provision for income taxes are as follows (in millions):

	Year Ended July 31,
	2018	2017	2016
Income tax provision (benefit):
Current
Federal	$100.0	$38.9	$19.9
State	5.3	4.3	3.1
Foreign	71.0	56.6	46.9
	176.3	99.8	69.9
Deferred
Federal	6.5	(7.7)	(0.3)
State	0.2	(0.4)	(0.2)
Foreign	0.3	(2.5)	(2.8)
	7.0	(10.6)	(3.3)
Total	$183.3	$89.2	$66.6

The following table reconciles the U.S. statutory income tax rate with the effective income tax rate:

	Year Ended July 31,
	2018	2017	2016
Statutory U.S. federal rate	26.9%	35.0%	35.0%
State income taxes	0.9%	0.9%	0.8%
Foreign operations	1.7%	(8.3)%	(8.1)%
Export, manufacturing and research credits	(1.0)%	(1.1)%	(1.6)%
Change in unrecognized tax benefits	(0.3)%	1.0%	(1.0)%
Tax benefits on stock-based compensation	(1.2)%	—%	—%
Impact of U.S. Tax Cuts and Jobs Act	23.2%	—%	—%
Other	0.2%	0.2%	0.8%
Effective income tax rate	50.4%	27.7%	25.9%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows (in millions):

	July 31,
	2018	2017
Deferred tax assets:
Accrued expenses	$13.2	$16.5
Compensation and retirement plans	29.6	56.2
NOL and tax credit carryforwards	7.2	8.5
LIFO and inventory reserves	2.3	3.0
Other	3.6	6.9
Gross deferred tax assets	55.9	91.1
Valuation allowance	(6.2)	(5.2)
Deferred tax assets, net of valuation allowance	49.7	85.9
Deferred tax liabilities:
Depreciation and amortization	(33.6)	(58.8)
Other	(1.1)	(0.4)
Deferred tax liabilities	(34.7)	(59.2)
Net deferred tax asset	$15.0	$26.7

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (TCJA) was enacted into law. The TCJA significantly reforms the Internal Revenue Code of 1986, including but not limited to reducing the U.S. federal corporate income tax rate from 35 percent to 21 percent and moving toward a territorial tax system with a one-time transition tax imposed on previously unremitted foreign earnings and profits.
On December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (SAB 118) that includes additional guidance allowing companies to use a measurement period that should not extend beyond one year from the TCJA enactment date to account for the impacts of the law in their financial statements. The Company has accounted for certain income tax effects of the TCJA to the extent a reasonable estimate could be made during the year ended July 31, 2018.
The most significant impacts of the enacted legislation for the Company’s current fiscal year include lowering of the U.S. federal corporate income tax rate, the one-time transition tax on the deemed repatriation of certain foreign earnings and the re-measurement of the Company’s net deferred tax assets to reflect their value at the reduced tax rate. The Company’s U.S. federal statutory tax rate was a blended rate of 26.9 percent for fiscal 2018 and will be 21.0 percent for fiscal 2019.
The Company recorded a discrete tax charge of $111.7 million during the year ended July 31, 2018 for the one-time transition tax on deemed repatriated earnings of its non-U.S. subsidiaries. This was partially offset by a tax benefit of approximately $17.2 million related to a dividends received deduction for certain foreign tax credits included in the transition tax calculation. This charge is inclusive of U.S. state income tax on the portion of the earnings expected to be repatriated. The one-time transition tax is based on the Company’s post-1986 earnings and profits not previously subject to U.S. taxation. The transition tax is payable over an eight-year period, and the portion not due within 12 months of July 31, 2018, which amount is $85.1 million, is classified within non-current income taxes payable in the Consolidated Balance Sheet as of July 31, 2018.
Deferred tax assets and liabilities are recorded based on the rates at which they are expected to reverse in the future. At July 31, 2018, U.S. deferred tax assets and liabilities were recorded at the reduced U.S. federal tax rate of 21%. The Company recorded a net tax benefit of $2.1 million during the year ended July 31, 2018, reflecting $2.8 million of tax benefits for the re-measurement of its net deferred tax assets at the enacted tax rate, partially offset by a reduction in manufacturing incentive credits.
Additionally, the Company recorded a net tax benefit of $8.2 million related to TCJA-based global cash optimization initiatives, which also included a $3.4 million benefit related to a dividends received deduction. The total dividends received deduction benefit of $20.6 million was based on the Company’s assessment of the treatment of such amount under the applicable provisions of the TCJA as currently written and enacted. If, in the future, Congress or the Department of Treasury provides legislative or regulatory updates, this could change the Company’s assessment of the benefit associated with the dividends received deduction, and the Company may be required to recognize additional tax expense up to the full amount of the $20.6 million in the period such updates are issued.
Although the Company believes it has made reasonable estimates in accounting for the impacts of the TCJA, these tax charges and benefits are provisional, as the Company is still analyzing certain aspects of the legislation and refining calculations as information becomes available during the measurement period as allowed by SAB 118. The accounting for the income tax effects of the TCJA is expected to be completed during the second quarter of fiscal 2019 and any future adjustments will be recognized as discrete income tax expense or benefit in the period the adjustments are determined.
The TCJA also adds many new provisions that do not apply to the Company until fiscal 2019, including the deduction for executive compensation and interest expense, a tax on global intangible low-taxed income, the base erosion anti-abuse tax and a deduction for foreign-derived intangible income. The Company has not made any adjustments in its financial statements related to these new provisions during the year ended July 31, 2018 and continues to evaluate the future impact of these provisions.
The TCJA moves toward a territorial tax system through the provision of a 100% dividends received deduction for the foreign-source portions of dividends received from controlled foreign subsidiaries. As a result, the Company is in the process of evaluating its indefinite reinvestment assertions with regard to unremitted earnings for certain of its foreign subsidiaries. As part of this evaluation, the Company will consider estimated global working capital levels, capital investment requirements and the potential tax liabilities that would be incurred if the foreign subsidiaries distribute cash to the U.S. parent and make a determination in the SAB 118 measurement period as to whether earnings of these subsidiaries remain permanently invested or not. If the Company determines that a subsidiary should no longer remain subject to the indefinite reinvestment assertion, additional tax charges will be accrued, including but not limited to state income taxes, withholding taxes and other relevant foreign taxes in the period the conclusion is determined. As of July 31, 2018, the total undistributed earnings of the Company’s non-U.S. subsidiaries is approximately $1.0 billion. The Company has determined that the vast majority of these earnings are no longer subject to the indefinite reinvestment assertion and has recorded an immaterial provisional estimate of the withholding taxes due on the repatriation of those earnings. The unrecognized deferred tax liability on the portion of the undistributed earnings considered indefinitely reinvested is not material. The Company will continue to evaluate its global cash needs and opportunities to repatriate cash as part of an effort to more precisely compute this tax impact.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

	Year Ended July 31,
	2018	2017	2016
Gross unrecognized tax benefits at beginning of fiscal year	$18.8	$15.7	$18.2
Additions for tax positions of the current year	4.4	3.9	3.4
Additions for tax positions of prior years	0.2	0.1	0.1
Reductions for tax positions of prior years	(3.1)	(0.1)	(4.9)
Settlements	(0.4)	0.3	(0.1)
Reductions due to lapse of applicable statute of limitations	(1.4)	(1.1)	(1.0)
Gross unrecognized tax benefits at end of fiscal year	$18.5	$18.8	$15.7
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the year ended July 31, 2018, the Company recognized interest expense, net of tax benefit, of approximately $0.4 million. At July 31, 2018 and 2017, accrued interest and penalties on a gross basis were $1.7 million and $2.3 million, respectively. If the Company were to prevail on all unrecognized tax benefits recorded, substantially all of the unrecognized tax benefits would benefit the effective tax rate. With an average statute of limitations of approximately five years, up to $1.8 million of the unrecognized tax benefits could potentially expire in the next 12-month period, unless extended by an audit.
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
The Company believes that it is remote that any adjustment necessary to the reserve for income taxes over the next 12-month period will be material. However, it is possible the ultimate resolution of audits or disputes may result in a material change to our reserve for income taxes, although the quantification of such potential adjustments cannot be made at this time.
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

At July 31, 2018 and 2017, the carrying values of cash and cash equivalents, accounts receivables, short-term borrowings and trade accounts payable approximate fair value because of the short-term nature of these instruments. As of July 31, 2018, the estimated fair value of long-term debt with fixed interest rates was $263.3 million compared to its carrying value of $275.0 million. As of July 31, 2017, the estimated fair value of long-term debt with fixed interest rates was $330.6 million compared to its carrying value of $325.0 million. The fair value is estimated by discounting the projected cash flows using the rate that similar amounts of debt could currently be borrowed. Long-term debt would be classified as Level 2 in the fair value hierarchy. The carrying values of long-term debt with variable interest rates approximate fair value.
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

The following summarizes the Company’s fair value of outstanding foreign exchange derivative contracts at July 31, 2018 and 2017, included in the accompanying Consolidated Balance Sheets (in millions):

	Significant Other Observable Inputs (Level 2)
	July 31,
	2018	2017
Assets
Prepaids and other current assets
Foreign exchange contracts	$0.7	$2.1
Liabilities
Other current liabilities
Foreign exchange contracts	(1.0)	(5.5)
Forward exchange contracts - net liability position	$(0.3)	$(3.4)
The Company holds equity method investments, which are classified in other long-term assets in the accompanying Consolidated Balance Sheets. The aggregate carrying amount of these investments was $21.7 million and $19.0 million as of July 31, 2018 and 2017, respectively. These equity method investments are measured at fair value on a nonrecurring basis. The fair value of the Company’s equity method investments has not been estimated as there have been no identified events or changes in circumstance that would have had an adverse impact on the value of these investments. In the event that these investments were required to be measured, these investments would fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value, as the investments are in privately-held entities.
NOTE 14. Shareholders’ Equity
Treasury Stock The Company's Board of Directors authorized the repurchase of up to 14.0 million shares of common stock under the Company’s stock repurchase plan. This repurchase authorization is effective until terminated by the Board of Directors. During the year ended July 31, 2018, the Company repurchased 2.6 million shares for $122.0 million. During the year ended July 31, 2017, the Company repurchased 3.3 million shares for $140.4 million. As of July 31, 2018, the Company had remaining authorization to repurchase 4.5 million shares under this plan. Treasury stock activity for the years ended July 31, 2018 and 2017 is summarized as follows:

	Year Ended July 31,
	2018	2017
Beginning balance	21,037,353	18,750,503
Stock repurchases	2,642,690	3,330,357
Net issuance upon exercise of stock options	(723,677)	(944,556)
Issuance under compensation plans	(78,304)	(91,817)
Other activity	(6,917)	(7,134)
Ending balance	22,871,145	21,037,353

NOTE 15. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component for the years ended July 31, 2018 and 2017 are as follows (in millions):

	Foreign currency translation adjustment	Pension benefits		Derivative financial instruments		Total
Balance as of July 31, 2017, net of tax	$(58.8)	$(95.1)		$(3.1)		$(157.0)
Other comprehensive (loss) income before reclassifications and tax	(7.3)	11.4		3.2		7.3
Tax expense	—	(3.0)		(1.1)		(4.1)
Other comprehensive (loss) income before reclassifications, net of tax	(7.3)	8.4		2.1		3.2
Reclassifications, before tax	—	5.5		0.2		5.7
Tax expense	—	(1.7)		—		(1.7)
Reclassifications, net of tax	—	3.8	(2)	0.2	(1)	4.0
Other comprehensive (loss) income, net of tax	(7.3)	12.2		2.3		7.2
Balance as of July 31, 2018, net of tax	$(66.1)	$(82.9)		$(0.8)		$(149.8)

Balance as of July 31, 2016, net of tax	$(89.3)	$(115.8)		$(0.5)		$(205.6)
Other comprehensive income (loss) before reclassifications and tax	30.5	24.8		(2.4)		52.9
Tax (expense) benefit	—	(8.7)		0.8		(7.9)
Other comprehensive income (loss) before reclassifications, net of tax	30.5	16.1		(1.6)		45.0
Reclassifications, before tax	—	7.1		(1.4)		5.7
Tax (expense) benefit	—	(2.5)		0.4		(2.1)
Reclassifications, net of tax	—	4.6	(2)	(1.0)	(1)	3.6
Other comprehensive income (loss), net of tax	30.5	20.7		(2.6)		48.6
Balance as of July 31, 2017, net of tax	$(58.8)	$(95.1)		$(3.1)		$(157.0)

(1)	Relates to foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to other income, net (see Note 1).

(2)
Primarily includes net amortization of prior service costs and actuarial losses included in net periodic benefit cost (see Note 11) that were reclassified from accumulated other comprehensive loss to operating expenses or cost of sales.

NOTE 16. Guarantees
The Company and Caterpillar Inc. equally own the shares of Advanced Filtration Systems Inc. (AFSI), an unconsolidated joint venture, and guarantee certain debt of the joint venture. As of July 31, 2018 and 2017, AFSI had $35.5 million and $27.8 million, respectively, of outstanding debt, of which the Company guarantees half. In addition, during the years ended July 31, 2018, 2017 and 2016, the Company recorded earnings (losses) from this equity method investment of $1.3 million, $2.1 million and $(0.7) million, respectively, and royalty income of $7.0 million, $5.9 million and $5.1 million, respectively.
At July 31, 2018 and 2017, the Company had a contingent liability for standby letters of credit totaling $8.2 million and $10.5 million, respectively, that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of contract terms as detailed in each letter of credit. At July 31, 2018 and 2017, there were no amounts drawn upon these letters of credit.
NOTE 17. Commitments and Contingencies
Operating Leases The Company enters into operating leases primarily for office and warehouse facilities, production and non-production equipment, automobiles and computer equipment. Total expense recorded under operating leases for years ended July 31, 2018, 2017 and 2016, was $35.2 million, $28.7 million and $25.4 million, respectively.

As of July 31, 2018, the estimated future minimum lease payments under operating leases are as follows (in millions):

Year Ending July 31,	Operating Leases
2019	$18.9
2020	14.8
2021	11.1
2022	6.4
2023	5.3
Thereafter	3.8
Total future minimum lease payments	$60.3
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
The Company has an internal measurement system to evaluate performance and allocate resources based on earnings before income taxes. Many of the Company’s manufacturing facilities serve both reporting segments. Therefore, the Company uses an allocation methodology to assign costs and assets to the segments. Segment allocated assets are primarily accounts receivable, inventories, property, plant and equipment and goodwill.
Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, such as interest expense. Assets included in Corporate and Unallocated are principally cash and cash equivalents, certain prepaid expenses, other assets and assets allocated to general corporate purposes. Reconciling items included in Corporate and Unallocated are created based on accounting differences between segment reporting and the consolidated external reporting as well as internal allocation methodologies.
The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report the earnings before income taxes and other financial information shown below.

Segment detail is summarized as follows (in millions):

	Engine Products	Industrial Products	Corporate and Unallocated	Total Company
Fiscal 2018
Net sales	$1,849.0	$885.2	$—	$2,734.2
Depreciation and amortization	50.8	24.7	1.2	76.7
Equity earnings (loss) in unconsolidated affiliates	3.7	(0.1)	—	3.6
Earnings (loss) before income taxes	261.3	137.1	(34.8)	363.6
Assets	1,110.3	631.9	234.4	1,976.6
Equity investments in unconsolidated affiliates	17.8	3.9	—	21.7
Capital expenditures	64.6	31.4	1.5	97.5
Fiscal 2017
Net sales	$1,553.3	$818.6	$—	$2,371.9
Depreciation and amortization	33.9	26.7	14.6	75.2
Equity earnings in unconsolidated affiliates	4.4	0.6	—	5.0
Earnings (loss) before income taxes	219.7	129.1	(26.8)	322.0
Assets	849.6	638.3	491.8	1,979.7
Equity investments in unconsolidated affiliates	14.8	4.2	—	19.0
Capital expenditures	29.7	23.4	12.8	65.9
Fiscal 2016
Net sales	$1,391.3	$829.0	$—	$2,220.3
Depreciation and amortization	38.5	28.1	8.3	74.9
Equity earnings in unconsolidated affiliates	1.0	1.2	—	2.2
Earnings (loss) before income taxes	163.5	119.0	(25.1)	257.4
Assets	841.4	646.9	298.7	1,787.0
Equity investments in unconsolidated affiliates	14.3	4.4	—	18.7
Capital expenditures	37.5	27.3	8.1	72.9
Net sales by product group within the Engine Products segment and Industrial Products segment is summarized as follows (in millions):

	Year Ended July 31,
	2018	2017	2016
Engine Products segment:
Off-Road	$327.4	$252.1	$216.6
On-Road	154.2	110.7	127.2
Aftermarket	1,261.9	1,086.2	951.5
Aerospace and Defense	105.5	104.3	96.0
Total Engine Products segment	1,849.0	1,553.3	1,391.3
Industrial Products segment:
Industrial Filtration Solutions	594.3	533.2	517.9
Gas Turbine Systems	115.5	122.9	149.6
Special Applications	175.4	162.5	161.5
Total Industrial Products segment	885.2	818.6	829.0
Total net sales	$2,734.2	$2,371.9	$2,220.3

Net sales by origination and property, plant and equipment by geographic region are summarized as follows (in millions):

	Net Sales (1)	Property, Plant and Equipment, Net
Fiscal 2018
United States	$1,120.8	$188.1
Europe, Middle East and Africa	791.5	181.1
Asia Pacific	599.2	53.4
Latin America	222.7	86.7
Total	$2,734.2	$509.3

Fiscal 2017
United States	$990.4	$193.5
Europe, Middle East and Africa	679.1	170.0
Asia Pacific	500.5	55.3
Latin America	201.9	65.8
Total	$2,371.9	$484.6

Fiscal 2016
United States	$937.7	$193.5
Europe, Middle East and Africa	665.5	154.6
Asia Pacific	449.9	60.1
Latin America	167.2	61.6
Total	$2,220.3	$469.8

(1)	Net sales by origination is based on the country of the Company's legal entity where the customer's order was placed.
Concentrations There were no customers that accounted for over 10% of net sales during the years ended July 31, 2018, 2017 or 2016. There were no customers that accounted for over 10% of gross accounts receivable at July 31, 2018 or July 31, 2017.
NOTE 19. Quarterly Financial Information (Unaudited)
Unaudited consolidated quarterly financial information for the years ended July 31, 2018 and 2017 is as follows (in millions, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2018
Net sales	$644.8	$664.7	$700.0	$724.7
Gross profit	224.3	218.9	239.6	252.7
Net earnings (loss)	60.9	(52.9)	69.9	102.4
Net earnings (loss) per share – basic	0.47	(0.40)	0.54	0.79
Net earnings (loss) per share – diluted	0.46	(0.40)	0.53	0.78
Dividends paid per share	0.180	0.180	0.180	0.190

Fiscal 2017
Net sales	$553.0	$550.6	$608.2	$660.1
Gross profit	194.2	187.9	211.5	229.5
Net earnings	58.0	46.5	60.1	68.2
Net earnings per share – basic	0.43	0.35	0.45	0.52
Net earnings per share – diluted	0.43	0.35	0.45	0.51
Dividends paid per share	0.175	0.175	0.175	0.175

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
Changes in Internal Control over Financial Reporting
No change in the Company's internal control over financial reporting (as defined by Rules 13a-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information under the captions “Item 1: Election of Directors”; “Director Selection Process,” “Audit Committee,” “Audit Committee Expertise; Complaint-Handling Procedures,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2018 Proxy Statement is incorporated herein by reference. Information on the Executive Officers of the Company is found under the caption “Executive Officers of the Registrant” in Part I of this Annual Report.
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
Item 11. Executive Compensation
The information under the captions “Executive Compensation” and “Director Compensation” of the 2018 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the caption "Security Ownership" of the 2018 Proxy Statement is incorporated herein by reference. The following table sets forth information as of July 31, 2018, regarding the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted – average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1980 Master Stock Compensation Plan:
Deferred Stock Option Gain Plan	14,916	$10.15	—
1991 Master Stock Compensation Plan:
Deferred Stock Option Gain Plan	379,263	$22.20	—
Deferred LTC/Restricted Stock	147,143	$14.73	—
2001 Master Stock Incentive Plan:
Stock Options	760,183	$19.75	—
Deferred LTC/Restricted Stock	86,614	$20.83	—
2010 Master Stock Incentive Plan:			(1)
Stock Options	4,936,813	$37.40	—
Deferred LTC/Restricted Stock	1,705	$37.61	—
Stock Options for Non-Employee Directors	956,400	$36.25	—
Long-Term Compensation	225,340	$38.11	—
Subtotal for plans approved by security holders	7,508,377	$34.03
Equity compensation plans not approved by security holders:
Non-qualified Stock Option Program for Non-Employee Directors	132,416	$20.27	—
ESOP Restoration	8,880	$9.73	(2)
Subtotal for plans not approved by security holders	141,296	$19.61
Total	7,649,673	$33.76

(1)
The 2010 Master Stock Incentive Plan limits the number of shares authorized for issuance to 9,200,000 during the 10-year term of the plan in addition to any shares forfeited under the 2001 plan. The plan allows for the granting of nonqualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards. There are currently 2,113,762 shares of the authorization remaining.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information under the captions “Policy and Procedures Regarding Transactions with Related Persons” and “Board Oversight and Director Independence” of the 2018 Proxy Statement is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information under the captions “Independent Registered Public Accounting Firm Fees” and “Audit Committee Pre-Approval Policies and Procedures” of the 2018 Proxy Statement is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
Documents filed with this report:

(1)	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Earnings — years ended July 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income — years ended July 31, 2018, 2017 and 2016
Consolidated Balance Sheets — July 31, 2018 and 2017
Consolidated Statements of Cash Flows — years ended July 31, 2018, 2017 and 2016
Consolidated Statements of Changes in Shareholders’ Equity — years ended July 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules

All other schedules (Schedules I, II, III, IV and V) for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instruction, or are inapplicable, and therefore have been omitted.

(3)	Exhibits

Exhibit Index

*3-A	—	Restated Certificate of Incorporation of Registrant as currently in effect (Filed as Exhibit 3-A to Form 10-Q Report for the second quarter ended January 31, 2012)
*3-B	—	Amended and Restated Bylaws of Registrant, dated as of July 29, 2016 (Filed as Exhibit 3-C to Form 8-K Report filed on July 29, 2016)
*4	—	**
*10-A	—	Officer Annual Cash Incentive Plan (Filed as Exhibit 10-A to 2011 Form 10-K Report)***
*10-B	—	ESOP Restoration Plan (2003 Restatement) (Filed as Exhibit 10-D to 2009 Form 10-K Report)***
*10-C	—	Supplemental Executive Retirement Plan (2008 Restatement) (Filed as Exhibit 10-G to 2011 Form 10-K Report)***
*10-D	—	Form of Agreement to Defer Compensation for certain Executive Officers (Filed as Exhibit 10-G to Form 10-Q Report for the first quarter ended October 31, 2008)***
*10-E	—	2001 Master Stock Incentive Plan (Filed as Exhibit 10-O to 2009 Form 10-K Report)***
*10-F	—	Form of Officer Stock Option Award Agreement under the 2001 Master Stock Incentive Plan (Filed as Exhibit 10-P to 2010 Form 10-K Report)***
*10-G	—	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the 2001 Master Stock Incentive Plan (Filed as Exhibit 10-Q to 2010 Form 10-K Report)***
*10-H	—	Restated Long Term Compensation Plan, dated May 23, 2006 (Filed as Exhibit 10-R to 2011 Form 10-K Report)***
*10-I	—	Qualified Performance-Based Compensation Plan under the 2001 Master Stock Incentive Plan (Filed as Exhibit 10-S to 2011 Form 10-K Report)***
*10-J	—	Deferred Compensation and 401(k) Excess Plan (2008 Restatement) (Filed as Exhibit 10-T to 2011 Form 10-K Report)***
*10-K	—	First Amendment, dated as of November 19, 2010, to the Deferred Compensation and 401(k) Excess Plan (2008 Restatement)***
*10-L	—	Deferred Stock Option Gain Plan (2008 Restatement) (Filed as Exhibit 10-U to 2011 Form 10-K Report) ***
*10-M	—	Excess Pension Plan (2008 Restatement) (Filed as Exhibit 10-V to 2011 Form 10-K Report) ***
*10-N	—	Form of Management Severance Agreement for Executive Officers (Filed as Exhibit 10-A to Form 10-Q Report for the third quarter ended April 30, 2008)***
*10-O	—	2010 Master Stock Incentive Plan (Filed as Exhibit 4.5 to Registration Statement on Form S-8 (File No. 333-170729) filed on November 19, 2010)***
*10-P	—	Form of Officer Stock Option Award Agreement under the 2010 Master Stock Incentive Plan (Filed as Exhibit 10.1 to Form 8-K Report filed on December 16, 2010) ***

*10-Q	—	Form of Restricted Stock Award Agreement under the 2010 Master Stock Incentive Plan (Filed as Exhibit 10.2 to Form 8-K Report filed on December 16, 2010) ***
*10-R	—	Form of Indemnification Agreement for Directors (Filed as Exhibit 10.1 to Form 8-K Report filed on April 2, 2012)***
*10-S	—	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the 2010 Master Stock Incentive Plan (Filed as Exhibit 10-CC to 2012 Form 10-K Report)***
*10-T	—	Form of Management Severance Agreement for Executive Officers (Filed as Exhibit 10.1 to Form 8-K Report filed on October 4, 2012)***
*10-U	—
Credit Agreement among Registrant, various subsidiaries of Registrant party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and letter of credit issuer, dated as of December 7, 2012 (Filed as Exhibit 10.1 to Form 8-K Report filed on December 13, 2012)*

*10-V	—	Note Purchase Agreement by and among Registrant and the purchasers named therein, dated as of March 27, 2014 (Filed as Exhibit 10.1 to Form 8-K Report filed on April 2, 2014)
*10-W	—
First Amendment, dated as of March 9, 2015, to Note Purchase Agreement, dated as of March 27, 2014, by and among Registrant and the purchasers named therein (Filed as Exhibit 10.1 to Form 8-K Report filed on March 12, 2015)

*10-X	—
First Supplement, dated as of April 16, 2015, to Note Purchase Agreement, dates as of March 27, 2014, by and among Registrant and the purchasers named therein (as amended) (Filed as Exhibit 10.1 to Form 8-K Report filed on April 21, 2015)

*10-Y	—
First Amendment, dated as of October 28, 2014, to Credit Agreement, dated as of December 7, 2012, among Registrant, each of the lenders from time to time parties to the Credit Agreement and Wells Fargo Bank, National Association, as administrative agent and letter of credit issuer (Filed as Exhibit 10.1 on Form 8-K Report filed on October 29, 2014)

*10-Z	—
Credit Agreement among Registrant, each of the lenders from time to time parties to the Credit Agreement and Wells Fargo Bank, National Association, as administrative agent and letter of credit issuer, dated as of July 21, 2017 (Filed as Exhibit 10.1 to Form 8-K/A Report filed on July 25, 2017)

*10-AA	—	Compensation Plan for Non-Employee Directors (Filed as Exhibit 10-A to Form 10-Q for the second quarter ended January 31, 2018)***
*10-AB	—	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the 2010 Master Stock Incentive Plan (Filed as Exhibit 10-B to Form 10-Q for the second quarter ended January 31, 2018)***
*10-AC	—	Form of Non-Employee Director Non-Qualified Stock Option Award Agreement under the 2010 Master Stock Incentive Plan (Filed as Exhibit 10-C to Form 10-Q for the second quarter ended January 31,2018)***
21	—	Subsidiaries
23	—	Consent of PricewaterhouseCoopers LLP
24	—	Powers of Attorney
31-A	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31-B	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	—
The following financial information from the Donaldson Company, Inc. Annual Report on Form 10-K for the fiscal year ended July 31, 2018 as filed with the Securities and Exchange Commission, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Changes in Shareholders’ Equity and (v) the Notes to Consolidated Financial Statements.

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
Item 16. 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONALDSON COMPANY, INC.

Date:	October 1, 2018	By:	/s/ Tod E. Carpenter
Tod E. Carpenter Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 1, 2018.

/s/ Tod E. Carpenter		Chairman, President and Chief Executive Officer
Tod E. Carpenter		(Principal Executive Officer)
/s/ Scott J. Robinson		Senior Vice President and Chief Financial Officer
Scott J. Robinson		(Principal Financial Officer)
/s/ Melissa A. Osland		Controller
Melissa A. Osland		(Principal Accounting Officer)
*		Director
Andrew Cecere
*		Director
Pilar Cruz
*		Director
Michael J. Hoffman
*		Director
Douglas A. Milroy
*		Director
Willard D. Oberton
*		Director
James J. Owens
*		Director
Ajita G. Rajendra
*		Director
Trudy A. Rautio
*		Director
John P. Wiehoff
*By:	/s/ Amy C. Becker
Amy C. Becker
As attorney-in-fact