Form 10-Q
period 2018-10-31
DONALDSON CO INC
filed 2018-12-07
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2018 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.
Commission File Number 1-7891
DONALDSON COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1400 West 94th Street
Minneapolis, Minnesota 55431
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (952) 887-3131
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒Yes ☐No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
☐ Yes ☒No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $5 Par Value - 127,891,404 shares as of November 30, 2018.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended October 31,
	2018	2017
Net sales	$701.4	$644.8
Cost of sales	463.0	420.5
Gross profit	238.4	224.3
Operating expenses	139.7	135.2
Operating income	98.7	89.1
Interest expense	4.2	5.2
Other income, net	(1.9)	(0.8)
Earnings before income taxes	96.4	84.7
Income taxes	22.6	23.8
Net earnings	$73.8	$60.9

Weighted average shares – basic	128.8	130.8
Weighted average shares – diluted	131.0	132.7
Net earnings per share – basic	$0.57	$0.47
Net earnings per share – diluted	$0.56	$0.46

Dividends paid per share	$0.190	$0.180

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended October 31,
	2018	2017
Net earnings	$73.8	$60.9
Other comprehensive (loss) income:
Foreign currency translation loss	(24.2)	(5.1)
Pension liability adjustment, net of deferred taxes of $(0.4) and $(0.5), respectively	1.6	0.8
Gain on hedging derivatives, net of deferred taxes of $(0.2) and $(1.9), respectively	0.5	2.3
Comprehensive income	$51.7	$58.9

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	October 31, 2018	July 31, 2018
Assets
Current assets:
Cash and cash equivalents	$199.9	$204.7
Accounts receivable, less allowance of $6.3 and $8.3, respectively	542.4	534.6
Inventories, net	360.5	334.1
Prepaid expenses and other current assets	67.6	52.3
Total current assets	1,170.4	1,125.7
Property, plant and equipment, net	517.9	509.3
Goodwill	305.4	238.4
Intangible assets, net	81.3	35.6
Deferred income taxes	19.0	19.2
Other long-term assets	50.0	48.4
Total assets	$2,144.0	$1,976.6

Liabilities and shareholders' equity
Current liabilities:
Short-term borrowings	$59.0	$28.2
Current maturities of long-term debt	15.0	15.3
Trade accounts payable	230.6	201.3
Other current liabilities	183.0	224.6
Total current liabilities	487.6	469.4
Long-term debt	630.6	499.6
Non-current income taxes payable	106.4	105.3
Deferred income taxes	12.9	4.2
Other long-term liabilities	39.2	40.3
Total liabilities	1,276.7	1,118.8

Commitments and contingencies (Note 15)
Redeemable non-controlling interest	12.9	—

Shareholders' equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued	758.2	758.2
Retained earnings	1,192.6	1,122.1
Non-controlling interest	4.8	4.8
Stock-compensation plans	21.2	21.3
Accumulated other comprehensive loss	(171.9)	(149.8)
Treasury stock, 23,772,387 and 22,871,145 shares, respectively, at cost	(950.5)	(898.8)
Total shareholders' equity	854.4	857.8
Total liabilities and shareholders' equity	$2,144.0	$1,976.6

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended October 31,
	2018	2017
Operating Activities
Net earnings	$73.8	$60.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19.3	18.9
Deferred income taxes	(0.4)	0.2
Stock-based compensation expense	6.9	6.7
Other, net	(1.0)	0.8
Changes in operating assets and liabilities, excluding effect of acquired businesses	(35.3)	(23.6)
Net cash provided by operating activities	63.3	63.9

Investing Activities
Net expenditures on property, plant and equipment	(28.2)	(19.9)
Acquisitions, net of cash acquired	(96.0)	0.8
Net cash used in investing activities	(124.2)	(19.1)

Financing Activities
Proceeds from long-term debt	135.0	105.0
Repayments of long-term debt	(14.5)	(35.2)
Change in short-term borrowings	32.1	(9.1)
Purchase of treasury stock	(80.9)	(42.6)
Dividends paid	(24.4)	(23.4)
Tax withholding payments for stock compensation transactions	(2.2)	(0.5)
Exercise of stock options	16.2	3.9
Net cash provided by (used in) financing activities	61.3	(1.9)
Effect of exchange rate changes on cash	(5.2)	(1.7)
(Decrease) increase in cash and cash equivalents	(4.8)	41.2
Cash and cash equivalents, beginning of period	204.7	308.4
Cash and cash equivalents, end of period	$199.9	$349.6

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation The accompanying unaudited Condensed Consolidated Financial Statements of Donaldson Company, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of earnings, comprehensive income, financial position and cash flows have been included and are of a normal recurring nature. Operating results for the three month period ended October 31, 2018 are not necessarily indicative of the results that may be expected for future periods. The year-end condensed consolidated balance sheet information was derived from the Company's audited financial statements but does not include all disclosures required by GAAP. For further information, refer to the Audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2018.
New Accounting Standards Recently Adopted In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606), which amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill a contract. In 2016, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12 and ASU 2016-20 to clarify, among other things, the implementation guidance related to principal versus agent considerations, identifying performance obligations and accounting for licenses of intellectual property. This accounting guidance was effective for the Company beginning in the first quarter of fiscal 2019. The standard was adopted using the modified retrospective method, applying the guidance to those contracts which were not completed as of July 31, 2018, with the cumulative effect of adoption recognized during the first quarter. Refer to Note 6 for the impact of the adoption of this new standard.
In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business (ASU 2017-01). The new guidance provides a more robust framework to use in determining when a set of assets and activities is a business. The amendments provide more consistency in applying the guidance, reduce the costs of application and make the definition of a business more operable. ASU 2017-01 is effective for the Company beginning in the first quarter of fiscal 2019. The Company adopted ASU 2017-01 in the first quarter of fiscal 2019 and it did not have a material impact on its Condensed Consolidated Financial Statements.
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715) (ASU 2017-07). The new guidance requires employers to disaggregate and present separately the current service cost component from the other components of net benefit cost within the consolidated statement of earnings. ASU 2017-07 is effective for the Company beginning in the first quarter of fiscal 2019. The Company adopted ASU 2017-07 in the first quarter of fiscal 2019 using the retrospective method. This resulted in a reclassification of net benefit costs in its Condensed Consolidated Statements of Earnings, with a decrease of $1.6 million in operating income and a corresponding $1.6 million increase to other income, net for the three months ended October 31, 2017.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), which improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance. The guidance expands the ability to hedge non-financial and financial risk components, reduces complexity in fair value hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness and eases certain hedge effectiveness assessment requirements. ASU 2017-12 is effective for the Company beginning in the first quarter of fiscal 2020, and early adoption is permitted. The Company adopted ASU 2017-12 in the first quarter of fiscal 2019 and it did not have a material impact on its Condensed Consolidated Financial Statements.
New Accounting Standards Not Yet Adopted In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), which requires lessees to recognize right-of-use assets and lease liabilities for substantially all leases. This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2020 on a modified retrospective basis. The Company has established a project team that is currently evaluating the population of leased assets to assess the impact of the adoption of ASU 2016-02 on its Consolidated Financial Statements.
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
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). The guidance allows a company to elect to reclassify from accumulated other comprehensive income (AOCI) to retained earnings the stranded tax effects from the adoption of the newly enacted federal corporate tax rate as a result of the U.S. Tax Cuts and Jobs Act. The amount of the reclassification is calculated as the difference between the amount initially charged to other comprehensive income (OCI) at the previously enacted tax rate that remains in AOCI and the amount that would have been charged using the newly enacted tax rate, excluding any valuation allowance previously charged to income. ASU 2018-02 is effective for the Company beginning in the first quarter of fiscal 2020, and early adoption is permitted. The Company is evaluating the impact of the adoption of ASU 2018-02 on its Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The amendments in this update are effective for interim and annual periods for the Company beginning in the first quarter of fiscal 2021, with early adoption permitted. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is evaluating the impact of the adoption of ASU 2018-15 on its Consolidated Financial Statements.
Note 2. Acquisitions
On October 18, 2018, the Company acquired 88% of the shares of BOFA International LTD (BOFA), headquartered in the United Kingdom, for cash consideration of $98.2 million less cash acquired of $2.2 million. BOFA designs, develops and manufactures fume extraction systems across a wide range of industrial air filtration applications. The acquisition will allow Donaldson to accelerate its global growth in the fume collection business and add additional filtration technology to the Company's existing product lines. The fair values assigned to the acquired assets and liabilities of BOFA were approximately $12.2 million of net tangible assets, $48.8 million of identifiable intangible assets, $71.0 million of goodwill, $8.6 million of deferred tax liabilities and $14.3 million of assumed debt. The assumed debt was repaid in October 2018. The identifiable intangible assets were related to customer relationships, patents, trademarks and technology and have estimated useful lives ranging from 5 to 15 years. The acquired intangible assets including goodwill are not deductible for tax purposes. The purchase price allocation is preliminary pending the outcome of the final valuation of the net assets acquired. The Company is reporting BOFA’s results of operations within the Industrial Products segment. Transaction costs were expensed as incurred and were not significant for the three months ended October 31, 2018.
The acquisition also provides call and put options that, if exercised by either the Company or the minority interest holders after a certain period of time, would obligate the Company to purchase the remaining 12% of the shares of BOFA at a price indexed to the performance of the acquired entity. Due to the redemption features, the minority interest holders’ value is classified as a redeemable non-controlling interest in the Company’s Condensed Consolidated Balance Sheets at the fair value upon acquisition of $13.1 million.
Pro forma financial information for this acquisition has not been presented because it is not material to the Company's consolidated results of operations.
Note 3. Supplemental Balance Sheet Information
The components of net inventories are as follows (in millions):

	October 31, 2018	July 31, 2018
Raw materials	$119.7	$128.7
Work in process	41.2	27.4
Finished products	199.6	178.0
Inventories, net	$360.5	$334.1

The components of net property, plant and equipment are as follows (in millions):

	October 31, 2018	July 31, 2018
Land	$23.7	$22.8
Buildings	309.2	310.8
Machinery and equipment	775.1	769.1
Computer software	133.4	132.6
Construction in progress	74.1	64.4
Less: accumulated depreciation	(797.6)	(790.4)
Property, plant and equipment, net	$517.9	$509.3
Note 4. Earnings Per Share
The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices are greater than the average market price of the Company’s common stock during those periods. Options excluded from the diluted net earnings per share calculations were 0.8 million and zero for the three months ended October 31, 2018 and 2017, respectively.
The following table presents the information necessary to calculate basic and diluted net earnings per share (in millions, except per share amounts):

	Three Months Ended October 31,
	2018	2017
Net earnings for basic and diluted earnings per share computation	$73.8	$60.9

Weighted average common shares outstanding:
Weighted average common shares – basic	128.8	130.8
Dilutive impact of share-based awards	2.2	1.9
Weighted average common shares – diluted	131.0	132.7

Net earnings per share – basic	$0.57	$0.47
Net earnings per share – diluted	$0.56	$0.46
Note 5. Goodwill and Other Intangible Assets
The following is a reconciliation of goodwill by reportable segment for the three months ended October 31, 2018 (in millions):

	Engine Products	Industrial Products	Total Goodwill
Balance as of July 31, 2018	$84.9	$153.5	$238.4
Goodwill acquired	—	71.0	71.0
Foreign exchange translation	(0.3)	(3.7)	(4.0)
Balance as of October 31, 2018	$84.6	$220.8	$305.4

The following is a reconciliation of net intangible asset classes for the three months ended October 31, 2018 (in millions):

Customer relationships and lists	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Balance as of July 31, 2018	$63.0	$(35.7)	$27.3
Intangibles acquired	42.0	—	42.0
Amortization expense	—	(1.0)	(1.0)
Foreign exchange translation	(1.7)	0.2	(1.5)
Balance as of October 31, 2018	$103.3	$(36.5)	$66.8

Patents, trademarks and technology	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Balance as of July 31, 2018	$43.7	$(35.4)	$8.3
Intangibles acquired	6.8	—	6.8
Amortization expense	—	(0.4)	(0.4)
Foreign exchange translation	(1.1)	0.9	(0.2)
Balance as of October 31, 2018	$49.4	$(34.9)	$14.5
Note 6. Revenue
The Company recognizes revenue on a wide range of filtration solutions sold to customers in many industries around the globe. The vast majority of the Company’s performance obligations within customer sales contracts are for manufactured filtration systems and replacement parts. The Company does have limited services, such as nonrecurring engineering (NRE) and installation. Customer contracts may include multiple performance obligations and the transaction price is allocated to each distinct performance obligation based on its relative standalone selling price.
Revenue Recognition Policy
Revenue is measured as the amount of consideration the Company expects to receive in exchange for the fulfillment of performance obligations. The transaction price of a contract could be reduced by variable consideration including product refunds, returns, volume rebates and discounts in the determination of net sales. The Company primarily relies on historical experience and anticipated future performance to estimate the variable consideration. Revenue is recognized to the extent that it is probable that a significant reversal of revenue will not occur when the contingency is resolved. The Company also accounts for amounts billed to customers for reimbursement of shipping and handling as fulfillment costs by recording these amounts as revenue and accruing the costs when the related revenue is recognized.
For most customer contracts, the Company recognizes revenue at a point in time when control of the goods or services is transferred to the customer. For product sales, control is typically deemed to have transferred in accordance with the shipping terms, either at the time of shipment from the plants or distribution centers or the time of delivery to the customers. Revenue is recognized for services upon completion of those services.
Due to the customized nature of some of the Company’s products, together with contractual provisions in certain customer contracts that provide the Company with an enforceable right to payment of the transaction price for performance completed to date, revenue is recognized for these contracts over time. For these contracts, the Company recognizes revenue on products by an output measure of production, which fairly depicts the amount of revenue the Company is entitled to. The timing of revenue recognized from these products is slightly accelerated compared to revenue recognized at the point in time of shipment or delivery. Revenue generated from NRE services is also satisfied over time, measured as contractual milestones are achieved as this represents value transferred to the customer.
Incremental costs of obtaining a contract with a customer and other costs to fulfill a contract are required to be capitalized. The only such cost material to the Company is sales commission expense. The Company has elected to expense these costs of obtaining a contract as incurred when the related contract period is less than one year. The Company does not pay upfront sales commissions on contracts when the related contract period is greater than one year, thus has not capitalized any amounts as of October 31, 2018.

Revenue Disaggregation
Net sales disaggregated by geography based on the location where the customer's order was placed (in millions):

	Three Months Ended October 31,
	2018	2017
United States	$305.1	$274.4
Europe, Middle East and Africa	196.3	184.8
Asia Pacific	147.3	132.1
Latin America	52.7	53.5
Total net sales	$701.4	$644.8
Net sales disaggregated by product group (in millions):

	Three Months Ended October 31,
	2018	2017
Engine Products segment
Off-Road	$76.2	$75.0
On-Road	45.9	33.3
Aftermarket	331.2	309.1
Aerospace and Defense	27.6	24.7
Engine Products segment net sales	480.9	442.1

Industrial Products segment
Industrial Filtration Solutions	149.4	134.5
Gas Turbine Systems	25.5	26.3
Special Applications	45.6	41.9
Industrial Products segment net sales	220.5	202.7

Total net sales	$701.4	$644.8
Contract Assets and Liabilities
The satisfaction of performance obligations and the resulting recognition of revenue typically corresponds with billing of the customer. In limited circumstances, the customer may be billed at a time later than when revenue is recognized, resulting in contract assets, which are reported in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Contract assets were $13.1 million as of October 31, 2018. In other limited circumstances, the Company will require a down payment from the customer prior to the satisfaction of performance obligations. This results in contract liabilities, or deferred revenue, which is reported in other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets, depending on when revenue is expected to be recognized. Contract liabilities were $12.0 million and $10.5 million as of October 31, 2018 and July 31, 2018, respectively.
The Company will recognize revenue in future periods related to remaining performance obligations for certain open contracts. Generally, these contracts have terms of one year or less. The amount of revenue related to unsatisfied performance obligations in which the original duration of the contract is greater than one year is not significant.

Adoption of ASC 606
Note 1 describes the requirements of the new revenue recognition standard, ASC 606. The cumulative effect of the adoption on the Company’s August 1, 2018 opening balance sheet is as follows (in millions):

	Balance at July 31, 2018	Adjustments for ASC 606	Balance at August 1, 2018
Assets
Inventories, net	$334.1	$(7.3)	$326.8
Prepaid expense and other current assets	52.3	14.0	66.3
Liabilities
Other current liabilities	86.6	0.3	86.9
Deferred income taxes	4.2	1.1	5.3
Equity
Retained earnings	1,122.1	5.3	1,127.4
These adjustments primarily related to certain contracts that qualify for revenue recognition over time under the new standard. This change does not have a material impact on revenue recognized during the three months ended October 31, 2018.
In addition, the adoption of ASC 606 impacted one set of contracts within the Engine Products segment in which Donaldson is deemed to be the principal under the new standard because the Company has control through the manufacturing of products prior to the sale of those products to the customer. For these contracts, the previous practice of recognizing revenue on a net basis, in which the amount of net sales recorded is the net amount retained after paying product costs to suppliers, has changed under ASC 606 to recognizing revenue on a gross basis, in which the amount of net sales recorded is the gross amount received from the customer, with corresponding product costs recorded as cost of sales. This change did not result in a cumulative effect adjustment under the modified retrospective method of adoption since there is no impact to the timing of revenue recognition but it has increased net sales and cost of sales on a prospective basis. The increase in net sales and cost of sales for this change was $5.1 million for the three months ended October 31, 2018.
Note 7. Warranty
The Company estimates warranty expense on certain products at the time of sale. The following is a reconciliation of warranty reserves, included in other current liabilities and other long-term liabilities, for the three months ended October 31, 2018 and 2017 (in millions):

	Three Months Ended October 31,
	2018	2017
Balance at beginning of period	$18.9	$14.6
Accruals for warranties issued during the reporting period	0.3	0.7
Accruals related to pre-existing warranties (including changes in estimates)	(0.4)	0.9
Less: settlements made during the period	(1.7)	(0.5)
Balance at end of period	$17.1	$15.7
There were no material specific warranty matters accrued for or significant settlements made in the three months ended October 31, 2018 or 2017. The Company’s warranty matters are not expected to have a material impact on the Company's results of operations, liquidity or financial position.
Note 8. Stock-Based Compensation
Stock-based compensation expense is recognized using the fair-value method for all awards. The Company determines the fair value of stock option awards using the Black-Scholes option pricing model. Options are granted whereby the option exercise price is equivalent to the market price of the Company's common stock at the date of grant. For the three months ended October 31, 2018, the Company recorded pretax stock-based compensation expense associated with stock options of $4.9 million and recorded $1.1 million of related tax benefits. For the three months ended October 31, 2017, the Company recorded pretax stock-based compensation expense associated with stock options of $3.8 million and recorded $1.2 million of related tax benefits. In addition, for the three months ended October 31, 2018, the Company recorded expense associated with performance-based awards of $1.7 million. For the three months ended October 31, 2017, the Company recorded expense associated with performance-based awards of $2.7 million.
The following table summarizes stock option activity during the three months ended October 31, 2018:

	Options Outstanding	Weighted Average Exercise Price
Outstanding as of July 31, 2018	6,785,812	$34.93
Granted	841,725	$59.18
Exercised	(743,708)	$24.24
Canceled	(14,732)	$44.19
Outstanding as of October 31, 2018	6,869,097	$39.03
The total intrinsic value of options exercised during the three months ended October 31, 2018 and 2017 was $21.7 million and $4.2 million, respectively. The weighted average fair value for options granted during the three months ended October 31, 2018 and 2017 was $12.43 and $9.18 per share, respectively.
The following table summarizes information concerning outstanding and exercisable options as of October 31, 2018:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price of Outstanding Options	Number Exercisable	Weighted Average Exercise Price of Exercisable Options
$ 0.00 to $27.69	390,413	1.10	$20.78	390,413	$20.78
$27.70 to $32.69	1,394,058	5.18	$28.56	1,095,417	$28.67
$32.70 to $37.69	1,247,671	3.79	$34.44	1,246,838	$34.44
$37.70 to $42.69	1,305,734	5.94	$40.35	1,218,534	$40.21
$42.70 and above	2,531,221	8.76	$49.20	631,993	$44.40
	6,869,097	6.16	$39.03	4,583,195	$34.80
As of October 31, 2018, the aggregate intrinsic value of options outstanding and exercisable was $90.7 million and $75.7 million, respectively.
As of October 31, 2018, there was $12.6 million of total unrecognized compensation expense related to non-vested stock options granted under the 2010 Master Stock Incentive Plan. This unvested expense is expected to be recognized during fiscal years 2019, 2020, 2021 and 2022.
Note 9. Employee Benefit Plans
The Company and certain of its international subsidiaries have defined benefit pension plans for many of their hourly and salaried employees. There are two types of U.S. plans. The first type of U.S. plan (Hourly Pension Plan) is a traditional defined benefit pension plan primarily for union production employees. The second plan (Salaried Pension Plan) is for some salaried and non-union production employees that provides defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit comprised of a percentage of current salary that varies with years of service, interest credits and transition credits. The Company no longer allows entrants into the U.S. Salaried Pension Plan and the employees no longer accrue Company contribution credits under the plan. Instead, eligible employees receive a 3% annual Company retirement contribution to their 401(k) in addition to the Company’s normal 401(k) match. The non-U.S. plans generally provide pension benefits based on years of service and compensation level.

Net periodic benefit costs for the Company’s pension plans include the following components (in millions):

	Three Months Ended October 31,
	2018	2017
Net periodic benefit costs:
Service cost	$1.5	$2.0
Interest cost	4.1	3.7
Expected return on assets	(6.6)	(6.5)
Prior service cost amortization	0.1	0.1
Actuarial loss amortization	1.1	1.1
Net periodic benefit costs	$0.2	$0.4
The Company’s general funding policy is to make at least the minimum required contributions as required by applicable regulations, plus any additional amounts that it determines to be appropriate. For the three months ended October 31, 2018, the Company made required contributions of $1.0 million to its non-qualified U.S. pension plans and $0.3 million to its non-U.S. pension plans. The estimated minimum funding requirement for the Company’s qualified U.S. plans for the plan year ending July 31, 2019 is $3.1 million. In accordance with the Pension Protection Act of 2006, this contribution obligation may be met with existing credit balances that resulted from payments above the minimum obligation in prior years. The Company has sufficient credit balances to meet the minimum obligation for the plan year ending July 31, 2019. The Company estimates it will contribute an additional $1.0 million to its non-U.S. pension plans during the remainder of fiscal 2019 based upon the local government prescribed funding requirements. Future estimates of the Company’s required pension plan contributions may change significantly depending on the actual rate of return on plan assets, discount rates and regulatory requirements.
Note 10. Income Taxes
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (TCJA) was enacted into law. The TCJA significantly reforms the Internal Revenue Code of 1986, including but not limited to reducing the U.S. federal corporate income tax rate from 35 percent to 21 percent and moving toward a territorial tax system with a one-time transition tax imposed on previously unremitted foreign earnings and profits.
Staff Accounting Bulletin 118 (SAB 118) includes additional guidance allowing companies to use a measurement period that should not extend beyond one year from the TCJA enactment date to account for the impacts of the law in their financial statements.
There have been no material measurement period adjustments made during the three months ended October 31, 2018 related to the provisional amounts recorded and disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2018.
During the three months ended October 31, 2018, the Company made the accounting policy election to treat taxes related to the Global Intangible Low-Taxed Income (GILTI) provision of the TCJA as a current period expense when incurred.
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
As of October 31, 2018, the gross unrecognized tax benefits were $19.4 million and accrued interest and penalties on these unrecognized tax benefits were $1.9 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. If the Company were to prevail on all unrecognized tax benefits recorded, substantially all of the unrecognized tax benefits would benefit the effective tax rate. With an average statute of limitations of approximately five years, up to $1.7 million of the unrecognized tax benefits could potentially expire in the next 12-month period, unless extended by an audit.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to state and foreign income tax examinations by tax authorities for years before 2010. The United States Internal Revenue Service (IRS) has completed examinations of the Company’s U.S. federal income tax returns through 2016. The Company protested certain IRS proposed material adjustments for fiscal years 2015 and 2016 and entered into the administrative appeals process with the IRS. As previously stated, the Company continues to believe the claims to be without merit and will vigorously defend its position, through litigation if necessary.

The Company believes that it is remote that any adjustment necessary to the reserve for income taxes over the next 12-month period will be material. However, it is possible the ultimate resolution of audits or disputes may result in a material change to the reserve for income taxes, although the quantification of such potential adjustments cannot be made at this time.
Note 11. Fair Value Measurements
As of October 31, 2018, the carrying values of cash and cash equivalents, accounts receivables, short-term borrowings and trade accounts payable approximate fair value because of the short-term nature of these instruments. As of October 31, 2018, the estimated fair value of long-term debt with fixed interest rates was $258.6 million compared to its carrying value of $275.0 million. The fair value is estimated by discounting the projected cash flows using the rate at which similar amounts of debt could currently be borrowed. Long-term debt would be classified as Level 2 in the fair value hierarchy. The carrying values of long-term debt with variable interest rates approximate fair value.
Note 12. Shareholders' Equity
The Company’s Board of Directors authorized the repurchase of up to 14.0 million shares of common stock under the Company's stock repurchase plan. This repurchase authorization is effective until terminated by the Board of Directors. During the three months ended October 31, 2018, the Company repurchased 1.6 million shares for $80.9 million. As of October 31, 2018, the Company had remaining authorization to repurchase 2.9 million shares under this plan.
On November 30, 2018, the Company's Board of Directors declared a cash dividend in the amount of 19.0 cents per common share, payable December 21, 2018, to shareholders of record as of December 11, 2018.
Note 13. Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive loss by component for the three months ended October 31, 2018 and 2017 are as follows (in millions):

	Foreign Currency Translation Adjustment	Pension Benefits		Derivative Financial Instruments		Total
Balance as of July 31, 2018, net of tax	$(66.1)	$(82.9)		$(0.8)		$(149.8)
Other comprehensive (loss) income before reclassifications and tax	(24.2)	—		1.0		(23.2)
Tax expense	—	—		(0.3)		(0.3)
Other comprehensive (loss) income before reclassifications, net of tax	(24.2)	—		0.7		(23.5)
Reclassifications, before tax	—	2.0		(0.3)		1.7
Tax (expense) benefit	—	(0.4)		0.1		(0.3)
Reclassifications, net of tax	—	1.6	(1)	(0.2)	(2)	1.4
Other comprehensive (loss) income, net of tax	(24.2)	1.6		0.5		(22.1)
Balance as of October 31, 2018, net of tax	$(90.3)	$(81.3)		$(0.3)		$(171.9)

Balance as of July 31, 2017, net of tax	$(58.8)	$(95.1)		$(3.1)		$(157.0)
Other comprehensive (loss) income before reclassifications and tax	(5.1)	—		3.1		(2.0)
Tax expense	—	—		(1.5)		(1.5)
Other comprehensive (loss) income before reclassifications, net of tax	(5.1)	—		1.6		(3.5)
Reclassifications, before tax	—	1.3		1.1		2.4
Tax expense	—	(0.5)		(0.4)		(0.9)
Reclassifications, net of tax	—	0.8	(1)	0.7	(2)	1.5
Other comprehensive (loss) income, net of tax	(5.1)	0.8		2.3		(2.0)
Balance as of October 31, 2017, net of tax	$(63.9)	$(94.3)		$(0.8)		$(159.0)

(1)
Primarily includes net amortization of prior service costs and actuarial losses included in net periodic benefit cost (see Note 9) that were reclassified from accumulated other comprehensive loss to operating expenses or cost of sales.

(2)	Relates to foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to other income, net.

Note 14. Guarantees
The Company and Caterpillar Inc. equally own the shares of Advanced Filtration Systems Inc. (AFSI), an unconsolidated joint venture, and guarantee certain debt of the joint venture. As of October 31, 2018, AFSI had $35.8 million of outstanding debt, of which the Company guarantees half. In addition, during the three months ended October 31, 2018 and 2017, the Company recorded a loss of $0.3 million and earnings of $0.1 million, respectively, from this equity method investment. During the three months ended October 31, 2018 and 2017, the Company recorded royalty income related to AFSI of $1.7 million and $1.9 million, respectively, in other income, net.
As of October 31, 2018 and July 31, 2018, the Company had a contingent liability for standby letters of credit totaling $11.2 million and $8.2 million, respectively, that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of contract terms as detailed in each letter of credit. As of October 31, 2018 and July 31, 2018, there were no amounts drawn upon these letters of credit.
Note 15. Commitments and Contingencies
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
Note 16. Segment Reporting
The Company has identified two reportable segments: Engine Products and Industrial Products. Segment determination is based on the internal organization structure, management of operations and performance evaluation by management and the Company’s Board of Directors. Corporate and Unallocated includes corporate expenses elected to be non-allocable to the segments, such as interest expense.
The Company has an internal measurement system to evaluate performance and allocate resources. The Company’s manufacturing facilities serve both reporting segments. Therefore, the Company uses an allocation methodology to assign costs and assets to the segments. Segment assets assigned are primarily accounts receivable, inventories, property, plant and equipment and goodwill.
The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report the earnings before income taxes and other financial information shown below.
Segment detail is summarized as follows (in millions):

	Three Months Ended October 31,
	2018	2017
Net sales
Engine Products segment	$480.9	$442.1
Industrial Products segment	220.5	202.7
Total	$701.4	$644.8

Earnings before income taxes
Engine Products segment	$63.9	$62.7
Industrial Products segment	36.6	29.4
Corporate and Unallocated	(4.1)	(7.4)
Total	$96.4	$84.7
There were no customers that accounted for over 10% of net sales for the three months ended October 31, 2018 or 2017. There were no customers that accounted for over 10% of gross accounts receivable as of October 31, 2018 or July 31, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is a worldwide manufacturer of filtration systems and replacement parts. The Company’s core strengths are leading filtration technology, strong customer relationships and its global presence. Products are manufactured in plants around the world and through three joint ventures.
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
Consolidated Results of Operations
Three months ended October 31, 2018 compared with three months ended October 31, 2017
Operating results for the three months ended October 31, 2018 and 2017 are as follows (in millions):

	Three Months Ended October 31,
	2018	% of sales	2017	% of sales
Net sales	$701.4		$644.8
Cost of sales	463.0	66.0%	420.5	65.2%
Gross profit	238.4	34.0%	224.3	34.8%
Operating expenses	139.7	19.9%	135.2	21.0%
Operating income	98.7	14.1%	89.1	13.8%
Interest expense	4.2	0.6%	5.2	0.8%
Other income, net	(1.9)	(0.3)%	(0.8)	(0.1)%
Earnings before income taxes	96.4	13.7%	84.7	13.1%
Income taxes	22.6	3.2%	23.8	3.7%
Net earnings	$73.8	10.5%	$60.9	9.4%
Net earnings for the three months ended October 31, 2018 were $73.8 million, compared with net earnings of $60.9 million for the three months ended October 31, 2017, an increase of $12.9 million.
Net sales for the three months ended October 31, 2018 were $701.4 million, compared with $644.8 million for the three months ended October 31, 2017, an increase of $56.6 million, or 8.8%. Net sales increased $38.8 million, or 8.8%, in the Engine Products segment and increased $17.8 million, or 8.8%, in the Industrial Products segment compared with the same period in the prior fiscal year. Refer to the Segment Results of Operations section for further discussion on the Engine Products and Industrial Products segments. Net sales for the three months ended October 31, 2018 were negatively impacted by foreign currency translation, which decreased net sales by $12.7 million compared with the same period in the prior fiscal year.
Cost of sales for the three months ended October 31, 2018 was $463.0 million, compared with $420.5 million for the three months ended October 31, 2017, an increase of $42.5 million, or 10.1%. Gross margin for the current year quarter was 34.0%, compared with 34.8% during the same period in the prior fiscal year. Gross margin was negatively impacted by higher raw materials and supply chain costs, combined with an unfavorable mix of sales, partially offset by pricing benefits.
Operating expenses for the three months ended October 31, 2018 were $139.7 million, compared with $135.2 million for the three months ended October 31, 2017, an increase of $4.5 million, or 3.4%. As a percent of net sales, operating expenses for the current year quarter were 19.9%, compared with 21.0% during the same period in the prior fiscal year. The decrease in operating expenses as a percentage of sales reflects leverage on increasing sales and lower warranty costs, partially offset by costs related to the BOFA acquisition and higher freight costs.
Other income, net for the three months ended October 31, 2018 was $1.9 million, compared with $0.8 million for the three months ended October 31, 2017, an increase of $1.1 million. Lower losses on foreign exchange in the current year quarter compared with the prior year quarter contributed to this increase. Interest expense was $4.2 million for the three months ended October 31, 2018, compared with $5.2 million for the three months ended October 31, 2017, a decrease of $1.0 million, or 20.8%. The decrease is primarily due to the lower average level of debt outstanding in the current year quarter compared with the prior year quarter.
The effective tax rate for the three months ended October 31, 2018 was 23.5%, compared with 28.1% for the three months ended October 31, 2017. The effective tax rate for the three months ended October 31, 2018 included a net discrete tax benefit of $0.9 million related to ongoing TCJA-based global cash optimization initiatives. Excluding the impact of the TCJA adjustments, the effective tax rate for the three months ended October 31, 2018 was 24.3%. The decrease in the effective tax rate between periods was primarily due to the reduced U.S. corporate tax rate resulting from the enactment of the TCJA and higher excess tax benefits on stock-based compensation, partially offset by other matters related to the TCJA including the repeal of the U.S. manufacturing deduction and a discrete tax expense associated with changes to the deduction for executive compensation. Refer to Note 10 in the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this report for further discussion of the TCJA.
Segment Results of Operations
Net sales and earnings before income taxes for the Engine Products and Industrial Products segments are summarized as follows (in millions):

	Three Months Ended October 31,
	2018	2017
Net sales:
Engine Products segment	$480.9	$442.1
Industrial Products segment	220.5	202.7
Total	$701.4	$644.8

Earnings before income taxes:
Engine Products segment	$63.9	$62.7
Industrial Products segment	36.6	29.4
Corporate and Unallocated (1)	(4.1)	(7.4)
Total	$96.4	$84.7

(1)	Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, such as interest expense.
Engine Products Segment
The following is a summary of net sales by product group within the Company's Engine Products segment (in millions):

	Three Months Ended October 31,
	2018	2017
Engine Products segment
Off-Road	$76.2	$75.0
On-Road	45.9	33.3
Aftermarket	331.2	309.1
Aerospace and Defense	27.6	24.7
Engine Products segment net sales	$480.9	$442.1

Engine Products segment earnings before income taxes	$63.9	$62.7
Net sales for the Engine Products segment for the three months ended October 31, 2018 were $480.9 million, compared with $442.1 million for the three months ended October 31, 2017, an increase of $38.8 million, or 8.8%. Net sales for the Engine

Products segment were negatively impacted by foreign currency translation, which decreased net sales by $9.5 million compared with the same period in the prior fiscal year. The increase in Engine Products sales was driven by increases in Aftermarket of 7.2%, On-Road of 37.7%, Aerospace and Defense of 11.7% and Off-Road of 1.6%. Within Aftermarket, sales benefited from favorable market conditions and end-user demand, combined with growth in innovative product categories, including both air and liquid filtration products. The increase in On-Road sales reflects increasing production of heavy-duty trucks, primarily in the U.S., combined with benefits from new first-fit program wins. Market conditions across end markets for Off-Road heavy-duty equipment production remained favorable. The sales increase within Aerospace and Defense was due to strong Defense sales, reflecting sales of new equipment and replacement parts.
Earnings before income taxes for the Engine Products segment for the three months ended October 31, 2018 were $63.9 million, or 13.3% of Engine Products' sales, a decrease from 14.2% for the three months ended October 31, 2017. The decrease is primarily due to higher raw materials and supply chain costs combined with an unfavorable mix of products, partially offset by price increases and operating expense leverage on higher sales than the prior year.
Industrial Products Segment
The following is a summary of net sales by product group within the Company's Industrial Products segment (in millions):

	Three Months Ended October 31,
	2018	2017
Industrial Products segment:
Industrial Filtration Solutions	$149.4	$134.5
Gas Turbine Systems	25.5	26.3
Special Applications	45.6	41.9
Industrial Products segment net sales	$220.5	$202.7

Industrial Products segment earnings before income taxes	$36.6	$29.4
Net sales for the Industrial Products segment for the three months ended October 31, 2018 were $220.5 million, compared with $202.7 million for the three months ended October 31, 2017, an increase of $17.8 million, or 8.8%. Net sales for the Industrial Products segment were negatively impacted by foreign currency translation, which decreased net sales by $3.2 million compared with the same period in the prior fiscal year. The increase in Industrial Products sales was driven by increases in Industrial Filtration Solutions of 11.1% and Special Applications of 8.8%, partially offset by a decrease in Gas Turbine Systems of 3.1%. The increase in Industrial Filtration Solutions sales was driven by growth in sales of both new equipment and replacement parts, reflecting favorable market conditions combined with the Company’s efforts to proactively manage the replacement cycle for its large customer base and grow its business in under-penetrated existing and new markets. Additionally, the acquisition of BOFA contributed sales of $1.5 million to Industrial Filtration Solutions. The increase in Special Applications sales was driven by sales of disk drive filters, reflecting temporary moderation in the secular declining hard disk drive market combined with share gains with certain customers, and growth in Membranes and Integrated Venting Solutions. The decline in Gas Turbine Systems sales reflects lower sales of replacement parts, partially offset by higher sales of new first-fit projects. While first-fit sales increased during the three-month period, sales of these products continue to be impacted by the Company's strategic decision to be more selective in pursuing new large-turbine projects combined with lower demand for new project installations.
Earnings before income taxes for the Industrial Products segment for the three months ended October 31, 2018 were $36.6 million, or 16.6% of Industrial Products' sales, an increase from 14.5% for the three months ended October 31, 2017. The earnings before income taxes percentage increase reflects a favorable mix of sales and benefits from price increases, combined with expense leverage on higher sales than the prior year.
Liquidity and Capital Resources
Cash provided by operating activities for the three months ended October 31, 2018 was $63.3 million, compared with $63.9 million for the three months ended October 31, 2017, a decrease of $0.6 million. Cash provided by operating activities was relatively flat compared with the same period in the prior fiscal year as higher earnings in the current year quarter were offset by increases in net working capital. The increases in net working capital were primarily driven by cash flows provided by accounts receivable, which decreased $24.9 million during the period.
Cash used in investing activities for the three months ended October 31, 2018 was $124.2 million, compared with $19.1 million for the three months ended October 31, 2017, an increase of $105.1 million. The increase resulted primarily from $96.0 million of net cash used for the BOFA acquisition and an increase in capital expenditures of $8.3 million to expand capacity and invest in technology.
Cash provided by financing activities for the three months ended October 31, 2018 was $61.3 million, compared with cash used in financial activities of $1.9 million for the three months ended October 31, 2017, an increase of $63.2 million. This increase is primarily due to a net increase in proceeds of long-term debt and short-term borrowings of $91.9 million, primarily due to funding needs for the acquisition of BOFA and the increased share repurchases.
Cash and cash equivalents as of October 31, 2018 was $199.9 million, compared with $204.7 million as of July 31, 2018. The Company has capacity of $419.6 million available for further borrowing under existing credit facilities as of October 31, 2018. The Company believes that the liquidity available from the combination of expected cash generated by operating activities, existing cash and available credit under existing credit facilities will be adequate to meet cash requirements for the next twelve months, including working capital needs, debt service obligations, payment of anticipated dividends, share repurchase activity, potential acquisitions and capital expenditures.
Accounts receivable, net as of October 31, 2018 was $542.4 million, compared with $534.6 million as of July 31, 2018, an increase of $7.8 million. Days sales outstanding increased to 69 days as of October 31, 2018, compared with 66 as of July 31, 2018. Days sales outstanding is calculated using the count back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance. These increases were driven by the change in the mix of sales to customers with longer payment terms.
Inventories, net as of October 31, 2018 was $360.5 million, compared with $334.1 million as of July 31, 2018, an increase of $26.4 million. Inventory turns were 5.3 times per year as of October 31, 2018, compared to 5.6 times per year as of July 31, 2018. Inventory turns are calculated by taking the annualized cost of sales based on the trailing three-month period divided by the average of the beginning and ending net inventory values of the three-month period. These changes were primarily driven by inventory increases across the regions to meet current and expected future customer demand given the sales momentum.
Long-term debt outstanding was $630.6 million as of October 31, 2018, compared with $499.6 million as of July 31, 2018, an increase of $131.0 million. This increase is primarily due to funding needs for the acquisition of BOFA, share repurchases and dividend payments. As of October 31, 2018, total debt, including long-term debt and short-term borrowings, represented 45.2% of total capitalization, defined as total debt plus total shareholders’ equity, compared with 38.8% as of July 31, 2018.
The Company guarantees 50% of certain debt of its joint venture, AFSI, as further discussed in Note 14 in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report.
New Accounting Standards Not Yet Adopted
For new accounting standards not yet adopted, refer to Note 1 in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report.
Critical Accounting Policies
The Company’s accounting policy for revenue recognition has been revised to conform with the newly adopted ASC 606 standard. Refer to Note 6 in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for more information on the impact of adoption of the new standard and the revenue recognition policy. There were no other material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2018.
SAFE HARBOR STATEMENT UNDER THE SECURITIES REFORM ACT OF 1995
The Company, through its management, may make forward-looking statements reflecting the Company’s current views with respect to future events and financial performance. These forward-looking statements, which may be included in reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Part I, Item 1A, "Risk Factors" of the Company’s Annual Report on Form 10-K for the year ended July 31, 2018, which could cause actual results to differ materially from historical results or those anticipated. The words or phrases “will likely result,” “are expected to,” “will continue,” “will allow,” “estimate,” “project,” “believe,” “expect,” “anticipate,” “forecast,” “plan” and similar expressions are intended to identify forward-looking statements within the meaning of Section 21e of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995 (PSLRA). In particular, the Company desires to take advantage of the protections of the PSLRA in connection with the forward-looking statements made in this Quarterly Report on Form 10-Q. All statements other than statements of historical fact are forward-looking statements. These statements do not guarantee future performance.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. In addition, the Company wishes to advise readers that the factors listed in Part I, Item 1A, "Risk Factors" of the Company’s Annual Report on Form 10-K for the year ended July 31, 2018, as well as other factors, could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed. These factors include, but are not limited to, economic and industrial market conditions worldwide; the Company's ability to maintain certain competitive advantages; threats from disruptive innovation; pricing pressures; the Company's ability to protect and enforce its intellectual property rights; the difficulties in operating globally; customer concentration in certain cyclical industries; unavailable raw materials or material cost inflation; inability of operations to meet customer demand; difficulties with information technology systems and security; foreign currency fluctuations; governmental laws and regulations; litigation; changes in tax laws and regulations and results of examinations; the Company's ability to attract and retain key personnel; changes in capital and credit markets; execution of the Company's acquisition strategy; the possibility of intangible asset impairment; the Company's ability to manage productivity improvements; unexpected events and the disruption on operations; the Company's ability to maintain an effective system of internal control over financial reporting and other factors included in Part I, Item 1A, "Risk Factors" of the Company’s Annual Report on Form 10-K for the year ended July 31, 2018. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in the reported market risk of the Company since July 31, 2018. See further discussion of these market risks in the Company’s Annual Report on Form 10-K for the year ended July 31, 2018.

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
Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
There are inherent risks and uncertainties associated with the Company’s global operations that involve the manufacturing and sale of products for highly demanding customer applications throughout the world. These risks and uncertainties could adversely affect the Company’s operating performances or financial condition. The “Risk Factors” section in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2018 outlines the risks and uncertainties that the Company believes are the most material to its business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
The following table summarizes information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the three months ended October 31, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
August 1 - August 31, 2018	1,042,736	$48.16	1,042,736	3,488,416
September 1 - September 30, 2018	276,130	52.48	244,472	3,243,944
October 1 - October 31, 2018	350,600	51.46	350,600	2,893,344
Total	1,669,466	$49.57	1,637,808	2,893,344

(1)
The Board of Directors has authorized the repurchase of up to 14.0 million shares of the Company's common stock. This repurchase authorization is effective until terminated by the Board of Directors. The Company had remaining authorization to repurchase 2.9 million shares under this plan. There were no repurchases of common stock made outside of the Company's current repurchase authorization during the three months ended October 31, 2018. However, the "Total Number of Shares Purchased" column of the table above includes 31,658 shares of previously owned shares tendered by option holders in payment of the exercise price of options during the quarter. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under stock-based awards to cover the withholding of taxes due as a result of exercising stock options or payment of stock-based awards.

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
10-A – Form of Restricted Stock Unit Award Agreement under the 2010 Master Stock Incentive Plan***
31-A – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31-B – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 – Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 – The following information from the Donaldson Company, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2018, as filed with the Securities and Exchange Commission, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

DONALDSON COMPANY, INC.
(Registrant)

Date: December 7, 2018	By:	/s/ Tod E. Carpenter
Tod E. Carpenter Chairman, President and Chief Executive Officer (duly authorized officer)

Date: December 7, 2018	By:	/s/ Scott J. Robinson
Scott J. Robinson Senior Vice President and Chief Financial Officer (principal financial officer)

Date: December 7, 2018	By:	/s/ Peter J. Keller
Peter J. Keller Corporate Controller (principal accounting officer)