Form 10-Q
period 2019-01-31
DONALDSON CO INC
filed 2019-03-06
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2019 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.
Commission File Number 1-7891
DONALDSON COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
☐ Yes ☒No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, $5 par value - 127,654,400 shares as of February 28, 2019.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Net sales	$703.7	$664.7	$1,405.1	$1,309.5
Cost of sales	478.3	445.8	941.3	866.3
Gross profit	225.4	218.9	463.8	443.2
Operating expenses	140.3	138.8	280.0	274.0
Operating income	85.1	80.1	183.8	169.2
Interest expense	5.3	5.1	9.5	10.3
Other income, net	(0.7)	(1.4)	(2.6)	(2.2)
Earnings before income taxes	80.5	76.4	176.9	161.1
Income taxes	20.4	129.3	43.0	153.1
Net earnings (loss)	$60.1	$(52.9)	$133.9	$8.0

Weighted average shares – basic	128.3	130.6	128.6	130.7
Weighted average shares – diluted	130.0	130.6	130.6	132.8
Net earnings (loss) per share – basic	$0.47	$(0.40)	$1.04	$0.06
Net earnings (loss) per share – diluted	$0.46	$(0.40)	$1.03	$0.06

Dividends paid per share	$0.19	$0.18	$0.38	$0.36

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Net earnings (loss)	$60.1	$(52.9)	$133.9	$8.0
Other comprehensive (loss) income:
Foreign currency translation income (loss)	23.7	55.5	(0.5)	50.4
Pension liability adjustment, net of deferred taxes of $(0.2), $(0.4), $(0.6) and $(0.9), respectively	0.5	0.2	2.1	1.0
Gain (loss) on hedging derivatives, net of deferred taxes of $0.0, $0.3, $(0.2) and $(0.9), respectively	—	(0.6)	0.5	1.7
Comprehensive income	$84.3	$2.2	$136.0	$61.1

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	January 31, 2019	July 31, 2018
Assets
Current assets:
Cash and cash equivalents	$191.2	$204.7
Accounts receivable, less allowance of $6.2 and $8.3, respectively	515.3	534.6
Inventories, net	365.6	334.1
Prepaid expenses and other current assets	85.6	52.3
Total current assets	1,157.7	1,125.7
Property, plant and equipment, net	552.5	509.3
Goodwill	310.5	238.4
Intangible assets, net	77.5	35.6
Deferred income taxes	15.4	19.2
Other long-term assets	52.7	48.4
Total assets	$2,166.3	$1,976.6

Liabilities and shareholders' equity
Current liabilities:
Short-term borrowings	$50.4	$28.2
Current maturities of long-term debt	15.6	15.3
Trade accounts payable	226.7	201.3
Other current liabilities	200.4	224.6
Total current liabilities	493.1	469.4
Long-term debt	632.5	499.6
Non-current income taxes payable	101.3	105.3
Deferred income taxes	14.8	4.2
Other long-term liabilities	38.9	40.3
Total liabilities	1,280.6	1,118.8

Commitments and contingencies (Note 15)
Redeemable non-controlling interest	13.1	—

Shareholders' equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued	758.2	758.2
Retained earnings	1,202.7	1,122.1
Non-controlling interest	5.2	4.8
Stock-compensation plans	21.1	21.3
Accumulated other comprehensive loss	(147.7)	(149.8)
Treasury stock, 24,097,437 and 22,871,145 shares, respectively, at cost	(966.9)	(898.8)
Total shareholders' equity	872.6	857.8
Total liabilities and shareholders' equity	$2,166.3	$1,976.6

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended January 31,
	2019	2018
Operating Activities
Net earnings	$133.9	$8.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	39.2	37.9
Deferred income taxes	4.9	7.0
Stock-based compensation expense	10.6	9.6
Other, net	(2.1)	(1.3)
Changes in operating assets and liabilities, excluding effect of acquired businesses	(43.7)	48.6
Net cash provided by operating activities	142.8	109.8

Investing Activities
Net expenditures on property, plant and equipment	(67.1)	(45.8)
Acquisitions, net of cash acquired	(96.0)	0.8
Net cash used in investing activities	(163.1)	(45.0)

Financing Activities
Proceeds from long-term debt	145.0	140.0
Repayments of long-term debt	(24.6)	(60.2)
Change in short-term borrowings	22.6	(4.1)
Purchase of treasury stock	(102.0)	(62.9)
Dividends paid	(48.7)	(46.8)
Tax withholding payments for stock compensation transactions	(3.6)	(2.2)
Exercise of stock options	17.3	13.6
Net cash provided by (used in) financing activities	6.0	(22.6)
Effect of exchange rate changes on cash	0.8	11.6
(Decrease) increase in cash and cash equivalents	(13.5)	53.8
Cash and cash equivalents, beginning of period	204.7	308.4
Cash and cash equivalents, end of period	$191.2	$362.2

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation The accompanying unaudited Condensed Consolidated Financial Statements of Donaldson Company, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of earnings, comprehensive income, financial position and cash flows have been included and are of a normal recurring nature. Operating results for the three and six month periods ended January 31, 2019 are not necessarily indicative of the results that may be expected for future periods. The year-end condensed consolidated balance sheet information was derived from the Company's audited financial statements but does not include all disclosures required by GAAP. For further information, refer to the Audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2018.
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
In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business (ASU 2017-01). The new guidance provides a more robust framework to use in determining when a set of assets and activities is a business. The amendments provide more consistency in applying the guidance, reduce the costs of application and make the definition of a business more operable. ASU 2017-01 was effective for the Company beginning in the first quarter of fiscal 2019. The Company adopted ASU 2017-01 in the first quarter of fiscal 2019 and it did not have a material impact on its Condensed Consolidated Financial Statements.
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715) (ASU 2017-07). The new guidance requires employers to disaggregate and present separately the current service cost component from the other components of net benefit cost within the consolidated statement of earnings. ASU 2017-07 was effective for the Company beginning in the first quarter of fiscal 2019. The Company adopted ASU 2017-07 in the first quarter of fiscal 2019 using the retrospective method. This resulted in a reclassification of net benefit costs in its Condensed Consolidated Statements of Earnings, with a decrease in operating income and a corresponding increase to other income, net of $1.5 million and $3.1 million for the three and six months ended January 31, 2018, respectively.
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
New Accounting Standards Not Yet Adopted In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), which requires lessees to recognize right-of-use assets and lease liabilities for substantially all leases. This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2020 on a modified retrospective basis. The Company has established a project team that is currently evaluating the population of leased assets from which to assess the impact of the adoption of ASU 2016-02 on its Consolidated Financial Statements.
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (ASU 2016-13). In November 2018, the FASB issued update ASU 2018-19 that clarifies the scope of the standard in the amendments in ASU 2016-13. This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Financial instruments impacted include accounts receivable, trade receivables, other financial assets measured at amortized cost and other off-balance sheet credit exposures. The new guidance is effective for the Company beginning in the first quarter of fiscal 2021, with early adoption permitted. The Company is evaluating the effect of ASU 2016-13 on its Consolidated Financial Statements.
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
Note 2. Acquisitions
On October 18, 2018, the Company acquired 88% of the shares of BOFA International LTD (BOFA), headquartered in the United Kingdom, for cash consideration of $98.2 million less cash acquired of $2.2 million. BOFA designs, develops and manufactures fume extraction systems across a wide range of industrial air filtration applications. The acquisition will allow Donaldson to accelerate its global growth in the fume collection business and add additional filtration technology to the Company's existing product lines. The fair values assigned to the acquired assets and liabilities assumed of BOFA were approximately $12.2 million of net tangible assets, $45.7 million of identifiable intangible assets, $73.6 million of goodwill, $8.1 million of deferred tax liabilities and $14.3 million of assumed debt. The assumed debt was repaid in October 2018. The identifiable intangible assets were related to customer relationships, patents, trademarks and technology and have estimated useful lives ranging from 5 to 15 years. The acquired intangible assets including goodwill are not deductible for tax purposes. The purchase price allocation is preliminary pending the outcome of the final valuation of the net assets acquired. The Company is reporting BOFA’s results of operations within the Industrial Products segment. Transaction costs were expensed as incurred and were not significant for the three and six months ended January 31, 2019.
The acquisition also provides call and put options that, if exercised by either the Company or the minority interest holders after a certain period of time, would obligate the Company to purchase the remaining 12% of the shares of BOFA at a price indexed to the performance of the acquired entity. Due to the redemption features, the minority interest holders’ value is classified as a redeemable non-controlling interest in the Company’s Condensed Consolidated Balance Sheets. The redeemable non-controlling interest was recorded at fair value at the date of acquisition and there were no significant changes to the $13.1 million carrying value during the three months ended January 31, 2019.
Pro forma financial information for this acquisition has not been presented because it is not material to the Company's consolidated results of operations.
Note 3. Supplemental Balance Sheet Information
The components of net inventories are as follows (in millions):

	January 31, 2019	July 31, 2018
Raw materials	$125.4	$128.7
Work in process	36.8	27.4
Finished products	203.4	178.0
Inventories, net	$365.6	$334.1

The components of net property, plant and equipment are as follows (in millions):

	January 31, 2019	July 31, 2018
Land	$24.4	$22.8
Buildings	315.2	310.8
Machinery and equipment	793.5	769.1
Computer software	140.3	132.6
Construction in progress	100.4	64.4
Less: accumulated depreciation	(821.3)	(790.4)
Property, plant and equipment, net	$552.5	$509.3
Note 4. Earnings Per Share
The Company’s basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of outstanding common shares. The Company’s diluted net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings (loss) per share calculations because their exercise prices are greater than the average market price of the Company’s common stock during those periods. All common share equivalents were excluded from the diluted net loss per share calculation for the three months ended January 31, 2018 because the Company incurred a net loss for the period. Options excluded from the diluted net earnings per share calculations were 0.9 million and 0.8 million for the three and six months ended January 31, 2019, respectively. Options excluded from the diluted net earnings (loss) per share calculations were 2.2 million and 0.1 million for the three and six months ended January 31, 2018, respectively.
The following table presents the information necessary to calculate basic and diluted net earnings (loss) per share (in millions, except per share amounts):

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Net earnings (loss) for basic and diluted earnings per share computation	$60.1	$(52.9)	$133.9	$8.0

Weighted average common shares outstanding:
Weighted average common shares – basic	128.3	130.6	128.6	130.7
Dilutive impact of share-based awards	1.7	—	2.0	2.1
Weighted average common shares – diluted	130.0	130.6	130.6	132.8

Net earnings (loss) per share – basic	$0.47	$(0.40)	$1.04	$0.06
Net earnings (loss) per share – diluted	$0.46	$(0.40)	$1.03	$0.06
Note 5. Goodwill and Other Intangible Assets
The following is a reconciliation of goodwill by reportable segment for the six months ended January 31, 2019 (in millions):

	Engine Products	Industrial Products	Total Goodwill
Balance as of July 31, 2018	$84.9	$153.5	$238.4
Goodwill acquired	—	73.6	73.6
Foreign exchange translation	(0.2)	(1.3)	(1.5)
Balance as of January 31, 2019	$84.7	$225.8	$310.5

The following is a reconciliation of net intangible asset classes for the six months ended January 31, 2019 (in millions):

Customer relationships and lists	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Balance as of July 31, 2018	$63.0	$(35.7)	$27.3
Intangibles acquired	38.9	—	38.9
Amortization expense	—	(2.6)	(2.6)
Foreign exchange translation	(0.5)	0.2	(0.3)
Balance as of January 31, 2019	$101.4	$(38.1)	$63.3

Patents, trademarks and technology
Balance as of July 31, 2018	$43.7	$(35.4)	$8.3
Intangibles acquired	6.8	—	6.8
Amortization expense	—	(0.9)	(0.9)
Foreign exchange translation	(0.6)	0.6	—
Balance as of January 31, 2019	$49.9	$(35.7)	$14.2
Total intangible assets, net	$151.3	$(73.8)	$77.5
Note 6. Revenue
The Company recognizes revenue on a wide range of filtration solutions sold to customers in many industries around the globe. The vast majority of the Company’s performance obligations within customer sales contracts are for manufactured filtration systems and replacement parts. The Company does perform limited services, such as nonrecurring engineering (NRE) and installation. Customer contracts may include multiple performance obligations and the transaction price is allocated to each distinct performance obligation based on its relative standalone selling price.
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
Due to the customized nature of some of the Company’s products, together with contractual provisions in certain customer contracts that provide the Company with an enforceable right to payment of the transaction price for performance completed to date, revenue is recognized for these contracts over time. For these contracts, the Company recognizes revenue on products by an output measure of production, which fairly depicts the amount of revenue the Company is entitled to. The timing of revenue recognized from these products is slightly accelerated compared to revenue recognized at the point in time of shipment or delivery. Revenue generated from NRE services is also satisfied over time and measured as contractual milestones are achieved, as this represents value transferred to the customer.
Incremental costs of obtaining a contract with a customer and other costs to fulfill a contract are required to be capitalized. The only such cost material to the Company is sales commission expense. The Company has elected to expense these costs of obtaining a contract as incurred when the related contract period is less than one year. The Company does not pay upfront sales commissions on contracts when the related contract period is greater than one year, thus has not capitalized any amounts as of January 31, 2019.

Revenue Disaggregation
Net sales disaggregated by geography based on the location where the customer's order was placed (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
United States	$289.4	$272.3	$594.5	$546.7
Europe, Middle East and Africa	207.4	192.0	403.7	376.8
Asia Pacific	149.3	148.0	296.6	280.1
Latin America	57.6	52.4	110.3	105.9
Total net sales	$703.7	$664.7	$1,405.1	$1,309.5
Net sales disaggregated by product group (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Engine Products segment
Off-Road	$79.0	$78.9	$155.2	$153.9
On-Road	42.8	35.2	88.7	68.5
Aftermarket	321.1	303.5	652.3	612.6
Aerospace and Defense	26.1	24.8	53.7	49.5
Engine Products segment net sales	469.0	442.4	949.9	884.5

Industrial Products segment
Industrial Filtration Solutions	164.6	145.1	314.0	279.6
Gas Turbine Systems	27.5	33.0	53.0	59.3
Special Applications	42.6	44.2	88.2	86.1
Industrial Products segment net sales	234.7	222.3	455.2	425.0

Total net sales	$703.7	$664.7	$1,405.1	$1,309.5
Contract Assets and Liabilities
The satisfaction of performance obligations and the resulting recognition of revenue typically corresponds with billing of the customer. In limited circumstances, the customer may be billed at a time later than when revenue is recognized, resulting in contract assets, which are reported in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Contract assets were $12.3 million as of January 31, 2019. In other limited circumstances, the Company will require a down payment from the customer prior to the satisfaction of performance obligations. This results in contract liabilities, or deferred revenue, which is reported in other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets, depending on when revenue is expected to be recognized. Contract liabilities were $12.6 million and $10.5 million as of January 31, 2019 and July 31, 2018, respectively.
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
These adjustments primarily related to certain contracts that qualify for revenue recognition over time under the new standard. This change does not have a material impact on revenue recognized during the six months ended January 31, 2019.
In addition, the adoption of ASC 606 impacted one set of contracts within the Engine Products segment in which Donaldson is now deemed to be the principal under the new standard because the Company has control through the manufacturing of products prior to the sale of those products to the customer. For these contracts, the previous practice of recognizing revenue on a net basis, in which the amount of net sales recorded is the net amount retained after paying product costs to suppliers, has changed under ASC 606 to recognizing revenue on a gross basis, in which the amount of net sales recorded is the gross amount received from the customer, with corresponding product costs recorded as cost of sales. This change did not result in a cumulative effect adjustment under the modified retrospective method of adoption since there is no impact to the timing of revenue recognition but it has increased net sales and cost of sales on a prospective basis. The increase in net sales and cost of sales for this change was $3.6 million and $8.7 million for the three and six months ended January 31, 2019, respectively.
Note 7. Warranty
The Company estimates warranty expense on certain products at the time of sale. The following is a reconciliation of warranty reserves, included in other current liabilities and other long-term liabilities, for the six months ended January 31, 2019 and 2018 (in millions):

	Six Months Ended January 31,
	2019	2018
Balance at beginning of period	$18.9	$14.6
Accruals for warranties issued during the reporting period	0.5	1.5
Accruals related to pre-existing warranties (including changes in estimates)	(1.7)	1.1
Less: settlements made during the period	(3.1)	(2.6)
Balance at end of period	$14.6	$14.6
There were no material specific warranty matters accrued for or significant settlements made in the six months ended January 31, 2019 or 2018. The Company’s warranty matters are not expected to have a material impact on the Company's results of operations, liquidity or financial position.
Note 8. Stock-Based Compensation
Stock-based compensation expense is recognized using the fair-value method for all awards. The Company determines the fair value of stock option awards using the Black-Scholes option pricing model. Options are granted whereby the option exercise price is equivalent to the market price of the Company's common stock at the date of grant. For the three and six months ended January 31, 2019, the Company recorded pretax stock-based compensation expense associated with stock options of $2.0 million and $6.9 million, respectively, and recorded $0.3 million and $1.4 million, respectively, of related tax benefits. For the three and six months ended January 31, 2018, the Company recorded pretax stock-based compensation expense associated with stock options of $1.7 million and $5.5 million, respectively, and recorded $0.1 million and $1.3 million, respectively, of related tax benefits. In addition, for the three and six months ended January 31, 2019, the Company recorded expense associated with performance-based awards of $1.3 million and $3.0 million, respectively. For the three and six months ended January 31, 2018, the Company recorded expense associated with performance-based awards of $1.0 million and $3.7 million, respectively.
The following table summarizes stock option activity during the six months ended January 31, 2019:

	Options Outstanding	Weighted Average Exercise Price
Outstanding as of July 31, 2018	6,785,812	$34.93
Granted	908,925	$58.02
Exercised	(794,462)	$24.12
Canceled	(34,772)	$49.81
Outstanding as of January 31, 2019	6,865,503	$39.16
The total intrinsic value of options exercised during the six months ended January 31, 2019 and 2018 was $23.1 million and $11.8 million, respectively. The weighted average fair value for options granted during the six months ended January 31, 2019 and 2018 was $12.27 and $9.29 per share, respectively.
The following table summarizes information concerning outstanding and exercisable options as of January 31, 2019:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price of Outstanding Options	Number Exercisable	Weighted Average Exercise Price of Exercisable Options
$ 0.00 to $27.69	352,833	0.92	$21.10	352,833	$21.10
$27.70 to $32.69	1,389,473	4.92	$28.57	1,380,940	$28.55
$32.70 to $37.69	1,243,171	3.54	$34.44	1,242,338	$34.44
$37.70 to $42.69	1,304,734	5.69	$40.35	1,261,134	$40.28
$42.70 and above	2,575,292	8.57	$49.02	882,543	$43.91
	6,865,503	5.98	$39.16	5,119,788	$35.00
As of January 31, 2019, the aggregate intrinsic value of options outstanding and exercisable was $65.7 million and $63.0 million, respectively.
As of January 31, 2019, there was $11.2 million of total unrecognized compensation expense related to non-vested stock options granted. This unvested expense is expected to be recognized during fiscal years 2019, 2020, 2021 and 2022.
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

Net periodic benefit costs for the Company’s pension plans include the following components (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Net periodic benefit costs:
Service cost	$1.5	$2.1	$3.0	$4.1
Interest cost	4.1	3.7	8.2	7.4
Expected return on assets	(6.7)	(6.6)	(13.3)	(13.1)
Prior service cost amortization	0.2	0.2	0.3	0.3
Actuarial loss amortization	1.1	1.1	2.2	2.3
Net periodic benefit costs	$0.2	$0.5	$0.4	$1.0
The Company’s general funding policy is to make at least the minimum required contributions as required by applicable regulations, plus any additional amounts that it determines to be appropriate. For the six months ended January 31, 2019, the Company made required contributions of $1.3 million to its non-qualified U.S. pension plans and $0.7 million to its non-U.S. pension plans. The estimated minimum funding requirement for the Company’s qualified U.S. plans for the plan year ending July 31, 2019 is $3.1 million. In accordance with the Pension Protection Act of 2006, this contribution obligation may be met with existing credit balances that resulted from payments above the minimum obligation in prior years. The Company has sufficient credit balances to meet the minimum obligation for the plan year ending July 31, 2019. The Company estimates it will contribute an additional $0.6 million to its non-U.S. pension plans during the remainder of fiscal 2019 based upon the local government prescribed funding requirements. Future estimates of the Company’s required pension plan contributions may change significantly depending on the actual rate of return on plan assets, discount rates and regulatory requirements.
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
Staff Accounting Bulletin 118 (SAB 118) includes additional guidance allowing companies to use a measurement period that should not extend beyond one year from the TCJA enactment date to account for the impacts of the law in their financial statements. Effective in the second quarter of fiscal 2019, the Company has completed its accounting for the income tax effects of the TCJA in accordance with SAB 118. There have been no material measurement period adjustments made during the six months ended January 31, 2019 from those amounts recorded and disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2018. If, in the future, Congress or the Department of Treasury provides legislative or regulatory updates, this could change the Company’s accounting for the TCJA in the period of the legislative or regulatory updates.
The Company has made the accounting policy election to treat taxes related to the Global Intangible Low-Taxed Income (GILTI) provision of the TCJA as a current period expense when incurred.
As of January 31, 2019, the gross unrecognized tax benefits were $19.5 million and accrued interest and penalties on these unrecognized tax benefits were $2.0 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. If the Company were to prevail on all unrecognized tax benefits recorded, substantially all of the unrecognized tax benefits would benefit the effective tax rate. With an average statute of limitations of approximately five years, up to $2.2 million of the unrecognized tax benefits could potentially expire in the next 12-month period, unless extended by an audit.
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
Note 11. Fair Value Measurements
As of January 31, 2019, the carrying values of cash and cash equivalents, accounts receivables, short-term borrowings and trade accounts payable approximate fair value because of the short-term nature of these instruments. As of January 31, 2019, the estimated fair value of long-term debt with fixed interest rates was $266.7 million compared to its carrying value of $275.0 million.

The fair value is estimated by discounting the projected cash flows using the rate at which similar amounts of debt could currently be borrowed. Long-term debt would be classified as Level 2 in the fair value hierarchy. The carrying values of long-term debt with variable interest rates approximate fair value.
Note 12. Shareholders' Equity
The Company’s Board of Directors authorized the repurchase of up to 14.0 million shares of common stock under the Company's stock repurchase plan. This repurchase authorization is effective until terminated by the Board of Directors. During the six months ended January 31, 2019, the Company repurchased 2.1 million shares for $102.0 million. As of January 31, 2019, the Company had remaining authorization to repurchase 2.4 million shares under this plan.
On January 25, 2019, the Company's Board of Directors declared a cash dividend in the amount of 19.0 cents per common share, payable February 28, 2019, to shareholders of record as of February 11, 2019.
Note 13. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component for the three months ended January 31, 2019 and 2018 are as follows (in millions):

	Foreign Currency Translation Adjustment	Pension Benefits		Derivative Financial Instruments		Total
Balance as of October 31, 2018, net of tax	$(90.3)	$(81.3)		$(0.3)		$(171.9)
Other comprehensive income before reclassifications and tax	23.7	—		0.1		23.8
Tax expense	—	—		—		—
Other comprehensive income before reclassifications, net of tax	23.7	—		0.1		23.8
Reclassifications, before tax	—	0.7		(0.1)		0.6
Tax expense	—	(0.2)		—		(0.2)
Reclassifications, net of tax	—	0.5	(1)	(0.1)	(2)	0.4
Other comprehensive income, net of tax	23.7	0.5		—		24.2
Balance as of January 31, 2019, net of tax	$(66.6)	$(80.8)		$(0.3)		$(147.7)

Balance as of October 31, 2017, net of tax	$(63.9)	$(94.3)		$(0.8)		$(159.0)
Other comprehensive income (loss) before reclassifications and tax	55.5	—		(0.4)		55.1
Tax benefit	—	—		0.1		0.1
Other comprehensive income (loss) before reclassifications, net of tax	55.5	—		(0.3)		55.2
Reclassifications, before tax	—	0.6		(0.5)		0.1
Tax (expense) benefit	—	(0.4)		0.2		(0.2)
Reclassifications, net of tax	—	0.2	(1)	(0.3)	(2)	(0.1)
Other comprehensive income (loss), net of tax	55.5	0.2		(0.6)		55.1
Balance as of January 31, 2018, net of tax	$(8.4)	$(94.1)		$(1.4)		$(103.9)

(1)
Primarily includes net amortization of prior service costs and actuarial losses included in net periodic benefit cost (see Note 9) that were reclassified from accumulated other comprehensive loss to operating expenses or cost of sales.

(2)	Relates to foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to other income, net.

Changes in accumulated other comprehensive loss by component for the six months ended January 31, 2019 and 2018 are as follows (in millions):

	Foreign Currency Translation Adjustment	Pension Benefits		Derivative Financial Instruments		Total
Balance as of July 31, 2018, net of tax	$(66.1)	$(82.9)		$(0.8)		$(149.8)
Other comprehensive (loss) income before reclassifications and tax	(0.5)	—		1.1		0.6
Tax expense	—	—		(0.3)		(0.3)
Other comprehensive (loss) income before reclassifications, net of tax	(0.5)	—		0.8		0.3
Reclassifications, before tax	—	2.7		(0.4)		2.3
Tax (expense) benefit	—	(0.6)		0.1		(0.5)
Reclassifications, net of tax	—	2.1	(1)	(0.3)	(2)	1.8
Other comprehensive (loss) income, net of tax	(0.5)	2.1		0.5		2.1
Balance as of January 31, 2019, net of tax	$(66.6)	$(80.8)		$(0.3)		$(147.7)

Balance as of July 31, 2017, net of tax	$(58.8)	$(95.1)		$(3.1)		$(157.0)
Other comprehensive income before reclassifications and tax	50.4	—		2.0		52.4
Tax expense	—	—		(0.7)		(0.7)
Other comprehensive income before reclassifications, net of tax	50.4	—		1.3		51.7
Reclassifications, before tax	—	1.9		0.6		2.5
Tax expense	—	(0.9)		(0.2)		(1.1)
Reclassifications, net of tax	—	1.0	(1)	0.4	(2)	1.4
Other comprehensive income, net of tax	50.4	1.0		1.7		53.1
Balance as of January 31, 2018, net of tax	$(8.4)	$(94.1)		$(1.4)		$(103.9)

(1)
Primarily includes net amortization of prior service costs and actuarial losses included in net periodic benefit cost (see Note 9) that were reclassified from accumulated other comprehensive loss to operating expenses or cost of sales.

(2)	Relates to foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to other income, net.
Note 14. Guarantees
The Company and Caterpillar Inc. equally own the shares of Advanced Filtration Systems Inc. (AFSI), an unconsolidated joint venture, and guarantee certain debt of the joint venture. As of January 31, 2019, AFSI had $36.8 million of outstanding debt, of which the Company guarantees half. In addition, during the three months ended January 31, 2019 and 2018, the Company recorded a loss of $0.1 million and earnings of $0.4 million, respectively, from this equity method investment. During the six months ended January 31, 2019 and 2018, the Company recorded a loss of $0.3 million and earnings of $0.5 million, respectively, from this equity method investment. During the three months ended January 31, 2019 and 2018, the Company recorded royalty income related to AFSI of $1.6 million and $1.7 million, respectively, in other income, net. During the six months ended January 31, 2019 and 2018, the Company recorded royalty income related to AFSI of $3.3 million and $3.6 million, respectively, in other income, net.
As of January 31, 2019 and July 31, 2018, the Company had a contingent liability for standby letters of credit totaling $11.2 million and $8.2 million, respectively, that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of contract terms as detailed in each letter of credit. As of January 31, 2019 and July 31, 2018, there were no amounts drawn upon these letters of credit.
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
Segment detail is summarized as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Net sales
Engine Products segment	$469.0	$442.4	$949.9	$884.5
Industrial Products segment	234.7	222.3	455.2	425.0
Total	$703.7	$664.7	$1,405.1	$1,309.5

Earnings before income taxes (1)
Engine Products segment	$53.2	$53.9	$117.1	$116.6
Industrial Products segment	32.2	31.9	68.8	61.3
Corporate and Unallocated	(4.9)	(9.4)	(9.0)	(16.8)
Total	$80.5	$76.4	$176.9	$161.1

(1)	Prior period amounts have been reclassified to conform with the adoption of ASU 2017-07. Refer to Note 1 for further information on the adoption.
There were no customers that accounted for over 10% of net sales for the three and six months ended January 31, 2019 or 2018. There were no customers that accounted for over 10% of gross accounts receivable as of January 31, 2019 or July 31, 2018.

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
Consolidated Results of Operations
Three months ended January 31, 2019 compared with three months ended January 31, 2018
Operating results for the three months ended January 31, 2019 and 2018 are as follows (in millions):

	Three Months Ended January 31,
	2019	% of sales	2018	% of sales
Net sales	$703.7		$664.7
Cost of sales	478.3	68.0%	445.8	67.1%
Gross profit	225.4	32.0%	218.9	32.9%
Operating expenses	140.3	19.9%	138.8	20.9%
Operating income	85.1	12.1%	80.1	12.1%
Interest expense	5.3	0.8%	5.1	0.8%
Other income, net	(0.7)	(0.1)%	(1.4)	(0.2)%
Earnings before income taxes	80.5	11.4%	76.4	11.5%
Income taxes	20.4	2.9%	129.3	19.5%
Net earnings (loss)	$60.1	8.5%	$(52.9)	(8.0)%
Net earnings for the three months ended January 31, 2019 were $60.1 million, compared with a net loss of $52.9 million for the three months ended January 31, 2018, an increase of $113.0 million. Included in net loss for the prior year quarter was a provisional tax charge of $109.7 million related to TCJA, which was enacted into law during that quarter. See Note 10 in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for additional information on the impact of TCJA.
Net sales for the three months ended January 31, 2019 were $703.7 million, compared with $664.7 million for the three months ended January 31, 2018, an increase of $39.0 million, or 5.9%. Net sales increased $26.6 million, or 6.0%, in the Engine Products segment and increased $12.4 million, or 5.6%, in the Industrial Products segment compared with the same period in the prior fiscal year. Refer to the Segment Results of Operations section for further discussion on the Engine Products and Industrial Products segments. Net sales for the three months ended January 31, 2019 were negatively impacted by foreign currency translation, which decreased net sales by $17.8 million compared with the same period in the prior fiscal year.
Cost of sales for the three months ended January 31, 2019 was $478.3 million, compared with $445.8 million for the three months ended January 31, 2018, an increase of $32.5 million, or 7.3%. Gross margin for the current year quarter was 32.0%, compared with 32.9% during the same period in the prior fiscal year. Gross margin was negatively impacted by higher raw materials and supply chain costs, combined with an unfavorable mix of sales, partially offset by pricing benefits.
Operating expenses for the three months ended January 31, 2019 were $140.3 million, compared with $138.8 million for the three months ended January 31, 2018, an increase of $1.5 million, or 1.1%. As a percent of net sales, operating expenses for the current year quarter were 19.9%, compared with 20.9% during the same period in the prior fiscal year. The decrease in operating expenses as a percentage of sales reflects lower incentive compensation expense and leverage on increasing sales, partially offset by higher salary expense.
Other income, net for the three months ended January 31, 2019 was $0.7 million, compared with $1.4 million for the three months ended January 31, 2018, a decrease of $0.7 million. The decrease was primarily driven by a decrease in joint venture performance in the current year quarter compared with the prior year quarter. Interest expense was $5.3 million for the three months ended January 31, 2019, compared with $5.1 million for the three months ended January 31, 2018, an increase of $0.2 million, or 6.1%. The increase is primarily due to the higher average level of debt outstanding in the current year quarter compared with the prior year quarter.
The effective tax rate for the three months ended January 31, 2019 was 25.3%, compared with 169.2% for the three months ended January 31, 2018. The effective tax rate for the three months ended January 31, 2019 included a net discrete tax expense of $0.4 million related to the TCJA one-time adjustments and ongoing TCJA-based global cash optimization initiatives. The effective tax rate for the three months ended January 31, 2018 included a net discrete tax expense of $109.7 million related to one-time adjustments for the enactment of the TCJA. Excluding the impact of the TCJA adjustments, the effective tax rate for the three months ended January 31, 2019 was 24.8%, compared with 25.7% for the three months ended January 31, 2018.
The decrease in the effective tax rate between periods was primarily due to the reduced U.S. corporate tax rate as provided by the TCJA, partially offset by the non-recurring net discrete tax benefits recorded in the prior year for the estimated impact of the TCJA enactment. Refer to Note 10 in the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this report for further discussion of the TCJA.
Six months ended January 31, 2019 compared with six months ended January 31, 2018
Operating results for the six months ended January 31, 2019 and 2018 are as follows (in millions):

	Six Months Ended January 31,
	2019	% of sales	2018	% of sales
Net sales	$1,405.1		$1,309.5
Cost of sales	941.3	67.0%	866.3	66.2%
Gross profit	463.8	33.0%	443.2	33.8%
Operating expenses	280.0	19.9%	274.0	20.9%
Operating income	183.8	13.1%	169.2	12.9%
Interest expense	9.5	0.7%	10.3	0.8%
Other income, net	(2.6)	(0.2)%	(2.2)	(0.2)%
Earnings before income taxes	176.9	12.6%	161.1	12.3%
Income taxes	43.0	3.1%	153.1	11.7%
Net earnings	$133.9	9.5%	$8.0	0.6%
Net earnings for the six months ended January 31, 2019 were $133.9 million, compared with net earnings of $8.0 million for the six months ended January 31, 2018, an increase of $125.9 million. Included in net loss for the prior year period was a provisional tax charge of $109.7 million related to TCJA, which was enacted into law during that period. See Note 10 in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for additional information on the impact of TCJA.
Net sales for the six months ended January 31, 2019 were $1,405.1 million, compared with $1,309.5 million for the six months ended January 31, 2018, an increase of $95.6 million, or 7.3%. Net sales increased $65.4 million, or 7.4%, in the Engine Products segment and increased $30.2 million, or 7.1%, in the Industrial Products segment compared with the same period in the prior fiscal year. Refer to the Segment Results of Operations section for further discussion on the Engine Products and Industrial Products segments. Net sales for the six months ended January 31, 2019 were negatively impacted by foreign currency translation, which decreased net sales by $30.4 million compared with the same period in the prior fiscal year.
Cost of sales for the six months ended January 31, 2019 was $941.3 million, compared with $866.3 million for the six months ended January 31, 2018, an increase of $75.0 million, or 8.7%. Gross margin for the current year period was 33.0%, compared with 33.8% during the same period in the prior fiscal year. Gross margin was negatively impacted by higher raw materials and supply chain costs, combined with an unfavorable mix of sales, partially offset by pricing benefits.
Operating expenses for the six months ended January 31, 2019 were $280.0 million, compared with $274.0 million for the six months ended January 31, 2018, an increase of $6.0 million, or 2.2%. As a percent of net sales, operating expenses for the current year quarter were 19.9%, compared with 20.9% during the same period in the prior fiscal year. The decrease in operating expenses as a percentage of sales reflects leverage on increasing sales and lower incentive compensation costs.
Other income, net for the six months ended January 31, 2019 was $2.6 million, compared with $2.2 million for the six months ended January 31, 2018, an increase of $0.4 million. Lower losses on foreign exchange in the current year compared with the prior year contributed to this increase. Interest expense was $9.5 million for the six months ended January 31, 2019, compared with $10.3 million for the six months ended January 31, 2018, a decrease of $0.8 million, or 7.6%. The decrease is primarily due to a decrease in interest rates of certain variable rate long-term debt in the current year compared with the prior year.
The effective tax rate for the six months ended January 31, 2019 was 24.3%, compared with 95.0% for the six months ended January 31, 2018. The effective tax rate for the six months ended January 31, 2019 included a net discrete tax benefit of $0.4 million related to the TCJA one-time adjustments and ongoing TCJA-based global cash optimization initiatives. The effective tax rate for the six months ended January 31, 2018 included a net discrete tax expense of $109.7 million related to TCJA one-time adjustments. Excluding the impact of the TCJA adjustments, the effective tax rate for the six months ended January 31, 2019 was 24.5%, compared with 26.9% for the six months ended January 31, 2018.
The decrease in the effective tax rate between periods was primarily due to the reduced U.S. corporate tax rate as provided by the TCJA and higher excess tax benefits on stock-based compensation, partially offset by other matters related to the TCJA including the repeal of the U.S. manufacturing deduction and a discrete tax expense associated with changes to the deduction for executive compensation. Refer to Note 10 in the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this report for further discussion of the TCJA.
Segment Results of Operations
Net sales and earnings before income taxes for the Engine Products and Industrial Products segments are summarized as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Net sales:
Engine Products segment	$469.0	$442.4	$949.9	$884.5
Industrial Products segment	234.7	222.3	455.2	425.0
Total	$703.7	$664.7	$1,405.1	$1,309.5

Earnings before income taxes:
Engine Products segment	$53.2	$53.9	$117.1	$116.6
Industrial Products segment	32.2	31.9	68.8	61.3
Corporate and Unallocated (1)	(4.9)	(9.4)	(9.0)	(16.8)
Total	$80.5	$76.4	$176.9	$161.1

(1)	Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, such as interest expense.

Engine Products Segment
The following is a summary of net sales by product group within the Company's Engine Products segment (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Engine Products segment
Off-Road	$79.0	$78.9	$155.2	$153.9
On-Road	42.8	35.2	88.7	68.5
Aftermarket	321.1	303.5	652.3	612.6
Aerospace and Defense	26.1	24.8	53.7	49.5
Engine Products segment net sales	$469.0	$442.4	$949.9	$884.5

Engine Products segment earnings before income taxes	$53.2	$53.9	$117.1	$116.6
Net sales for the Engine Products segment for the three months ended January 31, 2019 were $469.0 million, compared with $442.4 million for the three months ended January 31, 2018, an increase of $26.6 million, or 6.0%. Net sales for the Engine Products segment were negatively impacted by foreign currency translation, which decreased net sales by $11.7 million compared with the prior fiscal quarter. The increase in Engine Products sales was driven by increases in Aftermarket of 5.8%, On-Road of 22.0% and Aerospace and Defense of 5.0%. Off-Road sales were flat compared with the prior fiscal quarter. Within Aftermarket, sales benefited from favorable market conditions and end-user demand, combined with growth in innovative product categories, including both air and liquid filtration products. The increase in On-Road sales reflects favorable conditions for heavy-duty truck production, primarily in the U.S., combined with benefits from new first-fit program wins within the U.S. and other regions. The sales increase within Aerospace and Defense was due to strong Defense sales, reflecting sales of new equipment and replacement parts. Market conditions for Off-Road heavy-duty equipment were mixed across the Company’s primary end markets and geographies, while sales of innovative products remained strong, particularly in fuel filtration.
Earnings before income taxes for the Engine Products segment for the three months ended January 31, 2019 were $53.2 million, or 11.3% of Engine Products' sales, a decrease from 12.2% for the three months ended January 31, 2018. The decrease is primarily due to higher raw materials and supply chain costs combined with an unfavorable mix of sales, partially offset by price increases and operating expense leverage on higher sales than the prior year.
Net sales for the Engine Products segment for the six months ended January 31, 2019 were $949.9 million, compared with $884.5 million for the six months ended January 31, 2018, an increase of $65.4 million, or 7.4%. Net sales for the Engine Products segment were negatively impacted by foreign currency translation, which decreased net sales by $21.2 million compared with the same period in the prior fiscal year. The increase in Engine Products sales was driven by increases in Aftermarket of 6.5%, On-Road of 29.6%, Aerospace and Defense of 8.3% and Off-Road of 0.8%. Within Aftermarket, sales benefited from favorable market conditions and end-user demand, combined with growth in innovative product categories, including both air and liquid filtration products. The increase in On-Road sales reflects favorable conditions for heavy-duty truck production, primarily in the U.S., combined with benefits from new first-fit program wins within the U.S. and other regions. The sales increase within Aerospace and Defense was due to strong Defense sales, reflecting sales of new equipment and replacement parts. Market conditions for Off-Road heavy-duty equipment were mixed across the Company’s primary end markets and geographies, while sales of innovative products remained strong, particularly in fuel filtration.
Earnings before income taxes for the Engine Products segment for the six months ended January 31, 2019 were $117.1 million, or 12.3% of Engine Products' sales, a decrease from 13.2% for the six months ended January 31, 2018. The decrease is primarily due to higher raw materials and supply chain costs combined with an unfavorable mix of sales, partially offset by price increases and operating expense leverage on higher sales than the prior year.

Industrial Products Segment
The following is a summary of net sales by product group within the Company's Industrial Products segment (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Industrial Products segment:
Industrial Filtration Solutions	$164.6	$145.1	$314.0	$279.6
Gas Turbine Systems	27.5	33.0	53.0	59.3
Special Applications	42.6	44.2	88.2	86.1
Industrial Products segment net sales	$234.7	$222.3	$455.2	$425.0

Industrial Products segment earnings before income taxes	$32.2	$31.9	$68.8	$61.3
Net sales for the Industrial Products segment for the three months ended January 31, 2019 were $234.7 million, compared with $222.3 million for the three months ended January 31, 2018, an increase of $12.4 million, or 5.6%. Net sales for the Industrial Products segment were negatively impacted by foreign currency translation, which decreased net sales by $6.1 million compared with the prior year quarter. The increase in Industrial Products sales was driven by an increase in Industrial Filtration Solutions of 13.5%, partially offset by decreases in Gas Turbine Systems of 16.7% and Special Applications of 3.6%. The increase in Industrial Filtration Solutions sales included benefits from the acquisition of BOFA, which contributed sales of $9.5 million. Additionally, Industrial Filtration Solutions also benefitted from growth in sales of new equipment and replacement parts, reflecting favorable market conditions combined with the Company’s efforts to grow its business in under-penetrated existing and new markets. The decline in Gas Turbine Systems sales reflects lower sales of first-fit projects and replacement parts, reflecting mixed conditions across geographies, including lower demand for new project installations, combined with the continued impact from the Company's strategic decision to be more selective in pursuing new large-turbine projects. The decrease in Special Applications sales was driven by sales of disk drive filters, reflecting the impact from the secular trends in this market, partially offset by growth in Membranes, Semiconductor and Integrated Venting Solutions.
Earnings before income taxes for the Industrial Products segment for the three months ended January 31, 2019 were $32.2 million, or 13.7% of Industrial Products' sales, a decrease from 14.3% for the three months ended January 31, 2018. The earnings before income taxes percentage decrease reflects an unfavorable mix of sales and BOFA start-up costs.
Net sales for the Industrial Products segment for the six months ended January 31, 2019 were $455.2 million, compared with $425.0 million for the six months ended January 31, 2018, an increase of $30.2 million, or 7.1%. Net sales for the Industrial Products segment were negatively impacted by foreign currency translation, which decreased net sales by $9.2 million compared with the same period in the prior fiscal year. The increase in Industrial Products sales was driven by increases in Industrial Filtration Solutions of 12.3% and Special Applications of 2.4%, partially offset by a decrease in Gas Turbine Systems of 10.6%. The increase in Industrial Filtration Solutions sales was driven by growth in sales of both new equipment and replacement parts, reflecting favorable market conditions combined with the Company’s efforts to grow its business in under-penetrated existing and new markets. Additionally, the acquisition of BOFA contributed sales of $11.0 million to Industrial Filtration Solutions. The increase in Special Applications sales was driven by Membranes, Semiconductor and Integrated Venting Solutions, partially offset by declining sales of disk drive filters, reflecting the impact from the secular trends in this market. The decline in Gas Turbine Systems sales reflects lower sales of first-fit projects and replacement parts, reflecting mixed conditions across geographies, including lower demand for new project installations, combined with the continued impact from the Company's strategic decision to be more selective in pursuing new large-turbine projects.
Earnings before income taxes for the Industrial Products segment for the six months ended January 31, 2019 were $68.8 million, or 15.1% of Industrial Products' sales, an increase from 14.4% for the six months ended January 31, 2018. The earnings before income taxes percentage increase reflects a favorable mix of sales and benefits from price increases, combined with expense leverage on higher sales than the prior year, slightly offset by BOFA start-up costs.
Liquidity and Capital Resources
Cash provided by operating activities for the six months ended January 31, 2019 was $142.8 million, compared with $109.8 million for the six months ended January 31, 2018, an increase of $33.0 million. The increase in cash provided by operating activities was primarily driven by higher earnings in the current year (excluding the tax charges relating to TCJA) and changes in net working capital. The changes in net working capital were primarily driven by cash flows provided by accounts receivable, which increased $20.5 million during the period. The increase in cash flows provided by accounts receivable was attributable to the improvement in days sales outstanding, which decreased from 69 days as of January 31, 2018 to 66 days as of January 31, 2019.
Cash used in investing activities for the six months ended January 31, 2019 was $163.1 million, compared with $45.0 million for the six months ended January 31, 2018, an increase of $118.1 million. The increase resulted primarily from $96.0 million of net cash used for the BOFA acquisition and an increase in capital expenditures of $21.3 million to expand capacity and invest in technology.
Cash provided by financing activities for the six months ended January 31, 2019 was $6.0 million, compared with cash used in financing activities of $22.6 million for the six months ended January 31, 2018, an increase in cash provided by financing activities of $28.6 million. This increase is primarily due to a net increase in proceeds of long-term debt and short-term borrowings of $67.3 million, primarily due to funding needs for the acquisition of BOFA and the increased share repurchases.
Cash and cash equivalents as of January 31, 2019 was $191.2 million, compared with $204.7 million as of July 31, 2018. The Company has capacity of $426.8 million available for further borrowing under existing credit facilities as of January 31, 2019. The Company believes that the liquidity available from the combination of expected cash generated by operating activities, existing cash and available credit under existing credit facilities will be adequate to meet cash requirements for the next twelve months, including working capital needs, debt service obligations, payment of anticipated dividends, share repurchase activity, potential acquisitions and capital expenditures.
Accounts receivable, net as of January 31, 2019 was $515.3 million, compared with $534.6 million as of July 31, 2018, a decrease of $19.3 million. Days sales outstanding was flat at 66 days as of January 31, 2019 and as of July 31, 2018. Days sales outstanding is calculated using the count back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
Inventories, net as of January 31, 2019 was $365.6 million, compared with $334.1 million as of July 31, 2018, an increase of $31.5 million. Inventory turns were 5.3 times per year as of January 31, 2019, compared to 5.6 times per year as of July 31, 2018. Inventory turns are calculated by taking the annualized cost of sales based on the trailing three-month period divided by the average of the beginning and ending net inventory values of the three-month period. The inventory increase was spread across all the major regions, primarily driven by the impact from capacity constraints related to meeting higher levels of customer demand.
Long-term debt outstanding was $632.5 million as of January 31, 2019, compared with $499.6 million as of July 31, 2018, an increase of $132.9 million. This increase is primarily due to funding needs for the acquisition of BOFA, share repurchases and capital expenditures. As of January 31, 2019, total debt, including long-term debt and short-term borrowings, represented 44.5% of total capitalization, defined as total debt plus total shareholders’ equity, compared with 38.8% as of July 31, 2018.
The Company guarantees 50% of certain debt of its joint venture, AFSI, as further discussed in Note 14 in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report.
New Accounting Standards Not Yet Adopted
For new accounting standards not yet adopted, refer to Note 1 in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report.
Critical Accounting Policies
The Company’s accounting policy for revenue recognition has been revised to conform with the adoption of the ASC 606 standard. Refer to Note 6 in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for more information on the impact of adoption of the new standard and the revenue recognition policy. There were no other material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2018.

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
Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Repurchases of Equity Securities
The following table summarizes information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the three months ended January 31, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
November 1 - November 30, 2018	—	$—	—	2,893,344
December 1 - December 31, 2018	450,000	46.87	450,000	2,443,344
January 1 - January 31, 2019	—	—	—	2,443,344
Total	450,000	$46.87	450,000	2,443,344

(1)
The Board of Directors has authorized the repurchase of up to 14.0 million shares of the Company's common stock. This repurchase authorization is effective until terminated by the Board of Directors. The Company had remaining authorization to repurchase 2.4 million shares under this plan. There were no repurchases of common stock made outside of the Company's current repurchase authorization during the three months ended January 31, 2019. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under stock-based awards to cover the withholding of taxes due as a result of exercising stock options or payment of stock-based awards.

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
10-A – Compensation Plan for Non-Employee Directors***
31-A – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31-B – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 – Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 – The following information from the Donaldson Company, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2019, as filed with the Securities and Exchange Commission, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

DONALDSON COMPANY, INC.
(Registrant)

Date: March 6, 2019	By:	/s/ Tod E. Carpenter
Tod E. Carpenter Chairman, President and Chief Executive Officer (duly authorized officer)

Date: March 6, 2019	By:	/s/ Scott J. Robinson
Scott J. Robinson Senior Vice President and Chief Financial Officer (principal financial officer)

Date: March 6, 2019	By:	/s/ Peter J. Keller
Peter J. Keller Corporate Controller (principal accounting officer)