Form 10-Q
period 2019-04-30
DONALDSON CO INC
filed 2019-06-07
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2019 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.
Commission File Number 1-7891
DONALDSON COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1400 West 94th Street
Minneapolis, Minnesota 55431
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (952) 887-3131
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $5.00 par value	DCI	New York Stock Exchange
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
☐ Yes ☒No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, $5 par value - 127,527,035 shares as of May 31, 2019.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Net sales	$712.8	$700.0	$2,117.9	$2,009.5
Cost of sales	472.1	460.2	1,413.4	1,326.5
Gross profit	240.7	239.8	704.5	683.0
Operating expenses	140.7	140.2	420.7	414.2
Operating income	100.0	99.6	283.8	268.8
Interest expense	5.2	5.4	14.7	15.7
Other income, net	(4.7)	(4.8)	(7.3)	(7.0)
Earnings before income taxes	99.5	99.0	276.4	260.1
Income taxes	24.3	29.1	67.3	182.2
Net earnings	$75.2	$69.9	$209.1	$77.9

Weighted average shares – basic	128.2	130.1	128.5	130.5
Weighted average shares – diluted	130.0	131.9	130.4	132.5
Net earnings per share – basic	$0.59	$0.54	$1.63	$0.60
Net earnings per share – diluted	$0.58	$0.53	$1.60	$0.59

Dividends paid per share	$0.19	$0.18	$0.57	$0.54

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Net earnings	$75.2	$69.9	$209.1	$77.9
Other comprehensive income:
Foreign currency translation (loss) income	(11.9)	(23.2)	(12.4)	27.2
Pension liability adjustment, net of deferred taxes of $(0.5), $(0.6), $(1.1) and $(1.5), respectively	1.2	1.6	3.3	2.6
(Loss) gain on hedging derivatives, net of deferred taxes of $0.1, $(0.6), $(0.1) and $(1.5), respectively	(0.2)	1.1	0.3	2.8
Comprehensive income	$64.3	$49.4	$200.3	$110.5

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	April 30, 2019	July 31, 2018
Assets
Current assets:
Cash and cash equivalents	$203.8	$204.7
Accounts receivable, less allowance of $5.7 and $8.3, respectively	534.3	534.6
Inventories, net	359.5	334.1
Prepaid expenses and other current assets	76.0	52.3
Total current assets	1,173.6	1,125.7
Property, plant and equipment, net	569.8	509.3
Goodwill	308.8	238.4
Intangible assets, net	74.9	35.6
Deferred income taxes	14.7	19.2
Other long-term assets	64.1	48.4
Total assets	$2,205.9	$1,976.6

Liabilities and shareholders' equity
Current liabilities:
Short-term borrowings	$50.3	$28.2
Current maturities of long-term debt	0.3	15.3
Trade accounts payable	238.7	201.3
Other current liabilities	157.1	224.6
Total current liabilities	446.4	469.4
Long-term debt	644.4	499.6
Non-current income taxes payable	98.6	105.3
Deferred income taxes	19.0	4.2
Other long-term liabilities	39.7	40.3
Total liabilities	1,248.1	1,118.8

Commitments and contingencies (Note 15)
Redeemable non-controlling interest	12.9	—

Shareholders' equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued	758.2	758.2
Retained earnings	1,276.0	1,122.1
Non-controlling interest	5.2	4.8
Stock-compensation plans	22.3	21.3
Accumulated other comprehensive loss	(158.6)	(149.8)
Treasury stock, 23,866,959 and 22,871,145 shares, respectively, at cost	(958.2)	(898.8)
Total shareholders' equity	944.9	857.8
Total liabilities and shareholders' equity	$2,205.9	$1,976.6

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended April 30,
	2019	2018
Operating Activities
Net earnings	$209.1	$77.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	59.8	57.4
Deferred income taxes	8.8	16.7
Stock-based compensation expense	13.8	13.3
Other, net	(8.5)	(36.8)
Changes in operating assets and liabilities, excluding effect of acquired businesses	(59.8)	30.2
Net cash provided by operating activities	223.2	158.7

Investing Activities
Net expenditures on property, plant and equipment	(112.4)	(73.1)
Acquisitions, net of cash acquired	(96.0)	0.8
Net cash used in investing activities	(208.4)	(72.3)

Financing Activities
Proceeds from long-term debt	145.0	165.0
Repayments of long-term debt	(24.8)	(65.3)
Change in short-term borrowings	22.9	(18.0)
Purchase of treasury stock	(104.4)	(107.7)
Dividends paid	(72.9)	(70.2)
Tax withholding payments for stock compensation transactions	(4.1)	(2.5)
Exercise of stock options	24.6	14.6
Net cash used in financing activities	(13.7)	(84.1)
Effect of exchange rate changes on cash	(2.0)	6.6
(Decrease) increase in cash and cash equivalents	(0.9)	8.9
Cash and cash equivalents, beginning of period	204.7	308.4
Cash and cash equivalents, end of period	$203.8	$317.3

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In millions, except per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Stock Compensation Plans	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance July 31, 2018	$758.2	$—	$1,122.1	$4.8	$21.3	$(149.8)	$(898.8)	$857.8
Net earnings			73.8					73.8
Other comprehensive loss						(22.1)		(22.1)
Treasury stock acquired							(80.9)	(80.9)
Dividends declared			0.2					0.2
Stock compensation and other activity			(3.5)		(0.1)		29.2	25.6
Balance October 31, 2018	758.2	—	1,192.6	4.8	21.2	(171.9)	(950.5)	854.4
Net earnings			60.1					60.1
Other comprehensive income						24.2		24.2
Treasury stock acquired							(21.1)	(21.1)
Dividends declared ($0.38 per share)			(48.6)					(48.6)
Stock compensation and other activity			(1.4)	0.4	(0.1)		4.7	3.6
Balance January 31, 2019	758.2	—	1,202.7	5.2	21.1	(147.7)	(966.9)	872.6
Net earnings			75.2					75.2
Other comprehensive loss						(10.9)		(10.9)
Treasury stock acquired							(2.4)	(2.4)
Dividends declared			0.1					0.1
Stock compensation and other activity			(2.0)		1.2		11.1	10.3
Balance April 30, 2019	$758.2	$—	$1,276.0	$5.2	$22.3	$(158.6)	$(958.2)	$944.9

Balance July 31, 2017	$758.2	$—	$1,041.2	$4.4	$15.7	$(157.0)	$(808.0)	$854.5
Net earnings			60.9					60.9
Other comprehensive loss						(2.0)		(2.0)
Treasury stock acquired							(42.6)	(42.6)
Dividends declared			0.2					0.2
Stock compensation and other activity		0.8	(0.1)	0.3	2.3		6.7	10.0
Balance October 31, 2017	758.2	0.8	1,102.2	4.7	18.0	(159.0)	(843.9)	881.0
Net loss			(52.9)					(52.9)
Other comprehensive income						55.1		55.1
Treasury stock acquired							(20.2)	(20.2)
Dividends declared ($0.36 per share)			(46.9)					(46.9)
Stock compensation and other activity		(0.8)	(3.6)	(0.1)	(0.4)		15.7	10.8
Balance January 31, 2018	758.2	—	998.8	4.6	17.6	(103.9)	(848.4)	826.9
Net earnings			69.9					69.9
Other comprehensive loss						(20.5)		(20.5)
Treasury stock acquired							(44.9)	(44.9)
Dividends declared			0.1					0.1
Stock compensation and other activity			0.9	0.1	1.8		2.1	4.9
Balance April 30, 2018	$758.2	$—	$1,069.7	$4.7	$19.4	$(124.4)	$(891.2)	$836.4

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation The accompanying unaudited Condensed Consolidated Financial Statements of Donaldson Company, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of earnings, comprehensive income, financial position, cash flows and shareholders' equity have been included and are of a normal recurring nature. Operating results for the three and nine month periods ended April 30, 2019 are not necessarily indicative of the results that may be expected for future periods. The year-end condensed consolidated balance sheet information was derived from the Company's audited financial statements but does not include all disclosures required by GAAP. For further information, refer to the Audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2018.
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
In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business (ASU 2017-01). The new guidance provides a more robust framework to use in determining when a set of assets and activities is a business. The amendments provide more consistency in applying the guidance, reduce the costs of application and make the definition of a business more operable. ASU 2017-01 was effective for the Company beginning in the first quarter of fiscal 2019. The Company adopted ASU 2017-01 in the first quarter of fiscal 2019 and it did not have a material impact on its Consolidated Financial Statements.
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715) (ASU 2017-07). The new guidance requires employers to disaggregate and present separately the current service cost component from the other components of net benefit cost within the consolidated statement of earnings. ASU 2017-07 was effective for the Company beginning in the first quarter of fiscal 2019. The Company adopted ASU 2017-07 in the first quarter of fiscal 2019 using the retrospective method. This resulted in a reclassification of net benefit costs in its Consolidated Statements of Earnings, with an increase in operating expenses of $1.5 million and $4.6 million for the three and nine months ended April 30, 2018, respectively, offset by a corresponding decrease to cost of sales and increase to other income, net.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), which improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance. The guidance expands the ability to hedge non-financial and financial risk components, reduces complexity in fair value hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness and eases certain hedge effectiveness assessment requirements. ASU 2017-12 is effective for the Company beginning in the first quarter of fiscal 2020, and early adoption is permitted. The Company adopted ASU 2017-12 in the first quarter of fiscal 2019 and it did not have a material impact on its Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The amendments in this update are effective for interim and annual periods for the Company beginning in the first quarter of fiscal 2021, with early adoption permitted. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted ASU 2018-15, on a prospective basis, in the third quarter of fiscal 2019 and it did not have a material impact on its Consolidated Financial Statements.
New Accounting Standards Not Yet Adopted In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), which requires lessees to recognize right-of-use assets and lease liabilities for substantially all leases. This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2020 on a modified retrospective basis. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842) Narrow-Scope Improvements for Lessors (ASU-2018-20), which amends ASU 2016-02, to provide additional guidance on accounting for certain expenses such as property taxes and insurance paid on behalf of the lessor by the lessee. The Company will prospectively adopt ASU 2016-02 in the first quarter of fiscal 2020. The Company has established a project team that is currently evaluating the population of leased assets from which to assess the impact of the adoption of ASU 2016-02 on its Consolidated Financial Statements.
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (ASU 2016-13). In November 2018, the FASB issued update ASU 2018-19 that clarifies the scope of the standard in the amendments in ASU 2016-13. This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Financial instruments impacted include accounts receivable, trade receivables, other financial assets measured at amortized cost and other off-balance sheet credit exposures. The new guidance is effective for the Company beginning in the first quarter of fiscal 2021, with early adoption permitted. The Company is evaluating the impact of the adoption of ASU 2016-13 on its Consolidated Financial Statements.
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
In April 2019, the FASB issues ASU 2019-04, Codification Improvements to Topics 326, Financial Instruments - Credit Losses, Topic 815 Derivatives and Hedging and Topic 825, Financial Instruments (ASU 2019-04). This guidance clarifies areas of guidance related to the recently issued standards on credit losses (Topic 326), derivatives and hedging (Topic 815), and recognition and measurement of financial instruments (Topic 825). The new guidance is effective for the Company beginning in the first quarter of fiscal 2021. The Company is evaluating the impact of the adoption of ASU 2019-04 on its Consolidated Financial Statements.
Note 2. Acquisitions
On October 18, 2018, the Company acquired 88% of the shares of BOFA International LTD (BOFA), headquartered in the United Kingdom, for cash consideration of $98.2 million less cash acquired of $2.2 million. BOFA designs, develops and manufactures fume extraction systems across a wide range of industrial air filtration applications. The acquisition will allow Donaldson to accelerate its global growth in the fume collection business and add additional filtration technology to the Company's existing product lines. The fair values assigned to the acquired assets and liabilities assumed of BOFA were approximately $12.2 million of net tangible assets, $45.7 million of identifiable intangible assets, $73.6 million of goodwill, $8.1 million of deferred tax liabilities and $14.3 million of assumed debt. The assumed debt was repaid in October 2018. The identifiable intangible assets were related to customer relationships, patents, trademarks and technology and have estimated useful lives ranging from 5 to 15 years. The acquired intangible assets including goodwill are not deductible for tax purposes. The purchase price allocation is preliminary pending the outcome of the final valuation of the net assets acquired. The Company is reporting BOFA’s results of operations within the Industrial Products segment. Transaction costs were expensed as incurred and were not significant for the three and nine months ended April 30, 2019.
The acquisition also provides call and put options that, if exercised by either the Company or the minority interest holders after three years, would obligate the Company to purchase the remaining 12% of the shares of BOFA at a price indexed to the performance of the acquired entity. Due to the redemption features, the minority interest holders’ value is classified as a redeemable non-controlling interest in the Company’s Condensed Consolidated Balance Sheets. The redeemable non-controlling interest was recorded at fair value at the date of acquisition and there were no significant changes to the carrying value during the three months ended April 30, 2019.
Pro forma financial information for this acquisition has not been presented because it is not material to the Company's consolidated results of operations.

Note 3. Supplemental Balance Sheet Information
The components of net inventories are as follows (in millions):

	April 30, 2019	July 31, 2018
Raw materials	$119.9	$128.7
Work in process	36.0	27.4
Finished products	203.6	178.0
Inventories, net	$359.5	$334.1

The components of net property, plant and equipment are as follows (in millions):

	April 30, 2019	July 31, 2018
Land	$24.1	$22.8
Buildings	316.1	310.8
Machinery and equipment	810.2	769.1
Computer software	144.4	132.6
Construction in progress	106.2	64.4
Less: accumulated depreciation	(831.2)	(790.4)
Property, plant and equipment, net	$569.8	$509.3
Note 4. Earnings Per Share
The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices are greater than the average market price of the Company’s common stock during those periods. Options excluded from the diluted net earnings per share calculations were 0.8 million for the three and nine months ended April 30, 2019. Options excluded from the diluted net earnings per share calculations were 0.1 million for the three and nine months ended April 30, 2018.
The following table presents the information necessary to calculate basic and diluted net earnings per share (in millions, except per share amounts):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Net earnings for basic and diluted earnings per share computation	$75.2	$69.9	$209.1	$77.9

Weighted average common shares outstanding:
Weighted average common shares – basic	128.2	130.1	128.5	130.5
Dilutive impact of share-based awards	1.8	1.8	1.9	2.0
Weighted average common shares – diluted	130.0	131.9	130.4	132.5

Net earnings per share – basic	$0.59	$0.54	$1.63	$0.60
Net earnings per share – diluted	$0.58	$0.53	$1.60	$0.59

Note 5. Goodwill and Other Intangible Assets
Goodwill is assessed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company performed its annual impairment assessment during the third quarter of fiscal 2019 and did not record any impairment as a result of this assessment.
The following is a reconciliation of goodwill by reportable segment for the nine months ended April 30, 2019 (in millions):

	Engine Products	Industrial Products	Total Goodwill
Balance as of July 31, 2018	$84.9	$153.5	$238.4
Goodwill acquired	—	73.6	73.6
Foreign exchange translation	(0.4)	(2.8)	(3.2)
Balance as of April 30, 2019	$84.5	$224.3	$308.8
The following is a reconciliation of net intangible asset classes for the nine months ended April 30, 2019 (in millions):

Customer relationships	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Balance as of July 31, 2018	$63.0	$(35.7)	$27.3
Intangibles acquired	38.9	—	38.9
Amortization expense	—	(4.2)	(4.2)
Foreign exchange translation	(0.9)	0.2	(0.7)
Balance as of April 30, 2019	101.0	(39.7)	61.3

Patents, trademarks and technology
Balance as of July 31, 2018	43.7	(35.4)	8.3
Intangibles acquired	6.8	—	6.8
Amortization expense	—	(1.4)	(1.4)
Foreign exchange translation	(1.2)	1.1	(0.1)
Balance as of April 30, 2019	49.3	(35.7)	13.6
Total intangible assets, net	$150.3	$(75.4)	$74.9
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
Incremental costs of obtaining a contract with a customer and other costs to fulfill a contract are required to be capitalized unless the Company elects to expense contract costs with periods less than a year. The Company has elected to expense these costs of obtaining a contract as incurred when the related contract period is less than one year. The Company does not pay upfront sales commissions on contracts when the related contract period is greater than one year, thus has not capitalized any amounts as of April 30, 2019.
Revenue Disaggregation
Net sales disaggregated by geography based on the location where the customer's order was placed (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
United States	$301.5	$280.3	$896.0	$827.0
Europe, Middle East and Africa	208.0	206.3	611.7	583.1
Asia Pacific	146.8	158.0	443.4	438.1
Latin America	56.5	55.4	166.8	161.3
Total net sales	$712.8	$700.0	$2,117.9	$2,009.5
Net sales disaggregated by product group (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Engine Products segment
Off-Road	$84.8	$89.9	$240.0	$243.8
On-Road	46.9	42.2	135.6	110.7
Aftermarket	327.7	315.1	980.0	927.7
Aerospace and Defense	30.0	25.1	83.7	74.6
Engine Products segment net sales	489.4	472.3	1,439.3	1,356.8

Industrial Products segment
Industrial Filtration Solutions	155.2	152.2	469.2	431.8
Gas Turbine Systems	27.5	32.1	80.5	91.4
Special Applications	40.7	43.4	128.9	129.5
Industrial Products segment net sales	223.4	227.7	678.6	652.7
Total net sales	$712.8	$700.0	$2,117.9	$2,009.5
Contract Assets and Liabilities
The satisfaction of performance obligations and the resulting recognition of revenue typically corresponds with billing of the customer. In limited circumstances, the customer may be billed at a time later than when revenue is recognized, resulting in contract assets, which are reported in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Contract assets were $12.3 million as of April 30, 2019. In other limited circumstances, the Company will require a down payment from the customer prior to the satisfaction of performance obligations. This results in contract liabilities, or deferred revenue, which is reported in other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets, depending on when revenue is expected to be recognized. Contract liabilities were $15.1 million and $10.5 million as of April 30, 2019 and July 31, 2018, respectively.
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
These adjustments primarily related to certain contracts that qualify for revenue recognition over time under the new standard. This change does not have a material impact on revenue recognized during the nine months ended April 30, 2019.
In addition, the adoption of ASC 606 impacted one set of contracts within the Engine Products segment in which Donaldson is now deemed to be the principal under the new standard because the Company has control through the manufacturing of products prior to the sale of those products to the customer. For these contracts, the previous practice of recognizing revenue on a net basis, in which the amount of net sales recorded is the net amount retained after paying product costs to suppliers, has changed under ASC 606 to recognizing revenue on a gross basis, in which the amount of net sales recorded is the gross amount received from the customer, with corresponding product costs recorded as cost of sales. This change did not result in a cumulative effect adjustment under the modified retrospective method of adoption since there is no impact to the timing of revenue recognition but it has increased net sales and cost of sales on a prospective basis. The increase in net sales and cost of sales for this change was $3.6 million and $12.3 million for the three and nine months ended April 30, 2019, respectively.
Note 7. Warranty
The Company estimates warranty expense on certain products at the time of sale. The following is a reconciliation of warranty reserves, included in other current liabilities and other long-term liabilities, for the nine months ended April 30, 2019 and 2018 (in millions):

	Nine Months Ended April 30,
	2019	2018
Balance at beginning of period	$18.9	$14.6
Accruals for warranties issued during the reporting period	1.6	1.8
Accruals related to pre-existing warranties (including changes in estimates)	(2.0)	0.6
Less: settlements made during the period	(6.9)	(3.3)
Balance at end of period	$11.6	$13.7
There were no material specific warranty matters accrued for or significant settlements made in the nine months ended April 30, 2019 or 2018. The Company’s warranty matters are not expected to have a material impact on the Company's results of operations, liquidity or financial position.
Note 8. Stock-Based Compensation
Stock-based compensation expense is recognized using the fair-value method for all awards. The Company determines the fair value of stock option awards using the Black-Scholes option pricing model. Options are granted whereby the option exercise price is equivalent to the market price of the Company's common stock at the date of grant. For the three and nine months ended April 30, 2019, the Company recorded pretax stock-based compensation expense associated with stock options of $1.4 million and $8.3 million, respectively, and recorded $0.3 million and $1.7 million, respectively, of related tax benefits. For the three and nine months ended April 30, 2018, the Company recorded pretax stock-based compensation expense associated with stock options of $1.3 million and $6.8 million, respectively, and recorded $0.3 million and $1.6 million, respectively, of related tax benefits. In addition, for the three and nine months ended April 30, 2019, the Company recorded expense associated with performance-based awards of $1.5 million and $4.5 million, respectively. For the three and nine months ended April 30, 2018, the Company recorded expense associated with performance-based awards of $2.0 million and $5.7 million, respectively.
The following table summarizes stock option activity during the nine months ended April 30, 2019:

	Options Outstanding	Weighted Average Exercise Price
Outstanding as of July 31, 2018	6,785,812	$34.93
Granted	908,925	$58.02
Exercised	(1,059,460)	$25.02
Canceled	(56,350)	$50.79
Outstanding as of April 30, 2019	6,578,927	$39.57
The total intrinsic value of options exercised during the nine months ended April 30, 2019 and 2018 was $29.3 million and $12.5 million, respectively. The weighted average fair value for options granted during the nine months ended April 30, 2019 and 2018 was $12.27 and $9.29 per share, respectively.
The following table summarizes information concerning outstanding and exercisable options as of April 30, 2019:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price of Outstanding Options	Number Exercisable	Weighted Average Exercise Price of Exercisable Options
$ 0.00 to $27.69	245,558	0.68	$21.10	245,558	$21.10
$27.70 to $32.69	1,282,662	4.76	$28.56	1,282,662	$28.56
$32.70 to $37.69	1,226,314	3.30	$34.44	1,225,481	$34.44
$37.70 to $42.69	1,294,317	5.45	$40.36	1,250,717	$40.29
$42.70 and above	2,530,076	8.33	$49.04	858,571	$43.92
	6,578,927	5.84	$39.57	4,862,989	$35.39
As of April 30, 2019, the aggregate intrinsic value of options outstanding and exercisable was $96.5 million and $88.3 million, respectively.
As of April 30, 2019, there was $9.5 million of total unrecognized compensation expense related to non-vested stock options granted. This unvested expense is expected to be recognized during fiscal years 2019, 2020, 2021 and 2022.
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

Net periodic benefit costs for the Company’s pension plans include the following components (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Net periodic benefit costs:
Service cost	$1.5	$2.1	$4.5	$6.2
Interest cost	4.1	3.8	12.3	11.2
Expected return on assets	(6.6)	(6.6)	(19.9)	(19.7)
Prior service cost amortization	0.1	—	0.4	0.3
Actuarial loss amortization	1.1	1.2	3.3	3.5
Net periodic benefit costs	$0.2	$0.5	$0.6	$1.5
The Company’s general funding policy is to make at least the minimum required contributions as required by applicable regulations, plus any additional amounts that it determines to be appropriate. For the nine months ended April 30, 2019, the Company made required contributions of $1.3 million to its non-qualified U.S. pension plans and $1.0 million to its non-U.S. pension plans. The estimated minimum funding requirement for the Company’s qualified U.S. plans for the plan year ending July 31, 2019 is $3.1 million. In accordance with the Pension Protection Act of 2006, this contribution obligation may be met with existing credit balances that resulted from payments above the minimum obligation in prior years. The Company has sufficient credit balances to meet the minimum obligation for the plan year ending July 31, 2019. During the three months ended April 30, 2019, the Company made discretionary contributions of $8.0 million to the U.S. plans that were designated for the plan year ended July 31, 2018. The Company estimates it will contribute an additional $0.3 million to its non-U.S. pension plans during the remainder of fiscal 2019 based upon the local government prescribed funding requirements. Future estimates of the Company’s required pension plan contributions may change significantly depending on the actual rate of return on plan assets, discount rates and regulatory requirements.
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
As of April 30, 2019, the gross unrecognized tax benefits were $19.3 million and accrued interest and penalties on these unrecognized tax benefits were $2.2 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. If the Company were to prevail on all unrecognized tax benefits recorded, substantially all of the unrecognized tax benefits would benefit the effective tax rate. With an average statute of limitations of approximately five years, up to $2.0 million of the unrecognized tax benefits could potentially expire in the next 12-month period, unless extended by an audit.
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

Note 11. Fair Value Measurements
As of April 30, 2019, the carrying values of cash and cash equivalents, accounts receivables, short-term borrowings and trade accounts payable approximate fair value because of the short-term nature of these instruments. As of April 30, 2019, the estimated fair value of long-term debt with fixed interest rates was $274.0 million compared to its carrying value of $275.0 million. The fair value is estimated by discounting the projected cash flows using the rate at which similar amounts of debt could currently be borrowed. Long-term debt is classified as Level 2 in the fair value hierarchy. The carrying values of long-term debt with variable interest rates of $369.4 million approximate fair value.
Note 12. Shareholders' Equity
The Company’s Board of Directors authorized the repurchase of up to 14.0 million shares of common stock under the Company's stock repurchase plan. This repurchase authorization is effective until terminated by the Board of Directors. During the nine months ended April 30, 2019, the Company repurchased 2.1 million shares for $104.4 million. As of April 30, 2019, the Company had remaining authorization to repurchase 2.4 million shares under this plan. On May 31, 2019, the Company's Board of Directors canceled the existing repurchase authorization and authorized a new purchase authorization of 13.0 million shares of common stock.
On May 31, 2019, the Company's Board of Directors declared a cash dividend in the amount of 21.0 cents per common share, payable June 28, 2019, to shareholders of record as of June 13, 2019.
Note 13. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component for the three months ended April 30, 2019 and 2018 are as follows (in millions):

	Foreign Currency Translation Adjustment	Pension Benefits		Derivative Financial Instruments		Total
Balance as of January 31, 2019, net of tax	$(66.6)	$(80.8)		$(0.3)		$(147.7)
Other comprehensive loss before reclassifications and tax	(11.9)	—		(0.1)		(12.0)
Tax (expense) benefit	—	—		—		—
Other comprehensive loss before reclassifications, net of tax	(11.9)	—		(0.1)		(12.0)
Reclassifications, before tax	—	1.7		(0.2)		1.5
Tax (expense) benefit	—	(0.5)		0.1		(0.4)
Reclassifications, net of tax	—	1.2	(1)	(0.1)	(2)	1.1
Other comprehensive (loss) income, net of tax	(11.9)	1.2		(0.2)		(10.9)
Balance as of April 30, 2019, net of tax	$(78.5)	$(79.6)		$(0.5)		$(158.6)

Balance as of January 31, 2018, net of tax	$(8.4)	$(94.1)		$(1.4)		$(103.9)
Other comprehensive loss before reclassifications and tax	(23.2)	—		(0.2)		(23.4)
Tax (expense) benefit	—	—		—		—
Other comprehensive loss before reclassifications, net of tax	(23.2)	—		(0.2)		(23.4)
Reclassifications, before tax	—	2.2		1.9		4.1
Tax expense	—	(0.6)		(0.6)		(1.2)
Reclassifications, net of tax	—	1.6	(1)	1.3	(2)	2.9
Other comprehensive (loss) income, net of tax	(23.2)	1.6		1.1		(20.5)
Balance as of April 30, 2018, net of tax	$(31.6)	$(92.5)		$(0.3)		$(124.4)

(1)
Primarily includes net amortization of prior service costs and actuarial losses included in net periodic benefit cost (see Note 9) that were reclassified from accumulated other comprehensive loss to operating expenses or cost of sales.

(2)	Relates to foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to other income, net.

Changes in accumulated other comprehensive loss by component for the nine months ended April 30, 2019 and 2018 are as follows (in millions):

	Foreign Currency Translation Adjustment	Pension Benefits		Derivative Financial Instruments		Total
Balance as of July 31, 2018, net of tax	$(66.1)	$(82.9)		$(0.8)		$(149.8)
Other comprehensive (loss) income before reclassifications and tax	(12.4)	—		1.0		(11.4)
Tax expense	—	—		(0.3)		(0.3)
Other comprehensive (loss) income before reclassifications, net of tax	(12.4)	—		0.7		(11.7)
Reclassifications, before tax	—	4.4		(0.6)		3.8
Tax (expense) benefit	—	(1.1)		0.2		(0.9)
Reclassifications, net of tax	—	3.3	(1)	(0.4)	(2)	2.9
Other comprehensive (loss) income, net of tax	(12.4)	3.3		0.3		(8.8)
Balance as of April 30, 2019, net of tax	$(78.5)	$(79.6)		$(0.5)		$(158.6)

Balance as of July 31, 2017, net of tax	$(58.8)	$(95.1)		$(3.1)		$(157.0)
Other comprehensive income before reclassifications and tax	27.2	—		1.8		29.0
Tax expense	—	—		(0.7)		(0.7)
Other comprehensive income before reclassifications, net of tax	27.2	—		1.1		28.3
Reclassifications, before tax	—	4.1		2.5		6.6
Tax expense	—	(1.5)		(0.8)		(2.3)
Reclassifications, net of tax	—	2.6	(1)	1.7	(2)	4.3
Other comprehensive income, net of tax	27.2	2.6		2.8		32.6
Balance as of April 30, 2018, net of tax	$(31.6)	$(92.5)		$(0.3)		$(124.4)

(1)
Primarily includes net amortization of prior service costs and actuarial losses included in net periodic benefit cost (see Note 9) that were reclassified from accumulated other comprehensive loss to operating expenses or cost of sales.

(2)	Relates to foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to other income, net.
Note 14. Guarantees
The Company and Caterpillar Inc. equally own the shares of Advanced Filtration Systems Inc. (AFSI), an unconsolidated joint venture, and guarantee certain debt of the joint venture. As of April 30, 2019, AFSI had $38.2 million of outstanding debt, of which the Company guarantees half. In addition, during the three months ended April 30, 2019 and 2018, the Company recorded earnings of $0.4 million and earnings of $0.6 million, respectively, from this equity method investment. During the nine months ended April 30, 2019 and 2018, the Company recorded earnings of $0.1 million and earnings of $1.1 million, respectively, from this equity method investment. During the three months ended April 30, 2019 and 2018, the Company recorded royalty income related to AFSI of $1.5 million and $1.7 million, respectively, in other income, net. During the nine months ended April 30, 2019 and 2018, the Company recorded royalty income related to AFSI of $4.8 million and $5.3 million, respectively, in other income, net.
As of April 30, 2019 and July 31, 2018, the Company had a contingent liability for standby letters of credit totaling $11.2 million and $8.2 million, respectively, that have been issued and are outstanding. The letters of credit guarantee payment to third parties in the event the Company is in breach of contract terms as detailed in each letter of credit. As of April 30, 2019 and July 31, 2018, there were no amounts drawn upon these letters of credit.
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
Segment detail is summarized as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Net sales
Engine Products segment	$489.4	$472.3	$1,439.3	$1,356.8
Industrial Products segment	223.4	227.7	678.6	652.7
Total	$712.8	$700.0	$2,117.9	$2,009.5

Earnings before income taxes (1)
Engine Products segment	$71.5	$67.3	$188.6	$183.9
Industrial Products segment	32.7	34.4	101.5	95.7
Corporate and Unallocated	(4.7)	(2.7)	(13.7)	(19.5)
Total	$99.5	$99.0	$276.4	$260.1

(1)	Prior period amounts have been reclassified to conform with the adoption of ASU 2017-07. Refer to Note 1 for further information on the adoption.
There were no customers that accounted for over 10% of net sales for the three and nine months ended April 30, 2019 or 2018. There were no customers that accounted for over 10% of gross accounts receivable as of April 30, 2019 or July 31, 2018.

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
Consolidated Results of Operations
Three months ended April 30, 2019 compared with three months ended April 30, 2018
Operating results for the three months ended April 30, 2019 and 2018 are as follows (in millions):

	Three Months Ended April 30,
	2019	% of sales	2018	% of sales
Net sales	$712.8		$700.0
Cost of sales	472.1	66.2%	460.2	65.7%
Gross profit	240.7	33.8%	239.8	34.2%
Operating expenses	140.7	19.7%	140.2	20.0%
Operating income	100.0	14.0%	99.6	14.2%
Interest expense	5.2	0.7%	5.4	0.8%
Other income, net	(4.7)	(0.7)%	(4.8)	(0.7)%
Earnings before income taxes	99.5	14.0%	99.0	14.1%
Income taxes	24.3	3.4%	29.1	4.2%
Net earnings	$75.2	10.5%	$69.9	10.0%
Net earnings for the three months ended April 30, 2019 were $75.2 million, compared with net earnings of $69.9 million for the three months ended April 30, 2018, an increase of $5.3 million.
Net sales for the three months ended April 30, 2019 were $712.8 million, compared with $700.0 million for the three months ended April 30, 2018, an increase of $12.8 million, or 1.8%. Net sales increased $17.1 million, or 3.6%, in the Engine Products segment and decreased $4.3 million, or 1.9%, in the Industrial Products segment compared with the same period in the prior fiscal year. Refer to the Segment Results of Operations section for further discussion on the Engine Products and Industrial Products segments. Net sales for the three months ended April 30, 2019 were negatively impacted by foreign currency translation, which decreased net sales by $28.9 million compared with the same period in the prior fiscal year.
Cost of sales for the three months ended April 30, 2019 was $472.1 million, compared with $460.2 million for the three months ended April 30, 2018, an increase of $11.9 million, or 2.6%. Gross margin for the current year quarter was 33.8%, compared with 34.2% during the same period in the prior fiscal year. Gross margin was negatively impacted by higher raw materials and supply chain costs, partially offset by pricing benefits.
Operating expenses for the three months ended April 30, 2019 were $140.7 million, compared with $140.2 million for the three months ended April 30, 2018, an increase of $0.5 million, or 0.3%. As a percent of net sales, operating expenses for the current year quarter were 19.7%, compared with 20.0% during the same period in the prior fiscal year. The decrease in operating expenses as a percentage of sales reflects lower incentive compensation expense, partially offset by higher salary and other employee-related expenses.
Other income, net for the three months ended April 30, 2019 was $4.7 million, compared with $4.8 million for the three months ended April 30, 2018, a decrease of $0.1 million. The decrease was primarily due to a decrease in joint venture performance in the current quarter compared with the prior year quarter. Interest expense was $5.2 million for the three months ended April 30, 2019, compared with $5.4 million for the three months ended April 30, 2018, a decrease of $0.2 million, or 4.2%. The decrease is primarily due to a decrease in interest rates of certain variable rate long-term debt in the current year quarter compared with the prior year quarter.
The effective tax rate for the three months ended April 30, 2019 was 24.5%, compared with 29.4% for the three months ended April 30, 2018. The effective tax rate for the three months ended April 30, 2018 included a net discrete tax expense of $0.4 million related to one-time adjustments for the enactment of the TCJA. Excluding the impact of the TCJA adjustments, the effective tax rate for the three months ended April 30, 2018 was 29.0%.
The decrease in the effective tax rate between periods was primarily due to the reduced U.S. corporate tax rate as provided by the TCJA, changes to uncertain tax position reserves and higher excess tax benefits from stock-based compensation. Refer to Note 10 in the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this report for further discussion of the TCJA.
Nine months ended April 30, 2019 compared with nine months ended April 30, 2018
Operating results for the nine months ended April 30, 2019 and 2018 are as follows (in millions):

	Nine Months Ended April 30,
	2019	% of sales	2018	% of sales
Net sales	$2,117.9		$2,009.5
Cost of sales	1,413.4	66.7%	1,326.5	66.0%
Gross profit	704.5	33.3%	683.0	34.0%
Operating expenses	420.7	19.9%	414.2	20.6%
Operating income	283.8	13.4%	268.8	13.4%
Interest expense	14.7	0.7%	15.7	0.8%
Other income, net	(7.3)	(0.3)%	(7.0)	(0.3)%
Earnings before income taxes	276.4	13.1%	260.1	12.9%
Income taxes	67.3	3.2%	182.2	9.1%
Net earnings	$209.1	9.9%	$77.9	3.9%
Net earnings for the nine months ended April 30, 2019 were $209.1 million, compared with net earnings of $77.9 million for the nine months ended April 30, 2018, an increase of $131.2 million. Included in net earnings for the prior year period was a provisional tax charge of $110.1 million related to TCJA, which was enacted into law during that period. See Note 10 in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for additional information on the impact of TCJA.
Net sales for the nine months ended April 30, 2019 were $2,117.9 million, compared with $2,009.5 million for the nine months ended April 30, 2018, an increase of $108.4 million, or 5.4%. Net sales increased $82.5 million, or 6.1%, in the Engine Products segment and increased $25.9 million, or 4.0%, in the Industrial Products segment compared with the same period in the prior fiscal year. Refer to the Segment Results of Operations section for further discussion on the Engine Products and Industrial Products segments. Net sales for the nine months ended April 30, 2019 were negatively impacted by foreign currency translation, which decreased net sales by $59.3 million compared with the same period in the prior fiscal year.
Cost of sales for the nine months ended April 30, 2019 was $1,413.4 million, compared with $1,326.5 million for the nine months ended April 30, 2018, an increase of $86.9 million, or 6.6%. Gross margin for the current year period was 33.3%, compared with 34.0% during the same period in the prior fiscal year. Gross margin was negatively impacted by higher raw materials and supply chain costs, combined with an unfavorable mix of sales, partially offset by pricing benefits.
Operating expenses for the nine months ended April 30, 2019 were $420.7 million, compared with $414.2 million for the nine months ended April 30, 2018, an increase of $6.5 million, or 1.6%. As a percent of net sales, operating expenses for the current year quarter were 19.9%, compared with 20.6% during the same period in the prior fiscal year. The decrease in operating expenses as a percentage of sales reflects leverage on increasing sales and lower incentive compensation costs.

Other income, net for the nine months ended April 30, 2019 was $7.3 million, compared with $7.0 million for the nine months ended April 30, 2018, an increase of $0.3 million. Lower losses on foreign exchange in the current year compared with the prior year contributed to this increase. Interest expense was $14.7 million for the nine months ended April 30, 2019, compared with $15.7 million for the nine months ended April 30, 2018, a decrease of $1.0 million, or 6.4%. The decrease is primarily due to a decrease in interest rates of certain variable rate long-term debt in the current year compared with the prior year.
The effective tax rate for the nine months ended April 30, 2019 was 24.4%, compared with 70.1% for the nine months ended April 30, 2018. The effective tax rate for the nine months ended April 30, 2019 included a net discrete tax benefit of $0.4 million related to the TCJA one-time adjustments and ongoing TCJA-based global cash optimization initiatives. The effective tax rate for the nine months ended April 30, 2018 included a net discrete tax expense of $110.1 million related to TCJA one-time adjustments. Excluding the impact of the TCJA adjustments, the effective tax rate for the nine months ended April 30, 2019 was 24.5%, compared with 27.7% for the nine months ended April 30, 2018.
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
Segment Results of Operations
Net sales and earnings before income taxes for the Engine Products and Industrial Products segments are summarized as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Net sales:
Engine Products segment	$489.4	$472.3	$1,439.3	$1,356.8
Industrial Products segment	223.4	227.7	678.6	652.7
Total	$712.8	$700.0	$2,117.9	$2,009.5

Earnings before income taxes:
Engine Products segment	$71.5	$67.3	$188.6	$183.9
Industrial Products segment	32.7	34.4	101.5	95.7
Corporate and Unallocated (1)	(4.7)	(2.7)	(13.7)	(19.5)
Total	$99.5	$99.0	$276.4	$260.1

(1)	Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, such as interest expense.
Engine Products Segment
The following is a summary of net sales by product group within the Company's Engine Products segment (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Engine Products segment
Off-Road	$84.8	$89.9	$240.0	$243.8
On-Road	46.9	42.2	135.6	110.7
Aftermarket	327.7	315.1	980.0	927.7
Aerospace and Defense	30.0	25.1	83.7	74.6
Engine Products segment net sales	$489.4	$472.3	$1,439.3	$1,356.8

Engine Products segment earnings before income taxes	$71.5	$67.3	$188.6	$183.9
Net sales for the Engine Products segment for the three months ended April 30, 2019 were $489.4 million, compared with $472.3 million for the three months ended April 30, 2018, an increase of $17.1 million, or 3.6%. Net sales for the Engine Products segment were negatively impacted by foreign currency translation, which decreased net sales by $19.3 million compared with the prior fiscal quarter. The increase in Engine Products sales was driven by increases in Aftermarket of 4.0%, Aerospace and Defense of 19.9% and On-Road of 11.1%, partially offset by a decrease in Off-Road of 5.6%. Within Aftermarket, sales benefited from growth in innovative product categories, including both air and liquid filtration products and increasing equipment utilization. The increase in On-Road sales was driven by favorable conditions for heavy-duty truck production and new program wins in the U.S. The sales increase within Aerospace and Defense was due to strong sales of both new equipment and replacement parts, due in part to order timing from commercial aerospace and defense customers. Market conditions for Off-Road heavy-duty equipment were mixed across the Company’s primary end markets and geographies, reflected in volatility within customer ordering patterns, while sales of innovative products remained strong, particularly in fuel filtration.
Earnings before income taxes for the Engine Products segment for the three months ended April 30, 2019 were $71.5 million, or 14.6% of Engine Products' sales, an increase from 14.2% for the three months ended April 30, 2018. The increase was driven by price increases and operating expense leverage, partially offset by higher raw material costs.
Net sales for the Engine Products segment for the nine months ended April 30, 2019 were $1,439.3 million, compared with $1,356.8 million for the nine months ended April 30, 2018, an increase of $82.5 million, or 6.1%. Net sales for the Engine Products segment were negatively impacted by foreign currency translation, which decreased net sales by $40.5 million compared with the same period in the prior fiscal year. The increase in Engine Products sales was driven by increases in Aftermarket of 5.6%, On-Road of 22.6% and Aerospace and Defense of 12.2%, partially offset by a decrease in Off-Road of 1.6%. Within Aftermarket, sales benefited from favorable market conditions and end-user demand, combined with growth in innovative product categories, including both air and liquid filtration products. The increase in On-Road sales reflects favorable conditions for heavy-duty truck production, primarily in the U.S., combined with benefits from new first-fit program wins in the U.S. and other regions. The sales increase within Aerospace and Defense was due to strong sales of both new equipment and replacement parts, due in part to order timing from commercial aerospace and defense customers. Market conditions for Off-Road heavy-duty equipment were mixed across the Company’s primary end markets and geographies, reflected in volatility within customer ordering patterns, while sales of innovative products remained strong, particularly in fuel filtration and air products.
Earnings before income taxes for the Engine Products segment for the nine months ended April 30, 2019 were $188.6 million, or 13.1% of Engine Products' sales, a decrease from 13.6% for the nine months ended April 30, 2018. The decrease is primarily due to higher raw materials and supply chain costs combined with an unfavorable mix of sales, partially offset by price increases and operating expense leverage on higher sales than the prior year.
Industrial Products Segment
The following is a summary of net sales by product group within the Company's Industrial Products segment (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Industrial Products segment:
Industrial Filtration Solutions	$155.2	$152.2	$469.2	$431.8
Gas Turbine Systems	27.5	32.1	80.5	91.4
Special Applications	40.7	43.4	128.9	129.5
Industrial Products segment net sales	$223.4	$227.7	$678.6	$652.7

Industrial Products segment earnings before income taxes	$32.7	$34.4	$101.5	$95.7
Net sales for the Industrial Products segment for the three months ended April 30, 2019 were $223.4 million, compared with $227.7 million for the three months ended April 30, 2018, a decrease of $4.3 million, or 1.9%. Net sales for the Industrial Products segment were negatively impacted by foreign currency translation, which decreased net sales by $9.6 million compared with the prior year quarter. The decrease in Industrial Products sales was driven by decreases in Gas Turbine Systems of 14.2% and Special Applications of 6.2%, partially offset by an increase in Industrial Filtration Solutions of 1.9%. The increase in Industrial Filtration Solutions sales included benefits from the acquisition of BOFA, which contributed sales of $10.0 million. Additionally, Industrial Filtration Solutions also benefitted from growth in sales of replacement parts, reflecting the Company’s efforts to grow its business in under-penetrated existing and new markets, while sales of new equipment declined due to increasingly uncertain market conditions. The decline in Gas Turbine Systems sales reflects lower sales of first-fit projects, reflecting mixed conditions across geographies, including lower demand for new project installations, combined with the continued impact from the Company's strategic decision to be more selective in pursuing new large-turbine projects. The decrease in Gas Turbine Systems sales was partially offset by increasing sales of replacement parts. The decrease in Special Applications sales was driven by sales of disk drive filters, reflecting the impact from the secular trends in this market, partially offset by growth in Membranes and Semiconductor.

Earnings before income taxes for the Industrial Products segment for the three months ended April 30, 2019 were $32.7 million, or 14.6% of Industrial Products' sales, a decrease from 15.1% for the three months ended April 30, 2018. The earnings before income taxes percentage decrease was driven by incremental investments related to the Company’s strategic growth priorities, partially offset by benefits from price increases.
Net sales for the Industrial Products segment for the nine months ended April 30, 2019 were $678.6 million, compared with $652.7 million for the nine months ended April 30, 2018, an increase of $25.9 million, or 4.0%. Net sales for the Industrial Products segment were negatively impacted by foreign currency translation, which decreased net sales by $18.8 million compared with the same period in the prior fiscal year. The increase in Industrial Products sales was driven by an increase in Industrial Filtration Solutions of 8.7%, partially offset by decreases in Gas Turbine Systems of 11.9% and Special Applications of 0.4%. The increase in Industrial Filtration Solutions sales included benefits from the acquisition of BOFA, which contributed sales of $21.0 million. Additionally, Industrial Filtration Solutions also benefitted from growth in sales of replacement parts and new equipment, reflecting the Company’s efforts to grow its business in under-penetrated existing and new markets. The decrease in Gas Turbine Systems sales reflects lower sales of first-fit projects, reflecting mixed conditions across geographies, including lower demand for new project installations, combined with the continued impact from the Company's strategic decision to be more selective in pursuing new large-turbine projects. The decrease in Special Applications sales was driven by sales of disk drive filters, reflecting the impact from the secular trends in this market, partially offset by growth in Membranes, Semiconductor and Integrated Venting Solutions.
Earnings before income taxes for the Industrial Products segment for the nine months ended April 30, 2019 were $101.5 million, or 15.0% of Industrial Products' sales, an increase from 14.7% for the nine months ended April 30, 2018. The earnings before income taxes percentage increase reflects a favorable mix of sales and benefits from price increases, combined with expense leverage on higher sales than the prior year, slightly offset by BOFA start-up costs.
Liquidity and Capital Resources
Cash provided by operating activities for the nine months ended April 30, 2019 was $223.2 million, compared with $158.7 million for the nine months ended April 30, 2018, an increase of $64.5 million. The increase in cash provided by operating activities was primarily driven by a change in pension funding, changes in net working capital and higher earnings in the current year (excluding the tax charges relating to TCJA). The discretionary pension plan contributions were $8.0 million in the current year versus $35.0 million in the prior year. The changes in net working capital were primarily driven by cash flows provided by accounts receivable, which increased $23.3 million during the period.
Cash used in investing activities for the nine months ended April 30, 2019 was $208.4 million, compared with $72.3 million for the nine months ended April 30, 2018, an increase of $136.1 million. The increase resulted primarily from $96.0 million of net cash used for the BOFA acquisition and an increase in capital expenditures of $39.3 million to expand capacity and invest in technology.
Cash used in financing activities for the nine months ended April 30, 2019 was $13.7 million, compared with cash used in financing activities of $84.1 million for the nine months ended April 30, 2018, a decrease in cash used by financing activities of $70.4 million. This decrease is primarily due to a net increase in borrowings of $61.4 million, primarily due to funding needs for the acquisition of BOFA.
Cash and cash equivalents as of April 30, 2019 was $203.8 million, compared with $204.7 million as of July 31, 2018. The Company has capacity of $424.8 million available for further borrowing under existing credit facilities as of April 30, 2019. The Company believes that the liquidity available from the combination of expected cash generated by operating activities, existing cash and available credit under existing credit facilities will be adequate to meet cash requirements for the next twelve months, including working capital needs, debt service obligations, payment of anticipated dividends, share repurchase activity, potential acquisitions and capital expenditures.
Accounts receivable, net as of April 30, 2019 was $534.3 million, compared with $534.6 million as of July 31, 2018, a decrease of $0.3 million. Days sales outstanding was flat at 66 days as of April 30, 2019 and as of July 31, 2018. Days sales outstanding is calculated using the count back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
Inventories, net as of April 30, 2019 was $359.5 million, compared with $334.1 million as of July 31, 2018, an increase of $25.4 million. Inventory turns were 5.2 times per year as of April 30, 2019, compared to 5.6 times per year as of July 31, 2018. Inventory turns are calculated by taking the annualized cost of sales based on the trailing three-month period divided by the average of the beginning and ending net inventory values of the three-month period. The inventory increase was spread across all the major regions, driven by the impact from capacity constraints which has caused inventory in our supply chain to increase as well as increased levels of inventory associated with meeting higher levels of customer demand.
Long-term debt outstanding was $644.4 million as of April 30, 2019, compared with $499.6 million as of July 31, 2018, an increase of $144.8 million. This increase is primarily due to funding needs for the acquisition of BOFA, share repurchases and capital expenditures. On May 15, 2019, the Company refinanced the Japanese yen outstanding debt of ¥1.65 billion ($14.8 million) to May 20, 2024. The Japan debt was reclassified from short-term to long-term debt on the Consolidated Balance Sheet. As of April 30, 2019, total debt, including long-term debt and short-term borrowings, represented 42.4% of total capitalization, defined as total debt plus total shareholders’ equity, compared with 38.8% as of July 31, 2018.
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
Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Repurchases of Equity Securities
The following table summarizes information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the three months ended April 30, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1 - February 28, 2019	—	$—	—	2,443,344
March 1 - March 31, 2019	—	—	—	2,443,344
April 1 - April 30, 2019	48,746	49.99	48,746	2,394,598
Total	48,746	$49.99	48,746	2,394,598

(1)
The Board of Directors has authorized the repurchase of up to 14.0 million shares of the Company's common stock. This repurchase authorization is effective until terminated by the Board of Directors. The Company had remaining authorization to repurchase 2.4 million shares under this plan. On May 31, 2019, the Company's Board of Directors canceled the existing repurchase authorization and authorized a new purchase authorization of 13.0 million shares of common stock. There were no repurchases of common stock made outside of the Company's current repurchase authorization during the three months ended April 30, 2019. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under stock-based awards to cover the withholding of taxes due as a result of exercising stock options or payment of stock-based awards.

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
31-A – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31-B – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 – Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 – The following information from the Donaldson Company, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2019, as filed with the Securities and Exchange Commission, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iiI) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Shareholders' Equity and (vi) the Notes to Condensed Consolidated Financial Statements.

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

DONALDSON COMPANY, INC.
(Registrant)

Date: June 7, 2019	By:	/s/ Tod E. Carpenter
Tod E. Carpenter Chairman, President and Chief Executive Officer (duly authorized officer)

Date: June 7, 2019	By:	/s/ Scott J. Robinson
Scott J. Robinson Senior Vice President and Chief Financial Officer (principal financial officer)

Date: June 7, 2019	By:	/s/ Peter J. Keller
Peter J. Keller Corporate Controller (principal accounting officer)