Form 10-Q/A
period 2019-04-30
DONALDSON CO INC
filed 2019-12-06
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2019 is filed solely to correct the date of the quarter end included in Exhibit 32, which was incorrectly stated in the original filing. This amendment comprises the revised text of Part II, Item 6, amended to reflect the filing of currently dated certificates as Exhibit 31 and Exhibit 32.

PART II. OTHER INFORMATION

Item 6.	Exhibits
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
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment, to be signed on its behalf by the undersigned thereunto duly authorized.

DONALDSON COMPANY, INC.
(Registrant)

Date: December 6, 2019	By:	/s/ Tod E. Carpenter
Tod E. Carpenter Chairman, President and Chief Executive Officer (duly authorized officer)

Date: December 6, 2019	By:	/s/ Scott J. Robinson
Scott J. Robinson Senior Vice President and Chief Financial Officer (principal financial officer)

Date: December 6, 2019	By:	/s/ Peter J. Keller
Peter J. Keller Corporate Controller (principal accounting officer)

3