Form 10-Q
period 2019-10-31
DONALDSON CO INC
filed 2019-12-06
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2019 OR
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
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, $5 par value - 126,560,779 shares as of November 30, 2019.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended October 31,
	2019	2018
Net sales	$672.7	$701.4
Cost of sales	441.4	463.0
Gross profit	231.3	238.4
Operating expenses	142.6	139.7
Operating income	88.7	98.7
Interest expense	4.7	4.2
Other income, net	(2.6)	(1.9)
Earnings before income taxes	86.6	96.4
Income taxes	21.6	22.6
Net earnings	$65.0	$73.8

Weighted average shares – basic	126.9	128.8
Weighted average shares – diluted	128.6	131.0

Net earnings per share – basic	$0.51	$0.57
Net earnings per share – diluted	$0.51	$0.56

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended October 31,
	2019	2018
Net earnings	$65.0	$73.8
Other comprehensive income (loss):
Foreign currency translation income (loss)	8.1	(24.2)
Pension liability adjustment, net of deferred taxes of $0.1 and $(0.4), respectively	0.8	1.6

Derivatives:
Gain on hedging derivatives, net of deferred taxes of $0.2 and $(0.2), respectively	0.3	0.5
Reclassifications of losses on hedging derivatives to net income, net of taxes of $(0.7) and $0, respectively	1.2	—
Total derivatives	1.5	0.5

Net other comprehensive income (loss)	10.4	(22.1)
Comprehensive income	$75.4	$51.7

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	October 31, 2019	July 31, 2019
Assets
Current assets:
Cash and cash equivalents	$210.0	$177.8
Accounts receivable, less allowance of $4.9 and $4.8, respectively	501.5	529.5
Inventories, net	361.5	332.8
Prepaid expenses and other current assets	86.1	82.5
Total current assets	1,159.1	1,122.6
Property, plant and equipment, net	606.2	588.9
Right-of-use lease assets	79.3	—
Goodwill	307.9	303.1
Intangible assets, net	71.2	70.9
Deferred income taxes	14.0	14.2
Other long-term assets	45.6	42.9
Total assets	$2,283.3	$2,142.6

Liabilities and shareholders’ equity
Current liabilities:
Short-term borrowings	$60.9	$2.1
Current maturities of long-term debt	50.0	50.2
Trade accounts payable	229.1	237.5
Current lease liabilities	24.8	—
Other current liabilities	166.3	193.1
Total current liabilities	531.1	482.9
Long-term debt	596.8	584.4
Non-current income taxes payable	111.4	110.9
Deferred income taxes	17.0	13.2
Long-term lease liabilities	54.4	—
Other long-term liabilities	44.9	48.5
Total liabilities	1,355.6	1,239.9

Commitments and contingencies (Note 15)
Redeemable non-controlling interest	10.7	10.0

Shareholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued	758.2	758.2
Retained earnings	1,346.0	1,281.5
Non-controlling interest	5.4	5.4
Stock-compensation plans	15.1	21.7
Accumulated other comprehensive loss	(182.5)	(192.9)
Treasury stock, 25,166,367 and 24,324,483 shares, respectively, at cost	(1,025.2)	(981.2)
Total shareholders’ equity	917.0	892.7
Total liabilities and shareholders’ equity	$2,283.3	$2,142.6

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended October 31,
	2019	2018
Operating Activities
Net earnings	$65.0	$73.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21.2	19.3
Deferred income taxes	3.1	(0.4)
Stock-based compensation expense	6.6	6.9
Other, net	7.1	(1.0)
Changes in operating assets and liabilities, excluding effect of acquired business	(16.9)	(35.3)
Net cash provided by operating activities	86.1	63.3

Investing Activities
Net expenditures on property, plant and equipment	(37.1)	(28.2)
Acquisitions, net of cash acquired	—	(96.0)
Net cash used in investing activities	(37.1)	(124.2)

Financing Activities
Proceeds from long-term debt	122.9	135.0
Repayments of long-term debt	(111.1)	(14.5)
Change in short-term borrowings	58.2	32.1
Purchase of treasury stock	(65.0)	(80.9)
Dividends paid	(26.6)	(24.4)
Tax withholding payments for stock compensation transactions	(4.1)	(2.2)
Exercise of stock options	11.0	16.2
Net cash (used in) provided by financing activities	(14.7)	61.3
Effect of exchange rate changes on cash	(2.1)	(5.2)
Increase (decrease) in cash and cash equivalents	32.2	(4.8)
Cash and cash equivalents, beginning of period	177.8	204.7
Cash and cash equivalents, end of period	$210.0	$199.9

Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes	$11.4	$12.3
Interest	$5.6	$4.1
Supplemental disclosure of non-cash investing transactions
Accrued property, plant and equipment additions	$16.6	$11.4

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions, except per share amounts)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Stock Compensation Plans	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance July 31, 2019	$758.2	$—	$1,281.5	$5.4	$21.7	$(192.9)	$(981.2)	$892.7
Net earnings			65.0					65.0
Other comprehensive income						10.4		10.4
Treasury stock acquired							(65.0)	(65.0)
Dividends declared			0.2					0.2
Stock compensation and other activity			(0.7)		(6.6)		21.0	13.7
Balance October 31, 2019	$758.2	$—	$1,346.0	$5.4	$15.1	$(182.5)	$(1,025.2)	$917.0

Balance July 31, 2018	$758.2	$—	$1,122.1	$4.8	$21.3	$(149.8)	$(898.8)	$857.8
Net earnings			73.8					73.8
Other comprehensive loss						(22.1)		(22.1)
Treasury stock acquired							(80.9)	(80.9)
Dividends declared			0.2					0.2
Stock compensation and other activity			(3.5)		(0.1)		29.2	25.6
Balance October 31, 2018	$758.2	$—	$1,192.6	$4.8	$21.2	$(171.9)	$(950.5)	$854.4

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation The accompanying unaudited Condensed Consolidated Financial Statements of Donaldson Company, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of earnings, comprehensive income, financial position, cash flows and shareholders’ equity have been included and are of a normal recurring nature. Operating results for the three month period ended October 31, 2019 are not necessarily indicative of the results that may be expected for future periods. The year-end Condensed Consolidated Balance Sheet information was derived from the Company’s Audited Financial Statements but does not include all disclosures required by GAAP. For further information, refer to the Audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2019.
New Accounting Standards Recently Adopted In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) (ASU 2016-02), which requires lessees to recognize right-of-use assets and lease liabilities for substantially all leases. This accounting guidance was effective for the Company in the beginning of the first quarter of fiscal 2020 on a modified retrospective basis. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842) Narrow-Scope Improvements for Lessors (ASU 2018-20), which amends ASU 2016-02, to provide additional guidance on accounting for certain expenses such as property taxes and insurance paid on behalf of the lessor by the lessee. The Company adopted ASU 2016-02 in the first quarter of fiscal 2020, and increased assets and liabilities by $71.5 million, as of August 1, 2019. Refer to Note 17 for further discussion.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). The guidance allows a company to elect to reclassify from accumulated other comprehensive income (AOCI) to retained earnings the stranded tax effects from the adoption of the new federal corporate tax rate that became effective January 1, 2018 as a result of the U.S. Tax Cuts and Jobs Act (TCJA). The amount of the reclassification is calculated as the difference between the amount initially charged to other comprehensive income (OCI) at the previously enacted tax rate that remains in AOCI and the amount that would have been charged using the newly enacted tax rate, excluding any valuation allowance prior to tax reform. The Company adopted ASU 2018-02 in the first quarter of fiscal 2020 and elected to not reclassify tax effects stranded in accumulated other comprehensive loss. As such, there is no impact on the Company’s Condensed Consolidated Financial Statements.
New Accounting Standards Not Yet Adopted In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (ASU 2016-13). In November 2018, the FASB issued update ASU 2018-19 that clarifies the scope of the standard in the amendments in ASU 2016-13. This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Financial instruments impacted include accounts receivable, trade receivables, other financial assets measured at amortized cost and other off-balance sheet credit exposures. The new guidance is effective for the Company beginning in the first quarter of fiscal 2021, with early adoption permitted. The Company is evaluating the impact of the adoption of ASU 2016-13 on its Consolidated Financial Statements.
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815 Derivatives and Hedging and Topic 825, Financial Instruments (ASU 2019-04). This guidance clarifies the recently issued standards on credit losses (Topic 326), derivatives and hedging (Topic 815), and recognition and measurement of financial instruments (Topic 825). The new guidance is effective for the Company beginning in the first quarter of fiscal 2021. The Company is evaluating the impact of the adoption of ASU 2019-04 on its Consolidated Financial Statements.
Note 2. Acquisitions
In the first quarter of fiscal 2019, the Company acquired 88% of the shares of BOFA International LTD (BOFA), headquartered in the United Kingdom, for cash consideration of $98.2 million less cash acquired of $2.2 million. In the fourth quarter of 2019, the Company acquired an additional 3% of the shares, increasing its ownership to 91%. BOFA designs, develops and manufactures fume extraction systems across a wide range of industrial air filtration applications. The acquisition allowed the Company to accelerate its global growth in the fume collection business and add additional filtration technology to the Company’s existing product lines.

Note 3. Supplemental Balance Sheet Information
The components of net inventories are as follows (in millions):

	October 31, 2019	July 31, 2019
Raw materials	$116.0	$114.7
Work in process	36.3	33.0
Finished products	209.2	185.1
Inventories, net	$361.5	$332.8

The components of net property, plant and equipment are as follows (in millions):

	October 31, 2019	July 31, 2019
Land	$24.3	$24.2
Buildings	328.3	325.3
Machinery and equipment	824.9	813.5
Computer software	143.4	142.8
Construction in progress	133.2	114.3
Less: accumulated depreciation	(847.9)	(831.2)
Property, plant and equipment, net	$606.2	$588.9

Note 4. Earnings Per Share
The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices are greater than the average market price of the Company’s common stock during those periods. Options excluded from the diluted net earnings per share calculations were 1.7 million and 0.8 million for the three months ended October 31, 2019 and 2018, respectively.
The following table presents the information necessary to calculate basic and diluted net earnings per share (in millions, except per share amounts):

	Three Months Ended October 31,
	2019	2018
Net earnings for basic and diluted earnings per share computation	$65.0	$73.8

Weighted average common shares outstanding:
Weighted average common shares – basic	126.9	128.8
Dilutive impact of share-based awards	1.7	2.2
Weighted average common shares – diluted	128.6	131.0

Net earnings per share – basic	$0.51	$0.57
Net earnings per share – diluted	$0.51	$0.56

Note 5. Goodwill and Other Intangible Assets
Goodwill is assessed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company performed its annual impairment assessment during the third quarter of fiscal 2019 and did not record any impairment as a result of this assessment.
The following is a reconciliation of goodwill by reportable segment for the three months ended October 31, 2019 (in millions):

	Engine Products	Industrial Products	Total Goodwill
Balance as of July 31, 2019	$84.5	$218.6	$303.1
Goodwill acquired	—	—	—
Currency translation	(0.1)	4.9	4.8
Balance as of October 31, 2019	$84.4	$223.5	$307.9

The following table summarizes the net intangible asset classes as of October 31, 2019 (in millions):

	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$103.6	$(45.1)
Patents, trademarks and technology	22.8	(10.1)
Total other intangible assets, net	$126.4	$(55.2)

The following table summarizes the net intangible asset classes as of July 31, 2019 (in millions):

	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$101.5	$(43.3)
Patents, trademarks and technology	22.3	(9.6)
Total other intangible assets, net	$123.8	$(52.9)

Note 6. Revenue
The Company recognizes revenue on a wide range of filtration solutions sold to customers in many industries around the globe. Most of the Company’s performance obligations within customer sales contracts are for manufactured filtration systems and replacement parts. The Company does perform limited services and installation. Customer contracts may include multiple performance obligations and the transaction price is allocated to each distinct performance obligation based on its relative standalone selling price.
Revenue Disaggregation
Net sales disaggregated by geography based on the location where the customer’s order was placed are as follows (in millions):

	Three Months Ended October 31,
	2019	2018
United States	$286.9	$305.1
Europe, Middle East and Africa	194.8	196.3
Asia Pacific	133.5	147.3
Latin America	57.5	52.7
Total net sales	$672.7	$701.4
See Note 16 for net sales disaggregated by segment.

Contract Assets and Liabilities
The satisfaction of performance obligations and the resulting recognition of revenue typically corresponds with billing the customer. In limited circumstances, the customer may be billed at a time later than when revenue is recognized, resulting in contract assets, which are reported in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Contract assets were $11.8 million and $12.4 million as of October 31, 2019 and July 31, 2019, respectively. In other limited circumstances, the Company will require a down payment from the customer prior to the satisfaction of performance obligations. This results in contract liabilities, or deferred revenue, which is reported in other current liabilities on the Condensed Consolidated Balance Sheets, depending on when revenue is expected to be recognized. Contract liabilities were $13.6 million and $10.4 million as of October 31, 2019 and July 31, 2019, respectively.
The Company will recognize revenue in future periods related to remaining performance obligations for certain open contracts. Generally, these contracts have terms of one year or less. The amount of revenue related to unsatisfied performance obligations in which the original duration of the contract is greater than one year is not significant.
Note 7. Warranty
The Company estimates warranty expense on certain products at the time of sale. The following is a reconciliation of warranty reserves for the three months ended October 31, 2019 and 2018 (in millions):

	Three Months Ended October 31,
	2019	2018
Balance at beginning of period	$11.2	$18.9
Accruals for warranties issued during the reporting period	0.4	0.3
Accruals related to pre-existing warranties (including changes in estimates)	(0.3)	(0.4)
Less: settlements made during the period	(1.0)	(1.7)
Balance at end of period	$10.3	$17.1

There were no material specific warranty matters accrued for or significant settlements made in the three months ended October 31, 2019 or 2018.
Note 8. Stock-Based Compensation
On November 22, 2019, at the Company’s 2019 Annual Meeting of Stockholders, the Company’s stockholders approved the adoption of the 2019 Master Stock Incentive Plan (2019 Plan). As of November 22, 2019, the 2019 Plan replaced the 2010 Master Stock Incentive Plan (2010 Plan).
The 2010 Plan allowed, and the 2019 plan currently allows, for granting of nonqualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalents, and other stock-based awards.
Stock Options
Options are granted to key employees whereby the option exercise price is equivalent to the market price of the Company’s common stock at the date of grant. Options are generally exercisable for up to 10 years from the date of grant and vest in equal increments over three years.
The following table summarizes expense associated with stock options during the three months ended October 31, 2019 and 2018 (in millions):

	Three Months Ended October 31,
	2019	2018
Pretax compensation expense associated with stock options	$5.3	$4.9
Tax benefits associated with stock options	$1.1	$1.1

Stock-based employee compensation expense is recognized using the fair-value method. The Company determines the fair value of stock option awards using the Black-Scholes option pricing model.

The following table summarizes stock option activity during the three months ended October 31, 2019:

	Options Outstanding	Weighted Average Exercise Price
Outstanding as of July 31, 2019	6,531,250	$39.66
Granted	879,541	51.61
Exercised	(389,551)	28.71
Canceled	(17,996)	49.98
Outstanding as of October 31, 2019	7,003,244	$41.74

The total intrinsic value of options exercised during the three months ended October 31, 2019 was $8.9 million. The weighted average fair value for options granted during the three months ended October 31, 2019 and 2018 was $10.85 and $12.43 per share, respectively.
As of October 31, 2019, the aggregate intrinsic value of options outstanding and exercisable was $82.2 million and $75.8 million, respectively.
As of October 31, 2019, there was $12.0 million of total unrecognized compensation expense related to non-vested stock options granted. This unvested expense is expected to be recognized over the remaining vesting period.
Performance-based awards
The 2010 Plan allowed, and the 2019 plan currently allows, for the granting of performance-based awards to a limited number of key executives. As administered by the Human Resources Committee of the Company’s Board of Directors, these performance-based awards are payable in common stock and are based on a formula that measures performance of the Company over a three-year period. These awards are settled or forfeited after three years with payouts ranging from zero to 200% of the target award value depending on achievement.
The following table summarizes expense associated with performance-based awards during the three months ended October 31, 2019 and 2018 (in millions):

	Three Months Ended October 31,
	2019	2018
Pretax compensation expense associated with performance-based awards	$0.9	$1.7

The following table summarizes performance-based award activity during the three months ended October 31, 2019:

	Performance Shares Outstanding	Weighted Average Grant Date Fair Value
Non-vested at July 31, 2019	174,100	$52.87
Granted	100,500	51.61
Vested	—	—
Canceled/forfeited	—	—
Non-vested at October 31, 2019	274,600	$52.41

The weighted average fair value for performance-based awards granted during the three months ended October 31, 2019 was $5.2 million.
As of October 31, 2019, there was $6.0 million of total unrecognized compensation expense related to non-vested performance-based awards granted. This unvested expense is expected to be recognized over the remaining vesting period.

Note 9. Employee Benefit Plans
The Company and certain of its international subsidiaries have defined benefit pension plans for many of their hourly and salaried employees. There are two types of U.S. plans. The first type of U.S. plan (Hourly Pension Plan) is a traditional defined benefit pension plan primarily for union production employees. The second plan (Salaried Pension Plan) is for some salaried and non-union production employees that provides defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit comprised of a percentage of current salary that varies with years of service, interest credits and transition credits. The Company no longer allows entrants into the U.S. Salaried Pension Plan and the employees no longer accrue Company contribution credits under the plan. Instead, eligible employees receive a 3% annual Company retirement contribution to their 401(k) in addition to the Company’s normal 401(k) match. The non-U.S. plans generally provide pension benefits based on years of service and compensation level. Components of net periodic benefit cost other than the service cost component are included in other income, net in the Condensed Consolidated Statements of Earnings.
Net periodic benefit costs for the Company’s pension plans include the following components (in millions):

	Three Months Ended October 31,
	2019	2018
Net periodic benefit costs:
Service cost	$1.6	$1.5
Interest cost	3.4	4.1
Expected return on assets	(6.5)	(6.6)
Prior service cost amortization	0.2	0.1
Actuarial loss amortization	1.6	1.1
Net periodic benefit costs	$0.3	$0.2

The Company’s general funding policy is to make at least the minimum required contributions as required by applicable regulations, plus any additional amounts that it determines to be appropriate. For the three months ended October 31, 2019, the Company made required contributions of $1.1 million to its non-qualified U.S. pension plans and $0.3 million to its non-U.S. pension plans.
The estimated minimum funding requirement for the Company’s qualified U.S. plans for the plan year ending July 31, 2020 is $4.4 million. In accordance with the Pension Protection Act of 2006, this contribution obligation may be met with existing credit balances that resulted from payments above the minimum obligation in prior years. The Company has sufficient credit balances to meet the minimum obligation for the plan year ending July 31, 2020. In November 2019, the Company utilized existing credits as contributions to the U.S. pension plans of $1.1 million. The Company estimates it will contribute an additional $0.8 million to its non-U.S. pension plans during the remainder of fiscal 2020 based upon the local government prescribed funding requirements. Future estimates of the Company’s required pension plan contributions may change significantly depending on the actual rate of return on plan assets, discount rates and regulatory requirements.
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
As of October 31, 2019, gross unrecognized tax benefits were $15.8 million and accrued interest and penalties on these unrecognized tax benefits were $1.8 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. With an average statute of limitations of approximately five years, up to $1.8 million of the unrecognized tax benefits could potentially expire in the next 12 months, unless extended by an audit.
The Company believes that it is remote that any adjustment necessary to the reserve for income taxes over the next 12 months will be material. However, it is possible the ultimate resolution of audits or disputes may result in a material change to the Company’s reserve for income taxes, although the quantification of such potential adjustments cannot be made at this time.

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
As of October 31, 2019, the carrying values of cash and cash equivalents, accounts receivables, short-term borrowings and trade accounts payable approximate fair value because of the short-term nature of these instruments.
As of October 31, 2019, the estimated fair value of long-term debt with fixed interest rates was $287.3 million compared to its carrying value of $275.0 million. The carrying values of long-term debt with variable interest rates of $373.8 million as of October 31, 2019 approximate fair value. The fair value is estimated by discounting the projected cash flows using the rate at which similar amounts of debt could currently be borrowed. Long-term debt is classified as Level 2 in the fair value hierarchy.
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
Net Investment Hedges The Company uses fixed-to-fixed cross-currency swap agreements to hedge its exposure to adverse foreign currency exchange rate movements for its operations in Europe. The Company has elected the spot method of designating these contracts.
The Company determines the fair values of its derivatives based on valuation models which project future cash flows and discount the future amounts to a present value using market based observable inputs including foreign currency rates, interest rate curves, futures and basis spreads, as applicable.
The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis in the Company’s Condensed Consolidated Balance Sheets as of October 31, 2019 and July 31, 2019 (in millions):

			Fair Values Significant Other Observable Inputs (Level 2)
	Notional Amounts		Assets (1)		Liabilities (2)
	October 31,	July 31,	October 31,	July 31,	October 31,	July 31,
	2019	2019	2019	2019	2019	2019
Forward foreign currency exchange contracts	$27.2	$28.2	$1.6	$1.6	$1.3	$(1.8)
Net investment hedges	55.8	55.8	1.1	1.1	—	(1.9)
Total	$83.0	$84.0	$2.7	$2.7	$1.3	$(3.7)
(1) Recorded within prepaid expenses and other current assets in the Company’s Condensed Consolidated Balance Sheets.
(2) Recorded within other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets.

Changes in the fair value of the Company’s forward foreign currency exchange contracts are recorded in equity as a component of accumulated other comprehensive income (loss), and are reclassified from accumulated other comprehensive income (loss) into earnings when the items underlying the hedged transactions are recognized into earnings, as a component of cost of sales within the Company’s Condensed Consolidated Statements of Earnings and Condensed Consolidated Statements of Comprehensive Income. The net gain or loss on net investment hedges are reported within foreign currency translation gains and losses as a component of accumulated other comprehensive income (loss) on the Company’s Condensed Consolidated Balance Sheets. The interest earned is reclassified out of accumulated other comprehensive income (loss) and into other income, net.
Credit Risk Related Contingent Features Contract provisions may require the posting of collateral or settlement of the contracts for various reasons, including if the Company’s credit ratings are downgraded below its investment grade credit rating by any of the major credit agencies or for cross default contractual provisions if there was a failure under other financing arrangements related to payment terms or covenants. As of October 31, 2019, and July 31, 2019, no collateral has been posted.
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
The following table summarizes the pre-tax impact of the gains and losses on the Company’s designated forward foreign currency exchange contracts and net investment hedges (in millions):

	Pre-tax Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss)
	Three Months Ended October 31,
	2019	2018
Forward foreign currency exchange contracts	$(0.7)	$1.0
Net investment hedges	$0.8	$—

	Pre-tax (Gains) Losses Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended October 31,
	2019	2018
Forward foreign currency exchange contracts	$1.9	$(0.3)
Net investment hedges	$—	$—

The Company expects that substantially all of the amounts recorded in accumulated other comprehensive income (loss) for its forward foreign currency exchange contracts will be reclassified into earnings during the next 12 months, based upon the timing of inventory purchases and turnover as well as sales. See also Note 13.
The Company holds equity method investments, which are classified in other long-term assets in the accompanying Condensed Consolidated Balance Sheets. The aggregate carrying amount of these investments was $23.1 million and $23.0 million as of October 31, 2019 and July 31, 2019, respectively. These equity method investments are measured at fair value on a nonrecurring basis. The fair value of the Company’s equity method investments has not been estimated as there have been no identified events or changes in circumstance that would have had an adverse impact on the value of these investments. In the event that these investments were required to be measured, these investments would fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value, as the investments are in privately-held entities.
Note 12. Shareholders’ Equity
The Company’s Board of Directors authorized the repurchase of up to 13.0 million shares of common stock under the Company’s stock repurchase plan. This repurchase authorization is effective until terminated by the Board of Directors. During the three months ended October 31, 2019, the Company repurchased 1.4 million shares for $65.0 million. As of October 31, 2019, the Company had remaining authorization to repurchase 11.4 million shares under this plan.
Dividends paid per share were 21.0 cents and 19.0 cents, respectively, for the three months ended October 31, 2019 and 2018.
On November 22, 2019, the Company's Board of Directors declared a cash dividend in the amount of 21.0 cents per common share, payable December 27, 2019, to shareholders of record as of December 10, 2019.

Note 13. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component for the three months ended October 31, 2019 and 2018 are as follows (in millions):

	Foreign Currency Translation Adjustment	Pension Benefits		Derivative Financial Instruments		Total
Balance as of July 31, 2019, net of tax	$(92.7)	$(99.0)		$(1.2)		$(192.9)
Other comprehensive income before reclassifications and tax	8.1	—		0.1		8.2
Tax benefit	—	—		0.2		0.2
Other comprehensive income before reclassifications, net of tax	8.1	—		0.3		8.4
Reclassifications, before tax	—	0.7		1.9		2.6
Tax benefit (expense)	—	0.1		(0.7)		(0.6)
Reclassifications, net of tax	—	0.8	(1)	1.2	(2)	2.0
Other comprehensive income (loss), net of tax	8.1	0.8		1.5		10.4
Balance as of October 31, 2019, net of tax	$(84.6)	$(98.2)		$0.3		$(182.5)

Balance as of July 31, 2018, net of tax	$(66.1)	$(82.9)		$(0.8)		$(149.8)
Other comprehensive (loss) income before reclassifications and tax	(24.2)	—		1.0		(23.2)
Tax expense	—	—		(0.3)		(0.3)
Other comprehensive (loss) income before reclassifications, net of tax	(24.2)	—		0.7		(23.5)
Reclassifications, before tax	—	2.0		(0.3)		1.7
Tax (expense) benefit	—	(0.4)		0.1		(0.3)
Reclassifications, net of tax	—	1.6	(1)	(0.2)	(2)	1.4
Other comprehensive (loss) income, net of tax	(24.2)	1.6		0.5		(22.1)
Balance as of October 31, 2018, net of tax	$(90.3)	$(81.3)		$(0.3)		$(171.9)

(1)
Primarily includes net amortization of prior service costs and actuarial losses included in net periodic benefit cost (see Note 9) that were reclassified from accumulated other comprehensive loss to operating expenses or cost of sales.

(2)	Relates to foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to other income, net.

Note 14. Guarantees
The Company and Caterpillar Inc. equally own the shares of Advanced Filtration Systems Inc. (AFSI), an unconsolidated joint venture, and guarantee certain debt of the joint venture. The Company accounts for this investment as an equity method investment. In the following table, the Outstanding debt relates to the joint venture and the Contingent liability for stand by letters of credit relate to the Company (in millions):

	October 31, 2019	July 31, 2019
Outstanding debt (the Company guarantees half)	$40.0	$38.8
Contingent liability for standby letters of credit (1)	10.7	11.0
Amounts drawn for letters of credit	$—	$—
(1) The letters of credit guarantee payment to third parties in the event the Company is in breach of contract terms as detailed in each letter of credit.
The following items relate to the Company’s joint venture (in millions):

	Three Months Ended October 31,
	2019		2018
Investment earnings (loss) (1)	$0.1	300	$(0.3)
Royalty income (1)	$1.9	1,700	$1.7
(1) Recorded in other income, net.
Note 15. Commitments and Contingencies
The Company records provisions with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly, and provisions are taken or adjusted to reflect the status of a particular matter. The Company believes the recorded estimated liability in its Condensed Consolidated Financial Statements is adequate in light of the probable and estimable outcomes. The recorded liabilities were not material to the Company’s results of operations, liquidity or financial position and the Company believes it is remote that the settlement of any of the currently identified claims or litigation will be materially in excess of what is accrued.
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
Segment detail is summarized as follows (in millions):

	Three Months Ended October 31,
	2019	2018
Net sales
Engine Products segment	$459.2	$480.9
Industrial Products segment	213.5	220.5
Total	$672.7	$701.4

Earnings before income taxes
Engine Products segment	$62.4	$63.9
Industrial Products segment	29.5	36.6
Corporate and Unallocated	(5.3)	(4.1)
Total	$86.6	$96.4

Net sales by product group within the Engine Products segment and Industrial Products segment is summarized as follows (in millions):

	Three Months Ended October 31,
	2019	2018
Engine Products segment
Off-Road	$68.6	$76.2
On-Road	40.7	45.9
Aftermarket	319.4	331.2
Aerospace and Defense	30.5	27.6
Engine Products segment net sales	459.2	480.9

Industrial Products segment
Industrial Filtration Solutions	149.0	149.4
Gas Turbine Systems	20.7	25.5
Special Applications	43.8	45.6
Industrial Products segment net sales	213.5	220.5
Total net sales	$672.7	$701.4

There were no customers that accounted for over 10% of net sales for the three months ended October 31, 2019 or 2018, or gross accounts receivable as of October 31, 2019 and July 31, 2019.
Note 17. Leases
The Company leases certain real estate properties, information technology equipment, manufacturing and warehouse equipment, vehicles and other equipment through operating lease arrangements. Upon lease inception, the Company determines whether an arrangement that provides control over the use of an asset to the Company is a lease. The Company recognizes a lease liability and corresponding right-of-use asset based on the present value of future lease payments. Leases with an initial term of 12 months or less are not recorded on the balance sheet, but rather the Company recognizes lease expense for these leases on a straight-line basis over the lease term.
The Company has elected to separate payments for lease components from non-lease components for all asset classes. Lease agreements may include extension, termination, or purchase options, all of which will be included within the lease liability and right-of-use assets when it is reasonably certain the Company will exercise the option. Most lease agreements do not explicitly state the discount rate implicit in the lease, therefore, the Company’s incremental borrowing rate on the commencement date is used to calculate the present value of future payments.
The Company has elected to exercise the package of practical expedients and has not elected to exercise hindsight in determining lease term and in assessing impairment of the Company’s right-of-use assets. The Company’s finance leases are not significant and therefore, are not included in the following disclosures. Information for the Company’s operating lease costs is as follows (in millions):

October 31, 2019
Operating lease cost	$7.5
Short-term lease cost	0.6
Total lease costs	$8.1

Supplemental balance sheet information for the Company is as follows (in millions):

	October 31, 2019	August 1, 2019
Right-of-use lease assets	$79.3	$71.5
Current lease liabilities	24.8	26.0
Long-term lease liabilities	$54.4	$45.5

Additional information related to operating leases is as follows:

	October 31, 2019	August 1, 2019
Weighted average remaining lease term (years)	4.1	3.7
Weighted average discount rates	3.74%	3.76%

Maturities of operating lease liabilities at October 31, 2019 were as follows (in millions):

Amounts Due in Year Ending	October 31, 2019
2020	$20.8
2021	20.3
2022	13.1
2023	7.9
2024	5.6
Thereafter	23.6
Total future minimum lease payments	91.3
Less imputed interest	12.1
Present value of future lease payments	$79.2

Minimum payments for operating leases having initial terms of more than one year at July 31, 2019 were as follows (in millions):

Amounts Due in Year Ending	July 31, 2019
2020	$24.0
2021	17.5
2022	11.3
2023	6.4
2024	4.6
Thereafter	19.0
Total future minimum lease payments	82.8
Less imputed interest	11.3
Present value of future lease payments	$71.5

Right-of-use lease assets obtained in exchange for new lease liabilities were $13.0 million for the three months ended October 31, 2019.
Note 18. Borrowings
In October 2019, the Company entered into a term loan agreement of €80.0 million, or $89.2 million, based on the exchange rate in effect on October 28, 2019. The loan is unsecured and matures in October 2024. As of October 31, 2019, the Company had borrowed the full capacity of the term loan. The term loan includes customary representations and warranties and covenants for a transaction of this type. The loan has a floating rate based on margin plus EURIBOR. The margin will vary according to a leverage-based pricing grid. The rate as of October 31, 2019 was 0.7%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is a worldwide manufacturer of filtration systems and replacement parts. The Company’s core strengths are leading filtration technology, strong customer relationships and its global presence. Products are manufactured around the world and through three joint ventures.
The Company has two operating segments: Engine Products and Industrial Products. Products in the Engine Products segment consist of replacement filters for both air and liquid filtration applications, air filtration systems, liquid filtration systems for fuel, lube and hydraulic applications, and exhaust and emissions systems and sensors, indicators and monitoring systems. The Engine Products segment sells to original equipment manufacturers (OEMs) in the construction, mining, agriculture, aerospace, defense and truck end markets and to independent distributors, OEM dealer networks, private label accounts and large equipment fleets. Products in the Industrial Products segment consist of dust, fume and mist collectors, compressed air purification systems, gas and liquid filtration for food, beverage and industrial processes, air filtration systems for gas turbines, polytetrafluoroethylene (PTFE) membrane-based products and specialized air and gas filtration systems for applications including hard disk drives and semi-conductor manufacturing and sensors, indicators and monitoring systems. The Industrial Products segment sells to various dealers, distributors and OEMs for specific markets and replacement filters.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes included in Item 1 of this report.
Consolidated Results of Operations
Operating results for the three months ended October 31, 2019 and 2018 are as follows (in millions):

	Three Months Ended October 31,
	2019	% of sales	2018	% of sales
Net sales	$672.7		$701.4
Cost of sales	441.4	65.6%	463.0	66.0%
Gross profit	231.3	34.4%	238.4	34.0%
Operating expenses	142.6	21.2%	139.7	19.9%
Operating income	88.7	13.2%	98.7	14.1%
Interest expense	4.7	0.7%	4.2	0.6%
Other income, net	(2.6)	(0.4)%	(1.9)	(0.3)%
Earnings before income taxes	86.6	12.9%	96.4	13.8%
Income taxes	21.6	3.2%	22.6	3.2%
Net earnings	$65.0	9.7%	$73.8	10.5%
Net sales for the three months ended October 31, 2019 were $672.7 million, compared with $701.4 million for the three months ended October 31, 2018, a decrease of $28.7 million, or 4.1%. Net sales decreased $21.7 million, or 4.5%, in the Engine Products segment and decreased $7.0 million, or 3.2%, in the Industrial Products segment compared with the same period in the prior fiscal year. Refer to the Segment Results of Operations section for further discussion on the Engine Products and Industrial Products segments. Net sales for the three months ended October 31, 2019 were negatively impacted by foreign currency translation, which decreased net sales by $9.6 million, or 1.4% compared with the same period in the prior fiscal year.
Cost of sales for the three months ended October 31, 2019 was $441.4 million, compared with $463.0 million for the three months ended October 31, 2018, a decrease of $21.6 million, or 4.7%. Gross margin for the current year quarter was 34.4%, compared with 34.0% during the same period in the prior fiscal year. The gross margin increase reflects lower raw materials costs, combined with benefits from the Company’s efforts related to pricing initiatives and optimizing its supply chain, partially offset by loss of leverage on lower sales.
Operating expenses for the three months ended October 31, 2019 were $142.6 million, compared with $139.7 million for the three months ended October 31, 2018, an increase of $2.9 million, or 2.1%. As a percentage of net sales, operating expenses for the current year quarter were 21.2%, compared with 19.9% during the same period in the prior fiscal year. The increase reflects loss of leverage on lower sales, combined with higher personnel expense related to investments in support of the Company’s strategic growth initiatives.

Interest expense was $4.7 million for the three months ended October 31, 2019, compared with $4.2 million for the three months ended October 31, 2018, an increase of $0.5 million, or 11.9%. The increase is primarily due to a higher average level of debt outstanding in the current year quarter compared with the prior year quarter. Other income, net for the three months ended October 31, 2019 was $2.6 million, compared with $1.9 million for the three months ended October 31, 2018, an increase of $0.7 million. The increase was primarily due to higher joint venture performance in the current quarter compared with the prior year quarter.
The effective tax rate for the three months ended October 31, 2019 was 24.9%, compared with 23.5% for the three months ended October 31, 2018. The effective tax rate for the three months ended October 31, 2018 included a net discrete tax benefit of $0.9 million related to ongoing Tax Cuts and Jobs Act-based global cash optimization initiatives. Excluding this benefit, the effective tax rate for the three months ended October 31, 2018 was 24.3%. The increase in the effective tax rate between periods was primarily due to a decrease in excess tax benefits on stock-based compensation.
Net earnings for the three months ended October 31, 2019 were $65.0 million, compared with net earnings of $73.8 million for the three months ended October 31, 2018, a decrease of $8.8 million.
Segment Results of Operations
Net sales and earnings before income taxes for the Engine Products and Industrial Products segments are summarized as follows (in millions):

	Three Months Ended October 31,
	2019	2018
Net sales:
Engine Products segment	$459.2	$480.9
Industrial Products segment	213.5	220.5
Total	$672.7	$701.4

Earnings before income taxes:
Engine Products segment	$62.4	$63.9
Industrial Products segment	29.5	36.6
Corporate and Unallocated (1)	(5.3)	(4.1)
Total	$86.6	$96.4

(1)	Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, such as interest expense.
Engine Products Segment
The following is a summary of net sales by product group within the Company’s Engine Products segment (in millions):

	Three Months Ended October 31,
	2019	2018
Engine Products segment
Off-Road	$68.6	$76.2
On-Road	40.7	45.9
Aftermarket	319.4	331.2
Aerospace and Defense	30.5	27.6
Engine Products segment net sales	$459.2	$480.9

Engine Products segment earnings before income taxes	$62.4	$63.9
Net sales for the Engine Products segment for the three months ended October 31, 2019 were $459.2 million, compared with $480.9 million for the three months ended October 31, 2018, a decrease of $21.7 million, or 4.5%, or 3.1% excluding the impact from currency translation. The Engine Products segment realized benefits from price increases of approximately 0.8%. The sales increase in Aerospace and Defense was driven by new equipment in both commercial aerospace and ground defense. The declines in Off-Road and On-Road reflect lower levels of equipment production, with continued variability by geography. The Aftermarket decline reflects lower levels of equipment utilization, primarily in off-road markets.

Earnings before income taxes for the Engine Products segment for the three months ended October 31, 2019 were $62.4 million, or 13.6% of Engine Products’ sales, an increase from 13.3% for the three months ended October 31, 2018. The increase was driven by price increases, operational gains and slightly lower raw material costs.
Industrial Products Segment
The following is a summary of net sales by product group within the Company’s Industrial Products segment (in millions):

	Three Months Ended October 31,
	2019	2018
Industrial Products segment:
Industrial Filtration Solutions	$149.0	$149.4
Gas Turbine Systems	20.7	25.5
Special Applications	43.8	45.6
Industrial Products segment net sales	$213.5	$220.5

Industrial Products segment earnings before income taxes	$29.5	$36.6
Net sales for the Industrial Products segment for the three months ended October 31, 2019 were $213.5 million, compared with $220.5 million for the three months ended October 31, 2018, a decrease of $7.0 million, or 3.2%, or 2.0% excluding the impact from currency translation. The Industrial Products segment realized benefits of approximately 3.6% from BOFA International LTD (BOFA) and 0.2% from increased pricing. Sales of Industrial Filtration Solutions reflect benefits from BOFA and strong growth in sales of Process Filtration products, partially offset by lower sales of new equipment. The Gas Turbine Systems sales decline was primarily driven by lower sales of new equipment, and the decline in sales of Special Applications was primarily driven by lower sales of Disk Drive filters.
Earnings before income taxes for the Industrial Products segment for the three months ended October 31, 2019 were $29.5 million, or 13.8% of Industrial Products’ sales, a decrease from 16.6% for the three months ended October 31, 2018. The earnings before income taxes percentage decrease was driven by the lower net sales as well as continued investment in our strategic growth businesses.
Liquidity and Capital Resources
Cash provided by operating activities for the three months ended October 31, 2019 was $86.1 million, compared with $63.3 million for the three months ended October 31, 2018, an increase of $22.8 million. The increase in cash provided by operating activities was primarily driven by the reduction of days sales outstanding, and lower incentive compensation payments, partially offset by lower earnings.
Cash used in investing activities for the three months ended October 31, 2019 was $37.1 million, compared with $124.2 million for the three months ended October 31, 2018, a decrease of $87.1 million. The decrease resulted primarily from $96.0 million of net cash used for the BOFA acquisition in fiscal 2019, partially offset by an increase in capital expenditures in fiscal 2020 of $8.9 million to expand capacity and invest in technology.
Cash used in financing activities for the three months ended October 31, 2019 was $14.7 million, compared with cash provided by financing activities of $61.3 million for the three months ended October 31, 2018, a change of $76.0 million. In fiscal 2020, proceeds from a new term loan and short-term debt were used to repay long-term debt and for share repurchases. In fiscal 2019, proceeds from long-term debt and short-term borrowings were used primarily to fund the BOFA acquisition and for share repurchases.
Cash and cash equivalents as of October 31, 2019 was $210.0 million, compared with $177.8 million as of July 31, 2019. The Company has capacity of $505.5 million available for further borrowing under existing credit facilities as of October 31, 2019. The Company believes that the liquidity available from the combination of expected cash generated by operating activities, existing cash and available credit under existing credit facilities will be adequate to meet cash requirements for the next twelve months, including working capital needs, debt service obligations, capital expenditures, payment of anticipated dividends, share repurchase activity, and potential acquisitions.
Accounts receivable, net as of October 31, 2019 was $501.5 million, compared with $529.5 million as of July 31, 2019, a decrease of $28.0 million. Days sales outstanding was flat at 65 days, as of October 31, 2019 and July 31, 2019. Days sales outstanding was 69 days at October 31, 2018. Days sales outstanding is calculated using the count back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.

Inventories, net as of October 31, 2019 was $361.5 million, compared with $332.8 million as of July 31, 2019, an increase of $28.7 million. Inventory turns were 5.1 times and 5.6 times per year as of October 31, 2019 and July 31, 2019, respectively. Inventory turns are calculated by taking the annualized cost of sales based on the trailing three-month period divided by the average of the beginning and ending net inventory values of the three-month period. The inventory increase was spread across all of the major regions, driven by sourcing changes in the Company’s supply chain.
Long-term debt outstanding was $596.8 million as of October 31, 2019, compared with $584.4 million as of July 31, 2019, an increase of $12.4 million. This increase is primarily due to higher short-term borrowings and lower share repurchases, partially offset by increased capital expenditures. As of October 31, 2019, total debt, including long-term debt and short-term borrowings, represented 43.6% of total capitalization, defined as total debt plus total shareholders’ equity, compared with 41.6% as of July 31, 2019.
In October 2019, the Company entered into a term loan agreement of €80.0 million, or $89.2 million, based on the exchange rate in effect on October 28, 2019. The loan is unsecured and matures in October 2024. As of October 31, 2019, the Company had borrowed the full capacity of the term loan. The term loan includes customary representations and warranties and covenants for a transaction of this type. The loan has a floating rate based on margin plus EURIBOR. The margin will vary according to a leverage-based pricing grid. The rate as of October 31, 2019 was zero.
The Company guarantees 50% of certain debt of its joint venture, AFSI, as further discussed in Note 14 in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report.
New Accounting Standards Not Yet Adopted
For new accounting standards not yet adopted, refer to Note 1 in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report.
Critical Accounting Policies
There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2019.
Safe Harbor Statement under the Securities Reform Act of 1995
The Company, through its management, may make forward-looking statements reflecting the Company’s current views with respect to future events and expectations, such as forecasts, plans, trends and projections relating to the Company’s business and financial performance. These forward-looking statements, which may be included in reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended July 31, 2019, which could cause actual results to differ materially from historical results or those anticipated. The words or phrases “will likely result,” “are expected to,” “will continue,” “will allow,” “estimate,” “project,” “believe,” “expect,” “anticipate,” “forecast,” “plan” and similar expressions are intended to identify forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995 (PSLRA). In particular, the Company desires to take advantage of the protections of the PSLRA in connection with the forward-looking statements made in this Quarterly Report on Form 10-Q. All statements other than statements of historical fact are forward-looking statements. These statements do not guarantee future performance.
These forward-looking statements speak only as of the date such statements are made and are subject to risks and uncertainties that could cause the Company’s results to differ materially from these statements. These factors include, but are not limited to, economic and industrial conditions worldwide; the Company’s ability to maintain competitive advantages; threats from disruptive innovation; highly competitive markets with pricing pressure; the Company’s ability to protect and enforce its intellectual property; the difficulties in operating globally; customer concentration in certain cyclical industries; significant demand fluctuations; unavailable raw materials or material cost inflation; inability of operations to meet customer demand; difficulties with information technology systems and security; foreign currency fluctuations; governmental laws and regulations; litigation; changes in tax laws and tax rates; regulations and results of examinations; the Company’s ability to attract and retain qualified personnel; changes in capital and credit markets; execution of the Company’s acquisition strategy; the possibility of intangible asset impairment; the Company’s ability to manage productivity improvements; unexpected events and the disruption on operations; the Company’s ability to maintain an effective system of internal control over financial reporting; the United Kingdom’s decision to end its membership in the European Union and other factors included in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended July 31, 2019. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

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
During the three months ended October 31, 2019, the U.S. dollar was generally stronger than in the three months ended October 31, 2018 compared with many of the currencies of the foreign countries in which the Company operates. The overall stronger dollar had a negative impact on the Company’s international net sales results because the foreign denominated revenues translated into less U.S. dollars. Foreign currency translation had a negative impact to net sales and net earnings in many regions around the world. The estimated impact of foreign currency translation for the three months ended October 31, 2019, resulted in an overall decrease in reported net sales by $9.6 million and net earnings of approximately $0.7 million.
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
Net investment hedges The Company uses fixed-to-fixed cross currency swap agreements to hedge its exposure to adverse foreign currency exchange rate movements for its operations in Europe. The Company has elected the spot method of designating these contracts.
Based on the net investment hedge outstanding as of October 31, 2019 a 10% appreciation of the U.S. Dollar compared to the Euro, would result in a net gain of $5.7 million in the fair value of these contracts.
Interest rates The Company’s exposure to market risk for changes in interest rates relates primarily to debt obligations that are at variable rates, as well as the potential increase in fair value of long-term debt resulting from a potential decrease in interest rates. As of October 31, 2019, the Company’s financial liabilities with exposure to changes in interest rates consisted mainly of $293.9 million outstanding on the Company’s revolving credit facility, term loan and short-term borrowings, €92.5 million, or $103.2 million of variable rate term loan and commercial paper, and ¥2.65 billion, or $24.5 million, of variable rate long-term debt. Assuming a hypothetical increase of 0.5% in short-term interest rates, with all other variables remaining constant, interest expense would have increased $0.5 million and interest income would have increased $0.2 million in the three months ended October 31, 2019. Interest rate changes would also affect the fair market value of fixed-rate debt. As of October 31, 2019, the estimated fair value of long-term debt with fixed interest rates was $287.3 million compared to its carrying value of $275.0 million. The fair value is estimated by discounting the projected cash flows using the rate at which similar amounts of debt could currently be borrowed.
Commodity prices The Company is exposed to market risk from fluctuating market prices of certain purchased commodity raw materials, including steel, filter media and petrochemical-based products, including plastics, rubber and adhesives. On an ongoing basis, the Company enters into selective supply arrangements with certain of its suppliers that allow the Company to reduce volatility in its costs. The Company strives to recover or offset all material cost increases through selective price increases to its customers and the Company’s cost reduction initiatives, which include material substitution, process improvement and product redesigns. However, an increase in commodity prices could result in lower operating margins.
Chinese notes Consistent with common business practice in China, the Company’s Chinese subsidiaries accept bankers’ acceptance notes from Chinese customers in settlement of certain customer billed accounts receivable. Bankers’ acceptance notes represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers’ acceptance note as of the maturity date. The maturity date of bankers’ acceptance notes varies, but it is the Company’s policy to only accept bankers’ acceptance notes with maturity dates no more than 270 days from the date of the Company’s receipt of such draft. As of October 31, 2019 and July 31, 2019, the Company owned $9.7 million and $16.7 million, respectively, of these bankers’ acceptance notes, and includes them in accounts receivable on the Company’s Condensed Consolidated Balance Sheets.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period. Based on their evaluation, as of the end of the period covered, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. The Company’s disclosure controls and procedures are designed so that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
There are inherent risks and uncertainties associated with the Company’s global operations that involve the manufacturing and sale of products for highly demanding customer applications throughout the world. These risks and uncertainties could adversely affect the Company’s operating performances or financial condition. The “Risk Factors” section in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2019 outlines the risks and uncertainties that the Company believes are the most material to its business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
The following table summarizes information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the three months ended October 31, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
August 1 - August 31, 2019	1,274,345	$48.06	1,274,345	11,475,655
September 1 - September 30, 2019	81,200	46.32	81,200	11,394,455
October 1 - October 31, 2019	—	—	—	11,394,455
Total	1,355,545	$47.95	1,355,545	11,394,455

(1)
The Board of Directors has authorized the repurchase of up to 13.0 million shares of the Company’s common stock. This repurchase authorization is effective until terminated by the Board of Directors. The Company had remaining authorization to repurchase 11.4 million shares under this plan. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the three months ended October 31, 2019. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under stock-based awards to cover the withholding of taxes due as a result of exercising stock options or payment of stock-based awards.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6.	Exhibits
*3-A – Restated Certificate of Incorporation of Registrant as currently in effect (Filed as Exhibit 3-A to Form 10-Q Report for the second quarter ended January 31, 2012)
*3-B – Amended and Restated Bylaws of Registrant, dated as of July 29, 2016 (Filed as Exhibit 3-C to Form 8-K Report filed on July 29, 2016)
4-C - First Amendment to Credit Agreement dated October 24, 2019.
10-AF - Form of Restricted Stock Unit Award Agreement (Cliff Vesting) under the 2019 Master Stock Incentive Plan
10-AG - Form of Performance Award Agreement under the 2019 Master Stock Incentive Plan
10-AH - Form of Stock Option Award Agreement under the 2019 Master Stock Incentive Plan
10-AI - Form of Restricted Stock Unit Award Agreement (Graded Vesting) under the 2019 Master Stock Incentive Plan
10-AJ - Compensation Plan for Non-Employee Directors under the 2019 Master Stock Incentive Plan
10-AK - Form of Deferred Compensation and 401(K) Excess Plan (2020 Restatement)
31-A – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31-B – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 – Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 – The following information from Donaldson Company, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2019, as filed with the Securities and Exchange Commission, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity and (vi) the Notes to Condensed Consolidated Financial Statements

104 – The cover page from Donaldson Company Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2019, formatted in iXBRL (included as Exhibit 101).

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