Form 10-Q
period 2020-01-31
DONALDSON CO INC
filed 2020-03-06
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, $5 par value - 126,771,478 shares as of February 29, 2020.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Net sales	$662.0	$703.7	$1,334.7	$1,405.1
Cost of sales	438.8	478.3	880.3	941.3
Gross profit	223.2	225.4	454.4	463.8
Operating expenses	138.7	140.3	281.4	280.0
Operating income	84.5	85.1	173.0	183.8
Interest expense	4.5	5.3	9.0	9.5
Other income, net	(2.8)	(0.7)	(5.5)	(2.6)
Earnings before income taxes	82.8	80.5	169.5	176.9
Income taxes	18.4	20.4	40.0	43.0
Net earnings	$64.4	$60.1	$129.5	$133.9

Weighted average shares – basic	127.1	128.3	127.0	128.6
Weighted average shares – diluted	128.9	130.0	128.8	130.6

Net earnings per share – basic	$0.51	$0.47	$1.02	$1.04
Net earnings per share – diluted	$0.50	$0.46	$1.01	$1.03

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Net earnings	$64.4	$60.1	$129.5	$133.9
Other comprehensive income (loss):
Foreign currency translation income (loss)	2.4	23.7	10.5	(0.5)
Pension liability adjustment, net of deferred taxes of $(0.4), $(0.2), $(0.3), and $(0.6), respectively	1.2	0.5	2.0	2.1

Derivatives:
Gain on hedging derivatives, net of deferred taxes of $0.5, $0.0, $0.7 and $(0.2), respectively	0.5	—	0.8	0.5
Reclassifications of losses on hedging derivatives to net earnings, net of taxes of $0.0, $0.0, $(0.7), and $0.0, respectively	0.1	—	1.3	—
Total derivatives	0.6	—	2.1	0.5

Net other comprehensive income	4.2	24.2	14.6	2.1
Comprehensive income	$68.6	$84.3	$144.1	$136.0

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	January 31, 2020	July 31, 2019
Assets
Current assets:
Cash and cash equivalents	$211.1	$177.8
Accounts receivable, less allowance of $5.0 and $4.8, respectively	475.8	529.5
Inventories, net	350.1	332.8
Prepaid expenses and other current assets	84.2	82.5
Total current assets	1,121.2	1,122.6
Property, plant and equipment, net	623.1	588.9
Right-of-use lease assets	76.0	—
Goodwill	308.5	303.1
Intangible assets, net	69.7	70.9
Deferred income taxes	15.4	14.2
Other long-term assets	48.3	42.9
Total assets	$2,262.2	$2,142.6

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$34.7	$2.1
Current maturities of long-term debt	50.0	50.2
Trade accounts payable	210.1	237.5
Current lease liabilities	25.9	—
Other current liabilities	177.5	193.1
Total current liabilities	498.2	482.9
Long-term debt	595.8	584.4
Non-current income taxes payable	102.1	110.9
Deferred income taxes	19.5	13.2
Long-term lease liabilities	50.1	—
Other long-term liabilities	45.3	48.5
Total liabilities	1,311.0	1,239.9

Commitments and contingencies (Note 15)
Redeemable non-controlling interest	10.8	10.0

Shareholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued	758.2	758.2
Retained earnings	1,354.1	1,281.5
Non-controlling interest	5.6	5.4
Stock-compensation plans	14.5	21.7
Accumulated other comprehensive loss	(178.3)	(192.9)
Treasury stock, 24,876,430 and 24,324,483 shares, respectively, at cost	(1,013.7)	(981.2)
Total shareholders’ equity	940.4	892.7
Total liabilities and shareholders’ equity	$2,262.2	$2,142.6

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended January 31,
	2020	2019
Operating Activities
Net earnings	$129.5	$133.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	42.8	39.2
Deferred income taxes	2.5	4.9
Stock-based compensation expense	10.2	10.6
Other, net	10.5	(2.1)
Changes in operating assets and liabilities, excluding effect of acquired business	(18.7)	(43.7)
Net cash provided by operating activities	176.8	142.8

Investing Activities
Net expenditures on property, plant and equipment	(79.7)	(67.1)
Acquisitions, net of cash acquired	—	(96.0)
Net cash used in investing activities	(79.7)	(163.1)

Financing Activities
Proceeds from long-term debt	122.7	145.0
Repayments of long-term debt	(111.1)	(24.6)
Change in short-term borrowings	32.2	22.6
Purchase of treasury stock	(65.0)	(102.0)
Dividends paid	(53.2)	(48.7)
Tax withholding payments for stock compensation transactions	(6.0)	(3.6)
Exercise of stock options	17.4	17.3
Net cash (used in) provided by financing activities	(63.0)	6.0
Effect of exchange rate changes on cash	(0.8)	0.8
Increase (decrease) in cash and cash equivalents	33.3	(13.5)
Cash and cash equivalents, beginning of period	177.8	204.7
Cash and cash equivalents, end of period	$211.1	$191.2

Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes	$45.3	$54.4
Interest	$9.4	$8.9
Supplemental Disclosure of Non-Cash Investing Transactions
Accrued property, plant and equipment additions	$12.5	$17.5

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended January 31, 2020 and 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Stock Compensation Plans	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance October 31, 2019	$758.2	$—	$1,346.0	$5.4	$15.1	$(182.5)	$(1,025.2)	$917.0
Net earnings			64.4					64.4
Other comprehensive income						4.2		4.2
Dividends declared ($0.42 per share)			(53.3)					(53.3)
Stock compensation and other activity			(3.0)	0.2	(0.6)		11.5	8.1
Balance January 31, 2020	$758.2	$—	$1,354.1	$5.6	$14.5	$(178.3)	$(1,013.7)	$940.4

Balance October 31, 2018	$758.2	$—	$1,192.6	$4.8	$21.2	$(171.9)	$(950.5)	$854.4
Net earnings			60.1					60.1
Other comprehensive income						24.2		24.2
Treasury stock acquired							(21.1)	(21.1)
Dividends declared ($0.38 per share)			(48.6)					(48.6)
Stock compensation and other activity			(1.4)	0.4	(0.1)		4.7	3.6
Balance January 31, 2019	$758.2	$—	$1,202.7	$5.2	$21.1	$(147.7)	$(966.9)	$872.6

	Six Months Ended January 31, 2020 and 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Stock Compensation Plans	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance July 31, 2019	$758.2	$—	$1,281.5	$5.4	$21.7	$(192.9)	$(981.2)	$892.7
Net earnings			129.5					129.5
Other comprehensive income						14.6		14.6
Treasury stock acquired							(65.0)	(65.0)
Dividends declared ($0.42 per share)			(53.1)					(53.1)
Stock compensation and other activity			(3.8)	0.2	(7.2)		32.5	21.7
Balance January 31, 2020	$758.2	$—	$1,354.1	$5.6	$14.5	$(178.3)	$(1,013.7)	$940.4

Balance July 31, 2018	$758.2	$—	$1,122.1	$4.8	$21.3	$(149.8)	$(898.8)	$857.8
Net earnings			133.9					133.9
Other comprehensive income						2.1		2.1
Treasury stock acquired							(102.0)	(102.0)
Dividends declared ($0.38 per share)			(48.4)					(48.4)
Stock compensation and other activity			(4.9)	0.4	(0.2)		33.9	29.2
Balance January 31, 2019	$758.2	$—	$1,202.7	$5.2	$21.1	$(147.7)	$(966.9)	$872.6

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation The accompanying unaudited Condensed Consolidated Financial Statements of Donaldson Company, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of earnings, comprehensive income, financial position, cash flows and shareholders’ equity have been included and are of a normal recurring nature. Operating results for the three and six month periods ended January 31, 2020 are not necessarily indicative of the results that may be expected for future periods. The year-end Condensed Consolidated Balance Sheet information was derived from the Company’s Audited Consolidated Financial Statements but does not include all disclosures required by GAAP. For further information, refer to the Audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2019.
New Accounting Standards Recently Adopted In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) (ASU 2016-02), which requires lessees to recognize right-of-use assets and lease liabilities for substantially all leases. This accounting guidance was effective for the Company in the beginning of the first quarter of fiscal 2020 and the Company adopted the guidance on a modified retrospective basis. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842) Narrow-Scope Improvements for Lessors (ASU 2018-20), which amends ASU 2016-02, to provide additional guidance on accounting for certain expenses such as property taxes and insurance paid on behalf of the lessor by the lessee. The Company adopted ASU 2016-02 in the first quarter of fiscal 2020, and increased assets and liabilities by $71.5 million, as of August 1, 2019. Refer to Note 17 for further discussion.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). The guidance allows a company to elect to reclassify from accumulated other comprehensive income (AOCI) to retained earnings the stranded tax effects from the adoption of the new federal corporate tax rate that became effective January 1, 2018 as a result of the U.S. Tax Cuts and Jobs Act (TCJA). The amount of the reclassification is calculated as the difference between the amount initially charged to other comprehensive income at the previously enacted tax rate that remains in AOCI and the amount that would have been charged using the newly enacted tax rate, excluding any valuation allowance prior to tax reform. The Company adopted ASU 2018-02 in the first quarter of fiscal 2020 and elected to not reclassify tax effects stranded in accumulated other comprehensive loss. As such, there is no impact on the Company’s Condensed Consolidated Financial Statements.
New Accounting Standards Not Yet Adopted In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (ASU 2016-13). In November 2018, the FASB issued an update, ASU 2018-19, that clarifies the scope of the standard in the amendments in ASU 2016-13. This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Financial instruments impacted include accounts receivable, trade receivables, other financial assets measured at amortized cost and other off-balance sheet credit exposures. The guidance is effective for the Company beginning in the first quarter of fiscal 2021, with early adoption permitted. The Company is evaluating the impact of the adoption of ASU 2016-13 on its Consolidated Financial Statements.
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815 Derivatives and Hedging and Topic 825, Financial Instruments (ASU 2019-04). This guidance clarifies the standards on credit losses (Topic 326), derivatives and hedging (Topic 815), and recognition and measurement of financial instruments (Topic 825). The guidance is effective for the Company beginning in the first quarter of fiscal 2021. The Company is evaluating the impact of the adoption of ASU 2019-04 on its Consolidated Financial Statements.
Note 2. Acquisitions and Divestitures
In the first quarter of fiscal 2019, the Company acquired 88% of the shares of BOFA International LTD (BOFA), headquartered in the United Kingdom, for cash consideration of $98.2 million less cash acquired of $2.2 million. In the fourth quarter of fiscal 2019, the Company acquired an additional 3% of the shares, increasing its ownership to 91%. BOFA designs, develops and manufactures fume extraction systems across a wide range of industrial air filtration applications. The acquisition allowed the Company to accelerate its global growth in the fume collection business and add additional filtration technology to the Company’s existing product lines.
On February 21, 2020, the Company received a binding offer from Nelson Global Products (Nelson) for the purchase of the Exhaust and Emissions (E&E) business. Previous synergies between air cleaners and exhaust products, including construction and technical knowledge, have dissolved due to changes in regulations and technology.

Subsequent to the binding offer, the Company began the consultation process with its employee representative committees in France. Following the Works Council consultation processes, the Company may accept the offer and move ahead with the transaction. The transaction would be subject to customary closing conditions and regulatory approvals. The Company expects the transaction would close during the third quarter of fiscal year 2020.
Note 3. Supplemental Balance Sheet Information
The components of net inventories are as follows (in millions):

	January 31, 2020	July 31, 2019
Raw materials	$117.1	$114.7
Work in process	35.0	33.0
Finished products	198.0	185.1
Inventories, net	$350.1	$332.8

The components of net property, plant and equipment are as follows (in millions):

	January 31, 2020	July 31, 2019
Land	$24.2	$24.2
Buildings	347.6	325.3
Machinery and equipment	836.2	813.5
Computer software	144.0	142.8
Construction in progress	135.8	114.3
Less: accumulated depreciation	(864.7)	(831.2)
Property, plant and equipment, net	$623.1	$588.9

Note 4. Earnings Per Share
The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices are greater than the average market price of the Company’s common stock during those periods. Options excluded from the diluted net earnings per share calculations were 0.8 million for the three and six months ended January 31, 2020 and were 0.9 million and 0.8 million for the three and six months ended January 31, 2019, respectively.
The following table presents the information necessary to calculate basic and diluted net earnings per share (in millions, except per share amounts):

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Net earnings for basic and diluted earnings per share computation	$64.4	$60.1	$129.5	$133.9

Weighted average common shares outstanding:
Weighted average common shares – basic	127.1	128.3	127.0	128.6
Dilutive impact of share-based awards	1.8	1.7	1.8	2.0
Weighted average common shares – diluted	128.9	130.0	128.8	130.6

Net earnings per share – basic	$0.51	$0.47	$1.02	$1.04
Net earnings per share – diluted	$0.50	$0.46	$1.01	$1.03

Note 5. Goodwill and Intangible Assets
Goodwill is assessed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company performed its annual impairment assessment during the third quarter of fiscal 2019 and did not record any impairment as a result of this assessment.
The following is a reconciliation of goodwill by reportable segment for the six months ended January 31, 2020 (in millions):

	Engine Products	Industrial Products	Total
Balance as of July 31, 2019	$84.5	$218.6	$303.1
Goodwill acquired	—	—	—
Currency translation	(0.1)	5.5	5.4
Balance as of January 31, 2020	$84.4	$224.1	$308.5

The following table summarizes the net intangible asset classes as of January 31, 2020 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	$104.0	$(46.6)	$57.4
Patents, trademarks and technology	22.9	(10.6)	12.3
Total intangible assets, net	$126.9	$(57.2)	$69.7

The following table summarizes the net intangible asset classes as of July 31, 2019 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	$101.5	$(43.3)	$58.2
Patents, trademarks and technology	22.3	(9.6)	12.7
Total intangible assets, net	$123.8	$(52.9)	$70.9

Amortization expense was $2.0 million and $4.1 million for the three and six months ended January 31, 2020, respectively, and was $2.1 million and $3.5 million for the three and six months ended January 31, 2019, respectively.
Note 6. Revenue
The Company recognizes revenue on a wide range of filtration solutions sold to customers in many industries around the globe. Most of the Company’s performance obligations within customer sales contracts are for manufactured filtration systems and replacement parts. The Company also performs limited services and installation. Customer contracts may include multiple performance obligations and the transaction price is allocated to each distinct performance obligation based on its relative standalone selling price.
Revenue Disaggregation
Net sales disaggregated by geography based on the location where the customer’s order was placed are as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
United States	$267.5	$289.4	$554.4	$594.5
Europe, Middle East and Africa	194.1	207.4	388.8	403.7
Asia Pacific	144.4	149.3	278.0	296.6
Latin America	56.0	57.6	113.5	110.3
Total net sales	$662.0	$703.7	$1,334.7	$1,405.1
See Note 16 for net sales disaggregated by segment.

Contract Assets and Liabilities
The satisfaction of performance obligations and the resulting recognition of revenue typically corresponds with billing the customer. In limited circumstances, the customer may be billed at a time later than when revenue is recognized, resulting in contract assets, which are reported in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Contract assets were $11.2 million and $12.4 million as of January 31, 2020 and July 31, 2019, respectively. In other limited circumstances, the Company will require a down payment from the customer prior to the satisfaction of performance obligations. The circumstances result in contract liabilities, or deferred revenue, which is reported in other current liabilities on the Condensed Consolidated Balance Sheets, depending on when revenue is expected to be recognized. Contract liabilities were $15.4 million and $10.4 million as of January 31, 2020 and July 31, 2019, respectively.
The Company will recognize revenue in future periods related to remaining performance obligations for certain open contracts. Generally, these contracts have terms of one year or less. The amount of revenue related to unsatisfied performance obligations in which the original duration of the contract is greater than one year is not significant.
Note 7. Warranty
The Company estimates warranty expense on certain products at the time of sale. The following is a reconciliation of warranty reserves for the six months ended January 31, 2020 and 2019 (in millions):

	Six Months Ended January 31,
	2020	2019
Balance at beginning of period	$11.2	$18.9
Accruals for warranties issued during the reporting period	0.6	0.5
Accruals related to pre-existing warranties (including changes in estimates)	(0.5)	(1.7)
Less: settlements made during the period	(1.4)	(3.1)
Balance at end of period	$9.9	$14.6

There were no material specific warranty matters accrued for or significant settlements made in the six months ended January 31, 2020 or 2019.
Note 8. Stock-Based Compensation
On November 22, 2019, at the Company’s 2019 Annual Meeting of Stockholders, the Company’s stockholders approved the adoption of the 2019 Master Stock Incentive Plan (2019 Plan). As of November 22, 2019, the 2019 Plan replaced the 2010 Master Stock Incentive Plan (2010 Plan).
Consistent with the 2010 Plan, the 2019 Plan allows for granting of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents, and other stock-based awards.
Stock Options
When options are granted the option exercise price is equivalent to the market price of the Company’s common stock at the date of grant. Options are generally exercisable for up to 10 years from the date of grant and vest in equal increments over three years.
The following table summarizes expense associated with stock options during the three and six months ended January 31, 2020 and 2019 (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Pretax compensation expense associated with stock options	$2.4	$2.0	$7.7	$6.9
Tax benefits associated with stock options	$0.5	$0.3	$1.1	$1.4

Stock-based employee compensation expense is recognized using the fair-value method. The Company determines the fair value of stock option awards using the Black-Scholes option pricing model.

The following table summarizes stock option activity during the six months ended January 31, 2020:

	Options Outstanding	Weighted Average Exercise Price
Outstanding as of July 31, 2019	6,531,250	$39.66
Granted	929,941	51.96
Exercised	(610,997)	29.06
Canceled	(45,894)	53.27
Outstanding as of January 31, 2020	6,804,300	$42.20

The total intrinsic value of options exercised during the six months ended January 31, 2020 was $14.8 million. The weighted average fair value for options granted during the six months ended January 31, 2020 and 2019 was $10.94 and $12.27 per share, respectively.
As of January 31, 2020, the aggregate intrinsic value of options outstanding and exercisable was $71.8 million and $69.5 million, respectively.
As of January 31, 2020, there was $10.2 million of total unrecognized compensation expense related to non-vested stock options and is expected to be recognized over the remaining vesting period.
Performance-based awards
Consistent with the 2010 Plan, the 2019 Plan allows for the granting of performance-based awards to a limited number of key executives. Administered by the Human Resources Committee of the Company’s Board of Directors, these performance-based awards are payable in common stock and are based on a formula that measures Company performance over a three-year period. These awards are settled or forfeited after three years with payouts ranging from zero to 200% of the target award value depending on achievement.
The following table summarizes expense associated with performance-based awards during the three and six months ended January 31, 2020 and 2019 (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Pretax compensation expense associated with performance-based awards	$0.9	$1.3	$1.8	$3.0

The following table summarizes performance-based award activity during the six months ended January 31, 2020:

	Performance Shares Outstanding	Weighted Average Grant Date Fair Value
Non-vested at July 31, 2019	174,100	$52.87
Granted	100,500	51.61
Vested	—	—
Canceled/forfeited	—	—
Non-vested at January 31, 2020	274,600	$52.41

The weighted average fair value for performance-based awards granted during the six months ended January 31, 2020 was $5.2 million.
As of January 31, 2020, there was $5.0 million of total unrecognized compensation expense related to non-vested performance-based awards and is expected to be recognized over the remaining vesting period.

Note 9. Employee Benefit Plans
The Company and certain of its international subsidiaries have defined benefit pension plans for many of their hourly and salaried employees. There are two types of U.S. plans. The first type of U.S. plan (Hourly Pension Plan) is a traditional defined benefit pension plan primarily for union production employees. The second plan (Salaried Pension Plan) is for some salaried and non-union production employees, and provides defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit comprised of a percentage of current salary that varies with years of service, interest credits and transition credits. The Company no longer allows entrants into the U.S. Salaried Pension Plan and the employees no longer accrue Company contribution credits under the plan. Instead, eligible employees receive a 3% annual Company retirement contribution to their 401(k) in addition to the Company’s normal 401(k) match. The non-U.S. plans generally provide pension benefits based on years of service and compensation level. Components of net periodic benefit cost other than the service cost component are included in other income, net in the Condensed Consolidated Statements of Earnings.
Net periodic benefit costs for the Company’s pension plans include the following components (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Net periodic benefit costs:
Service cost	$1.5	$1.5	$3.1	$3.0
Interest cost	3.4	4.1	6.8	8.2
Expected return on assets	(6.5)	(6.7)	(13.0)	(13.3)
Prior service cost amortization	0.2	0.2	0.3	0.3
Actuarial loss amortization	1.6	1.1	3.2	2.2
Net periodic benefit costs	$0.2	$0.2	$0.4	$0.4

The Company’s general funding policy is to make at least the minimum required contributions as required by applicable regulations, plus any additional amounts that it determines to be appropriate. The estimated minimum funding requirement for the Company’s qualified U.S. plans for the plan year ending July 31, 2020 is $4.4 million.
For the six months ended January 31, 2020, the Company made required contributions of $2.5 million to its non-qualified U.S. pension plans and $0.5 million to its non-U.S. pension plans. In February 2020, the Company contributed an additional $1.1 million to the qualified U.S. pension plans.
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
As of January 31, 2020, gross unrecognized tax benefits were $16.0 million and accrued interest and penalties on these unrecognized tax benefits were $1.9 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense within the Condensed Consolidated Statement of Earnings. With an average statute of limitations of approximately five years, up to $1.8 million of the unrecognized tax benefits could potentially expire in the next 12 months, unless extended by an audit.
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
As of January 31, 2020, the carrying values of cash and cash equivalents, accounts receivables, short-term borrowings and trade accounts payable approximate fair value because of the short-term nature of these instruments.
As of January 31, 2020, the estimated fair value of long-term debt with fixed interest rates was $290.2 million compared to its carrying value of $275.0 million. The carrying values of long-term debt with variable interest rates of $322.7 million as of January 31, 2020 approximate fair value. The fair value is estimated by discounting the projected cash flows using the rate at which similar amounts of debt could currently be borrowed. Long-term debt is classified as Level 2 in the fair value hierarchy.
The fair values of the Company’s financial assets and liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price). The fair values are based on inputs other than quoted prices that are observable for the asset or liability, and therefore are classified as Level 2 in the fair value hierarchy. These inputs include foreign currency exchange rates and interest rates. The financial assets and liabilities are primarily valued using standard calculations and models that use as their basis readily observable market parameters. Industry standard data providers are the primary source for forward and spot rate information for both interest rates and currency rates.
Derivative Fair Value Measurements The Company enters into derivative instrument agreements, including forward foreign currency exchange contracts and net investment hedges, to manage risk in connection with changes in foreign currency. The Company only enters into derivative instruments with counterparties who have highly rated credit. The Company does not enter into derivative contracts for trading or speculative purposes.
Forward Foreign Currency Exchange Contracts The Company uses forward currency exchange contracts to manage exposure to fluctuations in foreign currency. The Company enters into certain purchase commitments with foreign suppliers based on the value of its purchasing subsidiaries’ local currency relative to the currency’s requirement of the supplier on the date of the commitment. The Company also sells into foreign countries based on the value of purchaser’s local currency. The Company mitigates risk through using forward currency contracts that generally mature in 12 months or less, which is consistent with the related purchases and sales. Contracts that qualify for hedge accounting are designated as cash flow hedges.
Net Investment Hedges The Company uses fixed-to-fixed cross-currency swap agreements, that mature in July 2029, to hedge its exposure to adverse foreign currency exchange rate movements for its operations in Europe. The Company has elected the spot method for assessing effectiveness of these contracts.
The Company determines the fair values of its derivatives based on valuation models which project future cash flows and discount the future amounts to a present value using market based observable inputs including foreign currency rates, interest rate curves, futures and basis spreads, as applicable.
The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis in the Company’s Condensed Consolidated Balance Sheets as of January 31, 2020 and July 31, 2019 (in millions):

			Fair Values Significant Other Observable Inputs
	Notional Amounts		Assets (1)		Liabilities (2) (3)
	January 31,	July 31,	January 31,	July 31,	January 31,	July 31,
	2020	2019	2020	2019	2020	2019
Forward foreign currency exchange contracts	$14.0	$28.2	$2.7	$1.6	$0.7	$1.8
Net investment hedges	55.8	55.8	1.1	1.1	—	1.9
Total	$69.8	$84.0	$3.8	$2.7	$0.7	$3.7

(1)	Amounts are recorded within prepaid expenses and other current assets in the Company’s Condensed Consolidated Balance Sheets.

(2)	Forward foreign currency exchange contracts are recorded within other current liabilities in the Company’s Condensed Consolidated Balance Sheets.
(3) Net investment hedges are recorded within other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets.

Changes in the fair value of the Company’s forward foreign currency exchange contracts are recorded in equity as a component of accumulated other comprehensive loss, and are reclassified from accumulated other comprehensive income into earnings when the items underlying the hedged transactions are recognized into earnings, as a component of cost of sales within the Company’s Condensed Consolidated Statements of Earnings and Condensed Consolidated Statements of Comprehensive Income. The net gain or loss on net investment hedges are reported within foreign currency translation gains and losses as a component of accumulated other comprehensive loss in the Company’s Condensed Consolidated Balance Sheets. The interest earned is reclassified out of accumulated other comprehensive loss and into other income, net on the Company’s Condensed Consolidated Statements of Earnings.
Credit Risk Related Contingent Features Contract provisions may require the posting of collateral or settlement of the contracts for various reasons, including if the Company’s credit ratings are downgraded below its investment grade credit rating by any of the major credit agencies or for cross default contractual provisions if there is a failure under other financing arrangements related to payment terms or covenants. As of January 31, 2020 and July 31, 2019, no collateral has been posted.
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
The following table summarizes the pre-tax impact of the gains and losses on the Company’s designated forward foreign currency exchange contracts and net investment hedges (in millions):

	Pre-tax Gains (Losses) Recognized in Accumulated Other Comprehensive Loss
	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Forward foreign currency exchange contracts	$(0.6)	$0.1	$(1.3)	$1.1
Net investment hedges	$0.6	$—	$1.4	$—

	Pre-tax (Gains) Losses Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Forward foreign currency exchange contracts	$0.1	$(0.1)	$2.0	$(0.4)
Net investment hedges	$—	$—	$—	$—

The Company expects that substantially all of the amounts recorded in accumulated other comprehensive loss for its forward foreign currency exchange contracts recorded within the Company’s Condensed Consolidated Balance Sheet will be reclassified into earnings during the next 12 months, based upon the timing of inventory purchases and sales. See also Note 13.
The Company holds equity method investments, which are classified in other long-term assets in the accompanying Condensed Consolidated Balance Sheets. The aggregate carrying amount of these investments was $23.1 million and $23.0 million as of January 31, 2020 and July 31, 2019, respectively. These equity method investments are measured at fair value on a nonrecurring basis. The fair value of the Company’s equity method investments has not been estimated as there have been no identified events or changes in circumstances that would have had an adverse impact on the value of these investments. In the event that these investments were required to be measured, these investments would fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value, as the investments are in privately-held entities.
Note 12. Shareholders’ Equity
The Company’s Board of Directors authorized the repurchase of up to 13.0 million shares of common stock under the Company’s stock repurchase plan. This repurchase authorization is effective until terminated by the Board of Directors. During the six months ended January 31, 2020, the Company repurchased 1.4 million shares for $65.0 million. As of January 31, 2020, the Company had remaining authorization to repurchase 11.4 million shares under this plan.
Dividends paid per share were 42.0 cents and 38.0 cents for the six months ended January 31, 2020 and 2019, respectively.

Note 13. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component for the three months ended January 31, 2020 and 2019 are as follows (in millions):

	Foreign Currency Translation Adjustment	Pension Benefits		Derivative Financial Instruments		Total
Balance as of October 31, 2019, net of tax	$(84.6)	$(98.2)		$0.3		$(182.5)
Other comprehensive income before reclassifications and tax	2.4	—		—		2.4
Tax benefit	—	—		0.5		0.5
Other comprehensive income before reclassifications, net of tax	2.4	—		0.5		2.9
Reclassifications, before tax	—	1.6		0.1		1.7
Tax expense	—	(0.4)		—		(0.4)
Reclassifications, net of tax	—	1.2	(1)	0.1	(2)	1.3
Other comprehensive income, net of tax	2.4	1.2		0.6		4.2
Balance as of January 31, 2020, net of tax	$(82.2)	$(97.0)		$0.9		$(178.3)

Balance as of October 31, 2018, net of tax	$(90.3)	$(81.3)		$(0.3)		$(171.9)
Other comprehensive income before reclassifications and tax	23.7	—		0.1		23.8
Other comprehensive income before reclassifications, net of tax	23.7	—		0.1		23.8
Reclassifications, before tax	—	0.7		(0.1)		0.6
Tax expense	—	(0.2)		—		(0.2)
Reclassifications, net of tax	—	0.5	(1)	(0.1)	(2)	0.4
Other comprehensive income, net of tax	23.7	0.5		—		24.2
Balance as of January 31, 2019, net of tax	$(66.6)	$(80.8)		$(0.3)		$(147.7)

(1)
Primarily includes net amortization of prior service costs and actuarial losses included in net periodic benefit cost (see Note 9) that were reclassified from accumulated other comprehensive loss in the Company’s Condensed Consolidated Balance Sheet to operating expenses or cost of sales in the Company’s Condensed Consolidated Statements of Earnings.

(2)	Relates to foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to other income, net in the Company’s Condensed Consolidated Statements of Earnings.

Changes in accumulated other comprehensive loss by component for the six months ended January 31, 2020 and 2019 are as follows (in millions):

	Foreign Currency Translation Adjustment	Pension Benefits		Derivative Financial Instruments		Total
Balance as of July 31, 2019, net of tax	$(92.7)	$(99.0)		$(1.2)		$(192.9)
Other comprehensive income before reclassifications and tax	10.5	—		0.1		10.6
Tax benefit	—	—		0.7		0.7
Other comprehensive income before reclassifications, net of tax	10.5	—		0.8		11.3
Reclassifications, before tax	—	2.3		2.0		4.3
Tax expense	—	(0.3)		(0.7)		(1.0)
Reclassifications, net of tax	—	2.0	(1)	1.3	(2)	3.3
Other comprehensive income, net of tax	10.5	2.0		2.1		14.6
Balance as of January 31, 2020, net of tax	$(82.2)	$(97.0)		$0.9		$(178.3)

Balance as of July 31, 2018, net of tax	$(66.1)	$(82.9)		$(0.8)		$(149.8)
Other comprehensive (loss) income before reclassifications and tax	(0.5)	—		1.1		0.6
Tax expense	—	—		(0.3)		(0.3)
Other comprehensive (loss) income before reclassifications, net of tax	(0.5)	—		0.8		0.3
Reclassifications, before tax	—	2.7		(0.4)		2.3
Tax (expense) benefit	—	(0.6)		0.1		(0.5)
Reclassifications, net of tax	—	2.1	(1)	(0.3)	(2)	1.8
Other comprehensive (loss) income, net of tax	(0.5)	2.1		0.5		2.1
Balance as of January 31, 2019, net of tax	$(66.6)	$(80.8)		$(0.3)		$(147.7)

(1)
Primarily includes net amortization of prior service costs and actuarial losses included in net periodic benefit cost (see Note 9) that were reclassified from accumulated other comprehensive loss in the Company’s Condensed Consolidated Balance Sheet to operating expenses or cost of sales in the Company’s Condensed Consolidated Statements of Earnings.

(2)	Relates to foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to other income, net in the Company’s Condensed Consolidated Statements of Earnings.
Note 14. Guarantees
The Company and Caterpillar Inc. equally own the shares of Advanced Filtration Systems Inc. (AFSI), an unconsolidated joint venture, and guarantee certain debt of the joint venture. The Company accounts for this investment as an equity method investment. In the following table, the outstanding debt relates to the joint venture and the contingent liability for standby letters of credit relate to the Company (in millions):

	January 31, 2020	July 31, 2019
Outstanding debt (the Company guarantees half)	$39.5	$38.8
Contingent liability for standby letters of credit (1)	$7.5	$11.0
Amounts drawn for letters of credit	$—	$—
(1) The letters of credit guarantee payment to third parties in the event the Company is in breach of contract terms as detailed in each letter of credit.

The following items relate to the Company’s joint venture (in millions):

	Three Months Ended January 31,		Six Months Ended January 31, 2019
	2020	2019	2020	2019
Investment earnings (loss) from AFSI (1)	$0.3	$(0.1)	$0.4	$(0.3)
Royalty income from AFSI (1)	$1.7	$1.6	$3.6	$3.3
(1) Recorded in other income, net in the Company’s Condensed Consolidated Statements of Earnings.
Note 15. Commitments and Contingencies
The Company records provisions with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly, and provisions are adjusted to reflect the status of a particular matter. The Company believes the recorded estimated liability in its Condensed Consolidated Financial Statements is adequate considering the probable and estimable outcomes. The recorded liabilities were not material to the Company’s results of operations, liquidity or financial position and the Company believes it is remote that the settlement of any of the currently identified claims or litigation will be materially in excess of what is accrued.
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
Segment detail is summarized as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Net sales
Engine Products segment	$435.6	$469.0	$894.7	$949.9
Industrial Products segment	226.4	234.7	440.0	455.2
Total	$662.0	$703.7	$1,334.7	$1,405.1

Earnings before income taxes
Engine Products segment	$53.3	$53.2	$115.7	$117.1
Industrial Products segment	34.6	32.2	64.1	68.8
Corporate and Unallocated	(5.1)	(4.9)	(10.3)	(9.0)
Total	$82.8	$80.5	$169.5	$176.9

Net sales by product group within the Engine Products segment and Industrial Products segment is summarized as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Engine Products segment
Off-Road	$67.5	$79.0	$136.1	$155.2
On-Road	33.8	42.8	74.5	88.7
Aftermarket	308.1	321.1	627.5	652.3
Aerospace and Defense	26.2	26.1	56.6	53.7
Engine Products segment net sales	435.6	469.0	894.7	949.9

Industrial Products segment
Industrial Filtration Solutions	155.0	164.6	304.1	314.0
Gas Turbine Systems	24.3	27.5	45.0	53.0
Special Applications	47.1	42.6	90.9	88.2
Industrial Products segment net sales	226.4	234.7	440.0	455.2
Total net sales	$662.0	$703.7	$1,334.7	$1,405.1

There were no customers that accounted for over 10% of net sales for the three and six months ended January 31, 2020 or 2019, or over 10% of gross accounts receivable as of January 31, 2020 and July 31, 2019.
Note 17. Leases
The Company leases certain real estate properties, information technology equipment, manufacturing and warehouse equipment, vehicles and other equipment through operating lease arrangements. The Company determines whether an arrangement that provides control over the use of an asset to the Company is a lease. The Company recognizes a lease liability and corresponding right-of-use asset based on the present value of future lease payments and recognizes lease expense on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the Condensed Consolidated Balance Sheets.
The Company has elected to separate payments for lease components from non-lease components for all asset classes. Lease agreements may include extension, termination, or purchase options, all of which are considered in calculating the lease liability and right-of-use assets when it is reasonably certain the Company will exercise the option. Most lease agreements do not explicitly state the discount rate implicit in the lease, therefore, the Company’s incremental borrowing rate on the commencement date is used to calculate the present value of future payments for most leases.
The Company has elected to exercise the package of practical expedients and has not elected to exercise hindsight in determining lease term and in assessing impairment of the Company’s right-of-use assets. The Company’s finance leases are not significant and therefore, are not included in the following disclosures. Information for the Company’s operating lease costs is as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2020	2020
Operating lease cost	$7.7		$15.2
Short-term lease cost	0.5		1.1
Total lease costs	$8.2		$16.3

Supplemental balance sheet information for the Company is as follows (in millions):

	January 31, 2020	August 1, 2019
Right-of-use lease assets	$76.0	$71.5
Current lease liabilities	$25.9	$26.0
Long-term lease liabilities	$50.1	$45.5

Additional information related to operating leases is as follows:

	January 31, 2020	August 1, 2019
Weighted average remaining lease term (years)	4.0	3.7
Weighted average discount rates	3.81%	3.76%

Payments for operating leases having initial terms of more than one year at January 31, 2020 were as follows (in millions):

Amounts Due in Fiscal Year Ending	January 31, 2020
Remainder of 2020	$14.5
2021	22.6
2022	14.6
2023	8.6
2024	5.7
Thereafter	17.6
Total future lease payments	83.6
Less imputed interest	7.6
Present value of future lease payments	$76.0

Payments for operating leases having initial terms of more than one year at July 31, 2019 were as follows (in millions):

Amounts Due in Fiscal Year Ending	July 31, 2019
2020	$24.0
2021	17.5
2022	11.3
2023	6.4
2024	4.6
Thereafter	19.0
Total future lease payments	$82.8

Right-of-use lease assets obtained in exchange for new lease liabilities were $19.1 million for the six months ended January 31, 2020.
Note 18. Borrowings
In October 2019, the Company entered into a term loan agreement of €80.0 million, or $89.2 million, based on the exchange rate in effect on October 28, 2019. The loan is unsecured and matures in October 2024. As of January 31, 2020, the Company had borrowed the full capacity of the term loan. The term loan includes customary representations and warranties and covenants for a transaction of this type. The loan has a floating rate based on margin plus EURIBOR. The margin will vary according to a leverage-based pricing grid. The rate as of January 31, 2020 was 0.7%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is a worldwide manufacturer of filtration systems and replacement parts. The Company’s core strengths are leading filtration technology, strong customer relationships and its global presence. Products are manufactured around the world and through three joint ventures.
The Company has two operating segments: Engine Products and Industrial Products. Products in the Engine Products segment consist of replacement filters for both air and liquid filtration applications, air filtration systems, liquid filtration systems for fuel, lube and hydraulic applications, and exhaust and emissions systems and sensors, indicators and monitoring systems. The Engine Products segment sells to original equipment manufacturers (OEMs) in the construction, mining, agriculture, aerospace, defense and truck end markets and to independent distributors, OEM dealer networks, private label accounts and large equipment fleets. Products in the Industrial Products segment consist of dust, fume and mist collectors, compressed air purification systems, gas and liquid filtration for food, beverage and industrial processes, air filtration systems for gas turbines, polytetrafluoroethylene membrane-based products and specialized air and gas filtration systems for applications including hard disk drives and semi-conductor manufacturing and sensors, indicators and monitoring systems. The Industrial Products segment sells to various dealers, distributors and OEMs for specific markets and replacement filters.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes included in Item 1 of this report.
Consolidated Results of Operations
Three months ended January 31, 2020 compared with three months ended January 31, 2019
Operating results for the three months ended January 31, 2020 and 2019 are as follows (in millions):

	Three Months Ended January 31,
	2020	% of sales	2019	% of sales
Net sales	$662.0		$703.7
Cost of sales	438.8	66.3%	478.3	68.0%
Gross profit	223.2	33.7%	225.4	32.0%
Operating expenses	138.7	21.0%	140.3	19.9%
Operating income	84.5	12.8%	85.1	12.1%
Interest expense	4.5	0.7%	5.3	0.8%
Other income, net	(2.8)	(0.4)%	(0.7)	(0.1)%
Earnings before income taxes	82.8	12.5%	80.5	11.4%
Income taxes	18.4	2.8%	20.4	2.9%
Net earnings	$64.4	9.7%	$60.1	8.5%
Net sales for the three months ended January 31, 2020 were $662.0 million, compared with $703.7 million for the three months ended January 31, 2019, a decrease of $41.7 million, or 5.9%. Net sales decreased $33.4 million, or 7.1%, in the Engine Products segment and decreased $8.3 million, or 3.5%, in the Industrial Products segment compared with the same period in the prior fiscal year. Refer to the Segment Results of Operations section for further discussion on the Engine Products and Industrial Products segments. Net sales for the three months ended January 31, 2020 were negatively impacted by lower unit volume combined with the effect of foreign currency translation of $4.5 million, or 0.6%, partially offset by pricing benefits of approximately 0.7% compared with the same period in the prior fiscal year.
Cost of sales for the three months ended January 31, 2020 was $438.8 million, compared with $478.3 million for the three months ended January 31, 2019, a decrease of $39.5 million, or 8.2%. Gross margin for the current year quarter was 33.7%, compared with 32.0% during the same period in the prior fiscal year. The gross margin increase was primarily driven by the Company’s initiatives related to production, supply chain, procurement and pricing optimization. Gross margin also benefited from a favorable mix of sales and lower raw materials costs, partially offset by a loss of leverage on lower sales.

Operating expenses for the three months ended January 31, 2020 were $138.7 million, compared with $140.3 million for the three months ended January 31, 2019, a decrease of $1.6 million, or 1.1%. As a percentage of net sales, operating expenses for the current year quarter were 21.0%, compared with 19.9% during the same period in the prior fiscal year. The increase in operating expenses, as a percentage of net sales, reflects loss of leverage on lower sales and continued investments in support of the Company’s strategic growth initiatives.
Interest expense was $4.5 million for the three months ended January 31, 2020, compared with $5.3 million for the three months ended January 31, 2019, a decrease of $0.8 million. The decrease was primarily due to a lower average level of debt outstanding and lower interest rates compared with the same period in the prior fiscal year. Other income, net for the three months ended January 31, 2020 was $2.8 million, compared with $0.7 million for the three months ended January 31, 2019, an increase of $2.1 million. The increase was primarily due to a lower loss on foreign exchange.
The effective tax rate for the three months ended January 31, 2020 was 22.2%, compared with 25.3% for the three months ended January 31, 2019. The effective tax rate for the three months ended January 31, 2019 included a net discrete tax expense of $0.4 million related to ongoing Tax Cuts and Jobs Act (TCJA)-based global cash optimization initiatives. Excluding this expense, the effective tax rate for the three months ended January 31, 2019 was 24.8%. The decrease in the effective tax rate between periods was primarily due to an increase in excess tax benefits on stock-based compensation and a favorable shift in the mix of earnings between tax jurisdictions.
Net earnings for the three months ended January 31, 2020 were $64.4 million, compared with net earnings of $60.1 million for the three months ended January 31, 2019, an increase of $4.3 million.
Six months ended January 31, 2020 compared with six months ended January 31, 2019
Operating results for the six months ended January 31, 2020 and 2019 are as follows (in millions):

	Six Months Ended January 31,
	2020	% of sales	2019	% of sales
Net sales	$1,334.7		$1,405.1
Cost of sales	880.3	66.0%	941.3	67.0%
Gross profit	454.4	34.0%	463.8	33.0%
Operating expenses	281.4	21.1%	280.0	19.9%
Operating income	173.0	13.0%	183.8	13.1%
Interest expense	9.0	0.7%	9.5	0.7%
Other income, net	(5.5)	(0.4)%	(2.6)	(0.2)%
Earnings before income taxes	169.5	12.7%	176.9	12.6%
Income taxes	40.0	3.0%	43.0	3.1%
Net earnings	$129.5	9.7%	$133.9	9.5%
Net sales for the six months ended January 31, 2020 were $1,334.7 million, compared with $1,405.1 million for the six months ended January 31, 2019, a decrease of $70.4 million, or 5.0%. Net sales decreased $55.2 million, or 5.8%, in the Engine Products segment and decreased $15.2 million, or 3.4%, in the Industrial Products segment compared with the same period in the prior fiscal year. Refer to the Segment Results of Operations section for further discussion on the Engine Products and Industrial Products segments. Net sales for the six months ended January 31, 2020 were negatively impacted by lower unit volume combined with the effect of foreign currency translation of $14.1 million, or 1.0%, partially offset by pricing benefits of approximately 0.8% compared with the same period in the prior fiscal year.
Cost of sales for the six months ended January 31, 2020 was $880.3 million, compared with $941.3 million for the six months ended January 31, 2019, a decrease of $61.0 million, or 6.5%. Gross margin for the current year quarter was 34.0%, compared with 33.0% during the same period in the prior fiscal year. The gross margin increase was primarily driven by the Company’s initiatives related to production, supply chain, procurement and pricing optimization. Gross margin also benefited from lower raw materials costs and a favorable mix of sales, partially offset by a loss of leverage on lower sales.
Operating expenses for the six months ended January 31, 2020 were $281.4 million, compared with $280.0 million for the six months ended January 31, 2019, an increase of $1.4 million, or 0.5%. As a percentage of net sales, operating expenses for the current year quarter were 21.1%, compared with 19.9% during the same period in the prior fiscal year. The increase reflects loss of leverage on lower sales and continued investments in support of the Company’s strategic growth initiatives.

Interest expense was $9.0 million for the six months ended January 31, 2020, compared with $9.5 million for the six months ended January 31, 2019, a decrease of $0.5 million. The decrease was primarily due to a lower average level of debt outstanding and lower interest rates compared with the same period in the prior fiscal year. Other income, net for the six months ended January 31, 2020 was $5.5 million, compared with $2.6 million for the six months ended January 31, 2019, an increase of $2.9 million. The increase was primarily due to improved joint venture performance and lower loss on foreign exchange compared with the same period in the prior fiscal year.
The effective tax rate for the six months ended January 31, 2020 was 23.6%, compared with 24.3% for the six months ended January 31, 2019. The effective tax rate for the six months ended January 31, 2019 included a net discrete tax benefit of $0.4 million related to ongoing TCJA-based global cash optimization initiatives. Excluding this benefit, the effective tax rate for the six months ended January 31, 2019 was 24.5%. The decrease in the effective tax rate between periods was due to the discrete tax expense recorded in the prior fiscal year related to the TCJA and a favorable shift in the mix of earnings between tax jurisdictions, partially offset by a decrease in excess tax benefits on stock-based compensation.
Net earnings for the six months ended January 31, 2020 were $129.5 million, compared with net earnings of $133.9 million for the six months ended January 31, 2019, a decrease of $4.4 million.
Segment Results of Operations
Net sales and earnings before income taxes for the Engine Products and Industrial Products segments are summarized as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Net sales:
Engine Products segment	$435.6	$469.0	$894.7	$949.9
Industrial Products segment	226.4	234.7	440.0	455.2
Total	$662.0	$703.7	$1,334.7	$1,405.1

Earnings before income taxes:
Engine Products segment	$53.3	$53.2	$115.7	$117.1
Industrial Products segment	34.6	32.2	64.1	68.8
Corporate and Unallocated (1)	(5.1)	(4.9)	(10.3)	(9.0)
Total	$82.8	$80.5	$169.5	$176.9

(1)	Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, such as interest expense.
Engine Products Segment
The following is a summary of net sales by product group within the Company’s Engine Products segment (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Engine Products segment
Off-Road	$67.5	$79.0	$136.1	$155.2
On-Road	33.8	42.8	74.5	88.7
Aftermarket	308.1	321.1	627.5	652.3
Aerospace and Defense	26.2	26.1	56.6	53.7
Engine Products segment net sales	$435.6	$469.0	$894.7	$949.9

Engine Products segment earnings before income taxes	$53.3	$53.2	$115.7	$117.1

Three months ended January 31, 2020 compared with three months ended January 31, 2019
Net sales for the Engine Products segment for the three months ended January 31, 2020 were $435.6 million, compared with $469.0 million for the three months ended January 31, 2019, a decrease of $33.4 million, or 7.1%. The Engine Segments net sales decrease was driven primarily by lower unit volume combined with the effect of foreign currency translation of $4.2 million, or 0.9%, partially offset by price increases of approximately 0.9% compared with the same period in the prior fiscal year. The increase in Aerospace and Defense sales is due to growth in replacement parts for commercial aircraft and ground defense equipment. The decrease in Off-Road and On-Road sales reflects lower sales in every major region due to lower levels of equipment production. The decrease in Aftermarket sales in both the distribution and OEM channels is due to reduced end-user demand associated with lower levels of equipment utilization.
Earnings before income taxes for the Engine Products segment for the three months ended January 31, 2020 were $53.3 million, or 12.2% of Engine Products’ sales, an increase from 11.3% for the three months ended January 31, 2019. The increase was driven by benefits from the Company’s initiatives related to production, supply chain, procurement and pricing optimization, combined with lower raw materials costs, partially offset by loss of leverage on lower sales.
Six months ended January 31, 2020 compared with six months ended January 31, 2019
Net sales for the Engine Products segment for the six months ended January 31, 2020 were $894.7 million, compared with $949.9 million for the six months ended January 31, 2019, a decrease of $55.2 million, or 5.8%. The Engine Products net sales decrease was driven primarily by lower unit volume combined with the effect of foreign currency translation of $11.1 million, or 1.2%, partially offset by price increases of approximately 1.0% compared with the same period in the prior fiscal year. The increase in Aerospace and Defense sales was due to growth in replacement parts and new equipment for commercial aircraft and ground defense equipment. The decrease in Off-Road and On-Road sales reflects lower sales in every major region due to lower levels of equipment production. The decrease in Aftermarket sales in both the distribution and OEM channels was due to reduced end-user demand associated with lower levels of equipment utilization.
Earnings before income taxes for the Engine Products segment for the six months ended January 31, 2020 were $115.7 million, or 12.9% of Engine Products’ sales, an increase from 12.3% for the six months ended January 31, 2019. The increase was driven by benefits from the Company’s initiatives related to production, supply chain, procurement and pricing optimization, combined with lower raw materials costs, partially offset by loss of leverage on lower sales.
Industrial Products Segment
The following is a summary of net sales by product group within the Company’s Industrial Products segment (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Industrial Products segment:
Industrial Filtration Solutions	$155.0	$164.6	$304.1	$314.0
Gas Turbine Systems	24.3	27.5	45.0	53.0
Special Applications	47.1	42.6	90.9	88.2
Industrial Products segment net sales	$226.4	$234.7	$440.0	$455.2

Industrial Products segment earnings before income taxes	$34.6	$32.2	$64.1	$68.8
Three months ended January 31, 2020 compared with three months ended January 31, 2019
Net sales for the Industrial Products segment for the three months ended January 31, 2020 were $226.4 million, compared with $234.7 million for the three months ended January 31, 2019, a decrease of $8.3 million, or 3.5%. The Industrial Products net sales decrease was primarily due to lower unit volume combined with the effect of foreign currency translation of $0.3 million, or 0.1%, partially offset by price increases of approximately 0.2% compared with the same period in the prior fiscal year. The Industrial Filtration Solutions (IFS) sales decreased due to lower sales of new equipment and replacement parts for dust collectors. This decrease was partially offset by strong growth in sales of Process Filtration. The Gas Turbine Systems (GTS) sales decrease was driven by lower sales of new equipment and replacement parts, primarily in the U.S. and Europe. The sales increase in Special Applications (SA) was driven primarily by higher sales of Disk Drive filters and Integrated Venting Solutions.
Earnings before income taxes for the Industrial Products segment for the three months ended January 31, 2020 were $34.6 million, or 15.3% of Industrial Products’ sales, an increase from 13.7% for the three months ended January 31, 2019. The increase was driven by a favorable mix of sales and benefits from gross margin improvement initiatives in certain businesses, partially offset by loss of leverage on lower sales and continued investments in the Company’s strategic growth businesses.

Six months ended January 31, 2020 compared with six months ended January 31, 2019
Net sales for the Industrial Products segment for the six months ended January 31, 2020 were $440.0 million, compared with $455.2 million for the six months ended January 31, 2019, a decrease of $15.2 million, or 3.4%. The Industrial Products net sales decrease was driven primarily by lower unit volume combined with the effect of foreign currency translation of $3.0 million, or 0.7%, partially offset by pricing increases of approximately 0.3% compared with the same period in the prior fiscal year. The IFS sales decreased due to lower sales of new equipment and replacement parts for dust collectors. The decrease was partially offset by strong growth in sales of Process Filtration. The GTS sales decrease was driven by lower sales of new equipment and replacement parts, primarily in the U.S. and Europe. The sales increase in SA was driven primarily by higher sales of Disk Drive filters and Integrated Venting Solutions.
Earnings before income taxes for the Industrial Products segment for the six months ended January 31, 2020 were $64.1 million, or 14.6% of Industrial Products’ sales, a decrease from 15.1% for the six months ended January 31, 2019. The decrease was driven by loss of leverage on lower sales and continued investments in the Company’s strategic growth businesses, partially offset by a favorable mix of sales and benefits from gross margin improvement initiatives in certain businesses.
Liquidity and Capital Resources
Cash provided by operating activities for the six months ended January 31, 2020 was $176.8 million, compared with $142.8 million for the six months ended January 31, 2019, an increase of $34.0 million. The increase in cash provided by operating activities was primarily driven by a year-over-year decrease in accounts receivable and inventory, partially offset by a decrease in accounts payable. These changes are due to the Company’s efforts to manage working capital as sales levels decrease.
Cash used in investing activities for the six months ended January 31, 2020 was $79.7 million, compared with $163.1 million for the six months ended January 31, 2019, a decrease of $83.4 million. The decrease resulted primarily from $96.0 million of net cash used for the BOFA acquisition in fiscal 2019, partially offset by an increase in capital expenditures in fiscal 2020 of $12.6 million to expand capacity and a new facility for research and development.
Cash used in financing activities for the six months ended January 31, 2020 was $63.0 million, compared with cash provided by financing activities of $6.0 million for the six months ended January 31, 2019, a change of $69.0 million. In fiscal 2020, proceeds from a new term loan and short-term debt were used to repay long-term debt and to fund the Company’s needs driven by expenditures on property, plant and equipment, dividends and share repurchases. In fiscal 2019, proceeds from long-term debt and short-term borrowings were used primarily to fund the BOFA acquisition and to fund the Company’s needs driven by expenditures on property, plant and equipment, dividends and share repurchases.
Cash and cash equivalents as of January 31, 2020 was $211.1 million, compared with $177.8 million as of July 31, 2019. The Company has capacity of $513.7 million available for further borrowing under existing credit facilities as of January 31, 2020. The Company believes that the liquidity available from the combination of expected cash generated by operating activities, existing cash and available credit under existing credit facilities will be adequate to meet cash requirements for the next twelve months, including working capital needs, debt service obligations, capital expenditures, payment of anticipated dividends, share repurchase activity, and potential acquisitions.
Accounts receivable, net as of January 31, 2020 was $475.8 million, compared with $529.5 million as of July 31, 2019, a decrease of $53.7 million driven by lower levels of sales. Days sales outstanding was flat at 65 days, as of January 31, 2020 and July 31, 2019. Days sales outstanding was 66 days at January 31, 2019. Days sales outstanding is calculated using the count back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
Inventories, net as of January 31, 2020 was $350.1 million, compared with $332.8 million as of July 31, 2019, an increase of $17.3 million. Inventory turns were 4.9 times and 5.6 times per year as of January 31, 2020 and July 31, 2019, respectively. Inventory turns are calculated by taking the annualized cost of sales based on the trailing three-month period divided by the average of the beginning and ending net inventory values of the three-month period. The inventory increase was spread across all of the major regions, driven by unanticipated lower demand for finished goods.
Long-term debt outstanding was $595.8 million as of January 31, 2020, compared with $584.4 million as of July 31, 2019, an increase of $11.4 million. As of January 31, 2020, total debt, including long-term debt and short-term borrowings, represented 42.0% of total capitalization, defined as total debt plus total shareholders’ equity, compared with 41.6% as of July 31, 2019.
In October 2019, the Company entered into a term loan agreement of €80.0 million, or $89.2 million, based on the exchange rate in effect on October 28, 2019. The loan is unsecured and matures in October 2024. As of January 31, 2020, the Company had borrowed the full capacity of the term loan. The term loan includes customary representations and warranties and covenants for a transaction of this type. The loan has a floating rate based on margin plus EURIBOR. The margin will vary according to a leverage-based pricing grid. The rate as of January 31, 2020 was 0.7%.
The Company guarantees 50% of certain debt of its joint venture, AFSI, as further discussed in Note 14 in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report.

New Accounting Standards Not Yet Adopted
For new accounting standards not yet adopted, refer to Note 1 in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report.
Critical Accounting Policies
There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2019.
Safe Harbor Statement under the Securities Reform Act of 1995
The Company, through its management, may make forward-looking statements reflecting the Company’s current views with respect to future events and expectations, such as forecasts, plans, trends and projections relating to the Company’s business and financial performance. These forward-looking statements, which may be included in reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2019, which could cause actual results to differ materially from historical results or those anticipated. The words or phrases “will likely result,” “are expected to,” “will continue,” “will allow,” “estimate,” “project,” “believe,” “expect,” “anticipate,” “forecast,” “plan” and similar expressions are intended to identify forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995 (PSLRA). In particular, the Company desires to take advantage of the protections of the PSLRA in connection with the forward-looking statements made in this Quarterly Report on Form 10-Q. All statements other than statements of historical fact are forward-looking statements. These statements do not guarantee future performance.
These forward-looking statements speak only as of the date such statements are made and are subject to risks and uncertainties that could cause the Company’s results to differ materially from these statements. These factors include, but are not limited to, economic and industrial conditions worldwide; the Company’s ability to maintain competitive advantages; threats from disruptive innovation; highly competitive markets with pricing pressure; the Company’s ability to protect and enforce its intellectual property; the difficulties in operating globally; customer concentration in certain cyclical industries; significant demand fluctuations; unavailable raw materials or material cost inflation; inability of operations to meet customer demand; difficulties with information technology systems and security; foreign currency fluctuations; governmental laws and regulations; litigation; changes in tax laws and tax rates; regulations and results of examinations; the Company’s ability to attract and retain qualified personnel; changes in capital and credit markets; execution of the Company’s acquisition strategy; the possibility of intangible asset impairment; the Company’s ability to manage productivity improvements; unexpected events and the disruption on operations, including the recent Coronavirus outbreak; the Company’s ability to maintain an effective system of internal control over financial reporting; the United Kingdom’s decision to end its membership in the European Union and other factors included in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2019. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.
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
During the six months ended January 31, 2020, the U.S. dollar was generally stronger than in the six months ended January 31, 2019 compared with many of the currencies of the foreign countries in which the Company operates. The overall stronger dollar had a negative impact on the Company’s international net sales results because the foreign denominated revenues translated into less U.S. dollars. Foreign currency translation had a negative impact to net sales and net earnings in many regions around the world. The estimated impact of foreign currency translation for the six months ended January 31, 2020, resulted in an overall decrease in reported net sales by $14.1 million and net earnings of approximately $0.4 million, compared with the same period in the prior fiscal year.

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
Net investment hedges The Company uses fixed-to-fixed cross currency swap agreements to hedge its exposure to adverse foreign currency exchange rate movements for its operations in Europe through July 2029. The Company has elected the spot method for assessing effectiveness of these contracts.
Based on the net investment hedge outstanding as of January 31, 2020, a 10% appreciation of the U.S. dollar compared to the Euro, would result in a net gain of $5.7 million in the fair value of these contracts.
Interest rates The Company’s exposure to market risk for changes in interest rates relates primarily to debt obligations that are at variable rates, as well as the potential increase in fair value of long-term debt resulting from a potential decrease in interest rates. As of January 31, 2020, the Company’s financial liabilities with exposure to changes in interest rates consisted mainly of $287.4 million outstanding on the Company’s revolving credit facility, term loan and short-term borrowings, €86.0 million, or $95.0 million of variable rate term loan and commercial paper, and ¥2.65 billion, or $24.3 million, of variable rate long-term debt. Assuming a hypothetical increase of 0.5% in short-term interest rates, with all other variables remaining constant, interest expense would have increased roughly $0.9 million and interest income would have increased roughly $0.5 million in the six months ended January 31, 2020. Interest rate changes would also affect the fair market value of fixed-rate debt. As of January 31, 2020, the estimated fair value of long-term debt with fixed interest rates was $290.2 million compared to its carrying value of $275.0 million. The fair value is estimated by discounting the projected cash flows using the rate at which similar amounts of debt could currently be borrowed.
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
Chinese notes Consistent with common business practice in China, the Company’s Chinese subsidiaries accept bankers’ acceptance notes from Chinese customers in settlement of certain customer billed accounts receivable. Bankers’ acceptance notes represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers’ acceptance note as of the maturity date. The maturity date of bankers’ acceptance notes varies, but it is the Company’s policy to only accept bankers’ acceptance notes with maturity dates no more than 270 days from the date of the Company’s receipt of such draft. As of January 31, 2020 and July 31, 2019, the Company owned $10.2 million and $16.7 million, respectively, of these bankers’ acceptance notes, and includes them in accounts receivable on the Company’s Condensed Consolidated Balance Sheets.
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
Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
There are inherent risks and uncertainties associated with the Company’s global operations that involve the manufacturing and sale of products for highly demanding customer applications throughout the world. These risks and uncertainties could adversely affect the Company’s operating performances or financial condition. In addition to the risk factor below, the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2019 outlines the risks and uncertainties that the Company believes are the most material to its business.
Business Disruption - unexpected events, including natural disasters, may increase our cost of doing business or disrupt our operations.
The occurrence of one or more unexpected events, including a terrorist attack, war or civil unrest, a weather event, an earthquake, epidemic or pandemic, such as the recent Coronavirus outbreak, or other catastrophe in the U.S. or in other countries in which we operate or in which our suppliers are located could adversely affect our operations and financial performance. Such event could result in physical damage to and complete or partial closure of one or more of our headquarters, manufacturing facilities or distribution centers, temporary or long-term disruption in the supply of component products from some local and international suppliers, disruption in the transport of our products to customers and disruption of information systems. This could result in a prolonged disruption to our operations. Existing insurance coverage may not provide protection for all costs that may arise from such events. Any disruption in our manufacturing capacity could have an adverse impact on our ability to meet our customer needs or may require us to incur additional expenses in order to produce sufficient inventory.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
The following table summarizes information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the three months ended January 31, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
November 1 - November 30, 2019	—	$—	—	11,394,455
December 1 - December 31, 2019	—	—	—	11,394,455
January 1 - January 31, 2020	—	—	—	11,394,455
Total	—	$—	—	11,394,455

(1)
The Board of Directors has authorized the repurchase of up to 13.0 million shares of the Company’s common stock. This repurchase authorization is effective until terminated by the Board of Directors. The Company had remaining authorization to repurchase 11.4 million shares under this plan. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the three months ended January 31, 2020. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under stock-based awards to cover the withholding of taxes due as a result of exercising stock options or payment of stock-based awards.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6.	Exhibits
*3-A – Restated Certificate of Incorporation of Registrant as currently in effect (Filed as Exhibit 3-A to Form 10-Q Report for the second quarter ended January 31, 2012)
*3-B – Amended and Restated Bylaws of Registrant, dated as of July 29, 2016 (Filed as Exhibit 3-C to Form 8-K Report filed on July 29, 2016)
31-A – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31-B – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 – Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 – The following information from Donaldson Company, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2020, as filed with the Securities and Exchange Commission, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity and (vi) the Notes to Condensed Consolidated Financial Statements

104 – The cover page from Donaldson Company Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2020, formatted in iXBRL (included as Exhibit 101).

*	Exhibit has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference as an exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DONALDSON COMPANY, INC.
(Registrant)

Date: March 6, 2020	By:	/s/ Tod E. Carpenter
Tod E. Carpenter Chairman, President and Chief Executive Officer (duly authorized officer)

Date: March 6, 2020	By:	/s/ Scott J. Robinson
Scott J. Robinson Senior Vice President and Chief Financial Officer (principal financial officer)

Date: March 6, 2020	By:	/s/ Peter J. Keller
Peter J. Keller Corporate Controller (principal accounting officer)