Form 10-Q
period 2020-04-30
DONALDSON CO INC
filed 2020-06-03
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, $5 par value - 126,129,111 shares as of May 29, 2020.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Net sales	$629.7	$712.8	$1,964.4	$2,117.9
Cost of sales	420.5	472.1	1,300.7	1,413.4
Gross profit	209.2	240.7	663.7	704.5
Operating expenses	124.7	140.7	406.1	420.7
Operating income	84.5	100.0	257.6	283.8
Interest expense	4.4	5.2	13.5	14.7
Other income, net	(4.3)	(4.7)	(9.8)	(7.3)
Earnings before income taxes	84.4	99.5	253.9	276.4
Income taxes	21.0	24.3	61.0	67.3
Net earnings	$63.4	$75.2	$192.9	$209.1

Weighted average shares – basic	126.9	128.2	127.0	128.5
Weighted average shares – diluted	127.7	130.0	128.5	130.4

Net earnings per share – basic	$0.50	$0.59	$1.52	$1.63
Net earnings per share – diluted	$0.50	$0.58	$1.50	$1.60

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Net earnings	$63.4	$75.2	$192.9	$209.1
Other comprehensive income (loss):
Foreign currency translation loss	(35.3)	(11.9)	(24.8)	(12.4)
Pension liability adjustment, net of deferred taxes of $0.7, $(0.5), $0.4, and $(1.1), respectively	(2.0)	1.2	—	3.3

Derivatives:
Gain (loss) on hedging derivatives, net of deferred taxes of $(0.9), $0.0, $(0.2) and $(0.3), respectively	1.4	(0.2)	2.2	0.3
Reclassifications of losses on hedging derivatives to net earnings, net of taxes of $(1.2), $0.1, $(1.9), and $0.2, respectively	2.1	—	3.4	—
Total derivatives	3.5	(0.2)	5.6	0.3

Net other comprehensive loss	(33.8)	(10.9)	(19.2)	(8.8)
Comprehensive income	$29.6	$64.3	$173.7	$200.3

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	April 30, 2020	July 31, 2019
Assets
Current assets:
Cash and cash equivalents	$326.5	$177.8
Accounts receivable, less allowance of $5.3 and $4.8, respectively	460.5	529.5
Inventories, net	346.5	332.8
Prepaid expenses and other current assets	87.0	82.5
Total current assets	1,220.5	1,122.6
Property, plant and equipment, net	614.3	588.9
Right-of-use lease assets	71.4	—
Goodwill	303.8	303.1
Intangible assets, net	65.3	70.9
Deferred income taxes	15.4	14.2
Other long-term assets	47.8	42.9
Total assets	$2,338.5	$2,142.6

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$8.1	$2.1
Current maturities of long-term debt	50.0	50.2
Trade accounts payable	202.7	237.5
Current lease liabilities	24.0	—
Other current liabilities	148.0	193.1
Total current liabilities	432.8	482.9
Long-term debt	735.1	584.4
Non-current income taxes payable	104.0	110.9
Deferred income taxes	18.6	13.2
Long-term lease liabilities	47.4	—
Other long-term liabilities	45.8	48.5
Total liabilities	1,383.7	1,239.9

Commitments and contingencies (Note 15)
Redeemable non-controlling interest	10.3	10.0

Shareholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued	758.2	758.2
Retained earnings	1,418.8	1,281.5
Non-controlling interest	5.7	5.4
Stock-compensation plans	14.0	21.7
Accumulated other comprehensive loss	(212.1)	(192.9)
Treasury stock, 25,480,083 and 24,324,483 shares, respectively, at cost	(1,040.1)	(981.2)
Total shareholders’ equity	944.5	892.7
Total liabilities and shareholders’ equity	$2,338.5	$2,142.6
 See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended April 30,
	2020	2019
Operating Activities
Net earnings	$192.9	$209.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	64.6	59.8
Deferred income taxes	2.4	8.8
Stock-based compensation expense	11.6	13.8
Other, net	19.2	(8.5)
Changes in operating assets and liabilities, excluding effect of acquired business	(25.5)	(59.8)
Net cash provided by operating activities	265.2	223.2

Investing Activities
Net expenditures on property, plant and equipment	(106.2)	(112.4)
Acquisitions, net of cash acquired	—	(96.0)
Net cash used in investing activities	(106.2)	(208.4)

Financing Activities
Proceeds from long-term debt	262.7	145.0
Repayments of long-term debt	(111.1)	(24.8)
Change in short-term borrowings	5.7	22.9
Purchase of treasury stock	(94.3)	(104.4)
Dividends paid	(79.8)	(72.9)
Tax withholding payments for stock compensation transactions	(6.3)	(4.1)
Exercise of stock options	19.4	24.6
Net cash used in financing activities	(3.7)	(13.7)
Effect of exchange rate changes on cash	(6.6)	(2.0)
Increase (decrease) in cash and cash equivalents	148.7	(0.9)
Cash and cash equivalents, beginning of period	177.8	204.7
Cash and cash equivalents, end of period	$326.5	$203.8

Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes	$59.5	$73.1
Interest	$14.2	$14.2
Supplemental Disclosure of Non-Cash Investing Transactions
Accrued property, plant and equipment additions	$9.9	$16.1

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended April 30, 2020 and 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Stock Compensation Plans	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance January 31, 2020	$758.2	$—	$1,354.1	$5.6	$14.5	$(178.3)	$(1,013.7)	$940.4
Net earnings			63.4					63.4
Other comprehensive loss						(33.8)		(33.8)
Treasury stock acquired							(29.3)	(29.3)
Dividends declared			0.1					0.1
Stock compensation and other activity			1.2	0.1	(0.5)		2.9	3.7
Balance April 30, 2020	$758.2	$—	$1,418.8	$5.7	$14.0	$(212.1)	$(1,040.1)	$944.5

Balance January 31, 2019	$758.2	$—	$1,202.7	$5.2	$21.1	$(147.7)	$(966.9)	$872.6
Net earnings			75.2					75.2
Other comprehensive loss						(10.9)		(10.9)
Treasury stock acquired							(2.4)	(2.4)
Dividends declared			0.1					0.1
Stock compensation and other activity			(2.0)		1.2		11.1	10.3
Balance April 30, 2019	$758.2	$—	$1,276.0	$5.2	$22.3	$(158.6)	$(958.2)	$944.9

	Nine Months Ended April 30, 2020 and 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Stock Compensation Plans	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance July 31, 2019	$758.2	$—	$1,281.5	$5.4	$21.7	$(192.9)	$(981.2)	$892.7
Net earnings			192.9					192.9
Other comprehensive loss						(19.2)		(19.2)
Treasury stock acquired							(94.3)	(94.3)
Dividends declared ($0.42 per share)			(53.0)					(53.0)
Stock compensation and other activity			(2.6)	0.3	(7.7)		35.4	25.4
Balance April 30, 2020	$758.2	$—	$1,418.8	$5.7	$14.0	$(212.1)	$(1,040.1)	$944.5

Balance July 31, 2018	$758.2	$—	$1,122.1	$4.8	$21.3	$(149.8)	$(898.8)	$857.8
Net earnings			209.1					209.1
Other comprehensive loss						(8.8)		(8.8)
Treasury stock acquired							(104.4)	(104.4)
Dividends declared ($0.38 per share)			(48.3)					(48.3)
Stock compensation and other activity			(6.9)	0.4	1.0		45.0	39.5
Balance April 30, 2019	$758.2	$—	$1,276.0	$5.2	$22.3	$(158.6)	$(958.2)	$944.9

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation The accompanying unaudited Condensed Consolidated Financial Statements of Donaldson Company, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of earnings, comprehensive income, financial position, cash flows and shareholders’ equity have been included and are of a normal recurring nature. Operating results for the three and nine month periods ended April 30, 2020 are not necessarily indicative of the results that may be expected for future periods. The year-end Condensed Consolidated Balance Sheet information was derived from the Company’s audited Consolidated Financial Statements but does not include all disclosures required by GAAP. For further information, refer to the Audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2019.
The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amount of assets and liabilities and the disclosures regarding contingent assets and liabilities at period end and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
With the recent outbreak of coronavirus, or COVID-19, which has been declared by the World Health Organization to be a pandemic, management has evaluated the Company’s accounting estimates that require consideration of forecasted financial information, including its allowances for doubtful accounts and inventory obsolescence, the carrying value of goodwill, intangible assets and other long-lived assets. This assessment was conducted with current information, as well as consideration of future potential impacts of COVID-19 on the business as of April 30, 2020. Management determined that due to a majority of the Company’s business being deemed “essential” under applicable governmental orders otherwise restricting business activities, the limited downtime of certain operations and its ability to adapt and to continue to operate in the current environment, no triggering event for impairment existed at April 30, 2020. In addition, management completed its annual impairment assessment for goodwill and concluded there was no impairment.
However, because of uncertainties at this time with respect to the severity and duration of the COVID-19 outbreak, the duration and terms of related governmental orders restricting activities, and the timing and pace of any economic recovery as COVID-19 impacts ultimately abate, management cannot predict with specificity the extent and duration of any future impact on the business and financial results from COVID-19. In addition, although most operations have continued, it is possible that they may not continue under future government orders, or may be subject to site-specific health and safety concerns which could require certain operations to be halted for some period. Accordingly, such impact could potentially result in impairments of assets and increases in allowances in future periods.
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
Note 2. Acquisitions and Divestitures
In the first quarter of fiscal 2019, the Company acquired 88% of the shares of BOFA International LTD (BOFA), headquartered in the United Kingdom, for cash consideration of $98.2 million less cash acquired of $2.2 million. In the fourth quarter of fiscal 2019, the Company acquired an additional 3% of the shares, increasing its ownership to 91%. BOFA designs, develops and manufactures fume extraction systems across a wide range of industrial air filtration applications. The acquisition allowed the Company to accelerate its long-term global growth in the fume collection business and add additional filtration technology to the Company’s existing product lines.
On February 21, 2020, the Company received a binding offer from Nelson Global Products for the purchase of the Company’s Exhaust and Emissions business. The Company continues to work through the process and will provide an update at a future date.
Note 3. Supplemental Balance Sheet Information
The components of net inventories are as follows (in millions):

	April 30, 2020	July 31, 2019
Raw materials	$114.8	$114.7
Work in process	35.6	33.0
Finished products	196.1	185.1
Inventories, net	$346.5	$332.8
The components of net property, plant and equipment are as follows (in millions):

	April 30, 2020	July 31, 2019
Land	$23.7	$24.2
Buildings	346.3	325.3
Machinery and equipment	834.9	813.5
Computer software	143.9	142.8
Construction in progress	137.5	114.3
Less: accumulated depreciation	(872.0)	(831.2)
Property, plant and equipment, net	$614.3	$588.9

Note 4. Earnings Per Share
The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices are greater than the average market price of the Company’s common stock during those periods. Options excluded from the diluted net earnings per share calculations were 2.5 million and 1.7 million for the three and nine months ended April 30, 2020, respectively, and were 0.8 million for the three and nine months ended April 30, 2019.
The following table presents the information necessary to calculate basic and diluted net earnings per share (in millions, except per share amounts):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Net earnings for basic and diluted earnings per share computation	$63.4	$75.2	$192.9	$209.1

Weighted average common shares outstanding:
Weighted average common shares – basic	126.9	128.2	127.0	128.5
Dilutive impact of share-based awards	0.8	1.8	1.5	1.9
Weighted average common shares – diluted	127.7	130.0	128.5	130.4

Net earnings per share – basic	$0.50	$0.59	$1.52	$1.63
Net earnings per share – diluted	$0.50	$0.58	$1.50	$1.60

Note 5. Goodwill and Intangible Assets
Goodwill is assessed for impairment annually, during the third quarter of the fiscal year, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company performed its annual impairment assessment during the third quarter of fiscal 2020 and did not record any impairment as a result of this assessment.
The following is a reconciliation of goodwill by reportable segment for the nine months ended April 30, 2020 (in millions):

	Engine Products	Industrial Products	Total
Balance as of July 31, 2019	$84.5	$218.6	$303.1
Goodwill acquired	—	—	—
Currency translation	(0.4)	1.1	0.7
Balance as of April 30, 2020	$84.1	$219.7	$303.8

The following table summarizes the net intangible asset classes as of April 30, 2020 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	$101.8	$(47.9)	$53.9
Patents, trademarks and technology	22.4	(11.0)	11.4
Total intangible assets, net	$124.2	$(58.9)	$65.3

The following table summarizes the net intangible asset classes as of July 31, 2019 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	$101.5	$(43.3)	$58.2
Patents, trademarks and technology	22.3	(9.6)	12.7
Total intangible assets, net	$123.8	$(52.9)	$70.9
Amortization expense was $2.1 million and $6.4 million for the three and nine months ended April 30, 2020, respectively, and was $2.1 million and $5.6 million for the three and nine months ended April 30, 2019, respectively.
Note 6. Revenue
The Company recognizes revenue on a wide range of filtration solutions sold to customers in many industries around the world. Most of the Company’s performance obligations within customer sales contracts are for manufactured filtration systems and replacement parts. The Company also performs limited services and installation. Customer contracts may include multiple performance obligations and the transaction price is allocated to each distinct performance obligation based on its relative standalone selling price.
Revenue Disaggregation
Net sales disaggregated by geography based on the location where the customer’s order was placed are as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
United States	$265.2	$301.5	$819.6	$896.0
Europe, Middle East and Africa	182.1	208.0	570.9	611.7
Asia Pacific	134.9	146.8	412.8	443.4
Latin America	47.5	56.5	161.1	166.8
Total net sales	$629.7	$712.8	$1,964.4	$2,117.9
See Note 16 for net sales disaggregated by segment.
Contract Assets and Liabilities
The satisfaction of performance obligations and the resulting recognition of revenue typically correspond with billing the customer. In limited circumstances, the customer may be billed at a time later than when revenue is recognized, resulting in contract assets, which are reported in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Contract assets were $14.8 million and $12.4 million as of April 30, 2020 and July 31, 2019, respectively. In other limited circumstances, the Company will require a down payment from the customer prior to the satisfaction of performance obligations. The circumstances result in contract liabilities, or deferred revenue, which is reported in other current liabilities or other long-term liabilities on the Condensed Consolidated Balance Sheets, depending on when revenue is expected to be recognized. Contract liabilities were $13.3 million and $10.4 million as of April 30, 2020 and July 31, 2019, respectively.
The Company will recognize revenue in future periods related to remaining performance obligations for certain open contracts. Generally, these contracts have terms of one year or less. The amount of revenue related to unsatisfied performance obligations in which the original duration of the contract is greater than one year is not significant.

Note 7. Warranty
The Company estimates warranty expense on certain products at the time of sale. The following is a reconciliation of warranty reserves for the nine months ended April 30, 2020 and 2019 (in millions):

	Nine Months Ended April 30,
	2020	2019
Balance at beginning of period	$11.2	$18.9
Accruals for warranties issued during the reporting period	2.0	1.6
Accruals related to pre-existing warranties (including changes in estimates)	(0.9)	(2.0)
Less: settlements made during the period	(2.5)	(6.9)
Balance at end of period	$9.8	$11.6
There were no individually material specific warranty matters accrued for or significant settlements made in the nine months ended April 30, 2020 or 2019.
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
The following table summarizes expenses associated with stock options during the three and nine months ended April 30, 2020 and 2019 (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Pretax compensation expense associated with stock options	$1.3	$1.4	$9.0	$8.3
Tax benefits associated with stock options	$0.3	$0.3	$1.4	$1.7
Stock-based employee compensation expense is recognized using the fair-value method. The Company determines the fair value of stock option awards using the Black-Scholes option pricing model.
The following table summarizes stock option activity during the nine months ended April 30, 2020:

	Options Outstanding	Weighted Average Exercise Price
Outstanding as of July 31, 2019	6,531,250	$39.66
Granted	929,941	51.96
Exercised	(667,564)	29.79
Canceled	(79,279)	52.37
Outstanding as of April 30, 2020	6,714,348	$42.19
The total intrinsic value of options exercised during the nine months ended April 30, 2020 was $15.3 million. The weighted average fair value for options granted during the nine months ended April 30, 2020 and 2019 was $10.94 and $12.27 per share, respectively.
As of April 30, 2020, the aggregate intrinsic value of options both outstanding and exercisable was $31.8 million. As of April 30, 2020, there was $8.6 million of total unrecognized compensation expense related to non-vested stock options and is expected to be recognized over the remaining vesting period.

Performance-based awards
Consistent with the 2010 Plan, the 2019 Plan allows for the granting of performance-based awards to a limited number of executives. Administered by the Human Resources Committee of the Company’s Board of Directors, these performance-based awards are payable in common stock and are based on a formula that measures Company performance over a three-year period. These awards are settled or forfeited after three years with payouts ranging from zero to 200% of the target award value depending on achievement.
The following table summarizes expenses associated with performance-based awards during the three and nine months ended April 30, 2020 and 2019 (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Pretax compensation expense associated with performance-based awards	$(0.3)	$1.5	$1.5	$4.5
The following table summarizes performance-based award activity during the nine months ended April 30, 2020:

	Performance Shares Outstanding	Weighted Average Grant Date Fair Value
Non-vested at July 31, 2019	174,100	$52.87
Granted	100,500	51.61
Vested	—	—
Canceled/forfeited	(2,500)	58.35
Non-vested at April 30, 2020	272,100	$52.35
The weighted average fair value for performance-based awards granted during the nine months ended April 30, 2020 was $5.2 million.
As of April 30, 2020, there was $3.5 million of total unrecognized compensation expense related to non-vested performance-based awards. This expense is expected to be recognized over the remaining vesting period.
Note 9. Employee Benefit Plans
The Company and certain of its international subsidiaries have defined benefit pension plans for many of their hourly and salaried employees. There are two types of U.S. plans. The first type of U.S. plan (Hourly Pension Plan) is a traditional defined benefit pension plan primarily for union production employees. The second plan (Salaried Pension Plan) is for some salaried and non-union production employees, and provides defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit comprised of a percentage of current salary that varies with years of service, interest credits and transition credits. The Company no longer allows entrants into the U.S. Salaried Pension Plan and the participating employees no longer accrue Company contribution credits under the plan. Instead, eligible employees receive a 3% annual retirement contribution to their 401(k) in addition to the Company’s normal 401(k) match. The non-U.S. plans generally provide pension benefits based on years of service and compensation level. Components of net periodic benefit cost other than the service cost component are included in other income, net in the Condensed Consolidated Statements of Earnings.
Net periodic benefit costs for the Company’s pension plans include the following components (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Net periodic benefit costs:
Service cost	$1.5	$1.5	$4.7	$4.5
Interest cost	3.3	4.1	10.1	12.3
Expected return on assets	(6.5)	(6.6)	(19.5)	(19.9)
Prior service cost amortization	0.2	0.1	0.5	0.4
Actuarial loss amortization	1.6	1.1	4.8	3.3
Settlement charge	2.3	—	2.3	—
Net periodic benefit costs	$2.4	$0.2	$2.9	$0.6

A settlement charge is required when the amount of all lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In the third quarter, the Company recorded a pension settlement charge of $2.3 million. As a result of the related remeasurement, the Company’s pension obligations increased with a corresponding adjustment to other comprehensive loss of $7.9 million (see Note 13).
The Company’s general funding policy is to make at least the minimum required contributions as required by applicable regulations, plus any additional amounts that it determines to be appropriate. The estimated minimum funding requirement for the Company’s qualified U.S. plans for the plan year ending July 31, 2020 is $4.4 million.
For the nine months ended April 30, 2020, the Company made required contributions of $3.5 million to its qualified U.S. pension plans and $1.4 million to its non-qualified U.S. pension plans. In May 2020, the Company contributed an additional $0.5 million to the qualified U.S. pension plans.
For the nine months ended April 30, 2020, the Company made required contributions of $1.0 million to its non-U.S. pension plans. The Company estimates it will contribute an additional $0.1 million to its non-U.S. pension plans during the remainder of fiscal 2020 based upon the local government prescribed funding requirements. Future estimates of the Company’s required pension plan contributions may change significantly depending on the actual rate of return on plan assets, discount rates and regulatory requirements.
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
As of April 30, 2020, gross unrecognized tax benefits were $16.9 million and accrued interest and penalties on these unrecognized tax benefits were $2.2 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense within the Condensed Consolidated Statement of Earnings. With an average statute of limitations of approximately five years, up to $6.3 million of the unrecognized tax benefits could potentially expire in the next 12 months, unless extended by an audit.
The Company believes it is remote that any adjustment necessary to the reserve for income taxes over the next 12 months will be material. However, it is possible the ultimate resolution of audits or disputes may result in a material change to the Company’s reserve for income taxes, although the quantification of such potential adjustments cannot be made at this time.
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
As of April 30, 2020, the carrying values of cash and cash equivalents, accounts receivables, short-term borrowings and trade accounts payable approximate fair value because of the short-term nature of these instruments, and are classified as Level 1 in the fair value hierarchy.
As of April 30, 2020, the estimated fair value of long-term debt with fixed interest rates was $283.9 million compared to its carrying value of $275.0 million. The carrying values of long-term debt with variable interest rates of $461.8 million as of April 30, 2020 approximate fair value. The fair value is estimated by discounting the projected cash flows using the rate at which similar amounts of debt could currently be borrowed. Long-term debt is classified as Level 2 in the fair value hierarchy.
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

Derivative Fair Value Measurements The Company enters into derivative instrument agreements, including forward foreign currency exchange contracts and net investment hedges, to manage risk in connection with changes in foreign currency. The Company only enters into derivative instrument agreements with counterparties who have highly rated credit. The Company does not enter into derivative instrument agreements for trading or speculative purposes.
Forward Foreign Currency Exchange Contracts The Company uses forward currency exchange contracts to manage exposure to fluctuations in foreign currency. The Company enters into certain purchase commitments with foreign suppliers based on the value of its purchasing subsidiaries’ local currency relative to the currency’s requirement of the supplier on the date of the commitment. The Company also sells into foreign countries based on the value of the purchaser’s local currency. The Company mitigates risk through forward currency contracts that generally mature in 12 months or less, which is consistent with the related purchases and sales. Contracts that qualify for hedge accounting are designated as cash flow hedges.
Net Investment Hedges The Company uses fixed-to-fixed cross-currency swap agreements, which mature in July 2029, to hedge its exposure to adverse foreign currency exchange rate movements for its operations in Europe. The Company has elected the spot method for assessing effectiveness of these contracts.
The Company determines the fair values of its derivatives based on valuation models which project future cash flows and discount the future amounts to a present value using market-based observable inputs including foreign currency rates, interest rate curves, futures and basis spreads, as applicable.
The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis in the Company’s Condensed Consolidated Balance Sheets as of April 30, 2020 and July 31, 2019 (in millions):

			Fair Values Significant Other Observable Inputs
	Notional Amounts		Assets (1)		Liabilities (2) (3)
	April 30,	July 31,	April 30,	July 31,	April 30,	July 31,
	2020	2019	2020	2019	2020	2019
Forward foreign currency exchange contracts	$25.3	$28.2	$3.9	$1.6	$1.6	$1.8
Net investment hedges	55.8	55.8	5.7	1.1	—	1.9
Total	$81.1	$84.0	$9.6	$2.7	$1.6	$3.7
(1)Amounts of $5.0 million and of $4.6 million, respectively, are recorded within prepaid expenses and other current assets, and in other long-term assets, in the Company’s Condensed Consolidated Balance Sheets as of April 30, 2020. Amount of $2.7 million is recorded within prepaid expenses and other current assets in the Company’s Condensed Consolidated Balance Sheets as of July 31, 2019.
(2)Forward foreign currency exchange contracts are recorded within other current liabilities in the Company’s Condensed Consolidated Balance Sheets.
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
Credit Risk Related Contingent Features Contract provisions may require the posting of collateral or settlement of the contracts for various reasons, including if the Company’s credit ratings are downgraded below its investment grade credit rating by any of the major credit agencies or for cross default contractual provisions if there is a failure under other financing arrangements related to payment terms or covenants. As of April 30, 2020 and July 31, 2019, no collateral was posted.
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

The following table summarizes the pre-tax impact of the gains and losses on the Company’s designated forward foreign currency exchange contracts and net investment hedges (in millions):

	Pre-tax Gains (Losses) Recognized in Accumulated Other Comprehensive Loss
	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Forward foreign currency exchange contracts	$(1.7)	$0.1	$(3.8)	$1.1
Net investment hedges	$4.0	$—	$6.2	$—

	Pre-tax (Gains) Losses Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Forward foreign currency exchange contracts	$3.3	$(0.1)	$5.3	$(0.4)
Net investment hedges	$—	$—	$—	$—
The Company expects that substantially all the amounts recorded in accumulated other comprehensive loss for its forward foreign currency exchange contracts recorded within the Company’s Condensed Consolidated Balance Sheet will be reclassified into earnings during the next 12 months, based upon the timing of inventory purchases and sales. See Note 13 for additional information on accumulated other comprehensive loss.
The Company holds equity method investments, which are classified in other long-term assets in the accompanying Condensed Consolidated Balance Sheets. The aggregate carrying amount of these investments was $24.2 million and $23.0 million as of April 30, 2020 and July 31, 2019, respectively. These equity method investments are measured at fair value on a nonrecurring basis. The fair value of the Company’s equity method investments has not been estimated as there have been no identified events or changes in circumstances that would have had an adverse impact on the value of these investments. In the event that these investments are required to be measured, they would fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value, as the investments are in privately-held entities.
Note 12. Shareholders’ Equity
In fiscal 2019, the Company’s Board of Directors authorized the repurchase of up to 13.0 million shares of common stock under the Company’s stock repurchase plan. This repurchase authorization is effective until terminated by the Board of Directors. During the nine months ended April 30, 2020, the Company repurchased 2.0 million shares for $94.3 million. As of April 30, 2020, the Company had remaining authorization to repurchase 10.7 million shares under this plan.
Dividends paid per share were 63.0 cents and 57.0 cents for the nine months ended April 30, 2020 and 2019, respectively.
On May 29, 2020, the Company’s Board of Directors declared a cash dividend in the amount of 21.0 cents per common share, payable June 30, 2020, to shareholders of record as of June 15, 2020.

Note 13. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component for the three months ended April 30, 2020 and 2019 are as follows (in millions):

	Foreign Currency Translation Adjustment	Pension Benefits		Derivative Financial Instruments		Total
Balance as of January 31, 2020, net of tax	$(82.2)	$(97.0)		$0.9		$(178.3)
Other comprehensive (loss) income before reclassifications and tax	(35.3)	(7.9)	(1)	2.3		(40.9)
Tax benefit (expense)	—	1.9		(0.9)		1.0
Other comprehensive (loss) income before reclassifications, net of tax	(35.3)	(6.0)		1.4		(39.9)
Reclassifications, before tax	—	5.2	(1)	3.3		8.5
Tax expense	—	(1.2)		(1.2)		(2.4)
Reclassifications, net of tax	—	4.0	(2)	2.1	(3)	6.1
Other comprehensive (loss) income, net of tax	(35.3)	(2.0)		3.5		(33.8)
Balance as of April 30, 2020, net of tax	$(117.5)	$(99.0)		$4.4		$(212.1)

Balance as of January 31, 2019, net of tax	$(66.6)	$(80.8)		$(0.3)		$(147.7)
Other comprehensive loss before reclassifications and tax	(11.9)	—		(0.1)		(12.0)
Other comprehensive loss before reclassifications, net of tax	(11.9)	—		(0.1)		(12.0)
Reclassifications, before tax	—	1.7		(0.2)		1.5
Tax (expense) benefit	—	(0.5)		0.1		(0.4)
Reclassifications, net of tax	—	1.2	(2)	(0.1)	(3)	1.1
Other comprehensive (loss) income, net of tax	(11.9)	1.2		(0.2)		(10.9)
Balance as of April 30, 2019, net of tax	$(78.5)	$(79.6)		$(0.5)		$(158.6)
(1)In the third quarter of fiscal 2020, pension settlement accounting was triggered and the Company recorded a pension settlement charge of $2.3 million (see Note 9). As a result of the related remeasurement, the Company’s pension obligations increased with a corresponding adjustment to other comprehensive loss of $7.9 million.
(2)Primarily includes net amortization of prior service costs and actuarial losses included in net periodic benefit cost (see Note 9) that were reclassified from accumulated other comprehensive loss in the Company’s Condensed Consolidated Balance Sheet to operating expenses or cost of sales in the Company’s Condensed Consolidated Statements of Earnings.
(3)Relates to foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to other income, net in the Company’s Condensed Consolidated Statements of Earnings.

Changes in accumulated other comprehensive loss by component for the nine months ended April 30, 2020 and 2019 are as follows (in millions):

	Foreign Currency Translation Adjustment	Pension Benefits		Derivative Financial Instruments		Total
Balance as of July 31, 2019, net of tax	$(92.7)	$(99.0)		$(1.2)		$(192.9)
Other comprehensive (loss) income before reclassifications and tax	(24.8)	(7.9)	(1)	2.4		(30.3)
Tax benefit (expense)	—	1.9		(0.2)		1.7
Other comprehensive (loss) income before reclassifications, net of tax	(24.8)	(6.0)		2.2		(28.6)
Reclassifications, before tax	—	7.5	(1)	5.3		12.8
Tax expense	—	(1.5)		(1.9)		(3.4)
Reclassifications, net of tax	—	6.0	(2)	3.4	(3)	9.4
Other comprehensive (loss) income, net of tax	(24.8)	—		5.6		(19.2)
Balance as of April 30, 2020, net of tax	$(117.5)	$(99.0)		$4.4		$(212.1)

Balance as of July 31, 2018, net of tax	$(66.1)	$(82.9)		$(0.8)		$(149.8)
Other comprehensive (loss) income before reclassifications and tax	(12.4)	—		1.0		(11.4)
Tax expense	—	—		(0.3)		(0.3)
Other comprehensive (loss) income before reclassifications, net of tax	(12.4)	—		0.7		(11.7)
Reclassifications, before tax	—	4.4		(0.6)		3.8
Tax (expense) benefit	—	(1.1)		0.2		(0.9)
Reclassifications, net of tax	—	3.3	(2)	(0.4)	(3)	2.9
Other comprehensive (loss) income, net of tax	(12.4)	3.3		0.3		(8.8)
Balance as of April 30, 2019, net of tax	$(78.5)	$(79.6)		$(0.5)		$(158.6)
(1)In the third quarter of fiscal 2020, pension settlement accounting was triggered and the Company recorded a pension settlement charge of $2.3 million (see Note 9). As a result of the related remeasurement, the Company’s pension obligations increased with a corresponding adjustment to other comprehensive loss of $7.9 million.
(2)Primarily includes net amortization of prior service costs and actuarial losses included in net periodic benefit cost (see Note 9) that were reclassified from accumulated other comprehensive loss in the Company’s Condensed Consolidated Balance Sheet to operating expenses or cost of sales in the Company’s Condensed Consolidated Statements of Earnings.
(3)Relates to foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to other income, net in the Company’s Condensed Consolidated Statements of Earnings.
Note 14. Guarantees
The Company and Caterpillar Inc. equally own the shares of Advanced Filtration Systems Inc. (AFSI), an unconsolidated joint venture, and guarantee certain debt of the joint venture. The Company accounts for AFSI as an equity method investment. In the following table, the outstanding debt relates to the joint venture and the contingent liability for standby letters of credit relate to the Company (in millions):

	April 30, 2020	July 31, 2019
Outstanding debt (the Company guarantees half)	$39.6	$38.8
Contingent liability for standby letters of credit (1)	$7.5	$11.0
Amounts drawn for letters of credit	$—	$—
(1) The letters of credit guarantee payment to third parties in the event the Company is in breach of contract terms as detailed in each letter of credit.

The following items relate to the Company’s joint venture in AFSI (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Investment earnings from AFSI (1)	$0.8	$0.4	$1.2	$0.1
Royalty income from AFSI (1)	$1.6	$1.5	$5.2	$4.8
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
The Company is an integrated enterprise, characterized by substantial inter-segment cooperation, cost allocations and sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report the earnings before income taxes and other financial information shown below.
Segment detail is summarized as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Net sales
Engine Products segment	$420.4	$489.4	$1,315.2	$1,439.3
Industrial Products segment	209.3	223.4	649.2	678.6
Total	$629.7	$712.8	$1,964.4	$2,117.9

Earnings before income taxes
Engine Products segment	$56.5	$71.5	$172.2	$188.6
Industrial Products segment	34.7	32.7	98.8	101.5
Corporate and Unallocated	(6.8)	(4.7)	(17.1)	(13.7)
Total	$84.4	$99.5	$253.9	$276.4

Net sales by product group within the Engine Products segment and Industrial Products segment is summarized as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Engine Products segment
Off-Road	$63.5	$84.8	$199.6	$240.0
On-Road	25.1	46.9	99.5	135.6
Aftermarket	301.9	327.7	929.4	980.0
Aerospace and Defense	29.9	30.0	86.7	83.7
Engine Products segment net sales	420.4	489.4	1,315.2	1,439.3

Industrial Products segment
Industrial Filtration Solutions	137.4	155.2	441.4	469.2
Gas Turbine Systems	29.2	27.5	74.2	80.5
Special Applications	42.7	40.7	133.6	128.9
Industrial Products segment net sales	209.3	223.4	649.2	678.6
Total net sales	$629.7	$712.8	$1,964.4	$2,117.9
There were no customers that accounted for over 10% of net sales for the three and nine months ended April 30, 2020 or 2019, or over 10% of gross accounts receivable as of April 30, 2020 and July 31, 2019.
Note 17. Leases
The Company leases certain real estate properties, information technology equipment, manufacturing and warehouse equipment, vehicles and other equipment through operating lease arrangements. The Company determines whether an arrangement that provides control over the use of an asset to the Company is a lease. The Company recognizes a lease liability and corresponding right-of-use asset on the Condensed Consolidated Balance Sheets based on the present value of future lease payments, and recognizes lease expense on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the Condensed Consolidated Balance Sheets.
The Company has elected to separate payments for lease components from non-lease components for all asset classes. Lease agreements may include extension, termination or purchase options, all of which are considered in calculating the lease liability and right-of-use assets when it is reasonably certain the Company will exercise the option. Most lease agreements do not explicitly state the discount rate implicit in the lease, therefore, the Company’s incremental borrowing rate on the commencement date is used to calculate the present value of future payments for most leases.
The Company has elected to exercise the package of practical expedients and has not elected to exercise hindsight in determining lease term and in assessing impairment of the Company’s right-of-use assets. The Company’s finance leases are not significant and therefore, are not included in the following disclosures. Information for the Company’s operating lease costs is as follows (in millions):

	Three Months Ended April 30,	Nine Months Ended April 30,
	2020	2020
Operating lease cost	$7.5	$22.7
Short-term lease cost	0.5	1.6
Total lease costs	$8.0	$24.3
Supplemental balance sheet information for the Company is as follows (in millions):

	April 30, 2020	August 1, 2019
Right-of-use lease assets	$71.4	$71.5
Current lease liabilities	$24.0	$26.0
Long-term lease liabilities	$47.4	$45.5

Additional information related to operating leases is as follows:

	April 30, 2020	August 1, 2019
Weighted average remaining lease term (years)	5.0	3.7
Weighted average discount rates	3.57%	3.76%
Payments for operating leases having initial terms of more than one year at April 30, 2020 were as follows (in millions):

Amounts Due in Fiscal Year Ending	April 30, 2020
Remainder of 2020	$7.2
2021	23.4
2022	15.3
2023	9.0
2024	5.8
Thereafter	17.8
Total future lease payments	78.5
Less imputed interest	7.1
Present value of future lease payments	$71.4
Payments for operating leases having initial terms of more than one year at July 31, 2019 were as follows (in millions):

Amounts Due in Fiscal Year Ending	July 31, 2019
2020	$24.0
2021	17.5
2022	11.3
2023	6.4
2024	4.6
Thereafter	19.0
Total future lease payments	$82.8
Right-of-use lease assets obtained in exchange for new lease liabilities were $23.3 million for the nine months ended April 30, 2020.
Note 18. Borrowings
The Company has a $500.0 million unsecured revolving credit facility that expires July 21, 2022. As of April 30, 2020, there was $142.5 million available on this facility.
In March 2020, the Company borrowed $100.0 million on its revolver as a precautionary measure to strengthen its liquidity position due to uncertainty related to COVID-19.
Certain debt agreements contain financial covenants related to interest coverage and leverage ratios, as well as other non-financial covenants. As of April 30, 2020, the Company was in compliance with all such covenants.
In October 2019, the Company entered into a term loan agreement of €80.0 million, or $89.2 million, based on the exchange rate in effect on October 28, 2019. The loan is unsecured and matures in October 2024. As of April 30, 2020, the Company had borrowed the full capacity of the term loan. The term loan includes customary representations and warranties and covenants for a transaction of this type. The loan has a floating rate based on margin plus EURIBOR. The margin will vary according to a leverage-based pricing grid. The rate as of April 30, 2020 was 0.7%.
On May 18, 2020, the Company entered into a 364-day revolving credit agreement for $100.0 million. The agreement is unsecured, and the Company can request a one-year extension. The agreement provides incremental borrowing capacity above the Company’s currently existing $500.0 million unsecured, revolving credit facility, and includes customary representations and warranties and covenants consistent with that facility. Interest is payable at the Company’s election of either the sum of the LIBOR rate and an applicable rate or the sum of the base rate and an applicable rate, as defined in the agreement.

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
COVID-19 The recent outbreak of coronavirus, or COVID-19, which has been declared by the World Health Organization (WHO) to be a pandemic, has spread across the world and is impacting worldwide economic activity. As COVID-19 has spread, it has significantly impacted the health and economic environment around the world. The Company’s customers are generally in critical markets, including manufacturing, transportation, agriculture, defense and food and beverage, and the Company has a solid base of replacement part sales.
The Company continually aligns its worldwide manufacturing resources as customer needs and market conditions change. Many of the Company’s business lines are considered “essential” or “critical” by governmental agencies, so the Company has maintained operations at nearly all its facilities. The Company, as well as some of its customers and suppliers, have experienced temporary closures in certain regions, reflecting its compliance with local mandates and support of its employees. With its global footprint, region-to-support-region production strategy, strong network of high quality suppliers, and diverse business composition, the Company has avoided meaningful operational disruption and it continues to support its customers around the world.
With respect to business operations and the protection of its employees, the Company has implemented a variety of countermeasures to promote the health and safety of its employees and their families during this pandemic, including business travel restrictions, remote work capabilities, social distancing practices, increased cleaning frequency and thoroughness, temperature screenings and quarantine protocols. The Company is also investing to support its employees during the outbreak, including COVID-19 paid leave and employee assistance programs. The Company’s practices and policies are informed by recommendations from public health authorities, such as the Centers for Disease Control and Prevention, European Centre for Disease Prevention and Control and the WHO, which are being closely monitored by its crisis response team.
Because of uncertainties with respect to the severity and duration of the COVID-19 outbreak, the duration and terms of related governmental orders restricting activities, and the timing and pace of any economic recovery as COVID-19 impacts ultimately abate, the magnitude and duration of the future impact from the COVID-19 pandemic on the Company’s business, especially with regard to our revenues, cannot be reasonably estimated and will likely be material.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes included in Item 1 of this report.

Consolidated Results of Operations
Three months ended April 30, 2020 compared with three months ended April 30, 2019
Operating results for the three months ended April 30, 2020 and 2019 are as follows (in millions):

	Three Months Ended April 30,
	2020	% of sales	2019	% of sales
Net sales	$629.7		$712.8
Cost of sales	420.5	66.8%	472.1	66.2%
Gross profit	209.2	33.2%	240.7	33.8%
Operating expenses	124.7	19.8%	140.7	19.7%
Operating income	84.5	13.4%	100.0	14.0%
Interest expense	4.4	0.7%	5.2	0.7%
Other income, net	(4.3)	(0.7)%	(4.7)	(0.7)%
Earnings before income taxes	84.4	13.4%	99.5	14.0%
Income taxes	21.0	3.3%	24.3	3.4%
Net earnings	$63.4	10.1%	$75.2	10.6%
Net sales for the three months ended April 30, 2020 were $629.7 million, compared with $712.8 million for the three months ended April 30, 2019, a decrease of $83.1 million, or 11.7%. Net sales decreased $69.0 million, or 14.1%, in the Engine Products segment and decreased $14.1 million, or 6.3%, in the Industrial Products segment compared with the same period in the prior fiscal year. Refer to the Segment Results of Operations section for further discussion on the Engine Products and Industrial Products segments. During the three months ended April 30, 2020, net sales declined as demand varied by market and geography as a result of the negative economic impacts of the COVID-19 pandemic. Additionally, net sales for the three months ended April 30, 2020 were negatively impacted by the effect of foreign currency translation of $14.2 million, or 2.2%.
Cost of sales for the three months ended April 30, 2020 was $420.5 million, compared with $472.1 million for the three months ended April 30, 2019, a decrease of $51.6 million, or 10.9%. Gross margin for the current year quarter was 33.2%, compared with 33.8% during the same period in the prior fiscal year. The gross margin decrease was primarily driven by a loss of leverage on lower sales, including the impact from higher depreciation expense related to the Company’s capacity expansion projects, partially offset by benefits from a favorable mix of sales, lower raw materials costs and the Company’s initiatives related to production, supply chain, procurement and pricing optimization.
Operating expenses for the three months ended April 30, 2020 were $124.7 million, compared with $140.7 million for the three months ended April 30, 2019, a decrease of $16.0 million, or 11.3%. As a percentage of net sales, operating expenses for the current year quarter were 19.8%, compared with 19.7% during the same period in the prior fiscal year. The increase in operating expenses as a percentage of net sales reflects loss of leverage on lower sales that was largely offset by lower incentive compensation and expense reductions related to the COVID-19 pandemic.
Interest expense was $4.4 million for the three months ended April 30, 2020, compared with $5.2 million for the three months ended April 30, 2019, a decrease of $0.8 million. The decrease was primarily due to lower interest rates compared with the same period in the prior fiscal year. Other income, net for the three months ended April 30, 2020 was $4.3 million, compared with $4.7 million for the three months ended April 30, 2019, a decrease of $0.4 million.
The effective tax rate for the three months ended April 30, 2020 was 24.9%, compared with 24.5% for the three months ended April 30, 2019. The increase in the effective tax rate was primarily due to a non-recurring discrete tax benefit recorded in the prior year quarter related to changes to uncertain tax position reserves and a reduced amount of excess tax benefits on stock-based compensation, partially offset by a favorable shift in the mix of earnings among tax jurisdictions.
Net earnings for the three months ended April 30, 2020 were $63.4 million, compared with net earnings of $75.2 million for the three months ended April 30, 2019, a decrease of $11.8 million.

Nine months ended April 30, 2020 compared with nine months ended April 30, 2019
Operating results for the nine months ended April 30, 2020 and 2019 are as follows (in millions):

	Nine Months Ended April 30,
	2020	% of sales	2019	% of sales
Net sales	$1,964.4		$2,117.9
Cost of sales	1,300.7	66.2%	1,413.4	66.7%
Gross profit	663.7	33.8%	704.5	33.3%
Operating expenses	406.1	20.7%	420.7	19.9%
Operating income	257.6	13.1%	283.8	13.4%
Interest expense	13.5	0.7%	14.7	0.7%
Other income, net	(9.8)	(0.5)%	(7.3)	(0.3)%
Earnings before income taxes	253.9	12.9%	276.4	13.1%
Income taxes	61.0	3.1%	67.3	3.2%
Net earnings	$192.9	9.8%	$209.1	9.9%
Net sales for the nine months ended April 30, 2020 were $1,964.4 million, compared with $2,117.9 million for the nine months ended April 30, 2019, a decrease of $153.5 million, or 7.2%. Net sales decreased $124.1 million, or 8.6%, in the Engine Products segment and decreased $29.4 million, or 4.3%, in the Industrial Products segment compared with the same period in the prior fiscal year. Refer to the Segment Results of Operations section for further discussion on the Engine Products and Industrial Products segments. During the nine months ended April 30, 2020, net sales declined as demand varied by market and geography as a result of the negative economic impacts, including the COVID-19 pandemic. Net sales for the nine months ended April 30, 2020 were negatively impacted by lower unit volume combined with the effect of foreign currency translation of $28.3 million, or 1.4%, partially offset by pricing benefits of approximately 0.6% compared with the same period in the prior fiscal year.
Cost of sales for the nine months ended April 30, 2020 was $1,300.7 million, compared with $1,413.4 million for the nine months ended April 30, 2019, a decrease of $112.7 million, or 8.0%. Gross margin for the current year period was 33.8%, compared with 33.3% during the same period in the prior fiscal year. The gross margin increase was primarily driven by benefits from the Company’s initiatives related to production, supply chain, procurement and pricing optimization, combined with a favorable mix of sales and lower raw materials costs. This increase was partially offset by a loss of leverage on lower sales and the impact from higher depreciation expense related to the Company’s capacity expansion projects.
Operating expenses for the nine months ended April 30, 2020 were $406.1 million, compared with $420.7 million for the nine months ended April 30, 2019, a decrease of $14.6 million, or 3.5%. As a percentage of net sales, operating expenses for the current year period were 20.7%, compared with 19.9% during the same period in the prior fiscal year. The increase reflects loss of leverage on lower sales that was partially offset by lower incentive compensation, expense reductions related to the COVID-19 pandemic and incremental investments related to the Company’s strategic growth priorities.
Interest expense was $13.5 million for the nine months ended April 30, 2020, compared with $14.7 million for the nine months ended April 30, 2019, a decrease of $1.2 million. The decrease was primarily due to lower interest rates compared with the same period in the prior fiscal year. Other income, net for the nine months ended April 30, 2020 was $9.8 million, compared with $7.3 million for the nine months ended April 30, 2019, an increase of $2.5 million. The increase was primarily due to improved joint venture performance and third-party royalty income, partially offset by a pension settlement charge.
The effective tax rate for the nine months ended April 30, 2020 was 24.0%, compared with 24.4% for the nine months ended April 30, 2019. The effective tax rate for the nine months ended April 30, 2019 included a net discrete tax benefit of $0.4 million related to ongoing U.S. Tax Cuts and Jobs Act (TCJA)-based global cash optimization initiatives. Excluding this benefit, the effective tax rate for the nine months ended April 30, 2019 was 24.5%. The decrease in the effective tax rate between periods was primarily due to a favorable shift in the mix of earnings between tax jurisdictions and a discrete tax expense recorded in the prior fiscal year related to the TCJA, partially offset by a decrease in excess tax benefits on stock-based compensation.
Net earnings for the nine months ended April 30, 2020 were $192.9 million, compared with net earnings of $209.1 million for the nine months ended April 30, 2019, a decrease of $16.2 million.

Segment Results of Operations
Net sales and earnings before income taxes for the Engine Products and Industrial Products segments are summarized as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Net sales:
Engine Products segment	$420.4	$489.4	$1,315.2	$1,439.3
Industrial Products segment	209.3	223.4	649.2	678.6
Total	$629.7	$712.8	$1,964.4	$2,117.9

Earnings before income taxes:
Engine Products segment	$56.5	$71.5	$172.2	$188.6
Industrial Products segment	34.7	32.7	98.8	101.5
Corporate and Unallocated (1)	(6.8)	(4.7)	(17.1)	(13.7)
Total	$84.4	$99.5	$253.9	$276.4
(1)Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, such as interest expense.
Engine Products Segment
The following is a summary of net sales by product group within the Company’s Engine Products segment (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Engine Products segment
Off-Road	$63.5	$84.8	$199.6	$240.0
On-Road	25.1	46.9	99.5	135.6
Aftermarket	301.9	327.7	929.4	980.0
Aerospace and Defense	29.9	30.0	86.7	83.7
Engine Products segment net sales	$420.4	$489.4	$1,315.2	$1,439.3

Engine Products segment earnings before income taxes	$56.5	$71.5	$172.2	$188.6
Three months ended April 30, 2020 compared with three months ended April 30, 2019
Net sales for the Engine Products segment for the three months ended April 30, 2020 were $420.4 million, compared with $489.4 million for the three months ended April 30, 2019, a decrease of $69.0 million, or 14.1%, and 12.0% excluding the impact from currency translation. Most of the Engine Products net sales decrease was driven by lower levels of equipment production in On-Road and Off-Road markets, due in part to customer manufacturing shutdowns related to the COVID-19 pandemic. Aftermarket performance was mixed by region and sales channel. The independent channel had the most significant decline, driven by the oil and gas slowdown in the U.S. and economic pressure across Latin America, partially offset by year-over-year growth in Eastern Europe and China related to share gains in emerging markets. Compared with the prior year, the OEM channel of Aftermarket was down slightly, or up slightly in local currency, due mainly to strength of innovative products combined with apparent inventory builds at a small number of large OEM customers. Aerospace and Defense sales performance reflected year-over-year declines in replacement parts, partially offset by new equipment for military rotorcraft and ground defense vehicles.
Earnings before income taxes for the Engine Products segment for the three months ended April 30, 2020 were $56.5 million, or 13.4% of Engine Products’ sales, a decrease from 14.6% for the three months ended April 30, 2019. The decrease was driven by the loss of leverage on lower sales, due in part to higher depreciation expense related to the Company’s capacity expansion projects, partially offset by benefits from the Company’s initiatives related to production, supply chain, procurement and pricing optimization, combined with lower raw materials costs, lower incentive compensation and other expense reductions related to the COVID-19 pandemic.

Nine months ended April 30, 2020 compared with nine months ended April 30, 2019
Net sales for the Engine Products segment for the nine months ended April 30, 2020 were $1,315.2 million, compared with $1,439.3 million for the nine months ended April 30, 2019, a decrease of $124.1 million, or 8.6%, and 7.1% excluding the impact from currency translation. The sales decrease in On-Road and Off-Road reflects lower levels of equipment production, due mainly to customer manufacturing shutdowns due to the COVID-19 pandemic. The decrease in Aftermarket sales in both the independent and OEM channels was related to reduced end-user demand associated with lower levels of equipment utilization. The increase in Aerospace and Defense sales was due to growth in new equipment for military rotorcraft, partially offset by year-over-year declines in replacement parts.
Earnings before income taxes for the Engine Products segment for the nine months ended April 30, 2020 were $172.2 million, or 13.1% of Engine Products’ sales, consistent with 13.1% for the nine months ended April 30, 2019. The loss of leverage on lower sales, due in part to higher depreciation expense related to the Company’s capacity expansion projects, was offset by benefits from the Company’s initiatives related to production, supply chain, procurement and pricing optimization, combined with lower raw materials costs, lower incentive compensation and other expense reductions related to the COVID-19 pandemic.
Industrial Products Segment
The following is a summary of net sales by product group within the Company’s Industrial Products segment (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Industrial Products segment:
Industrial Filtration Solutions	$137.4	$155.2	$441.4	$469.2
Gas Turbine Systems	29.2	27.5	74.2	80.5
Special Applications	42.7	40.7	133.6	128.9
Industrial Products segment net sales	$209.3	$223.4	$649.2	$678.6

Industrial Products segment earnings before income taxes	$34.7	$32.7	$98.8	$101.5
Three months ended April 30, 2020 compared with three months ended April 30, 2019
Net sales for the Industrial Products segment for the three months ended April 30, 2020 were $209.3 million, compared with $223.4 million for the three months ended April 30, 2019, a decrease of $14.1 million, or 6.3% and 4.6% excluding the impact from currency translation. Sales within Industrial Filtration Solutions (IFS) were negatively impacted by lower levels of industrial production, which contributed to declining sales of new equipment and replacement parts for dust collectors. Sales of Process Filtration, also within IFS, were approximately flat with the prior year, or up in local currency, due to strong sales of replacement parts for the Food and Beverage industry. The Gas Turbine Systems (GTS) sales increase was driven by retrofit projects for existing turbines. The sales increase in Special Applications (SA) was driven by higher sales of Disk Drive filters and Integrated Venting Solutions, partially offset by lower sales of Membrane products.
Earnings before income taxes for the Industrial Products segment for the three months ended April 30, 2020 were $34.7 million, or 16.6% of Industrial Products’ sales, an increase from 14.6% for the three months ended April 30, 2019. The increase was driven by a favorable mix of sales, benefits from the Company’s initiatives related to production, supply chain, procurement and pricing optimization, combined with lower raw materials costs, expense reductions related to the COVID-19 pandemic, and lower incentive compensation. These benefits were partially offset by loss of leverage on lower sales and continued investments in the Company’s strategic growth businesses.

Nine months ended April 30, 2020 compared with nine months ended April 30, 2019
Net sales for the Industrial Products segment for the nine months ended April 30, 2020 were $649.2 million, compared with $678.6 million for the nine months ended April 30, 2019, a decrease of $29.4 million, or 4.3%, and 3.3% excluding the impact from currency translation. Sales within Industrial Filtration Solutions (IFS) were negatively impacted by lower levels of industrial production, which contributed to declining sales of new equipment and replacement parts for dust collectors. Sales of Process Filtration, also within IFS, increased versus the prior year, due to strong sales of replacement parts for the Food and Beverage industry. The GTS sales decrease was driven by lower sales of new equipment, partially offset by retrofit projects for existing turbines. The sales increase in SA was driven by higher sales of Disk Drive filters and Integrated Venting Solutions, partially offset by lower sales of Membrane products.
Earnings before income taxes for the Industrial Products segment for the nine months ended April 30, 2020 were $98.8 million, or 15.2% of Industrial Products’ sales, an increase from 15.0% for the nine months ended April 30, 2019. The increase was driven by a favorable mix of sales, benefits from the Company’s initiatives related to production, supply chain, procurement and pricing optimization, combined with lower raw materials costs and expense reductions related to the COVID-19 pandemic. These benefits were partially offset by loss of leverage on lower sales and continued investments in the Company’s strategic growth businesses.
Liquidity and Capital Resources
Cash provided by operating activities for the nine months ended April 30, 2020 was $265.2 million, compared with $223.2 million for the nine months ended April 30, 2019, an increase of $42.0 million. The increase in cash provided by operating activities was primarily driven by year-over-year improvements in net operating assets and liabilities. These changes are due to the Company’s efforts to manage working capital as sales levels decrease.
Cash used in investing activities for the nine months ended April 30, 2020 was $106.2 million, compared with $208.4 million for the nine months ended April 30, 2019, a decrease of $102.2 million. The decrease resulted primarily from $96.0 million of net cash used for the BOFA acquisition in fiscal 2019, combined with a decrease in net capital expenditures in fiscal 2020 of $6.2 million. In fiscal 2020, capital expenditures included expanding production capacity as well as construction of a new building designed for research and development.
Cash used in financing activities for the nine months ended April 30, 2020 was $3.7 million, compared with $13.7 million for the nine months ended April 30, 2019, a decrease of $10.0 million. In fiscal 2020, proceeds from a new term loan and short-term debt were used to refinance long-term debt and to fund the Company’s needs driven by expenditures on property, plant and equipment, dividends and share repurchases. In addition, during the third quarter of fiscal 2020, the Company borrowed $100.0 million on its revolver as a precautionary measure to strengthen its liquidity position due to uncertainty related to COVID-19. In fiscal 2019, proceeds from long-term debt and short-term borrowings were used primarily to fund the BOFA acquisition and to fund the Company’s needs driven by expenditures on property, plant and equipment, dividends and share repurchases.
Cash and cash equivalents as of April 30, 2020, was $326.5 million, compared with $177.8 million as of July 31, 2019. The Company has capacity of $399.4 million available for further borrowing under existing credit facilities as of April 30, 2020. The Company believes that the liquidity available from the combination of expected cash generated by operating activities, existing cash and available credit under existing credit facilities will be adequate to meet cash requirements for the next twelve months. Additionally, as a precautionary measure, the Company has entered into an additional debt agreement on May 18, 2020, as further discussed below.
Accounts receivable, net as of April 30, 2020, was $460.5 million, compared with $529.5 million as of July 31, 2019, a decrease of $69.0 million driven by lower levels of sales. Days sales outstanding was flat at 66 days, as of April 30, 2020 and 2019. Days sales outstanding was 65 days at July 31, 2019. Days sales outstanding is calculated using the count back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
Inventories, net as of April 30, 2020, was $346.5 million, compared with $332.8 million as of July 31, 2019, an increase of $13.7 million. Inventory turns were 4.8 times and 5.6 times per year as of April 30, 2020 and July 31, 2019, respectively. Inventory turns are calculated by taking the annualized cost of sales based on the trailing three-month period divided by the average of the beginning and ending net inventory values of the three-month period. The inventory increase was spread across all of the major regions, driven by lower demand for finished goods and increased stock for COVID-19. While the Company has not experienced significant supply chain disruption, certain inventory levels have been increased during the quarter in response to COVID-19.

Long-term debt outstanding was $735.1 million as of April 30, 2020, compared with $584.4 million as of July 31, 2019, an increase of $150.7 million. As of April 30, 2020, total debt, including long-term debt and short-term borrowings, represented 45.6% of total capitalization, defined as total debt plus total shareholders’ equity, compared with 41.6% as of July 31, 2019. As of April 30, 2020, the Company has substantial headroom related to its financial covenants as well as sufficient cash and available liquidity under the revolving credit facility.
The Company has a $500 million unsecured revolving credit facility that expires July 21, 2022. As of April 30, 2020, there was $142.5 million available on this facility.
In March 2020, the Company borrowed $100.0 million on its revolver as a precautionary measure to strengthen its liquidity position due to uncertainty related to COVID-19.
Certain debt agreements contain financial covenants related to interest coverage and leverage ratios, as well as other non-financial covenants. As of April 30, 2020, the Company was in compliance with all such covenants.
In October 2019, the Company entered into a term loan agreement of €80.0 million, or $89.2 million, based on the exchange rate in effect on October 28, 2019. The loan is unsecured and matures in October 2024. As of April 30, 2020, the Company had borrowed the full capacity of the term loan. The term loan includes customary representations and warranties and covenants for a transaction of this type. The loan has a floating rate based on margin plus EURIBOR. The margin will vary according to a leverage-based pricing grid. The rate as of April 30, 2020 was 0.7%.
On May 18, 2020, the Company entered into a 364-day revolving credit agreement for $100.0 million. The agreement is unsecured, and the Company can request a one-year extension. The agreement provides incremental borrowing capacity above the Company’s currently existing $500.0 million unsecured, revolving credit facility, and includes customary representations and warranties and covenants consistent with that facility. Interest is payable at the Company’s election of either the sum of the LIBOR rate and an applicable rate or the sum of the base rate and an applicable rate, as defined in the agreement.
The Company guarantees 50% of certain debt of its joint venture, Advanced Filtration Systems Inc., as further discussed in Note 14 in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report.
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
During the nine months ended April 30, 2020, the U.S. dollar was generally stronger than in the nine months ended April 30, 2019 compared with many of the currencies of the foreign countries in which the Company operates. The overall stronger dollar had a negative impact on the Company’s international net sales results because the foreign denominated revenues translated into less U.S. dollars. Foreign currency translation had a negative impact to net sales and net earnings in many regions around the world. The estimated impact of foreign currency translation for the nine months ended April 30, 2020, resulted in an overall decrease in reported net sales by $28.3 million and net earnings of approximately $2.0 million, compared with the same period in the prior fiscal year.
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
Based on the net investment hedge outstanding as of April 30, 2020, a 10% appreciation of the U.S. dollar compared to the Euro, would result in a net gain of $5.7 million in the fair value of these contracts.
Interest rates The Company’s exposure to market risk for changes in interest rates relates primarily to debt obligations that are at variable rates, as well as the potential increase in fair value of long-term debt resulting from a potential decrease in interest rates. As of April 30, 2020, the Company’s financial liabilities with exposure to changes in interest rates consisted mainly of $400.0 million outstanding on the Company’s revolving credit facility and term loan, €87.5 million, or $95.1 million of variable rate term loan and short-term notes, and ¥2.65 billion, or $24.9 million, of variable rate long-term debt. Assuming a hypothetical increase of 0.5% in short-term interest rates, with all other variables remaining constant, interest expense would have increased roughly $1.4 million and interest income would have increased roughly $0.8 million in the nine months ended April 30, 2020. Interest rate changes would also affect the fair market value of fixed-rate debt. As of April 30, 2020, the estimated fair value of long-term debt with fixed interest rates was $283.9 million compared to its carrying value of $275.0 million. The fair value is estimated by discounting the projected cash flows using the rate at which similar amounts of debt could currently be borrowed.

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
Chinese notes Consistent with common business practice in China, the Company’s Chinese subsidiaries accept bankers’ acceptance notes from Chinese customers in settlement of certain customer billed accounts receivable. Bankers’ acceptance notes represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers’ acceptance note as of the maturity date. The maturity date of bankers’ acceptance notes varies, but it is the Company’s policy to only accept bankers’ acceptance notes with maturity dates no more than 270 days from the date of the Company’s receipt of such draft. As of April 30, 2020 and July 31, 2019, the Company owned $12.6 million and $16.7 million, respectively, of these bankers’ acceptance notes, and includes them in accounts receivable on the Company’s Condensed Consolidated Balance Sheets.
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
Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

COVID-19 Business Disruption - pandemics and unexpected events like COVID-19 could have a negative effect on our business, results of operation, financial condition and cash flows.
The Company’s business and operations have been, and may be adversely affected in the future, by the COVID-19 pandemic, due to disruptions of our employees, suppliers, and customers to perform our and their respective responsibilities and obligations. The COVID-19 pandemic has significantly impacted the global economy, and it could continue to have a material negative impact on our business and operations. We have experienced temporary shutdowns and we, our employees, suppliers or customers may be prevented from conducting business activities for an indefinite period of time, including shutdowns, shelter-in-place orders, import or export restrictions or other preventative measures that may be requested or mandated by governmental authorities.
In addition, our facilities and the facilities of our customers and suppliers may experience disruptions in manufacturing and supply arrangements due to the loss or disruption of essential manufacturing and supply elements, such as raw materials or other finished product components, transportation, workforce or other manufacturing and distribution capability. We may also experience failure of third parties on which we rely, including our suppliers, distributors, contractors and commercial banks, to meet their obligations to us, or significant disruptions in their ability to do so. We could also be impacted by significant reductions in demand or volatility in demand for our products and potentially a global economic recession resulting from business shutdowns or slowdowns.
Although most of our operations have been treated as “essential” operations under applicable government orders that have been issued to date which restrict business activities, and accordingly have been permitted to continue to operate, it is possible that treatment could change under future government orders. Further, site-specific health and safety concerns might otherwise require certain of our operations to be halted for some period of time. Operations of all of our facilities have been affected in terms of employee protection measures, including social distancing and personal protection equipment measures, which may continue to affect the efficiency of our operations for the foreseeable future. The duration and extent of the pandemic are currently uncertain, but prolonged or worsening disruption or a resulting economic recession could materially and adversely impact our business, results of operations, financial condition and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
The following table summarizes information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the three months ended April 30, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1 - February 29, 2020	—	$—	—	11,394,455
March 1 - March 31, 2020	675,000	43.33	675,000	10,719,455
April 1 - April 30, 2020	—	—	—	10,719,455
Total	675,000	$43.33	675,000	10,719,455
(1)In fiscal 2019, the Board of Directors authorized the repurchase of up to 13.0 million shares of the Company’s common stock. This repurchase authorization is effective until terminated by the Board of Directors. The Company has remaining authorization to repurchase 10.7 million shares under this plan. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the three months ended April 30, 2020. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under stock-based awards to cover the withholding of taxes due as a result of exercising stock options or payment of stock-based awards.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6.	Exhibits
3-A*	Restated Certificate of Incorporation of Registrant as currently in effect (Filed as Exhibit 3-A to Form 10-Q Report for the second quarter ended January 31, 2012)
3-B*	Amended and Restated Bylaws of Registrant, dated as of July 29, 2016 (Filed as Exhibit 3-C to Form 8-K Report filed on July 29, 2016)
31-A	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31-B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10-A*
364-Day Revolved Credit Agreement, dated as of May 18, 2020, among Donaldson Company, Inc., U.S. Bank National Association, as Administrative Agent, and the other lenders party thereto (Filed as Exhibit 10.1 to Form 8-K Report filed on May 21, 2020)

101	The following information from Donaldson Company, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2020, as filed with the Securities and Exchange Commission, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity and (vi) the Notes to Condensed Consolidated Financial Statements
104	The cover page from Donaldson Company Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2020, formatted in iXBRL (included as Exhibit 101).

*	Exhibit has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference as an exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DONALDSON COMPANY, INC.
(Registrant)

Date: June 3, 2020	By:	/s/ Tod E. Carpenter
Tod E. Carpenter Chairman, President and Chief Executive Officer (duly authorized officer)

Date: June 3, 2020	By:	/s/ Scott J. Robinson
Scott J. Robinson Senior Vice President and Chief Financial Officer (principal financial officer)

Date: June 3, 2020	By:	/s/ Peter J. Keller
Peter J. Keller Corporate Controller (principal accounting officer)