Form 10-K
period 2020-07-31
DONALDSON CO INC
filed 2020-09-25
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2020 or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________
Commission File Number: 1-7891
DONALDSON COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐  Yes   ☒  No
As of January 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $6,544,036,254 (based on the closing price of $51.85 as reported on the New York Stock Exchange as of that date).
As of September 11, 2020, there were approximately 126,419,777 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for its 2020 annual meeting of stockholders (the “2020 Proxy Statement”) are incorporated by reference in Part III, as specifically set forth in Part III.

DONALDSON COMPANY, INC.
ANNUAL REPORT ON FORM 10-K

PART I
Item 1. Business
General
Donaldson Company, Inc. (Donaldson or the Company) was founded in 1915 and organized in its present corporate form under the laws of the State of Delaware in 1936.
The Company is a worldwide manufacturer of filtration systems and replacement parts. The Company’s core strengths are leading filtration technology, strong customer relationships and its global presence. Products are manufactured and sold around the world. Products are sold to original equipment manufacturers (OEMs), distributors, dealers and directly to end users.
The Company has two operating segments: Engine Products and Industrial Products. Products in the Engine Products segment consist of replacement filters for both air and liquid filtration applications, air filtration systems, liquid filtration systems for fuel, lube and hydraulic applications, and exhaust and emissions systems and sensors, indicators and monitoring systems. The Engine Products segment sells to OEMs in the construction, mining, agriculture, aerospace, defense and transportation end markets and to independent distributors, OEM dealer networks, private label accounts and large fleets. Products in the Industrial Products segment consist of dust, fume and mist collectors, compressed air purification systems, gas and liquid filtration for food, beverage and industrial processes, air filtration systems for gas turbines, polytetrafluoroethylene (PTFE) membrane-based products and specialized air and gas filtration systems for applications including hard disk drives and semi-conductor manufacturing and sensors, indicators and monitoring systems. The Industrial Products segment sells to various dealers, distributors, OEMs and end users.
As a worldwide business, the Company’s results of operations are affected by conditions in the global economic and geopolitical environment. Under most economic conditions, the Company’s market diversification between its diesel engine end markets, its global end markets, its diversification through technology and its OEM and replacement parts customers has helped to limit the impact of weakness in any one product line, market or geography on the consolidated operating results of the Company.
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
Seasonality
A number of the Company’s end markets are dependent on the construction, agricultural and power generation industries, which are generally stronger in the second half of the Company’s fiscal year. The first two quarters of the fiscal year also contain more holiday periods, which typically include more customer plant closures. The second half of the fiscal year ended July, 31, 2020 was impacted by the coronavirus (COVID-19) pandemic, resulting in atypical seasonality.
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

Raw Materials
The principal raw materials that the Company uses are steel, filter media, and petrochemical based products including plastic, rubber and adhesives products. Purchased raw materials represent approximately 65% of the Company’s cost of sales. Of that amount, steel, including fabricated parts, represents approximately 21%. The remainder is primarily made up of filter media, petrochemical-based products and other raw material components.
Intellectual Property
The Company owns a broad range of intellectual property rights relating to its products and services, which it considers in the aggregate to constitute a valuable asset. These include patents, trade secrets, trademarks, copyrights and other forms of intellectual property rights in the United States (U.S.) and a number of foreign countries. The Company protects its innovations arising from research and development through patent filings and owns a portfolio of issued patents, including utility and design patents. The Company also owns various trademarks relating to its products and services including Donaldson® and the turbo D logo, Ultra-Web®, PowerCore®, Torit®, and Synteq® XP, among others. No single intellectual property right is solely responsible for protecting the Company’s products.
Major Customers
The Company had no customers that accounted for over 10% of net sales in the years ended July 31, 2020, 2019 or 2018, or over 10% of gross accounts receivable as of July 31, 2020 and 2019.
Backlog
Backlog is one of many indicators of business conditions in the Company’s markets. However, it is not always indicative of future results for a number of reasons, including the timing of the receipt of orders in many of the Company’s engine OEM and industrial markets and the mix and types of orders in backlog. The backlog of orders expected to be delivered within 90 days was $362.4 million and $410.3 million, at July 31, 2020 and 2019, respectively. The backlog decreased 13.2% for the Engine Products segment and decreased 8.3% for the Industrial Products segment.
Research and Development
During the years ended July 31, 2020, 2019 and 2018, the Company spent $61.2 million, $62.3 million and $59.9 million, respectively, on research and development activities, which was 2.4%, 2.2% and 2.2% of net sales, respectively. Research and development expenses include scientific research costs such as salaries, building costs, utilities, testing, technical IT and administrative and allocation of corporate costs for the application of scientific advances to the development of new and improved products and their uses. Substantially all commercial research and development is performed in-house.
Environmental Matters
The Company does not anticipate any material effect on its capital expenditures, earnings or competitive position during fiscal 2021 due to compliance with government regulations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.
Employees
At July 31, 2020, the Company had approximately 12,400 employees.
Geographic Areas
Both of the Company’s operating segments serve customers in all geographic regions. The U.S. represents the largest individual market for the Company’s products. Financial information by geographic region appears in Note 19 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.

Item 1A. Risk Factors
Our business is subject to various risks and uncertainties, and the following discussion outlines what we believe to be the risk factors that could materially, adversely affect our business, reputation, financial condition and results of operations. These risk factors should be considered with the Company’s cautionary comments related to forward-looking statements when evaluating information provided in this Annual Report. Risks not currently known to the Company, or that the Company currently believes are immaterial, may also impair the Company’s business, reputation, financial condition and results of operations. The Company periodically reviews its strategies, processes, and controls with respect to risk identification, assessment and mitigation with the audit committee of the Company’s board of directors.
Coronavirus Business Disruption - pandemics and unexpected events like COVID-19 has and could continue to have a negative effect on our business, results of operation, financial condition and cash flows.
The COVID-19 pandemic has significantly impacted the global economy and, consequently, the Company’s business and operations have been, and may continue to be, adversely affected by the pandemic. We have experienced significant demand reductions and volatility for our products. The duration of the pandemic and the magnitude of its impact remain uncertain, and a prolonged or worsening disruption or a resulting economic recession could materially and adversely impact our business, results of operations, financial condition and cash flows.
Although most of our operations have been treated as “essential” operations under applicable government orders which restrict business activities, and accordingly have been permitted to continue to operate, it is possible that treatment as an “essential” business could change under future government orders or new restrictions may be added in response to the evolving conditions. We have experienced temporary shutdowns in certain facilities and we, our employees, suppliers or customers may be prevented from conducting business activities for an indefinite period of time, including shutdowns, shelter-in-place orders, import or export restrictions or other preventative measures that may be requested or mandated by governmental authorities. Further, site-specific health and safety concerns might otherwise require certain of our operations to be halted for some period of time. Operations at all our facilities have been modified for employee protection measures, including social distancing measures and enhanced cleaning regimens with greater frequency, which may continue to affect the efficiency of our operations for the foreseeable future.
In addition, the facilities of our customers and suppliers may experience disruptions in manufacturing and supply arrangements due to the loss or disruption of essential manufacturing and supply elements, such as raw materials or other finished product components, transportation, workforce or other manufacturing and distribution capability. We may also experience failure of third parties on which we rely, including our suppliers, distributors, contractors and commercial banks, to meet their obligations to us, or significant disruptions in their ability to do so.
Economic Environment - the demand for our products is impacted by economic, industrial and political conditions worldwide.
We operate a global business in a diverse set of markets and our results and financial condition may be impacted by changes in economic, industrial and political conditions in the geographies and markets we serve.
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
Market trends in certain industries guides the decisions we make in operating the Company, and our growth could be threatened by disruptive technologies. We may be adversely impacted by changes in technology that could reduce or eliminate the demand for our products. These risks include wider adoption of technologies providing alternatives to diesel engines such as electrification of equipment. Such disruptive innovation could create new markets and displace existing companies and products, resulting in significantly negative consequences for the Company. If we do not properly address future customer needs, we may be slower to adapt to such disruption.
Competition - we participate in highly competitive markets with pricing pressure.
The businesses and product lines in which we participate are very competitive and we risk losing business based on a wide range of factors, including price, technology, performance, reliability and availability, geographic coverage and customer service. Our customers continue to seek technological innovation, productivity gains and competitive prices from us and their other suppliers. As a result of these and other factors, we may not be able to compete effectively.
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
Protecting or defending against such claims could significantly increase our costs and divert management’s time and attention away from other business matters.
Global Operations - we have a broad footprint and global operations may present challenges.
We have operations throughout the world. Our stability, growth and profitability are subject to a number of risks of doing business globally that could harm our business, including:
•political and military events, including the rise of nationalism and support for protectionist policies,
•tariffs, trade barriers and other trade restrictions,
•legal and regulatory requirements, including import, export, defense regulations, anti-corruption laws and foreign exchange controls,
•potential difficulties in staffing and managing local operations,
•credit risk of local customers and distributors,
•difficulties in protecting our intellectual property, and
•local economic, political and social conditions.
Due to the global reach of our operations, our business is subject to a complex system of commercial and trade laws, regulations and policies, including those related to data privacy, trade compliance, anti-corruption and anti-bribery. Our global subsidiaries, joint venture partners and affiliates are governed by laws, rules and business practices that differ from those of the U.S. Violations of such laws and regulations may result in an adverse effect on our reputation, business, results of operations, financial condition and cash flows.
The continued geographic expansion of our business increases our exposure to, and cost of complying with, these laws and regulations. If our compliance programs do not adequately prevent or deter our employees, agents, distributors, suppliers and other third parties with whom we do business from violating anti-corruption laws, we may incur defense costs, fines, penalties, damage to our reputation and business disruptions.

Customer Concentration and Retention - a number of our customers operate in similar cyclical industries. Economic conditions in these industries could impact our sales.
No customer accounted for 10% or more of our net sales in fiscal 2020, 2019 or 2018. However, a number of our customers are concentrated in similar cyclical industries (e.g. construction, agriculture, mining, oil and gas, transportation, power generation and disk drives), resulting in additional risk based on industrial conditions in those sectors. As a result of the COVID-19 pandemic, we have experienced a decrease in demand for our products, which has adversely affected our business, results of operations, financial condition and cash flows. A further decline in the economic conditions or capital expenditures of our customers could materially and adversely impact our results of operations. Our success is also dependent on retaining key customers, which requires us to successfully manage relationships and anticipate the needs of our customers in the channels in which we sell our products.
Supply Chain - unavailable raw materials, significant demand fluctuations and material cost inflation could impact our sales.
We obtain raw materials, including steel, filter media, petroleum-based products and other components, from third-party suppliers and tend to carry limited raw material inventories. We often concentrate our sourcing of some materials from one supplier or a few suppliers. We rely, in part, on our suppliers to ensure they meet required standards. Our success is dependent on our ability to effectively manage our supplier relationships. Additionally, global supplier production capacity is limited and could be disrupted. We may experience significant disruption of the supply of raw materials, parts, components or final assemblies. An unanticipated delay in delivery by our suppliers could result in the inability to deliver our products on-time and meet the expectations of our customers. We could experience an increase in the costs of doing business, including increasing raw material commodity prices and transportation costs.
Operations - inability to meet demand could result in the loss of customers.
Our ability to fulfill customer orders is dependent on our manufacturing and distribution operations. Although we forecast demand, additional plant capacity takes months or even years to bring online, and thus changes in demand could result in longer lead times. We cannot guarantee that we will be able to increase manufacturing capacity to meet higher product demand, which could prevent us from meeting increased customer demand. However, if demand varies significantly from our projections and we overbuild our capacity, we may have underutilized assets. For example, the current COVID-19 pandemic has caused manufacturing and distribution disruptions and temporary shutdowns of business at some of our customers and suppliers. This, combined with decreased customer demand, has resulted in decreased manufacturing levels. Efficient operations also require streamlining processes to maintain or reduce lead times, which we may not be capable of achieving. Unacceptable levels of service for key customers may result if we are not able to fulfill orders on a timely basis or if product quality or warranty or safety issues result from compromised production. We may not be able to adjust our production schedules to reflect changes in customer demand on a timely basis. Due to the complexity of our manufacturing operations, we may be unable to timely respond to fluctuations in demand.
Technology Investments and Security Risks - vulnerability of our information technology systems and security.
We have many information technology systems that are important to the operation of our business, some of which are managed by third parties. These systems are used to process, transmit and store electronic information and to manage or support a variety of business processes and activities. We could encounter difficulties in developing new systems, maintaining and upgrading our existing systems, managing access to these systems and preventing information security breaches. Vulnerabilities could lead to significant additional expenses and an adverse effect on our reputation, business, results of operations, financial condition and cash flows.
Additionally, information technology security threats are increasing in frequency and sophistication. We have found and addressed these threats; to date none of them have been material. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Should such an attack succeed, it could lead to the compromise of confidential information, manipulation and destruction of data, defective products, production downtimes and operation disruptions. The occurrence of any of these events could adversely affect our reputation and could result in litigation, regulatory action, potential liability and increased costs and operational consequences of implementing further data protection matters.
Our data is subject to a variety of U.S. and international laws and regulations that pertain to the collection and handling of personal information. The laws require us to notify governmental authorities and affected individuals of data breaches involving certain personal information. These laws include the European General Data Protection Regulation and the California Consumer Privacy Act. Regulatory litigation or actions that could impose significant penalties may be brought against us in the event of a breach of data or alleged non-compliance with such laws and regulations.
The Company maintains insurance coverage for various cybersecurity and business continuity risks, however, there can be no guarantee that all costs or losses incurred will be fully insured.

Currency - an unfavorable fluctuation in foreign currency exchange rates could impact our results of operation.
We have operations in many countries, with a substantial portion of our annual revenue earned in currencies other than the U.S. dollar. We face transactional and translational risks associated with the fluctuations in foreign currency exchange rates. Transactional risk arises from changes in the value of cash flows denominated in different currencies. This can be caused by supply chains that cross borders resulting in revenues and costs being in different currencies. Translational risk arises from the re-measurement of our financial statements. In addition, decreased value of local currency may make it difficult for some of our customers, distributors and end users to purchase our products. Each of our subsidiaries reports its results of operations and financial position in its relevant functional currency, which is then translated into U.S. dollars. This translated financial information is included in our Consolidated Financial Statements. Significant fluctuations of the U.S. dollar in comparison to the foreign currencies of our subsidiaries during discrete periods may have a negative impact on our results of operation, financial condition and cash flows.
Legal and Regulatory - costs associated with lawsuits, investigations or complying with laws and regulations.
We are subject to many laws and regulations in the jurisdictions in which we operate. We routinely incur costs in order to comply with these laws and regulations. We may be adversely impacted by new or changing laws and regulations that affect both our operations and our ability to develop and sell products that meet our customers’ requirements. We are involved in various product liability, product warranty, intellectual property, environmental claims and other legal proceedings that arise in and outside of the ordinary course of our business. We are subject to increasingly stringent laws and regulations in the countries in which we operate, including those governing the environment (e.g. emissions to air; discharges to water; and the generation, handling, storage, transportation, treatment and disposal of waste materials) and data protection and privacy. It is not possible to predict the outcome of investigations and lawsuits, and we could incur judgments, fines, or penalties or enter into settlements of lawsuits and claims that could have an adverse effect on our business, reputation, results of operations, financial condition and cash flows in any particular period. In addition, we may not be able to maintain our insurance at a reasonable cost or in sufficient amounts to protect us against any losses.
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
In July 2017, the Financial Conduct Authority in the United Kingdom (U.K.), the governing body responsible for regulating the London Interbank Offered Rate (LIBOR), announced that it no longer will compel or persuade financial institutions and panel banks to make LIBOR submissions after 2021. This decision is expected to result in the end of the use of LIBOR as a reference rate for commercial loans and other indebtedness. We have both LIBOR-denominated and Euro Interbank Offer Rate (EURIBOR)-denominated indebtedness or derivative instruments. The transition to alternatives to LIBOR could be modestly disruptive to the credit markets, and while we do not believe that the impact would be material to us, we do not yet have insight into what the impacts might be.

Acquisitions, divestitures and other strategic transactions - the execution of our acquisitions, divestitures and other strategic transactions may not provide the desired return on investment.
We have made and continue to pursue acquisitions and divestitures and may pursue joint ventures, strategic investments and other similar strategic transactions. Acquisitions, joint ventures and strategic investments could negatively impact our profitability and financial condition due to operating and integration inefficiencies, the incurrence of debt, contingent liabilities and amortization of expenses related to intangible assets. There are also a number of other risks involved in acquisitions, including the potential loss of key customers, difficulties in assimilating the acquired operations, the loss of key employees and the diversion of management’s time and attention away from other business matters, that may prevent us from realizing the anticipated return on our investment. Divestitures may involve significant challenges and risks, such as difficulty separating out portions of our business or the potential loss of revenue or negative impacts on margins. The divestitures may also result in ongoing financial or legal proceedings, such as retained liabilities, which could have an adverse impact on our results of operation, financial condition and cash flows. Further, during the pendency of a proposed transaction, we may be subject to risks related to a decline in the business, loss of employees, customer or suppliers, and the risk that the transaction may not close, any of which could adversely affect the business subject to the proposed transaction and cause us to incur costs that may not be offset by a corresponding benefit.
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
In June 2016, a majority of voters in the U.K. elected to withdraw from the European Union (E.U.) in a national referendum (BREXIT). The U.K. formally left the E.U. on January 31, 2020, and is in a transition period that ends on December 31, 2020. During the transition period, the U.K. essentially remains in the E.U.’s customs union and single market. Negotiations continue to determine the terms of BREXIT. The result of BREXIT have caused, and may continue to cause, volatility in global stock markets, currency exchange rate fluctuations and global economic uncertainty. Although it is unknown what the terms of the U.K.’s future relationship with the E.U. will be, it is possible that there will be higher tariffs or greater restrictions on imports and exports between the U.K. and the E.U. and increased regulatory complexities. The effects of BREXIT will depend on any agreements the U.K. makes to retain access to E.U. markets on a temporary or permanent basis. These measures could potentially disrupt our supply chain, access to human capital and some of our target markets and jurisdictions in which we operate, and adversely change tax benefits or liabilities in these or other jurisdictions. In addition, BREXIT could lead to legal uncertainty and potentially divergent national laws and regulations, including with respect to emissions and similar certifications granted to us by the E.U., as the U.K. determines which E.U. laws to replace or replicate.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Company’s corporate headquarters and research facilities are located in Bloomington, Minnesota. The Company also has administrative and engineering offices in the regions of Europe, Middle East, Africa, Asia Pacific and Latin America.
The Company’s manufacturing and distribution activities are located throughout the world, and the Company considers its properties to be suitable for their present purposes, well-maintained and in good operating condition.
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

Information About Our Executive Officers
The list below identifies those persons designated by our Board of Directors as executive officers of the Company as of August 31, 2020. All officers hold office until their successors are elected and qualify, or their earlier death, resignation or removal. There are no arrangements or understandings between individual officers and any other person pursuant to which the officer was selected as an executive officer.

Name	Age	Positions and Offices Held	First Year Appointed as an Executive Officer
Amy C. Becker	55	Vice President, General Counsel and Secretary	2014
Tod E. Carpenter	61	Chairman, President and Chief Executive Officer	2008
Sheila G. Kramer	61	Vice President, Human Resources	2015
Richard B. Lewis	49	Senior Vice President, Global Operations	2017
Scott J. Robinson	53	Senior Vice President and Chief Financial Officer	2015
Thomas R. Scalf	54	Senior Vice President, Engine Products	2014
Jeffrey E. Spethmann	55	Senior Vice President, Industrial Products	2016
Wim Vermeersch	54	Vice President, Europe, Middle East and Africa	2012
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock, par value $5.00 per share, is traded on the New York Stock Exchange under the symbol “DCI.” As of September 11, 2020, there were 1,329 registered shareholders of common stock.
To determine the appropriate level of dividend payouts, the Company considers recent and projected performance across key financial metrics, including earnings, cash flow from operations and total debt.
The following table summarizes information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the three months ended July 31, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1 - May 31, 2020	—	$—	—	10,719,455
June 1 - June 30, 2020	1,757	49.66	—	10,719,455
July 1 - July 31, 2020	—	—	—	10,719,455
Total	1,757	49.66	—	10,719,455
(1)In fiscal 2019, the Board of Directors authorized the repurchase of up to 13.0 million shares of the Company’s common stock. This repurchase authorization is effective until terminated by the Board of Directors. The Company has remaining authorization to repurchase 10.7 million shares under this plan. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the three months ended July 31, 2020. The “Total Number of Shares Purchased” column of the table above includes 1,757 shares of previously owned shares tendered by option holders in payment of the exercise price of options during the fiscal fourth quarter. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under stock-based awards to cover the withholding of taxes due as a result of exercising stock options or payment of stock-based awards.
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

	Year Ended July 31,
	2015	2016	2017	2018	2019	2020
Donaldson Company, Inc.	$100.00	$109.88	$146.87	$149.80	$159.43	$156.89
S&P 500	100.00	105.61	122.56	142.46	153.84	172.23
S&P Industrial Machinery	100.00	115.81	142.41	160.76	172.46	180.48

Item 6. Selected Financial Data
The following table summarizes selected financial data for each of the past five years ended July 31, 2020 (in millions, except per share data):

	Year Ended July 31,
	2020	2019	2018	2017	2016
Net sales	$2,581.8	$2,844.9	$2,734.2	$2,371.9	$2,220.3
Net earnings	257.0	267.2	180.3	232.8	190.8
Net earnings per share – basic	2.03	2.08	1.38	1.76	1.43
Net earnings per share – diluted	2.00	2.05	1.36	1.74	1.42
Total assets	2,244.6	2,142.6	1,976.6	1,979.7	1,787.0
Long-term debt and long-term lease obligations(1)	665.5	584.4	499.6	537.3	350.2
Dividends declared per share	0.840	0.800	0.740	0.705	0.690
Dividends paid per share	0.840	0.780	0.730	0.700	0.685
(1)    As described in Note 1 to our Consolidated Financial Statements, on August 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) under the modified retrospective approach, and thus financial statements prior to fiscal 2020 were not restated for the adoption of this standard.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) provides a comparison of the Company’s results of operations, as well as liquidity and capital resources for the years ended July 31, 2020 and 2019. A discussion of changes in the Company’s results of operations and liquidity and capital resources for the year ended July 31, 2019 from July 31, 2018 can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended July 31, 2019 (the “2019 Annual Report”), which was filed with the SEC on September 27, 2019.
The MD&A should be read in conjunction with the Company’s Consolidated Financial Statements and Notes included in Item 8 of this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed elsewhere in this Annual Report, particularly Item 1A, “Risk Factors” and in the Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995, below.
Throughout this MD&A, the Company refers to measures used by management to evaluate performance, including a number of financial measures that are not defined under generally accepted accounting principles in the United States of America (GAAP). Excluding foreign currency translation from net sales and net earnings (i.e. constant currency) and excluding the impact of one-time transactions are not measures of financial performance under GAAP; however, the Company believes they are useful in understanding its financial results and provide comparable measures for understanding the operating results of the Company between different fiscal periods. Reconciliations within this MD&A provide more details on the use and derivation of these measures.
Overview
The Company is a worldwide manufacturer of filtration systems and replacement parts. The Company’s core strengths include leading filtration technology, strong customer relationships and its global presence. Products are manufactured around the world. Products are sold to original equipment manufacturers (OEMs), distributors, dealers and directly to end users.
The Company has two operating segments: Engine Products and Industrial Products. Products in the Engine Products segment consist of replacement filters for both air and liquid filtration applications, air filtration systems, liquid filtration systems for fuel, lube and hydraulic applications, exhaust and emissions systems and sensors, indicators and monitoring systems. The Engine Products segment sells to OEMs in the construction, mining, agriculture, aerospace, defense and transportation end markets and to independent distributors, OEM dealer networks, private label accounts and large fleets. Products in the Industrial Products segment consist of dust, fume and mist collectors, compressed air purification systems, gas and liquid filtration for food, beverage and industrial processes, air filtration systems for gas turbines, polytetrafluoroethylene (PTFE) membrane-based products and specialized air and gas filtration systems for applications including hard disk drives and semi-conductor manufacturing and sensors, indicators and monitoring systems. The Industrial Products segment sells to various dealers, distributors, OEMs and end users.

The outbreak of the coronavirus (COVID-19), which was declared a pandemic by the World Health Organization (WHO), is impacting worldwide economic activity. To navigate the pandemic, the Company is prioritizing the health and safety of its employees, fulfilling its customer commitments and implementing protocols to help lessen the spread of COVID-19.
With respect to business operations and the protection of its employees, the Company implemented a variety of countermeasures to promote the health and safety of its employees and their families during this pandemic, including business travel restrictions, remote work capabilities, social distancing practices, increased cleaning frequency and thoroughness, temperature screenings and quarantine protocols. The Company’s practices and policies are informed by recommendations from public health authorities, such as the Centers for Disease Control and Prevention, European Centre for Disease Prevention and Control and the WHO, which are being closely monitored by the Company’s crisis response team.
Many of the Company’s customer industries, including manufacturing, transportation, agriculture, defense and food and beverage, have been deemed “essential” or “critical” by governmental agencies. The Company, as well as some of its customers and suppliers, have experienced temporary closures in certain regions, reflecting its compliance with local mandates and support of its employees, but the Company has continued to operate during the pandemic and avoided meaningful operational disruption. The Company continually aligns its worldwide manufacturing resources as customer needs and market conditions change, and its region-to-support-region production footprint and supply chain strategy provide the Company with flexibility to adjust to local circumstances while mitigating the potential for global disruption.
While the Company has experienced a material impact from the COVID-19 pandemic, the ultimate duration and future magnitude of the impact on the Company’s financial performance remains unclear.
Consolidated Results of Operations
Net sales for the year ended July 31, 2020 were $2,581.8 million, compared with $2,844.9 million for the year ended July 31, 2019, a decrease of $263.1 million, or 9.2%, including a negative impact from foreign currency translation of $38.1 million. On a constant currency basis, net sales for the year ended July 31, 2020 decreased 7.9% from the prior year.
Net earnings for the year ended July 31, 2020 were $257.0 million, compared with $267.2 million for the year ended July 31, 2019, a decrease of $10.2 million, or 3.8%. Diluted earnings per share were $2.00 for the year ended July 31, 2020, compared with $2.05 for the year ended July 31, 2019, a decrease of 2.4%.
The following table summarizes consolidated results of operations for each of the years ended July 31, 2020 and 2019 (in millions, except per share data):

	Year Ended July 31,		Percent of Net Sales
	2020	2019	2020	2019
Net sales	$2,581.8	$2,844.9	100.0%	100.0%
Cost of sales	1,710.2	1,896.6	66.2	66.7
Gross profit	871.6	948.3	33.8	33.3
Selling, general and administrative	470.3	497.8	18.2	17.5
Research and development	61.2	62.3	2.4	2.2
Operating income	340.1	388.2	13.2	13.6
Interest expense	17.4	19.9	0.7	0.7
Other income, net	(12.5)	(6.9)	(0.5)	(0.2)
Earnings before income taxes	335.2	375.2	13.0	13.2
Income taxes	78.2	108.0	3.0	3.8
Net earnings	$257.0	$267.2	10.0%	9.4%

Net earnings per share – diluted	$2.00	$2.05

Net Sales
Net sales by operating segment are as follows (in millions):

	Year Ended July 31,		Percent of Net Sales
	2020	2019	2020	2019
Engine Products	$1,727.5	$1,926.0	66.9%	67.7%
Industrial Products	854.3	918.9	33.1	32.3
Net sales	$2,581.8	$2,844.9	100.0%	100.0%
Net Sales by Origination
Net sales by origination for the years ended July 31, 2020 and 2019 are as follows (in millions):

	Year Ended July 31,		Percent of Net Sales
	2020	2019	2020	2019
United States	$1,059.9	$1,192.6	41.1%	41.9%
Europe, Middle East and Africa	760.2	826.8	29.4	29.1
Asia Pacific	553.2	597.9	21.4	21.0
Latin America	208.5	227.6	8.1	8.0
Net sales	$2,581.8	$2,844.9	100.0%	100.0%
Net sales by origination is generally based on the country of the Company’s legal entity where the customer’s order was placed.
Impact of Foreign Currency Translation on Net Sales
The Company’s net sales are impacted by fluctuations in foreign currency exchange rates. The following table reflects the impact of these fluctuations on net sales for the years ended July 31, 2020 and 2019 (in millions):

	Year Ended July 31,
	2020	2019
Prior fiscal year net sales	$2,844.9	$2,734.2
Change in net sales excluding translation	(225.0)	184.7
Impact of foreign currency translation (1)	(38.1)	(74.0)
Current fiscal year net sales	$2,581.8	$2,844.9
(1)The impact of foreign currency translation is calculated by translating current fiscal year foreign currency revenue into U.S. dollars using the average foreign currency exchange rates for the prior fiscal year.
The fiscal 2020 net sales decreased $263.1 million, or 9.2% from fiscal 2019, reflecting sales declines in the Engine Products segment of $198.5 million, or 10.3%, and the Industrial Products segment of $64.6 million, or 7.0%. Foreign currency translation decreased total sales by $38.1 million compared to the prior fiscal year, reflecting decreases in the Engine and Industrial Products segments of $29.4 million and $8.7 million, respectively. In fiscal 2020, the Company’s net sales declined as slowing economic activity contributed to lower levels of heavy-duty equipment production and industrial activity in certain end markets. The slowdown was magnified by the negative economic impacts of the COVID-19 pandemic. Net sales were the weakest in businesses related to new equipment, while sales of replacement parts experienced a less significant decline as activity in certain markets continued during the pandemic.
Gross Margin
Cost of sales for the year ended July 31, 2020 was $1,710.2 million, compared with $1,896.6 million for the year ended July 31, 2019, a decrease of $186.4 million, or 9.8%. Gross margin for the year ended July 31, 2020 was 33.8% compared to 33.3% for the year ended July 31, 2019, an increase of 0.5%. The gross margin increase was driven by benefits from the Company’s favorable mix of sales and lower raw materials costs combined with optimization initiatives. This increase was partially offset by a loss of leverage on lower sales, due in part to higher depreciation expense related to the Company’s recently completed capacity expansion projects.

Operating Expenses
Operating expenses for the year ended July 31, 2020 were $531.5 million, or 20.6% of net sales, compared with $560.1 million, or 19.7% of net sales, for the year ended July 31, 2019, a decrease of $28.6 million, or 5.1%. The decrease was primarily driven by expense reductions related to the COVID-19 pandemic and lower incentive compensation. As a rate of sales, operating expenses increased, reflecting a loss of leverage on lower sales.
Non-Operating Items
Interest expense for the year ended July 31, 2020 was $17.4 million, compared with $19.9 million, for the year ended July 31, 2019, a decrease of $2.5 million, or 12.6%. The decrease in interest expense was primarily due to lower interest rates compared with the prior year. Other income, net for the year ended July 31, 2020 was $12.5 million, compared with $6.9 million, for the year ended July 31, 2019, an increase of $5.6 million, or 81.4%. The increase was primarily due to improved joint venture performance.
Income Taxes
The effective tax rate was 23.3% and 28.8% for the years ended July 31, 2020 and 2019, respectively. The effective tax rate for the year ended July 31, 2019 included a net discrete tax expense of $18.7 million related to one-time adjustments for the enactment of the U.S. Tax Cuts and Jobs Act (TCJA). Excluding this expense, the effective tax rate for the year ended July 31, 2019 was 23.7%.
The decrease in the adjusted effective tax rate was primarily due to a favorable shift in the mix of earnings between tax jurisdictions and tax benefits related to the release during the current fiscal year of certain treasury regulations governing foreign income and foreign tax credits. These decreases were partially offset by a nonrecurring discrete tax benefit recorded in the prior fiscal year related to the favorable settlement of tax audits, and a decrease in excess tax benefits on stock-based compensation.
The effective tax rate is reconciled to the adjusted effective tax rate as follows:

	July 31,
	2020	2019
Effective tax rate	23.3%	28.8%
Impact of TCJA (1)	—%	(5.1)%
Adjusted effective tax rate	23.3%	23.7%
(1)TCJA-related matters resulted in charges of $18.7 million for the year ended July 31, 2019.
Net Earnings
Net Earnings for the year ended July 31, 2020 was $257.0 million, compared with $267.2 million for the year ended July 31, 2019, a decrease of $10.2 million, or 3.8%. Net earnings for the year ended July 31, 2019 included a net discrete tax expense of $18.7 million related to one-time adjustments for the enactment of the TCJA. Refer to Note 12 in the Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of TCJA. Diluted earnings per share were $2.00 for the year ended July 31, 2020, compared with $2.05 for the year ended July 31, 2019.
The Company’s net earnings are impacted by fluctuations in foreign currency exchange rates. The following table reflects the impact of these fluctuations on net earnings for the years ended July 31, 2020 and 2019 (in millions):

	Year Ended July 31,
	2020	2019
Prior fiscal year net earnings	$267.2	$180.3
Change in net earnings excluding translation	(7.2)	94.9
Impact of foreign currency translation (1)	(3.0)	(8.0)
Current fiscal year net earnings	$257.0	$267.2
(1)The impact of foreign currency translation is calculated by translating current fiscal year foreign currency net earnings into U.S. dollars using the average foreign currency exchange rates for the prior fiscal year.

Segment Results of Operation
Net sales and earnings before income taxes by operating segment for the years ended July 31, 2020 and 2019 are summarized as follows (in millions):

	Year Ended July 31,
	2020	2019	$ Change	% Change
Net sales
Engine Products segment	$1,727.5	$1,926.0	$(198.5)	(10.3)%
Industrial Products segment	854.3	918.9	(64.6)	(7.0)
Total	$2,581.8	$2,844.9	$(263.1)	(9.2)%

Earnings before income taxes
Engine Products segment	$229.3	$254.6	$(25.3)	(9.9)%
Industrial Products segment	124.9	140.1	(15.2)	(10.8)
Corporate and Unallocated (1)	(19.0)	(19.5)	0.5	(2.6)
Total	$335.2	$375.2	$(40.0)	(10.7)%
(1)Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, such as interest expense.
Engine Products Segment
The following is a summary of net sales by product group within the Company’s Engine Products segment for the years ended July 31, 2020 and 2019 (in millions):

	Year Ended July 31,
	2020	2019	$ Change	% Change
Engine Products segment
Off-Road	$256.5	$315.1	$(58.6)	(18.6)%
On-Road	124.4	179.8	(55.4)	(30.8)
Aftermarket	1,228.9	1,315.3	(86.4)	(6.6)
Aerospace and Defense	117.7	115.8	1.9	1.6
Engine Products segment net sales	$1,727.5	$1,926.0	$(198.5)	(10.3)%

Engine Products segment earnings before income taxes	$229.3	$254.6	$(25.3)	(9.9)%
Net sales for the Engine Products segment for the year ended July 31, 2020 were $1,727.5 million, compared with $1,926.0 million for the year ended July 31, 2019, a decrease of $198.5 million, or 10.3%. Excluding the $29.4 million decrease from foreign currency translation, fiscal 2020 sales decreased 8.8%.
Worldwide sales of Off-Road were $256.5 million, a decrease of 18.6% from fiscal 2019. In constant currency, sales decreased $54.7 million, or 17.3%. Off-Road sales weakened in every major region due to lower levels of equipment production as certain markets moved through their respective economic cycles. Additionally, many of the Company’s customers significantly reduced or temporarily halted production in certain of their facilities in response to the COVID-19 pandemic, compounding the impact from already weak end-market conditions. The Off-Road decrease was partially offset by growth associated with program wins in emerging markets.
Worldwide sales of On-Road were $124.4 million, a decrease of 30.8% from fiscal 2019. In constant currency, sales decreased $54.9 million, or 30.5%. On-Road sales weakened in every major region due to lower levels of equipment production as certain markets moved through their respective economic cycles, primarily due to heavy-duty truck production in the U.S. market. Additionally, many of the Company’s customers significantly reduced or temporarily halted production in certain of their facilities in response to the COVID-19 pandemic, compounding the impact from already weak end-market conditions.
Worldwide sales of Aftermarket were $1,228.9 million, a decrease of 6.6% from fiscal 2019. In constant currency, sales decreased $62.4 million, or 4.7%. Aftermarket sales in both the distribution and OEM channels decreased due to reduced end user demand associated with lower levels of equipment utilization in certain markets, which was compounded by the COVID-19 pandemic. The independent channel had the most significant decline, driven in part by the oil and gas slowdown in the U.S. and economic pressure across Latin America, partially offset by fiscal year-over-year growth in Europe and China related to market share gains. Sales through the OEM channel reflected similar market-related pressures that were partially offset by growing sales of the Company’s innovative products.

Worldwide sales of Aerospace and Defense were $117.7 million, an increase of 1.6% from fiscal 2019. In constant currency, sales increased $2.9 million, or 2.5%. Aerospace and Defense sales performance reflected fiscal year-over-year increases in products for military rotorcraft and ground defense vehicles.
Earnings before income taxes for the Engine Products segment for the year ended July 31, 2020 were $229.3 million, or 13.3% of Engine Products’ sales, an increase from 13.2% of sales for the year ended July 31, 2019. The increase was driven by benefits from the Company’s favorable mix of sales and lower raw materials costs combined with optimization initiatives. This increase was partially offset by a loss of leverage on lower sales and the impact from higher depreciation expense related to the Company’s capacity expansion projects.
Industrial Products Segment
The following is a summary of net sales by product group within the Company’s Industrial Products segment for the years ended July 31, 2020 and 2019 (in millions):

	Year Ended July 31,
	2020	2019	$ Change	% Change
Industrial Products segment:
Industrial Filtration Solutions	$581.2	$641.8	$(60.6)	(9.4)%
Gas Turbine Systems	101.6	106.3	(4.7)	(4.5)
Special Applications	171.5	170.8	0.7	0.4
Industrial Products segment net sales	$854.3	$918.9	$(64.6)	(7.0)%

Industrial Products segment earnings before income taxes	$124.9	$140.1	$(15.2)	(10.8)%
Net sales for the Industrial Products segment for the year ended July 31, 2020 were $854.3 million, compared with $918.9 million for the year ended July 31, 2019, a decrease of $64.6 million, or 7.0%. Excluding the $8.7 million decrease from foreign currency translation, fiscal 2020 sales decreased 6.1%.
Worldwide sales of Industrial Filtration Solutions (IFS) were $581.2 million, a decrease of 9.4% from fiscal 2019. In constant currency, sales decreased $52.2 million, or 8.1%. IFS sales decreased due to lower sales of new equipment and replacement parts for dust collectors, due in part to the economic slowdown created by the COVID-19 pandemic as many of the Company’s customers significantly reduced or temporarily halted production in certain of their facilities in response to the COVID-19 pandemic. This decrease was partially offset by sales of Process Filtration, which grew due to strong sales of replacement parts for the Food and Beverage industry.
Worldwide sales of Gas Turbine Systems were $101.6 million, a decrease of 4.5% from fiscal 2019. In constant currency, sales decreased $4.0 million, or 3.8%. The decrease in Gas Turbine Systems sales was driven by a decline in sales of products for new large turbines, reflecting the Company’s continued execution of its strategic shift toward more profitable opportunities.
Worldwide sales of Special Applications were $171.5 million, an increase of 0.4% from fiscal 2019. In constant currency, sales increased $0.3 million, or 0.2%. The increase in Special Applications sales was driven by higher sales of Disk Drive filters and Semicon / Imaging products, partially offset by lower sales of Membrane products.
Earnings before income taxes for the Industrial Products segment for the year ended July 31, 2020 were $124.9 million, or 14.6% of Industrial Products’ sales, a decrease from 15.2% of sales for the year ended July 31, 2019. The decrease was driven by a loss of leverage on lower sales, due in part to continued investments in the Company’s strategic growth businesses, combined with the impact from higher depreciation expense related to the Company’s capacity expansion projects. The decrease was partially offset by lower incentive compensation expense and the Company’s optimization initiatives combined with a favorable mix of sales and lower raw materials costs.
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

Secondary sources of liquidity are existing cash and available credit facilities. At July 31, 2020, cash and cash equivalents were $236.6 million. A significant portion of the Company’s cash and cash equivalents are held by subsidiaries throughout the world as over half of the Company’s earnings occur outside the U.S. Additionally, the Company has capacity of $625.1 million available for further borrowing under existing credit facilities as of July 31, 2020.
Short-term borrowing capacity at July 31, 2020 includes the following (in millions):

	U.S. Credit Facilities	European Commercial Paper Program	European Operations Credit Facilities	Rest of the World Credit Facilities	Total
Available short-term credit facilities	$190.0	$118.4	$55.4	$54.6	$418.4

Reductions to borrowing capacity:
Outstanding borrowings	—	—	—	3.8	3.8
Other non-borrowing reductions	—	—	20.9	21.1	42.0
Total reductions	—	—	20.9	24.9	45.8
Remaining short-term borrowing capacity	$190.0	$118.4	$34.5	$29.7	$372.6
Other non-borrowing reductions include financial instruments such as bank guarantees and foreign exchange instruments. The weighted average interest rate at July 31, 2020 for outstanding borrowings for the rest of the world credit facilities was 1.48%.
As of July 31, 2020, the Company’s $500.0 million revolving credit facility is with a group of lenders, in which it can borrow in multiple currencies, and matures on July 21, 2022. It is reported as long-term debt on the Company’s Consolidated Balance Sheet. Key items are as follows (in millions):

Revolving credit facility	$500.0

Reductions to borrowing capacity:
Outstanding borrowings	240.0
Contingent liability for standby letters of credit	7.5
Total reductions	247.5
Remaining borrowing capacity	$252.5

Weighted average interest rate at fiscal year end	1.29%
The revolving credit facility includes an accordion feature in which the Company can request to increase the revolving credit facility by up to $250.0 million, subject to terms of agreement including written notification and lender acceptance. The remaining borrowing capacity reflects the issued standby letters of credit, as discussed in Note 16 to the Consolidated Financial Statements included in Item 8 of this Annual Report, as issued standby letters of credit reduce the amounts available for borrowing.
Certain debt agreements contain financial covenants related to interest coverage and leverage ratios, as well as other non-financial covenants. As of July 31, 2020, the Company was in compliance with all such covenants.
The Company believes that the liquidity available from the combination of the expected cash generated by operating activities, existing cash and available credit under existing credit facilities will be sufficient to meet its cash requirements for the next twelve months, including working capital needs, debt service obligations, capital expenditures, payment of anticipated dividends, share repurchase activity and potential acquisitions. For further discussion on short-term borrowings and long-term debt, refer to Notes 7 and 8 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.

Cash Flow Summary
Cash flows for the years ended July 31, 2020, 2019 and 2018 are summarized as follows (in millions):

	July 31,
	2020	2019	2018
Net cash provided by (used in):
Operating activities	$387.0	$345.8	$262.9
Investing activities	(128.9)	(246.4)	(95.4)
Financing activities	(199.5)	(123.3)	(268.8)
Effect of exchange rate changes on cash	0.2	(3.0)	(2.4)
Increase (decrease) in cash and cash equivalents	$58.8	$(26.9)	$(103.7)
Operating Activities
Cash provided by operating activities for the year ended July 31, 2020 was $387.0 million, compared with $345.8 million for the year ended July 31, 2019, an increase of $41.2 million. The increase in cash provided by operating activities was primarily driven by fiscal year-over-year improvements in net operating assets and liabilities. These changes are due to the Company’s efforts to manage working capital as sales levels decreased. The increase also reflects a reduction in accounts receivable, resulting from lower revenues related to the COVID-19 pandemic.
Investing Activities
Cash used in investing activities for the year ended July 31, 2020 was $128.9 million, compared with $246.4 million for the year ended July 31, 2019, a decrease of $117.5 million. Fiscal 2019 included $96.0 million of net cash used for the BOFA International LTD (BOFA) acquisition. In addition, fiscal 2020 had a decrease in net capital expenditures of $26.3 million. In fiscal 2020, capital expenditures included expanding production capacity as well as construction of a new facility designed for research and development.
Financing Activities
Cash used in financing activities generally relate to the use of cash for payment of dividends and repurchases of the Company’s common stock, net borrowing activity and proceeds from the exercise of stock options. To determine the level of dividend and share repurchases, the Company considers recent and projected performance across key financial metrics, including earnings, cash flow from operations, and total debt. Dividends paid for the years ended July 31, 2020 and 2019 were $106.4 million and $99.7 million, respectively. Share repurchases for the years ended July 31, 2020 and 2019 were $94.3 million and $129.2 million, respectively.
Cash used in financing activities for the year ended July 31, 2020 was $199.5 million, compared with $123.3 million for the year ended July 31, 2019, an increase of $76.2 million. In fiscal 2020, proceeds from long-term debt were used to fund the Company’s needs driven by expenditures on property, plant and equipment, dividends and share repurchases. In fiscal 2019, proceeds from long-term debt and short-term borrowings were used primarily to fund the BOFA acquisition and to fund the Company’s needs driven by expenditures on property, plant and equipment, dividends and share repurchases.
Financial Condition
The Company’s total capitalization components and debt-to-capitalization ratio at July 31, 2020 and 2019 was as follows (in millions):

	July 31,
	2020	%	2019	%
Short-term borrowings	$3.8	0.2%	$2.1	0.1%
Current maturities of long-term debt	5.7	0.4	50.2	3.3
Long-term debt	617.4	38.1	584.4	38.2
Total debt	626.9	38.7	636.7	41.6

Shareholders’ equity	992.9	61.3	892.7	58.4
Total capitalization	$1,619.8	100.0%	$1,529.4	100.0%
As of July 31, 2020, total debt, including short-term borrowings and long-term debt, represented 38.7% of total capitalization, defined as total debt plus total shareholders’ equity, compared with 41.6% at July 31, 2019.

Long-term debt outstanding at July 31, 2020 was $617.4 million compared with $584.4 million at July 31, 2019, an increase of $33.0 million. The increase reflects higher long-term debt primarily to refinance repayment of the current portion of long-term debt.
Accounts receivable, net at July 31, 2020 was $455.3 million, compared with $529.5 million at July 31, 2019, a decrease of $74.2 million, primarily due to lower revenue resulting from the COVID-19 pandemic. Days sales outstanding were 63 days as of July 31, 2020, down from 65 days as of July 31, 2019. Days sales outstanding is calculated using the count back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
Inventories, net at July 31, 2020 was $322.7 million, compared with $332.8 million at July 31, 2019, a decrease of $10.1 million. Inventory turns were 4.9 times and 5.6 times per year as of July 31, 2020 and 2019, respectively. Inventory turns are calculated by taking the annualized cost of sales based on the trailing three month period divided by the average of the beginning and ending net inventory values of the three month period.
Accounts payable at July 31, 2020 was $187.7 million, compared with $237.5 million at July 31, 2019, a decrease of $49.8 million, primarily due to lower levels of purchasing associated with lower levels of sales.
Off-Balance Sheet Arrangements
Joint Venture Guarantee The Company guarantees 50% of certain debt and banking services, including credit and debit cards, merchant processing and treasury management services, of its joint venture with Caterpillar Inc., Advanced Filtration Systems Inc. (AFSI). As of July 31, 2020, the joint venture had $40.0 million of outstanding debt, of which the Company guarantees half. The Company does not believe this guarantee will have a current or future effect on its financial condition, results of operations, liquidity or capital resources.
Contractual Obligations
The following table summarizes the Company’s contractual obligations as of July 31, 2020, for the fiscal years indicated (in millions):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$623.1	$5.7	$238.7	$253.9	$124.8
Interest on long-term debt obligations	62.3	9.5	18.8	14.1	19.9
Operating lease obligations(1)	80.0	26.8	28.1	11.7	13.4
Purchase obligations (2)	156.8	145.5	9.7	1.6	—
Pension and deferred compensation (3)	55.3	8.1	7.9	7.6	31.7
Total (4)	$977.5	$195.6	$303.2	$288.9	$189.8

(1)As described in Note 1 to our Consolidated Financial Statements, on August 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) under the modified retrospective approach, and thus Consolidated Financial Statements prior to fiscal 2020 were not restated for the adoption of this standard.
(2)Purchase obligations consist primarily of inventory, tooling and capital expenditures. The Company’s purchase orders for inventory are based on expected customer demand and, as a result, quantities and dollar volumes are subject to change.
(3)Pension and deferred compensation consist of long-term pension liabilities and salary and bonus deferrals elected by certain executives under the Company’s deferred compensation plan. Deferred compensation balances earn interest based on a treasury bond rate as defined by the plan (10-year treasury bond STRIP rate plus 2% for deferrals prior to January 1, 2011 and 10 year treasury bond rates for deferrals after December 31, 2010), are approved by the Human Resources Committee of the Board of Directors and are payable at the election of the participants.
(4)In addition to the above contractual obligations, the Company may be obligated for additional cash outflows of $19.2 million for potential tax obligations, including accrued interest and penalties. The payment and timing of any such payments is affected by the ultimate resolution of the tax years, current or future, that are under audit or dispute or remain subject to examination by the relevant taxing authorities. Therefore, quantification of an estimated range and timing of future payments cannot be made at this time. Additionally, the transition tax on deemed repatriated earnings of non-U.S. subsidiaries resulting from the TCJA is not included in contractual obligations. See Note 12 to the Consolidated Financial Statements included in Item 8 of this Annual Report for further information.

Critical Accounting Policies
The Company’s Consolidated Financial Statements are prepared in conformity with GAAP. The preparation of these Consolidated Financial Statements requires the use of estimates and judgments that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the periods presented. Management bases estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about recorded amounts. The Company believes its use of estimates and underlying accounting assumptions adheres to GAAP and are reasonable and consistently applied. The Company’s Critical Accounting Policies are those which require more significant estimates and judgments used in the preparation of its Consolidated Financial Statements and are the most important to aid in fully understanding its financial results. The Company’s Critical Accounting Policies are the following:
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
For product refunds and returns, estimates are based primarily on the estimated number of products sold, the trend in the historical ratio of returns to sales, and the historical length of time between the sale and resulting return. Actual refunds and returns could be higher or lower than amounts estimated due to such factors as performance of new products, or significant manufacturing or design defects not discovered until after the product is delivered to customers.
For sales promotion and incentive costs, estimates are based on the terms of the arrangements with customers, historical payment experience, field inventory levels, volume in quantity or mix of purchases of product during a specified time period and expectations for changes in relevant trends in the future. Actual results may differ from estimates if competitive factors create the need to enhance or reduce sales promotion and incentive accruals or if customer usage and field inventory levels vary from historical trends. Adjustments to sales promotions and incentive accruals are made from time to time as actual usage becomes known in order to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date.
Goodwill Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. The Company performed its annual impairment assessment during the third quarter of fiscal 2020 and determined that there were no indicators of impairment for any of the reporting units evaluated. The goodwill impairment assessment is conducted at a reporting unit level, which is one level below the operating segment level, and utilizes either a qualitative or quantitative assessment.
The optional qualitative assessment evaluates general economic, industry and entity-specific factors that could impact the reporting units’ fair values. For reporting units evaluated using a qualitative assessment, if it is determined that the fair value more likely than not exceeds the carrying value, no further assessment is necessary. The Company has elected this option for certain reporting units. For reporting units evaluated using a quantitative assessment, the fair values are determined using an income approach, a market approach or a weighting of the two. The income approach determines fair value based on discounted cash flow models derived from the reporting units’ long-term forecasts. The market approach determines fair value based on earnings multiples derived from prices investors paid for the stocks of comparable, publicly traded companies. An impairment loss would be recognized when the carrying amount of a reporting unit’s net assets exceeds the estimated fair value of the reporting unit. Estimates and assumptions are utilized in the valuations, including discounted projected cash flows, earnings before interest, taxes, depreciation and amortization (EBITDA) margins, terminal value growth rates, revenue growth rates, discount rates and the determination of comparable, publicly traded companies. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment.
Income taxes Management is required to estimate income taxes in each of the jurisdictions in which the Company operates. This process involves estimating current tax exposure and assessing future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. These deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are anticipated to reverse based on future taxable income projections and the impact of tax planning strategies. The Company intends to indefinitely reinvest undistributed earnings for certain of its non-U.S. subsidiaries and thus has not provided for income taxes on these earnings.

Additionally, benefits of tax return positions are recognized in the Consolidated Financial Statements when the position is more-likely-than-not to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that in the Company’s judgment is greater than 50% likely to be realized. The Company maintains a reserve for uncertain tax benefits that are currently unresolved and routinely monitors the potential impact of such situations. The liability for unrecognized tax benefits, accrued interest and penalties was $19.2 million and $17.1 million as of July 31, 2020 and 2019, respectively.
The Company believes it is remote that any adjustment necessary to the reserve for income taxes for the next 12 month period will be material. However, it is possible the ultimate resolution of audits or disputes may result in a material change to our reserve for income taxes, although the quantification of such potential adjustments cannot be made at this time.
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
To develop the assumption for the expected long-term rate of return on assets for its U.S. pension plans, the Company considered historical returns and future expected returns for each asset class, as well as the target asset allocation of the pension portfolio. The expected return on plan assets assumption for the plans outside the U.S. reflects the investment allocation and expected total portfolio returns specific to each plan and country. The Company utilized a 6.08% asset-based weighted average expected return on plan assets for its U.S. plans as of the measurement dates July 31, 2020 and 2019. The Company utilized a 3.78% and 3.76% asset-based weighted average expected return on plan assets for its non-U.S. plans for the years ended July 31, 2020 and 2019, respectively. The expected returns on plan assets are used to develop the following fiscal years’ expense for the plans.
The Company’s objective in selecting a discount rate for its pension plans is to select the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date, taking into account the nature and duration of the benefit obligations of the plan. In making this best estimate, the Company looks at the rates of return on high-quality, fixed-income investments currently available, and expected to be available, during the period to maturity of the benefits. This process includes assessing the universe of bonds available on the measurement date with a quality rating of Aa or better. Similar appropriate benchmarks are used to determine the discount rate for the non-U.S. plans. The Company utilized a 2.37% and 3.54% weighted average discount rate for its U.S. plans for the years ended July 31, 2020 and 2019, respectively. The Company utilized a 1.48% and 1.79% weighted average discount rate for its non-U.S. plans for the years ended July 31, 2020 and 2019, respectively.
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
If the Company were to use alternative assumptions for its pension plans at July 31, 2020, a 1% change would result in the following impact on 2020 pension costs (in millions):

U.S. Pension Plans	+1%	(1)%
Rate of return	$(3.3)	$3.3
Discount rate	(38.7)	47.1

Non-U.S. Pension Plans	+1%	(1)%
Rate of return	$(1.6)	$1.6
Discount rate	(30.3)	36.0
The Company’s net periodic benefit cost recognized in the Consolidated Statements of Earnings was $7.2 million, $3.8 million and $5.1 million for the years ended July 31, 2020, 2019 and 2018, respectively. While changes to the Company’s pension plan assumptions would not be expected to impact its net periodic benefit cost by a material amount, such changes could significantly impact the Company’s projected benefit obligation.

Business Combinations The Company allocates the purchase price of acquired businesses to the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition. The fair values of the long-lived assets acquired, primarily intangible assets, are determined using calculations which can be complex and require significant judgment. Estimates include many factors such as the nature of the acquired company’s business, its historical financial position and results, customer retention rates, discount rates and future performance. Independent valuation specialists are used to assist in determining certain fair value calculations.
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
While the Company uses its best estimates and assumptions, fair value estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Any adjustments required after the measurement period are recorded in the consolidated statement of earnings. The judgments required in determining the estimated fair values and expected useful lives assigned to each class of assets and liabilities acquired can significantly affect net income.
New Accounting Standards Not Yet Adopted
For new accounting standards not yet adopted, refer to Note 1 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
The Company, through its management, may make forward-looking statements reflecting the Company’s current views with respect to future events and expectations, such as forecasts, plans, trends and projections relating to the Company’s business and financial performance. These forward-looking statements, which may be included in reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Part I, Item 1A, “Risk Factors” of this Annual Report, which could cause actual results to differ materially from historical results or those anticipated. The words or phrases “will likely result,” “are expected to,” “will continue,” “will allow,” “estimate,” “project,” “believe,” “expect,” “anticipate,” “forecast,” “plan” and similar expressions are intended to identify forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995 (PSLRA). In particular, the Company desires to take advantage of the protections of the PSLRA in connection with the forward-looking statements made in this Annual Report. All statements other than statements of historical fact are forward-looking statements. These statements do not guarantee future performance.

These forward-looking statements, speak only as of the date such statements are made and are subject to risks and uncertainties. In addition, the factors listed in Part I, Item 1A, “Risk Factors” of this Annual Report, as well as other factors, could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed. These factors include, but are not limited to, pandemics and unexpected events, including the Coronavirus (COVID-19) pandemic; economic and industrial conditions worldwide; the Company’s ability to maintain competitive advantages; threats from disruptive innovation; highly competitive markets with pricing pressure; the Company’s ability to protect and enforce its intellectual property; the difficulties in operating globally; customer concentration in certain cyclical industries; significant demand fluctuations; unavailable raw materials or material cost inflation; inability of operations to meet customer demand; difficulties with information technology systems and security; foreign currency fluctuations; governmental laws and regulations; litigation; changes in tax laws and tax rates, regulations and results of examinations; the Company’s ability to attract and retain qualified personnel; changes in capital and credit markets; execution of the Company’s acquisition, divestiture and other strategic transactions strategy; the possibility of intangible asset impairment; the Company’s ability to manage productivity improvements; unexpected events and business disruptions; the Company’s ability to maintain an effective system of internal control over financial reporting; the United Kingdom’s decision to end its membership in the European Union (BREXIT) and other factors included in Part I, Item 1A, “Risk Factors” of this Annual Report. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.
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
During fiscal 2020, the U.S. dollar was generally stronger than in fiscal 2019 compared with many of the currencies of the foreign countries in which the Company operates. The overall stronger dollar had a negative impact on the Company’s international net sales results because the foreign denominated revenues translated into less U.S. dollars. Foreign currency translation had a negative impact to net sales and net earnings in many regions around the world. The estimated impact of foreign currency translation for the year ended July 31, 2020, resulted in an overall decrease in reported net sales of $38.1 million and a decrease in reported net earnings of approximately $3.0 million.
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
Based on the net investment hedge outstanding as of July 31, 2020, a 10% appreciation of the U.S. dollar compared to the Euro, would result in a net gain of $6.2 million in the fair value of these contracts.
Interest rates The Company’s exposure to market risk for changes in interest rates relates primarily to debt obligations that are at variable rates, as well as the potential increase in fair value of long-term debt resulting from a potential decrease in interest rates. As of July 31, 2020, the Company’s financial liabilities with exposure to changes in interest rates consisted mainly of $240.0 million outstanding on the Company’s revolving credit facility, €80.0 million, or $94.7 million of a variable rate term loan, and ¥1.6 billion, or $15.3 million, of variable rate senior notes. Assuming a hypothetical increase of 0.5% in short-term interest rates, with all other variables remaining constant, interest expense would have increased approximately $1.9 million and interest income would have increased approximately $1.2 million in fiscal 2020. Interest rate changes would also affect the fair market value of fixed-rate debt. As of July 31, 2020, the estimated fair value of long-term debt with fixed interest rates was $297.3 million compared to its carrying value of $275.0 million. The fair value is estimated by discounting the projected cash flows using the rate at which similar amounts of debt could currently be borrowed.

In addition, the Company is exposed to market risk for changes in interest rates for the impact to its qualified defined benefit pension plans. The plans’ projected benefit obligation is inversely related to changes in interest rates. Consistent with published bond indices, in fiscal 2020 the Company decreased its discount rate from 3.54% to 2.37% on its U.S. plans and decreased its rates from 1.79% to 1.48% for its non-U.S. plans. To protect against declines in interest rates, the pension plans hold high-quality, long-duration bonds. The plans were underfunded by $35.0 million at July 31, 2020, since the projected benefit obligation exceeded the fair value of the plan assets.
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
Chinese notes Consistent with common business practice in China, the Company’s Chinese subsidiaries accept bankers’ acceptance notes from Chinese customers in settlement of certain customer billed accounts receivable. Bankers’ acceptance notes represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers’ acceptance note as of the maturity date. The maturity date of bankers’ acceptance notes varies, but it is the Company’s policy to only accept bankers’ acceptance notes with maturity dates no more than 270 days from the date of the Company’s receipt of such draft. As of July 31, 2020, the Company owned $12.1 million of these bankers’ acceptance notes, and includes them in Accounts Receivable on the Consolidated Balance Sheets.

Item 8. Financial Statements and Supplementary Data
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2020. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control - Integrated Framework - version 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of July 31, 2020 based on criteria in Internal Control-Integrated Framework issued by the COSO. The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of July 31, 2020, as stated in its report, which appears herein.

/s/ Tod E. Carpenter	/s/ Scott J. Robinson

Tod E. Carpenter	Scott J. Robinson
Chairman, President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
September 25, 2020	September 25, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Donaldson Company, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Donaldson Company, Inc. and its subsidiaries (the “Company”) as of July 31, 2020 and 2019, and the related consolidated statements of earnings, of comprehensive income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended July 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of July 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in fiscal 2020.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment – Reporting Unit within the Industrial Products Segment

As described in Note 5 to the consolidated financial statements, the Company’s consolidated goodwill balance and goodwill balance for the Industrial Products segment was $316.8 million and $232.0 million, respectively, as of July 31, 2020. As disclosed, management conducts a goodwill impairment test during the third quarter of each fiscal year. For reporting units evaluated using a quantitative assessment, the fair values are determined using an income approach, a market approach or a weighting of the two. The income approach determines fair value based on discounted cash flow models derived from the reporting units’ long-term forecasts. The market approach determines fair value based on earnings multiples derived from prices investors paid for the stocks of comparable, publicly traded companies. An impairment loss would be recognized when the carrying amount of a reporting unit’s net assets exceeds the estimated fair value of the reporting unit. Estimates and assumptions are utilized in the valuations, including discounted projected cash flows, terminal value growth rates, revenue growth rates, earnings before interest, taxes, depreciation and amortization (EBITDA) margins, discount rates, and the determination of comparable, publicly traded companies.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of one reporting unit within the Industrial Products segment is a critical audit matter are (i) the high degree of auditor judgment and subjectivity in applying procedures relating to the goodwill impairment assessment due to the significant judgment by management when developing the fair value measurement of the reporting unit and (ii) significant audit effort was necessary to perform procedures and evaluate audit evidence related to the revenue growth rates and EBITDA margins assumptions utilized in the income approach.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment for the reporting unit, including controls over the development of the revenue growth rates and EBITDA margins assumptions, utilized in the income approach. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate; (ii) evaluating the appropriateness of the valuation model used in management’s estimate; (iii) testing the completeness, accuracy, and relevance of underlying data used in the model; and (iv) evaluating the reasonableness of the revenue growth rates and EBITDA margins assumptions used by management. Evaluating management’s assumptions related to the revenue growth rates and EBITDA margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
September 25, 2020

We have served as the Company’s auditor since 2002.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)

	Year ended July 31,
	2020	2019	2018
Net sales	$2,581.8	$2,844.9	$2,734.2
Cost of sales	1,710.2	1,896.6	1,798.4
Gross profit	871.6	948.3	935.8
Selling, general and administrative	470.3	497.8	498.9
Research and development	61.2	62.3	59.9
Operating income	340.1	388.2	377.0
Interest expense	17.4	19.9	21.3
Other income, net	(12.5)	(6.9)	(7.9)
Earnings before income taxes	335.2	375.2	363.6
Income taxes	78.2	108.0	183.3
Net earnings	$257.0	$267.2	$180.3

Weighted average shares – basic	126.9	128.3	130.3
Weighted average shares – diluted	128.3	130.3	132.2
Net earnings per share – basic	$2.03	$2.08	$1.38
Net earnings per share – diluted	$2.00	$2.05	$1.36

See Notes to Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year ended July 31,
	2020	2019	2018
Net earnings	$257.0	$267.2	$180.3
Other comprehensive income (loss):
Foreign currency translation income (loss)	18.7	(26.6)	(7.3)
Pension liability adjustment, net of deferred taxes of $3.3, $5.0 and $(4.7), respectively	(11.0)	(16.1)	12.2

Derivatives:
Gain (loss) on hedging derivatives, net of deferred taxes of $0.0, $0.1 and $(1.1), respectively	0.6	(0.5)	2.3
Reclassification of losses on hedging derivatives to net income, net of taxes of $(0.4), $0.0 and $0.0, respectively	0.6	0.1	—
Total derivatives	1.2	(0.4)	2.3

Net other comprehensive income (loss)	8.9	(43.1)	7.2
Comprehensive income	$265.9	$224.1	$187.5

See Notes to Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	As of July 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$236.6	$177.8
Accounts receivable, less allowance of $6.2 and $4.8, respectively	455.3	529.5
Inventories, net	322.7	332.8
Prepaid expenses and other current assets	82.1	82.5
Total current assets	1,096.7	1,122.6
Property, plant and equipment, net	631.6	588.9
Right-of-use lease assets	73.7	—
Goodwill	316.8	303.1
Intangible assets, net	67.3	70.9
Deferred income taxes	16.8	14.2
Other long-term assets	41.7	42.9
Total assets	$2,244.6	$2,142.6

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$3.8	$2.1
Current maturities of long-term debt	5.7	50.2
Trade accounts payable	187.7	237.5
Accrued employee compensation and related taxes	71.2	87.8
Current lease liabilities	25.7	—
Accrued and other current liabilities	112.7	105.3
Total current liabilities	406.8	482.9
Long-term debt	617.4	584.4
Non-current income taxes payable	87.4	110.9
Deferred income taxes	16.7	13.2
Long-term lease liabilities	48.1	—
Other long-term liabilities	64.4	48.5
Total liabilities	1,240.8	1,239.9

Commitments and contingencies (Note 17)
Redeemable non-controlling interest	10.9	10.0

Shareholders’ equity:
Preferred stock, 1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, 5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued	758.2	758.2
Retained earnings	1,430.0	1,281.5
Non-controlling interest	5.8	5.4
Stock compensation plans	15.9	21.7
Accumulated other comprehensive loss	(184.0)	(192.9)
Treasury stock, 25,304,515 and 24,324,483 shares, respectively, at cost	(1,033.0)	(981.2)
Total shareholders’ equity	992.9	892.7
Total liabilities and shareholders’ equity	$2,244.6	$2,142.6
See Notes to Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year ended July 31,
	2020	2019	2018
Operating Activities
Net earnings	$257.0	$267.2	$180.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	87.6	81.1	76.7
Equity in earnings of affiliates, net of distributions	(2.7)	(1.2)	(2.7)
Deferred income taxes	2.7	10.2	7.0
Stock-based compensation plan expense	15.2	15.0	16.7
Other, net	23.9	(7.6)	(27.6)
Changes in operating assets and liabilities, excluding effect of acquired businesses:
Accounts receivable	77.1	1.4	(41.7)
Inventories	11.9	(5.5)	(43.8)
Prepaid expenses and other current assets	1.4	(9.7)	3.6
Income taxes payable	(13.1)	(2.0)	87.9
Trade accounts payable and other accrued expenses	(74.0)	(3.1)	6.5
Net cash provided by operating activities	387.0	345.8	262.9
Investing Activities
Purchases of property, plant and equipment	(124.4)	(150.7)	(97.5)
Proceeds from sale of property, plant and equipment	2.0	0.3	1.6
Acquisitions, net of cash acquired	(6.5)	(96.0)	0.5
Net cash used in investing activities	(128.9)	(246.4)	(95.4)
Financing Activities
Proceeds from long-term debt	262.4	155.0	197.7
Repayments of long-term debt	(281.0)	(45.9)	(272.4)
Change in short-term borrowings	0.9	(25.3)	6.0
Purchase of treasury stock	(94.3)	(129.2)	(122.0)
Dividends paid	(106.4)	(99.7)	(94.7)
Tax withholding for stock compensation transactions	(6.3)	(4.1)	(2.6)
Exercise of stock options	25.2	25.9	19.2
Net cash used in financing activities	(199.5)	(123.3)	(268.8)
Effect of exchange rate changes on cash	0.2	(3.0)	(2.4)
Increase (decrease) in cash and cash equivalents	58.8	(26.9)	(103.7)
Cash and cash equivalents, beginning of fiscal year	177.8	204.7	308.4
Cash and cash equivalents, end of fiscal year	$236.6	$177.8	$204.7

Supplemental Cash Flow Information
Cash paid during the fiscal year for:
Income taxes	$90.7	$99.3	$82.6
Interest	$17.1	$19.1	$21.9
Supplemental Disclosure of Non-Cash Investing Transactions
Accrued property, plant and equipment additions	$9.5	$16.5	$9.0

See Notes to Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions, except per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Stock Compensation Plans	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance July 31, 2017	$758.2	$—	$1,041.2	$4.4	$15.7	$(157.0)	$(808.0)	$854.5
Comprehensive income
Net earnings			180.3					180.3
Foreign currency translation						(7.3)		(7.3)
Pension liability adjustment, net of deferred taxes						12.2		12.2
Gain on hedging derivatives, net of deferred taxes						2.3		2.3
Comprehensive income								187.5
Treasury stock acquired							(122.0)	(122.0)
Stock options exercised			(9.3)				28.2	18.9
Stock compensation expense			8.7		7.5		0.5	16.7
Deferred stock and other activity			(3.1)	0.4	(1.9)		2.5	(2.1)
Dividends ($0.74 per share)			(95.7)					(95.7)
Balance July 31, 2018	758.2	—	1,122.1	4.8	21.3	(149.8)	(898.8)	857.8
Comprehensive income
Net earnings			267.2					267.2
Foreign currency translation						(26.6)		(26.6)
Pension liability adjustment, net of deferred taxes						(16.1)		(16.1)
Loss on hedging derivatives, net of deferred taxes						(0.5)		(0.5)
Reclassification of loss on hedging derivatives to net income						0.1		0.1
Comprehensive income								224.1
Treasury stock acquired							(129.2)	(129.2)
Stock options exercised			(17.2)				42.2	25.0
Stock compensation expense			10.9		3.8		0.3	15.0
Deferred stock and other activity			0.5	0.6	(3.4)		4.3	2.0
Dividends ($0.80 per share)			(102.0)					(102.0)
Balance July 31, 2019	758.2	—	1,281.5	5.4	21.7	(192.9)	(981.2)	892.7
Comprehensive income
Net earnings			257.0					257.0
Foreign currency translation						18.7		18.7
Pension liability adjustment, net of deferred taxes						(11.0)		(11.0)
Gain on hedging derivatives, net of deferred taxes						0.6		0.6
Reclassification of loss on hedging derivatives to net income						0.6		0.6
Comprehensive income								265.9
Treasury stock acquired							(94.3)	(94.3)
Stock options exercised			(9.1)				34.0	24.9
Stock compensation expense			11.9		3.4		(0.1)	15.2
Deferred stock and other activity			(5.2)	0.4	(9.2)		8.6	(5.4)
Dividends ($0.84 per share)			(106.1)					(106.1)
Balance July 31, 2020	$758.2	$—	$1,430.0	$5.8	$15.9	$(184.0)	$(1,033.0)	$992.9

See Notes to Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. Summary of Significant Accounting Policies
Description of Business Donaldson Company, Inc. (Donaldson or the Company) is a worldwide manufacturer of filtration systems and replacement parts. The Company’s core strengths include leading filtration technology, strong customer relationships and its global presence. Products are manufactured and sold around the world. Products are sold to original equipment manufacturers (OEMs), distributors, dealers and directly to end users.
Principles of Consolidation The Consolidated Financial Statements include the accounts of Donaldson and all of its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company’s joint ventures are not majority-owned and are accounted for under the equity method. Certain reclassifications to previously reported financial information have been made to conform to the current period presentation.
Use of Estimates The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States of America (GAAP) requires management to make estimates and assumptions that affect the amount of assets and liabilities and the disclosures regarding contingent assets and liabilities at period end and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
With the recent outbreak of the coronavirus (COVID-19) which has been declared by the World Health Organization to be a pandemic, management has evaluated the Company’s accounting estimates that require consideration of forecasted financial information, including its allowances for doubtful accounts and inventory obsolescence, as well as the carrying value of goodwill, intangible assets and other long-lived assets. This assessment was conducted with current information, as well as consideration of future potential impacts of COVID-19 on the business as of July 31, 2020. Management determined that due to a majority of the Company’s business being deemed essential under applicable governmental orders otherwise restricting business activities, the limited downtime of certain operations and its ability to adapt and continue to operate in the current environment, no triggering event for impairment existed at July 31, 2020.
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
Foreign Currency Translation For most foreign operations, local currencies are considered the functional currency. Assets and liabilities of non-U.S. dollar functional currency entities are translated to U.S. dollars at fiscal year-end exchange rates and the resulting gains and losses arising from the translation of net assets located outside the U.S. are recorded as a cumulative translation adjustment, a component of accumulated other comprehensive loss in the Consolidated Balance Sheets. Elements of the Consolidated Statements of Earnings are translated at average exchange rates in effect during the fiscal year. Foreign currency transaction losses are included in other income, net in the Consolidated Statements of Earnings and were $4.7 million, $4.9 million and $7.4 million in the years ended July 31, 2020, 2019 and 2018, respectively.
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

Inventories Inventories are stated at the lower of cost and net realizable value. U.S. inventories are valued using the last-in, first-out (LIFO) method while the non-U.S. inventories are valued using the first-in, first-out (FIFO) method. Inventories valued at LIFO were approximately 27.6% and 31.3% of total inventories at July 31, 2020 and 2019, respectively. For inventories valued under the LIFO method, the FIFO cost exceeded the LIFO carrying values by $39.2 million and $39.8 million at July 31, 2020 and 2019, respectively. Results of operations for all periods presented were not materially affected by the liquidation of LIFO inventory.
Property, Plant and Equipment Property, plant and equipment are stated at cost. Additions, improvements or major renewals are capitalized while expenditures that do not enhance or extend the asset’s useful life are expensed as incurred. Depreciation is computed using the straight-line method. Depreciation expense was $79.3 million, $73.5 million and $71.1 million in the years ended July 31, 2020, 2019 and 2018, respectively. The estimated useful lives of property, plant and equipment are ten to forty years for buildings, including building improvements, and three to ten years for machinery and equipment.
Leases The Company determines whether an arrangement that provides control over the use of an asset to the Company is a lease. The Company recognizes a lease liability and corresponding right-of-use asset on the Consolidated Balance Sheets based on the present value of future lease payments, and recognizes lease expense on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets.
The Company has elected to separate payments for lease components from non-lease components for all asset classes. Lease agreements may include extension, termination or purchase options, all of which are considered in calculating the lease liability and right-of-use asset when it is reasonably certain the Company will exercise the option. The Company’s incremental borrowing rate on the commencement date is used to calculate the present value of future payments for most leases.
Internal-Use Software The Company capitalizes direct costs of materials and services used in the development and purchase of internal-use software. Amounts capitalized are amortized on a straight-line basis over a period of five to seven years and are reported as a component of property, plant and equipment.
Cloud Computing Arrangements The Company capitalizes certain costs incurred during the application development stage of implementation of internal-use software in cloud computing arrangements. Amounts capitalized are on a straight-line basis over a period of five to ten years and are reported as a component of other long-term assets.
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
Recoverability of Long-Lived Assets The Company reviews its long-lived assets, including identifiable intangibles, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the carrying value is reduced to the fair market value. There were no impairment charges recorded for the years ended July 31, 2020, 2019 and 2018.
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
The Company maintains a reserve for uncertain tax benefits. Benefits of tax return positions are recognized in the financial statements when the position is more-likely-than-not to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that in the Company’s judgment is greater than 50% likely to be realized.
Treasury Stock Repurchased common stock is stated at cost (determined on an average cost basis) and is presented as a reduction of shareholders’ equity.

Research and Development Expense Research and development expenses include basic scientific research and the application of scientific advances to the development of new and improved products and their uses and are charged against earnings in the fiscal year incurred.
Shipping and Handling Shipping and handling costs of $68.1 million, $76.7 million and $73.5 million are classified as a component of selling, general and administrative expenses for the years ended July 31, 2020, 2019 and 2018, respectively.
Stock-Based Compensation The Company offers stock-based employee compensation plans. Stock-based employee compensation expense is recognized using the fair value method for all awards, see Note 10.
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
Due to the customized nature of some of the Company’s products, together with contractual provisions in certain customer contracts that provide the Company with an enforceable right to payment of the transaction price for performance completed to date, revenue is recognized for these contracts over time. For these contracts, the Company recognizes revenue on products by an output measure of production, which fairly depicts the amount of revenue the Company is entitled to. The timing of revenue recognized from these products is slightly accelerated compared to revenue recognized at the time of shipment or delivery.
Incremental costs of obtaining a contract with a customer and other costs to fulfill a contract are required to be capitalized unless the Company elects to expense contract costs with periods less than a year. The Company has elected to expense these costs of obtaining a contract as incurred when the related contract period is less than one year. The Company does not pay upfront sales commissions on contracts when the related contract period is greater than one year, thus has not capitalized any amounts as of July 31, 2020, see Note 6.
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
Forward Foreign Currency Contracts The Company uses forward currency exchange contracts to manage exposure to fluctuations in foreign currency. The Company enters into certain purchase commitments with foreign suppliers based on the value of its purchasing subsidiaries’ local currency relative to the currency requirement of the supplier on the date of the commitment. The Company also sells into foreign countries based on the value of the purchaser’s local currency. The Company mitigates risk through using forward currency contracts that generally mature in 12 months or less, which is consistent with the related purchases and sales. Contracts that qualify for hedge accounting are designated as cash flow hedges, see Note 13.
Net Investment Hedges The Company uses fixed-to-fixed cross currency swap agreements to hedge its exposure to adverse foreign currency exchange rate movements for its operations in Europe. In July 2019, the Company executed a fixed-to-fixed cross-currency swap in which the Company will pay Euros and receive U.S. Dollars on a notional amount of €50.0 million which matures in July 2029. The Company has elected the spot method of designating this agreement, see Note 13.
New Accounting Standards Recently Adopted In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) (ASU 2016-02), which requires lessees to recognize right-of-use assets and lease liabilities for substantially all leases. This accounting guidance was effective for the Company in the beginning of the first quarter of fiscal 2020 and the Company adopted the guidance on a modified retrospective basis. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842) Narrow-Scope Improvements for Lessors (ASU 2018-20), which amends ASU 2016-02, to provide additional guidance on accounting for certain expenses such as property taxes and insurance paid on behalf of the lessor by the lessee. The Company adopted ASU 2016-02 in the first quarter of fiscal 2020, and increased assets and liabilities by $71.5 million, as of August 1, 2019, see Note 18.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). The guidance allows a company to elect to reclassify from accumulated other comprehensive income (AOCI) to retained earnings the stranded tax effects from the adoption of the new federal corporate tax rate that became effective January 1, 2018 as a result of the U.S. Tax Cuts and Jobs Act (TCJA). The amount of the reclassification is calculated as the difference between the amount initially charged to other comprehensive income at the previously enacted tax rate that remains in AOCI and the amount that would have been charged using the newly enacted tax rate, excluding any valuation allowance prior to tax reform. The Company adopted ASU 2018-02 in the first quarter of fiscal 2020 and elected to not reclassify tax effects stranded in accumulated other comprehensive loss. As such, there is no impact on the Company’s Consolidated Financial Statements.
New Accounting Standards Not Yet Adopted In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (ASU 2016-13). In November 2018, the FASB issued an update, ASU 2018-19, that clarifies the scope of the standard in the amendments in ASU 2016-13. This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Financial instruments impacted include accounts receivable, trade receivables, other financial assets measured at amortized cost and other off-balance sheet credit exposures. The guidance is effective for the Company beginning in the first quarter of fiscal 2021, with early adoption permitted. The Company does not expect the adoption of ASU 2016-13 to have a material impact on its Consolidated Financial Statements.
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815 Derivatives and Hedging and Topic 825, Financial Instruments (ASU 2019-04). This guidance clarifies the standards on credit losses (Topic 326), derivatives and hedging (Topic 815), and recognition and measurement of financial instruments (Topic 825). The guidance is effective for the Company beginning in the first quarter of fiscal 2021, with early adoption permitted. The Company does not expect the adoption of ASU 2019-04 to have a material impact on its Consolidated Financial Statements.
NOTE 2. Acquisitions
In fiscal 2019, the Company acquired 91% of the shares of BOFA International LTD (BOFA), headquartered in the United Kingdom, for cash consideration of $101.3 million less cash acquired of $2.2 million. BOFA designs, develops and manufactures fume extraction systems across a wide range of industrial air filtration applications. The acquisition allowed Donaldson to accelerate its global growth in the fume collection business and add additional filtration technology to the Company’s existing product lines.
The fair values assigned to the acquired assets and liabilities assumed of BOFA were as follows (in millions):

Assets:
Net tangible assets	$12.2
Customer relationships	39.8
Trademarks and technology	6.8
Goodwill	72.9
Assets	131.7

Liabilities:
Deferred tax liabilities	8.2
Assumed debt	14.4
Liabilities	22.6

Total fair value	109.1

Company’s net consideration paid	99.1
Company’s non-controlling interest	$10.0
The assumed debt was repaid in October 2018. The identifiable intangible assets were related to customer relationships, trademarks and technology and have estimated useful lives ranging from 5 to 15 years. The acquired intangible assets including goodwill are not deductible for tax purposes. The Company is reporting BOFA’s results of operations within the Industrial Products segment. Transaction costs were expensed as incurred and were not significant.

The acquisition also provides call and put options that, if exercised by either the Company or the non-controlling interest holders after May 31, 2021, would obligate the Company to purchase the remaining 9% (12% at the time of acquisition) of the shares of BOFA, at a price indexed to the performance of the acquired entity. Due to the redemption features, the minority interest holders’ value is classified as a redeemable non-controlling interest in the Company’s Consolidated Balance Sheets. The redeemable non-controlling interest was recorded at fair value. As of July 31, 2020, 9% of the shares of BOFA were remaining for purchase.
Pro forma financial information for this acquisition has not been presented because it is not material to the Company’s consolidated results of operations.
NOTE 3. Supplemental Balance Sheet Information
The components of net inventories are as follows (in millions):

	July 31,
	2020	2019
Raw materials	$109.6	$114.7
Work in process	32.8	33.0
Finished products	180.3	185.1
Inventories, net	$322.7	$332.8
The components of net property, plant and equipment are as follows (in millions):

	July 31,
	2020	2019
Land	$24.9	$24.2
Buildings	384.5	325.3
Machinery and equipment	880.1	813.5
Computer software	145.4	142.8
Construction in progress	102.8	114.3
Less: accumulated depreciation	(906.1)	(831.2)
Net property, plant and equipment	$631.6	$588.9

NOTE 4. Earnings Per Share
The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents related to stock options and stock incentive plans. Certain outstanding options are excluded from the diluted net earnings per share calculations because their exercise prices are greater than the average market price of the Company’s common stock during those periods. Options excluded from the diluted net earnings per share calculation were 1.7 million, 0.8 million and 0.1 million for the years ended July 31, 2020, 2019 and 2018, respectively.
The following table presents the information necessary to calculate basic and diluted earnings per share (in millions, except per share amounts):

	Year Ended July 31,
	2020	2019	2018
Net earnings for basic and diluted earnings per share computation	$257.0	$267.2	$180.3

Weighted average common shares outstanding:
Weighted average common shares – basic	126.9	128.3	130.3
Dilutive impact of share-based awards	1.4	2.0	1.9
Weighted average common shares – diluted	128.3	130.3	132.2

Net earnings per share – basic	$2.03	$2.08	$1.38
Net earnings per share – diluted	$2.00	$2.05	$1.36

NOTE 5. Goodwill and Other Intangible Assets
The Company has allocated goodwill to reporting units within its Engine Products and Industrial Products segments. There was no disposition activity or impairment charges recorded during the years ended July 31, 2020, 2019 and 2018. In the fourth quarter of fiscal 2020, the Company acquired the remaining interest of its joint venture in Saudi Arabia for $7.5 million, and as a result, recorded $5.4 million of goodwill. In fiscal 2019, the Company acquired BOFA and recorded goodwill for this transaction. See Note 2 for additional discussion of the BOFA acquisition.
The following is a reconciliation of goodwill for the years ended July 31, 2020 and 2019 (in millions):

	Engine Products	Industrial Products	Total
Balance as of July 31, 2018	$84.9	$153.5	$238.4
Goodwill acquired	—	72.9	72.9
Currency translation	(0.4)	(7.8)	(8.2)
Balance as of July 31, 2019	84.5	218.6	303.1
Goodwill acquired	—	5.4	5.4
Currency translation	0.3	8.0	8.3
Balance as of July 31, 2020	$84.8	$232.0	$316.8
The following table summarizes the net intangible assets for the years ended July 31, 2020 and 2019 (in millions, except weighted average useful life):

		July 31, 2020		July 31, 2019
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	12.3	$105.2	$(50.0)	$101.5	$(43.3)
Patents, trademarks and technology	7.5	23.7	(11.6)	22.3	(9.6)
Total other intangible assets, net		$128.9	$(61.6)	$123.8	$(52.9)
Expected amortization expense relating to existing intangible assets is as follows (in millions):

Amount
2021	$8.0
2022	6.9
2023	6.1
2024	5.8
2025	5.6
Thereafter	34.9
Total expected amortization expense	$67.3

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

Revenue Disaggregation
Net sales disaggregated by geography based on the location where the customer’s order was placed are as follows (in millions):

	Year Ended July 31,
	2020	2019	2018
United States	$1,059.9	$1,192.6	$1,120.8
Europe, Middle East and Africa	760.2	826.8	791.5
Asia Pacific	553.2	597.9	599.2
Latin America	208.5	227.6	222.7
Total net sales	$2,581.8	$2,844.9	$2,734.2
Contract Assets and Liabilities
The satisfaction of performance obligations and the resulting recognition of revenue typically corresponds with billing of the customer. In limited circumstances, the customer may be billed at a time later than when revenue is recognized, resulting in contract assets, which are reported in prepaid expenses and other current assets on the Consolidated Balance Sheets. Contract assets were $11.9 million and $12.4 million as of July 31, 2020 and 2019. In other limited circumstances, the Company will require a down payment from the customer prior to the satisfaction of performance obligations. The circumstances result in contract liabilities, or deferred revenue, which is reported in other current liabilities and other long-term liabilities on the Consolidated Balance Sheets, depending on when revenue is expected to be recognized. Contract liabilities were $10.0 million and $10.4 million as of July 31, 2020 and 2019, respectively.
The Company will recognize revenue in future periods related to remaining performance obligations for certain open contracts. Generally, these contracts have terms of one year or less. The amount of revenue related to unsatisfied performance obligations in which the original duration of the contract is greater than one year is not significant.
NOTE 7. Short-Term Borrowings
Short-term borrowings consist of the following (in millions):

	U.S. Credit Facilities		European Commercial Paper Program		European Operations Credit Facilities		Rest of the World Credit Facilities		Total
	Year Ended July 31,
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Available credit facilities	$190.0	$90.0	$118.4	$111.5	$55.4	$74.4	$54.6	$63.6	$418.4	$339.5

Reductions to borrowing capacity:
Outstanding borrowings	—	2.1	—	—	—	—	3.8	—	3.8	2.1
Other non-borrowing reductions	—	—	—	—	20.9	34.7	21.1	23.0	42.0	57.7
Total reductions	—	2.1	—	—	20.9	34.7	24.9	23.0	45.8	59.8
Remaining borrowing capacity	$190.0	$87.9	$118.4	$111.5	$34.5	$39.7	$29.7	$40.6	$372.6	$279.7
Other non-borrowing reductions include financial instruments such as bank guarantees and foreign exchange instruments. The weighted average interest rate at July 31, 2020 for outstanding borrowings of the rest of the world credit facilities was 1.48%. The weighted average interest rate at July 31, 2019 for outstanding borrowings of U.S. credit facilities was 3.33%.
In the fourth quarter of fiscal 2020, the Company entered into a 364-day revolving credit agreement for $100.0 million, and the Company has the option to request a one year extension. The agreement is unsecured, and includes customary representations and warranties and covenants consistent with that facility. Interest is payable at the Company’s election of either the sum of the LIBOR rate and an applicable rate or the sum of the base rate and an applicable rate, as defined in the agreement.

NOTE 8. Long-Term Debt
Long-term debt consists of the following (in millions):

	July 31,
	2020	2019
Variable rate committed, unsecured $500.0 million revolving credit facility due July 21, 2022, interest rate of 1.29% as of July 31, 2020	$240.0	$286.5
Unsecured senior notes, $125.0 million principal payment due March 27, 2024, interest rate of 3.72% payable semi-annually	125.0	125.0
Unsecured senior notes, $125.0 million principal payment due June 17, 2030, interest rate of 3.18% payable semi-annually	125.0	125.0
Variable rate committed, unsecured €80.0 million term loan due October 28, 2024, interest rate of 0.70% as of July 31, 2020	94.7	—
Variable rate committed, unsecured $50.0 million term loan due July 21, 2020	—	50.0
Unsecured senior notes, $25.0 million principal payment due April 16, 2025, interest rate of 2.93% payable semi-annually	25.0	25.0
Variable rate guaranteed senior note, ¥1.65 billion due May 20, 2024. As of July 31, 2020, ¥1.0 billion outstanding with interest rate of 0.41% payable quarterly	9.6	15.2
Variable rate guaranteed senior note, ¥1.00 billion due July 15, 2021. As of July 31, 2020, ¥600.0 million outstanding with interest rate of 0.27% payable quarterly	5.7	9.2
Capitalized lease obligations, with various maturity dates and interest rates	—	0.2
Debt issuance costs, net	(1.9)	(1.5)
Subtotal	623.1	634.6
Less: current maturities	5.7	50.2
Total long-term debt	$617.4	$584.4
The Company’s $500.0 million revolving credit facility is with a group of lenders, in which it can borrow in multiple currencies, and matures on July 21, 2022. Key provisions include an accordion feature in which the Company can request to increase the revolving credit facility by up to $250.0 million, subject to terms of agreement including written notification and lender acceptance.
The Company has long-term borrowing capacity of $252.5 million available for further borrowing under existing credit facilities as of July 31, 2020. The remaining borrowing capacity has been reduced for standby letters of credit as discussed in Note 16.
Certain debt agreements contain financial covenants including interest coverage and leverage ratios, as well as customary non-financial covenants. As of July 31, 2020, the Company was in compliance with all such covenants.
The estimated future maturities of the Company’s long-term debt as of July 31, 2020, are as follows (in millions):

Year Ended July 31,	Amount
2021	$5.7
2022	240.0
2023	—
2024	134.6
2025	119.7
Thereafter	125.0
Total estimated future maturities payments	625.0
Less: debt issuance costs, net	1.9
Total future maturities payments, net of debt issuance costs	$623.1

NOTE 9. Warranty
The Company estimates warranty expense on certain products at the time of sale. The following is a reconciliation of warranty reserves for the years ended July 31, 2020 and 2019 (in millions):

	Year Ended July 31,
	2020	2019
Balance at beginning of fiscal year	$11.2	$18.9
Accruals for warranties issued during the fiscal year	2.9	2.5
Accruals related to pre-existing warranties (including changes in estimates)	(1.9)	(2.3)
Less settlements made during the fiscal year	(2.7)	(7.9)
Balance at end of fiscal year	$9.5	$11.2
There were no individually material specific warranty matters accrued for or significant settlements made during the years ended July 31, 2020 and 2019.
NOTE 10. Stock-Based Compensation
In November 2019, the Company’s stockholders approved the adoption of the 2019 Master Stock Incentive Plan (2019 Plan), which replaced the 2010 Master Stock Incentive Plan (2010 Plan). Consistent with the 2010 Plan, the 2019 Plan allows for granting of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents, and other stock-based awards.
Stock Options Options granted to key employees under the 2019 Plan and 2010 Plan have an exercise price equal to the market price of the Company’s comment stock at the date of the grant. Options are generally exercisable for up to 10 years from the date of grant and vest in equal increments over three years. For the years ended July 31, 2020, 2019 and 2018, the Company recorded pretax stock-based compensation expense associated with stock options of $10.4 million, $9.8 million and $8.1 million, respectively. Compensation costs for stock-based payments are included in selling, general and administrative expenses. The Company issues treasury shares upon option exercise. The Company also recorded tax benefits associated with this compensation expense of $1.7 million, $2.0 million and $1.9 million for the years ended July 31, 2020, 2019 and 2018, respectively.
Stock-based employee compensation expense is recognized using the fair value method for all stock option awards. The Company determined the fair value of these awards using the Black-Scholes option pricing model with the following assumptions:

	Year Ended July 31,
	2020	2019	2018
Risk-free interest rate	0.8% - 1.9%	2.1% - 3.1%	2.0% - 2.9%
Expected volatility	21.0% - 23.7%	16.0% - 21.5%	18.2% - 20.6%
Expected dividend yield	1.6%	1.6%	1.6%

Expected life:
Director and officer grants	8 years	8 years	8 years
Non-officer original grants	7 years	7 years	7 years
The weighted average fair value for options granted during the years ended July 31, 2020, 2019 and 2018 was $10.93, $12.27 and $9.29 per share, respectively, using the Black-Scholes pricing model.

The following table summarizes stock option activity for the years ended July 31, 2020, 2019 and 2018:

	Options Outstanding	Weighted Average Exercise Price (1)
Outstanding at July 31, 2017	6,685,551	$32.60
Granted	881,050	45.70
Exercised	(738,635)	26.47
Canceled	(42,154)	39.52
Outstanding at July 31, 2018	6,785,812	34.93
Granted	908,925	58.02
Exercised	(1,103,054)	25.07
Canceled	(60,433)	50.57
Outstanding at July 31, 2019	6,531,250	39.66
Granted	944,094	51.94
Exercised	(845,086)	30.35
Canceled	(96,279)	52.72
Outstanding at July 31, 2020	6,533,979	$42.44
(1)    Weighted average shares are calculated using the Black-Scholes model.
The total intrinsic value of options exercised during the years ended July 31, 2020, 2019 and 2018 was $18.3 million, $30.3 million and $16.0 million, respectively.
The number of shares reserved at July 31, 2020 for outstanding options and future grants was 11,514,490. Shares reserved consist of shares available for grant plus all outstanding options.
The following table summarizes information concerning outstanding and exercisable options as of July 31, 2020:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$28.00 to $32.49	956,847	4.3	$28.43	956,847	$28.43
$32.50 to $37.49	1,047,737	2.1	34.39	1,047,737	34.39
$37.50 to $42.49	1,225,700	4.2	40.30	1,225,700	40.30
$42.50 to $47.49	1,537,884	6.5	43.99	1,254,073	43.75
$47.50 and above	1,765,811	8.7	54.95	304,691	57.52
	6,533,979	5.6	$42.44	4,789,048	$38.63
At July 31, 2020, the aggregate intrinsic value of shares outstanding and exercisable was $50.2 million and $49.3 million, respectively.
The following table summarizes the status of options that contain vesting provisions:

	Options	Weighted Average Grant Date Fair Value
Non-vested at July 31, 2019	1,711,438	$11.06
Granted	944,094	10.93
Vested	(843,776)	10.68
Canceled	(66,825)	10.81
Non-vested at July 31, 2020	1,744,931	$11.18
The total fair value of options vested during years ended July 31, 2020, 2019 and 2018, was $40.8 million, $44.5 million and $42.0 million, respectively.
As of July 31, 2020, there was $7.2 million of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over the remaining vesting period during fiscal 2021, 2022 and 2023.

Performance-based awards Consistent with the 2010 Plan, the 2019 Plan also allows for the granting of performance-based awards to a limited number of key executives. As administered by the Human Resources Committee of the Company’s Board of Directors, these performance-based awards are payable in common stock and are based on a formula that measures performance of the Company over a three year period. These awards are settled or forfeited after three years with payouts ranging from zero to 200% of the target award value depending on achievement. Performance-based award expense under these plans totaled $3.4 million, $3.8 million and $7.5 million in the years ended July 31, 2020, 2019 and 2018, respectively.
The weighted average grant date fair value related to the Company’s performance share awards are as follows:

	Year Ended July 31,
	2020	2019	2018
Weighted average grant date fair value	$51.61	$58.35	$45.43
The table below summarizes the activity during fiscal 2020 for non-vested performance share awards:

	Performance Shares	Weighted Average Grant Date Fair Value
Non-vested at July 31, 2019	174,100	$52.87
Granted	100,500	51.61
Vested	(73,900)	45.43
Canceled/forfeited	(2,500)	58.35
Non-vested at July 31, 2020	198,200	$54.93
As of July 31, 2020, there was $2.9 million of total unrecognized compensation expense related to non-vested performance shares. This unvested expense is expected to be recognized over the remaining vesting period.
NOTE 11. Employee Benefit Plans
Defined Benefit Pension Plans
The Company and certain of its international subsidiaries have defined benefit pension plans for many of their hourly and salaried employees. There are two types of U.S. plans. The first type of U.S. plan (Hourly Pension Plan) is a traditional defined benefit pension plan primarily for union production employees. The second plan (Salaried Pension Plan) is for some salaried and non-union production employees that provides defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit comprised of a percentage of current salary that varies with years of service, interest credits and transition credits. The Company no longer allows entrants into the U.S. Salaried Pension Plan and the participating employees no longer accrue Company contribution credits under the plan. Instead, eligible employees receive a 3% annual retirement contribution to their 401(k) in addition to the Company’s normal 401(k) match. The non-U.S. plans consist of plans in Belgium, Germany, Mexico, and the United Kingdom. These defined plans generally provide pension benefits based on years of service and compensation level. Components of net periodic benefit cost other than then service cost component are included in other income, net in the Consolidated Statements of Earnings.

Net periodic pension costs and amounts recognized in other comprehensive (loss) income for the Company’s pension plans include the following components (in millions):

	Year Ended July 31,
	2020	2019	2018
Net periodic benefit cost
Service cost	$9.5	$6.0	$8.1
Interest cost	13.5	16.4	14.8
Expected return on assets	(26.1)	(26.5)	(26.2)
Prior service cost and transition amortization	0.7	0.6	0.3
Actuarial loss amortization	6.5	4.4	4.6
Settlement loss	3.1	2.9	3.5
Net periodic benefit costs	7.2	3.8	5.1
Other changes recognized in other comprehensive (loss) income:
Net actuarial (loss) gain	(25.2)	(29.0)	7.2
Amortization of asset obligations	0.2	0.2	0.2
Amortization of prior service cost	0.6	0.4	0.1
Amortization of net actuarial loss	9.5	7.3	8.1
Total recognized in other comprehensive (loss) income	(14.9)	(21.1)	15.6
Total recognized in net periodic benefit costs and other comprehensive (loss) income	$(22.1)	$(24.9)	$10.5

The changes in projected benefit obligations, fair value of plan assets and funded status of the Company’s pension plans for the years ended July 31, 2020 and 2019 are summarized as follows (in millions):

	Year Ended July 31,
	2020	2019
Change in projected benefit obligation:
Projected benefit obligation, beginning of fiscal year	$520.4	$488.2
Service cost	9.5	6.0
Interest cost	13.5	16.4
Plan amendments	—	1.2
Participant contributions	0.8	0.8
Actuarial loss	55.2	42.5
Currency exchange rates	12.8	(11.2)
Settlement	(10.7)	(10.5)
Net transfers	—	1.2
Benefits paid	(15.9)	(14.2)
Projected benefit obligation, end of fiscal year	$585.6	$520.4
Change in fair value of plan assets:
Fair value of plan assets, beginning of fiscal year	$502.2	$486.3
Actual return on plan assets	59.1	39.4
Company contributions	3.0	10.4
Participant contributions	0.8	0.8
Currency exchange rates	12.1	(11.2)
Settlement	(10.7)	(10.5)
Net transfers	—	1.2
Benefits paid	(15.9)	(14.2)
Fair value of plan assets, end of fiscal year	$550.6	$502.2
Funded status:
Projected benefit obligation in excess of plan assets, end of fiscal year	$(35.0)	$(18.2)

Amounts recognized on the Consolidated Balance Sheets consist of:
Other long-term assets	$6.2	$6.8
Other current liabilities	(1.5)	(1.5)
Other long-term liabilities	(39.7)	(23.5)
Net recognized liability	$(35.0)	$(18.2)
The net underfunded status of $35.0 million and $18.2 million at July 31, 2020 and 2019, respectively, is recognized in the accompanying Consolidated Balance Sheets. The pension-related accumulated other comprehensive loss at July 31, 2020 and 2019 (prior to the consideration of income taxes) was $166.1 million and $152.0 million, respectively, and consisted primarily of unrecognized actuarial losses. The loss expected to be recognized in net periodic pension expense during the year ending July 31, 2021 is $8.8 million. The accumulated benefit obligation for all defined benefit pension plans was $561.9 million and $499.1 million at July 31, 2020 and 2019, respectively.
The projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $220.4 million and $179.3 million, respectively, as of July 31, 2020, and $190.6 million and $165.6 million, respectively, as of July 31, 2019.
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $158.0 million, $156.2 million and $133.1 million, respectively, as of July 31, 2020 and $135.0 million, $133.2 million and $122.5 million, respectively, as of July 31, 2019.

Assumptions
The weighted average discount rate and rates of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation are as follows:

Projected Benefit Obligation	Year Ended July 31,
Weighted average actuarial assumptions	2020	2019
All U.S. plans:
Discount rate	2.37%	3.54%
Non-U.S. plans:
Discount rate	1.48%	1.79%
Rate of compensation increase	2.88%	2.69%
The weighted average discount rates, expected returns on plan assets and rates of increase in future compensation levels used to determine the net periodic benefit cost are as follows:

Net Periodic Benefit Cost	Year Ended July 31,
Weighted average actuarial assumptions	2020	2019	2018
All U.S. plans:
Discount rate	3.55%	4.43%	3.94%
Expected return on plan assets	6.08%	6.25%	6.58%
Rate of compensation increase	N/A	N/A	N/A
Non-U.S. plans:
Discount rate	1.85%	2.43%	2.40%
Expected return on plan assets	3.78%	4.08%	4.19%
Rate of compensation increase	2.72%	2.69%	2.70%
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
Expected Long-Term Rate of Return To develop the expected long-term rate of return on assets assumption, the Company considers the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation for each plan. Based on portfolio performance, as of the measurement date of July 31, 2020, the Company’s long-term rate of return for the U.S. and non-U.S. pension plans is an asset-based weighted average of 6.08% and 3.78%, respectively. The expected long-term rate of return on assets shown in the pension benefit disclosure for U.S. and non-U.S. plans is an asset-based weighted average of all plans for each category.

Fair Value of Plan Assets
The estimated fair value of U.S. pension plan assets and their respective levels in the fair value hierarchy at July 31, 2020 and 2019 by asset category are as follows (in millions):

	U.S Pension Plans
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured Using NAV Per Share as Practical Expedient	Total
July 31, 2020
Cash and cash equivalents	$6.7	$3.3	$—	$—	$10.0
Global equity securities	79.3	—	—	40.5	119.8
Fixed income securities	99.9	110.8	—	—	210.7
Private equity and other funds	—	—	—	26.8	26.8
Real asset funds	—	—	—	3.0	3.0
Total U.S. assets	$185.9	$114.1	$—	$70.3	$370.3

July 31, 2019
Cash and cash equivalents	$3.6	$0.4	$—	$—	$4.0
Global equity securities	76.3	—	—	35.8	112.1
Fixed income securities	95.2	96.7	—	—	191.9
Private equity and other funds	—	—	—	33.1	33.1
Real asset funds	—	—	—	3.4	3.4
Total U.S. assets	$175.1	$97.1	$—	$72.3	$344.5
Certain investments held by the U.S. pension plans as of July 31, 2020, valued at net asset value (NAV), had the following unfunded commitments and/or redemption restrictions (in millions):

	U.S Pension Plans
Asset Category	Measured Using NAV Per Share as Practical Expedient	Unfunded Commitments	Redemption Frequency (If Currently Eligible)	Redemption Notice Period
July 31, 2020
Global equity securities	$40.5	$1.8	Monthly, Weekly	10 - 90 days
Private equity and other funds	26.8	—	Quarterly, Semi-Annually	60 - 90 days
Real asset funds	3.0	4.3	Not eligible	N/A
Total U.S. assets	$70.3	$6.1
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
Private equity and other funds consists primarily of equity private placement funds, private equity investments and alternative fixed income-like investments. Private equity consists of interests in partnerships that invest in U.S. and non-U.S. equity and debt securities. This may include a diversified mix of partnership interests including buyouts, restructured/distressed debt, growth equity, mezzanine/subordinated debt, real estate, special situation partnerships and venture capital investments. Alternative fixed income-like investments consist primarily of private partnership interests in hedge funds of funds. Interests in these funds are valued at the NAV per share, which is a practical expedient for measuring fair value and thus not classified in the fair value hierarchy. The NAV is determined by the administrator custodian of the fund based on the fair value of the underlying assets owned by the fund less its liabilities, then divided by the number of units outstanding.

Real assets funds consists of funds and interests in partnerships that invest in private real estate, commodities and timber investments. Interests in partnerships are valued using the NAV from the most recent partnership statement, updated for any subsequent partnership interests’ cash flows.
The estimated fair values of non-U.S. pension plan assets and their respective levels in the fair value hierarchy at July 31, 2020 and 2019 by asset category are as follows (in millions):

	Non-U.S. Pension Plans
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
July 31, 2020
Cash and cash equivalents	$0.1	$—	$—	$0.1
Global equity securities	91.6	—	—	91.6
Fixed income securities	11.5	—	—	11.5
Investment funds	—	41.7	—	41.7
Insurance contracts	—	—	35.4	35.4
Total Non-U.S. assets	$103.2	$41.7	$35.4	$180.3

July 31, 2019
Cash and cash equivalents	$0.4	$—	$—	$0.4
Global equity securities	79.4	—	—	79.4
Fixed income securities	11.9	—	—	11.9
Investment funds	—	35.2	—	35.2
Insurance contracts	—	—	30.8	30.8
Total Non-U.S. assets	$91.7	$35.2	$30.8	$157.7
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

The following table summarizes the changes in the fair values of the non-U.S. pension plans’ Level 3 assets for the years ended July 31, 2020, 2019 and 2018 (in millions):

Non-U.S. Pension Plans
Ending balance at July 31, 2017	$34.3
Unrealized losses	(4.0)
Foreign currency exchange	0.2
Purchases	0.5
Sales	(2.4)
Ending balance at July 31, 2018	28.6
Unrealized gains	3.5
Foreign currency exchange	(1.5)
Purchases	0.5
Sales	(0.3)
Ending balance at July 31, 2019	30.8
Unrealized gains	4.1
Foreign currency exchange	2.1
Purchases	0.5
Sales	(2.1)
Ending balance at July 31, 2020	$35.4
Investment Policies and Strategies
For U.S. pension plans, the Company uses a total return investment approach to achieve a long-term return on plan assets, with what the Company believes to be a prudent level of risk for the purpose of meeting its retirement income commitments to employees. The plans’ investments are diversified to assist in managing risk. During the year ended July 31, 2020, the Company’s asset allocation guidelines targeted an allocation as follows:

	Salaried Pension Plan	Hourly Pension Plan
Global equities	33%	37%
Fixed income	65	60
Real assets	1	2
Cash and cash equivalents	1	1
Total	100%	100%
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
For non-U.S. plans, the general investment objectives are to maintain a suitably diversified portfolio of secure assets of appropriate liquidity that will generate income and capital growth to meet, together with any new contributions from members and the Company, the cost of current and future benefits. Investment policy and performance is measured and monitored on an ongoing basis by the Company’s Investment Committee through its use of an investment consultant and through quarterly investment portfolio reviews.

Estimated Contributions and Future Payments
The Company’s general funding policy is to make at least the minimum required contributions as required by applicable regulations, plus any additional amounts that it determines to be appropriate. The Company made required contributions of $4.0 million to its qualified U.S. pension plans and $1.5 million to its non-qualified U.S. pension plans during the year ended July 31, 2020. In August 2020, the Company contributed an additional $0.9 million to the qualified U.S. pension plans. The Company estimates that it will contribute approximately $1.5 million to its non-qualified U.S. pension plans for the year ended July 31, 2021. The estimated minimum funding requirement for the Company’s qualified U.S. pension plans for the year ending July 31, 2021 is $4.0 million. In accordance with the Pension Protection Act of 2006, this contribution obligation may be met with existing credit balances that resulted from payments above the minimum obligation in prior fiscal years. The Company had sufficient credit balances to meet the minimum obligation for the plan year ended July 31, 2020 of its qualified U.S. pension plans. The Company made contributions of $1.0 million to its non-U.S. pension plans during the year ended July 31, 2020 and estimates that it will contribute approximately $1.6 million in the year ended July 31, 2021 based upon the local government prescribed funding requirements. Future estimates of the Company’s pension plan contributions may change significantly depending on the actual rate of return on plan assets, discount rates and regulatory requirements.
The estimated future benefit payments for the Company’s U.S. and non-U.S. plans are as follows (in millions):

Year Ending July 31,	Estimated Future Benefit Payments
2021	$30.0
2022	27.3
2023	27.5
2024	25.9
2025	29.7
2025-2029	147.3
Retirement Savings and Employee Stock Ownership Plan
The Company provides a contributory employee savings plan to U.S. employees that permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. For eligible employees, employee contributions of up to 50% of compensation are matched at a rate equaling 100% of the first 3% contributed and 50% of the next 2% contributed. In addition, the Company contributes 3% of compensation annually for eligible employees. Total contribution expense for these plans was $22.0 million, $23.5 million, and $22.1 million for the years ended July 31, 2020, 2019 and 2018, respectively. This plan also includes shares from an Employee Stock Ownership Plan (ESOP). As of July 31, 2020, all shares of the ESOP have been allocated to participants. Total ESOP shares are considered to be shares outstanding for diluted earnings per share calculations.
Deferred Compensation and Other Benefit Plans
The Company provides various deferred compensation and other benefit plans to certain executives. The deferred compensation plan allows these employees to defer the receipt of all of their bonus and other stock-related compensation and up to 75% of their salary to future periods. Other benefit plans are provided to supplement the benefits for a select group of highly compensated individuals that are reduced because of compensation limitations set by the Internal Revenue Code. The Company has recorded a liability of $4.1 million and $5.0 million as of July 31, 2020 and 2019, respectively, related primarily to its deferred compensation plans.
NOTE 12. Income Taxes
The components of earnings before income taxes are as follows (in millions):

	Year Ended July 31,
	2020	2019	2018
Earnings before income taxes:
United States	$112.8	$127.4	$103.2
Foreign	222.4	247.8	260.4
Total	$335.2	$375.2	$363.6

The components of the provision for income taxes are as follows (in millions):

	Year Ended July 31,
	2020	2019	2018
Income tax provision (benefit):
Current
Federal	$9.7	$21.3	$100.0
State	3.1	4.0	5.3
Foreign	62.7	72.5	71.0
	75.5	97.8	176.3
Deferred
Federal	4.1	7.4	6.5
State	0.2	1.4	0.2
Foreign	(1.6)	1.4	0.3
	2.7	10.2	7.0
Total	$78.2	$108.0	$183.3
The following table reconciles the U.S. statutory income tax rate with the effective income tax rate:

	Year Ended July 31,
	2020	2019	2018
Statutory U.S. federal rate	21.0%	21.0%	26.9%
State income taxes	0.9	1.3	0.9
Foreign operations	3.5	4.7	1.7
Global Intangible Low Tax Income	0.2	1.3	N/A
Foreign Derived Intangible Income	(1.4)	(1.4)	N/A
Export, manufacturing and research credits	(0.7)	(0.8)	(1.0)
Change in unrecognized tax benefits	0.6	(0.8)	(0.3)
Tax benefits on stock-based compensation	(1.2)	(1.6)	(1.2)
Impact of U.S. Tax Cuts and Jobs Act	—	5.0	23.2
Other	0.4	0.1	0.2
Effective income tax rate	23.3%	28.8%	50.4%
The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows (in millions):

	July 31,
	2020	2019
Deferred tax assets:
Accrued expenses	$9.9	$10.1
Compensation and retirement plans	31.8	27.9
NOL and tax credit carryforwards	8.1	4.4
Inventory reserves	3.4	3.0
Operating lease assets	18.8	—
Other	4.2	4.5
Gross deferred tax assets	76.2	49.9
Valuation allowance	(8.1)	(4.4)
Deferred tax assets, net of valuation allowance	68.1	45.5
Deferred tax liabilities:
Depreciation and amortization	(47.4)	(43.2)
Operating lease liabilities	(18.8)	—
Other	(1.8)	(1.4)
Deferred tax liabilities	(68.0)	(44.6)
Net deferred tax asset	$0.1	$0.9

The activity in the NOL and tax credit valuation allowances is as follows (in millions):

	Year Ended July 31,
	2020	2019	2018
Balance at beginning of year	$(4.4)	$(6.2)	$(5.2)
Additions charged to costs and expenses	(3.7)	(0.2)	(1.0)
Deductions from reserves	—	2.0	—
Balance at end of year	$(8.1)	$(4.4)	$(6.2)
As of July 31, 2020, the Company had tax effected operating losses and tax credit carryovers for federal, approximately $2.4 million, state, approximately $2.5 million, and international, approximately $3.2 million, with all amounts before limitation impacts and valuation allowances. Federal tax attribute carryovers will expire after 10 years, the state after one to 20 years, and the international after one year to an indefinite carryover period. As of July 31, 2020, the Company had provided $8.1 million of valuation allowance against certain of these deferred tax assets based on management’s determination that it is more-likely-than-not that the tax benefits related to these assets will not be realized.
As of July 31, 2020, the total undistributed earnings of the Company’s non-U.S. subsidiaries was approximately $1.3 billion, of which approximately $1.1 billion was not considered indefinitely reinvested. The Company is subject to foreign withholding taxes on a small portion of these earnings distributable in the future in the form of dividends. Thus, the Company annually provides for foreign withholding taxes payable upon future dividend distributions of the earnings not considered indefinitely reinvested. For the year ended July 31, 2020, the Company recognized a tax charge of $9.8 million related to these foreign withholding taxes. The remaining $230.0 million of earnings are considered indefinitely reinvested, and it is not practicable to estimate, within any reasonable range, the additional taxes that may be payable on the potential distribution of the portion of the undistributed earnings considered indefinitely reinvested.
The transition tax is payable over an eight year period, and the portion not due within 12 months as of July 31, 2020 is $68.3 million. This amount is classified within non-current income taxes payable in the Consolidated Balance Sheets.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

	Year Ended July 31,
	2020	2019	2018
Gross unrecognized tax benefits at beginning of fiscal year	$15.5	$18.5	$18.8
Additions for tax positions of the current fiscal year	2.8	2.5	4.4
Additions for tax positions of prior fiscal years	0.2	0.7	0.2
Reductions for tax positions of prior fiscal years	(0.1)	(4.9)	(3.1)
Settlements	—	—	(0.4)
Reductions due to lapse of applicable statute of limitations	(1.5)	(1.3)	(1.4)
Gross unrecognized tax benefits at end of fiscal year	$16.9	$15.5	$18.5
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the year ended July 31, 2020, the Company recognized interest expense, net of tax benefit, of approximately $0.7 million. At July 31, 2020 and 2019, accrued interest and penalties on a gross basis were $2.2 million and $1.6 million, respectively. If the Company were to prevail on all unrecognized tax benefits recorded, substantially all of the unrecognized tax benefits would benefit from the effective tax rate. With an average statute of limitations of approximately five years, up to $5.4 million of the unrecognized tax benefits could potentially expire in the next 12 month period, unless extended by an audit.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to state and foreign income tax examinations by tax authorities for years before 2015.
The Company believes that it is remote that any adjustment necessary to the reserve for income taxes over the next 12 month period will be material. However, it is possible the current and future resolution of audits or disputes may result in a material change to the reserve for income taxes, although the quantification of such potential adjustments cannot be made at this time.

NOTE 13. Fair Value Measurements
Fair value measurements of financial instruments are reported in one of three levels based on the lowest level of significant input used. For Level 1, inputs to the fair value measurement are quoted prices in active markets for identical assets or liabilities. For Level 2, inputs to the fair value measurement include quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. For Level 3, inputs to the fair value measurement are unobservable inputs or valuation techniques.
At July 31, 2020 and 2019, the carrying values of cash and cash equivalents, accounts receivables, short-term borrowings and trade accounts payable approximate fair value because of the short-term nature of these instruments. These investments are classified as Level 1 in the fair value hierarchy, except for certain cash and cash equivalents as discussed below.
As of July 31, 2020, the estimated fair value of long-term debt with fixed interest rates was $297.3 million compared to its carrying value of $275.0 million. As of July 31, 2019, the estimated fair value of long-term debt with fixed interest rates was $281.5 million compared to its carrying value of $275.0 million.
The carrying values of long-term debt with variable interest rates of $344.3 million and $310.9 million as of July 31, 2020 and 2019, respectively, approximate fair value. The fair value is estimated by discounting the projected cash flows using the rate at which similar amounts of debt could currently be borrowed. Long-term debt is classified as Level 2 in the fair value hierarchy.
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

The following table details the fair value of the Company’s derivative contracts, which are recorded on a gross basis in the Consolidated Balance Sheets as of July 31, 2020 and 2019 (in millions):

			Fair Values of Significant Other Observable Inputs (Level 2)
	Notional Amounts		Assets			Liabilities (1)
	July 31,		July 31,			July 31,
	2020	2019	2020	2019		2020	2019
Forward foreign currency exchange contracts	$26.2	$28.2	$2.1	$1.6	(2)	$(1.4)	$(1.8)
Net investment hedge	55.8	55.8	1.2	1.1	(3)	—	(1.9)
Total	$82.0	$84.0	$3.3	$2.7		$(1.4)	$(3.7)
(1)Amounts of $3.2 million and of $0.1 million, respectively, are recorded within prepaid expenses and other current assets, and in other long-term assets, in the Company’s Consolidated Balance Sheets as of July 31, 2020. Amount of $2.7 million is recorded within prepaid expenses and other current assets in the Company’s Consolidated Balance Sheets as of July 31, 2019.
(2)Forward foreign currency exchange contracts are recorded within other current liabilities in the Company’s Consolidated Balance Sheets.
(3)Net investment hedges are recorded within other long-term liabilities in the Company’s Consolidated Balance Sheets.
Changes in the fair value of the Company’s forward foreign currency exchange contracts are recorded in equity as a component of accumulated other comprehensive income (loss), and are reclassified from accumulated other comprehensive income (loss) into earnings when the items underlying the hedged transactions are recognized into earnings, as a component of cost of sales within the Company’s Consolidated Statements of Earnings and Consolidated Statements of Comprehensive Income (Loss). The net gain or loss on net investment hedges are reported within foreign currency translation gains and losses as a component of accumulated other comprehensive income (loss) on the Company’s Consolidated Balance Sheets. The interest earned is reclassified out of accumulated other comprehensive income (loss) and into other income, net on the Company’s Consolidated Statements of Earnings.
Credit Risk Related Contingent Features Contract provisions may require the posting of collateral or settlement of the contracts for various reasons, including if the Company’s credit ratings are downgraded below its investment grade credit rating by any of the major credit agencies or for cross default contractual provisions if there was a failure under other financing arrangements related to payment terms or covenants. As of July 31, 2020 and 2019, no collateral has been posted.
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
The following table summarizes the pre-tax impact of the gains and losses on the Company’s designated forward foreign currency exchange contracts and net investment hedges (in millions):

	Pre-tax Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss):
	Year Ended July 31,
	2020	2019	2018
Forward foreign currency exchange contracts	$(1.4)	$0.2	$3.2
Net investment hedge	2.0	(0.8)	—

	Pre-tax (Gains) Losses Reclassified from Accumulated Other Comprehensive Income (Loss):
	Year Ended July 31,
	2020	2019	2018
Forward foreign currency exchange contracts	$1.0	$0.1	$0.2
Net investment hedge	—	—	—

The Company expects that substantially all of the amounts recorded in accumulated other comprehensive income (loss) for its forward foreign currency exchange contracts recorded within the Company’s Consolidated Balance Sheet will be reclassified into earnings during the next 12 months, based upon the timing of inventory purchases and sales. See Note 15 for additional information on accumulated other comprehensive loss.
The Company holds equity method investments, which are classified in other long-term assets in the accompanying Consolidated Balance Sheets. The aggregate carrying amount of these investments was $21.7 million and $23.0 million as of July 31, 2020 and 2019, respectively. These equity method investments are measured at fair value on a nonrecurring basis. The fair value of the Company’s equity method investments has not been estimated as there have been no identified events or changes in circumstance that would have had an adverse impact on the value of these investments. In the event that these investments were required to be measured, they would fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value, as the investments are in privately-held entities.
NOTE 14. Shareholders’ Equity
Treasury Stock The Company’s Board of Directors authorized the repurchase of up to 13.0 million shares of common stock under the Company’s stock repurchase plan. This repurchase authorization is effective until terminated by the Board of Directors. During the year ended July 31, 2020, the Company repurchased 2.0 million shares for $94.3 million. During the year ended July 31, 2019, the Company repurchased 2.6 million shares for $129.2 million. As of July 31, 2020, the Company had remaining authorization to repurchase 10.7 million shares under this plan.
Treasury stock share activity for the years ended July 31, 2020 and 2019 is summarized as follows:

	Year Ended July 31,
	2020	2019
Beginning balance	24,324,483	22,871,145
Stock repurchases	2,030,545	2,636,554
Net issuance upon exercise of stock options	(833,168)	(1,057,604)
Issuance under compensation plans	(198,120)	(104,483)
Other activity	(19,225)	(21,129)
Ending balance	25,304,515	24,324,483
Dividends paid per share were 84.0 cents and 78.0 cents for the years ended July 31, 2020 and 2019, respectively. Dividends payable were $26.6 million and $26.9 million for the years ended July 31, 2020 and 2019, respectively.
On July 31, 2020, the Company’s Board of Directors declared a cash dividend in the amount of 21.0 cents per common share, payable August 31, 2020, to shareholders of record as of August 17, 2020.

NOTE 15. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component for the years ended July 31, 2020 and 2019 are as follows (in millions):

	Foreign currency translation adjustment	Pension benefits		Derivative financial instruments		Total
Balance as of July 31, 2019, net of tax	$(92.7)	$(99.0)		$(1.2)		$(192.9)
Other comprehensive income (loss) before reclassifications and tax	18.7	(16.8)		0.6		2.5
Tax benefit	—	4.1		—		4.1
Other comprehensive income (loss) before reclassifications, net of tax	18.7	(12.7)		0.6		6.6
Reclassifications, before tax	—	2.5	(1)	1.0		3.5
Tax expense	—	(0.8)		(0.4)		(1.2)
Reclassifications, net of tax	—	1.7	(2)	0.6	(3)	2.3
Other comprehensive income (loss), net of tax	18.7	(11.0)		1.2		8.9
Balance as of July 31, 2020, net of tax	$(74.0)	$(110.0)		$—		$(184.0)

Balance as of July 31, 2018, net of tax	$(66.1)	$(82.9)		$(0.8)		$(149.8)
Other comprehensive loss before reclassifications and tax	(26.6)	(16.3)		(0.6)		(43.5)
Tax benefit	—	4.1		0.1		4.2
Other comprehensive loss before reclassifications, net of tax	(26.6)	(12.2)		(0.5)		(39.3)
Reclassifications, before tax	—	(4.8)	(1)	0.1		(4.7)
Tax benefit	—	0.9		—		0.9
Reclassifications, net of tax	—	(3.9)	(2)	0.1	(3)	(3.8)
Other comprehensive loss, net of tax	(26.6)	(16.1)		(0.4)		(43.1)
Balance as of July 31, 2019, net of tax	$(92.7)	$(99.0)		$(1.2)		$(192.9)
(1)In fiscal 2020, pension settlement accounting was triggered and the Company recorded a pension settlement charge of $3.1 million, see Note 11. As a result of the related remeasurement, the Company’s pension obligations increased with a corresponding adjustment to other comprehensive loss of $16.8 million. In fiscal 2019, pension settlement accounting was triggered and the Company recorded a pension settlement charge of $2.9 million, see Note 11. As a result of the related remeasurement, the Company’s pension obligations increased with a corresponding adjustment to other comprehensive loss of $16.3 million.
(2)Primarily includes net amortization of prior service costs and actuarial losses included in net periodic benefit cost (see Note 11) that were reclassified from accumulated other comprehensive loss in the Company’s Consolidated Balance Sheet to operating expenses or cost of sales in the Company’s Consolidated Statements of Earnings.
(3)Relates to foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to other income, net in the Company’s Consolidated Statements of Earnings.
NOTE 16. Guarantees
The Company and Caterpillar Inc. equally own the shares of Advanced Filtration Systems Inc. (AFSI), an unconsolidated joint venture, and guarantee certain debt and banking services, including credit and debit cards, merchant processing and treasury management services, of the joint venture. The Company accounts for AFSI as an equity method investment.

In the following table, the outstanding debt relates to the joint venture and the contingent liability for standby letters of credit (in millions):

	July 31,
	2020	2019
AFSI outstanding debt (the Company guarantees half)	$40.0	$38.8
Contingent liability for standby letters of credit	7.5	11.0
Amounts drawn for letters of credit	—	—
The letters of credit guarantee payment to third parties in the event the Company is in breach of contract terms as detailed in each letter of credit.
The following items relate to the Company’s joint venture in AFSI (in millions):

	Year Ended July 31,
	2020	2019	2018
Investment earnings from AFSI (1)	$2.2	$(0.3)	$1.3
Royalty income from AFSI (1)	6.8	6.5	7.0
(1)    Recorded in other income, net in the Company’s Consolidated Statements of Earnings.
NOTE 17. Commitments and Contingencies
The Company records provisions with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly and provisions are adjusted to reflect the status of a particular matter. The Company believes the recorded estimated liability in its Consolidated Financial Statements is adequate considering the probable and estimable outcomes. The recorded liabilities were not material to the Company’s results of operations, liquidity or financial position and the Company believes it is remote that the settlement of any of the currently identified claims or litigation will be materially in excess of what is accrued.
NOTE 18. Leases
The Company leases certain real estate properties, information technology equipment, manufacturing and warehouse equipment, vehicles and other equipment through operating lease arrangements. The Company determines whether an arrangement that provides control over the use of an asset to the Company is a lease. The Company recognizes a lease liability and corresponding right-of-use asset on the Consolidated Balance Sheets based on the present value of future lease payments, and recognizes lease expense on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets.
The Company has elected to separate payments for lease components from non-lease components for all asset classes. Lease agreements may include extension, termination or purchase options, all of which are considered in calculating the lease liability and right-of-use asset when it is reasonably certain the Company will exercise the option. Most lease agreements do not explicitly state the discount rate implicit in the lease, therefore, the Company’s incremental borrowing rate on the commencement date is used to calculate the present value of future payments for most leases.
The Company has elected to exercise the package of practical expedients and has not elected to exercise hindsight in determining lease term and in assessing impairment of the Company’s right-of-use assets. The Company’s finance leases are not significant and therefore, are not included in the following disclosures. Information for the Company’s operating lease costs is as follows (in millions):

Year Ended July 31, 2020
Operating lease cost	$30.1
Short-term lease cost	2.4
Total lease costs	$32.5
Supplemental balance sheet information for the Company is as follows (in millions):

	July 31, 2020	August 1, 2019
Right-of-use lease assets	$73.7	$71.5
Current lease liabilities	25.7	26.0
Long-term lease liabilities	48.1	45.5

Additional information related to operating leases is as follows:

	July 31, 2020	August 1, 2019
Weighted average remaining lease term (years)	4.8	3.7
Weighted average discount rates	3.52%	3.76%
Payments for operating leases having initial terms of more than one year at July 31, 2020 were as follows (in millions):

Amounts Due in Fiscal Year Ending	July 31, 2020
2021	$26.8
2022	17.4
2023	10.7
2024	6.9
2025	4.8
Thereafter	13.4
Total future lease payments	80.0
Less imputed interest	6.3
Present value of future lease payments	$73.7
Right-of-use lease assets obtained in exchange for new lease liabilities were $33.1 million for the year ended July 31, 2020.
Disclosures Related to Periods Prior to Adoption of New Lease Standard
Operating Leases The Company enters into operating leases primarily for office and warehouse facilities, production and non-production equipment, automobiles and computer equipment. Total expense recorded under operating leases for years ended July 31, 2019 and 2018, was $30.8 million and $35.2 million, respectively.
Payments for operating leases having initial terms of more than one year at July 31, 2019 were as follows (in millions):

Amounts Due in Fiscal Year Ending	July 31, 2019
2020	$24.0
2021	17.5
2022	11.3
2023	6.4
2024	4.6
Thereafter	19.0
Total future lease payments	$82.8

NOTE 19. Segment Reporting
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
Segment detail is summarized as follows (in millions):

	Engine Products	Industrial Products	Corporate and Unallocated	Total Company
Fiscal 2020
Net sales	$1,727.5	$854.3	$—	$2,581.8
Equity earnings in unconsolidated affiliates	4.7	0.5	—	5.2
Earnings (loss) before income taxes	229.3	124.9	(19.0)	335.2
Equity investments in unconsolidated affiliates	21.7	—	—	21.7
Fiscal 2019
Net sales	$1,926.0	$918.9	$—	$2,844.9
Equity earnings in unconsolidated affiliates	2.1	0.1	—	2.2
Earnings (loss) before income taxes	254.6	140.1	(19.5)	375.2
Equity investments in unconsolidated affiliates	19.0	4.0	—	23.0
Fiscal 2018
Net sales	$1,849.0	$885.2	$—	$2,734.2
Equity earnings (loss) in unconsolidated affiliates	3.7	(0.1)	—	3.6
Earnings (loss) before income taxes	258.8	135.5	(30.7)	363.6
Equity investments in unconsolidated affiliates	17.8	3.9	—	21.7
Net sales by product group within the Engine Products segment and Industrial Products segment is summarized as follows (in millions):

	Year Ended July 31,
	2020	2019	2018
Engine Products segment:
Off-Road	$256.5	$315.1	$327.4
On-Road	124.4	179.8	154.2
Aftermarket	1,228.9	1,315.3	1,261.9
Aerospace and Defense	117.7	115.8	105.5
Total Engine Products segment	1,727.5	1,926.0	1,849.0

Industrial Products segment:
Industrial Filtration Solutions	581.2	641.8	594.3
Gas Turbine Systems	101.6	106.3	115.5
Special Applications	171.5	170.8	175.4
Total Industrial Products segment	854.3	918.9	885.2
Total net sales	$2,581.8	$2,844.9	$2,734.2

Net sales by origination and property, plant and equipment by geographic region are summarized as follows (in millions):

	Net Sales (1)	Property, Plant and Equipment, Net
Fiscal 2020
United States	$1,059.9	$229.0
Europe, Middle East and Africa	760.2	229.4
Asia Pacific	553.2	59.8
Latin America	208.5	113.4
Total	$2,581.8	$631.6

Fiscal 2019
United States	$1,192.6	$231.0
Europe, Middle East and Africa	826.8	199.1
Asia Pacific	597.9	50.2
Latin America	227.6	108.6
Total	$2,844.9	$588.9

Fiscal 2018
United States	$1,120.8	$188.1
Europe, Middle East and Africa	791.5	181.1
Asia Pacific	599.2	53.4
Latin America	222.7	86.7
Total	$2,734.2	$509.3
(1)Net sales by origination is generally based on the country of the Company’s legal entity where the customer’s order was placed.
Concentrations There were no customers that accounted for over 10% of net sales during the years ended July 31, 2020, 2019 or 2018. There were no customers that accounted for over 10% of gross accounts receivable at July 31, 2020 or 2019.
NOTE 20. Quarterly Financial Information (Unaudited)
Unaudited consolidated quarterly financial information for the years ended July 31, 2020 and 2019 is as follows (in millions, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2020
Net sales	$672.7	$662.0	$629.7	$617.4
Gross profit	231.3	223.2	209.2	207.9
Net earnings	65.0	64.4	63.4	64.2
Net earnings per share – basic	0.51	0.51	0.50	0.51
Net earnings per share – diluted	0.51	0.50	0.50	0.50
Dividends paid per share	0.21	0.21	0.21	0.21

Fiscal 2019
Net sales	$701.4	$703.7	$712.8	$726.9
Gross profit	238.4	225.4	240.7	243.8
Net earnings	73.8	60.1	75.2	58.0
Net earnings per share – basic	0.57	0.47	0.59	0.45
Net earnings per share – diluted	0.56	0.46	0.58	0.45
Dividends paid per share	0.19	0.19	0.19	0.21
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
Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined by Rules 13a-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information under the captions “Item 1: Election of Directors,” “Director Selection Process,” “Audit Committee,” “Audit Committee Expertise; Complaint-Handling Procedures,” and “Delinquent Section 16(a) Reports” of the 2020 Proxy Statement is incorporated herein by reference. Information on the Executive Officers of the Company is found under the caption “Information about our Executive Officers” in Part I of this Annual Report.
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
Item 11. Executive Compensation
The information under the captions “Executive Compensation” and “Director Compensation” of the 2020 Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the captions “Security Ownership” and “Equity Compensation Plan Information” of the 2020 Proxy Statement is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information under the captions “Policy and Procedures Regarding Transactions with Related Persons” and “Board Oversight and Director Independence” of the 2020 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
The information under the captions “Independent Registered Public Accounting Firm Fees” and “Audit Committee Pre-Approval Policies and Procedures” of the 2020 Proxy Statement is incorporated herein by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules
Documents filed with this report:

(1)	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Earnings — years ended July 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income — years ended July 31, 2020, 2019 and 2018
Consolidated Balance Sheets — July 31, 2020 and 2019
Consolidated Statements of Cash Flows — years ended July 31, 2020, 2019 and 2018
Consolidated Statements of Changes in Shareholders’ Equity — years ended July 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules

All other schedules (Schedules I, II, III, IV and V) for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instruction, or are inapplicable, and therefore have been omitted or the required information is shown in the consolidated financial statements or the accompanying notes to the consolidated financial statements.

(3)	Exhibits

Exhibit Index

*3-A	—	Restated Certificate of Incorporation of Registrant as currently in effect (Filed as Exhibit 3-A to Form 10-Q Report for the second quarter ended January 31, 2012)
*3-B	—	Amended and Restated Bylaws of Registrant, dated as of July 29, 2016 (Filed as Exhibit 3-C to Form 8-K Report filed on July 29, 2016)
*4-A	—	Description of Registrant’s Securities (Filed as Exhibit 4-A to 2019 Form 10-K Report) Registrant’s Securities
*4-B	—	**
*4-C		First Amendment to Credit Agreement dated October 24, 2019 (Filed as Exhibit 4-C to Form 10-Q for the first quarter ended October 31, 2019)
*10-A	—	Annual Incentive Plan***
*10-B	—	ESOP Restoration Plan (2003 Restatement) (Filed as Exhibit 10-D to 2009 Form 10-K Report)***
*10-C	—	Supplemental Executive Retirement Plan (2008 Restatement) (Filed as Exhibit 10-G to 2011 Form 10-K Report)***
*10-D	—	Form of Agreement to Defer Compensation for certain Executive Officers (Filed as Exhibit 10-G to Form 10-Q Report for the first quarter ended October 31, 2008)***
*10-E	—	2001 Master Stock Incentive Plan (Filed as Exhibit 10-O to 2009 Form 10-K Report)***
*10-F	—	Form of Officer Stock Option Award Agreement under the 2001 Master Stock Incentive Plan (Filed as Exhibit 10-P to 2010 Form 10-K Report)***
*10-G	—	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the 2001 Master Stock Incentive Plan (Filed as Exhibit 10-Q to 2010 Form 10-K Report)***
*10-H	—	Restated Long Term Compensation Plan, dated May 23, 2006 (Filed as Exhibit 10-R to 2011 Form 10-K Report)***
*10-I	—	Qualified Performance-Based Compensation Plan under the 2001 Master Stock Incentive Plan (Filed as Exhibit 10-S to 2011 Form 10-K Report)***
*10-J	—	Deferred Compensation and 401(k) Excess Plan (2008 Restatement) (Filed as Exhibit 10-T to 2011 Form 10-K Report)***
*10-K	—	First Amendment, dated as of November 19, 2010, to the Deferred Compensation and 401(k) Excess Plan (2008 Restatement)(filed as Exhibit 10-K to 2018 Form 10-K Report)***
*10-L	—	Deferred Stock Option Gain Plan (2008 Restatement) (Filed as Exhibit 10-U to 2011 Form 10-K Report) ***

*10-M	—	Excess Pension Plan (2008 Restatement) (Filed as Exhibit 10-V to 2011 Form 10-K Report) ***
*10-N	—	Form of Management Severance Agreement for Executive Officers (Filed as Exhibit 10-A to Form 10-Q Report for the third quarter ended April 30, 2008)***
*10-O	—	2010 Master Stock Incentive Plan (Filed as Exhibit 4.5 to Registration Statement on Form S-8 (File No. 333-170729) filed on November 19, 2010)***
*10-P	—	Form of Officer Stock Option Award Agreement under the 2010 Master Stock Incentive Plan (Filed as Exhibit 10.1 to Form 8-K Report filed on December 16, 2010) ***
*10-Q	—	Form of Restricted Stock Award Agreement under the 2010 Master Stock Incentive Plan (Filed as Exhibit 10.2 to Form 8-K Report filed on December 16, 2010) ***
*10-R	—	Form of Indemnification Agreement for Directors (Filed as Exhibit 10.1 to Form 8-K Report filed on April 2, 2012)***
*10-S	—	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the 2010 Master Stock Incentive Plan (Filed as Exhibit 10-CC to 2012 Form 10-K Report)***
*10-T	—	Form of Management Severance Agreement for Executive Officers (Filed as Exhibit 10.1 to Form 8-K Report filed on October 4, 2012)***
*10-U	—
Credit Agreement among Registrant, various subsidiaries of Registrant party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and letter of credit issuer, dated as of December 7, 2012 (Filed as Exhibit 10.1 to Form 8-K Report filed on December 13, 2012)

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

*10-AA	—	Compensation Plan for Non-Employee Directors, effective January 1, 2018 (Filed as Exhibit 10-A to Form 10-Q for the second quarter ended January 31, 2018)***
*10-AB	—	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the 2010 Master Stock Incentive Plan (Filed as Exhibit 10-B to Form 10-Q for the second quarter ended January 31, 2018)***
*10-AC	—	Form of Non-Employee Director Non-Qualified Stock Option Award Agreement under the 2010 Master Stock Incentive Plan (Filed as Exhibit 10-C to Form 10-Q for the second quarter ended January 31,2018)***
*10-AD	—	Form of Restricted Stock Unit Award Agreement under the 2010 Master Stock Incentive Plan (Filed as Exhibit 10-A to Form 10-Q for the first quarter ended October 31, 2018)***
*10-AE	—	Compensation Plan for Non-Employee Directors, as amended on January 25, 2019 (Filed as Exhibit 10-A to Form 10-Q for the second quarter ended January 31, 2019)***
*10-AF	—	2019 Master Stock Incentive Plan (Filed as Exhibit A to definitive proxy statement filed on October 8, 2019)***
*10-AG	—	Form of Restricted Stock Unit Award Agreement (Cliff Vesting) under the 2019 Master Stock Incentive Plan (Filed as Exhibit 10-AF to Form 10-Q for the first quarter ended October 31, 2019)***
*10-AH	—	Form of Performance Award Agreement under the 2019 Master Stock Incentive Plan (Filed as Exhibit 10-AG to Form 10-Q for the first quarter ended October 31, 2019)***
*10-AI	—	Form of Stock Option Award Agreement under the 2019 Master Stock Incentive Plan (Filed as Exhibit 10-AH to Form 10-Q for the first quarter ended October 31, 2019)***
*10-AJ	—	Form of Restricted Stock Unit Award Agreement (Graded Vesting) under the 2019 Master Stock Incentive Plan (Filed as Exhibit 10-AI to Form 10-Q for the first quarter ended October 31, 2019)***
*10-AK	—	Compensation Plan for Compensation Plan for Non-Employee Directors under the 2019 Master Stock Incentive Plan (Filed as Exhibit 10-AJ to Form 10-Q for the first quarter ended October 31, 2019)***
*10-AL	—	Form of Deferred Compensation and 401(K) Excess Plan (2020 Restatement) (Filed as Exhibit 10-AK to Form 10-Q for the first quarter ended October 31, 2019)***

*10-AM	—
364-Day Revolving Credit Agreement, dated as of May 18, 2020, among Donaldson Company, Inc., U.S. Bank National Association, as Administrative Agent, and the other lenders party thereto (Filed as Exhibit 10.1 to Form 8-K Report filed on May 21, 2020)

21	—	Subsidiaries
23	—	Consent of PricewaterhouseCoopers LLP
24	—	Powers of Attorney
31-A	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31-B	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	—	The following financial information from the Donaldson Company, Inc. Annual Report on Form 10-K for the fiscal year ended July 31, 2020, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders’ Equity and (vi) the Notes to Consolidated Financial Statements.
104	—	The cover page from the Donaldson Company, Inc. Annual Report on Form 10-K for the fiscal year ended July 31, 2020, formatted in iXBRL (included as Exhibit 101).
__________________

*	Exhibit has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference as an exhibit.
**	Pursuant to the provisions of Regulation S-K Item 601(b)(4)(iii)(A), copies of instruments defining the rights of holders of certain long-term debts of the Registrant and its subsidiaries are not filed and in lieu thereof the Registrant agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.
***	Denotes compensatory plan or management contract.

Item 16. 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONALDSON COMPANY, INC.

Date:	September 25, 2020	By:	/s/ Tod E. Carpenter
Tod E. Carpenter Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 25, 2020.

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