Form 10-Q
period 2020-10-31
DONALDSON CO INC
filed 2020-12-04
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, $5 par value - 126,239,919 shares as of November 30, 2020.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended October 31,
	2020	2019
Net sales	$636.6	$672.7
Cost of sales	413.9	441.4
Gross profit	222.7	231.3
Operating expenses	135.5	142.6
Operating income	87.2	88.7
Interest expense	3.5	4.7
Other expense (income), net	1.5	(2.6)
Earnings before income taxes	82.2	86.6
Income taxes	20.3	21.6
Net earnings	$61.9	$65.0

Weighted average shares – basic	126.8	126.9
Weighted average shares – diluted	128.0	128.6

Net earnings per share – basic	$0.49	$0.51
Net earnings per share – diluted	$0.48	$0.51

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended October 31,
	2020	2019
Net earnings	$61.9	$65.0
Other comprehensive income (loss):
Foreign currency translation (loss) income	(5.0)	8.1
Pension liability adjustment, net of deferred taxes of $(1.5) and $0.1, respectively	6.1	0.8
Derivatives:
Gain on hedging derivatives, net of deferred taxes of $0.0 and $0.2, respectively	0.3	0.3
Reclassifications of (gains) losses on hedging derivatives to net earnings, net of taxes of $(0.2) and $(0.7), respectively	(0.2)	1.2
Total derivatives	0.1	1.5
Net other comprehensive income	1.2	10.4
Comprehensive income	$63.1	$75.4

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	October 31, 2020	July 31, 2020
Assets
Current assets:
Cash and cash equivalents	$270.0	$236.6
Accounts receivable, less allowances of $8.2 and $6.2, respectively	465.1	455.3
Inventories, net	329.5	322.7
Prepaid expenses and other current assets	79.0	82.1
Total current assets	1,143.6	1,096.7
Property, plant and equipment, net	617.1	631.6
Goodwill	315.0	316.8
Other long-term assets	193.7	199.5
Total assets	$2,269.4	$2,244.6

Liabilities and Shareholders’ equity
Current liabilities:
Short-term borrowings	$1.0	$3.8
Current maturities of long-term debt	5.7	5.7
Trade accounts payable	209.4	187.7
Current income taxes	27.5	17.6
Other current liabilities	175.8	192.0
Total current liabilities	419.4	406.8
Long-term debt	576.3	617.4
Other long-term liabilities	210.2	216.6
Total liabilities	1,205.9	1,240.8

Redeemable non-controlling interest	10.9	10.9

Shareholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued	758.2	758.2
Additional paid-in capital	2.7	—
Retained earnings	1,491.9	1,430.0
Non-controlling interest	5.8	5.8
Stock-compensation plans	13.0	15.9
Accumulated other comprehensive loss	(182.8)	(184.0)
Treasury stock, 25,323,054 and 25,304,515 shares, respectively, at cost	(1,036.2)	(1,033.0)
Total shareholders’ equity	1,052.6	992.9
Total liabilities and shareholders’ equity	$2,269.4	$2,244.6

 See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended October 31,
	2020	2019
Operating activities
Net earnings	$61.9	$65.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	23.3	21.2
Deferred income taxes	(2.9)	3.1
Stock-based compensation expense	6.3	6.6
Other, net	7.3	7.1
Changes in operating assets and liabilities	33.0	(16.9)
Net cash provided by operating activities	128.9	86.1

Investing activities
Net expenditures on property, plant and equipment	(18.8)	(37.1)
Net cash used in investing activities	(18.8)	(37.1)

Financing activities
Proceeds from long-term debt	—	122.9
Repayments of long-term debt	(40.0)	(111.1)
Change in short-term borrowings	(2.8)	58.2
Purchase of treasury stock	(15.6)	(65.0)
Dividends paid	(26.6)	(26.6)
Tax withholding payments for stock compensation transactions	(2.2)	(4.1)
Exercise of stock options	8.3	11.0
Net cash used in financing activities	(78.9)	(14.7)
Effect of exchange rate changes on cash	2.2	(2.1)
Increase in cash and cash equivalents	33.4	32.2
Cash and cash equivalents, beginning of period	236.6	177.8
Cash and cash equivalents, end of period	$270.0	$210.0

Supplemental cash flow information
Income taxes paid	$13.2	$11.4
Interest paid	$3.6	$5.6
Supplemental disclosure of non-cash operating and investing transactions
Accrued property, plant and equipment additions	$5.0	$16.6
Leased assets obtained in exchange for new operating lease liabilities	$1.2	$13.0

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Stock Compensation Plans	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance July 31, 2020	$758.2	$—	$1,430.0	$5.8	$15.9	$(184.0)	$(1,033.0)	$992.9
Net earnings			61.9					61.9
Other comprehensive income						1.2		1.2
Treasury stock acquired							(15.6)	(15.6)
Dividends declared			0.1					0.1
Stock compensation and other activity		2.7	(0.1)		(2.9)		12.4	12.1
Balance October 31, 2020	$758.2	$2.7	$1,491.9	$5.8	$13.0	$(182.8)	$(1,036.2)	$1,052.6

Balance July 31, 2019	$758.2	$—	$1,281.5	$5.4	$21.7	$(192.9)	$(981.2)	$892.7
Net earnings			65.0					65.0
Other comprehensive income						10.4		10.4
Treasury stock acquired							(65.0)	(65.0)
Dividends declared			0.2					0.2
Stock compensation and other activity			(0.7)		(6.6)		21.0	13.7
Balance October 31, 2019	$758.2	$—	$1,346.0	$5.4	$15.1	$(182.5)	$(1,025.2)	$917.0

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Donaldson Company, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of earnings, comprehensive income, financial position, cash flows and shareholders’ equity have been included and are of a normal recurring nature. Operating results for the three month period ended October 31, 2020 are not necessarily indicative of the results that may be expected for future periods. The year-end Condensed Consolidated Balance Sheet information was derived from the Company’s audited Consolidated Financial Statements but does not include all disclosures required by GAAP. For further information, refer to the Audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2020.
The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amount of assets and liabilities and the disclosures regarding contingent assets and liabilities at period end and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
The coronavirus outbreak (COVID-19), which was declared by the World Health Organization to be a pandemic, continues to impact economic conditions. The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and an adverse impact on the Company’s business. Significant uncertainty exists at this time with respect to the severity and duration of the COVID-19 pandemic. Management cannot predict with specificity the extent and duration of any future impact on the business and financial results from COVID-19. The Company’s businesses have been designated as essential, however, it is possible that the businesses may not continue to operate under future government orders, or may be subject to site-specific health and safety concerns which could require certain operations to be halted for some period.
New Accounting Standards Recently Adopted
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (ASU 2016-13). In November 2018, the FASB issued an update, ASU 2018-19, that clarifies the scope of the standard in the amendments in ASU 2016-13. This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Financial instruments impacted include accounts receivable, trade receivables, other financial assets measured at amortized cost and other off-balance sheet credit exposures. The Company adopted ASU 2016-13 in the first quarter of fiscal 2021 using the modified retrospective approach. The adoption did not have a material impact on its Condensed Consolidated Financial Statements.
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815 Derivatives and Hedging and Topic 825, Financial Instruments (ASU 2019-04). This guidance clarifies the standards on credit losses (Topic 326), derivatives and hedging (Topic 815), and recognition and measurement of financial instruments (Topic 825). The Company adopted ASU 2019-04 in the first quarter of fiscal 2021 using the modified retrospective approach. The adoption did not have a material impact on its Condensed Consolidated Financial Statements.
Note 2. Acquisitions and Divestitures
In fiscal 2019, the Company acquired 91% of the shares of BOFA International LTD (BOFA), headquartered in the United Kingdom, for cash consideration of $101.3 million less cash acquired of $2.2 million. BOFA designs, develops and manufactures fume extraction systems across a wide range of industrial air filtration applications. The acquisition allowed the Company to accelerate its long-term global growth in the fume collection business and add additional filtration technology to the Company’s existing product lines. On November 12, 2020, the Company acquired the remaining 9% of the shares of BOFA for $8.0 million.

Note 3. Supplemental Balance Sheet Information
The components of net inventories are as follows (in millions):

	October 31, 2020	July 31, 2020
Raw materials	$110.1	$109.6
Work in process	33.8	32.8
Finished products	185.6	180.3
Inventories, net	$329.5	$322.7
The components of net property, plant and equipment are as follows (in millions):

	October 31, 2020	July 31, 2020
Land	$24.8	$24.9
Buildings	384.8	384.5
Machinery and equipment	906.2	880.1
Computer software	143.8	145.4
Construction in progress	77.4	102.8
Less: accumulated depreciation	(919.9)	(906.1)
Property, plant and equipment, net	$617.1	$631.6

Note 4. Earnings Per Share
The Company’s basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options and stock incentive plans. Certain outstanding options were excluded from the diluted net earnings per share calculations because their exercise prices are greater than the average market price of the Company’s common stock during the reporting periods. Options excluded from the diluted net earnings per share calculations were 1.7 million for the three months ended October 31, 2020 and 2019.
Basic and diluted net earnings per share calculations are as follows (in millions, except per share amounts):

	Three Months Ended October 31,
	2020	2019
Net earnings for basic and diluted earnings per share computation	$61.9	$65.0

Weighted average common shares outstanding:
Weighted average common shares – basic	126.8	126.9
Dilutive impact of share-based awards	1.2	1.7
Weighted average common shares – diluted	128.0	128.6

Net earnings per share – basic	$0.49	$0.51
Net earnings per share – diluted	$0.48	$0.51

Note 5. Goodwill and Intangible Assets
Goodwill is assessed for impairment annually during the third quarter of the fiscal year, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company performed its annual impairment assessment during the third quarter of fiscal 2020 and did not record any impairment as a result of this assessment.
Goodwill by reportable segment for the three months ended October 31, 2020 is as follows (in millions):

	Engine Products	Industrial Products	Total
Balance as of July 31, 2020	$84.8	$232.0	$316.8
Goodwill acquired	—	—	—
Currency translation	(0.2)	(1.6)	(1.8)
Balance as of October 31, 2020	$84.6	$230.4	$315.0

Intangible asset classes as of October 31, 2020 are as follows (in millions):

	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	$104.5	$(51.4)	$53.1
Patents, trademarks and technology	23.8	(12.1)	11.7
Total intangible assets, net	$128.3	$(63.5)	$64.8

Intangible asset classes as of July 31, 2020 are as follows (in millions):

	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	$105.2	$(50.0)	$55.2
Patents, trademarks and technology	23.7	(11.6)	12.1
Total intangible assets, net	$128.9	$(61.6)	$67.3
Amortization expense was $2.1 million and $2.2 million for the three months ended October 31, 2020 and 2019, respectively.
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
Revenue Disaggregation
Net sales disaggregated by geography is generally based on the location where the customer’s order was placed are as follows (in millions):

	Three Months Ended October 31,
	2020	2019
United States and Canada	$251.0	$286.9
Europe, Middle East and Africa	187.8	194.8
Asia Pacific	144.1	133.5
Latin America	53.7	57.5
Total net sales	$636.6	$672.7
See Note 16 for net sales disaggregated by segment.

Contract Assets and Liabilities
The satisfaction of performance obligations and the resulting recognition of revenue typically correspond with billing the customer. In limited circumstances, the customer may be billed at a time later than when revenue is recognized, resulting in contract assets, which are reported in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Contract assets were $11.8 million and $11.9 million as of October 31, 2020 and July 31, 2020, respectively. In other limited circumstances, the customer may make a payment at a time earlier than when revenue is recognized and prior to the satisfaction of performance obligations, resulting in contract liabilities, which are reported in other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. Contract liabilities were $10.6 million and $10.0 million as of October 31, 2020 and July 31, 2020, respectively.
The Company will recognize revenue in future periods related to remaining performance obligations for certain open contracts. Generally, these contracts have terms of one year or less. The amount of revenue related to unsatisfied performance obligations in which the original duration of the contract is greater than one year is not significant.
Note 7. Warranty
The Company estimates warranty expense on certain products at the time of sale. The reconciliation of warranty reserves is as follows (in millions):

	Three Months Ended October 31,
	2020	2019
Balance at beginning of period	$9.5	$11.2
Accruals for warranties issued during the reporting period	0.1	0.4
Accruals related to pre-existing warranties (including changes in estimates)	(0.4)	(0.3)
Less: settlements made during the period	(0.8)	(1.0)
Balance at end of period	$8.4	$10.3
There were no individually material specific warranty matters accrued for or significant settlements made in the three months ended October 31, 2020 and 2019.
Note 8. Stock-Based Compensation
In November 2019, the Company’s stockholders approved the adoption of the 2019 Master Stock Incentive Plan (2019 Plan), which replaced the 2010 Master Stock Incentive Plan (2010 Plan). Consistent with the 2010 Plan, the 2019 Plan allows for granting of non-qualified stock options, incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards.
Stock Options
The exercise price of options granted is equal to the market price of the Company’s common stock at the date of the grant. Options are generally exercisable for up to 10 years from the date of grant and vest in equal increments over three years.
Expenses associated with stock options are as follows (in millions):

	Three Months Ended October 31,
	2020	2019
Pretax compensation expense associated with stock options	$5.1	$5.3
Tax benefits associated with stock options	$0.6	$1.1
Stock-based employee compensation expense is recognized using the fair value method for all stock option awards. The Company determines the fair value of these awards using the Black-Scholes option pricing model.

Stock option activity during the three months ended October 31, 2020 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding as of July 31, 2020	6,533,979	$42.44
Granted	946,100	46.06
Exercised	(269,215)	32.33
Canceled	(10,433)	52.77
Outstanding as of October 31, 2020	7,200,431	$43.28
Performance-based Awards
Performance-based awards are payable in common stock and are based on a formula that measures Company performance over a three year period. These awards are settled or forfeited after three years with payouts ranging from zero to 200% of the target award value depending on achievement.
Expenses associated with performance-based awards are as follows (in millions):

	Three Months Ended October 31,
	2020	2019
Pretax compensation expense associated with performance-based awards	$0.9	$0.9
Performance-based award activity during the three months ended October 31, 2020 is as follows:

	Performance Shares Outstanding	Weighted Average Grant Date Fair Value
Non-vested at July 31, 2020	198,200	$54.93
Granted	106,100	46.06
Vested	—	—
Canceled/forfeited	—	—
Non-vested at October 31, 2020	304,300	$51.84

Note 9. Employee Benefit Plans
The Company and certain of its international subsidiaries have defined benefit pension plans for many of their hourly and salaried employees. There are two types of U.S. plans. The first type of U.S. plan (Hourly Pension Plan) is a traditional defined benefit pension plan primarily for union production employees. The second plan (Salaried Pension Plan) is for some salaried and non-union production employees, and provides defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit comprised of a percentage of current salary that varies with years of service, interest credits and transition credits. The Company no longer allows entrants into the U.S. Salaried Pension Plan and the participating employees no longer accrue Company contribution credits under the plan. Instead, eligible employees receive a 3% annual retirement contribution to their 401(k) in addition to the Company’s normal 401(k) match. The non-U.S. plans consist of plans in Belgium, Germany, Mexico and the United Kingdom. These defined plans generally provide pension benefits based on years of service and compensation level. Components of net periodic benefit cost other than the service cost component are included in other expense (income), net on the Condensed Consolidated Statements of Earnings.

Net periodic benefit costs for the Company’s pension plans are as follows (in millions):

	Three Months Ended October 31,
	2020	2019
Net periodic benefit costs:
Service cost	$2.2	$1.6
Interest cost	2.4	3.4
Expected return on assets	(5.8)	(6.5)
Prior service cost amortization	0.1	0.2
Actuarial loss amortization	2.2	1.6
Curtailment charge	0.8	—
Net periodic benefit costs	$1.9	$0.3

The Company recorded a pension curtailment charge of $0.8 million as a result of freezing the pension benefit to certain employees in the Hourly Pension Plan. The corresponding remeasurement resulted in a decrease in the Company’s pension obligations and an adjustment to other comprehensive loss on the Condensed Consolidated Statements of Comprehensive Income of $4.0 million.
The Company’s general funding policy is to make at least the minimum required contributions as required by applicable regulations, plus any additional amounts that it determines to be appropriate.
For the three months ended October 31, 2020, the Company made required contributions of $0.9 million to its qualified U.S. pension plans and $1.1 million to its non-qualified U.S. pension plans. The estimated minimum funding requirement for the Company’s qualified U.S. plans for the plan year ending July 31, 2021 is $4.0 million. In November 2020, the Company contributed an additional $1.0 million to the qualified U.S. pension plans.
For the three months ended October 31, 2020, the Company made required contributions of $0.3 million to its non-U.S. pension plans. The estimated contributions, based upon the local government prescribed funding requirements for the Company’s non-U.S. pension plans for the plan year ending July 31, 2021 are $1.6 million.
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
As of October 31, 2020, gross unrecognized tax benefits were $18.5 million and accrued interest and penalties on these unrecognized tax benefits were $2.3 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income taxes on the Condensed Consolidated Statements of Earnings. With an average statute of limitations of approximately five years, up to $5.8 million of the unrecognized tax benefits could potentially expire in the next 12 months, unless extended by an audit.
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
As of October 31, 2020, the carrying values of cash and cash equivalents, accounts receivables, short-term borrowings and trade accounts payable approximate fair value because of the short-term nature of these instruments, and are classified as Level 1 in the fair value hierarchy.
As of October 31, 2020, the estimated fair value of long-term debt with fixed interest rates was $295.7 million compared to its carrying value of $275.0 million. As of July 31, 2020, the estimated fair value of long-term debt with fixed interest rates was $297.3 million compared to its carrying value of $275.0 million. The fair value is estimated by discounting the projected cash flows using the rate at which similar amounts of debt could currently be borrowed. Long-term debt is classified as Level 2 in the fair value hierarchy.
The carrying values of long-term debt, including current maturities, with variable interest rates of $308.7 million and $350.0 million as of October 31, 2020 and July 31, 2020, respectively, approximate fair value.
The fair values of the Company’s financial assets and liabilities for forward foreign currency exchange contracts, net investment hedges and interest rate swaps reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price). The fair values are based on inputs other than quoted prices that are observable for the asset or liability, and therefore are classified as Level 2 in the fair value hierarchy. These inputs include foreign currency exchange rates and interest rates. The financial assets and liabilities are primarily valued using standard calculations and models that use as their basis readily observable market parameters. Industry standard data providers are the primary source for forward and spot rate information for both interest rates and currency rates.
Derivative Fair Value Measurements
The Company enters into derivative instrument agreements, including forward foreign currency exchange contracts, net investment hedges and interest rate swaps, to manage risk in connection with changes in foreign currency and interest rates. The Company only enters into derivative instrument agreements with counterparties who have highly rated credit. The Company does not enter into derivative instrument agreements for trading or speculative purposes.
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
Interest Rate Swaps
The Company uses swap agreements to hedge exposure related to interest expense and to manage its exposure to interest rate movements. During the first quarter of fiscal 2021, the Company entered into an interest rate swap agreement designated as a cash flow hedge with an aggregate notional amount of $40.0 million hedging future fixed-rate debt issuances, which effectively fixed the portion of interest payments that will be based on the ten year treasury rates. This instrument has a mandatory termination date of July 31, 2021.
The Company determines the fair values of its derivatives based on valuation models which project future cash flows and discount the future amounts to a present value using market-based observable inputs including foreign currency rates, interest rate curves, futures and basis spreads, as applicable.

The fair value of the Company’s derivative contracts, which are recorded on a gross basis on the Company’s Condensed Consolidated Balance Sheets as of October 31, 2020 and July 31, 2020 are as follows (in millions):

			Fair Values Significant Other Observable Inputs
	Notional Amounts		Assets (1)		Liabilities (2) (3)
	October 31,	July 31,	October 31,	July 31,	October 31,	July 31,
	2020	2020	2020	2020	2020	2020
Forward foreign currency exchange contracts	$29.3	$26.2	$3.7	$2.1	$(0.9)	$(1.4)
Net investment hedge	55.8	55.8	1.1	1.2	(0.3)	—
Interest rate swap	40.0	—	0.2	—	—	—
Total	$125.1	$82.0	$5.0	$3.3	$(1.2)	$(1.4)
(1)As of October 31, 2020, the Company recorded $4.8 million and $0.2 million in prepaid expenses and other current assets, and in other long-term assets, respectively, on the Company’s Condensed Consolidated Balance Sheets. As of July 31, 2020, the Company recorded $3.2 million and $0.1 million in prepaid expenses and other current assets, and in other long-term assets, respectively, on the Company’s Condensed Consolidated Balance Sheets.
(2)The forward foreign currency exchange contracts are recorded in other current liabilities in the Company’s Condensed Consolidated Balance Sheets.
(3) The net investment hedge is recorded in other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets.
Changes in the fair value of the Company’s forward foreign currency exchange contracts are recorded in equity as a component of accumulated other comprehensive loss and are reclassified into earnings when the items underlying the hedged transactions are recognized into earnings as a component of cost of sales on the Company’s Condensed Consolidated Statements of Earnings and Condensed Consolidated Statements of Comprehensive Income.
The net gain or loss on net investment hedges are reported in foreign currency translation gains and losses as a component of accumulated other comprehensive loss on the Company’s Condensed Consolidated Balance Sheets. The interest earned is reclassified out of accumulated other comprehensive loss and into other expense (income), net on the Company’s Condensed Consolidated Statements of Earnings.
The net gain or loss on the Company’s interest rate swap is recorded in accumulated other comprehensive loss in the Company’s Condensed Consolidated Balance Sheets and subsequently reclassified into other expense (income), net in the Company’s Condensed Consolidated Statements of Earnings in the period in which the hedged transaction affects earnings.
Credit Risk Related Contingent Features
Contract provisions may require the posting of collateral or settlement of the contracts for various reasons, including if the Company’s credit ratings are downgraded below its investment grade credit rating by any of the major credit agencies or for cross default contractual provisions if there is a failure under other financing arrangements related to payment terms or covenants. As of October 31, 2020 and July 31, 2020, no collateral was posted.
Counterparty Credit Risk
There is risk that counterparties to derivative contracts will fail to meet their contractual obligations. In order to mitigate counterparty credit risk, the Company only enters into contracts with carefully selected financial institutions based upon their credit ratings and certain other financial factors.
The pre-tax impact of the gains and losses on the Company’s designated forward foreign currency exchange contracts and net investment hedges are as follows (in millions):

	Pre-tax Gains (Losses) Recognized in Accumulated Other Comprehensive Loss
	Three Months Ended October 31,
	2020	2019
Forward foreign currency exchange contracts	$0.8	$(0.7)
Net investment hedge	$(0.7)	$0.8
Interest rate swap	$0.2	$—

	Pre-tax (Gains) Losses Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended October 31,
	2020	2019
Forward foreign currency exchange contracts	$—	$1.9
Net investment hedge	$—	$—
Interest rate swap	$—	$—
The Company expects that substantially all the amounts recorded in accumulated other comprehensive loss for its forward foreign currency exchange contracts recorded on the Company’s Condensed Consolidated Balance Sheets will be reclassified into earnings during the next 12 months, based upon the timing of inventory purchases and sales. See Note 13 for additional information on accumulated other comprehensive loss.
The Company holds equity method investments, which are classified in other long-term assets in the accompanying Condensed Consolidated Balance Sheets. The aggregate carrying amount of these investments was $22.3 million and $21.7 million as of October 31, 2020 and July 31, 2020, respectively. These equity method investments are measured at fair value on a non-recurring basis. The fair value of the Company’s equity method investments has not been estimated as there have been no identified events or changes in circumstance that would have had an adverse impact on the value of these investments. In the event that these investments are required to be measured, they would fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value, as the investments are in privately-held entities.
Note 12. Shareholders’ Equity
Share Repurchases
The Company’s Board of Directors has authorized the repurchase of up to 13.0 million shares of common stock under the Company’s stock repurchase plan. This repurchase authorization is effective until terminated by the Board of Directors. During the three months ended October 31, 2020, the Company repurchased 321,588 shares. As of October 31, 2020, the Company had remaining authorization to repurchase 10.4 million shares under this plan.
Dividends Paid and Declared
Dividends paid were 21.0 cents per common share for the three months ended October 31, 2020 and 2019.
On November 20, 2020, the Company’s Board of Directors declared a cash dividend in the amount of 21.0 cents per common share, payable December 22, 2020, to shareholders of record as of December 7, 2020.

Note 13. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component for the three months ended October 31, 2020 and 2019 are as follows (in millions):

	Foreign Currency Translation Adjustment	Pension Benefits		Derivative Financial Instruments		Total
Balance as of July 31, 2020, net of tax	$(74.0)	$(110.0)		$—		$(184.0)
Other comprehensive (loss) income before reclassifications and tax	(5.0)	4.0	(1)	0.3		(0.7)
Tax expense	—	(1.0)		—		(1.0)
Other comprehensive (loss) income before reclassifications, net of tax	(5.0)	3.0		0.3		(1.7)
Reclassifications, before tax	—	3.6		—		3.6
Tax expense	—	(0.5)		(0.2)		(0.7)
Reclassifications, net of tax	—	3.1	(2)	(0.2)	(3)	2.9
Other comprehensive (loss) income, net of tax	(5.0)	6.1		0.1		1.2
Balance as of October 31, 2020, net of tax	$(79.0)	$(103.9)		$0.1		$(182.8)

Balance as of July 31, 2019, net of tax	$(92.7)	$(99.0)		$(1.2)		$(192.9)
Other comprehensive income before reclassifications and tax	8.1	—		0.1		8.2
Tax benefit	—	—		0.2		0.2
Other comprehensive income before reclassifications, net of tax	8.1	—		0.3		8.4
Reclassifications, before tax	—	0.7		1.9		2.6
Tax benefit (expense)	—	0.1		(0.7)		(0.6)
Reclassifications, net of tax	—	0.8	(2)	1.2	(3)	2.0
Other comprehensive income, net of tax	8.1	0.8		1.5		10.4
Balance as of October 31, 2019, net of tax	$(84.6)	$(98.2)		$0.3		$(182.5)
(1)In the first quarter of fiscal 2021, pension curtailment accounting was triggered and the Company recorded a charge of $0.8 million (see Note 9). As a result of the related remeasurement, the Company’s pension obligations decreased with a corresponding adjustment to other comprehensive loss of $4.0 million.
(2)Primarily includes net amortization of prior service costs and actuarial losses included in net periodic benefit cost (see Note 9) that were reclassified from accumulated other comprehensive loss in the Company’s Condensed Consolidated Balance Sheets to operating expenses and cost of sales in the Company’s Condensed Consolidated Statements of Earnings.
(3)Relates to foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to other expense (income), net in the Company’s Condensed Consolidated Statements of Earnings.
Note 14. Guarantees
The Company and Caterpillar Inc. equally own the shares of Advanced Filtration Systems Inc. (AFSI), an unconsolidated joint venture, and guarantee certain debt and banking services, including credit and debit cards, merchant processing and treasury management services, of the joint venture. The Company accounts for AFSI as an equity method investment.

The outstanding debt relating to the joint venture and the contingent liability for standby letters of credit relating to the Company are as follows (in millions):

	October 31, 2020	July 31, 2020
Outstanding debt (the Company guarantees half)	$38.9	$40.0
Contingent liability for standby letters of credit	$7.7	$7.5
Amounts drawn for letters of credit	$—	$—
The letters of credit guarantee payment to third parties in the event the Company is in breach of contract terms as detailed in each letter of credit.
Items relating to the Company’s joint venture in AFSI are as follows (in millions):

	Three Months Ended October 31,
	2020	2019
Investment earnings from AFSI (1)	$0.4	$0.1
Royalty income from AFSI (1)	$1.6	$1.9
(1) Recorded in other expense (income), net in the Company’s Condensed Consolidated Statements of Earnings.
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
Note 16. Segment Reporting
The Company has two reportable segments: Engine Products and Industrial Products. Segment determination is based on the internal organization structure, management of operations and performance evaluation by management and the Company’s Board of Directors. Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, such as interest expense.
The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report the earnings before income taxes and other financial information shown below.
Segment details are as follows (in millions):

	Three Months Ended October 31,
	2020	2019
Net sales
Engine Products segment	$436.2	$459.2
Industrial Products segment	200.4	213.5
Total	$636.6	$672.7

Earnings before income taxes
Engine Products segment	$60.4	$62.4
Industrial Products segment	27.5	29.5
Corporate and Unallocated	(5.7)	(5.3)
Total	$82.2	$86.6

Net sales by product group within the Engine Products and Industrial Products segments are as follows (in millions):

	Three Months Ended October 31,
	2020	2019
Engine Products segment
Off-Road	$64.8	$68.6
On-Road	32.0	40.7
Aftermarket	317.0	319.4
Aerospace and Defense	22.4	30.5
Engine Products segment net sales	436.2	459.2

Industrial Products segment
Industrial Filtration Solutions	135.6	149.0
Gas Turbine Systems	23.0	20.7
Special Applications	41.8	43.8
Industrial Products segment net sales	200.4	213.5
Total net sales	$636.6	$672.7
There were no customers that accounted for over 10% of net sales for the three months ended October 31, 2020 or 2019. There were no customers that accounted for over 10% of gross accounts receivable as of October 31, 2020 and July 31, 2020.
Note 17. Borrowings
The Company has a $500.0 million unsecured revolving credit facility that expires July 21, 2022. As of October 31, 2020, there was $292.3 million available on this facility. The Company also has a 364 day revolving credit agreement for $100.0 million that provides incremental borrowing capacity above the Company’s $500.0 million unsecured revolving credit facility. It has a maturity date of May 17, 2021 and a one year credit extension can be requested. As of October 31, 2020, there was $100.0 million available on this facility.
Certain debt agreements contain financial covenants related to interest coverage and leverage ratios, as well as customary non-financial covenants. As of October 31, 2020, the Company was in compliance with all such covenants.

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
The coronavirus outbreak (COVID-19), which was declared by the World Health Organization to be a pandemic, continues to impact economic conditions. The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and an adverse impact on the Company’s business. Significant uncertainty exists at this time with respect to the severity and duration of the COVID-19 pandemic. Management cannot predict with specificity the extent and duration of any future impact on the business and financial results from COVID-19. The Company’s businesses have been designated as essential, however, it is possible that the businesses may not continue to operate under future government orders, or may be subject to site-specific health and safety concerns which could require certain operations to be halted for some period.
Consolidated Results of Operations
Operating results for the three months ended October 31, 2020 and 2019 are as follows (in millions):

	Three Months Ended October 31,
	2020	% of sales	2019	% of sales
Net sales	$636.6		$672.7
Cost of sales	413.9	65.0%	441.4	65.6%
Gross profit	222.7	35.0	231.3	34.4
Operating expenses	135.5	21.3	142.6	21.2
Operating income	87.2	13.7	88.7	13.2
Interest expense	3.5	0.5	4.7	0.7
Other expense (income), net	1.5	0.2	(2.6)	(0.4)
Earnings before income taxes	82.2	12.9	86.6	12.9
Income taxes	20.3	3.2	21.6	3.2
Net earnings	$61.9	9.7%	$65.0	9.7%
Net sales for the three months ended October 31, 2020 were $636.6 million, compared with $672.7 million for the three months ended October 31, 2019, a decrease of $36.1 million, or 5.4%. Net sales decreased $23.0 million, or 5.0%, in the Engine Products segment and decreased $13.1 million, or 6.1%, in the Industrial Products segment compared with the same period in the prior fiscal year. Refer to the Segment Results of Operations section for further discussion on the Engine Products and Industrial Products segments. During the three months ended October 31, 2020, sales declined as a result of the economic impacts of the COVID-19 pandemic and varied demand by market and geography. For the three months ended October 31, 2020, the United States region had a sales decrease of 12.5%, the Latin America region sales had a decrease of 6.5%, and the Europe region sales had a decrease of 3.5%. The decreases were partially offset by the Asia Pacific region sales growth of 7.9%. Additionally, sales for the three months ended October 31, 2020 were positively impacted by the effect of foreign currency translation of $7.3 million, or 1.2%.

Cost of sales for the three months ended October 31, 2020 was $413.9 million, compared with $441.4 million for the three months ended October 31, 2019, a decrease of $27.5 million, or 6.2%. Gross margin for the current year quarter was 35.0%, compared with 34.4% during the same period in the prior fiscal year. The gross margin increase was primarily driven by benefits from lower raw material costs, due in part to the Company’s procurement initiatives, and a favorable mix of sales. These benefits were partially offset by loss of leverage on lower sales, including an impact from higher depreciation expense related to the Company’s capacity expansion projects.
Operating expenses for the three months ended October 31, 2020 were $135.5 million, compared with $142.6 million for the three months ended October 31, 2019, a decrease of $7.1 million, or 5.0%. As a percentage of net sales, operating expenses for the current year quarter were 21.3%, compared with 21.2% during the same period in the prior fiscal year. The increase in operating expense as a percentage of net sales reflects a loss of leverage on lower sales, partially offset by disciplined expense management.
Interest expense was $3.5 million for the three months ended October 31, 2020, compared with $4.7 million for the three months ended October 31, 2019, a decrease of $1.2 million. The decrease was due to lower debt levels and interest rates compared with the same period in the prior fiscal year.
Other expense, net for the three months ended October 31, 2020 was $1.5 million, compared with other income, net of $2.6 million for the three months ended October 31, 2019, a decrease of $4.1 million. The decrease was primarily driven by charges related to the Company’s support of its communities and local efforts to combat the pandemic, including a donation of face masks, combined with a pension curtailment charge.
The effective tax rate for the three months ended October 31, 2020 was 24.7%, compared with 24.9% for the three months ended October 31, 2019. The decrease in the effective tax rate was primarily due to a favorable shift in the mix of earnings among tax jurisdictions, partially offset by a reduced amount of excess tax benefits on stock-based compensation.
Net earnings for the three months ended October 31, 2020 were $61.9 million, compared with net earnings of $65.0 million for the three months ended October 31, 2019, a decrease of $3.1 million.
Segment Results of Operations
Net sales and earnings before income taxes for the Engine Products and Industrial Products segments are as follows (in millions):

	Three Months Ended October 31,
	2020	2019
Net sales
Engine Products segment	$436.2	$459.2
Industrial Products segment	200.4	213.5
Total	$636.6	$672.7

Earnings before income taxes
Engine Products segment	$60.4	$62.4
Industrial Products segment	27.5	29.5
Corporate and Unallocated (1)	(5.7)	(5.3)
Total	$82.2	$86.6
(1)Corporate and Unallocated includes corporate expenses determined to be non-allocable to the segments, such as interest expense.

Engine Products Segment
Net sales by product group within the Company’s Engine Products segment are as follows (in millions):

	Three Months Ended October 31,
	2020	2019
Engine Products segment
Off-Road	$64.8	$68.6
On-Road	32.0	40.7
Aftermarket	317.0	319.4
Aerospace and Defense	22.4	30.5
Engine Products segment net sales	$436.2	$459.2

Engine Products segment earnings before income taxes	$60.4	$62.4
Net sales for the Engine Products segment for the three months ended October 31, 2020 were $436.2 million, compared with $459.2 million for the three months ended October 31, 2019, a decrease of $23.0 million, or 5.0%, and 5.7% excluding the impact from currency translation. The Engine Products sales decrease was driven by uneven conditions across markets and geographies. The Aerospace and Defense sales decline was due primarily to commercial aerospace, reflecting industry-wide pressure from the COVID-19 pandemic. The sales decline in the remaining Engine businesses was due primarily to conditions in the Americas where COVID-19 pandemic-related uncertainty contributed to lower levels of equipment production and utilization. Sales in the Asia-Pacific region increased from the prior year, led by China where market share gains and improving economic conditions drove strong sales growth in the Company’s On-Road and Off-Road first-fit businesses and Aftermarket channels.
Earnings before income taxes for the Engine Products segment for the three months ended October 31, 2020 was $60.4 million, or 13.9% of Engine Products’ sales, an increase from 13.6% for the three months ended October 31, 2019. The increase was driven by benefits from the Company’s initiatives related to lower raw materials costs and pricing optimization, partially offset by increased depreciation associated with recent capacity investments and loss of operating expense leverage due to lower sales.
Industrial Products Segment
Net sales by product group within the Company’s Industrial Products segment are as follows (in millions):

	Three Months Ended October 31,
	2020	2019
Industrial Products segment
Industrial Filtration Solutions	$135.6	$149.0
Gas Turbine Systems	23.0	20.7
Special Applications	41.8	43.8
Industrial Products segment net sales	$200.4	$213.5

Industrial Products segment earnings before income taxes	$27.5	$29.5
Net sales for the Industrial Products segment for the three months ended October 31, 2020 were $200.4 million, compared with $213.5 million for the three months ended October 31, 2019, a decrease of $13.1 million, or 6.1%, and 8.1% excluding the impact from currency translation. In most geographies, the COVID-19 pandemic’s impact on industrial production and customers’ willingness to make capital investments drove lower demand for dust collection products. Conditions are more favorable in China, where sales of dust collection products increased as benefits from market share gains were complemented by recovery from the COVID-19 pandemic. Sales of Process Filtration products to the food and beverage industry were steadier, as lower sales of new equipment were partially offset by higher sales of replacement parts. Gas Turbine Systems benefited from strong replacement parts sales in every major region. Within Special Applications, lower sales of disk drive filters and PTFE roll-goods were partially offset by strong growth in sales of Integrated Venting Solutions.

Earnings before income taxes for the Industrial Products segment for the three months ended October 31, 2020 were $27.5 million, or 13.7% of Industrial Products’ sales, a decrease from 13.8% for the three months ended October 31, 2019. The decrease was driven by loss of leverage on lower sales, due in part to continued investments in the Company’s strategic growth initiatives.
Liquidity and Capital Resources
Cash provided by operating activities for the three months ended October 31, 2020 was $128.9 million, compared with $86.1 million for the three months ended October 31, 2019, an increase of $42.8 million. The increase in cash provided by operating activities was primarily driven by year-over-year reductions in net operating assets and liabilities as the Company continues to manage its working capital as sales levels decreased.
Cash used in investing activities for the three months ended October 31, 2020 was $18.8 million, compared with $37.1 million for the three months ended October 31, 2019, a decrease of $18.3 million. In fiscal 2021, the Company continued investing in capital expenditures aligned with its strategic priorities, though capital expenditures decreased in fiscal 2021 as many larger scale initiatives were completed during fiscal 2020.
Cash used in financing activities generally relates to the use of cash for payment of dividends and repurchases of the Company’s common stock, net borrowing activity and proceeds from the exercise of stock options. To determine the level of dividend and share repurchases, the Company considers recent and projected performance across key financial metrics, including earnings, cash flow from operations, and total debt. Dividends paid for the three months ended October 31, 2020 and 2019 were $26.6 million. Share repurchases for the three months ended October 31, 2020 and 2019 were $15.6 million and $65.0 million, respectively.
Cash used in financing activities for the three months ended October 31, 2020 was $78.9 million, compared with $14.7 million for the three months ended October 31, 2019, an increase of $64.2 million. In fiscal 2021, cash was used to repay borrowings and to fund the Company’s needs, driven by expenditures on property, plant and equipment, dividends and share repurchases. In fiscal 2020, proceeds from long-term debt were used to fund the Company’s needs, driven by expenditures on property, plant and equipment, dividends and share repurchases.
Cash and cash equivalents as of October 31, 2020, was $270.0 million, compared with $236.6 million as of July 31, 2020. The Company has capacity of $655.7 million available for further borrowing under existing credit facilities as of October 31, 2020. The Company believes that the liquidity available from the combination of expected cash generated by operating activities, existing cash and available credit under existing credit facilities will be adequate to meet cash requirements for the next twelve months.
Accounts receivable, net as of October 31, 2020, was $465.1 million, compared with $455.3 million as of July 31, 2020, an increase of $9.8 million. Days sales outstanding were 62 days as of October 31, 2020, down slightly from 63 days at July 31, 2020. Days sales outstanding is calculated using the count back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
Inventories, net as of October 31, 2020, was $329.5 million, compared with $322.7 million as of July 31, 2020, an increase of $6.8 million. Inventory turns were 5.1 times and 4.9 times per year as of October 31, 2020 and July 31, 2020, respectively. Inventory turns are calculated by taking the annualized cost of sales based on the trailing three month period divided by the average of the beginning and ending net inventory values of the three month period. The inventory turn improvement was driven by management’s efforts to reduce levels of inventories and improve turns.
Long-term debt outstanding was $576.3 million as of October 31, 2020, compared with $617.4 million as of July 31, 2020, a decrease of $41.1 million due to use of strong cash flows to pay down long-term debt earlier than its maturity date. As of October 31, 2020, total debt, including long-term debt and short-term borrowings, represented 35.6% of total capitalization, defined as total debt plus total shareholders’ equity, compared with 38.7% as of July 31, 2020. As of October 31, 2020, the Company is in compliance with its financial covenants.
The Company has a $500.0 million unsecured revolving credit facility that expires July 21, 2022. As of October 31, 2020, there was $292.3 million available on this facility. The Company also has a 364 day revolving credit agreement for $100.0 million that provides incremental borrowing capacity above the Company’s $500.0 million unsecured revolving credit facility. The credit facility has a maturity date of May 17, 2021 and a one year credit extension can be requested. As of October 31, 2020, there was $100.0 million available on this facility.
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
Critical Accounting Policies
There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2020.
Safe Harbor Statement under the Securities Reform Act of 1995
The Company, through its management, may make forward-looking statements reflecting the Company’s current views with respect to future events and expectations, such as forecasts, plans, trends and projections relating to the Company’s business and financial performance. These forward-looking statements, which may be included in reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2020, which could cause actual results to differ materially from historical results or those anticipated. The words or phrases “will likely result,” “are expected to,” “will continue,” “will allow,” “estimate,” “project,” “believe,” “expect,” “anticipate,” “forecast,” “plan” and similar expressions are intended to identify forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995 (PSLRA). In particular, the Company desires to take advantage of the protections of the PSLRA in connection with the forward-looking statements made in this Quarterly Report on Form 10-Q. All statements other than statements of historical fact are forward-looking statements. These statements do not guarantee future performance.
These forward-looking statements speak only as of the date such statements are made and are subject to risks and uncertainties that could cause the Company’s results to differ materially from these statements. These factors include, but are not limited to, pandemics and unexpected events, including the Coronavirus (COVID-19) pandemic; economic and industrial conditions worldwide; the Company’s ability to maintain competitive advantages; threats from disruptive innovation; highly competitive markets with pricing pressure; the Company’s ability to protect and enforce its intellectual property; the difficulties in operating globally; customer concentration in certain cyclical industries; significant demand fluctuations; unavailable raw materials or material cost inflation; inability of operations to meet customer demand; difficulties with information technology systems and security; foreign currency fluctuations; governmental laws and regulations; litigation; changes in tax laws and tax rates; regulations and results of examinations; the Company’s ability to attract and retain qualified personnel; changes in capital and credit markets; execution of the Company’s acquisition, divestiture and other strategic transactions strategy; the possibility of intangible asset impairment; the Company’s ability to manage productivity improvements; unexpected events and business disruptions; the Company’s ability to maintain an effective system of internal control over financial reporting; the United Kingdom’s decision to end its membership in the European Union and other factors included in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2020. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.
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
During the three months ended October 31, 2020, the U.S. dollar was weaker than in the three months ended October 31, 2019 compared with many of the currencies of the foreign countries in which the Company operates. The overall weaker dollar had a positive impact on the Company’s international net sales results because the foreign denominated revenues translated into more U.S. dollars. Foreign currency translation had a positive impact to net sales and net earnings in many regions around the world. The estimated impact of foreign currency translation for the three months ended October 31, 2020, resulted in an overall increase in reported net sales by $7.3 million and net earnings of approximately $1.0 million, compared with the same period in the prior fiscal year.

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
Based on the net investment hedge outstanding as of October 31, 2020, a 10% appreciation of the U.S. dollar compared to the Euro, would result in a net gain of $6.1 million in the fair value of these contracts.
Interest Rate Swaps
The Company uses swap agreements to hedge exposure related to interest expense and to manage its exposure to interest rate movements. During the first quarter of fiscal 2021, the Company entered into an interest rate swap agreement designated as a cash flow hedge with an aggregate notional amount of $40.0 million hedging future fixed-rate debt issuances, which effectively fixed the portion of interest payments that will be based on the ten year treasury rates. This instrument has a mandatory termination date of July 31, 2021. An increase in the interest rate by 1% would result in a net gain of $3.9 million for this contract.
Interest Rates
The Company’s exposure to market risk for changes in interest rates relates primarily to debt obligations that are at variable rates, as well as the potential increase in fair value of long-term debt resulting from a potential decrease in interest rates. As of October 31, 2020, the Company’s financial liabilities with exposure to changes in interest rates consisted mainly of $200.0 million outstanding on the Company’s revolving credit facility, €80.0 million, or $93.4 million on a variable rate term loan, and ¥1.6 billion, or $15.3 million, of variable rate senior notes. Assuming a hypothetical increase of 0.5% in short-term interest rates, with all other variables remaining constant, interest expense would have increased roughly $0.3 million and interest income would have increased roughly $0.3 million in the three months ended October 31, 2020. Interest rate changes would also affect the fair market value of fixed-rate debt. As of October 31, 2020, the estimated fair value of long-term debt with fixed interest rates was $295.7 million compared to its carrying value of $275.0 million. The fair value is estimated by discounting the projected cash flows using the rate at which similar amounts of debt could currently be borrowed.
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
Chinese Notes
Consistent with common business practice in China, the Company’s Chinese subsidiaries accept bankers’ acceptance notes from Chinese customers in settlement of certain customer billed accounts receivable. Bankers’ acceptance notes represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers’ acceptance note as of the maturity date. The maturity date of bankers’ acceptance notes varies, but it is the Company’s policy to only accept bankers’ acceptance notes with maturity dates no more than 270 days from the date of the Company’s receipt of such draft. As of October 31, 2020 and July 31, 2020, the Company owned $11.9 million and $12.1 million, respectively, of these bankers’ acceptance notes, and includes them in accounts receivable on the Company’s Condensed Consolidated Balance Sheets.

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
Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company believes the recorded estimated liability in its Condensed Consolidated Financial Statements for claims or litigation is adequate and appropriate for the probable and estimable outcomes. Any recorded liabilities were not material to the Company’s financial position, results of operations or liquidity and the Company believes it is remote that the settlement of any of the currently identified claims or litigation will be materially in excess of what is accrued. The Company records provisions when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and litigation are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter.
Item 1A. Risk Factors
There are inherent risks and uncertainties associated with the Company’s global operations that involve the manufacturing and sale of products for highly demanding customer applications throughout the world. These risks and uncertainties could adversely affect the Company’s operating performances or financial condition. The “Risk Factors” section in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2020 outlines the risks and uncertainties that the Company believes are the most material to its business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
Information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the three months ended October 31, 2020 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
August 1 - August 31, 2020	—	$—	—	10,719,455
September 1 - September 30, 2020	167,891	46.88	167,891	10,551,564
October 1 - October 31, 2020	162,338	50.26	153,697	10,397,867
Total	330,229	$48.54	321,588	10,397,867
(1)The Board of Directors has authorized the repurchase of up to 13.0 million shares of the Company’s common stock. This repurchase authorization is effective until terminated by the Board of Directors. The Company has remaining authorization to repurchase 10.4 million shares under this plan. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the three months ended October 31, 2020. The “Total Number of Shares Purchased” column of the table above includes 8,641 shares of previously owned shares tendered by option holders in payment of the exercise price of options during the fiscal first quarter. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under stock-based awards to cover the withholding of taxes due as a result of exercising stock options or payment of stock-based awards.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits

3-A*	Restated Certificate of Incorporation of Registrant as currently in effect (Filed as Exhibit 3-A to Form 10-Q Report for the second quarter ended January 31, 2012)
3-B*	Amended and Restated Bylaws of Registrant, dated as of July 29, 2016 (Filed as Exhibit 3-C to Form 8-K Report filed on July 29, 2016)
10-A	Form of Annual Incentive Plan (commencing fiscal 2021)**
10-AN	Form of Restricted Stock Unit Award Agreement (Graded Vesting) under the 2019 Master Stock Incentive Plan (commencing with fiscal 2021 grants)**
10-AO	Compensation Plan for Non-Employee Directors under the 2019 Master Stock Incentive Plan as amended on September 24, 2020**
31-A	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31-B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following information from Donaldson Company, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2020, as filed with the Securities and Exchange Commission, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity and (vi) the Notes to Condensed Consolidated Financial Statements

104	The cover page from Donaldson Company Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2020, formatted in iXBRL (included as Exhibit 101).

*	Exhibit has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference as an exhibit.
**	Denotes compensatory plan or management contract.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DONALDSON COMPANY, INC.
(Registrant)

Date: December 4, 2020	By:	/s/ Tod E. Carpenter
Tod E. Carpenter Chairman, President and Chief Executive Officer (duly authorized officer)

Date: December 4, 2020	By:	/s/ Scott J. Robinson
Scott J. Robinson Senior Vice President and Chief Financial Officer (principal financial officer)

Date: December 4, 2020	By:	/s/ Peter J. Keller
Peter J. Keller Corporate Controller (principal accounting officer)