Form 10-Q
period 2021-01-31
DONALDSON CO INC
filed 2021-03-02
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of February 25, 2021, 126,123,546 shares of the registrant’s common stock, par value $5.00 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Net sales	$679.1	$662.0	$1,315.8	$1,334.7
Cost of sales	453.8	438.8	867.8	880.3
Gross profit	225.3	223.2	448.0	454.4
Operating expenses	149.2	138.7	284.7	281.4
Operating income	76.1	84.5	163.3	173.0
Interest expense	3.3	4.5	6.8	9.0
Other (income) expense, net	(1.1)	(2.8)	0.4	(5.5)
Earnings before income taxes	73.9	82.8	156.1	169.5
Income taxes	17.7	18.4	38.0	40.0
Net earnings	$56.2	$64.4	$118.1	$129.5

Weighted average shares – basic	126.6	127.1	126.7	127.0
Weighted average shares – diluted	128.2	128.9	128.2	128.8

Net earnings per share – basic	$0.44	$0.51	$0.93	$1.02
Net earnings per share – diluted	$0.44	$0.50	$0.92	$1.01

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Net earnings	$56.2	$64.4	$118.1	$129.5
Other comprehensive income (loss):
Foreign currency translation income	41.5	2.4	36.5	10.5
Pension liability adjustment, net of deferred taxes of $(0.2), $(0.4), $(1.7), and $(0.3), respectively	—	1.2	6.1	2.0
Derivatives:
(Loss) gain on hedging derivatives, net of deferred taxes of $0.3, $0.5, $0.3, and $0.7, respectively	(1.4)	0.5	(1.1)	0.8
Reclassifications of (gains) losses on hedging derivatives to net earnings, net of taxes of $0.4, $0.0, $0.2, and $(0.7), respectively	(0.3)	0.1	(0.5)	1.3
Total derivatives	(1.7)	0.6	(1.6)	2.1
Net other comprehensive income	39.8	4.2	41.0	14.6
Comprehensive income	$96.0	$68.6	$159.1	$144.1

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	January 31, 2021	July 31, 2020
Assets
Current assets:
Cash and cash equivalents	$207.3	$236.6
Accounts receivable, less allowances of $8.3 and $6.2, respectively	492.9	455.3
Inventories, net	347.6	322.7
Prepaid expenses and other current assets	78.5	82.1
Total current assets	1,126.3	1,096.7
Property, plant and equipment, net	624.3	631.6
Goodwill	322.1	316.8
Other long-term assets	198.4	199.5
Total assets	$2,271.1	$2,244.6

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$16.7	$3.8
Current maturities of long-term debt	5.7	5.7
Accounts payable	228.1	187.7
Accrued employee compensation and related taxes	99.4	71.2
Current income taxes	18.3	17.6
Other current liabilities	131.3	120.8
Total current liabilities	499.5	406.8
Long-term debt	495.1	617.4
Other long-term liabilities	202.1	216.6
Total liabilities	1,196.7	1,240.8

Redeemable non-controlling interest	—	10.9

Shareholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued	758.2	758.2
Additional paid-in capital	5.1	—
Retained earnings	1,494.4	1,430.0
Non-controlling interest	—	5.8
Stock-based compensation plans	13.2	15.9
Accumulated other comprehensive loss	(143.0)	(184.0)
Treasury stock, 25,544,032 and 25,304,515 shares, respectively, at cost	(1,053.5)	(1,033.0)
Total shareholders’ equity	1,074.4	992.9
Total liabilities and shareholders’ equity	$2,271.1	$2,244.6

 See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended January 31,
	2021	2020
Operating Activities
Net earnings	$118.1	$129.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	46.6	42.8
Deferred income taxes	(7.0)	2.5
Stock-based compensation expense	10.2	10.2
Other, net	13.5	10.5
Changes in operating assets and liabilities	20.9	(18.7)
Net cash provided by operating activities	202.3	176.8

Investing Activities
Net expenditures on property, plant and equipment	(30.4)	(79.7)
Net cash used in investing activities	(30.4)	(79.7)

Financing Activities
Proceeds from long-term debt	—	122.7
Repayments of long-term debt	(125.0)	(111.1)
Change in short-term borrowings	13.0	32.2
Purchase of non-controlling interests	(14.4)	—
Purchase of treasury stock	(46.3)	(65.0)
Dividends paid	(53.1)	(53.2)
Tax withholding payments for stock compensation transactions	(3.5)	(6.0)
Exercise of stock options	18.7	17.4
Net cash used in financing activities	(210.6)	(63.0)
Effect of exchange rate changes on cash	9.4	(0.8)
(Decrease) increase in cash and cash equivalents	(29.3)	33.3
Cash and cash equivalents, beginning of period	236.6	177.8
Cash and cash equivalents, end of period	$207.3	$211.1

Supplemental Cash Flow Information
Income taxes paid	$51.9	$45.3
Interest paid	$5.8	$9.4
Supplemental Disclosure of Non-Cash Operating and Investing Transactions
Accrued property, plant and equipment additions	$6.0	$12.5
Leased assets obtained in exchange for new operating lease liabilities	$5.8	$19.1

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended January 31, 2021 and 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Stock-Based Compensation Plans	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance October 31, 2020	$758.2	$2.7	$1,491.9	$5.8	$13.0	$(182.8)	$(1,036.2)	$1,052.6
Net earnings			56.2					56.2
Other comprehensive income						39.8		39.8
Treasury stock acquired							(30.7)	(30.7)
Dividends declared ($0.42 per share)			(53.1)					(53.1)
Purchase of non-controlling interests		2.2		(5.9)				(3.7)
Stock compensation and other activity		0.2	(0.6)	0.1	0.2		13.4	13.3
Balance January 31, 2021	$758.2	$5.1	$1,494.4	$—	$13.2	$(143.0)	$(1,053.5)	$1,074.4

Balance October 31, 2019	$758.2	$—	$1,346.0	$5.4	$15.1	$(182.5)	$(1,025.2)	$917.0
Net earnings			64.4					64.4
Other comprehensive income						4.2		4.2
Dividends declared ($0.42 per share)			(53.3)					(53.3)
Stock compensation and other activity			(3.0)	0.2	(0.6)		11.5	8.1
Balance January 31, 2020	$758.2	$—	$1,354.1	$5.6	$14.5	$(178.3)	$(1,013.7)	$940.4

	Six Months Ended January 31, 2021 and 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Stock-Based Compensation Plans	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance July 31, 2020	$758.2	$—	$1,430.0	$5.8	$15.9	$(184.0)	$(1,033.0)	$992.9
Net earnings			118.1					118.1
Other comprehensive income						41.0		41.0
Treasury stock acquired							(46.3)	(46.3)
Dividends declared ($0.42 per share)			(53.0)					(53.0)
Purchase of non-controlling interests		2.2		(5.9)				(3.7)
Stock compensation and other activity		2.9	(0.7)	0.1	(2.7)		25.8	25.4
Balance January 31, 2021	$758.2	$5.1	$1,494.4	$—	$13.2	$(143.0)	$(1,053.5)	$1,074.4

Balance July 31, 2019	$758.2	$—	$1,281.5	$5.4	$21.7	$(192.9)	$(981.2)	$892.7
Net earnings			129.5					129.5
Other comprehensive income						14.6		14.6
Treasury stock acquired							(65.0)	(65.0)
Dividends declared ($0.42 per share)			(53.1)					(53.1)
Stock compensation and other activity			(3.8)	0.2	(7.2)		32.5	21.7
Balance January 31, 2020	$758.2	$—	$1,354.1	$5.6	$14.5	$(178.3)	$(1,013.7)	$940.4

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Donaldson Company, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of earnings, comprehensive income, financial position, cash flows and changes in shareholders’ equity have been included and are of a normal recurring nature. Operating results for the three and six month periods ended January 31, 2021 are not necessarily indicative of the results that may be expected for future periods. The year-end Condensed Consolidated Balance Sheet information was derived from the Company’s audited Consolidated Financial Statements but does not include all disclosures required by GAAP. For further information, refer to the Audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2020.
The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amount of assets and liabilities and the disclosures regarding contingent assets and liabilities at period end and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
The coronavirus (COVID-19) outbreak, which was declared by the World Health Organization to be a pandemic, continues to impact economic conditions. Significant uncertainty exists at this time with respect to the severity and duration of the COVID-19 pandemic. Management cannot predict with specificity the extent and duration of any future impact on the business and financial results from COVID-19. The Company’s supply chain and manufacturing operations have, and may continue in the future to experience logistic and production-limiting constraints. The Company’s businesses have generally been designated as essential; however, it is possible that the businesses may not continue to operate under future government orders, or may be subject to site-specific health and safety concerns which could require certain operations to be halted for some period.
New Accounting Standards Recently Adopted
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (ASU 2016-13). In November 2018, the FASB issued an update, ASU 2018-19, that clarifies the scope of the standard in the amendments in ASU 2016-13. This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Financial instruments impacted include accounts receivable and other financial assets measured at amortized cost and other off-balance sheet credit exposures. The Company adopted ASU 2016-13 in the first quarter of fiscal 2021 using the modified retrospective approach. The adoption did not have a material impact on its Condensed Consolidated Financial Statements.
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging and Topic 825, Financial Instruments (ASU 2019-04). This guidance clarifies the standards on credit losses (Topic 326), derivatives and hedging (Topic 815), and recognition and measurement of financial instruments (Topic 825). The Company adopted ASU 2019-04 in the first quarter of fiscal 2021 using the modified retrospective approach. The adoption did not have a material impact on its Condensed Consolidated Financial Statements.
Note 2. Acquisitions and Divestitures
In fiscal 2019, the Company acquired 91% of the shares of BOFA International LTD (BOFA), headquartered in the United Kingdom, for cash consideration of $101.3 million less cash acquired of $2.2 million. BOFA designs, develops and manufactures fume extraction systems across a wide range of industrial air filtration applications. The acquisition allowed the Company to accelerate its long-term global growth in the fume collection business and add additional filtration technology to the Company’s existing product lines. In the second quarter of fiscal 2021, the Company acquired the remaining 9% of the shares of BOFA for $8.0 million.

Note 3. Supplemental Balance Sheet Information
The components of net inventories are as follows (in millions):

	January 31, 2021	July 31, 2020
Raw materials	$117.1	$109.6
Work in process	31.9	32.8
Finished products	198.6	180.3
Total inventories, net	$347.6	$322.7
The components of net property, plant and equipment are as follows (in millions):

	January 31, 2021	July 31, 2020
Land	$25.5	$24.9
Buildings	397.4	384.5
Machinery and equipment	931.4	880.1
Computer software	145.0	145.4
Construction in progress	79.7	102.8
Less: accumulated depreciation	(954.7)	(906.1)
Total property, plant and equipment, net	$624.3	$631.6

Note 4. Earnings Per Share
Basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. Diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options and stock incentive plans.
Basic and diluted net earnings per share calculations are as follows (in millions, except per share amounts):

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Net earnings	$56.2	$64.4	$118.1	$129.5

Weighted average common shares outstanding:
Weighted average common shares – basic	126.6	127.1	126.7	127.0
Dilutive impact of stock-based awards	1.6	1.8	1.5	1.8
Weighted average common shares – diluted	128.2	128.9	128.2	128.8

Net earnings per share – basic	$0.44	$0.51	$0.93	$1.02
Net earnings per share – diluted	$0.44	$0.50	$0.92	$1.01
Stock options excluded from net earnings per share calculation	0.8	0.8	0.9	0.8

Note 5. Goodwill and Intangible Assets
Goodwill is assessed for impairment annually during the third quarter of the fiscal year, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company performed its most recent annual impairment assessment during the third quarter of fiscal 2020 and did not record any impairment as a result of this assessment.
Goodwill by reportable segment for the six months ended January 31, 2021 is as follows (in millions):

	Engine Products	Industrial Products	Total
Balance as of July 31, 2020	$84.8	$232.0	$316.8
Goodwill acquired	—	—	—
Currency translation	0.1	5.2	5.3
Balance as of January 31, 2021	$84.9	$237.2	$322.1
Intangible asset classes as of January 31, 2021 are as follows (in millions):

	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	$107.2	$(53.4)	$53.8
Patents, trademarks and technology	24.3	(12.8)	11.5
Total intangible assets, net	$131.5	$(66.2)	$65.3
Intangible asset classes as of July 31, 2020 are as follows (in millions):

	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	$105.2	$(50.0)	$55.2
Patents, trademarks and technology	23.7	(11.6)	12.1
Total intangible assets, net	$128.9	$(61.6)	$67.3
Amortization expense was $2.1 million and $4.2 million for the three and six months ended January 31, 2021, respectively, and was $2.0 million and $4.1 million for the three and six months ended January 31, 2020, respectively.
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
Revenue Disaggregation
Net sales, generally disaggregated by location where the customer’s order was placed, are as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
United States and Canada	$256.2	$267.5	$507.2	$554.4
Europe, Middle East and Africa (EMEA)	201.1	194.1	389.0	388.8
Asia Pacific	161.4	144.4	305.5	278.0
Latin America	60.4	56.0	114.1	113.5
Total net sales	$679.1	$662.0	$1,315.8	$1,334.7
See Note 16 for net sales disaggregated by segment.

Contract Assets and Liabilities
The satisfaction of performance obligations and the resulting recognition of revenue typically correspond with billing the customer. In limited circumstances, the customer may be billed at a time later than when revenue is recognized, resulting in contract assets, which are reported in other current assets on the Condensed Consolidated Balance Sheets. Contract assets were $11.4 million and $11.9 million as of January 31, 2021 and July 31, 2020, respectively. In other limited circumstances, the customer may make a payment at a time earlier than when revenue is recognized and prior to the satisfaction of performance obligations, resulting in contract liabilities, which are reported in other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. Contract liabilities were $15.4 million and $10.0 million as of January 31, 2021 and July 31, 2020, respectively.
The Company will recognize revenue in future periods related to remaining performance obligations for certain open contracts. Generally, these contracts have terms of one year or less. The amount of revenue related to unsatisfied performance obligations in which the original duration of the contract is greater than one year, is not significant.
Note 7. Warranty
The Company estimates warranty expense on certain products at the time of sale. The reconciliation of warranty reserves is as follows (in millions):

	Six Months Ended January 31,
	2021	2020
Balance at beginning of period	$9.5	$11.2
Accruals for warranties issued during the reporting period	0.3	0.6
Accruals related to pre-existing warranties (including changes in estimates)	(1.4)	(0.5)
Settlements made during the period	(1.4)	(1.4)
Balance at end of period	$7.0	$9.9
There were no individually material specific warranty matters accrued for or significant settlements made in the six months ended January 31, 2021 or 2020.
Note 8. Stock-Based Compensation
The Company recognizes stock-based compensation expense for all stock-based awards based on the grant date fair value of the award. Stock-based awards consist primarily of non-qualified stock options, performance-based awards, restricted stock awards and restricted stock units. Grants related to restricted stock awards and restricted stock units are immaterial.
Stock Options
The exercise price of options granted is equal to the market price of the Company’s common stock at the date of the grant. Options are generally exercisable for up to 10 years from the grant date and vest in equal increments over three years.
Stock option expense is as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Pretax compensation expense associated with stock options	$2.3	$2.4	$7.4	$7.7
Stock-based compensation expense is recognized using the fair value method for all stock option awards. The Company determines the fair value of these awards using the Black-Scholes option pricing model.

Stock option activity is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding as of July 31, 2020	6,533,979	$42.44
Granted	998,131	46.52
Exercised	(564,012)	34.40
Canceled/forfeited	(23,049)	50.18
Outstanding as of January 31, 2021	6,945,049	$43.66
Performance-Based Awards
Performance-based awards are payable in common stock and are based on a formula that measures Company performance over a three year period. These awards are settled after three years with payouts ranging from zero to 200% of the target award value depending on achievement.
Performance-based award expense is as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Pretax compensation expense associated with performance-based awards	$1.2	$0.9	$2.1	$1.8
Performance-based award activity is as follows:

	Performance Shares Outstanding	Weighted Average Grant Date Fair Value
Non-vested at July 31, 2020	198,200	$54.93
Granted	106,100	46.06
Vested	—	—
Canceled	—	—
Non-vested at January 31, 2021	304,300	$51.84

Note 9. Employee Benefit Plans
The Company and certain of its international subsidiaries have defined benefit pension plans for many of their hourly and salaried employees. There are two types of U.S. plans. The first plan (Hourly Pension Plan) is a traditional defined benefit pension plan primarily for union production employees. The second plan (Salaried Pension Plan) is for some salaried and non-union production employees, and provides defined benefits pursuant to a cash balance feature whereby a participant accumulates a benefit comprised of a percentage of current salary that varies with years of service, interest credits and transition credits. The Company no longer allows entrants into the Salaried Pension Plan and the participating employees no longer accrue Company contribution credits under the plan. Instead, eligible employees receive a 3% annual retirement contribution to their 401(k) in addition to the Company’s normal 401(k) match. The non-U.S. plans consist of plans in Belgium, Germany, Mexico and the United Kingdom. These defined plans generally provide pension benefits based on years of service and compensation level. Components of net periodic benefit cost other than the service cost component are included in other (income) expense, net on the Condensed Consolidated Statements of Earnings.

Net periodic benefit costs for the Company’s pension plans are as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Net periodic benefit costs:
Service cost	$1.8	$1.5	$4.0	$3.1
Interest cost	2.5	3.4	4.9	6.8
Expected return on assets	(5.8)	(6.5)	(11.5)	(13.0)
Prior service cost amortization	0.1	0.2	0.2	0.3
Actuarial loss amortization	1.9	1.6	4.1	3.2
Curtailment charge	—	—	0.8	—
Net periodic benefit costs	$0.5	$0.2	$2.5	$0.4
During the first quarter of fiscal 2021, the Company recorded a pension curtailment charge of $0.8 million as a result of freezing the pension benefit to certain employees in the Hourly Pension Plan. The corresponding remeasurement resulted in a decrease in the Company’s pension obligations and an adjustment to other comprehensive income (loss) on the Condensed Consolidated Statements of Comprehensive Income of $4.0 million.
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
As of January 31, 2021, gross unrecognized tax benefits were $18.6 million and accrued interest and penalties on these unrecognized tax benefits were $2.4 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income taxes on the Condensed Consolidated Statements of Earnings. The Company estimates that within the next 12 months it is reasonably possible that its uncertain tax positions could decrease by as much as $5.4 million due to lapses in statutes of limitation. The statutes of limitation periods for the Company’s various tax jurisdictions range from two years to ten years.
The Company believes it is remote that any adjustment necessary to the reserve for income taxes over the next 12 months will be material. However, it is possible the ultimate resolution of audits or disputes may result in a material change to the Company’s reserve for income taxes, although the quantification of such potential adjustments cannot be made at this time.
Note 11. Fair Value Measurements
Fair value measurements of financial instruments are reported in one of three levels based on the lowest level of significant input used. For Level 1, inputs to the fair value measurement are quoted prices in active markets for identical assets or liabilities. For Level 2, inputs to the fair value measurement include quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. For Level 3, inputs to the fair value measurement are unobservable inputs or are based on valuation techniques.
As of January 31, 2021, the carrying values of cash and cash equivalents, accounts receivable, short-term borrowings and accounts payable approximate fair value because of the short-term nature of these instruments, and are classified as Level 1 in the fair value hierarchy.
As of January 31, 2021, the estimated fair values of fixed interest rate long-term debt were $297.5 million compared to the carrying values of $275.0 million. As of July 31, 2020, the estimated fair values of fixed interest rate long-term debt were $297.3 million compared to the carrying values of $275.0 million. The fair values are estimated by discounting the projected cash flows using the rates at which similar amounts of debt could currently be borrowed. Long-term debt is classified as Level 2 in the fair value hierarchy.

The carrying values of variable interest rate long-term debt, including current maturities, were $227.4 million and $350.0 million as of January 31, 2021 and July 31, 2020, respectively, and approximate fair values.
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
Forward Foreign Currency Exchange Contracts
The Company uses forward currency exchange contracts to manage exposure to fluctuations in foreign currency. The Company enters into certain purchase commitments with foreign suppliers based on the value of its purchasing subsidiaries’ local currency relative to the currency’s requirement of the supplier on the date of the commitment. The Company also sells into foreign countries based on the value of the purchaser’s local currency. The Company mitigates risk using forward currency contracts that generally mature in 12 months or less, which is consistent with the related purchases and sales. Contracts that qualify for hedge accounting are designated as cash flow hedges.
Net Investment Hedges
The Company uses fixed-to-fixed cross-currency swap agreements to hedge its exposure to adverse foreign currency exchange rate movements for its operations in Europe. The Company has elected the spot method of designating these contracts.
Interest Rate Swaps
The Company uses swap agreements to hedge exposure related to interest expense and to manage its exposure to interest rate movements. During the first quarter of fiscal 2021, the Company entered into an interest rate swap agreement designated as a cash flow hedge with an aggregate notional amount of $40.0 million hedging future fixed-rate debt issuances, which effectively fixed a portion of interest payments based on the ten year treasury rates. This instrument has a mandatory termination date of on or before July 31, 2021.
The Company determines the fair values of its derivatives based on valuation models which project future cash flows and discount the future amounts to a present value using market-based observable inputs including foreign currency rates, interest rate curves, futures and basis spreads, as applicable.
The fair value of the Company’s derivative contracts, which are recorded on a gross basis on the Company’s Condensed Consolidated Balance Sheets as of January 31, 2021 and July 31, 2020, are as follows (in millions):

			Fair Values Significant Other Observable Inputs
	Notional Amounts		Assets (1)		Liabilities (2) (3)
	January 31,	July 31,	January 31,	July 31,	January 31,	July 31,
	2021	2020	2021	2020	2021	2020
Forward foreign currency exchange contracts	$20.6	$26.2	$1.5	$2.1	$(2.3)	$(1.4)
Net investment hedge	50.0	55.8	1.1	1.2	(3.3)	—
Interest rate swap	40.0	—	1.1	—	—	—
Total	$110.6	$82.0	$3.7	$3.3	$(5.6)	$(1.4)
(1)As of January 31, 2021, the Company recorded $3.7 million in other current assets on the Company’s Condensed Consolidated Balance Sheets. As of July 31, 2020, the Company recorded $3.2 million and $0.1 million in other current assets and other long-term assets, respectively, on the Company’s Condensed Consolidated Balance Sheets.
(2)The forward foreign currency exchange contracts are recorded in other current liabilities on the Company’s Condensed Consolidated Balance Sheets.

(3)The net investment hedge is recorded in other long-term liabilities on the Company’s Condensed Consolidated Balance Sheets.
Changes in the fair value of the Company’s forward foreign currency exchange contracts, net gain or loss on the net investment hedge and the interest rate swap, and interest earned on the net investment hedge are reported in accumulated other comprehensive loss on the Company’s Condensed Consolidated Balance Sheets.
Amounts reported in accumulated other comprehensive loss reported on the Company’s Condensed Consolidated Balance Sheets are reclassified into net earnings as the related transaction occurs. Changes in the fair value of forward foreign currency exchange contracts are recognized as a component of cost of sales; net gain or loss on the net investment hedge and the interest rate swap, and interest earned on the net investment hedge are reported in other (income) expense, net on the Company’s Condensed Consolidated Statements of Earnings.
Amounts related to forward foreign currency exchange contracts are expected to be reclassified into earnings during the next 12 months, based upon the timing of inventory purchases and sales. Amounts related to the net investment hedge and the interest rate swap are expected to be reclassified into earnings through their termination in July 2029 and July 2021, respectively. See Note 13 for additional information on accumulated other comprehensive loss.
Credit Risk Related Contingent Features
Contract provisions may require the posting of collateral or settlement of the contracts for various reasons, including if the Company’s credit ratings are downgraded below its investment grade credit rating by any of the major credit agencies or for cross default contractual provisions if there is a failure under other financing arrangements related to payment terms or covenants. As of January 31, 2021 and July 31, 2020, no collateral was posted.
Counterparty Credit Risk
There is risk that counterparties to derivative contracts will fail to meet their contractual obligations. In order to mitigate counterparty credit risk, the Company only enters into contracts with carefully selected financial institutions based upon their credit ratings and certain other financial factors.
Equity Method Investments
The Company holds equity method investments, which are classified in other long-term assets on the accompanying Condensed Consolidated Balance Sheets. The aggregate carrying amount of these investments was $23.3 million and $21.7 million as of January 31, 2021 and July 31, 2020, respectively. These equity method investments are measured at fair value on a non-recurring basis. The fair value of the Company’s equity method investments has not been estimated as there have been no identified events or changes in circumstance that would have had an adverse impact on the value of these investments. In the event that these investments are required to be measured, they would fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value, as the investments are in privately-held entities.
Note 12. Shareholders’ Equity
Share Repurchases
The Company’s Board of Directors has authorized the repurchase of up to 13.0 million shares of common stock under the Company’s stock repurchase plan. This repurchase authorization is effective until terminated by the Board of Directors. During the six months ended January 31, 2021, the Company repurchased 871,203 shares for $46.3 million. As of January 31, 2021, the Company had remaining authorization to repurchase 9.8 million shares under this plan.
Dividends Paid
Dividends paid were 42.0 cents per common share for the six months ended January 31, 2021 and 2020.

Note 13. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three months ended January 31, 2021 and 2020 are as follows (in millions):

	Foreign Currency Translation Adjustment	Pension Benefits		Derivative Financial Instruments		Total
Balance as of October 31, 2020, net of tax	$(79.0)	$(103.9)		$0.1		$(182.8)
Other comprehensive income (loss) before reclassifications and tax	41.5	—		(1.7)		39.8
Tax benefit	—	—		0.3		0.3
Other comprehensive income (loss) before reclassifications, net of tax	41.5	—		(1.4)		40.1
Reclassifications, before tax	—	0.2	(1)	(0.7)	(2)	(0.5)
Tax (expense) benefit	—	(0.2)		0.4		0.2
Reclassifications, net of tax	—	—		(0.3)		(0.3)
Other comprehensive income (loss), net of tax	41.5	—		(1.7)		39.8
Balance as of January 31, 2021, net of tax	$(37.5)	$(103.9)		$(1.6)		$(143.0)

Balance as of October 31, 2019, net of tax	$(84.6)	$(98.2)		$0.3		$(182.5)
Other comprehensive income before reclassifications and tax	2.4	—		—		2.4
Tax benefit	—	—		0.5		0.5
Other comprehensive income before reclassifications, net of tax	2.4	—		0.5		2.9
Reclassifications, before tax	—	1.6	(1)	0.1	(2)	1.7
Tax expense	—	(0.4)		—		(0.4)
Reclassifications, net of tax	—	1.2		0.1		1.3
Other comprehensive income, net of tax	2.4	1.2		0.6		4.2
Balance as of January 31, 2020, net of tax	$(82.2)	$(97.0)		$0.9		$(178.3)
(1)Includes net amortization of prior service costs and actuarial losses included in net periodic benefit costs (see Note 9) that were reclassified from accumulated other comprehensive loss on the Company’s Condensed Consolidated Balance Sheets to cost of sales and operating expenses on the Company’s Condensed Consolidated Statements of Earnings.
(2)Relates to foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to other (income) expense, net on the Company’s Condensed Consolidated Statements of Earnings.

Changes in accumulated other comprehensive loss for the six months ended January 31, 2021 and 2020 are as follows (in millions):

	Foreign Currency Translation Adjustment	Pension Benefits		Derivative Financial Instruments		Total
Balance as of July 31, 2020, net of tax	$(74.0)	$(110.0)		$—		$(184.0)
Other comprehensive income (loss) before reclassifications and tax	36.5	4.0	(1)	(1.4)		39.1
Tax (expense) benefit	—	(1.0)		0.3		(0.7)
Other comprehensive income (loss) before reclassifications, net of tax	36.5	3.0		(1.1)		38.4
Reclassifications, before tax	—	3.8	(2)	(0.7)	(3)	3.1
Tax (expense) benefit	—	(0.7)		0.2		(0.5)
Reclassifications, net of tax	—	3.1		(0.5)		2.6
Other comprehensive income (loss), net of tax	36.5	6.1		(1.6)		41.0
Balance at January 31, 2021, net of tax	$(37.5)	$(103.9)		$(1.6)		$(143.0)

Balance as of July 31, 2019, net of tax	$(92.7)	$(99.0)		$(1.2)		$(192.9)
Other comprehensive income before reclassifications and tax	10.5	—		0.1		10.6
Tax benefit	—	—		0.7		0.7
Other comprehensive income before reclassifications, net of tax	10.5	—		0.8		11.3
Reclassifications, before tax	—	2.3	(2)	2.0	(3)	4.3
Tax expense	—	(0.3)		(0.7)		(1.0)
Reclassifications, net of tax	—	2.0		1.3		3.3
Other comprehensive income, net of tax	10.5	2.0		2.1		14.6
Balance as of January 31, 2020, net of tax	$(82.2)	$(97.0)		$0.9		$(178.3)
(1)In the first quarter of fiscal 2021, pension curtailment accounting was triggered and the Company recorded a charge of $0.8 million (see Note 9). As a result of the related remeasurement, the Company’s pension obligations decreased with a corresponding adjustment to other comprehensive loss on the Company’s Condensed Consolidated Balance Sheets of $4.0 million.
(2)Includes net amortization of prior service costs and actuarial losses included in net periodic benefit costs (see Note 9) that were reclassified from accumulated other comprehensive loss on the Company’s Condensed Consolidated Balance Sheets to cost of sales and operating expenses on the Company’s Condensed Consolidated Statements of Earnings.
(3)Relates to foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to other (income) expense, net on the Company’s Condensed Consolidated Statements of Earnings.
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
The outstanding debt relating to the joint venture and the contingent liability for standby letters of credit relating to the Company are as follows (in millions):

	January 31, 2021	July 31, 2020
Outstanding debt (the Company guarantees half)	$33.7	$40.0
Contingent liability for standby letters of credit	$7.7	$7.5
Amounts drawn for letters of credit	$—	$—

The letters of credit guarantee payment to third parties in the event the Company is in breach of contract terms as detailed in each letter of credit.
Items relating to the Company’s joint venture in AFSI are as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Investment earnings from AFSI	$0.2	$0.3	$0.5	$0.4
Royalty income from AFSI	$1.7	$1.7	$3.2	$3.6
Items relating to the Company’s joint venture in AFSI are recorded in other (income) expense, net on the Company’s Condensed Consolidated Statements of Earnings.
Note 15. Commitments and Contingencies
The Company records provisions with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly and provisions are adjusted to reflect the status of a particular matter. The Company believes the recorded estimated liability on its Condensed Consolidated Financial Statements is adequate considering the probable and estimable outcomes. The recorded liabilities were not material to the Company’s results of operations, liquidity or financial position and the Company believes it is remote that the settlement of any of the currently identified claims or litigation will be materially in excess of what is accrued.
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
Segment details are as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Net sales
Engine Products segment	$462.4	$435.6	$898.6	$894.7
Industrial Products segment	216.7	226.4	417.2	440.0
Total Company	$679.1	$662.0	$1,315.8	$1,334.7

Earnings before income taxes
Engine Products segment	$61.3	$53.3	$121.7	$115.7
Industrial Products segment	25.8	34.6	53.3	64.1
Corporate and unallocated	(13.2)	(5.1)	(18.9)	(10.3)
Total Company	$73.9	$82.8	$156.1	$169.5

Net sales are as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Engine Products segment
Off-Road	$77.9	$67.5	$142.6	$136.1
On-Road	33.4	33.8	65.3	74.5
Aftermarket	330.2	308.1	647.4	627.5
Aerospace and Defense	20.9	26.2	43.3	56.6
Total Engine Products segment	462.4	435.6	898.6	894.7

Industrial Products segment
Industrial Filtration Solutions	149.9	155.0	285.6	304.1
Gas Turbine Systems	23.4	24.3	46.4	45.0
Special Applications	43.4	47.1	85.2	90.9
Total Industrial Products segment	216.7	226.4	417.2	440.0
Total Company	$679.1	$662.0	$1,315.8	$1,334.7
There were no customers that accounted for over 10% of net sales for the three and six months ended January 31, 2021 or 2020. There were no customers that accounted for over 10% of gross accounts receivable as of January 31, 2021 or as of July 31, 2020.
Note 17. Borrowings
The Company has a $500.0 million unsecured revolving credit facility that expires July 21, 2022. As of January 31, 2021, there was $377.3 million available on this facility. The Company also has a 364 day revolving credit agreement for $100.0 million that provides incremental borrowing capacity above the Company’s $500.0 million unsecured revolving credit facility. It has a maturity date of May 17, 2021 and a one year credit extension can be requested. As of January 31, 2021, there was $100.0 million available on this facility.
Certain debt agreements contain financial covenants related to interest coverage and leverage ratios, as well as customary non-financial covenants. As of January 31, 2021, the Company was in compliance with all such covenants.
Note 18. Restructuring
In the second quarter of fiscal 2021, the Company initiated activities to further improve its operating and manufacturing cost structure, primarily in its EMEA region. These activities resulted in the Company incurring restructuring expenses, primarily related to severance, of $14.8 million in the second quarter. At this time, the Company does not expect to incur additional restructuring expenses in fiscal 2021. Restructuring expenses of $5.8 million are included in cost of sales and $9.0 million are included in operating expenses on the Condensed Consolidated Statement of Earnings. Expenses of $2.5 million relate to the Engine Products segment, $6.5 million relate to the Industrial Products segment and $5.8 million relate to Corporate and unallocated segment. For the three months ended January 31, 2021 $0.6 million of the restructuring expenses were paid and $14.2 million were accrued at January 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Donaldson Company, Inc. and its subsidiaries (the Company) is a worldwide manufacturer of filtration systems and replacement parts. The Company’s core strengths are leading filtration technology, strong customer relationships and its global presence. Products are manufactured around the world. Products are sold to original equipment manufacturers (OEMs), distributors, dealers and directly to end users.
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
The coronavirus (COVID-19) outbreak, which was declared by the World Health Organization to be a pandemic, continues to impact economic conditions. Significant uncertainty exists at this time with respect to the severity and duration of the COVID-19 pandemic. Management cannot predict with specificity the extent and duration of any future impact on the business and financial results from COVID-19. The Company’s supply chain and manufacturing operations have, and may continue in the future to experience logistic and production-limiting constraints. The Company’s businesses have generally been designated as essential; however, it is possible that the businesses may not continue to operate under future government orders, or may be subject to site-specific health and safety concerns which could require certain operations to be halted for some period.
Consolidated Results of Operations
Three months ended January 31, 2021 compared with three months ended January 31, 2020
Operating results for the three months ended January 31, 2021 and 2020 are as follows (in millions):

	Three Months Ended January 31,
	2021	% of sales	2020	% of sales
Net sales	$679.1		$662.0
Cost of sales	453.8	66.8%	438.8	66.3%
Gross profit	225.3	33.2	223.2	33.7
Operating expenses	149.2	22.0	138.7	21.0
Operating income	76.1	11.2	84.5	12.8
Interest expense	3.3	0.5	4.5	0.7
Other income, net	(1.1)	(0.2)	(2.8)	(0.4)
Earnings before income taxes	73.9	10.9	82.8	12.5
Income taxes	17.7	2.6	18.4	2.8
Net earnings	$56.2	8.3%	$64.4	9.7%
Net sales for the three months ended January 31, 2021 were $679.1 million, compared with $662.0 million for the three months ended January 31, 2020, an increase of $17.1 million, or 2.6%. Net sales increased $26.8 million, or 6.2%, in the Engine Products segment and decreased $9.7 million, or 4.3%, in the Industrial Products segment compared with the same period in the prior fiscal year. Refer to the Segment Results of Operations section for further discussion on the Engine Products and Industrial Products segments. During the three months ended January 31, 2021, sales increased with varied demand by market and geography. For the three months ended January 31, 2021, the Asia Pacific region sales had an increase of 11.7%, the Latin America region sales had an increase of 7.7%, and the Europe, Middle East and Africa (EMEA) region sales had an increase of 3.6%. The increases were partially offset by the United States region sales decrease of 4.2%. Additionally, sales for the three months ended January 31, 2021 were positively impacted by the effect of foreign currency translation of $15.9 million, or 2.4%.

Cost of sales for the three months ended January 31, 2021 were $453.8 million, compared with $438.8 million for the three months ended January 31, 2020, an increase of $15.0 million, or 3.4%. Gross margin for the current year quarter was 33.2%, compared with 33.7% during the same period in the prior fiscal year. The gross margin decrease was primarily driven by a restructuring charges of $5.8 million and unfavorable mix of sales. The decreases were partially offset by benefits from lower raw material costs, due in part to the Company’s procurement initiatives.
Operating expenses for the three months ended January 31, 2021 were $149.2 million, compared with $138.7 million for the three months ended January 31, 2020, an increase of $10.5 million, or 7.6%. As a percentage of net sales, operating expenses for the current year quarter were 22.0%, compared with 21.0% during the same period in the prior fiscal year. The increase in operating expense as a percentage of net sales reflects restructuring charges of $9.0 million and increased incentive compensation expense, partially offset by disciplined expense management.
Interest expense was $3.3 million for the three months ended January 31, 2021, compared with $4.5 million for the three months ended January 31, 2020, a decrease of $1.2 million. The decrease was due to lower debt levels and interest rates compared with the same period in the prior fiscal year.
Other income, net for the three months ended January 31, 2021 was $1.1 million, compared with $2.8 million for the three months ended January 31, 2020, a decrease of $1.7 million. The decrease was primarily driven by several items including foreign exchanges losses.
The effective tax rate for the three months ended January 31, 2021 was 23.9%, compared with 22.2% for the three months ended January 31, 2020. The increase in the effective tax rate was primarily due to withholding taxes on certain foreign dividends related to ongoing global cash optimization initiatives and a reduction in excess tax benefits on stock-based compensation.
Net earnings for the three months ended January 31, 2021 were $56.2 million, compared with net earnings of $64.4 million for the three months ended January 31, 2020, a decrease of $8.2 million.
Six months ended January 31, 2021 compared with six months ended January 31, 2020
Operating results for the six months ended January 31, 2021 and 2020 are as follows (in millions):

	Six Months Ended January 31,
	2021	% of sales	2020	% of sales
Net sales	$1,315.8		$1,334.7
Cost of sales	867.8	66.0%	880.3	66.0%
Gross profit	448.0	34.0	454.4	34.0
Operating expenses	284.7	21.6	281.4	21.1
Operating income	163.3	12.4	173.0	13.0
Interest expense	6.8	0.5	9.0	0.7
Other expense (income), net	0.4	—	(5.5)	(0.4)
Earnings before income taxes	156.1	11.9	169.5	12.7
Income taxes	38.0	2.9	40.0	3.0
Net earnings	$118.1	9.0%	$129.5	9.7%
Net sales for the six months ended January 31, 2021 were $1,315.8 million, compared with $1,334.7 million for the six months ended January 31, 2020, a decrease of $18.9 million, or 1.4%. Net sales increased $3.9 million, or 0.4%, in the Engine Products segment and decreased $22.8 million, or 5.2%, in the Industrial Products segment compared with the same period in the prior fiscal year. Refer to the Segment Results of Operations section for further discussion on the Engine Products and Industrial Products segments. During the six months ended January 31, 2021, sales declined as a result of the economic impacts of the COVID-19 pandemic driving varied demand by market and geography. For the six months ended January 31, 2021, the United States region sales decreased 8.5%. The decrease was partially offset by the Asia Pacific region sales increase of 9.9% and the Latin America region sales increase of 0.5%. The EMEA region sales remained flat. Additionally, sales for the six months ended January 31, 2021 were positively impacted by the effect of foreign currency translation of $23.2 million, or 1.8%.
Cost of sales for the six months ended January 31, 2021 were $867.8 million, compared with $880.3 million for the six months ended January 31, 2020, a decrease of $12.5 million, or 1.4%. Gross margin for both the current year period and the same period in the prior fiscal year was 34.0%. Current year gross margin benefited from lower raw material costs, due in part to the Company’s procurement initiatives. These benefits were partially offset by loss of leverage on lower sales, including higher depreciation expense related to the Company’s capacity expansion projects and restructuring charges of $5.8 million.

Operating expenses for the six months ended January 31, 2021 were $284.7 million, compared with $281.4 million for the six months ended January 31, 2020, an increase of $3.3 million, or 1.2%. As a percentage of net sales, operating expenses for the current year period were 21.6%, compared with 21.1% during the same period in the prior fiscal year. The increase in operating expenses as a percentage of net sales resulted from restructuring charges of $9.0 million and an increase in incentive compensation, partially offset by disciplined expense management.
Interest expense was $6.8 million for the six months ended January 31, 2021, compared with $9.0 million for the six months ended January 31, 2020, a decrease of $2.2 million. The decrease was primarily due to lower debt levels and interest rates compared with the same period in the prior fiscal year.
Other expense, net for the six months ended January 31, 2021 was $0.4 million, compared with other income, net of $5.5 million for the six months ended January 31, 2020, a decrease of $5.9 million. The decrease was primarily related to the Company’s support of its communities and local efforts to combat the COVID-19 pandemic, including a donation of face masks, higher loss on foreign currency, and a pension curtailment charge.
The effective tax rate for the six months ended January 31, 2021 was 24.3%, compared with 23.6% for the six months ended January 31, 2020. The increase in the effective tax rate was primarily due to withholding taxes on certain foreign dividends related to ongoing global cash optimization initiatives and a reduction in excess tax benefits on stock-based compensation, partially offset by a favorable shift in the mix of earnings between tax jurisdictions.
Net earnings for the six months ended January 31, 2021 were $118.1 million, compared with net earnings of $129.5 million for the six months ended January 31, 2020, a decrease of $11.4 million.
Restructuring
In the second quarter of fiscal 2021, the Company initiated activities to further improve its operating and manufacturing cost structure, primarily in its EMEA region. These activities resulted in the Company incurring restructuring expenses, primarily related to severance, of $14.8 million in the second quarter. At this time, the Company does not expect to incur additional restructuring expenses in future periods. Expenses of $5.8 million are included in cost of sales and $9.0 million are included in operating expenses on the Condensed Consolidated Statement of Earnings. Expenses of $2.5 million relate to the Engine Products segment, $6.5 million relate to the Industrial Products segment and $5.8 million relate to Corporate and unallocated segment. For the three months ended January 31, 2021 $0.6 million of the restructuring expenses were paid, and $14.2 million were accrued at January 31, 2021. The Company expects $8 million in annualized savings from these restructuring activities once completed over the next twelve months.
Segment Results of Operations
Net sales and earnings before income taxes are as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Net sales
Engine Products segment	$462.4	$435.6	$898.6	$894.7
Industrial Products segment	216.7	226.4	417.2	440.0
Total Company	$679.1	$662.0	$1,315.8	$1,334.7

Earnings before income taxes
Engine Products segment	$61.3	$53.3	$121.7	$115.7
Industrial Products segment	25.8	34.6	53.3	64.1
Corporate and unallocated	(13.2)	(5.1)	(18.9)	(10.3)
Total Company	$73.9	$82.8	$156.1	$169.5
Corporate and unallocated includes corporate expenses determined to be non-allocable to the segments, such as interest expense and restructuring charges.

Engine Products Segment
Net sales are as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Engine Products segment
Off-Road	$77.9	$67.5	$142.6	$136.1
On-Road	33.4	33.8	65.3	74.5
Aftermarket	330.2	308.1	647.4	627.5
Aerospace and Defense	20.9	26.2	43.3	56.6
Total Engine Products segment	$462.4	$435.6	$898.6	$894.7

Engine Products segment earnings before income taxes	$61.3	$53.3	$121.7	$115.7
Three months ended January 31, 2021 compared with three months ended January 31, 2020
Net sales for the Engine Products segment for the three months ended January 31, 2021 were $462.4 million, compared with $435.6 million for the three months ended January 31, 2020, an increase of $26.8 million, or 6.2%, and 4.1% excluding the impact from currency translation. The Engine Products sales increase was driven by sales strength in Off-Road and Aftermarket businesses, partially offset by continued weakness in Aerospace and Defense and year-over-year sales decline in On-Road. The Aerospace and Defense sales decline was due primarily to commercial aerospace realizing significantly lower replacement sales, reflecting lower levels of utilization due to the COVID-19 pandemic. Sales in the Asia Pacific region increased from the prior year, led by China where market share gains and improving economic conditions drove strong sales growth in the Company’s Off-Road first-fit businesses and Aftermarket channels. The Asia Pacific, EMEA and Latin America regions sales growth were offset by sales declines in the United States region.
Earnings before income taxes for the Engine Products segment for the three months ended January 31, 2021 were $61.3 million, or 13.3% of Engine Products’ sales, an increase from $53.3 million, or 12.2% of Engine Products’ sales for the three months ended January 31, 2020. The increase was driven by benefits from the Company’s initiatives related to lower raw materials costs, pricing optimization and improved leverage. These benefits were partially offset by restructuring charges of $2.5 million.
Six months ended January 31, 2021 compared with six months ended January 31, 2020
Net sales for the Engine Products segment for the six months ended January 31, 2021 were $898.6 million, compared with $894.7 million for the six months ended January 31, 2020, an increase of $3.9 million, or 0.4%, and a decrease of 0.9% excluding the impact from currency translation. The Engine Products sales increase was driven by sales strength in Off-Road and replacement part businesses and foreign currency gains, partially offset by declines in On-Road and Aerospace and Defense. The Aerospace and Defense sales decline was due primarily to commercial aerospace realizing significantly lower replacement sales, reflecting lower levels of utilization due to the COVID-19 pandemic. Sales in the Asia Pacific region increased from the prior year, led by China where market share gains and improving economic conditions drove strong sales growth in the Company’s Off-Road first-fit businesses and Aftermarket channels.
Earnings before income taxes for the Engine Products segment for the six months ended January 31, 2021 were $121.7 million, or 13.5% of Engine Products’ sales, an increase from $115.7 million, or 12.9% of Engine Products’ sales for the six months ended January 31, 2020. The increase was driven by benefits from the Company’s initiatives related to lower raw materials costs, pricing optimization and favorable mix of sales. The benefits were partially offset by restructuring charges of $2.5 million incurred in the second quarter of fiscal 2021.

Industrial Products Segment
Net sales are as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Industrial Products segment
Industrial Filtration Solutions	$149.9	$155.0	$285.6	$304.1
Gas Turbine Systems	23.4	24.3	46.4	45.0
Special Applications	43.4	47.1	85.2	90.9
Total Industrial Products segment	$216.7	$226.4	$417.2	$440.0

Industrial Products segment earnings before income taxes	$25.8	$34.6	$53.3	$64.1
Three months ended January 31, 2021 compared with three months ended January 31, 2020
Net sales for the Industrial Products segment for the three months ended January 31, 2021 were $216.7 million, compared with $226.4 million for the three months ended January 31, 2020, a decrease of $9.7 million, or 4.3%, and 7.3% excluding the impact from currency translation. In most geographies, the COVID-19 pandemic’s impact on industrial production and customers’ willingness to make capital investments drove lower demand for dust collection products. Conditions were more favorable in China, where sales of dust collection products increased with recovery from the COVID-19 pandemic. Process Filtration sales to the food and beverage industry saw sales growth. Within Special Applications, lower sales of disk drive filters and PTFE roll-goods were partially offset by strong growth in sales of Integrated Venting Solutions.
Earnings before income taxes for the Industrial Products segment for the three months ended January 31, 2021 were $25.8 million, or 11.9% of Industrial Products’ sales, a decrease from $34.6 million, or 15.3% of Industrial Products’ sales for the three months ended January 31, 2020. The decrease was primarily driven by restructuring charges of $6.5 million, continued investments in the Company’s strategic growth initiatives and decreased sales.
Six months ended January 31, 2021 compared with six months ended January 31, 2020
Net sales for the Industrial Products segment for the six months ended January 31, 2021 were $417.2 million, compared with $440.0 million for the six months ended January 31, 2020, a decrease of $22.8 million, or 5.2%, and 7.7% excluding the impact from currency translation. In most geographies, the COVID-19 pandemic’s impact on industrial production and customers’ willingness to make capital investments drove lower demand for dust collection products. Conditions are more favorable in China, where sales of dust collection products increased as benefits from market share gains were complemented by recovery from the COVID-19 pandemic. The sales decline was partially offset by sales growth of Process Filtration products to the food and beverage industry. Within Special Applications, lower sales of disk drive filters and PTFE roll-goods were partially offset by strong growth in sales of Integrated Venting Solutions.
Earnings before income taxes for the Industrial Products segment for the six months ended January 31, 2021 were $53.3 million, or 12.8% of Industrial Products’ sales, a decrease from $64.1 million, or 14.6% of Industrial Products’ sales for the six months ended January 31, 2020. The decrease was driven by restructuring charges of $6.5 million incurred in the second quarter of fiscal 2021, continued investments in the Company’s strategic growth initiatives and decreased sales.
Liquidity and Capital Resources
Cash provided by operating activities for the six months ended January 31, 2021 was $202.3 million, compared with $176.8 million for the six months ended January 31, 2020, an increase of $25.5 million. The increase in cash provided by operating activities was primarily driven by year-over-year reductions in net operating assets and liabilities as the Company continues to manage its working capital.
Cash used in investing activities for the six months ended January 31, 2021 was $30.4 million, compared with $79.7 million for the six months ended January 31, 2020, a decrease of $49.3 million. In fiscal 2021, the Company continued investing in capital expenditures aligned with its strategic priorities, though capital expenditures decreased in fiscal 2021 as many larger scale initiatives were completed during fiscal 2020.

Cash used in financing activities generally relates to the use of cash for payment of dividends and repurchases of the Company’s common stock, net borrowing activity and proceeds from the exercise of stock options. To determine the level of dividend and share repurchases, the Company considers recent and projected performance across key financial metrics, including earnings, cash flow from operations and total debt. Dividends paid for the six months ended January 31, 2021 and 2020 were $53.1 million and $53.2 million, respectively. Share repurchases for the six months ended January 31, 2021 and 2020 were $46.3 million and $65.0 million, respectively.
Cash used in financing activities for the six months ended January 31, 2021 was $210.6 million, compared with $63.0 million for the six months ended January 31, 2020, an increase of $147.6 million. In fiscal 2021, cash was used to repay borrowings and to fund the Company’s needs, driven by expenditures on property, plant and equipment, dividends and share repurchases and purchases of non-controlling interests. In fiscal 2020, proceeds from long-term debt were used to fund the Company’s needs, driven by expenditures on property, plant and equipment, dividends and share repurchases.
Cash and cash equivalents as of January 31, 2021, was $207.3 million, compared with $236.6 million as of July 31, 2020. The Company has capacity of $743.0 million available for further borrowing under existing credit facilities as of January 31, 2021. The Company believes that the liquidity available from the combination of expected cash generated by operating activities, existing cash and available credit under existing credit facilities will be adequate to meet cash requirements for the next twelve months.
Accounts receivable, net as of January 31, 2021, was $492.9 million, compared with $455.3 million as of July 31, 2020, an increase of $37.6 million. Days sales outstanding were 65 days as of January 31, 2021, up from 63 days at July 31, 2020. Days sales outstanding is calculated using the count back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
Inventories, net as of January 31, 2021, was $347.6 million, compared with $322.7 million as of July 31, 2020, an increase of $24.9 million. Inventory turns were 5.4 times and 4.9 times per year as of January 31, 2021 and July 31, 2020, respectively. Inventory turns are calculated by taking the annualized cost of sales based on the trailing three month period divided by the average of the beginning and ending net inventory values of the three month period. The inventory turn improvement was driven by higher levels of sales and management’s efforts to control levels of inventories.
Long-term debt outstanding was $495.1 million as of January 31, 2021, compared with $617.4 million as of July 31, 2020, a decrease of $122.3 million due to use of strong cash flows to pay down balances on a revolving credit facility. As of January 31, 2021, total debt, including long-term debt and short-term borrowings, represented 32.5% of total capitalization, defined as total debt plus total shareholders’ equity, compared with 38.7% as of July 31, 2020. As of January 31, 2021, the Company is in compliance with its financial covenants.
The Company has a $500.0 million unsecured revolving credit facility that expires July 21, 2022. As of January 31, 2021, there was $377.3 million available on this facility. The Company also has a 364 day revolving credit agreement for $100.0 million that provides incremental borrowing capacity above the Company’s $500.0 million unsecured revolving credit facility. The credit facility has a maturity date of May 17, 2021 and a one year credit extension can be requested. As of January 31, 2021, there was $100.0 million available on this facility.
The Company guarantees 50% of certain debt of its joint venture, Advanced Filtration Systems Inc., as further discussed in Note 14 in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report.
New Accounting Standards Not Yet Adopted
None.
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
These forward-looking statements speak only as of the date such statements are made and are subject to risks and uncertainties that could cause the Company’s results to differ materially from these statements. These factors include, but are not limited to, pandemics and unexpected events, including the COVID-19 pandemic; economic and industrial conditions worldwide; the Company’s ability to maintain competitive advantages; threats from disruptive innovation; highly competitive markets with pricing pressure; the Company’s ability to protect and enforce its intellectual property; the difficulties in operating globally; customer concentration in certain cyclical industries; significant demand fluctuations; unavailable raw materials or material cost inflation; inability of operations to meet customer demand; difficulties with information technology systems and security; foreign currency fluctuations; governmental laws and regulations; litigation; changes in tax laws and tax rates; regulations and results of examinations; the Company’s ability to attract and retain qualified personnel; changes in capital and credit markets; execution of the Company’s acquisition, divestiture and other strategic transactions strategy; the possibility of intangible asset impairment; the Company’s ability to manage productivity improvements; unexpected events and business disruptions; the Company’s ability to maintain an effective system of internal control over financial reporting; the United Kingdom’s decision to end its membership in the European Union and other factors included in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2020. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.
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
During the six months ended January 31, 2021, the U.S. dollar was weaker than in the six months ended January 31, 2020 compared with many of the currencies of the foreign countries in which the Company operates. The overall weaker dollar had a positive impact on the Company’s international net sales results because the foreign denominated revenues translated into more U.S. dollars. Foreign currency translation had a positive impact to net sales and net earnings in many regions around the world. The estimated impact of foreign currency translation for the six months ended January 31, 2021, resulted in an overall increase in reported net sales by $23.2 million and net earnings of approximately $2.5 million, compared with the same period in the prior fiscal year.
Forward Foreign Currency Exchange Contracts
The Company uses forward currency exchange contracts to manage exposure to fluctuations in foreign currency. The Company enters into certain purchase commitments with foreign suppliers based on the value of its purchasing subsidiaries’ local currency relative to the currency requirement of the supplier on the date of the commitment. The Company also sells into foreign countries based on the value of purchaser’s local currency. The Company mitigates risk using forward currency contracts that generally mature in 12 months or less, which is consistent with the related purchases and sales. Contracts that qualify for hedge accounting are designated as cash flow hedges.

Net Investment Hedges
The Company uses fixed-to-fixed cross-currency swap agreements to hedge its exposure to adverse foreign currency exchange rate movements for its operations in Europe through July 2029. The Company has elected the spot method for assessing effectiveness of these contracts.
Based on the net investment hedge outstanding as of January 31, 2021, a 10% appreciation of the U.S. dollar compared to the Euro, would result in a net gain of $6.3 million in the fair value of these contracts.
Interest Rate Swaps
The Company uses swap agreements to hedge exposure related to interest expense and to manage its exposure to interest rate movements. During the first quarter of fiscal 2021, the Company entered into an interest rate swap agreement designated as a cash flow hedge with an aggregate notional amount of $40.0 million hedging future fixed-rate debt issuances, which effectively fixed a portion of interest payments based on the ten year treasury rates. This instrument has a mandatory termination date of on or before July 31, 2021. An increase in the interest rate by 1% would result in a net gain of $3.9 million for this contract.
Interest Rates
The Company’s exposure to market risk for changes in interest rates relates primarily to debt obligations that are at variable rates, as well as the potential increase in fair value of long-term debt resulting from a potential decrease in interest rates. As of January 31, 2021, the Company’s financial liabilities with exposure to changes in interest rates consisted mainly of $115.0 million outstanding on the Company’s revolving credit facility, €80.0 million, or $97.1 million on a variable rate term loan, and ¥1.6 billion, or $15.3 million, of variable rate senior notes. As of January 31, 2021, additional short-term borrowings outstanding consisted of $6.8 million and ¥900 million, or $8.6 million. Assuming a hypothetical increase of 0.5% in short-term interest rates, with all other variables remaining constant, interest expense would have increased roughly $0.5 million and interest income would have increased roughly $0.2 million in the six months ended January 31, 2021. Interest rate changes would also affect the fair market value of fixed-rate debt. As of January 31, 2021, the estimated fair value of long-term debt with fixed interest rates was $297.5 million compared to its carrying value of $275.0 million. The fair value is estimated by discounting the projected cash flows using the rate at which similar amounts of debt could currently be borrowed.
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
Chinese Notes
Consistent with common business practice in China, the Company’s Chinese subsidiaries accept bankers’ acceptance notes from Chinese customers in settlement of certain customer billed accounts receivable. Bankers’ acceptance notes represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers’ acceptance note as of the maturity date. The maturity date of bankers’ acceptance notes varies, but it is the Company’s policy to only accept bankers’ acceptance notes with maturity dates no more than 270 days from the date of the Company’s receipt of such draft. As of January 31, 2021 and July 31, 2020, the Company owned $12.9 million and $12.1 million, respectively, of these bankers’ acceptance notes and includes them in accounts receivable on the Company’s Condensed Consolidated Balance Sheets.

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
Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company believes the recorded estimated liability on its Condensed Consolidated Financial Statements for claims or litigation is adequate and appropriate for the probable and estimable outcomes. Any recorded liabilities were not material to the Company’s financial position, results of operations or liquidity and the Company believes it is remote that the settlement of any of the currently identified claims or litigation will be materially in excess of what is accrued. The Company records provisions when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and litigation are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter.
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
Information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the three months ended January 31, 2021 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Still Be Purchased Under the Plans or Programs
November 1 - November 30, 2020	154,347	$50.62	154,347	10,243,520
December 1 - December 31, 2020	138,056	55.67	134,787	10,108,733
January 1 - January 31, 2021	260,481	59.09	260,481	9,848,252
Total	552,884	$55.87	549,615	9,848,252
(1)The Board of Directors has authorized the repurchase of up to 13.0 million shares of the Company’s common stock. This repurchase authorization is effective until terminated by the Board of Directors. The Company has remaining authorization to repurchase 9.8 million shares under this plan. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the three months ended January 31, 2021. The “Total Number of Shares Purchased” column of the table above includes 3,269 shares of previously owned shares tendered by option holders in payment of the exercise price of options during the fiscal second quarter. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under stock-based awards to cover the withholding of taxes due as a result of exercising stock options or vesting of stock-based awards.

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
101
The following information from Donaldson Company, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2021, as filed with the Securities and Exchange Commission, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity and (vi) the Notes to Condensed Consolidated Financial Statements

104	The cover page from Donaldson Company Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2021, formatted in iXBRL (included as Exhibit 101).

*	Exhibit has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference as an exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DONALDSON COMPANY, INC.
(Registrant)

Date: March 2, 2021	By:	/s/ Tod E. Carpenter
Tod E. Carpenter Chairman, President and Chief Executive Officer (duly authorized officer)

Date: March 2, 2021	By:	/s/ Scott J. Robinson
Scott J. Robinson Senior Vice President and Chief Financial Officer (principal financial officer)

Date: March 2, 2021	By:	/s/ Peter J. Keller
Peter J. Keller Corporate Controller (principal accounting officer)