Form 10-Q
period 2021-04-30
DONALDSON CO INC
filed 2021-06-07
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 24, 2021, 125,584,716 shares of the registrant’s common stock, par value $5.00 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Net sales	$765.0	$629.7	$2,080.8	$1,964.4
Cost of sales	507.0	420.5	1,374.8	1,300.7
Gross profit	258.0	209.2	706.0	663.7
Operating expenses	148.6	124.7	433.3	406.1
Operating income	109.4	84.5	272.7	257.6
Interest expense	3.2	4.4	9.9	13.5
Other income, net	(4.7)	(4.3)	(4.2)	(9.8)
Earnings before income taxes	110.9	84.4	267.0	253.9
Income taxes	26.5	21.0	64.4	61.0
Net earnings	$84.4	$63.4	$202.6	$192.9

Weighted average shares – basic	126.4	126.9	126.6	127.0
Weighted average shares – diluted	128.3	127.7	128.2	128.5

Net earnings per share – basic	$0.67	$0.50	$1.60	$1.52
Net earnings per share – diluted	$0.66	$0.50	$1.58	$1.50

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Net earnings	$84.4	$63.4	$202.6	$192.9
Other comprehensive income (loss):
Foreign currency translation (loss) income	(0.2)	(35.3)	36.3	(24.8)
Pension liability adjustment, net of deferred taxes of $(5.9), $0.7, $(7.6), and $0.4, respectively	18.5	(2.0)	24.6	—
Derivatives:
Gains (losses) on hedging derivatives, net of deferred taxes of $(0.2), $(0.9), $0.1, and $(0.2), respectively	1.0	1.4	(0.1)	2.2
Reclassifications of losses (gains) on hedging derivatives to net earnings, net of taxes of $(0.1), $(1.2), $0.1, and $(1.9), respectively	0.1	2.1	(0.4)	3.4
Total derivatives	1.1	3.5	(0.5)	5.6
Net other comprehensive income (loss)	19.4	(33.8)	60.4	(19.2)
Comprehensive income	$103.8	$29.6	$263.0	$173.7

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	April 30, 2021	July 31, 2020
Assets
Current assets:
Cash and cash equivalents	$215.3	$236.6
Accounts receivable, less allowances of $7.4 and $6.2, respectively	541.3	455.3
Inventories, net	360.1	322.7
Prepaid expenses and other current assets	82.0	82.1
Total current assets	1,198.7	1,096.7
Property, plant and equipment, net	626.3	631.6
Goodwill	322.9	316.8
Other long-term assets	206.7	199.5
Total assets	$2,354.6	$2,244.6

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$25.1	$3.8
Current maturities of long-term debt	19.4	5.7
Accounts payable	268.1	187.7
Accrued employee compensation and related taxes	119.8	71.2
Current income taxes	20.2	17.6
Other current liabilities	96.2	120.8
Total current liabilities	548.8	406.8
Long-term debt	454.6	617.4
Non-current income taxes payable	79.5	87.4
Other long-term liabilities	118.3	129.2
Total liabilities	1,201.2	1,240.8

Redeemable non-controlling interest	—	10.9

Shareholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued	758.2	758.2
Additional paid-in capital	5.4	—
Retained earnings	1,579.1	1,430.0
Non-controlling interest	—	5.8
Stock-based compensation plans	12.1	15.9
Accumulated other comprehensive loss	(123.6)	(184.0)
Treasury stock, 25,884,997 and 25,304,515 shares, respectively, at cost	(1,077.8)	(1,033.0)
Total shareholders’ equity	1,153.4	992.9
Total liabilities and shareholders’ equity	$2,354.6	$2,244.6

 See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended April 30,
	2021	2020
Operating Activities
Net earnings	$202.6	$192.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	70.4	64.6
Deferred income taxes	(5.4)	2.4
Stock-based compensation expense	11.6	11.6
Other, net	16.1	19.2
Changes in operating assets and liabilities	10.3	(25.5)
Net cash provided by operating activities	305.6	265.2

Investing Activities
Net expenditures on property, plant and equipment	(40.2)	(106.2)
Net cash used in investing activities	(40.2)	(106.2)

Financing Activities
Proceeds from long-term debt	—	262.7
Repayments of long-term debt	(165.0)	(111.1)
Change in short-term borrowings	21.6	5.7
Purchase of non-controlling interests	(14.4)	—
Purchase of treasury stock	(78.7)	(94.3)
Dividends paid	(79.5)	(79.8)
Tax withholding payments for stock compensation transactions	(4.0)	(6.3)
Exercise of stock options	24.5	19.4
Net cash used in financing activities	(295.5)	(3.7)
Effect of exchange rate changes on cash	8.8	(6.6)
(Decrease) increase in cash and cash equivalents	(21.3)	148.7
Cash and cash equivalents, beginning of period	236.6	177.8
Cash and cash equivalents, end of period	$215.3	$326.5

Supplemental Cash Flow Information
Income taxes paid	$76.5	$59.5
Interest paid	$9.0	$14.2
Supplemental Disclosure of Non-Cash Transactions
Accrued property, plant and equipment additions	$7.3	$9.9
Leased assets obtained in exchange for new operating lease liabilities	$6.2	$23.3
Transfer of operating lease asset and operating lease liability	$(9.2)	$—
Recognized financing lease asset and finance lease liability	$13.9	$—

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended April 30, 2021 and 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Stock-Based Compensation Plans	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance January 31, 2021	$758.2	$5.1	$1,494.4	$—	$13.2	$(143.0)	$(1,053.5)	$1,074.4
Net earnings			84.4					84.4
Other comprehensive income						19.4		19.4
Treasury stock acquired							(32.4)	(32.4)
Dividends declared			0.1					0.1
Stock compensation and other activity		0.3	0.2		(1.1)		8.1	7.5
Balance April 30, 2021	$758.2	$5.4	$1,579.1	$—	$12.1	$(123.6)	$(1,077.8)	$1,153.4

Balance January 31, 2020	$758.2	$—	$1,354.1	$5.6	$14.5	$(178.3)	$(1,013.7)	$940.4
Net earnings			63.4					63.4
Other comprehensive loss						(33.8)		(33.8)
Treasury stock acquired							(29.3)	(29.3)
Dividends declared			0.1					0.1
Stock compensation and other activity			1.2	0.1	(0.5)		2.9	3.7
Balance April 30, 2020	$758.2	$—	$1,418.8	$5.7	$14.0	$(212.1)	$(1,040.1)	$944.5

	Nine Months Ended April 30, 2021 and 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Stock-Based Compensation Plans	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance July 31, 2020	$758.2	$—	$1,430.0	$5.8	$15.9	$(184.0)	$(1,033.0)	$992.9
Net earnings			202.6					202.6
Other comprehensive income						60.4		60.4
Treasury stock acquired							(78.7)	(78.7)
Dividends declared ($0.42 per share)			(52.9)					(52.9)
Purchase of non-controlling interests		2.2		(5.9)				(3.7)
Stock compensation and other activity		3.2	(0.6)	0.1	(3.8)		33.9	32.8
Balance April 30, 2021	$758.2	$5.4	$1,579.1	$—	$12.1	$(123.6)	$(1,077.8)	$1,153.4

Balance July 31, 2019	$758.2	$—	$1,281.5	$5.4	$21.7	$(192.9)	$(981.2)	$892.7
Net earnings			192.9					192.9
Other comprehensive loss						(19.2)		(19.2)
Treasury stock acquired							(94.3)	(94.3)
Dividends declared ($0.42 per share)			(53.0)					(53.0)
Stock compensation and other activity			(2.6)	0.3	(7.7)		35.4	25.4
Balance April 30, 2020	$758.2	$—	$1,418.8	$5.7	$14.0	$(212.1)	$(1,040.1)	$944.5

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Donaldson Company, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of earnings, comprehensive income, financial position, cash flows and changes in shareholders’ equity have been included and are of a normal recurring nature. Operating results for the three and nine month periods ended April 30, 2021 are not necessarily indicative of the results that may be expected for future periods. The year end Condensed Consolidated Balance Sheet information was derived from the Company’s Audited Consolidated Financial Statements but does not include all disclosures required by GAAP. For further information, refer to the Audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2020.
The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amount of assets and liabilities and the disclosures regarding contingent assets and liabilities at period end and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
The effects of the ongoing coronavirus (COVID-19) pandemic continue to impact economic conditions. The Company experienced increased sales in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020; however, the Company’s supply chain and manufacturing operations have experienced logistics and production-timing constraints, and may continue to experience such constraints in the future partly depending upon the severity and duration of the COVID-19 pandemic. Management cannot predict with specificity the extent and duration of any future impact on the Company’s business and financial results from the COVID-19 pandemic.
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

Note 3. Supplemental Balance Sheet Information
The components of net inventories are as follows (in millions):

	April 30, 2021	July 31, 2020
Raw materials	$125.0	$109.6
Work in process	38.6	32.8
Finished products	196.5	180.3
Total inventories, net	$360.1	$322.7
The components of net property, plant and equipment are as follows (in millions):

	April 30, 2021	July 31, 2020
Land	$27.4	$24.9
Buildings	409.5	384.5
Machinery and equipment	957.8	880.1
Computer software	144.9	145.4
Construction in progress	59.1	102.8
Less: accumulated depreciation	(972.4)	(906.1)
Total property, plant and equipment, net	$626.3	$631.6
Land and buildings include $2.0 million and $11.9 million, respectively, or $13.9 million related to a finance lease as of April 30, 2021.
Note 4. Earnings Per Share
Basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. Diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options and stock incentive plans.
Basic and diluted net earnings per share calculations are as follows (in millions, except per share amounts):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Net earnings	$84.4	$63.4	$202.6	$192.9

Weighted average common shares outstanding
Weighted average common shares – basic	126.4	126.9	126.6	127.0
Dilutive impact of stock-based awards	1.9	0.8	1.6	1.5
Weighted average common shares – diluted	128.3	127.7	128.2	128.5

Net earnings per share – basic	$0.67	$0.50	$1.60	$1.52
Net earnings per share – diluted	$0.66	$0.50	$1.58	$1.50
Stock options excluded from net earnings per share	—	2.5	0.8	1.7

Note 5. Goodwill and Intangible Assets
Goodwill is assessed for impairment annually during the third quarter of the fiscal year, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company performed its annual impairment assessment during the third quarter of fiscal 2021 and did not record any impairment as a result of this assessment.
Goodwill by reportable segment is as follows (in millions):

	Nine months ended April 30, 2021
	Engine Products	Industrial Products	Total
Balance at beginning of period	$84.8	$232.0	$316.8
Goodwill acquired	—	—	—
Currency translation	0.1	6.0	6.1
Balance at end of period	$84.9	$238.0	$322.9
Intangible asset classes are as follows (in millions):

	April 30, 2021			July 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	$107.5	$(54.9)	$52.6	$105.2	$(50.0)	$55.2
Patents, trademarks and technology	24.3	(13.3)	11.0	23.7	(11.6)	12.1
Total intangible assets, net	$131.8	$(68.2)	$63.6	$128.9	$(61.6)	$67.3
Amortization expense was $2.2 million and $6.4 million for the three and nine months ended April 30, 2021, respectively, and was $2.1 million and $6.4 million for the three and nine months ended April 30, 2020, respectively.
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
Revenue Disaggregation
Net sales, generally disaggregated by location where the customer’s order was placed, are as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
U.S. and Canada	$294.6	$265.2	$801.8	$819.6
Europe, Middle East and Africa (EMEA)	232.7	182.1	621.7	570.9
Asia Pacific	169.0	134.9	474.5	412.8
Latin America	68.7	47.5	182.8	161.1
Total net sales	$765.0	$629.7	$2,080.8	$1,964.4
See Note 17 for net sales disaggregated by segment.

Contract Assets and Liabilities
The satisfaction of performance obligations and the resulting recognition of revenue typically correspond with billing the customer. In limited circumstances, the customer may be billed at a time later than when revenue is recognized, resulting in contract assets, which are reported in other current assets on the Condensed Consolidated Balance Sheets. Contract assets were $12.5 million and $11.9 million as of April 30, 2021 and July 31, 2020, respectively. In other limited circumstances, the customer may make a payment at a time earlier than when revenue is recognized and prior to the satisfaction of performance obligations, resulting in contract liabilities, which are reported in other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. Contract liabilities were $13.5 million and $10.0 million as of April 30, 2021 and July 31, 2020, respectively.
The Company will recognize revenue in future periods related to remaining performance obligations for certain open contracts. Generally, these contracts have terms of one year or less. The amount of revenue related to unsatisfied performance obligations in which the original duration of the contract is greater than one year, is not significant.
Note 7. Warranty
The Company estimates warranty expense on certain products at the time of sale. The reconciliation of warranty reserves is as follows (in millions):

	Nine Months Ended April 30,
	2021	2020
Balance at beginning of period	$9.5	$11.2
Accruals for warranties issued during the reporting period	0.9	2.0
Accruals related to pre-existing warranties (including changes in estimates)	(1.7)	(0.9)
Settlements made during the period	(2.3)	(2.5)
Balance at end of period	$6.4	$9.8
There were no individually material specific warranty matters accrued for or significant settlements made the nine months ended April 30, 2021 or 2020.
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
Stock option expense is as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Pretax compensation expense associated with stock options	$1.8	$1.3	$9.3	$9.0
Stock-based compensation expense is recognized using the fair value method for all stock option awards. The Company determines the fair value of these awards using the Black-Scholes option pricing model.

Stock option activity is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding as of July 31, 2020	6,533,979	$42.44
Granted	1,004,631	46.61
Exercised	(747,367)	34.95
Canceled/forfeited	(28,414)	50.15
Outstanding as of April 30, 2021	6,762,829	$43.86
Performance-Based Awards
Performance-based awards are payable in common stock and are based on a formula that measures Company performance over a three year period. These awards are settled after three years with payouts ranging from zero to 200% of the target award value depending on achievement.
Performance-based award expense is as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Pretax compensation expense associated with performance-based awards	$(0.8)	$(0.3)	$1.2	$1.5
Performance-based award activity is as follows:

	Performance Shares Outstanding	Weighted Average Grant Date Fair Value
Non-vested at July 31, 2020	198,200	$54.93
Granted	106,100	46.06
Vested	—	—
Canceled	—	—
Non-vested at April 30, 2021	304,300	$51.84

Note 9. Employee Benefit Plans
The Company has defined benefit pension plans for many of its hourly and salaried employees. There are two types of plans in the U.S. The Hourly Pension Plan is primarily for union production employees. The Company no longer allows entrants into the Hourly Pension Plan and certain participating employees continue to accrue Company contribution credits. The Salaried Pension Plan is for some salaried and non-union production employees. The Company no longer allows entrants into the Salaried Pension Plan and the participating employees no longer accrue Company contribution credits. Non-U.S. defined benefit pension plans consist of plans in Belgium, Germany, Mexico and the United Kingdom. These plans generally provide pension benefits based on years of service and compensation level. Components of net periodic benefit cost other than the service cost component are included in other income, net on the Condensed Consolidated Statements of Earnings.

Net periodic benefit costs for the Company’s pension plans are as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Net periodic benefit costs
Service cost	$2.0	$1.5	$6.1	$4.7
Interest cost	2.5	3.3	7.4	10.1
Expected return on assets	(5.9)	(6.5)	(17.6)	(19.5)
Prior service cost amortization	0.1	0.2	0.4	0.5
Actuarial loss amortization	2.1	1.6	6.2	4.8
Settlement cost	1.1	2.3	1.1	2.3
Curtailment charge	—	—	0.8	—
Net periodic benefit costs	$1.9	$2.4	$4.4	$2.9
During the first quarter of fiscal 2021, the Company recorded a pension curtailment charge of $0.8 million as a result of freezing the pension benefit to certain employees in the Hourly Pension Plan. During the third quarter of fiscal 2021 and fiscal 2020, the Company recorded a settlement charge of $1.1 million and $2.3 million, respectively, as a result of lump sum distributions during the year exceeding the sum of the service and interest cost components of the annual net periodic pension cost in the Salaried Pension Plan. The corresponding remeasurements resulted in a decrease in the Company’s pension obligation for the Hourly Pension Plan, an increase in the Company’s pension asset for the Salaried Pension Plan, with a corresponding adjustment to other comprehensive income (loss) on the Condensed Consolidated Statements of Comprehensive Income of $25.4 million (see Note 14).
The Company’s general funding policy is to make at least the minimum required contributions as required by applicable regulations, plus any additional amounts that it determines to be appropriate. Future estimates of the Company’s required pension plan contributions may change significantly depending on the actual rate of return on plan assets, discount rates and regulatory requirements.
Note 10. Income Taxes
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to state and foreign income tax examinations by tax authorities for years before 2015. The U.S. Internal Revenue Service has completed examinations of the Company’s U.S. federal income tax returns through 2017.
As of April 30, 2021, gross unrecognized tax benefits were $17.9 million and accrued interest and penalties on these unrecognized tax benefits were $1.8 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income taxes on the Condensed Consolidated Statements of Earnings. The Company estimates that within the next 12 months it is reasonably possible that its uncertain tax positions could decrease by as much as $1.7 million due to lapses in statutes of limitation. The statutes of limitation periods for the Company’s various tax jurisdictions range from two years to ten years.
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
Short-term Financial Instruments
As of April 30, 2021, the carrying values of cash and cash equivalents, accounts receivable, short-term borrowings and accounts payable approximate fair value because of the short-term nature of these instruments, and are classified as Level 1 in the fair value hierarchy.
Long-term Debt
As of April 30, 2021, the estimated fair values of fixed interest rate long-term debt were $293.3 million compared to the carrying values of $275.0 million. As of July 31, 2020, the estimated fair values of fixed interest rate long-term debt were $297.3 million compared to the carrying values of $275.0 million. The fair values are estimated by discounting the projected cash flows using the rates at which similar amounts of debt could currently be borrowed. The carrying values of variable interest rate long-term debt were $186.3 million and $350.0 million as of April 30, 2021 and July 31, 2020, respectively, and approximate fair values. Long-term debt is classified as Level 2 in the fair value hierarchy.
Equity Method Investments
The Company holds equity method investments, which are included in other long-term assets on the accompanying Condensed Consolidated Balance Sheets. The aggregate carrying amount of these investments was $24.2 million and $21.7 million as of April 30, 2021 and July 31, 2020, respectively. These equity method investments are measured at fair value on a non-recurring basis. The fair value of the Company’s equity method investments has not been estimated as there have been no identified events or changes in circumstance that would have had an adverse impact on the value of these investments. In the event that these investments are required to be measured, they would fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value, as the investments are in privately-held entities.
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
The fair values of the Company’s forward foreign currency exchange contracts, net investment hedges and interest rate swaps reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price). The fair values are based on inputs other than quoted prices that are observable for the asset or liability and are determined by standard calculations and models that use readily observable market parameters. These inputs include foreign currency exchange rates and interest rates. Industry standard data providers are the primary source for forward and spot rate information for both interest rates and foreign currency exchange rates. The fair values of the Company’s forward foreign currency exchange contracts, net investment hedges and interest rate swaps are classified as Level 2 in the fair value hierarchy.
Forward Foreign Currency Exchange Contracts
The Company buys materials from foreign suppliers. Those transactions can be denominated in those suppliers’ local currency. The Company also sells to customers in foreign countries. Those transactions can be denominated in those customers’ local currency. Both of these transaction types can create volatility in the Company’s financial statements. The Company uses forward currency exchange contracts to manage those exposures and fluctuations. These contracts generally mature in twelve months or less, which is consistent with the forecasts of the related purchases and sales. Certain contracts are designated as cash flow hedges, whereas the remaining contracts, related to certain intercompany transactions, are undesignated.
Net Investment Hedges
The Company uses fixed-to-fixed cross-currency swap agreements to hedge its exposure to adverse foreign currency exchange rate movements for its operations in Europe. The Company has elected the spot method of designating these contracts as cash flow hedges.

Interest Rate Swaps
The Company uses swap agreements to hedge exposure related to interest expense and to manage its exposure to interest rate movements. During the first and third quarters of fiscal 2021, the Company entered into interest rate swap agreements designated as cash flow hedges with aggregate notional amounts of $40.0 million and $25.0 million, respectively, hedging future fixed-rate debt issuances, which effectively fixed a portion of interest payments based on the ten year treasury rates. Both instruments terminated on May 5, 2021 generating a realized gain of $2.6 million, and were subsequently recognized in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheet and will be amortized to interest expense over the life of the related debt which is set to be issued in August 2021.
Fair Value of Derivative Contracts
The fair value of the Company’s derivative contracts, which are recorded on the Company’s Condensed Consolidated Balance Sheets, are as follows (in millions):

			Fair Values Significant Other Observable Inputs
	Total Notional Amounts		Assets (1)		Liabilities (2) (3)
	April 30,	July 31,	April 30,	July 31,	April 30,	July 31,
	2021	2020	2021	2020	2021	2020
Designated as hedging instruments
Forward foreign currency exchange contracts(4)	$39.5	$68.1	$0.4	$0.1	$0.9	$0.6
Net investment hedge	55.8	55.8	1.1	1.2	3.3	—
Interest rate swaps	65.0	—	3.0	—	—	—
Total designated	160.3	123.9	4.5	1.3	4.2	0.6

Not designated as hedging instruments
Forward foreign currency exchange contracts(5)	151.4	169.1	0.9	2.0	0.9	0.8
Total not designated	151.4	169.1	0.9	2.0	0.9	0.8
Total	$311.7	$293.0	$5.4	$3.3	$5.1	$1.4
(1)As of April 30, 2021, the Company recorded $5.3 million in other current assets on the Company’s Condensed Consolidated Balance Sheets. As of July 31, 2020, the Company recorded $3.2 million and $0.1 million in other current assets and other long-term assets, respectively, on the Company’s Condensed Consolidated Balance Sheets.
(2)The forward foreign currency exchange contracts are recorded in other current liabilities on the Company’s Condensed Consolidated Balance Sheets.
(3)The net investment hedge is recorded in other long-term liabilities on the Company’s Condensed Consolidated Balance Sheets.
(4)The total notional amount of $39.5 million as of April 30, 2021 includes purchases of $26.9 million and sales of $12.6 million, or a net of $14.4 million. The total notional amount of $68.1 million as of July 31, 2020 includes purchases of $45.2 million and sales of $22.9 million, or a net of $22.3 million.
(5)The total notional amount of $151.4 million as of April 30, 2021 includes purchases of $76.6 million and sales of $74.8 million, or a net of $1.8 million. The total notional amount of $169.1 million as of July 31, 2020 includes purchases of $82.9 million and sales of $86.2 million, or a net of $(3.2) million.
Changes in the fair value of the Company’s designated hedges are reported in accumulated other comprehensive loss until the related transaction occurs on the Company’s Condensed Consolidated Balance Sheets. Designated hedges are recognized as a component of sales, cost of sales, and operating expenses and other income, net in the Company’s Condensed Consolidated Statements of Earnings upon occurrence of the related hedged transaction. Interest earned is reported in other income, net.
Hedges which are not designated are recognized in other income, net in the Company’s Condensed Consolidated Statements of Earnings upon occurrence of the related hedged transaction. Changes in the fair value of these hedges are recognized in other income, net.
Cash flows are recorded in operating activities in the Condensed Consolidated Statements of Cash Flows.

Amounts related to forward foreign currency exchange contracts are expected to be reclassified into earnings during the next twelve months, based upon the timing of inventory purchases and sales. Amounts related to the net investment hedge are expected to be reclassified into earnings through their termination in July 2029. See Note 14 for additional information on accumulated other comprehensive loss.
Credit Risk Related Contingent Features
Contract provisions may require the posting of collateral or settlement of the contracts for various reasons, including if the Company’s credit ratings are downgraded below its investment grade credit rating by any of the major credit agencies or for cross default contractual provisions if there is a failure under other financing arrangements related to payment terms or covenants. As of April 30, 2021 and July 31, 2020, no collateral was posted.
Counterparty Credit Risk
There is risk that counterparties to derivative contracts will fail to meet their contractual obligations. In order to mitigate counterparty credit risk, the Company only enters into contracts with carefully selected financial institutions based upon their credit ratings and certain other financial factors.
Note 12. Borrowings
The Company had a $500.0 million unsecured revolving credit facility that was due to expire July 21, 2022. As of April 30, 2021, there was $417.3 million available on this facility. On May 21, 2021, the Company entered into a new five year committed, unsecured, revolving credit facility in the amount of $500.0 million, which replaced the Company’s previously existing $500.0 million unsecured revolving credit facility. The new agreement includes an option to increase the facility up to $250.0 million per the terms of the agreement, matures May 21, 2026 and has substantially the same terms and conditions as the previous agreement.
The Company also had a 364 day revolving credit agreement for $100.0 million as of April 30, 2021 that provided incremental borrowing capacity above the Company’s $500.0 million unsecured revolving credit facility. The 364 day revolving credit agreement expired on May 17, 2021 and the Company did not renew this agreement.
On May 21, 2021, the Company issued $150.0 million in senior unsecured notes. The first tranche is a $100.0 million ten year note due 2031 at a fixed interest rate of 2.5%, and proceeds will be received in August 2021. The second tranche is a $50.0 million seven year note due 2028 at a fixed interest rate of 2.12%, and proceeds will be received in November 2021. Interest payments will be due semi-annually. The unsecured notes specify both financial and non-financial covenants and address events of default.
Certain debt agreements contain financial covenants related to interest coverage and leverage ratios, as well as customary non-financial covenants. As of April 30, 2021, the Company was in compliance with all such covenants.
Note 13. Shareholders’ Equity
Share Repurchases
The Company’s Board of Directors has authorized the repurchase of up to 13.0 million shares of common stock under the Company’s stock repurchase plan. This repurchase authorization is effective until terminated by the Board of Directors. During the nine months ended April 30, 2021, the Company repurchased 1,411,321 shares for $78.7 million. As of April 30, 2021, the Company had remaining authorization to repurchase 9.3 million shares under this plan.
Dividends Paid and Declared
Dividends paid were 21.0 and 63.0 cents per common share for the three and nine months ended April 30, 2021 and 2020.
On May 26, 2021, the Company’s Board of Directors declared a cash dividend in the amount of 22.0 cents per common share, payable June 25, 2021, to shareholders of record as of June 10, 2021.

Note 14. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three months ended April 30, 2021 and 2020 are as follows (in millions):

	Foreign Currency Translation Adjustment	Pension Benefits		Derivative Financial Instruments		Total
Balance as of January 31, 2021, net of tax	$(37.5)	$(103.9)		$(1.6)		$(143.0)
Other comprehensive (loss) income before reclassifications and tax	(0.2)	21.4	(1)	1.2		22.4
Tax expense	—	(5.2)		(0.2)		(5.4)
Other comprehensive (loss) income before reclassifications, net of tax	(0.2)	16.2		1.0		17.0
Reclassifications, before tax	—	3.0	(2)	0.2	(3)	3.2
Tax expense	—	(0.7)		(0.1)		(0.8)
Reclassifications, net of tax	—	2.3		0.1		2.4
Other comprehensive (loss) income, net of tax	(0.2)	18.5		1.1		19.4
Balance as of April 30, 2021, net of tax	$(37.7)	$(85.4)		$(0.5)		$(123.6)

Balance as of January 31, 2020, net of tax	$(82.2)	$(97.0)		$0.9		$(178.3)
Other comprehensive (loss) income before reclassifications and tax	(35.3)	(7.9)	(1)	2.3		(40.9)
Tax benefit (expense)	—	1.9		(0.9)		1.0
Other comprehensive (loss) income before reclassifications, net of tax	(35.3)	(6.0)		1.4		(39.9)
Reclassifications, before tax	—	5.2	(2)	3.3	(3)	8.5
Tax expense	—	(1.2)		(1.2)		(2.4)
Reclassifications, net of tax	—	4.0		2.1		6.1
Other comprehensive (loss) income, net of tax	(35.3)	(2.0)		3.5		(33.8)
Balance as of April 30, 2020, net of tax	$(117.5)	$(99.0)		$4.4		$(212.1)
(1)In the third quarter of fiscal 2021, pension settlement accounting was triggered and the Company recorded a charge of $1.1 million (see Note 9). As a result of the related remeasurement, the Company’s pension asset increased with a corresponding adjustment to other comprehensive loss of $21.4 million.
In the third quarter of fiscal 2020, pension settlement accounting was triggered and the Company recorded a charge of $2.3 million (see Note 9). As a result of the related remeasurement, the Company’s pension obligations increased with a corresponding adjustment to other comprehensive loss of $7.9 million.
(2)Includes net amortization of prior service costs and actuarial losses included in net periodic benefit costs (see Note 9) that were reclassified from accumulated other comprehensive loss on the Company’s Condensed Consolidated Balance Sheets to cost of sales and operating expenses on the Company’s Condensed Consolidated Statements of Earnings.
(3)Relates to designated forward foreign currency exchange contracts that were reclassified from accumulated other comprehensive loss to other income, net on the Company’s Condensed Consolidated Statements of Earnings (see Note 11).

Changes in accumulated other comprehensive loss for the nine months ended April 30, 2021 and 2020 are as follows (in millions):

	Foreign Currency Translation Adjustment	Pension Benefits		Derivative Financial Instruments		Total
Balance as of July 31, 2020, net of tax	$(74.0)	$(110.0)		$—		$(184.0)
Other comprehensive income (loss) before reclassifications and tax	36.3	25.4	(1)	(0.2)		61.5
Tax (expense) benefit	—	(6.2)		0.1		(6.1)
Other comprehensive income (loss) before reclassifications, net of tax	36.3	19.2		(0.1)		55.4
Reclassifications, before tax	—	6.8	(2)	(0.5)	(3)	6.3
Tax (expense) benefit	—	(1.4)		0.1		(1.3)
Reclassifications, net of tax	—	5.4		(0.4)		5.0
Other comprehensive income (loss), net of tax	36.3	24.6		(0.5)		60.4
Balance at April 30, 2021, net of tax	$(37.7)	$(85.4)		$(0.5)		$(123.6)

Balance as of July 31, 2019, net of tax	$(92.7)	$(99.0)		$(1.2)		$(192.9)
Other comprehensive (loss) income before reclassifications and tax	(24.8)	(7.9)	(1)	2.4		(30.3)
Tax benefit (expense)	—	1.9		(0.2)		1.7
Other comprehensive (loss) income before reclassifications, net of tax	(24.8)	(6.0)		2.2		(28.6)
Reclassifications, before tax	—	7.5	(2)	5.3	(3)	12.8
Tax expense	—	(1.5)		(1.9)		(3.4)
Reclassifications, net of tax	—	6.0		3.4		9.4
Other comprehensive (loss) income, net of tax	(24.8)	—		5.6		(19.2)
Balance as of April 30, 2020, net of tax	$(117.5)	$(99.0)		$4.4		$(212.1)
(1)In the first quarter of fiscal 2021, pension curtailment accounting was triggered and the Company recorded a charge of $0.8 million. In the third quarter of fiscal 2021, pension settlement accounting was triggered and the Company recorded a charge of $1.1 million (see Note 9). As a result of the related remeasurements, the Company’s pension obligations decreased and the Company’s pension asset increased with a corresponding adjustment to other comprehensive loss on the Company’s Condensed Consolidated Balance Sheets of $25.4 million.
In the third quarter of fiscal 2020, pension settlement accounting was triggered and the Company recorded a charge of $2.3 million (see Note 9). As a result of the related remeasurement, the Company’s pension obligations increased with a corresponding adjustment to other comprehensive loss of $7.9 million.
(2)Includes net amortization of prior service costs and actuarial losses included in net periodic benefit costs (see Note 9) that were reclassified from accumulated other comprehensive loss on the Company’s Condensed Consolidated Balance Sheets to cost of sales and operating expenses on the Company’s Condensed Consolidated Statements of Earnings.
(3)Relates to designated forward foreign currency exchange contracts that were reclassified from accumulated other comprehensive loss to other income, net on the Company’s Condensed Consolidated Statements of Earnings (see Note 11).
Note 15. Guarantees
The Company and Caterpillar Inc. equally own the shares of Advanced Filtration Systems Inc. (AFSI), an unconsolidated joint venture, and guarantee certain debt and banking services, including credit and debit cards, merchant processing and treasury management services, of the joint venture. The Company accounts for AFSI as an equity method investment.

The outstanding debt relating to AFSI and the contingent liability for standby letters of credit relating to the Company are as follows (in millions):

	April 30, 2021	July 31, 2020
Outstanding debt (the Company guarantees half)	$34.2	$40.0
Contingent liability for standby letters of credit	$7.7	$7.5
Amounts drawn for letters of credit	$—	$—
The letters of credit guarantee payment to third parties in the event the Company is in breach of contract terms as detailed in each letter of credit.
Items relating to AFSI, which are recorded in other income, net on the Company’s Condensed Consolidated Statements of Earnings are as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Investment earnings from AFSI	$0.8	$0.8	$1.4	$1.2
Royalty income from AFSI	$1.8	$1.6	$5.0	$5.2

Note 16. Commitments and Contingencies
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
Note 17. Segment Reporting
The Company has two reportable segments: Engine Products and Industrial Products. The Company determines its operating segments consistent with the manner in which it manages its operations and evaluates performance for internal review and decision-making. Corporate and unallocated includes corporate expenses determined to be non-allocable to the segments, such as interest expense and certain restructuring charges.
The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report the earnings before income taxes and other financial information shown below.
Segment details are as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Net sales
Engine Products segment	$531.0	$420.4	$1,429.6	$1,315.2
Industrial Products segment	234.0	209.3	651.2	649.2
Total Company	$765.0	$629.7	$2,080.8	$1,964.4

Earnings before income taxes
Engine Products segment	$84.4	$56.5	$206.1	$172.2
Industrial Products segment	37.6	34.7	90.9	98.8
Corporate and unallocated	(11.1)	(6.8)	(30.0)	(17.1)
Total Company	$110.9	$84.4	$267.0	$253.9

Net sales by product group are as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Engine Products segment
Off-Road	$95.7	$63.5	$238.4	$199.6
On-Road	39.7	25.1	105.0	99.5
Aftermarket	371.4	301.9	1,018.7	929.4
Aerospace and Defense	24.2	29.9	67.5	86.7
Total Engine Products segment	531.0	420.4	1,429.6	1,315.2

Industrial Products segment
Industrial Filtration Solutions	163.7	137.4	449.3	441.4
Gas Turbine Systems	25.5	29.2	71.9	74.2
Special Applications	44.8	42.7	130.0	133.6
Total Industrial Products segment	234.0	209.3	651.2	649.2
Total Company	$765.0	$629.7	$2,080.8	$1,964.4
Concentrations
There were no customers that accounted for over 10% of net sales for the three and nine months ended April 30, 2021 or 2020. There were no customers that accounted for over 10% of gross accounts receivable as of April 30, 2021 or as of July 31, 2020.
Note 18. Restructuring
In the second quarter of fiscal 2021, the Company initiated activities to further improve its operating and manufacturing cost structure, primarily in its EMEA region. These activities resulted in the Company incurring restructuring expenses, primarily related to severance, of $14.8 million in the second quarter. The Company continues to expect that it will not incur additional restructuring expenses in fiscal 2021. Expenses of $5.8 million are included in cost of sales and $9.0 million are included in operating expenses on the Condensed Consolidated Statements of Earnings for the nine months ended April 30, 2021. Expenses of $2.5 million relate to the Engine Products segment, $6.5 million relate to the Industrial Products segment and $5.8 million relate to the Corporate and unallocated segment. For the three and nine months ended April 30, 2021, $1.5 million and $2.0 million, respectively, of the restructuring expenses were paid and $12.8 million was accrued as of April 30, 2021.
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

Coronavirus (COVID-19) pandemic
The effects of the ongoing COVID-19 pandemic continue to impact economic conditions. The Company experienced increased sales in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020; however, the Company’s supply chain and manufacturing operations have experienced logistic and production-timing constraints, and may continue to experience such constraints in the future partly depending upon the severity and duration of the COVID-19 pandemic. Management cannot predict with specificity the extent and duration of any future impact on the Company’s business and financial results from the COVID-19 pandemic.
Consolidated Results of Operations
Three months ended April 30, 2021 compared with three months ended April 30, 2020
Operating results for the three months ended April 30, 2021 and 2020 are as follows (in millions):

	Three Months Ended April 30,
	2021	% of net sales	2020	% of net sales
Net sales	$765.0		$629.7
Cost of sales	507.0	66.3%	420.5	66.8%
Gross profit	258.0	33.7	209.2	33.2
Operating expenses	148.6	19.4	124.7	19.8
Operating income	109.4	14.3	84.5	13.4
Interest expense	3.2	0.4	4.4	0.7
Other income, net	(4.7)	(0.6)	(4.3)	(0.7)
Earnings before income taxes	110.9	14.5	84.4	13.4
Income taxes	26.5	3.5	21.0	3.3
Net earnings	$84.4	11.0%	$63.4	10.1%
Net sales for the three months ended April 30, 2021 were $765.0 million, compared with $629.7 million for the three months ended April 30, 2020, an increase of $135.3 million, or 21.5%. Net sales increased $110.6 million, or 26.3%, in the Engine Products segment and increased $24.7 million, or 11.8%, in the Industrial Products segment compared with the same period in the prior fiscal year. Refer to the Segment Results of Operations section for further discussion on the Engine Products and Industrial Products segments. During the three months ended April 30, 2021, sales increased with varied demand by market and geography. For the three months ended April 30, 2021, the Latin America (LATAM) region sales increased 44.6%, the Europe, Middle East and Africa (EMEA) region sales increased 27.8%, the Asia Pacific (APAC) region sales increased 25.3%, and the United States (U.S.) region sales increased 11.1%. Additionally, sales for the three months ended April 30, 2021 were positively impacted by foreign currency translation of $27.9 million, or 3.8%.
Cost of sales for the three months ended April 30, 2021 were $507.0 million, compared with $420.5 million for the three months ended April 30, 2020, an increase of $86.5 million, or 20.6%. Gross margin was 33.7%, compared with 33.2% during the same period in the prior fiscal year. The gross margin increase was primarily driven by increased leverage from higher sales and improved pricing, partially offset by higher commodity and freight expenses and an unfavorable sales mix.
Operating expenses for the three months ended April 30, 2021 were $148.6 million, compared with $124.7 million for the three months ended April 30, 2020, an increase of $23.9 million, or 19.1%. As a percentage of net sales, operating expenses for the current year quarter were 19.4%, compared with 19.8% during the same period in the prior fiscal year. The decrease in operating expense as a percentage of net sales reflects increased leverage from higher sales, partially offset by increased incentive compensation expense.
Interest expense was $3.2 million for the three months ended April 30, 2021, compared with $4.4 million for the three months ended April 30, 2020, a decrease of $1.2 million. The decrease was primarily due to lower debt levels compared with the same period in the prior fiscal year.
Other income, net for the three months ended April 30, 2021 was $4.7 million, compared with $4.3 million for the three months ended April 30, 2020, an increase of $0.4 million. The increase was primarily driven by foreign exchange gains and a lower pension settlement charge in fiscal 2021, partially offset by costs related to the Company’s support of its communities.
The effective tax rate for the three months ended April 30, 2021 was 23.9%, compared with 24.9% for the three months ended April 30, 2020. The decrease in the effective tax rate was primarily due to an overall increase in net discrete tax benefits.
Net earnings for the three months ended April 30, 2021 were $84.4 million, compared with net earnings of $63.4 million for the three months ended April 30, 2020, an increase of $21.0 million.

Nine months ended April 30, 2021 compared with nine months ended April 30, 2020
Operating results for the nine months ended April 30, 2021 and 2020 are as follows (in millions):

	Nine Months Ended April 30,
	2021	% of net sales	2020	% of net sales
Net sales	$2,080.8		$1,964.4
Cost of sales	1,374.8	66.1%	1,300.7	66.2%
Gross profit	706.0	33.9	663.7	33.8
Operating expenses	433.3	20.8	406.1	20.7
Operating income	272.7	13.1	257.6	13.1
Interest expense	9.9	0.5	13.5	0.7
Other income, net	(4.2)	(0.2)	(9.8)	(0.5)
Earnings before income taxes	267.0	12.8	253.9	12.9
Income taxes	64.4	3.1	61.0	3.1
Net earnings	$202.6	9.7%	$192.9	9.8%
Net sales for the nine months ended April 30, 2021 were $2,080.8 million, compared with $1,964.4 million for the nine months ended April 30, 2020, an increase of $116.4 million, or 5.9%. Net sales increased $114.4 million, or 8.7%, in the Engine Products segment and increased $2.0 million, or 0.3%, in the Industrial Products segment compared with the same period in the prior fiscal year. Refer to the Segment Results of Operations section for further discussion on the Engine Products and Industrial Products segments. During the nine months ended April 30, 2021, sales increased with varied demand by market and geography. For the nine months ended April 30, 2021, the APAC region sales increased 14.9%, the LATAM region sales increased 13.5%, and the EMEA region sales increased 8.9%. The increase was partially offset by the U.S. region sales which decreased 2.2%. Additionally, sales for the nine months ended April 30, 2021 were positively impacted by the effect of foreign currency translation of $51.1 million, or 2.5%.
Cost of sales for the nine months ended April 30, 2021 were $1,374.8 million, compared with $1,300.7 million for the nine months ended April 30, 2020, an increase of $74.1 million, or 5.7%. Gross margin for the nine months ended April 30, 2021 was 33.9%, compared with 33.8% during the same period in the prior fiscal year. Gross margin benefited from an increased leverage from higher sales and improved pricing, partially offset by an unfavorable sales mix and restructuring charges of $5.8 million.
Operating expenses for the nine months ended April 30, 2021 were $433.3 million, compared with $406.1 million for the nine months ended April 30, 2020, an increase of $27.2 million, or 6.7%. As a percentage of net sales, operating expenses for the current year period were 20.8%, compared with 20.7% during the same period in the prior fiscal year. The increase in operating expenses as a percentage of net sales resulted from increased incentive compensation and restructuring charges of $9.0 million, partially offset by increased leverage from higher sales.
Interest expense was $9.9 million for the nine months ended April 30, 2021, compared with $13.5 million for the nine months ended April 30, 2020, a decrease of $3.6 million. The decrease was primarily due to lower debt levels compared with the same period in the prior fiscal year.
Other income, net for the nine months ended April 30, 2021 was $4.2 million, compared with other income, net of $9.8 million for the nine months ended April 30, 2020, a decrease of $5.6 million. The decrease was primarily related to the Company’s support of its communities, partially offset by lower pension settlement and curtailment expenses.
The effective tax rate for the nine months ended April 30, 2021 was 24.1%, compared with 24.0% for the nine months ended April 30, 2020. The increase in the effective tax rate was primarily due to an overall decrease in discrete tax benefits.
Net earnings for the nine months ended April 30, 2021 were $202.6 million, compared with net earnings of $192.9 million for the nine months ended April 30, 2020, an increase of $9.7 million.

Restructuring
In the second quarter of fiscal 2021, the Company initiated activities to further improve its operating and manufacturing cost structure, primarily in its EMEA region. These activities resulted in the Company incurring restructuring expenses, primarily related to severance, of $14.8 million in the second quarter. The Company continues to expect that it will not incur additional restructuring expenses in fiscal 2021. Expenses of $5.8 million are included in cost of sales and $9.0 million are included in operating expenses on the Condensed Consolidated Statements of Earnings for the nine months ended April 30, 2021. Expenses of $2.5 million relate to the Engine Products segment, $6.5 million relate to the Industrial Products segment and $5.8 million relate to Corporate and unallocated segment. For the three and nine months ended April 30, 2021, $1.5 million and $2.0 million, respectively, of the restructuring expenses were paid and $12.8 million were accrued at April 30, 2021. The Company expects $8.0 million in annualized savings from these restructuring activities once they are completed by the beginning of the third quarter of fiscal 2022.
Segment Results of Operations
Net sales and earnings before income taxes are as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Net sales
Engine Products segment	$531.0	$420.4	$1,429.6	$1,315.2
Industrial Products segment	234.0	209.3	651.2	649.2
Total Company	$765.0	$629.7	$2,080.8	$1,964.4

Earnings before income taxes
Engine Products segment	$84.4	$56.5	$206.1	$172.2
Industrial Products segment	37.6	34.7	90.9	98.8
Corporate and unallocated	(11.1)	(6.8)	(30.0)	(17.1)
Total Company	$110.9	$84.4	$267.0	$253.9
Corporate and unallocated includes corporate expenses determined to be non-allocable to the segments, such as interest expense and certain restructuring charges.
Engine Products Segment
Net sales are as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Off-Road	$95.7	$63.5	$238.4	$199.6
On-Road	39.7	25.1	105.0	99.5
Aftermarket	371.4	301.9	1,018.7	929.4
Aerospace and Defense	24.2	29.9	67.5	86.7
Total Engine Products segment	$531.0	$420.4	$1,429.6	$1,315.2

Engine Products segment earnings before income taxes	$84.4	$56.5	$206.1	$172.2

Three months ended April 30, 2021 compared with three months ended April 30, 2020
Net sales for the Engine Products segment for the three months ended April 30, 2021 were $531.0 million, compared with $420.4 million for the three months ended April 30, 2020, an increase of $110.6 million, or 26.3%, and 22.0% excluding the impact from foreign currency translation. The Engine Products segment experienced strong performance in Off-Road, On-Road, and Aftermarket businesses in all regions, partially offset by a decline in Aerospace and Defense sales as a result of ongoing weakness in commercial aerospace. The increase in On-Road sales was led by increased Class 8 truck build rates in the U.S. and increased build rates and market share gains in China. The Off-Road sales increase included strong growth in EMEA, Latin America, and in China. Aftermarket sales experienced broad growth across all regions as utilization rates for construction equipment, agriculture equipment, and on-road heavy-duty trucks remain at a high level.
Earnings before income taxes for the Engine Products segment for the three months ended April 30, 2021 were $84.4 million, or 15.9% of Engine Products’ sales, an increase from $56.5 million, or 13.4% of Engine Products’ sales for the three months ended April 30, 2020. The increase was driven by increased leverage from higher sales and improved pricing partially offset by higher commodity and freight expenses and increased incentive compensation.
Nine months ended April 30, 2021 compared with nine months ended April 30, 2020
Net sales for the Engine Products segment for the nine months ended April 30, 2021 were $1,429.6 million, compared with $1,315.2 million for the nine months ended April 30, 2020, an increase of $114.4 million, or 8.7%, and 6.4% excluding the impact from currency translation. The Engine Products segment experienced growth across most of its businesses as economic conditions improved globally. Year-to-date results reflected an economic recovery curve portraying a soft first-half of the fiscal year and increasing momentum. The Engine Products segment sales increase was primarily driven by the Off-Road and Aftermarket businesses across most product groups, and foreign currency gains. Specifically, sales in the APAC region increased from the prior year, led by China where market share gains and improving economic conditions drove strong sales growth in the Off-Road business and Aftermarket channels.
Earnings before income taxes for the Engine Products segment for the nine months ended April 30, 2021 were $206.1 million, or 14.4% of Engine Products’ sales, an increase from $172.2 million, or 13.1% of Engine Products’ sales for the nine months ended April 30, 2020. The increase was driven by increased leverage from higher sales and improved pricing, partially offset by higher incentive compensation, unfavorable sales mix, and restructuring charges of $2.5 million incurred in the second quarter of fiscal 2021.
Industrial Products Segment
Net sales are as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Industrial Filtration Solutions	$163.7	$137.4	$449.3	$441.4
Gas Turbine Systems	25.5	29.2	71.9	74.2
Special Applications	44.8	42.7	130.0	133.6
Total Industrial Products segment	$234.0	$209.3	$651.2	$649.2

Industrial Products segment earnings before income taxes	$37.6	$34.7	$90.9	$98.8
Three months ended April 30, 2021 compared with three months ended April 30, 2020
Net sales for the Industrial Products segment for the three months ended April 30, 2021 were $234.0 million, compared with $209.3 million for the three months ended April 30, 2020, an increase of $24.7 million, or 11.8%, and 7.1% excluding the impact from foreign currency translation. Sales growth in the Industrial Filtration Solutions (IFS) business was due in part to a strong sales increase in China. Industrial Air Filtration experienced rebound in demand for dust collection products with all major regions reporting growth. Process Filtration experienced significant sales gains particularly in the EMEA and APAC regions. Gas Turbine Systems’ (GTS) sales decreased as a result of a decline in demand for small gas turbines for the oil and gas market, a slowing of retrofit activity, and the timing of projects. Special Applications sales increased, although on a constant currency basis sales were down slightly owing to continuing softness in the disk drive market. Partially offsetting the decline in disk drive sales were increases in Integrated Venting Solutions (IVS), Semicon/Imaging, and Membranes.

Earnings before income taxes for the Industrial Products segment for the three months ended April 30, 2021 were $37.6 million, compared with $34.7 million for the three months ended April 30, 2020, an increase of $2.9 million, or 8.4%. Earnings before income taxes as a percent of net sales for the three months ended April 30, 2021 were 16.1%, a decrease from 16.6% for the three months ended April 30, 2020, which was primarily driven by higher commodity and freight expenses higher incentive compensation and an unfavorable sales mix, partially offset by increased leverage from higher sales.
Nine months ended April 30, 2021 compared with nine months ended April 30, 2020
Net sales for the Industrial Products segment for the nine months ended April 30, 2021 were $651.2 million, compared with $649.2 million for the nine months ended April 30, 2020, an increase of $2.0 million, or 0.3%, and a decrease of 2.9% excluding the impact from foreign currency translation. Year-to-date results reflected an economic recovery curve portraying a soft first-half of the fiscal year and increasing momentum, although at a slower rate than the Engine Products segment. Sales growth in the IFS business was led by continued strength in Process Filtration related to the food and beverage industry, as well as growth in Industrial Fume Extraction and On-Compressor businesses. Partially offsetting this growth was lower demand for dust collection products where, in most geographies, the COVID-19 pandemic lessened industrial production and customers’ willingness to make capital investments. Conditions were more favorable in China, where sales of dust collection products increased as benefits from market share gains were complemented by recovery from the COVID-19 pandemic. Within the Special Applications business, lower sales of disk drive filters and PTFE roll-goods were partially offset by strong growth in sales of IVS. The GTS business experienced lower sales of First-Fit products in the U.S. and EMEA, partially offset by growing Replacement product sales in the U.S.
Earnings before income taxes for the Industrial Products segment for the nine months ended April 30, 2021 were $90.9 million, or 14.0% of Industrial Products’ sales, a decrease from $98.8 million, or 15.2% of Industrial Products’ sales for the nine months ended April 30, 2020. The decrease was driven by restructuring charges of $6.5 million incurred in the second quarter of fiscal 2021, higher incentive compensation and unfavorable sales mix, partially offset by increased leverage from higher sales.
Liquidity and Capital Resources
Cash provided by operating activities for the nine months ended April 30, 2021 was $305.6 million, compared with $265.2 million for the nine months ended April 30, 2020, an increase of $40.4 million. The increase in cash provided by operating activities was primarily driven by year-over-year improvements in net operating assets and liabilities as the Company continues to manage its working capital.
Cash used in investing activities for the nine months ended April 30, 2021 was $40.2 million, compared with $106.2 million for the nine months ended April 30, 2020, a decrease of $66.0 million. In fiscal 2021, the Company continued investing in capital expenditures aligned with its strategic priorities, though capital expenditures decreased in fiscal 2021 as the Company brings to completion many of its significant capital projects from the last two fiscal years.
Cash used in financing activities generally relates to the use of cash for payment of dividends and repurchases of the Company’s common stock, net borrowing activity and proceeds from the exercise of stock options. To determine the level of dividends and share repurchases, the Company considers recent and projected performance across key financial metrics, including earnings, cash flow from operations and total debt. Dividends paid for the nine months ended April 30, 2021 and 2020 were $79.5 million and $79.8 million, respectively. Share repurchases for the nine months ended April 30, 2021 and 2020 were $78.7 million and $94.3 million, respectively.
Cash used in financing activities for the nine months ended April 30, 2021 was $295.5 million, compared with $3.7 million for the nine months ended April 30, 2020, an increase of $291.8 million. In fiscal 2021, cash was used to repay borrowings and to fund the Company’s needs, driven by expenditures on property, plant and equipment, dividends and share repurchases and purchases of non-controlling interests. In fiscal 2020, proceeds from long-term debt were used to fund the Company’s needs, driven by expenditures on property, plant and equipment, dividends and share repurchases. In addition, during the third quarter of fiscal 2020, the Company borrowed $100.0 million on its revolver as a precautionary measure to strengthen its liquidity position due to uncertainty related to COVID-19, which was repaid in the fourth quarter of fiscal 2020.
Cash and cash equivalents as of April 30, 2021, was $215.3 million, compared with $236.6 million as of July 31, 2020. The Company has capacity of $799.0 million available for further borrowing under existing credit facilities as of April 30, 2021. The Company believes that the liquidity available from the combination of expected cash generated by operating activities, existing cash and available credit under existing credit facilities will be adequate to meet cash requirements for the next twelve months.
Accounts receivable, net as of April 30, 2021, was $541.3 million, compared with $455.3 million as of July 31, 2020, an increase of $86.0 million. Days sales outstanding were 60 days as of April 30, 2021, down from 63 days at July 31, 2020. Days sales outstanding is calculated using the count back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.

Inventories, net as of April 30, 2021, was $360.1 million, compared with $322.7 million as of July 31, 2020, an increase of $37.4 million. Inventory turns were 5.7 times and 4.9 times per year as of April 30, 2021 and July 31, 2020, respectively. Inventory turns are calculated by taking the annualized cost of sales based on the trailing three month period divided by the average of the beginning and ending net inventory values of the three month period. The inventory turn improvement was driven by higher levels of sales.
Long-term debt outstanding was $454.6 million as of April 30, 2021, compared with $617.4 million as of July 31, 2020, a decrease of $162.8 million due to the use of strong cash flows to pay down balances on the Company’s revolving credit facility. As of April 30, 2021, total debt, including long-term debt and short-term borrowings, represented 30.2% of total capitalization, defined as total debt plus total shareholders’ equity, compared with 38.7% as of July 31, 2020. As of April 30, 2021, the Company is in compliance with its financial covenants.
The Company had a $500.0 million unsecured revolving credit facility that was due to expire July 21, 2022. As of April 30, 2021, there was $417.3 million available on this facility. On May 21, 2021, the Company entered into a new five year committed, unsecured, revolving credit facility in the amount of $500.0 million, which replaced the Company’s previously existing $500.0 million unsecured revolving credit facility. The new agreement includes an option to increase the facility up to $250.0 million per the terms of the agreement, matures May 21, 2026 and has substantially the same terms and conditions as the previous agreement.
The Company also had a 364 day revolving credit agreement for $100.0 million as of April 30, 2021 that provided incremental borrowing capacity above the Company’s $500.0 million unsecured revolving credit facility. The 364 day revolving credit agreement expired on May 17, 2021 and the Company did not renew this agreement.
On May 21, 2021, the Company issued $150.0 million in senior unsecured notes. The first tranche is a $100.0 million ten year note due 2031 at a fixed interest rate of 2.5%, and proceeds will be received in August 2021. The second tranche is a $50.0 million seven year note due 2028 at a fixed interest rate of 2.12%, and proceeds will be received in November 2021. Interest payments will be due semi-annually. The unsecured notes specify both financial and non-financial covenants and address events of default.
The Company guarantees 50% of certain debt of its joint venture, Advanced Filtration Systems Inc., as further discussed in Note 15 in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report.
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
During the nine months ended April 30, 2021, the U.S. dollar was weaker than in the nine months ended April 30, 2020 compared with many of the currencies of the foreign countries in which the Company operates. The overall weaker dollar had a positive impact on the Company’s international net sales results because the foreign denominated revenues translated into more U.S. dollars. The estimated impact of foreign currency translation for the nine months ended April 30, 2021, resulted in an overall increase in reported net sales by $51.1 million and net earnings of approximately $7.1 million, compared with the same period in the prior fiscal year.
Derivative Fair Value Measurements
The Company enters into derivative instrument agreements, including forward foreign currency exchange contracts, net investment hedges and interest rate swaps, to manage risk in connection with changes in foreign currency and interest rates. The Company only enters into derivative instrument agreements with counterparties who have highly rated credit. The Company does not enter into derivative instrument agreements for trading or speculative purposes (see Note 11 and Note 14 to the Notes to the Condensed Consolidated Financial Statements).
Forward Foreign Currency Exchange Contracts
The Company buys materials from foreign suppliers. Those transactions can be denominated in those suppliers’ local currency. The Company also sells to customers in foreign countries. Those transactions can be denominated in those customers’ local currency. Both of these transaction types can create volatility in the Company’s financial statements. The Company uses forward currency exchange contracts to manage those exposures and fluctuations. These contracts generally mature in twelve months or less, which is consistent with the forecasts of the related purchases and sales. Certain contracts are designated as cash flow hedges, whereas the remaining contracts, related to certain inter-company transactions, are undesignated.
Net Investment Hedges
The Company uses fixed-to-fixed cross-currency swap agreements to hedge its exposure to adverse foreign currency exchange rate movements for its operations in Europe. The Company has elected the spot method of designating these contracts as cash flow hedges.
Based on the net investment hedges outstanding as of April 30, 2021, a 10% appreciation of the U.S. dollar compared to the Euro, would result in a net gain of $6.1 million in the fair value of these contracts.

Interest Rate Swaps
The Company uses swap agreements to hedge exposure related to interest expense and to manage its exposure to interest rate movements. During the first and third quarters of fiscal 2021, the Company entered into interest rate swap agreements designated as cash flow hedges with aggregate notional amounts of $40.0 million and $25.0 million, respectively, hedging future fixed-rate debt issuances, which effectively fixed a portion of interest payments based on the ten year treasury rates. Both instruments were terminated on May 5, 2021 generating a realized gain of $2.6 million. This gain will be carried on the balance sheet and amortized as an offset to interest expense over the life of the related debt, which is set to be issued in August 2021.
Interest Rates
The Company’s exposure to market risk for changes in interest rates relates primarily to debt obligations that are at variable rates, as well as the potential increase in fair value of long-term debt resulting from a potential decrease in interest rates. As of April 30, 2021, the Company’s financial liabilities with exposure to changes in interest rates consisted mainly of $75.0 million outstanding on the Company’s revolving credit facility, €80.0 million, or $96.6 million on a variable rate term loan, and ¥1.6 billion, or $14.7 million, of variable rate senior notes. As of April 30, 2021, additional short-term borrowings outstanding consisted of $15.2 million and ¥1.0 billion, or $9.2 million. Assuming a hypothetical increase of 0.5% in short-term interest rates, with all other variables remaining constant, interest expense would have increased roughly $0.7 million and interest income would have increased roughly $0.3 million in the nine months ended April 30, 2021. Interest rate changes would also affect the fair market value of fixed-rate debt. As of April 30, 2021, the estimated fair value of long-term debt with fixed interest rates was $293.3 million compared to its carrying value of $275.0 million. The fair value is estimated by discounting the projected cash flows using the rate at which similar amounts of debt could currently be borrowed.
Commodity Prices
The Company is exposed to market risk from fluctuating market prices of purchased commodity raw materials, including steel, filter media and petrochemical-based products, including plastics, rubber and adhesives. On an ongoing basis, the Company enters into selective supply arrangements with certain of its suppliers that allow the Company to reduce volatility in its costs. The Company strives to recover or offset all raw material cost increases through selective price increases to its customers and the Company’s cost reduction initiatives, which include material substitution, process improvement and product redesigns. However, an increase in commodity prices could result in lower gross margins.
Chinese Notes
Consistent with common business practice in China, the Company’s Chinese subsidiaries accept bankers’ acceptance notes from Chinese customers in settlement of certain customer billed accounts receivable. Bankers’ acceptance notes represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers’ acceptance note as of the maturity date. The maturity date of bankers’ acceptance notes varies, but it is the Company’s policy to only accept bankers’ acceptance notes with maturity dates no more than 270 days from the date of the Company’s receipt of such draft. As of April 30, 2021 and July 31, 2020, the Company owned $12.5 million and $12.1 million, respectively, of these bankers’ acceptance notes and includes them in accounts receivable on the Company’s Condensed Consolidated Balance Sheets.
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
Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the three months ended April 30, 2021 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Still Be Purchased Under the Plans or Programs
February 1 - February 28, 2021	34,367	$59.68	34,367	9,813,885
March 1 - March 31, 2021	235,751	59.40	235,751	9,578,134
April 1 - April 30, 2021	270,000	60.42	270,000	9,308,134
Total	540,118	$59.93	540,118	9,308,134
(1)The Board of Directors has authorized the repurchase of up to 13.0 million shares of the Company’s common stock. This repurchase authorization is effective until terminated by the Board of Directors. The Company has remaining authorization to repurchase 9.3 million shares under this plan. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the three months ended April 30, 2021. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under stock-based awards to cover the withholding of taxes due as a result of exercising stock options or vesting of stock-based awards.
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
101
The following information from Donaldson Company, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2021, as filed with the Securities and Exchange Commission, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity and (vi) the Notes to Condensed Consolidated Financial Statements

104	The cover page from Donaldson Company Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2021, formatted in iXBRL (included as Exhibit 101).

*	Exhibit has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference as an exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DONALDSON COMPANY, INC.
(Registrant)

Date: June 7, 2021	By:	/s/ Tod E. Carpenter
Tod E. Carpenter Chairman, President and Chief Executive Officer (duly authorized officer)

Date: June 7, 2021	By:	/s/ Scott J. Robinson
Scott J. Robinson Senior Vice President and Chief Financial Officer (principal financial officer)

Date: June 7, 2021	By:	/s/ Peter J. Keller
Peter J. Keller Corporate Controller (principal accounting officer)