Form 10-K
period 2021-07-31
DONALDSON CO INC
filed 2021-09-24
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2021 or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________
Commission File Number: 1-7891
DONALDSON COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐  Yes   ☒  No
As of January 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $7,459,060,097 (based on the closing price of $59.44 as reported on the New York Stock Exchange as of that date).
As of September 10, 2021, 124,010,864 shares of the registrant’s common stock, par value $5.00 per share, were outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for its 2021 annual meeting of stockholders (the “2021 Proxy Statement”) are incorporated by reference in Part III, as specifically set forth in Part III.

DONALDSON COMPANY, INC.
ANNUAL REPORT ON FORM 10-K

PART I
Item 1. Business
General
Donaldson Company, Inc. (the Company) was founded in 1915. The present Company was incorporated under the laws of the State of Delaware in 1936.
The Company is a global manufacturer of filtration systems and replacement parts. The Company’s core strengths include leading filtration technology, strong customer relationships and its global presence. Products are manufactured and sold around the world. Products are sold to original equipment manufacturers (OEMs), distributors, dealers and directly to end users.
The Company’s operating segments are Engine Products and Industrial Products. The Engine Products segment consists of replacement filters for both air and liquid filtration applications, air filtration systems, liquid filtration systems for fuel, lube and hydraulic applications, exhaust and emissions systems and sensors, indicators and monitoring systems. The Engine Products segment sells to OEMs in the construction, mining, agriculture, aerospace, defense and transportation end markets and to independent distributors, OEM dealer networks, private label accounts and large fleets. The Industrial Products segment consists of dust, fume and mist collectors, compressed air purification systems, gas and liquid filtration for food, beverage and industrial processes, air filtration systems for gas turbines, polytetrafluoroethylene (PTFE) membrane-based products and specialized air and gas filtration systems for applications including hard disk drives and semi-conductor manufacturing and sensors, indicators and monitoring systems. The Industrial Products segment sells to various dealers, distributors, OEMs and end users.
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
Available Information
The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information, including amendments to those reports, available free of charge through its website at ir.donaldson.com, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (SEC). These filings are available on the SEC’s website at www.sec.gov. Also available on the Company’s website are corporate governance documents, including the Company’s Code of Business Conduct and Business Conduct Help Line, Corporate Governance Guidelines, Director Independence Standards, Audit Committee Charter, Human Resources Committee Charter and Corporate Governance Committee Charter. The information contained on the Company’s website is not incorporated by reference into this Annual Report and should not be considered to be part of this report.
Seasonality
A number of the Company’s end markets are dependent on the construction, agricultural and power generation industries, which are generally stronger in the second half of the Company’s fiscal year. The first two quarters of the fiscal year also contain more holiday periods, which typically include more customer plant closures. The Coronavirus (COVID-19) pandemic had a greater impact on the first two quarters of fiscal 2021, with improving conditions in the second half of fiscal 2021.
Competition
Principal methods of competition in both the Engine Products and Industrial Products segments are technology, innovation, price, geographic coverage, service and product performance. The Company participates in a number of highly competitive filtration markets in both segments. The Company believes it is a market leader within many of its product lines, specifically within its Off-Road and On-Road product lines for OEMs and in the Aftermarket for replacement filters. The Engine Products segment’s principal competitors include several large global competitors and many regional competitors, especially in the Aftermarket business. The Industrial Products segment’s principal competitors vary from country to country and range from large global competitors to a significant number of smaller competitors who compete in a specific geographical region or in a limited number of product applications.
Raw Materials
The principal raw materials that the Company uses are steel, filter media and petrochemical-based products including plastic, rubber and adhesives products. Purchased raw materials represent approximately 65% of the Company’s cost of sales.

Intellectual Property
The Company owns a broad range of intellectual property rights relating to its products and services, which it considers in the aggregate to constitute a valuable asset. These include patents, trade secrets, trademarks, copyrights and other forms of intellectual property rights in the United States (U.S.) and a number of foreign countries. The Company protects its innovations arising from research and development through patent filings and owns a portfolio of issued patents, including utility and design patents. The Company also owns various trademarks related to its products and services including Donaldson® and the turbo D logo, Ultra-Web®, PowerCore®, Downflo®, Torit® and Synteq® XP, among others. No single intellectual property right is responsible for protecting the Company’s products.
Backlog
Backlog is one of many indicators of business conditions in the Company’s markets. However, it is not always indicative of future results for a number of reasons, including the timing of the receipt of orders, as well as product mix. Backlog orders expected to be delivered within 90 days as of July 31, 2021 and 2020 were $626.0 million and $362.4 million, respectively. Backlog increased 84.8% for the Engine Products segment and 47.4% for the Industrial Products segment. Backlog increased primarily as the result of higher demand for the Company’s products and production lead times.
Research and Development
During the years ended July 31, 2021, 2020 and 2019, the Company spent $67.8 million, $61.2 million and $62.3 million, respectively, on research and development activities, which was 2.4%, 2.4% and 2.2% of net sales, respectively. Research and development expenses include scientific research costs such as salaries, facility costs, testing, technical information technology and administrative expenditures as well as an allocation of corporate costs. Research and development expenses are for the application of scientific advances to the development of new and improved products and their uses. Substantially all research and development is performed in-house.
Human Capital Resources
As of July 31, 2021, the Company had approximately 13,100 full time employees, of which 62% were in production related roles. The Company’s production facilities augment their resources utilizing contingent labor. For over one hundred years, the Company has been making a difference with customers, employees, investors, suppliers and communities through a collaborative and diverse workplace where every employee matters. The Company prides itself on providing innovative technologies and solutions backed by talented and dedicated employees guided by several of its core values.
Core Values
The Company’s purpose is to advance filtration for a cleaner world. The principles that guide this purpose are as follows:
•act with integrity - deliver on commitments and be accountable for actions;
•engage and empower people - have a richly diverse and inclusive culture, and provide opportunities for people to grow, build successful careers and make meaningful contributions;
•deliver for customers - understand, anticipate and prioritize customers’ needs, delivering differentiated products and solutions that enable their success;
•cultivate innovation - pursue innovation in everything, from continuous improvement in processes to breakthrough solutions that create value and competitive advantage;
•operate safely and sustainably - committed to safety in the workplace, being good stewards of natural resources and reducing environmental impacts; and
•enrich communities - share time, resources and talent to make a positive impact in the world.

Culture
The Company is comprised of a diverse global team. With a broad base of capabilities, cultures and perspectives, employees reflect the communities they serve. The Company promotes a collaborative workplace. By working together, the Company’s employees can better understand and meet the customers’ needs. While the global team includes filtration industry experts, every role is recognized, and individuals’ contributions have a direct impact. The Company fosters learning and growth. To help employees continue to learn and succeed in their careers, while keeping pace with a rapidly changing global marketplace, the Company provides multiple learning opportunities and programs, including online courses and customized development plans.
Diversity and Inclusion
The Company values and welcomes employees’ unique views and contributions, knowing that together the global team can better understand and meet the needs of its customers and communities. The Company participates in outreach and fundraising efforts for organizations focused on diversity and supporting educational opportunities to underserved students and communities.
Benefits
The Company is committed to the health, wealth and work-life balance of employees and offers competitive benefit packages to help support individuals and their families. To support the health and well-being of employees in the U.S. and their dependents, it offers a discount on private health insurance policies and provides an employee assistance program. In other parts of the world, the Company offers competitive financial compensation packages that may include both base pay and bonus elements in addition to social programs specific to the countries in which it operates. To help employees provide and prepare for the future, the Company provides several other financial and non-financial benefits.
Employment
The Company attracts a qualified workforce through an inclusive and accessible recruiting process that utilizes online recruiting platforms, campus outreach, internships, recruitment vendor partners, job fairs and other recruitment tools. The Company seeks to retain employees by offering competitive wages, benefits and training opportunities, as well as promoting a safe and healthy workplace. The Company is committed to treating all applicants and employees with the same high level of respect regardless of their gender, ethnicity, religion, national origin, age, marital status, political affiliation, sexual orientation, veteran status, gender identity, disability or other protected status. It is the Company’s policy to comply with all applicable state, local and international laws governing non-discrimination in employment in every location where it operates. This compliance includes terms and conditions of employment which cover recruiting, hiring, placement, promotion, termination, layoff, recall, transfer, leaves of absence, compensation and training.
Health and Safety
The Company empowers its employees and provides the knowledge and tools needed to make safe decisions and mitigate risks. Every employee is responsible for identifying and managing exposure to health and safety hazards and harmful environmental impacts. A variety of training methods are available to fulfill these requirements, including online learning, training, coaching or mentoring and group discussions and activities.
The Company most recently demonstrated these principles as it conceived and implemented its COVID-19 pandemic response, which included implementing comprehensive protocols to help keep employees safe and healthy. Employees adapted to evolving conditions, and continue to change as processes and procedures are adjusted and aligned with public health authority recommendations.
Community Service
Generations of the Company’s employees and their families give their time, energy and aid to various philanthropic efforts, addressing the needs of our local communities and helping transform lives. Organizations are supported in partnership with the Donaldson Foundation and through numerous volunteer events.
Geographic Areas
Both of the Company’s operating segments serve customers in all geographic regions. The U.S. represents the largest individual market for the Company’s products. Financial information by geographic region appears in Note 18 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.

Item 1A. Risk Factors
Our business is subject to various risks and uncertainties, and the following discussion outlines what we believe to be the risk factors that could materially, adversely affect our business, reputation, financial condition and results of operations. These risk factors should be considered with the Company’s cautionary comments related to forward-looking statements when evaluating information provided in this Annual Report. Risks not currently known to the Company, or that the Company currently believes are immaterial, may also impair the Company’s business, reputation, financial condition and results of operations. The Company periodically reviews its strategies, processes and controls with respect to risk identification, assessment and mitigation with the audit committee of the Company’s board of directors.
Macroeconomic and Geopolitical Risks
Global Operations - we have a broad footprint and global operations may present challenges.
We have operations throughout the world. Our stability, growth and profitability are subject to a number of risks of doing business globally including the following:
•political and military events, including the rise of nationalism and support for protectionist policies;
•tariffs, trade barriers and other trade restrictions;
•legal and regulatory requirements, including import, export, defense regulations, anti-corruption laws and foreign exchange controls;
•potential difficulties in staffing and managing local operations;
•credit risk of local customers and distributors;
•difficulties in protecting our intellectual property; and
•local economic, political and social conditions.
Due to the global reach of our operations, our business is subject to a complex system of commercial and trade laws, regulations and policies, including those related to data privacy, trade compliance, anti-corruption and anti-bribery. We experience exposure to, and costs of complying with, these laws and regulations. Our global subsidiaries, joint venture partners and affiliates are governed by laws, rules and business practices that differ from those of the U.S. Our compliance programs may not adequately prevent or deter our employees, agents, distributors, suppliers and other third parties with whom we do business from violating anti-corruption laws. We may incur defense costs, fines, penalties, damage to our reputation and business disruptions and it could result in an adverse effect on our results of operations, financial condition and cash flows.
Business Disruption - unexpected events, including natural disasters, may increase our cost of doing business or disrupt our operations.
There could be an occurrence of one or more unexpected events, including a terrorist attack, war or civil unrest, a weather event, an earthquake, a pandemic or other catastrophe in countries in which we operate or in which our suppliers are located. Such an event could result in physical damage to and complete or partial closure of one or more of our headquarters, manufacturing facilities or distribution centers, temporary or long-term disruption in the supply of component products from some local and international suppliers, disruption in the transport of our products to customers and disruption of information systems. Existing insurance coverage may not provide protection for all costs that may arise from any such event. Any disruption in our operations could have an adverse impact on our ability to meet our customer needs or may require us to incur additional expense in order to produce sufficient inventory. Certain unexpected events could adversely impact our business, results of operations, financial condition and cash flows.
COVID-19 Pandemic Business Disruption - pandemics and certain events like the COVID-19 pandemic have and could in the future have, a negative effect on our business, results of operation, financial condition and cash flows.
The COVID-19 pandemic has significantly impacted the global economy and, consequently, the Company’s business and operations have been, and could continue to be, adversely affected by the COVID-19 pandemic. As a result of the COVID-19 pandemic, we initially experienced temporary reductions and higher volatility in demand for our products. Subsequently, we experienced increased demand for our products, particularly in our Engine Products segment, which we were not able to fully meet, and may not be able to meet in the near future, within our normal delivery timeframe due to supply chain constraints.

Although most of our operations were treated as “essential” operations under applicable government orders which restrict business activities, and accordingly were permitted to continue to operate, it is possible that in a future event, treatment as an “essential” business could change under future government orders or new restrictions may be added. We previously experienced temporary shutdowns in certain facilities and we, our employees, suppliers or customers may be prevented in the future from conducting business activities for an indefinite period of time, including shutdowns, shelter-in-place orders, import or export restrictions or other preventative measures that may be requested or mandated by governmental authorities. Further, site-specific health and safety concerns could require certain of our operations to be halted for some period of time. Operations at all our facilities have been modified with enhanced safety protocols, including social distancing measures and enhanced cleaning regimens with greater frequency, which may continue to affect the efficiency of our operations for the foreseeable future. The Company’s supply chain and manufacturing operations have, and may continue to experience logistical and production-limiting constraints.
In addition, the facilities of our customers and suppliers have experienced, and may continue to experience, disruptions in manufacturing and supply arrangements due to the loss or disruption of essential manufacturing and supply elements, such as raw materials or other finished product components, transportation, workforce or other manufacturing and distribution capability. We may also experience failure of third parties on which we rely, including our suppliers, distributors, contractors and commercial banks, to meet their obligations to us, or significant disruptions in their ability to do so. These events have and could adversely impact our business, results of operations, financial condition and cash flows.
Operational Risks
Supply Chain - unavailable raw materials, significant demand fluctuations and material cost inflation have and could continue to have an impact on our sales and cost of sales.
We obtain raw materials, including steel, filter media, petroleum-based products and other components, from third-party suppliers and carry limited raw material inventories. We often concentrate our sourcing of some materials from one supplier or a few suppliers. We rely, in part, on our suppliers to ensure they meet required quality and delivery standards. Our success is dependent on our ability to effectively manage our supplier relationships. Additionally, global supplier production capacity is limited and could be disrupted. We may experience significant disruption of the supply of raw materials, parts, components or final assemblies. An unanticipated delay in delivery by our suppliers could result in the inability to deliver our products on-time and to meet the expectations of our customers. We have experienced, and could continue to experience, an increase in the costs of doing business, including increasing raw material prices and transportation costs, which have and could continue to have an adverse impact on our business, results of operations, financial condition and cash flows.
Personnel - our success has been, and could in the future be affected, if we are not able to attract, engage and retain qualified personnel.
Our success depends in large part on our ability to identify, recruit, engage, train and retain highly skilled, qualified and diverse personnel globally and successfully execute management transitions at leadership levels of the Company. There is competition for talent with market-leading skills and capabilities in new technologies. Additionally, in some locations we have experienced significant wage inflation due to a shortage of labor, as well as labor shortages, amid low levels of unemployment or workforce availability in these markets. We may not be able to attract and retain qualified personnel and it may be difficult for us to compete effectively, which could adversely impact our business.
Operations - complexity of manufacturing could cause inability to meet demand and result in the loss of customers.
Our ability to fulfill customer orders is dependent on our manufacturing and distribution operations. Although we forecast demand, additional plant capacity takes significant time to bring online, and thus changes in demand could result in longer lead times. We cannot guarantee that we will be able to adjust manufacturing capacity, in the short-term, to meet higher customer demand. For example, the COVID-19 pandemic caused labor shortages, manufacturing disruptions and temporary shutdowns of business at some of our customers and suppliers, and lower levels of production at our manufacturing plants. These disruptions impacted the availability of raw materials and freight availability, which have increased lead times. Efficient operations require streamlining processes to maintain or reduce lead times, which we may not be capable of achieving. Unacceptable levels of service for key customers may result if we are not able to fulfill orders on a timely basis or if product quality or warranty or safety issues result from compromised production. We may not be able to adjust our production schedules to reflect changes in customer demand on a timely basis. Due to the complexity of our manufacturing operations, we may be unable to timely respond to fluctuations in demand, which could adversely impact our business, results of operations, financial condition and cash flows.

Products - maintaining a competitive advantage requires consistent investment with uncertain returns.
We operate in highly competitive markets and have numerous competitors that may already be well-established in those markets. We expect our competitors to continue to improve the design and performance of their products and to introduce new products that could be competitive in both price and performance. We believe that we have certain technological advantages over our competitors, but maintaining these advantages requires us to consistently invest in research and development, sales and marketing and customer service and support. There is no guarantee that we will be successful in maintaining these advantages and we could encounter the commoditization of our key products. We make investments in new technologies that address increased performance and regulatory requirements around the globe. There is no guarantee that we will be successful in completing development or achieving sales of these products or that the margins on such products will be acceptable. A competitor’s successful product innovation could reach the market before ours or gain broader market acceptance, which could adversely impact our business, results of operations, financial condition and cash flows.
Evolving Customer Needs - disruptive technologies may threaten our growth in certain industries.
Certain industry market trends guide decisions we make in operating the Company, and our growth could be threatened by disruptive technologies. We may be adversely impacted by changes in technology that could reduce or eliminate the demand for our products. These risks include wider adoption of technologies providing alternatives to diesel engines such as electrification of equipment. Such disruptive innovation could create new markets and displace existing companies and products, resulting in significantly negative consequences for the Company. If we do not properly address future customer needs, we may be slower to adapt to such disruption, which could adversely impact our business, results of operations, financial condition and cash flows.
Competition - we participate in highly competitive markets with pricing pressure.
The businesses and product lines in which we participate are very competitive and we risk losing business based on a wide range of factors, including price, technology, performance, reliability and availability, geographic coverage and customer service. Our customers continue to seek technological innovation, productivity gains, competitive prices, reliability and availability from us and their other suppliers. As a result of these and other factors, we may not be able to compete effectively, which could adversely impact our business, results of operations, financial condition and cash flows.
Customer Concentration and Retention - a number of our customers operate in similar cyclical industries. Economic conditions in these industries could impact our sales.
No customer accounted for 10% or more of our net sales in fiscal 2021, 2020 or 2019. However, a number of our customers are concentrated in similar cyclical industries (e.g. construction, agriculture, mining, oil and gas, transportation, power generation and disk drive), resulting in additional risk based on their respective economic conditions. Our success is also dependent on retaining key customers, which requires us to successfully manage relationships and anticipate the needs of our customers in the channels in which we sell our products. Changes in the economic conditions could materially and adversely impact our results of operations, financial condition and cash flows.
Impairment - if our operating units do not meet performance expectations, intangible assets could be subject to impairment.
Our total assets include goodwill and other intangible assets from acquisitions. We review annually whether goodwill and other intangible assets have been impaired, or more frequently if there have been unexpected events or changes in circumstances. If future operating performance at one or more of our operating units were to fall significantly below forecast levels or if market conditions for one or more of our acquired businesses were to decline, we could be required to incur a non-cash charge to operating income for impairment. Additionally, we could potentially have excess capacity and underutilized assets. Impairment charges on our goodwill or intangible assets could adversely impact our results of operations and financial condition.
Productivity Improvements - if we do not successfully manage productivity improvements, we may not realize the expected benefits.
Our financial projections assume certain ongoing productivity improvements as a key component of our business strategy to, among other things, contain operating expenses, increase operating efficiencies and align manufacturing capacity to demand. We may not be able to realize the expected benefits and cost savings if we do not successfully execute these plans while continuing to invest in business growth. Difficulties could be encountered or such cost savings may not otherwise be realized, which could adversely impact our business, results of operations, financial condition and cash flows.

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
Cybersecurity Risks
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
Additionally, information technology security threats are increasing in frequency and sophistication. We have invested in protection to prevent these threats; to date none of them have been material. However, there can be no assurance that our efforts will prevent all potential failures, cybersecurity attacks or breaches in our systems. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Should such an attack succeed, it could lead to the compromise of confidential information, manipulation and destruction of data, defective products, production downtimes and operation disruptions. The occurrence of any of these events could adversely affect our reputation and could result in litigation, regulatory action, potential liability, increased costs and operational consequences of implementing further data protection matters.
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
Legal and Regulatory Risks
Intellectual Property - demand for our products may be affected by new entrants that copy our products and/or infringe on our intellectual property.
The ability to protect and enforce intellectual property rights varies across jurisdictions. Where possible, we seek to preserve our intellectual property rights through patents. These patents have a limited life and, in some cases, have expired or will expire in the near future. Competitors and others may also initiate litigation to challenge the validity of our intellectual property or allege that we infringe their intellectual property. We may be required to pay substantial damages if it is determined our products infringe on their intellectual property. We may also be required to develop an alternative, non-infringing product that could be costly and time-consuming, or acquire a license on terms that are unfavorable to us.
Protecting or defending against such claims could significantly increase our costs and divert management’s time and attention away from other business matters, which could adversely impact our business and results of operations, financial condition and cash flows.

Legal and Regulatory - costs associated with lawsuits, investigations or complying with laws and regulations.
We are subject to many laws and regulations in the jurisdictions in which we operate. We routinely incur costs in order to comply with these laws and regulations. We may be adversely impacted by new or changing laws and regulations that affect both our operations and our ability to develop and sell products that meet our customers’ requirements. We are involved in various product liability, product warranty, intellectual property, environmental claims and other legal proceedings that arise in and outside of the ordinary course of our business. We are subject to increasingly stringent laws and regulations in the countries in which we operate, including those governing the environment (e.g. emissions to air; discharges to water; and the generation, handling, storage, transportation, treatment and disposal of waste materials) and data protection and privacy. It is not possible to predict the outcome of investigations and lawsuits, and we could incur judgments, fines or penalties or enter into settlements of lawsuits and claims that could have an adverse effect on our business, reputation, results of operations, financial condition and cash flows in any particular period. In addition, we may not be able to maintain our insurance at a reasonable cost or in sufficient amounts to protect us against any losses.
Financial Risks
Currency - an unfavorable fluctuation in foreign currency exchange rates could impact our results of operation.
We have operations in many countries, with a substantial portion of our annual revenue earned in currencies other than the U.S. dollar. We face transactional and translational risks associated with the fluctuations in foreign currency exchange rates. Transactional risk arises from changes in the value of cash flows denominated in different currencies. This can be caused by supply chains that cross borders resulting in revenues and costs being in different currencies. Translational risk arises from the remeasurement of our financial statements. In addition, decreased value of local currency may make it difficult for some of our customers, distributors and end users to purchase our products. Each of our subsidiaries reports its results of operations and financial position in its relevant functional currency, which is then translated into U.S. dollars. This translated financial information is included in our Consolidated Financial Statements. Significant fluctuations of the U.S. dollar in comparison to the foreign currencies of our subsidiaries during discrete periods may have a negative impact on our results of operation, financial condition and cash flows.
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
General Risks
Income Tax - changes in our effective tax rate in various jurisdictions.
We are subject to income taxes in various jurisdictions in which we operate. Our tax liabilities are dependent upon the location of earnings among these different jurisdictions. Our provision for income taxes could be adversely affected by numerous factors, including income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws and regulations. We are also subject to the prevailing tax laws and the examination of our income tax returns by tax authorities.
Acquisitions, Divestitures and Other Strategic Transactions - the execution of our acquisitions, divestitures and other strategic transactions may not provide the desired return on investment.
We have made and continue to pursue acquisitions and divestitures and may pursue joint ventures, strategic investments and other similar strategic transactions. Acquisitions, joint ventures and strategic investments could negatively impact our profitability and financial condition due to operating and integration inefficiencies, the incurrence of debt, contingent liabilities and amortization of expenses related to intangible assets. There are also a number of other risks involved in acquisitions, including the potential loss of key customers, difficulties in assimilating the acquired operations, the loss of key employees and the diversion of management’s time and attention away from other business matters, that may prevent us from realizing the anticipated return on our investment. Divestitures may involve significant challenges and risks, such as difficulty separating out portions of our business or the potential loss of revenue or negative impacts on margins. The divestitures may also result in ongoing financial or legal proceedings, such as retained liabilities, which could have an adverse impact on our results of operation, financial condition and cash flows. Further, during the pendency of a proposed transaction, we may be subject to risks related to a decline in the business, loss of employees, customers or suppliers and the risk that the transaction may not close, any of which could adversely impact our business.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Company’s corporate headquarters and research facilities are located in Minneapolis, Minnesota. The Company also has administrative and engineering offices in the regions of Europe, Middle East, Africa, Asia Pacific and Latin America. The Company’s manufacturing and distribution activities are located throughout the world, and the Company considers its properties to be suitable for their present purposes, well-maintained and in good operating condition.
Item 3. Legal Proceedings
The Company records provisions when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and litigation are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter. The Company believes the estimated liability in its Consolidated Financial Statements for claims or litigation is adequate and appropriate for the probable and estimable outcomes. Liabilities recorded were not material to the Company’s financial position, results of operations or liquidity. The Company believes it is remote that the settlement of any of the currently identified claims or litigation will be materially in excess of what is accrued.
Item 4. Mine Safety Disclosures
Not applicable.
Executive Officers
Our executive officers of the Company as of August 31, 2021 were as follows:

Name	Age	Positions and Offices Held	First Year Appointed as an Executive Officer
Amy C. Becker	56	Vice President, General Counsel and Secretary	2014
Tod E. Carpenter	62	Chairman, President and Chief Executive Officer	2008
Sheila G. Kramer	62	Vice President, Human Resources	2015
Richard B. Lewis	50	Senior Vice President, Global Operations	2017
Scott J. Robinson	54	Senior Vice President and Chief Financial Officer	2015
Thomas R. Scalf	55	Senior Vice President, Engine Products	2014
Jeffrey E. Spethmann	56	Senior Vice President, Industrial Products	2016
Wim Vermeersch	55	Vice President, Europe, Middle East and Africa	2012
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

Mr. Robinson was appointed Senior Vice President and Chief Financial Officer in September 2017. Mr. Robinson joined the Company in 2015 as Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Robinson was the Chief Financial Officer for Imation Corp., a global data storage and information security company, from 2014 to 2015. During his 11 years with Imation Corp., he also served as the Investor Relations Officer, Corporate Controller and Chief Accounting Officer. Prior to that, he held positions at Deluxe Corporation and PricewaterhouseCoopers LLP.
Mr. Scalf was appointed Senior Vice President, Engine Products in April 2014. Mr. Scalf joined the Company in 1989 and has held various positions, including Plant Manager, Director of Global Operations; General Manager of Exhaust and Emissions; General Manager of Industrial Filtration Solutions; and Vice President of Global Industrial Air Filtration.
Mr. Spethmann was appointed Senior Vice President of Industrial Products in April 2016. Mr. Spethmann joined the Company in 2013 and has held various positions, including Vice President, Exhaust and Emissions and Vice President, Global Industrial Air Filtration. Prior to joining the Company, Mr. Spethmann held positions of General Manager and President of Blow Molded Specialties, Inc., from 1999 to 2012.
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
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock, par value $5.00 per share, is traded on the New York Stock Exchange under the symbol “DCI.” As of September 10, 2021, there were 1,257 registered stockholders of common stock.
To determine the appropriate level of dividend payouts, the Company considers recent and projected performance across key financial metrics, including earnings, cash flow from operations and total debt.
Information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the three months ended July 31, 2021 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1 - May 31, 2021	300,000	$62.54	300,000	9,008,134
June 1 - June 30, 2021	332,171	$61.86	329,904	8,678,230
July 1 - July 31, 2021	382,661	$64.81	375,516	8,302,714
Total	1,014,832	$63.17	1,005,420	8,302,714
(1)On May 31, 2019, the Board of Directors authorized the repurchase of up to 13.0 million shares of the Company’s common stock. This repurchase authorization is effective until terminated by the Board of Directors. The Company has remaining authorization to repurchase 8.3 million shares under this plan. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the three months ended July 31, 2021. The “Total Number of Shares Purchased” column of the table above includes 9,412 shares of previously owned shares tendered by option holders in payment of the exercise price of options during the fiscal fourth quarter. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under stock-based awards to cover the withholding of taxes due as a result of exercising stock options or payment of stock-based awards.
The table set forth in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report is also incorporated herein by reference.

The graph below compares the cumulative total stockholder return on the Company’s common stock for the last five fiscal years with the cumulative total return of the Standard & Poor’s (S&P) 500 Stock Index and the Standard & Poor’s Industrial Machinery Index. The graph and table assume the investment of $100 in each of the Company’s common stock and the specified indexes at the beginning of the applicable period and assume the reinvestment of all dividends.

	As of July 31,
	2016	2017	2018	2019	2020	2021
Donaldson Company, Inc.	$100.00	$133.66	$136.33	$145.09	$142.78	$198.43
S&P 500 Stock Index	$100.00	$116.04	$134.89	$145.66	$163.08	$222.51
S&P Industrial Machinery Index	$100.00	$122.97	$138.82	$148.92	$155.85	$224.99

Item 6. Selected Financial Data
Reserved.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) provides a comparison of the Company’s results of operations, as well as liquidity and capital resources for the years ended July 31, 2021 and 2020. A discussion of changes in the Company’s results of operations and liquidity and capital resources for the year ended July 31, 2020 from July 31, 2019 can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended July 31, 2020 (the “2020 Annual Report”), which was filed with the SEC on September 25, 2020.

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
Throughout this MD&A, the Company refers to measures used by management to evaluate performance, including a number of financial measures that are not defined under generally accepted accounting principles (GAAP) in the U.S. Excluding foreign currency translation from net sales and net earnings (i.e. constant currency) are not measures of financial performance under GAAP; however, the Company believes they are useful in understanding its financial results and provide comparable measures for understanding the operating results of the Company between different fiscal periods. Reconciliations within this MD&A provide more details on the use and derivation of these measures.
Overview
The Company is a global manufacturer of filtration systems and replacement parts. The Company’s core strengths include leading filtration technology, strong customer relationships and its global presence. Products are manufactured and sold around the world. Products are sold to OEMs, distributors, dealers and directly to end users.
The Company’s operating segments are Engine Products and Industrial Products. The Engine Products segment consists of replacement filters for both air and liquid filtration applications, air filtration systems, liquid filtration systems for fuel, lube and hydraulic applications, exhaust and emissions systems and sensors, indicators and monitoring systems. The Engine Products segment sells to OEMs in the construction, mining, agriculture, aerospace, defense and transportation end markets and to independent distributors, OEM dealer networks, private label accounts and large fleets. The Industrial Products segment consists of dust, fume and mist collectors, compressed air purification systems, gas and liquid filtration for food, beverage and industrial processes, air filtration systems for gas turbines, PTFE membrane-based products and specialized air and gas filtration systems for applications including hard disk drives and semi-conductor manufacturing and sensors, indicators and monitoring systems. The Industrial Products segment sells to various dealers, distributors, OEMs and end users.
Coronavirus (COVID-19) Pandemic
The effects of the ongoing COVID-19 pandemic continue to impact global economic conditions. Management cannot predict with specificity the extent and duration of any future impact on the Company’s business and financial results from the COVID-19 pandemic.
Supply Chain Disruptions
The Company’s supply chain and manufacturing operations have experienced logistical and production constraints, and may continue to experience such constraints in the future. The supply chain disruptions the Company experienced due to a labor shortage, reduced freight transportation capacity and timing in receiving certain raw materials slowed the Company’s production speed and increased lead times. The Company has undertaken steps to mitigate the supply chain disruptions, such as qualifying additional suppliers. These disruptions impeded the Company’s ability to meet strengthening demand. This dynamic is expected to remain into fiscal 2022.
Inflation
In connection with the supply chain disruptions described above, the Company has experienced the effects of inflation related to raw materials and operating expenses. These inflationary pressures typically have an adverse impact on profit margins, particularly in the near term, because the Company is limited in its ability to pass cost increases onto certain of its customers due to fixed pricing under contracts that are not subject to adjustment until certain conditions are met or sometimes until the next renewal of the contract. In addition, there may be competitive pricing pressures in the markets in which the Company operates. These inflationary pressures impacted results in the second half of fiscal 2021 and are expected to continue in fiscal 2022.
Consolidated Results of Operations
Net sales for the year ended July 31, 2021 were $2,853.9 million, compared with $2,581.8 million for the year ended July 31, 2020, an increase of $272.1 million, or 10.5%, including a positive impact from foreign currency translation of $78.0 million. On a constant currency basis, net sales for the year ended July 31, 2021 increased 7.5% from the prior year.
Net earnings for the year ended July 31, 2021 were $286.9 million, compared with $257.0 million for the year ended July 31, 2020, an increase of $29.9 million, or 11.6%. Diluted earnings per share were $2.24 for the year ended July 31, 2021, compared with $2.00 for the year ended July 31, 2020, an increase of 12.0%.

Operating Results
Operating results were as follows (in millions, except per share amounts):

	Year Ended July 31,
	2021	% of net sales	2020	% of net sales
Net sales	$2,853.9		$2,581.8
Cost of sales	1,882.2	66.0%	1,710.2	66.2%
Gross profit	971.7	34.0	871.6	33.8
Selling, general and administrative	519.2	18.2	470.3	18.2
Research and development	67.8	2.4	61.2	2.4
Operating expenses	587.0	20.6	531.5	20.6
Operating income	384.7	13.5	340.1	13.2
Interest expense	13.0	0.5	17.4	0.7
Other income, net	(9.3)	(0.3)	(12.5)	(0.5)
Earnings before income taxes	381.0	13.3	335.2	13.0
Income taxes	94.1	3.3	78.2	3.0
Net earnings	$286.9	10.1%	$257.0	10.0%

Net earnings per share – diluted	$2.24		$2.00
Net Sales
Net sales by operating segment were as follows (in millions):

	Year Ended July 31,
	2021	% of net sales	2020	% of net sales
Engine Products segment	$1,957.7	68.6%	$1,727.5	66.9%
Industrial Products segment	896.2	31.4	854.3	33.1
Total Company	$2,853.9	100.0%	$2,581.8	100.0%
Net Sales by Origination
Net sales, generally disaggregated by location where the customer’s order was received, were as follows (in millions):

	Year Ended July 31,
	2021	% of net sales	2020	% of net sales
U.S. and Canada	$1,084.2	38.0%	$1,059.9	41.1%
Europe, Middle East and Africa (EMEA)	865.7	30.3	760.2	29.4
Asia Pacific (APAC)	649.2	22.8	553.2	21.4
Latin America (LATAM)	254.8	8.9	208.5	8.1
Total Company	$2,853.9	100.0%	$2,581.8	100.0%
Impact of Foreign Currency Translation on Net Sales
Net sales were impacted by fluctuations in foreign currency exchange rates. The impact was as follows (in millions):

	Year Ended July 31,
	2021	2020
Prior year net sales	$2,581.8	$2,844.9
Change in net sales excluding translation	194.1	(225.0)
Impact of foreign currency translation (1)	78.0	(38.1)
Current year net sales	$2,853.9	$2,581.8
(1)The impact of foreign currency translation was calculated by translating current fiscal year foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the prior fiscal year.

Net Sales
Net sales for the year ended July 31, 2021, increased $272.1 million, or 10.5% from fiscal 2020, reflecting higher sales in the Engine Products segment of $230.2 million, or 13.3%, and the Industrial Products segment of $41.9 million, or 4.9%. Foreign currency translation increased total net sales by $78.0 million compared to the prior fiscal year, reflecting increases in the Engine and Industrial Products segments of $48.0 million and $30.0 million, respectively. In fiscal 2021, the Company’s net sales increased as a result of the improved economic conditions, which increased demand most notably for the Engine Products segment, particularly in the second half of the fiscal year.
Gross Margin
Cost of sales for the year ended July 31, 2021 was $1,882.2 million, compared with $1,710.2 million for the year ended July 31, 2020, an increase of $172.0 million, or 10.1%. Gross margin for the year ended July 31, 2021 was 34.0% compared with 33.8% for the year ended July 31, 2020, an increase of 0.2%. Gross margin benefited from an increased leverage from higher sales and increased pricing, partially offset by increased raw material and freight costs, an unfavorable sales mix and restructuring charges of $5.8 million.
Operating Expenses
Operating expenses for the year ended July 31, 2021 were $587.0 million, or 20.6% of net sales, compared with $531.5 million, or 20.6% of net sales, for the year ended July 31, 2020, an increase of $55.5 million, or 10.4%. Operating expenses as a percentage of net sales were flat, resulting from increased incentive compensation and restructuring charges of $9.0 million, offset by increased leverage from higher sales.
Non-Operating Items
Interest expense for the year ended July 31, 2021 was $13.0 million, compared with $17.4 million, for the year ended July 31, 2020, a decrease of $4.4 million, or 25.0%. The decrease was primarily due to lower debt levels.
Other income, net for the year ended July 31, 2021 was $9.3 million, compared with $12.5 million, for the year ended July 31, 2020, a decrease of $3.2 million, or 25.7%. The decrease was related to costs associated with the Company’s support of its communities.
Income Taxes
The effective tax rates were 24.7% and 23.3% for the years ended July 31, 2021 and 2020, respectively. The higher effective tax rate was primarily due to an overall decrease in discrete tax benefits.
Net Earnings
Net earnings for the year ended July 31, 2021 were $286.9 million, compared with $257.0 million for the year ended July 31, 2020, an increase of $29.9 million, or 11.6%. Diluted earnings per share were $2.24 for the year ended July 31, 2021, compared with $2.00 for the year ended July 31, 2020.
Net earnings were impacted by fluctuations in foreign currency exchange rates. The impact of these fluctuations on net earnings was as follows (in millions):

	Year Ended July 31,
	2021	2020
Prior year net earnings	$257.0	$267.2
Change in net earnings excluding translation	19.1	(7.2)
Impact of foreign currency translation (1)	10.8	(3.0)
Current year net earnings	$286.9	$257.0
(1)The impact of foreign currency translation was calculated by translating current fiscal year foreign currency net earnings into U.S. dollars using the average foreign currency exchange rates for the prior fiscal year.

Restructuring
In the second quarter of fiscal 2021, the Company initiated activities to further improve its operating and manufacturing cost structure, primarily in its EMEA region. These activities resulted in restructuring charges, primarily related to severance, of $14.8 million in the second quarter of fiscal 2021. Charges of $5.8 million were included in cost of sales and $9.0 million were included in operating expenses in the Consolidated Statement of Earnings for year ended July 31, 2021. Charges of $2.5 million relate to the Engine Products segment, $6.5 million relate to the Industrial Products segment and $5.8 million were included in Corporate and unallocated. For the year ended July 31, 2021, $4.5 million of the restructuring charges were paid and $10.3 million were accrued as of July 31, 2021. The Company expects approximately $8 million in annualized savings from these restructuring activities once completed by the beginning of the third quarter of fiscal 2022.
Segment Results of Operations
Net sales and earnings before income taxes were as follows (in millions):

	Year Ended July 31,
	2021	2020	$ Change	% Change
Net sales
Engine Products segment	$1,957.7	$1,727.5	$230.2	13.3%
Industrial Products segment	896.2	854.3	41.9	4.9
Total Company	$2,853.9	$2,581.8	$272.1	10.5%

Earnings before income taxes
Engine Products segment	$289.0	$229.3	$59.7	26.0%
Industrial Products segment	133.3	124.9	8.4	6.7
Corporate and unallocated (1) (2)	(41.3)	(19.0)	(22.3)	117.4
Total Company	$381.0	$335.2	$45.8	13.7%
(1)Corporate and unallocated includes corporate expenses determined to be non-allocable to the segments, such as interest expense, certain incentive compensation and restructuring charges.
(2)The increase from fiscal 2020 to 2021 was driven by higher variable incentive compensation.
Engine Products Segment
Net sales were as follows (in millions):

	Year Ended July 31,
	2021	2020	$ Change	% Change
Off-Road	$328.1	$256.5	$71.6	27.9%
On-Road	138.8	124.4	14.4	11.5
Aftermarket	1,394.6	1,228.9	165.7	13.5
Aerospace and Defense	96.2	117.7	(21.5)	(18.3)
Total Engine Products segment	$1,957.7	$1,727.5	$230.2	13.3%

Engine Products segment earnings before income taxes	$289.0	$229.3	$59.7	26.0%
Net sales for the Engine Products segment for the year ended July 31, 2021 were $1,957.7 million, compared with $1,727.5 million for the year ended July 31, 2020, an increase of $230.2 million, or 13.3%. Excluding a $48.0 million increase from foreign currency translation, net sales increased 10.5%.
Net sales of Off-Road were $328.1 million, an increase of 27.9% compared with the year ended July 31, 2020. In constant currency, net sales increased $59.8 million, or 23.3%. Off-Road net sales increased in every major region, with strong growth in EMEA and APAC, due to increased levels of equipment production as economic conditions improved compared to the prior year, which had experienced a greater impact from the COVID-19 pandemic.
Net sales of On-Road were $138.8 million, an increase of 11.5% compared with the year ended July 31, 2020. In constant currency, net sales increased $11.9 million, or 9.5%. On-Road sales reflected strong growth particularly in EMEA and APAC, with overall net sales higher in every major region due to increased levels of equipment production driven by greater new truck demand due to improved economic conditions.

Net sales of Aftermarket were $1,394.6 million, an increase of 13.5% compared with the year ended July 31, 2020. In constant currency, net sales increased $133.8 million, or 10.9%. Aftermarket net sales experienced broad growth across all regions as economic conditions improved.
Net sales of Aerospace and Defense were $96.2 million, a decrease of 18.3% compared with the year ended July 31, 2020. In constant currency, net sales decreased $23.2 million, or 19.7%. Aerospace and Defense net sales decreased primarily due to commercial aerospace experiencing significantly lower replacement part sales as a result of lower demand caused by the COVID-19 pandemic.
Earnings before income taxes for the Engine Products segment for the year ended July 31, 2021 were $289.0 million, or 14.8% of Engine Products’ net sales, an increase from 13.3% of net sales for the year ended July 31, 2020. The increase was driven by greater leverage from higher sales and increased pricing, partially offset by higher incentive compensation, unfavorable sales mix and restructuring charges of $2.5 million incurred in the second quarter of fiscal 2021.
Industrial Products Segment
Net sales were as follows (in millions):

	Year Ended July 31,
	2021	2020	$ Change	% Change
Industrial Filtration Solutions	$621.9	$581.2	$40.7	7.0%
Gas Turbine Systems	96.2	101.6	(5.4)	(5.3)
Special Applications	178.1	171.5	6.6	3.8
Total Industrial Products	$896.2	$854.3	$41.9	4.9%

Industrial Products segment earnings before income taxes	$133.3	$124.9	$8.4	6.7%
Net sales for the Industrial Products segment for the year ended July 31, 2021 were $896.2 million, compared with $854.3 million for the year ended July 31, 2020, an increase of $41.9 million, or 4.9%. Excluding a $30.0 million increase from foreign currency translation, fiscal 2021 net sales increased 1.4%.
Net sales of Industrial Filtration Solutions (IFS) were $621.9 million, an increase of 7.0% compared with the year ended July 31, 2020. In constant currency, net sales increased $17.5 million, or 3.0%. IFS sales increased across all business units and regions.
Net sales of Gas Turbine Systems (GTS) were $96.2 million, a decrease of 5.3% compared with the year ended July 31, 2020. In constant currency, net sales decreased $6.5 million, or 6.4%. The decrease in GTS net sales was driven by lower sales of small turbines in the U.S., partially offset by growing replacement parts sales in the U.S. and LATAM.
Net sales of Special Applications were $178.1 million, an increase of 3.8% compared with the year ended July 31, 2020. In constant currency, net sales increased $0.9 million, or 0.5%. The increase in Special Applications net sales reflected higher sales of Integrated Venting Solutions filters and Semicon/Imaging products, partially offset by lower sales of Membrane products.
Earnings before income taxes for the Industrial Products segment for the year ended July 31, 2021 were $133.3 million, or 14.9% of Industrial Products’ net sales, an increase from 14.6% of net sales for the year ended July 31, 2020. The increase was driven by greater leverage from higher sales, partially offset by restructuring charges of $6.5 million incurred in the second quarter of fiscal 2021 and higher incentive compensation.
Liquidity and Capital Resources
Liquidity Analysis
Liquidity is assessed in terms of the Company’s ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting liquidity are cash flows generated from operating activities, capital expenditures, acquisitions, dividends, repurchases of outstanding shares, adequacy of available credit facilities and the ability to attract long-term capital with satisfactory terms. The Company generates substantial cash from the operation of its businesses as its primary source of liquidity, with sufficient liquidity available to fund growth through reinvestment in existing businesses and strategic acquisitions.

Capital Resources
Secondary sources of liquidity are existing cash and available credit facilities. As of July 31, 2021, cash and cash equivalents were $222.8 million. A significant portion of the Company’s cash and cash equivalents are held by subsidiaries throughout the world as over half of the Company’s earnings occur outside the U.S. Additionally, the Company has short-term and long-term borrowing capacity of $655.2 million available for further borrowing under existing credit facilities as of July 31, 2021.
Short-term borrowing capacity as of July 31, 2021 was as follows (in millions):

	U.S. Credit Facilities	European Commercial Paper Program	European Operations Credit Facilities	Rest of the World Credit Facilities	Total
Available short-term credit facilities	$100.0	$118.2	$54.3	$64.1	$336.6
Reductions to borrowing capacity:
Outstanding borrowings	48.5	—	—	—	48.5
Other non-borrowing reductions	—	—	30.6	19.6	50.2
Total reductions	48.5	—	30.6	19.6	98.7
Remaining borrowing capacity	$51.5	$118.2	$23.7	$44.5	$237.9

Weighted average interest rate as of July 31, 2021	0.96%	N/A	N/A	N/A	N/A
Other non-borrowing reductions include financial instruments such as bank guarantees and foreign exchange instruments.
Long-term borrowing capacity is maintained through a $500.0 million revolving credit facility that is reported on the Consolidated Balance Sheets. Borrowing capacity as of July 31, 2021 was as follows (in millions):

July 31, 2021
Revolving credit facility	$500.0
Reductions to borrowing capacity:
Outstanding borrowings	75.0
Contingent liability for standby letters of credit	7.7
Total reductions	82.7
Remaining borrowing capacity	$417.3

Weighted average interest rate as of July 31, 2021	1.10%
In the fourth quarter of fiscal 2021, the Company entered into a new credit agreement that maintained the borrowing availability of $500.0 million, which replaced the previous agreement. The revolving credit facility is with a group of lenders and allows for borrowings in multiple currencies. The facility matures on May 21, 2026, and bears interest payable monthly at a variable interest rate. The interest rate is calculated using the appropriate benchmark rate plus the applicable rate. The borrowing availability can be reduced or the agreement terminated early at the option of the Company. The Company can request to increase the revolving credit facility by up to $250.0 million, subject to terms of the credit facility agreement, including written notification and lender acceptance, through an accordion feature. Borrowings are automatically rolled over until the credit facility maturity date, unless the agreement is terminated early or the Company is found to be in default. The total facility includes a commitment fee of 0.08% to 0.25%, depending on the Company’s leverage ratio. The remaining borrowing capacity reflects the issued standby letters of credit, as discussed in Note 16 to the Consolidated Financial Statements included in Item 8 of this Annual Report, as issued standby letters of credit reduce the amounts available for borrowing.
Certain debt agreements contain financial covenants related to interest coverage and leverage ratios, as well as other non-financial covenants. As of July 31, 2021, the Company was in compliance with all such covenants.
In the fourth quarter of fiscal 2021, the Company entered into an agreement, in which the Company would issue and sell two tranches of unsecured senior notes. The first tranche is a $100.0 million ten year note due 2031 at a fixed interest rate of 2.50%, with proceeds received in August 2021. The second tranche is a $50.0 million seven year note due 2028 at a fixed interest rate of 2.12%, with proceeds to be received in November 2021.

The Company believes that the liquidity available from the combination of the expected cash generated by operating activities, existing cash and available credit under existing credit facilities will be sufficient to meet its cash requirements for the next 12 months, including working capital needs, debt service obligations, capital expenditures, payment of anticipated dividends, share repurchase activity and potential acquisitions. For further discussion on short-term borrowings and long-term debt, refer to Note 7 in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report.
Capital Expenditures
In fiscal 2022, the Company expects its cash paid for capital expenditures to be within a range of $100.0 to $120.0 million, primarily associated with projects to enhance production capabilities.
Cash Flow Summary
Cash flows were as follows (in millions):

	July 31,
	2021	2020	2019
Net cash provided by (used in)
Operating activities	$401.9	$387.0	$345.8
Investing activities	(58.3)	(128.9)	(246.4)
Financing activities	(363.3)	(199.5)	(123.3)
Effect of exchange rate changes on cash	5.9	0.2	(3.0)
(Decrease) increase in cash and cash equivalents	$(13.8)	$58.8	$(26.9)
Operating Activities
Cash provided by operating activities for the year ended July 31, 2021 was $401.9 million, compared with $387.0 million for the year ended July 31, 2020, an increase of $14.9 million. The increase in cash provided by operating activities was primarily driven by improved earnings for the Company compared to prior year, which was negatively impacted by the COVID-19 pandemic.
Investing Activities
Cash used in investing activities for the year ended July 31, 2021 was $58.3 million, compared with $128.9 million for the year ended July 31, 2020, a decrease of $70.6 million. In fiscal 2021, the Company continued investing in its strategic priorities, though capital expenditures decreased in fiscal 2021 as the Company brought to completion many of its significant capital projects from the prior two fiscal years.
Financing Activities
Cash used in financing activities generally relates to the use of cash for payment of dividends and repurchases of the Company’s common stock, net borrowing activity and proceeds from the exercise of stock options. To determine the level of dividend and share repurchases, the Company considers recent and projected performance across key financial metrics, including earnings, cash flow from operations and total debt. Dividends paid for the years ended July 31, 2021 and 2020 were $107.2 million and $106.4 million, respectively. Share repurchases for the years ended July 31, 2021 and 2020 were $142.2 million and $94.3 million, respectively.
Cash used in financing activities for the year ended July 31, 2021 was $363.3 million, compared with $199.5 million for the year ended July 31, 2020, an increase of $163.8 million. In fiscal 2021, cash was used to repay borrowings and to fund the Company’s needs, driven by expenditures on property, plant and equipment, dividends, share repurchases and purchases of non-controlling interests. In fiscal 2020, proceeds from long-term debt were used to fund the Company’s needs, driven by expenditures on property, plant and equipment, dividends and share repurchases.

Financial Condition
The Company’s total capitalization components and debt-to-capitalization ratio were as follows (in millions):

	July 31,
	2021	%	2020	%
Short-term borrowings	$48.5	2.9%	$3.8	0.2%
Current maturities of long-term debt	—	—	5.7	0.4
Long-term debt	461.0	28.0	617.4	38.1
Total debt	509.5	30.9	626.9	38.7

Total stockholders’ equity	1,137.1	69.1	992.9	61.3
Total capitalization	$1,646.6	100.0%	$1,619.8	100.0%
As of July 31, 2021, total debt, including short-term borrowings and long-term debt, represented 30.9% of total capitalization, defined as total debt plus total stockholders’ equity, compared with 38.7% as of July 31, 2020.
Long-term debt outstanding as of July 31, 2021 was $461.0 million compared with $617.4 million as of July 31, 2020, a decrease of $156.4 million. The Company used cash flows to pay down balances on its revolving credit facilities.
Accounts receivable, net as of July 31, 2021 was $552.7 million, compared with $455.3 million as of July 31, 2020, an increase of $97.4 million, primarily due to higher levels of sales. Days sales outstanding were 62 days as of July 31, 2021, down from 63 days as of July 31, 2020. Days sales outstanding is calculated using the count back method, which calculates the number of days of most recent revenue that is reflected in the net accounts receivable balance.
Inventories, net as of July 31, 2021 was $384.5 million, compared with $322.7 million as of July 31, 2020, an increase of $61.8 million. Inventory turns were 5.5 times and 4.9 times per year as of July 31, 2021 and 2020, respectively. Inventory turns are calculated by taking the annualized cost of sales based on the trailing three month period divided by the average of the beginning and ending net inventory values of the three month period.
Accounts payable as of July 31, 2021 was $293.9 million, compared with $187.7 million as of July 31, 2020, an increase of $106.2 million, primarily due to greater levels of purchasing associated with higher levels of sales.
Off-Balance Sheet Arrangements
Joint Venture Guarantee
The Company and Caterpillar Inc. equally own the shares of Advanced Filtration Systems Inc. (AFSI), an unconsolidated joint venture, and guarantee certain debt and banking services, including credit and debit cards, merchant processing and treasury management services, of the joint venture. The Company accounts for AFSI as an equity method investment.
As of July 31, 2021, the joint venture had $37.8 million of outstanding debt, of which the Company guarantees half. The Company does not believe this guarantee will have a current or future effect on its financial condition, results of operations, liquidity or capital resources.
Critical Accounting Policies
The Company’s Consolidated Financial Statements are prepared in conformity with GAAP. The preparation of these Consolidated Financial Statements requires the use of estimates and judgments that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the periods presented. Management bases estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about recorded amounts. The Company believes its use of estimates and underlying accounting assumptions adheres to GAAP and are reasonable and consistently applied. The Company’s Critical Accounting Policies are those which require more significant estimates and judgments used in the preparation of its Consolidated Financial Statements and are the most important to aid in fully understanding its financial results. The Company’s Critical Accounting Policies are as follows:
Revenue Recognition - Variable Consideration
The transaction price of a contract could be reduced by variable consideration including volume, purchase rebates and discounts, product refunds and returns. At the time of sale to a customer, the Company records an estimate of variable consideration as a reduction from gross sales. The Company primarily relies on historical experience and anticipated future performance to estimate the variable consideration. Revenue is recognized to the extent that it is probable that a significant reversal of revenue will not occur when the contingency is resolved.

For volume, purchase rebates and discounts, management estimates are based on the terms of the arrangements with customers, historical payment experience, field inventory levels, volume in quantity or mix of purchases of product during a specified time period and expectations for changes in relevant trends in the future. Actual results may differ from estimates if competitive factors create the need to enhance or reduce sales promotion and incentive accruals or if customer usage and field inventory levels vary from historical trends. Adjustments to sales promotions and incentive accruals are made as actual usage becomes known in order to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date.
For product refunds and returns, estimates are based primarily on the expected number of products sold, the trend in the historical ratio of returns to sales and the historical length of time between the sale and resulting return. Actual refunds and returns could be higher or lower than amounts estimated due to such factors as performance of new products or significant manufacturing or design defects not discovered until after the product is delivered to customers.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. The Company performed its annual impairment assessment during the third quarter of fiscal 2021 and determined that there were no indicators of impairment for any of the reporting units evaluated. The goodwill impairment assessment is conducted at a reporting unit level, which is one level below the operating segment level, and utilizes either a qualitative or quantitative assessment.
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
Additionally, benefits of tax return positions are recognized in the Consolidated Financial Statements when the position is more likely than not to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that in the Company’s judgment is greater than 50% likely to be realized. The Company maintains a reserve for uncertain tax benefits that are currently unresolved and routinely monitors the potential impact of such situations. The liability for unrecognized tax benefits, accrued interest and penalties was $20.3 million and $19.2 million as of July 31, 2021 and 2020, respectively.
The Company believes it is remote that any adjustment necessary to the reserve for income taxes for the next 12 months will be material. However, it is possible the ultimate resolution of audits or disputes may result in a material change to the Company’s reserve for income taxes, although the quantification of such potential adjustments cannot be made at this time.
Defined Benefit Pension Plans
The Company incurs expenses for employee benefits provided through defined benefit pension plans. In accounting for these defined benefit pension plans, management must make a variety of estimates and assumptions including discount rates, expected return on plan assets, mortality rates and overall employee compensation increases. The Company considers current and historical data and uses a third-party specialist to assist management in determining these estimates.

Discount Rates
The Company’s objective in selecting a discount rate is to select the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date, taking into account the nature and duration of the benefit obligations of the plan. In making this best estimate, the Company looks at the rates of return on high-quality, fixed-income investments currently available and expected to be available, during the period to maturity of the benefits. This process includes assessing the universe of bonds available on the measurement date with a quality rating of Aa or better. Similar appropriate benchmarks are used to determine the discount rate for the non-U.S. plans. The Company utilized a 2.55% and 2.37% weighted average discount rate for its U.S. plans for the years ended July 31, 2021 and 2020, respectively. The Company used a 1.55% and 1.48% weighted average discount rate for its non-U.S. plans for the years ended July 31, 2021 and 2020, respectively.
Expected Long-Term Rate of Return on Assets
The Company considers historical returns and future expected returns for each asset class, as well as the target asset allocation to develop the assumption for each of its U.S. pension plans. The assumption for the non-U.S. pension plans reflects the investment allocation and expected total portfolio returns specific to each plan and country. The Company utilized a 5.33% and 6.08% asset-based weighted average expected return on plan assets for its U.S. plans as of the measurement dates of July 31, 2021 and 2020, respectively. The Company utilized a 3.13% and 3.78% asset-based weighted average expected return on plan assets for its non-U.S. plans for the years ended July 31, 2021 and 2020, respectively. The expected returns on plan assets are used to develop the following fiscal years’ expense for the plans.
Mortality Rates
The Company’s actuary uses the Pri-2012 mortality table issued by the Society of Actuaries in 2019, and the Scale MMP-2019 mortality improvement projection scale for its U.S. pension plans. These assumptions were used for determining the benefit obligations as of July 31, 2021 and for developing the annual expense for the fiscal year ending July 31, 2022. For non-U.S. pension plans, the Company follows the local actuary’s recommendation.
Service and Interest Costs
The Company uses a full yield curve approach to estimate service and interest costs for pension benefits by applying specific spot rates along the yield curve used to determine the benefit obligation of relevant projected cash outflows. This method provides a precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rate on the yield curve.
Alternative Assumptions
If the Company were to use alternative assumptions for its pension plans as of July 31, 2021, a 1 percentage point change in the assumptions would impact fiscal 2021 net periodic benefit cost as follows (in millions):

	+1%	(1)%
Rate of return	$5.5	$(5.5)
Discount rate	$(0.8)	$2.0
The Company’s net periodic benefit cost recognized in the Consolidated Statements of Earnings was $5.3 million, $7.2 million and $3.8 million for the years ended July 31, 2021, 2020 and 2019, respectively. While changes to the Company’s pension plan assumptions would not be expected to impact its net periodic benefit cost by a material amount, such changes could significantly impact the Company’s projected benefit obligation.
Business Combinations
The Company allocates the purchase price of acquired businesses to the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition. The fair values of the long-lived assets acquired, primarily intangible assets, are determined using calculations which can be complex and require significant judgment. Estimates include many factors such as the nature of the acquired company’s business, its historical financial position and results, customer retention rates, discount rates and expected future performance. Independent valuation specialists are used to assist in determining certain fair value calculations.
The Company estimates the fair value of acquired customer relationships using the multi-period excess earnings method. This approach is typically applied when cash flows are not directly generated by the asset, but rather, by an operating group which includes the particular asset. Fair value is estimated as the present value of the benefits anticipated from ownership of the asset, in excess of the economic returns required on the investment in contributory assets which are necessary to realize those benefits. The intangible asset’s estimated earnings are determined as the residual earnings after quantifying estimated economic returns from contributory assets. Assumptions used in these calculations include same-customer revenue growth rates, estimated earnings and customer attrition rates.

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
These forward-looking statements, speak only as of the date such statements are made and are subject to risks and uncertainties. In addition, the factors listed in Part I, Item 1A, “Risk Factors” of this Annual Report, as well as other factors, could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed. These factors include, but are not limited to, challenges in global operations; impacts of global economic, industrial and political conditions on product demand; impacts from unexpected events, including the COVID-19 pandemic; effects of unavailable raw materials or material cost inflation; inability to attract and retain qualified personnel; inability to meet customer demand; inability to maintain competitive advantages; threats from disruptive technologies; effects of highly competitive markets with pricing pressure; exposure to customer concentration in certain cyclical industries; impairment of intangible assets; inability to manage productivity improvements; inability to maintain an effective system of internal control over financial reporting; vulnerabilities associated with information technology systems and security; inability to protect and enforce intellectual property rights; costs associated with governmental laws and regulations; impacts of foreign currency fluctuations; effects of changes in capital and credit markets; changes in tax laws and tax rates, regulations and results of examinations; results of execution of any acquisition, divestiture and other strategic transactions strategy; and other factors included in Part I, Item 1A, “Risk Factors” of this Annual Report. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.
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

During fiscal 2021, the U.S. dollar was generally weaker than in fiscal 2020 compared with many of the currencies of the foreign countries in which the Company operates. The overall weaker dollar had a positive impact on the Company’s international net sales results because the foreign denominated revenues translated into more U.S. dollars. Foreign currency translation had a positive impact to net sales and net earnings in many regions around the world. The estimated impact of foreign currency translation for the year ended July 31, 2021, resulted in an overall increase in reported net sales of $78.0 million and an increase in reported net earnings of approximately $10.8 million.
Derivative Fair Value Measurements
The Company enters into derivative instrument agreements, including forward foreign currency exchange contracts, net investment hedges and interest rate swaps, to manage risk in connection with changes in foreign currency and interest rates. The Company only enters into derivative instrument agreements with counterparties who have highly rated credit. The Company does not enter into derivative instrument agreements for trading or speculative purposes (see Note 15 to the Notes to the Consolidated Financial Statements in Item 8. of this Annual Report).
Forward Foreign Currency Exchange Contracts
The Company buys materials from foreign suppliers. Those transactions can be denominated in those suppliers’ local currency. The Company also sells to customers in foreign countries. Those transactions can be denominated in those customers’ local currency. Both of these transaction types can create volatility in the Company’s financial statements. The Company uses forward currency exchange contracts to manage those exposures and fluctuations. These contracts generally mature in 12 months or less, which is consistent with the forecasts of the related purchases and sales. Certain contracts are designated as cash flow hedges, whereas the remaining contracts, most of which are related to certain intercompany transactions, are not designated.
Net Investment Hedges
The Company uses fixed-to-fixed cross currency swap agreements to hedge its exposure to adverse foreign currency exchange rate movements for its operations in Europe. This contract terminates in July 2029. The Company has elected the spot method for designating these contracts as net investment hedges.
Based on the net investment hedge outstanding as of July 31, 2021, a 10% appreciation of the U.S. dollar compared to the Euro, would result in a net gain of $6.1 million in the fair value of these contracts.
Interest Rates
The Company’s exposure to market risk for changes in interest rates primarily relates to debt obligations that are at variable rates, as well as the potential increase in the fair value of long-term debt resulting from a potential decrease in interest rates. As of July 31, 2021, the Company’s financial liabilities with exposure to changes in interest rates consisted mainly of $75.0 million outstanding on the Company’s revolving credit facility, €80.0 million, or $95.1 million of a variable rate term loan, and ¥2.0 billion, or $18.2 million, of variable rate senior notes. As of July 31, 2021, additional short-term borrowings outstanding consisted of $48.5 million. Assuming a hypothetical 0.5 percentage point increase in short-term interest rates, with all other variables remaining constant, interest expense would have increased approximately $0.8 million and interest income would have increased approximately $0.3 million in fiscal 2021. Interest rate changes would also affect the fair market value of fixed-rate debt. As of July 31, 2021, the estimated fair value of long-term debt with fixed interest rates was $297.4 million compared to its carrying value of $275.0 million. The fair value is estimated by discounting the projected cash flows using the rate at which similar amounts of debt could currently be borrowed.
In addition, the Company is exposed to market risk for changes in interest rates for the impact to its qualified defined benefit pension plans. The plans’ projected benefit obligation is inversely related to changes in interest rates. Consistent with published bond indices, in fiscal 2021 the Company increased its weighted average discount rate from 2.37% to 2.55% on its U.S. plans and increased its weighted average discount rate from 1.48% to 1.55% for its non-U.S. plans. To protect against declines in interest rates, the pension plans hold high-quality, long-duration bonds. The rates impact both the projected benefit obligation and the fair value of the plan assets and hence, the funded status of the plans. The plans were overfunded by $11.4 million as of July 31, 2021, since the fair value of the plan assets exceeded the projected benefit obligation.
Commodity Prices
The Company is exposed to market risk from fluctuating prices of purchased commodity raw materials, including steel, filter media and petrochemical-based products including plastics, rubber and adhesives. On an ongoing basis, the Company enters into selective supply arrangements that allow the Company to reduce volatility in its costs. The Company strives to recover or offset all material cost increases through selective price increases to its customers and the Company’s cost reduction initiatives, which include material substitution, process improvement and product redesigns. However, an increase in commodity prices could result in lower gross profit.

Chinese Notes
Consistent with common business practice in China, the Company’s Chinese subsidiaries accept bankers’ acceptance notes from Chinese customers in settlement of certain customer billed accounts receivable. Bankers’ acceptance notes represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers’ acceptance note as of the maturity date. The maturity date of bankers’ acceptance notes varies, but it is the Company’s policy to only accept bankers’ acceptance notes with maturity dates no more than 180 days from the date of the Company’s receipt of such draft. As of July 31, 2021 and 2020, the Company owned $14.1 million and $12.1 million, respectively, of these bankers’ acceptance notes, and includes them in Accounts Receivable on the Consolidated Balance Sheets.

Item 8. Financial Statements and Supplementary Data
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2021. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control - Integrated Framework - version 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of July 31, 2021 based on criteria in Internal Control-Integrated Framework issued by the COSO. The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of July 31, 2021, as stated in its report, which appears herein.

/s/ Tod E. Carpenter	/s/ Scott J. Robinson

Tod E. Carpenter	Scott J. Robinson
Chairman, President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
September 24, 2021	September 24, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Donaldson Company, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Donaldson Company, Inc. and its subsidiaries (the “Company”) as of July 31, 2021 and 2020, and the related consolidated statements of earnings, of comprehensive income, of changes in stockholders' equity and of cash flows for each of the three years in the period ended July 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of July 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment – Reporting Unit within the Industrial Products Segment

As described in Note 6 to the consolidated financial statements, the Company’s consolidated goodwill balance and goodwill balance for the Industrial Products segment was $322.5 million and $237.8 million, respectively, as of July 31, 2021. As disclosed, management conducts a goodwill impairment test during the third quarter of each fiscal year. For reporting units evaluated using a quantitative assessment, the fair values are determined using an income approach, a market approach or a weighting of the two. The income approach determines fair value based on discounted cash flow models derived from the reporting units’ long-term forecasts. The market approach determines fair value based on earnings multiples derived from prices investors paid for the stocks of comparable, publicly traded companies. An impairment loss would be recognized when the carrying amount of a reporting unit’s net assets exceeds the estimated fair value of the reporting unit. Estimates and assumptions are utilized in the valuations, including discounted projected cash flows, terminal value growth rates, revenue growth rates, earnings before interest, taxes, depreciation and amortization (EBITDA) margins, discount rates, and the determination of comparable, publicly traded companies.

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
September 24, 2021

We have served as the Company’s auditor since 2002.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)

	Year ended July 31,
	2021	2020	2019
Net sales	$2,853.9	$2,581.8	$2,844.9
Cost of sales	1,882.2	1,710.2	1,896.6
Gross profit	971.7	871.6	948.3
Selling, general and administrative	519.2	470.3	497.8
Research and development	67.8	61.2	62.3
Operating expenses	587.0	531.5	560.1
Operating income	384.7	340.1	388.2
Interest expense	13.0	17.4	19.9
Other income, net	(9.3)	(12.5)	(6.9)
Earnings before income taxes	381.0	335.2	375.2
Income taxes	94.1	78.2	108.0
Net earnings	$286.9	$257.0	$267.2

Weighted average shares – basic	126.4	126.9	128.3
Weighted average shares – diluted	128.2	128.3	130.3

Net earnings per share – basic	$2.27	$2.03	$2.08
Net earnings per share – diluted	$2.24	$2.00	$2.05
See Notes to Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year ended July 31,
	2021	2020	2019
Net earnings	$286.9	$257.0	$267.2
Other comprehensive income (loss):
Foreign currency translation income (loss)	30.0	18.7	(26.6)
Pension liability adjustment, net of deferred taxes of $(11.5), $3.3 and $5.0, respectively	35.3	(11.0)	(16.1)
Derivatives:
Gains (losses) on hedging derivatives, net of deferred taxes of $(0.2), $0.0 and $0.1, respectively	0.8	0.6	(0.5)
Reclassification of (gains) losses on hedging derivatives to net income, net of taxes of $(0.1), $(0.4) and $0.0, respectively	(0.3)	0.6	0.1
Total derivatives	0.5	1.2	(0.4)
Net other comprehensive income (loss)	65.8	8.9	(43.1)
Comprehensive income	$352.7	$265.9	$224.1
See Notes to Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

	As of July 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$222.8	$236.6
Accounts receivable, less allowances of $7.0 and $6.2, respectively	552.7	455.3
Inventories, net	384.5	322.7
Prepaid expenses and other current assets	84.0	82.1
Total current assets	1,244.0	1,096.7
Property, plant and equipment, net	617.8	631.6
Goodwill	322.5	316.8
Intangible assets, net	61.6	67.3
Other long-term assets	154.3	132.2
Total assets	$2,400.2	$2,244.6

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$48.5	$3.8
Current maturities of long-term debt	—	5.7
Accounts payable	293.9	187.7
Accrued employee compensation and related taxes	126.8	71.2
Current lease liabilities	18.1	25.7
Dividend payable	27.6	26.6
Other current liabilities	91.7	86.1
Total current liabilities	606.6	406.8
Long-term debt	461.0	617.4
Non-current income taxes payable	80.7	87.4
Deferred income taxes	26.6	16.7
Other long-term liabilities	88.2	112.5
Total liabilities	1,263.1	1,240.8

Commitments and contingencies (Note 17)
Redeemable non-controlling interest	—	10.9

Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued	758.2	758.2
Additional paid-in capital	5.8	—
Retained earnings	1,608.4	1,430.0
Non-controlling interest	—	5.8
Stock-based compensation plans	12.8	15.9
Accumulated other comprehensive loss	(118.2)	(184.0)
Treasury stock, 26,620,560 and 25,304,515 shares, respectively, at cost	(1,129.9)	(1,033.0)
Total stockholders’ equity	1,137.1	992.9
Total liabilities and stockholders’ equity	$2,400.2	$2,244.6
See Notes to Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year ended July 31,
	2021	2020	2019
Operating Activities
Net earnings	$286.9	$257.0	$267.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	95.3	87.6	81.1
Equity in earnings of affiliates, net of distributions	(2.1)	(2.7)	(1.2)
Deferred income taxes	(5.9)	2.7	10.2
Stock-based compensation expense	14.2	15.2	15.0
Other, net	19.6	23.9	(7.6)
Changes in operating assets and liabilities, excluding effect of acquired businesses:
Accounts receivable, net	(92.7)	77.1	1.4
Inventories, net	(56.3)	11.9	(5.5)
Prepaid expenses and other current assets	(5.3)	1.4	(9.7)
Income taxes payable	(3.6)	(13.1)	(2.0)
Accounts payable and other accrued expenses	151.8	(74.0)	(3.1)
Net cash provided by operating activities	401.9	387.0	345.8

Investing Activities
Purchases of property, plant and equipment	(59.0)	(124.4)	(150.7)
Proceeds from sale of property, plant and equipment	0.7	2.0	0.3
Acquisitions, net of cash acquired	—	(6.5)	(96.0)
Net cash used in investing activities	(58.3)	(128.9)	(246.4)

Financing Activities
Proceeds from long-term debt	7.9	262.4	155.0
Repayments of long-term debt	(170.4)	(281.0)	(44.8)
Change in short-term borrowings	45.2	0.9	(25.3)
Purchase of non-controlling interests	(14.4)	—	(1.1)
Purchase right exercised in finance lease	(13.8)	—	—
Purchase of treasury stock	(142.2)	(94.3)	(129.2)
Dividends paid	(107.2)	(106.4)	(99.7)
Tax withholding for stock compensation transactions	(4.2)	(6.3)	(4.1)
Exercise of stock options	35.8	25.2	25.9
Net cash used in financing activities	(363.3)	(199.5)	(123.3)
Effect of exchange rate changes on cash	5.9	0.2	(3.0)
(Decrease) increase in cash and cash equivalents	(13.8)	58.8	(26.9)
Cash and cash equivalents, beginning of year	236.6	177.8	204.7
Cash and cash equivalents, end of year	$222.8	$236.6	$177.8

Supplemental Cash Flow Information
Income taxes paid	$105.9	$90.7	$99.3
Interest paid	$10.9	$17.1	$19.1
Supplemental Disclosure of Non-Cash Operating and Investing Transactions
Accrued property, plant and equipment additions	$7.0	$9.5	$16.5
Leased assets obtained in exchange for new operating lease liabilities	$12.4	$33.1	N/A
Transfer of operating lease asset and operating lease liability	$(9.2)	$—	$—
See Notes to Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Stock-Based Compensation Plans	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance July 31, 2018	$758.2	$—	$1,122.1	$4.8	$21.3	$(149.8)	$(898.8)	$857.8
Comprehensive income
Net earnings			267.2					267.2
Foreign currency translation						(26.6)		(26.6)
Pension liability adjustment, net of deferred taxes						(16.1)		(16.1)
Losses on hedging derivatives, net of deferred taxes						(0.5)		(0.5)
Reclassification of losses on hedging derivatives to net income						0.1		0.1
Comprehensive income								224.1
Treasury stock acquired							(129.2)	(129.2)
Stock options exercised			(17.2)				42.2	25.0
Stock compensation expense			10.9		3.8		0.3	15.0
Deferred stock and other activity			0.5	0.6	(3.4)		4.3	2.0
Dividends declared ($0.80 per share)			(102.0)					(102.0)
Balance July 31, 2019	758.2	—	1,281.5	5.4	21.7	(192.9)	(981.2)	892.7
Comprehensive income
Net earnings			257.0					257.0
Foreign currency translation						18.7		18.7
Pension liability adjustment, net of deferred taxes						(11.0)		(11.0)
Gains on hedging derivatives, net of deferred taxes						0.6		0.6
Reclassification of losses on hedging derivatives to net income						0.6		0.6
Comprehensive income								265.9
Treasury stock acquired							(94.3)	(94.3)
Stock options exercised			(9.1)				34.0	24.9
Stock compensation expense			11.9		3.4		(0.1)	15.2
Deferred stock and other activity			(5.2)	0.4	(9.2)		8.6	(5.4)
Dividends declared ($0.84 per share)			(106.1)					(106.1)
Balance July 31, 2020	758.2	—	1,430.0	5.8	15.9	(184.0)	(1,033.0)	992.9
Comprehensive income
Net earnings			286.9					286.9
Foreign currency translation						30.0		30.0
Pension liability adjustment, net of deferred taxes						35.3		35.3
Gains on hedging derivatives, net of deferred taxes						0.8		0.8
Reclassification of gains on hedging derivatives to net income						(0.3)		(0.3)
Comprehensive income								352.7
Treasury stock acquired							(142.2)	(142.2)
Stock options exercised			(5.9)				41.5	35.6
Stock compensation expense		3.6	8.8		1.9		(0.1)	14.2
Deferred stock and other activity			(3.3)	0.1	(5.0)		3.9	(4.3)
Purchase of non-controlling interest		2.2		(5.9)				(3.7)
Dividends declared ($0.86 per share)			(108.1)					(108.1)
Balance July 31, 2021	$758.2	$5.8	$1,608.4	$—	$12.8	$(118.2)	$(1,129.9)	$1,137.1
See Notes to Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
Description of Business
Donaldson Company, Inc. (the Company) is a global manufacturer of filtration systems and replacement parts. The Company’s core strengths include leading filtration technology, strong customer relationships and its global presence. Products are manufactured and sold around the world. Products are sold to original equipment manufacturers (OEMs), distributors, dealers and directly to end users.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and all of its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company’s joint ventures are not majority-owned and are accounted for under the equity method. Certain reclassifications to previously reported financial information have been made to conform to the current period presentation.
Use of Estimates
The preparation of the Company’s financial statements in conformity with generally accepted accounting principles (GAAP) in the United States (U.S.) requires management to make estimates and assumptions that affect the amount of assets and liabilities and the disclosures regarding contingent assets and liabilities at period end, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
The effects of the ongoing Coronavirus (COVID-19) pandemic continue to impact global economic conditions. Management cannot predict with specificity the extent and duration of any future impact on the Company’s business and financial results from the COVID-19 pandemic.
Foreign Currency Translation
For most foreign operations, local currencies are considered the functional currency. Assets and liabilities of non-U.S. dollar functional currency entities are translated to U.S. dollars at fiscal year-end exchange rates and the resulting gains and losses arising from the translation of net assets located outside the U.S. are recorded as a cumulative translation adjustment, a component of accumulated other comprehensive loss on the Consolidated Balance Sheets. Elements of the Consolidated Statements of Earnings are translated at average exchange rates in effect during the fiscal year. Foreign currency transaction losses are included in other income, net in the Consolidated Statements of Earnings and were $2.9 million, $4.7 million and $4.9 million in the years ended July 31, 2021, 2020 and 2019, respectively.
Cash Equivalents
The Company considers all highly liquid temporary investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost which approximates market value.
Revenue Recognition
Revenue is measured as the amount of consideration the Company expects to receive in exchange for the fulfillment of performance obligations. The transaction price of a contract could be reduced by variable consideration including product volume rebates, discounts, refunds and returns, in the determination of net sales. The Company primarily relies on historical experience and anticipated future performance to estimate variable consideration. Revenue is recognized to the extent that it is probable that a significant reversal of revenue will not occur when outstanding contingencies are resolved. The Company accounts for amounts billed to customers for reimbursement of shipping and handling as fulfillment costs by recording these amounts as revenue and accruing costs when the related revenue is recognized.
For most customer contracts, the Company recognizes revenue at a point in time when control of the goods or services is transferred to the customer. For product sales, control is typically deemed to have transferred in accordance with the shipping terms, either at the time of shipment from the plants or distribution centers or the time of delivery to the customers. Revenue is recognized for services upon completion of those services. Payment terms vary by customer and the geographic location of the customer. The Company’s contracts with customers do not include significant financing components or non-cash consideration.
The Company has some contracts with customers where the performance obligations are satisfied over time. Certain customer contracts provide the Company with an enforceable right to payment of the transaction price for performance completed to date and the Company uses an output method of production to measure the progress towards the completion of the performance obligation in these arrangements. The timing of revenue recognized from these products is slightly accelerated compared to revenue recognized at the time of shipment or delivery.

Incremental costs of obtaining a contract with a customer and other costs to fulfill a contract are required to be capitalized unless the Company elects to expense contract costs with periods of less than one year. The Company has elected to expense these costs of obtaining a contract as incurred when the related contract period is less than one year. The Company does not pay upfront sales commissions on contracts when the related contract period is greater than one year, thus has not capitalized any amounts as of July 31, 2021, see Note 3.
Accounts Receivable, Net and Allowance for Doubtful Accounts
Accounts receivable, net are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of credit losses in its existing accounts receivable. The Company determines the allowance based on utilization of a combination of aging schedules with reserve rates applied to both current and aged receivables using historical write-off experience, regional economic data and evaluation of specific customer accounts for risk of loss and changes in current or projected conditions to calculate the allowances related to accounts receivable, net. The Company reviews its allowance for doubtful accounts monthly. Account balances are reviewed on a pooled basis by reporting unit and geographic region, and are reserved when the Company determines it is probable the receivable will not be recovered. The Company reduces the receivable, and corresponding allowance when it confirms an account is uncollectible.
Inventories
Inventories are stated at the lower of cost and net realizable value. U.S. inventories are valued using the last-in, first-out (LIFO) method while the non-U.S. inventories are valued using the first-in, first-out (FIFO) method. Inventories valued at LIFO were approximately 30.4% and 27.6% of total inventories as of July 31, 2021 and 2020, respectively. For inventories valued under the LIFO method, the FIFO cost exceeded the LIFO carrying values by $40.6 million and $39.2 million as of July 31, 2021 and 2020, respectively. Results of operations for all periods presented were not materially affected by the liquidation of LIFO inventory, see Note 4.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Additions, improvements or major renewals are capitalized while expenditures that do not enhance or extend the asset’s useful life are expensed as incurred. Depreciation is computed using the straight-line method. Depreciation expense was $87.1 million, $79.3 million and $73.5 million in the years ended July 31, 2021, 2020 and 2019, respectively. The estimated useful lives of property, plant and equipment are ten to 40 years for buildings, including building improvements, and three to ten years for machinery and equipment, see Note 5.
Internal-Use Software
The Company capitalizes direct costs of materials and services used in the development and purchase of internal-use software. Amounts capitalized are amortized on a straight-line basis over a period of five to seven years and are reported as a component of property, plant and equipment.
Cloud Computing Arrangements
The Company capitalizes certain costs incurred during the application development stage of implementation of internal-use software in cloud computing arrangements. Amounts capitalized are amortized on a straight-line basis over a period of five to ten years and are reported as a component of other long-term assets.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. Intangible assets, comprised of customer relationships, patents, trademarks and technology, are amortized on a straight-line basis over their estimated useful lives of five to 20 years. Goodwill is assessed for impairment annually or if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The impairment assessment for goodwill is done at a reporting unit level. Reporting units are one level below the operating segment level but can be combined when reporting units within the same operating segment have similar economic characteristics. An impairment loss would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit, see Note 6.
Recoverability of Long-Lived Assets
The Company reviews its long-lived assets, including identifiable intangibles, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the carrying value is reduced to the fair market value. There were no impairment charges recorded for the years ended July 31, 2021, 2020 and 2019.

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
The Company maintains a reserve for uncertain tax benefits. Benefits of tax return positions are recognized in the financial statements when the position is more likely than not to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that is greater than 50% likely to be realized, in the Company’s judgment, see Note 8.
Leases
The Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) (ASU 2016-02) in the first quarter of fiscal 2020. This ASU requires lessees to recognize right-of-use assets and lease liabilities for substantially all leases.
The Company determines whether an arrangement that provides control over the use of an asset to the Company is a lease. The Company recognizes a lease liability and corresponding right-of-use asset on the Consolidated Balance Sheets based on the present value of future lease payments, and recognizes lease expense on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets, and are expensed on a straight-line basis over the lease term. Variable lease expense primarily includes leases with payments indexed to inflation when the index changes after lease commencement, and is immaterial.
The Company has elected to separate payments for lease components from non-lease components for all asset classes. Lease agreements may include extension, termination or purchase options, all of which are considered in calculating the lease liability and right-of-use asset when it is reasonably certain the Company will exercise an option. The Company’s incremental borrowing rate on the commencement date is used to calculate the present value of future payments for most leases since the rate implicit in the lease is generally not readily determinable, see Note 9.
Stock-Based Compensation
Stock-based compensation expense is recognized using the fair value method for all awards, see Note 13.
Treasury Stock
Repurchased common stock is stated at cost, determined on an average cost basis, and is presented as a reduction of stockholders’ equity on the Consolidated Balance Sheets.
Research and Development Expenses
Research and development expenses include scientific research costs such as salaries, facility costs, testing, technical information technology and administrative expenditures as well as an allocation of corporate costs. Research and development expenses are for the application of scientific advances to the development of new and improved products and their uses. Substantially all research and development is performed in-house. Expenses are charged against earnings in the year incurred.
Shipping and Handling
Shipping and handling costs of $79.2 million, $68.1 million and $76.7 million are classified as a component of operating expenses in the Consolidated Statements of Earnings for the years ended July 31, 2021, 2020 and 2019, respectively.
Forward Foreign Currency Exchange Contracts
The Company buys materials from foreign suppliers. Those transactions can be denominated in those suppliers’ local currency. The Company also sells to customers in foreign countries. Those transactions can be denominated in those customers’ local currency. Both of these transaction types can create volatility in the Company’s financial statements. The Company uses forward currency exchange contracts to manage those exposures and fluctuations. These contracts generally mature in 12 months or less, which is consistent with the forecasts of the related purchases and sales. Certain contracts are designated as cash flow hedges, whereas the remaining contracts, related to certain intercompany transactions, are not designated, see Note 15.
Net Investment Hedges
The Company uses fixed-to-fixed cross-currency swap agreements to hedge its exposure to adverse foreign currency exchange rate movements for its operations in Europe. This contract terminates in July 2029. The Company has elected the spot method of designating these contracts as net investment hedges, see Note 15.

Interest Rate Swaps
The Company uses swap agreements to hedge exposure related to interest expense and to manage its exposure to interest rate movements. The Company enters into interest rate swap agreements designated as cash flow hedges to hedge future fixed-rate debt issuances, which effectively fix a portion of interest payments. The Company entered into and terminated agreements within the fiscal year, see Note 15.
Product Warranties
The Company provides for estimated warranty expense at the time of sale and accrues for specific items at the time their existence is known and the amounts are determinable. The Company estimates warranty expense using quantitative measures based on historical warranty claim experience and evaluation of specific customer warranty issues, see Note 17.
New Accounting Standards Recently Adopted
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (ASU 2016-13). In November 2018, the FASB issued an update, ASU 2018-19, that clarifies the scope of the standard in the amendments in ASU 2016-13. This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Financial instruments impacted include accounts receivable and other financial assets measured at amortized cost and other off-balance sheet credit exposures. The Company adopted ASU 2016-13 in the first quarter of fiscal 2021 using the modified retrospective approach. The adoption did not have a material impact on its Consolidated Financial Statements.
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815 Derivatives and Hedging and Topic 825, Financial Instruments (ASU 2019-04). This guidance clarifies the standards on credit losses (Topic 326), derivatives and hedging (Topic 815) and recognition and measurement of financial instruments (Topic 825). The Company adopted ASU 2019-04 in the first quarter of fiscal 2021 using the modified retrospective approach. The adoption did not have a material impact on its Consolidated Financial Statements.
New Accounting Standards Not Yet Adopted
The Company considers the applicability and impact of all ASU’s issued but not yet adopted. The Company assessed ASU’s not listed above and determined that they were either not applicable or were not expected to have a material impact on the Company’s financial reporting.
Note 2. Acquisitions and Divestitures
In fiscal 2019, the Company acquired 91.0% of the shares of BOFA International LTD (BOFA), headquartered in the United Kingdom, for cash consideration of $101.3 million less cash acquired of $2.2 million. BOFA designs, develops and manufactures fume extraction systems across a wide range of industrial air filtration applications. The acquisition allowed the Company to accelerate its global growth in the fume collection business and added additional filtration technology to the Company’s existing product lines. In the second quarter of fiscal 2021, the Company acquired the remaining 9.0% of the shares of BOFA for $8.0 million.
Note 3. Revenue
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
Revenue Disaggregation
Net sales, generally disaggregated by location where the customer’s order was placed, were as follows (in millions):

	Year Ended July 31,
	2021	2020	2019
U.S. and Canada	$1,084.2	$1,059.9	$1,192.6
Europe, Middle East and Africa (EMEA)	865.7	760.2	826.8
Asia Pacific (APAC)	649.2	553.2	597.9
Latin America (LATAM)	254.8	208.5	227.6
Total net sales	$2,853.9	$2,581.8	$2,844.9

Contract Assets and Liabilities
The satisfaction of performance obligations and the resulting recognition of revenue typically correspond with billing of the customer. In limited circumstances, the customer may be billed at a time later than when revenue is recognized, resulting in contract assets, which are reported in other current assets on the Consolidated Balance Sheets. Contract assets were $14.9 million and $11.9 million as of July 31, 2021 and 2020. In other limited circumstances, the customer may make a payment at a time earlier than when revenue is recognized and prior to the satisfaction of performance obligations, resulting in contract liabilities, which are reported in other current liabilities and other long-term liabilities on the Consolidated Balance Sheets. Contract liabilities were $12.2 million and $10.0 million as of July 31, 2021 and 2020, respectively.
The Company will recognize revenue in future periods related to remaining performance obligations for certain open contracts. Generally, these contracts have terms of one year or less. The amount of revenue related to unsatisfied performance obligations in which the original duration of the contract is greater than one year, is not significant.
Note 4. Inventories, Net
The components of inventories, net were as follows (in millions):

	July 31,
	2021	2020
Raw materials	$148.1	$109.6
Work in process	43.2	32.8
Finished products	193.2	180.3
Total inventories, net	$384.5	$322.7

Note 5. Property, Plant and Equipment, Net
The components of property, plant and equipment, net were as follows (in millions):

	July 31,
	2021	2020
Land	$27.1	$24.9
Buildings	410.8	384.5
Machinery and equipment	972.0	880.1
Computer software	144.3	145.4
Construction in progress	40.6	102.8
Less accumulated depreciation	(977.0)	(906.1)
Total property, plant and equipment, net	$617.8	$631.6

Note 6. Goodwill and Intangible Assets
The Company has allocated goodwill to reporting units within its Engine Products and Industrial Products segments. There were no dispositions or impairment charges recorded during the years ended July 31, 2021, 2020 and 2019. In the fourth quarter of fiscal 2020, the Company acquired the remaining interest of its joint venture in Saudi Arabia for $7.5 million, and as a result, recorded $5.4 million of goodwill.
Goodwill by reportable segment was as follows (in millions):

	Engine Products Segment	Industrial Products Segment	Total
Balance as of July 31, 2019	$84.5	$218.6	$303.1
Goodwill acquired	—	5.4	5.4
Currency translation	0.3	8.0	8.3
Balance as of July 31, 2020	84.8	232.0	316.8
Goodwill acquired	—	—	—
Currency translation	(0.1)	5.8	5.7
Balance as of July 31, 2021	$84.7	$237.8	$322.5

Intangible asset classes were as follows (in millions, except weighted average useful life):

		July 31, 2021		July 31, 2020
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	11.7	$107.5	$(56.4)	$105.2	$(50.0)
Patents, trademarks and technology	6.8	24.3	(13.8)	23.7	(11.6)
Total intangible assets, net		$131.8	$(70.2)	$128.9	$(61.6)
Amortization expense relating to existing intangible assets as of July 31, 2021 was as follows (in millions):

2022	$7.2
2023	6.3
2024	5.9
2025	5.8
2026	5.5
Thereafter	30.9
Total amortization expense	$61.6

Note 7. Short-Term Borrowings and Long-Term Debt
Short-Term Borrowings
Short-term borrowings were as follows (in millions):

	European Commercial Paper Program		U.S. Credit Facilities		Rest of the World Credit Facilities		European Operations Credit Facilities		Total
	Year Ended July 31,
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Available credit facilities	$118.2	$118.4	$100.0	$190.0	$64.1	$54.6	$54.3	$55.4	$336.6	$418.4
Reductions to borrowing capacity:
Outstanding borrowings	—	—	48.5	—	—	3.8	—	—	48.5	3.8
Other non-borrowing reductions	—	—	—	—	19.6	21.1	30.6	20.9	50.2	42.0
Total reductions	—	—	48.5	—	19.6	24.9	30.6	20.9	98.7	45.8
Remaining borrowing capacity	$118.2	$118.4	$51.5	$190.0	$44.5	$29.7	$23.7	$34.5	$237.9	$372.6

Weighted average interest rate as of July 31, 2021 and 2020	N/A	N/A	0.96%	N/A	N/A	1.48%	N/A	N/A	N/A	N/A
Other non-borrowing reductions include financial instruments such as bank guarantees and foreign exchange instruments. Commitment fees for years ended July 31, 2021 and 2020 were not material.

Long-Term Debt
Long-term debt was as follows:

					Interest Rate		Outstanding Balance
Financial Instrument	Fixed or Variable	Amount		Maturity Date	July 31, 2021	July 31, 2020	July 31, 2021	July 31, 2020
Unsecured senior notes	Fixed	$125.0 million		March 27, 2024	3.72%	3.72%	$125.0	$125.0
Unsecured senior notes	Fixed	$125.0 million		June 17, 2030	3.18%	3.18%	125.0	125.0
Unsecured term loan	Variable	€80.0 million		October 28, 2024	0.70%	0.70%	95.1	94.7
Unsecured revolving credit facility	Variable	$500.0 million		May 21, 2026	1.10%	1.29%	75.0	240.0
Unsecured senior notes	Fixed	$25.0 million		April 16, 2025	2.93%	2.93%	25.0	25.0
Unsecured term loan	Variable	¥1.0	billion	May 20, 2024	0.42%	0.41%	9.1	9.6
Unsecured term loan	Variable	¥1.0	billion	July 15, 2026	0.47%	N/A	9.1	N/A
Unsecured senior notes	Fixed	$50.0 million		November 5, 2028	2.12%	N/A	—	N/A
Unsecured senior notes	Fixed	$100.0 million		August 5, 2031	2.50%	N/A	—	N/A
Unsecured term loan	Variable	¥600.0	million	July 15, 2021	N/A	0.27%	N/A	5.7
Debt issuance costs, net							(2.3)	(1.9)
Subtotal							461.0	623.1
Less current maturities							—	5.7
Total long-term debt							$461.0	$617.4
In the fourth quarter of fiscal 2021, the Company entered into a new credit agreement that maintained the borrowing availability of $500.0 million, which replaced the previous agreement. This revolving credit facility is with a group of lenders and allows for borrowings in multiple currencies. The interest rate is calculated using the appropriate benchmark rate plus the applicable rate. The borrowing availability can be reduced or the agreement terminated early at the option of the Company. The Company can request to increase the revolving credit facility by up to $250.0 million, subject to terms of the credit facility agreement, including written notification and lender acceptance, through an accordion feature. Borrowings are automatically rolled over until the credit facility maturity date, unless the agreement is terminated early or the Company is found to be in default. The total facility includes a commitment fee of 0.08% to 0.25%, depending on the Company’s leverage ratio.
Certain debt agreements contain financial covenants related to interest coverage and leverage ratios, as well as other non-financial covenants. As of July 31, 2021, the Company was in compliance with all such covenants.
In the fourth quarter of fiscal 2021, the Company entered into an agreement in which the Company would issue and sell two tranches of unsecured senior notes. The first tranche is a $100.0 million ten year note due 2031 at a fixed interest rate of 2.50%, with proceeds received in August 2021. The second tranche is a $50.0 million seven year note due 2028 at a fixed interest rate of 2.12%, with proceeds to be received in November 2021.
The Company has long-term borrowing capacity of $417.3 million available for further borrowing under existing credit facilities as of July 31, 2021. The remaining borrowing capacity has been reduced for standby letters of credit as discussed in Note 16.
Future maturities of the Company’s long-term debt as of July 31, 2021 were as follows (in millions):

2022	$—
2023	—
2024	134.1
2025	120.1
2026	84.1
Thereafter	125.0
Total future maturities payments	463.3
Less debt issuance costs, net	2.3
Total future maturities payments, net of debt issuance costs	$461.0

Note 8. Income Taxes
The components of earnings before income taxes were as follows (in millions):

	Year Ended July 31,
	2021	2020	2019
U.S.	$114.1	$112.8	$127.4
Foreign	266.9	222.4	247.8
Total	$381.0	$335.2	$375.2
The components of the provision for income taxes were as follows (in millions):

	Year Ended July 31,
	2021	2020	2019
Current
Federal	$13.2	$9.7	$21.3
State	3.9	3.1	4.0
Foreign	82.9	62.7	72.5
Total current	100.0	75.5	97.8

Deferred
Federal	(1.9)	4.1	7.4
State	(0.2)	0.2	1.4
Foreign	(3.8)	(1.6)	1.4
Total deferred	(5.9)	2.7	10.2
Total provision for income taxes	$94.1	$78.2	$108.0
The reconciliation of the U.S. statutory income tax rate with the effective income tax rate was as follows:

	Year Ended July 31,
	2021	2020	2019
Statutory U.S. federal rate	21.0%	21.0%	21.0%
State income taxes	0.8	0.9	1.3
Foreign operations	4.4	3.5	4.7
Global Intangible Low Tax Income	0.6	0.2	1.3
Foreign Derived Intangible Income	(0.7)	(1.4)	(1.4)
Export, manufacturing and research credits	(0.7)	(0.7)	(0.8)
Change in unrecognized tax benefits	0.2	0.6	(0.8)
Tax benefits on stock-based compensation	(1.0)	(1.2)	(1.6)
Impact of U.S. Tax Cuts and Jobs Act	—	—	5.0
Other	0.1	0.4	0.1
Effective income tax rate	24.7%	23.3%	28.8%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities were as follows (in millions):

	July 31,
	2021	2020
Deferred tax assets
Accrued expenses	$12.8	$9.9
Compensation and retirement plans	28.3	31.8
Net operating loss (NOL) and tax credit carryforwards	7.9	8.1
Inventory reserves	2.6	3.4
Operating lease assets	12.7	18.8
Other	7.7	4.2
Gross deferred tax assets	72.0	76.2
Valuation allowance	(4.6)	(8.1)
Deferred tax assets, net of valuation allowance	67.4	68.1
Deferred tax liabilities
Depreciation and amortization	(57.0)	(47.4)
Operating lease liabilities	(12.7)	(18.8)
Other	(3.5)	(1.8)
Deferred tax liabilities	(73.2)	(68.0)
Net deferred tax (liability) asset	$(5.8)	$0.1
The activity in the NOL and tax credit valuation allowances was as follows (in millions):

	Year Ended July 31,
	2021	2020	2019
Balance as of beginning of year	$(8.1)	$(4.4)	$(6.2)
Additions charged to costs and expenses	(0.8)	(3.7)	(0.2)
Deductions from reserves	4.3	—	2.0
Balance as of end of year	$(4.6)	$(8.1)	$(4.4)
As of July 31, 2021, the Company had deferred tax assets related to U.S. federal foreign tax credits of $4.7 million, state research and development credits of $2.5 million and foreign operating loss carryovers of $0.7 million. The U.S. federal tax credits will expire after 10 years. The state portion will expire after one to 20 years and the foreign portion after 12 years. As of July 31, 2021, the Company had provided $4.6 million for a valuation allowance against certain of these deferred tax assets based on management’s determination that it is more-likely-than-not that the tax benefits related to these assets will not be realized.
As of July 31, 2021, the total undistributed earnings of the Company’s non-U.S. subsidiaries was $1.3 billion, of which $1.0 billion was not considered indefinitely reinvested. The Company is subject to foreign withholding taxes on a small portion of these earnings distributable in the future in the form of dividends. Thus, the Company provides for foreign withholding taxes payable upon future dividend distributions of the earnings not considered indefinitely reinvested annually. For the year ended July 31, 2021, the Company recognized a tax charge of $8.8 million related to these foreign withholding taxes. The remaining $255.0 million of earnings are considered indefinitely reinvested, and it is not practicable to estimate, within any reasonable range, the additional taxes that may be payable on the potential distribution of the portion of the undistributed earnings considered indefinitely reinvested.
The transition tax related to the U.S. Tax Cuts and Jobs Act on undistributed earnings was accrued in fiscal 2018, and it is payable over an eight year period and the portion not due within 12 months as of July 31, 2021 was $60.1 million. This amount was classified in non-current income taxes payable on the Consolidated Balance Sheets.

The reconciliation of the beginning and ending amount of gross unrecognized tax benefits was as follows (in millions):

	Year Ended July 31,
	2021	2020	2019
Balance as of beginning of year	$16.9	$15.5	$18.5
Additions for tax positions of the current year	4.7	2.8	2.5
Additions for tax positions of prior years	2.7	0.2	0.7
Reductions for tax positions of prior years	(1.0)	(0.1)	(4.9)
Reductions due to lapse of applicable statute of limitations	(4.6)	(1.5)	(1.3)
Balance as of end of year	$18.7	$16.9	$15.5
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the year ended July 31, 2021, the Company recognized interest expense, net of tax benefit, of $0.4 million. As of July 31, 2021 and 2020, accrued interest and penalties on a gross basis were $1.6 million and $2.2 million, respectively. If the Company were to prevail on all unrecognized tax benefits recorded, substantially all of the unrecognized tax benefits would benefit the effective tax rate. With an average statute of limitations of five years, up to $4.9 million of the unrecognized tax benefits could potentially expire in the next 12 months, unless extended by an audit.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The U.S. Internal Revenue Service has completed examinations of the Company’s U.S. federal income tax returns through 2017. With few exceptions, the Company is no longer subject to state and foreign income tax examinations by tax authorities for years before 2016.
The Company believes that it is remote that any adjustment necessary to the reserve for income taxes over the next 12 months will be material. However, it is possible the current and future resolution of audits or disputes may result in a material change to the reserve for income taxes, although the quantification of such potential adjustments cannot be made at this time.
Note 9. Leases
The Company enters into operating leases primarily for office, production and warehouse facilities, production and non-production equipment, automobiles and computer equipment.
The Company’s operating lease costs were as follows (in millions):

	Year Ended July 31,
	2021	2020
Operating lease cost	$25.6	$30.1
Short-term lease cost	2.4	2.4
Total lease costs	$28.0	$32.5
Supplemental balance sheet information for the Company was as follows (in millions):

	July 31,
	2021	2020
Right-of-use lease assets	$51.2	$73.7
Current lease liabilities	$18.1	$25.7
Long-term lease liabilities	$33.7	$48.1
Additional information related to operating leases was as follows:

	July 31,
	2021	2020
Weighted average remaining lease term (years)	4.6	4.8
Weighted average discount rate	3.26%	3.50%

Remaining payments for operating leases having initial terms of more than one year as of as of July 31, 2021 were as follows (in millions):

2022	$18.9
2023	12.3
2024	7.3
2025	4.3
2026	3.8
Thereafter	7.7
Total future lease payments	54.3
Less imputed interest	3.1
Present value of future lease payments	$51.2

Note 10. Earnings Per Share
Basic net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares. Diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options and other stock incentive plans.
Basic and diluted net earnings per share calculations were as follows (in millions, except per share amounts):

	Year Ended July 31,
	2021	2020	2019
Net earnings	$286.9	$257.0	$267.2

Weighted average common shares outstanding
Weighted average common shares – basic	126.4	126.9	128.3
Dilutive impact of stock-based awards	1.8	1.4	2.0
Weighted average common shares – diluted	128.2	128.3	130.3

Net earnings per share – basic	$2.27	$2.03	$2.08
Net earnings per share – diluted	$2.24	$2.00	$2.05
Stock options excluded from net earnings per share calculation	0.8	1.7	0.8

Note 11. Stockholders’ Equity
Share Repurchases
The Company’s Board of Directors has authorized the repurchase of up to 13.0 million shares of common stock under the Company’s stock repurchase plan. This repurchase authorization is effective until terminated by the Board of Directors. During the year ended July 31, 2021, the Company repurchased 2.4 million shares for $142.2 million. During the year ended July 31, 2020, the Company repurchased 2.0 million shares for $94.3 million. As of July 31, 2021, the Company had remaining authorization to repurchase 8.3 million shares under this plan.
Treasury stock share activity was as follows:

	Year Ended July 31,
	2021	2020
Balance as of beginning of year	25,304,515	24,324,483
Stock repurchases	2,416,741	2,030,545
Net issuance upon exercise of stock options	(1,004,298)	(833,168)
Issuance under compensation plans	(82,998)	(198,120)
Other activity	(13,400)	(19,225)
Balance as of end of year	26,620,560	25,304,515

Dividends Paid and Declared
Dividends paid were 85.0 cents and 84.0 cents per common share for the years ended July 31, 2021 and 2020, respectively. On July 30, 2021, the Company’s Board of Directors declared a cash dividend in the amount of 22.0 cents per common share, payable August 31, 2021, to stockholders of record as of August 16, 2021.
Note 12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the years ended July 31, 2021 and 2020 were as follows (in millions):

	Foreign Currency Translation Adjustment	Pension Benefits		Derivative Financial Instruments		Total
Balance as of July 31, 2020, net of tax	$(74.0)	$(110.0)		$—		$(184.0)
Other comprehensive income before reclassifications and tax	30.0	36.8	(1)	1.0		67.8
Tax expense	—	(9.3)		(0.2)		(9.5)
Other comprehensive income before reclassifications, net of tax	30.0	27.5		0.8		58.3
Reclassifications, before tax	—	10.0	(2)	(0.2)		9.8
Tax expense	—	(2.2)		(0.1)		(2.3)
Reclassifications, net of tax	—	7.8		(0.3)	(3)	7.5
Other comprehensive income, net of tax	30.0	35.3		0.5		65.8
Balance as of July 31, 2021, net of tax	$(44.0)	$(74.7)		$0.5		$(118.2)

Balance as of July 31, 2019, net of tax	$(92.7)	$(99.0)		$(1.2)		$(192.9)
Other comprehensive income (loss) before reclassifications and tax	18.7	(16.8)	(1)	0.6		2.5
Tax benefit	—	4.1		—		4.1
Other comprehensive income (loss) before reclassifications, net of tax	18.7	(12.7)		0.6		6.6
Reclassifications, before tax	—	2.5	(2)	1.0		3.5
Tax expense	—	(0.8)		(0.4)		(1.2)
Reclassifications, net of tax	—	1.7		0.6	(3)	2.3
Other comprehensive income (loss), net of tax	18.7	(11.0)		1.2		8.9
Balance as of July 31, 2020, net of tax	$(74.0)	$(110.0)		$—		$(184.0)
(1)In fiscal 2021, pension curtailment and settlement accounting was triggered and the Company recorded charges of $2.8 million. Remeasurements of the Company’s pension obligations resulted in a decrease to other comprehensive loss of $36.8 million, see Note 14.
In fiscal 2020, pension settlement accounting was triggered and the Company recorded a pension settlement charge of $3.1 million. Remeasurements of the Company’s pension obligations resulted in an increase to other comprehensive loss of $16.8 million, see Note 14.
(2)Includes net amortization of prior service costs and actuarial losses included in net periodic benefit costs that were reclassified from accumulated other comprehensive loss on the Consolidated Balance Sheets to cost of sales and operating expenses in the Consolidated Statements of Earnings, see Note 14.
(3)Relates to designated forward foreign currency exchange contracts that were reclassified from accumulated other comprehensive loss to other income, net in the Consolidated Statements of Earnings, see Note 15.
Note 13. Stock-Based Compensation
The Company recognizes stock-based compensation expense for all stock-based awards based on the grant date fair value of the award. Stock-based awards consist primarily of non-qualified stock options, performance-based awards, restricted stock awards and restricted stock units. Grants related to restricted stock awards and restricted stock units are immaterial.

Stock Options
The exercise price of options granted is equal to the market price of the Company’s common stock at the date of the grant. Options are generally exercisable for up to 10 years from the date of grant and vest in equal increments over three years. The Company issues treasury shares upon option exercise.
For the years ended July 31, 2021, 2020 and 2019, the Company recorded pretax stock-based compensation expense associated with options of $10.8 million, $10.4 million and $9.8 million, respectively. Fair value is calculated using the Black-Scholes option pricing model.
The weighted average fair value for options granted during the years ended July 31, 2021, 2020 and 2019 was $10.23, $10.93 and $12.27 per share, respectively.
The fair value of these awards was determined using following inputs:

	Year Ended July 31,
	2021	2020	2019
Risk-free interest rate	0.5% - 1.3%	0.8% - 1.9%	2.1% - 3.1%
Expected volatility	25.4% - 26.6%	21.0% - 23.7%	16.0% - 21.5%
Expected dividend yield	1.6%	1.6%	1.6%

Expected life:
Director and officer grants	8 years	8 years	8 years
Non-officer grants	7 years	7 years	7 years
Option activity was as follows:

	Options Outstanding	Weighted Average Exercise Price
Balance as of July 31, 2018	6,785,812	$34.93
Granted	908,925	58.02
Exercised	(1,103,054)	25.07
Canceled/forfeited	(60,433)	50.57
Balance as of July 31, 2019	6,531,250	39.66
Granted	944,094	51.94
Exercised	(845,086)	30.35
Canceled/forfeited	(96,279)	52.72
Balance as of July 31, 2020	6,533,979	42.44
Granted	1,004,631	46.61
Exercised	(1,030,938)	36.00
Canceled/forfeited	(62,929)	49.95
Balance as of July 31, 2021	6,444,743	$44.05
The total intrinsic value of options exercised during the years ended July 31, 2021, 2020 and 2019 was $22.6 million, $18.3 million and $30.3 million, respectively.
The number of shares authorized as of July 31, 2021 for outstanding options and future grants was 10,361,676. Unvested options forfeited are recorded in operating expenses in the Consolidated Statements of Earnings in the period in which they occur.

Outstanding and exercisable stock options as of July 31, 2021 were as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$28.00 to $32.49	701,597	4.4	$28.22	701,597	4.4	$28.22
$32.50 to $37.49	564,098	1.5	34.37	564,098	1.5	34.37
$37.50 to $42.49	1,133,867	3.2	40.29	1,133,867	3.2	40.29
$42.50 to $47.49	2,294,336	7.0	44.80	1,354,933	5.5	43.97
$47.50 and above	1,750,845	7.7	54.96	845,358	7.4	55.82
	6,444,743	5.7	$44.05	4,599,853	4.6	$41.66
As of July 31, 2021, the aggregate intrinsic value of stock options outstanding and exercisable was $142.7 million and $112.8 million, respectively.
For the year ended July 31, 2021, activity for non-vested stock options that contain vesting provisions was as follows:

	Options	Weighted Average Grant Date Fair Value
Balance as of beginning of year	1,744,931	$11.18
Granted	1,004,631	10.23
Vested	(849,496)	10.94
Canceled	(55,176)	10.65
Balance as of end of year	1,844,890	$10.79
As of July 31, 2021, there was $6.1 million of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over the remaining vesting period during fiscal 2022, 2023 and 2024.
Performance-Based Awards
Performance-based awards are payable in common stock and are based on a formula that measures Company performance over a three year period. These awards are settled after three years with payouts ranging from zero to 200% of the target award value depending on achievement. Performance-based award expense under these plans totaled $1.9 million, $3.4 million and $3.8 million in the years ended July 31, 2021, 2020 and 2019, respectively.
The weighted average grant date fair value related to the Company’s performance-based awards was as follows:

	Year Ended July 31,
	2021	2020	2019
Weighted average grant date fair value	$46.06	$51.61	$58.35
Performance-based award for non-vested activity was as follows:

	Performance Shares	Weighted Average Grant Date Fair Value
Balance as of beginning of year	198,200	$54.93
Granted	106,100	46.06
Vested	(95,133)	58.35
Canceled	(8,600)	51.56
Balance as of end of year	200,567	$48.76
As of July 31, 2021, there was $6.6 million of total unrecognized compensation expense related to non-vested performance shares, which is expected to be recognized over the remaining vesting period during fiscal 2022, 2023 and 2024.

Note 14. Employee Benefit Plans
Defined Benefit Pension Plans
The Company has defined benefit pension plans for many of its hourly and salaried employees. There are two types of U.S. plans. The Hourly Pension Plan is primarily for union production employees. The Company no longer allows entrants into the Hourly Pension Plan and certain participating employees continue to accrue Company contribution credits. The Salaried Pension Plan is for some salaried and non-union production employees. The Company no longer allows entrants into the Salaried Pension Plan and the participating employees no longer accrue Company contribution credits. Non-U.S. defined benefit pension plans consist of plans in Belgium, Germany, Mexico and the United Kingdom. These plans generally provide pension benefits based on years of service and compensation level. Components of net periodic benefit cost other than the service cost component are included in other income, net in the Consolidated Statements of Earnings.
Net periodic pension costs and amounts recognized in other comprehensive (loss) income for the Company’s pension plans were as follows (in millions):

	Year Ended July 31,
	2021	2020	2019
Net periodic benefit cost
Service cost	$7.5	$9.5	$6.0
Interest cost	10.2	13.5	16.4
Expected return on assets	(23.7)	(26.1)	(26.5)
Prior service cost and transition amortization	0.3	0.7	0.6
Actuarial loss amortization	8.2	6.5	4.4
Settlement charge	2.0	3.1	2.9
Curtailment charge	0.8	—	—
Net periodic benefit costs	5.3	7.2	3.8
Other changes recognized in other comprehensive income (loss):
Net actuarial gain (loss)	35.9	(25.2)	(29.0)
Amortization of asset obligations	—	0.2	0.2
Amortization of prior service cost	1.2	0.6	0.4
Amortization of net actuarial loss	10.2	9.5	7.3
Total recognized in other comprehensive income (loss)	47.3	(14.9)	(21.1)
Total recognized in net periodic benefit costs and other comprehensive income (loss)	$42.0	$(22.1)	$(24.9)

The changes in projected benefit obligations, fair value of plan assets and funded status of the Company’s pension plans for the years ended July 31, 2021 and 2020 were as follows (in millions):

	Year Ended July 31,
	2021	2020
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$585.6	$520.4
Service cost	7.5	9.5
Interest cost	10.2	13.5
Participant contributions	0.8	0.8
Actuarial (gain) loss	(5.7)	55.2
Currency exchange rates	8.4	12.8
Settlements paid	(10.7)	(10.7)
Benefits paid	(16.2)	(15.9)
Projected benefit obligation, end of year	579.9	585.6
Change in fair value of plan assets
Fair value of plan assets, beginning of year	550.6	502.2
Actual return on plan assets	55.6	59.1
Company contributions	3.1	3.0
Participant contributions	0.8	0.8
Currency exchange rates	8.1	12.1
Settlements paid	(10.7)	(10.7)
Benefits paid	(16.2)	(15.9)
Fair value of plan assets, end of year	591.3	550.6

Funded status of plans, end of year	$11.4	$(35.0)

Amounts recognized on the Consolidated Balance Sheets
Other long-term assets	$37.5	$6.2
Other current liabilities	(1.3)	(1.5)
Other long-term liabilities	(24.8)	(39.7)
Net recognized asset (liability)	$11.4	$(35.0)
The net overfunded status of $11.4 million and underfunded status of $35.0 million as of July 31, 2021 and 2020, respectively, is recognized on the Consolidated Balance Sheets. The pension-related accumulated other comprehensive loss as of July 31, 2021 and 2020 (prior to the consideration of income taxes) was $119.1 million and $166.1 million, respectively, and consisted primarily of unrecognized actuarial losses. The loss expected to be recognized in net periodic pension expense during the year ending July 31, 2022 is $7.4 million. The accumulated benefit obligation for all defined benefit pension plans was $556.5 million and $561.9 million as of July 31, 2021 and 2020, respectively.
The projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $83.6 million and $57.4 million, respectively, as of July 31, 2021, and $220.4 million and $179.3 million, respectively, as of July 31, 2020.
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $13.8 million, $13.8 million and $3.1 million, respectively, as of July 31, 2021 and $158.0 million, $156.2 million and $133.1 million, respectively, as of July 31, 2020.

Assumptions
The significant assumptions used in determining the actuarial present value of the projected benefit obligation were as follows:

	Year Ended July 31,
	2021	2020
All U.S. plans
Discount rate	2.55%	2.37%
Expected rate of return on plan assets	5.33%	6.08%
Rate of compensation increase	N/A	N/A
Non-U.S. plans
Discount rate	1.55%	1.48%
Expected rate of return on plan assets	3.13%	3.78%
Rate of compensation increase	2.86%	2.88%
The weighted average discount rates, expected returns on plan assets and rates of increase in future compensation levels used to determine the net periodic benefit cost were as follows:

	Year Ended July 31,
	2021	2020	2019
All U.S. plans
Discount rate	2.37%	3.55%	4.43%
Expected rate of return on plan assets	5.33%	6.08%	6.25%
Rate of compensation increase	N/A	N/A	N/A
Non-U.S. plans
Discount rate	1.52%	1.85%	2.43%
Expected rate of return on plan assets	3.13%	3.78%	4.08%
Rate of compensation increase	2.86%	2.72%	2.69%
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
Expected Long-Term Rate of Return on Plan Assets
The Company considers the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation to develop the assumption for each of its U.S. pension plans. The assumption for non-U.S. pension plans reflects the investment allocation and expected total portfolio returns specific to each plan and country. The expected long-term rate of return on assets is an asset-based weighted average.
Mortality Rates
The Company’s actuary uses the Pri-2012 mortality table issued by the Society of Actuaries in 2019, and the Scale MMP-2019 mortality improvement projection scale for its U.S. pension plans. These assumptions were used for determining the benefit obligations as of July 31, 2021 and for developing the annual expense for the fiscal year ending July 31, 2022. For non-U.S. pension plans, the Company follows the local actuary’s recommendation.
Service and Interest Costs
The Company uses a full yield curve approach to estimate service and interest costs by applying specific spot rates along the yield curve used to determine the benefit obligation of relevant projected cash outflows. This method provides a precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rate on the yield curve.

Investments
Global Equity Securities
Global equity securities consist primarily of publicly traded U.S. and non-U.S. equities, mutual funds, collective investment trusts, diversified growth investment funds and private equity. Publicly traded equities and index funds are valued at the closing price reported in the active market in which the individual securities are traded. Private equity consists of interests in partnerships that invest in U.S. and non-U.S. equity and debt securities. This may include a diversified mix of partnership interests including buyouts, restructured or distressed debt, growth equity, mezzanine or subordinated debt, real estate, special situation partnerships and venture capital investments. Interests in these funds are valued at the net asset value (NAV) per share.
Fixed Income Securities
Fixed income securities consist primarily of investment and non-investment grade debt securities, debt securities issued by the U.S. Treasury, multi-asset credit investment funds and exchange-traded funds. Government, corporate and other bonds and notes, interest rate and inflation swaps, physical inflation-linked and nominal gilts, synthetic gilts, money market instruments and cash are valued at the closing price reported if they are traded on an active market or if they are traded at yields currently available on comparable securities of issuers with similar credit ratings. Fixed income securities also include smaller allocations to alternative investments, private equity and alternative fixed income investments. Alternative investments consist primarily of private placement funds, private equity investments and alternative fixed income-like investments. Private equity consists of interests in partnerships that invest in U.S. and non-U.S. equity and debt securities. This may include a diversified mix of partnership interests including buyouts, restructured/distressed debt, growth equity, mezzanine or subordinated debt, real estate, special situation partnerships and venture capital investments. Alternative fixed income securities consist primarily of private partnership interests in hedge funds. Interests in these funds are valued at the net asset value NAV per share. The NAV is determined by the administrator or custodian of the fund based on the fair value of the underlying assets owned by the fund less its liabilities.
Insurance Contracts
Insurance contracts are individual contracts whereby an insurance company offers a guaranteed minimum interest return. The Company does not have any influence on the investment decisions made by the insurer. European insurers, in general, are strictly regulated by an external control mechanism and have to invest for their guaranteed interest products within certain boundaries. Typically they have a strategic asset allocation with 80% to 90% fixed income products and 10% to 20% equity type products, including real estate.
Real Assets Funds
Real assets funds consist of interests in partnerships that invest in private real estate and commodities investments. Interests in partnerships are valued using the NAV.

Fair Value of Plan Assets
The estimated fair value of pension plan assets and their respective levels in the fair value hierarchy by asset category were as follows (in millions):

	Level 1	Level 2	Level 3	Total
Balances of July 31, 2021
Cash and cash equivalents	$2.2	$1.0	$—	$3.2
Global equity securities	184.1	—	—	184.1
Fixed income securities	134.4	158.4	—	292.8
Insurance contracts	—	—	37.7	37.7
Total investments in the fair value hierarchy	$320.7	$159.4	$37.7	517.8
Investments using NAV per share as practical expedient				73.5
Total assets				$591.3

Balances as of July 31, 2020
Cash and cash equivalents	$6.8	$3.3	$—	$10.1
Global equity securities	170.9	—	—	170.9
Fixed income securities	111.4	110.8	—	222.2
Investment funds	—	41.7	—	41.7
Insurance contracts	—	—	35.4	35.4
Total investments in the fair value hierarchy	$289.1	$155.8	$35.4	480.3
Investments using NAV per share as practical expedient				70.3
Total assets				$550.6
Certain investments, valued at NAV, had the following unfunded commitments and/or redemption restrictions (in millions):

	July 31, 2021		July 31, 2020
	NAV	Unfunded Commitments	NAV	Unfunded Commitments	Redemption Frequency (If Currently Eligible)	Redemption Notice (Days)
Global equity securities	$50.7	$1.8	$49.5	$1.8	Monthly, Weekly	10 - 90
Fixed income securities	20.4	—	—	—	Quarterly, Semi-Annually	60 - 90
Private equity and other funds	—	—	17.8	—	Quarterly, Semi-Annually	60 - 90
Real asset funds	2.4	4.3	3.0	4.3	Not eligible	N/A
Total U.S. assets	$73.5	$6.1	$70.3	$6.1

The changes in the fair values of the pension plans’ Level 3 assets were as follows (in millions):

Ending balance as of July 31, 2018	$28.6
Unrealized gains	3.5
Foreign currency exchange	(1.5)
Purchases	0.5
Sales	(0.3)
Ending balance as of July 31, 2019	30.8
Unrealized gains	4.1
Foreign currency exchange	2.1
Purchases	0.5
Sales	(2.1)
Ending balance as of July 31, 2020	35.4
Unrealized gains	3.6
Foreign currency exchange	0.1
Purchases	0.6
Sales	(2.0)
Ending balance as of July 31, 2021	$37.7
Investment Policies and Strategies
For U.S. pension plans, the Company uses a total return investment approach to achieve a long-term return on plan assets, with what the Company believes to be a prudent level of risk for the purpose of meeting its retirement income commitments to employees. The U.S. pension plans’ investments are diversified to assist in managing risk. During the year ended July 31, 2021, the Company’s asset allocation were as follows:

	Salaried Pension Plan	Hourly Pension Plan
Global equities	33%	29%
Fixed income	65	70
Real assets	1	—
Cash and cash equivalents	1	1
Total	100%	100%
The target allocation guidelines are determined in conjunction with the Company’s investment consultant and through the use of modeling the risk/return trade-offs among asset classes utilizing assumptions about expected annual return, expected volatility/standard deviation of returns and expected correlations with other asset classes.
For non-U.S. plans, the general investment objectives are to maintain a suitably diversified portfolio of secure assets with appropriate liquidity that will generate income and capital growth to meet, together with any new contributions from members and the Company, the cost of current and future benefits. Investment policy and performance is measured and monitored on an ongoing basis.
Estimated Contributions and Future Payments
The Company’s general funding policy is to make at least the minimum required contributions as required by applicable regulations, plus any additional amounts that it determines to be appropriate. The Company made contributions of $6.4 million to its pension plans during the year ended July 31, 2021. Future required pension plan contributions may change significantly depending on the actual rate of return on plan assets, discount rates and regulatory requirements.

Estimated future benefit required payments for the Company’s pension plans as of July 31, 2021 were as follows (in millions):

2022	$30.7
2023	$26.1
2024	$28.1
2025	$30.1
2026	$28.3
2027-2031	$145.4
Retirement Savings and Employee Stock Ownership Plan (ESOP)
The Company provides a contributory employee savings plan to U.S. employees that permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. For eligible employees, employee contributions of up to 50% of compensation are matched at a rate equaling 100% of the first three percent contributed and 50% of the next two percent contributed. In addition, the Company contributes three percent of compensation annually for eligible employees. Total contribution expense for this plan was $25.2 million, $22.0 million and $23.5 million for the years ended July 31, 2021, 2020 and 2019, respectively. This plan also includes shares from an ESOP. As of July 31, 2021, all shares of the ESOP have been allocated to participants. Total ESOP shares are considered to be shares outstanding for diluted earnings per share calculations.
Deferred Compensation and Other Benefit Plans
The Company provides various deferred compensation and other benefit plans to certain executives. The deferred compensation plan allows these employees to defer the receipt of all or a portion of their cash bonus and other stock-related compensation and up to 75% of their salary to future periods. Other benefit plans are provided to supplement the benefits for a select group of highly compensated individuals that are reduced because of compensation limitations set by the Internal Revenue Code. The Company has recorded a liability of $3.3 million and $4.1 million as of July 31, 2021 and 2020, respectively, related primarily to its deferred compensation plans.
Note 15. Fair Value Measurements
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
Short-Term Financial Instruments
As of July 31, 2021 and 2020, the carrying values of cash and cash equivalents, accounts receivable, short-term borrowings and accounts payable approximate fair value because of the short-term nature of these instruments, and are classified as Level 1 in the fair value hierarchy.
Long-Term Debt
As of July 31, 2021, the estimated fair values of fixed interest rate long-term debt were $297.4 million compared to the carrying values of $275.0 million. As of July 31, 2020, the estimated fair values of fixed interest rate long-term debt were $297.3 million compared to the carrying values of $275.0 million. The fair values are estimated by discounting the projected cash flows using the rates at which similar amounts of debt could currently be borrowed. The carrying values of total variable interest rate long-term debt were $188.3 million and $350.0 million as of July 31, 2021 and 2020, respectively, and approximate their fair values. Long-term debt is classified as Level 2 in the fair value hierarchy.
Equity Method Investments
The Company holds equity method investments, which are included in other long-term assets on the accompanying Consolidated Balance Sheets. The aggregate carrying amount of these investments was $24.2 million and $21.7 million as of July 31, 2021 and 2020, respectively. These equity method investments are measured at fair value on a non-recurring basis. The fair value of the Company’s equity method investments has not been estimated as there have been no identified events or changes in circumstance that would have had an adverse impact on the value of these investments. In the event that these investments are required to be measured, they would fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value, as the investments are in privately-held entities.

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
Forward Foreign Currency Exchange Contracts
The Company buys materials from foreign suppliers. Those transactions can be denominated in those suppliers’ local currency. The Company also sells to customers in foreign countries. Those transactions can be denominated in those customers’ local currency. Both of these transaction types can create volatility in the Company’s financial statements. The Company uses forward currency exchange contracts to manage those exposures and fluctuations. These contracts generally mature in 12 months or less, which is consistent with the forecasts of the related purchases and sales. Certain contracts are designated as cash flow hedges, whereas the remaining contracts, most of which are related to certain intercompany transactions, are not designated.
Net Investment Hedges
The Company uses fixed-to-fixed cross-currency swap agreements to hedge its exposure to adverse foreign currency exchange rate movements for its operations in Europe. The Company has elected the spot method of designating these contracts as net investment hedges.
Interest Rate Swaps
The Company uses swap agreements to hedge exposure related to interest expense and to manage its exposure to interest rate movements. In fiscal 2021, the Company entered into interest rate swap agreements designated as cash flow hedges with aggregate notional amounts of $40.0 million and $25.0 million, respectively, hedging future fixed-rate debt issuances, which effectively fixed a portion of interest payments based on the ten year treasury rates. Both instruments terminated in the fourth quarter of fiscal 2021, generating a realized gain of $2.6 million, and were subsequently recorded in accumulated other comprehensive loss on the Consolidated Balance Sheet and will be amortized to interest expense over the life of the related debt issued in August 2021.

Fair Value of Derivatives Contracts
The fair value of the Company’s derivative contracts, which were recorded on the Consolidated Balance Sheets was as follows (in millions):

			Fair Values Significant Other Observable Inputs
	Total Notional Amounts		Assets		Liabilities
	July 31,		July 31,		July 31,
	2021	2020	2021	2020	2021	2020
Designated as hedging instruments
Forward foreign currency exchange contracts (1)	$117.2	$68.1	$1.0	$0.1	$1.2	$0.6
Net investment hedge	55.8	55.8	1.1	1.2	2.0	—
Total designated	173.0	123.9	2.1	1.3	3.2	0.6

Not designated as hedging instruments
Forward foreign currency exchange contracts (2)	154.2	169.1	0.5	2.0	0.4	0.8
Total not designated	154.2	169.1	0.5	2.0	0.4	0.8
Total	$327.2	$293.0	$2.6	$3.3	$3.6	$1.4
(1)The total notional amount of $117.2 million as of July 31, 2021 includes purchases of $73.0 million and sales of $44.2 million, or net purchases of $28.8 million. The total notional amount of $68.1 million as of July 31, 2020 includes purchases of $45.2 million and sales of $22.9 million, or net purchases of $22.3 million.
(2)The total notional amount of $154.2 million as of July 31, 2021 includes purchases of $76.1 million and sales of $78.1 million, or net sales of $2.0 million. The total notional amount of $169.1 million as of July 31, 2020 includes purchases of $82.9 million and sales of $86.2 million, or net sales of $3.2 million.
Forward foreign currency exchange contract assets were recorded in other current assets and in other long-term assets on the Consolidated Balance Sheets. Forward foreign currency exchange contract liabilities were recorded in other current liabilities on the Consolidated Balance Sheets. The net investment hedge was recorded in other current assets and in other long-term liabilities on the Consolidated Balance Sheets.
Changes in the fair value of the Company’s designated hedges are reported in accumulated other comprehensive loss on the Consolidated Balance Sheets until the related transaction occurs. Designated hedges are recognized as a component of sales, cost of sales, operating expenses and other income, net in the Consolidated Statements of Earnings upon occurrence of the related hedged transaction.
Hedges which are not designated are recognized in other income, net in the Consolidated Statements of Earnings timed to coincide with the related hedged transactions. Changes in the fair value of these hedges are, likewise, recognized in other income, net in the Consolidated Statements of Earnings.
The Company classifies cash flows from derivatives designated in a qualifying cash flow hedging relationship in the same category as the cash flows from the hedged items. Cash flows from these derivative transactions are recorded in operating activities in the Consolidated Statements of Cash Flows.
Amounts related to forward foreign currency exchange contracts are expected to be reclassified into earnings during the next 12 months based upon the timing of inventory purchases and sales. Amounts related to excluded components associated with the net investment hedge are expected to be reclassified into earnings through their termination in July 2029. See Note 12 for additional information on accumulated other comprehensive loss.
Credit Risk Related Contingent Features
Contract provisions may require the posting of collateral or settlement of the contracts for various reasons, including if the Company’s credit ratings are downgraded below its investment grade credit rating by any of the major credit agencies or for cross default contractual provisions if there is a failure under other financing arrangements related to payment terms or covenants. As of July 31, 2021 and 2020, no collateral was posted.

Counterparty Credit Risk
There is risk that counterparties to derivative contracts will fail to meet their contractual obligations. In order to mitigate counterparty credit risk, the Company only enters into contracts with carefully selected financial institutions based upon their credit ratings and certain other financial factors.
Note 16. Guarantees
Advanced Filtration Systems Inc. (AFSI) is an unconsolidated joint venture established by the Company and Caterpillar Inc. (Caterpillar) in 1986. AFSI designs and manufactures high-efficiency fluid filters used in Caterpillar’s machinery worldwide. The Company and Caterpillar equally own the shares of AFSI, and guarantee certain debt and banking services, including credit and debit cards, merchant processing and treasury management services, of the joint venture. The Company accounts for AFSI as an equity method investment.
The outstanding debt relating to AFSI and the contingent liability for standby letters of credit relating to the Company was as follows (in millions):

	July 31,
	2021	2020
Outstanding debt of AFSI (the Company guarantees half)	$37.8	$40.0
Contingent liability for standby letters of credit issued under the Company’s revolving credit facility	$7.7	$7.5
Amounts drawn for letters of credit under the Company’s revolving credit facility	$—	$—
The letters of credit guarantee payment to third parties in the event the Company is in breach of contract terms as detailed in each letter of credit.
Items relating to AFSI, which are recorded in other income, net in the Consolidated Statements of Earnings were as follows (in millions):

	Year Ended July 31,
	2021	2020	2019
Investment earnings from AFSI	$1.8	$2.2	$(0.3)
Royalty income from AFSI	$6.9	$6.8	$6.5

Note 17. Commitments and Contingencies
The Company records provisions when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and litigation are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter. The Company believes the estimated liability in its Consolidated Financial Statements for claims or litigation is adequate and appropriate for the probable and estimable outcomes. Liabilities recorded were not material to the Company’s financial position, results of operations or liquidity. The Company believes it is remote that the settlement of any of the currently identified claims or litigation will be materially in excess of what is accrued.
Warranty Reserves
The Company estimates warranty expense on certain products at the time of sale using quantitative measures based on historical warranty claim experience and evaluation of specific customer warranty issues. There were no individually or collectively material specific warranty matters accrued for, or significant settlements made, during the years ended July 31, 2021 and 2020. The Company’s accrued warranty reserves were $6.1 million and $9.5 million as of July 31, 2021 and 2020, respectively.
Note 18. Segment Reporting
The Company’s reportable segments are Engine Products and Industrial Products. The Company determines its operating segments consistent with the manner in which it manages its operations and evaluates performance for internal review and decision-making. Corporate and unallocated includes corporate expenses determined to be non-allocable to the segments, such as interest expense, certain incentive compensation as well as restructuring charges.

The Engine Products segment sells to OEMs in the construction, mining, agriculture, aerospace, defense and truck end markets and to independent distributors, OEM dealer networks, private label accounts and large equipment fleets. Products include replacement filters for both air and liquid filtration applications, air filtration systems, liquid filtration systems for fuel, lube and hydraulic applications and exhaust and emissions systems and sensors, indicators and monitoring systems.
The Industrial Products segment sells to various dealers, distributors, OEMs of gas-fired turbines and OEMs and end users requiring clean air filtration solutions and replacement filters. Products include dust, fume and mist collectors, compressed air purification systems, air filtration systems for gas turbines, polytetrafluoroethylene membrane-based products and specialized air and gas filtration systems for applications including hard disk drives and semi-conductor manufacturing and sensors, indicators and monitoring systems.
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
Segment details by product group were as follows (in millions):

	Engine Products Segment	Industrial Products Segment	Corporate and Unallocated	Total Company
Year ended July 31, 2021
Net sales	$1,957.7	$896.2	$—	$2,853.9
Equity earnings in unconsolidated affiliates	$4.2	$—	$—	$4.2
Earnings (loss) before income taxes	$289.0	$133.3	$(41.3)	$381.0
Equity investments in unconsolidated affiliates	$24.2	$—	$—	$24.2

Year ended July 31, 2020
Net sales	$1,727.5	$854.3	$—	$2,581.8
Equity earnings in unconsolidated affiliates	$4.7	$0.5	$—	$5.2
Earnings (loss) before income taxes	$229.3	$124.9	$(19.0)	$335.2
Equity investments in unconsolidated affiliates	$21.7	$—	$—	$21.7

Year ended July 31, 2019
Net sales	$1,926.0	$918.9	$—	$2,844.9
Equity earnings in unconsolidated affiliates	$2.1	$0.1	$—	$2.2
Earnings (loss) before income taxes	$254.6	$140.1	$(19.5)	$375.2
Equity investments in unconsolidated affiliates	$19.0	$4.0	$—	$23.0

Net sales by product group were as follows (in millions):

	Year Ended July 31,
	2021	2020	2019
Engine Products segment
Off-Road	$328.1	$256.5	$315.1
On-Road	138.8	124.4	179.8
Aftermarket	1,394.6	1,228.9	1,315.3
Aerospace and Defense	96.2	117.7	115.8
Total Engine Products segment	1,957.7	1,727.5	1,926.0

Industrial Products segment
Industrial Filtration Solutions	621.9	581.2	641.8
Gas Turbine Systems	96.2	101.6	106.3
Special Applications	178.1	171.5	170.8
Total Industrial Products segment	896.2	854.3	918.9
Total net sales	$2,853.9	$2,581.8	$2,844.9
Net sales, generally disaggregated by location where the customer’s order was received, and property, plant and equipment, net by geographic region were as follows (in millions):

	Net Sales	Property, Plant and Equipment, Net
Year ended July 31, 2021
U.S. and Canada	$1,084.2	$214.0
EMEA	865.7	220.4
APAC	649.2	60.4
LATAM	254.8	123.0
Total	$2,853.9	$617.8

Year ended July 31, 2020
U.S. and Canada	$1,059.9	$229.0
EMEA	760.2	229.4
APAC	553.2	59.8
LATAM	208.5	113.4
Total	$2,581.8	$631.6

Year ended July 31, 2019
U.S. and Canada	$1,192.6	$231.0
EMEA	826.8	199.1
APAC	597.9	50.2
LATAM	227.6	108.6
Total	$2,844.9	$588.9
Concentrations
There were no customers that accounted for over 10% of net sales during the years ended July 31, 2021, 2020 or 2019. There were no customers that accounted for over 10% of gross accounts receivable as of July 31, 2021 or 2020.

Note 19. Restructuring
In the second quarter of fiscal 2021, the Company initiated activities to further improve its operating and manufacturing cost structure, primarily in its EMEA region. These activities resulted in restructuring charges, primarily related to severance, of $14.8 million in the second quarter of fiscal 2021. Charges of $5.8 million were included in cost of sales and $9.0 million were included in operating expenses in the Consolidated Statement of Earnings for year ended July 31, 2021. Charges of $2.5 million relate to the Engine Products segment, $6.5 million relate to the Industrial Products segment and $5.8 million were included in Corporate and unallocated. For the year ended July 31, 2021, $4.5 million of the restructuring charges were paid and $10.3 million were accrued as of July 31, 2021.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period. Based on their evaluation, as of the end of the period covered, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. The Company’s disclosure controls and procedures are designed so that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms, and that such information is accumulated and communicated to management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined by Rules 13a-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information under the captions “Item 1: Election of Directors,” “Director Selection Process,” “Audit Committee,” “Audit Committee Expertise; Complaint-Handling Procedures,” and “Delinquent Section 16(a) Reports” of the 2021 Proxy Statement is incorporated herein by reference. Information on the Executive Officers of the Company is found under the caption “Information about our Executive Officers” in Part I of this Annual Report.
The Company has adopted a code of business conduct and ethics in compliance with applicable rules of the SEC that applies to its Principal Executive Officer, its Principal Financial Officer and its Principal Accounting Officer or Controller or persons performing similar functions. A copy of the code of business conduct and ethics is posted on the Company’s website at ir.donaldson.com. The code of business conduct and ethics is available in print, free of charge, to any stockholder who requests it. The Company will disclose any amendments to or waivers of the code of business conduct and ethics for the Company’s Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer on the Company’s website.
Item 11. Executive Compensation
The information under the captions “Executive Compensation” and “Director Compensation” of the 2021 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the captions “Security Ownership” and “Equity Compensation Plan Information” of the 2021 Proxy Statement is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information under the captions “Policy and Procedures Regarding Transactions with Related Persons” and “Board Oversight and Director Independence” of the 2021 Proxy Statement is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information under the captions “Independent Registered Public Accounting Firm Fees” and “Audit Committee Pre-Approval Policies and Procedures” of the 2021 Proxy Statement is incorporated herein by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules
Documents filed with this report:

(1)	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Earnings — years ended July 31, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income — years ended July 31, 2021, 2020 and 2019
Consolidated Balance Sheets — July 31, 2021 and 2020
Consolidated Statements of Cash Flows — years ended July 31, 2021, 2020 and 2019
Consolidated Statements of Changes in Stockholders’ Equity — years ended July 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules

All other schedules (Schedules I, II, III, IV and V) for which provision is made in the applicable accounting regulations of the SEC are not required under the related instruction, or are inapplicable, and therefore have been omitted or the required information is shown in the consolidated financial statements or the accompanying notes to the consolidated financial statements.

(3)	Exhibits

Exhibit Index

*3-A	—	Restated Certificate of Incorporation of Registrant as currently in effect (Filed as Exhibit 3-A to Form 10-Q Report for the second quarter ended January 31, 2012)
*3-B	—	Amended and Restated Bylaws of Registrant, dated as of July 29, 2016 (Filed as Exhibit 3-C to Form 8-K Report filed on July 29, 2016)
*4-A	—	Description of Registrant’s Securities (Filed as Exhibit 4-A to 2019 Form 10-K Report)
*4-B	—	**
*4-C	—	Credit Agreement dated as of May 21, 2021 (Filed as Exhibit 10.1 to Form 8-K Report filed May 26, 2021)
*4-D	—	Second Supplement, dated May 21, 2021, to Note Purchase Agreement, dated as of March 27, 2014 (Filed as Exhibit 10.2 to Form 8-K Report filed May 26, 2021)
*10-A	—	Form of Annual Incentive Plan (commencing fiscal 2021) (Filed as Exhibit 10-A to Form 10-Q for the first quarter ended October 31, 2020)***
*10-B	—	ESOP Restoration Plan (2003 Restatement) (Filed as Exhibit 10-D to 2009 Form 10-K Report)***
*10-C	—	Supplemental Executive Retirement Plan (2008 Restatement) (Filed as Exhibit 10-G to 2011 Form 10-K Report)***
*10-D	—	Form of Agreement to Defer Compensation for certain Executive Officers (Filed as Exhibit 10-G to Form 10-Q Report for the first quarter ended October 31, 2008)***
*10-E	—	2001 Master Stock Incentive Plan (Filed as Exhibit 10-O to 2009 Form 10-K Report)***
*10-F	—	Form of Officer Stock Option Award Agreement under the 2001 Master Stock Incentive Plan (Filed as Exhibit 10-P to 2010 Form 10-K Report)***
*10-G	—	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the 2001 Master Stock Incentive Plan (Filed as Exhibit 10-Q to 2010 Form 10-K Report)***

*10-H	—	Restated Long-Term Compensation Plan, dated May 23, 2006 (Filed as Exhibit 10-R to 2011 Form 10-K Report)***
*10-I	—	Qualified Performance-Based Compensation Plan under the 2001 Master Stock Incentive Plan (Filed as Exhibit 10-S to 2011 Form 10-K Report)***
*10-J	—	Deferred Compensation and 401(k) Excess Plan (2008 Restatement) (Filed as Exhibit 10-T to 2011 Form 10-K Report)***
*10-K	—	First Amendment, dated as of November 19, 2010, to the Deferred Compensation and 401(k) Excess Plan (2008 Restatement) (filed as Exhibit 10-K to 2018 Form 10-K Report)***
*10-L	—	Deferred Stock Option Gain Plan (2008 Restatement) (Filed as Exhibit 10-U to 2011 Form 10-K Report) ***
*10-M	—	Excess Pension Plan (2008 Restatement) (Filed as Exhibit 10-V to 2011 Form 10-K Report) ***
*10-N	—	Form of Management Severance Agreement for Executive Officers (Filed as Exhibit 10-A to Form 10-Q Report for the third quarter ended April 30, 2008)***
*10-O	—	2010 Master Stock Incentive Plan (Filed as Exhibit 4.5 to Registration Statement on Form S-8 (File No. 333-170729) filed on November 19, 2010)***
*10-P	—	Form of Officer Stock Option Award Agreement under the 2010 Master Stock Incentive Plan (Filed as Exhibit 10.1 to Form 8-K Report filed on December 16, 2010) ***
*10-Q	—	Form of Restricted Stock Award Agreement under the 2010 Master Stock Incentive Plan (Filed as Exhibit 10.2 to Form 8-K Report filed on December 16, 2010) ***
*10-R	—	Form of Indemnification Agreement for Directors (Filed as Exhibit 10.1 to Form 8-K Report filed on April 2, 2012)***
*10-S	—	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the 2010 Master Stock Incentive Plan (Filed as Exhibit 10-CC to 2012 Form 10-K Report)***
*10-T	—	Form of Management Severance Agreement for Executive Officers (Filed as Exhibit 10.1 to Form 8-K Report filed on October 4, 2012)***
*10-U	—	Note Purchase Agreement by and among Registrant and the purchasers named therein, dated as of March 27, 2014 (Filed as Exhibit 10.1 to Form 8-K Report filed on April 2, 2014)
*10-V	—
First Amendment, dated as of March 9, 2015, to Note Purchase Agreement, dated as of March 27, 2014, by and among Registrant and the purchasers named therein (Filed as Exhibit 10.1 to Form 8-K Report filed on March 12, 2015)

*10-W	—
First Supplement, dated as of April 16, 2015, to Note Purchase Agreement, dated as of March 27, 2014, by and among Registrant and the purchasers named therein (as amended) (Filed as Exhibit 10.1 to Form 8-K Report filed on April 21, 2015)

*10-X	—	Compensation Plan for Non-Employee Directors, effective January 1, 2018 (Filed as Exhibit 10-A to Form 10-Q for the second quarter ended January 31, 2018)***
*10-Y	—	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the 2010 Master Stock Incentive Plan (Filed as Exhibit 10-B to Form 10-Q for the second quarter ended January 31, 2018)***
*10-Z	—	Form of Non-Employee Director Non-Qualified Stock Option Award Agreement under the 2010 Master Stock Incentive Plan (Filed as Exhibit 10-C to Form 10-Q for the second quarter ended January 31,2018)***
*10-AA	—	Form of Restricted Stock Unit Award Agreement under the 2010 Master Stock Incentive Plan (Filed as Exhibit 10-A to Form 10-Q for the first quarter ended October 31, 2018)***
*10-AB	—	Compensation Plan for Non-Employee Directors, as amended on January 25, 2019 (Filed as Exhibit 10-A to Form 10-Q for the second quarter ended January 31, 2019)***
*10-AC	—	2019 Master Stock Incentive Plan (Filed as Exhibit A to definitive proxy statement filed on October 8, 2019)***
*10-AD	—	Form of Restricted Stock Unit Award Agreement (Cliff Vesting) under the 2019 Master Stock Incentive Plan (Filed as Exhibit 10-AF to Form 10-Q for the first quarter ended October 31, 2019)***
*10-AE	—	Form of Performance Award Agreement under the 2019 Master Stock Incentive Plan (Filed as Exhibit 10-AG to Form 10-Q for the first quarter ended October 31, 2019)***
*10-AF	—	Form of Stock Option Award Agreement under the 2019 Master Stock Incentive Plan (Filed as Exhibit 10-AH to Form 10-Q for the first quarter ended October 31, 2019)***
*10-AG	—	Form of Restricted Stock Unit Award Agreement (Graded Vesting) under the 2019 Master Stock Incentive Plan (Filed as Exhibit 10-AI to Form 10-Q for the first quarter ended October 31, 2019)***
*10-AH	—	Compensation Plan for Non-Employee Directors under the 2019 Master Stock Incentive Plan (Filed as Exhibit 10-AJ to Form 10-Q for the first quarter ended October 31, 2019)***
*10-AI	—	Form of Deferred Compensation and 401(K) Excess Plan (2020 Restatement) (Filed as Exhibit 10-AK to Form 10-Q for the first quarter ended October 31, 2019)***

*10-AJ	—
Form of Restricted Stock Unit Award Agreement (Graded Vesting) under the 2019 Master Stock Incentive Plan (commencing with fiscal 2021 grants) (Filed as Exhibit 10-AN to Form 10-Q for the first quarter ended October 31, 2020)***

*10-AK	—
Compensation Plan for Non-Employee Directors under the 2019 Master Stock Incentive Plan as amended on September 24, 2020 (Filed as Exhibit 10-AO to Form 10-Q for the first quarter ended October 31, 2020)***

21	—	Subsidiaries
23	—	Consent of PricewaterhouseCoopers LLP
24	—	Powers of Attorney
31-A	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31-B	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	—	The following financial information from the Donaldson Company, Inc. Annual Report on Form 10-K for the fiscal year ended July 31, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Stockholders’ Equity and (vi) the Notes to Consolidated Financial Statements.
104	—	The cover page from the Donaldson Company, Inc. Annual Report on Form 10-K for the fiscal year ended July 31, 2021, formatted in iXBRL (included as Exhibit 101).
__________________

*	Exhibit has previously been filed with the SEC and is incorporated herein by reference as an exhibit.
**	Pursuant to the provisions of Regulation S-K Item 601(b)(4)(iii)(A), copies of instruments defining the rights of holders of certain long-term debts of the Registrant and its subsidiaries are not filed and in lieu thereof the Registrant agrees to furnish a copy thereof to the SEC upon request.
***	Denotes compensatory plan or management contract.

Item 16. 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONALDSON COMPANY, INC.

Date:	September 24, 2021	By:	/s/ Tod E. Carpenter
Tod E. Carpenter Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 24, 2021.

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