Form 10-Q
period 2021-10-31
DONALDSON CO INC
filed 2021-12-08
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 30, 2021, 123,532,038 shares of the registrant’s common stock, par value $5.00 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended October 31,
	2021	2020
Net sales	$760.9	$636.6
Cost of sales	503.9	413.9
Gross profit	257.0	222.7
Operating expenses	149.5	135.5
Operating income	107.5	87.2
Interest expense	3.4	3.5
Other expense, net	—	1.5
Earnings before income taxes	104.1	82.2
Income taxes	27.0	20.3
Net earnings	$77.1	$61.9

Weighted average shares – basic	124.4	126.8
Weighted average shares – diluted	126.3	128.0

Net earnings per share – basic	$0.62	$0.49
Net earnings per share – diluted	$0.61	$0.48

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended October 31,
	2021	2020
Net earnings	$77.1	$61.9
Other comprehensive (loss) income:
Foreign currency translation loss	(10.5)	(5.0)
Pension liability adjustment, net of deferred taxes of $(0.5) and $(1.5), respectively	2.0	6.1
Derivatives:
Gains on hedging derivatives, net of deferred taxes of $(0.2) and $0.0, respectively	1.0	0.3
Reclassifications of losses (gains) on hedging derivatives to net earnings, net of taxes of $(0.3) and $(0.2), respectively	0.3	(0.2)
Total derivatives	1.3	0.1
Net other comprehensive (loss) income	(7.2)	1.2
Comprehensive income	$69.9	$63.1

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)
(Unaudited)

	October 31, 2021	July 31, 2021
Assets
Current assets:
Cash and cash equivalents	$200.8	$222.8
Accounts receivable, less allowances of $6.6 and $7.0, respectively	545.1	552.7
Inventories, net	444.7	384.5
Prepaid expenses and other current assets	105.2	84.0
Total current assets	1,295.8	1,244.0
Property, plant and equipment, net	609.7	617.8
Goodwill	320.6	322.5
Intangible assets, net	59.2	61.6
Other long-term assets	153.2	154.3
Total assets	$2,438.5	$2,400.2

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$41.2	$48.5
Accounts payable	310.0	293.9
Accrued employee compensation and related taxes	108.6	126.8
Dividend payable	—	27.6
Other current liabilities	122.1	109.8
Total current liabilities	581.9	606.6
Long-term debt	548.1	461.0
Non-current income taxes payable	81.1	80.7
Deferred income taxes	26.5	26.6
Other long-term liabilities	85.0	88.2
Total liabilities	1,322.6	1,263.1

Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued	758.2	758.2
Additional paid-in capital	12.3	5.8
Retained earnings	1,685.9	1,608.4
Stock-based compensation plans	14.5	12.8
Accumulated other comprehensive loss	(125.4)	(118.2)
Treasury stock, 28,133,757 and 26,620,560 shares, respectively, at cost	(1,229.6)	(1,129.9)
Total stockholders’ equity	1,115.9	1,137.1
Total liabilities and stockholders’ equity	$2,438.5	$2,400.2

 See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended October 31,
	2021	2020
Operating Activities
Net earnings	$77.1	$61.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	23.8	23.3
Deferred income taxes	0.8	(2.9)
Stock-based compensation expense	9.0	6.3
Other, net	2.7	7.3
Changes in operating assets and liabilities	(70.5)	33.0
Net cash provided by operating activities	42.9	128.9

Investing Activities
Purchases of property, plant and equipment	(18.3)	(18.8)
Net cash used in investing activities	(18.3)	(18.8)

Financing Activities
Proceeds from long-term debt	124.5	—
Repayments of long-term debt	(35.0)	(40.0)
Change in short-term borrowings	(7.3)	(2.8)
Purchase of treasury stock	(102.9)	(15.6)
Dividends paid	(27.4)	(26.6)
Tax withholding payments for stock compensation transactions	(0.2)	(2.2)
Exercise of stock options	2.8	8.3
Net cash used in financing activities	(45.5)	(78.9)
Effect of exchange rate changes on cash	(1.1)	2.2
(Decrease) increase in cash and cash equivalents	(22.0)	33.4
Cash and cash equivalents, beginning of period	222.8	236.6
Cash and cash equivalents, end of period	$200.8	$270.0

Supplemental Cash Flow Information
Income taxes paid	$23.2	$13.2
Interest paid	$3.1	$3.6
Supplemental Disclosure of Non-Cash Operating and Investing Transactions
Accrued property, plant and equipment additions	$7.8	$5.0
Leased assets obtained in exchange for new operating lease liabilities	$4.3	$1.2

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended October 31, 2021 and 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Stock-Based Compensation Plans	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance July 31, 2021	$758.2	$5.8	$1,608.4	$—	$12.8	$(118.2)	$(1,129.9)	$1,137.1
Net earnings			77.1					77.1
Other comprehensive loss						(7.2)		(7.2)
Treasury stock acquired							(102.9)	(102.9)
Dividends declared			0.2					0.2
Stock compensation and other activity		6.5	0.2		1.7		3.2	11.6
Balance October 31, 2021	$758.2	$12.3	$1,685.9	$—	$14.5	$(125.4)	$(1,229.6)	$1,115.9

Balance July 31, 2020	$758.2	$—	$1,430.0	$5.8	$15.9	$(184.0)	$(1,033.0)	$992.9
Net earnings			61.9					61.9
Other comprehensive income						1.2		1.2
Treasury stock acquired							(15.6)	(15.6)
Dividends declared			0.1					0.1
Stock compensation and other activity		2.7	(0.1)		(2.9)		12.4	12.1
Balance October 31, 2020	$758.2	$2.7	$1,491.9	$5.8	$13.0	$(182.8)	$(1,036.2)	$1,052.6

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Donaldson Company, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of earnings, comprehensive income, financial position, cash flows and changes in stockholders’ equity have been included and are of a normal recurring nature. Operating results for the three month period ended October 31, 2021 are not necessarily indicative of the results that may be expected for future periods. The year end Condensed Consolidated Balance Sheet information was derived from the Company’s Audited Consolidated Financial Statements but does not include all disclosures required by GAAP. For further information, refer to the Audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2021.
Principles of Consolidation
The Condensed Consolidated Financial Statements include the accounts of the Company and all of its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company’s joint ventures are not majority-owned and are accounted for under the equity method.
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
The effects of the ongoing Coronavirus (COVID-19) pandemic continue to impact global economic conditions. The Company continues to experience supply chain disruptions, including global logistic challenges, labor constraints and low supplies of steel, petrochemical products and filter media. These disruptions have slowed the Company’s production speed and increased lead times. The Company has undertaken steps to mitigate these negative impacts, such as qualifying additional suppliers. These disruptions impeded the Company’s ability to meet strengthening demand. This dynamic impacted results in the first quarter of fiscal 2022 and is expected to continue throughout fiscal 2022.
New Accounting Standards Not Yet Adopted
The Company considers the applicability and impact of the Financial Accounting Standards Board’s Accounting Standards Updates (ASUs) issued but not yet adopted. The Company assessed ASUs recently issued and determined that they were either not applicable or were not expected to have a material impact on the Company’s financial reporting.
Note 2. Acquisitions
On November 22, 2021, the Company acquired Solaris Biotechnology (Solaris), headquartered in Porto Mantovano, Italy, with U.S. operations based in Berkeley, California, for approximately €41 million, or $46.2 million. Solaris designs and manufactures bioprocessing equipment, including bioreactors, fermenters and tangential flow filtration systems for use in food and beverage, biotechnology and other life sciences markets. Solaris expects to generate calendar year 2021 sales of approximately €5 million, or $5.6 million, and will be reported within the Company’s Industrial Filtration Solutions business in the Industrial Products segment. Management expects to finalize the purchase accounting by the first quarter of fiscal 2023.
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

Revenue Disaggregation
Net sales, generally disaggregated by location where the customer’s order was placed, were as follows (in millions):

	Three Months Ended October 31,
	2021	2020
U.S. and Canada	$300.8	$251.0
Europe, Middle East and Africa (EMEA)	224.6	187.8
Asia Pacific	163.7	144.1
Latin America	71.8	53.7
Total net sales	$760.9	$636.6
See Note 17 for net sales disaggregated by segment.
Contract Assets and Liabilities
The satisfaction of performance obligations and the resulting recognition of revenue typically correspond with billing of the customer. In limited circumstances, the customer may be billed at a time later than when revenue is recognized, resulting in contract assets, which are reported in other current assets on the Condensed Consolidated Balance Sheets. Contract assets were $18.3 million and $14.9 million as of October 31, 2021 and July 31, 2021, respectively. In other limited circumstances, the customer may make a payment at a time earlier than when revenue is recognized and prior to the satisfaction of performance obligations, resulting in contract liabilities, which are reported in other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets. Contract liabilities were $12.7 million and $12.2 million as of October 31, 2021 and July 31, 2021, respectively.
The Company will recognize revenue in future periods related to remaining performance obligations for certain open contracts. Generally, these contracts have terms of one year or less. The amount of revenue related to unsatisfied performance obligations in which the original duration of the contract is greater than one year, is not significant.
Note 4. Inventories, Net
The components of inventories, net were as follows (in millions):

	October 31, 2021	July 31, 2021
Raw materials	$164.0	$148.1
Work in process	53.6	43.2
Finished products	227.1	193.2
Total inventories, net	$444.7	$384.5
Note 5. Property Plant and Equipment, Net
The components of property, plant and equipment, net were as follows (in millions):

	October 31, 2021	July 31, 2021
Land	$27.2	$27.1
Buildings	409.6	410.8
Machinery and equipment	971.2	972.0
Computer software	144.2	144.3
Construction in progress	45.0	40.6
Less accumulated depreciation	(987.5)	(977.0)
Total property, plant and equipment, net	$609.7	$617.8

Note 6. Goodwill and Intangible Assets
The Company has allocated goodwill to reporting units within its Engine Products and Industrial Products segments. There were no dispositions or impairment charges recorded during the three months ended October 31, 2021 and 2020. Goodwill is assessed for impairment annually during the third quarter of the fiscal year, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company performed its annual impairment assessment during the third quarter of fiscal 2021 and did not record any impairment as a result of this assessment.
Goodwill by reportable segment was as follows (in millions):

	Engine Products Segment	Industrial Products Segment	Total
Balance as of July 31, 2021	$84.7	$237.8	$322.5
Goodwill acquired	—	—	—
Currency translation	(0.1)	(1.8)	(1.9)
Balance as of October 31, 2021	$84.6	$236.0	$320.6
Intangible asset classes were as follows (in millions):

	October 31, 2021			July 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	$107.0	$(57.8)	$49.2	$107.5	$(56.4)	$51.1
Patents, trademarks and technology	24.3	(14.3)	10.0	24.3	(13.8)	10.5
Total intangible assets	$131.3	$(72.1)	$59.2	$131.8	$(70.2)	$61.6
Amortization expense was $2.2 million and $2.1 million for the three months ended October 31, 2021 and 2020, respectively.
Note 7. Long-Term Debt
As of October 31, 2021, there was $427.5 million available on the Company’s $500.0 million unsecured revolving credit facility that expires on May 21, 2026.
In fiscal 2021, the Company entered into an agreement in which the Company would issue and sell two tranches of unsecured senior notes, totaling $150.0 million. The first tranche, received in August 2021, was a $100.0 million 10 year note due 2031 at a fixed interest rate of 2.50%. The second tranche, received in November 2021, was a $50.0 million seven year note due 2028 at a fixed interest rate of 2.12%.
Certain debt agreements contain financial covenants related to interest coverage and leverage ratios, as well as other non-financial covenants. As of October 31, 2021, the Company was in compliance with all such covenants.
Note 8. Income Taxes
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The U.S. Internal Revenue Service has completed examinations of the Company’s U.S. federal income tax returns through 2017. With few exceptions, the Company is no longer subject to state and foreign income tax examinations by tax authorities for years before 2016.
As of October 31, 2021, gross unrecognized tax benefits were $19.0 million and accrued interest and penalties on these unrecognized tax benefits were $1.7 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income taxes in the Condensed Consolidated Statements of Earnings. The Company estimates that within the next 12 months it is reasonably possible that its uncertain tax positions could decrease by as much as $5.3 million due to lapses in statutes of limitation. The statutes of limitation periods for the Company’s various tax jurisdictions range from two years to 10 years.
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
Basic and diluted net earnings per share calculations were as follows (in millions, except per share amounts):

	Three Months Ended October 31,
	2021	2020
Net earnings	$77.1	$61.9

Weighted average common shares outstanding
Weighted average common shares – basic	124.4	126.8
Dilutive impact of stock-based awards	1.9	1.2
Weighted average common shares – diluted	126.3	128.0

Net earnings per share – basic	$0.62	$0.49
Net earnings per share – diluted	$0.61	$0.48
Stock options excluded from net earnings per share calculation	—	1.7
Note 10. Stockholders’ Equity
Share Repurchases
The Company’s Board of Directors has authorized the repurchase of up to 13.0 million shares of common stock under the Company’s stock repurchase plan. This repurchase authorization is effective until terminated by the Board of Directors. During the three months ended October 31, 2021, the Company repurchased 1.6 million shares for $102.9 million. As of October 31, 2021, the Company had remaining authorization to repurchase 6.7 million shares under this plan.
Dividends Paid and Declared
Dividends paid were 22.0 cents and 21.0 cents per share for the three months ended October 31, 2021 and 2020, respectively.
On November 19, 2021, the Company’s Board of Directors declared a cash dividend in the amount of 22.0 cents per share, payable December 22, 2021, to stockholders of record as of December 7, 2021.

Note 11. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three months ended October 31, 2021 and 2020 were as follows (in millions):

	Foreign Currency Translation Adjustment	Pension Benefits		Derivative Financial Instruments		Total
Balance as of July 31, 2021, net of tax	$(44.0)	$(74.7)		$0.5		$(118.2)
Other comprehensive (loss) income before reclassifications and tax	(10.5)	—		1.2		(9.3)
Tax expense	—	—		(0.2)		(0.2)
Other comprehensive (loss) income before reclassifications, net of tax	(10.5)	—		1.0		(9.5)
Reclassifications, before tax	—	2.5		0.6		3.1
Tax expense	—	(0.5)		(0.3)		(0.8)
Reclassifications, net of tax	—	2.0		0.3	(1)	2.3
Other comprehensive (loss) income, net of tax	(10.5)	2.0		1.3		(7.2)
Balance as of October 31, 2021, net of tax	$(54.5)	$(72.7)		$1.8		$(125.4)

Balance as of July 31, 2020, net of tax	$(74.0)	$(110.0)		$—		$(184.0)
Other comprehensive (loss) income before reclassifications and tax	(5.0)	4.0	(2)	0.3		(0.7)
Tax expense	—	(1.0)		—		(1.0)
Other comprehensive (loss) income before reclassifications, net of tax	(5.0)	3.0		0.3		(1.7)
Reclassifications, before tax	—	3.6	(3)	—		3.6
Tax expense	—	(0.5)		(0.2)		(0.7)
Reclassifications, net of tax	—	3.1		(0.2)	(1)	2.9
Other comprehensive (loss) income, net of tax	(5.0)	6.1		0.1		1.2
Balance as of October 31, 2020, net of tax	$(79.0)	$(103.9)		$0.1		$(182.8)
(1)Relates to designated forward foreign currency exchange contracts that were reclassified from accumulated other comprehensive loss to other expense, net in the Condensed Consolidated Statements of Earnings, see Note 14.
(2)In fiscal 2021, pension curtailment accounting was triggered and the Company recorded a charge of $0.8 million. Remeasurements of the Company’s pension obligations resulted in a decrease to accumulated other comprehensive loss of $4.0 million, see Note 13.
(3)Includes net amortization of prior service costs and actuarial losses included in net periodic benefit costs that were reclassified from accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets to net sales, cost of sales and operating expenses in the Condensed Consolidated Statements of Earnings, see Note 13.
Note 12. Stock-Based Compensation
The Company recognizes compensation expense for all stock-based awards based on the grant date fair value of the award. Stock-based awards consist primarily of non-qualified stock options, performance-based awards, restricted stock awards and restricted stock units. Grants related to restricted stock awards and restricted stock units are immaterial. The Company issues treasury shares for stock options and performance-based awards.
Stock Options
The exercise price of options granted is equal to the market price of the Company’s common stock at the date of the grant. Options are generally exercisable for up to 10 years from the date of grant and vest in equal increments over three years.
For the three months ended October 31, 2021 and 2020, the Company recorded pretax stock-based compensation expense associated with options of $6.9 million and $5.1 million, respectively. Fair value is calculated using the Black-Scholes option pricing model. The weighted average fair value for options granted during the three months ended October 31, 2021 and 2020 was $14.24 and $10.08 per share, respectively.

Option activity was as follows:

	Options	Weighted Average Exercise Price
Balance outstanding as of July 31, 2021	6,444,743	$44.05
Granted	834,105	59.40
Exercised	(70,555)	38.41
Canceled/forfeited	(9,131)	50.21
Balance outstanding as of October 31, 2021	7,199,162	$45.88
Performance-Based Awards
Performance-based awards are payable in common stock and are based on a formula that measures Company performance over a three year period. These awards are settled after three years with payouts ranging from zero to 200% of the target award value depending on achievement.
For the three months ended October 31, 2021 and 2020, the Company recorded pretax performance-based award expense of $1.7 million and $0.9 million, respectively.
Performance-based award for non-vested activity was as follows:

	Performance Shares	Weighted Average Grant Date Fair Value
Balance outstanding as of July 31, 2021	200,567	$48.76
Granted	88,400	59.40
Vested	—	—
Canceled	—	—
Balance outstanding as of October 31, 2021	288,967	$52.02
Note 13. Employee Benefit Plans
Defined Benefit Pension Plans
The Company has defined benefit pension plans for many of its hourly and salaried employees. These plans generally provide pension benefits based on years of service and compensation level. Components of net periodic benefit cost other than the service cost component are included in other expense, net in the Condensed Consolidated Statements of Earnings.
Net periodic pension (benefits) costs for the Company’s pension plans were as follows (in millions):

	Three Months Ended October 31,
	2021	2020
Service cost	$1.8	$2.2
Interest cost	2.5	2.4
Expected return on assets	(6.3)	(5.8)
Prior service cost amortization	0.1	0.1
Actuarial loss amortization	1.8	2.2
Curtailment charge	—	0.8
Net periodic pension (benefits) costs	$(0.1)	$1.9
In fiscal 2021, the Company recorded a pension curtailment charge of $0.8 million as a result of freezing the pension benefits to certain employees. The corresponding remeasurement resulted in a decrease in the Company’s pension obligation and an adjustment to other comprehensive income in the Condensed Consolidated Statement of Comprehensive Income of $4.0 million. See Note 11.
The Company’s general funding policy is to make at least the minimum required contributions as required by applicable regulations, plus any additional amounts that it determines to be appropriate. Future required pension plan contributions may change significantly depending on the actual rate of return on plan assets, discount rates and regulatory requirements.

Note 14. Fair Value Measurements
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
Short-Term Financial Instruments
As of October 31, 2021 and July 31, 2021, the carrying values of cash and cash equivalents, accounts receivable, short-term borrowings and accounts payable approximate fair value because of the short-term nature of these instruments, and are classified as Level 1 in the fair value hierarchy.
Long-Term Debt
As of October 31, 2021, the estimated fair values of fixed interest rate long-term debt were $392.3 million compared to the carrying values of $375.0 million. As of July 31, 2021, the estimated fair values of fixed interest rate long-term debt were $297.4 million compared to the carrying values of $275.0 million. The fair values are estimated by discounting the projected cash flows using the interest rates at which similar amounts of debt could currently be borrowed. The carrying values of total variable interest rate long-term debt were $175.7 million and $188.3 million as of October 31, 2021 and July 31, 2021, respectively, and approximate their fair values. Long-term debt is classified as Level 2 in the fair value hierarchy.
Equity Method Investments
The Company holds equity method investments in its joint ventures, which are included in other long-term assets on the Condensed Consolidated Balance Sheets. The aggregate carrying amount of these investments was $23.9 million and $24.2 million as of October 31, 2021 and July 31, 2021, respectively. These equity method investments are measured at fair value on a non-recurring basis. The fair value of the Company’s equity method investments has not been adjusted as there have been no triggering events or changes in circumstance that would have had an adverse impact on the value of these investments. In the event that these investments are required to be measured, they would fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value, as the investments are in privately-held entities.
Derivative Fair Value Measurements
The Company enters into derivative instrument agreements, including forward foreign currency exchange contracts and net investment hedges to manage risk in connection with changes in foreign currency. The Company only enters into derivative instrument agreements with counterparties who have highly rated credit. The Company does not enter into derivative instrument agreements for trading or speculative purposes.
The fair values of the Company’s forward foreign currency exchange contracts and net investment hedges reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price). The fair values are based on inputs other than quoted prices that are observable for the asset or liability and are determined by standard calculations and models that use readily observable market parameters. These inputs include foreign currency exchange rates and interest rates. Industry standard data providers are the primary source for forward and spot rate information for both interest rates and foreign currency exchange rates. The fair values of the Company’s forward foreign currency exchange contracts and net investment hedges are classified as Level 2 in the fair value hierarchy.
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

Fair Value of Derivatives Contracts
The fair value of the Company’s derivative contracts, recorded on the Condensed Consolidated Balance Sheets, was as follows (in millions):

	Total Notional Amounts		Assets		Liabilities
	October 31,	July 31,	October 31,	July 31,	October 31,	July 31,
	2021	2021	2021	2021	2021	2021
Designated as hedging instruments
Forward foreign currency exchange contracts	$86.1	$117.2	$1.8	$1.0	$1.2	$1.2
Net investment hedge	55.8	55.8	1.1	1.1	0.7	2.0
Total designated	141.9	173.0	2.9	2.1	1.9	3.2

Not designated as hedging instruments
Forward foreign currency exchange contracts	222.0	154.2	1.6	0.5	0.6	0.4
Total not designated	222.0	154.2	1.6	0.5	0.6	0.4
Total	$363.9	$327.2	$4.5	$2.6	$2.5	$3.6
Forward foreign currency exchange contract assets were recorded in other current assets and in other long-term assets on the Condensed Consolidated Balance Sheets. Forward foreign currency exchange contract liabilities were recorded in other current liabilities on the Condensed Consolidated Balance Sheets. The net investment hedge was recorded in other current assets and in other long-term liabilities on the Condensed Consolidated Balance Sheets.
Changes in the fair value of the Company’s designated hedges are reported in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets until the related transaction occurs. Designated hedges are recognized as a component of net sales, cost of sales and operating expenses in the Condensed Consolidated Statements of Earnings upon occurrence of the related hedged transaction.
Hedges which are not designated are recognized in other expense, net in the Condensed Consolidated Statements of Earnings timed to coincide with the related hedged transactions. Changes in the fair value of these hedges are, likewise, recognized in other expense, net in the Condensed Consolidated Statements of Earnings.
The Company classifies cash flows from derivatives designated in a qualifying cash flow hedging relationship in the same category as the cash flows from the hedged items. Cash flows from these derivative transactions are recorded in operating activities in the Condensed Consolidated Statements of Cash Flows.
Amounts related to forward foreign currency exchange contracts are expected to be reclassified into earnings during the next 12 months based on the timing of inventory purchases and sales. Amounts related to excluded components associated with the net investment hedge are expected to be reclassified into earnings through its termination in July 2029. See Note 11 for additional information on accumulated other comprehensive loss.
Credit Risk Related Contingent Features
Contract provisions may require the posting of collateral or settlement of the contracts for various reasons, including if the Company’s credit ratings are downgraded below its investment grade credit rating by any of the major credit agencies or for cross default contractual provisions if there is a failure under other financing arrangements related to payment terms or covenants. As of October 31, 2021 and July 31, 2021, no collateral was posted.
Counterparty Credit Risk
There is risk that counterparties to derivative contracts will fail to meet their contractual obligations. In order to mitigate counterparty credit risk, the Company only enters into contracts with carefully selected financial institutions based on their credit ratings and certain other financial factors.

Note 15. Guarantees
Letters of Credit
The Company has letters of credit which guarantee payment to third parties in the event the Company is in breach of contract terms as detailed in each letter of credit. The outstanding debt contingent liability for standby letters of credit was as follows (in millions):

	October 31, 2021	July 31, 2021
Contingent liability for standby letters of credit issued under the Company’s revolving credit facility	$7.5	$7.7
Amounts drawn for letters of credit under the Company’s revolving credit facility	$—	$—
Advanced Filtration Systems Inc. (AFSI)
The Company has an unconsolidated joint venture, AFSI, established by the Company and Caterpillar Inc. (Caterpillar) in 1986. AFSI designs and manufactures high-efficiency fluid filters used in Caterpillar’s machinery worldwide. The Company and Caterpillar equally own the shares of AFSI, and both companies guarantee certain debt and banking services, including credit and debit cards, merchant processing and treasury management services, of the joint venture. The Company accounts for AFSI as an equity method investment.
The outstanding debt relating to AFSI, which the Company guarantees half, was $38.6 million and $37.8 million as of October 31, 2021 and July 31, 2021, respectively.
Earnings from AFSI, which are recorded in other expense, net in the Condensed Consolidated Statements of Earnings were $1.2 million and $2.0 million for the three months ended October 31, 2021 and 2020, respectively.
Note 16. Commitments and Contingencies
The Company records provisions when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and litigation are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter. The Company believes the estimated liability in its Condensed Consolidated Financial Statements for claims or litigation is adequate and appropriate for the probable and estimable outcomes. Liabilities recorded were not material to the Company’s financial position, results of operations or liquidity. The Company believes it is remote that the settlement of any of the currently identified claims or litigation will be materially in excess of what is accrued.
Warranty Reserves
The Company estimates warranty expense on certain products at the time of sale using quantitative measures based on historical warranty claim experience and evaluation of specific customer warranty issues. There were no individually or collectively material specific warranty matters accrued for, or significant settlements made, during the three months ended October 31, 2021 and 2020. The Company’s accrued warranty reserves were $5.9 million and $6.1 million as of October 31, 2021 and July 31, 2021, respectively.
Note 17. Segment Reporting
The Company’s reportable segments are Engine Products and Industrial Products. The Company determines its operating segments consistent with the manner in which it manages its operations and evaluates performance for internal review and decision-making. Corporate and unallocated includes corporate expenses determined to be non-allocable to the segments, such as interest expense and certain incentive compensation.
The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report earnings before income taxes and other financial information shown below.

Segment details were as follows (in millions):

	Three Months Ended October 31,
	2021	2020
Net sales
Engine Products segment	$527.2	$436.2
Industrial Products segment	233.7	200.4
Total Company	$760.9	$636.6

Earnings before income taxes
Engine Products segment	$72.3	$60.4
Industrial Products segment	38.3	27.5
Corporate and unallocated	(6.5)	(5.7)
Total Company	$104.1	$82.2
Net sales by product group were as follows (in millions):

	Three Months Ended October 31,
	2021	2020
Engine Products segment
Off-Road	$93.9	$64.8
On-Road	31.5	32.0
Aftermarket	374.3	317.0
Aerospace and Defense	27.5	22.4
Total Engine Products segment	527.2	436.2

Industrial Products segment
Industrial Filtration Solutions	165.5	135.6
Gas Turbine Systems	16.6	23.0
Special Applications	51.6	41.8
Total Industrial Products segment	233.7	200.4
Total Company	$760.9	$636.6
Concentrations
There were no customers that accounted for over 10% of net sales for the three months ended October 31, 2021 or 2020. There were no customers that accounted for over 10% of gross accounts receivable as of October 31, 2021 or as of July 31, 2021.
Note 18. Restructuring
In the second quarter of fiscal 2021, the Company initiated activities to further improve its operating and manufacturing cost structure, primarily in EMEA. These activities resulted in restructuring expenses, primarily related to severance, of $14.8 million. Charges of $5.8 million were included in cost of sales and $9.0 million were included in operating expenses in the Condensed Consolidated Statements of Earnings for the year ended July 31, 2021. Charges of $2.5 million relate to the Engine Products segment, $6.5 million relate to the Industrial Products segment and $5.8 million relate to corporate and unallocated expenses. For the three months ended October 31, 2021, $2.5 million of the restructuring expenses were paid. As of October 31, 2021, $7.8 million was accrued.

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
Supply Chain Disruptions
The effects of the ongoing Coronavirus (COVID-19) pandemic continue to impact global economic conditions. The Company continues to experience supply chain disruptions, including global logistic challenges, labor constraints and low supplies of steel, petrochemical products and filter media. These disruptions have slowed the Company’s production speed and increased lead times. The Company has undertaken steps to mitigate these negative impacts, such as qualifying additional suppliers. These disruptions impeded the Company’s ability to meet strengthening demand. This dynamic impacted results in the first quarter of fiscal 2022 and is expected to continue throughout fiscal 2022.
Inflation
In connection with the supply chain disruptions described above, the Company has experienced the effects of inflation related to raw materials and operating expenses. These inflationary pressures have had an adverse impact on profit margins, particularly in recent months. The Company continues to negotiate price increases with customers to mitigate these cost increases. Inflation impacted results in the first quarter of fiscal 2022 and is expected to continue throughout fiscal 2022.
Consolidated Results of Operations
Operating results were as follows (in millions):

	Three Months Ended October 31,
	2021	% of net sales	2020	% of net sales
Net sales	$760.9		$636.6
Cost of sales	503.9	66.2%	413.9	65.0%
Gross profit	257.0	33.8	222.7	35.0
Operating expenses	149.5	19.7	135.5	21.3
Operating income	107.5	14.1	87.2	13.7
Interest expense	3.4	0.5	3.5	0.5
Other expense, net	—	—	1.5	0.2
Earnings before income taxes	104.1	13.7	82.2	12.9
Income taxes	27.0	3.5	20.3	3.2
Net earnings	$77.1	10.1%	$61.9	9.7%
Net Sales
Net sales for the three months ended October 31, 2021 were $760.9 million, compared with $636.6 million for the three months ended October 31, 2020, an increase of $124.3 million, or 19.5%. Net sales increased $91.0 million, or 20.9%, in the Engine Products segment and increased $33.3 million, or 16.6%, in the Industrial Products segment. Foreign currency translation increased sales by $3.0 million compared to the three months ended October 31, 2020. Refer to the Segment Results of Operations section for further discussion on the Engine Products and Industrial Products segments. During the three months ended October 31, 2021, sales increased with varied demand by market and geography. For the three months ended October 31, 2021, sales in Latin America (LATAM) increased 33.5%, United States (U.S.) increased 19.8%, Europe, Middle East and Africa (EMEA) increased 19.6% and Asia Pacific (APAC) increased 13.6%.

Cost of Sales and Gross Margin
Cost of sales for the three months ended October 31, 2021 were $503.9 million, compared with $413.9 million for the three months ended October 31, 2020, an increase of $90.0 million, or 21.7%. Gross margin was 33.8%, compared with 35.0% during the same period in the prior fiscal year. The gross margin decrease was primarily driven by increased raw material, labor and freight costs, partially offset by increased leverage from higher sales and increased pricing.
Operating Expenses
Operating expenses for the three months ended October 31, 2021 were $149.5 million, compared with $135.5 million for the three months ended October 31, 2020, an increase of $14.0 million, or 10.4%. As a percentage of net sales, operating expenses were 19.7%, compared with 21.3% during the same period in the prior fiscal year. The decrease in operating expenses as a percentage of net sales reflects increased leverage from higher sales.
Non-Operating Items
Interest expense was $3.4 million for the three months ended October 31, 2021, compared with $3.5 million for the three months ended October 31, 2020, a decrease of $0.1 million, or 1.7%. The change reflects comparative debt levels.
Other expense, net for the three months ended October 31, 2021 was zero, compared with other expense, net of $1.5 million for the three months ended October 31, 2020, a decrease of $1.5 million. The decrease was primarily driven by a pension curtailment charge in fiscal 2021.
Income Taxes
The effective tax rate for the three months ended October 31, 2021 was 25.9%, compared with 24.7% for the three months ended October 31, 2020. The increase in the effective tax rate was primarily due to a reduction in net discrete tax benefits.
Net Earnings
Net earnings for the three months ended October 31, 2021 were $77.1 million, compared with net earnings of $61.9 million for the three months ended October 31, 2020, an increase of $15.2 million, or 24.4%.
Restructuring
In the second quarter of fiscal 2021, the Company initiated activities to further improve its operating and manufacturing cost structure, primarily in EMEA. These activities resulted in restructuring expenses, primarily related to severance, of $14.8 million. Charges of $5.8 million were included in cost of sales and $9.0 million were included in operating expenses in the Condensed Consolidated Statements of Earnings for the year ended July 31, 2021. Charges of $2.5 million relate to the Engine Products segment, $6.5 million relate to the Industrial Products segment and $5.8 million relate to corporate and unallocated expenses. For the three months ended October 31, 2021, $2.5 million of the restructuring expenses were paid. As of October 31, 2021, $7.8 million was accrued. The Company expects approximately $8 million in annualized savings from these restructuring activities once completed by the beginning of the third quarter of fiscal 2022.
Segment Results of Operations
Net sales and earnings before income taxes were as follows (in millions):

	Three Months Ended October 31,
	2021	2020	$ Change	% Change
Net sales
Engine Products segment	$527.2	$436.2	$91.0	20.9%
Industrial Products segment	233.7	200.4	33.3	16.6
Total Company	$760.9	$636.6	$124.3	19.5%

Earnings before income taxes
Engine Products segment	$72.3	$60.4	$11.9	19.7%
Industrial Products segment	38.3	27.5	10.8	39.3
Corporate and unallocated(1)	(6.5)	(5.7)	(0.8)	14.0
Total Company	$104.1	$82.2	$21.9	26.6%
(1)Corporate and unallocated includes corporate expenses determined to be non-allocable to the segments, such as interest expense and certain incentive compensation.

Engine Products Segment
Net sales were as follows (in millions):

	Three Months Ended October 31,
	2021	2020	$ Change	% Change
Off-Road	$93.9	$64.8	$29.1	44.9%
On-Road	31.5	32.0	(0.5)	(1.4)
Aftermarket	374.3	317.0	57.3	18.1
Aerospace and Defense	27.5	22.4	5.1	22.9
Total Engine Products segment	$527.2	$436.2	$91.0	20.9%

Engine Products segment earnings before income taxes	$72.3	$60.4	$11.9	19.7%
Net sales for the Engine Products segment for the three months ended October 31, 2021 were $527.2 million, compared with $436.2 million for the three months ended October 31, 2020, an increase of $91.0 million, or 20.9%. Excluding a $2.4 million increase from foreign currency translation, net sales increased 20.3%.
Net sales of Off-Road were $93.9 million, an increase of 44.9% compared with the three months ended October 31, 2020. In constant currency, net sales increased $29.2 million, or 45.1%. Off-Road sales reflected strong growth in every major region due to increased equipment demand as economic conditions improved compared to the prior year.
Net sales of On-Road were $31.5 million, a decrease of 1.4% compared with the three months ended October 31, 2020. In constant currency, net sales decreased $0.4 million, or 1.2%. On-Road sales decreased in the U.S. primarily due to the Company’s decision to discontinue selling diesel exhaust fluid tanks as well as supply chain constraints.
Net sales of Aftermarket were $374.3 million, an increase of 18.1% compared with the three months ended October 31, 2020. In constant currency, net sales increased $54.6 million, or 17.2%. Aftermarket sales experienced broad growth across all regions as economic conditions improved.
Net sales of Aerospace and Defense were $27.5 million, an increase of 22.9% compared with the three months ended October 31, 2020. In constant currency, net sales increased $5.2 million, or 23.1%. Aerospace and Defense sales increased in the U.S. primarily due to improved economic conditions in the commercial aerospace market compared to the prior year, which had experienced a greater impact from the COVID-19 pandemic.
Earnings before income taxes for the Engine Products segment for the three months ended October 31, 2021 were $72.3 million, or 13.7% of Engine Products’ net sales, a decrease from 13.9% of net sales for the three months ended October 31, 2020. The decrease was driven by higher raw material, labor, freight costs and an unfavorable mix of sales, partially offset by increased leverage from higher sales and improved pricing.
Industrial Products Segment
Net sales were as follows (in millions):

	Three Months Ended October 31,
	2021	2020	$ Change	% Change
Industrial Filtration Solutions	$165.5	$135.6	$29.9	22.0%
Gas Turbine Systems	16.6	23.0	(6.4)	(27.8)
Special Applications	51.6	41.8	9.8	23.3
Total Industrial Products segment	$233.7	$200.4	$33.3	16.6%

Industrial Products segment earnings before income taxes	$38.3	$27.5	$10.8	39.3%
Net sales for the Industrial Products segment for the three months ended October 31, 2021 were $233.7 million, compared with $200.4 million for the three months ended October 31, 2020, an increase of $33.3 million, or 16.6%. Excluding a $0.6 million increase from foreign currency translation, net sales increased 16.3%.

Net sales of Industrial Filtration Solutions (IFS) were $165.5 million, an increase of 22.0% compared with the three months ended October 31, 2020. In constant currency, net sales increased $28.8 million, or 21.2%. IFS sales increased across all business units and regions, with growth strongest in the U.S. reflecting improved market conditions for both first-fit and replacement parts of dust collection products, as well as continued strength in Process Filtration within the food and beverage market.
Net sales of Gas Turbine Systems (GTS) were $16.6 million, a decrease of 27.8% compared with the three months ended October 31, 2020. In constant currency, net sales decreased $6.4 million, or 27.9%. The decrease in GTS sales was driven by lower sales of replacement parts in APAC, EMEA and the U.S., as well as lower sales of small turbines in the U.S.
Net sales of Special Applications were $51.6 million, an increase of 23.3% compared with the three months ended October 31, 2020. In constant currency, net sales increased $10.3 million, or 24.6%. Special Applications sales increased with growth across the product portfolio and regions, primarily led by APAC due to improved market conditions across several industries, including hard disk drive, minerals, automotive and semi-conductor manufacturers.
Earnings before income taxes for the Industrial Products segment for the three months ended October 31, 2021 were $38.3 million, or 16.4% of Industrial Products’ net sales, an increase from 13.7% of net sales for the three months ended October 31, 2020. The increase was driven by greater leverage from higher sales, partially offset by increased raw material, freight and labor costs.
Liquidity, Capital Resources and Financial Condition
Liquidity
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
Operating Activities
Cash provided by operating activities for the three months ended October 31, 2021 was $42.9 million, compared with $128.9 million for the three months ended October 31, 2020, a decrease of $86.0 million. The decrease in cash provided by operating activities was primarily driven by an increase in inventory as the Company continues to experience strengthening demand while mitigating supply chain disruptions as well as higher incentive compensation paid, partially offset by higher earnings.
Investing Activities
Cash used in investing activities for the three months ended October 31, 2021 was $18.3 million, compared with $18.8 million for the three months ended October 31, 2020, a decrease of $0.5 million. In fiscal 2022, the Company continued investing in its strategic priorities, including capacity expansion.
Financing Activities
Cash used in financing activities generally relates to the use of cash for payment of dividends and repurchases of the Company’s common stock, net borrowing activity and proceeds from the exercise of stock options. To determine the level of dividend and share repurchases, the Company considers recent and projected performance across key financial metrics, including earnings, cash flow from operations and total debt. Dividends paid for the three months ended October 31, 2021 and 2020 were $27.4 million and $26.6 million, respectively. Share repurchases for the three months ended October 31, 2021 and 2020 were $102.9 million and $15.6 million, respectively.
Cash used in financing activities for the three months ended October 31, 2021 was $45.5 million, compared with $78.9 million for the three months ended October 31, 2020, a decrease of $33.4 million. In fiscal 2022, cash was received from issuing long-term debt. In both fiscal 2022 and 2021, cash was used to repay borrowings and to fund the Company’s needs, driven by expenditures on property, plant and equipment, dividends and share repurchases.

Capital Resources and Financial Condition
Cash and cash equivalents as of October 31, 2021 was $200.8 million, compared with $222.8 million as of July 31, 2021. The Company has capacity of $669.5 million available for further borrowing under existing credit facilities as of October 31, 2021, which includes $427.5 million available on the Company’s $500.0 million unsecured revolving credit facility that expires on May 21, 2026. The Company believes that the liquidity available from the combination of expected cash generated by operating activities, existing cash and available credit under existing credit facilities will be sufficient to meet its cash requirements for the next 12 months.
To understand the impacts of working capital management, the Company calculates days sales outstanding as the average accounts receivable, net for the quarter, divided by net sales for the quarter multiplied by the number of days in the quarter, and inventory turns as the cost of sales for the quarter, annualized by the ratio of number of the days in the year to the number of days in the quarter, divided by the average inventories, net for the quarter.
Accounts receivable, net as of October 31, 2021, was $545.1 million, compared with $552.7 million as of July 31, 2021, a decrease of $7.6 million. Days sales outstanding were 66 days as of October 31, 2021, up from 65 days at July 31, 2021.
Inventories, net as of October 31, 2021, was $444.7 million, compared with $384.5 million as of July 31, 2021, an increase of $60.2 million. Inventory turns were 4.8 times and 5.4 times per year as of October 31, 2021 and July 31, 2021, respectively.
Long-term debt outstanding was $548.1 million as of October 31, 2021, compared with $461.0 million as of July 31, 2021, an increase of $87.1 million primarily due to an increase in proceeds from long-term debt. As of October 31, 2021, total debt, including long-term debt and short-term borrowings, represented 34.6% of total capitalization, defined as total debt plus total stockholders’ equity, compared with 30.9% as of July 31, 2021. As of October 31, 2021, the Company was in compliance with its financial covenants.
In fiscal 2021, the Company entered into an agreement in which the Company would issue and sell two tranches of unsecured senior notes, totaling $150.0 million. The first tranche, received in August 2021, was a $100.0 million 10 year note due 2031 at a fixed interest rate of 2.50%. The second tranche, received in November 2021, was a $50.0 million seven year note due 2028 at a fixed interest rate of 2.12%.
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
Critical Accounting Policies
There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2021.
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
The Company, through its management, may make forward-looking statements reflecting the Company’s current views with respect to future events and expectations, such as forecasts, plans, trends and projections relating to the Company’s business and financial performance. These forward-looking statements, which may be included in reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2021, which could cause actual results to differ materially from historical results or those anticipated. The words or phrases such as “will likely result,” “are expected to,” “will continue,” “will allow,” “estimate,” “project,” “believe,” “expect,” “anticipate,” “forecast,” “plan” and similar expressions are intended to identify forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995 (PSLRA). In particular, the Company desires to take advantage of the protections of the PSLRA in connection with the forward-looking statements made in this Quarterly Report on Form 10-Q. All statements other than statements of historical fact are forward-looking statements. These statements do not guarantee future performance.

These forward-looking statements speak only as of the date such statements are made and are subject to risks and uncertainties that could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed. These factors include, but are not limited to, challenges in global operations; impacts of global economic, industrial and political conditions on product demand; impacts from unexpected events, including the COVID-19 pandemic; effects of unavailable raw materials or material cost inflation; inability to attract and retain qualified personnel; inability to meet customer demand; inability to maintain competitive advantages; threats from disruptive technologies; effects of highly competitive markets with pricing pressure; exposure to customer concentration in certain cyclical industries; impairment of intangible assets; inability to manage productivity improvements; inability to maintain an effective system of internal control over financial reporting; vulnerabilities associated with information technology systems and security; inability to protect and enforce intellectual property rights; costs associated with governmental laws and regulations; impacts of foreign currency fluctuations; effects of changes in capital and credit markets; changes in tax laws and tax rates, regulations and results of examinations; and results of execution of any acquisition, divestiture and other strategic transactions strategy. These and other factors are described in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2021. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.
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
During the three months ended October 31, 2021, the U.S. dollar was generally weaker than in the three months ended October 31, 2020 compared with many of the currencies of the foreign countries in which the Company operates. The overall weaker dollar had a positive impact on the Company’s international net sales results because the foreign denominated revenues translated into more U.S. dollars. Foreign currency translation had a positive impact to net sales and net earnings in many regions around the world. The estimated impact of foreign currency translation for the three months ended October 31, 2021, resulted in an overall increase in reported net sales of $3.0 million and an increase in reported net earnings of $0.4 million.
Derivative Fair Value Measurements
The Company enters into derivative instrument agreements, including forward foreign currency exchange contracts and net investment hedges to manage risk in connection with changes in foreign currency. The Company only enters into derivative instrument agreements with counterparties who have highly rated credit. The Company does not enter into derivative instrument agreements for trading or speculative purposes. See Note 11 and Note 14 to the Notes to the Condensed Consolidated Financial Statements.
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
Net Investment Hedges
The Company uses fixed-to-fixed cross-currency swap agreements to hedge its exposure to adverse foreign currency exchange rate movements for its operations in Europe. The Company has elected the spot method for designating these contracts as net investment hedges. The Company has one contract, which terminates in July 2029.
Based on the net investment hedge outstanding as of October 31, 2021, a 10% appreciation of the U.S. dollar compared to the Euro, would result in a net gain of $5.8 million in the fair value of these contracts.

Interest Rates
The Company’s exposure to market risk for changes in interest rates primarily relates to debt obligations that are at variable rates, as well as the potential increase in the fair value of long-term debt resulting from a potential decrease in interest rates. As of October 31, 2021, the Company’s financial liabilities with exposure to changes in interest rates consisted mainly of $65.0 million outstanding on the Company’s revolving credit facility, €80.0 million, or $93.2 million of a variable rate term loan and ¥2.0 billion, or $17.6 million, of variable rate senior notes. As of October 31, 2021, additional short-term borrowings outstanding consisted of $39.0 million and ¥250.0 million, or $2.2 million. Assuming a hypothetical 0.5 percentage point increase in short-term interest rates, with all other variables remaining constant, interest expense would have increased approximately $0.1 million and interest income would have increased approximately $0.1 million in the three months ended October 31, 2021. Interest rate changes would also affect the fair market value of fixed-rate debt. As of October 31, 2021, the estimated fair value of long-term debt with fixed interest rates was $392.3 million compared to its carrying value of $375.0 million. The fair value is estimated by discounting the projected cash flows using the interest rate at which similar amounts of debt could currently be borrowed.
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
Chinese Notes
Consistent with common business practice in China, the Company’s Chinese subsidiaries accept bankers’ acceptance notes from Chinese customers in settlement of certain customer billed accounts receivable. Bankers’ acceptance notes represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers’ acceptance note as of the maturity date. The maturity dates of bankers’ acceptance notes vary, but it is the Company’s policy to only accept bankers’ acceptance notes with maturity dates no more than 180 days from the date of the Company’s receipt of such draft. As of October 31, 2021 and July 31, 2021, the Company owned $9.5 million and $14.1 million, respectively, of these bankers’ acceptance notes and includes them in accounts receivable on the Condensed Consolidated Balance Sheets.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period. Based on their evaluation, as of the end of the period covered, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. The Company’s disclosure controls and procedures are designed so that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company records provisions when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and litigation are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter. The Company believes the estimated liability in its Condensed Consolidated Financial Statements for claims or litigation is adequate and appropriate for the probable and estimable outcomes. Liabilities recorded were not material to the Company’s financial position, results of operations or liquidity. The Company believes it is remote that the settlement of any of the currently identified claims or litigation will be materially in excess of what is accrued.
Item 1A. Risk Factors
There are inherent risks and uncertainties associated with the Company’s global operations that involve the manufacturing and sale of products for highly demanding customer applications throughout the world. These risks and uncertainties could adversely affect the Company’s operating performances or financial condition. The “Risk Factors” section in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2021 outlines the risks and uncertainties that the Company believes are the most material to its business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
Information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the three months ended October 31, 2021 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Still Be Purchased Under the Plans or Programs
August 1 - August 31, 2021	799,537	$67.78	799,537	7,503,177
September 1 - September 30, 2021	790,000	61.63	790,000	6,713,177
October 1 - October 31, 2021	—	—	—	6,713,177
Total	1,589,537	$64.72	1,589,537	6,713,177
(1)On May 31, 2019, the Board of Directors authorized the repurchase of up to 13.0 million shares of the Company’s common stock. This repurchase authorization is effective until terminated by the Board of Directors. The Company has remaining authorization to repurchase 6.7 million shares under this plan. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the three months ended October 31, 2021. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under stock-based awards to cover the withholding of taxes due as a result of exercising stock options or payment of stock-based awards.
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
101
The following information from Donaldson Company, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2021, as filed with the Securities and Exchange Commission, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Stockholders’ Equity and (vi) the Notes to Condensed Consolidated Financial Statements

104	The cover page from Donaldson Company Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2021, formatted in iXBRL (included as Exhibit 101)

*	Exhibit has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference as an exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DONALDSON COMPANY, INC.
(Registrant)

Date: December 8, 2021	By:	/s/ Tod E. Carpenter
Tod E. Carpenter Chairman, President and Chief Executive Officer (duly authorized officer)

Date: December 8, 2021	By:	/s/ Scott J. Robinson
Scott J. Robinson Senior Vice President and Chief Financial Officer (principal financial officer)

Date: December 8, 2021	By:	/s/ Peter J. Keller
Peter J. Keller Corporate Controller (principal accounting officer)