Form 10-Q
period 2022-01-31
DONALDSON CO INC
filed 2022-03-03
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of February 23, 2022, 123,557,970 shares of the registrant’s common stock, par value $5.00 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Net sales	$802.5	$679.1	$1,563.4	$1,315.8
Cost of sales	552.7	453.8	1,056.6	867.8
Gross profit	249.8	225.3	506.8	448.0
Operating expenses	154.1	149.2	303.6	284.7
Operating income	95.7	76.1	203.2	163.3
Interest expense	3.6	3.3	7.1	6.8
Other (income) expense, net	(2.4)	(1.1)	(2.4)	0.4
Earnings before income taxes	94.5	73.9	198.5	156.1
Income taxes	22.7	17.7	49.7	38.0
Net earnings	$71.8	$56.2	$148.8	$118.1

Weighted average shares – basic	123.9	126.6	124.1	126.7
Weighted average shares – diluted	125.6	128.2	126.0	128.2

Net earnings per share – basic	$0.58	$0.44	$1.20	$0.93
Net earnings per share – diluted	$0.57	$0.44	$1.18	$0.92

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Net earnings	$71.8	$56.2	$148.8	$118.1
Other comprehensive (loss) income:
Foreign currency translation (loss) income	(17.1)	41.5	(27.6)	36.5
Pension liability adjustment, net of deferred taxes of $(0.6), $(0.2), $(1.1) and $(1.7), respectively	2.0	—	4.0	6.1
Derivatives:
Gains (losses) on hedging derivatives, net of deferred taxes of $(0.2), $0.3, $(0.4) and $0.3, respectively	0.7	(1.4)	1.7	(1.1)
Reclassifications of gains on hedging derivatives to net earnings, net of taxes of $0.2, $0.4, $(0.1) and $0.2, respectively	(0.3)	(0.3)	—	(0.5)
Total derivatives	0.4	(1.7)	1.7	(1.6)
Net other comprehensive (loss) income	(14.7)	39.8	(21.9)	41.0
Comprehensive income	$57.1	$96.0	$126.9	$159.1

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)
(Unaudited)

	January 31, 2022	July 31, 2021
Assets
Current assets:
Cash and cash equivalents	$170.4	$222.8
Accounts receivable, less allowances of $5.6 and $7.0, respectively	553.4	552.7
Inventories, net	480.7	384.5
Prepaid expenses and other current assets	109.7	84.0
Total current assets	1,314.2	1,244.0
Property, plant and equipment, net	601.0	617.8
Goodwill	344.3	322.5
Intangible assets, net	79.4	61.6
Other long-term assets	152.4	154.3
Total assets	$2,491.3	$2,400.2

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$63.9	$48.5
Accounts payable	324.5	293.9
Accrued employee compensation and related taxes	89.6	126.8
Income taxes payable	28.9	17.7
Dividend payable	27.3	27.6
Other current liabilities	104.3	92.1
Total current liabilities	638.5	606.6
Long-term debt	553.9	461.0
Non-current income taxes payable	74.4	80.7
Deferred income taxes	30.6	26.6
Other long-term liabilities	77.1	88.2
Total liabilities	1,374.5	1,263.1

Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued	758.2	758.2
Additional paid-in capital	12.0	5.8
Retained earnings	1,702.5	1,608.4
Stock-based compensation plans	15.5	12.8
Accumulated other comprehensive loss	(140.1)	(118.2)
Treasury stock, 28,097,776 and 26,620,560 shares, respectively, at cost	(1,231.3)	(1,129.9)
Total stockholders’ equity	1,116.8	1,137.1
Total liabilities and stockholders’ equity	$2,491.3	$2,400.2

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended January 31,
	2022	2021
Operating Activities
Net earnings	$148.8	$118.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	47.5	46.6
Deferred income taxes	1.2	(7.0)
Stock-based compensation expense	13.4	10.2
Other, net	6.5	13.5
Changes in operating assets and liabilities	(137.6)	20.9
Net cash provided by operating activities	79.8	202.3

Investing Activities
Purchases of property, plant and equipment	(33.5)	(30.4)
Acquisitions, net of cash acquired	(49.0)	—
Net cash used in investing activities	(82.5)	(30.4)

Financing Activities
Proceeds from long-term debt	174.3	—
Repayments of long-term debt	(75.0)	(125.0)
Change in short-term borrowings	15.9	13.0
Purchase of non-controlling interests	—	(14.4)
Purchase of treasury stock	(115.6)	(46.3)
Dividends paid	(54.6)	(53.1)
Tax withholding payments for stock compensation transactions	(1.2)	(3.5)
Exercise of stock options	10.5	18.7
Net cash used in financing activities	(45.7)	(210.6)
Effect of exchange rate changes on cash	(4.0)	9.4
Decrease in cash and cash equivalents	(52.4)	(29.3)
Cash and cash equivalents, beginning of period	222.8	236.6
Cash and cash equivalents, end of period	$170.4	$207.3

Supplemental Cash Flow Information
Income taxes paid	$50.4	$51.9
Interest paid	$5.0	$5.8
Supplemental Disclosure of Non-Cash Operating and Investing Transactions
Accrued property, plant and equipment additions	$9.1	$6.0
Leased assets obtained in exchange for new operating lease liabilities	$9.3	$5.8

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended January 31, 2022 and 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Stock-Based Compensation Plans	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance October 31, 2021	$758.2	$12.3	$1,685.9	$—	$14.5	$(125.4)	$(1,229.6)	$1,115.9
Net earnings			71.8					71.8
Other comprehensive loss						(14.7)		(14.7)
Treasury stock acquired							(12.7)	(12.7)
Dividends declared ($0.44 per share)			(54.5)					(54.5)
Stock compensation and other activity		(0.3)	(0.7)		1.0		11.0	11.0
Balance January 31, 2022	$758.2	$12.0	$1,702.5	$—	$15.5	$(140.1)	$(1,231.3)	$1,116.8

Balance October 31, 2020	$758.2	$2.7	$1,491.9	$5.8	$13.0	$(182.8)	$(1,036.2)	$1,052.6
Net earnings			56.2					56.2
Other comprehensive income						39.8		39.8
Treasury stock acquired							(30.7)	(30.7)
Dividends declared ($0.42 per share)			(53.1)					(53.1)
Purchase of non-controlling interests		2.2		(5.9)				(3.7)
Stock compensation and other activity		0.2	(0.6)	0.1	0.2		13.4	13.3
Balance January 31, 2021	$758.2	$5.1	$1,494.4	$—	$13.2	$(143.0)	$(1,053.5)	$1,074.4

	Six Months Ended January 31, 2022 and 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Stock-Based Compensation Plans	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance July 31, 2021	$758.2	$5.8	$1,608.4	$—	$12.8	$(118.2)	$(1,129.9)	$1,137.1
Net earnings			148.8					148.8
Other comprehensive loss						(21.9)		(21.9)
Treasury stock acquired							(115.6)	(115.6)
Dividends declared ($0.44 per share)			(54.3)					(54.3)
Stock compensation and other activity		6.2	(0.4)		2.7		14.2	22.7
Balance January 31, 2022	$758.2	$12.0	$1,702.5	$—	$15.5	$(140.1)	$(1,231.3)	$1,116.8

Balance July 31, 2020	$758.2	$—	$1,430.0	$5.8	$15.9	$(184.0)	$(1,033.0)	$992.9
Net earnings			118.1					118.1
Other comprehensive income						41.0		41.0
Treasury stock acquired							(46.3)	(46.3)
Dividends declared ($0.42 per share)			(53.0)					(53.0)
Purchase of non-controlling interests		2.2		(5.9)				(3.7)
Stock compensation and other activity		2.9	(0.7)	0.1	(2.7)		25.8	25.4
Balance January 31, 2021	$758.2	$5.1	$1,494.4	$—	$13.2	$(143.0)	$(1,053.5)	$1,074.4

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Donaldson Company, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of earnings, comprehensive income, financial position, cash flows and changes in stockholders’ equity have been included and are of a normal recurring nature. Operating results for the three and six months ended January 31, 2022 are not necessarily indicative of the results that may be expected for future periods. The year end Condensed Consolidated Balance Sheet information was derived from the Company’s Audited Consolidated Financial Statements but does not include all disclosures required by GAAP. For further information, refer to the Audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2021.
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
The effects of the ongoing Coronavirus (COVID-19) pandemic continue to impact global economic conditions. The Company continues to experience supply chain disruptions, including global logistics and labor challenges and constrained supplies of steel, petrochemical products and filter media. These disruptions have slowed the Company’s production speed and increased lead times. The Company has undertaken steps to mitigate these negative impacts, such as qualifying additional suppliers. These disruptions impeded the Company’s ability to meet strengthening demand. This dynamic impacted results in the first half of fiscal 2022 and is expected to continue throughout fiscal 2022.
New Accounting Standards Not Yet Adopted
The Company considers the applicability and impact of the Financial Accounting Standards Board’s (FASB) Accounting Standards Updates (ASUs) issued but not yet adopted.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with ASU 2014-9, Revenue from Contracts with Customers (Topic 606) as if the entity had originated the contracts. The guidance is effective for fiscal years beginning after December 15, 2022, with early application permitted. This ASU is applicable to the Company’s fiscal year beginning in the first quarter of fiscal 2024. The Company is currently evaluating the impact the adoption will have on its financial statements.
Note 2. Acquisitions
Solaris Biotechnology Srl (Solaris)
On November 22, 2021, the Company acquired Solaris, headquartered in Porto Mantovano, Italy, with U.S. operations based in Berkeley, California, for cash consideration of approximately €41 million, or $45.7 million. Solaris designs and manufactures bioprocessing equipment, including bioreactors, fermenters and tangential flow filtration systems for use in food and beverage, biotechnology and other life sciences markets. Solaris is reported within the Company’s Industrial Filtration Solutions business in the Industrial Products segment. In the second quarter of fiscal 2022, the Company assigned the fair values to the net assets acquired resulting in $27.2 million for goodwill and $20.8 million for intangible assets, none of which are expected to be deductible for tax purposes, as well as a deferred tax liability of $4.4 million.

Pearson Arnold Industrial Services (PAIS)
On November 1, 2021, the Company acquired PAIS, headquartered in the U.S., for cash consideration of approximately $3.3 million. PAIS provides equipment, parts and services for dust, mist and fume collection systems, industrial fans and compressed air systems. PAIS is reported within the Industrial Products segment. In the second quarter of fiscal 2022, the Company assigned the fair values to the net assets acquired resulting in $0.4 million for goodwill and $3.0 million for intangible assets, all of which are expected to be deductible for tax purposes.
The purchase price allocations for these acquisitions are preliminary pending the outcome of the final valuations of the net assets acquired. Management expects to finalize the purchase accounting for these acquisitions by the first quarter of fiscal 2023. Pro forma financial information for these acquisitions has not been presented because the acquisitions were not material to the Company’s Condensed Consolidated Statement of Earnings. See Note 6 for goodwill and intangible assets acquired.
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
Revenue Disaggregation
Net sales, generally disaggregated by location where the customer’s order was placed, were as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
U.S. and Canada	$314.0	$256.2	$614.8	$507.2
Europe, Middle East and Africa (EMEA)	241.7	201.1	466.3	389.0
Asia Pacific	170.2	161.4	334.0	305.5
Latin America	76.6	60.4	148.3	114.1
Total net sales	$802.5	$679.1	$1,563.4	$1,315.8
See Note 17 for net sales disaggregated by segment.
Contract Assets and Liabilities
The satisfaction of performance obligations and the resulting recognition of revenue typically correspond with billing of the customer. In limited circumstances, the customer may be billed at a time later than when revenue is recognized, resulting in contract assets, which are reported in other current assets on the Condensed Consolidated Balance Sheets. Contract assets were $17.5 million and $14.9 million as of January 31, 2022 and July 31, 2021, respectively. In other limited circumstances, the customer may make a payment at a time earlier than when revenue is recognized and prior to the satisfaction of performance obligations, resulting in contract liabilities, which are reported in other current liabilities on the Condensed Consolidated Balance Sheets. Contract liabilities were $19.8 million and $12.2 million as of January 31, 2022 and July 31, 2021, respectively.
The Company will recognize revenue in future periods related to remaining performance obligations for certain open contracts. Generally, these contracts have terms of one year or less. The amount of revenue related to unsatisfied performance obligations in which the original duration of the contract is greater than one year is not significant.
Note 4. Inventories, Net
The components of inventories, net were as follows (in millions):

	January 31, 2022	July 31, 2021
Raw materials	$188.9	$148.1
Work in process	55.5	43.2
Finished products	236.3	193.2
Total inventories, net	$480.7	$384.5

Note 5. Property, Plant and Equipment, Net
The components of property, plant and equipment, net were as follows (in millions):

	January 31, 2022	July 31, 2021
Land	$26.9	$27.1
Buildings	407.2	410.8
Machinery and equipment	971.1	972.0
Computer software	143.5	144.3
Construction in progress	50.3	40.6
Less accumulated depreciation	(998.0)	(977.0)
Total property, plant and equipment, net	$601.0	$617.8
Note 6. Goodwill and Intangible Assets
Goodwill
The Company allocates goodwill to reporting units within its Engine Products and Industrial Products segments. There were no dispositions or impairment charges recorded during the three and six months ended January 31, 2022 and 2021. Goodwill is assessed for impairment annually during the third quarter of the fiscal year, or more frequently if events or changes in circumstances indicate the asset may be impaired. The Company performed its annual impairment assessment during the third quarter of fiscal 2021 and did not record any impairment as a result of this assessment.
Goodwill by reportable segment was as follows (in millions):

	Engine Products Segment	Industrial Products Segment	Total
Balance as of July 31, 2021	$84.7	$237.8	$322.5
Goodwill acquired	—	27.6	27.6
Currency translation	(0.4)	(5.4)	(5.8)
Balance as of January 31, 2022	$84.3	$260.0	$344.3
Intangible Assets
Intangible assets recognized from the Solaris acquisition were $20.8 million, of which technology was $17.3 million with a 15 year useful life, trademarks and tradenames were $3.3 million with a 10 year useful life and backlog was $0.2 million with a six month useful life.
Intangible assets recognized from the PAIS acquisition were $3.0 million, all of which were customer relationships with a 20 year useful life. See Note 2 for the acquisitions.
Intangible asset classes were as follows (in millions):

	Customer Relationships			Patents, trademarks and technology
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total	Total
Balance as of July 31, 2021	$107.5	$(56.4)	$51.1	$24.3	$(13.8)	$10.5	$61.6
Intangible assets acquired	3.2	—	3.2	20.6	—	20.6	23.8
Amortization expense	—	(3.2)	(3.2)	—	(1.3)	(1.3)	(4.5)
Currency translation	(1.8)	0.7	(1.1)	(0.5)	0.1	(0.4)	(1.5)
Balance as of January 31, 2022	$108.9	$(58.9)	$50.0	$44.4	$(15.0)	$29.4	$79.4
Amortization expense was $2.4 million and $4.5 million for the three and six months ended January 31, 2022, respectively, and was $2.1 million and $4.2 million for the three and six months ended January 31, 2021, respectively.
Note 7. Long-Term Debt
As of January 31, 2022, there was $467.5 million available on the Company’s $500.0 million unsecured revolving credit facility that expires on May 21, 2026.

In fiscal 2021, the Company entered into an agreement in which the Company would issue and sell two tranches of unsecured senior notes, totaling $150.0 million. The first tranche, issued in August 2021, was a $100.0 million 10 year note due 2031 at a fixed interest rate of 2.50%. The second tranche, issued in November 2021, was a $50.0 million seven year note due 2028 at a fixed interest rate of 2.12%.
Certain debt agreements contain financial covenants related to interest coverage and leverage ratios, as well as other non-financial covenants. As of January 31, 2022, the Company was in compliance with all such covenants.
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
As of January 31, 2022, gross unrecognized tax benefits were $19.3 million and accrued interest and penalties on these unrecognized tax benefits were $1.8 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income taxes in the Condensed Consolidated Statements of Earnings. The Company estimates within the next 12 months it is reasonably possible its uncertain tax positions could decrease by as much as $5.3 million due to lapses in statutes of limitation. The statutes of limitation periods for the Company’s various tax jurisdictions range from two years to 10 years.
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
Basic and diluted net earnings per share calculations were as follows (in millions, except per share amounts):

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Net earnings	$71.8	$56.2	$148.8	$118.1

Weighted average common shares outstanding
Weighted average common shares – basic	123.9	126.6	124.1	126.7
Dilutive impact of stock-based awards	1.7	1.6	1.9	1.5
Weighted average common shares – diluted	125.6	128.2	126.0	128.2

Net earnings per share – basic	$0.58	$0.44	$1.20	$0.93
Net earnings per share – diluted	$0.57	$0.44	$1.18	$0.92
Stock options excluded from net earnings per share calculation	1.6	0.8	—	0.9
Note 10. Stockholders’ Equity
Share Repurchases
The Company’s Board of Directors has authorized the repurchase of up to 13.0 million shares of common stock under the Company’s stock repurchase plan. This repurchase authorization is effective until terminated by the Board of Directors. During the six months ended January 31, 2022, the Company repurchased 1.8 million shares for $115.6 million. As of January 31, 2022, the Company had remaining authorization to repurchase 6.5 million shares under this plan.
Dividends Paid
Dividends paid were 22.0 cents and 44.0 cents per share for the three and six months ended January 31, 2022, respectively, and were 21.0 cents and 42.0 cents for the three and six months ended January 31, 2021, respectively.

Note 11. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three months ended January 31, 2022 and 2021 were as follows (in millions):

	Foreign Currency Translation Adjustment	Pension Benefits		Derivative Financial Instruments		Total
Balance as of October 31, 2021, net of tax	$(54.5)	$(72.7)		$1.8		$(125.4)
Other comprehensive (loss) income before reclassifications and tax	(17.1)	(1.7)	(1)	0.9		(17.9)
Tax benefit (expense)	—	0.4		(0.2)		0.2
Other comprehensive (loss) income before reclassifications, net of tax	(17.1)	(1.3)		0.7		(17.7)

Reclassifications, before tax	—	4.3	(2)	(0.5)	(3)	3.8
Tax (expense) benefit	—	(1.0)		0.2		(0.8)
Reclassifications, net of tax	—	3.3		(0.3)		3.0
Other comprehensive (loss) income, net of tax	(17.1)	2.0		0.4		(14.7)
Balance as of January 31, 2022, net of tax	$(71.6)	$(70.7)		$2.2		$(140.1)

Balance as of October 31, 2020, net of tax	$(79.0)	$(103.9)		$0.1		$(182.8)
Other comprehensive income (loss) before reclassifications and tax	41.5	—		(1.7)		39.8
Tax benefit	—	—		0.3		0.3
Other comprehensive income (loss) before reclassifications, net of tax	41.5	—		(1.4)		40.1

Reclassifications, before tax	—	0.2	(2)	(0.7)	(3)	(0.5)
Tax (expense) benefit	—	(0.2)		0.4		0.2
Reclassifications, net of tax	—	—		(0.3)		(0.3)
Other comprehensive income (loss), net of tax	41.5	—		(1.7)		39.8
Balance as of January 31, 2021, net of tax	$(37.5)	$(103.9)		$(1.6)		$(143.0)
(1)In fiscal 2022, pension settlement accounting was triggered. Remeasurement of the Company’s pension obligations resulted in an adjustment to accumulated other comprehensive loss of $1.7 million on the Condensed Consolidated Balance Sheet, see Note 13.
(2)Includes reclassifications of $1.2 million in fiscal 2022, and in both periods, net amortization of prior service costs and actuarial losses included in other (income) expense, net in the Condensed Consolidated Statements of Earnings, see Note 13.
(3)Relates to designated forward foreign currency exchange contracts that were reclassified from accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets to net sales, cost of sales and operating expenses in the Condensed Consolidated Statements of Earnings, see Note 14.

Changes in accumulated other comprehensive loss for the six months ended January 31, 2022 and 2021 were as follows (in millions):

	Foreign Currency Translation Adjustment	Pension Benefits		Derivative Financial Instruments		Total
Balance as of July 31, 2021, net of tax	$(44.0)	$(74.7)		$0.5		$(118.2)
Other comprehensive (loss) income before reclassifications and tax	(27.6)	(1.7)	(1)	2.1		(27.2)
Tax benefit (expense)	—	0.4		(0.4)		—
Other comprehensive (loss) income before reclassifications, net of tax	(27.6)	(1.3)		1.7		(27.2)

Reclassifications, before tax	—	6.8	(2)	0.1	(3)	6.9
Tax expense	—	(1.5)		(0.1)		(1.6)
Reclassifications, net of tax	—	5.3		—		5.3
Other comprehensive (loss) income, net of tax	(27.6)	4.0		1.7		(21.9)
Balance as of January 31, 2022, net of tax	$(71.6)	$(70.7)		$2.2		$(140.1)

Balance as of July 31, 2020, net of tax	$(74.0)	$(110.0)		$—		$(184.0)
Other comprehensive income (loss) before reclassifications and tax	36.5	4.0	(1)	(1.4)		39.1
Tax (expense) benefit	—	(1.0)		0.3		(0.7)
Other comprehensive income (loss) before reclassifications, net of tax	36.5	3.0		(1.1)		38.4

Reclassifications, before tax	—	3.8	(2)	(0.7)	(3)	3.1
Tax (expense) benefit	—	(0.7)		0.2		(0.5)
Reclassifications, net of tax	—	3.1		(0.5)		2.6
Other comprehensive income (loss), net of tax	36.5	6.1		(1.6)		41.0
Balance as of January 31, 2021, net of tax	$(37.5)	$(103.9)		$(1.6)		$(143.0)
(1)In fiscal 2022, pension settlement accounting was triggered. In fiscal 2021, pension curtailment accounting was triggered. Remeasurements of the Company’s pension obligations resulted in adjustments to accumulated other comprehensive loss of $1.7 million and $4.0 million, in fiscal 2022 and 2021, respectively, on the Condensed Consolidated Balance Sheets, see Note 13.
(2)Includes reclassifications of $1.2 million and $0.8 million in fiscal 2022 and 2021, respectively, and in both periods, net amortization of prior service costs and actuarial losses included in other (income) expense, net in the Condensed Consolidated Statements of Earnings, see Note 13.
(3)Relates to designated forward foreign currency exchange contracts that were reclassified from accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets to net sales, cost of sales and operating expenses in the Condensed Consolidated Statements of Earnings, see Note 14.
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
Pretax stock-based compensation expense associated with options was $1.9 million and $8.8 million for the three and six months ended January 31, 2022, respectively, and was $2.3 million and $7.4 million for the three and six months ended January 31, 2021, respectively.

Fair value is calculated using the Black-Scholes option pricing model. The weighted average fair value for options granted during the six months ended January 31, 2022 and 2021 was $14.27 and $10.21 per share, respectively.
Option activity was as follows:

	Options	Weighted Average Exercise Price
Balance outstanding as of July 31, 2021	6,444,743	$44.05
Granted	878,305	59.36
Exercised	(287,742)	37.16
Canceled/forfeited	(21,562)	52.23
Balance outstanding as of January 31, 2022	7,013,744	$46.22
Performance-Based Awards
Performance-based awards are payable in common stock and are based on a formula that measures Company performance over a three year period. These awards are settled after three years with payouts ranging from zero to 200% of the target award value depending on achievement.
Pretax performance-based award expense was $2.1 million and $3.8 million for the three and six months ended January 31, 2022, respectively, and $1.2 million and $2.1 million for the three and six months ended January 31, 2021, respectively.
Performance-based award for non-vested activity was as follows:

	Performance Shares	Weighted Average Grant Date Fair Value
Balance outstanding as of July 31, 2021	200,567	$48.76
Granted	88,400	59.40
Vested	—	—
Canceled	(3,580)	53.23
Balance outstanding as of January 31, 2022	285,387	$52.00
Note 13. Employee Benefit Plans
The Company has defined benefit pension plans for many of its hourly and salaried employees. These plans generally provide pension benefits based on years of service and compensation level. Components of net periodic pension costs other than the service cost component are included in other (income) expense, net in the Condensed Consolidated Statements of Earnings.
Net periodic pension costs for the Company’s pension plans were as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Service cost	$1.8	$1.8	$3.6	$4.0
Interest cost	2.5	2.5	5.0	4.9
Expected return on assets	(6.2)	(5.8)	(12.5)	(11.5)
Prior service cost amortization	—	0.1	0.1	0.2
Actuarial loss amortization	1.8	1.9	3.6	4.1
Settlement charge	1.2	—	1.2	—
Curtailment charge	—	—	—	0.8
Net periodic pension costs	$1.1	$0.5	$1.0	$2.5
In the second quarter of fiscal 2022, the Company recorded a pension settlement charge of $1.2 million as a result of lump sum distributions exceeding the service and interest cost components of the annual net periodic pension cost. The corresponding remeasurement resulted in a decrease in the Company’s pension assets and a corresponding adjustment to other comprehensive loss in the Condensed Consolidated Statement of Comprehensive Income of $1.7 million. See Note 11.

In the first quarter of fiscal 2021, the Company recorded a pension curtailment charge of $0.8 million as a result of freezing the pension benefits to certain employees. The corresponding remeasurement resulted in a decrease in the Company’s pension obligation and a corresponding adjustment to other comprehensive income in the Condensed Consolidated Statement of Comprehensive Income of $4.0 million. See Note 11.
The Company’s general funding policy is to make at least the minimum required contributions as required by applicable regulations, plus any additional amounts it determines to be appropriate. Future required pension plan contributions may change significantly depending on the actual rate of return on plan assets, discount rates and regulatory requirements.
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
Short-Term Financial Instruments
As of January 31, 2022 and July 31, 2021, the carrying values of cash and cash equivalents, accounts receivable, short-term borrowings and accounts payable approximate fair value because of the short-term nature of these instruments, and are classified as Level 1 in the fair value hierarchy.
Long-Term Debt
As of January 31, 2022, the estimated fair values of fixed interest rate long-term debt were $433.4 million compared to the carrying values of $425.0 million. As of July 31, 2021, the estimated fair values of fixed interest rate long-term debt were $297.4 million compared to the carrying values of $275.0 million. The fair values are estimated by discounting the projected cash flows using the interest rates at which similar amounts of debt could currently be borrowed. The carrying values of total variable interest rate long-term debt were $131.6 million and $188.3 million as of January 31, 2022 and July 31, 2021, respectively, and approximate their fair values. Long-term debt is classified as Level 2 in the fair value hierarchy.
Equity Method Investments
The Company holds equity method investments in its joint ventures, which are included in other long-term assets on the Condensed Consolidated Balance Sheets. The aggregate carrying amount of these investments was $23.7 million and $24.2 million as of January 31, 2022 and July 31, 2021, respectively. These equity method investments are measured at fair value on a non-recurring basis. The fair value of the Company’s equity method investments has not been adjusted as there have been no triggering events or changes in circumstance that would have had an adverse impact on the value of these investments. In the event these investments are required to be measured, they would fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value, as the investments are in privately-held entities.
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
Fair Value of Derivatives Contracts
The fair value of the Company’s derivative contracts, recorded on the Condensed Consolidated Balance Sheets, was as follows (in millions):

	Total Notional Amounts		Assets		Liabilities
	January 31,	July 31,	January 31,	July 31,	January 31,	July 31,
	2022	2021	2022	2021	2022	2021
Designated as hedging instruments
Forward foreign currency exchange contracts	$70.7	$117.2	$1.5	$1.0	$1.4	$1.2
Net investment hedge	55.8	55.8	1.1	1.1	0.1	2.0
Total designated	126.5	173.0	2.6	2.1	1.5	3.2

Not designated as hedging instruments
Forward foreign currency exchange contracts	215.9	154.2	1.3	0.5	1.7	0.4
Total not designated	215.9	154.2	1.3	0.5	1.7	0.4
Total	$342.4	$327.2	$3.9	$2.6	$3.2	$3.6
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
Hedges which are not designated are recognized in other (income) expense, net in the Condensed Consolidated Statements of Earnings timed to coincide with the related hedged transactions. Changes in the fair value of these hedges are, likewise, recognized in other (income) expense, net in the Condensed Consolidated Statements of Earnings.
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

Credit Risk Related Contingent Features
Contract provisions may require the posting of collateral or settlement of the contracts for various reasons, including if the Company’s credit ratings are downgraded below its investment grade credit rating by any of the major credit agencies or for cross default contractual provisions if there is a failure under other financing arrangements related to payment terms or covenants. As of January 31, 2022 and July 31, 2021, no collateral was posted.
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
Note 15. Guarantees
Letters of Credit
The Company has letters of credit which guarantee payment to third parties in the event the Company is in breach of contract terms as detailed in each letter of credit. The outstanding debt contingent liability for standby letters of credit was as follows (in millions):

	January 31, 2022	July 31, 2021
Contingent liability for standby letters of credit issued under the Company’s revolving credit facility	$7.5	$7.7
Amounts drawn for letters of credit under the Company’s revolving credit facility	$—	$—
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
The outstanding debt relating to AFSI, which the Company guarantees half, was $46.0 million and $37.8 million as of January 31, 2022 and July 31, 2021, respectively. AFSI’s $63.0 million revolving credit facility expires July 31, 2024.
Earnings from AFSI, which are recorded in other (income) expense, net in the Condensed Consolidated Statements of Earnings were $2.0 million and $3.2 million for the three and six months ended January 31, 2022, respectively, and $1.9 million and $3.7 million for the three and six months ended January 31, 2021, respectively.
Note 16. Commitments and Contingencies
The Company records provisions when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and litigation are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter. The Company believes the estimated liability in its Condensed Consolidated Financial Statements for claims or litigation is adequate and appropriate for the probable and estimable outcomes. Liabilities recorded were not material to the Company’s financial position, results of operations or liquidity. The Company believes it is remote that the settlement of any of the currently identified claims or litigation will be materially in excess of what is accrued.
Note 17. Segment Reporting
The Company’s reportable segments are Engine Products and Industrial Products. The Company determines its operating segments consistent with the manner in which it manages its operations and evaluates performance for internal review and decision-making. Corporate and unallocated includes corporate expenses determined to be non-allocable to the segments, such as interest expense, restructuring charges and certain incentive compensation.
The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and sharing of assets. Therefore, the Company does not represent these segments, if operated independently, would report earnings before income taxes and other financial information shown below.

Segment details were as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Net sales
Engine Products segment	$554.1	$462.4	$1,081.3	$898.6
Industrial Products segment	248.4	216.7	482.1	417.2
Total Company	$802.5	$679.1	$1,563.4	$1,315.8

Earnings before income taxes
Engine Products segment	$65.0	$61.3	$137.3	$121.7
Industrial Products segment	37.5	25.8	75.8	53.3
Corporate and unallocated	(8.0)	(13.2)	(14.6)	(18.9)
Total Company	$94.5	$73.9	$198.5	$156.1
Net sales by product group were as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Engine Products segment
Off-Road	$95.5	$77.9	$189.4	$142.6
On-Road	33.1	33.4	64.6	65.3
Aftermarket	398.4	330.2	772.7	647.4
Aerospace and Defense	27.1	20.9	54.6	43.3
Total Engine Products segment	554.1	462.4	1,081.3	898.6

Industrial Products segment
Industrial Filtration Solutions	171.2	149.9	336.7	285.6
Gas Turbine Systems	29.6	23.4	46.2	46.4
Special Applications	47.6	43.4	99.2	85.2
Total Industrial Products segment	248.4	216.7	482.1	417.2
Total Company	$802.5	$679.1	$1,563.4	$1,315.8
Concentrations
There were no customers that accounted for over 10% of net sales for the three and six months ended January 31, 2022 or 2021. There were no customers that accounted for over 10% of gross accounts receivable as of January 31, 2022 or as of July 31, 2021.
Note 18. Restructuring
In the second quarter of fiscal 2021, the Company initiated activities to further improve its operating and manufacturing cost structure, primarily in EMEA. These activities resulted in restructuring expenses, primarily related to severance, of $14.8 million. Charges of $5.8 million were included in cost of sales and $9.0 million were included in operating expenses in the Condensed Consolidated Statement of Earnings for the year ended July 31, 2021. This initiative is now substantially completed.
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
Supply Chain Disruptions
The effects of the ongoing Coronavirus (COVID-19) pandemic continue to impact global economic conditions. The Company continues to experience supply chain disruptions, including global logistics and labor challenges and constrained supplies of steel, petrochemical products and filter media. These disruptions have slowed the Company’s production speed and increased lead times. The Company has undertaken steps to mitigate these negative impacts, such as qualifying additional suppliers. These disruptions impeded the Company’s ability to meet strengthening demand. This dynamic impacted results in the first half of fiscal 2022 and is expected to continue throughout fiscal 2022.
Inflation
In connection with the supply chain disruptions described above, the Company has experienced the effects of inflation related to raw materials and operating expenses. These inflationary pressures have had an adverse impact on profit margins, particularly in recent months. The Company continues to negotiate price increases with customers to mitigate these cost increases. Inflation impacted results in the first half of fiscal 2022 and is expected to continue throughout fiscal 2022.
Consolidated Results of Operations
Three months ended January 31, 2022 compared with three months ended January 31, 2021
Operating results were as follows (in millions):

	Three Months Ended January 31,
	2022	% of net sales	2021	% of net sales
Net sales	$802.5		$679.1
Cost of sales	552.7	68.9%	453.8	66.8%
Gross profit	249.8	31.1	225.3	33.2
Operating expenses	154.1	19.2	149.2	22.0
Operating income	95.7	11.9	76.1	11.2
Interest expense	3.6	0.5	3.3	0.5
Other income, net	(2.4)	(0.3)	(1.1)	(0.2)
Earnings before income taxes	94.5	11.8	73.9	10.9
Income taxes	22.7	2.8	17.7	2.6
Net earnings	$71.8	8.9%	$56.2	8.3%
Net Sales
Net sales for the three months ended January 31, 2022 were $802.5 million, compared with $679.1 million for the three months ended January 31, 2021, an increase of $123.4 million, or 18.2%. Net sales increased $91.7 million, or 19.8%, in the Engine Products segment and increased $31.7 million, or 14.6%, in the Industrial Products segment. Foreign currency translation decreased sales by $18.0 million compared to the three months ended January 31, 2021. Refer to the Segment Results of Operations section for further discussion on the Engine Products and Industrial Products segments. During the three months ended January 31, 2022, sales increased with varied demand by market and geography. For the three months ended January 31, 2022, sales in Latin America (LATAM) increased 26.9%, United States (U.S.) and Canada increased 22.6%, Europe, Middle East and Africa (EMEA) increased 20.2% and Asia Pacific (APAC) increased 5.5%.

Cost of Sales and Gross Margin
Cost of sales for the three months ended January 31, 2022 were $552.7 million, compared with $453.8 million for the three months ended January 31, 2021, an increase of $98.9 million, or 21.8%. Gross margin was 31.1%, compared with 33.2% during the same period in the prior fiscal year. The gross margin decrease was primarily driven by increased raw material, freight and labor costs, partially offset by greater leverage from higher sales and increased pricing. Prior fiscal year gross margin was also negatively impacted by restructuring charges of $5.8 million.
Operating Expenses
Operating expenses for the three months ended January 31, 2022 were $154.1 million, compared with $149.2 million for the three months ended January 31, 2021, an increase of $4.9 million, or 3.2%. As a percentage of net sales, operating expenses were 19.2%, compared with 22.0% during the same period in the prior fiscal year. The decrease in operating expenses as a percentage of net sales reflects greater leverage from higher sales and restructuring charges of $9.0 million in the prior fiscal year.
Non-Operating Items
Interest expense was $3.6 million for the three months ended January 31, 2022, compared with $3.3 million for the three months ended January 31, 2021, an increase of $0.3 million, or 10.6%. The increase reflects a higher debt level.
Other income, net for the three months ended January 31, 2022 was $2.4 million, compared with other income, net of $1.1 million for the three months ended January 31, 2021, an increase of $1.3 million. The increase was primarily driven by higher charitable contributions in the prior fiscal year.
Income Taxes
The effective tax rate for the three months ended January 31, 2022 was 24.1%, compared with 23.9% for the three months ended January 31, 2021. The increase in the effective tax rate was primarily due to net unfavorable adjustments in the current year related to the U.S. taxation of foreign earnings.
Net Earnings
Net earnings for the three months ended January 31, 2022 were $71.8 million, compared with net earnings of $56.2 million for the three months ended January 31, 2021, an increase of $15.6 million, or 27.7%.
Six months ended January 31, 2022 compared with six months ended January 31, 2021
Operating results were as follows (in millions):

	Six Months Ended January 31,
	2022	% of net sales	2021	% of net sales
Net sales	$1,563.4		$1,315.8
Cost of sales	1,056.6	67.6%	867.8	66.0%
Gross profit	506.8	32.4	448.0	34.0
Operating expenses	303.6	19.4	284.7	21.6
Operating income	203.2	13.0	163.3	12.4
Interest expense	7.1	0.5	6.8	0.5
Other (income) expense, net	(2.4)	(0.2)	0.4	—
Earnings before income taxes	198.5	12.7	156.1	11.9
Income taxes	49.7	3.2	38.0	2.9
Net earnings	$148.8	9.5%	$118.1	9.0%
Net Sales
Net sales for the six months ended January 31, 2022 were $1,563.4 million, compared with $1,315.8 million for the six months ended January 31, 2021, an increase of $247.6 million, or 18.8%. Net sales increased $182.7 million, or 20.3%, in the Engine Products segment and increased $64.9 million, or 15.5%, in the Industrial Products segment. Foreign currency translation decreased sales by $15.0 million compared to the six months ended January 31, 2021. Refer to the Segment Results of Operations section for further discussion on the Engine Products and Industrial Products segments. During the six months ended January 31, 2022, sales increased with varied demand by market and geography. For the six months ended January 31, 2022, sales in LATAM increased 30.0%, U.S. and Canada increased 21.2%, EMEA increased 19.9% and APAC increased 9.3%.

Cost of Sales and Gross Margin
Cost of sales for the six months ended January 31, 2022 were $1,056.6 million, compared with $867.8 million for the six months ended January 31, 2021, an increase of $188.8 million, or 21.8%. Gross margin was 32.4%, compared with 34.0% during the same period in the prior fiscal year. The gross margin decrease was primarily driven by increased raw material, freight and labor costs, partially offset by greater leverage from higher sales and increased pricing. Prior fiscal year gross margin was also negatively impacted by restructuring charges of $5.8 million.
Operating Expenses
Operating expenses for the six months ended January 31, 2022 were $303.6 million, compared with $284.7 million for the six months ended January 31, 2021, an increase of $18.9 million, or 6.6%. As a percentage of net sales, operating expenses were 19.4%, compared with 21.6% during the same period in the prior fiscal year. The decrease in operating expenses as a percentage of net sales reflects greater leverage from higher sales and restructuring charges of $9.0 million in the prior fiscal year.
Non-Operating Items
Interest expense was $7.1 million for the six months ended January 31, 2022, compared with $6.8 million for the six months ended January 31, 2021, an increase of $0.3 million, or 4.2%. The increase reflects a higher debt level.
Other income, net for the six months ended January 31, 2022 was $2.4 million, compared with other expense, net of $0.4 million for the six months ended January 31, 2021, an increase of $2.8 million. The increase was driven by higher pension expense and charitable contributions in the prior fiscal year.
Income Taxes
The effective tax rate for the six months ended January 31, 2022 was 25.0%, compared with 24.3% for the six months ended January 31, 2021. The increase in the effective tax rate was primarily due to a reduction in net discrete tax benefits.
Net Earnings
Net earnings for the six months ended January 31, 2022 were $148.8 million, compared with net earnings of $118.1 million for the six months ended January 31, 2021, an increase of $30.7 million, or 25.9%.
Restructuring
In the second quarter of fiscal 2021, the Company initiated activities to further improve its operating and manufacturing cost structure, primarily in EMEA. These activities resulted in restructuring expenses, primarily related to severance, of $14.8 million. Charges of $5.8 million were included in cost of sales and $9.0 million were included in operating expenses in the Condensed Consolidated Statement of Earnings for the year ended July 31, 2021. The Company expects approximately $8 million in annualized savings from these restructuring activities, and the initiative is now substantially completed.
Segment Results of Operations
Net sales and earnings before income taxes were as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Net sales
Engine Products segment	$554.1	$462.4	$1,081.3	$898.6
Industrial Products segment	248.4	216.7	482.1	417.2
Total Company	$802.5	$679.1	$1,563.4	$1,315.8

Earnings before income taxes
Engine Products segment	$65.0	$61.3	$137.3	$121.7
Industrial Products segment	37.5	25.8	75.8	53.3
Corporate and unallocated(1)	(8.0)	(13.2)	(14.6)	(18.9)
Total Company	$94.5	$73.9	$198.5	$156.1
(1)Corporate and unallocated includes corporate expenses determined to be non-allocable to the segments, such as interest expense, restructuring charges and certain incentive compensation.

Engine Products Segment
Net sales were as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Off-Road	$95.5	$77.9	$189.4	$142.6
On-Road	33.1	33.4	64.6	65.3
Aftermarket	398.4	330.2	772.7	647.4
Aerospace and Defense	27.1	20.9	54.6	43.3
Total Engine Products segment	$554.1	$462.4	$1,081.3	$898.6

Engine Products segment earnings before income taxes	$65.0	$61.3	$137.3	$121.7
Three months ended January 31, 2022 compared with three months ended January 31, 2021
Net sales for the Engine Products segment for the three months ended January 31, 2022 were $554.1 million, compared with $462.4 million for the three months ended January 31, 2021, an increase of $91.7 million, or 19.8%. Excluding an $11.8 million decrease from foreign currency translation, net sales increased 22.4%.
Net sales of Off-Road for the three months ended January 31, 2022 were $95.5 million, compared with $77.9 million for the three months ended January 31, 2021, an increase of $17.6 million, or 22.6%. In constant currency, net sales increased $20.7 million, or 26.6%. Off-Road sales reflected strong growth in every major region due to increased equipment demand as economic conditions improved as well as Exhaust and Emissions program wins in Europe.
Net sales of On-Road for the three months ended January 31, 2022 were $33.1 million, compared with $33.4 million for the three months ended January 31, 2021, a decrease of $0.3 million, or 0.7%. In constant currency, net sales increased $0.5 million, or 1.4%. On-Road sales decreased in the U.S. due to lower demand resulting from the impact of chip shortages as well as the Company’s decision to discontinue selling low profit diesel exhaust fluid tanks.
Net sales of Aftermarket for the three months ended January 31, 2022 were $398.4 million, compared with $330.2 million for the three months ended January 31, 2021, an increase of $68.2 million, or 20.6%. In constant currency, net sales increased $75.7 million, or 22.9%. Aftermarket sales reflected broad growth across all regions as economic conditions improved.
Net sales of Aerospace and Defense for the three months ended January 31, 2022 were $27.1 million, compared with $20.9 million for the three months ended January 31, 2021, an increase of $6.2 million, or 29.6%. In constant currency, net sales increased $6.7 million, or 32.1%. Aerospace and Defense sales increased primarily for replacement parts as economic conditions improved in the commercial aerospace market, which had experienced a greater impact from the COVID-19 pandemic, as well as market share gains.
Earnings before income taxes for the Engine Products segment for the three months ended January 31, 2022 were $65.0 million, or 11.7% of Engine Products’ net sales, a decrease from 13.3% of net sales for the three months ended January 31, 2021. The decrease was driven by higher raw material, freight and labor costs, partially offset by greater leverage from higher sales and increased pricing. Prior fiscal year earnings were also negatively impacted by restructuring charges of $2.5 million.
Six months ended January 31, 2022 compared with six months ended January 31, 2021
Net sales for the Engine Products segment for the six months ended January 31, 2022 were $1,081.3 million, compared with $898.6 million for the six months ended January 31, 2021, an increase of $182.7 million, or 20.3%. Excluding a $9.4 million decrease from foreign currency translation, net sales increased 21.4%.
Net sales of Off-Road for the six months ended January 31, 2022 were $189.4 million, compared with $142.6 million for the six months ended January 31, 2021, an increase of $46.8 million, or 32.8%. In constant currency, net sales increased $49.9 million, or 35.0%. Off-Road sales reflected strong growth in every major region due to increased equipment demand as economic conditions improved as well as Exhaust and Emissions program wins in Europe.
Net sales of On-Road for the six months ended January 31, 2022 were $64.6 million, compared with $65.3 million for the six months ended January 31, 2021, a decrease of $0.7 million, or 1.1%. In constant currency, net sales increased $0.1 million, or 0.1%. On-Road sales decreased in the U.S. due to lower demand resulting from the impact of chip shortages as well as the Company’s decision to discontinue selling low profit diesel exhaust fluid tanks.

Net sales of Aftermarket for the six months ended January 31, 2022 were $772.7 million, compared with $647.4 million for the six months ended January 31, 2021, an increase of $125.3 million, or 19.4%. In constant currency, net sales increased $130.3 million, or 20.1%. Aftermarket sales reflected broad growth across all regions as economic conditions improved.
Net sales of Aerospace and Defense for the six months ended January 31, 2022 were $54.6 million, compared with $43.3 million for the six months ended January 31, 2021, an increase of $11.3 million, or 26.1%. In constant currency, net sales increased $11.9 million, or 27.4%. Aerospace and Defense sales increased primarily for replacement parts as economic conditions improved in the commercial aerospace market, which had experienced a greater impact from the COVID-19 pandemic, as well as market share gains.
Earnings before income taxes for the Engine Products segment for the six months ended January 31, 2022 were $137.3 million, or 12.7% of Engine Products’ net sales, a decrease from 13.5% of net sales for the six months ended January 31, 2021. The decrease was driven by higher raw material, freight and labor costs, partially offset by greater leverage from higher sales and increased pricing. Prior fiscal year earnings were also negatively impacted by restructuring charges of $2.5 million.
Industrial Products Segment
Net sales were as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Industrial Filtration Solutions	$171.2	$149.9	$336.7	$285.6
Gas Turbine Systems	29.6	23.4	46.2	46.4
Special Applications	47.6	43.4	99.2	85.2
Total Industrial Products segment	$248.4	$216.7	$482.1	$417.2

Industrial Products segment earnings before income taxes	$37.5	$25.8	$75.8	$53.3
Three months ended January 31, 2022 compared with three months ended January 31, 2021
Net sales for the Industrial Products segment for the three months ended January 31, 2022 were $248.4 million, compared with $216.7 million for the three months ended January 31, 2021, an increase of $31.7 million, or 14.6%. Excluding a $6.1 million decrease from foreign currency translation, net sales increased 17.4%.
Net sales of Industrial Filtration Solutions (IFS) for the three months ended January 31, 2022 were $171.2 million, compared with $149.9 million for the three months ended January 31, 2021, an increase of $21.3 million, or 14.1%. In constant currency, net sales increased $25.0 million, or 16.7%. IFS sales increased across all business units and regions, with growth strongest in the U.S. and EMEA reflecting improved market conditions for both first-fit and replacement parts of dust collection products, as well as continued strength in Process Filtration within the food and beverage market. IFS includes net sales related to acquisitions in the second quarter of fiscal 2022 of Solaris Biotechnology Srl (Solaris) and Pearson Arnold Industrial Services (PAIS), which contributed to the overall sales increase.
Net sales of Gas Turbine Systems (GTS) for the three months ended January 31, 2022 were $29.6 million, compared with $23.4 million for the three months ended January 31, 2021 an increase of $6.2 million, or 26.3%. In constant currency, net sales increased $6.3 million, or 27.0%. The increase in GTS sales was driven by higher sales of first-fit large and small turbines in EMEA and the U.S due to timing of project deliveries.
Net sales of Special Applications for the three months ended January 31, 2022 were $47.6 million, compared with $43.4 million for the three months ended January 31, 2021, an increase of $4.2 million, or 9.8%. In constant currency, net sales increased $6.4 million, or 14.8%. Special Applications sales increased with growth across all business units and regions, primarily led by APAC due to improved market conditions across several industries, including hard disk drive, minerals and semi-conductor manufacturers.
Earnings before income taxes for the Industrial Products segment for the three months ended January 31, 2022 were $37.5 million, or 15.1% of Industrial Products’ net sales, an increase from 11.9% of net sales for the three months ended January 31, 2021. The increase was driven by greater leverage from higher sales and increased pricing, partially offset by increased raw material, freight and labor costs as well as an unfavorable sales mix. Prior fiscal year earnings were also negatively impacted by restructuring charges of $6.5 million.

Six months ended January 31, 2022 compared with six months ended January 31, 2021
Net sales for the Industrial Products segment for the six months ended January 31, 2022 were $482.1 million, compared with $417.2 million for the six months ended January 31, 2021, an increase of $64.9 million, or 15.5%. Excluding a $5.6 million decrease from foreign currency translation, net sales increased 16.9%.
Net sales of IFS for the six months ended January 31, 2022 were $336.7 million, compared with $285.6 million for the six months ended January 31, 2021, an increase of $51.1 million, or 17.9%. In constant currency, net sales increased $53.8 million, or 18.8%. IFS sales increased across all business units and regions, with growth strongest in the U.S. reflecting improved market conditions in Industrial Air Filtration for both first-fit and replacement parts of dust collection products. EMEA led broad growth in other business units including continued strength in Process Filtration within the food and beverage market. IFS includes net sales related to acquisitions in the second quarter of fiscal 2022 of Solaris and PAIS, which contributed to the overall sales increase.
Net sales of GTS for the six months ended January 31, 2022 were $46.2 million, compared with $46.4 million for the six months ended January 31, 2021, a decrease of $0.2 million, or 0.5%. In constant currency, net sales decreased $0.1 million, or 0.2%. The decrease in GTS sales was driven by lower sales of replacement parts, partially offset by higher sales of first-fit large turbines, both in EMEA.
Net sales of Special Applications for the six months ended January 31, 2022 were $99.2 million, compared with $85.2 million for the six months ended January 31, 2021, an increase of $14.0 million, or 16.4%. In constant currency, net sales increased $16.7 million, or 19.6%. Special Applications sales increased with growth across all business units and regions, primarily led by APAC due to improved market conditions across several industries, including hard disk drive, minerals, semi-conductor manufacturers and automotive.
Earnings before income taxes for the Industrial Products segment for the six months ended January 31, 2022 were $75.8 million, or 15.7% of Industrial Products’ net sales, an increase from 12.8% of Industrial Products’ sales for the six months ended January 31, 2021. The increase was driven by greater leverage from higher sales and increased pricing, partially offset by increased raw material, freight and labor costs. Prior fiscal year earnings were also negatively impacted by restructuring charges of $6.5 million.
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
Operating Activities
Cash provided by operating activities for the six months ended January 31, 2022 was $79.8 million, compared with $202.3 million for the six months ended January 31, 2021, a decrease of $122.5 million. The decrease in cash provided by operating activities was primarily driven by an increase in inventory as the Company continues to experience strengthening demand while mitigating supply chain disruptions as well as higher incentive compensation paid, partially offset by higher earnings.
Investing Activities
Cash used in investing activities for the six months ended January 31, 2022 was $82.5 million, compared with $30.4 million for the six months ended January 31, 2021, an increase of $52.1 million. In fiscal 2022, the Company acquired Solaris and PAIS for cash consideration of $49.0 million and invested in various projects, including capacity expansion, tooling for new programs and cost reduction initiatives.
Financing Activities
Cash used in financing activities generally relates to the use of cash for payment of dividends and repurchases of the Company’s common stock, net borrowing activity and proceeds from the exercise of stock options. To determine the level of dividend and share repurchases, the Company considers recent and projected performance across key financial metrics, including earnings, cash flow from operations and total debt. Dividends paid for the six months ended January 31, 2022 and 2021 were $54.6 million and $53.1 million, respectively. Share repurchases for the six months ended January 31, 2022 and 2021 were $115.6 million and $46.3 million, respectively.

Cash used in financing activities for the six months ended January 31, 2022 was $45.7 million, compared with $210.6 million for the six months ended January 31, 2021, a decrease of $164.9 million. In fiscal 2022 and 2021, cash was used to repay borrowings and to fund the Company’s needs, driven by expenditures on property, plant and equipment, dividends and share repurchases. In addition, in fiscal 2022, cash was received from issuing long-term debt, and in fiscal 2021, cash was also used for purchases of non-controlling interests.
Capital Resources and Financial Condition
Cash and cash equivalents as of January 31, 2022 was $170.4 million, compared with $222.8 million as of July 31, 2021. The Company has capacity of $675.2 million available for further borrowing under existing credit facilities as of January 31, 2022, which includes $467.5 million available on the Company’s $500.0 million unsecured revolving credit facility that expires on May 21, 2026. The Company believes the liquidity available from the combination of expected cash generated by operating activities, existing cash and available credit under existing credit facilities will be sufficient to meet its cash requirements for the next 12 months.
In order to help measure and analyze the the impact of working capital management, the Company calculates days sales outstanding as the average accounts receivable, net for the quarter, divided by net sales for the quarter multiplied by the number of days in the quarter, and calculates inventory turns as the cost of sales for the quarter, annualized by the ratio of number of the days in the year to the number of days in the quarter, divided by the average inventories, net for the quarter.
Accounts receivable, net as of January 31, 2022, was $553.4 million, compared with $552.7 million as of July 31, 2021, an increase of $0.7 million. Days sales outstanding were 63 days as of January 31, 2022, a decrease from 65 days at July 31, 2021.
Inventories, net as of January 31, 2022, was $480.7 million, compared with $384.5 million as of July 31, 2021, an increase of $96.2 million. Inventory turns were 4.7 times and 5.4 times per year as of January 31, 2022 and July 31, 2021, respectively.
Long-term debt outstanding was $553.9 million as of January 31, 2022, compared with $461.0 million as of July 31, 2021, an increase of $92.9 million primarily due to proceeds from long-term debt received in fiscal 2022. As of January 31, 2022, total debt, including long-term debt and short-term borrowings, represented 35.6% of total capitalization, defined as total debt plus total stockholders’ equity, compared with 30.9% as of July 31, 2021. As of January 31, 2022, the Company was in compliance with its financial covenants.
In fiscal 2021, the Company entered into an agreement in which the Company would issue and sell two tranches of unsecured senior notes, totaling $150.0 million. The first tranche, issued in August 2021, was a $100.0 million 10 year note due 2031 at a fixed interest rate of 2.50%. The second tranche, issued in November 2021, was a $50.0 million seven year note due 2028 at a fixed interest rate of 2.12%.
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
During the six months ended January 31, 2022, the U.S. dollar was generally stronger than in the six months ended January 31, 2021 compared with many of the currencies of the foreign countries in which the Company operates. The overall stronger dollar had a negative impact on the Company’s international net sales results because the foreign denominated revenues translated into less U.S. dollars. Foreign currency translation had a negative impact to net sales and net earnings in many regions around the world. The estimated impact of foreign currency translation for the six months ended January 31, 2022, resulted in an overall decrease in reported net sales of $15.0 million and a decrease in reported net earnings of $1.8 million.
Derivative Fair Value Measurements
The Company enters into derivative instrument agreements, including forward foreign currency exchange contracts and net investment hedges to manage risk in connection with changes in foreign currency. The Company only enters into derivative instrument agreements with counterparties who have highly rated credit. The Company does not enter into derivative instrument agreements for trading or speculative purposes. See Notes 11 and 14 in the Notes to Condensed Consolidated Financial Statements.
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
Net Investment Hedges
The Company uses fixed-to-fixed cross-currency swap agreements to hedge its exposure to adverse foreign currency exchange rate movements for its operations in Europe. The Company has elected the spot method for designating these contracts as net investment hedges. The Company has one contract which terminates in July 2029.
Based on the net investment hedge outstanding as of January 31, 2022, a 10% appreciation of the U.S. dollar compared to the Euro, would result in a net gain of $5.6 million in the fair value of these contracts.

Interest Rates
The Company’s exposure to market risk for changes in interest rates primarily relates to debt obligations that are at variable rates, as well as the potential increase in the fair value of long-term debt resulting from a potential decrease in interest rates. As of January 31, 2022, the Company’s financial liabilities with exposure to changes in interest rates consisted mainly of $25.0 million outstanding on the Company’s revolving credit facility, €80.0 million, or $89.3 million of a variable rate term loan and ¥2.0 billion, or $17.3 million, of variable rate senior notes. As of January 31, 2022, additional short-term borrowings outstanding consisted of $63.9 million. Assuming a hypothetical 0.5 percentage point increase in short-term interest rates, with all other variables remaining constant, interest expense would have increased approximately $0.5 million and interest income would have increased by an immaterial amount in the six months ended January 31, 2022. Interest rate changes would also affect the fair market value of fixed-rate debt. As of January 31, 2022, the estimated fair values of fixed interest rate long-term debt were $433.4 million compared to the carrying values of $425.0 million. The fair values are estimated by discounting the projected cash flows using the interest rates at which similar amounts of debt could currently be borrowed.
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
Chinese Notes
Consistent with common business practice in China, the Company’s Chinese subsidiaries accept bankers’ acceptance notes from Chinese customers in settlement of certain customer billed accounts receivable. Bankers’ acceptance notes represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers’ acceptance note as of the maturity date. The maturity dates of bankers’ acceptance notes vary, but it is the Company’s policy to only accept bankers’ acceptance notes with maturity dates no more than 180 days from the date of the Company’s receipt of such draft. As of January 31, 2022 and July 31, 2021, the Company owned $9.2 million and $14.1 million, respectively, of these bankers’ acceptance notes and includes them in accounts receivable on the Condensed Consolidated Balance Sheets.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period. Based on their evaluation, as of the end of the period covered, the Company’s Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. The Company’s disclosure controls and procedures are designed so information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company records provisions when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and litigation are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter. The Company believes the estimated liability in its Condensed Consolidated Financial Statements for claims or litigation is adequate and appropriate for the probable and estimable outcomes. Liabilities recorded were not material to the Company’s financial position, results of operations or liquidity. The Company believes it is remote that the settlement of any of the currently identified claims or litigation will be materially in excess of what is accrued.

Item 1A. Risk Factors
There are inherent risks and uncertainties associated with the Company’s global operations that involve the manufacturing and sale of products for highly demanding customer applications throughout the world. These risks and uncertainties could adversely affect the Company’s operating performances or financial condition. The “Risk Factors” section in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2021 outlines the risks and uncertainties the Company believes are the most material to its business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
Information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the three months ended January 31, 2022 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Still Be Purchased Under the Plans or Programs
November 1 - November 30, 2021	—	$—	—	6,713,177
December 1 - December 31, 2021	163,594	57.66	159,919	6,553,258
January 1 - January 31, 2022	60,000	59.12	60,000	6,493,258
Total	223,594	$58.05	219,919	6,493,258
(1)On May 31, 2019, the Board of Directors authorized the repurchase of up to 13.0 million shares of the Company’s common stock. This repurchase authorization is effective until terminated by the Board of Directors. The Company has remaining authorization to repurchase 6.5 million shares under this plan. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the three months ended January 31, 2022. The “Total Number of Shares Purchased” column of the table above includes 3,675 shares of previously owned shares tendered by option holders in payment of the exercise price of options in the second quarter of fiscal 2022. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under stock-based awards to cover the withholding of taxes due as a result of exercising stock options or payment of stock-based awards.
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
101
The following information from Donaldson Company, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2022, as filed with the Securities and Exchange Commission, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Stockholders’ Equity and (vi) the Notes to Condensed Consolidated Financial Statements

104	The cover page from Donaldson Company Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2022, formatted in iXBRL (included as Exhibit 101)

*	Exhibit has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference as an exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DONALDSON COMPANY, INC.
(Registrant)

Date: March 3, 2022	By:	/s/ Tod E. Carpenter
Tod E. Carpenter Chairman, President and Chief Executive Officer (duly authorized officer)

Date: March 3, 2022	By:	/s/ Scott J. Robinson
Scott J. Robinson Senior Vice President and Chief Financial Officer (principal financial and accounting officer)