Form 10-Q
period 2022-04-30
DONALDSON CO INC
filed 2022-06-06
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 31, 2022, 122,865,627 shares of the registrant’s common stock, par value $5.00 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Net sales	$853.2	$765.0	$2,416.6	$2,080.8
Cost of sales	584.2	507.0	1,640.8	1,374.8
Gross profit	269.0	258.0	775.8	706.0
Operating expenses	158.0	148.6	461.6	433.3
Operating income	111.0	109.4	314.2	272.7
Interest expense	3.8	3.2	10.8	9.9
Other income, net	(4.1)	(4.7)	(6.4)	(4.2)
Earnings before income taxes	111.3	110.9	309.8	267.0
Income taxes	28.3	26.5	78.0	64.4
Net earnings	$83.0	$84.4	$231.8	$202.6

Weighted average shares – basic	123.4	126.4	123.9	126.6
Weighted average shares – diluted	124.6	128.3	125.6	128.2

Net earnings per share – basic	$0.67	$0.67	$1.87	$1.60
Net earnings per share – diluted	$0.67	$0.66	$1.85	$1.58

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Net earnings	$83.0	$84.4	$231.8	$202.6
Other comprehensive (loss) income:
Foreign currency translation (loss) income	(42.8)	(0.2)	(70.4)	36.3
Pension liability adjustment, net of deferred taxes of $0.8, $(5.9), $(0.3) and $(7.6), respectively	(1.8)	18.5	2.2	24.6
Derivatives:
Gains (losses) on hedging derivatives, net of deferred taxes of $(0.8), $(0.2), $(1.2) and $0.1, respectively	2.6	1.0	4.3	(0.1)
Reclassifications of (gains) losses on hedging derivatives to net earnings, net of taxes of $0.1, $(0.1), $0.0 and $0.1, respectively	(0.2)	0.1	(0.2)	(0.4)
Total derivatives	2.4	1.1	4.1	(0.5)
Net other comprehensive (loss) income	(42.2)	19.4	(64.1)	60.4
Comprehensive income	$40.8	$103.8	$167.7	$263.0

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)
(Unaudited)

	April 30, 2022	July 31, 2021
Assets
Current assets:
Cash and cash equivalents	$168.7	$222.8
Accounts receivable, less allowances of $5.7 and $7.0, respectively	585.5	552.7
Inventories, net	510.7	384.5
Prepaid expenses and other current assets	102.4	84.0
Total current assets	1,367.3	1,244.0
Property, plant and equipment, net	591.1	617.8
Goodwill	336.6	322.5
Intangible assets, net	73.8	61.6
Other long-term assets	150.4	154.3
Total assets	$2,519.2	$2,400.2

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$31.3	$48.5
Accounts payable	335.8	293.9
Accrued employee compensation and related taxes	106.7	126.8
Income taxes payable	25.4	17.7
Dividend payable	—	27.6
Other current liabilities	107.3	92.1
Total current liabilities	606.5	606.6
Long-term debt	607.2	461.0
Non-current income taxes payable	74.7	80.7
Deferred income taxes	30.9	26.6
Other long-term liabilities	76.3	88.2
Total liabilities	1,395.6	1,263.1

Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued	758.2	758.2
Additional paid-in capital	12.9	5.8
Retained earnings	1,785.6	1,608.4
Stock-based compensation plans	17.0	12.8
Accumulated other comprehensive loss	(182.3)	(118.2)
Treasury stock, 28,794,251 and 26,620,560 shares, respectively, at cost	(1,267.8)	(1,129.9)
Total stockholders’ equity	1,123.6	1,137.1
Total liabilities and stockholders’ equity	$2,519.2	$2,400.2

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended April 30,
	2022	2021
Operating Activities
Net earnings	$231.8	$202.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	71.0	70.4
Deferred income taxes	3.0	(5.4)
Stock-based compensation expense	17.0	11.6
Other, net	4.3	16.1
Changes in operating assets and liabilities	(183.2)	10.3
Net cash provided by operating activities	143.9	305.6

Investing Activities
Purchases of property, plant and equipment	(56.8)	(40.2)
Acquisitions, net of cash acquired	(49.0)	—
Net cash used in investing activities	(105.8)	(40.2)

Financing Activities
Proceeds from long-term debt	249.3	—
Repayments of long-term debt	(90.0)	(165.0)
Change in short-term borrowings	(16.4)	21.6
Purchase of non-controlling interests	—	(14.4)
Purchase of treasury stock	(153.7)	(78.7)
Dividends paid	(81.8)	(79.5)
Tax withholding payments for stock compensation transactions	(1.7)	(4.0)
Exercise of stock options	11.5	24.5
Net cash used in financing activities	(82.8)	(295.5)
Effect of exchange rate changes on cash	(9.4)	8.8
Decrease in cash and cash equivalents	(54.1)	(21.3)
Cash and cash equivalents, beginning of period	222.8	236.6
Cash and cash equivalents, end of period	$168.7	$215.3

Supplemental Cash Flow Information
Income taxes paid	$80.5	$76.5
Interest paid	$9.4	$9.0
Supplemental Disclosure of Non-Cash Operating and Investing Transactions
Accrued property, plant and equipment additions	$12.0	$7.3
Leased assets obtained in exchange for new operating lease liabilities	$12.9	$6.2
Transfer of operating lease asset and operating lease liability	$—	$(9.2)
Recognized financing lease asset and finance lease liability	$—	$13.9

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended April 30, 2022 and 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Stock-Based Compensation Plans	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance January 31, 2022	$758.2	$12.0	$1,702.5	$—	$15.5	$(140.1)	$(1,231.3)	$1,116.8
Net earnings			83.0					83.0
Other comprehensive loss						(42.2)		(42.2)
Treasury stock acquired							(38.1)	(38.1)
Dividends declared			0.1					0.1
Stock compensation and other activity		0.9	—		1.5		1.6	4.0
Balance April 30, 2022	$758.2	$12.9	$1,785.6	$—	$17.0	$(182.3)	$(1,267.8)	$1,123.6

Balance January 31, 2021	$758.2	$5.1	$1,494.4	$—	$13.2	$(143.0)	$(1,053.5)	$1,074.4
Net earnings			84.4					84.4
Other comprehensive income						19.4		19.4
Treasury stock acquired							(32.4)	(32.4)
Dividends declared			0.1					0.1
Stock compensation and other activity		0.3	0.2		(1.1)		8.1	7.5
Balance April 30, 2021	$758.2	$5.4	$1,579.1	$—	$12.1	$(123.6)	$(1,077.8)	$1,153.4

	Nine months ended April 30, 2022 and 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Stock-Based Compensation Plans	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance July 31, 2021	$758.2	$5.8	$1,608.4	$—	$12.8	$(118.2)	$(1,129.9)	$1,137.1
Net earnings			231.8					231.8
Other comprehensive loss						(64.1)		(64.1)
Treasury stock acquired							(153.7)	(153.7)
Dividends declared ($0.44 per share)			(54.2)					(54.2)
Stock compensation and other activity		7.1	(0.4)		4.2		15.8	26.7
Balance April 30, 2022	$758.2	$12.9	$1,785.6	$—	$17.0	$(182.3)	$(1,267.8)	$1,123.6

Balance July 31, 2020	$758.2	$—	$1,430.0	$5.8	$15.9	$(184.0)	$(1,033.0)	$992.9
Net earnings			202.6					202.6
Other comprehensive income						60.4		60.4
Treasury stock acquired							(78.7)	(78.7)
Dividends declared ($0.42 per share)			(52.9)					(52.9)
Purchase of non-controlling interests		2.2		(5.9)				(3.7)
Stock compensation and other activity		3.2	(0.6)	0.1	(3.8)		33.9	32.8
Balance April 30, 2021	$758.2	$5.4	$1,579.1	$—	$12.1	$(123.6)	$(1,077.8)	$1,153.4

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Donaldson Company, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of earnings, comprehensive income, financial position, cash flows and changes in stockholders’ equity have been included and are of a normal recurring nature. Operating results for the three and nine months ended April 30, 2022 are not necessarily indicative of the results that may be expected for future periods. The year end Condensed Consolidated Balance Sheet information was derived from the Company’s Audited Consolidated Financial Statements but does not include all disclosures required by GAAP. For further information, refer to the Audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2021.
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
Operating Environment
Russia and Ukraine
Following the Russia and Ukraine conflict, the Company complied with all sanctions, including those from the European Union, Great Britain and the U.S. and ceased direct product shipments into Russia and Belarus. Total revenues associated with customers in these areas are less than 2% of the Company’s net sales in the Condensed Consolidated Statements of Earnings. As of April 30, 2022, the Company has related asset exposure in the form of accounts receivables and inventories of approximately $6.8 million. The Company is monitoring the regional and global ramifications of the events unfolding.
Supply Chain Disruptions
The Company continues to experience supply chain disruptions, including global logistics and labor challenges and constrained supplies of steel, petrochemical products and filter media. These disruptions have increased the Company’s input costs significantly and extended lead times. The Company has undertaken steps to mitigate these negative impacts, such as increasing prices, evaluating alternative supply chain options, qualifying additional suppliers and strategic raw material purchases. This dynamic impacted results through the third quarter of fiscal 2022 and is expected to continue into fiscal 2023.
Inflation
In connection with the supply chain disruptions described above, the Company has experienced the effects of inflation related to raw materials and operating expenses, including freight, labor and energy. These inflationary pressures have had an adverse impact on profit margins, particularly in recent months. The Company continues to negotiate price increases with its customers and is working with its suppliers to mitigate these cost increases. Inflation impacted results through the third quarter of fiscal 2022 and is expected to continue into fiscal 2023.
New Accounting Standards Not Yet Adopted
The Company considers the applicability and impact of the Financial Accounting Standards Board’s (FASB) Accounting Standards Updates (ASUs) issued but not yet adopted.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606) as if the entity had originated the contracts. The guidance is effective for fiscal years beginning after December 15, 2022, with early application permitted. This ASU is applicable to the Company’s fiscal year beginning in the first quarter of fiscal 2024. The Company is currently evaluating the impact the adoption will have on its financial statements.
Note 2. Acquisitions
Solaris Biotechnology Srl (Solaris)
On November 22, 2021, the Company acquired Solaris, headquartered in Porto Mantovano, Italy, with U.S. operations based in Berkeley, California, for cash consideration of approximately €41 million, or $45.7 million, net of cash acquired. Solaris designs and manufactures bioprocessing equipment, including bioreactors, fermenters and tangential flow filtration systems for use in food and beverage, biotechnology and other life sciences markets. Solaris is reported within the Company’s Industrial Filtration Solutions business in the Industrial Products segment. The Company assigned the fair values to the net assets acquired resulting in $27.2 million for goodwill and $20.8 million for intangible assets, none of which are expected to be deductible for tax purposes, as well as a deferred tax liability of $4.4 million. Net working capital was $2.1 million. Net sales of Solaris were immaterial to the Condensed Consolidated Statements of Earnings for the three and nine months ended April 30, 2022.
Pearson Arnold Industrial Services (PAIS)
On November 1, 2021, the Company acquired PAIS, headquartered in the U.S., for cash consideration of approximately $3.3 million, net of cash acquired. PAIS provides equipment, parts and services for dust, mist and fume collection systems, industrial fans and compressed air systems. PAIS is reported within the Industrial Products segment. The Company assigned the fair values to the net assets acquired resulting in $0.4 million for goodwill and $3.0 million for intangible assets, all of which are expected to be deductible for tax purposes. During the three months ended April 30, 2022, the Company adjusted working capital accounts of PAIS, resulting in a corresponding increase in the value of acquired goodwill of $1.8 million. Net sales of PAIS were immaterial to the Condensed Consolidated Statements of Earnings for the three and nine months ended April 30, 2022.
The purchase price allocations for these acquisitions are preliminary pending the outcome of the final valuations of the net assets acquired. Management expects to finalize the purchase accounting for these acquisitions by the first quarter of fiscal 2023. Pro forma financial information for these acquisitions has not been presented because the acquisitions were not material to the Company’s Condensed Consolidated Statements of Earnings. See Note 6 for goodwill and intangible assets acquired.
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
Revenue Disaggregation
Net sales, generally disaggregated by location where the customer’s order was placed, were as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
U.S. and Canada	$348.8	$294.6	$963.6	$801.8
Europe, Middle East and Africa (EMEA)	250.9	232.7	717.2	621.7
Asia Pacific	161.6	169.0	495.6	474.5
Latin America	91.9	68.7	240.2	182.8
Total net sales	$853.2	$765.0	$2,416.6	$2,080.8
See Note 17 for net sales disaggregated by segment and business unit.

Contract Assets and Liabilities
The satisfaction of performance obligations and the resulting recognition of revenue typically correspond with billing of the customer. In limited circumstances, the customer may be billed at a time later than when revenue is recognized, resulting in contract assets, which are reported in other current assets on the Condensed Consolidated Balance Sheets. Contract assets were $18.7 million and $14.9 million as of April 30, 2022 and July 31, 2021, respectively. In other limited circumstances, the customer may make a payment at a time earlier than when revenue is recognized and prior to the satisfaction of performance obligations, resulting in contract liabilities, which are reported in other current liabilities on the Condensed Consolidated Balance Sheets. Contract liabilities were $23.3 million and $12.2 million as of April 30, 2022 and July 31, 2021, respectively.
The Company will recognize revenue in future periods related to remaining performance obligations for certain open contracts. Generally, these contracts have terms of one year or less. The amount of revenue related to unsatisfied performance obligations in which the original duration of the contract is greater than one year is not significant. None of the Company’s contracts contained a significant financing component.
Costs to Obtain or Fulfill a Contract
The Company generally does not incur significant incremental costs related to obtaining or fulfilling a contract prior to the start of a project. The Company may incur certain fulfillment costs such as initial design or mobilization costs which are capitalized if they relate directly to the contract, if they are expected to generate resources that will be used to satisfy the Company’s performance obligation under the contract, and if they are expected to be recovered through revenues generated under the contract. Such costs, which are amortized over the life of the respective project, were not material for any period presented.
Note 4. Inventories, Net
The components of inventories, net were as follows (in millions):

	April 30, 2022	July 31, 2021
Raw materials	$201.3	$148.1
Work in process	57.1	43.2
Finished products	252.3	193.2
Total inventories, net	$510.7	$384.5
Note 5. Property, Plant and Equipment, Net
The components of property, plant and equipment, net were as follows (in millions):

	April 30, 2022	July 31, 2021
Land	$26.1	$27.1
Buildings	401.1	410.8
Machinery and equipment	959.9	972.0
Computer software	143.4	144.3
Construction in progress	56.2	40.6
Less accumulated depreciation	(995.6)	(977.0)
Total property, plant and equipment, net	$591.1	$617.8
Note 6. Goodwill and Intangible Assets
Goodwill
The Company allocates goodwill to reporting units within its Engine Products and Industrial Products segments. There were no dispositions or impairment charges recorded during the three and nine months ended April 30, 2022 and 2021. Goodwill is assessed for impairment annually during the third quarter of the fiscal year, or more frequently if events or changes in circumstances indicate the asset may be impaired. The Company performed its annual impairment assessment during the third quarter of fiscal 2022 and did not record any impairment as a result of this assessment.

Goodwill by reportable segment was as follows (in millions):

	Engine Products Segment	Industrial Products Segment	Total
Balance as of July 31, 2021	$84.7	$237.8	$322.5
Goodwill acquired	—	29.4	29.4
Foreign currency translation	(0.8)	(14.5)	(15.3)
Balance as of April 30, 2022	$83.9	$252.7	$336.6
Intangible Assets
Preliminary intangible assets recognized from the Solaris acquisition were $20.8 million, of which technology was $17.3 million with a 15 year useful life, trademarks and tradenames were $3.3 million with a 10 year useful life and backlog was $0.2 million with a six month useful life.
Preliminary intangible assets recognized from the PAIS acquisition were $3.0 million, all of which were customer relationships with a 20 year useful life. See Note 2 for the acquisitions.
Intangible asset classes were as follows (in millions):

	Customer Relationships			Patents, Trademarks and Technology
	Gross Carrying Amount	Accumulated Amortization	Total Net Value	Gross Carrying Amount	Accumulated Amortization	Total Net Value	Total
Balance as of July 31, 2021	$107.5	$(56.4)	$51.1	$24.3	$(13.8)	$10.5	$61.6
Intangible assets acquired	3.2	—	3.2	20.6	—	20.6	23.8
Amortization expense	—	(4.7)	(4.7)	—	(2.2)	(2.2)	(6.9)
Foreign currency translation	(4.5)	1.5	(3.0)	(2.0)	0.3	(1.7)	(4.7)
Balance as of April 30, 2022	$106.2	$(59.6)	$46.6	$42.9	$(15.7)	$27.2	$73.8
Amortization expense was $2.4 million and $6.9 million for the three and nine months ended April 30, 2022, respectively, and was $2.2 million and $6.4 million for the three and nine months ended April 30, 2021, respectively. Amortization expense is included in operating expenses in the Condensed Consolidated Statements of Earnings.
Note 7. Long-Term Debt
As of April 30, 2022, there was $407.5 million available on the Company’s $500.0 million unsecured revolving credit facility that expires on May 21, 2026. In the third quarter of fiscal 2022, the Company borrowed a net $60.0 million on its unsecured revolving credit facility.
The Company entered into an agreement in which the Company would issue and sell two tranches of unsecured senior notes, totaling $150.0 million. The first tranche, issued in August 2021, was a $100.0 million 10 year note due 2031 at a fixed interest rate of 2.50%. The second tranche, issued in November 2021, was a $50.0 million seven year note due 2028 at a fixed interest rate of 2.12%.
Certain debt agreements contain financial covenants related to interest coverage and leverage ratios, as well as other non-financial covenants. As of April 30, 2022, the Company was in compliance with all such covenants.
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
As of April 30, 2022, gross unrecognized tax benefits were $19.6 million and accrued interest and penalties on these unrecognized tax benefits were $2.1 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income taxes in the Condensed Consolidated Statements of Earnings. The Company estimates within the next 12 months it is reasonably possible its uncertain tax positions could decrease by as much as $5.3 million due to lapses in statutes of limitation. The statutes of limitation periods for the Company’s various tax jurisdictions range from two years to 10 years.

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
Basic and diluted net earnings per share calculations were as follows (in millions, except per share amounts):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Net earnings	$83.0	$84.4	$231.8	$202.6

Weighted average common shares outstanding
Weighted average common shares – basic	123.4	126.4	123.9	126.6
Dilutive impact of stock-based awards	1.2	1.9	1.7	1.6
Weighted average common shares – diluted	124.6	128.3	125.6	128.2

Net earnings per share – basic	$0.67	$0.67	$1.87	$1.60
Net earnings per share – diluted	$0.67	$0.66	$1.85	$1.58
Stock options excluded from net earnings per share calculation	1.7	—	1.6	0.8
Note 10. Stockholders’ Equity
Share Repurchases
The Company’s Board of Directors has authorized the repurchase of up to 13.0 million shares of common stock under the Company’s stock repurchase plan. This repurchase authorization is effective until terminated by the Board of Directors. During the nine months ended April 30, 2022, the Company repurchased 2.5 million shares for $153.7 million. As of April 30, 2022, the Company had remaining authorization to repurchase 5.8 million shares under this plan.
Dividends Paid and Declared
Dividends paid were 22.0 cents and 66.0 cents per share for the three and nine months ended April 30, 2022, respectively, and were 21.0 cents and 63.0 cents for the three and nine months ended April 30, 2021, respectively.
On May 25, 2022, the Company’s Board of Directors declared a cash dividend in the amount of 23.0 cents per common share, payable June 24, 2022, to shareholders of record as of June 9, 2022.

Note 11. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three months ended April 30, 2022 and 2021 were as follows (in millions):

	Foreign Currency Translation Adjustment	Pension Benefits		Derivative Financial Instruments		Total
Balance as of January 31, 2022, net of tax	$(71.6)	$(70.7)		$2.2		$(140.1)
Other comprehensive (loss) income before reclassifications and tax	(42.8)	(7.6)	(1)	3.4		(47.0)
Tax benefit (expense)	—	2.0		(0.8)		1.2
Other comprehensive (loss) income before reclassifications, net of tax	(42.8)	(5.6)		2.6		(45.8)

Reclassifications, before tax	—	5.0	(2)	(0.3)	(3)	4.7
Tax (expense) benefit	—	(1.2)		0.1		(1.1)
Reclassifications, net of tax	—	3.8		(0.2)		3.6
Other comprehensive (loss) income, net of tax	(42.8)	(1.8)		2.4		(42.2)
Balance as of April 30, 2022, net of tax	$(114.4)	$(72.5)		$4.6		$(182.3)

Balance as of January 31, 2021, net of tax	$(37.5)	$(103.9)		$(1.6)		$(143.0)
Other comprehensive (loss) income before reclassifications and tax	(0.2)	21.4	(1)	1.2		22.4
Tax expense	—	(5.2)		(0.2)		(5.4)
Other comprehensive (loss) income before reclassifications, net of tax	(0.2)	16.2		1.0		17.0

Reclassifications, before tax	—	3.0	(2)	0.2	(3)	3.2
Tax expense	—	(0.7)		(0.1)		(0.8)
Reclassifications, net of tax	—	2.3		0.1		2.4
Other comprehensive (loss) income, net of tax	(0.2)	18.5		1.1		19.4
Balance as of April 30, 2021, net of tax	$(37.7)	$(85.4)		$(0.5)		$(123.6)
(1)In fiscal 2022 and 2021, pension settlement accounting was triggered. Remeasurements of the Company’s pension obligations resulted in adjustments to accumulated other comprehensive loss of $7.6 million and $21.4 million in fiscal 2022 and 2021, respectively, on the Condensed Consolidated Balance Sheets, see Note 13.
(2)Includes reclassifications of $1.1 million in fiscal 2022 and 2021, and also included net amortization of prior service costs and actuarial losses of $3.9 million and $1.9 million in fiscal 2022 and 2021, respectively, included in other income, net in the Condensed Consolidated Statements of Earnings, see Note 13.
(3)Relates to designated forward foreign currency exchange contracts that were reclassified from accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets to net sales, cost of sales and operating expenses in the Condensed Consolidated Statements of Earnings, see Note 14.

Changes in accumulated other comprehensive loss for the nine months ended April 30, 2022 and 2021 were as follows (in millions):

	Foreign Currency Translation Adjustment	Pension Benefits		Derivative Financial Instruments		Total
Balance as of July 31, 2021, net of tax	$(44.0)	$(74.7)		$0.5		$(118.2)
Other comprehensive (loss) income before reclassifications and tax	(70.4)	(9.3)	(1)	5.5		(74.2)
Tax benefit (expense)	—	2.4		(1.2)		1.2
Other comprehensive (loss) income before reclassifications, net of tax	(70.4)	(6.9)		4.3		(73.0)

Reclassifications, before tax	—	11.8	(2)	(0.2)	(3)	11.6
Tax expense	—	(2.7)		—		(2.7)
Reclassifications, net of tax	—	9.1		(0.2)		8.9
Other comprehensive (loss) income, net of tax	(70.4)	2.2		4.1		(64.1)
Balance as of April 30, 2022, net of tax	$(114.4)	$(72.5)		$4.6		$(182.3)

Balance as of July 31, 2020, net of tax	$(74.0)	$(110.0)		$—		$(184.0)
Other comprehensive income (loss) before reclassifications and tax	36.3	25.4	(1)	(0.2)		61.5
Tax (expense) benefit	—	(6.2)		0.1		(6.1)
Other comprehensive income (loss) before reclassifications, net of tax	36.3	19.2		(0.1)		55.4

Reclassifications, before tax	—	6.8	(2)	(0.5)	(3)	6.3
Tax (expense) benefit	—	(1.4)		0.1		(1.3)
Reclassifications, net of tax	—	5.4		(0.4)		5.0
Other comprehensive income (loss), net of tax	36.3	24.6		(0.5)		60.4
Balance as of April 30, 2021, net of tax	$(37.7)	$(85.4)		$(0.5)		$(123.6)
(1)In fiscal 2022 and 2021, pension settlement accounting was triggered. In addition, pension curtailment accounting was triggered in fiscal 2021. Remeasurements of the Company’s pension obligations resulted in adjustments to accumulated other comprehensive loss of $9.3 million and $25.4 million in fiscal 2022 and 2021, respectively, on the Condensed Consolidated Balance Sheets, see Note 13.
(2)Includes reclassifications of $2.3 million and $1.9 million in fiscal 2022 and 2021, respectively, and also includes net amortization of prior service costs and actuarial losses of $9.5 million and $4.9 million in fiscal 2022 and 2021, respectively, included in other income, net in the Condensed Consolidated Statements of Earnings, see Note 13.
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
Pretax stock-based compensation expense associated with options was $1.4 million and $10.2 million for the three and nine months ended April 30, 2022, respectively, and was $1.8 million and $9.3 million for the three and nine months ended April 30, 2021, respectively.

Fair value is calculated using the Black-Scholes option pricing model. The weighted average fair value for options granted during the nine months ended April 30, 2022 and 2021 was $14.24 and $10.23 per share, respectively.
Option activity was as follows:

	Options	Weighted Average Exercise Price
Balance outstanding as of July 31, 2021	6,444,743	$44.05
Granted	898,726	59.18
Exercised	(308,945)	37.50
Canceled/forfeited	(43,560)	53.07
Balance outstanding as of April 30, 2022	6,990,964	$46.23
Performance-Based Awards
Performance-based awards are payable in common stock and are based on a formula that measures Company performance over a three year period. These awards are settled after three years with payouts ranging from zero to 200% of the target award depending on achievement.
Pretax performance-based awards expense was $1.8 million and $5.6 million for the three and nine months ended April 30, 2022, respectively. For the three months ended April 30, 2021, pretax performance-based awards was a reduction in expense of $0.8 million resulting from an adjustment to anticipated performance achievement. For the nine months ended April 30, 2021, pretax performance-based awards expense was $1.2 million.
Performance-based awards for non-vested activity were as follows:

	Performance Shares	Weighted Average Grant Date Fair Value
Balance outstanding as of July 31, 2021	200,567	$48.76
Granted	88,400	59.40
Vested	—	—
Canceled	(3,580)	53.23
Balance outstanding as of April 30, 2022	285,387	$52.00
Note 13. Employee Benefit Plans
The Company has defined benefit pension plans for certain hourly and salaried employees. These plans generally provide pension benefits based on years of service and compensation level. Components of net periodic pension costs other than the service cost component are included in other income, net in the Condensed Consolidated Statements of Earnings.
Net periodic pension costs for the Company’s pension plans were as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Service cost	$1.8	$2.0	$5.4	$6.1
Interest cost	2.4	2.5	7.4	7.4
Expected return on assets	(6.2)	(5.9)	(18.7)	(17.6)
Prior service cost amortization	0.1	0.1	0.2	0.4
Actuarial loss amortization	1.8	2.1	5.4	6.2
Settlement charge	1.1	1.1	2.3	1.1
Curtailment charge	—	—	—	0.8
Net periodic pension costs	$1.0	$1.9	$2.0	$4.4

In the second and third quarters of fiscal 2022, the Company recorded pension settlement charges of $1.2 million and $1.1 million, respectively, as a result of lump sum distributions exceeding the service and interest cost components of the annual net periodic pension cost. The corresponding remeasurements resulted in a decrease in the Company’s net pension assets and a corresponding adjustment to other comprehensive loss in the Condensed Consolidated Statement of Comprehensive Income of $1.7 million and $7.6 million in the second and third quarters of fiscal 2022, respectively. See Note 11.
In the first quarter of fiscal 2021, the Company recorded a pension curtailment charge of $0.8 million as a result of freezing pension benefits to certain employees. Additionally, in the third quarter of fiscal 2021, the Company recorded a pension settlement charge of $1.1 million as a result of lump sum distributions exceeding the service and interest cost components of the annual net periodic pension cost. The corresponding remeasurements resulted in an increase in the Company’s net pension assets, as well as a corresponding adjustment to other comprehensive loss in the Condensed Consolidated Statement of Comprehensive Income of $25.4 million. See Note 11.
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
Short-Term Financial Instruments
As of April 30, 2022 and July 31, 2021, the carrying values of cash and cash equivalents, accounts receivable, short-term borrowings and accounts payable approximate fair value because of the short-term nature of these instruments, and are classified as Level 1 in the fair value hierarchy.
Long-Term Debt
As of April 30, 2022, the estimated fair values of fixed interest rate long-term debt were $395.4 million compared to the carrying values of $425.0 million. As of July 31, 2021, the estimated fair values of fixed interest rate long-term debt were $297.4 million compared to the carrying values of $275.0 million. The fair values are estimated by discounting the projected cash flows using the interest rates at which similar amounts of debt could currently be borrowed. The carrying values of total variable interest rate long-term debt were $184.7 million and $188.3 million as of April 30, 2022 and July 31, 2021, respectively, and approximate their fair values. Long-term debt is classified as Level 2 in the fair value hierarchy.
Equity Method Investments
The Company holds equity method investments in its joint ventures, which are included in other long-term assets on the Condensed Consolidated Balance Sheets. The aggregate carrying amount of these investments was $25.6 million and $24.2 million as of April 30, 2022 and July 31, 2021, respectively. These equity method investments are measured at fair value on a non-recurring basis. The fair value of the Company’s equity method investments has not been adjusted as there have been no triggering events or changes in circumstance that would have had an adverse impact on the value of these investments. In the event these investments are required to be measured, they would fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value, as the investments are in privately-held entities.
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
As of April 30, 2022, the total notional amount of foreign exchange forward contracts designated as net investment hedges was €80 million, or $88.8 million, which includes a hedge for $33.0 million entered into in the third quarter of fiscal 2022. The maturity dates of these derivative instruments designated as net investment hedges range from 2027 to 2029.
Fair Value of Derivatives Contracts
The fair value of the Company’s derivative contracts, recorded on the Condensed Consolidated Balance Sheets, was as follows (in millions):

	Notional Amounts		Assets		Liabilities
	April 30,	July 31,	April 30,	July 31,	April 30,	July 31,
	2022	2021	2022	2021	2022	2021
Designated as hedging instruments
Forward foreign currency exchange contracts	$33.8	$117.2	$1.2	$1.0	$1.3	$1.2
Net investment hedges	88.8	55.8	4.8	1.1	—	2.0
Total designated	122.6	173.0	6.0	2.1	1.3	3.2

Not designated as hedging instruments
Forward foreign currency exchange contracts	171.9	154.2	1.2	0.5	2.5	0.4
Total not designated	171.9	154.2	1.2	0.5	2.5	0.4
Total	$294.5	$327.2	$7.2	$2.6	$3.8	$3.6
Forward foreign currency exchange contract assets were recorded in other current assets on the Condensed Consolidated Balance Sheets. Forward foreign currency exchange contract liabilities were recorded in other current liabilities on the Condensed Consolidated Balance Sheets. The net investment hedges were recorded in other current assets, other long-term assets and other long-term liabilities on the Condensed Consolidated Balance Sheets.
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

Hedges which are not designated are recognized in other income, net in the Condensed Consolidated Statements of Earnings. This recognition is timed to coincide with that of the related hedged transactions. Changes in the fair value of these hedges are, likewise, recognized in other income, net in the Condensed Consolidated Statements of Earnings.
The Company classifies cash flows from derivatives designated in a qualifying cash flow hedging relationship in the same category as the cash flows from the hedged items. Cash flows from these derivative transactions are recorded in operating activities in the Condensed Consolidated Statements of Cash Flows.
Amounts related to forward foreign currency exchange contracts are expected to be reclassified into earnings during the next 12 months based on the timing of inventory purchases and sales. Amounts related to excluded components, such as forward points, are excluded from the assessment of hedge effectiveness of net investment hedges, and are expected to be reclassified into earnings throughout their maturity dates. See Note 11 for additional information on accumulated other comprehensive loss.
Credit Risk Related Contingent Features
Contract provisions may require the posting of collateral or settlement of the contracts for various reasons, including if the Company’s credit ratings are downgraded below its investment grade credit rating by any of the major credit agencies or for cross default contractual provisions if there is a failure under other financing arrangements related to payment terms or covenants. As of April 30, 2022 and July 31, 2021, no collateral was posted.
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
Note 15. Guarantees
Letters of Credit
The Company has letters of credit which guarantee payment to third parties in the event the Company is in breach of contract terms as detailed in each letter of credit. The outstanding debt contingent liability for standby letters of credit was as follows (in millions):

	April 30, 2022	July 31, 2021
Contingent liability for standby letters of credit issued under the Company’s revolving credit facility	$7.5	$7.7
Amounts drawn for letters of credit under the Company’s revolving credit facility	$—	$—
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
The outstanding debt relating to AFSI, which the Company guarantees half, was $61.1 million and $37.8 million as of April 30, 2022 and July 31, 2021, respectively. AFSI’s $63.0 million revolving credit facility expires July 31, 2024.
Earnings from AFSI, which are recorded in other income, net in the Condensed Consolidated Statements of Earnings were $3.2 million and $6.6 million for the three and nine months ended April 30, 2022, respectively, and $2.6 million and $6.4 million for the three and nine months ended April 30, 2021, respectively.
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
The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and sharing of assets. Therefore, the Company does not represent these segments, if operated independently, would report earnings before income taxes as stated below.
Segment details were as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Net sales
Engine Products segment	$601.0	$531.0	$1,682.3	$1,429.6
Industrial Products segment	252.2	234.0	734.3	651.2
Total Company	$853.2	$765.0	$2,416.6	$2,080.8

Earnings before income taxes
Engine Products segment	$89.2	$84.4	$226.5	$206.1
Industrial Products segment	38.8	37.6	114.6	90.9
Corporate and unallocated	(16.7)	(11.1)	(31.3)	(30.0)
Total Company	$111.3	$110.9	$309.8	$267.0
Net sales by business unit were as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Engine Products segment
Off-Road	$108.2	$95.7	$297.6	$238.4
On-Road	36.1	39.7	100.7	105.0
Aftermarket	425.4	371.4	1,198.1	1,018.7
Aerospace and Defense	31.3	24.2	85.9	67.5
Total Engine Products segment	601.0	531.0	1,682.3	1,429.6

Industrial Products segment
Industrial Filtration Solutions	178.5	163.7	515.2	449.3
Gas Turbine Systems	30.5	25.5	76.7	71.9
Special Applications	43.2	44.8	142.4	130.0
Total Industrial Products segment	252.2	234.0	734.3	651.2
Total Company	$853.2	$765.0	$2,416.6	$2,080.8
Concentrations
There were no customers that accounted for over 10% of net sales for the three and nine months ended April 30, 2022 or 2021. There were no customers that accounted for over 10% of gross accounts receivable as of April 30, 2022 or as of July 31, 2021.
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
Operating Environment
Russia and Ukraine
Following the Russia and Ukraine conflict, the Company complied with all sanctions, including those from the European Union, Great Britain and the United States (U.S.) and ceased direct product shipments into Russia and Belarus. Total revenues associated with customers in these areas are less than 2% of the Company’s net sales in the Condensed Consolidated Statements of Earnings. As of April 30, 2022, the Company has related asset exposure in the form of accounts receivables and inventories of approximately $6.8 million. The Company is monitoring the regional and global ramifications of the events unfolding.
Supply Chain Disruptions
The Company continues to experience supply chain disruptions, including global logistics and labor challenges and constrained supplies of steel, petrochemical products and filter media. These disruptions have increased the Company’s input costs significantly and extended lead times. The Company has undertaken steps to mitigate these negative impacts, such as increasing prices, evaluating alternative supply chain options, qualifying additional suppliers and strategic raw material purchases. This dynamic impacted results through the third quarter of fiscal 2022 and is expected to continue into fiscal 2023.
Inflation
In connection with the supply chain disruptions described above, the Company has experienced the effects of inflation related to raw materials and other expenses, including freight, labor and energy. These inflationary pressures have had an adverse impact on profit margins, particularly in recent months. The Company continues to negotiate price increases with its customers and is working with its suppliers to mitigate these cost increases. Inflation impacted results through the third quarter of fiscal 2022 and is expected to continue into fiscal 2023.
Consolidated Results of Operations
Three months ended April 30, 2022 compared with three months ended April 30, 2021
Operating results were as follows (in millions):

	Three Months Ended April 30,
	2022	% of net sales	2021	% of net sales
Net sales	$853.2		$765.0
Cost of sales	584.2	68.5%	507.0	66.3%
Gross profit	269.0	31.5	258.0	33.7
Operating expenses	158.0	18.5	148.6	19.4
Operating income	111.0	13.0	109.4	14.3
Interest expense	3.8	0.4	3.2	0.4
Other income, net	(4.1)	(0.5)	(4.7)	(0.6)
Earnings before income taxes	111.3	13.0	110.9	14.5
Income taxes	28.3	3.3	26.5	3.5
Net earnings	$83.0	9.7%	$84.4	11.0%

Net Sales
Net sales for the three months ended April 30, 2022 were $853.2 million, compared with $765.0 million for the three months ended April 30, 2021, an increase of $88.2 million, or 11.5%. Net sales increased $70.0 million, or 13.2%, in the Engine Products segment and increased $18.2 million, or 7.8%, in the Industrial Products segment. Foreign currency translation decreased sales by $22.0 million compared to the three months ended April 30, 2021. Refer to the Segment Results of Operations section for further discussion on the Engine Products and Industrial Products segments. During the three months ended April 30, 2022, sales increased with varied demand by market and geography primarily due to pricing. For the three months ended April 30, 2022, sales in Latin America (LATAM) increased 33.7%, U.S. and Canada increased 18.4%, Europe, Middle East and Africa (EMEA) increased 7.8% and Asia Pacific (APAC) decreased 4.4%.
Cost of Sales and Gross Margin
Cost of sales for the three months ended April 30, 2022 were $584.2 million, compared with $507.0 million for the three months ended April 30, 2021, an increase of $77.2 million, or 15.2%. Gross margin was 31.5%, compared with 33.7% during the same period in the prior fiscal year. The gross margin decrease was primarily driven by increased raw material, freight, energy and labor costs, partially offset by higher sales driven in large part by pricing.
Operating Expenses
Operating expenses for the three months ended April 30, 2022 were $158.0 million, compared with $148.6 million for the three months ended April 30, 2021, an increase of $9.4 million, or 6.3%. As a percentage of net sales, operating expenses were 18.5%, compared with 19.4% during the same period in the prior fiscal year. The decrease in operating expenses as a percentage of net sales reflects greater leverage from higher sales as well as expense management.
Non-Operating Items
Interest expense was $3.8 million for the three months ended April 30, 2022, compared with $3.2 million for the three months ended April 30, 2021, an increase of $0.6 million, or 19.4%. The increase reflects a higher debt level.
Other income, net for the three months ended April 30, 2022 was $4.1 million, compared with other income, net of $4.7 million for the three months ended April 30, 2021, a decrease of $0.6 million. The decrease was primarily driven by higher foreign exchange losses.
Income Taxes
The effective tax rate for the three months ended April 30, 2022 was 25.4%, compared with 23.9% for the three months ended April 30, 2021. The increase in the effective tax rate was primarily due to a reduction in net discrete tax benefits.
Net Earnings
Net earnings for the three months ended April 30, 2022 were $83.0 million, compared with net earnings of $84.4 million for the three months ended April 30, 2021, a decrease of $1.4 million, or 1.8%.
Nine months ended April 30, 2022 compared with nine months ended April 30, 2021
Operating results were as follows (in millions):

	Nine Months Ended April 30,
	2022	% of net sales	2021	% of net sales
Net sales	$2,416.6		$2,080.8
Cost of sales	1,640.8	67.9%	1,374.8	66.1%
Gross profit	775.8	32.1	706.0	33.9
Operating expenses	461.6	19.1	433.3	20.8
Operating income	314.2	13.0	272.7	13.1
Interest expense	10.8	0.4	9.9	0.5
Other income, net	(6.4)	(0.3)	(4.2)	(0.2)
Earnings before income taxes	309.8	12.8	267.0	12.8
Income taxes	78.0	3.2	64.4	3.1
Net earnings	$231.8	9.6%	$202.6	9.7%

Net Sales
Net sales for the nine months ended April 30, 2022 were $2,416.6 million, compared with $2,080.8 million for the nine months ended April 30, 2021, an increase of $335.8 million, or 16.1%. Net sales increased $252.7 million, or 17.7%, in the Engine Products segment and increased $83.1 million, or 12.8%, in the Industrial Products segment. Foreign currency translation decreased sales by $37.0 million compared to the nine months ended April 30, 2021. Refer to the Segment Results of Operations section for further discussion on the Engine Products and Industrial Products segments. During the nine months ended April 30, 2022, sales increased with varied demand by market and geography from both higher volume and pricing. For the nine months ended April 30, 2022, sales in LATAM increased 31.4%, U.S. and Canada increased 20.2%, EMEA increased 15.4% and APAC increased 4.5%.
Cost of Sales and Gross Margin
Cost of sales for the nine months ended April 30, 2022 were $1,640.8 million, compared with $1,374.8 million for the nine months ended April 30, 2021, an increase of $266.0 million, or 19.3%. Gross margin was 32.1%, compared with 33.9% during the same period in the prior fiscal year. The gross margin decrease was primarily driven by increased raw material, freight and labor costs, partially offset by pricing and volume leverage on higher sales. Prior fiscal year gross margin was also negatively impacted by restructuring charges of $5.8 million that did not repeat.
Operating Expenses
Operating expenses for the nine months ended April 30, 2022 were $461.6 million, compared with $433.3 million for the nine months ended April 30, 2021, an increase of $28.3 million, or 6.5%. As a percentage of net sales, operating expenses were 19.1%, compared with 20.8% during the same period in the prior fiscal year. The decrease in operating expenses as a percentage of net sales reflects greater leverage from higher sales, expense management and restructuring charges of $9.0 million in the prior fiscal year that did not repeat.
Non-Operating Items
Interest expense was $10.8 million for the nine months ended April 30, 2022, compared with $9.9 million for the nine months ended April 30, 2021, an increase of $0.9 million, or 9.1%. The increase reflects a higher debt level.
Other income, net for the nine months ended April 30, 2022 was $6.4 million, compared with other income, net of $4.2 million for the nine months ended April 30, 2021, an increase of $2.2 million. The increase was driven by lower charitable contributions.
Income Taxes
The effective tax rate for the nine months ended April 30, 2022 was 25.2%, compared with 24.1% for the nine months ended April 30, 2021. The increase in the effective tax rate was primarily due to a reduction in net discrete tax benefits.
Net Earnings
Net earnings for the nine months ended April 30, 2022 were $231.8 million, compared with net earnings of $202.6 million for the nine months ended April 30, 2021, an increase of $29.2 million, or 14.4%.
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

Segment Results of Operations
Net sales and earnings before income taxes were as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Net sales
Engine Products segment	$601.0	$531.0	$1,682.3	$1,429.6
Industrial Products segment	252.2	234.0	734.3	651.2
Total Company	$853.2	$765.0	$2,416.6	$2,080.8

Earnings before income taxes
Engine Products segment	$89.2	$84.4	$226.5	$206.1
Industrial Products segment	38.8	37.6	114.6	90.9
Corporate and unallocated(1)	(16.7)	(11.1)	(31.3)	(30.0)
Total Company	$111.3	$110.9	$309.8	$267.0
(1)Corporate and unallocated includes corporate expenses determined to be non-allocable to the segments, such as interest expense, restructuring charges and certain incentive compensation.
Engine Products Segment
Net sales were as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Off-Road	$108.2	$95.7	$297.6	$238.4
On-Road	36.1	39.7	100.7	105.0
Aftermarket	425.4	371.4	1,198.1	1,018.7
Aerospace and Defense	31.3	24.2	85.9	67.5
Total Engine Products segment	$601.0	$531.0	$1,682.3	$1,429.6

Engine Products segment earnings before income taxes	$89.2	$84.4	$226.5	$206.1
Three months ended April 30, 2022 compared with three months ended April 30, 2021
Net sales for the Engine Products segment for the three months ended April 30, 2022 were $601.0 million, compared with $531.0 million for the three months ended April 30, 2021, an increase of $70.0 million, or 13.2%. Excluding a $13.9 million decrease from foreign currency translation, net sales increased 15.8%. All business units benefited from increased pricing.
Net sales of Aftermarket increased $54.0 million which reflected broad growth across most regions, as end-market demand continued. In addition, net sales of Off-Road increased $12.5 million primarily due to equipment production levels remaining high in most regions, with the exception of China, and strong sales for Exhaust and Emissions in EMEA. This growth was partially offset by a decrease resulting from the recent shut-downs in certain areas in China related to the Coronavirus (COVID-19) pandemic.
Earnings before income taxes for the Engine Products segment for the three months ended April 30, 2022 were $89.2 million, or 14.8% of Engine Products’ net sales, a decrease from 15.9% of net sales for the three months ended April 30, 2021. The decrease was driven by higher raw material, freight, energy and labor costs, partially offset by higher sales driven in large part by pricing.
Nine months ended April 30, 2022 compared with nine months ended April 30, 2021
Net sales for the Engine Products segment for the nine months ended April 30, 2022 were $1,682.3 million, compared with $1,429.6 million for the nine months ended April 30, 2021, an increase of $252.7 million, or 17.7%. Excluding a $23.3 million decrease from foreign currency translation, net sales increased 19.3%.

Net sales of Aftermarket increased $179.4 million which reflected broad growth across all regions driven by continued high end-market demand and pricing. Net sales of Off-Road increased $59.2 million primarily due to increased pricing, equipment production levels remaining high in most regions, with the exception of China, and strong sales for Exhaust and Emissions in EMEA.
Earnings before income taxes for the Engine Products segment for the nine months ended April 30, 2022 were $226.5 million, or 13.5% of Engine Products’ net sales, a decrease from 14.4% of net sales for the nine months ended April 30, 2021. The decrease was driven by higher raw material, freight, energy and labor costs, partially offset by both pricing and higher volume. Prior fiscal year earnings were also negatively impacted by restructuring charges of $2.5 million that did not repeat.
Industrial Products Segment
Net sales were as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Industrial Filtration Solutions (IFS)	$178.5	$163.7	$515.2	$449.3
Gas Turbine Systems	30.5	25.5	76.7	71.9
Special Applications	43.2	44.8	142.4	130.0
Total Industrial Products segment	$252.2	$234.0	$734.3	$651.2

Industrial Products segment earnings before income taxes	$38.8	$37.6	$114.6	$90.9
Three months ended April 30, 2022 compared with three months ended April 30, 2021
Net sales for the Industrial Products segment for the three months ended April 30, 2022 were $252.2 million, compared with $234.0 million for the three months ended April 30, 2021, an increase of $18.2 million, or 7.8%. Excluding an $8.1 million decrease from foreign currency translation, net sales increased 11.2%.
Net sales of IFS increased $14.8 million due to strong growth across most end-markets with growth strongest in the U.S. reflecting improved end-market conditions for both first-fit and replacement parts of dust collection products, as well as continued strength in Process Filtration within the food and beverage market. This growth was partially offset by a decrease resulting from the recent shut-downs in certain areas in China related to the COVID-19 pandemic. IFS includes net sales related to acquisitions in the second quarter of fiscal 2022 of Solaris Biotechnology Srl (Solaris) and Pearson Arnold Industrial Services (PAIS), which were immaterial to the quarter. All business units in IFS benefited from increased pricing.
Earnings before income taxes for the Industrial Products segment for the three months ended April 30, 2022 were $38.8 million, or 15.4% of Industrial Products’ net sales, a decrease from 16.1% of net sales for the three months ended April 30, 2021. The decrease was driven by increased raw material, freight and labor costs as well as an unfavorable sales mix, partially offset by higher sales driven in large part by pricing.
Nine months ended April 30, 2022 compared with nine months ended April 30, 2021
Net sales for the Industrial Products segment for the nine months ended April 30, 2022 were $734.3 million, compared with $651.2 million for the nine months ended April 30, 2021, an increase of $83.1 million, or 12.8%. Excluding a $13.7 million decrease from foreign currency translation, net sales increased 14.9%.
Net sales of IFS increased $65.9 million primarily in the U.S. reflecting improved end-market conditions in Industrial Air Filtration (IAF) for both first-fit and replacement parts of dust collection products. EMEA had continued strength in IAF and Process Filtration within the food and beverage market. IFS includes net sales related to acquisitions in the second quarter of fiscal 2022 of Solaris and PAIS, which were immaterial for the nine months ended April 30, 2022. All business units in IFS benefited from increased pricing.
Earnings before income taxes for the Industrial Products segment for the nine months ended April 30, 2022 were $114.6 million, or 15.6% of Industrial Products’ net sales, an increase from 14.0% of Industrial Products’ sales for the nine months ended April 30, 2021. The increase was driven by both pricing and higher volume, partially offset by increased raw material, freight and labor costs. Prior fiscal year earnings were also negatively impacted by restructuring charges of $6.5 million that did not repeat.

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
Operating Activities
Cash provided by operating activities for the nine months ended April 30, 2022 was $143.9 million, compared with $305.6 million for the nine months ended April 30, 2021, a decrease of $161.7 million. The decrease in cash provided by operating activities was primarily driven by an increase in inventory as the Company continues to experience strengthening demand while mitigating supply chain disruptions as well as higher incentive compensation paid, partially offset by higher earnings.
Investing Activities
Cash used in investing activities for the nine months ended April 30, 2022 was $105.8 million, compared with $40.2 million for the nine months ended April 30, 2021, an increase of $65.6 million. In fiscal 2022, the Company acquired Solaris and PAIS for cash consideration of $49.0 million and invested a higher level of capital in various projects, including capacity expansion, tooling for new programs and cost reduction initiatives.
Financing Activities
Cash used in financing activities generally relates to the use of cash for payment of dividends and repurchases of the Company’s common stock, net borrowing activity and proceeds from the exercise of stock options. Cash used in financing activities for the nine months ended April 30, 2022 was $82.8 million, compared with $295.5 million for the nine months ended April 30, 2021, a decrease of $212.7 million. The decrease in the use of cash was primarily driven by proceeds from the issuance of new debt in fiscal 2022 of $249.3 million, partially offset by lower debt payments and a higher level of share repurchases. To determine the level of dividend and share repurchases, the Company considers recent and projected performance across key financial metrics, including earnings, cash flow from operations and total debt. Dividends paid for the nine months ended April 30, 2022 and 2021 were $81.8 million and $79.5 million, respectively. Share repurchases for the nine months ended April 30, 2022 and 2021 were $153.7 million and $78.7 million, respectively.
Capital Resources and Financial Condition
Cash and cash equivalents as of April 30, 2022 was $168.7 million, compared with $222.8 million as of July 31, 2021. The Company has capacity of $637.0 million available for further borrowing under existing credit facilities as of April 30, 2022, which includes $407.5 million available on the Company’s $500.0 million unsecured revolving credit facility that expires on May 21, 2026. The Company believes the liquidity available from the combination of expected cash generated by operating activities, existing cash and available credit under existing credit facilities will be sufficient to meet its cash requirements for the next 12 months.
In order to help measure and analyze the impact of working capital management, the Company calculates days sales outstanding as the average accounts receivable, net for the quarter, divided by net sales for the quarter multiplied by the number of days in the quarter, and calculates inventory turns as the cost of sales for the quarter, annualized by the ratio of the number of days in the year to the number of days in the quarter, divided by the average inventories, net for the quarter. The Company calculates days payable outstanding as the average accounts payable for the quarter, divided by cost of sales for the quarter multiplied by the number of days in the quarter.
Accounts receivable, net as of April 30, 2022, was $585.5 million, compared with $552.7 million as of July 31, 2021, an increase of $32.8 million. Days sales outstanding were 59 days as of April 30, 2022, a decrease from 65 days as of July 31, 2021.
Inventories, net as of April 30, 2022, was $510.7 million, compared with $384.5 million as of July 31, 2021, an increase of $126.2 million. Inventory turns were 4.8 times and 5.4 times per year as of April 30, 2022 and July 31, 2021, respectively.
Accounts payable as of April 30, 2022, was $335.8 million, compared with $293.9 million as of July 31, 2021, an increase of $41.9 million. Days payable outstanding were 50 days as of April 30, 2022, consistent with 50 days as of July 31, 2021.
Long-term debt outstanding was $607.2 million as of April 30, 2022, compared with $461.0 million as of July 31, 2021, an increase of $146.2 million primarily due to proceeds from long-term debt received in fiscal 2022. In the third quarter of fiscal 2022, the Company borrowed $60.0 million on its unsecured revolving credit facility.

As of April 30, 2022, total debt, including long-term debt and short-term borrowings, represented 36.2% of total capitalization, defined as total debt plus total stockholders’ equity, compared with 30.9% as of July 31, 2021. As of April 30, 2022, the Company was in compliance with its financial covenants.
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
These forward-looking statements speak only as of the date such statements are made and are subject to risks and uncertainties that could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed. These factors include, but are not limited to, challenges in global operations; impacts of global economic, industrial and political conditions on product demand, including the Russia and Ukraine conflict; impacts from unexpected events, including the COVID-19 pandemic; effects of unavailable raw materials or material cost inflation; inability to attract and retain qualified personnel; inability to meet customer demand; inability to maintain competitive advantages; threats from disruptive technologies; effects of highly competitive markets with pricing pressure; exposure to customer concentration in certain cyclical industries; impairment of intangible assets; inability to manage productivity improvements; inability to maintain an effective system of internal control over financial reporting; vulnerabilities associated with information technology systems and security; inability to protect and enforce intellectual property rights; costs associated with governmental laws and regulations; impacts of foreign currency fluctuations; effects of changes in capital and credit markets; changes in tax laws and tax rates, regulations and results of examinations; and results of execution of any acquisition, divestiture and other strategic transactions strategy. These and other factors are described in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2021. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.
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

During the nine months ended April 30, 2022, the U.S. dollar was generally stronger than in the nine months ended April 30, 2021 compared with many of the currencies of the foreign countries in which the Company operates. The overall stronger dollar had a negative impact on the Company’s international net sales and net earnings because the foreign denominated revenues translated into less U.S. dollars in many regions around the world. The estimated impact of foreign currency translation for the nine months ended April 30, 2022, resulted in an overall decrease in reported net sales of $37.0 million and a decrease in reported net earnings of $4.8 million.
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
As of April 30, 2022, the total notional amount of foreign exchange forward contracts designated as net investment hedges was €80 million, or $88.8 million, which includes a hedge for $33.0 million entered into in the third quarter of fiscal 2022. The maturity dates of these derivative instruments designated as net investment hedges range from 2027 to 2029.
Based on the net investment hedge outstanding as of April 30, 2022, a 10% appreciation of the U.S. dollar compared to the Euro, would result in a net gain of $8.0 million in the fair value of these contracts.
Interest Rates
The Company’s exposure to market risk for changes in interest rates primarily relates to debt obligations that are at variable rates, as well as the potential increase in the fair value of long-term debt resulting from a potential decrease in interest rates. As of April 30, 2022, the Company’s financial liabilities with exposure to changes in interest rates consisted mainly of $85.0 million outstanding on the Company’s revolving credit facility, €80.0 million, or $84.4 million of a variable rate term loan and ¥2.0 billion, or $15.4 million, of variable rate senior notes. As of April 30, 2022, additional short-term borrowings outstanding consisted of $31.3 million. Assuming a hypothetical 0.5 percentage point increase in short-term interest rates, with all other variables remaining constant, interest expense would have increased approximately $0.8 million and interest income would have increased by an immaterial amount in the nine months ended April 30, 2022. Interest rate changes would also affect the fair market value of fixed-rate debt. As of April 30, 2022, the estimated fair values of fixed interest rate long-term debt were $395.4 million compared to the carrying values of $425.0 million. The fair values are estimated by discounting the projected cash flows using the interest rates at which similar amounts of debt could currently be borrowed.
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

Chinese Notes
Consistent with common business practice in China, the Company’s Chinese subsidiaries accept bankers’ acceptance notes from Chinese customers in settlement of certain customer billed accounts receivable. Bankers’ acceptance notes represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers’ acceptance note as of the maturity date. The maturity dates of bankers’ acceptance notes vary, but it is the Company’s policy to only accept bankers’ acceptance notes with maturity dates no more than 180 days from the date of the Company’s receipt of such draft. As of April 30, 2022 and July 31, 2021, the Company owned $6.4 million and $14.1 million, respectively, of these bankers’ acceptance notes and includes them in accounts receivable on the Condensed Consolidated Balance Sheets.
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
Changes in Internal Control Over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the three months ended April 30, 2022 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Still Be Purchased Under the Plans or Programs
February 1 - February 28, 2022	218,994	$52.52	218,994	6,274,264
March 1 - March 31, 2022	517,448	51.29	517,448	5,756,816
April 1 - April 30, 2022	—	—	—	5,756,816
Total	736,442	$51.65	736,442	5,756,816
(1)On May 31, 2019, the Board of Directors authorized the repurchase of up to 13.0 million shares of the Company’s common stock. This repurchase authorization is effective until terminated by the Board of Directors. The Company has remaining authorization to repurchase 5.8 million shares under this plan. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the three months ended April 30, 2022. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under stock-based awards to cover the withholding of taxes due as a result of exercising stock options or payment of stock-based awards.
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
101
The following information from Donaldson Company, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2022, as filed with the Securities and Exchange Commission, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Stockholders’ Equity and (vi) the Notes to Condensed Consolidated Financial Statements

104	The cover page from Donaldson Company Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022, formatted in iXBRL (included as Exhibit 101)

*	Exhibit has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference as an exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DONALDSON COMPANY, INC.
(Registrant)

Date: June 6, 2022	By:	/s/ Tod E. Carpenter
Tod E. Carpenter Chairman, President and Chief Executive Officer (duly authorized officer)

Date: June 6, 2022	By:	/s/ Scott J. Robinson
Scott J. Robinson Senior Vice President and Chief Financial Officer (principal financial officer)

Date: June 6, 2022	By:	/s/ Andrew J. Cebulla
Andrew J. Cebulla Corporate Controller (principal accounting officer)