Form 10-K
period 2022-07-31
DONALDSON Co INC
filed 2022-09-23
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2022 or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________
Commission File Number: 1-7891
DONALDSON COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
    1400 West 94th Street, Minneapolis, Minnesota                 55431
     (Address of principal executive offices)                     (Zip Code)
Registrant’s telephone number, including area code: (952) 887-3131
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $5.00 par value	DCI	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒  Yes   ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes   ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such     shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes   ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes   ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
As of January 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $6,840,687,805 (based on the closing price of $55.66 as reported on the New York Stock Exchange as of that date).
As of September 9, 2022, 122,497,515 shares of the registrant’s common stock, par value $5.00 per share, were outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for its 2022 annual meeting of stockholders (the “2022 Proxy Statement”) are incorporated by reference in Part III, as specifically set forth in Part III.

DONALDSON COMPANY, INC.
ANNUAL REPORT ON FORM 10-K

PART I
Item 1. Business
The Company
Founded in 1915, Donaldson Company, Inc. (the Company or Donaldson) is a global leader in technology-led filtration products and solutions, serving a broad range of industries and advanced markets. Donaldson’s diverse, skilled employees at over 140 locations, 74 of which are manufacturing and distribution centers, on six continents partner with customers — from small business owners to the world’s biggest original equipment manufacturer (OEM) brands — to solve complex filtration challenges. Customers choose Donaldson’s filtration solutions due to their stringent performance requirements, natural replacement change cycles and need for reliability.
The United States (U.S.), China and India represent the largest three individual markets for the Company’s products. Donaldson’s four regions and their contributing share of fiscal 2022 revenue are as follows: the U.S. and Canada 40.5%; Europe, Middle East and Africa (EMEA) 29.1%; Asia Pacific (APAC) 20.2%; and Latin America (LATAM) 10.2%. Below are the Company’s manufacturing and distribution centers by region.
General
The Company’s operating segments are Engine Products (Engine) and Industrial Products (Industrial). The Engine segment represents 69.6% of net sales, is organized based on a combination of customer and products and consists of the Off-Road, On-Road, Aftermarket and Aerospace and Defense business units. Within these business units, Engine products consist of replacement filters for both air and liquid filtration applications as well as exhaust and emissions. Applications include air filtration systems, fuel and lube systems, hydraulic applications and exhaust and emissions systems and sensors, indicators and monitoring systems. Engine sells to OEMs in the construction, mining, agriculture, transportation, aerospace and defense end markets and to independent distributors, OEM dealer networks, private label accounts and large fleets.
The Industrial segment represents 30.4% of net sales, is organized based on product type and consists of the Industrial Filtration Solutions (IFS), Gas Turbines Systems (GTS) and Special Applications business units. Within the IFS business unit, products consist of dust, fume and mist collectors, compressed air purification systems, gas and liquid filtration for food, beverage and industrial processes. The GTS business unit products consist of air filtration systems for gas turbines. Special applications products include polytetrafluoroethylene (PTFE) membrane-based products as well as specialized air and gas filtration systems for applications including hard disk drives and semi-conductor manufacturing and sensors, indicators and monitoring systems. Industrial sells to various dealers, distributors, OEMs and end users.

Diverse Product Groups
The Company sells a diverse group of products within each segment and the business units within the segments. Below are the diverse product groups across the Company’s two segments represented as a percentage of total fiscal 2022 net sales.

Gas Turbine Systems (GTS)
3%
Special Applications
6%
Other Industrial Products
7%
Industrial Dust, Fume and Mist Collectors
14%
Exhaust and Emissions
5%
Hydraulic Applications
12%
Fuel and Lube Systems
13%
Air Filtration Systems
40%
Industrial Products
Engine Products

Engine Products
Air Filtration Systems
Air filtration systems help protect engine components from abrasive wear caused by dust particles. Donaldson’s standard pleated cellulose filters are used in air filtration systems for diesel engine applications around the world. In addition, the Company’s air filtration products include PowerCore®™ and Ultra-Web® filtration technologies. PowerCore® filtration technology is significantly more efficient and compact than standard pleated cellulose filters. PowerCore® filtration technology is a leader of filtration for diesel-powered engines and equipment, particularly for OEMs. Ultra-Web® media technology is composed of cellulose or a cellulose and synthetic substrate. It provides a durable filtration solution in high temperature and humid environments experienced by many diesel, turbine, hybrid and other powered engines. Ultra-Web® HD media technology has a fine fiber technology to create consistent inter-fiber spacing at a microscopic level. It is used in extreme fine dust environments, such as mining machinery. Air filtration systems support agricultural, construction and mining machinery, commercial vehicles, aerospace fixed wing and rotorcraft and defense ground vehicle industries.
Fuel and Lube Systems
Fuel and lube systems achieve optimal operations when contaminants are removed. The various components of the engine impacted include fuel injectors, valves, pumps, bearings and actuators. Fuel filters include primary and secondary particulate filters, coalescing fuel water separators, barrier fuel water separators and all-in-one filtration systems. The Company’s technology includes Synteq®™ XP filtration technology, which offers significantly higher fuel system protection and longer life under dynamic application conditions compared to commercially available alternatives. In addition, Donaldson’s Synteq® DRY and Synteq® XP coalescing technology remove significantly more water in real-world conditions than current barrier or coalescing filters on the market. Fuel and lube filtration also supports agricultural, construction and mining machinery, commercial vehicles, aerospace fixed wing and rotorcraft and defense ground vehicle industries.
Hydraulic Applications
Hydraulic applications provide filtration solutions for the same equipment that is filtered by fuel and lube systems. Applications include a suction strainer to protect the pump, high pressure filters, a charge pump or transmission filter, a return-line filter prior to the reservoir and a breather filter located on the reservoir.

The Duramax® filter, the Company’s primary mobile hydraulics filter, is renowned for its achievement of higher pressure in a spin-on configuration, allowing it to be designed on systems where other more costly, harder-to-service options were previously used. The Duramax® filter is combined with Synteq®™ XP media, a synthetic option for high performance.
Hydraulic oil is adversely affected by contaminants such as wear, metals and moisture. As with fuel and lube, contaminated fluid reduces performance and shortens lives of various system components including valves, pumps and actuators. Hydraulic applications support integral fluid power systems, which are used in machinery in agricultural, construction and mining machinery, commercial vehicles and aerospace fixed wing and rotorcraft industries.
Exhaust and Emissions
Exhaust products include sound-reducing mufflers used on machinery and vehicles, and diesel-powered machinery and commercial vehicles. Emission control systems include diesel particulate filters, exhaust fluid mixers and catalytic reduction substrates to reduce emissions of particulate, nitrogen oxide and other greenhouse gases. Exhaust and emissions products support agricultural, construction and mining machinery industries.
Industrial Products
IFS - Industrial Dust, Fume and Mist Collectors
Industrial air filtration equipment collects particles through an innovative bag house, or a cartridge style collector, which provides higher air-to-media capacity. Customers are supported through a global network of channel partners and services centers, which provide a quality customer experience during the design, installation, use, maintenance and repair of the equipment. Technology and features are continually added, such as the Internet-of-Things technology branded as iCue™, which is being integrated into product design to further improve product performance and better connect Donaldson with its end market customers, enabling additional service opportunities. Donaldson is expanding its presence in the industrial service market. During fiscal 2022, the Company acquired Pearson Arnold Industrial Services (PAIS) headquartered in the U.S. PAIS provides equipment, parts and services for dust, mist and fume collection systems, industrial fans and compressed air systems.
Industrial dust, fume and mist collectors and filters are used within major industries including metals, mining, transportation, chemicals, food and beverage, pharmaceuticals and construction materials. For example, materials transformed in manufacturing, such as metal grinding, plasma cutting, mixing and welding, can create hazardous materials in the air, which can be collected and filtered by Donaldson’s products.
Other Industrial Products
Other industrial products consists of the following:
•compressed air filtration and purification systems, which provide sterile filtration in products such as breathing air systems, condensate management systems, dryers, filter housing, filter elements and sterile air units;
•process filtration products such as LifeTec® filters, Ultrapac™ Smart compressed air treatment system, UltraPleat™ filters and proprietary expanded PTFE membranes, which are used to strengthen customers’ food safety initiatives and meet stringent regulations; and
•on-compressor filtration products such as inlet, lube and air-oil separator filters, which support a clean compressor ecosystem.
Donaldson is expanding its presence in the life sciences market. During fiscal 2022, the Company acquired Solaris Biotechnology S.r.l. (Solaris) and Purilogics, LLC (Purilogics). Solaris is headquartered in Porto Mantovano, Italy, with U.S. operations based in Berkeley, California. Solaris designs and manufactures bioprocessing equipment, including bioreactors, fermenters and tangential flow filtration systems for use in food and beverage, biotechnology and other life sciences markets. Purilogics is headquartered in Greenville, South Carolina, and is a biotechnology company that leverages a novel technology platform for the development of membrane chromatography products. Purilogics offers a broad portfolio of purification tools for a wide range of biologics. Purilogics’ proprietary formulations and processes create membranes that have significant competitive advantages, enabling faster and more cost-effective production of increasingly complex biologic drugs.
Special Applications
Special applications include the following:
•disk drive products such as advanced materials and adsorbent technologies, which control moisture and contaminants in micro environments, and help protect critical components in cloud computing;
•integrated venting solutions, which provide vents that protect devices and enclosures from pressure fluctuation, liquids and harmful contaminants, such as automotive headlight, outdoor lighting, medical venting solutions, or batteries in electric vehicles;

•semi-conductor filtration solutions, which address concerns over the presence of gas phase molecular contamination at the fabrication, tool and point-of-use locations in semiconductor production; and
•PTFE membranes are the core technology used in venting solutions, technical film applications and industrial laminates, which collect fine dust particles for bag house or cartridge style dust collectors.
GTS
GTS filtration components are custom-engineered air intake systems for gas turbines and industrial compressors, for both new and retrofit applications. Aftermarket filters and parts are used in a variety of applications including cartridge filters, panel and compact filters, the pulse system, inlet hood components, filter retention hardware and accessories. GTS filtration components are in power plants, oil and gas delivery systems, and other industrial applications and refining and processing machinery.
Competition
Principal methods of competition in both the Engine Products and Industrial Products segments are technology, innovation, price, geographic coverage, service and product performance. The Company participates in a number of highly competitive filtration markets in both segments. The Company believes it is a market leader within many of its product lines, specifically within its Off-Road and On-Road product lines for OEMs and in the Aftermarket business for replacement filters. The Engine Products segment’s principal competitors include several large global competitors and many regional competitors, especially in the Aftermarket business. The Industrial Products segment’s principal competitors vary from country to country and range from large global competitors to a significant number of smaller competitors who compete in a specific geographical region or in a limited number of product applications.
Raw Materials
The principal raw materials the Company uses are steel, filter media and petrochemical-based products including plastic, rubber and adhesive products. Purchased raw materials represent approximately 70% of the Company’s cost of sales. The Company continues to experience supply chain disruptions, including global logistics and labor challenges and constrained supplies of steel, petrochemical products and filter media. These disruptions have increased the Company’s input costs significantly and extended lead times. The Company has undertaken steps to mitigate these negative impacts, such as increasing prices, carrying a higher level of inventories, evaluating alternative supply chain options, qualifying additional suppliers and making strategic raw material purchases.
Manufacturing and Backlog
Backlog is one of many indicators of business conditions in the Company’s markets. However, it is not always indicative of future results for a number of reasons, including the timing of the receipt of orders, as well as product mix. Backlog orders expected to be delivered within 90 days as of July 31, 2022 and 2021 were $658.5 million and $626.0 million, respectively. Backlog increased 1.4% for Engine and 15.1% for Industrial, primarily due to supply chain disruptions and higher demand.
Seasonality
Many of the Company’s end markets are generally stronger in the second half of the Company’s fiscal year. The first half of the fiscal year contains more holiday periods, which typically include more customer plant closures.
Diversification
The Company’s results of operations are affected by conditions in the global economic and geopolitical environment. Under most economic conditions, the Company’s market diversification between its diesel engine end markets and its global end markets and its diversification through technology and its OEM and replacement parts customers has helped to limit the impact of weakness in any one product line, market or geography on the consolidated operating results of the Company.
Strategy
Donaldson’s strategy is based on three main pillars to support its purpose of Advancing Filtration for a Cleaner World. The pillars are as follows:
•technology-led filtration company - Donaldson is a technology-led filtration company with world-class materials, science and conversion expertise. The Company focuses on creating and offering digitally intelligent solutions to its worldwide customers;

•diverse businesses with expanding market opportunities - Donaldson has a diverse portfolio of businesses and products that serve multiple end markets. Through organic growth execution and strategic acquisitions, Donaldson has opportunities to expand into additional end markets and geographies; and
•global presence with deep customer relationships - Donaldson’s global presence, employee development and commitment to customer relationships drives the Company’s end-to-end operational excellence and high levels of customer satisfaction.
Intellectual Capital
Research and Development
Investment in research and development strengthens the Company’s material science capabilities and supports development of new and improved products and solutions. Research and development expenses include scientific research costs such as salaries, facility costs, testing, technical information technology and administrative expenditures. Research and development expenses are for the application of scientific advances to the development of new and improved products and their uses. Substantially all research and development is performed in-house. During the years ended July 31, 2022, 2021 and 2020, the Company spent $69.1 million, $67.8 million and $61.2 million, respectively, on research and development activities, which was 2.1%, 2.4% and 2.4% of net sales, respectively.
Intellectual Property
The Company owns a broad range of intellectual property rights relating to its products and services, which it considers in the aggregate to constitute a valuable asset. These include patents, trade secrets, trademarks, copyrights and other forms of intellectual property rights in the U.S. and a number of foreign countries. The Company protects its innovations arising from research and development through patent filings and owns a portfolio of issued patents, including utility and design patents. The Company also owns various trademarks related to its products and services including Donaldson® and the turbo D logo, Ultra-Web®, PowerCore®, Downflo®, Torit®, Synteq® XP, LifeTec®, iCue™ and Tetratex®, among others. No single intellectual property right is responsible for protecting the Company’s products.
Environmental
Donaldson is subject to a wide variety of local, state and federal environmental laws and regulations in the U.S., as well as the environmental laws and regulations of other countries in which Donaldson conducts business. Donaldson strives to comply with applicable laws and regulations. Failure to comply with these regulations, however, could lead to fines and other penalties. In fiscal 2022, the Company did not experience any material effect on its capital expenditures, results of operations or financial condition, due to compliance with government rules regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, nor does it expect such impact during fiscal 2023.
Human Capital Resources
As of July 31, 2022, the Company had approximately 14,000 full time employees, of which 61% were in production related roles. The Company’s production facilities augment their resources utilizing contingent labor. For over 100 years, the Company has been making a difference with customers, employees, investors, suppliers and communities through a collaborative and diverse workplace where every employee matters. The Company prides itself on providing innovative technologies and solutions backed by talented and dedicated employees guided by its core values.
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
•cultivate innovation - pursue innovation in everything from continuous improvement in processes to breakthrough solutions that create value and competitive advantage;
•operate safely and sustainably - committed to safety in the workplace, being good stewards of natural resources and reducing environmental impacts; and
•enrich communities - share time, resources and talent to make a positive impact.

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
Diversity, Equity and Inclusion
The Company values and welcomes employees’ unique views and contributions, knowing that together the global team can better understand and meet the needs of its customers and communities. The Company participates in outreach and fundraising efforts for organizations focused on diversity and supporting educational opportunities to underserved students and communities.
Benefits
The Company is committed to the health, wealth and work-life balance of employees and offers competitive benefits packages to help support individuals and their families. To support the health and well-being of employees in the U.S. and their dependents, the Company offers a discount on private health insurance policies and provides an employee assistance program. In other parts of the world, the Company offers competitive financial compensation packages that may include both base pay and bonus elements in addition to social programs specific to the countries in which it operates. To help employees provide and prepare for the future, the Company provides several other financial and non-financial benefits.
Employment
The Company attracts a qualified workforce through an inclusive and accessible recruiting process that utilizes online recruiting platforms, campus outreach, internships, recruitment vendor partners, job fairs and other recruitment tools. The Company seeks to retain employees by offering competitive wages, benefits and training opportunities, as well as promoting a safe and healthy workplace. The Company is committed to treating all applicants and employees with the same high level of respect regardless of their gender, ethnicity, religion, national origin, age, marital status, political affiliation, sexual orientation, veteran status, gender identity, disability or other protected status. It is the Company’s policy to comply with all applicable state, local and international laws governing non-discrimination in employment in every location where it operates. This compliance includes terms and conditions of employment, which cover recruiting, hiring, placement, promotion, termination, layoff, recall, transfer, leaves of absence, compensation and training.
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
The Company most recently demonstrated these principles as it conceived and implemented its Coronavirus (COVID-19) pandemic response, which included implementing comprehensive protocols to help keep employees safe and healthy. Employees adapted to evolving conditions and continue to change as processes and procedures are adjusted and aligned with public health authority recommendations.
Community Service
Generations of the Company’s employees and their families give their time, energy and aid to various philanthropic efforts, addressing the needs of our local communities and helping transform lives. Organizations are supported in partnership with the Donaldson Foundation and through numerous volunteer events.

Available Information
The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information, including amendments to those reports, available free of charge through its website at ir.donaldson.com, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (SEC). These filings are available on the SEC’s website at www.sec.gov. Also available on the Company’s website are corporate governance documents, including the Company’s Code of Business Conduct and Business Conduct Help Line, Corporate Governance Guidelines, Director Independence Standards, Audit Committee Charter, Human Resources Committee Charter and Corporate Governance Committee Charter. The information contained on the Company’s website is not incorporated by reference into this Annual Report and should not be considered as part of this report.
Item 1A. Risk Factors
The Company’s (we, our or us) business is subject to various risks and uncertainties. The following discussion outlines what we believe to be the risk factors that could materially and adversely affect our business, reputation, financial condition and results of operations. These risk factors should be considered with the Company’s cautionary comments related to forward-looking statements when evaluating information provided in this Annual Report. Risks not currently known to the Company, or the Company currently believes are immaterial, may also impair the Company’s business, reputation, financial condition and results of operations. The Company periodically reviews its strategies, processes and controls with respect to risk identification, assessment and mitigation with the audit committee of the Company’s board of directors.
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
•ongoing military action by Russia in Ukraine, or in neighboring regions;
•tariffs, trade barriers and other trade restrictions;
•legal and regulatory requirements, including import, export, defense regulations, anti-corruption laws and foreign exchange controls;
•potential difficulties in staffing and managing local operations;
•credit risk of local customers and distributors;
•deterioration in economic conditions, including the effect of inflation on our customers and suppliers;
•difficulties in protecting our intellectual property; and
•local economic, political and social conditions.
Due to the global reach of our operations, our business is subject to a complex system of commercial and trade laws, regulations and policies, including those related to data privacy, trade compliance, anti-corruption and anti-bribery. We experience exposure to, and costs of complying with, these laws and regulations. Our global subsidiaries, joint venture partners and affiliates are governed by laws, rules and business practices that differ from those of the U.S. Our compliance programs may not adequately prevent or deter our employees, agents, distributors, suppliers and other third parties with whom we do business from violating laws, regulations or standards. We may incur defense costs, fines, penalties, damage to our reputation and business disruptions, which could result in an adverse effect on our results of operations, financial condition and cash flows.

Business Disruption - unexpected events, including natural disasters, may increase our cost of doing business or disrupt our operations.
There could be an occurrence of one or more unexpected events, including a terrorist attack, war or civil unrest, a weather event, a natural disaster, a pandemic or other catastrophe in countries in which we operate or in which our suppliers are located. Such an event could result in physical damage to and complete or partial closure of one or more of our headquarters, manufacturing facilities or distribution centers, temporary or long-term disruption in the supply of component products from some local and international suppliers, disruption in the transport of our products to customers and disruption of information systems. Existing insurance coverage may not provide protection for all costs that may arise from any such event. Any disruption in our operations could have an adverse impact on our ability to meet our customer needs or may require us to incur additional expense in order to produce sufficient inventory. Certain unexpected events could adversely impact our business, results of operations, financial condition and cash flows.
COVID-19 Pandemic Business Disruption - the COVID-19 pandemic had, and in the future could have, a negative effect on our business, results of operations, financial condition and cash flows.
The COVID-19 pandemic has significantly impacted the global economy and, consequently, the Company’s business and operations have been, and could continue to be, adversely affected by the COVID-19 pandemic. We experienced temporary shutdowns in certain facilities and we, our employees, suppliers or customers may be prevented in the future from conducting business activities for an indefinite period of time due to shutdowns, import or export restrictions or other preventative measures that may be requested or mandated by governmental authorities.
Further, the COVID-19 pandemic has significantly increased economic uncertainty, has led to volatility in customer demand for the Company’s products and services and has caused supply chain disruptions. These events have and could adversely impact our business, results of operations, financial condition and cash flows.
Russia and Ukraine Conflict - the ongoing military action by Russia in Ukraine could have a negative impact on the global economy which could materially adversely affect our business, results of operations, financial condition and cash flows.
On February 24, 2022, Russian forces launched significant military action against Ukraine. As a result, the U.S. and other countries imposed sanctions, penalties and export controls against certain Russian entities and individuals. Although the duration and impact of the ongoing conflict in Ukraine are highly unpredictable, the conflict could lead to substantial market disruptions, including counter-sanctions, volatility in the credit available to us and our customers, heightened inflation and energy costs, supply chain disruptions, or delays in delivering products to our customers. Any such disruptions could have a negative impact on the global economy, which could materially adversely affect our business, results of operations, financial condition and cash flows.
Operational Risks
Supply Chain - unavailable raw materials, significant demand fluctuations and material cost inflation have and could continue to have an impact on our sales and cost of sales.
We obtain raw materials, including steel, filter media, petroleum-based products and other components from third-party suppliers. We often concentrate our sourcing of some materials from one supplier or a few suppliers. We rely, in part, on our suppliers to ensure they meet required quality and delivery standards. An unanticipated delay in delivery by our suppliers could result in the inability to deliver our products on time and to meet the expectations of our customers. We have experienced, and could continue to experience, an increase in the costs of doing business, including increasing raw material prices and transportation costs, which have and could continue to have an adverse impact on our business, results of operations, financial condition and cash flows.
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
Our ability to fulfill customer orders is dependent on our manufacturing and distribution operations. Although we forecast demand, additional plant capacity takes significant time to bring online, and thus changes in demand could result in longer lead times. We cannot guarantee we will be able to adjust manufacturing capacity, in the short-term, to meet higher customer demand. Efficient operations require streamlining processes to maintain or reduce lead times, which we may not be capable of achieving. Unacceptable levels of service for key customers may result if we are not able to fulfill orders on a timely basis or if product quality, warranty or safety issues result from compromised production. We may not be able to adjust our production schedules to reflect changes in customer demand on a timely basis. Due to the complexity of our manufacturing operations, we may be unable to timely respond to fluctuations in demand, which could adversely impact our business, results of operations, financial condition and cash flows.
Products - maintaining a competitive advantage requires consistent investment with uncertain returns.
We operate in highly competitive markets and have numerous competitors that may already be well-established in those markets. We expect our competitors to continue to improve the design and performance of their products and to introduce new products that could be competitive in both price and performance. We believe we have certain technological advantages over our competitors, but maintaining these advantages requires us to consistently invest in research and development, sales and marketing and customer service and support. There is no guarantee we will be successful in maintaining these advantages and we could encounter the commoditization of our key products. We make investments in new technologies that address increased performance and regulatory requirements around the globe. There is no guarantee we will be successful in completing development or achieving sales of these products or that the margins on such products will be acceptable. A competitor’s successful product innovation could reach the market before ours or gain broader market acceptance, which could adversely impact our business, results of operations, financial condition and cash flows.
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
The businesses and product lines in which we participate are very competitive and we risk losing business based on a wide range of factors, including price, technology, performance, reliability and availability, geographic coverage and customer service. Our customers continue to seek technological innovation, productivity gains, competitive prices, reliability and availability from us and their other suppliers. Additionally, we sell through a variety of channels (e.g., OEM, dealer, distributor, eCommerce) in a diverse set of highly competitive filtration markets. The variability complicates the supply chain, affects working capital needs, requires balance between relationships and drives a more targeted sales force. As a result of these and other factors, we may not be able to compete effectively, which could adversely impact our business, results of operations, financial condition and cash flows.
Customer Concentration and Retention - a number of our customers operate in similar cyclical industries. Economic conditions in these industries could impact our sales.
No customer accounted for 10% or more of our net sales in fiscal 2022, 2021 or 2020. However, a number of our customers are concentrated in similar cyclical industries (e.g., construction, agriculture, mining, oil and gas, transportation, power generation and disk drive), resulting in additional risk based on their respective economic conditions. Our success is also dependent on retaining key customers, which requires us to successfully manage relationships and anticipate the needs of our customers in the channels in which we sell our products. Changes in the economic conditions could materially and adversely impact our results of operations, financial condition and cash flows.

Productivity Improvements - if we do not successfully manage productivity improvements, we may not realize the expected benefits.
Our financial projections assume certain ongoing productivity improvements as a key component of our business strategy to, among other things, contain operating expenses, maintain competitiveness, increase operating efficiencies and align manufacturing capacity to demand. We may not be able to realize the expected benefits and cost savings if we do not successfully execute these plans while continuing to invest in business growth. Difficulties could be encountered or such cost savings may not otherwise be realized, which could adversely impact our business, results of operations, financial condition and cash flows.
Acquisitions, Divestitures and Other Strategic Transactions - the execution of our acquisitions, divestitures and other strategic transactions may not provide the desired return on investment.
We have made and continue to pursue acquisitions and divestitures and may pursue joint ventures, strategic investments and other similar strategic transactions. Acquisitions, joint ventures and strategic investments could negatively impact our profitability and financial condition due to operating and integration inefficiencies, the incurrence of debt, contingent liabilities and amortization of expenses related to intangible assets. There are also a number of other risks involved in acquisitions including the potential loss of key customers or employees, difficulties in assimilating the acquired operations and the diversion of management’s time and attention away from other business matters. Further, during the pendency of a proposed transaction, we may be subject to risks related to a decline in the business and the risk the transaction may not close. Divestitures may involve significant challenges and risks, such as difficulty separating out portions of our business or the potential loss of revenue or negative impacts on margins. The divestitures may also result in ongoing financial or legal proceedings, such as retained liabilities, which could have an adverse impact on our results of operations, financial condition and cash flows.
Cybersecurity Risks
Cybersecurity Risks - vulnerability of our information technology systems and security.
We have many information technology systems that are important to the operation of our business, some of which are managed by third parties. These systems are used to process, transmit and store electronic information and to manage or support a variety of business processes and activities, which are critical to our operations. We could encounter difficulties in developing new systems, maintaining and upgrading our existing systems, managing access to these systems and preventing information security breaches. Additionally, we collect and store sensitive data, including intellectual property and proprietary business information, in data centers and on information technology networks.
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
Information technology security threats are increasing in frequency and sophistication. We have invested in protection to prevent these threats; to date none of them have been material. However, there can be no assurance our efforts will prevent all potential failures, cybersecurity attacks or breaches in our systems. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Should such an attack succeed, it could lead to the compromise of confidential information, manipulation and destruction of data, defective products, production downtimes and operation disruptions. The occurrence of any of these events could adversely affect our reputation and could result in litigation, regulatory action, potential liability, increased costs and operational consequences of implementing further data protection matters. The Company maintains insurance coverage for various cybersecurity and business continuity risks, however, there can be no guarantee all costs or losses incurred will be fully insured. Vulnerabilities could lead to significant additional expenses and an adverse effect on our reputation, business, results of operations, financial condition and cash flows.
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
We are subject to many laws and regulations in the jurisdictions in which we operate. We routinely incur costs in order to comply with these laws and regulations. We may be adversely impacted by new or changing laws and regulations that affect both our operations and our ability to develop and sell products that meet our customers’ requirements. We are involved in various product liability, product warranty, intellectual property, environmental claims and other legal proceedings that arise in and outside of the ordinary course of our business. We are subject to increasingly stringent laws and regulations in the countries in which we operate, including those governing the environment (e.g., emissions to air; discharges to water; and the generation, handling, storage, transportation, treatment and disposal of waste materials) and data protection and privacy. It is not possible to predict the outcome of investigations and lawsuits, and we could incur judgments, fines or penalties or enter into settlements of lawsuits and claims that could have an adverse effect on our business, reputation, results of operations, financial condition and cash flows in any particular period. In addition, we may not be able to maintain our insurance at a reasonable cost or in sufficient amounts to protect us against any losses.
Financial Risks
Currency - an unfavorable fluctuation in foreign currency exchange rates could impact our results of operations.
We have operations in many countries, with a substantial portion of our annual revenue earned in currencies other than the U.S. dollar. We face transactional and translational risks associated with the fluctuations in foreign currency exchange rates. Transactional risk arises from changes in the value of cash flows denominated in different currencies. This can be caused by supply chains that cross borders resulting in revenues and costs being in different currencies. Translational risk arises from the remeasurement of our financial statements. In addition, decreased value of local currency may make it difficult for some of our customers, distributors and end users to purchase our products. Each of our subsidiaries reports its results of operations and financial position in its relevant functional currency, which is then translated into U.S. dollars. This translated financial information is included in our Consolidated Financial Statements. Significant fluctuations of the U.S. dollar in comparison to the foreign currencies of our subsidiaries during discrete periods may have a negative impact on our results of operations, financial condition and cash flows.
Liquidity - changes in the capital and credit markets may negatively affect our ability to access financing to support strategic initiatives.
Disruption of the global financial and credit markets may have an effect on our long-term liquidity and financial condition. There can be no assurance the cost or availability of future borrowings will not be impacted by future capital market disruptions. Some of our existing borrowings contain covenants to maintain certain financial ratios that, under certain circumstances, could restrict our ability to incur additional indebtedness, make investments and other restricted payments, create liens and sell assets.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Company’s corporate headquarters and research facilities are located in Minneapolis, Minnesota. The Company also has administrative and engineering offices and research facilities in the regions of EMEA, APAC and LATAM. The Company’s manufacturing and distribution activities are located throughout the world, and the Company considers its properties to be suitable for their present purposes, well-maintained and in good operating condition.
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
Item 4. Mine Safety Disclosures
Not applicable.

Executive Officers
Our executive officers of the Company as of August 31, 2022 were as follows:

Name	Age	Positions and Offices Held	First Year Appointed as an Executive Officer
Amy C. Becker	57	Vice President, General Counsel and Secretary	2014
Tod E. Carpenter	63	Chairman, President and Chief Executive Officer	2008
Sheila G. Kramer	63	Vice President, Human Resources	2015
Richard B. Lewis	51	Senior Vice President, Global Operations	2017
Scott J. Robinson	55	Senior Vice President and Chief Financial Officer	2015
Thomas R. Scalf	56	Senior Vice President, Engine Products	2014
Jeffrey E. Spethmann	57	Senior Vice President, Industrial Products	2016
Wim Vermeersch	56	Vice President, Europe, Middle East and Africa	2012
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
Mr. Carpenter was appointed Chairman, President and Chief Executive Officer in November 2017. Mr. Carpenter joined the Company in 1996 and has held various positions, including Director of Operations, Gas Turbine Systems; General Manager, Gas Turbine Systems; General Manager, Industrial Filtration Systems; Vice President, Global Industrial Filtration Systems; Vice President, Europe and Middle East; and Senior Vice President, Engine Products. Mr. Carpenter was appointed Chief Operating Officer in April 2014 and President and Chief Executive Officer in April 2015.
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
Mr. Lewis was appointed Senior Vice President, Global Operations in October 2018. Mr. Lewis joined the Company in 2002 and has held various positions, including Plant Manager; Director of Operations; General Manager, Liquid Filtration; General Manager, Operations; and Vice President, Global Operations. Prior to joining the Company, Mr. Lewis held the positions of Operations Manager, Seleco Inc. from 1998 to 2002, and Operations Manager, Ventra Corporation from 1997 to 1998.
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
Mr. Spethmann was appointed Senior Vice President, Industrial Products in April 2016. Mr. Spethmann joined the Company in 2013 and has held various positions, including Vice President, Exhaust and Emissions and Vice President, Global Industrial Air Filtration. Prior to joining the Company, Mr. Spethmann held positions of General Manager and President of Blow Molded Specialties, Inc., from 1999 to 2012.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock, par value $5.00 per share, is traded on the New York Stock Exchange under the symbol “DCI.” As of September 9, 2022, there were 1,215 registered stockholders of common stock.
To determine the appropriate level of dividend payouts, the Company considers recent and projected performance across key financial metrics, including earnings, cash flow from operations and total debt.
Information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the three months ended July 31, 2022 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1 - May 31, 2022	—	$—	—	5,756,816
June 1 - June 30, 2022	213,596	$47.44	213,596	5,543,220
July 1 - July 31, 2022	140,506	$48.42	140,506	5,402,714
Total	354,102	$47.83	354,102	5,402,714
On May 31, 2019, the Board of Directors authorized the repurchase of up to 13.0 million shares of the Company’s common stock. This repurchase authorization is effective until terminated by the Board of Directors. The Company has remaining authorization to repurchase 5.4 million shares under this plan. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the three months ended July 31, 2022. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under stock-based awards to cover the withholding of taxes due as a result of exercising stock options or payment of stock-based awards.
The table set forth in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report is also incorporated herein by reference.

The graph below compares the cumulative total stockholder return on the Company’s common stock for the last five fiscal years with the cumulative total return of the Standard & Poor’s (S&P) 500 Stock Index and the S&P Industrial Machinery Index. The graph and table assume the investment of $100 in each of the Company’s common stock and the specified indexes at the beginning of the applicable period and assume the reinvestment of all dividends.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among Donaldson Company Inc., the S&P 500 Index
and the S&P Industrial Machinery Index

$200
$150
$100
$50
$0
July 31, 2017
July 31, 2018
July 31, 2019
July 31, 2020
July 31, 2021
July 31, 2022
Donaldson Company, Inc.
S&P 500 Stock Index
S&P Industrial Machinery Index

	As of July 31,
	2017	2018	2019	2020	2021	2022
Donaldson Company, Inc.	$100.00	$102.00	$108.55	$106.83	$148.46	$123.94
S&P 500 Stock Index	$100.00	$116.24	$125.52	$140.53	$191.75	$182.85
S&P Industrial Machinery Index	$100.00	$112.88	$121.10	$126.73	$182.96	$157.65
Item 6. [Reserved]
Reserved.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) provides a comparison of the Company’s results of operations, as well as liquidity and capital resources for the years ended July 31, 2022 and 2021. A discussion of changes in the Company’s results of operations and liquidity and capital resources for the year ended July 31, 2021 from July 31, 2020 can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended July 31, 2021 (the “2021 Annual Report”), which was filed with the SEC on September 24, 2021.
The MD&A should be read in conjunction with the Company’s Consolidated Financial Statements and Notes included in Item 8 of this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed elsewhere in this Annual Report, particularly Item 1A, “Risk Factors” and in the Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.

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
Overview
Founded in 1915, Donaldson Company, Inc. is a global leader in technology-led filtration products and solutions, serving a broad range of industries and advanced markets. Donaldson’s diverse, skilled employees at over 140 locations, 74 of which are manufacturing and distribution centers, on six continents partner with customers — from small business owners to the world’s biggest OEM brands — to solve complex filtration challenges. Customers choose Donaldson’s filtration solutions due to their stringent performance requirements, natural replacement change cycles and need for reliability.
The Company’s operating segments are Engine Products and Industrial Products. The Engine segment is organized based on a combination of customers and products and consists of the Off-Road, On-Road, Aftermarket and Aerospace and Defense business units. Within these business units, Engine products consist of replacement filters for both air and liquid filtration applications as well as exhaust and emissions. Applications include air filtration systems, fuel and lube systems, hydraulic applications and exhaust and emissions systems and sensors, indicators and monitoring systems. Engine sells to OEMs in the construction, mining, agriculture, transportation, aerospace and defense end markets and to independent distributors, OEM dealer networks, private label accounts and large fleets.
The Industrial segment is organized based on product type and consists of the IFS, GTS and Special Applications business units. Within the IFS business unit, products consist of dust, fume and mist collectors, compressed air purification systems, gas and liquid filtration for food, beverage and industrial processes. The GTS business unit products consist of air filtration systems for gas turbines. Special applications products include PTFE membrane-based products as well as specialized air and gas filtration systems for applications including hard disk drives and semi-conductor manufacturing and sensors, indicators and monitoring systems. Industrial sells to various dealers, distributors, OEMs and end users.
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
Operating Environment
Russia and Ukraine
Following the Russia and Ukraine conflict, the Company complied with all sanctions, including those from the European Union, Great Britain and the U.S. and ceased direct product shipments into Russia and Belarus. In fiscal years 2022, 2021 and 2020, total revenues associated with customers in these areas were less than 2% of the Company’s net sales in the Consolidated Statements of Earnings. In the fourth quarter of fiscal 2022, the Company recorded a related charge of $3.4 million which was included in corporate and unallocated. The Company recorded $2.4 million in operating expenses, primarily related to accounts receivables, and recorded $1.0 million in cost of sales related to inventory in the Consolidated Statement of Earnings.
Supply Chain Disruptions
The Company continues to experience supply chain disruptions, including global logistics and labor challenges and constrained supplies of steel, petrochemical products and filter media. These disruptions have increased the Company’s input costs significantly and extended lead times. The Company has undertaken steps to mitigate these negative impacts, such as increasing prices, carrying a higher level of inventories, evaluating alternative supply chain options, qualifying additional suppliers and making strategic raw material purchases. This dynamic impacted results throughout fiscal 2022 and is expected to continue into fiscal 2023.
Inflation
In connection with the supply chain disruptions described above, the Company has experienced the effects of inflation related to raw materials and other expenses, including freight, labor and energy. These inflationary pressures have had an adverse impact on profit margins. The Company continues to negotiate price increases with its customers and is working with its suppliers to mitigate these cost increases. Inflation impacted results throughout fiscal 2022 and is expected to continue into fiscal 2023.

Consolidated Results of Operations
Operating Results
Operating results were as follows (in millions, except per share amounts):

	Year Ended July 31,
	2022	% of net sales	2021	% of net sales
Net sales	$3,306.6		$2,853.9
Cost of sales	2,239.2	67.7%	1,882.2	66.0%
Gross profit	1,067.4	32.3	971.7	34.0
Selling, general and administrative	554.8	16.8	519.2	18.2
Research and development	69.1	2.1	67.8	2.4
Operating expenses	623.9	18.9	587.0	20.6
Operating income	443.5	13.4	384.7	13.5
Interest expense	14.9	0.4	13.0	0.5
Other income, net	(9.8)	(0.3)	(9.3)	(0.3)
Earnings before income taxes	438.4	13.3	381.0	13.3
Income taxes	105.6	3.2	94.1	3.3
Net earnings	$332.8	10.1%	$286.9	10.1%

Net earnings per share (EPS) – diluted	$2.66		$2.24
Geographic Net Sales by Origination
Net sales, generally disaggregated by location where the customer’s order was received, were as follows (in millions):

	Year Ended July 31,
	2022	% of net sales	2021	% of net sales
U.S. and Canada	$1,336.8	40.5%	$1,084.2	38.0%
EMEA	963.6	29.1	865.7	30.3
APAC	669.0	20.2	649.2	22.8
LATAM	337.2	10.2	254.8	8.9
Total Company	$3,306.6	100.0%	$2,853.9	100.0%
Impact of Foreign Currency Translation on Net Sales
Net sales were impacted by fluctuations in foreign currency exchange rates. The impact was as follows (in millions):

	Year Ended July 31,
	2022	2021
Prior year net sales	$2,853.9	$2,581.8
Change in net sales excluding translation	539.8	194.1
Impact of foreign currency translation(1)	(87.1)	78.0
Current year net sales	$3,306.6	$2,853.9
(1)The impact of foreign currency translation was calculated by translating current fiscal year foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the prior fiscal year.
Net Sales
Net sales for the year ended July 31, 2022 increased $452.7 million, or 15.9% from fiscal 2021, reflecting higher sales in the Engine Products segment of $345.0 million, or 17.6%, and the Industrial Products segment of $107.7 million, or 12.0%. Foreign currency translation decreased net sales by $87.1 million compared to the prior fiscal year, reflecting decreases in the Engine Products and Industrial Products segments of $55.1 million and $32.0 million, respectively. In fiscal 2022, the Company’s net sales increased from strong, broad-based end-market demand and higher pricing.

Cost of Sales and Gross Margin
Cost of sales for the year ended July 31, 2022 was $2,239.2 million, compared with $1,882.2 million for the year ended July 31, 2021, an increase of $357.0 million, or 19.0%. Gross margin as a percentage of net sales for the year ended July 31, 2022 was 32.3% compared with 34.0% for the year ended July 31, 2021, a decrease of 1.7%. The gross margin as a percentage of net sales decrease was driven by supply chain disruptions which increased input costs, higher raw material, freight, energy and labor costs as well as an inventory charge of $1.0 million related to the Russia and Ukraine conflict in the current fiscal year, partially offset by pricing. Prior fiscal year gross margin was negatively impacted by restructuring charges of $5.8 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended July 31, 2022 were $554.8 million, or 16.8% of net sales, compared with $519.2 million, or 18.2% of net sales, for the year ended July 31, 2021, an increase of $35.6 million, or 6.9%. The 140 basis point decrease in selling, general and administrative expenses as a percentage of net sales reflects greater leverage from higher sales, partially offset by a charge of $2.4 million related to the Russia and Ukraine conflict in the current fiscal year. In addition, prior fiscal year selling, general and administrative expenses included restructuring charges of $9.0 million.
Research and Development Expenses
Research and development expenses for the year ended July 31, 2022 were $69.1 million, or 2.1% of net sales, compared with $67.8 million, or 2.4% of net sales, for the year ended July 31, 2021, an increase of $1.3 million, or 2.0%. Research and development expenses as a percentage of net sales reflects the Company’s continued investment in technology.
Non-Operating Items
Interest expense for the year ended July 31, 2022 was $14.9 million, compared with $13.0 million, for the year ended July 31, 2021, an increase of $1.9 million, or 13.9%. The increase reflected a higher debt level.
Other income, net for the year ended July 31, 2022 was $9.8 million, compared with $9.3 million, for the year ended July 31, 2021, an increase of $0.5 million, or 5.0%.
Income Taxes
The effective tax rates were 24.1% and 24.7% for the years ended July 31, 2022 and 2021, respectively. The lower effective tax rate was primarily due to an overall increase in discrete tax benefits.
Net Earnings
Net earnings for the year ended July 31, 2022 were $332.8 million, compared with $286.9 million for the year ended July 31, 2021, an increase of $45.9 million, or 16.0%. Diluted EPS were $2.66 for the year ended July 31, 2022, compared with $2.24 for the year ended July 31, 2021.
Net earnings were impacted by fluctuations in foreign currency exchange rates. The impact of these fluctuations on net earnings was as follows (in millions):

	Year Ended July 31,
	2022	2021
Prior year net earnings	$286.9	$257.0
Change in net earnings excluding translation	56.8	19.1
Impact of foreign currency translation(1)	(10.9)	10.8
Current year net earnings	$332.8	$286.9
(1)The impact of foreign currency translation was calculated by translating current fiscal year foreign currency net earnings into U.S. dollars using the average foreign currency exchange rates for the prior fiscal year.
Restructuring
In the second quarter of fiscal 2021, the Company initiated activities to further improve its operating and manufacturing cost structure, primarily in EMEA. These activities resulted in restructuring expenses, primarily related to severance, of $14.8 million. Charges of $5.8 million were included in cost of sales and $9.0 million were included in operating expenses in the Consolidated Statement of Earnings for the year ended July 31, 2021. The Company expects approximately $8 million in annualized savings from these restructuring activities, and the initiative is now substantially completed.

Segment Results of Operations
Net sales and earnings before income taxes were as follows (in millions):

	Year Ended July 31,
	2022	2021	$ Change	% Change
Net sales
Engine Products segment	$2,302.7	$1,957.7	$345.0	17.6%
Industrial Products segment	1,003.9	896.2	107.7	12.0
Total Company	$3,306.6	$2,853.9	$452.7	15.9%

Earnings before income taxes
Engine Products segment	$329.2	$289.0	$40.2	13.9%
Industrial Products segment	162.5	133.3	29.2	21.9
Corporate and unallocated(1)	(53.3)	(41.3)	(12.0)	29.1
Total Company	$438.4	$381.0	$57.4	15.1%
(1)Corporate and unallocated includes corporate expenses determined to be non-allocable to the segments, such as interest expense, restructuring charges and certain incentive compensation. In fiscal 2022, corporate and unallocated also included a charge of $3.4 million related to the Russia and Ukraine conflict.
Engine Products Segment
Net sales were as follows (in millions):

	Year Ended July 31,
	2022	2021	$ Change	% Change
Off-Road	$405.8	$328.1	$77.7	23.7%
On-Road	136.1	138.8	(2.7)	(2.0)
Aftermarket	1,640.3	1,394.6	245.7	17.6
Aerospace and Defense	120.5	96.2	24.3	25.3
Total Engine Products segment	$2,302.7	$1,957.7	$345.0	17.6%

Engine Products segment earnings before income taxes	$329.2	$289.0	$40.2	13.9%
Net sales for the Engine Products segment for the year ended July 31, 2022 were $2,302.7 million, compared with $1,957.7 million for the year ended July 31, 2021, an increase of $345.0 million, or 17.6%. Excluding a $55.1 million decrease from foreign currency translation, net sales increased 20.4%.
Net sales of Aftermarket increased $245.7 million, which reflected broad growth across all regions driven by pricing and continued high end-market demand. Net sales of Off-Road increased $77.7 million primarily due to increased pricing, equipment production levels remaining high in most regions, with the exception of mainland China, and strong sales for Exhaust and Emissions in EMEA. Aerospace and Defense increased by $24.3 million as stronger economic conditions in the commercial aerospace industry and market share gains drove results.
Earnings before income taxes for the Engine Products segment for the year ended July 31, 2022 were $329.2 million, or 14.3% of Engine Products’ net sales, a decrease from 14.8% of net sales for the year ended July 31, 2021. The decrease was driven by supply chain disruptions which increased input costs, higher raw material, freight, energy and labor costs, partially offset by pricing. Prior fiscal year earnings were negatively impacted by restructuring charges of $2.5 million.

Industrial Products Segment
Net sales were as follows (in millions):

	Year Ended July 31,
	2022	2021	$ Change	% Change
Industrial Filtration Solutions (IFS)	$711.2	$621.9	$89.3	14.4%
Gas Turbine Systems	110.2	96.2	14.0	14.6
Special Applications	182.5	178.1	4.4	2.5
Total Industrial Products	$1,003.9	$896.2	$107.7	12.0%

Industrial Products segment earnings before income taxes	$162.5	$133.3	$29.2	21.9%
Net sales for the Industrial Products segment for the year ended July 31, 2022 were $1,003.9 million, compared with $896.2 million for the year ended July 31, 2021, an increase of $107.7 million, or 12.0%. Excluding a $32.0 million decrease from foreign currency translation, net sales increased 15.6%.
Net sales of IFS increased $89.3 million primarily in the U.S. reflecting improved end market conditions in Industrial Air Filtration (IAF) for both first-fit and replacement parts of dust collection products. EMEA had continued strength in IAF and Process Filtration within the food and beverage market. IFS includes net sales related to acquisitions in fiscal 2022 of Solaris and PAIS which were immaterial for the fiscal year. All business units in IFS benefited from increased pricing. GTS increased by $14.0 million due to pricing and project timing.
Earnings before income taxes for the Industrial Products segment for the year ended July 31, 2022 were $162.5 million, or 16.2% of Industrial Products’ net sales, an increase from 14.9% of net sales for the year ended July 31, 2021. The increase was driven by higher sales leveraging operating expenses and pricing, partially offset by supply chain disruptions which increased input costs and increased raw material, freight, labor and energy costs. Prior fiscal year earnings were negatively impacted by restructuring charges of $6.5 million.
Liquidity, Capital Resources, Capital Requirements and Financial Condition
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
Cash Flow Summary
Cash flows were as follows (in millions):

	July 31,
	2022	2021	$ Change
Net cash provided by (used in):
Operating activities	$252.8	$401.9	$(149.1)
Investing activities	(154.0)	(58.3)	(95.7)
Financing activities	(114.2)	(363.3)	249.1
Effect of exchange rate changes on cash	(14.1)	5.9	(20.0)
Decrease in cash and cash equivalents	$(29.5)	$(13.8)	$(15.7)
Operating Activities
Cash provided by operating activities for the year ended July 31, 2022 was $252.8 million, compared with $401.9 million for the year ended July 31, 2021, a decrease of $149.1 million. The decrease in cash provided by operating activities was primarily driven by an increase in inventory as the Company continues to experience strengthening demand while mitigating supply chain disruptions, higher incentive compensation paid as well as increased accounts payable driven by higher business activity, partially offset by higher earnings.

Investing Activities
Cash used in investing activities for the year ended July 31, 2022 was $154.0 million, compared with $58.3 million for the year ended July 31, 2021, an increase of $95.7 million. In fiscal 2022, the Company acquired Solaris, Purilogics and PAIS for cash consideration of $68.9 million, net of cash acquired, and invested a higher level of capital investment in various projects, including capacity expansion, cost reduction initiatives and tooling for new programs.
Financing Activities
Cash used in financing activities generally relates to the use of cash for payment of dividends and repurchases of the Company’s common stock, net of borrowing activity and proceeds from the exercise of stock options. Cash used in financing activities for the year ended July 31, 2022 was $114.2 million, compared with $363.3 million for the year ended July 31, 2021, a decrease of $249.1 million. The decrease was driven primarily by proceeds from the issuance of new debt.
To determine the level of dividend and share repurchases, the Company considers recent and projected performance across key financial metrics, including earnings, cash flow from operations and total debt. Dividends paid for the years ended July 31, 2022 and 2021 were $110.1 million and $107.2 million, respectively. Share repurchases for the years ended July 31, 2022 and 2021 were $170.6 million and $142.2 million, respectively.
Capital Resources
Additional sources of liquidity are existing cash and available credit facilities. Cash and cash equivalents as of July 31, 2022 was $193.3 million, compared with $222.8 million as of July 31, 2021. A significant portion of the Company’s cash and cash equivalents are held by subsidiaries throughout the world as over half of the Company’s earnings occur outside the U.S. Additionally, the Company has capacity of $615.0 million available for further borrowing under existing credit facilities as of July 31, 2022.
Short-term borrowing capacity as of July 31, 2022 was as follows (in millions):

	European Commercial Paper Program	U.S. Credit Facilities	European Operations Credit Facilities	Rest of the World Credit Facilities	Total
Available short-term credit facilities	$102.1	$100.0	$42.4	$52.8	$297.3
Reductions to borrowing capacity:
Outstanding borrowings	—	—	—	3.7	3.7
Other non-borrowing reductions	—	—	27.0	19.1	46.1
Total reductions	—	—	27.0	22.8	49.8
Remaining borrowing capacity	$102.1	$100.0	$15.4	$30.0	$247.5

Weighted average interest rate as of July 31, 2022	N/A	N/A	N/A	0.37%	N/A
Other non-borrowing reductions include financial instruments such as bank guarantees and foreign exchange instruments.
Long-term borrowing capacity is maintained through a $500.0 million revolving credit facility. Borrowings against the credit facility are reported on the Consolidated Balance Sheets. Borrowing capacity as of July 31, 2022 was as follows (in millions):

Revolving credit facility	$500.0
Reductions to borrowing capacity:
Outstanding borrowings	125.0
Contingent liability for standby letters of credit	7.5
Total reductions	132.5
Remaining borrowing capacity	$367.5

Weighted average interest rate as of July 31, 2022	2.88%
Certain debt agreements contain financial covenants related to interest coverage and leverage ratios, as well as other non-financial covenants. As of July 31, 2022, the Company was in compliance with all such covenants.

Capital Requirements
The Company’s cash requirements within the next 12 months include short-term borrowings, accounts payable, accrued expenses, income taxes payable, dividends payable, purchase commitments and other current liabilities. Additionally, in fiscal 2023, the Company expects its cash paid for capital expenditures to be between $115 million and $135 million, primarily associated with capacity expansion, new products and technologies as well as infrastructure investments.
The Company’s cash requirements greater than 12 months from various contractual obligations and commitments primarily include:
•debt obligations and interest payments - see Note 7. Short-Term Borrowings and Long-Term Debt in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K for further detail of the Company’s debt and the timing of expected future principal and interest payments; and
•operating leases - see Note 9. Leases in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K for further detail of our lease obligations and the timing of expected future payments.
The Company believes the liquidity available from the combination of expected cash generated by operating activities, existing cash and available credit under existing credit facilities will be sufficient to meet its cash requirements for the next 12 months and beyond, including working capital needs, debt service obligations, capital expenditures, payment of anticipated dividends, share repurchase activity and potential acquisitions.
Financial Condition
The Company’s total capitalization components and debt-to-capitalization ratio were as follows (in millions):

	July 31,
	2022	%	2021	%
Short-term borrowings	$3.7	0.2%	$48.5	2.9%
Current maturities of long-term debt	—	—	—	—
Long-term debt	644.3	36.2	461.0	28.0
Total debt	648.0	36.4	509.5	30.9

Total stockholders’ equity	1,133.2	63.6	1,137.1	69.1
Total capitalization	$1,781.2	100.0%	$1,646.6	100.0%
As of July 31, 2022, total debt, including short-term borrowings and long-term debt, represented 36.4% of total capitalization, defined as total debt plus total stockholders’ equity, compared with 30.9% as of July 31, 2021.
Long-term debt outstanding as of July 31, 2022 was $644.3 million compared with $461.0 million as of July 31, 2021, an increase of $183.3 million. In fiscal 2022, the Company received proceeds of $150.0 million of unsecured senior notes for which it had entered into an agreement in fiscal 2021, and had additional borrowings on its revolving credit facilities.
Working Capital
In order to help measure and analyze the impact of working capital management, the Company calculates days sales outstanding as the average accounts receivable, net for the quarter, divided by net sales for the quarter multiplied by the number of days in the quarter. The Company calculates days inventory outstanding as the average inventories, net for the quarter, divided by cost of sales for the quarter multiplied by the number of days in the quarter, and calculates inventory turns as the cost of sales for the quarter, annualized by the ratio of the number of days in the year to the number of days in the quarter, divided by the average inventories, net for the quarter. The Company calculates days payable outstanding as the average accounts payable for the quarter, divided by cost of sales for the quarter multiplied by the number of days in the quarter.
Accounts receivable, net as of July 31, 2022 was $616.6 million, compared with $552.7 million as of July 31, 2021, an increase of $63.9 million. Days sales outstanding were 62 days as of July 31, 2022, a decrease from 65 days as of July 31, 2021.
Inventories, net as of July 31, 2022 was $502.4 million, compared with $384.5 million as of July 31, 2021, an increase of $117.9 million. Days inventory outstanding were 78 days as of July 31, 2022, an increase from 68 days as of July 31, 2021. Inventory turns were 4.7 times and 5.4 times per year as of July 31, 2022 and 2021, respectively.
Accounts payable as of July 31, 2022 was $338.5 million, compared with $293.9 million as of July 31, 2021, an increase of $44.6 million. Days payable outstanding were 52 days as of July 31, 2022, an increase from 51 days as of July 31, 2021.

Off-Balance Sheet Arrangements
Joint Venture Guarantee
The Company has an unconsolidated joint venture, Advanced Filtration Systems Inc. (AFSI), established by the Company and Caterpillar Inc. (Caterpillar) in 1986. AFSI designs and manufactures high-efficiency fluid filters used in Caterpillar’s machinery worldwide. The Company and Caterpillar equally own the shares of AFSI, and both companies guarantee certain debt and banking services, including credit and debit cards, merchant processing and treasury management services, of the joint venture. The Company accounts for AFSI as an equity method investment.
The outstanding debt relating to AFSI, which the Company guarantees half, was $68.8 million and $37.8 million as of July 31, 2022 and 2021, respectively. AFSI has $63.0 million in revolving credit facilities which expire in 2024 and $17.0 million in an additional multi-currency revolving credit facility which terminates upon notification of either party. The Company does not believe this guarantee will have a current or future effect on its financial condition, results of operations, liquidity or capital resources.
Critical Accounting Estimates
The Company’s Consolidated Financial Statements are prepared in conformity with GAAP. Our significant accounting policies are disclosed in Note 1 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report. The preparation of these Consolidated Financial Statements requires the use of estimates and judgments that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the periods presented. Management bases estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about recorded amounts. The Company believes its use of estimates and underlying accounting assumptions adheres to GAAP and are reasonable and consistently applied. The Company’s Critical Accounting Estimates are those which require more significant assumptions and judgments used in the preparation of its Consolidated Financial Statements and are the most important to aid in fully understanding its financial results. The Company’s Critical Accounting Estimates are as follows:
Revenue Recognition - Variable Consideration
Revenue is measured as the amount of consideration the Company expects to receive in exchange for the fulfillment of performance obligations. The transaction price of a contract could be reduced by variable consideration including volume, purchase rebates and discounts, product refunds and returns. At the time of sale to a customer, the Company records an estimate of variable consideration as a reduction from gross sales. The Company primarily relies on historical experience and anticipated future performance to estimate the variable consideration. Revenue is recognized to the extent it is probable a significant reversal of revenue will not occur when the contingency is resolved.
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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. Goodwill is assessed for impairment annually or if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The Company performed its annual impairment assessment during the third quarter of fiscal 2022. The goodwill impairment assessment is conducted at a reporting unit level, which is one level below the operating segment level, and utilizes either a qualitative or quantitative assessment. The Company determined the fair value for all its reporting units was substantially in excess of their respective carrying values and there were no indicators of impairment for any of the reporting units evaluated. An impairment loss would be recognized when the carrying amount of a reporting unit’s net assets exceeds the estimated fair value of the reporting unit.

The optional qualitative assessment evaluates general economic, industry and entity-specific factors that could impact the reporting units’ fair values. For reporting units evaluated using a qualitative assessment, if it is determined the fair value more likely than not exceeds the carrying value, no further assessment is necessary. The Company has elected this option for certain reporting units. For reporting units evaluated using a quantitative assessment, the fair values are determined using an income approach, a market approach or a weighting of the two. The income approach determines fair value based on discounted cash flow models derived from the reporting units’ long-term forecasts. The market approach determines fair value based on earnings multiples derived from prices investors paid for the stocks of comparable publicly traded companies. Estimates and assumptions are utilized in the valuations, including discounted projected cash flows, earnings before interest, taxes, depreciation and amortization margins, terminal value growth rates, revenue growth rates, discount rates and the determination of comparable, publicly traded companies. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment.
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
Additionally, benefits of tax return positions are recognized in the Consolidated Financial Statements when the position is more likely than not to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that in the Company’s judgment is greater than 50% likely to be realized. The Company maintains a reserve for uncertain tax benefits that are currently unresolved and routinely monitors the potential impact of such situations. The liability for unrecognized tax benefits, accrued interest and penalties was $16.3 million and $20.3 million as of July 31, 2022 and 2021, respectively.
The Company believes it is remote that any adjustment necessary to the reserve for income taxes for the next 12 months will be material. However, it is possible the ultimate resolution of audits or disputes may result in a material change to the Company’s reserve for income taxes, although the quantification of such potential adjustments cannot be made at this time.
Defined Benefit Pension Plans
The Company incurs expenses for employee benefits provided through defined benefit pension plans. In accounting for these defined benefit pension plans, management must make a variety of estimates and assumptions including discount rates and expected return on plan assets. The Company considers current and historical data and uses a third-party specialist to assist management in determining these estimates.
Discount Rates
The Company’s objective in selecting a discount rate is to select the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date, taking into account the nature and duration of the benefit obligations of the plan. In making this best estimate, the Company looks at the rates of return on high-quality fixed-income investments currently available and expected to be available, during the period to maturity of the benefits. This process includes assessing the universe of bonds available on the measurement date with a quality rating of Aa or better. Similar appropriate benchmarks are used to determine the discount rate for the non-U.S. plans. The Company utilized a 4.62% and 2.55% weighted average discount rate for its U.S. plans for the years ended July 31, 2022 and 2021, respectively. The Company used a 3.26% and 1.55% weighted average discount rate for its non-U.S. plans for the years ended July 31, 2022 and 2021, respectively.
Expected Long-Term Rate of Return on Plan Assets
The Company considers historical returns and future expected returns for each asset class, as well as the target asset allocation to develop the assumption for each of its U.S. pension plans. The assumption for non-U.S. pension plans reflects the investment allocation and expected total portfolio returns specific to each plan and country.
The Company utilized a 5.41% and 5.33% asset-based weighted average expected return on plan assets for its U.S. plans for the years ended July 31, 2022 and 2021, respectively. The Company utilized a 3.40% and 3.13% asset-based weighted average expected return on plan assets for its non-U.S. plans for the years ended July 31, 2022 and 2021, respectively. The expected returns on plan assets are used to develop the following fiscal years’ expense for the plans.

Alternative Assumptions
If the Company were to use alternative assumptions for its pension plans as of July 31, 2022, a one percentage point change in the assumptions would impact fiscal 2022 net periodic benefit cost as follows (in millions):

	+1%	(1)%
Rate of return	$(4.8)	$4.8
Discount rate	$(0.7)	$1.8
The Company’s net periodic benefit cost recognized in the Consolidated Statements of Earnings was $2.8 million, $5.3 million and $7.2 million for the years ended July 31, 2022, 2021 and 2020, respectively. While changes to the Company’s pension plan assumptions would not be expected to impact its net periodic benefit cost by a material amount, such changes could significantly impact the Company’s projected benefit obligation.
Business Combinations
The Company allocates the purchase price of acquired businesses to the estimated fair values of the assets acquired and liabilities assumed, as well as any contingent consideration, where applicable, as of the date of acquisition. The fair values of the long-lived assets acquired, primarily intangible assets, are determined using calculations which can be complex and require significant judgment. Estimates include many factors such as the nature of the acquired company’s business, its historical financial position and results, customer retention rates, discount rates and expected future performance. Independent valuation specialists are used to assist in determining certain fair value calculations.
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
While, the Company uses its best estimates and assumptions, especially at the acquisition date, including its estimates for intangible assets, pre-acquisition contingencies and any contingent consideration, where applicable, the fair value estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Any adjustments required after the measurement period are recorded in the Consolidated Statements of Earnings. The judgments required in determining the estimated fair values and expected useful lives assigned to each class of assets and liabilities acquired can significantly affect net income.
New Accounting Standard Not Yet Adopted
For the new accounting standard not yet adopted, refer to Note 1 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.
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

These forward-looking statements speak only as of the date such statements are made and are subject to risks and uncertainties that could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed. These factors include, but are not limited to, challenges in global operations; impacts of global economic, industrial and political conditions on product demand, including the Russia and Ukraine conflict; impacts from unexpected events, including the COVID-19 pandemic; effects of unavailable raw materials or material cost inflation; inability to attract and retain qualified personnel; inability to meet customer demand; inability to maintain competitive advantages; threats from disruptive technologies; effects of highly competitive markets with pricing pressure; exposure to customer concentration in certain cyclical industries; inability to manage productivity improvements; results of execution of any acquisition, divestiture and other strategic transactions; vulnerabilities associated with information technology systems and security; inability to protect and enforce intellectual property rights; costs associated with governmental laws and regulations; impacts of foreign currency fluctuations; and effects of changes in capital and credit markets. These and other factors are described in Part I, Item 1A, “Risk Factors” of this Annual Report. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The Company’s market risk includes the potential loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. To manage these risks, the Company employs certain strategies to mitigate the effect of these fluctuations. The Company does not enter into any of these instruments for trading or speculative purposes.
The Company maintains significant assets and operations outside the U.S., resulting in exposure to foreign currency gains and losses. A portion of the Company’s foreign currency exposure is naturally hedged by incurring liabilities, including bank debt, denominated in the local currency in which the Company’s foreign subsidiaries are located.
During fiscal 2022, the U.S. dollar was generally stronger than in fiscal 2021 compared with many of the currencies of the foreign countries in which the Company operates. The overall stronger dollar had a negative impact on the Company’s international net sales and net earnings because the foreign denominated revenues translated into less U.S. dollars in many regions around the world. The estimated impact of foreign currency translation for the year ended July 31, 2022 resulted in an overall decrease in reported net sales of $87.1 million and a decrease in reported net earnings of $10.9 million.
Derivative Fair Value Measurements
The Company enters into derivative instrument agreements, including foreign currency forward contracts, net investment hedges and interest rate swaps, to manage risk in connection with changes in foreign currency and interest rates. The Company only enters into derivative instrument agreements with counterparties who have highly rated credit. See Notes 12, 15 and 16 in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report.
Foreign Currency Forward Contracts - Cash Flow Hedges and Derivatives Not Designated as Hedging Instruments
The Company buys materials from foreign suppliers. Those transactions can be denominated in those suppliers’ local currency. The Company also sells to customers in foreign countries. Those transactions can be denominated in those customers’ local currency. Both of these transaction types can create volatility in the Company’s financial statements. The Company uses foreign currency forward contracts to manage those exposures and fluctuations. These contracts generally mature in 12 months or less, which is consistent with the forecasts of the related purchases and sales. Certain contracts are designated as cash flow hedges, whereas the remaining contracts, most of which are related to certain intercompany transactions which offset balance sheet exposure, are not designated as hedging instruments. The total notional amounts of the foreign currency forward contracts designated as hedges as of July 31, 2022 and 2021 were $158.0 million and $117.2 million, respectively. The total notional amounts of the foreign currency forward contracts not designated as hedges as of July 31, 2022 and 2021 were $151.6 million and $154.2 million, respectively.
Net Investment Hedges
The Company uses fixed-to-fixed cross-currency swap agreements to hedge its exposure to adverse foreign currency exchange rate movements for its operations in Europe. The Company has elected the spot method for designating these contracts as net investment hedges.
The total notional amount of net investment hedges as of July 31, 2022 and 2021 were €80 million, or $88.8 million, and €50 million, or $55.8 million, respectively. The maturity dates range from 2027 to 2029.
Based on the net investment hedges outstanding as of July 31, 2022, a 10% appreciation of the U.S. dollar compared to the Euro, would result in a net gain of $7.8 million in the fair value of these contracts.

Interest Rates
The Company’s exposure to market risk for changes in interest rates primarily relates to debt obligations that are at variable rates, as well as the potential increase in the fair value of long-term debt resulting from a potential decrease in interest rates. As of July 31, 2022, the Company’s financial liabilities with exposure to changes in interest rates consisted mainly of $125.0 million outstanding on the Company’s revolving credit facility, €80.0 million, or $81.7 million of a variable rate term loan, and ¥2.0 billion, or $15.0 million, of variable rate senior notes. As of July 31, 2022, additional short-term borrowings outstanding consisted of $3.7 million. Assuming a hypothetical 0.5 percentage point increase in short-term interest rates, with all other variables remaining constant, interest expense would have increased approximately $1.1 million and interest income would have increased by an immaterial amount in fiscal 2022. Interest rate changes would also affect the fair market value of fixed-rate debt. As of July 31, 2022, the estimated fair values of fixed interest rate long-term debt were $396.9 million compared to the carrying values of $425.0 million. The fair values are estimated by discounting the projected cash flows using the interest rates at which similar amounts of debt could currently be borrowed.
In addition, the Company is exposed to market risk for changes in interest rates for the impact to its qualified defined benefit pension plans. The plans’ projected benefit obligation is inversely related to changes in interest rates. Consistent with published bond indices, in fiscal 2022, the Company increased its weighted average discount rate from 2.55% to 4.62% on its U.S. plans and increased its weighted average discount rate from 1.55% to 3.26% on its non-U.S. plans. To protect against declines in interest rates, the pension plans hold high-quality, long-duration bonds. The rates impact both the projected benefit obligation and the fair value of the plan assets, and hence, the funded status of the plans. The plans were overfunded by $17.2 million as of July 31, 2022, since the fair value of the plan assets exceeded the projected benefit obligation.
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
Bankers’ Acceptance Notes
Consistent with common business practice in APAC, the Company has subsidiaries which accept bankers’ acceptance notes from their customers in settlement of certain customer billed accounts receivable. Bankers’ acceptance notes represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers’ acceptance note as of the maturity date. The maturity dates of bankers’ acceptance notes vary, but it is the Company’s policy to only accept bankers’ acceptance notes with maturity dates no more than 180 days from the date of the Company’s receipt of such draft. As of July 31, 2022 and 2021, the Company owned $12.6 million and $14.1 million, respectively, of these bankers’ acceptance notes and includes them in accounts receivable on the Consolidated Balance Sheets.

Item 8. Financial Statements and Supplementary Data
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2022. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control - Integrated Framework - version 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of July 31, 2022 based on criteria in Internal Control-Integrated Framework issued by the COSO. The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of July 31, 2022, as stated in its report, which appears herein.

/s/ Tod E. Carpenter	/s/ Scott J. Robinson

Tod E. Carpenter	Scott J. Robinson
Chairman, President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
September 23, 2022	September 23, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Donaldson Company, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Donaldson Company, Inc. and its subsidiaries (the “Company”) as of July 31, 2022 and 2021, and the related consolidated statements of earnings, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended July 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of July 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessment – Reporting Unit within the Industrial Products Segment

As described in Note 6 to the consolidated financial statements, the Company’s consolidated goodwill balance and goodwill balance for the Industrial Products segment was $345.8 million and $262.1 million, respectively, as of July 31, 2022. As disclosed, management conducts a goodwill impairment test during the third quarter of each fiscal year. For reporting units evaluated using a quantitative assessment, the fair values are determined using an income approach, a market approach or a weighting of the two. The income approach determines fair value based on discounted cash flow models derived from the reporting units’ long-term forecasts. The market approach determines fair value based on earnings multiples derived from prices investors paid for the stocks of comparable, publicly traded companies. An impairment loss would be recognized when the carrying amount of a reporting unit’s net assets exceeds the estimated fair value of the reporting unit. Estimates and assumptions are utilized in the valuations, including discounted projected cash flows, terminal value growth rates, revenue growth rates, earnings before interest, taxes, depreciation and amortization (EBITDA) margins, discount rates, and the determination of comparable, publicly traded companies.

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
September 23, 2022

We have served as the Company’s auditor since 2002.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)

	Year ended July 31,
	2022	2021	2020
Net sales	$3,306.6	$2,853.9	$2,581.8
Cost of sales	2,239.2	1,882.2	1,710.2
Gross profit	1,067.4	971.7	871.6
Selling, general and administrative	554.8	519.2	470.3
Research and development	69.1	67.8	61.2
Operating expenses	623.9	587.0	531.5
Operating income	443.5	384.7	340.1
Interest expense	14.9	13.0	17.4
Other income, net	(9.8)	(9.3)	(12.5)
Earnings before income taxes	438.4	381.0	335.2
Income taxes	105.6	94.1	78.2
Net earnings	$332.8	$286.9	$257.0

Weighted average shares – basic	123.7	126.4	126.9
Weighted average shares – diluted	125.2	128.2	128.3

Net earnings per share – basic	$2.69	$2.27	$2.03
Net earnings per share – diluted	$2.66	$2.24	$2.00
See Notes to Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year ended July 31,
	2022	2021	2020
Net earnings	$332.8	$286.9	$257.0
Other comprehensive income:
Foreign currency translation (loss) income	(99.6)	30.0	18.7
Pension liability adjustment, net of deferred taxes of $(2.1), $(11.5) and $3.3, respectively	7.2	35.3	(11.0)
Derivatives:
Gains on hedging derivatives, net of deferred taxes of $(2.0), $(0.2) and $0.0, respectively	7.2	0.8	0.6
Reclassifications of (gains) losses on hedging derivatives to net earnings, net of taxes of $0.5, $(0.1) and $(0.4), respectively	(2.2)	(0.3)	0.6
Total derivatives	5.0	0.5	1.2
Net other comprehensive (loss) income	(87.4)	65.8	8.9
Comprehensive income	$245.4	$352.7	$265.9
See Notes to Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

	As of July 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$193.3	$222.8
Accounts receivable, less allowances of $7.6 and $7.0, respectively	616.6	552.7
Inventories, net	502.4	384.5
Prepaid expenses and other current assets	94.2	84.0
Total current assets	1,406.5	1,244.0
Property, plant and equipment, net	594.4	617.8
Goodwill	345.8	322.5
Intangible assets, net	99.8	61.6
Other long-term assets	153.8	154.3
Total assets	$2,600.3	$2,400.2

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$3.7	$48.5
Accounts payable	338.5	293.9
Accrued employee compensation and related taxes	113.8	126.8
Income taxes payable	31.8	17.7
Dividend payable	28.3	27.6
Other current liabilities	113.5	92.1
Total current liabilities	629.6	606.6
Long-term debt	644.3	461.0
Non-current income taxes payable	69.4	80.7
Deferred income taxes	32.7	26.6
Other long-term liabilities	91.1	88.2
Total liabilities	1,467.1	1,263.1

Commitments and contingencies (Note 18)

Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued	758.2	758.2
Additional paid-in capital	13.7	5.8
Retained earnings	1,830.4	1,608.4
Stock-based compensation plans	18.6	12.8
Accumulated other comprehensive loss	(205.6)	(118.2)
Treasury stock, 29,089,612 and 26,620,560 shares, respectively, at cost	(1,282.1)	(1,129.9)
Total stockholders’ equity	1,133.2	1,137.1
Total liabilities and stockholders’ equity	$2,600.3	$2,400.2
See Notes to Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year ended July 31,
	2022	2021	2020
Operating Activities
Net earnings	$332.8	$286.9	$257.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	93.8	95.3	87.6
Equity in earnings of affiliates, net of distributions	0.3	(2.1)	(2.7)
Deferred income taxes	(1.4)	(5.9)	2.7
Stock-based compensation expense	20.4	14.2	15.2
Other, net	10.6	19.6	23.9
Changes in operating assets and liabilities, excluding effect of acquired businesses:
Accounts receivable, net	(100.8)	(92.7)	77.1
Inventories, net	(147.8)	(56.3)	11.9
Prepaid expenses and other current assets	(10.5)	(5.3)	1.4
Accounts payable	51.1	106.6	(43.5)
Income taxes payable	4.9	(3.6)	(13.1)
Accrued employee compensation and related taxes and other current liabilities	(0.6)	45.2	(30.5)
Net cash provided by operating activities	252.8	401.9	387.0

Investing Activities
Purchases of property, plant and equipment	(85.5)	(59.0)	(124.4)
Proceeds from sale of property, plant and equipment	0.4	0.7	2.0
Acquisitions, net of cash acquired	(68.9)	—	(6.5)
Net cash used in investing activities	(154.0)	(58.3)	(128.9)

Financing Activities
Proceeds from long-term debt	289.3	7.9	262.4
Repayments of long-term debt	(90.0)	(170.4)	(281.0)
Change in short-term borrowings	(43.9)	45.2	0.9
Purchase of non-controlling interests	—	(14.4)	—
Purchase right exercised in finance lease	—	(13.8)	—
Purchase of treasury stock	(170.6)	(142.2)	(94.3)
Dividends paid	(110.1)	(107.2)	(106.4)
Tax withholding for stock compensation transactions	(1.8)	(4.2)	(6.3)
Exercise of stock options	12.9	35.8	25.2
Net cash used in financing activities	(114.2)	(363.3)	(199.5)
Effect of exchange rate changes on cash	(14.1)	5.9	0.2
(Decrease) increase in cash and cash equivalents	(29.5)	(13.8)	58.8
Cash and cash equivalents, beginning of year	222.8	236.6	177.8
Cash and cash equivalents, end of year	$193.3	$222.8	$236.6

Supplemental Cash Flow Information
Income taxes paid	$102.4	$105.9	$90.7
Interest paid	$12.2	$10.9	$17.1
Supplemental Disclosure of Non-Cash Operating and Investing Transactions
Accrued property, plant and equipment additions	$16.3	$7.0	$9.5
Leased assets obtained in exchange for new operating lease liabilities	$17.0	$12.4	$33.1
Transfer of operating lease asset and operating lease liability	$—	$(9.2)	$—
See Notes to Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Stock-Based Compensation Plans	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance July 31, 2019	$758.2	$—	$1,281.5	$5.4	$21.7	$(192.9)	$(981.2)	$892.7
Comprehensive income
Net earnings			257.0					257.0
Foreign currency translation						18.7		18.7
Pension liability adjustment, net of deferred taxes						(11.0)		(11.0)
Gains on hedging derivatives, net of deferred taxes						0.6		0.6
Reclassification of losses on hedging derivatives to net earnings						0.6		0.6
Comprehensive income								265.9
Treasury stock acquired							(94.3)	(94.3)
Stock options exercised			(9.1)				34.0	24.9
Stock compensation expense			11.9		3.4		(0.1)	15.2
Deferred stock and other activity			(5.2)	0.4	(9.2)		8.6	(5.4)
Dividends declared ($0.84 per share)			(106.1)					(106.1)
Balance July 31, 2020	758.2	—	1,430.0	5.8	15.9	(184.0)	(1,033.0)	992.9
Comprehensive income
Net earnings			286.9					286.9
Foreign currency translation						30.0		30.0
Pension liability adjustment, net of deferred taxes						35.3		35.3
Gains on hedging derivatives, net of deferred taxes						0.8		0.8
Reclassification of gains on hedging derivatives to net earnings						(0.3)		(0.3)
Comprehensive income								352.7
Treasury stock acquired							(142.2)	(142.2)
Stock options exercised			(5.9)				41.5	35.6
Stock compensation expense		3.6	8.8		1.9		(0.1)	14.2
Deferred stock and other activity			(3.3)	0.1	(5.0)		3.9	(4.3)
Purchase of non-controlling interests		2.2		(5.9)				(3.7)
Dividends declared ($0.86 per share)			(108.1)					(108.1)
Balance July 31, 2021	758.2	5.8	1,608.4	—	12.8	(118.2)	(1,129.9)	1,137.1
Comprehensive income
Net earnings			332.8					332.8
Foreign currency translation						(99.6)		(99.6)
Pension liability adjustment, net of deferred taxes						7.2		7.2
Gains on hedging derivatives, net of deferred taxes						7.2		7.2
Reclassification of gains on hedging derivatives to net earnings						(2.2)		(2.2)
Comprehensive income								245.4
Treasury stock acquired							(170.6)	(170.6)
Stock options exercised			(2.5)				15.8	13.3
Stock compensation expense		7.9	5.4		7.2		(0.1)	20.4
Deferred stock and other activity			(3.0)		(1.4)		2.7	(1.7)
Dividends declared ($0.90 per share)			(110.7)					(110.7)
Balance July 31, 2022	$758.2	$13.7	$1,830.4	$—	$18.6	$(205.6)	$(1,282.1)	$1,133.2
See Notes to Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
Description of Business
Donaldson Company, Inc. (the Company) is a global leader in technology-led filtration products and solutions. The Company’s core strengths include leading filtration technology, diverse business and a global presence. Products are manufactured and sold around the world to original equipment manufacturers (OEMs), distributors, dealers and directly to end users.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and all its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company’s joint ventures are not majority-owned and are accounted for under the equity method. Certain reclassifications to previously reported financial information on the Consolidated Balance Sheet have been made to conform to the current period presentation.
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
Operating Environment
Russia and Ukraine
Following the Russia and Ukraine conflict, the Company complied with all sanctions, including those from the European Union, Great Britain and the U.S. and ceased direct product shipments into Russia and Belarus. In fiscal years 2022, 2021 and 2020, total revenues associated with customers in these areas were less than 2% of the Company’s net sales in the Consolidated Statements of Earnings. In the fourth quarter of fiscal 2022, the Company recorded a related charge of $3.4 million which was included in corporate and unallocated. The Company recorded $2.4 million in operating expenses, primarily related to accounts receivables, and recorded $1.0 million in cost of sales related to inventory in the Consolidated Statement of Earnings.
Supply Chain Disruptions
The Company continues to experience supply chain disruptions, including global logistics and labor challenges and constrained supplies of steel, petrochemical products and filter media. These disruptions have increased the Company’s input costs significantly and extended lead times. The Company has undertaken steps to mitigate these negative impacts, such as increasing prices, carrying a higher level of inventories, evaluating alternative supply chain options, qualifying additional suppliers and making strategic raw material purchases. This dynamic impacted results throughout fiscal 2022 and is expected to continue into fiscal 2023.
Inflation
In connection with the supply chain disruptions described above, the Company has experienced the effects of inflation related to raw materials and other expenses, including freight, labor and energy. These inflationary pressures have had an adverse impact on profit margins. The Company continues to negotiate price increases with its customers and is working with its suppliers to mitigate these cost increases. Inflation impacted results throughout fiscal 2022 and is expected to continue into fiscal 2023.
Foreign Currency Translation
For most foreign operations, local currencies are considered the functional currency. Assets and liabilities of non-U.S. dollar functional currency entities are translated to U.S. dollars at fiscal year end exchange rates and the resulting gains and losses arising from the translation of net assets located outside the U.S. are recorded as a cumulative translation adjustment, a component of accumulated other comprehensive loss on the Consolidated Balance Sheets. Elements of the Consolidated Statements of Earnings are translated at average exchange rates in effect during the fiscal year. Foreign currency transaction losses are included in other income, net in the Consolidated Statements of Earnings and were $6.3 million, $2.9 million and $4.7 million in the years ended July 31, 2022, 2021 and 2020, respectively.
Cash Equivalents
The Company considers all highly liquid temporary investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost which approximates market value.

Revenue Recognition
Revenue is measured as the amount of consideration the Company expects to receive in exchange for the fulfillment of performance obligations. The transaction price of a contract could be reduced by variable consideration including volume, purchase rebates and discounts, product refunds and returns. At the time of sale to a customer, the Company records an estimate of variable consideration as a reduction from gross sales. The Company primarily relies on historical experience and anticipated future performance to estimate the variable consideration. Revenue is recognized to the extent it is probable a significant reversal of revenue will not occur when the contingency is resolved. The Company accounts for amounts billed to customers for reimbursement of shipping and handling costs by recording these amounts as revenue and accruing costs when the related revenue is recognized.
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
The Company does not pay upfront sales commissions on contracts when the related contract period is greater than one year, thus has not capitalized any amounts as of July 31, 2022 and 2021, see Note 3.
Shipping and Handling
Shipping and handling costs on products sold of $96.4 million, $79.2 million and $68.1 million are classified as a component of operating expenses in the Consolidated Statements of Earnings for the years ended July 31, 2022, 2021 and 2020, respectively.
Accounts Receivable, Net and Allowance for Doubtful Accounts
Accounts receivable, net are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of credit losses in its existing accounts receivable. The Company determines the allowance based on utilization of a combination of aging schedules with reserve rates applied to both current and aged receivables using historical write-off experience, regional economic data and evaluation of specific customer accounts for risk of loss and changes in current or projected conditions to calculate the allowances related to accounts receivable, net. The Company reviews its allowance for doubtful accounts monthly. Account balances are reviewed on a pooled basis by reporting unit and geographic region and are reserved when the Company determines it is probable the receivable will not be recovered. The Company reduces the receivable and corresponding allowance when it confirms an account is uncollectible.
Inventories
Inventories are stated at the lower of cost and net realizable value. U.S. inventories are valued using the last-in, first-out (LIFO) method while the non-U.S. inventories are valued using the first-in, first-out (FIFO) method. Inventories valued at LIFO were approximately 31.6% and 30.4% of total inventories as of July 31, 2022 and 2021, respectively. For inventories valued under the LIFO method, the FIFO cost exceeded the LIFO carrying values by $59.7 million and $40.6 million as of July 31, 2022 and 2021, respectively. Results of operations for all periods presented were not materially affected by the liquidation of LIFO inventory.

Property, Plant and Equipment
Property, plant and equipment are stated at cost. Additions, improvements or major renewals are capitalized while expenditures that do not enhance or extend the asset’s useful life are expensed as incurred. Depreciation is computed using the straight-line method. Depreciation expense was $85.1 million, $87.1 million and $79.3 million in the years ended July 31, 2022, 2021 and 2020, respectively. The estimated useful lives of property, plant and equipment are 10 to 40 years for buildings, including building improvements, and three to 10 years for machinery and equipment, see Note 5.
Internal-Use Software and Cloud Computing Arrangements
The Company capitalizes direct costs of materials and services used in the development and purchase of internal-use software. Amounts capitalized are amortized on a straight-line basis over a period of five to seven years and are reported as a component of property, plant and equipment.
The Company capitalizes certain costs incurred during the application development stage of implementation of internal-use software in cloud computing arrangements. Amounts capitalized are amortized on a straight-line basis over a period of five to 10 years and are reported as a component of other long-term assets.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. Goodwill is assessed for impairment annually or if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The Company performed its annual impairment assessment during the third quarter of fiscal 2022. The goodwill impairment assessment is conducted at a reporting unit level, which is one level below the operating segment level, and utilizes either a qualitative or quantitative assessment. The Company determined the fair value for all its reporting units was substantially in excess of their respective carrying values and there were no indicators of impairment for any of the reporting units evaluated. An impairment loss would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit, see Note 6.
Intangible assets, comprised of customer relationships, patents, trademarks and technology, are amortized on a straight-line basis over their estimated useful lives of five to 20 years.
Business Combinations
The Company allocates the purchase price of acquired businesses to the estimated fair values of the assets acquired and liabilities assumed, as well as any contingent consideration, where applicable, as of the date of acquisition. The fair values of the long-lived assets acquired, primarily intangible assets, are determined using calculations which can be complex and require significant judgment. Estimates include many factors such as the nature of the acquired company’s business, its historical financial position and results, customer retention rates, discount rates and expected future performance. Independent valuation specialists are used to assist in determining certain fair value calculations.
During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Any adjustments required after the measurement period are recorded in the Consolidated Statements of Earnings.
Recoverability of Long-Lived Assets
The Company reviews its long-lived assets, including identifiable intangibles, for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the carrying value is reduced to the fair market value. There were no indicators of impairment or impairment charges recorded for the years ended July 31, 2022, 2021 and 2020.
Income Taxes
The provision for income taxes is computed based on the pretax income reported for financial statement purposes. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are anticipated to reverse. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not a tax benefit will not be realized.
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

Leases
The Company determines whether an arrangement that provides control over the use of an asset to the Company is a lease. The Company recognizes a lease liability and corresponding right-of-use asset on the Consolidated Balance Sheets based on the present value of future lease payments and recognizes lease expense on a straight-line basis over the lease term. Operating lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term (or at fair values in the case of those leases assumed in an acquisition). Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets and are expensed on a straight-line basis over the lease term. Variable lease expense is immaterial and primarily includes leases with payments indexed to inflation when the index changes after lease commencement.
The Company has elected to separate payments for lease components from non-lease components for all asset classes. Lease agreements may include extension, termination or purchase options, all of which are considered in calculating the lease liability and right-of-use asset when it is reasonably certain the Company will exercise an option. The Company’s incremental borrowing rate on the commencement date is used to calculate the present value of future payments for most leases since the rate implicit in the lease is generally not readily determinable. These rates are assessed on a quarterly basis for measurement of new lease obligations, see Note 9.
Stock-Based Compensation
Stock-based compensation expense is recognized using the fair value method for all awards, see Note 13.
Treasury Stock
Repurchased common stock is stated at cost, determined on an average cost basis, and is presented as a reduction of stockholders’ equity on the Consolidated Balance Sheets.
Research and Development Expenses
Research and development expenses include scientific research costs such as salaries, facility costs, testing, technical information technology and administrative expenditures. Research and development expenses are for the application of scientific advances to the development of new and improved products and their uses. Substantially all research and development is performed in-house. Expenses are charged against earnings in the year incurred.
Foreign Currency Forward Contracts - Cash Flow Hedges and Derivatives Not Designated as Hedging Instruments
The Company buys materials from foreign suppliers. Those transactions can be denominated in those suppliers’ local currency. The Company also sells to customers in foreign countries. Those transactions can be denominated in those customers’ local currency. Both of these transaction types can create volatility in the Company’s financial statements. The Company uses foreign currency forward contracts to manage those exposures and fluctuations. These contracts generally mature in 12 months or less, which is consistent with the forecasts of the related purchases and sales. Certain contracts are designated as cash flow hedges, whereas the remaining contracts, most of which are related to certain intercompany transactions which offset balance sheet exposure, are not designated as hedging instruments, see Notes 12, 15 and 16.
Net Investment Hedges
The Company uses fixed-to-fixed cross-currency swap agreements to hedge its exposure to adverse foreign currency exchange rate movements for its operations in Europe. The Company has elected the spot method for designating these contracts as net investment hedges. The maturity dates range from 2027 to 2029, see Notes 12, 15 and 16.
Interest Rate Swaps - Cash Flow Hedges
The Company uses swap agreements to hedge exposure related to interest expense and to manage its exposure to interest rate movements. The Company enters into interest rate swap agreements designated as cash flow hedges to hedge future fixed-rate debt issuances, which effectively fix a portion of interest payments. The Company entered into and terminated agreements within the prior fiscal year, see Notes 12, 15 and 16.
Product Warranties
The Company provides for estimated warranty expense at the time of sale and accrues for specific items at the time their existence is known and the amounts are determinable. The Company estimates warranty expense on certain products at the time of sale using quantitative measures based on historical warranty claim experience and evaluation of specific customer warranty issues, see Note 18.

New Accounting Standards Recently Adopted
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Measurement of Credit Losses on Financial Instruments (ASU 2016-13). In November 2018, the FASB issued an update, ASU 2018-19, that clarifies the scope of the standard in the amendments in ASU 2016-13. This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Financial instruments impacted include accounts receivable and other financial assets measured at amortized cost and other off-balance sheet credit exposures. The Company adopted ASU 2016-13 in the first quarter of fiscal 2021 using the modified retrospective approach. The adoption did not have a material impact on its Consolidated Financial Statements.
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
New Accounting Standard Not Yet Adopted
The Company considers the applicability and impact of the FASB’s ASUs issued but not yet adopted. The Company assessed ASUs not listed above and determined they were either not applicable or were not expected to have a material impact on the Company’s financial reporting.
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
Note 2. Acquisitions
Purilogics, LLC (Purilogics)
On June 13, 2022, the Company acquired Purilogics, headquartered in Greenville, South Carolina, for cash consideration of approximately $19.9 million, net of cash acquired. The transaction included a maximum payout of $29.0 million in contingent consideration related to developing manufacturing capabilities, creating future technologies and attaining certain business performance results. The contingent consideration accrued as of July 31, 2022 was $23.0 million and is included in other current and other long-term liabilities on the Consolidated Balance Sheet. Goodwill of $12.9 million is expected to be deductible for tax purposes. Purilogics is a biotechnology company that leverages a novel technology platform for the development of membrane chromatography products. Purilogics offers a broad portfolio of purification tools for a wide range of biologics. Purilogics’ proprietary formulations and processes create membranes that have significant competitive advantages, enabling faster and more cost-effective production of increasingly complex biologic drugs. Purilogics is reported within the Company’s Industrial Filtration Solutions (IFS) business in the Industrial Products segment. Net sales of Purilogics were immaterial to the Consolidated Statement of Earnings for the year ended July 31, 2022. The purchase price allocation for this acquisition is preliminary pending the outcome of the final valuation of the net assets acquired. Management expects to finalize the purchase accounting for this acquisition by the fourth quarter of fiscal 2023.
Solaris Biotechnology S.r.l. (Solaris)
On November 22, 2021, the Company acquired Solaris, headquartered in Porto Mantovano, Italy, with U.S. operations based in Berkeley, California, for cash consideration of approximately €41 million, or $45.7 million, net of cash acquired. Solaris designs and manufactures bioprocessing equipment, including bioreactors, fermenters and tangential flow filtration systems for use in food and beverage, biotechnology and other life sciences markets. Solaris is reported within the Company’s IFS business in the Industrial Products segment. Goodwill and intangible assets acquired are not deductible for tax purposes. Purchase accounting was finalized in the fourth quarter of fiscal 2022. Net sales of Solaris were immaterial to the Consolidated Statement of Earnings for the year ended July 31, 2022.

Pearson Arnold Industrial Services (PAIS)
On November 1, 2021, the Company acquired PAIS, headquartered in the U.S., for cash consideration of approximately $3.3 million, net of cash acquired. PAIS provides equipment, parts and services for dust, mist and fume collection systems, industrial fans and compressed air systems. PAIS is reported within the Company’s IFS business in the Industrial Products segment. Goodwill and intangible assets acquired are deductible for tax purposes. Purchase accounting was finalized in the fourth quarter of fiscal 2022. Net sales of PAIS were immaterial to the Consolidated Statement of Earnings for the year ended July 31, 2022.
Purchase Price Summary
The components of acquisitions, net of cash acquired, as of each acquisition date (in millions):

Intangible assets:
Technology	$45.9
Trademarks and tradenames	4.0
Customer relationships	3.0
Non-competition agreements	0.6
Backlog	0.2
Intangible assets acquired	53.7
Tangible liabilities, net	(2.7)
Assets acquired, net	51.0
Goodwill	42.8
Aggregate purchase price	93.8
Less contingent consideration	(24.6)
Less cash acquired	(0.3)
Acquisitions, net of cash acquired	$68.9
Pro forma Financial Information
Pro forma financial information for these acquisitions has not been presented because the acquisitions were not material to the Company’s Consolidated Statement of Earnings. See Note 6 for goodwill and intangible assets acquired.
BOFA International LTD (BOFA)
In fiscal 2021, the Company acquired the remaining 9.0% of the shares of BOFA, headquartered in the United Kingdom, for $8.0 million. In fiscal 2019, the Company acquired 91.0% of the shares of BOFA for cash consideration of $101.3 million, less cash acquired of $2.2 million. BOFA designs, develops and manufactures fume extraction systems across a wide range of industrial air filtration applications. The acquisition allowed the Company to accelerate its global growth in the fume collection business and added additional filtration technology to the Company’s existing product lines.
Contingent Compensation and Consideration
Purilogics
The Company’s acquisition purchase agreement with Purilogics includes deferred payment provisions representing potential milestone payments for its former owners. The provisions are made up of two general types of arrangements, contingent compensation and contingent consideration. The contingent compensation arrangement is contingent on the former owner’s future employment with the Company, and the related amounts are recognized over the required employment period. The contingent consideration is not contingent on employment and is recorded as purchase consideration in both other current and other long-term liabilities on the Consolidated Balance Sheet at the time of the initial acquisition based on the fair value of the estimated liability. The amounts are paid over a three to five year period, contingent on the achievement of certain revenue and manufacturing milestones.
The total contingent compensation arrangement liability was $0.1 million as of July 31, 2022, which was included in other long-term liabilities on the Consolidated Balance Sheet. The maximum payout of the contingent compensation arrangement upon completion of the future performance periods was $3.0 million, inclusive of the $0.1 million accrued as of July 31, 2022.

The Company primarily determines the contingent consideration liability based on the forecasted probability of achieving certain milestones. The contingent consideration liability is measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. The total contingent consideration liability was $23.0 million as of July 31, 2022, and was included in other current and other long-term liabilities, respectively, on the Consolidated Balance Sheet. The maximum payout of the contingent consideration was $29.0 million, inclusive of the $23.0 million accrued as of July 31, 2022. For additional discussion regarding the fair value of the Company’s contingent consideration liability, see Note 16.
Other Acquisitions
For other acquisitions, the total contingent compensation arrangement liability was $0.3 million as of July 31, 2022, which was included in other long-term liabilities on the Consolidated Balance Sheet. The maximum payout of the contingent compensation arrangement upon completion of the future performance periods was $3.1 million, which terminates in five years, inclusive of the $0.3 million accrued as of July 31, 2022.
The total contingent consideration liability was $1.7 million as of July 31, 2022, of which, $0.3 million was included in other current liabilities and $1.4 million was included in other long-term liabilities on the Consolidated Balance Sheet. The maximum payout of the contingent consideration was $1.7 million, which terminates in three years and was fully accrued as of July 31, 2022.
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
Revenue Disaggregation
Net sales, generally disaggregated by location where the customer’s order was placed, were as follows (in millions):

	Year Ended July 31,
	2022	2021	2020
U.S. and Canada	$1,336.8	$1,084.2	$1,059.9
Europe, Middle East and Africa (EMEA)	963.6	865.7	760.2
Asia Pacific (APAC)	669.0	649.2	553.2
Latin America (LATAM)	337.2	254.8	208.5
Total net sales	$3,306.6	$2,853.9	$2,581.8
See Note 19 for net sales disaggregated by segment and business unit.
Contract Assets and Liabilities
The satisfaction of performance obligations and the resulting recognition of revenue typically correspond with billing of the customer. In limited circumstances, the customer may be billed at a time later than when revenue is recognized, resulting in contract assets, which are reported in other current assets on the Consolidated Balance Sheets. Contract assets were $17.7 million and $14.9 million as of July 31, 2022 and 2021, respectively. In other limited circumstances, the customer may make a payment at a time earlier than when revenue is recognized and prior to the satisfaction of performance obligations, resulting in contract liabilities, which are reported in other current liabilities on the Consolidated Balance Sheets. Contract liabilities were $22.3 million and $12.2 million as of July 31, 2022 and 2021, respectively.
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

Note 4. Inventories, Net
The components of inventories, net were as follows (in millions):

	July 31,
	2022	2021
Raw materials	$197.6	$148.1
Work in process	56.1	43.2
Finished products	248.7	193.2
Total inventories, net	$502.4	$384.5
Note 5. Property, Plant and Equipment, Net
The components of property, plant and equipment, net were as follows (in millions):

	July 31,
	2022	2021
Land	$25.6	$27.1
Buildings	396.2	410.8
Machinery and equipment	940.1	972.0
Computer software	141.0	144.3
Construction in progress	72.1	40.6
Less accumulated depreciation	(980.6)	(977.0)
Total property, plant and equipment, net	$594.4	$617.8
Note 6. Goodwill and Intangible Assets
Goodwill
The Company allocates goodwill to reporting units within its Engine Products and Industrial Products segments. There were no dispositions or impairment charges recorded during the years ended July 31, 2022, 2021 and 2020.
Goodwill by reportable segment was as follows (in millions):

	Engine Products Segment	Industrial Products Segment	Total
Balance as of July 31, 2020	$84.8	$232.0	$316.8
Goodwill acquired	—	—	—
Foreign currency translation	(0.1)	5.8	5.7
Balance as of July 31, 2021	84.7	237.8	322.5
Goodwill acquired	—	42.8	42.8
Foreign currency translation	(1.0)	(18.5)	(19.5)
Balance as of July 31, 2022	$83.7	$262.1	$345.8
Intangible Assets
Preliminary intangible assets recognized from the Purilogics acquisition were $29.9 million, of which $28.6 million was technology with a 20 year useful life, trademarks and tradenames were $0.7 million with a 10 year useful life and non-competition agreements were $0.6 million with a five year useful life.
Intangible assets recognized from other acquisitions were $23.8 million, of which technology was $17.3 million with a 15 year useful life, trademarks and tradenames were $3.3 million with a 10 year useful life, customer relationships were $3.0 million with a 20 year useful life and backlog was $0.2 million with a six month useful life.
The weighted average useful lives for customer relationships and patents, trademarks and technology were 11.4 and 19.6 years, respectively, as of July 31, 2022.

Intangible asset classes were as follows (in millions):

	Customer Relationships			Patents, Trademarks and Technology
	Gross Carrying Amount	Accumulated Amortization	Total Net Value	Gross Carrying Amount	Accumulated Amortization	Total Net Value	Total
Balance as of July 31, 2020	$105.2	$(50.0)	$55.2	$23.7	$(11.6)	$12.1	$67.3
Intangible assets acquired	—	—	—	—	—	—	—
Amortization expense	—	(6.1)	(6.1)	—	(2.1)	(2.1)	(8.2)
Foreign currency translation	2.3	(0.3)	2.0	0.6	(0.1)	0.5	2.5
Balance as of July 31, 2021	107.5	(56.4)	51.1	24.3	(13.8)	10.5	61.6
Intangible assets acquired	3.2	—	3.2	50.5	—	50.5	53.7
Amortization expense	—	(6.0)	(6.0)	—	(3.2)	(3.2)	(9.2)
Foreign currency translation	(6.1)	2.1	(4.0)	(2.9)	0.6	(2.3)	(6.3)
Balance as of July 31, 2022	$104.6	$(60.3)	$44.3	$71.9	$(16.4)	$55.5	$99.8
Amortization expense is included in operating expenses in the Consolidated Statements of Earnings. Amortization expense relating to existing intangible assets as of July 31, 2022 was as follows (in millions):

2023	$8.9
2024	8.5
2025	8.4
2026	8.1
2027	7.8
Thereafter	58.1
Total amortization expense	$99.8
Note 7. Short-Term Borrowings and Long-Term Debt
Short-Term Borrowings
Short-term borrowings were as follows (in millions):

	European Commercial Paper Program		U.S. Credit Facilities		European Operations Credit Facilities		Rest of the World Credit Facilities		Total
	Year Ended July 31,
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Available credit facilities	$102.1	$118.2	$100.0	$100.0	$42.4	$54.3	$52.8	$64.1	$297.3	$336.6
Reductions to borrowing capacity:
Outstanding borrowings	—	—	—	48.5	—	—	3.7	—	3.7	48.5
Other non-borrowing reductions	—	—	—	—	27.0	30.6	19.1	19.6	46.1	50.2
Total reductions	—	—	—	48.5	27.0	30.6	22.8	19.6	49.8	98.7
Remaining borrowing capacity	$102.1	$118.2	$100.0	$51.5	$15.4	$23.7	$30.0	$44.5	$247.5	$237.9

Weighted average interest rate as of July 31, 2022 and 2021	N/A	N/A	N/A	0.96%	N/A	N/A	0.37%	N/A	N/A	N/A
Other non-borrowing reductions include financial instruments such as bank guarantees and foreign currency exchange instruments. Commitment fees for the years ended July 31, 2022 and 2021 were not material.

Long-Term Debt
Long-term debt was as follows:

					Interest Rate		Outstanding Balance (in millions)
Financial Instrument	Fixed or Variable	Amount		Maturity Date	July 31, 2022	July 31, 2021	July 31, 2022	July 31, 2021
Unsecured senior notes	Fixed	$125.0 million		March 27, 2024	3.72%	3.72%	$125.0	$125.0
Unsecured senior notes	Fixed	$125.0 million		June 17, 2030	3.18%	3.18%	125.0	125.0
Unsecured revolving credit facility	Variable	$500.0 million		May 21, 2026	2.88%	1.10%	125.0	75.0
Unsecured senior notes	Fixed	$100.0 million		August 5, 2031	2.50%	2.50%	100.0	—
Unsecured term loan	Variable	€80.0 million		October 28, 2024	0.91%	0.70%	81.7	95.1
Unsecured senior notes	Fixed	$50.0 million		November 5, 2028	2.12%	2.12%	50.0	—
Unsecured senior notes	Fixed	$25.0 million		April 16, 2025	2.93%	2.93%	25.0	25.0
Unsecured term loan	Variable	¥1.0	billion	May 20, 2024	0.41%	0.42%	7.5	9.1
Unsecured term loan	Variable	¥1.0	billion	July 15, 2026	0.49%	0.47%	7.5	9.1
Debt issuance costs, net							(2.4)	(2.3)
Subtotal							644.3	461.0
Less current maturities							—	—
Total long-term debt							$644.3	$461.0
The Company’s $500.0 million revolving credit facility is with a group of lenders and allows for borrowings in multiple currencies. The interest rate is calculated using the appropriate benchmark rate plus the applicable rate. The borrowing availability can be reduced or the agreement terminated early at the option of the Company. The Company can request to increase the revolving credit facility by up to $250.0 million, subject to terms of the credit facility agreement, including written notification and lender acceptance, through an accordion feature. Borrowings are automatically rolled over until the credit facility maturity date, unless the agreement is terminated early or the Company is found to be in default. The total facility includes a commitment fee of 0.08% to 0.25%, depending on the Company’s leverage ratio.
Certain debt agreements contain financial covenants related to interest coverage and leverage ratios, as well as other non-financial covenants. As of July 31, 2022, the Company was in compliance with all such covenants.
The Company has long-term borrowing capacity of $367.5 million available for further borrowing under existing credit facilities as of July 31, 2022. The remaining borrowing capacity has been reduced for standby letters of credit as discussed in Note 17.
Future maturities of the Company’s long-term debt as of July 31, 2022 were as follows (in millions):

2023	$—
2024	214.2
2025	25.0
2026	132.5
2027	—
Thereafter	275.0
Total future maturities payments	646.7
Less debt issuance costs, net	(2.4)
Total future maturities payments, net of debt issuance costs	$644.3

Note 8. Income Taxes
The components of earnings before income taxes were as follows (in millions):

	Year Ended July 31,
	2022	2021	2020
U.S.	$132.8	$114.1	$112.8
Foreign	305.6	266.9	222.4
Total	$438.4	$381.0	$335.2
The components of the provision for income taxes were as follows (in millions):

	Year Ended July 31,
	2022	2021	2020
Current
Federal	$17.4	$13.2	$9.7
State	4.9	3.9	3.1
Foreign	84.7	82.9	62.7
Total current	107.0	100.0	75.5

Deferred
Federal	2.8	(1.9)	4.1
State	(0.3)	(0.2)	0.2
Foreign	(3.9)	(3.8)	(1.6)
Total deferred	(1.4)	(5.9)	2.7
Total provision for income taxes	$105.6	$94.1	$78.2
The reconciliation of the U.S. statutory federal income tax rate with the effective income tax rate was as follows:

	Year Ended July 31,
	2022	2021	2020
U.S. statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes	0.9	0.8	0.9
Foreign operations	3.6	4.4	3.5
Global Intangible Low Tax Income	0.3	0.6	0.2
Foreign Derived Intangible Income	(0.6)	(0.7)	(1.4)
Research and development credit	(0.6)	(0.7)	(0.7)
Change in unrecognized tax benefits	(0.8)	0.2	0.6
Tax benefits on stock-based compensation	(0.5)	(1.0)	(1.2)
Other	0.8	0.1	0.4
Effective income tax rate	24.1%	24.7%	23.3%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities were as follows (in millions):

	July 31,
	2022	2021
Deferred tax assets
Accrued expenses	$11.6	$12.8
Compensation and retirement plans	26.4	28.3
Net operating loss (NOL) and tax credit carryforwards	6.4	7.9
Inventory reserves	2.3	2.6
Operating lease assets	11.6	12.7
Other	4.1	7.7
Gross deferred tax assets	62.4	72.0
Valuation allowance	(3.4)	(4.6)
Deferred tax assets, net of valuation allowance	59.0	67.4
Deferred tax liabilities
Depreciation and amortization	(57.0)	(57.0)
Operating lease liabilities	(11.6)	(12.7)
Other	(2.4)	(3.5)
Deferred tax liabilities	(71.0)	(73.2)
Net deferred tax liability	$(12.0)	$(5.8)
The activity in the NOL and tax credit valuation allowances was as follows (in millions):

	Year Ended July 31,
	2022	2021	2020
Balance as of beginning of year	$(4.6)	$(8.1)	$(4.4)
Additions charged to costs and expenses	(0.9)	(0.8)	(3.7)
Deductions from reserves	2.1	4.3	—
Balance as of end of year	$(3.4)	$(4.6)	$(8.1)
As of July 31, 2022, the Company had deferred tax assets related to U.S. federal foreign tax credits of $3.0 million and state research and development credits of $3.4 million. The U.S. federal tax credits will expire after 10 years. The state portion will expire after one to 20 years. As of July 31, 2022, the Company had provided $3.4 million for a valuation allowance against certain of these deferred tax assets based on management’s determination it is more likely than not the tax benefits related to these assets will not be realized.
As of July 31, 2022, the total undistributed earnings of the Company’s non-U.S. subsidiaries were $1.1 billion, of which $888.5 million was not considered indefinitely reinvested. The Company is subject to foreign withholding taxes on a small portion of these earnings distributable in the future in the form of dividends. Thus, the Company provides for foreign withholding taxes payable upon future dividend distributions of the earnings not considered indefinitely reinvested annually. For the year ended July 31, 2022, the Company recognized a tax charge of $6.4 million related to these foreign withholding taxes. The remaining $224.8 million of earnings are considered indefinitely reinvested, and it is not practicable to estimate, within any reasonable range, the additional taxes that may be payable on the potential distribution of the portion of the undistributed earnings considered indefinitely reinvested.
The transition tax related to the U.S. Tax Cuts and Jobs Act of 2017 on undistributed earnings was accrued in fiscal 2018, and it is payable over an eight year period. The portion not due within 12 months classified in non-current income taxes payable on the Consolidated Balance Sheets as of July 31, 2022 was $53.1 million.

The reconciliation of the beginning and ending amount of gross unrecognized tax benefits was as follows (in millions):

	Year Ended July 31,
	2022	2021	2020
Balance as of beginning of year	$18.7	$16.9	$15.5
Additions for tax positions of the current year	2.7	4.7	2.8
Additions for tax positions of prior years	—	2.7	0.2
Reductions for tax positions of prior years	(1.1)	(1.0)	(0.1)
Reductions due to lapse of applicable statute of limitations	(5.1)	(4.6)	(1.5)
Balance as of end of year	$15.2	$18.7	$16.9
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income taxes in the Consolidated Statements of Earnings. As of July 31, 2022 and 2021, accrued interest and penalties on a gross basis were $1.1 million and $1.6 million, respectively. During the year ended July 31, 2022, the Company recognized interest expense, net of tax benefit, of $0.4 million. If the Company were to prevail on all unrecognized tax benefits recorded, substantially all the unrecognized tax benefits would benefit the effective tax rate. With an average statute of limitations of five years, up to $3.1 million of the unrecognized tax benefits could potentially expire in the next 12 months, unless extended by an audit.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The U.S. Internal Revenue Service has completed examinations of the Company’s U.S. federal income tax returns through 2018. With few exceptions, the Company is no longer subject to state and foreign income tax examinations by tax authorities for years before 2017.
The Company believes it is remote that any adjustment necessary to the reserve for income taxes over the next 12 months will be material. However, it is possible the ultimate resolution of audits or disputes may result in a material change to the reserve for income taxes, although the quantification of such potential adjustments cannot be made at this time.
Note 9. Leases
The Company enters into operating leases primarily for office, production and warehouse facilities, production and non-production equipment, automobiles and computer equipment. As of July 31, 2022 and 2021, the Company had no financing lease obligations.
The Company’s operating lease costs were as follows (in millions):

	Year Ended July 31,
	2022	2021
Operating lease cost	$21.4	$25.6
Short-term lease cost	3.1	2.4
Total lease costs	$24.5	$28.0
Supplemental balance sheet information for the Company was as follows (in millions):

		July 31,
	Balance Sheet Location	2022	2021
Right-of-use lease assets	Other long-term assets	$44.7	$51.2
Current lease liabilities	Other current liabilities	$16.3	$18.1
Long-term lease liabilities	Other long-term liabilities	$28.5	$33.7
Additional information related to operating leases was as follows:

	July 31,
	2022	2021
Weighted average remaining lease term (years)	3.4	4.6
Weighted average discount rate	3.17%	3.26%

Remaining payments for operating leases having initial terms of more than one year as of July 31, 2022 were as follows (in millions):

2023	$18.8
2024	12.8
2025	7.1
2026	4.5
2027	2.7
Thereafter	2.8
Total future lease payments	48.7
Less imputed interest	3.9
Present value of future lease payments	$44.8
Note 10. Earnings Per Share
Basic net earnings per share (EPS) is computed by dividing net earnings by the weighted average number of outstanding common shares. Diluted net EPS is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options and other stock incentive plans.
Basic and diluted net EPS calculations were as follows (in millions, except per share amounts):

	Year Ended July 31,
	2022	2021	2020
Net earnings	$332.8	$286.9	$257.0

Weighted average common shares outstanding
Weighted average common shares – basic	123.7	126.4	126.9
Dilutive impact of stock-based awards	1.5	1.8	1.4
Weighted average common shares – diluted	125.2	128.2	128.3

Net EPS – basic	$2.69	$2.27	$2.03
Net EPS – diluted	$2.66	$2.24	$2.00
Stock options excluded from net EPS calculation	1.6	0.8	1.7
Note 11. Stockholders’ Equity
Share Repurchases
The Company’s Board of Directors has authorized the repurchase of up to 13.0 million shares of common stock under the Company’s stock repurchase plan. This repurchase authorization is effective until terminated by the Board of Directors. During the year ended July 31, 2022, the Company repurchased 2.9 million shares for $170.6 million. During the year ended July 31, 2021, the Company repurchased 2.4 million shares for $142.2 million. As of July 31, 2022, the Company had remaining authorization to repurchase 5.4 million shares under this plan.
Treasury stock share activity was as follows:

	Year Ended July 31,
	2022	2021
Balance as of beginning of year	26,620,560	25,304,515
Stock repurchases	2,900,000	2,416,741
Net issuance upon exercise of stock options	(360,448)	(1,004,298)
Issuance under compensation plans	(52,678)	(82,998)
Other activity	(17,822)	(13,400)
Balance as of end of year	29,089,612	26,620,560

Dividends Paid and Declared
Dividends paid were 89.0 cents and 85.0 cents per common share for the years ended July 31, 2022 and 2021, respectively. On July 29, 2022, the Company’s Board of Directors declared a cash dividend in the amount of 23.0 cents per common share, payable August 31, 2022, to stockholders of record as of August 16, 2022.
Note 12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the years ended July 31, 2022 and 2021 were as follows (in millions):

	Foreign Currency Translation Adjustment	Pension Benefits		Derivative Financial Instruments		Total
Balance as of July 31, 2021, net of tax	$(44.0)	$(74.7)		$0.5		$(118.2)
Other comprehensive (loss) income before reclassifications and tax	(99.6)	(6.2)	(1)	9.2		(96.6)
Tax benefit (expense)	—	1.4		(2.0)		(0.6)
Other comprehensive (loss) income before reclassifications, net of tax	(99.6)	(4.8)		7.2		(97.2)

Reclassifications, before tax	—	15.5	(2)	(2.7)		12.8
Tax (expense) benefit	—	(3.5)		0.5		(3.0)
Reclassifications, net of tax	—	12.0		(2.2)	(3)	9.8
Other comprehensive (loss) income, net of tax	(99.6)	7.2		5.0		(87.4)
Balance as of July 31, 2022, net of tax	$(143.6)	$(67.5)		$5.5		$(205.6)

Balance as of July 31, 2020, net of tax	$(74.0)	$(110.0)		$—		$(184.0)
Other comprehensive income before reclassifications and tax	30.0	36.8	(1)	1.0		67.8
Tax expense	—	(9.3)		(0.2)		(9.5)
Other comprehensive income before reclassifications, net of tax	30.0	27.5		0.8		58.3

Reclassifications, before tax	—	10.0	(2)	(0.2)		9.8
Tax expense	—	(2.2)		(0.1)		(2.3)
Reclassifications, net of tax	—	7.8		(0.3)	(3)	7.5
Other comprehensive income, net of tax	30.0	35.3		0.5		65.8
Balance as of July 31, 2021, net of tax	$(44.0)	$(74.7)		$0.5		$(118.2)
(1)In fiscal 2022 and 2021, pension settlement accounting was triggered. In addition, pension curtailment accounting was triggered in fiscal 2021. Remeasurements of the Company’s pension obligations resulted in an increase of $6.2 million and a decrease of $36.8 million in fiscal 2022 and 2021, respectively, to accumulated other comprehensive loss on the Consolidated Balance Sheets, see Note 14.
(2)Amounts include reclassifications of $3.0 million and $2.8 million, a foreign currency translation loss of $4.9 million and gain of $1.5 million and net amortization of prior service costs and actuarial losses of $7.6 million and $8.7 million in fiscal 2022 and 2021, respectively. Amounts are included in other income, net in the Consolidated Statements of Earnings, see Note 14.
(3)Relates to designated foreign currency forward contracts that were reclassified from accumulated other comprehensive loss on the Consolidated Balance Sheets to net sales, cost of sales and operating expenses in the Consolidated Statements of Earnings, see Note 15.
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
Pretax stock-based compensation expense associated with options was $11.6 million, $10.8 million and $10.4 million for the years ended July 31, 2022, 2021 and 2020, respectively.
Fair value is calculated using the Black-Scholes option pricing model. The weighted average fair value for options granted during the years ended July 31, 2022, 2021 and 2020 was $14.24, $10.23 and $10.93 per share, respectively.
The fair value of these awards was determined using the following inputs:

Year Ended July 31,
	2022	2021	2020
Risk-free interest rate	1.2% - 1.8%	0.5% - 1.3%	0.8% - 1.9%
Expected volatility	26.0% - 27.0%	25.4% - 26.6%	21.0% - 23.7%
Expected dividend yield	1.6%	1.6%	1.6%

Expected life:
Director grants	8 years	8 years	8 years
Officer grants	7 years	8 years	8 years
Non-officer grants	7 years	7 years	7 years
Option activity was as follows:

	Options	Weighted Average Exercise Price
Balance outstanding as of July 31, 2019	6,531,250	$39.66
Granted	944,094	51.94
Exercised	(845,086)	30.35
Expired/forfeited	(96,279)	52.72
Balance outstanding as of July 31, 2020	6,533,979	42.44
Granted	1,004,631	46.61
Exercised	(1,030,938)	36.00
Expired/forfeited	(62,929)	49.95
Balance outstanding as of July 31, 2021	6,444,743	44.05
Granted	898,726	59.18
Exercised	(365,267)	37.02
Expired/forfeited	(51,041)	53.15
Balance outstanding as of July 31, 2022	6,927,161	$46.32
The total intrinsic value of options exercised during the years ended July 31, 2022, 2021 and 2020 was $7.8 million, $22.6 million and $18.3 million, respectively.
The number of shares authorized as of July 31, 2022 for outstanding options and future grants was 9,793,539. Forfeited options are recorded as an offset to operating expenses in the Consolidated Statements of Earnings in the period in which they occur.

Outstanding and exercisable stock options as of July 31, 2022 were as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$28.00 to $38.99	1,596,910	2.5	$33.38	1,596,910	2.5	$33.38
$39.00 to $44.99	1,255,615	3.2	42.51	1,255,615	3.2	42.51
$45.00 to $50.99	1,567,885	6.9	45.98	960,561	6.1	45.89
$51.00 to $56.99	867,614	7.2	51.82	547,355	7.2	51.71
$57.00 and above	1,639,137	7.7	59.24	757,247	6.2	59.13
	6,927,161	5.4	$46.32	5,117,688	4.4	$43.74
As of July 31, 2022, the aggregate intrinsic value of stock options outstanding and exercisable was $64.0 million and $58.2 million, respectively.
For the year ended July 31, 2022, activity for non-vested stock options that contain vesting provisions was as follows:

	Options	Weighted Average Grant Date Fair Value
Balance outstanding as of beginning of year	1,844,890	$10.79
Granted	898,726	14.24
Vested	(893,304)	11.15
Forfeited	(40,839)	11.88
Balance outstanding as of end of year	1,809,473	$12.31
As of July 31, 2022, there was $6.8 million of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over the remaining vesting period during fiscal 2023, 2024 and 2025.
Performance-Based Awards
Performance-based awards are payable in common stock and are based on a formula that measures Company performance over a three year period. These awards are settled after three years with payouts ranging from 0% to 200% of the target award depending on achievement. Pretax performance-based awards expense was $7.2 million, $1.9 million and $3.4 million for the years ended July 31, 2022, 2021 and 2020, respectively.
The weighted average grant date fair value related to the Company’s performance-based awards was as follows:

	Year Ended July 31,
	2022	2021	2020
Weighted average grant date fair value	$59.40	$46.06	$51.61
Performance-based awards for non-vested activity were as follows:

	Performance Shares	Weighted Average Grant Date Fair Value
Balance outstanding as of July 31, 2021	200,567	$48.76
Granted	88,400	59.40
Vested	(97,181)	51.61
Forfeited	(3,580)	53.23
Balance outstanding as of July 31, 2022	188,206	$52.20
As of July 31, 2022, there was $7.9 million of total unrecognized compensation expense related to non-vested performance-based awards, which is expected to be recognized over the remaining vesting period during fiscal 2023, 2024 and 2025. Forfeited performance-based awards are recorded as an offset to operating expenses in the Consolidated Statements of Earnings in the period in which they occur.

Note 14. Employee Benefit Plans
Defined Benefit Pension Plans
The Company has defined benefit pension plans for certain hourly and salaried employees. They consist of plans in the U.S., Belgium, Germany, Mexico and the United Kingdom. These plans generally provide pension benefits based on years of service and compensation level. Components of net periodic pension costs other than the service cost component are included in other income, net in the Consolidated Statements of Earnings.
Net periodic pension costs for the Company’s pension plans were as follows (in millions):

	Year Ended July 31,
	2022	2021	2020
Net periodic pension costs
Service cost	$6.9	$7.5	$9.5
Interest cost	10.6	10.2	13.5
Expected return on assets	(24.8)	(23.7)	(26.1)
Prior service cost amortization	0.2	0.3	0.7
Actuarial loss amortization	6.9	8.2	6.5
Settlement charge	3.0	2.0	3.1
Curtailment charge	—	0.8	—
Net periodic pension costs	2.8	5.3	7.2
Other changes recognized in other comprehensive income (loss):
Net actuarial (loss) gain	(1.3)	35.9	(25.2)
Amortization of asset obligations	—	—	0.2
Amortization of prior service cost	0.3	1.2	0.6
Amortization of net actuarial loss	9.9	10.2	9.5
Total recognized in other comprehensive income (loss)	8.9	47.3	(14.9)
Total recognized in net periodic pension costs and other comprehensive income (loss)	$6.1	$42.0	$(22.1)

The changes in projected benefit obligations, fair value of plan assets and funded status of the Company’s pension plans for the years ended July 31, 2022 and 2021 were as follows (in millions):

	Year Ended July 31,
	2022	2021
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$579.9	$585.6
Service cost	6.9	7.5
Interest cost	10.6	10.2
Participant contributions	0.7	0.8
Actuarial gain	(100.3)	(5.7)
Foreign currency exchange rates	(25.4)	8.4
Settlements paid	(12.9)	(10.7)
Benefits paid	(16.9)	(16.2)
Projected benefit obligation, end of year	442.6	579.9
Change in fair value of plan assets
Fair value of plan assets, beginning of year	591.3	550.6
Actual return on plan assets	(80.7)	55.6
Company contributions	2.3	3.1
Participant contributions	0.7	0.8
Foreign currency exchange rates	(24.0)	8.1
Settlements paid	(12.9)	(10.7)
Benefits paid	(16.9)	(16.2)
Fair value of plan assets, end of year	459.8	591.3

Funded status of plans, end of year	$17.2	$11.4

Amounts recognized on the Consolidated Balance Sheets
Other long-term assets	$38.3	$37.5
Other current liabilities	(1.8)	(1.3)
Other long-term liabilities	(19.3)	(24.8)
Net recognized asset	$17.2	$11.4
The net overfunded status of $17.2 million and $11.4 million as of July 31, 2022 and 2021, respectively, is recognized on the Consolidated Balance Sheets. The pension-related accumulated other comprehensive loss as of July 31, 2022 and 2021, prior to the consideration of income taxes, was $110.2 million and $119.1 million, respectively, and consisted primarily of unrecognized actuarial losses. The loss expected to be recognized in net periodic pension expense during the year ending July 31, 2023 is $2.2 million. The accumulated benefit obligation for all defined benefit pension plans was $424.1 million and $556.5 million as of July 31, 2022 and 2021, respectively. The decrease in the accumulated benefit obligation during fiscal 2022 is due to actuarial gains.
The projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $70.3 million and $49.2 million, respectively, as of July 31, 2022, and $83.6 million and $57.4 million, respectively, as of July 31, 2021.
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $12.8 million, $12.8 million and $3.1 million, respectively, as of July 31, 2022 and $13.8 million, $13.8 million and $3.1 million, respectively, as of July 31, 2021.

Assumptions
The significant assumptions used in determining the actuarial present value of the projected benefit obligation were as follows:

	Year Ended July 31,
	2022	2021
U.S. plans
Discount rate	4.62%	2.55%
Expected rate of return on plan assets	5.41%	5.33%
Rate of compensation increase	N/A	N/A
Non-U.S. plans
Discount rate	3.26%	1.55%
Expected rate of return on plan assets	3.40%	3.13%
Rate of compensation increase	2.99%	2.86%
The weighted average discount rates, expected returns on plan assets and rates of increase in future compensation levels used to determine the net periodic pension costs were as follows:

	Year Ended July 31,
	2022	2021	2020
U.S. plans
Discount rate	2.55%	2.37%	3.55%
Expected rate of return on plan assets	5.41%	5.33%	6.08%
Rate of compensation increase	N/A	N/A	N/A
Non-U.S. plans
Discount rate	1.60%	1.52%	1.85%
Expected rate of return on plan assets	3.40%	3.13%	3.78%
Rate of compensation increase	2.99%	2.86%	2.72%
Discount Rates
The Company’s objective in selecting a discount rate is to select the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date, taking into account the nature and duration of the benefit obligations of the plan. In making this best estimate, the Company looks at the rates of return on high-quality fixed-income investments currently available, and expected to be available, during the period to maturity of the benefits. This process includes assessing the universe of bonds available on the measurement date with a quality rating of Aa or better. Similar appropriate benchmarks are used to determine the discount rate for the non-U.S. plans.
Expected Long-Term Rate of Return on Plan Assets
The Company considers historical returns and future expected returns for each asset class, as well as the target asset allocation to develop the assumption for each of its U.S. pension plans. The assumption for non-U.S. pension plans reflects the investment allocation and expected total portfolio returns specific to each plan and country.
Mortality Rates
The Company’s actuary uses the Pri-2012 mortality table issued by the Society of Actuaries in 2019, and the Scale MMP-2021 mortality improvement projection scale for its U.S. pension plans. These assumptions were used for determining the benefit obligations as of July 31, 2022 and for developing the annual expense for its U.S. pension plans for the fiscal year ending July 31, 2023. The Company follows the local actuaries’ recommendations for non-U.S. pension plans.
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

Investments
Global Equity Securities
Global equity securities consist primarily of publicly traded U.S. and non-U.S. equities, mutual funds, collective investment trusts, diversified growth investment funds and private equity. Publicly traded equities and index funds are valued at the closing price reported in the active market in which the individual securities are traded. Private equity consists of interests in partnerships that invest in U.S. and non-U.S. equity and debt securities. This may include a diversified mix of partnership interests including buyouts, restructured or distressed debt, growth equity, mezzanine or subordinated debt, real estate, special situation partnerships and venture capital investments. Interests in these funds are valued at net asset value (NAV).
Fixed Income Securities
Fixed income securities consist primarily of investment and non-investment grade debt securities, debt securities issued by the U.S. Treasury, multi-asset credit investment funds and exchange-traded funds. Government, corporate and other bonds and notes, interest rate and inflation swaps, physical inflation-linked and nominal gilts, synthetic gilts, money market instruments and cash are valued at the closing price reported if they are traded on an active market or if they are traded at yields currently available on comparable securities of issuers with similar credit ratings. Fixed income securities also include smaller allocations to alternative investments, private equity and alternative fixed income investments. Alternative investments consist primarily of private placement funds, private equity investments and alternative fixed income-like investments. Private equity consists of interests in partnerships that invest in U.S. and non-U.S. equity and debt securities. This may include a diversified mix of partnership interests including buyouts, restructured or distressed debt, growth equity, mezzanine or subordinated debt, real estate, special situation partnerships and venture capital investments. Alternative fixed income securities consist primarily of private partnership interests in hedge funds. Interests in these funds are valued at NAV, which is determined by the administrator or custodian of the fund based on the fair value of the underlying assets owned by the fund less its liabilities.
Insurance Contracts
Insurance contracts are individual contracts whereby an insurance company offers a guaranteed minimum interest return. The Company does not have any influence on the investment decisions made by the insurer. European insurers, in general, are strictly regulated by an external control mechanism and have to invest for their guaranteed interest products within certain boundaries. Typically, they have a strategic asset allocation with 80% to 90% fixed income products and 10% to 20% equity-type products, including real estate.
Real Assets Funds
Real assets funds consist of interests in partnerships that invest in private real estate and commodities investments. Interests in partnerships are valued using NAV.
Fair Value of Plan Assets
Fair value measurements of plan assets are reported in one of three levels based on the lowest level of significant input used. For Level 1, inputs to the fair value measurement are quoted prices in active markets for identical assets or liabilities. For Level 2, inputs to the fair value measurement include quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. For Level 3, inputs to the fair value measurement are unobservable inputs or are based on valuation techniques.

The estimated fair value of pension plan assets and their respective levels in the fair value hierarchy by asset category were as follows (in millions):

	Level 1	Level 2	Level 3	Total
Balances as of July 31, 2022
Cash and cash equivalents	$6.6	$0.8	$—	$7.4
Global equity securities	136.5	—	—	136.5
Fixed income securities	114.1	115.7	—	229.8
Insurance contracts	—	—	35.4	35.4
Total investments in the fair value hierarchy	$257.2	$116.5	$35.4	409.1
Investments using NAV as practical expedient				50.7
Total assets				$459.8

Balances as of July 31, 2021
Cash and cash equivalents	$2.2	$1.0	$—	$3.2
Global equity securities	184.1	—	—	184.1
Fixed income securities	134.4	158.4	—	292.8
Insurance contracts	—	—	37.7	37.7
Total investments in the fair value hierarchy	$320.7	$159.4	$37.7	517.8
Investments using NAV as practical expedient				73.5
Total assets				$591.3
Certain investments, valued at NAV, had the following unfunded commitments and/or redemption restrictions (in millions):

	July 31, 2022		July 31, 2021
	NAV	Unfunded Commitments	NAV	Unfunded Commitments	Redemption Frequency (If Currently Eligible)	Redemption Notice (Days)
Global equity securities	$37.0	$1.8	$50.7	$1.8	Daily	0 - 5
Fixed income securities	10.8	—	20.4	—	Daily, Weekly and Quarterly	0 - 60
Real asset funds	2.9	4.2	2.4	4.3	Not eligible	N/A
Total U.S. assets	$50.7	$6.0	$73.5	$6.1
The changes in the fair values of the pension plans’ Level 3 assets were as follows (in millions):

	Year Ended July 31,
	2022	2021	2020
Balance as of beginning of year	$37.7	$35.4	$30.8
Unrealized gains	3.5	3.6	4.1
Foreign currency exchange	(5.6)	0.1	2.1
Purchases and sales, net	(0.2)	(1.4)	(1.6)
Balance as of end of year	$35.4	$37.7	$35.4

Investment Policies and Strategies
For U.S. pension plans, the Company uses a total return on investment approach to achieve a long-term return on plan assets, with what the Company believes to be a prudent level of risk for the purpose of meeting its retirement income commitments to employees. The U.S. pension plans’ investments are diversified to assist in managing risk. During the year ended July 31, 2022, the Company’s asset allocation was as follows:

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
Estimated Contributions and Future Payments
The Company’s general funding policy is to make at least the minimum required contributions as required by applicable regulations, plus any additional amounts it determines to be appropriate. The Company made contributions of $2.3 million to its pension plans during the year ended July 31, 2022. Future required pension plan contributions may change significantly depending on the actual rate of return on plan assets, discount rates and regulatory requirements.
Estimated future benefit required payments for the Company’s pension plans as of July 31, 2022 were as follows (in millions):

2023	$29.2
2024	$29.6
2025	$29.7
2026	$27.7
2027	$27.9
2028-2032	$147.4
Retirement Savings
The Company provides a contributory employee savings plan to U.S. employees that permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. For eligible employees, employee contributions of up to 50% of compensation are matched at a rate equaling 100% of the first 3% contributed and 50% of the next 2% contributed. In addition, the Company contributes 3% of compensation annually for eligible employees. Total contribution expense for this plan was $27.2 million, $25.2 million and $22.0 million for the years ended July 31, 2022, 2021 and 2020, respectively.
Deferred Compensation and Other Benefit Plans
The Company provides various deferred compensation and other benefit plans to certain executives. The deferred compensation plan allows eligible employees to defer the receipt of all or a portion of their cash bonus and other stock-related compensation and up to 75% of their salary to future periods. Other benefit plans are provided to supplement the benefits for a select group of highly compensated individuals that are reduced because of compensation limitations set by the Internal Revenue Code. The Company has recorded a liability of $2.6 million and $3.3 million as of July 31, 2022 and 2021, respectively, related primarily to its deferred compensation plans.

Note 15. Derivative Instruments and Hedging
Derivative Fair Value Measurements
The Company enters into derivative instrument agreements, including foreign currency forward contracts, net investment hedges and interest rate swaps, to manage risk in connection with changes in foreign currency and interest rates. The Company only enters into derivative instrument agreements with counterparties who have highly rated credit. There is risk the counterparties to derivative contracts will fail to meet their contractual obligations. In order to mitigate counterparty credit risk, the Company only enters into contracts with carefully selected financial institutions based upon their credit ratings and certain other financial factors.
Contract provisions may require the posting of collateral or settlement of the contracts for various reasons, including if the Company’s credit ratings are downgraded below its investment grade credit rating by any of the major credit agencies or for cross default contractual provisions if there is a failure under other financing arrangements related to payment terms or covenants. As of July 31, 2022 and 2021, no collateral was posted.
The Company does not enter into derivative instrument agreements for trading or speculative purposes. For discussion on the fair value of the Company’s derivatives, see Note 16.
Foreign Currency Forward Contracts - Cash Flow Hedges and Derivatives Not Designated as Hedging Instruments
The Company buys materials from foreign suppliers. Those transactions can be denominated in those suppliers’ local currency. The Company also sells to customers in foreign countries. Those transactions can be denominated in those customers’ local currency. Both of these transaction types can create volatility in the Company’s financial statements. The Company uses foreign currency forward contracts to manage those exposures and fluctuations. These contracts generally mature in 12 months or less, which is consistent with the forecasts of the related purchases and sales. Certain contracts are designated as cash flow hedges, whereas the remaining contracts, most of which are related to certain intercompany transactions which offset balance sheet exposure, are not designated as hedging instruments. The total notional amounts of the foreign currency forward contracts designated as hedges as of July 31, 2022 and 2021 were $158.0 million and $117.2 million, respectively. The total notional amounts of the foreign currency forward contracts not designated as hedges as of July 31, 2022 and 2021 were $151.6 million and $154.2 million, respectively.
Changes in the fair value of the Company’s designated hedges are reported in accumulated other comprehensive loss on the Consolidated Balance Sheets until the related transaction occurs, see Note 12. Designated hedges are recognized as a component of net sales, cost of sales, operating expenses and other income, net in the Consolidated Statements of Earnings upon occurrence of the related hedged transaction.
Hedges which are not designated are recognized in other income, net in the Consolidated Statements of Earnings along with the related hedged transactions. Changes in the fair value of hedges which are not designated, are recognized in other income, net in the Consolidated Statements of Earnings.
Amounts related to foreign currency forward contracts designated as hedges are expected to be reclassified into earnings during the next 12 months based upon the timing of inventory purchases and sales.
Net Investment Hedges
The Company uses fixed-to-fixed cross-currency swap agreements to hedge its exposure to adverse foreign currency exchange rate movements for its operations in Europe. The Company has elected the spot method for designating these contracts as net investment hedges.
The total notional amount of net investment hedges as of July 31, 2022 and 2021 were €80 million, or $88.8 million, and €50 million, or $55.8 million, respectively. The maturity dates range from 2027 to 2029.
Gains and losses resulting from a change in fair value of the net investment hedge are offset by gains and losses on the underlying foreign currency exposure and are included in accumulated other comprehensive loss on the Consolidated Balance Sheets. Amounts related to excluded components associated with the net investment hedge are expected to be reclassified into earnings in interest expense in the Consolidated Statements of Earnings through their maturity.

Interest Rate Swaps - Cash Flow Hedges
The Company uses swap agreements to hedge exposure related to interest expense and to manage its exposure to interest rate movements. In fiscal 2021, the Company entered into interest rate swap agreements designated as cash flow hedges with aggregate notional amounts of $40.0 million and $25.0 million, respectively, hedging future fixed-rate debt issuances, which effectively fixed a portion of interest payments based on the 10 year treasury rates. Both instruments terminated in fiscal 2021, generating a realized gain of $2.6 million, and were subsequently recorded in accumulated other comprehensive loss on the Consolidated Balance Sheet. The gain is amortized in interest expense in the Consolidated Statements of Earnings over the life of the related debt. As of July 31, 2022 and 2021, there were no outstanding interest rate swap arrangements.
Cash Flows
Cash flows from derivative transactions are recorded in operating activities in the Consolidated Statements of Cash Flows.
Note 16. Fair Value Measurements
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
Short-Term Financial Instruments
As of July 31, 2022 and 2021, the carrying values of cash and cash equivalents, accounts receivable, short-term borrowings and accounts payable approximate fair value because of the short-term nature of these instruments, and are classified as Level 1 in the fair value hierarchy.
Long-Term Debt
As of July 31, 2022, the estimated fair values of fixed interest rate long-term debt were $396.9 million compared to the carrying values of $425.0 million. As of July 31, 2021, the estimated fair values of fixed interest rate long-term debt were $297.4 million compared to the carrying values of $275.0 million. The fair values are estimated by discounting the projected cash flows using the interest rates at which similar amounts of debt could currently be borrowed. The carrying values of total variable interest rate long-term debt were $221.7 million and $188.3 million as of July 31, 2022 and 2021, respectively, and approximate their fair values. Long-term debt is classified as Level 2 in the fair value hierarchy.
Equity Method Investments
The Company holds equity method investments in its joint ventures, which are included in other long-term assets on the Consolidated Balance Sheets. The aggregate carrying amount of these investments was $22.4 million and $24.2 million as of July 31, 2022 and 2021, respectively. These equity method investments are measured at fair value on a non-recurring basis. The fair value of the Company’s equity method investments has not been adjusted as there have been no triggering events or changes in circumstance that would have had an adverse impact on the value of these investments. In the event these investments are required to be measured, they would fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value, as the investments are in privately-held entities.
Derivative Fair Value Measurements
The fair values of the Company’s foreign currency forward contracts, net investment hedges and interest rate swaps reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price). The fair values are based on inputs other than quoted prices that are observable for the asset or liability and are determined by standard calculations and models that use readily observable market parameters. These inputs include foreign currency exchange rates and interest rates. Industry standard data providers are the primary source for forward and spot rate information for both interest rates and foreign currency exchange rates. The fair values of the Company’s foreign currency forward contracts, net investment hedges and interest rate swaps are classified as Level 2 in the fair value hierarchy. For discussion of the Company’s derivatives and hedging, see Note 15.

Fair Value of Derivatives Contracts
The fair value of the Company’s derivative contracts, recorded on the Consolidated Balance Sheets, was as follows (in millions):

		Assets		Liabilities
		July 31,		July 31,
Instruments	Balance Sheet Location	2022	2021	2022	2021
Designated as hedging instruments
Foreign currency forward contracts	Other current assets, other long-term assets	$0.3	$1.0	$2.7	$1.2
Net investment hedges	Other current assets, other long-term assets and other long-term liabilities	8.2	1.1	—	2.0
Total designated		8.5	2.1	2.7	3.2

Not designated as hedging instruments
Foreign currency forward contracts	Other current liabilities	1.7	0.5	2.5	0.4
Total not designated		1.7	0.5	2.5	0.4
Total		$10.2	$2.6	$5.2	$3.6
Fair Value of Contingent Consideration
The fair value of the contingent consideration liability is determined using a probability-weighted discounted cash flow method. This fair value measurement is based on unobservable inputs in the market, and thus, represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreement (e.g., potential payment amounts, length of measurement periods, manner of calculating any amounts due) and utilizes assumptions with regard to future cash flows, probabilities of achieving such future cash flows and a discount rate. Depending on the contractual terms of the purchase agreement, the probability of achieving future cash flows or earnings generally represent the only significant unobservable inputs. The contingent consideration liability is measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings.
A reconciliation of the fair value of the Company’s contingent consideration liability that use unobservable inputs, was as follows (in millions):

Balance as of July 31, 2021	$—
Issuances	24.6
Adjustments to fair value	0.1
Balance as of July 31, 2022	$24.7

Maximum potential payout	$30.7
There was no contingent consideration as of and for the years ended July 31, 2021 and 2020, see Note 2.
Note 17. Guarantees
Letters of Credit
The Company has letters of credit which guarantee payment to third parties in the event the Company is in breach of contract terms as detailed in each letter of credit. The outstanding debt contingent liability for standby letters of credit was as follows (in millions):

	Year Ended July 31,
	2022	2021
Contingent liability for standby letters of credit issued under the Company’s revolving credit facility	$7.5	$7.7
Amounts drawn for letters of credit under the Company’s revolving credit facility	$—	$—

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
The outstanding debt relating to AFSI, which the Company guarantees half, was $68.8 million and $37.8 million as of July 31, 2022 and 2021, respectively. AFSI has $63.0 million in a revolving credit facility which expires in 2024 and $17.0 million in an additional multi-currency revolving credit facility which terminates upon notification of either party.
Earnings from AFSI, which are recorded in other income, net in the Consolidated Statements of Earnings were $8.1 million and $8.7 million as of July 31, 2022 and 2021, respectively.
Note 18. Commitments and Contingencies
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
Warranty Reserves
The Company estimates warranty expense on certain products at the time of sale using quantitative measures based on historical warranty claim experience and evaluation of specific customer warranty issues. There were no individually or collectively material specific warranty matters accrued for, or significant settlements made, during the years ended July 31, 2022 and 2021. The Company’s accrued warranty reserves were $4.9 million and $6.1 million as of July 31, 2022 and 2021, respectively.
Note 19. Segment Reporting
The Company’s reportable segments are Engine Products and Industrial Products. The Company determines its operating segments consistent with the manner in which it manages its operations and evaluates performance for internal review and decision-making. Corporate and unallocated includes corporate expenses determined to be non-allocable to the segments, such as interest expense, restructuring charges and certain incentive compensation. In fiscal 2022, corporate and unallocated also included a charge of $3.4 million related to the Russia and Ukraine conflict.
The Engine Products segment is organized based on a combination of customers and products and consists of the Off-Road, On-Road, Aftermarket and Aerospace and Defense business units. Within these business units, Engine products consist of replacement filters for both air and liquid filtration applications as well as exhaust and emissions. Applications include air filtration systems, fuel and lube systems, hydraulic applications and exhaust and emissions systems and sensors, indicators and monitoring systems. Engine sells to OEMs in the construction, mining, agriculture, transportation, aerospace and defense end markets and to independent distributors, OEM dealer networks, private label accounts and large fleets.
The Industrial Products is organized based on product type and consists of the IFS, Gas Turbine Systems (GTS) and Special Applications business units. Within the IFS business unit, products consist of dust, fume and mist collectors, compressed air purification systems, gas and liquid filtration for food, beverage and industrial processes. The GTS business unit products consist of air filtration systems for gas turbines. Special applications products include polytetrafluoroethylene membrane-based products as well as specialized air and gas filtration systems for applications including hard disk drives and semi-conductor manufacturing and sensors, indicators and monitoring systems. Industrial sells to various dealers, distributors, OEMs and end users.
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
The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and sharing of assets. Therefore, the Company does not represent these segments, if operated independently, would report earnings before income taxes and other financial information as stated below.

Segment details were as follows (in millions):

	Engine Products Segment	Industrial Products Segment	Corporate and Unallocated	Total Company
Year ended July 31, 2022
Net sales	$2,302.7	$1,003.9	$—	$3,306.6
Equity earnings in unconsolidated affiliates	$1.7	$—	$—	$1.7
Earnings (loss) before income taxes	$329.2	$162.5	$(53.3)	$438.4
Equity investments in unconsolidated affiliates	$22.4	$—	$—	$22.4

Year ended July 31, 2021
Net sales	$1,957.7	$896.2	$—	$2,853.9
Equity earnings in unconsolidated affiliates	$4.2	$—	$—	$4.2
Earnings (loss) before income taxes	$289.0	$133.3	$(41.3)	$381.0
Equity investments in unconsolidated affiliates	$24.2	$—	$—	$24.2

Year ended July 31, 2020
Net sales	$1,727.5	$854.3	$—	$2,581.8
Equity earnings in unconsolidated affiliates	$4.7	$0.5	$—	$5.2
Earnings (loss) before income taxes	$229.3	$124.9	$(19.0)	$335.2
Equity investments in unconsolidated affiliates	$21.7	$—	$—	$21.7
Net sales by business unit were as follows (in millions):

	Year Ended July 31,
	2022	2021	2020
Engine Products segment
Off-Road	$405.8	$328.1	$256.5
On-Road	136.1	138.8	124.4
Aftermarket	1,640.3	1,394.6	1,228.9
Aerospace and Defense	120.5	96.2	117.7
Total Engine Products segment	2,302.7	1,957.7	1,727.5

Industrial Products segment
Industrial Filtration Solutions	711.2	621.9	581.2
Gas Turbine Systems	110.2	96.2	101.6
Special Applications	182.5	178.1	171.5
Total Industrial Products segment	1,003.9	896.2	854.3
Total Company	$3,306.6	$2,853.9	$2,581.8

Net sales, generally disaggregated by location where the customer’s order was received, and property, plant and equipment, net by geographic region were as follows (in millions):

	Net Sales	Property, Plant and Equipment, Net
Year ended July 31, 2022
U.S. and Canada	$1,336.8	$218.1
EMEA	963.6	184.3
APAC	669.0	59.5
LATAM	337.2	132.5
Total	$3,306.6	$594.4

Year ended July 31, 2021
U.S. and Canada	$1,084.2	$214.0
EMEA	865.7	220.4
APAC	649.2	60.4
LATAM	254.8	123.0
Total	$2,853.9	$617.8

Year ended July 31, 2020
U.S. and Canada	$1,059.9	$229.0
EMEA	760.2	229.4
APAC	553.2	59.8
LATAM	208.5	113.4
Total	$2,581.8	$631.6
Concentrations
There were no customers that accounted for over 10% of net sales for the years ended July 31, 2022, 2021 or 2020. There were no customers that accounted for over 10% of gross accounts receivable as of July 31, 2022 or 2021.
Note 20. Restructuring
In the second quarter of fiscal 2021, the Company initiated activities to further improve its operating and manufacturing cost structure, primarily in EMEA. These activities resulted in restructuring expenses, primarily related to severance, of $14.8 million. Charges of $5.8 million were included in cost of sales and $9.0 million were included in operating expenses in the Consolidated Statement of Earnings for the year ended July 31, 2021. This initiative is now substantially completed.
Note 21. Subsequent Event
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 was signed into U.S. law. Under this law, there is a new 15% corporate minimum tax, which will not have an impact on the Company. In addition, beginning after December 31, 2022 there will be a 1% excise tax on certain share repurchases, which is not expected to have a material impact on the Company’s Consolidated Financial Statements. There are other aspects within this new law that the Company is evaluating but none are expected to have a material impact on the Company’s Consolidated Financial Statements.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period. Based on their evaluation, as of the end of the period covered, the Company’s Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. The Company’s disclosure controls and procedures are designed so information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms, and such information is accumulated and communicated to management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined by Rules 13a-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
See Management’s Report on Internal Control over Financial Reporting under Item 8 of this Annual Report.
Report of Independent Registered Public Accounting Firm
See Report of Independent Registered Public Accounting Firm under Item 8 of this Annual Report.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information under the captions “Item 1: Election of Directors,” “Director Selection Process,” “Audit Committee,” “Audit Committee Expertise; Complaint-Handling Procedures,” and “Delinquent Section 16(a) Reports” of the 2022 Proxy Statement is incorporated herein by reference. Information on the Executive Officers of the Company is found under the caption “Executive Officers” in Part I of this Annual Report.
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
Item 11. Executive Compensation
The information under the captions “Executive Compensation” and “Director Compensation” of the 2022 Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the captions “Security Ownership” and “Equity Compensation Plan Information” of the 2022 Proxy Statement is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information under the captions “Policy and Procedures Regarding Transactions with Related Persons” and “Board Oversight and Director Independence” of the 2022 Proxy Statement is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information under the captions “Independent Registered Public Accounting Firm Fees” and “Audit Committee Pre-Approval Policies and Procedures” of the 2022 Proxy Statement is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Documents filed with this report:

(1)	Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Consolidated Statements of Earnings — years ended July 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income — years ended July 31, 2022, 2021 and 2020
Consolidated Balance Sheets — July 31, 2022 and 2021
Consolidated Statements of Cash Flows — years ended July 31, 2022, 2021 and 2020
Consolidated Statements of Changes in Stockholders’ Equity — years ended July 31, 2022, 2021 and 2020
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

10-AL	—	Compensation Plan for Non-Employee Directors under the 2019 Master Stock Incentive Plan as amended on January 26, 2022 ***
21	—	Subsidiaries
23	—	Consent of PricewaterhouseCoopers LLP
24	—	Powers of Attorney
31-A	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31-B	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	—
The following financial information from the Donaldson Company, Inc. Annual Report on Form 10-K for the fiscal year ended July 31, 2022, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Stockholders’ Equity and (vi) the Notes to Consolidated Financial Statements

104	—	The cover page from the Donaldson Company, Inc. Annual Report on Form 10-K for the fiscal year ended July 31, 2022, formatted in iXBRL (included as Exhibit 101)
__________________

*	Exhibit has previously been filed with the SEC and is incorporated herein by reference as an exhibit.
**	Pursuant to the provisions of Regulation S-K Item 601(b)(4)(iii)(A), copies of instruments defining the rights of holders of certain long-term debts of the Registrant and its subsidiaries are not filed and in lieu thereof the Registrant agrees to furnish a copy thereof to the SEC upon request.
***	Denotes compensatory plan or management contract.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONALDSON COMPANY, INC.

Date:	September 23, 2022	By:	/s/ Tod E. Carpenter
Tod E. Carpenter Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 23, 2022.

/s/ Tod E. Carpenter	Chairman, President and Chief Executive Officer
Tod E. Carpenter	(Principal Executive Officer)

/s/ Scott J. Robinson	Senior Vice President and Chief Financial Officer
Scott J. Robinson	(Principal Financial Officer)

/s/ Andrew J. Cebulla	Corporate Controller
Andrew J. Cebulla	(Principal Accounting Officer)

*	Director
Pilar Cruz

*	Director
Christopher M. Hilger

*	Director
Michael J. Hoffman

*	Director
Douglas A. Milroy

*	Director
Willard D. Oberton

*	Director
Richard M. Olson

*	Director
James J. Owens

*	Director
Ajita G. Rajendra

*	Director
Trudy A. Rautio

*	Director
Jacinth C. Smiley

*	Director
John P. Wiehoff

*By: /s/ Amy C. Becker
Amy C. Becker
As attorney-in-fact