Form 10-Q
period 2022-10-31
DONALDSON Co INC
filed 2022-12-07
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 29, 2022, 121,686,920 shares of the registrant’s common stock, par value $5.00 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended October 31,
	2022	2021
Net sales	$847.3	$760.9
Cost of sales	560.1	503.9
Gross profit	287.2	257.0
Selling, general and administrative	149.2	133.0
Research and development	18.7	16.5
Operating expenses	167.9	149.5
Operating income	119.3	107.5
Interest expense	4.5	3.4
Other income, net	(1.8)	—
Earnings before income taxes	116.6	104.1
Income taxes	29.4	27.0
Net earnings	$87.2	$77.1

Weighted average shares – basic	122.6	124.4
Weighted average shares – diluted	123.9	126.3

Net earnings per share – basic	$0.71	$0.62
Net earnings per share – diluted	$0.70	$0.61
See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended October 31,
	2022	2021
Net earnings	$87.2	$77.1
Other comprehensive loss:
Foreign currency translation loss	(40.1)	(10.5)
Pension liability adjustment, net of deferred taxes of $(0.4) and $(0.5), respectively	1.2	2.0
Derivatives:
Gains on hedging derivatives, net of deferred taxes of $(1.1) and $(0.2), respectively	3.4	1.0
Reclassifications of losses on hedging derivatives to net earnings, net of taxes of $(0.6) and $(0.3), respectively	1.2	0.3
Total derivatives	4.6	1.3
Net other comprehensive loss	(34.3)	(7.2)
Comprehensive income	$52.9	$69.9

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)
(Unaudited)

	October 31, 2022	July 31, 2022
Assets
Current assets:
Cash and cash equivalents	$161.0	$193.3
Accounts receivable, less allowances of $7.0 and $7.6, respectively	584.2	616.6
Inventories, net	490.1	502.4
Prepaid expenses and other current assets	100.1	94.2
Total current assets	1,335.4	1,406.5
Property, plant and equipment, net	590.8	594.4
Goodwill	340.1	345.8
Intangible assets, net	95.2	99.8
Other long-term assets	150.5	153.8
Total assets	$2,512.0	$2,600.3

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$0.2	$3.7
Accounts payable	320.7	338.5
Accrued employee compensation and related taxes	98.5	113.8
Income taxes payable	43.6	31.8
Dividend payable	—	28.3
Other current liabilities	106.3	113.5
Total current liabilities	569.3	629.6
Long-term debt	600.7	644.3
Non-current income taxes payable	69.6	69.4
Deferred income taxes	29.0	32.7
Other long-term liabilities	88.6	91.1
Total liabilities	1,357.2	1,467.1

Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued	758.2	758.2
Additional paid-in capital	22.2	17.0
Retained earnings	1,932.8	1,845.7
Accumulated other comprehensive loss	(239.9)	(205.6)
Treasury stock, 29,764,794 and 29,089,612 shares, respectively, at cost	(1,318.5)	(1,282.1)
Total stockholders’ equity	1,154.8	1,133.2
Total liabilities and stockholders’ equity	$2,512.0	$2,600.3
 See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended October 31,
	2022	2021
Operating Activities
Net earnings	$87.2	$77.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	22.4	23.8
Deferred income taxes	(3.4)	0.8
Stock-based compensation expense	9.7	9.0
Other, net	4.5	2.7
Changes in operating assets and liabilities	(2.2)	(70.5)
Net cash provided by operating activities	118.2	42.9

Investing Activities
Purchases of property, plant and equipment	(28.1)	(18.3)
Net cash used in investing activities	(28.1)	(18.3)

Financing Activities
Proceeds from long-term debt	—	124.5
Repayments of long-term debt	(40.0)	(35.0)
Change in short-term borrowings	(3.3)	(7.3)
Purchase of treasury stock	(45.7)	(102.9)
Dividends paid	(28.2)	(27.4)
Exercise of stock options and other	4.4	2.6
Net cash used in financing activities	(112.8)	(45.5)
Effect of exchange rate changes on cash	(9.6)	(1.1)
Decrease in cash and cash equivalents	(32.3)	(22.0)
Cash and cash equivalents, beginning of period	193.3	222.8
Cash and cash equivalents, end of period	$161.0	$200.8

Supplemental Cash Flow Information
Income taxes paid	$19.8	$23.2
Interest paid	$5.4	$3.1
Supplemental Disclosure of Non-Cash Operating and Investing Transactions
Accrued property, plant and equipment additions	$14.7	$7.8
Leased assets obtained in exchange for new operating lease liabilities	$2.4	$4.3

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended October 31, 2022 and 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance as of July 31, 2022	$758.2	$17.0	$1,845.7	$(205.6)	$(1,282.1)	$1,133.2
Net earnings			87.2			87.2
Other comprehensive loss				(34.3)		(34.3)
Treasury stock acquired					(45.7)	(45.7)
Dividends declared			0.1			0.1
Stock compensation and other activity		5.2	(0.2)		9.3	14.3
Balance as of October 31, 2022	$758.2	$22.2	$1,932.8	$(239.9)	$(1,318.5)	$1,154.8

Balance as of July 31, 2021	$758.2	$3.2	$1,623.8	$(118.2)	$(1,129.9)	$1,137.1
Net earnings			77.1			77.1
Other comprehensive loss				(7.2)		(7.2)
Treasury stock acquired					(102.9)	(102.9)
Dividends declared			0.2			0.2
Stock compensation and other activity		8.5	(0.1)		3.2	11.6
Balance as of October 31, 2021	$758.2	$11.7	$1,701.0	$(125.4)	$(1,229.6)	$1,115.9

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Donaldson Company, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of earnings, comprehensive income, financial position, cash flows and changes in stockholders’ equity have been included and are of a normal recurring nature. Operating results for the three months ended October 31, 2022 are not necessarily indicative of the results that may be expected for future periods. The year-end Condensed Consolidated Balance Sheet information was derived from the Company’s Audited Consolidated Financial Statements but does not include all disclosures required by GAAP. For further information, refer to the Audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2022.
Principles of Consolidation
The Condensed Consolidated Financial Statements include the accounts of the Company and all its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company’s joint ventures are not majority-owned and are accounted for under the equity method. Certain reclassifications to previously reported financial information on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Stockholders’ Equity have been made to conform to the current period presentation.
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
Operating Environment
Inflation
While inflation was not as significant in the first quarter of fiscal 2023, the Company continues to experience the effects of inflation from the prior year related to raw materials and other expenses, including labor and energy. These inflationary pressures have had an adverse impact on the Company’s profit margins throughout the first quarter of fiscal 2023, however they have been generally mitigated by pricing actions implemented in the prior year.
New Accounting Standards Not Yet Adopted
The Company considers the applicability and impact of the Financial Accounting Standards Board’s (FASB) Accounting Standards Updates (ASUs) issued but not yet adopted.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606) as if the entity had originated the contracts. The guidance is effective for fiscal years beginning after December 15, 2022, with early application permitted. This ASU is applicable to the Company’s fiscal year beginning in the first quarter of fiscal 2024. The Company does not expect adoption of this standard will have a material impact on its financial statements.
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair values; it also requires additional disclosures, including the nature and remaining duration of such restrictions. The guidance is effective for fiscal years beginning after December 15, 2023, with early application permitted. This ASU is applicable to the Company’s fiscal year beginning in the first quarter of fiscal 2025. The Company does not expect adoption of this standard will have a material impact on its financial statements.

Note 2. Acquisitions
In the second quarter of fiscal 2022, the Company acquired Pearson Arnold Industrial Services (PAIS), headquartered in New Hope, Minnesota, for cash consideration of $3.3 million, net of cash acquired, and contingent consideration with a maximum payout of $1.7 million, and Solaris Biotechnology S.r.l (Solaris), headquartered in Mantovano, Italy, with U.S. operations based in Berkeley, California, for cash consideration of €41 million, or $45.7 million, net of cash acquired. PAIS provides equipment, parts and services for dust, mist and fume collection systems, industrial fans and compressed air systems. PAIS is reported within the Company’s Industrial Filtration Solutions (IFS) business in the Industrial Products segment. Solaris designs and manufactures bioprocessing equipment, including bioreactors, fermenters and tangential flow filtration systems for use in food and beverage, biotechnology and other life sciences markets. Solaris is reported within the Company’s IFS business in the Industrial Products segment. Net sales of these acquisitions were immaterial to the Condensed Consolidated Statement of Earnings for the three months ended October 31, 2022.
In the fourth quarter of fiscal 2022, the Company acquired Purilogics LLC (Purilogics) headquartered in Greenville, South Carolina, for cash consideration of $19.9 million, net of cash acquired, and contingent consideration with a maximum payout of $29.0 million. Purilogics is a biotechnology company that leverages a novel technology platform for the development of membrane chromatography products. Purilogics offers a broad portfolio of purification tools for a wide range of biologics. Purilogics’ proprietary formulations and processes create membranes that have significant competitive advantages, enabling faster and more cost-effective production of increasingly complex biologic drugs. Purilogics was reported within the Company’s IFS business in the Industrial Products segment. Management expects to finalize the purchase accounting for this acquisition by the fourth quarter of fiscal 2023. Net sales of Purilogics were immaterial to the Condensed Consolidated Statement of Earnings for the three months ended October 31, 2022.
See Notes 15 and 17 for related contingent compensation and consideration.
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

Revenue Disaggregation
Net sales, generally disaggregated by location where the customer’s order was placed, were as follows (in millions):

	Three Months Ended October 31,
	2022	2021
U.S. and Canada	$375.2	$300.8
Europe, Middle East and Africa (EMEA)	226.7	224.6
Asia Pacific (APAC)	150.7	163.7
Latin America (LATAM)	94.7	71.8
Total net sales	$847.3	$760.9
See Note 18 for net sales disaggregated by segment and business unit.
Contract Assets and Liabilities
The satisfaction of performance obligations and the resulting recognition of revenue typically correspond with billing of the customer. In limited circumstances, the customer may be billed at a time later than when revenue is recognized, resulting in contract assets, which are reported in other current assets on the Condensed Consolidated Balance Sheets. Contract assets were $16.9 million and $17.7 million as of October 31, 2022 and July 31, 2022, respectively. In other limited circumstances, the customer may make a payment at a time earlier than when revenue is recognized and prior to the satisfaction of performance obligations, resulting in contract liabilities, which are reported in other current liabilities on the Condensed Consolidated Balance Sheets. Contract liabilities were $23.4 million and $22.3 million as of October 31, 2022 and July 31, 2022, respectively.
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
Note 4. Inventories, Net
The components of inventories, net were as follows (in millions):

	October 31, 2022	July 31, 2022
Raw materials	$186.3	$197.6
Work in process	59.2	56.1
Finished products	244.6	248.7
Total inventories, net	$490.1	$502.4
Note 5. Property, Plant and Equipment, Net
The components of property, plant and equipment, net were as follows (in millions):

	October 31, 2022	July 31, 2022
Land	$25.0	$25.6
Buildings	389.6	396.2
Machinery and equipment	930.9	940.1
Computer software	140.8	141.0
Construction in progress	87.3	72.1
Less accumulated depreciation	(982.8)	(980.6)
Total property, plant and equipment, net	$590.8	$594.4

Note 6. Goodwill and Intangible Assets
Goodwill
The Company allocates goodwill to reporting units within its Engine Products and Industrial Products segments. There were no dispositions or impairment charges recorded during the three months ended October 31, 2022 and 2021. Goodwill is assessed for impairment annually during the third quarter of the fiscal year, or more frequently if events or changes in circumstances indicate the asset may be impaired. The Company performed its annual impairment assessment during the third quarter of fiscal 2022 and did not record any impairment as a result of this assessment.
Goodwill by reportable segment was as follows (in millions):

	Engine Products Segment	Industrial Products Segment	Total
Balance as of July 31, 2022	$83.7	$262.1	$345.8
Foreign currency translation	(0.3)	(5.4)	(5.7)
Balance as of October 31, 2022	$83.4	$256.7	$340.1
Intangible Assets
Intangible asset classes were as follows (in millions):

	Customer Relationships			Patents, Trademarks and Technology
	Gross Carrying Amount	Accumulated Amortization	Total Net Value	Gross Carrying Amount	Accumulated Amortization	Total Net Value	Total
Balance as of July 31, 2022	$104.6	$(60.3)	$44.3	$71.9	$(16.4)	$55.5	$99.8
Amortization expense	—	(1.2)	(1.2)	—	(1.3)	(1.3)	(2.5)
Foreign currency translation	(2.2)	0.8	(1.4)	(0.9)	0.2	(0.7)	(2.1)
Balance as of October 31, 2022	$102.4	$(60.7)	$41.7	$71.0	$(17.5)	$53.5	$95.2
Amortization expense was $2.5 million and $2.2 million for the three months ended October 31, 2022 and 2021, respectively. Amortization expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings.
Note 7. Long-Term Debt
As of October 31, 2022, there was $407.5 million available and $85.0 million outstanding on the Company’s $500.0 million unsecured revolving credit facility that expires on May 21, 2026.
Certain debt agreements contain financial covenants related to interest coverage and leverage ratios, as well as other non-financial covenants. As of October 31, 2022, the Company was in compliance with all such covenants.
Note 8. Income Taxes
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The U.S. Internal Revenue Service has completed examinations of the Company’s U.S. federal income tax returns through fiscal 2018. With few exceptions, the Company is no longer subject to state and foreign income tax examinations by tax authorities for years before fiscal 2017.
As of October 31, 2022, gross unrecognized tax benefits were $15.3 million and accrued interest and penalties on these unrecognized tax benefits were $1.3 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income taxes in the Condensed Consolidated Statements of Earnings. The Company estimates within the next 12 months it is reasonably possible its uncertain tax positions could decrease by as much as $3.2 million due to lapses in statutes of limitation. The statutes of limitation periods for the Company’s various tax jurisdictions range from two years to 10 years.
In August 2022, the Inflation Reduction Act of 2022 was signed into U.S. law. Under this law, there is a new 15% corporate minimum tax, which is not expected to have an impact on the Company. In addition, beginning after December 31, 2022, there will be a 1% excise tax on certain share repurchases, which is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements. The Company evaluated the other aspects within this new law and does not expect a material impact to the Company’s Condensed Consolidated Financial Statements.

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
Basic and diluted net EPS calculations were as follows (in millions, except per share amounts):

	Three Months Ended October 31,
	2022	2021
Net earnings	$87.2	$77.1

Weighted average common shares outstanding
Weighted average common shares – basic	122.6	124.4
Dilutive impact of stock-based awards	1.3	1.9
Weighted average common shares – diluted	123.9	126.3

Net EPS – basic	$0.71	$0.62
Net EPS – diluted	$0.70	$0.61
Stock options excluded from net EPS calculation	1.7	—
Note 10. Stockholders’ Equity
Share Repurchases
The Company’s Board of Directors has authorized the repurchase of up to 13.0 million shares of common stock under the Company’s stock repurchase plan. This repurchase authorization is effective until terminated by the Board of Directors. During the three months ended October 31, 2022, the Company repurchased 0.9 million shares for $45.7 million. As of October 31, 2022, the Company had remaining authorization to repurchase 4.5 million shares under this plan.
Dividends Paid and Declared
Dividends paid were 23.0 cents and 22.0 cents per common share for the three months ended October 31, 2022 and 2021, respectively.
On November 18, 2022, the Company’s Board of Directors declared a cash dividend in the amount of 23.0 cents per common share, payable December 20, 2022, to stockholders of record as of December 5, 2022.

Note 11. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three months ended October 31, 2022 and 2021 were as follows (in millions):

	Foreign Currency Translation Adjustment	Pension Benefits		Derivative Financial Instruments		Total
Balance as of July 31, 2022, net of tax	$(143.6)	$(67.5)		$5.5		$(205.6)
Other comprehensive (loss) income before reclassifications and tax	(40.1)	—		4.5		(35.6)
Tax expense	—	—		(1.1)		(1.1)
Other comprehensive (loss) income before reclassifications, net of tax	(40.1)	—		3.4		(36.7)

Reclassifications, before tax	—	1.6	(1)	1.8		3.4
Tax expense	—	(0.4)		(0.6)		(1.0)
Reclassifications, net of tax	—	1.2		1.2	(2)	2.4
Other comprehensive (loss) income, net of tax	(40.1)	1.2		4.6		(34.3)
Balance as of October 31, 2022, net of tax	$(183.7)	$(66.3)		$10.1		$(239.9)

Balance as of July 31, 2021, net of tax	$(44.0)	$(74.7)		$0.5		$(118.2)
Other comprehensive (loss) income before reclassifications and tax	(10.5)	—		1.2		(9.3)
Tax expense	—	—		(0.2)		(0.2)
Other comprehensive (loss) income before reclassifications, net of tax	(10.5)	—		1.0		(9.5)

Reclassifications, before tax	—	2.5	(1)	0.6		3.1
Tax expense	—	(0.5)		(0.3)		(0.8)
Reclassifications, net of tax	—	2.0		0.3	(2)	2.3
Other comprehensive (loss) income, net of tax	(10.5)	2.0		1.3		(7.2)
Balance as of October 31, 2021, net of tax	$(54.5)	$(72.7)		$1.8		$(125.4)
(1)Amounts include foreign currency translation losses of $1.0 million and $0.5 million and net amortization of prior service costs and actuarial losses of $0.6 million and $2.0 million in fiscal 2023 and 2022, respectively, included in other income, net in the Condensed Consolidated Statements of Earnings, see Note 13.
(2)Relates to designated foreign currency forward contracts that were reclassified from accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets to net sales, cost of sales and selling, general, and administrative expenses in the Condensed Consolidated Statements of Earnings, see Note 14.
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
Pretax stock-based compensation expense associated with options was $7.5 million and $6.9 million for the three months ended October 31, 2022 and 2021, respectively.
Fair value is calculated using the Black-Scholes option pricing model. The weighted average fair value for options granted was $15.50 and $14.24 per share during the three months ended October 31, 2022 and 2021, respectively.

Option activity was as follows:

	Options	Weighted Average Exercise Price
Balance outstanding as of July 31, 2022	6,927,161	$46.32
Granted	875,900	50.89
Exercised	(175,631)	36.60
Expired/forfeited	(27,660)	53.69
Balance outstanding as of October 31, 2022	7,599,770	$47.04
Performance-Based Awards
Performance-based awards are payable in common stock and are based on a formula that measures Company performance over a three year period. These awards are settled after three years with payouts ranging from 0% to 200% of the target award depending on achievement.
Pretax performance-based awards expense was $1.8 million and $1.7 million for the three months ended October 31, 2022 and 2021, respectively.
Performance-based awards for non-vested activity were as follows:

	Performance Shares	Weighted Average Grant Date Fair Value
Balance outstanding as of July 31, 2022	188,206	$52.20
Granted	113,100	50.89
Vested	—	—
Forfeited	—	—
Balance outstanding as of October 31, 2022	301,306	$51.71
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
Net periodic pension costs for the Company’s pension plans were as follows (in millions):

	Three Months Ended October 31,
	2022	2021
Service cost	$1.6	$1.8
Interest cost	4.1	2.5
Expected return on assets	(6.3)	(6.3)
Prior service cost amortization	0.1	0.1
Actuarial loss amortization	0.5	1.8
Net periodic pension costs	$—	$(0.1)
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

Note 14. Derivative Instruments and Hedging
Derivative Fair Value Measurements
The Company enters into derivative instrument agreements, including foreign currency forward contracts and net investment hedges, to manage risk in connection with changes in foreign currency. The Company only enters into derivative instrument agreements with counterparties who have highly rated credit. There is risk the counterparties to derivative contracts will fail to meet their contractual obligations. In order to mitigate counterparty credit risk, the Company only enters into contracts with carefully selected financial institutions based upon their credit ratings and certain other financial factors.
Contract provisions may require the posting of collateral or settlement of the contracts for various reasons, including if the Company’s credit ratings are downgraded below its investment grade credit rating by any of the major credit agencies or for cross default contractual provisions if there is a failure under other financing arrangements related to payment terms or covenants. As of October 31, 2022 and July 31, 2022, no collateral was posted.
The Company does not enter into derivative instrument agreements for trading or speculative purposes. For discussion on the fair value of the Company’s derivatives, see Note 15.
Foreign Currency Forward Contracts - Cash Flow Hedges and Derivatives Not Designated as Hedging Instruments
The Company buys materials from foreign suppliers. Those transactions can be denominated in those suppliers’ local currency. The Company also sells to customers in foreign countries. Those transactions can be denominated in those customers’ local currency. Both of these transaction types can create volatility in the Company’s financial statements. The Company uses foreign currency forward contracts to manage those exposures and fluctuations. These contracts generally mature in 12 months or less, which is consistent with the forecasts of the related purchases and sales. Certain contracts are designated as cash flow hedges, whereas the remaining contracts, most of which are related to certain intercompany transactions which offset balance sheet exposure, are not designated as hedging instruments. The total notional amounts of the foreign currency forward contracts designated as hedges were $118.1 million and $158.0 million as of October 31, 2022 and July 31, 2022, respectively. The total notional amounts of the foreign currency forward contracts not designated as hedges were $211.4 million and $151.6 million as of October 31, 2022 and July 31, 2022, respectively.
Changes in the fair value of the Company’s designated hedges are reported in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets until the related transaction occurs, see Note 11. Designated hedges are recognized as a component of either net sales, cost of sales, selling, general and administrative expenses or other income, net in the Condensed Consolidated Statements of Earnings upon occurrence of the related hedged transaction.
Hedges which are not designated are recognized in other income, net in the Condensed Consolidated Statements of Earnings along with the related hedged transactions. Changes in the fair value of hedges which are not designated, are recognized in other income, net in the Condensed Consolidated Statements of Earnings.
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
The total notional amount of net investment hedges was €80 million, or $88.8 million, as of October 31, 2022 and July 31, 2022. The maturity dates range from 2027 to 2029.
Gains and losses resulting from a change in fair value of the net investment hedge are offset by gains and losses on the underlying foreign currency exposure and are included in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets. Amounts related to excluded components associated with the net investment hedge are expected to be reclassified into earnings in interest expense in the Condensed Consolidated Statements of Earnings through their maturity.
Cash Flows
Cash flows from derivative transactions are recorded in operating activities in the Condensed Consolidated Statements of Cash Flows.

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
Short-Term Financial Instruments
As of October 31, 2022 and July 31, 2022, the carrying values of cash and cash equivalents, accounts receivable, short-term borrowings and accounts payable approximate fair value because of the short-term nature of these instruments, and are classified as Level 1 in the fair value hierarchy.
Long-Term Debt
As of October 31, 2022, the estimated fair values of fixed interest rate long-term debt were $368.4 million compared to the carrying values of $425.0 million. As of July 31, 2022, the estimated fair values of fixed interest rate long-term debt were $396.9 million compared to the carrying values of $425.0 million. The fair values are estimated by discounting the projected cash flows using the interest rates at which similar amounts of debt could currently be borrowed. The carrying values of total variable interest rate long-term debt were $178.0 million and $221.7 million as of October 31, 2022 and July 31, 2022, respectively, and approximate their fair values. Long-term debt is classified as Level 2 in the fair value hierarchy.
Equity Method Investments
The Company holds equity method investments in its joint ventures, which are included in other long-term assets on the Condensed Consolidated Balance Sheets. The aggregate carrying amount of these investments was $20.4 million and $22.4 million as of October 31, 2022 and July 31, 2022, respectively. These equity method investments are measured at fair value on a non-recurring basis. The fair value of the Company’s equity method investments has not been adjusted as there have been no triggering events or changes in circumstance that would have had an adverse impact on the value of these investments. In the event these investments are required to be measured, they would fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value, as the investments are in privately-held entities.
Derivative Fair Value Measurements
The fair values of the Company’s foreign currency forward contracts and net investment hedges reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price). The fair values are based on inputs other than quoted prices that are observable for the asset or liability and are determined by standard calculations and models that use readily observable market parameters. These inputs include foreign currency exchange rates. Industry standard data providers are the primary source for forward and spot rate information for foreign currency exchange rates. The fair values of the Company’s foreign currency forward contracts and net investment hedges are classified as Level 2 in the fair value hierarchy. For discussion of the Company’s derivatives and hedging, see Note 14.

Fair Value of Derivatives Contracts
The fair value of the Company’s derivative contracts, recorded on the Condensed Consolidated Balance Sheets, was as follows (in millions):

		Assets		Liabilities
	Balance Sheet Location	October 31, 2022	July 31, 2022	October 31, 2022	July 31, 2022
Designated as hedging instruments
Foreign currency forward contracts	Other current assets, other long-term assets	$4.1	$0.3	$2.3	$2.7
Net investment hedges	Other current assets, other long-term assets and other long-term liabilities	10.3	8.2	—	—
Total designated		14.4	8.5	2.3	2.7

Not designated as hedging instruments
Foreign currency forward contracts	Other current liabilities	1.6	1.7	2.0	2.5
Total not designated		1.6	1.7	2.0	2.5
Total		$16.0	$10.2	$4.3	$5.2
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
The fair value of the Company’s contingent consideration liability that uses unobservable inputs, was $24.7 million as of October 31, 2022 and July 31, 2022. The maximum potential payout of the contingent consideration as of October 31, 2022 and July 31, 2022 was $30.7 million. There was no contingent consideration as of October 31, 2021, see Note 17.
Note 16. Guarantees
Letters of Credit
The Company has letters of credit which guarantee payment to third parties in the event the Company is in breach of contract terms as detailed in each letter of credit. The outstanding contingent liability for standby letters of credit was as follows (in millions):

	October 31, 2022	July 31, 2022
Contingent liability for standby letters of credit issued under the Company’s revolving credit facility	$7.5	$7.5
Amounts drawn for letters of credit under the Company’s revolving credit facility	$—	$—
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

The outstanding debt relating to AFSI, which the Company guarantees half, was $67.7 million and $68.8 million as of October 31, 2022 and July 31, 2022, respectively. AFSI has $63.0 million in a revolving credit facility, which expires in 2024, and $17.0 million in an additional multi-currency revolving credit facility, which terminates upon notification by either party.
Earnings from AFSI, which are recorded in other income, net in the Condensed Consolidated Statements of Earnings, were $1.3 million and $1.2 million for the three months ended October 31, 2022 and 2021, respectively.
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
Contingent Compensation and Consideration
Acquisition Agreement - Purilogics
The Company has an acquisition purchase agreement with Purilogics, which includes deferred payment provisions representing potential milestone payments for Purilogics’ former owners. The provisions are made up of two general types of arrangements, contingent compensation and contingent consideration. The contingent compensation arrangement is contingent on the former owner’s future employment with the Company, and the related amounts are recognized over the required employment period. The contingent consideration is not contingent on employment and was recorded as purchase consideration in both other current and other long-term liabilities on the Condensed Consolidated Balance Sheets at the time of the initial acquisition based on the fair value of the estimated liability. The amounts are paid over a three- to five-year period, contingent on the achievement of certain revenue and manufacturing milestones.
The total contingent compensation arrangement liability was $0.3 million and $0.1 million as of October 31, 2022 and July 31, 2022, respectively, which was included in other long-term liabilities on the Condensed Consolidated Balance Sheets. The maximum payout of the contingent compensation arrangement upon completion of the future performance periods was $3.0 million as of October 31, 2022 and July 31, 2022, inclusive of the $0.3 million and $0.1 million accrued, respectively.
The total contingent consideration liability was $23.0 million as of both October 31, 2022 and July 31, 2022, and was included in other current and other long-term liabilities on the Condensed Consolidated Balance Sheets. The Company primarily determines the contingent consideration liability based on the forecasted probability of achieving certain milestones. The contingent consideration liability is measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. The maximum payout of the contingent consideration was $29.0 million, inclusive of the $23.0 million accrued as of both October 31, 2022 and July 31, 2022.
Other Acquisition Agreements
For other acquisitions, the total contingent compensation arrangement liability was $0.4 million and $0.3 million as of October 31, 2022 and July 31, 2022, respectively, which was included in other long-term liabilities on the Condensed Consolidated Balance Sheets. The maximum payout of the contingent compensation arrangement upon completion of the future performance periods was $3.1 million, which terminates in five years, inclusive of the $0.4 million and $0.3 million accrued as of October 31, 2022 and July 31, 2022, respectively.
The total contingent consideration liability was $1.7 million, which was included in other long-term liabilities on the Condensed Consolidated Balance Sheets, as of October 31, 2022 and July 31, 2022, respectively. The maximum payout of the contingent consideration was $1.7 million, which terminates in three years and was fully accrued as of October 31, 2022 and July 31, 2022, respectively.
For additional discussion regarding the fair value of the Company’s contingent consideration liability, see Note 15.
Note 18. Segment Reporting
The Company’s operating segments are Engine Products and Industrial Products. The Engine Products segment is organized based on a combination of customers and products and consists of the Off-Road, On-Road, Aftermarket and Aerospace and Defense business units. Within these business units, products consist of replacement filters for both air and liquid filtration applications as well as exhaust and emissions. Applications include air filtration systems, fuel and lube systems, hydraulic applications and exhaust and emissions systems and sensors, indicators and monitoring systems. Engine Products sells to original equipment manufacturers (OEMs) in the construction, mining, agriculture, transportation, aerospace and defense end markets and to independent distributors, OEM dealer networks, private label accounts and large fleets.

The Industrial Products segment is organized based on product type and consists of the Industrial Filtration Solutions (IFS), Gas Turbines Systems (GTS) and Special Applications business units. Within the IFS business unit, products consist of dust, fume and mist collectors, compressed air purification systems, gas and liquid filtration for food, beverage and industrial processes. The GTS business unit products consist of air filtration systems for gas turbines. Special Applications products include polytetrafluoroethylene membrane-based products as well as specialized air and gas filtration systems for applications including hard disk drives and semiconductor manufacturing and sensors, indicators and monitoring systems. Industrial Products sells to various dealers, distributors, OEMs and end users.
The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and sharing of assets. Therefore, the Company does not represent these segments, if operated independently, would report earnings before income taxes as stated below.
Segment details were as follows (in millions):

	Three Months Ended October 31,
	2022	2021
Net sales
Engine Products segment	$604.5	$527.2
Industrial Products segment	242.8	233.7
Total Company	$847.3	$760.9

Earnings (loss) before income taxes
Engine Products segment	$90.9	$72.3
Industrial Products segment	37.8	38.3
Corporate and unallocated	(12.1)	(6.5)
Total Company	$116.6	$104.1
Net sales by business unit were as follows (in millions):

	Three Months Ended October 31,
	2022	2021
Engine Products segment
Off-Road	$108.0	$93.9
On-Road	36.0	31.5
Aftermarket	426.9	374.3
Aerospace and Defense	33.6	27.5
Total Engine Products segment	604.5	527.2

Industrial Products segment
Industrial Filtration Solutions	180.9	165.5
Gas Turbine Systems	25.5	16.6
Special Applications	36.4	51.6
Total Industrial Products segment	242.8	233.7
Total Company	$847.3	$760.9
Concentrations
There were no customers that accounted for over 10% of net sales for the three months ended October 31, 2022 or 2021. There were no customers that accounted for over 10% of gross accounts receivable as of October 31, 2022 or as of July 31, 2022.

Organizational Redesign
During the first quarter of fiscal 2023, the Company announced a company-wide organizational redesign to further support the Company’s growth strategies and better serve its customers. Effective November 1, 2022, as a result of the organizational redesign, the Company established a new segment reporting structure which resulted in three reportable segments: Mobile Solutions, Industrial Solutions and Life Sciences. The organizational structure also includes Corporate and unallocated which encompasses corporate expenses determined to be non-allocable to the segments, such as interest expense, restructuring charges and certain incentive compensation. The Company determines its operating segments consistent with the manner in which it manages its operations and evaluates performance for internal review and decision-making.
Note 19. Restructuring
In October 2022, in conjunction with the organizational redesign, the Company recorded $7.6 million of charges consisting of $4.2 million of severance charges and $3.4 million of other organizational redesign costs. These amounts have been included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statement of Earnings.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Founded in 1915, Donaldson Company, Inc. is a global leader in technology-led filtration products and solutions, serving a broad range of industries and advanced markets. Donaldson’s diverse, skilled employees at over 140 locations, 74 of which are manufacturing and distribution centers, on six continents, partner with customers — from small business owners to the world’s biggest original equipment manufacturer (OEM) brands — to solve complex filtration challenges. Customers choose Donaldson’s filtration solutions due to their stringent performance requirements, natural replacement change cycles and need for reliability.
The Company’s operating segments are Engine Products and Industrial Products. The Engine Products segment is organized based on a combination of customers and products and consists of the Off-Road, On-Road, Aftermarket and Aerospace and Defense business units. Within these business units, products consist of replacement filters for both air and liquid filtration applications as well as exhaust and emissions. Applications include air filtration systems, fuel and lube systems, hydraulic applications and exhaust and emissions systems and sensors, indicators and monitoring systems. Engine Products sells to OEMs in the construction, mining, agriculture, transportation, aerospace and defense end markets and to independent distributors, OEM dealer networks, private label accounts and large fleets.
The Industrial Products segment is organized based on product type and consists of the Industrial Filtration Solutions (IFS), Gas Turbines Systems (GTS) and Special Applications business units. Within the IFS business unit, products consist of dust, fume and mist collectors, compressed air purification systems, gas and liquid filtration for food, beverage and industrial processes. The GTS business unit products consist of air filtration systems for gas turbines. Special Applications products include polytetrafluoroethylene membrane-based products as well as specialized air and gas filtration systems for applications including hard disk drives and semiconductor manufacturing and sensors, indicators and monitoring systems. Industrial Products sells to various dealers, distributors, OEMs and end users.
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
Operating Environment
Inflation
While inflation was not as significant in the first quarter of fiscal 2023, the Company continues to experience the effects of inflation from the prior year related to raw materials and other expenses, including labor and energy. These inflationary pressures have had an adverse impact on the Company’s profit margins throughout the first quarter of fiscal 2023, however they have been generally mitigated by pricing actions implemented in the prior year.

Consolidated Results of Operations
Operating Results
Operating results were as follows (in millions, except per share amounts):

	Three Months Ended October 31,
	2022	% of net sales	2021	% of net sales
Net sales	$847.3		$760.9
Cost of sales	560.1	66.1%	503.9	66.2%
Gross profit	287.2	33.9	257.0	33.8
Selling, general and administrative	149.2	17.6	133.0	17.5
Research and development	18.7	2.2	16.5	2.2
Operating expenses	167.9	19.8	149.5	19.7
Operating income	119.3	14.1	107.5	14.1
Interest expense	4.5	0.5	3.4	0.5
Other income, net	(1.8)	(0.2)	—	—
Earnings before income taxes	116.6	13.8	104.1	13.7
Income taxes	29.4	3.5	27.0	3.5
Net earnings	$87.2	10.3%	$77.1	10.1%

Net earnings per share (EPS) - diluted	$0.70		$0.61
Geographic Net Sales by Origination
Net sales, generally disaggregated by location where the customer’s order was received, were as follows (in millions):

	Three Months Ended October 31,
	2022	% of net sales	2021	% of net sales
U.S. and Canada	$375.2	44.3%	$300.8	39.5%
Europe, Middle East and Africa (EMEA)	226.7	26.8	224.6	29.5
Asia Pacific (APAC)	150.7	17.8	163.7	21.5
Latin America (LATAM)	94.7	11.1	71.8	9.5
Total Company	$847.3	100.0%	$760.9	100.0%
Net Sales
Net sales for the three months ended October 31, 2022 increased $86.4 million, or 11.4% from the three months ended October 31, 2021, reflecting higher sales in the Engine Products segment of $77.3 million, or 14.7% and the Industrial Products segment of $9.1 million, or 3.9%. Foreign currency translation decreased net sales by $58.8 million compared to the three months ended October 31, 2021, reflecting decreases in the Engine Products and Industrial Products segments of $39.1 million and $19.7 million, respectively. During the three months ended October 31, 2022, the Company’s net sales increased primarily from higher pricing and volume growth, partially offset by a negative impact from foreign currency translation.
Cost of Sales and Gross Margin
Cost of sales for the three months ended October 31, 2022 was $560.1 million, compared with $503.9 million for the three months ended October 31, 2021, an increase of $56.2 million, or 11.2%. Gross margin as a percentage of net sales for the three months ended October 31, 2022 was 33.9% compared with 33.8% for the three months ended October 31, 2021. The gross margin as a percentage of net sales increase was driven by continued pricing efforts, which was mostly offset by higher costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended October 31, 2022 were $149.2 million, or 17.6% of net sales, compared with $133.0 million, or 17.5% of net sales, for the three months ended October 31, 2021, an increase of $16.2 million, or 12.2%. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to a $7.6 million charge related to the company-wide organizational redesign. This was partially offset by expense leverage on higher sales.

Research and Development Expenses
Research and development expenses for the three months ended October 31, 2022 were $18.7 million, or 2.2% of net sales, compared with $16.5 million, or 2.2% of net sales, for the three months ended October 31, 2021.
Non-Operating Items
Interest expense for the three months ended October 31, 2022 was $4.5 million, compared with $3.4 million for the three months ended October 31, 2021, an increase of $1.1 million, or 32.1%. The increase reflected a higher debt level and rising variable interest rates.
Other income, net for the three months ended October 31, 2022 was $1.8 million, compared with less than $0.1 million for the three months ended October 31, 2021, an increase of $1.8 million, which was driven primarily by the timing of charitable contributions.
Income Taxes
The effective tax rates were 25.2% and 25.9% for the three months ended October 31, 2022 and 2021, respectively. The decrease in effective tax rate was primarily due to increased tax benefits on export income and an overall increase in discrete tax benefits.
Net Earnings
Net earnings for the three months ended October 31, 2022 were $87.2 million, compared with $77.1 million for the three months ended October 31, 2021, an increase of $10.1 million, or 13.1%. Diluted EPS were $0.70 for the three months ended October 31, 2022, compared with $0.61 for the three months ended October 31, 2021, an increase of $0.09, or 15.3%.
Segment Results of Operations
Net sales and earnings (loss) before income taxes were as follows (in millions):

	Three Months Ended October 31,
	2022	2021
Net sales
Engine Products segment	$604.5	$527.2
Industrial Products segment	242.8	233.7
Total Company	$847.3	$760.9

Earnings (loss) before income taxes
Engine Products segment	$90.9	$72.3
Industrial Products segment	37.8	38.3
Corporate and unallocated(1)	(12.1)	(6.5)
Total Company	$116.6	$104.1
(1)Corporate and unallocated includes corporate expenses determined to be non-allocable to the segments, such as interest expense, restructuring charges and certain incentive compensation.
Engine Products Segment
Net sales were as follows (in millions):

	Three Months Ended October 31,
	2022	2021
Off-Road	$108.0	$93.9
On-Road	36.0	31.5
Aftermarket	426.9	374.3
Aerospace and Defense	33.6	27.5
Total Engine Products segment	$604.5	$527.2

Engine Products segment earnings before income taxes	$90.9	$72.3

Net sales for the Engine Products segment for the three months ended October 31, 2022 were $604.5 million, compared with $527.2 million for the three months ended October 31, 2021, an increase of $77.3 million, or 14.7%. Excluding a $39.1 million decrease from foreign currency translation, net sales for the Engine Products segment increased 22.1%.
Net sales of Aftermarket increased $52.6 million, primarily driven by pricing and continued high end-market demand. Net sales of Off-Road increased $14.1 million, primarily due to increased pricing and high levels of global equipment production. The increased sales for all business units were partially offset by negative impacts from foreign currency translation.
Earnings before income taxes for the Engine Products segment for the three months ended October 31, 2022 were $90.9 million, or 15.0% of Engine Products’ net sales, an increase from 13.7% of net sales for the three months ended October 31, 2021. The increase was driven by higher pricing and expense leverage on higher sales, which were partially offset by higher costs.
Industrial Products Segment
Net sales were as follows (in millions):

	Three Months Ended October 31,
	2022	2021
Industrial Filtration Solutions (IFS)	$180.9	$165.5
Gas Turbine Systems	25.5	16.6
Special Applications	36.4	51.6
Total Industrial Products segment	$242.8	$233.7

Industrial Products segment earnings before income taxes	$37.8	$38.3
Net sales for the Industrial Products segment for the three months ended October 31, 2022 were $242.8 million, compared with $233.7 million for the three months ended October 31, 2021, an increase of $9.1 million, or 3.9%. Excluding a $19.7 million decrease from foreign currency translation, net sales for the Industrial Products segment increased 12.3%.
Net sales of IFS increased $15.4 million, reflecting pricing benefits and higher volume in industrial dust collection and process filtration, along with net sales related to recent acquisitions. GTS increased by $8.9 million as the prior year period was unseasonably soft due to the timing of orders. Special Applications decreased $15.2 million due to Disk Drive sales pressure from customer inventory management and a reduction in overall market demand. All business units were negatively impacted by foreign currency translation.
Earnings before income taxes for the Industrial Products segment for the three months ended October 31, 2022 were $37.8 million, or 15.6% of Industrial Products’ net sales, a decrease from 16.4% of net sales for the three months ended October 31, 2021. The decrease was due to unfavorable sales mix within the Special Applications business unit and the expected initial negative margin impact from the recent acquisitions.
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

Cash Flow Summary
Cash flows were as follows (in millions):

	Three Months Ended October 31,
	2022	2021	$ Change
Net cash provided by (used in):
Operating activities	$118.2	$42.9	$75.3
Investing activities	(28.1)	(18.3)	(9.8)
Financing activities	(112.8)	(45.5)	(67.3)
Effect of exchange rate changes on cash	(9.6)	(1.1)	(8.5)
Decrease in cash and cash equivalents	$(32.3)	$(22.0)	$(10.3)
Operating Activities
Cash provided by operating activities for the three months ended October 31, 2022 was $118.2 million, compared with $42.9 million for the three months ended October 31, 2021, an increase of $75.3 million. The increase in cash provided by operating activities was primarily driven by relatively flat inventory in the current quarter compared to a significant increase in inventory in the first quarter of the prior year, as well as higher earnings.
Investing Activities
Cash used in investing activities for the three months ended October 31, 2022 was $28.1 million, compared with $18.3 million for the three months ended October 31, 2021, an increase of $9.8 million. The increase in cash used was due to the higher investment of capital in various projects, including capacity expansion and tooling for new programs in the current year.
Financing Activities
Cash used in financing activities generally relates to the use of cash for payment of dividends and repurchases of the Company’s common stock, net of borrowing activity and proceeds from the exercise of stock options. Cash used in financing activities for the three months ended October 31, 2022 was $112.8 million, compared with $45.5 million for the three months ended October 31, 2021, an increase of $67.3 million. The increase was primarily driven by proceeds from the issuance of debt in the prior year, the repayment of long-term debt in the current year and lower share repurchases in the current year.
To determine the level of dividend and share repurchases, the Company considers recent and projected performance across key financial metrics, including earnings, cash flow from operations and total debt. Dividends paid for the three months ended October 31, 2022 and 2021 were $28.2 million and $27.4 million, respectively. Share repurchases for the three months ended October 31, 2022 and 2021 were $45.7 million and $102.9 million, respectively.
Capital Resources
Additional sources of liquidity are existing cash and available credit facilities. Cash and cash equivalents as of October 31, 2022 was $161.0 million, compared with $193.3 million as of July 31, 2022. The Company has capacity of $653.0 million available for further borrowing under existing credit facilities as of October 31, 2022, which includes $407.5 million available on the Company’s $500.0 million unsecured revolving credit facility that expires on May 21, 2026.
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
Financial Condition
Short-Term Borrowings and Long-Term Debt
As of October 31, 2022, total debt, including short-term borrowings and long-term debt, represented 34.2% of total capitalization, defined as total debt plus total stockholders’ equity, compared with 36.4% as of July 31, 2022. As of October 31, 2022, the Company was in compliance with its financial covenants.
Long-term debt outstanding was $600.7 million as of October 31, 2022, compared with $644.3 million as of July 31, 2022, a decrease of $43.6 million, primarily due to a repayment on the unsecured revolving credit facility during the first quarter of fiscal 2023. As of October 31, 2022, there was $407.5 million available and $85.0 million outstanding on the Company’s $500.0 million unsecured revolving credit facility that expires on May 21, 2026.

Working Capital
In order to help measure and analyze the impact of working capital management, the Company reviews its cash conversion cycle. The Company calculates days sales outstanding as the average accounts receivable, net for the quarter, divided by net sales for the quarter multiplied by the number of days in the quarter. The Company calculates days inventory outstanding as the average inventories, net for the quarter, divided by cost of sales for the quarter multiplied by the number of days in the quarter, and calculates inventory turns as the cost of sales for the quarter, annualized by the ratio of the number of days in the year to the number of days in the quarter, divided by the average inventories, net for the quarter. The Company calculates days payable outstanding as the average accounts payable for the quarter, divided by cost of sales for the quarter multiplied by the number of days in the quarter.
Accounts receivable, net as of October 31, 2022, was $584.2 million, compared with $616.6 million as of July 31, 2022, a decrease of $32.4 million. Days sales outstanding were 65 days as of October 31, 2022, an increase from 62 days as of July 31, 2022.
Inventories, net as of October 31, 2022, was $490.1 million, compared with $502.4 million as of July 31, 2022, a decrease of $12.3 million. Days inventory outstanding were 82 days as of October 31, 2022, an increase from 78 days as of July 31, 2022. Inventory turns were 4.5 times and 4.7 times per year as of October 31, 2022 and July 31, 2022, respectively.
Accounts payable as of October 31, 2022, was $320.7 million, compared with $338.5 million as of July 31, 2022, a decrease of $17.8 million. Days payable outstanding were 54 days as of October 31, 2022, an increase from 52 days as of July 31, 2022.
Off-Balance Sheet Arrangements
The Company guarantees 50% of certain debt of its joint venture, Advanced Filtration Systems Inc., as discussed in Note 16 in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report.
Critical Accounting Estimates
There have been no material changes to the Company’s critical accounting estimates as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2022.
New Accounting Standards Not Yet Adopted
For new accounting standards not yet adopted, refer to Note 1 in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report.
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
The Company, through its management, may make forward-looking statements reflecting the Company’s current views with respect to future events and expectations, such as forecasts, plans, trends and projections relating to the Company’s business and financial performance. These forward-looking statements, which may be included in reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2022, which could cause actual results to differ materially from historical results or those anticipated. The words or phrases such as “will likely result,” “are expected to,” “will continue,” “will allow,” “estimate,” “project,” “believe,” “expect,” “anticipate,” “forecast,” “plan” and similar expressions are intended to identify forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995 (PSLRA). In particular, the Company desires to take advantage of the protections of the PSLRA in connection with the forward-looking statements made in this Quarterly Report on Form 10-Q. All statements other than statements of historical fact are forward-looking statements. These statements do not guarantee future performance.

These forward-looking statements speak only as of the date such statements are made and are subject to risks and uncertainties that could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed. These factors include, but are not limited to, challenges in global operations; impacts of global economic, industrial and political conditions on product demand, including the Russia and Ukraine conflict; impacts from unexpected events, including the COVID-19 pandemic; effects of unavailable raw materials or material cost inflation; inability to attract and retain qualified personnel; inability to meet customer demand; inability to maintain competitive advantages; threats from disruptive technologies; effects of highly competitive markets with pricing pressure; exposure to customer concentration in certain cyclical industries; inability to manage productivity improvements; results of execution of any acquisition, divestiture and other strategic transactions; vulnerabilities associated with information technology systems and security; inability to protect and enforce intellectual property rights; costs associated with governmental laws and regulations; impacts of foreign currency fluctuations; and effects of changes in capital and credit markets. These and other factors are described in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2022. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s market risk includes the potential loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. To manage these risks, the Company employs certain strategies to mitigate the effect of these fluctuations. The Company does not enter into any of these strategies for trading or speculative purposes.
The Company maintains significant assets and operations outside the U.S., resulting in exposure to foreign currency gains and losses. A portion of the Company’s foreign currency exposure is naturally hedged by incurring liabilities, including bank debt, denominated in the local currency in which the Company’s foreign subsidiaries are located.
During the three months ended October 31, 2022, the U.S. dollar was generally stronger than in the three months ended October 31, 2021 compared with many of the currencies of the foreign countries in which the Company operates. The overall stronger dollar had a negative impact on the Company’s international net sales and net earnings because the foreign denominated revenues translated into less U.S. dollars in many regions around the world. The estimated impact of foreign currency translation for the three months ended October 31, 2022 resulted in an overall decrease in reported net sales of $58.8 million and a decrease in reported net earnings of $7.2 million.
Derivative Fair Value Measurements
The Company enters into derivative instrument agreements, including foreign currency forward contracts and net investment hedges, to manage risk in connection with changes in foreign currency. The Company only enters into derivative instrument agreements with counterparties who have highly rated credit. See Notes 11, 14 and 15 in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report.
Foreign Currency Forward Contracts - Cash Flow Hedges and Derivatives Not Designated as Hedging Instruments
The Company buys materials from foreign suppliers. Those transactions can be denominated in those suppliers’ local currency. The Company also sells to customers in foreign countries. Those transactions can be denominated in those customers’ local currency. Both of these transaction types can create volatility in the Company’s financial statements. The Company uses foreign currency forward contracts to manage those exposures and fluctuations. These contracts generally mature in 12 months or less, which is consistent with the forecasts of the related purchases and sales. Certain contracts are designated as cash flow hedges, whereas the remaining contracts, most of which are related to certain intercompany transactions which offset balance sheet exposure, are not designated as hedging instruments. The total notional amounts of the foreign currency forward contracts designated as hedges were $118.1 million and $158.0 million as of October 31, 2022 and July 31, 2022, respectively. The total notional amounts of the foreign currency forward contracts not designated as hedges were $211.4 million and $151.6 million as of October 31, 2022 and July 31, 2022, respectively.
Net Investment Hedges
The Company uses fixed-to-fixed cross-currency swap agreements to hedge its exposure to adverse foreign currency exchange rate movements for its operations in Europe. The Company has elected the spot method for designating these contracts as net investment hedges.
The total notional amount of net investment hedges was €80 million, or $88.8 million, as of October 31, 2022 and July 31, 2022. The maturity dates range from 2027 to 2029.
Based on the net investment hedges outstanding as of October 31, 2022, a 10% appreciation of the U.S. dollar compared to the Euro would result in a net gain of $6.9 million in the fair value of these contracts.

Interest Rates
The Company’s exposure to market risk for changes in interest rates primarily relates to debt obligations that are at variable rates, as well as the potential increase in the fair value of long-term debt resulting from a potential decrease in interest rates. As of October 31, 2022, the Company’s financial liabilities with exposure to changes in interest rates consisted mainly of $85.0 million outstanding on the Company’s revolving credit facility, €80.0 million, or $79.5 million, of a variable rate term loan and ¥2.0 billion, or $13.5 million, of variable rate senior notes. Assuming a hypothetical 0.5 percentage point increase in short-term interest rates, with all other variables remaining constant, interest expense would have increased approximately $0.2 million and interest income would have increased by an immaterial amount in the three months ended October 31, 2022. Interest rate changes would also affect the fair market value of fixed-rate debt. As of October 31, 2022, the estimated fair values of fixed interest rate long-term debt were $368.4 million compared to the carrying values of $425.0 million. The fair values are estimated by discounting the projected cash flows using the interest rates at which similar amounts of debt could currently be borrowed.
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
Bankers’ Acceptance Notes
Consistent with common business practice in APAC, the Company has subsidiaries which accept bankers’ acceptance notes from their customers in settlement of certain customer billed accounts receivable. Bankers’ acceptance notes represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers’ acceptance note as of the maturity date. The maturity dates of bankers’ acceptance notes vary, but it is the Company’s policy to only accept bankers’ acceptance notes with maturity dates no more than 180 days from the date of the Company’s receipt of such draft. As of October 31, 2022 and July 31, 2022, the Company owned $9.5 million and $12.6 million, respectively, of these bankers’ acceptance notes and includes them in accounts receivable on the Condensed Consolidated Balance Sheets.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, as of the end of the period covered, the Company’s Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. The Company’s disclosure controls and procedures are designed so information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 1A. Risk Factors
There are inherent risks and uncertainties associated with the Company’s global operations that involve the manufacturing and sale of products for highly demanding customer applications throughout the world. These risks and uncertainties could adversely affect the Company’s operating performances or financial condition. The “Risk Factors” section in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2022 outlines the risks and uncertainties the Company believes are the most material to its business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
Information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the three months ended October 31, 2022 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
August 1 - August 31, 2022	55,353	$53.77	55,353	5,347,361
September 1 - September 30, 2022	332,245	50.98	330,000	5,017,361
October 1 - October 31, 2022	500,000	51.79	500,000	4,517,361
Total	887,598	$51.61	885,353	4,517,361
On May 31, 2019, the Board of Directors authorized the repurchase of up to 13.0 million shares of the Company’s common stock. This repurchase authorization is effective until terminated by the Board of Directors. The Company has remaining authorization to repurchase 4.5 million shares under this plan. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the three months ended October 31, 2022. The “Total Number of Shares Purchased” column of the table above includes 2,245 shares of previously owned shares tendered by option holders in payment of the exercise price of options during the first quarter of fiscal 2023. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under stock-based awards to cover the withholding of taxes due as a result of exercising stock options or payment of stock-based awards.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

3-A*	Restated Certificate of Incorporation of Registrant as currently in effect (Filed as Exhibit 3-A to Form 10-Q Report for the second quarter ended January 31, 2012)
3-B*	Amended and Restated Bylaws of Registrant, dated as of July 29, 2016 (Filed as Exhibit 3-C to Form 8-K Report filed on July 29, 2016)
10-A	Form of Separation and General Release Agreement, dated as of October 7, 2022, by and between Jeffrey E. Spethmann and Donaldson Company, Inc.
31-A	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31-B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from the Donaldson Company, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2022, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Stockholders’ Equity and (vi) the Notes to Condensed Consolidated Financial Statements

104	The cover page from the Donaldson Company Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2022, formatted in iXBRL (included as Exhibit 101)

*	Exhibit has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference as an exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DONALDSON COMPANY, INC.
(Registrant)

Date: December 7, 2022	By:	/s/ Tod E. Carpenter
Tod E. Carpenter Chairman, President and Chief Executive Officer (duly authorized officer)

Date: December 7, 2022	By:	/s/ Scott J. Robinson
Scott J. Robinson Chief Financial Officer (principal financial officer)

Date: December 7, 2022	By:	/s/ Andrew J. Cebulla
Andrew J. Cebulla Vice President and Corporate Controller (principal accounting officer)