Form 10-Q
period 2023-01-31
DONALDSON Co INC
filed 2023-03-08
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of February 28, 2023, 121,276,139 shares of the registrant’s common stock, par value $5.00 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Net sales	$828.3	$802.5	$1,675.6	$1,563.4
Cost of sales	543.9	552.7	1,104.0	1,056.6
Gross profit	284.4	249.8	571.6	506.8
Selling, general and administrative	149.6	137.5	298.8	270.5
Research and development	18.5	16.6	37.2	33.1
Operating expenses	168.1	154.1	336.0	303.6
Operating income	116.3	95.7	235.6	203.2
Interest expense	4.6	3.6	9.2	7.1
Other income, net	(1.6)	(2.4)	(3.4)	(2.4)
Earnings before income taxes	113.3	94.5	229.8	198.5
Income taxes	27.3	22.7	56.6	49.7
Net earnings	$86.0	$71.8	$173.2	$148.8

Weighted average shares – basic	121.7	123.9	122.2	124.1
Weighted average shares – diluted	123.3	125.6	123.7	126.0

Net earnings per share – basic	$0.71	$0.58	$1.42	$1.20
Net earnings per share – diluted	$0.70	$0.57	$1.40	$1.18
See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Net earnings	$86.0	$71.8	$173.2	$148.8
Other comprehensive income (loss):
Foreign currency translation gain (loss)	65.3	(17.1)	25.2	(27.6)
Pension liability adjustment, net of deferred taxes of $0.3, $(0.6), $(0.1) and $(1.1), respectively	(0.7)	2.0	0.5	4.0
Derivatives:
(Losses) gains on hedging derivatives, net of deferred taxes of $1.0, $(0.2), $(0.1) and $(0.4), respectively	(3.1)	0.7	0.3	1.7
Reclassifications of gains on hedging derivatives to net earnings, net of taxes of $0.9, $0.2, $0.3 and $(0.1), respectively	(1.8)	(0.3)	(0.6)	—
Total derivatives	(4.9)	0.4	(0.3)	1.7
Net other comprehensive income (loss)	59.7	(14.7)	25.4	(21.9)
Comprehensive income	$145.7	$57.1	$198.6	$126.9

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)
(Unaudited)

	January 31, 2023	July 31, 2022
Assets
Current assets:
Cash and cash equivalents	$179.4	$193.3
Accounts receivable, less allowances of $7.3 and $7.6, respectively	574.5	616.6
Inventories, net	501.3	502.4
Prepaid expenses and other current assets	93.9	94.2
Total current assets	1,349.1	1,406.5
Property, plant and equipment, net	625.8	594.4
Goodwill	350.2	345.8
Intangible assets, net	96.4	99.8
Other long-term assets	157.1	153.8
Total assets	$2,578.6	$2,600.3

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$4.0	$3.7
Accounts payable	302.1	338.5
Accrued employee compensation and related taxes	96.4	113.8
Deferred revenue	30.9	22.3
Income taxes payable	36.2	31.8
Dividend payable	27.9	28.3
Other current liabilities	82.6	91.2
Total current liabilities	580.1	629.6
Long-term debt	624.8	644.3
Non-current income taxes payable	57.6	69.4
Deferred income taxes	25.6	32.7
Other long-term liabilities	96.3	91.1
Total liabilities	1,384.4	1,467.1

Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued	758.2	758.2
Additional paid-in capital	20.2	17.0
Retained earnings	1,962.8	1,845.7
Accumulated other comprehensive loss	(180.2)	(205.6)
Treasury stock, 30,454,889 and 29,089,612 shares, respectively, at cost	(1,366.8)	(1,282.1)
Total stockholders’ equity	1,194.2	1,133.2
Total liabilities and stockholders’ equity	$2,578.6	$2,600.3
 See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended January 31,
	2023	2022
Operating Activities
Net earnings	$173.2	$148.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	44.8	47.5
Deferred income taxes	(7.1)	1.2
Stock-based compensation expense	13.7	13.4
Other, net	2.9	6.5
Changes in operating assets and liabilities	(7.0)	(137.6)
Net cash provided by operating activities	220.5	79.8

Investing Activities
Purchases of property, plant and equipment	(57.6)	(33.5)
Acquisitions, net of cash acquired	—	(49.0)
Net cash used in investing activities	(57.6)	(82.5)

Financing Activities
Proceeds from long-term debt	40.0	174.3
Repayments of long-term debt	(65.0)	(75.0)
Change in short-term borrowings	0.3	15.9
Purchase of treasury stock	(115.2)	(115.6)
Dividends paid	(56.2)	(54.6)
Exercise of stock options and other	19.3	9.3
Net cash used in financing activities	(176.8)	(45.7)
Effect of exchange rate changes on cash	—	(4.0)
Decrease in cash and cash equivalents	(13.9)	(52.4)
Cash and cash equivalents, beginning of period	193.3	222.8
Cash and cash equivalents, end of period	$179.4	$170.4

Supplemental Cash Flow Information
Income taxes paid	$72.3	$50.4
Interest paid	$8.9	$5.0
Supplemental Disclosure of Non-Cash Operating and Investing Transactions
Accrued property, plant and equipment additions	$19.2	$9.1
Leased assets obtained in exchange for new operating lease liabilities	$10.3	$9.3

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended January 31, 2023 and 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance as of October 31, 2022	$758.2	$22.2	$1,932.8	$(239.9)	$(1,318.5)	$1,154.8
Net earnings			86.0			86.0
Other comprehensive income				59.7		59.7
Treasury stock acquired					(69.5)	(69.5)
Dividends declared ($0.46 per share)			(56.0)			(56.0)
Stock compensation and other activity		(2.0)	—		21.2	19.2
Balance as of January 31, 2023	$758.2	$20.2	$1,962.8	$(180.2)	$(1,366.8)	$1,194.2

Balance as of October 31, 2021	$758.2	$11.7	$1,701.0	$(125.4)	$(1,229.6)	$1,115.9
Net earnings			71.8			71.8
Other comprehensive loss				(14.7)		(14.7)
Treasury stock acquired					(12.7)	(12.7)
Dividends declared ($0.44 per share)			(54.5)			(54.5)
Stock compensation and other activity		0.2	(0.2)		11.0	11.0
Balance as of January 31, 2022	$758.2	$11.9	$1,718.1	$(140.1)	$(1,231.3)	$1,116.8

	Six months ended January 31, 2023 and 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance as of July 31, 2022	$758.2	$17.0	$1,845.7	$(205.6)	$(1,282.1)	$1,133.2
Net earnings			173.2			173.2
Other comprehensive income				25.4		25.4
Treasury stock acquired					(115.2)	(115.2)
Dividends declared ($0.46 per share)			(55.9)			(55.9)
Stock compensation and other activity		3.2	(0.2)		30.5	33.5
Balance as of January 31, 2023	$758.2	$20.2	$1,962.8	$(180.2)	$(1,366.8)	$1,194.2

Balance as of July 31, 2021	$758.2	$3.2	$1,623.8	$(118.2)	$(1,129.9)	$1,137.1
Net earnings			148.8			148.8
Other comprehensive loss				(21.9)		(21.9)
Treasury stock acquired					(115.6)	(115.6)
Dividends declared ($0.44 per share)			(54.3)			(54.3)
Stock compensation and other activity		8.7	(0.2)		14.2	22.7
Balance as of January 31, 2022	$758.2	$11.9	$1,718.1	$(140.1)	$(1,231.3)	$1,116.8

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Donaldson Company, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of earnings, comprehensive income, financial position, cash flows and changes in stockholders’ equity have been included and are of a normal recurring nature. Operating results for the three and six months ended January 31, 2023 are not necessarily indicative of the results that may be expected for future periods. The year-end Condensed Consolidated Balance Sheet information was derived from the Company’s Audited Consolidated Financial Statements but does not include all disclosures required by GAAP. For further information, refer to the Audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2022.
As discussed in Note 18, effective November 1, 2022, the Company established a new segment reporting structure which resulted in three reportable segments: Mobile Solutions, Industrial Solutions and Life Sciences.
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
Operating Environment
Inflation
While inflation was not as significant in the second quarter or the first six months of fiscal 2023, as compared to the prior year, the Company continues to experience the effects of inflation related to raw materials and other expenses, including labor and energy. These inflationary pressures have had an adverse impact on the Company’s profit margins throughout the second quarter and the first six months of fiscal 2023, however they have been generally mitigated by pricing actions implemented in the prior year.
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
Note 2. Acquisitions
In the second quarter of fiscal 2022, the Company acquired Pearson Arnold Industrial Services (PAIS), headquartered in New Hope, Minnesota, for cash consideration of $3.3 million, net of cash acquired, and contingent consideration with a maximum payout of $1.7 million, and Solaris Biotechnology S.r.l (Solaris), headquartered in Mantovano, Italy, with U.S. operations based in Berkeley, California, for cash consideration of €41 million, or $45.7 million, net of cash acquired. PAIS provides equipment, parts and services for dust, mist and fume collection systems, industrial fans and compressed air systems. PAIS is reported within the Company’s Industrial Filtration Solutions (IFS) business in the Industrial Solutions segment. Solaris designs and manufactures bioprocessing equipment, including bioreactors, fermenters and tangential flow filtration systems for use in food and beverage, biotechnology and other life sciences markets. Solaris is reported within the Company’s Life Sciences segment. Net sales of these acquisitions were immaterial to the Condensed Consolidated Statements of Earnings for the three and six months ended January 31, 2023.
In the fourth quarter of fiscal 2022, the Company acquired Purilogics LLC (Purilogics) headquartered in Greenville, South Carolina, for cash consideration of $19.9 million, net of cash acquired, and contingent consideration with a maximum payout of $29.0 million. Purilogics is a biotechnology company that leverages a novel technology platform for the development of membrane chromatography products. Purilogics offers a broad portfolio of purification tools for a wide range of biologics. Purilogics’ proprietary formulations and processes create membranes that have significant competitive advantages, enabling faster and more cost-effective production of increasingly complex biologic drugs. Purilogics is reported within the Company’s Life Sciences segment. Purchase accounting was finalized in the second quarter of fiscal 2023. Net sales of Purilogics were immaterial to the Condensed Consolidated Statements of Earnings for the three and six months ended January 31, 2023.
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

Revenue Disaggregation
Net sales, generally disaggregated by location where the customer’s order was placed, were as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
U.S. and Canada	$346.4	$314.0	$721.7	$614.8
Europe, Middle East and Africa (EMEA)	252.1	241.7	478.8	466.3
Asia Pacific (APAC)	142.4	170.2	293.0	334.0
Latin America (LATAM)	87.4	76.6	182.1	148.3
Total net sales	$828.3	$802.5	$1,675.6	$1,563.4
See Note 18 for net sales disaggregated by segment and business unit.
Contract Assets and Liabilities
The satisfaction of performance obligations and the resulting recognition of revenue typically correspond with billing of the customer. In limited circumstances, the customer may be billed at a time later than when revenue is recognized, resulting in contract assets, which are reported in other current assets on the Condensed Consolidated Balance Sheets. Contract assets were $17.7 million as of January 31, 2023 and July 31, 2022. In other limited circumstances, the customer may make a payment at a time earlier than when revenue is recognized and prior to the satisfaction of performance obligations, resulting in contract liabilities, which are reported in deferred revenue on the Condensed Consolidated Balance Sheets. Contract liabilities were $30.9 million and $22.3 million as of January 31, 2023 and July 31, 2022, respectively.
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
Note 4. Inventories, Net
The components of inventories, net were as follows (in millions):

	January 31, 2023	July 31, 2022
Raw materials	$190.3	$197.6
Work in process	59.6	56.1
Finished products	251.4	248.7
Total inventories, net	$501.3	$502.4
Note 5. Property, Plant and Equipment, Net
The components of property, plant and equipment, net were as follows (in millions):

	January 31, 2023	July 31, 2022
Land	$26.2	$25.6
Buildings	407.9	396.2
Machinery and equipment	974.2	940.1
Computer software	141.5	141.0
Construction in progress	110.6	72.1
Less accumulated depreciation	(1,034.6)	(980.6)
Total property, plant and equipment, net	$625.8	$594.4

Note 6. Goodwill and Intangible Assets
Goodwill
The Company allocates goodwill to reporting units within its Mobile Solutions, Industrial Solutions and Life Sciences segments. There were no dispositions or impairment charges recorded during the three and six months ended January 31, 2023 and 2022. Goodwill is assessed for impairment annually during the third quarter of the fiscal year, or more frequently if events or changes in circumstances indicate the asset may be impaired. The Company performed its annual impairment assessment during the third quarter of fiscal 2022 and did not record any impairment as a result of this assessment. As a result of the organization redesign, the Company performed a qualitative impairment assessment based on the new segments in the second quarter of fiscal 2023 and concluded there was no impairment.
Goodwill by reportable segment was as follows (in millions):

	Mobile Solutions	Industrial Solutions	Life Sciences	Total
Balance as of July 31, 2022(1)	$25.3	$282.1	$38.4	$345.8
Foreign currency translation	—	2.9	1.5	4.4
Balance as of January 31, 2023	$25.3	$285.0	$39.9	$350.2
(1)All prior segment information has been recast to reflect the Company’s new segment structure and current period presentation (see Note 18).
Intangible Assets
Intangible asset classes were as follows (in millions):

	Customer Relationships			Patents, Trademarks and Technology
	Gross Carrying Amount	Accumulated Amortization	Total Net Value	Gross Carrying Amount	Accumulated Amortization	Total Net Value	Total
Balance as of July 31, 2022	$104.6	$(60.3)	$44.3	$71.9	$(16.4)	$55.5	$99.8
Amortization expense	—	(2.6)	(2.6)	—	(2.5)	(2.5)	(5.1)
Foreign currency translation	0.5	0.2	0.7	1.1	(0.1)	1.0	1.7
Balance as of January 31, 2023	$105.1	$(62.7)	$42.4	$73.0	$(19.0)	$54.0	$96.4
Amortization expense was $2.5 million and $5.1 million for the three and six months ended January 31, 2023, respectively, and was $2.4 million and $4.5 million for the three and six months ended January 31, 2022, respectively. Amortization expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings.
Note 7. Long-Term Debt
As of January 31, 2023, there was $392.5 million available and $100.0 million outstanding on the Company’s $500.0 million unsecured revolving credit facility that expires on May 21, 2026.
Certain debt agreements contain financial covenants related to interest coverage and leverage ratios, as well as other non-financial covenants. As of January 31, 2023, the Company was in compliance with all such covenants.
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
As of January 31, 2023, gross unrecognized tax benefits were $16.2 million and accrued interest and penalties on these unrecognized tax benefits were $1.6 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income taxes in the Condensed Consolidated Statements of Earnings. The Company estimates within the next 12 months it is reasonably possible its uncertain tax positions could decrease by as much as $3.2 million due to lapses in statutes of limitation. The statutes of limitation periods for the Company’s various tax jurisdictions range from two years to 10 years.

In August 2022, the Inflation Reduction Act of 2022 was signed into U.S. law. Under this law, there is a new 15% corporate minimum tax, which is not expected to have an impact on the Company. In addition, beginning January 1, 2023, a 1% excise tax was imposed on the net value of certain share repurchases, which did not have a material impact on the Company’s Condensed Consolidated Financial Statements. The Company evaluated the other aspects within this new law and does not expect a material impact to the Company’s Condensed Consolidated Financial Statements.
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
Basic and diluted net EPS calculations were as follows (in millions, except per share amounts):

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Net earnings	$86.0	$71.8	$173.2	$148.8

Weighted average common shares outstanding
Weighted average common shares – basic	121.7	123.9	122.2	124.1
Dilutive impact of stock-based awards	1.6	1.7	1.5	1.9
Weighted average common shares – diluted	123.3	125.6	123.7	126.0

Net EPS – basic	$0.71	$0.58	$1.42	$1.20
Net EPS – diluted	$0.70	$0.57	$1.40	$1.18
Stock options excluded from net EPS calculation	—	1.6	1.6	—
Note 10. Stockholders’ Equity
Share Repurchases
The Company’s Board of Directors has authorized the repurchase of up to 13.0 million shares of common stock under the Company’s stock repurchase plan. This repurchase authorization is effective until terminated by the Board of Directors. During the six months ended January 31, 2023, the Company repurchased 2.1 million shares for $115.2 million. During the six months ended January 31, 2022, the Company repurchased 1.8 million shares for $115.6 million. As of January 31, 2023, the Company had remaining authorization to repurchase 3.3 million shares under this plan.
Dividends
Dividends paid were 23.0 cents and 46.0 cents per common share for the three and six months ended January 31, 2023 and were 22.0 cents and 44.0 cents per common share for the three and six months ended January 31, 2022, respectively.

Note 11. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three months ended January 31, 2023 and 2022 were as follows (in millions):

	Foreign Currency Translation Adjustment	Pension Benefits		Derivative Financial Instruments		Total
Balance as of October 31, 2022, net of tax	$(183.7)	$(66.3)		$10.1		$(239.9)
Other comprehensive income (loss) before reclassifications and tax	65.3	—		(4.1)		61.2
Tax benefit	—	—		1.0		1.0
Other comprehensive income (loss) before reclassifications, net of tax	65.3	—		(3.1)		62.2

Reclassifications, before tax	—	(1.0)	(1)	(2.7)		(3.7)
Tax benefit	—	0.3		0.9		1.2
Reclassifications, net of tax	—	(0.7)		(1.8)	(2)	(2.5)
Other comprehensive income (loss), net of tax	65.3	(0.7)		(4.9)		59.7
Balance as of January 31, 2023, net of tax	$(118.4)	$(67.0)		$5.2		$(180.2)

Balance as of October 31, 2021, net of tax	$(54.5)	$(72.7)		$1.8		$(125.4)
Other comprehensive (loss) income before reclassifications and tax	(17.1)	(1.7)	(3)	0.9		(17.9)
Tax benefit (expense)	—	0.4		(0.2)		0.2
Other comprehensive (loss) income before reclassifications, net of tax	(17.1)	(1.3)		0.7		(17.7)

Reclassifications, before tax	—	4.3	(1)	(0.5)		3.8
Tax (expense) benefit	—	(1.0)		0.2		(0.8)
Reclassifications, net of tax	—	3.3		(0.3)	(2)	3.0
Other comprehensive (loss) income, net of tax	(17.1)	2.0		0.4		(14.7)
Balance as of January 31, 2022, net of tax	$(71.6)	$(70.7)		$2.2		$(140.1)
(1)Amounts include foreign currency translation gain of $1.5 million and loss of $1.2 million and net amortization of prior service costs and actuarial losses of $0.5 million and $1.9 million in fiscal 2023 and 2022, respectively, as well as reclassifications of $1.2 million in fiscal 2022, included in other income, net in the Condensed Consolidated Statements of Earnings, see Note 13.
(2)Relates to designated foreign currency forward contracts that were reclassified from accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets to net sales, cost of sales and selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings, see Note 14.
(3)In fiscal 2022, pension settlement accounting was triggered. Remeasurements of the Company’s pension obligations resulted in an increase of $1.7 million to accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets, see Note 13.

Changes in accumulated other comprehensive loss for the six months ended January 31, 2023 and 2022 were as follows (in millions):

	Foreign Currency Translation Adjustment	Pension Benefits		Derivative Financial Instruments		Total
Balance as of July 31, 2022, net of tax	$(143.6)	$(67.5)		$5.5		$(205.6)
Other comprehensive income before reclassifications and tax	25.2	—		0.4		25.6
Tax expense	—	—		(0.1)		(0.1)
Other comprehensive income before reclassifications, net of tax	25.2	—		0.3		25.5

Reclassifications, before tax	—	0.6	(1)	(0.9)		(0.3)
Tax (expense) benefit	—	(0.1)		0.3		0.2
Reclassifications, net of tax	—	0.5		(0.6)	(2)	(0.1)
Other comprehensive income (loss), net of tax	25.2	0.5		(0.3)		25.4
Balance as of January 31, 2023, net of tax	$(118.4)	$(67.0)		$5.2		$(180.2)

Balance as of July 31, 2021, net of tax	$(44.0)	$(74.7)		$0.5		$(118.2)
Other comprehensive (loss) income before reclassifications and tax	(27.6)	(1.7)	(3)	2.1		(27.2)
Tax benefit (expense)	—	0.4		(0.4)		—
Other comprehensive (loss) income before reclassifications, net of tax	(27.6)	(1.3)		1.7		(27.2)

Reclassifications, before tax	—	6.8	(1)	0.1		6.9
Tax expense	—	(1.5)		(0.1)		(1.6)
Reclassifications, net of tax	—	5.3		—	(2)	5.3
Other comprehensive (loss) income, net of tax	(27.6)	4.0		1.7		(21.9)
Balance as of January 31, 2022, net of tax	$(71.6)	$(70.7)		$2.2		$(140.1)
(1)Amounts include foreign currency translation gain of $0.5 million and loss of $1.7 million and net amortization of prior service costs and actuarial losses of $1.1 million and $3.9 million in fiscal 2023 and 2022, respectively, as well as reclassifications of $1.2 million in fiscal 2022, included in other income, net in the Condensed Consolidated Statements of Earnings, see Note 13.
(2)Relates to designated foreign currency forward contracts that were reclassified from accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets to net sales, cost of sales and selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings, see Note 14.
(3)In fiscal 2022, pension settlement accounting was triggered. Remeasurements of the Company’s pension obligations resulted in an increase of $1.7 million to accumulated other comprehensive loss on the Condensed Consolidated Balance Sheet, see Note 13.
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
Pretax stock-based compensation expense associated with options was $1.8 million and $9.3 million for the three and six months ended January 31, 2023, respectively, and was $1.9 million and $8.8 million for the three and six months ended January 31, 2022, respectively.

Fair value is calculated using the Black-Scholes option pricing model. The weighted average fair value for options granted was $15.62 and $14.27 per share during the six months ended January 31, 2023 and 2022, respectively.
Option activity was as follows:

	Options	Weighted Average Exercise Price
Balance outstanding as of July 31, 2022	6,927,161	$46.32
Granted	911,900	51.21
Exercised	(676,039)	39.18
Expired/forfeited	(52,589)	53.56
Balance outstanding as of January 31, 2023	7,110,433	$47.57
Performance-Based Awards
Performance-based awards are payable in common stock and are based on a formula that measures Company performance over a three year period. These awards are settled after three years with payouts ranging from 0% to 200% of the target award depending on achievement.
Pretax performance-based awards expense was $1.7 million and $3.5 million for the three and six months ended January 31, 2023 and was $2.1 million and $3.8 million for the three and six months ended January 31, 2022, respectively.
Performance-based awards for non-vested activity were as follows:

	Performance Shares	Weighted Average Grant Date Fair Value
Balance outstanding as of July 31, 2022	188,206	$52.20
Granted	113,100	50.89
Vested	—	—
Forfeited	(7,692)	54.76
Balance outstanding as of January 31, 2023	293,614	$51.63
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
Net periodic pension costs for the Company’s pension plans were as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Service cost	$1.6	$1.8	$3.2	$3.6
Interest cost	4.2	2.5	8.3	5.0
Expected return on assets	(6.4)	(6.2)	(12.7)	(12.5)
Prior service cost amortization	0.1	—	0.1	0.1
Actuarial loss amortization	0.5	1.8	1.1	3.6
Settlement charge	—	1.2	—	1.2
Net periodic pension costs	$—	$1.1	$—	$1.0
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
Contract provisions may require the posting of collateral or settlement of the contracts for various reasons, including if the Company’s credit ratings are downgraded below its investment grade credit rating by any of the major credit agencies or for cross default contractual provisions if there is a failure under other financing arrangements related to payment terms or covenants. As of January 31, 2023 and July 31, 2022, no collateral was posted.
The Company does not enter into derivative instrument agreements for trading or speculative purposes. For discussion on the fair value of the Company’s derivatives, see Note 15.
Foreign Currency Forward Contracts - Cash Flow Hedges and Derivatives Not Designated as Hedging Instruments
The Company buys materials from foreign suppliers. Those transactions can be denominated in those suppliers’ local currency. The Company also sells to customers in foreign countries. Those transactions can be denominated in those customers’ local currency. Both of these transaction types can create volatility in the Company’s financial statements. The Company uses foreign currency forward contracts to manage those exposures and fluctuations. These contracts generally mature in 12 months or less, which is consistent with the forecasts of the related purchases and sales. Certain contracts are designated as cash flow hedges, whereas the remaining contracts, most of which are related to certain intercompany transactions which offset balance sheet exposure, are not designated as hedging instruments. The total notional amounts of the foreign currency forward contracts designated as hedges were $77.2 million and $158.0 million as of January 31, 2023 and July 31, 2022, respectively. The total notional amounts of the foreign currency forward contracts not designated as hedges were $207.9 million and $151.6 million as of January 31, 2023 and July 31, 2022, respectively.
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
The total notional amount of net investment hedges was €80 million, or $88.8 million, as of January 31, 2023 and July 31, 2022. The maturity dates range from 2027 to 2029.
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
Short-Term Financial Instruments
As of January 31, 2023 and July 31, 2022, the carrying values of cash and cash equivalents, accounts receivable, short-term borrowings and accounts payable approximate fair value because of the short-term nature of these instruments. Short-term financial instruments are classified as Level 1 in the fair value hierarchy.
Long-Term Debt
As of January 31, 2023, the estimated fair values of fixed interest rate long-term debt were $386.4 million compared to the carrying values of $425.0 million. As of July 31, 2022, the estimated fair values of fixed interest rate long-term debt were $396.9 million compared to the carrying values of $425.0 million. The fair values are estimated by discounting the projected cash flows using the interest rates at which similar amounts of debt could currently be borrowed. The carrying values of total variable interest rate long-term debt were $201.9 million and $221.7 million as of January 31, 2023 and July 31, 2022, respectively, and approximate their fair values. Long-term debt is classified as Level 2 in the fair value hierarchy.
Equity Method Investments
The Company holds equity method investments in its joint ventures, which are included in other long-term assets on the Condensed Consolidated Balance Sheets. The aggregate carrying amount of these investments was $20.5 million and $22.4 million as of January 31, 2023 and July 31, 2022, respectively. These equity method investments are measured at fair value on a non-recurring basis. The fair value of the Company’s equity method investments has not been adjusted as there have been no triggering events or changes in circumstance that would have had an adverse impact on the value of these investments. In the event these investments are required to be measured, they would fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value, as the investments are in privately-held entities.
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

Fair Value of Derivatives Contracts
The fair value of the Company’s derivative contracts, recorded on the Condensed Consolidated Balance Sheets, was as follows (in millions):

		Assets		Liabilities
	Balance Sheet Location	January 31, 2023	July 31, 2022	January 31, 2023	July 31, 2022
Designated as hedging instruments
Foreign currency forward contracts	Other current assets, other current liabilities	$1.0	$0.3	$1.9	$2.7
Net investment hedges	Other current assets and other long-term assets	6.0	8.2	—	—
Total designated		7.0	8.5	1.9	2.7

Not designated as hedging instruments
Foreign currency forward contracts	Other current assets, other current liabilities	0.6	1.7	1.7	2.5
Total not designated		0.6	1.7	1.7	2.5
Total		$7.6	$10.2	$3.6	$5.2
Amounts related to excluded components, such as forward points, are excluded from the assessment of hedge effectiveness of net investment hedges and are expected to be reclassified into earnings throughout their maturity dates. See Note 11 for additional information on accumulated other comprehensive loss.
Fair Value of Contingent Consideration
The fair value of the contingent consideration liability is determined using a probability-weighted discounted cash flow method. This fair value measurement is based on unobservable inputs in the market, and thus, represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreement (e.g., potential payment amounts, length of measurement periods, manner of calculating any amounts due) and utilizes assumptions with regard to future financial and operational milestones, probabilities of achieving such milestones and a discount rate. Depending on the contractual terms of the purchase agreement, the probability of achieving such milestones generally represent the only significant unobservable inputs. The contingent consideration liability is measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings.
The fair value of the Company’s contingent consideration liability that uses unobservable inputs, was $24.7 million as of January 31, 2023 and July 31, 2022. The maximum potential payout of the contingent consideration as of January 31, 2023 and July 31, 2022 was $30.7 million. There was no contingent consideration as of January 31, 2022, see Note 17.
Note 16. Guarantees
Letters of Credit
The Company has letters of credit which guarantee payment to third parties in the event the Company is in breach of contract terms as detailed in each letter of credit. The outstanding contingent liability for standby letters of credit was as follows (in millions):

	January 31, 2023	July 31, 2022
Contingent liability for standby letters of credit issued under the Company’s revolving credit facility	$7.5	$7.5
Amounts drawn for letters of credit under the Company’s revolving credit facility	$—	$—
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

The outstanding debt relating to AFSI, which the Company guarantees half, was $64.8 million and $68.8 million as of January 31, 2023 and July 31, 2022, respectively. AFSI has $63.0 million capacity in a revolving credit facility, which expires in 2024, and $17.0 million capacity in an additional multi-currency revolving credit facility, which terminates upon notification by either AFSI or the financial institution.
Earnings from AFSI, which are recorded in other income, net in the Condensed Consolidated Statements of Earnings, were $0.5 million and $1.8 million for the three and six months ended January 31, 2023, respectively, and $2.0 million and $3.2 million for the three and six months ended January 31, 2022, respectively.
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
The total contingent compensation arrangement liability was $0.6 million and $0.1 million as of January 31, 2023 and July 31, 2022, respectively, which was included in other long-term liabilities on the Condensed Consolidated Balance Sheets. The maximum payout of the contingent compensation arrangement upon completion of the future performance periods was $3.0 million as of January 31, 2023 and July 31, 2022, inclusive of the $0.6 million and $0.1 million accrued, respectively.
The total contingent consideration liability was $23.0 million as of both January 31, 2023 and July 31, 2022, and was included in other current and other long-term liabilities on the Condensed Consolidated Balance Sheets. The Company primarily determines the contingent consideration liability based on the forecasted probability of achieving certain milestones. The contingent consideration liability is measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. The maximum payout of the contingent consideration was $29.0 million, inclusive of the $23.0 million accrued as of both January 31, 2023 and July 31, 2022.
Other Acquisition Agreements
For other acquisitions, the total contingent compensation arrangement liability was $0.6 million and $0.3 million as of January 31, 2023 and July 31, 2022, respectively, which was included in other long-term liabilities on the Condensed Consolidated Balance Sheets. The maximum payout of the contingent compensation arrangement upon completion of the future performance periods was $3.1 million, which terminates in five years, inclusive of the $0.6 million and $0.3 million accrued as of January 31, 2023 and July 31, 2022, respectively.
The total contingent consideration liability was $1.7 million, which was included in other long-term liabilities on the Condensed Consolidated Balance Sheets, as of January 31, 2023 and July 31, 2022. The maximum payout of the contingent consideration was $1.7 million, which terminates in three years and was fully accrued as of January 31, 2023 and July 31, 2022.
For additional discussion regarding the fair value of the Company’s contingent consideration liability, see Note 15.

Note 18. Segment Reporting
During the first quarter of fiscal 2023, the Company announced a company-wide organizational redesign to further support the Company’s growth strategies and better serve its customers. Effective November 1, 2022, as a result of the organizational redesign, the Company established a new segment reporting structure which resulted in three reportable segments: Mobile Solutions, Industrial Solutions and Life Sciences. The organizational structure also includes Corporate and unallocated which includes interest expense and certain corporate expenses determined to be non-allocable to the segments, such as restructuring charges and incentive compensation. The Company determines its operating segments consistent with the manner in which it manages its operations and evaluates performance for internal review and decision-making. All prior segment information has been recast to reflect the Company’s new segment structure and current period presentation.
The Mobile Solutions segment is organized based on a combination of customers and products and consists of the Off-Road, On-Road and Aftermarket business units. Within these business units, products consist of replacement filters for both air and liquid filtration applications as well as exhaust and emissions. Applications include air filtration systems, fuel and lube systems, exhaust and emissions systems, and sensors, indicators and monitoring systems. Mobile Solutions sells to original equipment manufacturers (OEMs) in the construction, mining, agriculture and transportation end markets and to independent distributors, OEM dealer networks, private label accounts and large fleets.
The Industrial Solutions segment is organized based on product type and consists of the Industrial Filtration Solutions (IFS) and Aerospace and Defense business units. Within the IFS business unit, products consist of dust, fume and mist collectors, compressed air purification systems, air filtration systems for gas turbines, hydraulic applications as well as gas and liquid filtration for industrial processes. Aerospace and Defense products consist of air, fuel and lube filtration sold to the aerospace fixed-wing, rotorcraft and defense ground vehicle industries.
The Life Sciences segment consists of micro-environment gas and liquid filtration for food, beverage and industrial processes, bioprocessing equipment, including bioreactors and fermenters, polytetrafluoroethylene membrane-based products, as well as specialized air and gas filtration systems for applications including hard disk drives, semiconductor manufacturing, sensors, indicators and monitoring systems.
The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and sharing of assets. Therefore, the Company does not represent these segments, if operated independently, would report earnings before income taxes as stated below.
Segment details were as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Net sales
Mobile Solutions	$522.5	$513.5	$1,077.4	$1,000.8
Industrial Solutions	246.4	218.5	476.0	419.3
Life Sciences	59.4	70.5	122.2	143.3
Total Company	$828.3	$802.5	$1,675.6	$1,563.4

Earnings (loss) before income taxes
Mobile Solutions	$78.6	$58.6	$158.9	$124.2
Industrial Solutions	46.3	27.2	83.9	51.8
Life Sciences	6.3	16.7	17.1	37.1
Corporate and unallocated	(17.9)	(8.0)	(30.1)	(14.6)
Total Company	$113.3	$94.5	$229.8	$198.5

Assets by segment were as follows (in millions):

	January 31, 2023	July 31, 2022
Mobile Solutions	$1,308.0	$1,319.4
Industrial Solutions	793.9	816.0
Life Sciences	281.0	267.8
Corporate and unallocated	195.7	197.1
Total assets	$2,578.6	$2,600.3
Net sales by business unit were as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Mobile Solutions segment
Off-Road	$106.2	$91.9	$209.8	$182.3
On-Road	34.5	33.1	70.5	64.6
Aftermarket	381.8	388.5	797.1	753.9
Total Mobile Solutions segment	522.5	513.5	1,077.4	1,000.8

Industrial Solutions segment
Industrial Filtration Solutions	211.8	191.4	407.8	364.7
Aerospace and Defense	34.6	27.1	68.2	54.6
Total Industrial Solutions segment	246.4	218.5	476.0	419.3

Life Sciences segment
Total Life Sciences segment	59.4	70.5	122.2	143.3

Total Company	$828.3	$802.5	$1,675.6	$1,563.4
Concentrations
There were no customers that accounted for over 10% of net sales for the three and six months ended January 31, 2023 or 2022. There were no customers that accounted for over 10% of gross accounts receivable as of January 31, 2023 or as of July 31, 2022.
Note 19. Restructuring and Other Charges
In the first quarter of fiscal 2023, in conjunction with the organizational redesign, the Company recorded $7.6 million of charges consisting of $4.2 million of severance charges and $3.4 million of other organizational redesign costs. In the second quarter of fiscal 2023, the Company recorded additional charges of $9.3 million consisting of $3.1 million of severance charges, $1.4 million of other organizational redesign costs and $4.8 million of costs mainly associated with the exiting of a lower-margin customer program. Second quarter charges of $1.5 million were included in cost of sales and $7.8 million were included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Earnings.
Note 20. Subsequent Event
On February 17, 2023, the Company acquired Isolere Bio, Inc. (Isolere), headquartered in Durham, North Carolina, U.S. for $62.5 million. Isolere delivers tailored manufacturing solutions designed to accelerate development to the clinical trial phase, reduce cost and challenges of scaling from clinical trials to commercial productions, and improve global access to life changing medicines and vaccines. Isolere will be reported within the Company’s Life Sciences segment. Management expects to finalize the purchase accounting by the second quarter of fiscal 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Founded in 1915, Donaldson Company, Inc. is a global leader in technology-led filtration products and solutions, serving a broad range of industries and advanced markets. Donaldson’s diverse, skilled employees at over 140 locations, 74 of which are manufacturing and distribution centers, on six continents, partner with customers from small business owners to the world’s biggest original equipment manufacturer (OEM) brands to solve complex filtration challenges. Customers choose Donaldson’s filtration solutions due to their stringent performance requirements, natural replacement change cycles and need for reliability.
The Mobile Solutions segment is organized based on a combination of customers and products and consists of the Off-Road, On-Road and Aftermarket business units. Within these business units, products consist of replacement filters for both air and liquid filtration applications as well as exhaust and emissions. Applications include air filtration systems, fuel and lube systems, exhaust and emissions systems, and sensors, indicators and monitoring systems. Mobile Solutions sells to OEMs in the construction, mining, agriculture and transportation end markets and to independent distributors, OEM dealer networks, private label accounts and large fleets.
The Industrial Solutions segment is organized based on product type and consists of the Industrial Filtration Solutions (IFS) and Aerospace and Defense business units. Within the IFS business unit, products consist of dust, fume and mist collectors, compressed air purification systems, air filtration systems for gas turbines, hydraulic applications as well as gas and liquid filtration for industrial processes. Aerospace and Defense products consist of air, fuel and lube filtration sold to the aerospace fixed-wing, rotorcraft and defense ground vehicle industries.
The Life Sciences segment consists of micro-environment gas and liquid filtration for food, beverage and industrial processes, bioprocessing equipment, including bioreactors and fermenters, polytetrafluoroethylene membrane-based products, as well as specialized air and gas filtration systems for applications including hard disk drives, semiconductor manufacturing, sensors, indicators and monitoring systems.
The Company’s results of operations are affected by conditions in the global economic and geopolitical environment. Under most economic conditions, the Company’s diversification across its end markets, its global presence, its diversification through technology and its OEM and replacement parts customers has helped to limit the impact of weakness in any one product line, market or geography on the consolidated operating results of the Company.
Operating Environment
Inflation
While inflation was not as significant in the second quarter or the first six months of fiscal 2023, as compared to the prior year, the Company continues to experience the effects of inflation related to raw materials and other expenses, including labor and energy. These inflationary pressures have had an adverse impact on the Company’s profit margins throughout the second quarter and the first six months of fiscal 2023, however they have been generally mitigated by pricing actions implemented in the prior year.

Consolidated Results of Operations
Three months ended January 31, 2023 compared with three months ended January 31, 2022
Operating Results
Operating results were as follows (in millions, except per share amounts):

	Three Months Ended January 31,
	2023	% of net sales	2022	% of net sales
Net sales	$828.3		$802.5
Cost of sales	543.9	65.7%	552.7	68.9%
Gross profit	284.4	34.3	249.8	31.1
Selling, general and administrative	149.6	18.1	137.5	17.1
Research and development	18.5	2.2	16.6	2.1
Operating expenses	168.1	20.3	154.1	19.2
Operating income	116.3	14.0	95.7	11.9
Interest expense	4.6	0.6	3.6	0.5
Other income, net	(1.6)	(0.2)	(2.4)	(0.3)
Earnings before income taxes	113.3	13.7	94.5	11.8
Income taxes	27.3	3.3	22.7	2.8
Net earnings	$86.0	10.4%	$71.8	8.9%

Net earnings per share (EPS) - diluted	$0.70		$0.57
Geographic Net Sales by Origination
Net sales, generally disaggregated by location where the customer’s order was received, were as follows (in millions):

	Three Months Ended January 31,
	2023	% of net sales	2022	% of net sales
U.S. and Canada	$346.4	41.8%	$314.0	39.1%
Europe, Middle East and Africa (EMEA)	252.1	30.4	241.7	30.1
Asia Pacific (APAC)	142.4	17.2	170.2	21.2
Latin America (LATAM)	87.4	10.6	76.6	9.6
Total Company	$828.3	100.0%	$802.5	100.0%
Net Sales
Net sales for the three months ended January 31, 2023 increased $25.8 million, or 3.2%, from the three months ended January 31, 2022, reflecting higher sales in the Mobile Solutions segment of $9.0 million, or 1.7% growth, and the Industrial Solutions segment of $27.9 million, or 12.8% growth, partially offset by lower sales in the Life Sciences segment of $11.1 million, or a 15.6% decline. Foreign currency translation decreased net sales by $34.1 million compared to the three months ended January 31, 2022, reflecting decreases in the Mobile Solutions, Industrial Solutions and Life Sciences segments of $21.6 million, $8.6 million and $3.9 million, respectively. During the three months ended January 31, 2023, the Company’s net sales increased primarily from higher pricing, partially offset by a negative impact from foreign currency translation.
Gross Margin
Gross margin as a percentage of net sales for the three months ended January 31, 2023 was 34.3% compared with 31.1% for the three months ended January 31, 2022. The gross margin as a percentage of net sales increase was primarily driven by pricing actions, partially offset by higher input costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended January 31, 2023 were $149.6 million, or 18.1% of net sales, compared with $137.5 million, or 17.1% of net sales, for the three months ended January 31, 2022, an increase of $12.1 million, or 8.8%. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to severance and other organizational redesign charges of $4.5 million, costs mainly associated with the exiting of a lower-margin customer program of $3.3 million and increased headcount to support future growth.

Research and Development Expenses
Research and development expenses for the three months ended January 31, 2023 were $18.5 million, or 2.2% of net sales, compared with $16.6 million, or 2.1% of net sales, for the three months ended January 31, 2022.
Non-Operating Items
Interest expense for the three months ended January 31, 2023 was $4.6 million, compared with $3.6 million for the three months ended January 31, 2022, an increase of $1.0 million, or 28.4%. The increase reflected rising variable interest rates and a higher debt level.
Other income, net for the three months ended January 31, 2023 was $1.6 million, compared with other income, net of $2.4 million for the three months ended January 31, 2022, a decrease of $0.8 million, which was driven primarily by lower income from joint ventures, partially offset by higher interest income.
Income Taxes
The effective tax rate was 24.1% for the three months ended January 31, 2023 and 2022. The current year effective tax rate benefitted from increased tax benefits on export income, which were offset by an unfavorable mix of earnings among tax jurisdictions and a decrease in discrete tax item benefits.
Net Earnings
Net earnings for the three months ended January 31, 2023 were $86.0 million, compared with $71.8 million for the three months ended January 31, 2022, an increase of $14.2 million, or 19.8%. Diluted EPS were $0.70 for the three months ended January 31, 2023, compared with $0.57 for the three months ended January 31, 2022, an increase of $0.13, or 22.0%.
Six months ended January 31, 2023 compared with six months ended January 31, 2022
Operating Results
Operating results were as follows (in millions, except per share amounts):

	Six Months Ended January 31,
	2023	% of net sales	2022	% of net sales
Net sales	$1,675.6		$1,563.4
Cost of sales	1,104.0	65.9%	1,056.6	67.6%
Gross profit	571.6	34.1	506.8	32.4
Selling, general and administrative	298.8	17.8	270.5	17.3
Research and development	37.2	2.2	33.1	2.1
Operating expenses	336.0	20.1	303.6	19.4
Operating income	235.6	14.1	203.2	13.0
Interest expense	9.2	0.5	7.1	0.5
Other income, net	(3.4)	(0.2)	(2.4)	(0.2)
Earnings before income taxes	229.8	13.7	198.5	12.7
Income taxes	56.6	3.4	49.7	3.2
Net earnings	$173.2	10.3%	$148.8	9.5%

Net EPS - diluted	$1.40		$1.18
Geographic Net Sales by Origination
Net sales, generally disaggregated by location where the customer’s order was received, were as follows (in millions):

	Six Months Ended January 31,
	2023	% of net sales	2022	% of net sales
U.S. and Canada	$721.7	43.1%	$614.8	39.3%
EMEA	478.8	28.6	466.3	29.8
APAC	293.0	17.5	334.0	21.4
LATAM	182.1	10.8	148.3	9.5
Total Company	$1,675.6	100.0%	$1,563.4	100.0%

Net Sales
Net sales for the six months ended January 31, 2023 increased $112.2 million, or 7.2%, from the six months ended January 31, 2022, reflecting higher sales in the Mobile Solutions segment of $76.6 million, or 7.6% growth, and the Industrial Solutions segment of $56.7 million, or 13.6% growth, partially offset by lower sales in the Life Sciences segment of $21.1 million, or a 14.8% decline. Foreign currency translation decreased net sales by $93.0 million compared to the six months ended January 31, 2022, reflecting decreases in the Mobile Solutions, Industrial Solutions and Life Sciences segments of $59.0 million, $22.8 million and $11.2 million, respectively. During the six months ended January 31, 2023, the Company’s net sales increased primarily from higher pricing and volume growth, partially offset by a negative impact from foreign currency translation.
Gross Margin
Gross margin as a percentage of net sales for the six months ended January 31, 2023 was 34.1% compared with 32.4% for the six months ended January 31, 2022. The gross margin as a percentage of net sales increase was primarily driven by pricing actions, partially offset by higher input costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended January 31, 2023 were $298.8 million, or 17.8% of net sales, compared with $270.5 million, or 17.3% of net sales, for the six months ended January 31, 2022, an increase of $28.3 million, or 10.5%. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to severance and other organizational redesign charges of $12.1 million, costs mainly associated with the exiting of a lower-margin customer program of $3.3 million and increased headcount to support future growth. This was partially offset by expense leverage on higher sales.
Research and Development Expenses
Research and development expenses for the six months ended January 31, 2023 were $37.2 million, or 2.2% of net sales, compared with $33.1 million, or 2.1% of net sales, for the six months ended January 31, 2022.
Non-Operating Items
Interest expense for the six months ended January 31, 2023 was $9.2 million, compared with $7.1 million for the six months ended January 31, 2022, an increase of $2.1 million, or 30.2%. The increase reflected rising variable interest rates and a higher debt level.
Other income, net for the six months ended January 31, 2023 was $3.4 million, compared with other income, net of $2.4 million for the six months ended January 31, 2022, an increase of $1.0 million, which was driven primarily by the timing of charitable contributions and higher interest income, partially offset by lower income from joint ventures.
Income Taxes
The effective tax rates were 24.7% and 25.0% for the six months ended January 31, 2023 and 2022, respectively. The decrease in the effective tax rate was primarily due to increased tax benefits on export income, which were partially offset by an unfavorable mix of earnings between tax jurisdictions.
Net Earnings
Net earnings for the six months ended January 31, 2023 were $173.2 million, compared with $148.8 million for the six months ended January 31, 2022, an increase of $24.4 million, or 16.4%. Diluted EPS were $1.40 for the six months ended January 31, 2023, compared with $1.18 for the six months ended January 31, 2022, an increase of $0.22, or 18.5%.

Segment Results of Operations
Net sales and earnings (loss) before income taxes were as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Net sales
Mobile Solutions	$522.5	$513.5	$1,077.4	$1,000.8
Industrial Solutions	246.4	218.5	476.0	419.3
Life Sciences	59.4	70.5	122.2	143.3
Total Company	$828.3	$802.5	$1,675.6	$1,563.4

Earnings (loss) before income taxes
Mobile Solutions	$78.6	$58.6	$158.9	$124.2
Industrial Solutions	46.3	27.2	83.9	51.8
Life Sciences	6.3	16.7	17.1	37.1
Corporate and unallocated(1)	(17.9)	(8.0)	(30.1)	(14.6)
Total Company	$113.3	$94.5	$229.8	$198.5
(1)Corporate and unallocated includes interest expense and certain corporate expenses determined to be non-allocable to the segments, such as restructuring charges and incentive compensation.
Mobile Solutions Segment
Net sales were as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Off-Road	$106.2	$91.9	$209.8	$182.3
On-Road	34.5	33.1	70.5	64.6
Aftermarket	381.8	388.5	797.1	753.9
Total Mobile Solutions segment	$522.5	$513.5	$1,077.4	$1,000.8

Mobile Solutions segment earnings before income taxes	$78.6	$58.6	$158.9	$124.2
Three months ended January 31, 2023 compared with three months ended January 31, 2022
Net sales for the Mobile Solutions segment for the three months ended January 31, 2023 were $522.5 million, compared with $513.5 million for the three months ended January 31, 2022, an increase of $9.0 million, or 1.7%. Excluding a $21.6 million decrease from foreign currency translation, net sales for the Mobile Solutions segment increased 5.9%.
Net sales of Off-Road increased $14.3 million, benefitting from pricing actions and high levels of global equipment production. The increase was partially offset by a decline in net sales of Aftermarket, which decreased $6.7 million, where customer inventory reductions more than offset pricing benefits. All business units were negatively impacted by foreign currency translation.
Earnings before income taxes for the Mobile Solutions segment for the three months ended January 31, 2023 were $78.6 million, or 15.0% of net sales, an increase from 11.4% of net sales for the three months ended January 31, 2022. The increase was driven by pricing actions and expense leverage on increased sales, which were partially offset by higher input costs.
Six months ended January 31, 2023 compared with six months ended January 31, 2022
Net sales for the Mobile Solutions segment for the six months ended January 31, 2023 were $1,077.4 million, compared with $1,000.8 million for the six months ended January 31, 2022, an increase of $76.6 million, or 7.6%. Excluding a $59.0 million decrease from foreign currency translation, net sales for the Mobile Solutions segment increased 13.5%.

Net sales of Off-Road increased $27.5 million, primarily due to pricing actions and high levels of global equipment production. Net sales of Aftermarket increased $43.2 million, primarily driven by pricing and high end-market demand, partially offset by customer inventory reductions. The increased sales for all business units were partially offset by negative impacts from foreign currency translation.
Earnings before income taxes for the Mobile Solutions segment for the six months ended January 31, 2023 were $158.9 million, or 14.7% of net sales, an increase from 12.4% of net sales for the six months ended January 31, 2022. The increase was driven by pricing actions and expense leverage on increased sales, which were partially offset by higher input costs.
Industrial Solutions Segment
Net sales were as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Industrial Filtration Solutions (IFS)	$211.8	$191.4	$407.8	$364.7
Aerospace and Defense	34.6	27.1	68.2	54.6
Total Industrial Solutions segment	$246.4	$218.5	$476.0	$419.3

Industrial Solutions segment earnings before income taxes	$46.3	$27.2	$83.9	$51.8
Three months ended January 31, 2023 compared with three months ended January 31, 2022
Net sales for the Industrial Solutions segment for the three months ended January 31, 2023 were $246.4 million, compared with $218.5 million for the three months ended January 31, 2022, an increase of $27.9 million, or 12.8%. Excluding an $8.6 million decrease from foreign currency translation, net sales for the Industrial Solutions segment increased 16.7%.
Net sales of IFS increased $20.4 million, reflecting higher volume in industrial dust collection, timing of power generation projects and pricing benefits. Aerospace and Defense increased by $7.5 million due to strong demand for replacement parts in the U.S as air travel increased. Both business units were negatively impacted by foreign currency translation.
Earnings before income taxes for the Industrial Solutions segment for the three months ended January 31, 2023 were $46.3 million, or 18.8% of net sales, an increase from 12.4% of net sales for the three months ended January 31, 2022. The increase was primarily due to the impact from pricing actions, partially offset by higher input costs.
Six months ended January 31, 2023 compared with six months ended January 31, 2022
Net sales for the Industrial Solutions segment for the six months ended January 31, 2023 were $476.0 million, compared with $419.3 million for the six months ended January 31, 2022, an increase of $56.7 million, or 13.6%. Excluding a $22.8 million decrease from foreign currency translation, net sales for the Industrial Solutions segment increased 19.0%.
Net sales of IFS increased $43.1 million, reflecting higher volume in industrial dust collection, timing of power generation projects and pricing benefits. Aerospace and Defense increased by $13.6 million due to strong demand for replacement parts in the U.S as air travel increased. Both business units were negatively impacted by foreign currency translation.
Earnings before income taxes for the Industrial Solutions segment for the six months ended January 31, 2023 were $83.9 million, or 17.6% of net sales, an increase from 12.4% of net sales for the six months ended January 31, 2022. The increase was primarily due to the impact from pricing actions, partially offset by higher input costs.
Life Sciences Segment
Net sales and earnings before income taxes were as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Life Sciences segment net sales	$59.4	$70.5	$122.2	$143.3
Life Sciences segment earnings before income taxes	$6.3	$16.7	$17.1	$37.1

Three months ended January 31, 2023 compared with three months ended January 31, 2022
Net sales for the Life Sciences segment for the three months ended January 31, 2023 were $59.4 million, compared with $70.5 million for the three months ended January 31, 2022, a decrease of $11.1 million, or 15.6%. Excluding a $3.9 million decrease from foreign currency translation, net sales for the Life Sciences segment declined 10.1%. The decrease was primarily driven by weakness in market demand for products in the disk drive business, partially offset by growth in the food and beverage business.
Earnings before income taxes for the Life Sciences segment for the three months ended January 31, 2023 were $6.3 million, or 10.6% of net sales, a decrease from 23.7% of net sales for the three months ended January 31, 2022. The decrease was driven by lower disk drive volumes causing a decline in profitability and the expected initial negative earnings impact from the recent acquisitions.
Six months ended January 31, 2023 compared with six months ended January 31, 2022
Net sales for the Life Sciences segment for the six months ended January 31, 2023 were $122.2 million, compared with $143.3 million for the six months ended January 31, 2022, a decrease of $21.1 million, or 14.8%. Excluding a $11.2 million decrease from foreign currency translation, net sales for the Life Sciences segment declined 6.9%. The decrease was primarily driven by weakness in market demand for products in the disk drive business, partially offset by growth in the food and beverage business.
Earnings before income taxes for the Life Sciences segment for the six months ended January 31, 2023 were $17.1 million, or 14.0% of net sales, a decrease from 25.9% of net sales for the six months ended January 31, 2022. The decrease was driven by lower disk drive volumes causing a decline in profitability and the expected initial negative earnings impact from the recent acquisitions.
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
Cash Flow Summary
Cash flows were as follows (in millions):

	Six Months Ended January 31,
	2023	2022	$ Change
Net cash provided by (used in):
Operating activities	$220.5	$79.8	$140.7
Investing activities	(57.6)	(82.5)	24.9
Financing activities	(176.8)	(45.7)	(131.1)
Effect of exchange rate changes on cash	—	(4.0)	4.0
Decrease in cash and cash equivalents	$(13.9)	$(52.4)	$38.5
Operating Activities
Cash provided by operating activities for the six months ended January 31, 2023 was $220.5 million, compared with $79.8 million for the six months ended January 31, 2022, an increase of $140.7 million. The increase in cash provided by operating activities was primarily driven by a reduction in inventory in the first six months of the current year compared to a significant increase in inventory in the first six months of the prior year, as well as higher earnings.
Investing Activities
Cash used in investing activities for the six months ended January 31, 2023 was $57.6 million, compared with $82.5 million for the six months ended January 31, 2022, a decrease of $24.9 million. The decrease in cash used was due to the $49.0 million of acquisitions in the first six months of the prior year, partially offset by the higher investment of capital in various projects, including capacity expansion and tooling for new programs, in the first six months of the current year.

Financing Activities
Cash used in financing activities generally relates to the use of cash for payment of dividends and repurchases of the Company’s common stock, net of borrowing activity and proceeds from the exercise of stock options. Cash used in financing activities for the six months ended January 31, 2023 was $176.8 million, compared with $45.7 million for the six months ended January 31, 2022, an increase of $131.1 million. The increase was primarily driven by a net debt repayment of $24.7 million in the first six months of the current year, compared to net proceeds of $115.2 million from the issuance of debt in the first six months of the prior year.
To determine the level of dividend and share repurchases, the Company considers recent and projected performance across key financial metrics, including earnings, cash flow from operations and total debt. Dividends paid for the six months ended January 31, 2023 and 2022 were $56.2 million and $54.6 million, respectively. Share repurchases for the six months ended January 31, 2023 and 2022 were $115.2 million and $115.6 million, respectively.
Capital Resources
Additional sources of liquidity are existing cash and available credit facilities. Cash and cash equivalents as of January 31, 2023 was $179.4 million, compared with $193.3 million as of July 31, 2022. The Company has capacity of $648.0 million available for further borrowing under existing credit facilities as of January 31, 2023, which includes $392.5 million available on the Company’s $500.0 million unsecured revolving credit facility that expires on May 21, 2026.
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
Financial Condition
Short-Term Borrowings and Long-Term Debt
As of January 31, 2023, total debt, including short-term borrowings and long-term debt, represented 34.5% of total capitalization, defined as total debt plus total stockholders’ equity, compared with 36.4% as of July 31, 2022. As of January 31, 2023, the Company was in compliance with its financial covenants.
Long-term debt outstanding was $624.8 million as of January 31, 2023, compared with $644.3 million as of July 31, 2022, a decrease of $19.5 million, primarily due to a repayment on the unsecured revolving credit facility during the first six months of fiscal 2023. As of January 31, 2023, there was $392.5 million available and $100.0 million outstanding on the Company’s $500.0 million unsecured revolving credit facility that expires on May 21, 2026.
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
Accounts receivable, net as of January 31, 2023, was $574.5 million, compared with $616.6 million as of July 31, 2022, a decrease of $42.1 million. Days sales outstanding were 64 days as of January 31, 2023, an increase from 62 days as of July 31, 2022.
Inventories, net as of January 31, 2023, was $501.3 million, compared with $502.4 million as of July 31, 2022, a decrease of $1.1 million. Days inventory outstanding were 84 days as of January 31, 2023, an increase from 78 days as of July 31, 2022. Inventory turns were 4.4 times and 4.7 times per year as of January 31, 2023 and July 31, 2022, respectively.
Accounts payable as of January 31, 2023, was $302.1 million, compared with $338.5 million as of July 31, 2022, a decrease of $36.4 million. Days payable outstanding were 53 days as of January 31, 2023, an increase from 52 days as of July 31, 2022.
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
During the six months ended January 31, 2023, the U.S. dollar was generally stronger than in the six months ended January 31, 2022 compared with many of the currencies of the foreign countries in which the Company operates. The overall stronger dollar had a negative impact on the Company’s international net sales and net earnings because the foreign denominated revenues translated into less U.S. dollars in many regions around the world. The estimated impact of foreign currency translation for the six months ended January 31, 2023 resulted in an overall decrease in reported net sales of $93.0 million and a decrease in reported net earnings of $11.8 million.
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

Foreign Currency Forward Contracts - Cash Flow Hedges and Derivatives Not Designated as Hedging Instruments
The Company buys materials from foreign suppliers. Those transactions can be denominated in those suppliers’ local currency. The Company also sells to customers in foreign countries. Those transactions can be denominated in those customers’ local currency. Both of these transaction types can create volatility in the Company’s financial statements. The Company uses foreign currency forward contracts to manage those exposures and fluctuations. These contracts generally mature in 12 months or less, which is consistent with the forecasts of the related purchases and sales. Certain contracts are designated as cash flow hedges, whereas the remaining contracts, most of which are related to certain intercompany transactions which offset balance sheet exposure, are not designated as hedging instruments. The total notional amounts of the foreign currency forward contracts designated as hedges were $77.2 million and $158.0 million as of January 31, 2023 and July 31, 2022, respectively. The total notional amounts of the foreign currency forward contracts not designated as hedges were $207.9 million and $151.6 million as of January 31, 2023 and July 31, 2022, respectively.
Net Investment Hedges
The Company uses fixed-to-fixed cross-currency swap agreements to hedge its exposure to adverse foreign currency exchange rate movements for its operations in Europe. The Company has elected the spot method for designating these contracts as net investment hedges.
The total notional amount of net investment hedges was €80 million, or $88.8 million, as of January 31, 2023 and July 31, 2022. The maturity dates range from 2027 to 2029.
Based on the net investment hedges outstanding as of January 31, 2023, a 10% appreciation of the U.S. dollar compared to the Euro would result in a net gain of $7.6 million in the fair value of these contracts.
Interest Rates
The Company’s exposure to market risk for changes in interest rates primarily relates to debt obligations that are at variable rates, as well as the potential increase in the fair value of long-term debt resulting from a potential decrease in interest rates. As of January 31, 2023, the Company’s financial liabilities with exposure to changes in interest rates consisted mainly of $100.0 million outstanding on the Company’s unsecured revolving credit facility, €80.0 million, or $86.6 million, of a variable rate term loan and ¥2.0 billion, or $15.3 million, of variable rate senior notes. Assuming a hypothetical 0.5 percentage point increase in short-term interest rates, with all other variables remaining constant, interest expense would have increased approximately $0.4 million in the six months ended January 31, 2023. We have no interest rate hedging agreements. Interest rate changes would also affect the fair market value of fixed-rate debt. As of January 31, 2023, the estimated fair values of fixed interest rate long-term debt were $386.4 million compared to the carrying values of $425.0 million. The fair values are estimated by discounting the projected cash flows using the interest rates at which similar amounts of debt could currently be borrowed.
The interest on cash and cash equivalents will vary as short-term yields change. Assuming a hypothetical 0.5 percentage point increase in yields, with all other variables remaining constant, interest income would have increased approximately $0.4 million in the six months ended January 31, 2023.
Commodity Prices
The Company is exposed to market risk from fluctuating prices of purchased commodity raw materials, including steel, filter media and petrochemical-based products including plastics, rubber and adhesives. On an ongoing basis, the Company enters into selective supply arrangements that allow the Company to reduce volatility in its costs. The Company strives to recover or offset all material cost increases through price increases to its customers and the Company’s cost reduction initiatives, which include material substitution, process improvement and product redesigns. However, an increase in commodity prices could result in lower gross profit.
Bankers’ Acceptance Notes
Consistent with common business practice in APAC, the Company has subsidiaries which accept bankers’ acceptance notes from their customers in settlement of certain customer billed accounts receivable. Bankers’ acceptance notes represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers’ acceptance note as of the maturity date. The maturity dates of bankers’ acceptance notes vary, but it is the Company’s policy to only accept bankers’ acceptance notes with maturity dates no more than 180 days from the date of the Company’s receipt of such draft. As of January 31, 2023 and July 31, 2022, the Company owned $7.0 million and $12.6 million, respectively, of these bankers’ acceptance notes and includes them in accounts receivable on the Condensed Consolidated Balance Sheets.

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
Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the three months ended January 31, 2023 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
November 1 - November 30, 2022	322,135	$58.79	320,674	4,196,687
December 1 - December 31, 2022	898,219	59.55	851,882	3,344,805
January 1 - January 31, 2023	—	—	—	3,344,805
Total	1,220,354	$59.35	1,172,556	3,344,805
On May 31, 2019, the Board of Directors authorized the repurchase of up to 13.0 million shares of the Company’s common stock. This repurchase authorization is effective until terminated by the Board of Directors. The Company has remaining authorization to repurchase 3.3 million shares under this plan. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the three months ended January 31, 2023. The “Total Number of Shares Purchased” column of the table above includes 47,798 shares of previously owned shares tendered by option holders in payment of the exercise price of options during the second quarter of fiscal 2023. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under stock-based awards to cover the withholding of taxes due as a result of exercising stock options or payment of stock-based awards.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

3-A*	Restated Certificate of Incorporation of Registrant as currently in effect (Filed as Exhibit 3-A to Form 10-Q Report for the second quarter ended January 31, 2012)
3-B*	Amended and Restated Bylaws of Registrant, dated as of July 29, 2016 (Filed as Exhibit 3-C to Form 8-K Report filed on July 29, 2016)
10-A*	Form of Management Change in Control Severance Plan (Filed as Exhibit 10.1 to Form 8-K Report filed on January 31, 2023)**
31-A	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31-B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from the Donaldson Company, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2023, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Stockholders’ Equity and (vi) the Notes to Condensed Consolidated Financial Statements

104	The cover page from the Donaldson Company Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2023, formatted in iXBRL (included as Exhibit 101)

*	Exhibit has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference as an exhibit.
**	Denotes compensatory plan or management contract.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DONALDSON COMPANY, INC.
(Registrant)

Date: March 8, 2023	By:	/s/ Tod E. Carpenter
Tod E. Carpenter Chairman, President and Chief Executive Officer (duly authorized officer)

Date: March 8, 2023	By:	/s/ Scott J. Robinson
Scott J. Robinson Chief Financial Officer (principal financial officer)

Date: March 8, 2023	By:	/s/ Andrew J. Cebulla
Andrew J. Cebulla Vice President and Corporate Controller (principal accounting officer)