Form 10-Q
period 2024-01-31
DONALDSON Co INC
filed 2024-03-04
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of February 27, 2024, 120,369,127 shares of the registrant’s common stock, par value $5.00 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Net sales	$876.7	$828.3	$1,723.0	$1,675.6
Cost of sales	568.1	543.9	1,113.5	1,104.0
Gross profit	308.6	284.4	609.5	571.6
Selling, general and administrative	156.8	149.6	311.8	298.8
Research and development	22.1	18.5	43.4	37.2
Operating expenses	178.9	168.1	355.2	336.0
Operating income	129.7	116.3	254.3	235.6
Interest expense	5.6	4.6	11.1	9.2
Other income, net	(4.9)	(1.6)	(8.7)	(3.4)
Earnings before income taxes	129.0	113.3	251.9	229.8
Income taxes	30.3	27.3	61.1	56.6
Net earnings	$98.7	$86.0	$190.8	$173.2

Weighted average shares – basic	120.5	121.7	120.7	122.2
Weighted average shares – diluted	122.1	123.3	122.4	123.7

Net earnings per share – basic	$0.82	$0.71	$1.58	$1.42
Net earnings per share – diluted	$0.81	$0.70	$1.56	$1.40
See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Net earnings	$98.7	$86.0	$190.8	$173.2
Other comprehensive income:
Foreign currency translation gain (loss)	20.9	65.3	(16.7)	25.2
Pension liability adjustment, net of deferred taxes of $0.0, $0.3, $(0.2) and $(0.1), respectively	(0.2)	(0.7)	0.8	0.5
Derivatives:
(Loss) gain on hedging derivatives, net of deferred taxes of $0.1, $1.0, $0.0 and $(0.1), respectively	(0.8)	(3.1)	(0.7)	0.3
Reclassification of loss on hedging derivatives to net earnings, net of taxes of $0.3, $0.9, $0.1 and $0.3, respectively	(0.8)	(1.8)	(0.1)	(0.6)
Total derivatives	(1.6)	(4.9)	(0.8)	(0.3)
Net other comprehensive income (loss)	19.1	59.7	(16.7)	25.4
Comprehensive income	$117.8	$145.7	$174.1	$198.6

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)
(Unaudited)

	January 31, 2024	July 31, 2023
Assets
Current assets:
Cash and cash equivalents	$193.8	$187.1
Accounts receivable, less allowances of $5.9 and $8.3, respectively	599.3	599.7
Inventories, net	433.4	418.1
Prepaid expenses and other current assets	90.7	81.1
Total current assets	1,317.2	1,286.0
Property, plant and equipment, net	647.0	652.9
Goodwill	475.9	481.1
Intangible assets, net	179.4	188.1
Other long-term assets	164.0	162.4
Total assets	$2,783.5	$2,770.5

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$50.4	$34.1
Current maturities of long-term debt	211.7	125.0
Accounts payable	325.8	304.9
Accrued employee compensation and related taxes	110.3	119.4
Deferred revenue	29.7	25.3
Income taxes payable	37.1	32.3
Dividends payable	30.1	30.4
Other current liabilities	98.4	85.0
Total current liabilities	893.5	756.4
Long-term debt	352.0	496.6
Non-current income taxes payable	40.1	56.5
Deferred income taxes	21.9	32.3
Other long-term liabilities	100.2	108.0
Total liabilities	1,407.7	1,449.8

Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued	758.2	758.2
Additional paid-in capital	24.0	24.8
Retained earnings	2,219.0	2,087.8
Accumulated other comprehensive loss	(189.2)	(172.5)
Treasury stock, 31,318,617 and 30,528,696 shares, respectively, at cost	(1,436.2)	(1,377.6)
Total stockholders’ equity	1,375.8	1,320.7
Total liabilities and stockholders’ equity	$2,783.5	$2,770.5
 See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended January 31,
	2024	2023
Operating Activities
Net earnings	$190.8	$173.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	48.9	44.8
Deferred income taxes	(10.3)	(7.1)
Stock-based compensation expense	14.5	13.7
Other, net	1.4	2.9
Changes in operating assets and liabilities	(20.3)	(7.0)
Net cash provided by operating activities	225.0	220.5

Investing Activities
Purchases of property, plant and equipment	(44.5)	(57.6)
Net cash used in investing activities	(44.5)	(57.6)

Financing Activities
Proceeds from long-term debt	35.0	40.0
Repayments of long-term debt	(88.7)	(65.0)
Change in short-term borrowings	16.3	0.3
Purchase of treasury stock	(86.6)	(115.2)
Dividends paid	(60.3)	(56.2)
Exercise of stock options and other	12.6	19.3
Net cash used in financing activities	(171.7)	(176.8)
Effect of exchange rate changes on cash	(2.1)	—
Increase (decrease) in cash and cash equivalents	6.7	(13.9)
Cash and cash equivalents, beginning of period	187.1	193.3
Cash and cash equivalents, end of period	$193.8	$179.4

Supplemental Cash Flow Information
Income taxes paid	$85.1	$72.3
Interest paid	$11.3	$8.9
Supplemental Disclosure of Non-Cash Operating and Investing Transactions
Accrued property, plant and equipment additions	$14.5	$19.2
Leased assets obtained in exchange for new operating lease liabilities	$8.2	$10.3

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended January 31, 2024 and 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance as of October 31, 2023	$758.2	$25.6	$2,180.2	$(208.3)	$(1,419.6)	$1,336.1
Net earnings			98.7			98.7
Other comprehensive income				19.1		19.1
Treasury stock acquired					(33.4)	(33.4)
Dividends declared ($0.50 per share)			(60.2)			(60.2)
Stock compensation and other activity		(1.6)	0.3		16.8	15.5
Balance as of January 31, 2024	$758.2	$24.0	$2,219.0	$(189.2)	$(1,436.2)	$1,375.8

Balance as of October 31, 2022	$758.2	$22.2	$1,932.8	$(239.9)	$(1,318.5)	$1,154.8
Net earnings			86.0			86.0
Other comprehensive income				59.7		59.7
Treasury stock acquired					(69.5)	(69.5)
Dividends declared ($0.46 per share)			(56.0)			(56.0)
Stock compensation and other activity		(2.0)	—		21.2	19.2
Balance as of January 31, 2023	$758.2	$20.2	$1,962.8	$(180.2)	$(1,366.8)	$1,194.2

	Six Months Ended January 31, 2024 and 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance as of July 31, 2023	$758.2	$24.8	$2,087.8	$(172.5)	$(1,377.6)	$1,320.7
Net earnings			190.8			190.8
Other comprehensive loss				(16.7)		(16.7)
Treasury stock acquired					(87.1)	(87.1)
Dividends declared ($0.50 per share)			(60.1)			(60.1)
Stock compensation and other activity		(0.8)	0.5		28.5	28.2
Balance as of January 31, 2024	$758.2	$24.0	$2,219.0	$(189.2)	$(1,436.2)	$1,375.8

Balance as of July 31, 2022	$758.2	$17.0	$1,845.7	$(205.6)	$(1,282.1)	$1,133.2
Net earnings			173.2			173.2
Other comprehensive income				25.4		25.4
Treasury stock acquired					(115.2)	(115.2)
Dividends declared ($0.46 per share)			(55.9)			(55.9)
Stock compensation and other activity		3.2	(0.2)		30.5	33.5
Balance as of January 31, 2023	$758.2	$20.2	$1,962.8	$(180.2)	$(1,366.8)	$1,194.2

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Donaldson Company, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of earnings, comprehensive income, financial position, cash flows and changes in stockholders’ equity have been included and are of a normal recurring nature. Operating results for the three and six months ended January 31, 2024 are not necessarily indicative of the results that may be expected for future periods. The year-end Condensed Consolidated Balance Sheet information was derived from the Company’s Audited Consolidated Financial Statements but does not include all disclosures required by GAAP. For further information, refer to the Audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2023.
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
In December 2023, FASB issued ASU No. 2023-09, Income Taxes (Topic 820), “Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect adoption of this standard will have a material impact on the related disclosures within its financial statements.
In November 2023, FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), “Improvements to Reportable Segment Disclosures,” which improves the segment disclosures to include reportable segment’s expenses. The guidance is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company does not expect adoption of this standard will have a material impact on the related disclosures within its financial statements.
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
Note 2. Acquisitions
Univercells Technologies (UTEC)
In the fourth quarter of fiscal 2023, the Company acquired UTEC, headquartered in Nivelles, Belgium, for cash consideration of €134.6 million, or $147.2 million, net of cash acquired. UTEC is a global producer of innovative biomanufacturing solutions for cell and gene therapy research, development and commercial manufacturing. UTEC is reported within the Company’s Life Sciences segment. The Company assigned the fair values to the net assets acquired resulting in $95.8 million for goodwill and $52.5 million for intangible assets, the amortization of which is not deductible for tax purposes. The valuation resulted in a deferred tax liability of $13.1 million and a deferred tax asset of $7.0 million. Net working capital was a net liability of $0.9 million, there were $6.6 million of other non-current assets and $0.7 million of other non-current liabilities. The purchase price allocation for this acquisition is preliminary pending the outcome of the final valuation of the net assets acquired. Net sales of UTEC were immaterial to the Consolidated Statements of Earnings for the three and six months ended January 31, 2024. Management expects to finalize the purchase accounting by the fourth quarter of fiscal 2024.
Isolere Bio, Inc. (Isolere)
In the third quarter of fiscal 2023, the Company acquired Isolere, headquartered in Durham, North Carolina, for cash consideration of $62.4 million, net of cash acquired. Isolere develops reagents and accompanying filtration processes used for the purification and streamlined manufacturing of biopharmaceuticals. Isolere is reported within the Company’s Life Sciences segment. The Company assigned the fair values to the net assets acquired resulting in $28.2 million for goodwill and $44.5 million for intangible assets, the amortization of which is not deductible for tax purposes, resulting in a deferred tax liability of $10.9 million. Net working capital was a net liability of $0.4 million, and there were $1.2 million of other non-current assets and $0.2 million other non-current liabilities. Purchase accounting was finalized in the first quarter of fiscal 2024. Net sales of Isolere were immaterial to the Condensed Consolidated Statements of Earnings for the three and six months ended January 31, 2024.
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
There have been no acquisitions in fiscal 2024.

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
Revenue Disaggregation
Net sales, generally disaggregated by location where the customer’s order was placed, were as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
U.S. and Canada	$376.9	$346.4	$758.4	$721.7
Europe, Middle East and Africa (EMEA)	251.6	252.1	485.9	478.8
Asia Pacific (APAC)	151.0	142.4	291.1	293.0
Latin America (LATAM)	97.2	87.4	187.6	182.1
Total net sales	$876.7	$828.3	$1,723.0	$1,675.6
See Note 18 for net sales disaggregated by segment and business unit.
Contract Assets and Liabilities
The satisfaction of performance obligations and the resulting recognition of revenue typically correspond with billing of the customer. In limited circumstances, the customer may be billed at a time later than when revenue is recognized, resulting in contract assets, which are reported in other current assets on the Condensed Consolidated Balance Sheets. Contract assets were $11.2 million and $13.3 million as of January 31, 2024 and July 31, 2023, respectively. In other limited circumstances, the customer may make a payment at a time earlier than when revenue is recognized and prior to the satisfaction of performance obligations, resulting in contract liabilities, which are reported in deferred revenue on the Condensed Consolidated Balance Sheets. Contract liabilities were $29.7 million and $25.3 million as of January 31, 2024 and July 31, 2023, respectively.
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
Note 4. Inventories, Net
The components of inventories, net were as follows (in millions):

	January 31, 2024	July 31, 2023
Raw materials	$160.9	$155.1
Work in process	57.3	50.9
Finished products	215.2	212.1
Total inventories, net	$433.4	$418.1
Note 5. Property, Plant and Equipment, Net
The components of property, plant and equipment, net were as follows (in millions):

	January 31, 2024	July 31, 2023
Land	$29.2	$29.3
Buildings	444.8	430.8
Machinery and equipment	1,023.7	989.0
Computer software	142.7	142.0
Construction in progress	81.5	107.7
Less accumulated depreciation	(1,074.9)	(1,045.9)
Total property, plant and equipment, net	$647.0	$652.9

Note 6. Goodwill and Intangible Assets
Goodwill
The Company allocates goodwill to reporting units within its Mobile Solutions, Industrial Solutions and Life Sciences segments. There were no dispositions or impairment charges recorded during the three and six months ended January 31, 2024 and 2023. Goodwill is assessed for impairment annually during the third quarter of the fiscal year, or more frequently if events or changes in circumstances indicate the asset may be impaired. The Company performed its annual impairment assessment during the third quarter of fiscal 2023 and did not record any impairment as a result of this assessment.
Goodwill by reportable segment was as follows (in millions):

	Mobile Solutions Segment	Industrial Solutions Segment	Life Sciences Segment	Total
Balance as of July 31, 2023	$25.5	$289.1	$166.5	$481.1
Purchase price adjustments	—	—	(1.1)	(1.1)
Foreign currency translation	(0.1)	(1.8)	(2.2)	(4.1)
Balance as of January 31, 2024	$25.4	$287.3	$163.2	$475.9
Intangible Assets
Intangible assets preliminarily recognized from the UTEC acquisition were $52.5 million, of which $43.2 million was technology with an 18 year useful life, $6.7 million was trademarks with a 10 year useful life, $1.4 million was non-competition agreements with a 2 year useful life and $1.2 million was customer relationships with a 10 year useful life.
There was a foreign currency translation gain of $1.5 million and loss of $1.7 million for the three and six months ended January 31, 2024, respectively, and gain of $3.8 million and a gain of $1.7 million for the three and six months ended January 31, 2023, respectively.

Intangible asset classes were as follows (in millions):

	January 31, 2024
	Weighted Amortizable Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	10.4	$107.2	$(67.7)	$39.5
Patents	18.4	33.4	(7.0)	26.4
Trademarks	8.6	15.9	(4.6)	11.3
Technology	16.8	115.7	(16.1)	99.6
Non-compete agreements	2.8	3.9	(1.3)	2.6
Total intangible assets		$276.1	$(96.7)	$179.4

	July 31, 2023
	Weighted Amortizable Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	10.8	$107.8	$(65.6)	$42.2
Patents	18.9	33.4	(6.3)	27.1
Trademarks	9.0	15.9	(3.9)	12.0
Technology	17.2	116.3	(12.9)	103.4
Non-compete agreements	3.1	4.0	(0.6)	3.4
Total intangible assets		$277.4	$(89.3)	$188.1
Intangible asset amortization expense was $3.8 million and $7.8 million for the three and six months ended January 31, 2024, respectively, and was $2.5 million and $5.1 million for the three and six months ended January 31, 2023, respectively. Amortization expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings.
Note 7. Long-Term Debt
As of January 31, 2024, there was $452.5 million available and $40.0 million outstanding on the Company’s $500.0 million unsecured revolving credit facility that expires on May 21, 2026.
Certain debt agreements contain financial covenants related to interest coverage and leverage ratios, as well as other non-financial covenants. As of January 31, 2024, the Company was in compliance with all such covenants.
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
As of January 31, 2024, gross unrecognized tax benefits were $15.8 million and accrued interest and penalties on these unrecognized tax benefits were $2.2 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income taxes in the Condensed Consolidated Statements of Earnings. The Company estimates within the next 12 months it is reasonably possible its uncertain tax positions could decrease by as much as $4.0 million due to lapses in statutes of limitation. The statutes of limitation periods for the Company’s various tax jurisdictions range from two years to 10 years.
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
Basic and diluted net EPS calculations were as follows (in millions, except per share amounts):

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Net earnings	$98.7	$86.0	$190.8	$173.2

Weighted average common shares outstanding
Weighted average common shares – basic	120.5	121.7	120.7	122.2
Dilutive impact of stock-based awards	1.6	1.6	1.7	1.5
Weighted average common shares – diluted	122.1	123.3	122.4	123.7

Net EPS – basic	$0.82	$0.71	$1.58	$1.42
Net EPS – diluted	$0.81	$0.70	$1.56	$1.40
Impact of potentially anti-dilutive stock options excluded from net EPS calculation	—	—	—	1.6
Note 10. Stockholders’ Equity
Share Repurchases
In November 2023, the Board of Directors authorized the repurchase of up to 12.0 million shares of common stock under the Company’s stock repurchase plan, replacing the Company’s previous stock repurchase plan dated May 31, 2019. This repurchase authorization is effective until terminated by the Board of Directors. During the six months ended January 31, 2024, the Company repurchased 1.4 million shares for $87.1 million. During the six months ended January 31, 2023, the Company repurchased 2.1 million shares for $115.2 million. As of January 31, 2024, the Company had remaining authorization to repurchase 11.8 million shares under the November 2023 stock repurchase plan.
Dividends
Dividends paid were 25.0 cents and 50.0 cents per common share for the three and six months ended January 31, 2024 and were 23.0 cents and 46.0 cents per common share for the three and six months ended January 31, 2023, respectively.

Note 11. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three months ended January 31, 2024 and 2023 were as follows (in millions):

	Foreign Currency Translation Adjustment	Pension Benefits		Derivative Financial Instruments		Total
Balance as of October 31, 2023, net of tax	$(147.2)	$(66.2)		$5.1		$(208.3)
Other comprehensive income (loss) before reclassifications and tax	20.9	—		(0.9)		20.0
Tax benefit	—	—		0.1		0.1
Other comprehensive income (loss) before reclassifications, net of tax	20.9	—		(0.8)		20.1

Reclassifications, before tax	—	(0.2)	(1)	(1.1)		(1.3)
Tax benefit	—	—		0.3		0.3
Reclassifications, net of tax	—	(0.2)		(0.8)	(2)	(1.0)
Other comprehensive income (loss), net of tax	20.9	(0.2)		(1.6)		19.1
Balance as of January 31, 2024, net of tax	$(126.3)	$(66.4)		$3.5		$(189.2)

Balance as of October 31, 2022, net of tax	$(183.7)	$(66.3)		$10.1		$(239.9)
Other comprehensive income (loss) before reclassifications and tax	65.3	—		(4.1)		61.2
Tax benefit	—	—		1.0		1.0
Other comprehensive income (loss) before reclassifications, net of tax	65.3	—		(3.1)		62.2

Reclassifications, before tax	—	(1.0)	(1)	(2.7)		(3.7)
Tax benefit	—	0.3		0.9		1.2
Reclassifications, net of tax	—	(0.7)		(1.8)	(2)	(2.5)
Other comprehensive income (loss), net of tax	65.3	(0.7)		(4.9)		59.7
Balance as of January 31, 2023, net of tax	$(118.4)	$(67.0)		$5.2		$(180.2)
(1)Amounts include foreign currency translation gain of $0.6 million and $1.5 million and net amortization of prior service costs and actuarial losses of $0.4 million and $0.5 million in fiscal 2024 and 2023, respectively, included in other income, net in the Condensed Consolidated Statements of Earnings, see Note 13.
(2)Relates to designated foreign currency forward contracts that were reclassified from accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets to net sales, cost of sales and selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings, see Note 14.

Changes in accumulated other comprehensive loss for the six months ended January 31, 2024 and 2023 were as follows (in millions):

	Foreign Currency Translation Adjustment	Pension Benefits		Derivative Financial Instruments		Total
Balance as of July 31, 2023, net of tax	$(109.6)	$(67.2)		$4.3		$(172.5)
Other comprehensive loss before reclassifications and tax	(16.7)	—		(0.7)		(17.4)
Tax expense	—	—		—		—
Other comprehensive loss before reclassifications, net of tax	(16.7)	—		(0.7)		(17.4)

Reclassifications, before tax	—	1.0	(1)	(0.2)		0.8
Tax (expense) benefit	—	(0.2)		0.1		(0.1)
Reclassifications, net of tax	—	0.8		(0.1)	(2)	0.7
Other comprehensive (loss) income, net of tax	(16.7)	0.8		(0.8)		(16.7)
Balance at January 31, 2024, net of tax	$(126.3)	$(66.4)		$3.5		$(189.2)

Balance as of July 31, 2022, net of tax	$(143.6)	$(67.5)		$5.5		$(205.6)
Other comprehensive income before reclassifications and tax	25.2	—		0.4		25.6
Tax expense	—	—		(0.1)		(0.1)
Other comprehensive income before reclassifications, net of tax	25.2	—		0.3		25.5

Reclassifications, before tax	—	0.6	(1)	(0.9)		(0.3)
Tax (expense) benefit	—	(0.1)		0.3		0.2
Reclassifications, net of tax	—	0.5		(0.6)	(2)	(0.1)
Other comprehensive income (loss), net of tax	25.2	0.5		(0.3)		25.4
Balance at January 31, 2023, net of tax	$(118.4)	$(67.0)		$5.2		$(180.2)
(1)Amounts include foreign currency translation loss of $0.2 million and gain of $0.5 million and net amortization of prior service costs and actuarial losses of $0.8 million and $1.1 million in fiscal 2024 and 2023, respectively, included in other income, net in the Condensed Consolidated Statements of Earnings, see Note 13.
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
Pretax stock-based compensation expense associated with options was $2.0 million and $10.5 million for the three and six months ended January 31, 2024, respectively, and was $1.8 million and $9.3 million for the three and six months ended January 31, 2023, respectively.
Fair value is calculated using the Black-Scholes option pricing model. The weighted average fair value for options granted was $18.98 and $15.62 per share during the six months ended January 31, 2024 and 2023, respectively.

Option activity was as follows:

	Options	Weighted Average Exercise Price
Balance outstanding as of July 31, 2023	6,777,407	$47.80
Granted	804,398	59.87
Exercised	(559,697)	42.15
Expired/forfeited	(29,565)	52.07
Balance outstanding as of January 31, 2024	6,992,543	$49.62
Performance-Based Awards
Performance-based awards are payable in common stock and are based on a formula that measures Company performance over a three-year period. These awards are settled after three years with payouts ranging from 0% to 200% of the target award depending on achievement.
Pretax performance-based awards expense was $1.5 million and $3.1 million for the three and six months ended January 31, 2024, respectively, and was $1.7 million and $3.5 million for the three and six months ended January 31, 2023, respectively.
Performance-based awards for non-vested activity were as follows:

	Performance Shares	Weighted Average Grant Date Fair Value
Balance outstanding as of July 31, 2023	194,761	$54.46
Granted	114,800	59.66
Vested	—	—
Forfeited	—	—
Balance outstanding as of January 31, 2024	309,561	$56.39
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
Net periodic pension costs for the Company’s pension plans were as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Service cost	$1.2	$1.6	$2.4	$3.2
Interest cost	5.1	4.2	10.2	8.3
Expected return on assets	(6.4)	(6.4)	(12.9)	(12.7)
Prior service cost amortization	—	0.1	—	0.1
Actuarial loss amortization	0.4	0.5	0.8	1.1
Net periodic pension costs	$0.3	$—	$0.5	$—
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
Contract provisions may require the posting of collateral or settlement of the contracts for various reasons, including if the Company’s credit ratings are downgraded below its investment grade credit rating by any of the major credit agencies, or for cross default contractual provisions, if there is a failure under other financing arrangements related to payment terms or covenants. As of January 31, 2024 and July 31, 2023, no collateral was posted.
The Company does not enter into derivative instrument agreements for trading or speculative purposes. For discussion on the fair value of the Company’s derivatives, see Note 15.
Foreign Currency Forward Contracts - Cash Flow Hedges and Derivatives Not Designated as Hedging Instruments
The Company buys materials from foreign suppliers. Those transactions can be denominated in those suppliers’ local currency. The Company also sells to customers in foreign countries. Those transactions can be denominated in those customers’ local currency. Both of these transaction types can create volatility in the Company’s financial statements. The Company uses foreign currency forward contracts to manage those exposures and fluctuations. These contracts generally mature in 12 months or less, which is consistent with the forecasts of the related purchases and sales. Certain contracts are designated as cash flow hedges, whereas the remaining contracts, most of which are related to certain intercompany transactions which offset balance sheet exposure, are not designated as hedging instruments. The total notional amount of the foreign currency forward contracts designated as hedges was $53.0 million and $84.9 million as of January 31, 2024 and July 31, 2023, respectively. The total notional amount of the foreign currency forward contracts not designated as hedges was $148.0 million and $147.5 million as of January 31, 2024 and July 31, 2023, respectively.
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
Hedges and subsequent changes in the fair value of hedges that are not designated are recognized in other income, net in the Condensed Consolidated Statements of Earnings along with the related hedged transactions.
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
The total notional amount of net investment hedges was €80 million, or $88.8 million, as of January 31, 2024 and July 31, 2023. The maturity dates range from 2027 to 2029.
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
Short-Term Financial Instruments
As of January 31, 2024 and July 31, 2023, the carrying values of cash and cash equivalents, accounts receivable, short-term borrowings and accounts payable approximate fair value because of the short-term nature of these instruments. Short-term financial instruments are classified as Level 1 in the fair value hierarchy.
Long-Term Debt
As of January 31, 2024, the estimated fair values of fixed interest rate long-term debt were $388.0 million compared to the carrying values of $425.0 million, inclusive of a current portion with a fair value of $124.5 million and carrying value of $125.0 million. As of July 31, 2023, the estimated fair values of fixed interest rate long-term debt were $378.9 million compared to the carrying values of $425.0 million. The fair values are estimated by discounting the projected cash flows using the interest rates at which similar amounts of debt could currently be borrowed. The carrying values of total variable interest rate long-term debt were $140.2 million and $198.4 million as of January 31, 2024 and July 31, 2023, respectively and approximate their fair values. Long-term debt is classified as Level 2 in the fair value hierarchy.
Equity Method Investments
The Company holds equity method investments in its joint ventures, which are included in other long-term assets on the Condensed Consolidated Balance Sheets. The aggregate carrying amount of these investments was $24.3 million and $24.4 million as of January 31, 2024 and July 31, 2023, respectively. These equity method investments are measured at fair value on a non-recurring basis. The fair value of the Company’s equity method investments has not been adjusted for the three or six months ended January 31, 2024 or 2023 as there have been no triggering events or changes in circumstance that would have had an adverse impact on the value of these investments. In the event these investments are required to be measured, they would fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value, as the investments are in privately-held entities.
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

Fair Value of Derivatives Contracts
The fair value of the Company’s derivative contracts, recorded on the Condensed Consolidated Balance Sheets, was as follows (in millions):

		Assets		Liabilities
	Balance Sheet Location	January 31, 2024	July 31, 2023	January 31, 2024	July 31, 2023
Designated as hedging instruments
Foreign currency forward contracts	Other current assets and other current liabilities	$0.6	$0.6	$0.9	$0.1
Net investment hedges	Other current assets and other long-term assets	3.6	3.6	—	—
Total designated		4.2	4.2	0.9	0.1

Not designated as hedging instruments
Foreign currency forward contracts	Other current assets and other current liabilities	0.6	0.7	0.3	1.4
Total not designated		0.6	0.7	0.3	1.4
Total		$4.8	$4.9	$1.2	$1.5
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
The fair value of the Company’s contingent consideration liability that uses unobservable inputs was $26.0 million as of January 31, 2024 and $25.0 million as of July 31, 2023. The maximum potential payout of the contingent consideration as of January 31, 2024 and July 31, 2023 was $30.7 million, see Note 17.
Note 16. Guarantees
Letters of Credit
The Company has letters of credit which guarantee payment to third parties in the event the Company is in breach of contract terms as detailed in each letter of credit. The outstanding contingent liability for standby letters of credit was as follows (in millions):

	January 31, 2024	July 31, 2023
Contingent liability for standby letters of credit issued under the Company’s revolving credit facility	$7.5	$7.5
Amounts drawn for letters of credit under the Company’s revolving credit facility	$—	$—
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

The outstanding debt relating to AFSI, which the Company guarantees half, was $55.4 million and $59.6 million as of January 31, 2024 and July 31, 2023, respectively. AFSI has a $63.0 million revolving credit facility, which expires July 31, 2024, and an additional $17.0 million multi-currency revolving credit facility, which terminates upon notification by either AFSI or the financial institution.
Earnings from AFSI, which are recorded in other income, net in the Condensed Consolidated Statements of Earnings, were $2.5 million and $4.2 million for the three and six months ended January 31, 2024, respectively, and were $0.5 million and $1.8 million for the three and six months ended January 31, 2023, respectively.
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
Contingent Compensation and Consideration
Acquisition Agreement - Purilogics
The Company's agreement with Purilogics includes deferred payment provisions representing potential milestone payments for Purilogics’ former owners. The provisions are made up of two general types of arrangements, contingent compensation and contingent consideration. The contingent compensation arrangement is contingent on the former owner’s future employment with the Company and the related amounts are recognized over the required employment period. The contingent consideration is not contingent on employment and was recorded as purchase consideration in both other current and other long-term liabilities on the Condensed Consolidated Balance Sheets at the time of the initial acquisition based on the fair value of the estimated liability. The amounts are paid over a two- to five-year period, contingent on the achievement of certain revenue and manufacturing milestones.
The total contingent compensation arrangement liability was $1.7 million and $1.1 million as of January 31, 2024 and July 31, 2023, respectively, which was included in other long-term liabilities on the Condensed Consolidated Balance Sheets. The maximum payout of the contingent compensation arrangement upon completion of the future performance periods was $3.0 million as of January 31, 2024 and July 31, 2023, inclusive of the $1.7 million and $1.1 million accrued, respectively.
The Company primarily determines the contingent consideration liability based on the forecasted probability of achieving the respective milestones. The contingent consideration liability is measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. The total contingent consideration liability was $24.3 million and $23.2 million as of January 31, 2024 and July 31, 2023, respectively, and was included in other current and other long-term liabilities on the Condensed Consolidated Balance Sheets. The maximum payout of the contingent consideration was $29.0 million, inclusive of the $24.3 million and $23.2 million accrued as of January 31, 2024 and July 31, 2023, respectively.
Other Acquisition Agreements
For other acquisitions, there was no contingent compensation arrangement liability as of January 31, 2024, as the contingent compensation agreement was terminated. The total contingent compensation arrangement liability was $0.9 million as of July 31, 2023, which was included in other long-term liabilities on the Condensed Consolidated Balance Sheets.
The total contingent consideration liability was $1.7 million, which was included in other long-term liabilities on the Condensed Consolidated Balance Sheets, as of January 31, 2024 and July 31, 2023. The maximum payout of the contingent consideration was $1.7 million, which concludes three years from the acquisition date of November 22, 2021 and was fully accrued as of January 31, 2024 and July 31, 2023.
For additional discussion regarding the fair value of the Company’s contingent consideration liability, see Note 15.
Note 18. Segment Reporting
The Company’s reportable segments are: Mobile Solutions, Industrial Solutions and Life Sciences. The organizational structure also includes Corporate and Unallocated, which includes interest expense and certain corporate expenses determined to be non-allocable to the segments, such as restructuring charges and business development expenses. The Company determines its operating segments consistent with the manner in which it manages its operations and evaluates performance for internal review and decision-making. For the three and six months ended January 31, 2023, Corporate and Unallocated also included non-recurring charges of $9.3 million and $16.9 million, see Note 19.

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
The Industrial Solutions segment is organized based on product type and consists of the Industrial Air Filtration, Industrial Gasses, Industrial Hydraulics, Power Generation and Aerospace and Defense business units. Within our Industrial Solutions portfolio, the Company provides a wide product offering in the market to industrial customers consisting of equipment, ancillary components, replacement parts, performance monitoring and service globally, that cost-effectively enhances productivity and manufacturing efficiency. Industrial Air Filtration, Industrial Gasses and Industrial Hydraulics products consist of dust, fume and mist collectors, compressed air and industrial gasses purification systems, hydraulic and lubricated rotating filtration applications as well as gas and liquid filtration for industrial processes. Power Generation products consist of air inlet systems and filtration sold to gas compression, power generation and natural gas liquification industries. Aerospace and Defense products consist of air, fuel, lubrication and hydraulic filtration for fixed-wing and rotorcraft aerospace applications and ground defense vehicle and naval platforms. Industrial Solutions businesses sell through multiple channels which include OEMs, distributors and direct-to-consumer in some markets.
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
Segment details were as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Net sales
Mobile Solutions	$550.3	$522.5	$1,090.3	$1,077.4
Industrial Solutions	263.4	246.4	509.6	476.0
Life Sciences	63.0	59.4	123.1	122.2
Total Company	$876.7	$828.3	$1,723.0	$1,675.6

Earnings (loss) before income taxes
Mobile Solutions	$99.2	$78.6	$191.4	$158.9
Industrial Solutions	47.4	46.3	90.7	83.9
Life Sciences	(5.8)	6.3	(10.0)	17.1
Corporate and unallocated	(11.8)	(17.9)	(20.2)	(30.1)
Total Company	$129.0	$113.3	$251.9	$229.8
Assets by segment were as follows (in millions):

	January 31, 2024	July 31, 2023
Mobile Solutions	$1,276.8	$1,243.8
Industrial Solutions	792.6	788.1
Life Sciences	513.5	513.8
Corporate and unallocated	200.6	224.8
Total assets	$2,783.5	$2,770.5

Net sales by business unit were as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Mobile Solutions segment
Off-Road	$91.9	$106.2	$186.6	$209.8
On-Road	33.5	34.5	71.3	70.5
Aftermarket	424.9	381.8	832.4	797.1
Total Mobile Solutions segment	550.3	522.5	1,090.3	1,077.4

Industrial Solutions segment
Industrial Filtration Solutions	224.5	211.8	435.1	407.8
Aerospace and Defense	38.9	34.6	74.5	68.2
Total Industrial Solutions segment	263.4	246.4	509.6	476.0

Life Sciences segment
Total Life Sciences segment	63.0	59.4	123.1	122.2

Total Company	$876.7	$828.3	$1,723.0	$1,675.6
Concentrations
There were no customers that accounted for over 10% of net sales for the three and six months ended January 31, 2024 or 2023. There were no customers that accounted for over 10% of gross accounts receivable as of January 31, 2024 or July 31, 2023.
Note 19. Restructuring and Other Charges
There were no material charges for restructuring or other related activities for the three and six months ended January 31, 2024.
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
During the second quarter of fiscal 2023, the Company recorded additional charges of $9.3 million, consisting of $3.1 million of severance charges, $1.4 million of other organizational redesign costs and $4.8 million of costs mainly associated with the exiting of a lower-margin customer program. Of these amounts, $1.5 million were included in cost of sales and $7.8 million were included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Earnings.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Founded in 1915, Donaldson Company, Inc. is a global leader in technology-led filtration products and solutions, serving a broad range of industries and advanced markets. Donaldson’s diverse, skilled employees at over 150 locations, 75 of which are manufacturing and/or distribution centers, on six continents, partner with customers - from small business owners to the world’s largest original equipment manufacturer (OEM) brands - to solve complex filtration challenges. Customers choose Donaldson’s filtration solutions due to their stringent performance requirements and need for reliability.
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

The Industrial Solutions segment is organized based on product type and consists of the Industrial Air Filtration, Industrial Gasses, Industrial Hydraulics, Power Generation and Aerospace and Defense business units. Within our Industrial Solutions portfolio, the Company provides a wide product offering in the market to industrial customers consisting of equipment, ancillary components, replacement parts, performance monitoring and service globally, that cost-effectively enhances productivity and manufacturing efficiency. Industrial Air Filtration, Industrial Gasses and Industrial Hydraulics products consist of dust, fume and mist collectors, compressed air and industrial gasses purification systems, hydraulic and lubricated rotating filtration applications as well as gas and liquid filtration for industrial processes. Power Generation products consist of air inlet systems and filtration sold to gas compression, power generation and natural gas liquification industries. Aerospace and Defense products consist of air, fuel, lubrication and hydraulic filtration for fixed-wing and rotorcraft aerospace applications and ground defense vehicle and naval platforms. Industrial Solutions businesses sell through multiple channels which include OEMs, distributors and direct-to-consumer in some markets.
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
Consolidated Results of Operations
Three months ended January 31, 2024 compared with three months ended January 31, 2023
Operating Results
Operating results were as follows (in millions, except per share amounts):

	Three Months Ended January 31,
	2024	% of net sales	2023	% of net sales
Net sales	$876.7		$828.3
Cost of sales	568.1	64.8%	543.9	65.7%
Gross profit	308.6	35.2	284.4	34.3
Selling, general and administrative	156.8	17.9	149.6	18.1
Research and development	22.1	2.5	18.5	2.2
Operating expenses	178.9	20.4	168.1	20.3
Operating income	129.7	14.8	116.3	14.0
Interest expense	5.6	0.6	4.6	0.6
Other income, net	(4.9)	(0.5)	(1.6)	(0.2)
Earnings before income taxes	129.0	14.7	113.3	13.7
Income taxes	30.3	3.5	27.3	3.3
Net earnings	$98.7	11.3%	$86.0	10.4%

Net earnings per share (EPS) - diluted	$0.81		$0.70

Geographic Net Sales by Origination
Net sales, generally disaggregated by location where the customer’s order was received, were as follows (in millions):

	Three Months Ended January 31,
	2024	% of net sales	2023	% of net sales
U.S. and Canada	$376.9	43.0%	$346.4	41.8%
Europe, Middle East and Africa (EMEA)	251.6	28.7	252.1	30.4
Asia Pacific (APAC)	151.0	17.2	142.4	17.2
Latin America (LATAM)	97.2	11.1	87.4	10.6
Total Company	$876.7	100.0%	$828.3	100.0%
Net Sales
Net sales for the three months ended January 31, 2024 increased $48.4 million, or 5.8%, from the three months ended January 31, 2023, reflecting higher sales in the Mobile Solutions segment of $27.8 million, or 5.3% growth, the Industrial Solutions segment of $17.0 million, or 6.9%, growth and the Life Sciences segment of $3.6 million, or 6.0% growth. Foreign currency translation increased net sales by $4.8 million compared to the three months ended January 31, 2023, reflecting increases in the Mobile Solutions, Industrial Solutions and Life Sciences segments of $2.7 million, $1.6 million and $0.5 million, respectively. During the three months ended January 31, 2024, the Company’s net sales increase was driven primarily by volume increases and higher pricing.
Gross Margin
Gross margin as a percentage of net sales for the three months ended January 31, 2024 was 35.2% compared with 34.3% for the three months ended January 31, 2023. The increase in gross margin as a percentage of net sales was primarily driven by higher pricing and lower freight and select material costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended January 31, 2024 were $156.8 million, or 17.9% of net sales, compared with $149.6 million, or 18.1% of net sales, for the three months ended January 31, 2023, an increase of $7.2 million, or 4.9%. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to a decrease in severance and other non-recurring costs, partially offset by increased headcount and incremental expenses associated with investments in acquired Life Sciences businesses.
Research and Development Expenses
Research and development expenses for the three months ended January 31, 2024 were $22.1 million, or 2.5% of net sales, compared with $18.5 million, or 2.2% of net sales, for the three months ended January 31, 2023, primarily due to increased headcount.
Non-Operating Items
Interest expense for the three months ended January 31, 2024 was $5.6 million, compared with $4.6 million for the three months ended January 31, 2023, an increase of $1.0 million, or 20.3%. The increase reflected rising variable interest rates.
Other income, net for the three months ended January 31, 2024 was $4.9 million, compared with other income, net of $1.6 million for the three months ended January 31, 2023, an increase of $3.3 million, which was driven primarily by increases in earnings from joint ventures and lower foreign currency losses.
Income Taxes
The effective tax rate was 23.5% and 24.1% for the three months ended January 31, 2024 and 2023, respectively. The decrease in the effective tax rate was primarily due to a favorable shift in the mix of global earnings and increased foreign tax credit benefits.
Net Earnings
Net earnings for the three months ended January 31, 2024 were $98.7 million, compared with $86.0 million for the three months ended January 31, 2023, an increase of $12.7 million, or 14.8%. Diluted EPS were $0.81 for the three months ended January 31, 2024, compared with $0.70 for the three months ended January 31, 2023, an increase of $0.11, or 15.9%.

Six months ended January 31, 2024 compared with six months ended January 31, 2023
Operating Results
Operating results were as follows (in millions, except per share amounts):

	Six Months Ended January 31,
	2024	% of net sales	2023	% of net sales
Net sales	$1,723.0		$1,675.6
Cost of sales	1,113.5	64.6%	1,104.0	65.9%
Gross profit	609.5	35.4	571.6	34.1
Selling, general and administrative	311.8	18.1	298.8	17.8
Research and development	43.4	2.5	37.2	2.2
Operating expenses	355.2	20.6	336.0	20.1
Operating income	254.3	14.8	235.6	14.1
Interest expense	11.1	0.6	9.2	0.5
Other income, net	(8.7)	(0.5)	(3.4)	(0.2)
Earnings before income taxes	251.9	14.6	229.8	13.7
Income taxes	61.1	3.5	56.6	3.4
Net earnings	$190.8	11.1%	$173.2	10.3%

Net EPS - diluted	$1.56		$1.40
Geographic Net Sales by Origination
Net sales, generally disaggregated by location where the customer’s order was received, were as follows (in millions):

	Six Months Ended January 31,
	2024	% of net sales	2023	% of net sales
U.S. and Canada	$758.4	44.0%	$721.7	43.1%
EMEA	485.9	28.2	478.8	28.6
APAC	291.1	16.9	293.0	17.5
LATAM	187.6	10.9	182.1	10.8
Total Company	$1,723.0	100.0%	$1,675.6	100.0%
Net Sales
Net sales for the six months ended January 31, 2024 increased $47.4 million, or 2.8%, from the six months ended January 31, 2023, reflecting higher sales in the Industrial Solutions segment of $33.6 million, or 7.0% growth, the Mobile Solutions segment of $12.9 million, or 1.2% growth, and the Life Sciences segment of $0.9 million, or a 0.8% growth. Foreign currency translation increased net sales by $17.2 million compared to the six months ended January 31, 2023, reflecting increases in the Mobile Solutions, Industrial Solutions and Life Sciences segments of $9.7 million, $5.3 million and $2.2 million, respectively. During the six months ended January 31, 2024, the Company’s net sales increased primarily from higher pricing, volume growth and a positive impact from foreign currency translation.
Gross Margin
Gross margin as a percentage of net sales for the six months ended January 31, 2024 was 35.4% compared with 34.1% for the six months ended January 31, 2023. The increase in gross margin as a percentage of net sales was primarily driven by pricing benefits and lower freight and certain material costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended January 31, 2024 were $311.8 million, or 18.1% of net sales, compared with $298.8 million, or 17.8% of net sales, for the six months ended January 31, 2023, an increase of $13.0 million, or 4.4%. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to increased headcount and incremental expenses associated with investments in acquired Life Sciences businesses.

Research and Development Expenses
Research and development expenses for the six months ended January 31, 2024 were $43.4 million, or 2.5% of net sales, compared with $37.2 million, or 2.2% of net sales, for the six months ended January 31, 2023. The increase in research and development expenses as a percent of revenue was due to higher headcount.
Non-Operating Items
Interest expense for the six months ended January 31, 2024 was $11.1 million, compared with $9.2 million for the six months ended January 31, 2023, an increase of $1.9 million, or 20.5%. The increase reflected rising variable interest rates.
Other income, net for the six months ended January 31, 2024 was $8.7 million, compared with other income, net of $3.4 million for the six months ended January 31, 2023, an increase of $5.3 million, which was driven primarily by increases in earnings from joint ventures and lower foreign currency losses.
Income Taxes
The effective tax rate was 24.2% and 24.7% for the six months ended January 31, 2024 and 2023, respectively. The decrease in the effective tax rate was primarily due to a favorable shift in the mix of global earnings and increased foreign tax credit benefits.
Net Earnings
Net earnings for the six months ended January 31, 2024 were $190.8 million, compared with $173.2 million for the six months ended January 31, 2023, an increase of $17.6 million, or 10.2%. Diluted EPS were $1.56 for the six months ended January 31, 2024, compared with $1.40 for the six months ended January 31, 2023, an increase of $0.16, or 11.4%.
Segment Results of Operations
Net sales and earnings (loss) before income taxes were as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Net sales
Mobile Solutions	$550.3	$522.5	$1,090.3	$1,077.4
Industrial Solutions	263.4	246.4	509.6	476.0
Life Sciences	63.0	59.4	123.1	122.2
Total Company	$876.7	$828.3	$1,723.0	$1,675.6

Earnings (loss) before income taxes
Mobile Solutions	$99.2	$78.6	$191.4	$158.9
Industrial Solutions	47.4	46.3	90.7	83.9
Life Sciences	(5.8)	6.3	(10.0)	17.1
Corporate and unallocated(1)	(11.8)	(17.9)	(20.2)	(30.1)
Total Company	$129.0	$113.3	$251.9	$229.8
(1)Corporate and unallocated includes interest expense and certain corporate expenses determined to be non-allocable to the segments, such as restructuring charges and incentive compensation.

Mobile Solutions Segment
Net sales and earnings before income taxes were as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Off-Road	$91.9	$106.2	$186.6	$209.8
On-Road	33.5	34.5	71.3	70.5
Aftermarket	424.9	381.8	832.4	797.1
Total Mobile Solutions segment	$550.3	$522.5	$1,090.3	$1,077.4

Mobile Solutions segment earnings before income taxes	$99.2	$78.6	$191.4	$158.9
Mobile Solutions segment earnings before income taxes % of net sales	18.0%	15.0%	17.6%	14.7%
Three months ended January 31, 2024 compared with three months ended January 31, 2023
Net sales for the Mobile Solutions segment for the three months ended January 31, 2024 were $550.3 million, compared with $522.5 million for the three months ended January 31, 2023, an increase of $27.8 million, or 5.3%. Excluding a $2.7 million increase from foreign currency translation, net sales for the Mobile Solutions segment increased 4.8%.
Net sales of Aftermarket increased $43.1 million, driven by market share gains, strong end market demand and pricing benefits. Net sales of Off-Road decreased $14.3 million, primarily due to weak agriculture end market conditions.
Earnings before income taxes for the Mobile Solutions segment for the three months ended January 31, 2024 were $99.2 million, or 18.0% of net sales, an increase from 15.0% of net sales for the three months ended January 31, 2023. The increase was driven by favorable product mix, pricing actions and lower freight costs, partially offset by higher labor and overhead costs.
Six months ended January 31, 2024 compared with six months ended January 31, 2023
Net sales for the Mobile Solutions segment for the six months ended January 31, 2024 were $1,090.3 million, compared with $1,077.4 million for the six months ended January 31, 2023, an increase of $12.9 million, or 1.2%. Excluding a $9.7 million increase from foreign currency translation, net sales for the Mobile Solutions segment increased 0.3%. All business units were positively impacted by foreign currency translation.
Net sales of Aftermarket increased $35.3 million driven by market share gains, strong end market demand and pricing benefits. Net sales of Off-Road decreased $23.2 million, primarily due to weaker agriculture end market conditions.
Earnings before income taxes for the Mobile Solutions segment for the six months ended January 31, 2024 were $191.4 million, or 17.6% of net sales, an increase from 14.7% of net sales for the six months ended January 31, 2023. The increase was driven by favorable product mix, pricing actions and lower input costs, partially offset by higher labor and overhead costs.
Industrial Solutions Segment
Net sales and earnings before income taxes were as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Industrial Filtration Solutions (IFS)	$224.5	$211.8	$435.1	$407.8
Aerospace and Defense	38.9	34.6	74.5	68.2
Total Industrial Solutions segment	$263.4	$246.4	$509.6	$476.0

Industrial Solutions segment earnings before income taxes	$47.4	$46.3	$90.7	$83.9
Industrial Solutions segment earnings before income taxes % of net sales	18.0%	18.8%	17.8%	17.6%

Three months ended January 31, 2024 compared with three months ended January 31, 2023
Net sales for the Industrial Solutions segment for the three months ended January 31, 2024 were $263.4 million, compared with $246.4 million for the three months ended January 31, 2023, an increase of $17.0 million, or 6.9%. Excluding a $1.6 million increase from foreign currency translation, net sales for the Industrial Solutions segment increased 6.2%. Both business units were positively impacted by foreign currency translation.
Net sales of IFS increased $12.7 million, reflecting higher sales volume in power generation and industrial dust collection. Net sales of Aerospace and Defense increased by $4.3 million due to ongoing strength in the defense end market.
Earnings before income taxes for the Industrial Solutions segment for the three months ended January 31, 2024 were $47.4 million, or 18.0% of net sales, a decrease from 18.8% of net sales for the three months ended January 31, 2023. The decrease was primarily due to unfavorable product mix, partially offset by the impact from leveraging operating expenses.
Six months ended January 31, 2024 compared with six months ended January 31, 2023
Net sales for the Industrial Solutions segment for the six months ended January 31, 2024 were $509.6 million, compared with $476.0 million for the six months ended January 31, 2023, an increase of $33.6 million, or 7.0%. Excluding a $5.3 million increase from foreign currency translation, net sales for the Industrial Solutions segment increased 5.9%. Both business units were positively impacted by foreign currency translation.
Net sales of IFS increased $27.3 million, reflecting higher sales volume in power generation and industrial dust collection from strong demand in most geographies. Net sales of Aerospace and Defense increased by $6.3 million due to ongoing strength in the defense end market.
Earnings before income taxes for the Industrial Solutions segment for the six months ended January 31, 2024 were $90.7 million, or 17.8% of net sales, an increase from 17.6% of net sales for the six months ended January 31, 2023. The increase was primarily due to the impact from leveraging operating expenses, operational efficiencies and lower freight costs, partially offset by unfavorable product mix.
Life Sciences Segment
Net sales and (losses) earnings before income taxes were as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Life Sciences segment net sales	$63.0	$59.4	$123.1	$122.2
Life Sciences segment (losses) earnings before income taxes	$(5.8)	$6.3	$(10.0)	$17.1
Life Sciences segment (losses) earnings before income taxes % of net sales	(9.2)%	10.6%	(8.1)%	14.0%
Three months ended January 31, 2024 compared with three months ended January 31, 2023
Net sales for the Life Sciences segment for the three months ended January 31, 2024 were $63.0 million, compared with $59.4 million for the three months ended January 31, 2023, an increase of $3.6 million, or 6.0%. Excluding a $0.5 million increase from foreign currency translation, net sales for the Life Sciences segment increased 5.1%. The increase was primarily driven by a recovery in market demand for products in the disk drive business.
Losses before income taxes for the Life Sciences segment for the three months ended January 31, 2024 were $5.8 million, or 9.2% of net sales, a decrease from earnings before income taxes of 10.6% of net sales for the three months ended January 31, 2023. The decrease was driven by the expected impact from investments made to scale up the Company’s recently-acquired businesses.
Six months ended January 31, 2024 compared with six months ended January 31, 2023
Net sales for the Life Sciences segment for the six months ended January 31, 2024 were $123.1 million, compared with $122.2 million for the six months ended January 31, 2023, an increase of $0.9 million, or 0.8%. Excluding a $2.2 million increase from foreign currency translation, net sales for the Life Sciences segment declined 1.0%.
Losses before income taxes for the Life Sciences segment for the six months ended January 31, 2024 were $10.0 million, or 8.1% of net sales, a decrease from earnings before income taxes of 14.0% of net sales for the six months ended January 31, 2023. The decrease was driven by the expected impact from investments made to scale up the Company’s recently-acquired businesses.

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
Cash Flow Summary
Cash flows were as follows (in millions):

	Six Months Ended January 31,
	2024	2023	$ Change
Net cash provided by (used in):
Operating activities	$225.0	$220.5	$4.5
Investing activities	(44.5)	(57.6)	13.1
Financing activities	(171.7)	(176.8)	5.1
Effect of exchange rate changes on cash	(2.1)	—	(2.1)
Increase (decrease) in cash and cash equivalents	$6.7	$(13.9)	$20.6
Operating Activities
Cash provided by operating activities for the six months ended January 31, 2024 was $225.0 million, compared with $220.5 million for the six months ended January 31, 2023, an increase of $4.5 million. The increase in cash provided by operating activities was primarily driven by higher earnings.
Investing Activities
Cash used in investing activities for the six months ended January 31, 2024 was $44.5 million, compared with $57.6 million for the six months ended January 31, 2023, a decrease of $13.1 million. The decrease in cash used was due to the timing of investments of capital in various projects in the current year.
Financing Activities
Cash used in financing activities generally relates to the use of cash for payment of dividends and repurchases of the Company’s common stock, net of borrowing activity and proceeds from the exercise of stock options. Cash used in financing activities for the six months ended January 31, 2024 was $171.7 million, compared with $176.8 million for the six months ended January 31, 2023, a decrease of $5.1 million. The decrease was primarily driven by costs associated with the purchase of treasury stock of $86.6 million in the current year compared to $115.2 million in the prior year, partially offset by a net debt repayment of $37.4 million in the current year compared to $24.7 million in the prior year.
To determine the level of dividend and share repurchases, the Company considers recent and projected performance across key financial metrics, including earnings, cash flow from operations and total debt. Dividends paid for the six months ended January 31, 2024 and 2023 were $60.3 million and $56.2 million, respectively. Share repurchases for the six months ended January 31, 2024 and 2023 were $86.6 million and $115.2 million, respectively.
Capital Resources
Additional sources of liquidity are existing cash and available credit facilities. Cash and cash equivalents as of January 31, 2024 was $193.8 million, compared with $187.1 million as of July 31, 2023. The Company has capacity of $642.2 million available for further borrowing under existing credit facilities as of January 31, 2024, which includes $452.5 million available on the Company’s $500.0 million unsecured revolving credit facility that expires on May 21, 2026.
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

Financial Condition
Short-Term Borrowings and Long-Term Debt
As of January 31, 2024, total debt, including short-term borrowings and long-term debt, represented 30.9% of total capitalization, defined as total debt plus total stockholders’ equity, compared with 33.2% as of July 31, 2023. As of January 31, 2024, the Company was in compliance with its financial covenants.
Long-term debt outstanding was $563.7 million as of January 31, 2024, compared with $621.6 million as of July 31, 2023, a decrease of $57.9 million, primarily due to a repayment on the unsecured revolving credit facility during the six months ended January 31, 2024. As of January 31, 2024, there was $452.5 million available and $40.0 million outstanding on the Company’s $500.0 million unsecured revolving credit facility that expires on May 21, 2026.
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
Accounts receivable, net as of January 31, 2024, was $599.3 million, compared with $599.7 million as of July 31, 2023, a decrease of $0.4 million. Days sales outstanding were 62 days as of January 31, 2024, a decrease from 64 days as of July 31, 2023.
Inventories, net as of January 31, 2024, was $433.4 million, compared with $418.1 million as of July 31, 2023, an increase of $15.3 million. Days inventory on hand were 70 days as of January 31, 2024, an increase from 69 days as of July 31, 2023. Inventory turns were 5.2 times and 5.3 times per year as of January 31, 2024 and July 31, 2023, respectively.
Accounts payable as of January 31, 2024, was $325.8 million, compared with $304.9 million as of July 31, 2023, an increase of $20.9 million. Days payable outstanding were 53 days as of January 31, 2024, an increase from 49 days as of July 31, 2023.
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
During the six months ended January 31, 2024, the U.S. dollar was generally weaker than in the six months ended January 31, 2023 compared with many of the currencies of the foreign countries in which the Company operates. The overall weaker U.S. dollar had a positive impact on the Company’s international net sales and net earnings because the foreign denominated revenues translated into more U.S. dollars in many regions around the world. The estimated impact of foreign currency translation for the six months ended January 31, 2024 resulted in an overall increase in reported net sales of $17.2 million and an increase in reported net earnings of $1.9 million.
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
Foreign Currency Forward Contracts - Cash Flow Hedges and Derivatives Not Designated as Hedging Instruments
The Company buys materials from foreign suppliers. Those transactions can be denominated in those suppliers’ local currency. The Company also sells to customers in foreign countries. Those transactions can be denominated in those customers’ local currency. Both of these transaction types can create volatility in the Company’s financial statements. The Company uses foreign currency forward contracts to manage those exposures and fluctuations. These contracts generally mature in 12 months or less, which is consistent with the forecasts of the related purchases and sales. Certain contracts are designated as cash flow hedges, whereas the remaining contracts, most of which are related to certain intercompany transactions which offset balance sheet exposure, are not designated as hedging instruments. The total notional amount of the foreign currency forward contracts designated as hedges was $53.0 million and $84.9 million as of January 31, 2024 and July 31, 2023, respectively. The total notional amount of the foreign currency forward contracts not designated as hedges was $148.0 million and $147.5 million as of January 31, 2024 and July 31, 2023, respectively.
Net Investment Hedges
The Company uses fixed-to-fixed cross-currency swap agreements to hedge its exposure to adverse foreign currency exchange rate movements for its operations in Europe. The Company has elected the spot method for designating these contracts as net investment hedges.
The total notional amount of net investment hedges was €80 million, or $88.8 million, as of January 31, 2024 and July 31, 2023. The maturity dates range from 2027 to 2029.
Based on the net investment hedges outstanding as of January 31, 2024, a 10% appreciation of the U.S. dollar compared to the Euro would result in a net gain of $7.9 million in the fair value of these contracts.

Interest Rates
The Company’s exposure to market risk for changes in interest rates primarily relates to debt obligations that are at variable rates, as well as the potential increase in the fair value of long-term debt resulting from a potential decrease in interest rates. As of January 31, 2024, the Company’s financial liabilities with exposure to changes in interest rates consisted mainly of $40.0 million outstanding on the Company’s unsecured revolving credit facility, €80.0 million, or $86.7 million, of a variable rate term loan and ¥2.0 billion, or $13.5 million, of variable rate senior notes. As of January 31, 2024, short-term borrowings outstanding consisted of $49.8 million. Assuming a hypothetical 0.5 percentage point increase in short-term interest rates, with all other variables remaining constant, interest expense would have increased approximately $0.5 million in the six months ended January 31, 2024. The Company has no interest rate hedging agreements. Interest rate changes would also affect the fair market value of fixed-rate debt. As of January 31, 2024, the estimated fair values of fixed interest rate long-term debt were $388.0 million compared to the carrying values of $425.0 million. The fair values are estimated by discounting the projected cash flows using the interest rates at which similar amounts of debt could currently be borrowed.
The interest on cash and cash equivalents will vary as short-term yields change. Assuming a hypothetical 0.5 percentage point increase in yields, with all other variables remaining constant, interest income would have increased approximately $0.5 million in the six months ended January 31, 2024.
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
Bankers’ Acceptance Notes
Consistent with common business practice in APAC, the Company has subsidiaries which accept bankers’ acceptance notes from their customers in settlement of certain customer billed accounts receivable. Bankers’ acceptance notes represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers’ acceptance note as of the maturity date. The maturity dates of bankers’ acceptance notes vary, but it is the Company’s policy to only accept bankers’ acceptance notes with maturity dates no more than 180 days from the date of the Company’s receipt of such draft. As of January 31, 2024 and July 31, 2023, the Company owned $14.8 million and $13.2 million, respectively, of these bankers’ acceptance notes and includes them in accounts receivable on the Condensed Consolidated Balance Sheets.
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
Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the three months ended January 31, 2024 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
November 1 - November 30, 2023	400,000	$59.21	400,000	11,940,000
December 1 - December 31, 2023	8,004	61.86	—	11,940,000
January 1 - January 31, 2024	195,497	64.23	150,000	11,790,000
Total	603,501	$60.87	550,000	11,790,000
On November 17, 2023, the Board of Directors authorized the repurchase of up to 12.0 million shares of the Company’s common stock. This repurchase authorization is effective until terminated by the Board of Directors. The Company has remaining authorization to repurchase 11.8 million shares under this plan. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the three months ended January 31, 2024. The “Total Number of Shares Purchased” column of the table above includes 53,501 shares of previously owned shares tendered by option holders in payment of the exercise price of options during the three months ended January 31, 2024. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under stock-based awards to cover the withholding of taxes due as a result of exercising stock options or payment of stock-based awards.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended January 31, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

3-A*	Restated Certificate of Incorporation of Registrant, dated as of September 22, 2023 (Filed as Exhibit 3-A to Form 10-Q Report filed on December 6, 2023)
3-B*	Amended and Restated Bylaws of Registrant, dated as of July 28, 2023 (Filed as Exhibit 3-B to Form 8-K Report filed on July 28, 2023)
10**	Donaldson Company, Inc. 2019 Master Stock Incentive Plan, as amended and restated (filed as Appendix A to definitive proxy statement filed on October 3, 2023)
31-A	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31-B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from the Donaldson Company, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2024, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Stockholders’ Equity and (vi) the Notes to Condensed Consolidated Financial Statements

104	The cover page from the Donaldson Company Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2024, formatted in iXBRL (included as Exhibit 101)

*	Exhibit has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference as an exhibit.
**	Denotes compensatory plan or management contract.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DONALDSON COMPANY, INC.
(Registrant)

Date: March 4, 2024	By:	/s/ Tod E. Carpenter
Tod E. Carpenter Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: March 4, 2024	By:	/s/ Scott J. Robinson
Scott J. Robinson Chief Financial Officer (Principal Financial Officer)

Date: March 4, 2024	By:	/s/ Andrew J. Cebulla
Andrew J. Cebulla Vice President and Corporate Controller (Principal Accounting Officer)