Form 10-Q
period 2024-04-30
DONALDSON Co INC
filed 2024-06-04
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 28, 2024, 120,405,214 shares of the registrant’s common stock, par value $5.00 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Net sales	$927.9	$875.7	$2,650.9	$2,551.3
Cost of sales	597.8	586.9	1,711.3	1,690.8
Gross profit	330.1	288.8	939.6	860.5
Selling, general and administrative	161.7	145.8	473.5	444.7
Research and development	24.8	19.0	68.2	56.2
Operating expenses	186.5	164.8	541.7	500.9
Operating income	143.6	124.0	397.9	359.6
Interest expense	5.0	5.1	16.1	14.3
Other income, net	(5.4)	(2.6)	(14.1)	(6.1)
Earnings before income taxes	144.0	121.5	395.9	351.4
Income taxes	30.5	27.8	91.6	84.5
Net earnings	$113.5	$93.7	$304.3	$266.9

Weighted average shares – basic	120.8	121.6	120.8	122.0
Weighted average shares – diluted	122.9	123.5	122.6	123.7

Net earnings per share – basic	$0.94	$0.77	$2.52	$2.19
Net earnings per share – diluted	$0.92	$0.76	$2.48	$2.16
See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Net earnings	$113.5	$93.7	$304.3	$266.9
Other comprehensive income:
Foreign currency translation (loss) gain	(13.5)	1.2	(30.2)	26.4
Pension liability adjustment, net of deferred taxes of $(0.9), $0.1, $(1.1) and $0.0, respectively	2.7	(0.7)	3.5	(0.2)
Derivatives:
Gain (loss) on hedging derivatives, net of deferred taxes of $0.1, $0.1, $0.1 and $0.0, respectively	0.3	(0.4)	(0.4)	(0.1)
Reclassification of loss (gain) on hedging derivatives to net earnings, net of taxes of $0.1, $(0.2), $0.2 and $0.1, respectively	(0.4)	0.6	(0.5)	—
Total derivatives	(0.1)	0.2	(0.9)	(0.1)
Net other comprehensive (loss) income	(10.9)	0.7	(27.6)	26.1
Comprehensive income	$102.6	$94.4	$276.7	$293.0

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)
(Unaudited)

	April 30, 2024	July 31, 2023
Assets
Current assets:
Cash and cash equivalents	$223.7	$187.1
Accounts receivable, less allowances of $6.3 and $8.3, respectively	638.4	599.7
Inventories, net	444.7	418.1
Prepaid expenses and other current assets	93.9	81.1
Total current assets	1,400.7	1,286.0
Property, plant and equipment, net	642.8	652.9
Goodwill	475.3	481.1
Intangible assets, net	174.6	188.1
Other long-term assets	172.7	162.4
Total assets	$2,866.1	$2,770.5

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$49.4	$34.1
Current maturities of long-term debt	25.0	125.0
Accounts payable	370.0	304.9
Accrued employee compensation and related taxes	123.2	119.4
Deferred revenue	25.8	25.3
Income taxes payable	37.9	32.3
Dividends payable	—	30.4
Other current liabilities	103.9	85.0
Total current liabilities	735.2	756.4
Long-term debt	481.8	496.6
Non-current income taxes payable	42.0	56.5
Deferred income taxes	17.5	32.3
Other long-term liabilities	105.6	108.0
Total liabilities	1,382.1	1,449.8

Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued	758.2	758.2
Additional paid-in capital	23.7	24.8
Retained earnings	2,332.5	2,087.8
Accumulated other comprehensive loss	(200.1)	(172.5)
Treasury stock, 30,978,047 and 30,528,696 shares, respectively, at cost	(1,430.3)	(1,377.6)
Total stockholders’ equity	1,484.0	1,320.7
Total liabilities and stockholders’ equity	$2,866.1	$2,770.5
 See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended April 30,
	2024	2023
Operating Activities
Net earnings	$304.3	$266.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	73.5	67.3
Deferred income taxes	(16.6)	(9.6)
Stock-based compensation expense	18.3	17.1
Other, net	2.0	3.8
Changes in operating assets and liabilities	(15.0)	8.2
Net cash provided by operating activities	366.5	353.7

Investing Activities
Purchases of property, plant and equipment	(65.8)	(92.8)
Acquisitions, net of cash acquired	(2.0)	(62.3)
Net cash used in investing activities	(67.8)	(155.1)

Financing Activities
Proceeds from long-term debt	119.7	80.0
Repayments of long-term debt	(228.8)	(135.0)
Change in short-term borrowings	15.9	23.1
Purchase of treasury stock	(113.8)	(119.3)
Payment of contingent consideration	(1.7)	—
Dividends paid	(90.3)	(84.1)
Exercise of stock options and other	41.5	31.2
Net cash used in financing activities	(257.5)	(204.1)
Effect of exchange rate changes on cash	(4.6)	(1.8)
Increase (decrease) in cash and cash equivalents	36.6	(7.3)
Cash and cash equivalents, beginning of period	187.1	193.3
Cash and cash equivalents, end of period	$223.7	$186.0

Supplemental Cash Flow Information
Income taxes paid	$115.1	$112.7
Interest paid	$17.8	$15.6
Supplemental Disclosure of Non-Cash Operating and Investing Transactions
Accrued property, plant and equipment additions	$12.0	$17.9
Leased assets obtained in exchange for new operating lease liabilities	$16.3	$20.6

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended April 30, 2024 and 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance as of January 31, 2024	$758.2	$24.0	$2,219.0	$(189.2)	$(1,436.2)	$1,375.8
Net earnings			113.5			113.5
Other comprehensive loss				(10.9)		(10.9)
Treasury stock acquired					(26.9)	(26.9)
Dividends declared ($0.00 per share)			0.1			0.1
Stock compensation and other activity		(0.3)	(0.1)		32.8	32.4
Balance as of April 30, 2024	$758.2	$23.7	$2,332.5	$(200.1)	$(1,430.3)	$1,484.0

Balance as of January 31, 2023	$758.2	$20.2	$1,962.8	$(180.2)	$(1,366.8)	$1,194.2
Net earnings			93.7			93.7
Other comprehensive income				0.7		0.7
Treasury stock acquired					(4.1)	(4.1)
Dividends declared ($0.00 per share)			0.1			0.1
Stock compensation and other activity		1.8	(0.1)		12.4	14.1
Balance as of April 30, 2023	$758.2	$22.0	$2,056.5	$(179.5)	$(1,358.5)	$1,298.7

	Nine Months Ended April 30, 2024 and 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance as of July 31, 2023	$758.2	$24.8	$2,087.8	$(172.5)	$(1,377.6)	$1,320.7
Net earnings			304.3			304.3
Other comprehensive loss				(27.6)		(27.6)
Treasury stock acquired					(114.0)	(114.0)
Dividends declared ($0.50 per share)			(60.0)			(60.0)
Stock compensation and other activity		(1.1)	0.4		61.3	60.6
Balance as of April 30, 2024	$758.2	$23.7	$2,332.5	$(200.1)	$(1,430.3)	$1,484.0

Balance as of July 31, 2022	$758.2	$17.0	$1,845.7	$(205.6)	$(1,282.1)	$1,133.2
Net earnings			266.9			266.9
Other comprehensive income				26.1		26.1
Treasury stock acquired					(119.3)	(119.3)
Dividends declared ($0.46 per share)			(55.8)			(55.8)
Stock compensation and other activity		5.0	(0.3)		42.9	47.6
Balance as of April 30, 2023	$758.2	$22.0	$2,056.5	$(179.5)	$(1,358.5)	$1,298.7

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Donaldson Company, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of earnings, comprehensive income, financial position, cash flows and changes in stockholders’ equity have been included and are of a normal recurring nature. Operating results for the three and nine months ended April 30, 2024 are not necessarily indicative of the results that may be expected for future periods. The year-end Condensed Consolidated Balance Sheet information was derived from the Company’s Audited Consolidated Financial Statements but does not include all disclosures required by GAAP. For further information, refer to the Audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2023.
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
In November 2023, FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), “Improvements to Reportable Segment Disclosures,” which improves the segment disclosures to include reportable segment’s expenses. The guidance is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. This ASU is applicable to annual reporting for the Company’s fiscal 2025 and interim reporting for the first quarter of the Company’s fiscal 2026. The Company does not expect adoption of this standard will have a material impact on the related disclosures within its financial statements.
In October 2023, FASB issued ASU No. 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative," which modifies the disclosure or presentation requirements of various FASB topics in the Codification. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-K becomes effective, with early adoption prohibited. The Company is in the process of evaluating the impact of the ASU on its related disclosures.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820), “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair values; it also requires additional disclosures, including the nature and remaining duration of such restrictions. The guidance is effective for fiscal years beginning after December 15, 2023, with early application permitted. This ASU is applicable to the Company’s fiscal year beginning in the first quarter of fiscal 2025. The Company does not expect adoption of this standard will have a material impact on its financial statements.
Note 2. Acquisitions and Equity Method Investments
Acquisitions
Univercells Technologies (UTEC)
In the fourth quarter of fiscal 2023, the Company acquired UTEC, headquartered in Nivelles, Belgium, for cash consideration of €134.6 million, or $147.2 million, net of cash acquired. UTEC is a global producer of innovative biomanufacturing solutions for cell and gene therapy research, development and commercial manufacturing. UTEC is reported within the Company’s Life Sciences segment. The Company assigned the fair values to the net assets acquired resulting in $95.8 million for goodwill and $52.5 million for intangible assets, the amortization of which is not deductible for tax purposes. The valuation resulted in a deferred tax liability of $13.1 million and a deferred tax asset of $7.0 million. Net working capital was a net liability of $0.9 million, and there were $6.6 million of other non-current assets and $0.7 million of other non-current liabilities. Purchase accounting was finalized in the third quarter of fiscal 2024. Net sales of UTEC were immaterial to the Consolidated Statements of Earnings for the three and nine months ended April 30, 2024.
Isolere Bio, Inc. (Isolere)
In the third quarter of fiscal 2023, the Company acquired Isolere, headquartered in Durham, North Carolina, for cash consideration of $62.4 million, net of cash acquired. Isolere develops reagents and accompanying filtration processes used for the purification and streamlined manufacturing of biopharmaceuticals. Isolere is reported within the Company’s Life Sciences segment. The Company assigned the fair values to the net assets acquired resulting in $28.2 million for goodwill and $44.5 million for intangible assets, the amortization of which is not deductible for tax purposes, resulting in a deferred tax liability of $10.9 million. Net working capital was a net liability of $0.4 million, and there were $1.2 million of other non-current assets and $0.2 million other non-current liabilities. Purchase accounting was finalized in the first quarter of fiscal 2024. Net sales of Isolere were immaterial to the Condensed Consolidated Statements of Earnings for the three and nine months ended April 30, 2024.
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
There have been no material acquisitions in fiscal 2024.

Equity Method Investments
During the third quarter of fiscal 2024, the Company announced it has entered into a definitive agreement allowing the Company to purchase a 49% stake in Medica S.p.A. (Medica). Medica is a leader in hollow fiber membrane filtration technology for medical applications and water purification. Headquartered in Medolla, Italy, the Company has over 700 employees globally and generated €80 million of revenue in calendar 2023. The transaction is subject, among other things, to the acceptance of the tender offer on the ordinary shares of Medica, which was formally announced to the market on April 29, 2024. Upon acceptance of the tender offer, Donaldson would acquire a 49% stake of Medica with the option to acquire the remaining 51% stake in the future.

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
Revenue Disaggregation
Net sales, generally disaggregated by location where the customer’s order was placed, were as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
U.S. and Canada	$417.0	$377.3	$1,175.5	$1,099.0
Europe, Middle East and Africa (EMEA)	261.2	255.6	747.1	734.5
Asia Pacific (APAC)	150.6	160.8	441.6	453.8
Latin America (LATAM)	99.1	82.0	286.7	264.0
Total net sales	$927.9	$875.7	$2,650.9	$2,551.3
See Note 18 for net sales disaggregated by segment and business unit.
Contract Assets and Liabilities
The satisfaction of performance obligations and the resulting recognition of revenue typically correspond with billing of the customer. In limited circumstances, the customer may be billed at a time later than when revenue is recognized, resulting in contract assets, which are reported in other current assets on the Condensed Consolidated Balance Sheets. Contract assets were $14.8 million and $13.3 million as of April 30, 2024 and July 31, 2023, respectively. In other limited circumstances, the customer may make a payment at a time earlier than when revenue is recognized and prior to the satisfaction of performance obligations, resulting in contract liabilities, which are reported in deferred revenue on the Condensed Consolidated Balance Sheets. Contract liabilities were $25.8 million and $25.3 million as of April 30, 2024 and July 31, 2023, respectively.
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
Note 4. Inventories, Net
The components of inventories, net were as follows (in millions):

	April 30, 2024	July 31, 2023
Raw materials	$161.5	$155.1
Work in process	62.8	50.9
Finished products	220.4	212.1
Total inventories, net	$444.7	$418.1

Note 5. Property, Plant and Equipment, Net
The components of property, plant and equipment, net were as follows (in millions):

	April 30, 2024	July 31, 2023
Land	$29.1	$29.3
Buildings	445.4	430.8
Machinery and equipment	962.8	989.0
Computer software	142.9	142.0
Construction in progress	138.9	107.7
Less accumulated depreciation	(1,076.3)	(1,045.9)
Total property, plant and equipment, net	$642.8	$652.9
Note 6. Goodwill and Intangible Assets
Goodwill
The Company allocates goodwill to reporting units within its Mobile Solutions, Industrial Solutions and Life Sciences segments. There were no dispositions or impairment charges recorded during the three and nine months ended April 30, 2024 and 2023. Goodwill is assessed for impairment annually during the third quarter of the fiscal year, or more frequently if events or changes in circumstances indicate the asset may be impaired. The Company performed its annual impairment assessment during the third quarter of fiscal 2024 and did not record any impairment as a result of this assessment.
Goodwill by reportable segment was as follows (in millions):

	Mobile Solutions Segment	Industrial Solutions Segment	Life Sciences Segment	Total
Balance as of July 31, 2023	$25.5	$289.1	$166.5	$481.1
Goodwill acquired	—	2.3	—	2.3
Purchase price adjustments	—	—	(1.1)	(1.1)
Foreign currency translation	(0.1)	(3.4)	(3.5)	(7.0)
Balance as of April 30, 2024	$25.4	$288.0	$161.9	$475.3
Intangible Assets
There was a foreign currency translation loss of $0.9 million and $2.6 million for the three and nine months ended April 30, 2024, respectively, and gain of $0.8 million and $2.5 million for the three and nine months ended April 30, 2023, respectively.

Intangible asset classes were as follows (in millions):

	April 30, 2024
	Weighted Amortizable Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	10.1	$106.8	$(68.7)	$38.1
Patents	18.2	33.4	(7.4)	26.0
Trademarks	8.4	15.8	(4.9)	10.9
Technology	16.6	115.0	(17.7)	97.3
Non-compete agreements	2.6	3.9	(1.6)	2.3
Total intangible assets		$274.9	$(100.3)	$174.6

	July 31, 2023
	Weighted Amortizable Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	10.8	$107.8	$(65.6)	$42.2
Patents	18.9	33.4	(6.3)	27.1
Trademarks	9.0	15.9	(3.9)	12.0
Technology	17.2	116.3	(12.9)	103.4
Non-compete agreements	3.1	4.0	(0.6)	3.4
Total intangible assets		$277.4	$(89.3)	$188.1
Intangible asset amortization expense was $3.9 million and $11.7 million for the three and nine months ended April 30, 2024, respectively, and was $2.9 million and $8.0 million for the three and nine months ended April 30, 2023, respectively. Amortization expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings.
Note 7. Long-Term Debt
As of April 30, 2024, there was $382.5 million available and $110.0 million outstanding on the Company’s $500.0 million unsecured revolving credit facility that expires on May 21, 2026.
Certain debt agreements contain financial covenants related to interest coverage and leverage ratios, as well as other non-financial covenants. As of April 30, 2024, the Company was in compliance with all such covenants.
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
As of April 30, 2024, gross unrecognized tax benefits were $17.3 million and accrued interest and penalties on these unrecognized tax benefits were $2.6 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income taxes in the Condensed Consolidated Statements of Earnings. The Company estimates within the next 12 months it is reasonably possible its uncertain tax positions could decrease by as much as $4.0 million due to lapses in statutes of limitation. The statutes of limitation periods for the Company’s various tax jurisdictions range from two years to 10 years.
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
Basic and diluted net EPS calculations were as follows (in millions, except per share amounts):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Net earnings	$113.5	$93.7	$304.3	$266.9

Weighted average common shares outstanding
Weighted average common shares – basic	120.8	121.6	120.8	122.0
Dilutive impact of stock-based awards	2.1	1.9	1.8	1.7
Weighted average common shares – diluted	122.9	123.5	122.6	123.7

Net EPS – basic	$0.94	$0.77	$2.52	$2.19
Net EPS – diluted	$0.92	$0.76	$2.48	$2.16
Impact of potentially anti-dilutive stock options excluded from net EPS calculation	—	—	—	1.5
Note 10. Stockholders’ Equity
Share Repurchases
In November 2023, the Board of Directors authorized the repurchase of up to 12.0 million shares of common stock under the Company’s stock repurchase plan, replacing the Company’s previous stock repurchase plan dated May 31, 2019. This repurchase authorization is effective until terminated by the Board of Directors. During the nine months ended April 30, 2024, the Company repurchased 1.8 million shares for $114.0 million. During the nine months ended April 30, 2023, the Company repurchased 2.1 million shares for $119.3 million. As of April 30, 2024, the Company had remaining authorization to repurchase 11.4 million shares under the November 2023 stock repurchase plan.
Dividends
Dividends paid were 25.0 cents and 75.0 cents per common share for the three and nine months ended April 30, 2024 and were 23.0 cents and 69.0 cents per common share for the three and nine months ended April 30, 2023, respectively.
On May 31, 2024, the Company’s Board of Directors declared a cash dividend in the amount of 27.0 cents per common share, payable June 28, 2024, to shareholders of record as of June 17, 2024.

Note 11. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three months ended April 30, 2024 and 2023 were as follows (in millions):

	Foreign Currency Translation Adjustment	Pension Benefits		Derivative Financial Instruments		Total
Balance as of January 31, 2024, net of tax	$(126.3)	$(66.4)		$3.5		$(189.2)
Other comprehensive (loss) income before reclassifications and tax	(13.5)	—	(1)	0.2		(13.3)
Tax benefit	—	—		0.1		0.1
Other comprehensive (loss) income before reclassifications, net of tax	(13.5)	—		0.3		(13.2)

Reclassifications, before tax	—	3.6	(2)	(0.5)		3.1
Tax (expense) benefit	—	(0.9)		0.1		(0.8)
Reclassifications, net of tax	—	2.7		(0.4)	(3)	2.3
Other comprehensive (loss) income, net of tax	(13.5)	2.7		(0.1)		(10.9)
Balance as of April 30, 2024, net of tax	$(139.8)	$(63.7)		$3.4		$(200.1)

Balance as of January 31, 2023, net of tax	$(118.4)	$(67.0)		$5.2		$(180.2)
Other comprehensive income (loss) before reclassifications and tax	1.2	(4.4)	(1)	(0.5)		(3.7)
Tax benefit	—	1.0		0.1		1.1
Other comprehensive income (loss) before reclassifications, net of tax	1.2	(3.4)		(0.4)		(2.6)

Reclassifications, before tax	—	3.6	(2)	0.8		4.4
Tax expense	—	(0.9)		(0.2)		(1.1)
Reclassifications, net of tax	—	2.7		0.6	(3)	3.3
Other comprehensive income (loss), net of tax	1.2	(0.7)		0.2		0.7
Balance as of April 30, 2023, net of tax	$(117.2)	$(67.7)		$5.4		$(179.5)
(1)In fiscal 2024 and 2023, pension settlement accounting was triggered. Remeasurements of the Company’s pension obligations resulted in an increase of $0.0 million and $4.4 million in fiscal 2024 and 2023, respectively, to accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets, see Note 13.
(2)Amounts include foreign currency translation loss of $0.1 million and gain of $0.3 million, net amortization of prior service costs and actuarial losses of $0.4 million and $0.6 million and reclassifications due to settlement charges of $3.1 million and $3.3 million in fiscal 2024 and 2023, respectively, included in other income, net in the Condensed Consolidated Statements of Earnings, see Note 13.
(3)Relates to designated foreign currency forward contracts that were reclassified from accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets to net sales, cost of sales and selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings, see Note 14.

Changes in accumulated other comprehensive loss for the nine months ended April 30, 2024 and 2023 were as follows (in millions):

	Foreign Currency Translation Adjustment	Pension Benefits		Derivative Financial Instruments		Total
Balance as of July 31, 2023, net of tax	$(109.6)	$(67.2)		$4.3		$(172.5)
Other comprehensive loss before reclassifications and tax	(30.2)	—	(1)	(0.5)		(30.7)
Tax benefit	—	—		0.1		0.1
Other comprehensive loss before reclassifications, net of tax	(30.2)	—		(0.4)		(30.6)

Reclassifications, before tax	—	4.6	(2)	(0.7)		3.9
Tax (expense) benefit	—	(1.1)		0.2		(0.9)
Reclassifications, net of tax	—	3.5		(0.5)	(3)	3.0
Other comprehensive (loss) income, net of tax	(30.2)	3.5		(0.9)		(27.6)
Balance at April 30, 2024, net of tax	$(139.8)	$(63.7)		$3.4		$(200.1)

Balance as of July 31, 2022, net of tax	$(143.6)	$(67.5)		$5.5		$(205.6)
Other comprehensive income (loss) before reclassifications and tax	26.4	(4.4)	(1)	(0.1)		21.9
Tax benefit	—	1.0		—		1.0
Other comprehensive income (loss) before reclassifications, net of tax	26.4	(3.4)		(0.1)		22.9

Reclassifications, before tax	—	4.2	(2)	(0.1)		4.1
Tax (expense) benefit	—	(1.0)		0.1		(0.9)
Reclassifications, net of tax	—	3.2		—	(3)	3.2
Other comprehensive income (loss), net of tax	26.4	(0.2)		(0.1)		26.1
Balance at April 30, 2023, net of tax	$(117.2)	$(67.7)		$5.4		$(179.5)
(1)In fiscal 2024 and 2023, pension settlement accounting was triggered. Remeasurements of the Company’s pension obligations resulted in an increase of $0.0 million and $4.4 million in fiscal 2024 and 2023, respectively, to accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets, see Note 13.
(2)Amounts include foreign currency translation loss of $0.3 million and gain of $0.8 million, net amortization of prior service costs and actuarial losses of $1.2 million and $1.7 million and reclassifications due to settlement charges of $3.1 million and $3.3 million in fiscal 2024 and 2023, respectively, included in other income, net in the Condensed Consolidated Statements of Earnings, see Note 13.
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
Pretax stock-based compensation expense associated with options was $1.8 million and $12.3 million for the three and nine months ended April 30, 2024, respectively, and was $1.5 million and $10.8 million for the three and nine months ended April 30, 2023, respectively.

Fair value is calculated using the Black-Scholes option pricing model. The weighted average fair value for options granted was $18.99 and $15.67 per share during the nine months ended April 30, 2024 and 2023, respectively.
Option activity was as follows:

	Options	Weighted Average Exercise Price
Balance outstanding as of July 31, 2023	6,777,407	$47.80
Granted	808,174	59.93
Exercised	(1,261,783)	42.19
Expired/forfeited	(42,270)	53.16
Balance outstanding as of April 30, 2024	6,281,528	$50.45
Performance-Based Awards
Performance-based awards are payable in common stock and are based on a formula that measures Company performance over a three-year period. These awards are settled after three years with payouts ranging from 0% to 200% of the target award depending on achievement.
Pretax performance-based awards expense was $1.4 million and $4.5 million for the three and nine months ended April 30, 2024, respectively, and was $1.5 million and $5.0 million for the three and nine months ended April 30, 2023, respectively.
Performance-based awards for non-vested activity were as follows:

	Performance Shares	Weighted Average Grant Date Fair Value
Balance outstanding as of July 31, 2023	194,761	$54.46
Granted	114,800	59.66
Vested	—	—
Forfeited	—	—
Balance outstanding as of April 30, 2024	309,561	$56.39
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
Net periodic pension costs for the Company’s pension plans were as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Service cost	$1.2	$1.6	$3.6	$4.8
Interest cost	5.1	4.2	15.3	12.6
Expected return on assets	(6.4)	(6.4)	(19.3)	(19.1)
Prior service cost amortization	—	0.1	0.1	0.2
Actuarial loss amortization	0.4	0.5	1.1	1.6
Settlement charge	3.1	3.3	3.1	3.3
Net periodic pension costs	$3.4	$3.3	$3.9	$3.4
In the third quarter of fiscal 2024, the Company recorded a pension settlement charge of $3.1 million as a result of lump sum distributions exceeding the service and interest cost components of the annual net periodic pension cost. The corresponding remeasurement did not result in a change to the Company’s pension asset, and therefore did not result in an adjustment to other comprehensive loss in the Condensed Consolidated Statements of Comprehensive Income. See Note 11.

In the third quarter of fiscal 2023, the Company recorded pension settlement charges of $3.3 million as a result of lump sum distributions exceeding the service and interest cost components of the annual net periodic pension cost. The corresponding remeasurements resulted in a decrease in the Company’s pension assets and a corresponding adjustment to other comprehensive loss in the Consolidated Statements of Comprehensive Income of $4.4 million. See Note 11.
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
Contract provisions may require the posting of collateral or settlement of the contracts for various reasons, including if the Company’s credit ratings are downgraded below its investment grade credit rating by any of the major credit agencies, or for cross default contractual provisions, if there is a failure under other financing arrangements related to payment terms or covenants. As of April 30, 2024 and July 31, 2023, no collateral was posted.
The Company does not enter into derivative instrument agreements for trading or speculative purposes. For discussion on the fair value of the Company’s derivatives, see Note 15.
Foreign Currency Forward Contracts - Cash Flow Hedges and Derivatives Not Designated as Hedging Instruments
The Company buys materials from foreign suppliers. Those transactions can be denominated in those suppliers’ local currency. The Company also sells to customers in foreign countries. Those transactions can be denominated in those customers’ local currency. Both of these transaction types can create volatility in the Company’s financial statements. The Company uses foreign currency forward contracts to manage those exposures and fluctuations. These contracts generally mature in 12 months or less, which is consistent with the forecasts of the related purchases and sales. Certain contracts are designated as cash flow hedges, whereas the remaining contracts, most of which are related to certain intercompany transactions which offset balance sheet exposure, are not designated as hedging instruments. The total notional amount of the foreign currency forward contracts designated as hedges was $25.8 million and $84.9 million as of April 30, 2024 and July 31, 2023, respectively. The total notional amount of the foreign currency forward contracts not designated as hedges was $141.9 million and $147.5 million as of April 30, 2024 and July 31, 2023, respectively.
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
The total notional amount of net investment hedges was €80 million, or $88.8 million, as of April 30, 2024 and July 31, 2023. The maturity dates range from 2027 to 2029.
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
Short-Term Financial Instruments
As of April 30, 2024 and July 31, 2023, the carrying values of cash and cash equivalents, accounts receivable, short-term borrowings and accounts payable approximate fair value because of the short-term nature of these instruments. Short-term financial instruments are classified as Level 1 in the fair value hierarchy.
Long-Term Debt
As of April 30, 2024, the estimated fair values of fixed interest rate long-term debt were $255.7 million compared to the carrying values of $300.0 million, inclusive of a current portion with a fair value of $24.3 million and carrying value of $25.0 million. As of July 31, 2023, the estimated fair values of fixed interest rate long-term debt were $378.9 million compared to the carrying values of $425.0 million. The fair values are estimated by discounting the projected cash flows using the interest rates at which similar amounts of debt could currently be borrowed. The carrying values of total variable interest rate long-term debt were $208.5 million and $198.4 million as of April 30, 2024 and July 31, 2023, respectively, and approximate their fair values. Long-term debt is classified as Level 2 in the fair value hierarchy.
Equity Method Investments
The Company holds equity method investments in its joint ventures, which are included in other long-term assets on the Condensed Consolidated Balance Sheets. The aggregate carrying amount of these investments was $25.9 million and $24.4 million as of April 30, 2024 and July 31, 2023, respectively. These equity method investments are measured at fair value on a non-recurring basis. The fair value of the Company’s equity method investments has not been adjusted for the three or nine months ended April 30, 2024 or 2023 as there have been no triggering events or changes in circumstance that would have had an adverse impact on the value of these investments. In the event these investments are required to be measured, they would fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value, as the investments are in privately-held entities.
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

Fair Value of Derivatives Contracts
The fair value of the Company’s derivative contracts, recorded on the Condensed Consolidated Balance Sheets, was as follows (in millions):

		Assets		Liabilities
	Balance Sheet Location	April 30, 2024	July 31, 2023	April 30, 2024	July 31, 2023
Designated as hedging instruments
Foreign currency forward contracts	Other current assets and other current liabilities	$0.5	$0.6	$1.0	$0.1
Net investment hedges	Other current assets and other long-term assets	3.7	3.6	—	—
Total designated		4.2	4.2	1.0	0.1

Not designated as hedging instruments
Foreign currency forward contracts	Other current assets and other current liabilities	0.6	0.7	0.1	1.4
Total not designated		0.6	0.7	0.1	1.4
Total		$4.8	$4.9	$1.1	$1.5
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
The fair value of the Company’s contingent consideration liability that uses unobservable inputs was $25.2 million as of April 30, 2024 and $25.0 million as of July 31, 2023. The maximum potential payout of the contingent consideration was $29.7 million as of April 30, 2024 and $30.7 million as of July 31, 2023, see Note 17.
Note 16. Guarantees
Letters of Credit
The Company has letters of credit which guarantee payment to third parties in the event the Company is in breach of contract terms as detailed in each letter of credit. The outstanding contingent liability for standby letters of credit was as follows (in millions):

	April 30, 2024	July 31, 2023
Contingent liability for standby letters of credit issued under the Company’s revolving credit facility	$7.5	$7.5
Amounts drawn for letters of credit under the Company’s revolving credit facility	$—	$—
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

The outstanding debt relating to AFSI, which the Company guarantees half, was $49.7 million and $59.6 million as of April 30, 2024 and July 31, 2023, respectively. AFSI has a $63.0 million revolving credit facility, which expires July 31, 2024, and an additional $17.0 million multi-currency revolving credit facility, which terminates upon notification by either AFSI or the financial institution.
Earnings from AFSI, which are recorded in other income, net in the Condensed Consolidated Statements of Earnings, were $4.3 million and $8.5 million for the three and nine months ended April 30, 2024, respectively, and were $4.0 million and $5.8 million for the three and nine months ended April 30, 2023, respectively.
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
The total contingent compensation arrangement liability was $2.0 million and $1.1 million as of April 30, 2024 and July 31, 2023, respectively, which was included in other long-term liabilities on the Condensed Consolidated Balance Sheets. The maximum payout of the contingent compensation arrangement upon completion of the future performance periods was $3.0 million as of April 30, 2024 and July 31, 2023, inclusive of the $2.0 million and $1.1 million accrued, respectively.
The Company primarily determines the contingent consideration liability based on the forecasted probability of achieving the respective milestones. The contingent consideration liability is measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. The total contingent consideration liability was $22.5 million and $23.2 million as of April 30, 2024 and July 31, 2023, respectively, and was included in other current and other long-term liabilities on the Condensed Consolidated Balance Sheets. The maximum payout of the contingent consideration was $27.0 million and $29.0 million, inclusive of the accruals of $22.5 million and $23.2 million, as of April 30, 2024 and July 31, 2023, respectively. The total contingent consideration paid was $2.0 million as of April 30, 2024.
Other Acquisition Agreements
For other acquisitions, there was no contingent compensation arrangement liability as of April 30, 2024, as the contingent compensation agreement was terminated. The total contingent compensation arrangement liability was $0.9 million as of July 31, 2023, which was included in other long-term liabilities on the Condensed Consolidated Balance Sheets.
The total contingent consideration liability was $2.7 million as of April 30, 2024 and was included in other current and other long-term liabilities on the Condensed Consolidated Balance Sheets. The total contingent consideration liability was $1.7 million as of July 31, 2023 and was included in other long-term liabilities on the Condensed Consolidated Balance Sheets. The maximum payout of the contingent consideration was $2.7 million and $1.7 million, as of April 30, 2024 and July 31, 2023 respectively.
For additional discussion regarding the fair value of the Company’s contingent consideration liability, see Note 15.
Note 18. Segment Reporting
The Company’s reportable segments are: Mobile Solutions, Industrial Solutions and Life Sciences. The organizational structure also includes Corporate and Unallocated, which includes interest expense and certain corporate expenses determined to be non-allocable to the segments, such as restructuring charges and business development expenses. The Company determines its operating segments consistent with the manner in which it manages its operations and evaluates performance for internal review and decision-making. For the three and nine months ended April 30, 2023, Corporate and Unallocated also included non-recurring charges of $0.0 million and $16.9 million, see Note 19.

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
Segment details were as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Net sales
Mobile Solutions	$585.2	$555.0	$1,675.5	$1,632.3
Industrial Solutions	269.1	261.5	778.7	737.6
Life Sciences	73.6	59.2	196.7	181.4
Total Company	$927.9	$875.7	$2,650.9	$2,551.3

Earnings (loss) before income taxes
Mobile Solutions	$107.9	$83.4	$299.3	$242.3
Industrial Solutions	50.3	49.1	141.0	133.0
Life Sciences	0.5	0.2	(9.5)	17.3
Corporate and unallocated	(14.7)	(11.2)	(34.9)	(41.2)
Total Company	$144.0	$121.5	$395.9	$351.4
Assets by segment were as follows (in millions):

	April 30, 2024	July 31, 2023
Mobile Solutions	$1,314.2	$1,243.8
Industrial Solutions	811.1	788.1
Life Sciences	508.0	513.8
Corporate and unallocated	232.8	224.8
Total assets	$2,866.1	$2,770.5

Net sales by business unit were as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Mobile Solutions segment
Off-Road	$104.2	$115.6	$290.9	$325.3
On-Road	35.7	38.0	106.9	108.5
Aftermarket	445.3	401.4	1,277.7	1,198.5
Total Mobile Solutions segment	585.2	555.0	1,675.5	1,632.3

Industrial Solutions segment
Industrial Filtration Solutions	228.6	223.3	663.7	631.1
Aerospace and Defense	40.5	38.2	115.0	106.5
Total Industrial Solutions segment	269.1	261.5	778.7	737.6

Life Sciences segment
Total Life Sciences segment	73.6	59.2	196.7	181.4

Total Company	$927.9	$875.7	$2,650.9	$2,551.3
Concentrations
There were no customers that accounted for over 10% of net sales for the three and nine months ended April 30, 2024 or 2023. There were no customers that accounted for over 10% of gross accounts receivable as of April 30, 2024 or July 31, 2023.
Note 19. Restructuring and Other Charges
There were no material charges for restructuring or other related activities for the three and nine months ended April 30, 2024.
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
Consolidated Results of Operations
Three months ended April 30, 2024 compared with three months ended April 30, 2023
Operating Results
Operating results were as follows (in millions, except per share amounts):

	Three Months Ended April 30,
	2024	% of net sales	2023	% of net sales
Net sales	$927.9		$875.7
Cost of sales	597.8	64.4%	586.9	67.0%
Gross profit	330.1	35.6	288.8	33.0
Selling, general and administrative	161.7	17.4	145.8	16.7
Research and development	24.8	2.7	19.0	2.2
Operating expenses	186.5	20.1	164.8	18.8
Operating income	143.6	15.5	124.0	14.2
Interest expense	5.0	0.5	5.1	0.6
Other income, net	(5.4)	(0.6)	(2.6)	(0.3)
Earnings before income taxes	144.0	15.5	121.5	13.9
Income taxes	30.5	3.3	27.8	3.2
Net earnings	$113.5	12.2%	$93.7	10.7%

Net earnings per share (EPS) - diluted	$0.92		$0.76

Geographic Net Sales by Origination
Net sales, generally disaggregated by location where the customer’s order was received, were as follows (in millions):

	Three Months Ended April 30,
	2024	% of net sales	2023	% of net sales
U.S. and Canada	$417.0	44.9%	$377.3	43.1%
Europe, Middle East and Africa (EMEA)	261.2	28.1	255.6	29.2
Asia Pacific (APAC)	150.6	16.2	160.8	18.4
Latin America (LATAM)	99.1	10.8	82.0	9.3
Total Company	$927.9	100.0%	$875.7	100.0%
Net Sales
Net sales for the three months ended April 30, 2024 increased $52.2 million, or 6.0%, from the three months ended April 30, 2023, reflecting higher sales in the Mobile Solutions segment of $30.2 million, or 5.5% growth, the Life Sciences segment of $14.4 million, or 24.2% growth and the Industrial Solutions segment of $7.6 million, or 2.9% growth. Foreign currency translation decreased net sales by $7.1 million compared to the three months ended April 30, 2023, reflecting decreases in the Mobile Solutions, Industrial Solutions and Life Sciences segments of $4.6 million, $1.1 million and $1.4 million, respectively. During the three months ended April 30, 2024, the Company’s net sales increase was driven primarily by volume increases due to strong underlying market growth and higher pricing.
Gross Margin
Gross margin as a percentage of net sales for the three months ended April 30, 2024 was 35.6% compared with 33.0% for the three months ended April 30, 2023. The increase in gross margin as a percentage of net sales was primarily driven by leverage on higher sales, pricing actions and input cost deflation.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended April 30, 2024 were $161.7 million, or 17.4% of net sales, compared with $145.8 million, or 16.7% of net sales, for the three months ended April 30, 2023, an increase of $15.9 million, or 10.9%. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to increased headcount and incremental expenses associated with investments in acquired Life Sciences businesses.
Research and Development Expenses
Research and development expenses for the three months ended April 30, 2024 were $24.8 million, or 2.7% of net sales, compared with $19.0 million, or 2.2% of net sales, for the three months ended April 30, 2023, primarily due to increased headcount and incremental expenses associated with investments in acquired Life Sciences businesses.
Non-Operating Items
Interest expense for the three months ended April 30, 2024 was $5.0 million, compared with $5.1 million for the three months ended April 30, 2023, a decrease of $0.1 million, or 2.1%, which was primarily due to lower debt levels, offset by rising variable interest rates.
Other income, net for the three months ended April 30, 2024 was $5.4 million, compared with other income, net of $2.6 million for the three months ended April 30, 2023, an increase of $2.8 million, which was driven primarily by foreign currency related gains in the current period compared to foreign currency related losses in the prior year.
Income Taxes
The effective tax rate was 21.2% and 22.9% for the three months ended April 30, 2024 and 2023, respectively. The lower effective tax rate was primarily due to an increase in excess tax benefits on stock-based compensation.
Net Earnings
Net earnings for the three months ended April 30, 2024 were $113.5 million, compared with $93.7 million for the three months ended April 30, 2023, an increase of $19.8 million, or 21.1%. Diluted EPS were $0.92 for the three months ended April 30, 2024, compared with $0.76 for the three months ended April 30, 2023, an increase of $0.16, or 21.7%.

Nine months ended April 30, 2024 compared with nine months ended April 30, 2023
Operating Results
Operating results were as follows (in millions, except per share amounts):

	Nine Months Ended April 30,
	2024	% of net sales	2023	% of net sales
Net sales	$2,650.9		$2,551.3
Cost of sales	1,711.3	64.6%	1,690.8	66.3%
Gross profit	939.6	35.4	860.5	33.7
Selling, general and administrative	473.5	17.9	444.7	17.4
Research and development	68.2	2.6	56.2	2.2
Operating expenses	541.7	20.4	500.9	19.6
Operating income	397.9	15.0	359.6	14.1
Interest expense	16.1	0.6	14.3	0.6
Other income, net	(14.1)	(0.5)	(6.1)	(0.2)
Earnings before income taxes	395.9	14.9	351.4	13.8
Income taxes	91.6	3.5	84.5	3.3
Net earnings	$304.3	11.5%	$266.9	10.5%

Net EPS - diluted	$2.48		$2.16
Geographic Net Sales by Origination
Net sales, generally disaggregated by location where the customer’s order was received, were as follows (in millions):

	Nine Months Ended April 30,
	2024	% of net sales	2023	% of net sales
U.S. and Canada	$1,175.5	44.3%	$1,099.0	43.1%
EMEA	747.1	28.2	734.5	28.8
APAC	441.6	16.7	453.8	17.8
LATAM	286.7	10.8	264.0	10.3
Total Company	$2,650.9	100.0%	$2,551.3	100.0%
Net Sales
Net sales for the nine months ended April 30, 2024 increased $99.6 million, or 3.9%, from the nine months ended April 30, 2023, reflecting higher sales in the Mobile Solutions segment of $43.2 million, or 2.6% growth, the Industrial Solutions segment of $41.1 million, or 5.6% growth and the Life Sciences segment of $15.3 million, or a 8.4% growth. Foreign currency translation increased net sales by $10.1 million compared to the nine months ended April 30, 2023, reflecting increases in the Mobile Solutions, Industrial Solutions and Life Sciences segments of $5.1 million, $4.2 million and $0.8 million, respectively. During the nine months ended April 30, 2024, the Company’s net sales increased primarily from volume growth, higher pricing and market share gains.
Gross Margin
Gross margin as a percentage of net sales for the nine months ended April 30, 2024 was 35.4% compared with 33.7% for the nine months ended April 30, 2023. The increase in gross margin as a percentage of net sales was primarily driven by higher volume and pricing actions.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended April 30, 2024 were $473.5 million, or 17.9% of net sales, compared with $444.7 million, or 17.4% of net sales, for the nine months ended April 30, 2023, an increase of $28.8 million, or 6.5%. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to increased headcount and incremental expenses associated with investments in acquired Life Sciences businesses.

Research and Development Expenses
Research and development expenses for the nine months ended April 30, 2024 were $68.2 million, or 2.6% of net sales, compared with $56.2 million, or 2.2% of net sales, for the nine months ended April 30, 2023. The increase in research and development expenses as a percent of revenue was due to higher headcount and incremental expenses associated with investments in acquired Life Sciences businesses.
Non-Operating Items
Interest expense for the nine months ended April 30, 2024 was $16.1 million, compared with $14.3 million for the nine months ended April 30, 2023, an increase of $1.8 million, or 12.4%. The increase reflected rising variable interest rates.
Other income, net for the nine months ended April 30, 2024 was $14.1 million, compared with other income, net of $6.1 million for the nine months ended April 30, 2023, an increase of $8.0 million, which was driven primarily by lower foreign currency related losses in the current year and higher income from joint ventures.
Income Taxes
The effective tax rate was 23.1% and 24.0% for the nine months ended April 30, 2024 and 2023, respectively. The lower effective tax rate was primarily due to an increase in excess tax benefits on stock-based compensation.
Net Earnings
Net earnings for the nine months ended April 30, 2024 were $304.3 million, compared with $266.9 million for the nine months ended April 30, 2023, an increase of $37.4 million, or 14.0%. Diluted EPS were $2.48 for the nine months ended April 30, 2024, compared with $2.16 for the nine months ended April 30, 2023, an increase of $0.32, or 15.0%.
Segment Results of Operations
Net sales and earnings (loss) before income taxes were as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Net sales
Mobile Solutions	$585.2	$555.0	$1,675.5	$1,632.3
Industrial Solutions	269.1	261.5	778.7	737.6
Life Sciences	73.6	59.2	196.7	181.4
Total Company	$927.9	$875.7	$2,650.9	$2,551.3

Earnings (loss) before income taxes
Mobile Solutions	$107.9	$83.4	$299.3	$242.3
Industrial Solutions	50.3	49.1	141.0	133.0
Life Sciences	0.5	0.2	(9.5)	17.3
Corporate and unallocated(1)	(14.7)	(11.2)	(34.9)	(41.2)
Total Company	$144.0	$121.5	$395.9	$351.4
(1)Corporate and unallocated includes interest expense and certain corporate expenses determined to be non-allocable to the segments, such as restructuring charges and incentive compensation.

Mobile Solutions Segment
Net sales and earnings before income taxes were as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Off-Road	$104.2	$115.6	$290.9	$325.3
On-Road	35.7	38.0	106.9	108.5
Aftermarket	445.3	401.4	1,277.7	1,198.5
Total Mobile Solutions segment	$585.2	$555.0	$1,675.5	$1,632.3

Mobile Solutions segment earnings before income taxes	$107.9	$83.4	$299.3	$242.3
Mobile Solutions segment earnings before income taxes % of net sales	18.4%	15.0%	17.9%	14.8%
Three months ended April 30, 2024 compared with three months ended April 30, 2023
Net sales for the Mobile Solutions segment for the three months ended April 30, 2024 were $585.2 million, compared with $555.0 million for the three months ended April 30, 2023, an increase of $30.2 million, or 5.5%. Excluding a $4.6 million decrease from foreign currency translation, net sales for the Mobile Solutions segment increased 6.3%. All business units were negatively impacted by foreign currency translation.
Net sales of Aftermarket increased $43.9 million, driven by market share gains, destocking in the prior year period and pricing benefits. Net sales of Off-Road decreased $11.4 million, primarily due to weak agriculture end market conditions.
Earnings before income taxes for the Mobile Solutions segment for the three months ended April 30, 2024 were $107.9 million, or 18.4% of net sales, an increase from 15.0% of net sales for the three months ended April 30, 2023. The increase was driven by higher volume, favorable product mix and pricing actions.
Nine months ended April 30, 2024 compared with nine months ended April 30, 2023
Net sales for the Mobile Solutions segment for the nine months ended April 30, 2024 were $1,675.5 million, compared with $1,632.3 million for the nine months ended April 30, 2023, an increase of $43.2 million, or 2.6%. Excluding a $5.1 million increase from foreign currency translation, net sales for the Mobile Solutions segment increased 2.3%. Off-Road and Aftermarket business units were positively impacted by foreign currency translation.
Net sales of Aftermarket increased $79.2 million driven by market share gains, strong end market demand and pricing benefits. Net sales of Off-Road decreased $34.4 million, primarily due to weaker agriculture end market conditions.
Earnings before income taxes for the Mobile Solutions segment for the nine months ended April 30, 2024 were $299.3 million, or 17.9% of net sales, an increase from 14.8% of net sales for the nine months ended April 30, 2023. The increase was driven by higher volume, favorable product mix and pricing actions.
Industrial Solutions Segment
Net sales and earnings before income taxes were as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Industrial Filtration Solutions (IFS)	$228.6	$223.3	$663.7	$631.1
Aerospace and Defense	40.5	38.2	115.0	106.5
Total Industrial Solutions segment	$269.1	$261.5	$778.7	$737.6

Industrial Solutions segment earnings before income taxes	$50.3	$49.1	$141.0	$133.0
Industrial Solutions segment earnings before income taxes % of net sales	18.7%	18.8%	18.1%	18.0%

Three months ended April 30, 2024 compared with three months ended April 30, 2023
Net sales for the Industrial Solutions segment for the three months ended April 30, 2024 were $269.1 million, compared with $261.5 million for the three months ended April 30, 2023, an increase of $7.6 million, or 2.9%. Excluding a $1.1 million decrease from foreign currency translation, net sales for the Industrial Solutions segment increased 3.3%. IFS was negatively impacted by foreign currency translation.
Net sales of IFS increased $5.3 million, reflecting higher sales volume in industrial dust collection replacement parts and Power Generation. Net sales of Aerospace and Defense increased by $2.3 million due to strength in the Aerospace end market.
Earnings before income taxes for the Industrial Solutions segment for the three months ended April 30, 2024 were $50.3 million, or 18.7% of net sales, a decrease from 18.8% of net sales for the three months ended April 30, 2023.
Nine months ended April 30, 2024 compared with nine months ended April 30, 2023
Net sales for the Industrial Solutions segment for the nine months ended April 30, 2024 were $778.7 million, compared with $737.6 million for the nine months ended April 30, 2023, an increase of $41.1 million, or 5.6%. Excluding a $4.2 million increase from foreign currency translation, net sales for the Industrial Solutions segment increased 5.0%. Both business units were positively impacted by foreign currency translation.
Net sales of IFS increased $32.6 million, reflecting higher sales volume in power generation and industrial dust collection from strong demand in most geographies. Net sales of Aerospace and Defense increased by $8.5 million due to ongoing strength in the Defense end markets.
Earnings before income taxes for the Industrial Solutions segment for the nine months ended April 30, 2024 were $141.0 million, or 18.1% of net sales, an increase from 18.0% of net sales for the nine months ended April 30, 2023.
Life Sciences Segment
Net sales and (losses) earnings before income taxes were as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Life Sciences segment net sales	$73.6	$59.2	$196.7	$181.4
Life Sciences segment earnings (losses) before income taxes	$0.5	$0.2	$(9.5)	$17.3
Life Sciences segment earnings (losses) before income taxes % of net sales	0.7%	0.3%	(4.8)%	9.5%
Three months ended April 30, 2024 compared with three months ended April 30, 2023
Net sales for the Life Sciences segment for the three months ended April 30, 2024 were $73.6 million, compared with $59.2 million for the three months ended April 30, 2023, an increase of $14.4 million, or 24.2%. Excluding a $1.4 million decrease from foreign currency translation, net sales for the Life Sciences segment increased 26.5%. The increase was driven by timing of Bioprocessing Equipment sales and strong market demand in Disk Drive.
Earnings before income taxes for the Life Sciences segment for the three months ended April 30, 2024 were $0.5 million, or 0.7% of net sales, an increase from earnings before income taxes of 0.3% of net sales for the three months ended April 30, 2023.
Nine months ended April 30, 2024 compared with nine months ended April 30, 2023
Net sales for the Life Sciences segment for the nine months ended April 30, 2024 were $196.7 million, compared with $181.4 million for the nine months ended April 30, 2023, an increase of $15.3 million, or 8.4%. Excluding a $0.8 million increase from foreign currency translation, net sales for the Life Sciences segment increased 8.0%. The increase was driven by timing of Bioprocessing Equipment sales and strong market demand in disk drive.
Losses before income taxes for the Life Sciences segment for the nine months ended April 30, 2024 were $9.5 million, or 4.8% of net sales, a decrease from earnings before income taxes of 9.5% of net sales for the nine months ended April 30, 2023. The decrease was driven by the expected impact from investments made to scale up the Company’s recently-acquired businesses.

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
Cash Flow Summary
Cash flows were as follows (in millions):

	Nine Months Ended April 30,
	2024	2023	$ Change
Net cash provided by (used in):
Operating activities	$366.5	$353.7	$12.8
Investing activities	(67.8)	(155.1)	87.3
Financing activities	(257.5)	(204.1)	(53.4)
Effect of exchange rate changes on cash	(4.6)	(1.8)	(2.8)
Increase (decrease) in cash and cash equivalents	$36.6	$(7.3)	$43.9
Operating Activities
Cash provided by operating activities for the nine months ended April 30, 2024 was $366.5 million, compared with $353.7 million for the nine months ended April 30, 2023, an increase of $12.8 million. The increase in cash provided by operating activities was primarily driven by higher earnings.
Investing Activities
Cash used in investing activities for the nine months ended April 30, 2024 was $67.8 million, compared with $155.1 million for the nine months ended April 30, 2023, a decrease of $87.3 million. The decrease in cash used was due to lower cash usage related to acquisitions in the first nine months of the current year compared to the prior year and the timing of investments of capital in various projects in the current year.
Financing Activities
Cash used in financing activities generally relates to the use of cash for payment of dividends and repurchases of the Company’s common stock, net of borrowing activity and proceeds from the exercise of stock options. Cash used in financing activities for the nine months ended April 30, 2024 was $257.5 million, compared with $204.1 million for the nine months ended April 30, 2023, an increase of $53.4 million. The increase was primarily driven by a net debt repayment of $109.1 million in the current year compared to $55.0 million in the prior year.
To determine the level of dividend and share repurchases, the Company considers recent and projected performance across key financial metrics, including earnings, cash flow from operations and total debt. Dividends paid for the nine months ended April 30, 2024 and 2023 were $90.3 million and $84.1 million, respectively. Share repurchases for the nine months ended April 30, 2024 and 2023 were $113.8 million and $119.3 million, respectively.
Capital Resources
Additional sources of liquidity are existing cash and available credit facilities. Cash and cash equivalents as of April 30, 2024 was $223.7 million, compared with $187.1 million as of July 31, 2023. The Company has capacity of $573.4 million available for further borrowing under existing credit facilities as of April 30, 2024, which includes $382.5 million available on the Company’s $500.0 million unsecured revolving credit facility that expires on May 21, 2026.
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

Financial Condition
Short-Term Borrowings and Long-Term Debt
As of April 30, 2024, total debt, including short-term borrowings and long-term debt, represented 27.3% of total capitalization, defined as total debt plus total stockholders’ equity, compared with 33.2% as of July 31, 2023. As of April 30, 2024, the Company was in compliance with its financial covenants.
Long-term debt outstanding was $506.8 million as of April 30, 2024, compared with $621.6 million as of July 31, 2023, a decrease of $114.8 million, primarily due to a $125.0 million payment of maturing long-term debt during the three months ended April 30, 2024. As of April 30, 2024, there was $382.5 million available and $110.0 million outstanding on the Company’s $500.0 million unsecured revolving credit facility that expires on May 21, 2026.
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
Accounts receivable, net as of April 30, 2024, was $638.4 million, compared with $599.7 million as of July 31, 2023, an increase of $38.7 million. Days sales outstanding were 60 days as of April 30, 2024, a decrease from 64 days as of July 31, 2023.
Inventories, net as of April 30, 2024, was $444.7 million, compared with $418.1 million as of July 31, 2023, an increase of $26.6 million. Days inventory on hand were 66 days as of April 30, 2024, a decrease from 69 days as of July 31, 2023.
Accounts payable as of April 30, 2024, was $370.0 million, compared with $304.9 million as of July 31, 2023, an increase of $65.1 million. Days payable outstanding were 52 days as of April 30, 2024, an increase from 49 days as of July 31, 2023.
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
During the nine months ended April 30, 2024, the U.S. dollar was generally weaker than in the nine months ended April 30, 2023 compared with many of the currencies of the foreign countries in which the Company operates. The overall weaker U.S. dollar had a positive impact on the Company’s international net sales and net earnings because the foreign denominated revenues translated into more U.S. dollars in many regions around the world. The estimated impact of foreign currency translation for the nine months ended April 30, 2024 resulted in an overall increase in reported net sales of $10.1 million and an increase in reported net earnings of $0.6 million.
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
Foreign Currency Forward Contracts - Cash Flow Hedges and Derivatives Not Designated as Hedging Instruments
The Company buys materials from foreign suppliers. Those transactions can be denominated in those suppliers’ local currency. The Company also sells to customers in foreign countries. Those transactions can be denominated in those customers’ local currency. Both of these transaction types can create volatility in the Company’s financial statements. The Company uses foreign currency forward contracts to manage those exposures and fluctuations. These contracts generally mature in 12 months or less, which is consistent with the forecasts of the related purchases and sales. Certain contracts are designated as cash flow hedges, whereas the remaining contracts, most of which are related to certain intercompany transactions which offset balance sheet exposure, are not designated as hedging instruments. The total notional amount of the foreign currency forward contracts designated as hedges was $25.8 million and $84.9 million as of April 30, 2024 and July 31, 2023, respectively. The total notional amount of the foreign currency forward contracts not designated as hedges was $141.9 million and $147.5 million as of April 30, 2024 and July 31, 2023, respectively.
Net Investment Hedges
The Company uses fixed-to-fixed cross-currency swap agreements to hedge its exposure to adverse foreign currency exchange rate movements for its operations in Europe. The Company has elected the spot method for designating these contracts as net investment hedges.
The total notional amount of net investment hedges was €80 million, or $88.8 million, as of April 30, 2024 and July 31, 2023. The maturity dates range from 2027 to 2029.
Based on the net investment hedges outstanding as of April 30, 2024, a 10% appreciation of the U.S. dollar compared to the Euro would result in a net gain of $7.6 million in the fair value of these contracts.

Interest Rates
The Company’s exposure to market risk for changes in interest rates primarily relates to debt obligations that are at variable rates, as well as the potential increase in the fair value of long-term debt resulting from a potential decrease in interest rates. As of April 30, 2024, the Company’s financial liabilities with exposure to changes in interest rates consisted mainly of $110.0 million outstanding on the Company’s unsecured revolving credit facility, €80.0 million, or $85.8 million, of a variable rate term loan and ¥2.0 billion, or $12.7 million, of variable rate senior notes. As of April 30, 2024, variable short-term borrowings outstanding consisted of $48.7 million. Assuming a hypothetical 0.5 percentage point increase in short-term interest rates, with all other variables remaining constant, interest expense would have increased approximately $1.0 million in the nine months ended April 30, 2024. The Company has no interest rate hedging agreements. Interest rate changes would also affect the fair market value of fixed-rate debt. As of April 30, 2024, the estimated fair values of fixed interest rate long-term debt were $255.7 million compared to the carrying values of $300.0 million. The fair values are estimated by discounting the projected cash flows using the interest rates at which similar amounts of debt could currently be borrowed.
The interest on cash and cash equivalents will vary as short-term yields change. Assuming a hypothetical 0.5 percentage point increase in yields, with all other variables remaining constant, interest income would have increased approximately $0.8 million in the nine months ended April 30, 2024.
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
Bankers’ Acceptance Notes
Consistent with common business practice in APAC, the Company has subsidiaries which accept bankers’ acceptance notes from their customers in settlement of certain customer billed accounts receivable. Bankers’ acceptance notes represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers’ acceptance note as of the maturity date. The maturity dates of bankers’ acceptance notes vary, but it is the Company’s policy to only accept bankers’ acceptance notes with maturity dates no more than 180 days from the date of the Company’s receipt of such draft. As of April 30, 2024 and July 31, 2023, the Company owned $10.2 million and $13.2 million, respectively, of these bankers’ acceptance notes and includes them in accounts receivable on the Condensed Consolidated Balance Sheets.
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
Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the three months ended April 30, 2024 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1 - February 29, 2024	56,766	$65.32	56,766	11,733,234
March 1 - March 31, 2024	1,337	72.52	—	11,733,234
April 1 - April 30, 2024	321,500	73.02	321,500	11,411,734
Total	379,603	$71.86	378,266	11,411,734
On November 17, 2023, the Board of Directors authorized the repurchase of up to 12.0 million shares of the Company’s common stock. This repurchase authorization is effective until terminated by the Board of Directors. The Company has remaining authorization to repurchase 11.4 million shares under this plan. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the three months ended April 30, 2024. The “Total Number of Shares Purchased” column of the table above includes 1,337 shares of previously owned shares tendered by option holders in payment of the exercise price of options during the three months ended April 30, 2024. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under stock-based awards to cover the withholding of taxes due as a result of exercising stock options or payment of stock-based awards.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended April 30, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following financial information from the Donaldson Company, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2024, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Stockholders’ Equity and (vi) the Notes to Condensed Consolidated Financial Statements

104	The cover page from the Donaldson Company Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2024, formatted in iXBRL (included as Exhibit 101)

*	Exhibit has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference as an exhibit.
**	Denotes compensatory plan or management contract.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DONALDSON COMPANY, INC.
(Registrant)

Date: June 4, 2024	By:	/s/ Tod E. Carpenter
Tod E. Carpenter Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: June 4, 2024	By:	/s/ Scott J. Robinson
Scott J. Robinson Chief Financial Officer (Principal Financial Officer)

Date: June 4, 2024	By:	/s/ Andrew J. Cebulla
Andrew J. Cebulla Vice President and Corporate Controller (Principal Accounting Officer)