Form 10-K
period 2024-07-31
DONALDSON Co INC
filed 2024-09-27
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2024 or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________
Commission File Number: 1-7891
DONALDSON COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
    1400 West 94th Street, Minneapolis, Minnesota                 55431
     (Address of principal executive offices)                     (Zip Code)
Registrant’s telephone number, including area code: (952) 887-3131
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $5.00 par value	DCI	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes   ☒  No
As of January 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $7,729,445,706 (based on the closing price of $64.59 as reported on the New York Stock Exchange as of that date).
As of September 13, 2024, 119,732,101 shares of the registrant’s common stock, par value $5.00 per share, were outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for its 2024 annual meeting of stockholders (the “2024 Proxy Statement”) are incorporated by reference in Part III, as specifically set forth in Part III.

DONALDSON COMPANY, INC.
ANNUAL REPORT ON FORM 10-K

PART I
Item 1. Business
The Company
Founded in 1915, Donaldson Company, Inc. (the Company or Donaldson) is a global leader in technology-led filtration products and solutions, serving a broad range of industries and advanced markets. Donaldson’s diverse and skilled employees at approximately 150 locations on six continents, 77 of which are manufacturing and/or distribution centers, partner with customers — from small business owners to the world’s largest original equipment manufacturer (OEM) brands — to solve complex filtration challenges. Customers choose Donaldson’s filtration solutions due to their stringent performance requirements and need for reliability.
Donaldson’s four regions and their contributing share of fiscal year 2024 revenue are as follows: the U.S. and Canada 44.1%; Europe, Middle East and Africa (EMEA) 28.2%; Asia Pacific (APAC) 16.8%; and Latin America (LATAM) 10.9%. Below are the Company’s manufacturing plants and distribution centers by region.
Strategic Priorities
The company has three primary strategic priorities to drive profitable growth. Below are each of the priorities and areas of focus related to each priority.
Extend Market Access - Grow Addressable Market by Extending Presence Across Adjacencies
•Significantly grow presence in bioprocessing markets organically and inorganically within Life Sciences segment
•Strengthen position across alternative power solutions through innovated and differentiated products
Expand Technologies and Solutions - Leverage Foundational Filtration Capabilities to Expand Best-in-class Technology and Service Offerings
•Expand Industrial Solutions connected service offerings to gain additional aftermarket share
•Enhance digital experience through stronger data integration and navigation capabilities
Pursue Strategic Acquisitions - Accelerate Long-term Growth Through Strategic Acquisitions in High-margin Areas
•Strengthen presence in bioprocessing capabilities with disruptive technologies
•Penetrate underserved markets and expand service offerings
Reportable Segments
The Company’s reportable segments are Mobile Solutions, Industrial Solutions and Life Sciences.

The Mobile Solutions segment, which represents 62.8% of net sales in fiscal 2024, is organized based on a combination of customers and products and consists of the Off-Road, On-Road and Aftermarket business units. Within these business units, products consist of replacement filters for both air and liquid filtration applications and filtration housings for new equipment production and systems related to exhaust and emissions. Applications include air filtration systems, fuel, lube and hydraulic systems, emissions systems and sensors, indicators and monitoring systems. Mobile Solutions sells to original equipment manufacturers (OEMs) in the construction, mining, agriculture and transportation end markets and to independent distributors and OEM dealer networks.
The Industrial Solutions segment, which represents 29.7% of net sales in fiscal 2024, is organized based on product type and consists of Industrial Air Filtration, Industrial Gasses, Industrial Hydraulics, Power Generation and Aerospace and Defense products. These products are further organized by the Industrial Filtration Solutions and Aerospace and Defense business units. Within our industrial portfolio, Donaldson provides the widest product offering in the market to industrial customers consisting of equipment, ancillary components, replacement parts, performance monitoring and service globally, that cost-effectively enhances productivity and manufacturing efficiency. Industrial Air Filtration, Industrial Gasses and Industrial Hydraulics products consist of dust, fume and mist collectors, compressed air and industrial gasses purification systems, hydraulic and lubricated rotating filtration applications as well as gas and liquid filtration for industrial processes. Power Generation products consist of air inlet systems and filtration sold to gas compression, power generation and natural gas liquification industries. Aerospace and Defense products consist of air, fuel, lubrication and hydraulic filtration for fixed-wing and rotorcraft aerospace applications and ground defense vehicle and naval platforms. Industrial Solutions businesses sell through multiple channels which include OEMs, distributors and direct-to-consumer in some markets.
The Life Sciences segment, which represents 7.5% of net sales in fiscal 2024, is organized by end market and consists of the Bioprocessing Equipment and Consumables, Food and Beverage, Vehicle Electrification and Medical Device, Microelectronics and Disk Drive markets. Within these markets, products consist of micro-environment gas and liquid filtration for food and beverage and industrial processes, bioprocessing equipment, including bioreactors and fermenters, bioprocessing consumables including chromatography devices, reagents and filters, polytetrafluoroethylene membrane-based products, as well as specialized air and gas filtration systems for applications including hard disk drives, semiconductor manufacturing, sensors, battery systems and powertrain components. Life Sciences primarily sells to large OEMs and directly to various end users requiring cell growth, separation, purification, high purity filtration and device protection.
Diverse Product Groups
The Company sells a diverse group of products within each segment and the business units within the segments. Below are the product groups across the Company’s three segments represented as a percentage of total fiscal 2024 net sales.

Other Life Sciences
Food & Beverage
Industrial Hydraulics
Power Generation
Aerospace & Defense
Industrial Gasses
Industrial Air Filtration
Emissions
Hydraulic
Fuel and Lube
Air Filtration
3%
5%
2%
4%
5%
5%
14%
4%
9%
12%
37%
Life Sciences
Industrial Solutions
Mobile Solutions

Mobile Solutions
Air Filtration
Air filtration systems are vital for safeguarding engine components against abrasive wear caused by dust particles. These systems play a pivotal role in supporting agricultural, construction and mining machinery, as well as commercial vehicles. Donaldson's air filtration solutions are globally renowned, featuring the standard in pleated cellulose filters. The company also offers advanced air filtration technologies, including PowerCore® and Ultra-Web®. PowerCore® filtration technology surpasses standard pleated cellulose filters in efficiency and compactness, making it a preferred choice for OEMs’ engines and equipment. Ultra-Web® media technology delivers robust filtration in the harshest environments, such as high-temperature and humid conditions frequently encountered by diesel, turbine, hybrid and other powered engines. Our Ultra-Web® HD media technology further enhances our fine fiber performance by ensuring consistent inter-fiber spacing at a microscopic level. This makes it ideal for extreme fine dust environments, commonly found in mining and high soot industries.
Fuel and Lube
Fuel and lube systems achieve optimal operations when contaminants are removed. The various components of the engine impacted include fuel injectors, valves, pumps, bearings and actuators. Fuel filters include primary and secondary particulate filters, coalescing fuel water separators, barrier fuel water separators and all-in-one filtration systems. The Company’s technology includes Synteq® XP filtration technology, which offers significantly higher fuel system protection and longer life under dynamic application conditions compared to commercially available alternatives. In addition, Donaldson’s Synteq® DRY and Synteq® XP coalescing technologies remove significantly more water in real-world conditions than current barrier or coalescing filters on the market. Fuel and lube filtration supports agricultural, construction and mining machinery and commercial vehicles.
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
Alpha-WebTM, the Company’s hydraulic filtration media, features a first-of-its-kind fine-fiber layer to trap and lock particles during frequent flow-rate changes, delivering transformational improvement in hydraulic equipment protection. Advanced contaminant retention results in cleaner oil and helps ensure that equipment will continue to perform better, and longer, with a lower risk of wear, damage and unplanned downtime. Hydraulics Systems support agricultural, construction and mining machinery and transportation markets.
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
Industrial Solutions
Industrial Air Filtration
Industrial air filtration systems collect dust, fume and mist within manufacturing facilities. Donaldson offers an innovative portfolio of cartridge-style or bag house collectors that support customers throughout the entire equipment lifecycle from original consultation, design and installation to post-sale maintenance and services. Customers are supported through a global network of channel partners and service centers, which provide a quality customer experience. Technology and features are continually added, such as the iCue™ Connected Filtration Technology, which proactively monitors a facility’s dust collection equipment to reduce unplanned downtime, supporting efficient operation and maintenance costs, and better connect Donaldson with its end market customers, enabling additional service opportunities. With continued acquisition activities, Donaldson has expanded its service capabilities and geographic presence, enhancing its ability to meet customer service needs.
Industrial dust, fume and mist collectors and filters are utilized globally across major industries including metals, mining, transportation, chemicals, food and beverage, pharmaceuticals, construction materials and emerging markets, such as electric vehicle manufacturing, recycling and alternative power. For example, materials transformed in manufacturing, such as metal grinding, recycling, plasma cutting, mixing and welding, can create air contamination that may inhibit the production environment, which can be collected and filtered by Donaldson’s products.

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
Aerospace and Defense
Aerospace and defense products are specifically designed to protect critical systems from contamination to ensure proper and efficient operation. The filtration portfolio includes engine intake, cabin air, avionics air, fuel, lubrication and hydraulics. Applications are found on fixed wing aircraft, helicopters, ground defense vehicles and naval vessels.
Life Sciences
Food and Beverage
Donaldson’s food and beverage business provides filtration solutions that enable process and product integrity for food and beverage manufacturing and support development of sustainable foods. Key products and applications include sterile liquid, air and steam filtration, compressed air dryers, bioreactors and fermenters and tangential and direct flow filtration.
Other Life Sciences
Bioprocessing Equipment and Consumables
Donaldson’s bioprocessing business provides equipment and consumables to support the development and production of biologic drugs and genetic medicines, including mAbs, mRNA and cell and gene therapies, along with many other applications that use a bioprocessing workflow.
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

During fiscal year 2022, the Company acquired Solaris Biotechnology S.r.l. (Solaris), headquartered in Porto Mantovano, Italy and Purilogics LLC (Purilogics) headquartered in Greenville, South Carolina.
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
Vehicle Electrification and Medical Device
Vehicle electrification and medical device equipment provide a broad range of filters that protect devices and enclosures from pressure fluctuation, liquids and harmful contaminants. Key products include battery, powertrain and headlight vents for the automotive industry, including for electric vehicles, as well as venting solutions for hearing aids, ostomy bags and implantable devices.
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
Disk Drive
Disk drive delivers products that have advanced materials and absorbent technologies to control moisture and contaminants in microenvironments. Disk drive filters work in the background to help protect critical components in cloud computing: streaming, storage, sharing and business-to-business interaction. Key products/applications include particle filters, chemical filters and relative humidity control.
Key Growth Drivers
The key growth drivers within each segment are as follows:
•Mobile Solutions
◦Providing solutions to customers to address their higher performance requirements
◦Utilization of technology to improve efficiencies and fuel economies in all end markets
◦Increased activity in construction, transportation, agriculture and mining markets driven by expansion in living standards
•Industrial Solutions
◦Complementing automation trends through expanded connected applications and service offerings
◦Industrial equipment designed for optimized energy consumption and carbon footprint reduction
◦Growing operational efficiency needs to reduce costs associated with maintenance and downtime
•Life Sciences
◦Increasing need for cell and gene therapy as well as membrane applications for disease treatment and cures
◦Changing customer preferences and regulatory standards driving demand for sustainable products, including food, materials, and use of alternative energies
◦Continually increasing demand for cloud computing capacity and need for highly technical solutions

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
Raw Materials
The principal raw materials the Company uses are steel, filter media and petrochemical-based products including plastic, rubber and adhesive products. Purchased raw materials represent approximately 69% of the Company’s cost of sales. On an ongoing basis, the Company enters into selective supply arrangements with certain of its suppliers that allow the Company to reduce volatility in its costs. The Company strives to recover or offset all material cost increases through selective price increases to its customers and the Company’s cost reduction initiatives, which include material substitution, process improvement and product redesigns.
Manufacturing and Backlog
Backlog is one of many indicators of business conditions in the Company’s markets. However, it is not always indicative of future results for a number of reasons, including the timing of the receipt of orders, as well as product mix. Backlog orders expected to be delivered within 90 days as of July 31, 2024 and 2023 were $574.7 million and $576.4 million, respectively.
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
Intellectual Capital
Research and Development
Investment in research and development strengthens the Company’s material science capabilities and supports development of new and improved products and solutions. Research and development expenses include scientific research costs such as salaries, facility costs, testing, technical information technology and administrative expenditures. Research and development expenses are for the application of scientific advances to the development of new and improved products and their uses. Substantially all research and development is performed in-house. During the years ended July 31, 2024, 2023 and 2022, the Company spent $93.6 million, $78.1 million and $69.1 million, respectively, on research and development activities, which was 2.6%, 2.3% and 2.1% of net sales, respectively.
Intellectual Property
The Company owns a broad range of intellectual property rights relating to its products and services, which it considers in the aggregate to constitute a valuable asset. These include patents, trade secrets, trademarks, copyrights and other forms of intellectual property rights in the U.S. and a number of foreign countries. The Company protects its innovations arising from research and development through patent filings and owns a portfolio of over 3,000 issued patents, including utility and design patents. The Company also owns various trademarks related to its products and services including Donaldson® and the turbo D logo, Ultra-Web®, PowerCore®, Downflo®, Torit®, Synteq® XP, LifeTec®, iCue®, Tetratex®, IsoTag®, scale-x® and NevoLine®, among others. No single intellectual property right is responsible for protecting the Company’s products.

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
We believe that policies, practices and procedures have been properly designed to prevent unreasonable risk of material environmental damage arising from our operations. In fiscal 2024, the Company did not experience any material effect on its capital expenditures, results of operations or financial condition due to compliance with government rules regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, nor does it expect such impact during fiscal 2025.
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
Human Capital Resources
As of July 31, 2024, the Company had approximately 14,000 full time employees, of which 58% were in production related roles. When necessary, the Company’s production facilities augment their resources utilizing contingent labor. For over 100 years, the Company has been making a difference with customers, employees, investors, suppliers and communities through a collaborative and diverse workplace where every employee matters. The Company prides itself on providing innovative technologies and solutions backed by talented and dedicated employees guided by its core values.
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
Available Information
The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information, including amendments to those reports, available free of charge through its website at ir.donaldson.com, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (SEC). These filings are available on the SEC’s website at www.sec.gov. Also available on the Company’s website are corporate governance documents, including the Company’s Code of Business Conduct and Business Conduct Help Line, Corporate Governance Guidelines, Audit Committee Charter, Human Resources Committee Charter and Corporate Governance Committee Charter. The information contained on the Company’s website is not incorporated by reference into this Annual Report and should not be considered as part of this report.

Executive Officers
Our executive officers of the Company as of August 31, 2024 were as follows:

Name	Age	Positions and Offices Held	First Calendar Year Appointed as an Executive Officer
Amy C. Becker	59	Chief Legal Officer and Corporate Secretary	2014
Guillermo Briseño	57	President, Industrial Solutions	2022
Tod E. Carpenter	65	Chairman, President and Chief Executive Officer	2008
Andrew Dahlgren	53	President, Mobile Solutions	2022
Sheila G. Kramer	65	Chief Human Resources Officer	2015
Richard B. Lewis	52	President, Life Sciences	2017
Scott J. Robinson	57	Chief Financial Officer	2015
Thomas R. Scalf	58	President, Enterprise Operations and Supply Chain	2014
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
Mr. Dahlgren was appointed President, Mobile Solutions effective August 1, 2024. Mr. Dahlgren joined the Company in 1994 and has held various positions, including President, Life Sciences; Manager Business Development, Disk Drive; Director of Business Development, IVS, Semiconductor, Fuel Cell; General Manager, Engine Air; General Manager, GTS; Vice President, GTS and Special Applications; and Vice President, Asia Pacific.
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
Mr. Lewis was appointed President, Life Sciences effective August 1, 2024. Mr. Lewis joined the Company in 2002 and has held various positions, including President, Mobile Solutions; Plant Manager; Director of Operations; General Manager, Liquid Filtration; General Manager, Operations; Vice President, Global Operations; and Senior Vice President, Global Operations.
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
There could be an occurrence of one or more unexpected events, including a terrorist attack, war or civil unrest, a weather event, a natural disaster, a climate-related event, a pandemic or other catastrophes in countries in which we operate or in which our suppliers are located. Such an event could result in physical damage to and complete or partial closure of our headquarters, manufacturing facilities or distribution centers, temporary or long-term disruption in the supply of component products from some local and international suppliers, disruption in the transport of our products to customers and disruption of information systems. Existing insurance coverage may not provide protection for all costs that may arise from any such event. Any disruption in our operations could have an adverse impact on our ability to meet our customer needs or may require us to incur additional expense in order to produce sufficient inventory. Certain unexpected events could adversely impact our business, results of operations, financial condition and cash flows.
Operational Risks
Supply Chain - unavailable raw materials, significant demand fluctuations and material cost changes could have an impact on our sales and cost of sales.
We obtain raw materials, including steel, filter media, petroleum-based products and other components from third-party suppliers. We often concentrate our sourcing of some materials from one supplier or a few suppliers. We rely, in part, on our suppliers to ensure they meet required quality and delivery standards. An unanticipated delay in delivery by our suppliers could result in the inability to deliver our products on time and to meet the expectations of our customers. We could experience an increase in the costs of doing business, including increasing raw material prices and transportation costs, which could have an adverse impact on our business, results of operations, financial condition and cash flows.

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
We operate in highly competitive markets and have numerous competitors that are already well-established in those markets. We expect our competitors to continue to improve the design and performance of their products and to introduce new products that could be competitive in both price and performance. We believe we have certain technological advantages over our competitors, but maintaining these advantages requires us to consistently invest in research and development, sales and marketing and customer service and support. There is no guarantee we will be successful in maintaining these advantages and we could encounter the commoditization of our key products. We make investments in new technologies that address increased performance and regulatory requirements around the globe. There is no guarantee we will be successful in completing development or achieving sales of these products or that the margins on such products will be acceptable. A competitor’s successful product innovation could reach the market before ours or gain broader market acceptance, which could adversely impact our business, results of operations, financial condition and cash flows.
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
No customer accounted for 10% or more of our net sales in fiscal 2024, 2023 or 2022. However, a number of our customers are concentrated in similar cyclical industries (e.g., construction, agriculture, mining, oil and gas, transportation, power generation and disk drive), resulting in additional risk based on their respective economic conditions. Our success is also dependent on retaining key customers, which requires us to successfully manage relationships and anticipate the needs of our customers in the channels in which we sell our products. Changes in economic conditions could materially and adversely impact our business, results of operations, financial condition and cash flows.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Strategy and Risk Management
Donaldson recognizes the critical importance of cybersecurity. Protecting the confidentiality, integrity and availability of our data, we focus on building resilience into the very fabric of our enterprise digital ecosystem. Our cybersecurity program is comprehensively integrated within our enterprise risk management and encompasses the enterprise information technology (IT) and operational technology (OT) environments. Our cyber risk management program controls are based on industry-recognized best practices and standards, including the National Institute of Standards and Technology (NIST) Cyber Security Framework and the International Organization for Standardization (ISO) 27001 information security management system requirements.
Our cybersecurity processes include the following:
Technical safeguards – We seek to maintain an information technology infrastructure that implements risk-based physical, administrative and technical controls to safeguard our information systems and information stored on our networks, including customer information, personal information, intellectual property and proprietary information.
Cybersecurity incident response plan and testing – We perform 24x7 security monitoring and execute a cybersecurity incident response plan with a dedicated team to respond to cybersecurity incidents. When a potential material cybersecurity incident is identified, we deploy cross-functional teams responsible for leading the initial assessment of priority and severity, and external experts may also be engaged as appropriate. Our cybersecurity teams prioritize responses to incidents depending on severity levels. We continuously improve our cybersecurity incident management plan through periodic tabletop exercises or simulations at the enterprise and business levels.
Education and Awareness – We require annual training for personnel for information security, including information about the latest cybersecurity threats. To equip employees with the knowledge to identify potential risks with tools to report any suspicious activities, we implemented monthly phishing exercises that encompass various real-life simulations. We also practice scenario-based simulation drills, such as tabletop exercises for employees and contractors, to enhance awareness and vigilance of potential threats. For fast-developing threat situations, we utilize enterprise-wide corporate communication channels to broadcast security alerts for the timely delivery of important information to our employees.
Technology managed by third parties – We have IT systems essential to business operations managed by third parties. These systems process, transmit, store electronic information and manage or support a variety of business processes and activities. Before any engagement, we conduct holistic risk assessments of third-party providers. We scrutinize multiple dimensions of risk factors including information security, regulatory compliance and architectural design. We established monitoring procedures to mitigate risks related to data breaches or other security incidents originating from third parties.
Third-party assessments of the Company – We regularly engage third-party consultants, legal advisors and audit firms in evaluating and testing our risk management processes, compliance with international standards and regulations, and assessing potential cybersecurity threats, as appropriate. Any recommendations are tracked with senior IT ownership and timelines for remediation.
We consider cyber risks among the top risks for us within our enterprise risk management framework. This framework includes internal reporting at the business and enterprise levels, with consideration of key risk indicators, trends and countermeasures for cybersecurity and other types of significant risks. As of the date of this Form 10-K, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, and that are required to be reported in this Form 10-K. We do not believe we have experienced any risks from cybersecurity threats or previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, our business strategy or our results of operations or financial condition, including for any of the three years ended July 31, 2024, 2023 or 2022. For further discussion of the risks associated with cybersecurity incidents, refer to the cybersecurity risk factors in Item 1A, “Risk Factors” in this Form 10-K.

Cybersecurity Governance
Our board of directors has oversight of overall risk management, prioritizing the most significant risks including strategic, operational, financial and legal compliance risks. The board’s risk oversight process builds upon management’s risk management processes, which include processes for identifying, assessing and managing material risks from cybersecurity threats. The board implements its risk oversight function primarily through its audit committee, which receives reports about our practices, programs, notable threats or incidents, and other developments related to cybersecurity throughout the year. To this extent, the audit committee receives information about cybersecurity risks as part of our enterprise risk management framework and reporting. The audit committee then assesses implemented cybersecurity controls to monitor and evaluate the mitigation of cybersecurity risks.
Our Chief Information Officer (CIO) provides annual reports, with additional updates as necessary to the board of directors. Our CIO also attends annual audit committee meetings and provides cybersecurity updates which include specific cybersecurity topics, covering material risks and threats. Our CIO oversees the cybersecurity program. With an extensive background in the IT industry, our CIO has previously been in multiple CIO positions and other top global leadership roles that drove digital transformation and owned technology from end to end. Our CIO leads a cross-functional information security team, comprised of experienced professionals from the global infrastructure and cybersecurity, legal and compliance organizations. Beyond information technology, this leadership team also partners with our Enterprise Operations team managing the operational technology security of our manufacturing facilities.
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
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock, par value $5.00 per share, is traded on the New York Stock Exchange under the symbol “DCI.” As of September 13, 2024, there were 1,116 registered stockholders of common stock.
To determine the appropriate level of dividend payouts, the Company considers recent and projected performance across key financial metrics, including earnings, cash flow from operations and total debt.
Information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the three months ended July 31, 2024 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1 - May 31, 2024	347,111	$74.07	347,111	11,064,623
June 1 - June 30, 2024	316,576	$72.83	315,000	10,749,623
July 1 - July 31, 2024	3,948	$71.44	3,948	10,745,675
Total	667,635	$73.47	666,059	10,745,675

On November 17, 2023, the Board of Directors authorized the repurchase of up to 12.0 million shares of the Company’s common stock. This repurchase authorization is effective until terminated by the Board of Directors. The Company has remaining authorization to repurchase 10.7 million shares under this plan. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the three months ended July 31, 2024. The “Total Number of Shares Purchased” column of the table above includes 1,576 shares of previously owned shares tendered by option holders in payment of the exercise price of options during the three months ended July 31, 2024. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under stock-based awards to cover the withholding of taxes due as a result of exercising stock options or payment of stock-based awards.
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

$250
$200
$150
$100
$50
$0
July 31, 2019
July 31, 2020
July 31, 2021
July 31, 2022
July 31, 2023
July 31, 2024
Donaldson Company, Inc.
S&P 500 Stock Index
S&P Industrial Machinery Index

	As of July 31,
	2019	2020	2021	2022	2023	2024
Donaldson Company, Inc.	$100.00	$98.41	$136.76	$114.17	$133.92	$161.96
S&P 500 Stock Index	$100.00	$111.96	$152.76	$145.67	$164.63	$201.10
S&P Industrial Machinery Index	$100.00	$104.65	$151.08	$130.18	$162.64	$185.80
Item 6. [Reserved]
Reserved.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In fiscal 2023, the Company established a new segment reporting structure which resulted in three reportable segments: Mobile Solutions, Industrial Solutions and Life Sciences. See Note 19. Segment Reporting in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report for further detail of this change.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) provides a comparison of the Company’s results of operations, liquidity and capital resources for the years ended July 31, 2024 and 2023. A discussion of the changes in the Company’s results of operations and liquidity and capital resources for the year ended July 31, 2023 from July 31, 2022 can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended July 31, 2023 (the “2023 Annual Report”), which was filed with the SEC on September 22, 2023.
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
Overview
Founded in 1915, Donaldson Company, Inc. is a global leader in technology-led filtration products and solutions, serving a broad range of industries and advanced markets. Donaldson’s diverse and skilled employees at approximately 150 locations on six continents, 77 of which are manufacturing and/or distribution centers, partner with customers — from small business owners to the world’s largest original equipment manufacturer (OEM) brands — to solve complex filtration challenges. Customers choose Donaldson’s filtration solutions due to their stringent performance requirements and need for reliability.
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
The Industrial Solutions segment is organized based on product type and consists of Industrial Air Filtration, Industrial Gasses, Industrial Hydraulics, Power Generation and Aerospace and Defense products. These products are further organized by the Industrial Filtration Solutions and Aerospace and Defense business units. Within our Industrial Solutions portfolio, Donaldson provides a wide product offering in the market to industrial customers consisting of equipment, ancillary components, replacement parts, performance monitoring and service globally, that cost-effectively enhance productivity and manufacturing efficiency. Industrial Air Filtration, Industrial Gasses and Industrial Hydraulics products consist of dust, fume and mist collectors, compressed air and industrial gasses purification systems, hydraulic and lubricated rotating equipment applications, gas and liquid filtration for industrial processes and connected services which provide on-demand maintenance services and replacements to support Industrial Air Filtration products. Power Generation products consist of air inlet systems and filtration sold to gas compression, power generation and natural gas liquification industries. Aerospace and Defense products consist of air, fuel, lubrication and hydraulic filtration for fixed-wing and rotorcraft aerospace applications and ground defense vehicle and naval platforms. Industrial Solutions sells through multiple channels which include OEMs, distributors and direct-to-consumer in some markets.
The Life Sciences segment is organized by end market and consists of the Bioprocessing Equipment and Consumables, Food and Beverage, Vehicle Electrification and Medical Device, Microelectronics and Disk Drive markets. Within these markets, products consist of micro-environment gas and liquid filtration for food and beverage and industrial processes, bioprocessing equipment, including bioreactors and fermenters, bioprocessing consumables including chromatography devices, reagents and filters, polytetrafluoroethylene membrane-based products, as well as specialized air and gas filtration systems for applications including hard disk drives, semiconductor manufacturing, sensors, battery systems and powertrain components. Life Sciences primarily sells to large OEMs and directly to various end users requiring cell growth, separation, purification, high purity filtration and device protection.
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

Consolidated Results of Operations
Operating Results
Operating results were as follows (in millions, except per share amounts):

	Year Ended July 31,
	2024	% of net sales	2023	% of net sales
Net sales	$3,586.3		$3,430.8
Cost of sales	2,311.9	64.5%	2,270.2	66.2%
Gross profit	1,274.4	35.5	1,160.6	33.8
Selling, general and administrative	636.7	17.8	602.3	17.6
Research and development	93.6	2.6	78.1	2.3
Operating expenses	730.3	20.4	680.4	19.8
Operating income	544.1	15.2	480.2	14.0
Interest expense	21.4	0.6	19.2	0.6
Other income, net	(12.6)	(0.3)	(7.7)	(0.2)
Earnings before income taxes	535.3	14.9	468.7	13.7
Income taxes	121.3	3.4	109.9	3.2
Net earnings	$414.0	11.5%	$358.8	10.5%

Net earnings per share (EPS) – diluted	$3.38		$2.90
Geographic Net Sales by Origination
Net sales, generally disaggregated by location where the customer’s order was received, were as follows (in millions):

	Year Ended July 31,
	2024	% of net sales	2023	% of net sales
U.S. and Canada	$1,583.1	44.1%	$1,464.7	42.7%
Europe, Middle East and Africa (EMEA)	1,012.9	28.2	1,007.8	29.4
Asia Pacific (APAC)	601.5	16.8	608.8	17.7
Latin America (LATAM)	388.8	10.9	349.5	10.2
Total Company	$3,586.3	100.0%	$3,430.8	100.0%

Net Sales
(1) The impact of foreign currency translation was calculated by translating current fiscal year foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales by segment (in millions):

	July 31, 2023	Sales volume	Pricing	Acquisitions	Currency translation	July 31, 2024
Mobile Solutions segment	$2,174.8	$24.3	$53.8	$—	$(2.1)	$2,250.8
Industrial Solutions segment	1,014.7	33.4	16.2	—	2.2	1,066.5
Life Sciences segment	241.3	17.6	1.0	9.7	(0.6)	269.0
Total Company	$3,430.8	$75.3	$71.0	$9.7	$(0.5)	$3,586.3
Net sales for the year ended July 31, 2024 increased $155.5 million, or 4.5% from fiscal 2023, reflecting higher sales in the Mobile Solutions segment of $76.0 million, or 3.5%, the Industrial Solutions segment of $51.8 million, or 5.1%, and the Life Sciences segment of $27.7 million, or 11.5%. Foreign currency translation decreased net sales by $0.5 million, reflecting decreases in the Mobile Solutions and Life Sciences segments of $2.1 million and $0.6 million, respectively, and an increase in the Industrial Solutions segment of $2.2 million. In fiscal 2024, the Company’s net sales increased primarily from higher volume and pricing actions.
Cost of Sales and Gross Margin
Cost of sales for the year ended July 31, 2024 was $2,311.9 million, compared with $2,270.2 million for the year ended July 31, 2023, an increase of $41.7 million, or 1.8%. Gross margin as a percentage of net sales for the year ended July 31, 2024 was 35.5% compared with 33.8% for the year ended July 31, 2023, an increase of 1.7 percentage points. The increase in gross margin as a percentage of net sales was primarily driven by lower input costs, pricing actions and favorable product mix.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended July 31, 2024 were $636.7 million, or 17.8% of net sales, compared with $602.3 million, or 17.6% of net sales, for the year ended July 31, 2023, an increase of $34.4 million, or 5.7%. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to increased headcount and incremental expenses associated with investments in acquired Life Sciences businesses, partially offset by lower restructuring charges in fiscal year 2024 compared to the prior year.
Research and Development Expenses
Research and development expenses for the year ended July 31, 2024 were $93.6 million, or 2.6% of net sales, compared with $78.1 million, or 2.3% of net sales, for the year ended July 31, 2023, an increase of $15.5 million, or 19.8%. The increase in research and development expenses as a percentage of net sales was primarily due to increased headcount and incremental expenses associated with investments in acquired Life Sciences businesses.

Non-Operating Items
Interest expense for the year ended July 31, 2024 was $21.4 million, compared with $19.2 million for the year ended July 31, 2023, an increase of $2.2 million, or 11.3%. The increase reflected higher interest rates.
Other income, net for the year ended July 31, 2024 was $12.6 million, compared with $7.7 million for the year ended July 31, 2023, an increase of $4.9 million, or 62.6%, driven by lower foreign exchange losses in the current year and higher income from joint ventures, partially offset by higher donations.
Income Taxes
The effective tax rates were 22.7% and 23.4% for the years ended July 31, 2024 and 2023, respectively. The lower effective tax rate was primarily due to an increase in excess tax benefits on stock-based compensation.
The Organization for Economic Co-operation and Development (“OECD”) released the Model GloBE Rules for Pillar Two on December 20, 2021, which defined a 15% global minimum tax. Since the model rules have been released, many countries have enacted or continue to consider changes in their tax laws and regulations based on the Pillar Two proposals, some of which became effective for tax years beginning after January 1, 2024. We are continuing to evaluate the impact of these proposed and enacted legislative changes as new guidance becomes available. The Company does not expect Pillar Two to have a material impact on its financial statements as most jurisdictions in which the Company operates have an effective tax above the 15% threshold.
Net Earnings
Net earnings for the year ended July 31, 2024 were $414.0 million, compared with $358.8 million for the year ended July 31, 2023, an increase of $55.2 million, or 15.4%. Diluted EPS were $3.38 for the year ended July 31, 2024, compared with $2.90 for the year ended July 31, 2023.
Net earnings were impacted by fluctuations in foreign currency exchange rates. The impact of these fluctuations on net earnings was as follows (in millions):

	Year Ended July 31,
	2024	2023
Prior year net earnings	$358.8	$332.8
Change in net earnings excluding translation	56.0	40.4
Impact of foreign currency translation(1)	(0.8)	(14.4)
Current year net earnings	$414.0	$358.8
(1)The impact of foreign currency translation was calculated by translating current fiscal year foreign currency net earnings into U.S. dollars using the average foreign currency exchange rates for the prior fiscal year.
Restructuring
During the fourth quarter of fiscal 2024, the Company initiated global footprint optimization and cost reduction actions to further improve its operating and manufacturing cost structure, primarily in EMEA. These activities resulted in restructuring expenses, primarily related to severance, of $6.4 million. Charges of $3.8 million were included in cost of sales and $2.6 million were included in operating expenses in the Consolidated Statement of Earnings for the year ended July 31, 2024. As of July 31, 2024, $6.4 million of accrued expenses were included in accrued employee compensation and related taxes in the Consolidated Balance Sheet. Estimated future costs associated with actions related to this restructuring initiative are not included due to the Company’s inability to reasonably quantify the anticipated restructuring charges.
During fiscal 2023, the Company announced a company-wide organizational redesign to further support the Company’s growth strategies and better serve its customers. In conjunction with the organizational redesign, the Company recorded $21.8 million of charges consisting of $15.3 million of severance charges and other organizational redesign costs and $6.5 million of costs mainly associated with the exiting of a lower-margin customer program and a lower-margin product. Charges of $2.9 million were included in cost of sales and $18.9 million were included in selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings.

Segment Results of Operations
Net sales and earnings before income taxes were as follows (in millions):

	Year Ended July 31,		2024 VS 2023
	2024	2023	$ Change	% Change
Net sales
Mobile Solutions	$2,250.8	$2,174.8	$76.0	3.5%
Industrial Solutions	1,066.5	1,014.7	51.8	5.1
Life Sciences	269.0	241.3	27.7	11.5
Total Company	$3,586.3	$3,430.8	$155.5	4.5%

Earnings (loss) before income taxes
Mobile Solutions	$404.5	$330.4	$74.1	22.4%
Industrial Solutions	198.8	186.2	12.6	6.8
Life Sciences	(10.4)	9.9	(20.3)	NM
Corporate and unallocated(1)	(57.6)	(57.8)	0.2	0.3
Total Company	$535.3	$468.7	$66.6	14.2%
(1)Corporate and unallocated includes interest expense and certain corporate expenses determined to be non-allocable to the segments, such as restructuring charges and business development expenses.
NM = Not meaningful
Mobile Solutions Segment
Net sales and earnings before income taxes were as follows (in millions):

	Year Ended July 31,		2024 VS 2023
	2024	2023	$ Change	% Change
Net sales
Off-Road	$380.8	$428.7	$(47.9)	(11.2)%
On-Road	139.8	145.8	(6.0)	(4.1)
Aftermarket	1,730.2	1,600.3	129.9	8.1
Total Mobile Solutions segment	$2,250.8	$2,174.8	$76.0	3.5%

Mobile Solutions segment earnings before income taxes	$404.5	$330.4	$74.1	22.4%
Mobile Solutions segment earnings before income taxes % of net sales	18.0%	15.2%	N/A	2.8%

(1) The impact of foreign currency translation was calculated by translating current fiscal year foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales for the Mobile Solutions segment for the year ended July 31, 2024 were $2,250.8 million, compared with $2,174.8 million for the year ended July 31, 2023, an increase of $76.0 million, or 3.5%, driven by a $24.3 million volume increase and a $53.8 million increase from pricing benefits. Excluding a $2.1 million decrease from foreign currency translation, net sales increased 3.6%.
Net sales of Off-Road decreased $47.9 million, due to weak agriculture end market conditions. Net sales of Aftermarket increased $129.9 million, primarily due to volume increases of $107.5 million, driven by market share gains, favorable market conditions and destocking of inventory which negatively impacted the prior year and pricing benefits of $23.6 million.
Earnings before income taxes for the Mobile Solutions segment for the year ended July 31, 2024 were $404.5 million, or 18.0% of net sales, an increase from 15.2% of net sales for the year ended July 31, 2023. The increase was driven by higher volume, favorable product mix related to sales of replacement parts and pricing actions.

Industrial Solutions Segment
Net sales and earnings before income taxes were as follows (in millions):

	Year Ended July 31,		2024 VS 2023
	2024	2023	$ Change	% Change
Net sales
Industrial Filtration Solutions (IFS)	$901.1	$872.2	$28.9	3.3%
Aerospace and Defense	165.4	142.5	22.9	16.0
Total Industrial Solutions segment	$1,066.5	$1,014.7	$51.8	5.1%

Industrial Solutions segment earnings before income taxes	$198.8	$186.2	$12.6	6.8%
Industrial Solutions segment earnings before income taxes % of net sales	18.6%	18.4%	N/A	0.2%

(1) The impact of foreign currency translation was calculated by translating current fiscal year foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales for the Industrial Solutions segment for the year ended July 31, 2024 were $1,066.5 million, compared with $1,014.7 million for the year ended July 31, 2023, an increase of $51.8 million, or 5.1%, driven by a $33.4 million volume increase and a $16.2 million increase from pricing benefits. Excluding a $2.2 million increase from foreign currency translation, net sales increased 4.9%.
Net sales of IFS increased $28.9 million, reflecting higher sales volume in power generation and industrial dust collection from strong demand in most geographies. Net sales of aerospace and defense increased by $22.9 million due to ongoing strength in the aerospace and defense end markets.
Earnings before income taxes for the Industrial Solutions segment for the year ended July 31, 2024 were $198.8 million, or 18.6% of net sales, an increase from 18.4% of net sales for the year ended July 31, 2023.
Life Sciences Segment
Net sales and earnings before income taxes were as follows (in millions):

	Year Ended July 31,		2024 VS 2023
	2024	2023	$ Change	% Change
Life Sciences segment net sales	$269.0	$241.3	$27.7	11.5%
Life Sciences segment (losses) earnings before income taxes	$(10.4)	$9.9	$(20.3)	NM
Life Sciences segment (losses) earnings before income taxes % of net sales	(3.9)%	4.1%	N/A	(8.0)%

(1) The impact of foreign currency translation was calculated by translating current fiscal year foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales for the Life Sciences segment for the year ended July 31, 2024 were $269.0 million, compared with $241.3 million for the year ended July 31, 2023, an increase of $27.7 million, or 11.5%, driven by a $17.6 million volume increase, a $1.0 million increase from pricing benefits and a $9.7 million increase from acquisitions. Excluding a $0.6 million decrease from foreign currency translation, net sales increased 11.7%, primarily driven by strong market demand and market share gains in disk drive, sales of bioprocessing equipment and strong food and beverage markets in EMEA.
Losses before income taxes for the Life Sciences segment for the year ended July 31, 2024 were $10.4 million, or a loss of 3.9% of net sales, a decrease from earnings of 4.1% of net sales for the year ended July 31, 2023. The decrease was driven by the expected impact from investments made to scale up the Company’s recently-acquired businesses.
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
Cash Flow Summary
Cash flows were as follows (in millions):

	July 31,
	2024	2023	$ Change
Net cash provided by (used in):
Operating activities	$492.5	$544.5	$(52.0)
Investing activities	(86.9)	(327.3)	240.4
Financing activities	(355.9)	(222.2)	(133.7)
Effect of exchange rate changes on cash	(4.1)	(1.2)	(2.9)
Increase (decrease) in cash and cash equivalents	$45.6	$(6.2)	$51.8
Operating Activities
Cash provided by operating activities for the year ended July 31, 2024 was $492.5 million, compared with $544.5 million for the year ended July 31, 2023, a decrease of $52.0 million. The decrease in cash provided by operating activities was primarily driven by an increase in working capital requirements during the current year based on additional inventory needs to increase on-time deliveries, partially offset by higher earnings in the current year.

Investing Activities
Cash used in investing activities for the year ended July 31, 2024 was $86.9 million, compared with $327.3 million for the year ended July 31, 2023, a decrease of $240.4 million. The decrease in cash used in investing activities was primarily driven by lower cash used related to acquisitions. In fiscal 2023, the Company acquired Isolere and UTEC for cash consideration of $209.2 million, net of cash acquired, and invested a higher level of capital in various projects, including capacity expansion and tooling for new programs.
Financing Activities
Cash used in financing activities generally relates to the use of cash for payment of dividends and repurchases of the Company’s common stock, net of borrowing activity and proceeds from the exercise of stock options. Cash used in financing activities for the year ended July 31, 2024 was $355.9 million, compared with $222.2 million for the year ended July 31, 2023, an increase of $133.7 million. The increase was primarily driven by net debt repayments of $114.8 million due to strong operating cash flows in the current year, compared to relatively flat net debt in the prior year.
To determine the level of dividend and share repurchases, the Company considers recent and projected performance across key financial metrics, including earnings, cash flow from operations and total debt. Dividends paid for the years ended July 31, 2024 and 2023 were $122.8 million and $114.4 million, respectively. Share repurchases for the years ended July 31, 2024 and 2023 were $162.7 million and $141.8 million, respectively.
Capital Resources
Additional sources of liquidity are existing cash and available credit facilities. Cash and cash equivalents as of July 31, 2024 was $232.7 million, compared with $187.1 million as of July 31, 2023. A significant portion of the Company’s cash and cash equivalents is held by subsidiaries throughout the world as over half of the Company’s earnings occur outside the U.S. Additionally, the Company has capacity of $593.0 million available for further borrowing under existing credit facilities as of July 31, 2024.
Short-term borrowing capacity as of July 31, 2024 was as follows (in millions):

	European Commercial Paper Program	U.S. Credit Facilities	European Operations Credit Facilities	Rest of the World Credit Facilities	Total
Available short-term credit facilities	$108.3	$100.0	$48.4	$46.7	$303.4
Reductions to borrowing capacity:
Outstanding borrowings	22.8	0.2	—	5.3	28.3
Other non-borrowing reductions	—	—	38.9	25.7	64.6
Total reductions	22.8	0.2	38.9	31.0	92.9
Remaining borrowing capacity	$85.5	$99.8	$9.5	$15.7	$210.5

Weighted average interest rate as of July 31, 2024	4.34%	6.44%	N/A	0.56%	3.62%
Other non-borrowing reductions include financial instruments such as bank guarantees and foreign exchange instruments.
Long-term borrowing capacity is maintained through a $500.0 million unsecured revolving credit facility. Borrowings against the credit facility are reported on the Consolidated Balance Sheets. Borrowing capacity as of July 31, 2024 was as follows (in millions):

Revolving credit facility	$500.0
Reductions to borrowing capacity:
Outstanding borrowings	110.0
Contingent liability for standby letters of credit	7.5
Total reductions	117.5
Remaining borrowing capacity	$382.5

Weighted average interest rate as of July 31, 2024	6.44%
Certain debt agreements contain financial covenants related to interest coverage and leverage ratios, as well as other non-financial covenants. As of July 31, 2024, the Company was in compliance with all such covenants.

Capital Requirements
The Company’s cash requirements within the next 12 months include short-term borrowings, accounts payable, accrued expenses, income taxes payable, dividends payable, purchase commitments and other current liabilities. Additionally, in fiscal 2025, the Company expects its cash paid for capital expenditures to be between $85 million and $105 million, primarily associated with capacity expansion and new products and technologies.
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
Financial Condition
The Company’s total capitalization components and debt-to-capitalization ratio were as follows (in millions):

	July 31,
	2024	% of total capitalization	2023	% of total capitalization
Short-term borrowings	$28.3	1.4%	$34.1	1.7%
Current maturities of long-term debt	25.0	1.2	125.0	6.3
Long-term debt	483.4	23.9	496.6	25.1
Total debt	536.7	26.5	655.7	33.2

Total stockholders’ equity	1,489.1	73.5	1,320.7	66.8
Total capitalization	$2,025.8	100.0%	$1,976.4	100.0%
As of July 31, 2024, total debt, including short-term borrowings and long-term debt, represented 26.5% of total capitalization, defined as total debt plus total stockholders’ equity, compared with 33.2% as of July 31, 2023.
Long-term debt outstanding as of July 31, 2024 was $508.4 million compared with $621.6 million as of July 31, 2023, a decrease of $113.2 million. In fiscal 2024, the Company used strong operating cash flows to reduce the long-term debt outstanding.
Working Capital
In order to help measure and analyze the impact of working capital management, the Company calculates days sales outstanding as the average accounts receivable, net for the quarter, divided by net sales for the quarter multiplied by the number of days in the quarter. The Company calculates days inventory outstanding as the average inventories, net for the quarter, divided by cost of sales for the quarter multiplied by the number of days in the quarter. The Company calculates days payable outstanding as the average accounts payable for the quarter, divided by cost of sales for the quarter multiplied by the number of days in the quarter. The Company calculates net cash cycle as the sum of days sales outstanding and days inventory outstanding, less days payables outstanding.

Working capital measurements and analysis were as follows (in millions, except days):

	July 31,
	2024	2023	Change
Accounts receivable, net	$629.7	$599.7	$30.0
Days sales outstanding	62	64	(2)

Inventories, net	$476.7	$418.1	$58.6
Days inventory outstanding	71	69	2

Accounts payable	$379.4	$304.9	$74.5
Days payable outstanding	57	49	8

Net cash cycle	76	84	(8)
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
The outstanding debt relating to AFSI, which the Company guarantees half, was $51.0 million and $59.6 million as of July 31, 2024 and 2023, respectively. AFSI has $63.0 million in revolving credit facilities which expire in 2027 and $17.0 million in an additional multi-currency revolving credit facility which terminates upon notification of either party. The Company does not believe this guarantee will have a current or future effect on its financial condition, results of operations, liquidity or capital resources.
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
Revenue Recognition - Variable Consideration
Revenue is measured as the amount of consideration the Company expects to receive in exchange for the fulfillment of performance obligations. The transaction price of a contract could be reduced by variable consideration including volume purchase rebates and discounts, product refunds and returns. At the time of sale to a customer, the Company records an estimate of variable consideration as a reduction from gross sales. The Company primarily relies on historical experience and anticipated future performance to estimate the variable consideration. Revenue is recognized to the extent it is probable a significant reversal of revenue will not occur when the contingency is resolved.

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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. Goodwill is assessed for impairment annually or if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The Company performed its annual impairment assessment during the third quarter of fiscal 2024. The goodwill impairment assessment is conducted at a reporting unit level, which is one level below the operating segment level and utilizes either a qualitative or quantitative assessment. The Company determined the fair value for all its reporting units was substantially in excess of their respective carrying values and there were no indicators of impairment for any of the reporting units evaluated. An impairment loss would be recognized when the carrying amount of a reporting unit’s net assets exceeds the estimated fair value of the reporting unit.
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
Additionally, benefits of tax return positions are recognized in the Consolidated Financial Statements when the position is more likely than not to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that in the Company’s judgment is greater than 50% likely to be realized. The Company maintains a reserve for uncertain tax benefits that are currently unresolved and routinely monitors the potential impact of such situations. The liability for unrecognized tax benefits, accrued interest and penalties was $23.0 million and $16.7 million as of July 31, 2024 and 2023, respectively.
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

Discount Rates
The Company’s objective in selecting a discount rate is to select the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date, taking into account the nature and duration of the benefit obligations of the plan. In making this best estimate, the Company looks at the rates of return on high-quality fixed-income investments currently available and expected to be available, during the period to maturity of the benefits. This process includes assessing the universe of bonds available on the measurement date with a quality rating of Aa or better. Similar appropriate benchmarks are used to determine the discount rate for the non-U.S. plans. The Company utilized a 5.44% and 5.58% weighted average discount rate for its U.S. plans for the years ended July 31, 2024 and 2023, respectively. The Company used a 4.33% and 4.80% weighted average discount rate for its non-U.S. plans for the years ended July 31, 2024 and 2023, respectively.
Expected Long-Term Rate of Return on Plan Assets
The Company considers historical returns and future expected returns for each asset class, as well as the target asset allocation to develop the assumption for each of its U.S. pension plans. The assumption for non-U.S. pension plans reflects the investment allocation and expected total portfolio returns specific to each plan and country.
The Company utilized a 6.16% and 5.66% asset-based weighted average expected return on plan assets for its U.S. plans for the years ended July 31, 2024 and 2023, respectively. The Company utilized a 5.01% and 4.39% asset-based weighted average expected return on plan assets for its non-U.S. plans for the years ended July 31, 2024 and 2023, respectively. The expected returns on plan assets are used to develop the following fiscal years’ expense for the plans.
Alternative Assumptions
If the Company were to use alternative assumptions for its pension plans as of July 31, 2024, a one percentage point change in the assumptions would impact fiscal 2024 net periodic benefit cost as follows (in millions):

	+1%	(1)%
Rate of return	$(4.3)	$4.3
Discount rate	$(0.3)	$0.4
The Company’s net periodic benefit cost recognized in the Consolidated Statements of Earnings was $6.6 million, $6.2 million and $2.8 million for the years ended July 31, 2024, 2023 and 2022, respectively. While changes to the Company’s pension plan assumptions would not be expected to impact its net periodic benefit cost by a material amount, such changes could significantly impact the Company’s projected benefit obligation.
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
New Accounting Standard Not Yet Adopted
For the new accounting standards not yet adopted, refer to Note 1 Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.
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
These forward-looking statements speak only as of the date such statements are made and are subject to risks and uncertainties that could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed. These factors include, but are not limited to, challenges in global operations; impacts of global economic, industrial and political conditions on product demand; impacts from unexpected events; effects of unavailable raw materials, significant demand fluctuations or material cost changes; inability to attract and retain qualified personnel; inability to meet customer demand; inability to maintain competitive advantages; threats from disruptive technologies; effects of highly competitive markets with pricing pressure; exposure to customer concentration in certain cyclical industries; inability to manage productivity improvements; inability to achieve commitments related to ESG; results of execution of any acquisition, divestiture and other strategic transactions; vulnerabilities associated with information technology systems and security; inability to protect and enforce intellectual property rights; costs associated with governmental laws and regulations; impacts of foreign currency fluctuations; and effects of changes in capital and credit markets. These and other factors are described in Part I, Item 1A, “Risk Factors” of this Annual Report. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.
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
During fiscal 2024, the U.S. dollar was generally stronger than in fiscal 2023 compared with many of the currencies of the foreign countries in which the Company operates. The overall stronger dollar had a negative impact on the Company’s international net sales and net earnings because the foreign denominated revenues translated into less U.S. dollars in many regions around the world. The estimated impact of foreign currency translation for the year ended July 31, 2024 resulted in an overall decrease in reported net sales of $0.5 million and a decrease in reported net earnings of $0.8 million.

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
Foreign Currency Forward Contracts - Cash Flow Hedges and Derivatives Not Designated as Hedging Instruments
The Company buys materials from foreign suppliers. Those transactions can be denominated in those suppliers’ local currency. The Company also sells to customers in foreign countries. Those transactions can be denominated in those customers’ local currency. Both of these transaction types can create volatility in the Company’s financial statements. The Company uses foreign currency forward contracts to manage those exposures and fluctuations. These contracts generally mature in 12 months or less, which is consistent with the forecasts of the related purchases and sales. Certain contracts are designated as cash flow hedges, whereas the remaining contracts, most of which are related to certain intercompany transactions which offset balance sheet exposure, are not designated as hedging instruments. The total notional amounts of the foreign currency forward contracts designated as hedges as of July 31, 2024 and 2023 were $32.3 million and $84.9 million, respectively. The total notional amounts of the foreign currency forward contracts not designated as hedges as of July 31, 2024 and 2023 were $249.7 million and $147.5 million, respectively.
Net Investment Hedges
The Company uses fixed-to-fixed cross-currency swap agreements to hedge its exposure to adverse foreign currency exchange rate movements for its operations in Europe. The Company has elected the spot method for designating these contracts as net investment hedges.
The total notional amount of net investment hedges as of July 31, 2024 and 2023 was €80 million, or $88.8 million. The maturity dates range from 2027 to 2029.
Based on the net investment hedges outstanding as of July 31, 2024, a 10% appreciation of the U.S. dollar compared to the Euro, would result in a net gain of $7.9 million in the fair value of these contracts.
Interest Rates
The Company’s exposure to market risk for changes in interest rates primarily relates to debt obligations that are at variable rates, as well as the potential increase in the fair value of long-term debt resulting from a potential decrease in interest rates. As of July 31, 2024, the Company’s financial liabilities with exposure to changes in interest rates consisted of $110.0 million, outstanding on the Company’s unsecured revolving credit facility, €80.0 million, or $86.6 million, of a variable rate term loan and ¥2.0 billion, or $13.4 million, of variable rate senior notes. As of July 31, 2024, short-term borrowings outstanding consisted of $28.3 million. Assuming a hypothetical 0.5 percentage point increase in short-term interest rates, with all other variables remaining constant, interest expense would have increased approximately $1.2 million in the 12 months ended July 31, 2024. The Company had no interest rate hedging agreements in fiscal year 2024 or 2023. Interest rate changes would also affect the fair market value of fixed-rate debt. As of July 31, 2024, the estimated fair values of fixed interest rate long-term debt were $267.7 million compared to the carrying values of $300.0 million. The fair values are estimated by discounting the projected cash flows using the interest rates at which similar amounts of debt could currently be borrowed.
In addition, the Company is exposed to market risk for changes in interest rates for the impact to its qualified defined benefit pension plans. The plans’ projected benefit obligation is inversely related to changes in interest rates. Consistent with published bond indices, in fiscal 2024, the Company decreased its weighted average discount rate from 5.58% to 5.44% on its U.S. plans and decreased its weighted average discount rate from 4.80% to 4.33% on its non-U.S. plans. To protect against declines in interest rates, the pension plans hold high-quality, long-duration bonds. The rates impact both the projected benefit obligation and the fair value of the plan assets and hence, the funded status of the plans. The plans were overfunded by $9.6 million as of July 31, 2024, since the fair value of the plan assets exceeded the projected benefit obligation.
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

Bankers’ Acceptance Notes
Consistent with common business practice in APAC, the Company has subsidiaries which accept bankers’ acceptance notes from their customers in settlement of certain customer billed accounts receivable. Bankers’ acceptance notes represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers’ acceptance note as of the maturity date. The maturity dates of bankers’ acceptance notes vary, but it is the Company’s policy to only accept bankers’ acceptance notes with maturity dates no more than 180 days from the date of the Company’s receipt of such draft. As of July 31, 2024 and 2023, the Company owned $8.4 million and $13.2 million, respectively, of these bankers’ acceptance notes and includes them in accounts receivable on the Consolidated Balance Sheets.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Donaldson Company, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Donaldson Company, Inc. and its subsidiaries (the "Company") as of July 31, 2024 and 2023, and the related consolidated statements of earnings, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended July 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of July 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition - Product Sales

As described in Notes 1 and 3 to the consolidated financial statements, net sales were $3,586.3 million for the year ended July 31, 2024, of which a majority pertains to product sales. Revenue is measured as the amount of consideration the Company expects to receive in exchange for the fulfillment of performance obligations. For most customer contracts, the Company recognizes revenue at a point in time when control of the goods is transferred to the customer. For product sales, control is typically deemed to have transferred in accordance with the shipping terms, either at the time of shipment from the plants or distribution centers or the time of delivery to the customers. The transaction price of a contract could be reduced by variable consideration including volume, purchase rebates and discounts, product refunds and returns. At the time of sale to a customer, the Company records an estimate of variable consideration as a reduction from gross sales. Revenue is recognized to the extent it is probable a significant reversal of revenue will not occur when the contingency is resolved.

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
September 27, 2024

We have served as the Company’s auditor since 2002.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)

	Year Ended July 31,
	2024	2023	2022
Net sales	$3,586.3	$3,430.8	$3,306.6
Cost of sales	2,311.9	2,270.2	2,239.2
Gross profit	1,274.4	1,160.6	1,067.4
Selling, general and administrative	636.7	602.3	554.8
Research and development	93.6	78.1	69.1
Operating expenses	730.3	680.4	623.9
Operating income	544.1	480.2	443.5
Interest expense	21.4	19.2	14.9
Other income, net	(12.6)	(7.7)	(9.8)
Earnings before income taxes	535.3	468.7	438.4
Income taxes	121.3	109.9	105.6
Net earnings	$414.0	$358.8	$332.8

Weighted average shares – basic	120.7	121.8	123.7
Weighted average shares – diluted	122.6	123.6	125.2

Net earnings per share – basic	$3.43	$2.95	$2.69
Net earnings per share – diluted	$3.38	$2.90	$2.66
See Notes to Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended July 31,
	2024	2023	2022
Net earnings	$414.0	$358.8	$332.8
Other comprehensive income:
Foreign currency translation (loss) income	(24.2)	34.0	(99.6)
Pension liability adjustment, net of deferred taxes of $0.8, $(0.3) and $(2.1), respectively	(1.9)	0.3	7.2
Derivatives:
(Loss) gain on hedging derivatives, net of deferred taxes of $0.2, $0.5 and $(2.0), respectively	(0.6)	(1.4)	7.2
Reclassification of hedging derivatives to net earnings, net of taxes of $0.0, $(0.1) and $0.5, respectively	0.3	0.2	(2.2)
Total derivatives	(0.3)	(1.2)	5.0
Net other comprehensive (loss) income	(26.4)	33.1	(87.4)
Comprehensive income	$387.6	$391.9	$245.4
See Notes to Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

	As of July 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$232.7	$187.1
Accounts receivable, less allowances of $6.3 and $8.3, respectively	629.7	599.7
Inventories, net	476.7	418.1
Prepaid expenses and other current assets	99.0	81.1
Total current assets	1,438.1	1,286.0
Property, plant and equipment, net	645.5	652.9
Goodwill	478.4	481.1
Intangible assets, net	171.9	188.1
Other long-term assets	180.4	162.4
Total assets	$2,914.3	$2,770.5

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$28.3	$34.1
Current maturities of long-term debt	25.0	125.0
Accounts payable	379.4	304.9
Accrued employee compensation and related taxes	140.9	119.4
Deferred revenue	19.7	25.3
Income taxes payable	42.6	32.3
Dividend payable	32.5	30.4
Other current liabilities	114.1	85.0
Total current liabilities	782.5	756.4
Long-term debt	483.4	496.6
Non-current income taxes payable	39.8	56.5
Deferred income taxes	16.1	32.3
Other long-term liabilities	103.4	108.0
Total liabilities	1,425.2	1,449.8

Commitments and contingencies (Note 18)

Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued	758.2	758.2
Additional paid-in capital	26.8	24.8
Retained earnings	2,377.5	2,087.8
Accumulated other comprehensive loss	(198.9)	(172.5)
Treasury stock, 31,533,192 and 30,528,696 shares, respectively, at cost	(1,474.5)	(1,377.6)
Total stockholders’ equity	1,489.1	1,320.7
Total liabilities and stockholders’ equity	$2,914.3	$2,770.5
See Notes to Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended July 31,
	2024	2023	2022
Operating Activities
Net earnings	$414.0	$358.8	$332.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	98.4	92.3	93.8
Equity in earnings of affiliates, net of distributions	(4.7)	(1.0)	0.3
Deferred income taxes	(24.3)	(15.3)	(1.4)
Stock-based compensation expense	22.0	20.4	20.4
Other, net	3.7	7.3	10.6
Changes in operating assets and liabilities, excluding effect of acquired businesses:
Accounts receivable, net	(39.4)	30.1	(100.8)
Inventories, net	(65.6)	99.8	(147.8)
Prepaid expenses and other current assets	(28.3)	16.8	(10.5)
Accounts payable	80.3	(39.0)	51.1
Income taxes payable	4.4	(11.5)	4.9
Deferred revenue	(5.3)	2.1	8.3
Accrued employee compensation and related taxes and other current liabilities	37.3	(16.3)	(8.9)
Net cash provided by operating activities	492.5	544.5	252.8

Investing Activities
Purchases of property, plant and equipment	(85.6)	(118.5)	(85.5)
Proceeds from sale of property, plant and equipment	0.7	0.4	0.4
Acquisitions, net of cash acquired	(2.0)	(209.2)	(68.9)
Net cash used in investing activities	(86.9)	(327.3)	(154.0)

Financing Activities
Proceeds from long-term debt	119.7	189.2	289.3
Repayments of long-term debt	(228.8)	(219.6)	(90.0)
Change in short-term borrowings	(5.7)	30.4	(43.9)
Purchase of treasury stock	(162.7)	(141.8)	(170.6)
Payment of contingent consideration	(1.7)	—	—
Dividends paid	(122.8)	(114.4)	(110.1)
Tax withholding for stock compensation transactions	(8.0)	(4.3)	(1.8)
Exercise of stock options	54.1	38.3	12.9
Net cash used in financing activities	(355.9)	(222.2)	(114.2)
Effect of exchange rate changes on cash	(4.1)	(1.2)	(14.1)
Increase (decrease) in cash and cash equivalents	45.6	(6.2)	(29.5)
Cash and cash equivalents, beginning of year	187.1	193.3	222.8
Cash and cash equivalents, end of year	$232.7	$187.1	$193.3

Supplemental Cash Flow Information
Income taxes paid	$147.8	$140.9	$102.4
Interest paid	$23.4	$20.9	$12.2
Supplemental Disclosure of Non-Cash Operating and Investing Transactions
Accrued property, plant and equipment additions	$14.2	$18.5	$16.3
Leased assets obtained in exchange for new operating lease liabilities	$22.7	$32.3	$17.0
See Notes to Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance July 31, 2021	$758.2	$3.2	$1,623.8	$(118.2)	$(1,129.9)	$1,137.1
Comprehensive income
Net earnings			332.8			332.8
Foreign currency translation				(99.6)		(99.6)
Pension liability adjustment, net of deferred taxes				7.2		7.2
Gains on hedging derivatives, net of deferred taxes				7.2		7.2
Reclassification of gains on hedging derivatives to net earnings				(2.2)		(2.2)
Comprehensive income						245.4
Treasury stock acquired					(170.6)	(170.6)
Stock options exercised		(2.5)			15.8	13.3
Stock compensation expense		20.5			(0.1)	20.4
Deferred stock and other activity		(4.2)	(0.2)		2.7	(1.7)
Dividends declared ($0.90 per share)			(110.7)			(110.7)
Balance July 31, 2022	758.2	17.0	1,845.7	(205.6)	(1,282.1)	1,133.2
Comprehensive income
Net earnings			358.8			358.8
Foreign currency translation				34.0		34.0
Pension liability adjustment, net of deferred taxes				0.3		0.3
Losses on hedging derivatives, net of deferred taxes				(1.4)		(1.4)
Reclassification of losses on hedging derivatives to net earnings				0.2		0.2
Comprehensive income						391.9
Treasury stock acquired					(141.8)	(141.8)
Stock options exercised		(5.2)			42.1	36.9
Stock compensation expense		20.2			0.2	20.4
Deferred stock and other activity		(7.2)	(0.3)		4.0	(3.5)
Dividends declared ($0.96 per share)			(116.4)			(116.4)
Balance July 31, 2023	758.2	24.8	2,087.8	(172.5)	(1,377.6)	1,320.7
Comprehensive income
Net earnings			414.0			414.0
Foreign currency translation				(24.2)		(24.2)
Pension liability adjustment, net of deferred taxes				(1.9)		(1.9)
Losses on hedging derivatives, net of deferred taxes				(0.6)		(0.6)
Reclassification of losses on hedging derivatives to net earnings				0.3		0.3
Comprehensive income						387.6
Treasury stock acquired					(163.3)	(163.3)
Stock options exercised		(6.4)			59.4	53.0
Stock compensation expense		21.8			0.2	22.0
Deferred stock and other activity		(13.4)	0.6		6.8	(6.0)
Dividends declared ($1.04 per share)			(124.9)			(124.9)
Balance July 31, 2024	$758.2	$26.8	$2,377.5	$(198.9)	$(1,474.5)	$1,489.1
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
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and all its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company’s joint ventures are not majority-owned and are accounted for under the equity method. The Company is party to joint ventures with Advanced Filtration Systems Inc. (AFSI) and PT Panata Jaya Mandiri (PTPJM), both of which are considered related parties. The investment and earnings from joint ventures are not material.
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
Operating Environment
Foreign Currency Translation
For most foreign operations, local currencies are considered the functional currency. Assets and liabilities of non-U.S. dollar functional currency entities are translated to U.S. dollars at fiscal year end exchange rates and the resulting gains and losses arising from the translation of net assets located outside the U.S. are recorded as a cumulative translation adjustment, a component of accumulated other comprehensive loss on the Consolidated Balance Sheets. Elements of the Consolidated Statements of Earnings are translated at average exchange rates in effect during the fiscal year. Foreign currency transaction losses are included in other income, net in the Consolidated Statements of Earnings and were $1.7 million, $6.4 million and $6.3 million in the years ended July 31, 2024, 2023 and 2022, respectively.
Cash Equivalents
The Company considers all highly liquid temporary investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost which approximates market value.
Revenue Recognition
Revenue is measured as the amount of consideration the Company expects to receive in exchange for the fulfillment of performance obligations. The transaction price of a contract could be reduced by variable consideration including volume purchase rebates and discounts, product refunds and returns. At the time of sale to a customer, the Company records an estimate of variable consideration as a reduction from gross sales. The Company primarily relies on historical experience and anticipated future performance to estimate the variable consideration. Revenue is recognized to the extent it is probable a significant reversal of revenue will not occur when the contingency is resolved. The Company accounts for amounts billed to customers for reimbursement of shipping and handling costs by recording these amounts as revenue and accruing costs when the related revenue is recognized.
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
The Company does not pay upfront sales commissions on contracts when the related contract period is greater than one year and thus has not capitalized any amounts as of July 31, 2024 and 2023, see Note 3.
Shipping and Handling
Shipping and handling costs on products sold of $91.5 million, $91.2 million and $96.4 million are classified as a component of operating expenses in the Consolidated Statements of Earnings for the years ended July 31, 2024, 2023 and 2022, respectively.
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
Factoring Arrangements
The Company has agreements with financial institutions to sell certain trade receivables from customers without recourse. The Company accounts for trade receivable transfers as sales and de-recognizes the sold receivables from the Consolidated Balance Sheets. During fiscal 2024, the Company sold $29.9 million receivables under factoring agreements. Costs incurred on these sales during the year ended July 31, 2024 were $1.7 million and are included in the cost of sales within the Consolidated Statements of Earnings. Cash received from selling receivables of $28.2 million is presented as a change in accounts receivable within the operating section of the Consolidated Statements of Cash Flow.
Inventories
Inventories are stated at the lower of cost and net realizable value. U.S. inventories are valued using the last-in, first-out (LIFO) method while the non-U.S. inventories are valued using the first-in, first-out (FIFO) method. Inventories valued at LIFO were approximately 35.3% and 29.7% of total inventories as of July 31, 2024 and 2023, respectively. For inventories valued under the LIFO method, the FIFO cost exceeded the LIFO carrying values by $51.3 million and $56.1 million as of July 31, 2024 and 2023, respectively. Results of operations for all periods presented were not materially affected by the liquidation of LIFO inventory.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Additions, improvements or major renewals are capitalized while expenditures that do not enhance or extend the asset’s useful life are expensed as incurred. Depreciation is computed using the straight-line method. Depreciation expense was $82.8 million, $80.9 million and $85.1 million in the years ended July 31, 2024, 2023 and 2022, respectively. The estimated useful lives of property, plant and equipment are 10 to 40 years for buildings, including building improvements and three to 10 years for machinery and equipment, see Note 5.
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
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. Goodwill is assessed for impairment annually or if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The Company performed its annual impairment assessment during the third quarter of fiscal 2024. The goodwill impairment assessment is conducted at a reporting unit level, which is one level below the operating segment level and utilizes either a qualitative or quantitative assessment. The Company determined the fair value for all its reporting units was substantially in excess of their respective carrying values and there were no indicators of impairment for any of the reporting units evaluated. An impairment loss would be recognized when the carrying amount of a reporting unit’s net assets exceeds the estimated fair value of the reporting unit, see Note 6.
Intangible assets, comprised of customer relationships, trademarks, technology and patents and non-compete agreements, are amortized on a straight-line basis over their estimated useful lives of 2 to 22 years.
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
Recoverability of Long-Lived Assets
The Company reviews its long-lived assets, including identifiable intangibles, for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the carrying value is reduced to the fair market value. There were no indicators of impairment or impairment charges recorded for the years ended July 31, 2024, 2023 and 2022.
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
New Significant Accounting Standards Recently Adopted
There were no new significant accounting standards adopted in fiscal 2024 or 2023 that had a material impact on the Company’s financial statements.
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
Acquisitions
There have been no material acquisitions in fiscal 2024.
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

2023 Purchase Price Summary
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
Purilogics, LLC (Purilogics)
In the fourth quarter of fiscal 2022, the Company acquired Purilogics, headquartered in Greenville, South Carolina, for cash consideration of approximately $19.9 million, net of cash acquired. The transaction included a maximum payout of $29.0 million in contingent consideration related to developing manufacturing capabilities, creating future technologies and attaining certain business performance results. Purilogics is a biotechnology company that leverages a novel technology platform for the development of membrane chromatography products. Purilogics offers a broad portfolio of purification tools for a wide range of biologics. Purilogics’ proprietary formulations and processes create membranes that have significant competitive advantages, enabling faster and more cost-effective production of increasingly complex biologic drugs. Purilogics is reported within the Company’s Life Sciences segment. Purchase accounting was finalized in the second quarter of fiscal 2023. Net sales of Purilogics were immaterial to the Consolidated Statements of Earnings for the year ended July 31, 2022.
Solaris Biotechnology S.r.l. (Solaris)
In the second quarter of fiscal 2022, the Company acquired Solaris, headquartered in Porto Mantovano, Italy, with U.S. operations based in Berkeley, California, for cash consideration of approximately €41 million, or $45.7 million, net of cash acquired. Solaris designs and manufactures bioprocessing equipment, including bioreactors, fermenters and tangential flow filtration systems for use in food and beverage, biotechnology and other life sciences markets. Solaris is reported within the Company’s Life Sciences segment. Purchase accounting was finalized in the fourth quarter of fiscal 2022. Net sales of Solaris were immaterial to the Consolidated Statements of Earnings for the year ended July 31, 2022.
Pearson Arnold Industrial Services (PAIS)
In the second quarter of fiscal 2022, the Company acquired PAIS, headquartered in the U.S., for cash consideration of approximately $3.3 million, net of cash acquired. PAIS provides equipment, parts and services for dust, mist and fume collection systems, industrial fans and compressed air systems. PAIS is reported within the Company’s Industrial Filtration Solutions (IFS) business in the Industrial Solutions segment. Goodwill and intangible assets acquired are deductible for tax purposes. Purchase accounting was finalized in the fourth quarter of fiscal 2022. Net sales of PAIS were immaterial to the Consolidated Statements of Earnings for the year ended July 31, 2022.
Equity Method Investments
Subsequent to year end, on August 9, 2024, the Company acquired a 49% non-controlling stake in Medica S.p.A. (Medica), headquartered in Medolla, Italy, for cash consideration of approximately €62 million, or $68 million. Medica is a leader in hollow fiber membrane filtration technology for medical applications and water purification. The Company has the option to acquire the remaining 51% stake in four years.
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
Revenue Disaggregation
Net sales, generally disaggregated by location where the customer’s order was placed, were as follows (in millions):

	Year Ended July 31,
	2024	2023	2022
U.S. and Canada	$1,583.1	$1,464.7	$1,336.8
Europe, Middle East and Africa (EMEA)	1,012.9	1,007.8	963.6
Asia Pacific (APAC)	601.5	608.8	669.0
Latin America (LATAM)	388.8	349.5	337.2
Total net sales	$3,586.3	$3,430.8	$3,306.6
See Note 19 for net sales disaggregated by segment and business unit.
Contract Assets and Liabilities
The satisfaction of performance obligations and the resulting recognition of revenue typically correspond with billing of the customer. In limited circumstances, the customer may be billed at a time later than when revenue is recognized, resulting in contract assets, which are reported in other current assets on the Consolidated Balance Sheets. Contract assets were $15.9 million and $13.3 million as of July 31, 2024 and 2023, respectively. In other limited circumstances, the customer may make a payment at a time earlier than when revenue is recognized and prior to the satisfaction of performance obligations, resulting in contract liabilities, which are reported in deferred revenue on the Consolidated Balance Sheets. Contract liabilities were $19.7 million and $25.3 million as of July 31, 2024 and 2023, respectively.
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
Note 4. Inventories, Net
The components of inventories, net were as follows (in millions):

	July 31,
	2024	2023
Raw materials	$177.4	$155.1
Work in process	61.2	50.9
Finished products	238.1	212.1
Total inventories, net	$476.7	$418.1
Note 5. Property, Plant and Equipment, Net
The components of property, plant and equipment, net were as follows (in millions):

	July 31,
	2024	2023
Land	$29.5	$29.3
Buildings	451.9	430.8
Machinery and equipment	1,052.1	989.0
Computer software	134.7	142.0
Construction in progress	68.4	107.7
Less accumulated depreciation	(1,091.1)	(1,045.9)
Total property, plant and equipment, net	$645.5	$652.9

Note 6. Goodwill and Intangible Assets
Goodwill
The Company allocates goodwill to reporting units within its Mobile Solutions, Industrial Solutions and Life Sciences segments. There were no dispositions or impairment charges recorded during the years ended July 31, 2024, 2023 and 2022. Goodwill is assessed for impairment annually during the third quarter of the fiscal year, or more frequently if events or changes in circumstances indicate the asset may be impaired. The Company performed its annual impairment assessment during the third quarter of fiscal 2024 and did not record any impairment as a result of this assessment.
Goodwill by reportable segment was as follows (in millions):

	Mobile Solutions Segment	Industrial Solutions Segment	Life Sciences Segment	Total Goodwill
Balance as of July 31, 2022	$25.3	$282.1	$38.4	$345.8
Goodwill acquired	—	—	125.1	125.1
Foreign exchange translation	0.2	7.0	3.0	10.2
Balance as of July 31, 2023	$25.5	$289.1	$166.5	$481.1
Goodwill acquired	—	1.9	—	1.9
Purchase price adjustments	—	—	(1.1)	(1.1)
Foreign exchange translation	(0.1)	(1.1)	(2.3)	(3.5)
Balance as of July 31, 2024	$25.4	$289.9	$163.1	$478.4
Intangible Assets
Intangible assets recognized from the UTEC acquisition in fiscal 2023 were $52.5 million, of which $43.2 million was technology with an 18 year useful life, $6.7 million was trademarks with a 10 year useful life, $1.4 million was non-competition agreements with a two year useful life and $1.2 million was customer relationships with a 10 year useful life. Purchase accounting was finalized in the third quarter of fiscal 2024.
Intangible assets recognized from the Isolere acquisition in fiscal 2023 were $44.5 million, of which $41.7 million was technology with a 20 year useful life, trademarks and tradenames were $1.5 million with a 10 year useful life and non-competition agreements were $1.3 million with a three year useful life. Purchase accounting was finalized in the first quarter of fiscal 2024.
There was a foreign currency translation loss of $1.4 million in fiscal 2024 and translation gain of $3.2 million in fiscal 2023.
Intangible asset classes were as follows (in millions):

	Year Ended July 31, 2024
	Weighted Amortizable Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	9.4	$77.4	$(39.9)	$37.5
Trademarks	8.1	14.2	(3.8)	10.4
Technology and patents	16.7	142.4	(20.4)	122.0
Non-compete agreements	2.7	3.9	(1.9)	2.0
Total intangible assets		$237.9	$(66.0)	$171.9

	Year Ended July 31, 2023
	Weighted Amortizable Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	10.8	$107.8	$(65.6)	$42.2
Trademarks	9.0	15.9	(3.9)	12.0
Technology and patents	17.6	149.7	(19.2)	130.5
Non-compete agreements	3.1	4.0	(0.6)	3.4
Total intangible assets		$277.4	$(89.3)	$188.1

Intangible asset amortization expense was $15.7 million, $11.4 million and $9.2 million for the fiscal 2024, 2023 and 2022, respectively and is included in operating expenses in the Consolidated Statements of Earnings. Amortization expense relating to existing intangible assets as of July 31, 2024 was as follows (in millions):

2025	$15.3
2026	14.1
2027	13.7
2028	13.2
2029	12.1
Thereafter	103.5
Total amortization expense	$171.9
Note 7. Short-Term Borrowings and Long-Term Debt
Short-Term Borrowings
Short-term borrowings were as follows (in millions):

	European Commercial Paper Program		U.S. Credit Facilities		European Operations Credit Facilities		Rest of the World Credit Facilities		Total
	Year Ended July 31,
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Available credit facilities	$108.3	$110.3	$100.0	$100.0	$48.4	$45.0	$46.7	$50.8	$303.4	$306.1
Reductions to borrowing capacity:
Outstanding borrowings	22.8	24.3	0.2	9.8	—	—	5.3	—	28.3	34.1
Other non-borrowing reductions	—	—	—	—	38.9	28.8	25.7	18.8	64.6	47.6
Total reductions	22.8	24.3	0.2	9.8	38.9	28.8	31.0	18.8	92.9	81.7
Remaining borrowing capacity	$85.5	$86.0	$99.8	$90.2	$9.5	$16.2	$15.7	$32.0	$210.5	$224.4

Weighted average interest rate as of July 31, 2024 and 2023	4.34%	4.09%	6.44%	6.17%	N/A	N/A	0.56%	N/A	3.62%	4.69%
Other non-borrowing reductions include financial instruments such as bank guarantees and foreign currency exchange instruments. Commitment fees for the years ended July 31, 2024 and 2023 were not material.

Long-Term Debt
Long-term debt was as follows:

					Interest Rate		Outstanding Balance (in millions)
Financial Instrument	Fixed or Variable	Amount		Maturity Date	July 31, 2024	July 31, 2023	July 31, 2024	July 31, 2023
Unsecured senior notes	Fixed	$125.0 million		March 27, 2024	3.72%	3.72%	$—	$125.0
Unsecured senior notes	Fixed	$125.0 million		June 17, 2030	3.18%	3.18%	125.0	125.0
Unsecured senior notes	Fixed	$100.0 million		August 5, 2031	2.50%	2.50%	100.0	100.0
Unsecured revolving credit facility	Variable	$500.0 million		May 21, 2026	6.44%	5.09%	110.0	96.2
Unsecured term loan	Variable	€80.0 million		March 26, 2029	4.69%	4.41%	86.6	88.2
Unsecured senior notes	Fixed	$50.0 million		November 5, 2028	2.12%	2.12%	50.0	50.0
Unsecured senior notes	Fixed	$25.0 million		April 16, 2025	2.93%	2.93%	25.0	25.0
Unsecured term loan	Variable	¥1.0	billion	July 31, 2028	0.76%	0.57%	6.7	7.0
Unsecured term loan	Variable	¥1.0	billion	July 15, 2026	0.68%	0.49%	6.7	7.0
Debt issuance costs, net							(1.6)	(1.8)
Subtotal							508.4	621.6
Less current maturities							(25.0)	(125.0)
Total long-term debt							$483.4	$496.6
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
Certain debt agreements contain financial covenants related to interest coverage and leverage ratios, as well as other non-financial covenants. As of July 31, 2024, the Company was in compliance with all such covenants.
The Company has long-term borrowing capacity of $382.5 million available for further borrowing under the existing credit facility as of July 31, 2024. The remaining borrowing capacity has been reduced for standby letters of credit as discussed in Note 17.
Future maturities of the Company’s long-term debt as of July 31, 2024 were as follows (in millions):

2025	$25.0
2026	116.7
2027	—
2028	6.7
2029	136.6
Thereafter	225.0
Total future maturities payments	510.0
Less debt issuance costs, net	(1.6)
Total future maturities payments, net of debt issuance costs	$508.4

Note 8. Income Taxes
The components of earnings before income taxes were as follows (in millions):

	Year Ended July 31,
	2024	2023	2022
U.S.	$233.4	$178.0	$132.8
Foreign	301.9	290.7	305.6
Total	$535.3	$468.7	$438.4
The components of the provision for income taxes were as follows (in millions):

	Year Ended July 31,
	2024	2023	2022
Current
Federal	$47.2	$38.1	$17.4
State	8.8	7.3	4.9
Foreign	89.6	79.8	84.7
Total current	145.6	125.2	107.0

Deferred
Federal	(16.1)	(13.3)	2.8
State	(1.7)	(1.8)	(0.3)
Foreign	(6.5)	(0.2)	(3.9)
Total deferred	(24.3)	(15.3)	(1.4)
Total provision for income taxes	$121.3	$109.9	$105.6
The reconciliation of the U.S. statutory federal income tax rate with the effective income tax rate was as follows:

	Year Ended July 31,
	2024	2023	2022
U.S. statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes	1.2	0.9	0.9
Foreign operations	2.7	3.8	3.6
Global Intangible Low Tax Income	0.2	0.2	0.3
Foreign Derived Intangible Income	(1.3)	(1.6)	(0.6)
Research and development credit	(0.9)	(0.7)	(0.6)
Change in unrecognized tax benefits	1.2	—	(0.8)
Tax benefits on stock-based compensation	(1.2)	(0.7)	(0.5)
Other	(0.2)	0.5	0.8
Effective income tax rate	22.7%	23.4%	24.1%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities were as follows (in millions):

	July 31,
	2024	2023
Deferred tax assets
Accrued expenses	$14.3	$12.2
Compensation and retirement plans	26.6	24.7
Capitalization of R&D costs	32.9	17.6
Net operating loss (NOL) and tax credit carryforwards	17.6	15.1
Operating lease assets	15.6	15.0
Other	6.2	6.2
Gross deferred tax assets	113.2	90.8
Valuation allowance	(9.1)	(6.4)
Deferred tax assets, net of valuation allowance	104.1	84.4
Deferred tax liabilities
Depreciation and amortization	(74.5)	(79.5)
Operating lease liabilities	(14.9)	(15.1)
Other	(3.8)	(4.2)
Deferred tax liabilities	(93.2)	(98.8)
Net deferred tax asset (liability)	$10.9	$(14.4)
The activity in the NOL and tax credit valuation allowances was as follows (in millions):

	Year Ended July 31,
	2024	2023	2022
Balance as of beginning of year	$(6.4)	$(3.4)	$(4.6)
Additions charged to costs and expenses	(3.6)	(3.0)	(0.9)
Deductions from reserves	0.9	—	2.1
Balance as of end of year	$(9.1)	$(6.4)	$(3.4)

As of July 31, 2024, the Company had deferred tax assets related to U.S. federal foreign tax credits of $6.3 million, related to state research and development credits of $3.4 million and related to foreign operating loss carryovers of $6.4 million. The U.S. federal tax credits will expire after 10 years, the state portion after one to 20 years and the foreign portion has an indefinite carryover period. As of July 31, 2024, the Company had provided $9.1 million for a valuation allowance against certain of these deferred tax assets based on management’s determination it is more likely than not the tax benefits related to these assets will not be realized.
As of July 31, 2024, the total undistributed earnings of the Company’s non-U.S. subsidiaries were $1.4 billion, of which $1.0 billion were not considered indefinitely reinvested. The Company is subject to foreign withholding taxes on a small portion of these earnings distributable in the future in the form of dividends. Thus, the Company provides for foreign withholding taxes payable upon future dividend distributions of the earnings not considered indefinitely reinvested annually. For the year ended July 31, 2024, the Company recognized a tax charge of $6.6 million related to these foreign withholding taxes. The remaining $380.8 million of earnings are considered indefinitely reinvested and it is not practicable to estimate, within any reasonable range, the additional taxes that may be payable on the potential distribution of the portion of the undistributed earnings considered indefinitely reinvested.
The transition tax related to the U.S. Tax Cuts and Jobs Act of 2017 on undistributed earnings was accrued in fiscal 2018 and it is payable over an eight year period. The portion not due within 12 months classified in non-current income taxes payable on the Consolidated Balance Sheets as of July 31, 2024 was $22.1 million.

The reconciliation of the beginning and ending amount of gross unrecognized tax benefits was as follows (in millions):

	Year Ended July 31,
	2024	2023	2022
Balance as of beginning of year	$15.0	$15.2	$18.7
Additions for tax positions of the current year	2.8	2.5	2.7
Additions for tax positions of prior years	6.2	—	—
Reductions for tax positions of prior years	(0.1)	0.1	(1.1)
Reductions due to lapse of applicable statute of limitations	(3.1)	(2.8)	(5.1)
Balance as of end of year	$20.8	$15.0	$15.2
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income taxes in the Consolidated Statements of Earnings. As of July 31, 2024 and 2023, accrued interest and penalties on a gross basis were $2.2 million and $1.7 million, respectively. During the year ended July 31, 2024, the Company recognized interest expense, net of tax benefit, of $0.8 million. If the Company were to prevail on all unrecognized tax benefits recorded, substantially all the unrecognized tax benefits would benefit the effective tax rate. With an average statute of limitations of five years, up to $3.1 million of the unrecognized tax benefits could potentially expire in the next 12 months, unless extended by an audit.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The U.S. Internal Revenue Service has completed examinations of the Company’s U.S. federal income tax returns through fiscal 2020. With few exceptions, the Company is no longer subject to state and foreign income tax examinations by tax authorities for years before fiscal 2019.
The Company believes it is remote that any adjustment necessary to the reserve for income taxes for the next 12 months will be material. However, it is possible the ultimate resolution of audits or disputes may result in a material change to the Company’s reserve for income taxes, although the quantification of such potential adjustments cannot be made at this time.
Note 9. Leases
The Company enters into operating leases primarily for office, production and warehouse facilities, production and non-production equipment, automobiles and computer equipment. As of July 31, 2024 and 2023, the Company had no material financing lease obligations.
The Company’s operating lease costs were as follows (in millions):

	Year Ended July 31,
	2024	2023
Operating lease cost	$29.5	$24.5
Short-term lease cost	3.0	3.2
Total lease costs	$32.5	$27.7
Supplemental balance sheet information for the Company was as follows (in millions):

		July 31,
	Balance Sheet Location	2024	2023
Right-of-use lease assets	Other long-term assets	$59.7	$59.4
Current lease liabilities	Other current liabilities	$20.2	$17.8
Long-term lease liabilities	Other long-term liabilities	$41.3	$42.4
Additional information related to operating leases was as follows:

	July 31,
	2024	2023
Weighted average remaining lease term (years)	3.5	4.2
Weighted average discount rate	4.61%	3.89%

Remaining payments for operating leases having initial terms of more than one year as of July 31, 2024 were as follows (in millions):

2025	$23.0
2026	18.5
2027	12.2
2028	6.9
2029	4.6
Thereafter	2.4
Total future lease payments	67.6
Less imputed interest	6.1
Present value of future lease payments	$61.5
Note 10. Earnings Per Share
Basic net earnings per share (EPS) is computed by dividing net earnings by the weighted average number of outstanding common shares. Diluted net EPS is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options and other stock incentive plans.
Basic and diluted net EPS calculations were as follows (in millions, except per share amounts):

	Year Ended July 31,
	2024	2023	2022
Net earnings	$414.0	$358.8	$332.8

Weighted average common shares outstanding
Weighted average common shares – basic	120.7	121.8	123.7
Dilutive impact of stock-based awards	1.9	1.8	1.5
Weighted average common shares – diluted	122.6	123.6	125.2

Net EPS – basic	$3.43	$2.95	$2.69
Net EPS – diluted	$3.38	$2.90	$2.66
Stock options excluded from net EPS calculation	0.0	0.0	1.6
Note 11. Stockholders’ Equity
Share Repurchases
In November 2023, the Board of Directors authorized the repurchase of up to 12.0 million shares of common stock under the Company’s stock repurchase plan, replacing the Company’s previous stock repurchase plan dated May 31, 2019. This repurchase authorization is effective until terminated by the Board of Directors. During the year ended July 31, 2024, the Company repurchased 2.5 million shares for $163.3 million. During the year ended July 31, 2023, the Company repurchased 2.5 million shares for $141.8 million. As of July 31, 2024, the Company had remaining authorization to repurchase 10.7 million shares under the November 2023 stock repurchase plan.
Treasury stock share activity was as follows:

	Year Ended July 31,
	2024	2023
Balance as of beginning of year	30,528,696	29,089,612
Stock repurchases	2,465,000	2,485,000
Net issuance upon exercise of stock options	(1,294,475)	(941,837)
Issuance under compensation plans	(149,329)	(84,942)
Other activity	(16,700)	(19,137)
Balance as of end of year	31,533,192	30,528,696

Dividends Paid and Declared
Dividends paid were $1.02 and 94.0 cents per common share for the years ended July 31, 2024 and 2023, respectively. On July 26, 2024, the Company’s Board of Directors declared a cash dividend in the amount of 27.0 cents per common share, payable August 28, 2024, to stockholders of record as of August 13, 2024.
Note 12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the years ended July 31, 2024 and 2023 were as follows (in millions):

	Foreign Currency Translation Adjustment	Pension Benefits		Derivative Financial Instruments		Total
Balance as of July 31, 2023, net of tax	$(109.6)	$(67.2)		$4.3		$(172.5)
Other comprehensive loss before reclassifications and tax	(24.2)	(9.0)	(1)	(0.8)		(34.0)
Tax benefit	—	2.3		0.2		2.5
Other comprehensive loss before reclassifications, net of tax	(24.2)	(6.7)		(0.6)		(31.5)

Reclassifications, before tax	—	6.3	(2)	0.3		6.6
Tax expense	—	(1.5)		—		(1.5)
Reclassifications, net of tax	—	4.8		0.3	(3)	5.1
Other comprehensive loss, net of tax	(24.2)	(1.9)		(0.3)		(26.4)
Balance as of July 31, 2024, net of tax	$(133.8)	$(69.1)		$4.0		$(198.9)

Balance as of July 31, 2022, net of tax	$(143.6)	$(67.5)		$5.5		$(205.6)
Other comprehensive income (loss) before reclassifications and tax	34.0	(6.9)	(1)	(1.9)		25.2
Tax benefit	—	2.2		0.5		2.7
Other comprehensive income (loss) before reclassifications, net of tax	34.0	(4.7)		(1.4)		27.9

Reclassifications, before tax	—	7.5	(2)	0.3		7.8
Tax expense	—	(2.5)		(0.1)		(2.6)
Reclassifications, net of tax	—	5.0		0.2	(3)	5.2
Other comprehensive income (loss), net of tax	34.0	0.3		(1.2)		33.1
Balance as of July 31, 2023, net of tax	$(109.6)	$(67.2)		$4.3		$(172.5)
(1)In fiscal 2024 and 2023, pension settlement accounting was triggered. In addition, pension curtailment accounting was triggered in fiscal 2024 and 2023. Remeasurements of the Company’s pension obligations resulted in an increase of $9.0 million and $6.9 million in fiscal 2024 and 2023, respectively, to accumulated other comprehensive loss on the Consolidated Balance Sheets, see Note 14.
(2)Amounts include reclassifications of $4.8 million and $6.6 million, a foreign currency translation loss of $0.1 million and gain of $1.4 million and net amortization of prior service costs and actuarial losses of $1.4 million and $2.3 million in fiscal 2024 and 2023, respectively. Amounts are included in other income, net in the Consolidated Statements of Earnings, see Note 14.
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

Stock Options
The exercise price of options granted is equal to the market price of the Company’s common stock at the date of the grant. Options are generally exercisable for up to ten years from the date of grant and vest in equal increments over three years.
Pretax stock-based compensation expense associated with options was $14.2 million, $12.4 million and $11.6 million for the years ended July 31, 2024, 2023 and 2022, respectively.
Fair value is calculated using the Black-Scholes option pricing model. The weighted average fair value for options granted during the years ended July 31, 2024, 2023 and 2022 was $19.00, $15.67 and $14.24 per share, respectively.
The fair value of these awards was determined using the following inputs:

Year Ended July 31,
	2024	2023	2022
Risk-free interest rate	3.8% - 4.6%	3.8% - 4.2%	1.2% - 1.8%
Expected volatility	26.8% - 27.2%	26.8% - 27.5%	26.0% - 27.0%
Expected dividend yield	1.6%	1.6%	1.6%

Expected life:
Director grants	8 years	8 years	8 years
Officer grants	7 years	7 years	7 years
Non-officer grants	7 years	7 years	7 years
Option activity was as follows:

	Options	Weighted Average Exercise Price
Balance outstanding as of July 31, 2023	6,777,407	$47.80
Granted	809,278	59.95
Exercised	(1,372,191)	42.30
Expired/forfeited	(51,438)	54.14
Balance outstanding as of July 31, 2024	6,163,056	$50.57
The total intrinsic value of options exercised during the years ended July 31, 2024, 2023 and 2022 was $35.9 million, $20.2 million and $7.8 million, respectively.
The number of shares authorized as of July 31, 2024 for outstanding options and future grants was 11,954,309. Forfeited options are recorded as an offset to operating expenses in the Consolidated Statements of Earnings in the period in which they occur.
Outstanding and exercisable stock options as of July 31, 2024 were as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$28.00 to $37.99	494,960	1.3	$29.54	494,960	1.3	$29.54
$38.00 to $43.99	620,682	2.3	42.25	620,682	2.3	42.25
$44.00 to $49.99	1,255,623	4.9	45.97	1,255,623	4.9	45.97
$50.00 to $55.99	1,538,333	6.8	51.33	977,432	6.0	51.58
$56.00 and above	2,253,458	7.0	59.52	1,156,389	5.5	59.23
	6,163,056	5.6	$50.57	4,505,086	4.5	$48.27
As of July 31, 2024, the aggregate intrinsic value of stock options outstanding and exercisable was $149.5 million and $119.6 million, respectively.

For the year ended July 31, 2024, activity for non-vested stock options that contain vesting provisions was as follows:

	Options	Weighted Average Grant Date Fair Value
Balance outstanding as of beginning of year	1,783,711	$14.27
Granted	809,278	19.00
Vested	(893,885)	13.34
Forfeited	(41,134)	16.61
Balance outstanding as of end of year	1,657,970	$17.02
As of July 31, 2024, there was $8.6 million of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over the remaining vesting period during fiscal 2025, 2026 and 2027.
Performance-Based Awards
Performance-based awards are payable in common stock and are based on a formula that measures Company performance over a three year period. These awards are settled after three years with payouts ranging from 0% to 200% of the target award depending on achievement. Pretax performance-based awards expense was $5.8 million, $6.3 million and $7.2 million for the years ended July 31, 2024, 2023 and 2022, respectively.
The weighted average grant date fair value related to the Company’s performance-based awards was as follows:

	Year Ended July 31,
	2024	2023	2022
Weighted average grant date fair value	$59.66	$50.89	$59.40
Performance-based awards for non-vested activity were as follows:

	Performance Shares	Weighted Average Grant Date Fair Value
Balance outstanding as of July 31, 2023	194,761	$54.46
Granted	114,800	59.66
Vested	(81,661)	59.40
Forfeited	—	—
Balance outstanding as of July 31, 2024	227,900	$55.31
As of July 31, 2024, there was $6.2 million of total unrecognized compensation expense related to non-vested performance-based awards, which is expected to be recognized over the remaining vesting period during fiscal 2025 and 2026. Forfeited performance-based awards are recorded as an offset to operating expenses in the Consolidated Statements of Earnings in the period in which they occur.
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

Net periodic pension costs for the Company’s pension plans were as follows (in millions):

	Year Ended July 31,
	2024	2023	2022
Net periodic pension costs
Service cost	$5.2	$6.7	$6.9
Interest cost	20.4	17.0	10.6
Expected return on assets	(25.7)	(25.3)	(24.8)
Prior service cost amortization	0.1	—	0.2
Actuarial loss amortization	1.5	2.1	6.9
Settlement loss	4.9	5.5	3.0
Curtailment loss	0.2	0.2	—
Net periodic pension costs	6.6	6.2	2.8
Other changes recognized in other comprehensive (loss) income:
Prior service cost	0.1	(0.4)	—
Net actuarial (loss) gain	(9.1)	(5.9)	(1.3)
Amortization of prior service cost	0.3	0.2	0.3
Amortization of net actuarial loss	6.4	7.7	9.9
Total recognized in other comprehensive (loss) income	(2.3)	1.6	8.9
Total recognized in net periodic pension costs and other comprehensive (loss) income	$(8.9)	$(4.6)	$6.1

The changes in projected benefit obligations, fair value of plan assets and funded status of the Company’s pension plans for the years ended July 31, 2024 and 2023 were as follows (in millions):

	Year Ended July 31,
	2024	2023
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$401.1	$442.6
Service cost	5.2	6.7
Interest cost	20.4	17.0
Plan amendments	(0.1)	0.2
Participant contributions	0.8	0.7
Actuarial (gain) loss	11.7	(42.0)
Foreign currency exchange rates	(1.8)	9.2
Settlements paid	(15.6)	(17.0)
Acquisition	0.6	1.2
Benefits paid	(18.6)	(17.5)
Projected benefit obligation, end of year	403.7	401.1
Change in fair value of plan assets
Fair value of plan assets, beginning of year	416.0	459.8
Actual return on plan assets	28.4	(22.1)
Company contributions	2.8	2.6
Participant contributions	0.8	0.7
Foreign currency exchange rates	(1.1)	8.3
Settlements paid	(15.6)	(17.0)
Acquisition	0.6	1.2
Benefits paid	(18.6)	(17.5)
Fair value of plan assets, end of year	413.3	416.0

Funded status of plans, end of year	$9.6	$14.9

Amounts recognized on the Consolidated Balance Sheets
Other long-term assets	$35.8	$34.7
Other current liabilities	(1.5)	(1.7)
Other long-term liabilities	(24.7)	(18.1)
Net recognized asset	$9.6	$14.9
The net overfunded status of $9.6 million and $14.9 million as of July 31, 2024 and 2023, respectively, is recognized on the Consolidated Balance Sheets. The pension-related accumulated other comprehensive loss as of July 31, 2024 and 2023, prior to the consideration of income taxes, was $111.3 million and $109.0 million, respectively, and consisted primarily of unrecognized actuarial losses. The accumulated benefit obligation for all defined benefit pension plans was $385.1 million and $384.4 million as of July 31, 2024 and 2023, respectively. The increase in the accumulated benefit obligation during fiscal 2024 is due to actuarial losses. Pension settlement accounting was triggered in fiscal 2024 and 2023 as a result of the amount of lump sum distributions in the defined benefit pension plans exceeding the service and interest cost threshold.
The projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $75.3 million and $49.1 million, respectively, as of July 31, 2024 and $73.5 million and $53.7 million, respectively, as of July 31, 2023.
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $17.7 million, $16.4 million and $7.3 million, respectively, as of July 31, 2024 and $15.0 million, $15.0 million and $5.0 million, respectively, as of July 31, 2023.

Assumptions
The significant assumptions used in determining the actuarial present value of the projected benefit obligation were as follows:

	Year Ended July 31,
	2024	2023
U.S. plans
Discount rate	5.44%	5.58%
Rate of compensation increase	N/A	N/A
Non-U.S. plans
Discount rate	4.33%	4.80%
Rate of compensation increase	3.05%	3.12%
The weighted average discount rates, expected returns on plan assets and rates of increase in future compensation levels used to determine the net periodic pension costs were as follows:

	Year Ended July 31,
	2024	2023	2022
U.S. plans
Discount rate	5.58%	4.62%	2.55%
Expected rate of return on plan assets	6.16%	5.66%	5.41%
Rate of compensation increase	N/A	N/A	N/A
Non-U.S. plans
Discount rate	4.80%	3.26%	1.60%
Expected rate of return on plan assets	5.01%	4.39%	3.40%
Rate of compensation increase	3.05%	3.12%	2.99%
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
Mortality Rates
The Company’s actuary uses the Pri-2012 mortality table issued by the Society of Actuaries during the pre-retirement period and the Mercer Industry Longevity Experience Study (MILES) table for the Auto, Industrial Goods and Transportation industry group for post-retirement mortality, both reflecting the Scale MMP-2021 mortality improvement projection scale for its U.S. pension plans. These assumptions were used for determining the benefit obligations as of July 31, 2024 and for developing the annual expense for its U.S. pension plans for the fiscal year ending July 31, 2025. The Company follows the local actuaries’ recommendations for non-U.S. pension plans.
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

The estimated fair value of pension plan assets and their respective levels in the fair value hierarchy by asset category were as follows (in millions):

	Level 1	Level 2	Level 3	Total
Balances as of July 31, 2024
Cash and cash equivalents	$2.4	$0.5	$—	$2.9
Global equity securities	58.2	54.5	—	112.7
Fixed income securities	80.4	128.0	—	208.4
Insurance contracts	—	—	42.7	42.7
Total investments in the fair value hierarchy	$141.0	$183.0	$42.7	366.7
Investments using NAV as practical expedient				44.2
Total investment, at fair value				410.9
Accrued income				2.4
Total assets				$413.3

Balances as of July 31, 2023
Cash and cash equivalents	$3.6	$0.7	$—	$4.3
Global equity securities	61.2	55.7	—	116.9
Fixed income securities	90.1	117.2	—	207.3
Insurance contracts	—	—	41.3	41.3
Total investments in the fair value hierarchy	$154.9	$173.6	$41.3	369.8
Investments using NAV as practical expedient				46.2
Total investment, at fair value				$416.0
Certain investments, valued at NAV, had the following unfunded commitments and/or redemption restrictions (in millions):

	July 31, 2024		July 31, 2023
	NAV	Unfunded Commitments	NAV	Unfunded Commitments	Redemption Frequency (If Currently Eligible)	Redemption Notice (Days)
Global equity securities	$31.1	$1.8	$33.6	$1.8	Daily	0 - 5
Fixed income securities	10.2	—	9.5	—	Daily, Weekly and Quarterly	0 - 60
Real asset funds	2.9	4.2	3.1	4.2	Not eligible	N/A
Total U.S. assets	$44.2	$6.0	$46.2	$6.0
The changes in the fair values of the pension plans’ Level 3 assets were as follows (in millions):

	Year Ended July 31,
	2024	2023	2022
Balance as of beginning of year	$41.3	$35.4	$37.7
Unrealized gains	3.4	2.7	3.5
Foreign currency exchange	(0.8)	3.0	(5.6)
Purchases and sales, net	(1.2)	0.2	(0.2)
Balance as of end of year	$42.7	$41.3	$35.4

Investment Policies and Strategies
For U.S. pension plans, the Company uses a total return on investment approach to achieve a long-term return on plan assets, with what the Company believes to be a prudent level of risk for the purpose of meeting its retirement income commitments to employees. The U.S. pension plans’ investments are diversified to assist in managing risk. During the year ended July 31, 2024, the Company’s asset allocation was as follows:

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
Estimated Contributions and Future Payments
The Company’s general funding policy is to make at least the minimum required contributions as required by applicable regulations, plus any additional amounts it determines to be appropriate. The Company made contributions of $2.8 million to its pension plans during the year ended July 31, 2024. Future required pension plan contributions may change significantly depending on the actual rate of return on plan assets, discount rates and regulatory requirements.
Estimated future benefit required payments for the Company’s pension plans as of July 31, 2024 were as follows (in millions):

2025	$27.8
2026	$27.6
2027	$28.6
2028	$28.0
2029	$31.7
2030-2034	$158.7
Retirement Savings
The Company provides a contributory employee savings plan to U.S. employees that permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. For eligible employees, employee contributions of up to 50% of compensation are matched at a rate equaling 100% of the first 3% contributed and 50% of the next 2% contributed. In addition, the Company contributes 3% of compensation annually for eligible employees. Total contribution expense for this plan was $32.7 million, $28.6 million and $27.2 million for the years ended July 31, 2024, 2023 and 2022, respectively.
Deferred Compensation and Other Benefit Plans
The Company provides various deferred compensation and other benefit plans to certain executives. The deferred compensation plan allows eligible employees to defer the receipt of all or a portion of their cash bonus and other stock-related compensation and up to 75% of their salary to future periods. Other benefit plans are provided to supplement the benefits for a select group of highly compensated individuals that are reduced because of compensation limitations set by the Internal Revenue Code. The Company has recorded a liability of $1.2 million and $1.9 million as of July 31, 2024 and 2023, respectively, related primarily to its deferred compensation plans.

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
Contract provisions may require the posting of collateral or settlement of the contracts for various reasons, including if the Company’s credit ratings are downgraded below its investment grade credit rating by any of the major credit agencies or for cross default contractual provisions if there is a failure under other financing arrangements related to payment terms or covenants. As of July 31, 2024 and 2023, no collateral was posted.
The Company does not enter into derivative instrument agreements for trading or speculative purposes. For discussion on the fair value of the Company’s derivatives, see Note 16.
Foreign Currency Forward Contracts - Cash Flow Hedges and Derivatives Not Designated as Hedging Instruments
The Company buys materials from foreign suppliers. Those transactions can be denominated in those suppliers’ local currency. The Company also sells to customers in foreign countries. Those transactions can be denominated in those customers’ local currency. Both of these transaction types can create volatility in the Company’s financial statements. The Company uses foreign currency forward contracts to manage those exposures and fluctuations. These contracts generally mature in 12 months or less, which is consistent with the forecasts of the related purchases and sales. Certain contracts are designated as cash flow hedges, whereas the remaining contracts, most of which are related to certain intercompany transactions which offset balance sheet exposure, are not designated as hedging instruments. The total notional amounts of the foreign currency forward contracts designated as hedges as of July 31, 2024 and 2023 were $32.3 million and $84.9 million, respectively. The total notional amounts of the foreign currency forward contracts not designated as hedges as of July 31, 2024 and 2023 were $249.7 million and $147.5 million, respectively.
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
The total notional amount of net investment hedges as of July 31, 2024 and 2023 was €80 million, or $88.8 million. The maturity dates range from 2027 to 2029.
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
Interest Rate Swaps - Cash Flow Hedges
As of July 31, 2024 and 2023, there were no outstanding interest rate swap arrangements.
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
Short-Term Financial Instruments
As of July 31, 2024 and 2023, the carrying values of cash and cash equivalents, accounts receivable, short-term borrowings and accounts payable approximate fair value because of the short-term nature of these instruments and are classified as Level 1 in the fair value hierarchy.
Long-Term Debt
As of July 31, 2024, the estimated fair values of fixed interest rate long-term debt were $267.7 million compared to the carrying values of $300.0 million. As of July 31, 2023, the estimated fair values of fixed interest rate long-term debt were $378.9 million compared to the carrying values of $425.0 million. The fair values are estimated by discounting the projected cash flows using the interest rates at which similar amounts of debt could currently be borrowed. The carrying values of total variable interest rate long-term debt were $209.9 million and $198.4 million as of July 31, 2024 and 2023, respectively and approximate their fair values. Long-term debt is classified as Level 2 in the fair value hierarchy.
Investment in Joint Ventures
The Company holds investments in joint ventures, which are accounted for as equity method investments at fair value and are included in other long-term assets on the Consolidated Balance Sheets. The aggregate carrying amount of these investments was $26.9 million and $24.4 million as of July 31, 2024 and 2023, respectively. These equity method investments are measured at fair value on a non-recurring basis. The fair value of the Company’s equity method investments has not been adjusted as there have been no triggering events or changes in circumstance that would have had an adverse impact on the value of these investments. In the event these investments are required to be measured, they would fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value, as the investments are in privately-held entities.
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

Fair Value of Derivative Contracts
The fair value of the Company’s derivative contracts, recorded on the Consolidated Balance Sheets, was as follows (in millions):

		Assets		Liabilities
		July 31,		July 31,
	Balance Sheet Location	2024	2023	2024	2023
Designated as hedging instruments
Foreign currency forward contracts	Other current assets, other current liabilities	$0.1	$0.6	$—	$0.1
Net investment hedges	Other current assets, other long-term assets	3.7	3.6	—	—
Total designated		3.8	4.2	—	0.1

Not designated as hedging instruments
Foreign currency forward contracts	Other current assets, other current liabilities	1.0	0.7	0.3	1.4
Total not designated		1.0	0.7	0.3	1.4
Total		$4.8	$4.9	$0.3	$1.5
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
A reconciliation of the fair value of the Company’s contingent consideration liability that use unobservable inputs was as follows (in millions):

Balance as of July 31, 2023	$25.0
Issuances	1.0
Settlements	(2.0)
Adjustments to fair value	(2.2)
Balance as of July 31, 2024	$21.8

Maximum potential payout	$29.7

Balance as of July 31, 2022	$24.7
Issuances	—
Adjustments to fair value	0.3
Balance as of July 31, 2023	$25.0

Maximum potential payout	$30.7

Note 17. Guarantees
Letters of Credit
The Company has letters of credit which guarantee payment to third parties in the event the Company is in breach of contract terms as detailed in each letter of credit. The outstanding debt contingent liability for standby letters of credit was as follows (in millions):

	Year Ended July 31,
	2024	2023
Contingent liability for standby letters of credit issued under the Company’s revolving credit facility	$7.5	$7.5
Amounts drawn for letters of credit under the Company’s revolving credit facility	$—	$—
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
The outstanding debt relating to AFSI, of which the Company guarantees half, was $51.0 million and $59.6 million as of July 31, 2024 and 2023, respectively. AFSI has $63.0 million in a revolving credit facility which expires on July 31, 2027 and $17.0 million in an additional multi-currency revolving credit facility which terminates upon notification of either party.
Earnings from AFSI, which are recorded in other income, net in the Consolidated Statements of Earnings were $12.3 million and $8.5 million as of July 31, 2024 and 2023, respectively.
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
Contingent Compensation and Consideration
Purilogics
The Company’s acquisition purchase agreement with Purilogics includes deferred payment provisions representing potential milestone payments for its former owners. The provisions are made up of two general types of arrangements, contingent compensation and contingent consideration. The contingent compensation arrangement is contingent on the former owner’s future employment with the Company and the related amounts are recognized over the required employment period. The contingent consideration is not contingent on employment and is recorded as purchase consideration in both other current and other long-term liabilities on the Consolidated Balance Sheets at the time of the initial acquisition based on the fair value of the estimated liability. The amounts are paid over a two to five year period, contingent on the achievement of certain revenue and manufacturing milestones.
The total contingent compensation arrangement liability was $2.1 million as of July 31, 2024, which was included in accrued employee compensation and related taxes on the Consolidated Balance Sheets. The total contingent compensation arrangement liability was $1.1 million as of July 31, 2023, which was included in other long-term liabilities on the Consolidated Balance Sheets. The maximum payout of the contingent compensation arrangement upon completion of the future performance periods was $3.0 million, inclusive of the $2.1 million and $1.1 million accrued as of July 31, 2024 and 2023, respectively.

The Company primarily determines the contingent consideration liability based on the forecasted probability of achieving certain milestones. The contingent consideration liability is measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. The total contingent consideration liability was $19.0 million and $23.2 million as of July 31, 2024 and 2023, respectively and was included in other current and other long-term liabilities on the Consolidated Balance Sheets. The maximum payout of the contingent consideration was $27.0 million and $29.0 million as of July 31, 2024 and 2023, respectively, inclusive of the $19.0 million and $23.2 million accrued as of July 31, 2024 and 2023, respectively. The total contingent consideration paid was $2.0 million as of July 31, 2024, consisting of $2.0 million paid during fiscal 2024. For additional discussion regarding the fair value of the Company’s contingent consideration liability, see Note 16.
Other Acquisitions
For other acquisitions, the total contingent compensation arrangement liability was $0.3 million and $0.9 million as of July 31, 2024 and July 31, 2023 respectively, which was included in other long-term liabilities on the Consolidated Balance Sheets. The maximum payout of the contingent compensation arrangements upon completion of the future performance periods was $0.8 million as of July 31, 2024, which will expire in 2 to 4 years. This is inclusive of the $0.3 million accrued as of July 31, 2024.
The total contingent consideration liability was $2.8 million as of July 31, 2024 and was included in other current liabilities on the Consolidated Balance Sheets. The total contingent consideration liability was $1.7 million as of July 31, 2023 and was included in other long-term liabilities on the Consolidated Balance Sheets. The maximum payout of the contingent consideration was $2.8 million and $1.7 million as of July 31, 2024 and 2023, respectively.
Warranty Reserves
The Company estimates warranty expense on certain products at the time of sale using quantitative measures based on historical warranty claim experience and evaluation of specific customer warranty issues. The Company’s accrued warranty reserves were $10.2 million and $5.5 million as of July 31, 2024 and 2023, respectively. There was a $4.1 million specific warranty reserved for one customer as of July 31, 2024. There were no other individually or collectively material specific warranty matters accrued for, or significant settlements made, during the years ended July 31, 2024 and 2023.
Note 19. Segment Reporting
The Company’s reportable segments are: Mobile Solutions, Industrial Solutions and Life Sciences. The organizational structure also includes Corporate and Unallocated which includes interest expense and certain corporate expenses determined to be non-allocable to the segments, such as restructuring charges and business development expenses. The Company determines its operating segments consistent with the manner in which it manages its operations and evaluates performance for internal review and decision-making. In fiscal 2024, Corporate and Unallocated included a charge of $6.4 million related to restructuring, see Note 20.
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
The Industrial Solutions segment is organized based on product type and consists of Industrial Air Filtration, Industrial Gasses, Industrial Hydraulics, Power Generation and Aerospace and Defense products. These products are further organized by the Industrial Filtration Solutions and Aerospace and Defense business units. Within our industrial portfolio, Donaldson provides the widest product offering in the market to industrial customers consisting of equipment, ancillary components, replacement parts, performance monitoring and service globally, that cost-effectively enhances productivity and manufacturing efficiency. Industrial Air Filtration, Industrial Gasses and Industrial Hydraulics products consist of dust, fume and mist collectors, compressed air and industrial gasses purification systems, hydraulic and lubricated rotating filtration applications as well as gas and liquid filtration for industrial processes. Power Generation products consist of air inlet systems and filtration sold to gas compression, power generation and natural gas liquification industries. Aerospace and Defense products consist of air, fuel, lubrication and hydraulic filtration for fixed-wing and rotorcraft aerospace applications and ground defense vehicle and naval platforms. Industrial Solutions businesses sell through multiple channels which include OEMs, distributors and direct-to-consumer in some markets.

The Life Sciences segment is organized by end market and consists of the Bioprocessing Equipment and Consumables, Food and Beverage, Vehicle Electrification and Medical Device, Microelectronics and Disk Drive markets. Within these markets, products consist of micro-environment gas and liquid filtration for food and beverage and industrial processes, bioprocessing equipment, including bioreactors and fermenters, bioprocessing consumables including chromatography devices, reagents and filters, polytetrafluoroethylene membrane-based products, as well as specialized air and gas filtration systems for applications including hard disk drives, semiconductor manufacturing, sensors, battery systems and powertrain components. Life Sciences primarily sells to large OEMs and directly to various end users requiring cell growth, separation, purification, high purity filtration and device protection.
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
Segment details were as follows (in millions):

	Mobile Solutions Segment	Industrial Solutions Segment	Life Sciences Segment	Corporate and Unallocated	Total Company
Year ended July 31, 2024
Net sales	$2,250.8	$1,066.5	$269.0	$—	$3,586.3
Equity earnings in unconsolidated affiliates	$7.3	$0.1	$—	$—	$7.4
Earnings (loss) before income taxes	$404.5	$198.8	$(10.4)	$(57.6)	$535.3
Assets	$1,339.5	$821.7	$512.1	$241.0	$2,914.3
Equity investments in unconsolidated affiliates	$26.8	$0.1	$—	$—	$26.9

Year ended July 31, 2023
Net sales	$2,174.8	$1,014.7	$241.3	$—	$3,430.8
Equity earnings in unconsolidated affiliates	$3.6	$—	$—	$—	$3.6
Earnings (loss) before income taxes	$330.4	$186.2	$9.9	$(57.8)	$468.7
Assets	$1,243.8	$788.1	$513.8	$224.8	$2,770.5
Equity investments in unconsolidated affiliates	$24.2	$0.2	$—	$—	$24.4

Year ended July 31, 2022
Net sales	$2,126.5	$901.0	$279.1	$—	$3,306.6
Equity earnings in unconsolidated affiliates	$1.7	$—	$—	$—	$1.7
Earnings (loss) before income taxes	$293.8	$133.0	$64.9	$(53.3)	$438.4
Assets	$1,319.4	$816.0	$267.8	$197.1	$2,600.3
Equity investments in unconsolidated affiliates	$22.3	$0.1	$—	$—	$22.4

Net sales by business unit were as follows (in millions):

	Year Ended July 31,
	2024	2023	2022
Mobile Solutions segment
Off-Road	$380.8	$428.7	$390.5
On-Road	139.8	145.8	136.1
Aftermarket	1,730.2	1,600.3	1,599.9
Total Mobile Solutions segment	2,250.8	2,174.8	2,126.5

Industrial Solutions segment
Industrial Filtration Solutions	901.1	872.2	780.5
Aerospace and Defense	165.4	142.5	120.5
Total Industrial Solutions segment	1,066.5	1,014.7	901.0

Life Sciences segment
Total Life Sciences segment	269.0	241.3	279.1

Total Company	$3,586.3	$3,430.8	$3,306.6
Net sales, generally disaggregated by location where the customer’s order was received and property, plant and equipment, net by geographic region were as follows (in millions):

	Net Sales	Property, Plant and Equipment, Net
Year ended July 31, 2024
U.S. and Canada	$1,583.1	$209.7
EMEA	1,012.9	199.6
APAC	601.5	75.5
LATAM	388.8	160.7
Total	$3,586.3	$645.5

Year ended July 31, 2023
U.S. and Canada	$1,464.7	$219.7
EMEA	1,007.8	202.4
APAC	608.8	76.5
LATAM	349.5	154.3
Total	$3,430.8	$652.9

Year ended July 31, 2022
U.S. and Canada	$1,336.8	$218.1
EMEA	963.6	184.3
APAC	669.0	59.5
LATAM	337.2	132.5
Total	$3,306.6	$594.4
Concentrations
There were no customers that accounted for over 10% of net sales for the years ended July 31, 2024, 2023 or 2022. There were no customers that accounted for over 10% of gross accounts receivable as of July 31, 2024 or 2023.

Note 20. Restructuring
During the fourth quarter of fiscal 2024, the Company initiated global footprint optimization and cost reduction actions to further improve its operating and manufacturing cost structure, primarily in EMEA. These activities resulted in restructuring expenses, primarily related to severance, of $6.4 million. Charges of $3.8 million were included in cost of sales and $2.6 million were included in operating expenses in the Consolidated Statement of Earnings for the year ended July 31, 2024. As of July 31, 2024, $6.4 million of accrued expenses were included in accrued employee compensation and related taxes in the Consolidated Balance Sheet. Estimated future costs associated with actions related to this restructuring initiative are not included due to the Company’s inability to reasonably quantify the anticipated restructuring charges.
During fiscal 2023, the Company announced a company-wide organizational redesign to further support the Company’s growth strategies and better serve its customers. In conjunction with the organizational redesign, the Company recorded $21.8 million of charges consisting of $15.3 million of severance charges and other organizational redesign costs and $6.5 million of costs mainly associated with the exiting of a lower-margin customer program and a lower-margin product. Charges of $2.9 million were included in cost of sales and $18.9 million were included in selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings.
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
Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined by Rules 13a-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2024. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control - Integrated Framework - version 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of July 31, 2024 based on criteria in Internal Control - Integrated Framework issued by the COSO. The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of July 31, 2024, as stated in its report, which appears herein.

/s/ Tod E. Carpenter	/s/ Scott J. Robinson

Tod E. Carpenter	Scott J. Robinson
Chairman, President and Chief Executive Officer	Chief Financial Officer
September 27, 2024	September 27, 2024
Report of Independent Registered Public Accounting Firm
See Report of Independent Registered Public Accounting Firm under Item 8 of this Annual Report.

Item 9B. Other Information
During the three months ended July 31, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information under the captions “Item 1: Election of Directors,” “Director Selection Process,” “Audit Committee,” “Audit Committee Expertise” and “Complaint-Handling Procedures” of the 2024 Proxy Statement is incorporated herein by reference. Information on the Executive Officers of the Company is found under the caption “Executive Officers” in Part I of this Annual Report.
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
Item 11. Executive Compensation
The information under the captions “Executive Compensation” and “Director Compensation” of the 2024 Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the captions “Security Ownership” and “Equity Compensation Plan Information” of the 2024 Proxy Statement is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information under the captions “Policy and Procedures Regarding Transactions with Related Persons” and “Board Oversight and Director Independence” of the 2024 Proxy Statement is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information under the captions “Independent Registered Public Accounting Firm Fees” and “Audit Committee Pre-Approval Policies and Procedures” of the 2024 Proxy Statement is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Documents filed with this report:

(1)	Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Consolidated Statements of Earnings — years ended July 31, 2024, 2023 and 2022
Consolidated Statements of Comprehensive Income — years ended July 31, 2024, 2023 and 2022
Consolidated Balance Sheets — July 31, 2024 and 2023
Consolidated Statements of Cash Flows — years ended July 31, 2024, 2023 and 2022
Consolidated Statements of Changes in Stockholders’ Equity — years ended July 31, 2024, 2023 and 2022
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

(3)	Exhibits

Exhibit Index

*3-A	Restated Certificate of Incorporation of Registrant as currently in effect (Filed as Exhibit 3-A to Form 10-Q Report for the first quarter ended October 31, 2023)
*3-B	Amended and Restated Bylaws of Registrant, dated as of July 28, 2023 (Filed as Exhibit 3-B to Form 8-K Report filed on July 28, 2023)
*4-A	Description of Registrant’s Securities (Filed as Exhibit 4-A to 2019 Form 10-K Report)
*4-B	**
*10-A	Credit Agreement dated as of May 21, 2021 (Filed as Exhibit 10.1 to Form 8-K Report filed May 26, 2021)
*10-B	First Amendment to Credit Agreement dated April 28, 2023 (Filed as Exhibit 4-A to Form 10-Q for the third quarter ended April 30, 2023)
*10-C	Second Supplement, dated May 21, 2021, to Note Purchase Agreement, dated as of March 27, 2014 (Filed as Exhibit 10.2 to Form 8-K Report filed May 26, 2021)
*10-D	Note Purchase Agreement by and among Registrant and the purchasers named therein, dated as of March 27, 2014 (Filed as Exhibit 10.1 to Form 8-K Report filed on April 2, 2014)
*10-E
First Amendment, dated as of March 9, 2015, to Note Purchase Agreement, dated as of March 27, 2014, by and among Registrant and the purchasers named therein (Filed as Exhibit 10.1 to Form 8-K Report filed on March 12, 2015)

*10-F
First Supplement, dated as of April 16, 2015, to Note Purchase Agreement, dated as of March 27, 2014, by and among Registrant and the purchasers named therein (as amended) (Filed as Exhibit 10.1 to Form 8-K Report filed on April 21, 2015)

*10-G	Form of Annual Incentive Plan (commencing fiscal 2021) (Filed as Exhibit 10-A to Form 10-Q for the first quarter ended October 31, 2020)***
*10-H	Deferred Compensation and 401(K) Excess Plan (2020 Restatement) (Filed as Exhibit 10-AK to Form 10-Q for the first quarter ended October 31, 2019)***
*10-I	Second Amendment, dated as of December 21, 2023, to the Deferred Compensation and 401(K) Excess Plan (2020 Restatement) (Filed as Exhibit 10-I to 2024 Form 10-K Report)***
*10-J	Form of Management Change in Control Severance Plan (Filed as Exhibit 10.1 to Form 8-K Report filed on January 31, 2023)***
*10-K	Form of Indemnification Agreement for Directors (Filed as Exhibit 10.1 to Form 8-K Report filed on April 2, 2012)***
*10-L	2001 Master Stock Incentive Plan (Filed as Exhibit 10-O to 2009 Form 10-K Report)***
*10-M	Excess Pension Plan (2008 Restatement) (Filed as Exhibit 10-V to 2011 Form 10-K Report) ***
*10-N	2010 Master Stock Incentive Plan (Filed as Exhibit 4.5 to Registration Statement on Form S-8 (File No. 333-170729) filed on November 19, 2010)***

*10-O	Form of Officer Stock Option Award Agreement under the 2010 Master Stock Incentive Plan (Filed as Exhibit 10.1 to Form 8-K Report filed on December 16, 2010) ***
*10-P	Form of Restricted Stock Award Agreement under the 2010 Master Stock Incentive Plan (Filed as Exhibit 10.2 to Form 8-K Report filed on December 16, 2010) ***
*10-Q	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the 2010 Master Stock Incentive Plan (Filed as Exhibit 10-CC to 2012 Form 10-K Report)***
*10-R	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the 2010 Master Stock Incentive Plan (Filed as Exhibit 10-B to Form 10-Q for the second quarter ended January 31, 2018)***
*10-S	Form of Restricted Stock Unit Award Agreement under the 2010 Master Stock Incentive Plan (Filed as Exhibit 10-A to Form 10-Q for the first quarter ended October 31, 2018)***
*10-T	Compensation Plan for Non-Employee Directors, as amended on January 25, 2019 (Filed as Exhibit 10-A to Form 10-Q for the second quarter ended January 31, 2019)***
*10-U	2019 Master Stock Incentive Plan, as amended on November 17, 2023 (Filed as Exhibit A to definitive proxy statement filed on October 3, 2023)***
*10-V	Form of Restricted Stock Unit Award Agreement (Cliff Vesting) under the 2019 Master Stock Incentive Plan (Filed as Exhibit 10-AF to Form 10-Q for the first quarter ended October 31, 2019)***
*10-W	Form of Performance Award Agreement under the 2019 Master Stock Incentive Plan (Filed as Exhibit 10-AG to Form 10-Q for the first quarter ended October 31, 2019)***
*10-X	Form of Stock Option Award Agreement under the 2019 Master Stock Incentive Plan (Filed as Exhibit 10-AH to Form 10-Q for the first quarter ended October 31, 2019)***
*10-Y	Form of Restricted Stock Unit Award Agreement (Graded Vesting) under the 2019 Master Stock Incentive Plan (Filed as Exhibit 10-AI to Form 10-Q for the first quarter ended October 31, 2019)***
*10-Z
Form of Restricted Stock Unit Award Agreement (Graded Vesting) under the 2019 Master Stock Incentive Plan (commencing with fiscal 2021 grants) (Filed as Exhibit 10-AN to Form 10-Q for the first quarter ended October 31, 2020)***

*10-AA	Compensation Plan for Non-Employee Directors under the 2019 Master Stock Incentive Plan, as amended on January 24, 2024 (Filed as Exhibit 10-AA to 2024 Form 10-K Report) ***
19	Securities Trading and Information Disclosure Policy
21	Subsidiaries
23	Consent of PricewaterhouseCoopers LLP
24	Powers of Attorney
31-A	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31-B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Mandatory Compensation Recover Policy
101
The following financial information from the Donaldson Company, Inc. Annual Report on Form 10-K for the fiscal year ended July 31, 2024, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Stockholders’ Equity and (vi) the Notes to Consolidated Financial Statements

104	The cover page from the Donaldson Company, Inc. Annual Report on Form 10-K for the fiscal year ended July 31, 2024, formatted in iXBRL (included as Exhibit 101)
__________________

*	Exhibit has previously been filed with the SEC and is incorporated herein by reference as an exhibit.
**	Pursuant to the provisions of Regulation S-K Item 601(b)(4)(iii)(A), copies of instruments defining the rights of holders of certain long-term debts of the Registrant and its subsidiaries are not filed and in lieu thereof the Registrant agrees to furnish a copy thereof to the SEC upon request.
***	Denotes compensatory plan or management contract.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONALDSON COMPANY, INC.

Date:	September 27, 2024	By:	/s/ Tod E. Carpenter
Tod E. Carpenter Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 27, 2024.

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