Form 10-Q
period 2024-10-31
DONALDSON Co INC
filed 2024-12-06
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of December 2, 2024, 119,424,543 shares of the registrant’s common stock, par value $5.00 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended October 31,
	2024	2023
Net sales	$900.1	$846.3
Cost of sales	580.5	545.4
Gross profit	319.6	300.9
Selling, general and administrative	166.1	155.0
Research and development	22.7	21.3
Operating expenses	188.8	176.3
Operating income	130.8	124.6
Interest expense	5.5	5.5
Other income, net	(5.2)	(3.8)
Earnings before income taxes	130.5	122.9
Income taxes	31.5	30.8
Net earnings	$99.0	$92.1

Weighted average shares – basic	119.9	120.9
Weighted average shares – diluted	121.9	122.6

Net earnings per share – basic	$0.83	$0.76
Net earnings per share – diluted	$0.81	$0.75
See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended October 31,
	2024	2023
Net earnings	$99.0	$92.1
Other comprehensive income (loss):
Foreign currency translation gain (loss)	4.9	(37.6)
Pension liability adjustment, net of deferred taxes of $0.0 and $(0.2), respectively	0.4	1.0
Derivatives:
(Loss) gain on hedging derivatives, net of deferred taxes of $0.3 and $(0.1), respectively	(1.1)	0.1
Reclassification of hedging derivatives to net earnings, net of taxes of $(0.4) and $(0.2), respectively	1.7	0.7
Total derivatives	0.6	0.8
Net other comprehensive income (loss)	5.9	(35.8)
Comprehensive income	$104.9	$56.3

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)
(Unaudited)

	October 31, 2024	July 31, 2024
Assets
Current assets:
Cash and cash equivalents	$221.2	$232.7
Accounts receivable, less allowances of $6.7 and $6.3, respectively	631.3	629.7
Inventories, net	520.0	476.7
Prepaid expenses and other current assets	106.9	99.0
Total current assets	1,479.4	1,438.1
Property, plant and equipment, net	647.4	645.5
Goodwill	479.9	478.4
Intangible assets, net	168.3	171.9
Other long-term assets	268.6	180.4
Total assets	$3,043.6	$2,914.3

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$78.2	$28.3
Current maturities of long-term debt	25.0	25.0
Accounts payable	373.5	379.4
Accrued employee compensation and related taxes	135.3	140.9
Deferred revenue	24.8	19.7
Income taxes payable	60.5	42.6
Dividends payable	—	32.5
Other current liabilities	103.3	114.1
Total current liabilities	800.6	782.5
Long-term debt	538.6	483.4
Non-current income taxes payable	40.4	39.8
Deferred income taxes	15.3	16.1
Other long-term liabilities	105.7	103.4
Total liabilities	1,500.6	1,425.2

Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued	758.2	758.2
Additional paid-in capital	32.6	26.8
Retained earnings	2,476.4	2,377.5
Accumulated other comprehensive loss	(193.0)	(198.9)
Treasury stock, 32,165,157 and 31,533,192 shares, respectively, at cost	(1,531.2)	(1,474.5)
Total stockholders’ equity	1,543.0	1,489.1
Total liabilities and stockholders’ equity	$3,043.6	$2,914.3
 See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended October 31,
	2024	2023
Operating Activities
Net earnings	$99.0	$92.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	25.5	24.3
Deferred income taxes	(4.7)	(4.6)
Stock-based compensation expense	12.2	10.5
Other, net	(2.4)	(0.2)
Changes in operating assets and liabilities	(56.7)	15.9
Net cash provided by operating activities	72.9	138.0

Investing Activities
Purchases of property, plant and equipment	(25.0)	(23.2)
Equity investment	(71.0)	—
Net cash used in investing activities	(96.0)	(23.2)

Financing Activities
Proceeds from long-term debt	55.0	35.0
Repayments of long-term debt	—	(73.8)
Change in short-term borrowings	50.1	41.5
Purchase of treasury stock	(74.4)	(53.3)
Dividends paid	(32.4)	(30.2)
Exercise of stock options and other	11.5	1.9
Net cash provided by (used in) financing activities	9.8	(78.9)
Effect of exchange rate changes on cash	1.8	(5.2)
(Decrease) increase in cash and cash equivalents	(11.5)	30.7
Cash and cash equivalents, beginning of period	232.7	187.1
Cash and cash equivalents, end of period	$221.2	$217.8

Supplemental Cash Flow Information
Income taxes paid	$20.1	$21.9
Interest paid	$5.2	$6.6
Supplemental Disclosure of Non-Cash Operating and Investing Transactions
Accrued property, plant and equipment additions	$12.1	$15.9
Leased assets obtained in exchange for new operating lease liabilities	$12.8	$4.4

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended October 31, 2024 and 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance as of July 31, 2024	$758.2	$26.8	$2,377.5	$(198.9)	$(1,474.5)	$1,489.1
Net earnings			99.0			99.0
Other comprehensive income				5.9		5.9
Treasury stock acquired					(74.9)	(74.9)
Dividends declared			0.1			0.1
Stock compensation and other activity		5.8	(0.2)		18.2	23.8
Balance as of October 31, 2024	$758.2	$32.6	$2,476.4	$(193.0)	$(1,531.2)	$1,543.0

Balance as of July 31, 2023	$758.2	$24.8	$2,087.8	$(172.5)	$(1,377.6)	$1,320.7
Net earnings			92.1			92.1
Other comprehensive loss				(35.8)		(35.8)
Treasury stock acquired					(53.7)	(53.7)
Dividends declared			0.1			0.1
Stock compensation and other activity		0.8	0.2		11.7	12.7
Balance as of October 31, 2023	$758.2	$25.6	$2,180.2	$(208.3)	$(1,419.6)	$1,336.1

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Donaldson Company, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of earnings, comprehensive income, financial position, cash flows and changes in stockholders’ equity have been included and are of a normal recurring nature. Operating results for the three months ended October 31, 2024 are not necessarily indicative of the results that may be expected for future periods. The year-end Condensed Consolidated Balance Sheet information was derived from the Company’s Audited Consolidated Financial Statements but does not include all disclosures required by GAAP. For further information, refer to the Audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2024.
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
New Significant Accounting Standard Recently Adopted
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820), “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair values; it also requires additional disclosures, including the nature and remaining duration of such restrictions. The guidance is effective for fiscal years beginning after December 15, 2023, with early application permitted. The Company adopted ASU 2022-03 in the first quarter of fiscal 2025. The adoption did not have an impact on its Condensed Consolidated Financial Statements.
New Significant Accounting Standards Not Yet Adopted
The Company considers the applicability and impact of the FASB’s ASUs issued but not yet adopted.
In December 2023, FASB issued ASU No. 2023-09, Income Taxes (Topic 740), “Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect adoption of this standard will have a material impact on the related disclosures within its financial statements.
In November 2023, FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), “Improvements to Reportable Segment Disclosures,” which improves the segment disclosures to include reportable segment’s expenses. The guidance is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. This ASU is applicable to annual reporting for the Company’s fiscal 2025 and interim reporting for the first quarter of the Company’s fiscal 2026. The Company will adopt ASU 2023-07 for the annual reporting period ending July 31, 2025 and for interim reporting periods thereafter. The Company does not expect adoption of this standard will have a material impact on the related disclosures within its financial statements,
In October 2023, FASB issued ASU No. 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative," which modifies the disclosure or presentation requirements of various FASB topics in the Codification. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-K becomes effective, with early adoption prohibited. The Company is in the process of evaluating the impact of the ASU on its related disclosures.

Note 2. Equity Method Investments
On August 9, 2024, the Company acquired a 49% non-controlling stake in Medica S.p.A. (Medica), headquartered in Medolla, Italy, for cash consideration of approximately €62.1 million, or $67.9 million, and capitalized transaction costs of approximately €5.1 million, or $5.8 million. Medica is a leader in hollow fiber membrane filtration technology for medical applications and water purification. The Company has the option to acquire the remaining 51% stake in four years. The investment is accounted for under the equity method of accounting. The earnings from the investment were not material for the three months ended October 31, 2024.
The Company is party to joint ventures in Advanced Filtration Systems Inc. (AFSI) with a 50% ownership and PT Panata Jaya Mandiri (PTPJM) with a 30% ownership and also holds a 49% stake in Medica S.p.A. (Medica), all of which are considered related parties. The investment and earnings from joint ventures and non-controlling interests are not material.
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
Revenue Disaggregation
Net sales, generally disaggregated by location where the customer’s order was placed, were as follows (in millions):

	Three Months Ended October 31,
	2024	2023
U.S. and Canada	$409.8	$381.5
Europe, Middle East and Africa (EMEA)	240.9	234.4
Asia Pacific (APAC)	155.2	140.0
Latin America (LATAM)	94.2	90.4
Total net sales	$900.1	$846.3
See Note 18 for net sales disaggregated by segment and business unit.
Contract Assets and Liabilities
The satisfaction of performance obligations and the resulting recognition of revenue typically correspond with billing of the customer. In limited circumstances, the customer may be billed at a time later than when revenue is recognized, resulting in contract assets, which are reported in other current assets on the Condensed Consolidated Balance Sheets. Contract assets were $18.8 million and $15.9 million as of October 31, 2024 and July 31, 2024, respectively. In other limited circumstances, the customer may make a payment at a time earlier than when revenue is recognized and prior to the satisfaction of performance obligations, resulting in contract liabilities, which are reported in deferred revenue on the Condensed Consolidated Balance Sheets. Contract liabilities were $24.8 million and $19.7 million as of October 31, 2024 and July 31, 2024, respectively.
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
Note 4. Inventories, Net
The components of inventories, net were as follows (in millions):

	October 31, 2024	July 31, 2024
Raw materials	$191.2	$177.4
Work in process	69.8	61.2
Finished products	259.0	238.1
Total inventories, net	$520.0	$476.7

Note 5. Property, Plant and Equipment, Net
The components of property, plant and equipment, net were as follows (in millions):

	October 31, 2024	July 31, 2024
Land	$29.7	$29.5
Buildings	464.4	451.9
Machinery and equipment	1,082.3	1,052.1
Computer software	134.8	134.7
Construction in progress	48.5	68.4
Less accumulated depreciation	(1,112.3)	(1,091.1)
Total property, plant and equipment, net	$647.4	$645.5
Note 6. Goodwill and Intangible Assets
Goodwill
The Company allocates goodwill to reporting units within its Mobile Solutions, Industrial Solutions and Life Sciences segments. There were no dispositions or impairment charges recorded during the three months ended October 31, 2024 and 2023. Goodwill is assessed for impairment annually during the third quarter of the fiscal year, or more frequently if events or changes in circumstances indicate the asset may be impaired. The Company performed its annual impairment assessment during the third quarter of fiscal 2024 and did not record any impairment as a result of this assessment.
Goodwill by reportable segment was as follows (in millions):

	Mobile Solutions Segment	Industrial Solutions Segment	Life Sciences Segment	Total
Balance as of July 31, 2024	$25.4	$289.9	$163.1	$478.4
Foreign currency translation	—	1.1	0.4	1.5
Balance as of October 31, 2024	$25.4	$291.0	$163.5	$479.9
Intangible Assets
There was a foreign currency translation gain of $0.4 million and loss of $3.2 million for the three months ended October 31, 2024 and 2023, respectively.
Intangible asset classes were as follows (in millions):

	October 31, 2024
	Weighted Amortizable Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	9.2	$77.6	$(41.2)	$36.4
Trademarks	7.9	14.2	(4.1)	10.1
Technology and patents	16.4	142.6	(22.5)	120.1
Non-compete agreements	2.7	3.9	(2.2)	1.7
Total intangible assets		$238.3	$(70.0)	$168.3

	July 31, 2024
	Weighted Amortizable Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	9.4	$77.4	$(39.9)	$37.5
Trademarks	8.1	14.2	(3.8)	10.4
Technology and patents	16.7	142.4	(20.4)	122.0
Non-compete agreements	2.7	3.9	(1.9)	2.0
Total intangible assets		$237.9	$(66.0)	$171.9
Intangible asset amortization expense was $4.0 million in each of the three months ended October 31, 2024 and 2023. Amortization expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings.
Note 7. Long-Term Debt
As of October 31, 2024, there was $327.0 million available and $165.0 million outstanding on the Company’s $500.0 million unsecured revolving credit facility that expires on May 21, 2026.
Certain debt agreements contain financial covenants related to interest coverage and leverage ratios, as well as other non-financial covenants. As of October 31, 2024, the Company was in compliance with all such covenants.
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
As of October 31, 2024, gross unrecognized tax benefits were $21.2 million and accrued interest and penalties on these unrecognized tax benefits were $2.5 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income taxes in the Condensed Consolidated Statements of Earnings. The Company estimates within the next 12 months it is reasonably possible its uncertain tax positions could decrease by as much as $3.2 million due to lapses in statutes of limitation. The statutes of limitation periods for the Company’s various tax jurisdictions range from two years to 10 years.
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
Basic and diluted net EPS calculations were as follows (in millions, except per share amounts):

	Three Months Ended October 31,
	2024	2023
Net earnings	$99.0	$92.1

Weighted average common shares outstanding
Weighted average common shares – basic	119.9	120.9
Dilutive impact of stock-based awards	2.0	1.7
Weighted average common shares – diluted	121.9	122.6

Net EPS – basic	$0.83	$0.76
Net EPS – diluted	$0.81	$0.75
Stock options excluded from net EPS calculation	0.7	—
Note 10. Stockholders’ Equity
Share Repurchases
In November 2023, the Board of Directors authorized the repurchase of up to 12.0 million shares of common stock under the Company’s stock repurchase plan, replacing the Company’s previous stock repurchase plan dated May 31, 2019. This repurchase authorization is effective until terminated by the Board of Directors. During the three months ended October 31, 2024, the Company repurchased 1.0 million shares for $74.9 million. During the three months ended October 31, 2023, the Company repurchased 0.9 million shares for $53.7 million. As of October 31, 2024, the Company had remaining authorization to repurchase 9.7 million shares under the November 2023 stock repurchase plan.
Dividends
Dividends paid were 27.0 cents and 25.0 cents per common share for the three months ended October 31, 2024 and 2023, respectively.
On November 22, 2024, the Company’s Board of Directors declared a cash dividend in the amount of 27.0 cents per common share, payable December 23, 2024, to shareholders of record as of December 9, 2024.

Note 11. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three months ended October 31, 2024 and 2023 were as follows (in millions):

	Foreign Currency Translation Adjustment	Pension Benefits		Derivative Financial Instruments		Total
Balance as of July 31, 2024, net of tax	$(133.8)	$(69.1)		$4.0		$(198.9)
Other comprehensive income (loss) before reclassifications and tax	4.9	—		(1.4)		3.5
Tax benefit	—	—		0.3		0.3
Other comprehensive income (loss) before reclassifications, net of tax	4.9	—		(1.1)		3.8

Reclassifications, before tax	—	0.4	(1)	2.1		2.5
Tax expense	—	—		(0.4)		(0.4)
Reclassifications, net of tax	—	0.4		1.7	(2)	2.1
Other comprehensive income, net of tax	4.9	0.4		0.6		5.9
Balance as of October 31, 2024, net of tax	$(128.9)	$(68.7)		$4.6		$(193.0)

Balance as of July 31, 2023, net of tax	$(109.6)	$(67.2)		$4.3		$(172.5)
Other comprehensive (loss) income before reclassifications and tax	(37.6)	—		0.2		(37.4)
Tax expense	—	—		(0.1)		(0.1)
Other comprehensive (loss) income before reclassifications, net of tax	(37.6)	—		0.1		(37.5)

Reclassifications, before tax	—	1.2	(1)	0.9		2.1
Tax expense	—	(0.2)		(0.2)		(0.4)
Reclassifications, net of tax	—	1.0		0.7	(2)	1.7
Other comprehensive (loss) income, net of tax	(37.6)	1.0		0.8		(35.8)
Balance as of October 31, 2023, net of tax	$(147.2)	$(66.2)		$5.1		$(208.3)
(1)Amounts include foreign currency translation gain of $0.2 million and loss of $0.9 million, net amortization of prior service costs and actuarial losses of $0.6 million and $0.3 million in fiscal 2025 and 2024, respectively, included in other income, net in the Condensed Consolidated Statements of Earnings, see Note 13.
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
Stock Options
The exercise price of options granted is equal to the market price of the Company’s common stock at the date of the grant. Options are generally exercisable for up to 10 years from the date of grant and vest in equal annual increments over three years.
Pretax stock-based compensation expense associated with options was $9.8 million and $8.5 million for the three months ended October 31, 2024 and 2023, respectively.
Fair value is calculated using the Black-Scholes option pricing model. The weighted average fair value for options granted was $21.64 and $18.91 per share during the three months ended October 31, 2024 and 2023, respectively.

Option activity was as follows:

	Options	Weighted Average Exercise Price
Balance outstanding as of July 31, 2024	6,163,056	$50.57
Granted	743,105	73.17
Exercised	(334,677)	47.26
Expired/forfeited	(6,358)	57.15
Balance outstanding as of October 31, 2024	6,565,126	$53.29
Performance-Based Awards
Performance-based awards are payable in common stock and are based on a formula that measures Company performance over a three-year period. These awards are settled after three years with payouts ranging from 0% to 200% of the target award depending on achievement.
Pretax performance-based awards expense was $1.9 million and $1.6 million for the three months ended October 31, 2024 and 2023, respectively.
Performance-based awards for non-vested activity were as follows:

	Performance Shares	Weighted Average Grant Date Fair Value
Balance outstanding as of July 31, 2024	227,900	$55.31
Granted	107,300	73.17
Vested	—	—
Forfeited	—	—
Balance outstanding as of October 31, 2024	335,200	$61.03
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
Net periodic pension costs for the Company’s pension plans were as follows (in millions):

	Three Months Ended October 31,
	2024	2023
Service cost	$1.2	$1.2
Interest cost	4.9	5.1
Expected return on assets	(6.4)	(6.4)
Prior service cost amortization	—	—
Actuarial loss amortization	0.6	0.3
Net periodic pension costs	$0.3	$0.2
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
Contract provisions may require the posting of collateral or settlement of the contracts for various reasons, including if the Company’s credit ratings are downgraded below its investment grade credit rating by any of the major credit agencies, or for cross default contractual provisions, if there is a failure under other financing arrangements related to payment terms or covenants. As of October 31, 2024 and July 31, 2024, no collateral was posted.
The Company does not enter into derivative instrument agreements for trading or speculative purposes. For discussion on the fair value of the Company’s derivatives, see Note 15.
Foreign Currency Forward Contracts - Cash Flow Hedges and Derivatives Not Designated as Hedging Instruments
The Company buys materials from foreign suppliers. Those transactions can be denominated in those suppliers’ local currency. The Company also sells to customers in foreign countries. Those transactions can be denominated in those customers’ local currency. Both of these transaction types can create volatility in the Company’s financial statements. The Company uses foreign currency forward contracts to manage those exposures and fluctuations. These contracts generally mature in 12 months or less, which is consistent with the forecasts of the related purchases and sales. Certain contracts are designated as cash flow hedges, whereas the remaining contracts, most of which are related to certain intercompany transactions which offset balance sheet exposure, are not designated as hedging instruments. The total notional amount of the foreign currency forward contracts designated as hedges was $66.9 million and $32.3 million as of October 31, 2024 and July 31, 2024, respectively. The total notional amount of the foreign currency forward contracts not designated as hedges was $190.1 million and $249.7 million as of October 31, 2024 and July 31, 2024, respectively.
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
The total notional amount of net investment hedges as of October 31, 2024 and July 31, 2024 was €80 million, or $88.8 million. The maturity dates range from 2027 to 2029.
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
Short-Term Financial Instruments
As of October 31, 2024 and July 31, 2024, the carrying values of cash and cash equivalents, accounts receivable, short-term borrowings and accounts payable approximate fair value because of the short-term nature of these instruments. Short-term financial instruments are classified as Level 1 in the fair value hierarchy.
Long-Term Debt
As of October 31, 2024, the estimated fair values of fixed interest rate long-term debt were $266.8 million compared to the carrying values of $300.0 million, inclusive of a current portion with a fair value of $24.8 million and carrying value of $25.0 million. As of July 31, 2024, the estimated fair values of fixed interest rate long-term debt were $267.7 million compared to the carrying values of $300.0 million. The fair values are estimated by discounting the projected cash flows using the interest rates at which similar amounts of debt could currently be borrowed. The carrying values of total variable interest rate long-term debt were $265.0 million and $209.9 million as of October 31, 2024 and July 31, 2024, respectively, and approximate their fair values. Long-term debt is classified as Level 2 in the fair value hierarchy.
Investment in Joint Ventures and a Non-Controlling Interest
The Company holds investments in joint ventures and a non-controlling interest, which are accounted for as equity method investments at fair value and are included in other long-term assets on the Consolidated Balance Sheets. The aggregate carrying amount of these investments was $102.7 million and $26.9 million as of October 31, 2024 and July 31, 2024, respectively. The increase is primarily driven by the $73.1 million equity method investment in Medica as of October 31, 2024. These equity method investments are measured at fair value on a non-recurring basis. The fair value of the Company’s equity method investments has not been adjusted as there have been no triggering events or changes in circumstance that would have had an adverse impact on the value of these investments. In the event these investments are required to be measured, they would fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value, as the investments are in privately-held entities.
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

Fair Value of Derivatives Contracts
The fair value of the Company’s derivative contracts, recorded on the Condensed Consolidated Balance Sheets, was as follows (in millions):

		Assets		Liabilities
	Balance Sheet Location	October 31, 2024	July 31, 2024	October 31, 2024	July 31, 2024
Designated as hedging instruments
Foreign currency forward contracts	Other current assets, other current liabilities	$2.1	$0.1	$—	$—
Net investment hedges	Other current assets and other long-term assets	2.7	3.7	—	—
Total designated		4.8	3.8	—	—

Not designated as hedging instruments
Foreign currency forward contracts	Other current assets and other current liabilities	0.7	1.0	1.0	0.3
Total not designated		0.7	1.0	1.0	0.3
Total		$5.5	$4.8	$1.0	$0.3
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
The fair value of the Company’s contingent consideration liability that uses unobservable inputs was $22.4 million as of October 31, 2024 and $21.8 million as of July 31, 2024. The maximum potential payout of the contingent consideration was $29.8 million as of October 31, 2024 and July 31, 2024, see Note 17.
Note 16. Guarantees
Letters of Credit
The Company has letters of credit which guarantee payment to third parties in the event the Company is in breach of contract terms as detailed in each letter of credit. The outstanding contingent liability for standby letters of credit was as follows (in millions):

	October 31, 2024	July 31, 2024
Contingent liability for standby letters of credit issued under the Company’s revolving credit facility	$8.0	$7.5
Amounts drawn for letters of credit under the Company’s revolving credit facility	$—	$—
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

The outstanding debt relating to AFSI, which the Company guarantees half, was $52.4 million and $51.0 million as of October 31, 2024 and July 31, 2024, respectively. AFSI has a $63.0 million revolving credit facility, which expires July 31, 2027 and $17.0 million in an additional multi-currency revolving credit facility which terminates upon notification of either party.
Earnings from AFSI, which are recorded in other income, net in the Condensed Consolidated Statements of Earnings, were $2.9 million and $1.7 million for the three months ended October 31, 2024 and 2023, respectively.
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
The total contingent compensation arrangement liability was $2.3 million and $2.1 million as of October 31, 2024 and July 31, 2024, respectively, which was included in accrued employee compensation and related taxes on the Condensed Consolidated Balance Sheets. The maximum payout of the contingent compensation arrangement upon completion of the future performance periods was $3.0 million, inclusive of the $2.3 million and $2.1 million accrued as of October 31, 2024 and July 31, 2024, respectively.
The Company primarily determines the contingent consideration liability based on the forecasted probability of achieving the certain milestones. The contingent consideration liability is measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. The total contingent consideration liability was $19.6 million and $19.0 million as of October 31, 2024 and July 31, 2024, respectively, and was included in other current and other long-term liabilities on the Condensed Consolidated Balance Sheets. The maximum payout of the contingent consideration was $27.0 million as of October 31, 2024 and July 31, 2024, inclusive of the accruals of $19.6 million and $19.0 million, accrued as of October 31, 2024 and July 31, 2024, respectively. The total contingent consideration paid was $2.0 million as of October 31, 2024 and July 31, 2024, consisting of $2.0 million paid during fiscal 2024. For additional discussion regarding the fair value of the Company’s contingent consideration, see Note 15.
Other Acquisition Agreements
For other acquisitions, the total contingent compensation arrangement liability was $0.3 million as of October 31, 2024 and July 31, 2024, which was included in other long-term liabilities on the Condensed Consolidated Balance Sheets. The maximum payout of the contingent compensation arrangements upon completion of the future performance periods was $0.8 million as of October 31, 2024 and July 31, 2024, which will expire in 2 to 4 years. This is inclusive of the $0.3 million accrued as of October 31, 2024 and July 31, 2024.
The total contingent consideration liability was $2.8 million as of October 31, 2024 and July 31, 2024 and was included in other current liabilities on the Condensed Consolidated Balance Sheets. The maximum payout of the contingent consideration was $2.8 million, as of October 31, 2024 and July 31, 2024.
For additional discussion regarding the fair value of the Company’s contingent consideration liability, see Note 15.

Note 18. Segment Reporting
The Company’s reportable segments are: Mobile Solutions, Industrial Solutions and Life Sciences. The organizational structure also includes Corporate and Unallocated, which includes interest expense and certain corporate expenses determined to be non-allocable to the segments, such as restructuring charges and business development expenses. The Company determines its operating segments consistent with the manner in which it manages its operations and evaluates performance for internal review and decision-making. In the first quarter of fiscal 2025, Corporate and Unallocated included a charge of $3.3 million related primarily to restructuring, see Note 19.
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
The Industrial Solutions segment is organized based on product type and consists of Industrial Air Filtration, Industrial Gases, Industrial Hydraulics, Power Generation and Aerospace and Defense products. These products are further organized by the Industrial Filtration Solutions and Aerospace and Defense business units. Within our industrial portfolio, the Company provides a wide product offering in the market to industrial customers consisting of equipment, ancillary components, replacement parts, performance monitoring and service globally, that cost-effectively enhances productivity and manufacturing efficiency. Industrial Air Filtration, Industrial Gases and Industrial Hydraulics products consist of dust, fume and mist collectors, compressed air and industrial gases purification systems, hydraulic and lubricated rotating filtration applications as well as gas and liquid filtration for industrial processes. Power Generation products consist of air inlet systems and filtration sold to gas compression, power generation and natural gas liquification industries. Aerospace and Defense products consist of air, fuel, lubrication and hydraulic filtration for fixed-wing and rotorcraft aerospace applications and ground defense vehicle and naval platforms. Industrial Solutions businesses sell through multiple channels which include OEMs, distributors and direct-to-consumer in some markets.
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
The Company has manufacturing facilities that serve multiple reportable segments. As such, capital expenditure information by reportable segment has not been provided because the Company does not produce or utilize such information internally. In addition, although depreciation and amortization expense is a component of each reportable segment’s operating results, it is not discretely identifiable as a result of the shared manufacturing facilities.
The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and sharing of assets. Therefore, the Company does not represent that these segments, if operated independently, would report earnings before income taxes and other financial information as stated below.

Segment details were as follows (in millions):

	Three Months Ended October 31,
	2024	2023
Net sales
Mobile Solutions	$572.4	$540.0
Industrial Solutions	257.6	246.2
Life Sciences	70.1	60.1
Total Company	$900.1	$846.3

Earnings (loss) before income taxes
Mobile Solutions	$104.7	$92.2
Industrial Solutions	41.0	43.3
Life Sciences	(5.3)	(4.2)
Total segment	140.4	131.3
Corporate and unallocated	(9.9)	(8.4)
Total Company	$130.5	$122.9
Assets by segment were as follows (in millions):

	October 31, 2024	July 31, 2024
Mobile Solutions	$1,352.8	$1,339.5
Industrial Solutions	859.7	821.7
Life Sciences	517.8	512.1
Total segment assets	2,730.3	2,673.3
Corporate and unallocated	313.3	241.0
Total assets	$3,043.6	$2,914.3
Net sales by business unit were as follows (in millions):

	Three Months Ended October 31,
	2024	2023
Mobile Solutions segment
Off-Road	$89.1	$94.7
On-Road	32.1	37.8
Aftermarket	451.2	407.5
Total Mobile Solutions segment	572.4	540.0

Industrial Solutions segment
Industrial Filtration Solutions	212.4	210.6
Aerospace and Defense	45.2	35.6
Total Industrial Solutions segment	257.6	246.2

Life Sciences segment
Total Life Sciences segment	70.1	60.1

Total Company	$900.1	$846.3
Concentrations
There were no customers that accounted for over 10% of net sales for the three months ended October 31, 2024 or 2023. There were no customers that accounted for over 10% of gross accounts receivable as of October 31, 2024 or July 31, 2024.

Note 19. Restructuring and Other Charges
During the first quarter of fiscal 2025, the Company continued the global footprint and cost optimization actions which began in fiscal 2024. These activities resulted in restructuring expense of $3.3 million, primarily related to severance within the Life Sciences segment. Charges of $1.1 million were included in cost of sales and $2.2 million were included in operating expense in the Condensed Consolidated Statement of Earnings for the quarter ended October 31, 2024.
During fiscal 2024, the Company initiated global footprint and cost optimization actions to further improve its operating and manufacturing cost structure, primarily in EMEA. These activities resulted in restructuring expenses, primarily related to severance, of $6.4 million. Charges of $3.8 million were included in cost of sales and $2.6 million were included in operating expenses in the Consolidated Statement of Earnings for the year ended July 31, 2024.
As of October 31, 2024 and July 31, 2024, respectively, $8.7 million and $6.4 million of accrued expenses were included in accrued employee compensation and related taxes in the Condensed Consolidated Balance Sheet. Estimated future costs associated with actions related to this restructuring initiative are not included due to the Company’s inability to reasonably quantify the anticipated restructuring charges.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Founded in 1915, Donaldson Company, Inc. is a global leader in technology-led filtration products and solutions, serving a broad range of industries and advanced markets. Donaldson’s diverse and skilled employees at approximately 150 locations on six continents, 77 of which are manufacturing and/or distribution centers, partner with customers - from small business owners to the world’s largest original equipment manufacturer (OEM) brands - to solve complex filtration challenges. Customers choose Donaldson’s filtration solutions due to their stringent performance requirements and need for reliability.
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
The Industrial Solutions segment is organized based on product type and consists of Industrial Air Filtration, Industrial Gases, Industrial Hydraulics, Power Generation and Aerospace and Defense products. These products are further organized by the Industrial Filtration Solutions and Aerospace and Defense business units. Within our industrial portfolio, the Company provides a wide product offering in the market to industrial customers consisting of equipment, ancillary components, replacement parts, performance monitoring and service globally, that cost-effectively enhances productivity and manufacturing efficiency. Industrial Air Filtration, Industrial Gases and Industrial Hydraulics products consist of dust, fume and mist collectors, compressed air and industrial gases purification systems, hydraulic and lubricated rotating filtration applications as well as gas and liquid filtration for industrial processes. Power Generation products consist of air inlet systems and filtration sold to gas compression, power generation and natural gas liquification industries. Aerospace and Defense products consist of air, fuel, lubrication and hydraulic filtration for fixed-wing and rotorcraft aerospace applications and ground defense vehicle and naval platforms. Industrial Solutions businesses sell through multiple channels which include OEMs, distributors and direct-to-consumer in some markets.
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

Consolidated Results of Operations
Three months ended October 31, 2024 compared with three months ended October 31, 2023
Operating Results
Operating results were as follows (in millions, except per share amounts):

	Three Months Ended October 31,
	2024	% of net sales	2023	% of net sales
Net sales	$900.1		$846.3
Cost of sales	580.5	64.5%	545.4	64.4%
Gross profit	319.6	35.5	300.9	35.6
Selling, general and administrative	166.1	18.5	155.0	18.3
Research and development	22.7	2.5	21.3	2.5
Operating expenses	188.8	21.0	176.3	20.8
Operating income	130.8	14.5	124.6	14.7
Interest expense	5.5	0.6	5.5	0.6
Other income, net	(5.2)	(0.6)	(3.8)	(0.4)
Earnings before income taxes	130.5	14.5	122.9	14.5
Income taxes	31.5	3.5	30.8	3.6
Net earnings	$99.0	11.0%	$92.1	10.9%

Net earnings per share (EPS) - diluted	$0.81		$0.75
Geographic Net Sales by Origination
Net sales, disaggregated by location where the customer’s order was received, were as follows (in millions):

	Three Months Ended October 31,
	2024	% of net sales	2023	% of net sales
U.S. and Canada	$409.8	45.5%	$381.5	45.1%
Europe, Middle East and Africa (EMEA)	240.9	26.8	234.4	27.7
Asia Pacific (APAC)	155.2	17.2	140.0	16.5
Latin America (LATAM)	94.2	10.5	90.4	10.7
Total Company	$900.1	100.0%	$846.3	100.0%

Net Sales
(1) The impact of foreign currency translation was calculated by translating the first quarter of fiscal 2025 foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the first quarter of the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales by segment (in millions):

	October 31, 2023	Sales volume	Pricing	Currency translation	October 31, 2024
Mobile Solutions segment	$540.0	$21.9	$7.2	$3.3	$572.4
Industrial Solutions segment	246.2	7.4	1.8	2.2	257.6
Life Sciences segment	60.1	8.9	(0.5)	1.6	70.1
Total Company	$846.3	$38.2	$8.5	$7.1	$900.1
Net sales for the three months ended October 31, 2024 increased $53.8 million, or 6.4%, from the three months ended October 31, 2023, reflecting higher sales in the Mobile Solutions segment of $32.4 million, or 6.0% growth, the Industrial Solutions segment of $11.4 million, or 4.6% growth, and the Life Sciences segment of $10.0 million, or 16.6% growth. Foreign currency translation increased net sales by $7.1 million compared to the three months ended October 31, 2023, reflecting increases in the Mobile Solutions, Industrial Solutions and Life Sciences segments of $3.3 million, $2.2 million and $1.6 million, respectively. During the three months ended October 31, 2024, the Company’s net sales increase was driven primarily by volume increases primarily due to strong underlying market growth.
Gross Margin
Gross margin as a percentage of net sales for the three months ended October 31, 2024 was 35.5%, a decrease from 35.6% for the three months ended October 31, 2023. The decrease in gross margin as a percentage of net sales was primarily due to restructuring expenses of $1.1 million associated with a continuation of the global footprint and cost optimization actions.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended October 31, 2024 were $166.1 million, or 18.5% of net sales, compared with $155.0 million, or 18.3% of net sales, for the three months ended October 31, 2023, an increase of $11.1 million, or 7.2%. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to restructuring expenses of $2.2 million associated with a continuation of the global footprint and cost optimization actions.
Research and Development Expenses
Research and development expenses for the three months ended October 31, 2024 were $22.7 million, or 2.5% of net sales, were generally flat as a percentage of net sales compared with $21.3 million, or 2.5% of net sales, for the three months ended October 31, 2023.

Non-Operating Items
Interest expense was $5.5 million for both the three months ended October 31, 2024 and 2023.
Other income, net for the three months ended October 31, 2024 was $5.2 million, compared with other income, net of $3.8 million for the three months ended October 31, 2023, an increase of $1.4 million, which was driven primarily by higher income from joint ventures.
Income Taxes
The effective tax rate was 24.2% and 25.1% for the three months ended October 31, 2024 and 2023, respectively. The lower effective tax rate was primarily due to an increase in discrete tax benefits.
The Organization for Economic Co-operation and Development (“OECD”) released the Model GloBE Rules for Pillar Two on December 20, 2021, which defined a 15% global minimum tax. Since the model rules have been released, many countries have enacted or continue to consider changes in their tax laws and regulations based on the Pillar Two proposals, some of which became effective for tax years beginning after January 1, 2024. We are continuing to evaluate the impact of these proposed and enacted legislative changes as new guidance becomes available. The Company does not expect Pillar Two to have a material impact on the Company’s financial statements as most jurisdictions in which the Company operates have an effective tax above the 15% threshold.
Net Earnings
Net earnings for the three months ended October 31, 2024 were $99.0 million, compared with $92.1 million for the three months ended October 31, 2023, an increase of $6.9 million, or 7.5%. Diluted EPS were $0.81 for the three months ended October 31, 2024, compared with $0.75 for the three months ended October 31, 2023, an increase of $0.06, or 8.1%.
Segment Results of Operations
Net sales and earnings (loss) before income taxes were as follows (in millions):

	Three Months Ended October 31,
	2024	2023
Net sales
Mobile Solutions	$572.4	$540.0
Industrial Solutions	257.6	246.2
Life Sciences	70.1	60.1
Total Company	$900.1	$846.3

Earnings (loss) before income taxes
Mobile Solutions	$104.7	$92.2
Industrial Solutions	41.0	43.3
Life Sciences	(5.3)	(4.2)
Total segment	140.4	131.3
Corporate and unallocated(1)	(9.9)	(8.4)
Total Company	$130.5	$122.9
(1)Corporate and unallocated includes interest expense and certain corporate expenses determined to be non-allocable to the segments, such as restructuring charges and incentive compensation.

Mobile Solutions Segment
Net sales and earnings before income taxes were as follows (in millions):

	Three Months Ended October 31,
	2024	2023
Off-Road	$89.1	$94.7
On-Road	32.1	37.8
Aftermarket	451.2	407.5
Total Mobile Solutions segment	$572.4	$540.0

Mobile Solutions segment earnings before income taxes	$104.7	$92.2
Mobile Solutions segment earnings before income taxes % of net sales	18.3%	17.1%
(1) The impact of foreign currency translation was calculated by translating the first quarter of fiscal 2025 foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the first quarter of the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Three months ended October 31, 2024 compared with three months ended October 31, 2023
Net sales for the Mobile Solutions segment for the three months ended October 31, 2024 were $572.4 million, compared with $540.0 million for the three months ended October 31, 2023, an increase of $32.4 million, or 6.0%. Excluding a $3.3 million increase from foreign currency translation, net sales for the Mobile Solutions segment increased 5.4%. All business units were positively impacted by foreign currency translation.
Net sales of Aftermarket increased $43.7 million, primarily due to volume increases driven by favorable market conditions, inventory destocking in the prior year and market share gains. Net sales of On-Road and Off-Road decreased $5.7 million and $5.6 million, respectively, primarily due to a decline in global equipment production driven by weak end market conditions, including agriculture and transportation.
Earnings before income taxes for the Mobile Solutions segment for the three months ended October 31, 2024 were $104.7 million, or 18.3% of net sales, an increase from 17.1% of net sales for the three months ended October 31, 2023. The increase was driven by higher volume, favorable product mix related to the sale of replacement parts and select lower input costs.

Industrial Solutions Segment
Net sales and earnings before income taxes were as follows (in millions):

	Three Months Ended October 31,
	2024	2023
Industrial Filtration Solutions (IFS)	$212.4	$210.6
Aerospace and Defense	45.2	35.6
Total Industrial Solutions segment	$257.6	$246.2

Industrial Solutions segment earnings before income taxes	$41.0	$43.3
Industrial Solutions segment earnings before income taxes % of net sales	15.9%	17.6%
(1) The impact of foreign currency translation was calculated by translating the first quarter of fiscal 2025 foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the first quarter of the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Three months ended October 31, 2024 compared with three months ended October 31, 2023
Net sales for the Industrial Solutions segment for the three months ended October 31, 2024 were $257.6 million, compared with $246.2 million for the three months ended October 31, 2023, an increase of $11.4 million, or 4.6%. Excluding a $2.2 million increase from foreign currency translation, net sales for the Industrial Solutions segment increased 3.7%.
Net sales of Aerospace and Defense increased by $9.6 million due to ongoing strength in the aerospace and defense end markets. Net sales of IFS increased $1.8 million, reflecting higher sales volume in power generation driven by the timing of projects.
Earnings before income taxes for the Industrial Solutions segment for the three months ended October 31, 2024 were $41.0 million, or 15.9% of net sales, a decrease from 17.6% of net sales for the three months ended October 31, 2023. The decrease was driven by higher operating expense from investments for future growth and the impact of negative product mix.
Life Sciences Segment
Net sales and losses before income taxes were as follows (in millions):

	Three Months Ended October 31,
	2024	2023
Life Sciences segment net sales	$70.1	$60.1
Life Sciences segment losses before income taxes	$(5.3)	$(4.2)
Life Sciences segment losses before income taxes % of net sales	(7.6)%	(7.0)%

(1) The impact of foreign currency translation was calculated by translating the first quarter of fiscal 2025 foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the first quarter of the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Three months ended October 31, 2024 compared with three months ended October 31, 2023
Net sales for the Life Sciences segment for the three months ended October 31, 2024 were $70.1 million, compared with $60.1 million for the three months ended October 31, 2023, an increase of $10.0 million, or 16.6%. Excluding a $1.6 million increase from foreign currency translation, net sales for the Life Sciences segment increased 13.9%. The increase was driven by strong market demand and market share gains in disk drive and strong food and beverage markets in EMEA and APAC.
Losses before income taxes for the Life Sciences segment for the three months ended October 31, 2024 were $5.3 million, or 7.6% of net sales, an increase from losses before income taxes of 7.0% of net sales for the three months ended October 31, 2023. The increase was driven by the expected impact from investments made in the Company’s recently-acquired businesses.
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
Cash Flow Summary
Cash flows were as follows (in millions):

	Three Months Ended October 31,
	2024	2023	$ Change
Net cash provided by (used in):
Operating activities	$72.9	$138.0	$(65.1)
Investing activities	(96.0)	(23.2)	(72.8)
Financing activities	9.8	(78.9)	88.7
Effect of exchange rate changes on cash	1.8	(5.2)	7.0
(Decrease) increase in cash and cash equivalents	$(11.5)	$30.7	$(42.2)

Operating Activities
Cash provided by operating activities for the three months ended October 31, 2024 was $72.9 million, compared with $138.0 million for the three months ended October 31, 2023, a decrease of $65.1 million. The decrease in cash provided by operating activities was primarily driven by an increase in working capital requirements during the current quarter, including purchasing additional inventory to increase on-time deliveries, partially offset by higher earnings in the current quarter.
Investing Activities
Cash used in investing activities for the three months ended October 31, 2024 was $96.0 million, compared with $23.2 million for the three months ended October 31, 2023, an increase of $72.8 million. The increase in cash used was primarily due to the equity method investment in Medica.
Financing Activities
Cash provided by financing activities generally relates to the use of cash for payment of dividends and repurchases of the Company’s common stock, net of borrowing activity and proceeds from the exercise of stock options. Cash provided by financing activities for the three months ended October 31, 2024 was $9.8 million, compared with cash used in financing activities of $78.9 million for the three months ended October 31, 2023, an increase of $88.7 million. The increase was primarily driven by a debt repayment of $73.8 in the first quarter of the prior year.
To determine the level of dividend and share repurchases, the Company considers recent and projected performance across key financial metrics, including earnings, cash flow from operations and total debt. Dividends paid for the three months ended October 31, 2024 and 2023 were $32.4 million and $30.2 million, respectively. Share repurchases for the three months ended October 31, 2024 and 2023 were $74.4 million and $53.3 million, respectively.
Capital Resources
Additional sources of liquidity are existing cash and available credit facilities. Cash and cash equivalents as of October 31, 2024 was $221.2 million, compared with $232.7 million as of July 31, 2024. The Company has capacity of $501.9 million available for further borrowing under existing credit facilities as of October 31, 2024, which includes $327.0 million available on the Company’s $500.0 million unsecured revolving credit facility that expires on May 21, 2026.
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
Financial Condition
Short-Term Borrowings and Long-Term Debt
As of October 31, 2024, total debt, including short-term borrowings and long-term debt, represented 29.4% of total capitalization, defined as total debt plus total stockholders’ equity, compared with 26.5% as of July 31, 2024. As of October 31, 2024, the Company was in compliance with its financial covenants.
Long-term debt outstanding was $563.6 million as of October 31, 2024, compared with $508.4 million as of July 31, 2024, an increase of $55.2 million, primarily due to proceeds from long-term debt received during the three months ended October 31, 2024. As of October 31, 2024, there was $327.0 million available and $165.0 million outstanding on the Company’s $500.0 million unsecured revolving credit facility that expires on May 21, 2026.
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

	October 31, 2024	July 31, 2024	Change
Accounts receivable, net	$631.3	$629.7	$1.6
Days sales outstanding	64	62	2

Inventories, net	$520.0	$476.7	$43.3
Days inventory outstanding	79	71	8

Accounts payable	$373.5	$379.4	$(5.9)
Days payable outstanding	60	57	3

Net cash cycle	83	76	7
Off-Balance Sheet Arrangements
The Company guarantees 50% of certain debts of its joint venture, AFSI, as discussed in Note 16 in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report.
Critical Accounting Estimates
There have been no material changes to the Company’s critical accounting estimates as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2024.
New Accounting Standards Not Yet Adopted
For new accounting standards not yet adopted, refer to Note 1 in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report.
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
The Company, through its management, may make forward-looking statements reflecting the Company’s current views with respect to future events and expectations, such as forecasts, plans, trends and projections relating to the Company’s business and financial performance. These forward-looking statements, which may be included in reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2024, which could cause actual results to differ materially from historical results or those anticipated. The words or phrases such as “will likely result,” “are expected to,” “will continue,” “will allow,” “estimate,” “project,” “believe,” “expect,” “anticipate,” “forecast,” “plan” and similar expressions are intended to identify forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995 (PSLRA). In particular, the Company desires to take advantage of the protections of the PSLRA in connection with the forward-looking statements made in this Quarterly Report on Form 10-Q. All statements other than statements of historical fact are forward-looking statements. These statements do not guarantee future performance.
These forward-looking statements speak only as of the date such statements are made and are subject to risks and uncertainties that could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed. These factors include, but are not limited to, challenges in global operations; impacts of global economic, industrial and political conditions on product demand, impacts from unexpected events, effects of unavailable raw materials, significant demand fluctuations or material cost inflation; inability to attract and retain qualified personnel; inability to meet customer demand; inability to maintain competitive advantages; threats from disruptive technologies; effects of highly competitive markets with pricing pressure; exposure to customer concentration in certain cyclical industries; inability to manage productivity improvements; inability to achieve commitments related to ESG; results of execution of any acquisition, divestiture and other strategic transactions; vulnerabilities associated with information technology systems and security; inability to protect and enforce intellectual property rights; costs associated with governmental laws and regulations; impacts of foreign currency fluctuations; and effects of changes in capital and credit markets. These and other factors are described in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2024. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

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
During the three months ended October 31, 2024, the U.S. dollar was generally weaker than in the three months ended October 31, 2023 compared with many of the currencies of the foreign countries in which the Company operates. The overall weaker U.S. dollar had a positive impact on the Company’s international net sales and net earnings because the foreign denominated revenues translated into more U.S. dollars in many regions around the world. The estimated impact of foreign currency translation for the three months ended October 31, 2024 resulted in an overall increase in reported net sales of $7.1 million and an increase in reported net earnings of $0.9 million.
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
Foreign Currency Forward Contracts - Cash Flow Hedges and Derivatives Not Designated as Hedging Instruments
The Company buys materials from foreign suppliers. Those transactions can be denominated in those suppliers’ local currency. The Company also sells to customers in foreign countries. Those transactions can be denominated in those customers’ local currency. Both of these transaction types can create volatility in the Company’s financial statements. The Company uses foreign currency forward contracts to manage those exposures and fluctuations. These contracts generally mature in 12 months or less, which is consistent with the forecasts of the related purchases and sales. Certain contracts are designated as cash flow hedges, whereas the remaining contracts, most of which are related to certain intercompany transactions which offset balance sheet exposure, are not designated as hedging instruments. The total notional amount of the foreign currency forward contracts designated as hedges was $66.9 million and $32.3 million as of October 31, 2024 and July 31, 2024, respectively. The total notional amount of the foreign currency forward contracts not designated as hedges was $190.1 million and $249.7 million as of October 31, 2024 and July 31, 2024, respectively.
Net Investment Hedges
The Company uses fixed-to-fixed cross-currency swap agreements to hedge its exposure to adverse foreign currency exchange rate movements for its operations in Europe. The Company has elected the spot method for designating these contracts as net investment hedges.
The total notional amount of net investment hedges as of October 31, 2024 and July 31, 2024 was €80 million, or $88.8 million. The maturity dates range from 2027 to 2029.
Based on the net investment hedges outstanding as of October 31, 2024, a 10% appreciation of the U.S. dollar compared to the Euro would result in a net gain of $8.0 million in the fair value of these contracts.
Interest Rates
The Company’s exposure to market risk for changes in interest rates primarily relates to debt obligations that are at variable rates, as well as the potential increase in the fair value of long-term debt resulting from a potential decrease in interest rates. As of October 31, 2024, the Company’s financial liabilities with exposure to changes in interest rates consisted mainly of $165.0 million outstanding on the Company’s unsecured revolving credit facility, €80.0 million, or $86.9 million, of a variable rate term loan and ¥2.0 billion, or $13.1 million, of variable rate senior notes. As of October 31, 2024, variable short-term borrowings outstanding consisted of $70.8 million. Assuming a hypothetical 0.5 percentage point increase in short-term interest rates, with all other variables remaining constant, interest expense would have increased approximately $0.4 million in the three months ended October 31, 2024. The Company has no interest rate hedging agreements. Interest rate changes would also affect the fair market value of fixed-rate debt. As of October 31, 2024, the estimated fair values of fixed interest rate long-term debt were $266.8 million compared to the carrying values of $300.0 million. The fair values are estimated by discounting the projected cash flows using the interest rates at which similar amounts of debt could currently be borrowed.
The interest on cash and cash equivalents will vary as short-term yields change. Assuming a hypothetical 0.5 percentage point increase in yields, with all other variables remaining constant, interest income would have increased approximately $0.3 million in the three months ended October 31, 2024.

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
Bankers’ Acceptance Notes
Consistent with common business practice in APAC, the Company has subsidiaries which accept bankers’ acceptance notes from their customers in settlement of certain customer billed accounts receivable. Bankers’ acceptance notes represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers’ acceptance note as of the maturity date. The maturity dates of bankers’ acceptance notes vary, but it is the Company’s policy to only accept bankers’ acceptance notes with maturity dates no more than 180 days from the date of the Company’s receipt of such draft. As of October 31, 2024 and July 31, 2024, the Company owned $6.7 million and $8.4 million, respectively, of these bankers’ acceptance notes and includes them in accounts receivable on the Condensed Consolidated Balance Sheets.
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
Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
There are inherent risks and uncertainties associated with the Company’s global operations that involve the manufacturing and sale of products for highly demanding customer applications throughout the world. These risks and uncertainties could adversely affect the Company’s business, reputation, financial condition or results of operations. The “Risk Factors” section in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2024 outlines the risks and uncertainties the Company believes are the most material to its business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
Information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the three months ended October 31, 2024 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
August 1 - August 31, 2024	399,865	$72.68	399,865	10,345,810
September 1 - September 30, 2024	186,399	72.42	180,000	10,165,810
October 1 - October 31, 2024	439,022	73.68	439,022	9,726,788
Total	1,025,286	$73.06	1,018,887	9,726,788
In November 2023, the Board of Directors authorized the repurchase of up to 12.0 million shares of the Company’s common stock under the Company’s stock repurchase plan, replacing the Company’s previous stock repurchase plan dated May 31, 2019. This repurchase authorization is effective until terminated by the Board of Directors. The Company has remaining authorization to repurchase 9.7 million shares under this plan. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the three months ended October 31, 2024. The “Total Number of Shares Purchased” column of the table above includes 6,399 shares of previously owned shares tendered by option holders in payment of the exercise price of options during the three months ended October 31, 2024. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under stock-based awards to cover the withholding of taxes due as a result of exercising stock options or payment of stock-based awards.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended October 31, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following financial information from the Donaldson Company, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2024, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Stockholders’ Equity and (vi) the Notes to Condensed Consolidated Financial Statements

104	The cover page from the Donaldson Company Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2024, formatted in iXBRL (included as Exhibit 101)

*	Exhibit has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference as an exhibit.
**	Denotes compensatory plan or management contract.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DONALDSON COMPANY, INC.
(Registrant)

Date: December 6, 2024	By:	/s/ Tod E. Carpenter
Tod E. Carpenter Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: December 6, 2024	By:	/s/ Bradley J. Pogalz
Bradley J. Pogalz Chief Financial Officer (Principal Financial Officer)

Date: December 6, 2024	By:	/s/ Andrew J. Cebulla
Andrew J. Cebulla Vice President and Corporate Controller (Principal Accounting Officer)