Form 10-Q
period 2025-01-31
DONALDSON Co INC
filed 2025-03-04
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of February 25, 2025, 119,517,825 shares of the registrant’s common stock, par value $5.00 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Net sales	$870.0	$876.7	$1,770.1	$1,723.0
Cost of sales	564.1	568.1	1,144.6	1,113.5
Gross profit	305.9	308.6	625.5	609.5
Selling, general and administrative	159.2	156.8	325.3	311.8
Research and development	21.2	22.1	43.9	43.4
Operating expenses	180.4	178.9	369.2	355.2
Operating income	125.5	129.7	256.3	254.3
Interest expense	5.9	5.6	11.4	11.1
Other income, net	(5.4)	(4.9)	(10.6)	(8.7)
Earnings before income taxes	125.0	129.0	255.5	251.9
Income taxes	29.1	30.3	60.6	61.1
Net earnings	$95.9	$98.7	$194.9	$190.8

Weighted average shares – basic	119.6	120.5	119.8	120.7
Weighted average shares – diluted	121.4	122.1	121.7	122.4

Net earnings per share – basic	$0.80	$0.82	$1.63	$1.58
Net earnings per share – diluted	$0.79	$0.81	$1.60	$1.56
See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Net earnings	$95.9	$98.7	$194.9	$190.8
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(33.9)	20.9	(29.0)	(16.7)
Pension liability adjustment, net of deferred taxes of $(0.5), $0.0, $(0.5), and $(0.2), respectively	1.1	(0.2)	1.5	0.8
Derivatives:
Gain (loss) on hedging derivatives, net of deferred taxes of $(0.8), $0.1, $(0.5), and $0.0, respectively	2.1	(0.8)	1.0	(0.7)
Reclassification of hedging derivatives to net earnings, net of taxes of $(0.3), $0.3, $(0.7), and $0.1, respectively	0.7	(0.8)	2.4	(0.1)
Total derivatives	2.8	(1.6)	3.4	(0.8)
Net other comprehensive (loss) income	(30.0)	19.1	(24.1)	(16.7)
Comprehensive income	$65.9	$117.8	$170.8	$174.1

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)
(Unaudited)

	January 31, 2025	July 31, 2024
Assets
Current assets:
Cash and cash equivalents	$189.1	$232.7
Accounts receivable, less allowances of $6.9 and $6.3, respectively	597.6	629.7
Inventories, net	540.8	476.7
Prepaid expenses and other current assets	95.0	99.0
Total current assets	1,422.5	1,438.1
Property, plant and equipment, net	637.8	645.5
Goodwill	469.3	478.4
Intangible assets, net	160.8	171.9
Other long-term assets	270.9	180.4
Total assets	$2,961.3	$2,914.3

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$37.7	$28.3
Current maturities of long-term debt	25.0	25.0
Accounts payable	375.2	379.4
Accrued employee compensation and related taxes	112.3	140.9
Deferred revenue	27.1	19.7
Income taxes payable	57.2	42.6
Dividends payable	32.3	32.5
Other current liabilities	99.0	114.1
Total current liabilities	765.8	782.5
Long-term debt	514.7	483.4
Non-current income taxes payable	18.7	39.8
Deferred income taxes	13.3	16.1
Other long-term liabilities	104.4	103.4
Total liabilities	1,416.9	1,425.2

Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued	758.2	758.2
Additional paid-in capital	33.3	26.8
Retained earnings	2,507.8	2,377.5
Accumulated other comprehensive loss	(223.0)	(198.9)
Treasury stock, 32,126,522 and 31,533,192 shares, respectively, at cost	(1,531.9)	(1,474.5)
Total stockholders’ equity	1,544.4	1,489.1
Total liabilities and stockholders’ equity	$2,961.3	$2,914.3
 See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended January 31,
	2025	2024
Operating Activities
Net earnings	$194.9	$190.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	50.5	48.9
Deferred income taxes	(13.3)	(10.3)
Stock-based compensation expense	16.4	14.5
Other, net	0.6	1.4
Changes in operating assets and liabilities	(85.8)	(20.3)
Net cash provided by operating activities	163.3	225.0

Investing Activities
Purchases of property, plant and equipment	(43.9)	(44.5)
Equity investment	(71.2)	—
Net cash used in investing activities	(115.1)	(44.5)

Financing Activities
Proceeds from long-term debt	55.0	35.0
Repayments of long-term debt	(20.0)	(88.7)
Change in short-term borrowings	10.7	16.3
Purchase of treasury stock	(81.6)	(86.6)
Payment of contingent consideration	(1.8)	—
Dividends paid	(64.6)	(60.3)
Exercise of stock options and other	13.8	12.6
Net cash used in financing activities	(88.5)	(171.7)
Effect of exchange rate changes on cash	(3.3)	(2.1)
(Decrease) increase in cash and cash equivalents	(43.6)	6.7
Cash and cash equivalents, beginning of period	232.7	187.1
Cash and cash equivalents, end of period	$189.1	$193.8

Supplemental Cash Flow Information
Income taxes paid	$83.5	$85.1
Interest paid	$11.1	$11.3
Supplemental Disclosure of Non-Cash Operating and Investing Transactions
Accrued property, plant and equipment additions	$12.6	$14.5
Leased assets obtained in exchange for new operating lease liabilities	$17.1	$8.2

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended January 31, 2025 and 2024
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance as of October 31, 2024	$758.2	$32.6	$2,476.4	$(193.0)	$(1,531.2)	$1,543.0
Net earnings			95.9			95.9
Other comprehensive loss				(30.0)		(30.0)
Treasury stock acquired					(6.5)	(6.5)
Dividends declared ($0.54 per share)			(64.6)			(64.6)
Stock compensation and other activity		0.7	0.1		5.8	6.6
Balance as of January 31, 2025	$758.2	$33.3	$2,507.8	$(223.0)	$(1,531.9)	$1,544.4

Balance as of October 31, 2023	$758.2	$25.6	$2,180.2	$(208.3)	$(1,419.6)	$1,336.1
Net earnings			98.7			98.7
Other comprehensive income				19.1		19.1
Treasury stock acquired					(33.4)	(33.4)
Dividends declared ($0.50 per share)			(60.2)			(60.2)
Stock compensation and other activity		(1.6)	0.3		16.8	15.5
Balance as of January 31, 2024	$758.2	$24.0	$2,219.0	$(189.2)	$(1,436.2)	$1,375.8

	Six Months Ended January 31, 2025 and 2024
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance as of July 31, 2024	$758.2	$26.8	$2,377.5	$(198.9)	$(1,474.5)	$1,489.1
Net earnings			194.9			194.9
Other comprehensive loss				(24.1)		(24.1)
Treasury stock acquired					(81.4)	(81.4)
Dividends declared ($0.54 per share)			(64.5)			(64.5)
Stock compensation and other activity		6.5	(0.1)		24.0	30.4
Balance as of January 31, 2025	$758.2	$33.3	$2,507.8	$(223.0)	$(1,531.9)	$1,544.4

Balance as of July 31, 2023	$758.2	$24.8	$2,087.8	$(172.5)	$(1,377.6)	$1,320.7
Net earnings			190.8			190.8
Other comprehensive loss				(16.7)		(16.7)
Treasury stock acquired					(87.1)	(87.1)
Dividends declared ($0.50 per share)			(60.1)			(60.1)
Stock compensation and other activity		(0.8)	0.5		28.5	28.2
Balance as of January 31, 2024	$758.2	$24.0	$2,219.0	$(189.2)	$(1,436.2)	$1,375.8

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Donaldson Company, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of earnings, comprehensive income, financial position, cash flows and changes in stockholders’ equity have been included and are of a normal recurring nature. Operating results for the three and six months ended January 31, 2025 are not necessarily indicative of the results that may be expected for future periods. The year-end Condensed Consolidated Balance Sheet information was derived from the Company’s Audited Consolidated Financial Statements but does not include all disclosures required by GAAP. For further information, refer to the Audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2024.
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
In November 2024, FASB issued ASU No. 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40), “Disaggregation of Income Statement Expenses,” which improves disclosures about a company’s expenses and provides more detailed information about the types of expenses in commonly presented expense captions. The guidance is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is in the process of evaluating the impact of the ASU on its related disclosures.
In December 2023, FASB issued ASU No. 2023-09, Income Taxes (Topic 740), “Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU is applicable to annual reporting for the Company’s fiscal 2026 and interim reporting for the first quarter of the Company’s fiscal 2027. The Company will adopt ASU 2023-09 for the annual reporting period ending July 31, 2026 and for interim reporting periods thereafter. The Company does not expect adoption of this standard will have a material impact on the related disclosures within its financial statements.

In November 2023, FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), “Improvements to Reportable Segment Disclosures,” which improves the segment disclosures to include reportable segment’s expenses. The guidance is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. This ASU is applicable to annual reporting for the Company’s fiscal 2025 and interim reporting for the first quarter of the Company’s fiscal 2026. The Company will adopt ASU 2023-07 for the annual reporting period ending July 31, 2025 and for interim reporting periods thereafter. The Company is currently evaluating the impact that the adoption of ASU 2023-07 will have on its consolidated financial statements and disclosures.
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
Note 2. Equity Method Investments
On August 9, 2024, the Company acquired a 49% non-controlling stake in Medica S.p.A. (Medica), headquartered in Medolla, Italy, for cash consideration of approximately €62.1 million, or $67.9 million, and capitalized transaction costs of approximately €5.1 million, or $5.8 million. Medica is a leader in hollow fiber membrane filtration technology for medical applications and water purification. The Company has the option to acquire the remaining 51% stake in four years. The investment is accounted for under the equity method of accounting. The earnings from the investment were not material for the three and six months ended January 31, 2025.
The Company is party to joint ventures in Advanced Filtration Systems Inc. (AFSI) with a 50% ownership and PT Panata Jaya Mandiri (PTPJM) with a 30% ownership and also holds a 49% stake in Medica, all of which are considered related parties. The financial impact from the joint ventures and non-controlling interest are not material.
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
Revenue Disaggregation
Net sales, generally disaggregated by location where the customer’s order was placed, were as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
U.S. and Canada	$391.0	$376.9	$800.8	$758.4
Europe, Middle East and Africa (EMEA)	228.3	251.6	469.3	485.9
Asia Pacific (APAC)	151.9	151.0	307.0	291.1
Latin America (LATAM)	98.8	97.2	193.0	187.6
Total net sales	$870.0	$876.7	$1,770.1	$1,723.0
See Note 18 for net sales disaggregated by segment and business unit.
Contract Assets and Liabilities
The satisfaction of performance obligations and the resulting recognition of revenue typically correspond with billing of the customer. In limited circumstances, the customer may be billed at a time later than when revenue is recognized, resulting in contract assets, which are reported in other current assets on the Condensed Consolidated Balance Sheets. Contract assets were $16.6 million and $15.9 million as of January 31, 2025 and July 31, 2024, respectively. In other limited circumstances, the customer may make a payment at a time earlier than when revenue is recognized and prior to the satisfaction of performance obligations, resulting in contract liabilities, which are reported in deferred revenue on the Condensed Consolidated Balance Sheets. Contract liabilities were $27.1 million and $19.7 million as of January 31, 2025 and July 31, 2024, respectively.
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

Note 4. Inventories, Net
The components of inventories, net were as follows (in millions):

	January 31, 2025	July 31, 2024
Raw materials	$200.8	$177.4
Work in process	70.5	61.2
Finished products	269.5	238.1
Total inventories, net	$540.8	$476.7
Note 5. Property, Plant and Equipment, Net
The components of property, plant and equipment, net were as follows (in millions):

	January 31, 2025	July 31, 2024
Land	$28.6	$29.5
Buildings	468.9	451.9
Machinery and equipment	1,080.1	1,052.1
Computer software	134.6	134.7
Construction in progress	42.0	68.4
Less accumulated depreciation	(1,116.4)	(1,091.1)
Total property, plant and equipment, net	$637.8	$645.5
Note 6. Goodwill and Intangible Assets
Goodwill
The Company allocates goodwill to reporting units within its Mobile Solutions, Industrial Solutions and Life Sciences segments. There were no dispositions or impairment charges recorded during the three and six months ended January 31, 2025 and 2024. Goodwill is assessed for impairment annually during the third quarter of the fiscal year, or more frequently if events or changes in circumstances indicate the asset may be impaired. The Company performed its annual impairment assessment during the third quarter of fiscal 2024 and did not record any impairment as a result of this assessment.
Goodwill by reportable segment was as follows (in millions):

	Mobile Solutions Segment	Industrial Solutions Segment	Life Sciences Segment	Total
Balance as of July 31, 2024	$25.4	$289.9	$163.1	$478.4
Foreign currency translation	(0.1)	(4.0)	(5.0)	(9.1)
Balance as of January 31, 2025	$25.3	$285.9	$158.1	$469.3

Intangible Assets
Intangible asset classes were as follows (in millions):

	January 31, 2025
	Weighted Amortizable Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	9.1	$76.0	$(41.7)	$34.3
Trademarks	7.6	13.8	(4.4)	9.4
Technology and patents	16.2	139.8	(24.1)	115.7
Non-compete agreements	2.8	3.9	(2.5)	1.4
Total intangible assets		$233.5	$(72.7)	$160.8

	July 31, 2024
	Weighted Amortizable Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	9.4	$77.4	$(39.9)	$37.5
Trademarks	8.1	14.2	(3.8)	10.4
Technology and patents	16.7	142.4	(20.4)	122.0
Non-compete agreements	2.7	3.9	(1.9)	2.0
Total intangible assets		$237.9	$(66.0)	$171.9
Intangible asset amortization expense was $3.9 million and $7.9 million for the three and six months ended January 31, 2025, respectively, and was $3.8 million and $7.8 million for the three and six months ended January 31, 2024, respectively. Amortization expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings.
There was a foreign currency translation loss of $3.6 million and loss of $3.2 million for the three and six months ended January 31, 2025, respectively, and a gain of $1.5 million and loss of $1.7 million for the three and six months ended January 31, 2024, respectively.
Note 7. Long-Term Debt
As of January 31, 2025, there was $347.0 million available and $145.0 million outstanding on the Company’s $500.0 million unsecured revolving credit facility that expires on May 21, 2026.
Certain debt agreements contain financial covenants related to interest coverage and leverage ratios, as well as other non-financial covenants. As of January 31, 2025, the Company was in compliance with all such covenants.
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
As of January 31, 2025, gross unrecognized tax benefits were $21.2 million and accrued interest and penalties on these unrecognized tax benefits were $2.6 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income taxes in the Condensed Consolidated Statements of Earnings. The Company estimates within the next 12 months it is reasonably possible its uncertain tax positions could decrease by as much as $2.7 million due to lapses in statutes of limitation. The statutes of limitation periods for the Company’s various tax jurisdictions range from two years to 10 years.
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
Basic and diluted net EPS calculations were as follows (in millions, except per share amounts):

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Net earnings	$95.9	$98.7	$194.9	$190.8

Weighted average common shares outstanding
Weighted average common shares – basic	119.6	120.5	119.8	120.7
Dilutive impact of stock-based awards	1.8	1.6	1.9	1.7
Weighted average common shares – diluted	121.4	122.1	121.7	122.4

Net EPS – basic	$0.80	$0.82	$1.63	$1.58
Net EPS – diluted	$0.79	$0.81	$1.60	$1.56
Stock options excluded from net EPS calculation	0.8	—	0.8	—
Note 10. Stockholders’ Equity
Share Repurchases
In November 2023, the Board of Directors authorized the repurchase of up to 12.0 million shares of common stock under the Company’s stock repurchase plan, replacing the Company’s previous stock repurchase plan dated May 31, 2019. This repurchase authorization is effective until terminated by the Board of Directors. During the six months ended January 31, 2025, the Company repurchased 1.1 million shares for $81.4 million. During the six months ended January 31, 2024, the Company repurchased 1.4 million shares for $87.1 million. As of January 31, 2025, the Company had remaining authorization to repurchase 9.6 million shares under the November 2023 stock repurchase plan.
Dividends
Dividends paid were 27.0 cents and 54.0 cents per common share for the three and six months ended January 31, 2025, respectively, and were 25.0 cents and 50.0 cents per common share for the three and six months ended January 31, 2024, respectively.

Note 11. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three months ended January 31, 2025 and 2024 were as follows (in millions):

	Foreign Currency Translation Adjustment	Pension Benefits		Derivative Financial Instruments		Total
Balance as of October 31, 2024, net of tax	$(128.9)	$(68.7)		$4.6		$(193.0)
Other comprehensive (loss) income before reclassifications and tax	(33.9)	—		2.9		(31.0)
Tax expense	—	—		(0.8)		(0.8)
Other comprehensive (loss) income before reclassifications, net of tax	(33.9)	—		2.1		(31.8)

Reclassifications, before tax	—	1.6	(1)	1.0		2.6
Tax expense	—	(0.5)		(0.3)		(0.8)
Reclassifications, net of tax	—	1.1		0.7	(2)	1.8
Other comprehensive (loss) income, net of tax	(33.9)	1.1		2.8		(30.0)
Balance as of January 31, 2025, net of tax	$(162.8)	$(67.6)		$7.4		$(223.0)

Balance as of October 31, 2023, net of tax	$(147.2)	$(66.2)		$5.1		$(208.3)
Other comprehensive income (loss) before reclassifications and tax	20.9	—		(0.9)		20.0
Tax benefit	—	—		0.1		0.1
Other comprehensive income (loss) before reclassifications, net of tax	20.9	—		(0.8)		20.1

Reclassifications, before tax	—	(0.2)	(1)	(1.1)		(1.3)
Tax benefit	—	—		0.3		0.3
Reclassifications, net of tax	—	(0.2)		(0.8)	(2)	(1.0)
Other comprehensive income (loss), net of tax	20.9	(0.2)		(1.6)		19.1
Balance as of January 31, 2024, net of tax	$(126.3)	$(66.4)		$3.5		$(189.2)
(1)Amounts include foreign currency translation loss of $1.0 million and gain of $0.6 million, net amortization of prior service costs and actuarial losses of $0.6 million and $0.4 million in fiscal 2025 and 2024, respectively, included in other income, net in the Condensed Consolidated Statements of Earnings, see Note 13.
(2)Relates to designated foreign currency forward contracts that were reclassified from accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets to net sales, cost of sales and selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings, see Note 14.

Changes in accumulated other comprehensive loss for the six months ended January 31, 2025 and 2024 were as follows (in millions):

	Foreign Currency Translation Adjustment	Pension Benefits		Derivative Financial Instruments		Total
Balance as of July 31, 2024, net of tax	$(133.8)	$(69.1)		$4.0		$(198.9)
Other comprehensive (loss) income before reclassifications and tax	(29.0)	—		1.5		(27.5)
Tax expense	—	—		(0.5)		(0.5)
Other comprehensive (loss) income before reclassifications, net of tax	(29.0)	—		1.0		(28.0)

Reclassifications, before tax	—	2.0	(1)	3.1		5.1
Tax expense	—	(0.5)		(0.7)		(1.2)
Reclassifications, net of tax	—	1.5		2.4	(2)	3.9
Other comprehensive (loss) income, net of tax	(29.0)	1.5		3.4		(24.1)
Balance at January 31, 2025, net of tax	$(162.8)	$(67.6)		$7.4		$(223.0)

Balance as of July 31, 2023, net of tax	$(109.6)	$(67.2)		$4.3		$(172.5)
Other comprehensive loss before reclassifications and tax	(16.7)	—		(0.7)		(17.4)
Tax expense	—	—		—		—
Other comprehensive loss before reclassifications, net of tax	(16.7)	—		(0.7)		(17.4)

Reclassifications, before tax	—	1.0	(1)	(0.2)		0.8
Tax (expense) benefit	—	(0.2)		0.1		(0.1)
Reclassifications, net of tax	—	0.8		(0.1)	(2)	0.7
Other comprehensive (loss) income, net of tax	(16.7)	0.8		(0.8)		(16.7)
Balance at January 31, 2024, net of tax	$(126.3)	$(66.4)		$3.5		$(189.2)
(1)Amounts include foreign currency translation loss of $0.8 million and loss of $0.2 million, net amortization of prior service costs and actuarial losses of $1.2 million and $0.8 million in fiscal 2025 and 2024, respectively, included in other income, net in the Condensed Consolidated Statements of Earnings, see Note 13.
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
Pretax stock-based compensation expense associated with options was $2.2 million and $12.0 million for the three and six months ended January 31, 2025, respectively, and was $2.0 million and $10.5 million for the three and six months ended January 31, 2024, respectively.
Fair value is calculated using the Black-Scholes option pricing model. The weighted average fair value for options granted was $21.67 and $18.98 per share during the six months ended January 31, 2025 and 2024, respectively.

Option activity was as follows:

	Options	Weighted Average Exercise Price
Balance outstanding as of July 31, 2024	6,163,056	$50.57
Granted	791,318	72.91
Exercised	(413,908)	46.31
Expired/forfeited	(18,893)	60.90
Balance outstanding as of January 31, 2025	6,521,573	$53.52
Performance-Based Awards
Performance-based awards are payable in common stock and are based on a formula that measures Company performance over a three-year period. These awards are settled after three years with payouts ranging from 0% to 200% of the target award depending on achievement.
Pretax performance-based awards expense was $1.3 million and $3.2 million for the three and six months ended January 31, 2025, respectively, and $1.5 million and $3.1 million for the three and six months ended January 31, 2024, respectively.
Performance-based awards for non-vested activity were as follows:

	Performance Shares	Weighted Average Grant Date Fair Value
Balance outstanding as of July 31, 2024	227,900	$55.31
Granted	111,900	73.18
Vested	—	—
Forfeited	(18,766)	65.11
Balance outstanding as of January 31, 2025	321,034	$60.97
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
Net periodic pension costs for the Company’s pension plans were as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Service cost	$1.2	$1.2	$2.4	$2.4
Interest cost	4.8	5.1	9.7	10.2
Expected return on assets	(6.4)	(6.4)	(12.8)	(12.9)
Prior service cost amortization	—	—	—	—
Actuarial loss amortization	0.6	0.4	1.2	0.8
Net periodic pension costs	$0.2	$0.3	$0.5	$0.5
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
Contract provisions may require the posting of collateral or settlement of the contracts for various reasons, including if the Company’s credit ratings are downgraded below its investment grade credit rating by any of the major credit agencies, or for cross default contractual provisions, if there is a failure under other financing arrangements related to payment terms or covenants. As of January 31, 2025 and July 31, 2024, no collateral was posted.
The Company does not enter into derivative instrument agreements for trading or speculative purposes. For discussion on the fair value of the Company’s derivatives, see Note 15.
Foreign Currency Forward Contracts - Cash Flow Hedges and Derivatives Not Designated as Hedging Instruments
The Company buys materials from foreign suppliers. Those transactions can be denominated in those suppliers’ local currency. The Company also sells to customers in foreign countries. Those transactions can be denominated in those customers’ local currency. Both of these transaction types can create volatility in the Company’s financial statements. The Company uses foreign currency forward contracts to manage those exposures and fluctuations. These contracts generally mature in 12 months or less, which is consistent with the forecasts of the related purchases and sales. Certain contracts are designated as cash flow hedges, whereas the remaining contracts, most of which are related to certain intercompany transactions which offset balance sheet exposure, are not designated as hedging instruments. The total notional amount of the foreign currency forward contracts designated as hedges was $48.1 million and $32.3 million as of January 31, 2025 and July 31, 2024, respectively. The total notional amount of the foreign currency forward contracts not designated as hedges was $214.9 million and $249.7 million as of January 31, 2025 and July 31, 2024, respectively.
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
The total notional amount of net investment hedges as of January 31, 2025 and July 31, 2024 was €80 million, or $88.8 million. The maturity dates range from 2027 to 2029.
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
Short-Term Financial Instruments
As of January 31, 2025 and July 31, 2024, the carrying values of cash and cash equivalents, accounts receivable, short-term borrowings and accounts payable approximate fair value because of the short-term nature of these instruments. Short-term financial instruments are classified as Level 1 in the fair value hierarchy.
Long-Term Debt
As of January 31, 2025, the estimated fair values of fixed interest rate long-term debt were $266.1 million compared to the carrying values of $300.0 million, inclusive of a current portion with a fair value of $24.9 million and carrying value of $25.0 million. As of July 31, 2024, the estimated fair values of fixed interest rate long-term debt were $267.7 million compared to the carrying values of $300.0 million. The fair values are estimated by discounting the projected cash flows using the interest rates at which similar amounts of debt could currently be borrowed. The carrying values of total variable interest rate long-term debt were $241.0 million and $209.9 million as of January 31, 2025 and July 31, 2024, respectively, and approximate their fair values. Long-term debt is classified as Level 2 in the fair value hierarchy.
Investment in Joint Ventures and a Non-Controlling Interest
The Company holds investments in joint ventures and a non-controlling interest, which are accounted for as equity method investments at fair value and are included in other long-term assets on the Consolidated Balance Sheets. The aggregate carrying amount of these investments was $97.7 million and $26.9 million as of January 31, 2025 and July 31, 2024, respectively. The increase is primarily driven by the $68.9 million equity method investment in Medica as of January 31, 2025. These equity method investments are measured at fair value on a non-recurring basis. The fair value of the Company’s equity method investments has not been adjusted as there have been no triggering events or changes in circumstance that would have had an adverse impact on the value of these investments. In the event these investments are required to be measured, they would fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value, as the investments are in privately-held entities.
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

Fair Value of Derivatives Contracts
The fair value of the Company’s derivative contracts, recorded on the Condensed Consolidated Balance Sheets, was as follows (in millions):

		Assets		Liabilities
	Balance Sheet Location	January 31, 2025	July 31, 2024	January 31, 2025	July 31, 2024
Designated as hedging instruments
Foreign currency forward contracts	Other current assets	$3.0	$0.1	$—	$—
Net investment hedges	Other current assets, other long-term assets	5.4	3.7	—	—
Total designated		8.4	3.8	—	—

Not designated as hedging instruments
Foreign currency forward contracts	Other current assets, other current liabilities	1.1	1.0	0.4	0.3
Total not designated		1.1	1.0	0.4	0.3
Total		$9.5	$4.8	$0.4	$0.3
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
The fair value of the Company’s contingent consideration liability that uses unobservable inputs was $20.7 million as of January 31, 2025 and $21.8 million as of July 31, 2024. The decrease of the contingent consideration liability was driven by $1.8 million of total contingent consideration paid during the three months ended January 31, 2025. The maximum potential payout of the contingent consideration was $28.0 million and $29.8 million as of January 31, 2025 and July 31, 2024, respectively, see Note 17.
Note 16. Guarantees
Letters of Credit
The Company has letters of credit which guarantee payment to third parties in the event the Company is in breach of contract terms as detailed in each letter of credit. The outstanding contingent liability for standby letters of credit was as follows (in millions):

	January 31, 2025	July 31, 2024
Contingent liability for standby letters of credit issued under the Company’s revolving credit facility	$8.0	$7.5
Amounts drawn for letters of credit under the Company’s revolving credit facility	$—	$—

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
The outstanding debt relating to AFSI, which the Company guarantees half, was $49.3 million and $51.0 million as of January 31, 2025 and July 31, 2024, respectively. AFSI has a $63.0 million revolving credit facility, which expires July 31, 2027 and $17.0 million in an additional multi-currency revolving credit facility which terminates upon notification of either party.
Earnings from AFSI, which are recorded in other income, net in the Condensed Consolidated Statements of Earnings, were $3.3 million and $6.2 million for the three and six months ended January 31, 2025, respectively, and were $2.5 million and $4.2 million for the three and six months ended January 31, 2024, respectively.
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
The total contingent compensation arrangement liability was $2.6 million and $2.1 million as of January 31, 2025 and July 31, 2024, respectively, which was included in accrued employee compensation and related taxes on the Condensed Consolidated Balance Sheets. The maximum payout of the contingent compensation arrangement upon completion of the future performance periods was $3.0 million as of January 31, 2025 and July 31, 2024, inclusive of the $2.6 million and $2.1 million accrued as of January 31, 2025 and July 31, 2024, respectively.
The Company primarily determines the contingent consideration liability based on the forecasted probability of achieving the certain milestones. The contingent consideration liability is measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. The total contingent consideration liability was $19.7 million and $19.0 million as of January 31, 2025 and July 31, 2024, respectively, and was included in other current and other long-term liabilities on the Condensed Consolidated Balance Sheets. The maximum payout of the contingent consideration was $27.0 million as of January 31, 2025 and July 31, 2024, inclusive of the accruals of $19.7 million and $19.0 million, accrued as of January 31, 2025 and July 31, 2024, respectively. The total contingent consideration paid was $2.0 million as of January 31, 2025 and July 31, 2024, consisting of $2.0 million paid during fiscal 2024. For additional discussion regarding the fair value of the Company’s contingent consideration, see Note 15.
Other Acquisition Agreements
For other acquisitions, the total contingent compensation arrangement liability was $0.3 million as of January 31, 2025 and July 31, 2024, which was included in other long-term liabilities on the Condensed Consolidated Balance Sheets. The maximum payout of the contingent compensation arrangements upon completion of the future performance periods was $0.5 million and $0.8 million as of January 31, 2025 and July 31, 2024, respectively, which will expire in 2 years. This is inclusive of the $0.3 million accrued as of January 31, 2025 and July 31, 2024.

The total contingent consideration liability was $1.0 million and $2.8 million as of January 31, 2025 and July 31, 2024, respectively, and was included in other current liabilities on the Condensed Consolidated Balance Sheets. The maximum payout of the contingent consideration was $1.0 million and $2.8 million, as of January 31, 2025 and July 31, 2024, respectively. The total contingent consideration paid was $1.8 million as of January 31, 2025, which was paid during the three months ended January 31, 2025.
For additional discussion regarding the fair value of the Company’s contingent consideration liability, see Note 15.
Note 18. Segment Reporting
The Company’s reportable segments are: Mobile Solutions, Industrial Solutions and Life Sciences. The organizational structure also includes Corporate and Unallocated, which includes interest expense and certain corporate expenses determined to be non-allocable to the segments, such as restructuring charges and business development expenses. The Company determines its operating segments consistent with the manner in which it manages its operations and evaluates performance for internal review and decision-making. For the three and six months ended January 31, 2025, Corporate and Unallocated included charges of $6.6 million and $9.9 million, respectively, related primarily to restructuring and business development.
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

Segment details were as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Net sales
Mobile Solutions	$547.5	$550.3	$1,119.9	$1,090.3
Industrial Solutions	253.7	263.4	511.3	509.6
Life Sciences	68.8	63.0	138.9	123.1
Total Company	$870.0	$876.7	$1,770.1	$1,723.0

Earnings (loss) before income taxes
Mobile Solutions	$95.5	$99.2	$200.2	$191.4
Industrial Solutions	40.9	47.4	81.9	90.7
Life Sciences	(0.5)	(5.8)	(5.8)	(10.0)
Total segment	135.9	140.8	276.3	272.1
Corporate and unallocated(1)	(10.9)	(11.8)	(20.8)	(20.2)
Total Company	$125.0	$129.0	$255.5	$251.9
(1)Corporate and unallocated includes interest expense and certain corporate expenses determined to be non-allocable to the segments, such as restructuring charges and portions of incentive compensation.
Assets by segment were as follows (in millions):

	January 31, 2025	July 31, 2024
Mobile Solutions	$1,339.7	$1,339.5
Industrial Solutions	829.8	821.7
Life Sciences	501.3	512.1
Total segment assets	2,670.8	2,673.3
Corporate and unallocated	290.5	241.0
Total assets	$2,961.3	$2,914.3
Net sales by business unit were as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Mobile Solutions segment
Off-Road	$80.2	$91.9	$169.3	$186.6
On-Road	25.3	33.5	57.4	71.3
Aftermarket	442.0	424.9	893.2	832.4
Total Mobile Solutions segment	547.5	550.3	1,119.9	1,090.3

Industrial Solutions segment
Industrial Filtration Solutions	207.5	224.5	419.9	435.1
Aerospace and Defense	46.2	38.9	91.4	74.5
Total Industrial Solutions segment	253.7	263.4	511.3	509.6

Life Sciences segment
Total Life Sciences segment	68.8	63.0	138.9	123.1

Total Company	$870.0	$876.7	$1,770.1	$1,723.0

Concentrations
There were no customers that accounted for over 10% of net sales for the three and six months ended January 31, 2025 or 2024. There were no customers that accounted for over 10% of gross accounts receivable as of January 31, 2025 or July 31, 2024.
Note 19. Restructuring and Other Charges
During the first two quarters of fiscal 2025, the Company continued the global footprint and cost optimization actions which began in fiscal 2024. These activities resulted in restructuring expense of $2.2 million and $5.5 million for the three and six months ended January 31, 2025, respectively, primarily related to continued global footprint optimization and cost reduction actions. Charges of $0.6 million and $1.7 million were included in cost of sales and $1.6 million and $3.8 million were included in operating expense in the Condensed Consolidated Statement of Earnings for the three and six months ended January 31, 2025, respectively.
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
As of January 31, 2025 and July 31, 2024, respectively, $6.2 million and $6.4 million of accrued expenses were included in accrued employee compensation and related taxes in the Condensed Consolidated Balance Sheet. Estimated future costs associated with actions related to this restructuring initiative are not included due to the Company’s inability to reasonably quantify the anticipated restructuring charges.
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
Consolidated Results of Operations
Three months ended January 31, 2025 compared with three months ended January 31, 2024
Operating Results
Operating results were as follows (in millions, except per share amounts):

	Three Months Ended January 31,
	2025	% of net sales	2024	% of net sales
Net sales	$870.0		$876.7
Cost of sales	564.1	64.8%	568.1	64.8%
Gross profit	305.9	35.2	308.6	35.2
Selling, general and administrative	159.2	18.3	156.8	17.9
Research and development	21.2	2.4	22.1	2.5
Operating expenses	180.4	20.7	178.9	20.4
Operating income	125.5	14.4	129.7	14.8
Interest expense	5.9	0.7	5.6	0.6
Other income, net	(5.4)	(0.6)	(4.9)	(0.5)
Earnings before income taxes	125.0	14.4	129.0	14.7
Income taxes	29.1	3.3	30.3	3.5
Net earnings	$95.9	11.0%	$98.7	11.3%

Net earnings per share (EPS) - diluted	$0.79		$0.81
Geographic Net Sales by Origination
Net sales, disaggregated by location where the customer’s order was received, were as follows (in millions):

	Three Months Ended January 31,
	2025	% of net sales	2024	% of net sales
U.S. and Canada	$391.0	44.9%	$376.9	43.0%
Europe, Middle East and Africa (EMEA)	228.3	26.2	251.6	28.7
Asia Pacific (APAC)	151.9	17.5	151.0	17.2
Latin America (LATAM)	98.8	11.4	97.2	11.1
Total Company	$870.0	100.0%	$876.7	100.0%

Net Sales
(1) The impact of foreign currency translation was calculated by translating the second quarter of fiscal 2025 foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the second quarter of the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales by segment (in millions):

	January 31, 2024	Sales volume	Pricing	Currency translation	January 31, 2025
Mobile Solutions segment	$550.3	$2.5	$5.4	$(10.7)	$547.5
Industrial Solutions segment	263.4	(9.1)	2.3	(2.9)	253.7
Life Sciences segment	63.0	7.4	(0.5)	(1.1)	68.8
Total Company	$876.7	$0.8	$7.2	$(14.7)	$870.0
Net sales for the three months ended January 31, 2025 decreased $6.7 million, or 0.8%, from the three months ended January 31, 2024, reflecting lower sales in the Mobile Solutions segment of $2.8 million, or a 0.5% decline, and the Industrial Solutions segment of $9.7 million, or a 3.7% decline, partially offset by higher sales in the Life Sciences segment of $5.8 million, or 9.2% growth. Foreign currency translation decreased net sales by $14.7 million compared to the three months ended January 31, 2024, reflecting decreases in the Mobile Solutions, Industrial Solutions and Life Sciences segments of $10.7 million, $2.9 million and $1.1 million, respectively. During the three months ended January 31, 2025, the Company’s net sales decrease was driven by unfavorable foreign currency impacts, partially offset by pricing benefits.
Gross Margin
Gross margin as a percentage of net sales for the three months ended January 31, 2025 was 35.2% compared with 35.2% for the three months ended January 31, 2024, and was consistent with the prior year.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended January 31, 2025 were $159.2 million, or 18.3% of net sales, compared with $156.8 million, or 17.9% of net sales, for the three months ended January 31, 2024, an increase of $2.4 million, or 1.5%. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to restructuring and other non-recurring expenses of $6.0 million, partially offset by disciplined expense management.
Research and Development Expenses
Research and development expenses for the three months ended January 31, 2025 were $21.2 million, or 2.4% of net sales, and were approximately flat compared with $22.1 million, or 2.5% of net sales, for the three months ended January 31, 2024.

Non-Operating Items
Interest expense for the three months ended January 31, 2025 was $5.9 million, compared with $5.6 million for the three months ended January 31, 2024, an increase of $0.3 million, or 5.3%. The increase reflected a higher proportion of variable interest rate debt.
Other income, net for the three months ended January 31, 2025 was $5.4 million, compared with other income, net of $4.9 million for the three months ended January 31, 2024, an increase of $0.5 million, which was driven primarily by lower foreign currency losses in the current year.
Income Taxes
The effective tax rate was 23.2% and 23.5% for the three months ended January 31, 2025 and 2024, respectively. The lower effective tax rate was primarily due to a favorable shift in the mix of global earnings.
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
Net Earnings
Net earnings for the three months ended January 31, 2025 were $95.9 million, compared with $98.7 million for the three months ended January 31, 2024, a decrease of $2.8 million, or 2.7%. Diluted EPS were $0.79 for the three months ended January 31, 2025, compared with $0.81 for the three months ended January 31, 2024, a decrease of $0.02, or 2.2%.
Six months ended January 31, 2025 compared with six months ended January 31, 2024
Operating Results
Operating results were as follows (in millions, except per share amounts):

	Six Months Ended January 31,
	2025	% of net sales	2024	% of net sales
Net sales	$1,770.1		$1,723.0
Cost of sales	1,144.6	64.7%	1,113.5	64.6%
Gross profit	625.5	35.3	609.5	35.4
Selling, general and administrative	325.3	18.4	311.8	18.1
Research and development	43.9	2.5	43.4	2.5
Operating expenses	369.2	20.9	355.2	20.6
Operating income	256.3	14.5	254.3	14.8
Interest expense	11.4	0.6	11.1	0.6
Other income, net	(10.6)	(0.6)	(8.7)	(0.5)
Earnings before income taxes	255.5	14.4	251.9	14.6
Income taxes	60.6	3.4	61.1	3.5
Net earnings	$194.9	11.0%	$190.8	11.1%

Net EPS - diluted	$1.60		$1.56

Geographic Net Sales by Origination
Net sales, disaggregated by location where the customer’s order was received, were as follows (in millions):

	Six Months Ended January 31,
	2025	% of net sales	2024	% of net sales
U.S. and Canada	$800.8	45.3%	$758.4	44.0%
EMEA	469.3	26.5	485.9	28.2
APAC	307.0	17.3	291.1	16.9
LATAM	193.0	10.9	187.6	10.9
Total Company	$1,770.1	100.0%	$1,723.0	100.0%
Net Sales
(1) The impact of foreign currency translation was calculated by translating the year-to-date fiscal 2025 foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the year-to-date net sales of the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales by segment (in millions):

	January 31, 2024	Sales volume	Pricing	Currency translation	January 31, 2025
Mobile Solutions segment	$1,090.3	$24.3	$12.6	$(7.3)	$1,119.9
Industrial Solutions segment	509.6	(1.8)	4.0	(0.5)	511.3
Life Sciences segment	123.1	16.3	(1.0)	0.5	138.9
Total Company	$1,723.0	$38.8	$15.6	$(7.3)	$1,770.1
Net sales for the six months ended January 31, 2025 increased $47.1 million, or 2.7%, from the six months ended January 31, 2024, reflecting higher sales in the Mobile Solutions segment of $29.6 million, or 2.7% growth, the Industrial Solutions segment of $1.7 million, or 0.3% growth, and the Life Sciences segment of $15.8 million, or 12.8% growth. Foreign currency translation decreased net sales by $7.3 million compared to the six months ended January 31, 2024, reflecting decreases in the Mobile Solutions and Industrial Solutions segments of $7.3 million and $0.5 million, respectively, partially offset by an increase in the Life Sciences segment of $0.5 million. During the six months ended January 31, 2025, the Company’s net sales increased due to volume growth and higher pricing, partially offset by unfavorable foreign currency impacts.
Gross Margin
Gross margin as a percentage of net sales for the six months ended January 31, 2025 was 35.3% compared with 35.4% for the six months ended January 31, 2024, and was consistent with the prior year.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended January 31, 2025 were $325.3 million, or 18.4% of net sales, compared with $311.8 million, or 18.1% of net sales, for the six months ended January 31, 2024, an increase of $13.5 million, or 4.3%. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to restructuring and other non-recurring expenses of $8.2 million, partially offset by disciplined expense management.
Research and Development Expenses
Research and development expenses for the six months ended January 31, 2025 were $43.9 million, or 2.5% of net sales, and were approximately flat compared with $43.4 million, or 2.5% of net sales, for the six months ended January 31, 2024.
Non-Operating Items
Interest expense for the six months ended January 31, 2025 was $11.4 million, compared with $11.1 million for the six months ended January 31, 2024, an increase of $0.3 million, or 2.7%. The increase reflected a higher proportion of variable interest rate debt.
Other income, net for the six months ended January 31, 2025 was $10.6 million, compared with other income, net of $8.7 million for the six months ended January 31, 2024, an increase of $1.9 million, which was driven primarily by higher income from joint ventures.
Income Taxes
The effective tax rate was 23.7% and 24.2% for the six months ended January 31, 2025 and 2024, respectively. The lower effective tax rate was primarily due to an increase in discrete tax benefits.
Net Earnings
Net earnings for the six months ended January 31, 2025 were $194.9 million, compared with $190.8 million for the six months ended January 31, 2024, an increase of $4.1 million, or 2.2%. Diluted EPS were $1.60 for the six months ended January 31, 2025, compared with $1.56 for the six months ended January 31, 2024, an increase of $0.04, or 2.8%.
Segment Results of Operations
Net sales and earnings (loss) before income taxes were as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Net sales
Mobile Solutions	$547.5	$550.3	$1,119.9	$1,090.3
Industrial Solutions	253.7	263.4	511.3	509.6
Life Sciences	68.8	63.0	138.9	123.1
Total Company	$870.0	$876.7	$1,770.1	$1,723.0

Earnings (loss) before income taxes
Mobile Solutions	$95.5	$99.2	$200.2	$191.4
Industrial Solutions	40.9	47.4	81.9	90.7
Life Sciences	(0.5)	(5.8)	(5.8)	(10.0)
Total segment	135.9	140.8	276.3	272.1
Corporate and unallocated(1)	(10.9)	(11.8)	(20.8)	(20.2)
Total Company	$125.0	$129.0	$255.5	$251.9
(1)Corporate and unallocated includes interest expense and certain corporate expenses determined to be non-allocable to the segments, such as restructuring charges and portions of incentive compensation.

Mobile Solutions Segment
Net sales and earnings before income taxes were as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Off-Road	$80.2	$91.9	$169.3	$186.6
On-Road	25.3	33.5	57.4	71.3
Aftermarket	442.0	424.9	893.2	832.4
Total Mobile Solutions segment	$547.5	$550.3	$1,119.9	$1,090.3

Mobile Solutions segment earnings before income taxes	$95.5	$99.2	$200.2	$191.4
Mobile Solutions segment earnings before income taxes % of net sales	17.4%	18.0%	17.9%	17.6%
Three months ended January 31, 2025 compared with three months ended January 31, 2024
(1) The impact of foreign currency translation was calculated by translating the second quarter of fiscal 2025 foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the second quarter of the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales for the Mobile Solutions segment for the three months ended January 31, 2025 were $547.5 million, compared with $550.3 million for the three months ended January 31, 2024, a decrease of $2.8 million, or 0.5%. Foreign currency translation negatively impacted net sales for the Mobile Solutions segment by 1.9%. All business units were negatively impacted by foreign currency translation.
Net sales of Aftermarket increased $17.1 million, primarily due to strong market demand. Net sales of On-Road and Off-Road decreased $8.2 million and $11.7 million, respectively, primarily due to a decline in global equipment production driven by weak end market conditions, including agriculture and transportation.
Earnings before income taxes for the Mobile Solutions segment for the three months ended January 31, 2025 were $95.5 million, or 17.4% of net sales, a decrease from 18.0% of net sales for the three months ended January 31, 2024. The decrease was driven by deleveraging of operating expenses.

Six months ended January 31, 2025 compared with six months ended January 31, 2024
(1) The impact of foreign currency translation was calculated by translating the year-to-date fiscal 2025 foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the year-to-date net sales of the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales for the Mobile Solutions segment for the six months ended January 31, 2025 were $1,119.9 million, compared with $1,090.3 million for the six months ended January 31, 2024, an increase of $29.6 million, or 2.7%. Foreign currency translation negatively impacted net sales for the Mobile Solutions segment by 0.7%. All business units were negatively impacted by foreign currency translation.
Net sales of Aftermarket increased $60.8 million due to volume increases driven by strong market demand and market share gains. Net sales of On-Road and Off-Road decreased $13.9 million and $17.3 million, respectively, primarily due to a decline in global equipment production driven by weak end market conditions, including agriculture and transportation.
Earnings before income taxes for the Mobile Solutions segment for the six months ended January 31, 2025 were $200.2 million, or 17.9% of net sales, an increase from 17.6% of net sales for the six months ended January 31, 2024. The increase was driven by higher volume and favorable product mix related to the sale of replacement parts.
Industrial Solutions Segment
Net sales and earnings before income taxes were as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Industrial Filtration Solutions (IFS)	$207.5	$224.5	$419.9	$435.1
Aerospace and Defense	46.2	38.9	91.4	74.5
Total Industrial Solutions segment	$253.7	$263.4	$511.3	$509.6

Industrial Solutions segment earnings before income taxes	$40.9	$47.4	$81.9	$90.7
Industrial Solutions segment earnings before income taxes % of net sales	16.1%	18.0%	16.0%	17.8%

Three months ended January 31, 2025 compared with three months ended January 31, 2024
(1) The impact of foreign currency translation was calculated by translating the second quarter of fiscal 2025 foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the second quarter of the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales for the Industrial Solutions segment for the three months ended January 31, 2025 were $253.7 million, compared with $263.4 million for the three months ended January 31, 2024, a decrease of $9.7 million, or 3.7%. Foreign currency translation negatively impacted net sales for the Industrial Solutions segment by 1.1%. Both business units were negatively impacted by foreign currency translation.
Net sales of IFS decreased $17.0 million, reflecting lower sales volume in power generation driven by the timing of projects and lower sales volume in industrial gases driven by weak market conditions. Net sales of Aerospace and Defense increased by $7.3 million due to ongoing strength in the Defense end markets.
Earnings before income taxes for the Industrial Solutions segment for the three months ended January 31, 2025 were $40.9 million, or 16.1% of net sales, a decrease from 18.0% of net sales for the three months ended January 31, 2024. The decrease was driven primarily by deleveraging of operating expenses.

Six months ended January 31, 2025 compared with six months ended January 31, 2024
(1) The impact of foreign currency translation was calculated by translating the year-to-date fiscal 2025 foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the year-to-date net sales of the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales for the Industrial Solutions segment for the six months ended January 31, 2025 were $511.3 million, compared with $509.6 million for the six months ended January 31, 2024, an increase of $1.7 million, or 0.3%. Foreign currency translation negatively impacted net sales for the Industrial Solutions segment by 0.1%. Both business units were negatively impacted by foreign currency translation.
Net sales of IFS decreased $15.2 million, reflecting lower sales volume in industrial gases and industrial air filtration driven by weak market conditions and lower sales volume in power generation driven by the timing of projects. Net sales of Aerospace and Defense increased by $16.9 million due to ongoing strength in the Defense end markets.
Earnings before income taxes for the Industrial Solutions segment for the six months ended January 31, 2025 were $81.9 million, or 16.0% of net sales, a decrease from 17.8% of net sales for the six months ended January 31, 2024 primarily driven by deleveraging operating expenses and the impact of negative product mix.
Life Sciences Segment
Net sales and losses before income taxes were as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Life Sciences segment net sales	$68.8	$63.0	$138.9	$123.1
Life Sciences segment losses before income taxes	$(0.5)	$(5.8)	$(5.8)	$(10.0)
Life Sciences segment losses before income taxes % of net sales	(0.7)%	(9.2)%	(4.2)%	(8.1)%

Three months ended January 31, 2025 compared with three months ended January 31, 2024
(1) The impact of foreign currency translation was calculated by translating the second quarter of fiscal 2025 foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the second quarter of the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales for the Life Sciences segment for the three months ended January 31, 2025 were $68.8 million, compared with $63.0 million for the three months ended January 31, 2024, an increase of $5.8 million, or 9.2%. Foreign currency translation negatively impacted net sales for the Life Sciences segment by 1.7%. The increase was driven by strong market demand in disk drive.
Losses before income taxes for the Life Sciences segment for the three months ended January 31, 2025 were $0.5 million, or 0.7% of net sales, a decrease from losses before income taxes of 9.2% of net sales for the three months ended January 31, 2024. The improvement was driven by leverage from higher sales and benefits from recent restructuring activities.

Six months ended January 31, 2025 compared with six months ended January 31, 2024
(1) The impact of foreign currency translation was calculated by translating the year-to-date fiscal 2025 foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the year-to-date net sales of the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales for the Life Sciences segment for the six months ended January 31, 2025 were $138.9 million, compared with $123.1 million for the six months ended January 31, 2024, an increase of $15.8 million, or 12.8%. Foreign currency translation favorably impacted net sales for the Life Sciences segment by 0.4%. The increase was driven by strong market demand in disk drive.
Losses before income taxes for the Life Sciences segment for the six months ended January 31, 2025 were $5.8 million, or 4.2% of net sales, a decrease from losses before income taxes of 8.1% of net sales for the six months ended January 31, 2024. The improvement was driven by leverage from higher sales and benefits from recent restructuring activities.
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
Cash Flow Summary
Cash flows were as follows (in millions):

	Six Months Ended January 31,
	2025	2024	$ Change
Net cash provided by (used in):
Operating activities	$163.3	$225.0	$(61.7)
Investing activities	(115.1)	(44.5)	(70.6)
Financing activities	(88.5)	(171.7)	83.2
Effect of exchange rate changes on cash	(3.3)	(2.1)	(1.2)
(Decrease) increase in cash and cash equivalents	$(43.6)	$6.7	$(50.3)

Operating Activities
Cash provided by operating activities for the six months ended January 31, 2025 was $163.3 million, compared with $225.0 million for the six months ended January 31, 2024, a decrease of $61.7 million. The decrease in cash provided by operating activities was primarily driven by an increase in working capital requirements during the current quarter, including purchasing additional inventory to increase on-time deliveries.
Investing Activities
Cash used in investing activities for the six months ended January 31, 2025 was $115.1 million, compared with $44.5 million for the six months ended January 31, 2024, an increase of $70.6 million. The increase in cash used was primarily due to the equity method investment in Medica.
Financing Activities
Cash used in financing activities generally relates to the use of cash for payment of dividends and repurchases of the Company’s common stock, net of borrowing activity and proceeds from the exercise of stock options. Cash used in financing activities for the six months ended January 31, 2025 was $88.5 million, compared with cash used in financing activities of $171.7 million for the six months ended January 31, 2024, a decrease of $83.2 million. The decrease was primarily driven by a debt repayment of $20.0 million in the current year compared to $88.7 million in the prior year.
To determine the level of dividend and share repurchases, the Company considers recent and projected performance across key financial metrics, including earnings, cash flow from operations and total debt. Dividends paid for the six months ended January 31, 2025 and 2024 were $64.6 million and $60.3 million, respectively. Share repurchases for the six months ended January 31, 2025 and 2024 were $81.6 million and $86.6 million, respectively.
Capital Resources
Additional sources of liquidity are existing cash and available credit facilities. Cash and cash equivalents as of January 31, 2025 was $189.1 million, compared with $232.7 million as of July 31, 2024. The Company has capacity of $543.9 million available for further borrowing under existing credit facilities as of January 31, 2025, which includes $347.0 million available on the Company’s $500.0 million unsecured revolving credit facility that expires on May 21, 2026.
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
Financial Condition
Short-Term Borrowings and Long-Term Debt
As of January 31, 2025, total debt, including short-term borrowings and long-term debt, represented 27.2% of total capitalization, defined as total debt plus total stockholders’ equity, compared with 26.5% as of July 31, 2024. As of January 31, 2025, the Company was in compliance with its financial covenants.
Long-term debt outstanding was $539.7 million as of January 31, 2025, compared with $508.4 million as of July 31, 2024, an increase of $31.3 million, primarily due to proceeds from long-term debt received to finance our equity method investment in Medica during the six months ended January 31, 2025. As of January 31, 2025, there was $347.0 million available and $145.0 million outstanding on the Company’s $500.0 million unsecured revolving credit facility that expires on May 21, 2026.
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

	January 31, 2025	July 31, 2024	Change
Accounts receivable, net	$597.6	$629.7	$(32.1)
Days sales outstanding	65	62	3

Inventories, net	$540.8	$476.7	$64.1
Days inventory outstanding	87	71	16

Accounts payable	$375.2	$379.4	$(4.2)
Days payable outstanding	61	57	4

Net cash cycle	91	76	15
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
During the six months ended January 31, 2025, the U.S. dollar was generally stronger than in the six months ended January 31, 2024 compared with many of the currencies of the foreign countries in which the Company operates. The overall stronger U.S. dollar had a negative impact on the Company’s international net sales and net earnings because the foreign denominated revenues translated into less U.S. dollars in many regions around the world. The estimated impact of foreign currency translation for the six months ended January 31, 2025 resulted in an overall decrease in reported net sales of $7.3 million and a decrease in reported net earnings of $0.6 million.
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
Foreign Currency Forward Contracts - Cash Flow Hedges and Derivatives Not Designated as Hedging Instruments
The Company buys materials from foreign suppliers. Those transactions can be denominated in those suppliers’ local currency. The Company also sells to customers in foreign countries. Those transactions can be denominated in those customers’ local currency. Both of these transaction types can create volatility in the Company’s financial statements. The Company uses foreign currency forward contracts to manage those exposures and fluctuations. These contracts generally mature in 12 months or less, which is consistent with the forecasts of the related purchases and sales. Certain contracts are designated as cash flow hedges, whereas the remaining contracts, most of which are related to certain intercompany transactions which offset balance sheet exposure, are not designated as hedging instruments. The total notional amount of the foreign currency forward contracts designated as hedges was $48.1 million and $32.3 million as of January 31, 2025 and July 31, 2024, respectively. The total notional amount of the foreign currency forward contracts not designated as hedges was $214.9 million and $249.7 million as of January 31, 2025 and July 31, 2024, respectively.
Net Investment Hedges
The Company uses fixed-to-fixed cross-currency swap agreements to hedge its exposure to adverse foreign currency exchange rate movements for its operations in Europe. The Company has elected the spot method for designating these contracts as net investment hedges.
The total notional amount of net investment hedges as of January 31, 2025 and July 31, 2024 was €80 million, or $88.8 million. The maturity dates range from 2027 to 2029.
Based on the net investment hedges outstanding as of January 31, 2025, a 10% appreciation of the U.S. dollar compared to the Euro would result in a net gain of $7.7 million in the fair value of these contracts.
Interest Rates
The Company’s exposure to market risk for changes in interest rates primarily relates to debt obligations that are at variable rates, as well as the potential increase in the fair value of long-term debt resulting from a potential decrease in interest rates. As of January 31, 2025, the Company’s financial liabilities with exposure to changes in interest rates consisted mainly of $145.0 million outstanding on the Company’s unsecured revolving credit facility, €80 million, or $83.1 million, of a variable rate term loan and ¥2 billion, or $12.9 million, of variable rate senior notes. As of January 31, 2025, variable short-term borrowings outstanding consisted of $37.6 million. Assuming a hypothetical 0.5 percentage point increase in short-term interest rates, with all other variables remaining constant, interest expense would have increased approximately $0.7 million in the six months ended January 31, 2025. The Company has no interest rate hedging agreements. Interest rate changes would also affect the fair market value of fixed-rate debt. As of January 31, 2025, the estimated fair values of fixed interest rate long-term debt were $266.1 million compared to the carrying values of $300.0 million. The fair values are estimated by discounting the projected cash flows using the interest rates at which similar amounts of debt could currently be borrowed.
The interest on cash and cash equivalents will vary as short-term yields change. Assuming a hypothetical 0.5 percentage point increase in yields, with all other variables remaining constant, interest income would have increased approximately $0.5 million in the six months ended January 31, 2025.

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
Bankers’ Acceptance Notes
Consistent with common business practice in APAC, the Company has subsidiaries which accept bankers’ acceptance notes from their customers in settlement of certain customer billed accounts receivable. Bankers’ acceptance notes represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers’ acceptance note as of the maturity date. The maturity dates of bankers’ acceptance notes vary, but it is the Company’s policy to only accept bankers’ acceptance notes with maturity dates no more than 180 days from the date of the Company’s receipt of such draft. As of January 31, 2025 and July 31, 2024, the Company owned $7.3 million and $8.4 million, respectively, of these bankers’ acceptance notes and includes them in accounts receivable on the Condensed Consolidated Balance Sheets.
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
Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Potential new or incremental international tariffs could materially and adversely affect our business and results of operations.
Due to the global reach of our operations, changes in international trade policy could result in an adverse effect on our results of operations, financial condition and cash flows. Steps taken by governments to consider applying additional or new tariffs have the potential to disrupt existing supply chains, impose additional costs on our business, and could lead to other countries attempting to retaliate by imposing tariffs, which would make our products more expensive for customers, and, in turn, could make our products less competitive. Any additional tariffs in the United States or retaliatory tariffs imposed by other governments would exacerbate the impact. Any new, substantial tariff increases on imports to the United States from Canada, Mexico and China, should they be implemented and sustained for an extended period of time, could have a significant adverse effect on our business and our supply chain.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
Information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the three months ended January 31, 2025 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
November 1 - November 30, 2024	87,311	$74.23	87,311	9,639,477
December 1 - December 31, 2024	—	—	—	9,639,477
January 1 - January 31, 2025	—	—	—	9,639,477
Total	87,311	$74.23	87,311	9,639,477
In November 2023, the Board of Directors authorized the repurchase of up to 12.0 million shares of the Company’s common stock under the Company’s stock repurchase plan, replacing the Company’s previous stock repurchase plan dated May 31, 2019. This repurchase authorization is effective until terminated by the Board of Directors. The Company has remaining authorization to repurchase 9.6 million shares under this plan. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the three months ended January 31, 2025. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under stock-based awards to cover the withholding of taxes due as a result of exercising stock options or payment of stock-based awards.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended January 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
101
The following financial information from the Donaldson Company, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2025, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Stockholders’ Equity and (vi) the Notes to Condensed Consolidated Financial Statements

104	The cover page from the Donaldson Company Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2025, formatted in iXBRL (included as Exhibit 101)

*	Exhibit has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference as an exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DONALDSON COMPANY, INC.
(Registrant)

Date: March 4, 2025	By:	/s/ Tod E. Carpenter
Tod E. Carpenter Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: March 4, 2025	By:	/s/ Bradley J. Pogalz
Bradley J. Pogalz Chief Financial Officer (Principal Financial Officer)

Date: March 4, 2025	By:	/s/ Andrew J. Cebulla
Andrew J. Cebulla Vice President and Corporate Controller (Principal Accounting Officer)