Form 10-Q
period 2025-04-30
DONALDSON Co INC
filed 2025-06-03
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 28, 2025, 116,519,946 shares of the registrant’s common stock, par value $5.00 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Net sales	$940.1	$927.9	$2,710.2	$2,650.9
Cost of sales	618.2	597.8	1,762.8	1,711.3
Gross profit	321.9	330.1	947.4	939.6
Selling, general and administrative	151.1	161.7	476.4	473.5
Loss on impairment of intangible assets	62.0	—	62.0	—
Research and development	21.4	24.8	65.3	68.2
Operating expenses	234.5	186.5	603.7	541.7
Operating income	87.4	143.6	343.7	397.9
Interest expense	5.7	5.0	17.1	16.1
Other income, net	(5.3)	(5.4)	(15.9)	(14.1)
Earnings before income taxes	87.0	144.0	342.5	395.9
Income taxes	29.2	30.5	89.8	91.6
Net earnings	$57.8	$113.5	$252.7	$304.3

Weighted average shares – basic	118.8	120.8	119.4	120.8
Weighted average shares – diluted	120.3	122.9	121.2	122.6

Net earnings per share – basic	$0.49	$0.94	$2.12	$2.52
Net earnings per share – diluted	$0.48	$0.92	$2.09	$2.48
See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Net earnings	$57.8	$113.5	$252.7	$304.3
Other comprehensive income (loss):
Foreign currency translation gain (loss)	54.1	(13.5)	25.1	(30.2)
Pension liability adjustment, net of deferred taxes of $0.4, $(0.9), $(0.1), and $(1.1), respectively	(0.9)	2.7	0.6	3.5
Derivatives:
(Loss) gain on hedging derivatives, net of deferred taxes of $1.4, $0.1, $0.9, and $0.1, respectively	(4.5)	0.3	(3.5)	(0.4)
Reclassification of hedging derivatives to net earnings, net of taxes of $0.5, $0.1, $(0.2), and $0.2, respectively	(1.5)	(0.4)	0.9	(0.5)
Total derivatives	(6.0)	(0.1)	(2.6)	(0.9)
Net other comprehensive income (loss)	47.2	(10.9)	23.1	(27.6)
Comprehensive income	$105.0	$102.6	$275.8	$276.7

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)
(Unaudited)

	April 30, 2025	July 31, 2024
Assets
Current assets:
Cash and cash equivalents	$178.5	$232.7
Accounts receivable, less allowances of $6.8 and $6.3, respectively	665.6	629.7
Inventories, net	529.4	476.7
Prepaid expenses and other current assets	102.0	99.0
Total current assets	1,475.5	1,438.1
Property, plant and equipment, net	648.3	645.5
Goodwill	489.8	478.4
Intangible assets, net	101.7	171.9
Other long-term assets	281.2	180.4
Total assets	$2,996.5	$2,914.3

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$83.6	$28.3
Current maturities of long-term debt	—	25.0
Accounts payable	362.0	379.4
Accrued employee compensation and related taxes	134.8	140.9
Deferred revenue	23.4	19.7
Income taxes payable	42.5	42.6
Dividends payable	—	32.5
Other current liabilities	113.8	114.1
Total current liabilities	760.1	782.5
Long-term debt	638.8	483.4
Non-current income taxes payable	20.1	39.8
Deferred income taxes	11.1	16.1
Other long-term liabilities	102.2	103.4
Total liabilities	1,532.3	1,425.2

Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued	758.2	758.2
Additional paid-in capital	34.2	26.8
Retained earnings	2,565.6	2,377.5
Accumulated other comprehensive loss	(175.8)	(198.9)
Treasury stock, 34,897,582 and 31,533,192 shares, respectively, at cost	(1,718.0)	(1,474.5)
Total stockholders’ equity	1,464.2	1,489.1
Total liabilities and stockholders’ equity	$2,996.5	$2,914.3
 See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended April 30,
	2025	2024
Operating Activities
Net earnings	$252.7	$304.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	75.1	73.5
Deferred income taxes	(19.2)	(16.6)
Stock-based compensation expense	20.1	18.3
Loss on impairment of intangible assets	62.0	—
Other, net	(10.6)	2.0
Changes in operating assets and liabilities	(129.1)	(15.0)
Net cash provided by operating activities	251.0	366.5

Investing Activities
Purchases of property, plant and equipment	(58.6)	(65.8)
Equity investment	(71.2)	—
Acquisitions, net of cash acquired	—	(2.0)
Net cash used in investing activities	(129.8)	(67.8)

Financing Activities
Proceeds from long-term debt	190.0	119.7
Repayments of long-term debt	(65.0)	(228.8)
Change in short-term borrowings	54.1	15.9
Purchase of treasury stock	(272.2)	(113.8)
Payment of contingent consideration	(2.8)	(1.7)
Dividends paid	(96.9)	(90.3)
Exercise of stock options and other	17.4	41.5
Net cash used in financing activities	(175.4)	(257.5)
Effect of exchange rate changes on cash	—	(4.6)
(Decrease) increase in cash and cash equivalents	(54.2)	36.6
Cash and cash equivalents, beginning of period	232.7	187.1
Cash and cash equivalents, end of period	$178.5	$223.7

Supplemental Cash Flow Information
Income taxes paid	$134.9	$115.1
Interest paid	$14.7	$17.8
Supplemental Disclosure of Non-Cash Operating and Investing Transactions
Accrued property, plant and equipment additions	$13.0	$12.0
Leased assets obtained in exchange for new operating lease liabilities	$21.6	$16.3

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended April 30, 2025 and 2024
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance as of January 31, 2025	$758.2	$33.3	$2,507.8	$(223.0)	$(1,531.9)	$1,544.4
Net earnings			57.8			57.8
Other comprehensive income				47.2		47.2
Treasury stock acquired					(192.4)	(192.4)
Dividends declared ($0.00 per share)			0.1			0.1
Stock compensation and other activity		0.9	(0.1)		6.3	7.1
Balance as of April 30, 2025	$758.2	$34.2	$2,565.6	$(175.8)	$(1,718.0)	$1,464.2

Balance as of January 31, 2024	$758.2	$24.0	$2,219.0	$(189.2)	$(1,436.2)	$1,375.8
Net earnings			113.5			113.5
Other comprehensive loss				(10.9)		(10.9)
Treasury stock acquired					(26.9)	(26.9)
Dividends declared ($0.00 per share)			0.1			0.1
Stock compensation and other activity		(0.3)	(0.1)		32.8	32.4
Balance as of April 30, 2024	$758.2	$23.7	$2,332.5	$(200.1)	$(1,430.3)	$1,484.0

	Nine Months Ended April 30, 2025 and 2024
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance as of July 31, 2024	$758.2	$26.8	$2,377.5	$(198.9)	$(1,474.5)	$1,489.1
Net earnings			252.7			252.7
Other comprehensive income				23.1		23.1
Treasury stock acquired					(273.8)	(273.8)
Dividends declared ($0.54 per share)			(64.4)			(64.4)
Stock compensation and other activity		7.4	(0.2)		30.3	37.5
Balance as of April 30, 2025	$758.2	$34.2	$2,565.6	$(175.8)	$(1,718.0)	$1,464.2

Balance as of July 31, 2023	$758.2	$24.8	$2,087.8	$(172.5)	$(1,377.6)	$1,320.7
Net earnings			304.3			304.3
Other comprehensive loss				(27.6)		(27.6)
Treasury stock acquired					(114.0)	(114.0)
Dividends declared ($0.50 per share)			(60.0)			(60.0)
Stock compensation and other activity		(1.1)	0.4		61.3	60.6
Balance as of April 30, 2024	$758.2	$23.7	$2,332.5	$(200.1)	$(1,430.3)	$1,484.0

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Donaldson Company, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of earnings, comprehensive income, financial position, cash flows and changes in stockholders’ equity have been included and are of a normal recurring nature. Operating results for the three and nine months ended April 30, 2025 are not necessarily indicative of the results that may be expected for future periods. The year-end Condensed Consolidated Balance Sheet information was derived from the Company’s Audited Consolidated Financial Statements but does not include all disclosures required by GAAP. For further information, refer to the Audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2024.
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
In November 2024, FASB issued ASU No. 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40), “Disaggregation of Income Statement Expenses,” which improves disclosures about a company’s expenses and provides more detailed information about the types of expenses in commonly presented expense captions. The guidance is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. This ASU is applicable to annual reporting for the Company’s fiscal 2028 and interim reporting for the first quarter of the Company’s fiscal 2029. The Company will adopt ASU 2024-03 for the annual reporting period ending July 31, 2028 and for interim reporting periods thereafter. The Company is in the process of evaluating the impact of the ASU on its related disclosures.
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

In November 2023, FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), “Improvements to Reportable Segment Disclosures,” which improves the segment disclosures to include reportable segment’s expenses. The guidance is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. This ASU is applicable to annual reporting for the Company’s fiscal 2025 and interim reporting for the first quarter of the Company’s fiscal 2026. The Company will adopt ASU 2023-07 for the annual reporting period ending July 31, 2025 and for interim reporting periods thereafter. The Company is in the process of evaluating the impact that the adoption of ASU 2023-07 will have on its consolidated financial statements and disclosures.
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
Note 2. Equity Method Investments
On August 9, 2024, the Company acquired a 49% non-controlling stake in Medica S.p.A. (Medica), headquartered in Medolla, Italy, for cash consideration of approximately €62.1 million, or $67.9 million, and capitalized transaction costs of approximately €5.1 million, or $5.8 million. Medica is a leader in hollow fiber membrane filtration technology for medical applications and water purification. The Company has the option to acquire the remaining 51% stake in four years. The investment is accounted for under the equity method of accounting. The earnings from the investment were not material for the three and nine months ended April 30, 2025.
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
Revenue Disaggregation
Net sales, generally disaggregated by location where the customer’s order was placed, were as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
U.S. and Canada	$420.9	$417.0	$1,221.7	$1,175.5
Europe, Middle East and Africa (EMEA)	259.5	261.2	728.8	747.1
Asia Pacific (APAC)	158.3	150.6	465.3	441.6
Latin America (LATAM)	101.4	99.1	294.4	286.7
Total net sales	$940.1	$927.9	$2,710.2	$2,650.9
See Note 18 for net sales disaggregated by segment and business unit.
Contract Assets and Liabilities
The satisfaction of performance obligations and the resulting recognition of revenue typically correspond with billing of the customer. In limited circumstances, the customer may be billed at a time later than when revenue is recognized, resulting in contract assets, which are reported in other current assets on the Condensed Consolidated Balance Sheets. Contract assets were $20.2 million and $15.9 million as of April 30, 2025 and July 31, 2024, respectively. In other limited circumstances, the customer may make a payment at a time earlier than when revenue is recognized and prior to the satisfaction of performance obligations, resulting in contract liabilities, which are reported in deferred revenue on the Condensed Consolidated Balance Sheets. Contract liabilities were $23.4 million and $19.7 million as of April 30, 2025 and July 31, 2024, respectively.
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

Note 4. Inventories, Net
The components of inventories, net were as follows (in millions):

	April 30, 2025	July 31, 2024
Raw materials	$190.5	$177.4
Work in process	70.5	61.2
Finished products	268.4	238.1
Total inventories, net	$529.4	$476.7
Note 5. Property, Plant and Equipment, Net
The components of property, plant and equipment, net were as follows (in millions):

	April 30, 2025	July 31, 2024
Land	$29.3	$29.5
Buildings	484.0	451.9
Machinery and equipment	1,108.0	1,052.1
Computer software	130.2	134.7
Construction in progress	46.7	68.4
Less accumulated depreciation	(1,149.9)	(1,091.1)
Total property, plant and equipment, net	$648.3	$645.5
Note 6. Goodwill and Intangible Assets
Goodwill
The Company allocates goodwill to reporting units within its Mobile Solutions, Industrial Solutions and Life Sciences segments. There were no dispositions or impairment charges recorded during the three and nine months ended April 30, 2025 and 2024. Goodwill is assessed for impairment annually during the third quarter of the fiscal year, or more frequently if events or changes in circumstances indicate the asset may be impaired. The Company performed its annual impairment assessment during the third quarter of fiscal 2025 and did not record any impairment as a result of this assessment.
Goodwill by reportable segment was as follows (in millions):

	Mobile Solutions Segment	Industrial Solutions Segment	Life Sciences Segment	Total
Balance as of July 31, 2024	$25.4	$289.9	$163.1	$478.4
Foreign currency translation	—	5.4	6.0	11.4
Balance as of April 30, 2025	$25.4	$295.3	$169.1	$489.8
Intangible Assets
Intangible asset classes were as follows (in millions):

	April 30, 2025
	Weighted Amortizable Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	8.8	$77.7	$(43.8)	$33.9
Trademarks	6.6	4.4	(2.4)	2.0
Technology and patents	16.8	82.9	(18.0)	64.9
Non-compete agreements	2.9	2.5	(1.6)	0.9
Total intangible assets		$167.5	$(65.8)	$101.7

	July 31, 2024
	Weighted Amortizable Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	9.4	$77.4	$(39.9)	$37.5
Trademarks	8.1	14.2	(3.8)	10.4
Technology and patents	16.7	142.4	(20.4)	122.0
Non-compete agreements	2.7	3.9	(1.9)	2.0
Total intangible assets		$237.9	$(66.0)	$171.9
In the third quarter of fiscal 2025, the Company identified a triggering event related to certain asset groups and performed a valuation of certain long-lived intangible assets in accordance with ASC 360, Impairment and Disposal of Long-Lived Assets. The Company used a discounted cash flow analysis to estimate the fair value of each long-lived asset group. As a result of the valuation, the Company recorded $62.0 million of impairment expense related to intangible assets in the Company’s bioprocessing businesses within the Life Sciences segment. The impairment expense was included in Loss on impairment of intangible assets in the Condensed Consolidated Statements of Earnings. Of the impairment expense, $46.6 million was related to Univercells Technologies, reflecting lower-than-anticipated bioprocessing capital spending, particularly for early-stage assets, while drug development timelines are longer than previously anticipated. The remaining $15.4 million of impairment expense was related to Solaris as market demand for industrial bioreactors had significantly declined.
Intangible asset amortization expense was $3.4 million and $11.3 million for the three and nine months ended April 30, 2025, respectively, and was $3.9 million and $11.7 million for the three and nine months ended April 30, 2024, respectively. Amortization expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings.
There was a foreign currency translation gain of $6.3 million and $3.1 million for the three and nine months ended April 30, 2025, respectively, and loss of $0.9 million and $2.6 million for the three and nine months ended April 30, 2024, respectively.
Note 7. Long-Term Debt
As of April 30, 2025, there was $232.0 million available and $260.0 million outstanding on the Company’s $500.0 million unsecured revolving credit facility that expires on May 21, 2026.
Certain debt agreements contain financial covenants related to interest coverage and leverage ratios, as well as other non-financial covenants. As of April 30, 2025, the Company was in compliance with all such covenants.
Note 8. Income Taxes
The Company’s effective tax rate was 33.6% and 21.2% for the three months ended April 30, 2025 and 2024, respectively, and 26.2% and 23.1% for the nine months ended April 30, 2025 and 2024, respectively. The higher effective tax rate was primarily due to the current quarter's loss on impairment of intangible assets, as the discrete tax benefit on the loss on impairment of intangible assets was reduced by an increase in valuation allowance.
Specifically, the $62.0 million loss on impairment of intangible assets recorded by the Company during the three months ended April 30, 2025 resulted in a corresponding reduction in a deferred tax liability of $16.0 million. This reduction was partially offset by an increase in valuation allowance of $12.3 million, resulting in a net deferred tax impact and corresponding tax benefit of $3.7 million related to the expense.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The U.S. Internal Revenue Service has completed examinations of the Company’s U.S. federal income tax returns through fiscal 2020. With few exceptions, the Company is no longer subject to state and foreign income tax examinations by tax authorities for years before fiscal 2019.
As of April 30, 2025, gross unrecognized tax benefits were $22.8 million and accrued interest and penalties on these unrecognized tax benefits were $2.9 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income taxes in the Condensed Consolidated Statements of Earnings. The Company estimates within the next 12 months it is reasonably possible its uncertain tax positions could decrease by as much as $2.8 million due to lapses in statutes of limitation. The statutes of limitation periods for the Company’s various tax jurisdictions range from two years to 10 years.
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
Basic and diluted net EPS calculations were as follows (in millions, except per share amounts):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Net earnings	$57.8	$113.5	$252.7	$304.3

Weighted average common shares outstanding
Weighted average common shares – basic	118.8	120.8	119.4	120.8
Dilutive impact of stock-based awards	1.5	2.1	1.8	1.8
Weighted average common shares – diluted	120.3	122.9	121.2	122.6

Net EPS – basic	$0.49	$0.94	$2.12	$2.52
Net EPS – diluted	$0.48	$0.92	$2.09	$2.48
Stock options excluded from net EPS calculation	0.8	—	0.8	—
Note 10. Stockholders’ Equity
Share Repurchases
In November 2023, the Board of Directors authorized the repurchase of up to 12.0 million shares of common stock under the Company’s stock repurchase plan, replacing the Company’s previous stock repurchase plan dated May 31, 2019. This repurchase authorization is effective until terminated by the Board of Directors. During the nine months ended April 30, 2025, the Company repurchased 4.0 million shares for $273.8 million. During the nine months ended April 30, 2024, the Company repurchased 1.8 million shares for $114.0 million. As of April 30, 2025, the Company had remaining authorization to repurchase 6.7 million shares under the November 2023 stock repurchase plan.
Dividends
Dividends paid were 27.0 cents and 81.0 cents per common share for the three and nine months ended April 30, 2025, respectively, and were 25.0 cents and 75.0 cents per common share for the three and nine months ended April 30, 2024, respectively.
On May 30, 2025, the Company’s Board of Directors declared a cash dividend in the amount of 30.0 cents per common share, payable June 30, 2025, to stockholders of record as of June 16, 2025.

Note 11. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three months ended April 30, 2025 and 2024 were as follows (in millions):

	Foreign Currency Translation Adjustment	Pension Benefits		Derivative Financial Instruments		Total
Balance as of January 31, 2025, net of tax	$(162.8)	$(67.6)		$7.4		$(223.0)
Other comprehensive income (loss) before reclassifications and tax	54.1	—		(5.9)		48.2
Tax benefit	—	—		1.4		1.4
Other comprehensive income (loss) before reclassifications, net of tax	54.1	—		(4.5)		49.6

Reclassifications, before tax	—	(1.3)	(1)	(2.0)		(3.3)
Tax benefit	—	0.4		0.5		0.9
Reclassifications, net of tax	—	(0.9)		(1.5)	(2)	(2.4)
Other comprehensive income (loss), net of tax	54.1	(0.9)		(6.0)		47.2
Balance as of April 30, 2025, net of tax	$(108.7)	$(68.5)		$1.4		$(175.8)

Balance as of January 31, 2024, net of tax	$(126.3)	$(66.4)		$3.5		$(189.2)
Other comprehensive (loss) income before reclassifications and tax	(13.5)	—		0.2		(13.3)
Tax benefit	—	—		0.1		0.1
Other comprehensive (loss) income before reclassifications, net of tax	(13.5)	—		0.3		(13.2)

Reclassifications, before tax	—	3.6	(1)	(0.5)		3.1
Tax (expense) benefit	—	(0.9)		0.1		(0.8)
Reclassifications, net of tax	—	2.7		(0.4)	(2)	2.3
Other comprehensive (loss) income, net of tax	(13.5)	2.7		(0.1)		(10.9)
Balance as of April 30, 2024, net of tax	$(139.8)	$(63.7)		$3.4		$(200.1)
(1)Amounts include foreign currency translation gain of $1.9 million and loss of $0.1 million, net amortization of prior service costs and actuarial losses of $0.6 million and $0.4 million and reclassifications due to settlement charges of $0.0 million and $3.1 million in fiscal 2025 and 2024, respectively, included in other income, net in the Condensed Consolidated Statements of Earnings, see Note 13.
(2)Relates to designated foreign currency forward contracts that were reclassified from accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets to net sales, cost of sales and selling, general and administrative expenses or other income, net in the Condensed Consolidated Statements of Earnings, see Note 14.

Changes in accumulated other comprehensive loss for the nine months ended April 30, 2025 and 2024 were as follows (in millions):

	Foreign Currency Translation Adjustment	Pension Benefits		Derivative Financial Instruments		Total
Balance as of July 31, 2024, net of tax	$(133.8)	$(69.1)		$4.0		$(198.9)
Other comprehensive income (loss) before reclassifications and tax	25.1	—		(4.4)		20.7
Tax benefit	—	—		0.9		0.9
Other comprehensive income (loss) before reclassifications, net of tax	25.1	—		(3.5)		21.6

Reclassifications, before tax	—	0.7	(1)	1.1		1.8
Tax expense	—	(0.1)		(0.2)		(0.3)
Reclassifications, net of tax	—	0.6		0.9	(2)	1.5
Other comprehensive income (loss), net of tax	25.1	0.6		(2.6)		23.1
Balance at April 30, 2025, net of tax	$(108.7)	$(68.5)		$1.4		$(175.8)

Balance as of July 31, 2023, net of tax	$(109.6)	$(67.2)		$4.3		$(172.5)
Other comprehensive loss before reclassifications and tax	(30.2)	—		(0.5)		(30.7)
Tax expense	—	—		0.1		0.1
Other comprehensive loss before reclassifications, net of tax	(30.2)	—		(0.4)		(30.6)

Reclassifications, before tax	—	4.6	(1)	(0.7)		3.9
Tax (expense) benefit	—	(1.1)		0.2		(0.9)
Reclassifications, net of tax	—	3.5		(0.5)	(2)	3.0
Other comprehensive (loss) income, net of tax	(30.2)	3.5		(0.9)		(27.6)
Balance at April 30, 2024, net of tax	$(139.8)	$(63.7)		$3.4		$(200.1)
(1)Amounts include foreign currency translation gain of $1.1 million and loss of $0.3 million, net amortization of prior service costs and actuarial losses of $1.8 million and $1.2 million and reclassifications due to settlement charges of $0.0 million and $3.1 million in fiscal 2025 and 2024, respectively, included in other income, net in the Condensed Consolidated Statements of Earnings, see Note 13.
(2)Relates to designated foreign currency forward contracts that were reclassified from accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets to net sales, cost of sales and selling, general and administrative expenses or other income, net in the Condensed Consolidated Statements of Earnings, see Note 14.
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
Pretax stock-based compensation expense associated with options was $2.2 million and $14.2 million for the three and nine months ended April 30, 2025, respectively, and was $1.8 million and $12.3 million for the three and nine months ended April 30, 2024, respectively.
Fair value is calculated using the Black-Scholes option pricing model. The weighted average fair value for options granted was $21.67 and $18.99 per share during the nine months ended April 30, 2025 and 2024, respectively.

Option activity was as follows:

	Options	Weighted Average Exercise Price
Balance outstanding as of July 31, 2024	6,163,056	$50.57
Granted	800,025	72.87
Exercised	(530,955)	43.87
Expired/forfeited	(25,831)	62.38
Balance outstanding as of April 30, 2025	6,406,295	$53.86
Performance-Based Awards
Performance-based awards are payable in common stock and are based on a formula that measures Company performance over a three-year period. These awards are settled after three years with payouts ranging from 0% to 200% of the target award depending on achievement.
Pretax performance-based awards expense was $1.0 million and $4.2 million for the three and nine months ended April 30, 2025, respectively, and $1.4 million and $4.5 million for the three and nine months ended April 30, 2024, respectively.
Performance-based awards for non-vested activity were as follows:

	Performance Shares	Weighted Average Grant Date Fair Value
Balance outstanding as of July 31, 2024	227,900	$55.31
Granted	111,900	73.18
Vested	—	—
Forfeited	(29,193)	65.33
Balance outstanding as of April 30, 2025	310,607	$60.81
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
Net periodic pension costs for the Company’s pension plans were as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Service cost	$1.2	$1.2	$3.6	$3.6
Interest cost	4.9	5.1	14.6	15.3
Expected return on assets	(6.4)	(6.4)	(19.2)	(19.3)
Prior service cost amortization	—	—	—	0.1
Actuarial loss amortization	0.6	0.4	1.8	1.1
Settlement charge	—	3.1	—	3.1
Net periodic pension costs	$0.3	$3.4	$0.8	$3.9
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
Contract provisions may require the posting of collateral or settlement of the contracts for various reasons, including if the Company’s credit ratings are downgraded below its investment grade credit rating by any of the major credit agencies, or for cross default contractual provisions, if there is a failure under other financing arrangements related to payment terms or covenants. As of April 30, 2025 and July 31, 2024, no collateral was posted.
The Company does not enter into derivative instrument agreements for trading or speculative purposes. For discussion on the fair value of the Company’s derivatives, see Note 15.
Foreign Currency Forward Contracts - Cash Flow Hedges and Derivatives Not Designated as Hedging Instruments
The Company buys materials from foreign suppliers. Those transactions can be denominated in those suppliers’ local currency. The Company also sells to customers in foreign countries. Those transactions can be denominated in those customers’ local currency. Both of these transaction types can create volatility in the Company’s financial statements. The Company uses foreign currency forward contracts to manage those exposures and fluctuations. These contracts generally mature in 15 months or less, which is consistent with the forecasts of the related purchases and sales. Certain contracts are designated as cash flow hedges, whereas the remaining contracts, most of which are related to certain intercompany transactions which offset balance sheet exposure, are not designated as hedging instruments. The total notional amount of the foreign currency forward contracts designated as hedges was $32.4 million and $32.3 million as of April 30, 2025 and July 31, 2024, respectively. The total notional amount of the foreign currency forward contracts not designated as hedges was $194.3 million and $249.7 million as of April 30, 2025 and July 31, 2024, respectively.
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
The total notional amount of net investment hedges as of April 30, 2025 and July 31, 2024 was €80 million, or $88.8 million. The maturity dates range from 2027 to 2029.
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
Short-Term Financial Instruments
As of April 30, 2025 and July 31, 2024, the carrying values of cash and cash equivalents, accounts receivable, short-term borrowings and accounts payable approximate fair value because of the short-term nature of these instruments. Short-term financial instruments are classified as Level 1 in the fair value hierarchy.
Long-Term Debt
As of April 30, 2025, the estimated fair values of fixed interest rate long-term debt were $247.7 million compared to the carrying values of $275.0 million. As of July 31, 2024, the estimated fair values of fixed interest rate long-term debt were $267.7 million compared to the carrying values of $300.0 million. The fair values are estimated by discounting the projected cash flows using the interest rates at which similar amounts of debt could currently be borrowed. The carrying values of total variable interest rate long-term debt were $365.0 million and $209.9 million as of April 30, 2025 and July 31, 2024, respectively, and approximate their fair values. Long-term debt is classified as Level 2 in the fair value hierarchy.
Investment in Joint Ventures and a Non-Controlling Interest
The Company holds investments in joint ventures and a non-controlling interest, which are accounted for as equity method investments at fair value and are included in other long-term assets on the Consolidated Balance Sheets. The aggregate carrying amount of these investments was $102.0 million and $26.9 million as of April 30, 2025 and July 31, 2024, respectively. The increase is primarily driven by the $70.3 million equity method investment in Medica as of April 30, 2025. These equity method investments are measured at fair value on a non-recurring basis. The fair value of the Company’s equity method investments has not been adjusted as there have been no triggering events or changes in circumstance that would have had an adverse impact on the value of these investments. In the event these investments are required to be measured, they would fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value, as the investments are in privately-held entities.
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

Fair Value of Derivatives Contracts
The fair value of the Company’s derivative contracts, recorded on the Condensed Consolidated Balance Sheets, was as follows (in millions):

		Assets		Liabilities
	Balance Sheet Location	April 30, 2025	July 31, 2024	April 30, 2025	July 31, 2024
Designated as hedging instruments
Foreign currency forward contracts	Other current assets	$0.9	$0.1	$—	$—
Net investment hedges	Other current assets, other long-term assets, other long-term liabilities	1.6	3.7	1.9	—
Total designated		2.5	3.8	1.9	—

Not designated as hedging instruments
Foreign currency forward contracts	Other current assets, other current liabilities	0.6	1.0	0.8	0.3
Total not designated		0.6	1.0	0.8	0.3
Total		$3.1	$4.8	$2.7	$0.3
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
The fair value of the Company’s contingent consideration liability that uses unobservable inputs was $13.6 million as of April 30, 2025 and $21.8 million as of July 31, 2024. The decrease of the contingent consideration liability was driven by a reduction in the assessed probability of achieving certain milestones and $2.8 million of total contingent consideration paid during the nine months ended April 30, 2025, including $1.0 million of total contingent consideration paid during the three months ended April 30, 2025. The maximum potential payout of the contingent consideration was $27.0 million and $29.8 million as of April 30, 2025 and July 31, 2024, respectively, see Note 17.
Note 16. Guarantees
Letters of Credit
The Company has letters of credit which guarantee payment to third parties in the event the Company is in breach of contract terms as detailed in each letter of credit. The outstanding contingent liability for standby letters of credit was as follows (in millions):

	April 30, 2025	July 31, 2024
Contingent liability for standby letters of credit issued under the Company’s revolving credit facility	$8.0	$7.5
Amounts drawn for letters of credit under the Company’s revolving credit facility	$—	$—

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
The outstanding debt relating to AFSI, which the Company guarantees half, was $45.5 million and $51.0 million as of April 30, 2025 and July 31, 2024, respectively. AFSI has a $63.0 million revolving credit facility, which expires July 31, 2027 and $17.0 million in an additional multi-currency revolving credit facility which terminates upon notification of either party.
Earnings from AFSI, which are recorded in other income, net in the Condensed Consolidated Statements of Earnings, were $3.9 million and $10.2 million for the three and nine months ended April 30, 2025, respectively, and were $4.3 million and $8.5 million for the three and nine months ended April 30, 2024, respectively.
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
The Company is party to agreements that include deferred payment provisions representing potential milestone payments for former owners of acquired businesses. The provisions are made up of two general types of arrangements, contingent compensation and contingent consideration. A contingent compensation arrangement is contingent on the former owner’s future employment with the Company and the related amounts are recognized over the required employment period. A contingent consideration agreement is contingent on the achievement of certain revenue and manufacturing milestones, regardless of the former owner's employment status. Contingent consideration was recorded as purchase consideration in both other current and other long-term liabilities on the Condensed Consolidated Balance Sheets at the time of the initial acquisition based on the fair value of the estimated liability. The Company primarily determines the contingent consideration liability based on the forecasted probability of achieving the certain milestones. The contingent consideration liability is measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings.
The arrangement liabilities, recorded on the Condensed Consolidated Balance Sheets, were as follows (in millions):

		Arrangement Liability		Maximum Payout (1)
	Balance Sheet Location	April 30, 2025	July 31, 2024	April 30, 2025	July 31, 2024	Expires in
Contingent compensation arrangements
Purilogics	Accrued employee compensation and related taxes	$2.8	$2.1	$3.0	$3.0	FY25
Other	Other long-term liabilities	$0.3	$0.3	$0.5	$0.8	FY27
Contingent consideration liability
Purilogics (2)	Other current and other long-term liabilities	$13.6	$19.0	$27.0	$27.0	FY25; FY27
Other (3)	Other current liabilities	$—	$2.8	$—	$2.8	—
(1)The maximum payout values are inclusive of the respective arrangement liability balance.
(2)The decrease in the Purilogics’ contingent consideration liability in fiscal 2025 was primarily driven by a $6.2 million reduction of the fair value during the three months ended April 30, 2025 based on the probability of achieving certain milestones. The total contingent consideration paid as of April 30, 2025 was $2.0 million, which was paid during fiscal 2024.
(3)The total contingent consideration paid as of April 30, 2025 was $2.8 million, of which $1.8 million was paid during the three months ended January 31, 2025 and $1.0 million was paid during the three months ended April 30, 2025.
For additional discussion regarding the fair value of the Company’s contingent consideration liability, see Note 15.

Note 18. Segment Reporting
The Company’s reportable segments are: Mobile Solutions, Industrial Solutions and Life Sciences. The organizational structure also includes Corporate and Unallocated, which includes interest expense and certain corporate expenses determined to be non-allocable to the segments, such as restructuring charges and business development expenses. The Company determines its operating segments consistent with the manner in which it manages its operations and evaluates performance for internal review and decision-making. For the three and nine months ended April 30, 2025, Corporate and Unallocated included charges of $65.8 million and $75.6 million, respectively, related primarily to impairment on intangible assets, restructuring, business development and gain on the sale of fixed assets.
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

Segment details were as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Net sales
Mobile Solutions	$582.6	$585.2	$1,702.6	$1,675.5
Industrial Solutions	283.3	269.1	794.6	778.7
Life Sciences	74.2	73.6	213.0	196.7
Total Company	$940.1	$927.9	$2,710.2	$2,650.9

Earnings (loss) before income taxes
Mobile Solutions	$105.3	$107.9	$305.5	$299.3
Industrial Solutions	51.2	50.3	133.1	141.0
Life Sciences	5.8	0.5	—	(9.5)
Total segment	162.3	158.7	438.6	430.8
Corporate and unallocated(1)	(75.3)	(14.7)	(96.1)	(34.9)
Total Company	$87.0	$144.0	$342.5	$395.9
(1)Corporate and unallocated includes interest expense and certain corporate expenses determined to be non-allocable to the segments, such as restructuring charges and portions of incentive compensation.
Assets by segment were as follows (in millions):

	April 30, 2025	July 31, 2024
Mobile Solutions	$1,381.7	$1,339.5
Industrial Solutions	869.5	821.7
Life Sciences	452.6	512.1
Total segment assets	2,703.8	2,673.3
Corporate and unallocated	292.7	241.0
Total assets	$2,996.5	$2,914.3
Net sales by business unit were as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Mobile Solutions segment
Off-Road	$95.6	$104.2	$264.9	$290.9
On-Road	26.9	35.7	84.3	106.9
Aftermarket	460.1	445.3	1,353.4	1,277.7
Total Mobile Solutions segment	582.6	585.2	1,702.6	1,675.5

Industrial Solutions segment
Industrial Filtration Solutions	231.8	228.6	651.8	663.7
Aerospace and Defense	51.5	40.5	142.8	115.0
Total Industrial Solutions segment	283.3	269.1	794.6	778.7

Life Sciences segment
Total Life Sciences segment	74.2	73.6	213.0	196.7

Total Company	$940.1	$927.9	$2,710.2	$2,650.9

Concentrations
There were no customers that accounted for over 10% of net sales for the three and nine months ended April 30, 2025 or 2024. There were no customers that accounted for over 10% of gross accounts receivable as of April 30, 2025 or July 31, 2024.
Note 19. Restructuring and Other Charges
During the first three quarters of fiscal 2025, the Company continued the global footprint and cost optimization actions which began in fiscal 2024. These activities resulted in restructuring expense of $4.2 million and $9.6 million for the three and nine months ended April 30, 2025, respectively, primarily related to continued global footprint optimization and cost reduction actions. Charges of $2.6 million and $4.3 million were included in cost of sales and $1.6 million and $5.3 million were included in operating expense in the Condensed Consolidated Statement of Earnings for the three and nine months ended April 30, 2025, respectively.
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
As of April 30, 2025 and July 31, 2024, respectively, $6.3 million and $6.4 million of accrued expenses were included in accrued employee compensation and related taxes in the Condensed Consolidated Balance Sheet. Estimated future costs associated with actions related to this restructuring initiative are not included due to the Company’s inability to reasonably quantify the anticipated restructuring charges.
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
Operating Environment
Tariffs
In March 2025, the U.S. imposed additional tariffs on a wide range of imports, with the potential for further tariff actions, which resulted in retaliatory tariffs. These trade measures, along with updates to export controls and sanctions regimes, pose ongoing risks to global supply chains, potentially increasing the cost of goods, straining procurement cycles and impacting customer demand. The Company is closely monitoring the evolving trade landscape, as well as its ability to mitigate the impact of tariffs and its analysis of the potential impact. While the ultimate impact of tariffs remains uncertain, the Company expects annual costs related to recently implemented or increased tariffs of approximately $35 million, which represents less than 1% of the Company’s total sales and is expected to be largely offset by pricing increases.
Any additional tariffs in the U.S. or retaliatory tariffs imposed by other governments could exacerbate the impact. Any new, substantial tariff increases on imports to the U.S. from Mexico, China and the European Union (EU) should they be implemented and sustained for an extended period of time, could have a significant adverse effect on the Company and its supply chain.
For additional information regarding the impact and potential impact of trade policy and tariffs on the Company, refer to the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2024 which outlines the risks and uncertainties the Company believes are the most material to its business.
Consolidated Results of Operations
Three months ended April 30, 2025 compared with three months ended April 30, 2024
Operating Results
Operating results were as follows (in millions, except per share amounts):

	Three Months Ended April 30,
	2025	% of net sales	2024	% of net sales
Net sales	$940.1		$927.9
Cost of sales	618.2	65.8%	597.8	64.4%
Gross profit	321.9	34.2	330.1	35.6
Selling, general and administrative	151.1	16.1	161.7	17.4
Loss on impairment of intangible assets	62.0	6.6	—	—
Research and development	21.4	2.3	24.8	2.7
Operating expenses	234.5	24.9	186.5	20.1
Operating income	87.4	9.3	143.6	15.5
Interest expense	5.7	0.6	5.0	0.5
Other income, net	(5.3)	(0.6)	(5.4)	(0.6)
Earnings before income taxes	87.0	9.2	144.0	15.5
Income taxes	29.2	3.1	30.5	3.3
Net earnings	$57.8	6.1%	$113.5	12.2%

Net earnings per share (EPS) - diluted	$0.48		$0.92

Geographic Net Sales by Origination
Net sales, disaggregated by location where the customer’s order was received, were as follows (in millions):

	Three Months Ended April 30,
	2025	% of net sales	2024	% of net sales
U.S. and Canada	$420.9	44.8%	$417.0	44.9%
Europe, Middle East and Africa (EMEA)	259.5	27.6	261.2	28.1
Asia Pacific (APAC)	158.3	16.8	150.6	16.2
Latin America (LATAM)	101.4	10.8	99.1	10.8
Total Company	$940.1	100.0%	$927.9	100.0%
Net Sales
(1) The impact of foreign currency translation was calculated by translating the third quarter of fiscal 2025 foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the third quarter of the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales by segment (in millions):

	April 30, 2024	Sales volume	Pricing	Currency translation	April 30, 2025
Mobile Solutions segment	$585.2	$(5.7)	$6.6	$(3.5)	$582.6
Industrial Solutions segment	269.1	11.3	2.9	—	283.3
Life Sciences segment	73.6	0.2	(0.3)	0.7	74.2
Total Company	$927.9	$5.8	$9.2	$(2.8)	$940.1
Net sales for the three months ended April 30, 2025 increased $12.2 million, or 1.3%, from the three months ended April 30, 2024, reflecting higher sales in the Industrial Solutions segment of $14.2 million, or 5.3% growth, and the Life Sciences segment of $0.6 million, or 0.7% growth, partially offset by lower sales in the Mobile Solutions segment of $2.6 million, or a 0.4% decline. Foreign currency translation decreased net sales by $2.8 million compared to the three months ended April 30, 2024, reflecting a decrease in the Mobile Solutions segment of $3.5 million and an increase in the Life Sciences segment of $0.7 million. Foreign currency translation had no impact on the Industrial Solutions segment. During the three months ended April 30, 2025, the Company’s net sales increase was driven by pricing benefits and volume growth, partially offset by unfavorable foreign currency impacts.
Gross Margin
Gross margin as a percentage of net sales for the three months ended April 30, 2025 was 34.2% compared with 35.6% for the three months ended April 30, 2024. The decrease in gross margin as a percentage of net sales was driven primarily by higher manufacturing costs associated with footprint optimization initiatives.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended April 30, 2025 were $151.1 million, or 16.1% of net sales, compared with $161.7 million, or 17.4% of net sales, for the three months ended April 30, 2024, a decrease of $10.6 million, or 6.5%. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to a $6.2 million benefit from the reduction of the Purilogics’ contingent consideration liability, which represents the fair value based on the probability of achieving certain milestones, a $4.4 million benefit due to lower warranty expense for the three months ended April 30, 2025, and ongoing disciplined expense management, partially offset by restructuring, business development and other non-recurring expenses.
Loss on Impairment of Intangible Assets
Loss on impairment of intangible assets for the three months ended April 30, 2025 was $62.0 million, or 6.6% of net sales, compared with no expense for the three months ended April 30, 2024. The fiscal 2025 impairment expense included $46.6 million related to Univercells Technologies, reflecting lower-than-anticipated bioprocessing capital spending, particularly for early-stage assets, while drug development timelines are longer than previously anticipated. The remaining $15.4 million of impairment expense was related to Solaris as market demand for industrial bioreactors had significantly declined.
Research and Development Expenses
Research and development expenses for the three months ended April 30, 2025 were $21.4 million, or 2.3% of net sales, compared with $24.8 million, or 2.7% of net sales, for the three months ended April 30, 2024, a decrease of $3.4 million, or 14.0%, driven by focused project prioritization.
Non-Operating Items
Interest expense for the three months ended April 30, 2025 was $5.7 million, compared with $5.0 million for the three months ended April 30, 2024, an increase of $0.7 million, or 14.7%. The increase reflected a higher proportion of variable interest rate debt.
Other income, net for the three months ended April 30, 2025 was $5.3 million, compared with other income, net of $5.4 million for the three months ended April 30, 2024, a decrease of $0.1 million, which was relatively consistent with the prior year.
Income Taxes
The effective tax rate was 33.6% and 21.2% for the three months ended April 30, 2025 and 2024, respectively. The higher effective tax rate was primarily due to the loss on impairment of intangible assets in the three months ended April 30, 2025, as the discrete tax benefit on the loss on impairment of intangible assets was reduced by an increase in valuation allowance. Excluding the impact of the loss on impairment of intangible assets, the effective tax rate is higher due to a decrease in discrete tax benefits.
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
Net Earnings
Net earnings for the three months ended April 30, 2025 were $57.8 million, compared with $113.5 million for the three months ended April 30, 2024, a decrease of $55.7 million, or 49.1%. Diluted EPS were $0.48 for the three months ended April 30, 2025, compared with $0.92 for the three months ended April 30, 2024, a decrease of $0.44, or 48.0%.

Nine months ended April 30, 2025 compared with nine months ended April 30, 2024
Operating Results
Operating results were as follows (in millions, except per share amounts):

	Nine Months Ended April 30,
	2025	% of net sales	2024	% of net sales
Net sales	$2,710.2		$2,650.9
Cost of sales	1,762.8	65.0%	1,711.3	64.6%
Gross profit	947.4	35.0	939.6	35.4
Selling, general and administrative	476.4	17.6	473.5	17.9
Loss on impairment of intangible assets	62.0	2.3	—	—
Research and development	65.3	2.4	68.2	2.6
Operating expenses	603.7	22.3	541.7	20.4
Operating income	343.7	12.7	397.9	15.0
Interest expense	17.1	0.6	16.1	0.6
Other income, net	(15.9)	(0.6)	(14.1)	(0.5)
Earnings before income taxes	342.5	12.6	395.9	14.9
Income taxes	89.8	3.3	91.6	3.5
Net earnings	$252.7	9.3%	$304.3	11.5%

Net EPS - diluted	$2.09		$2.48
Geographic Net Sales by Origination
Net sales, disaggregated by location where the customer’s order was received, were as follows (in millions):

	Nine Months Ended April 30,
	2025	% of net sales	2024	% of net sales
U.S. and Canada	$1,221.7	45.1%	$1,175.5	44.3%
EMEA	728.8	26.9	747.1	28.2
APAC	465.3	17.2	441.6	16.7
LATAM	294.4	10.8	286.7	10.8
Total Company	$2,710.2	100.0%	$2,650.9	100.0%

Net Sales
(1) The impact of foreign currency translation was calculated by translating the year-to-date fiscal 2025 foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the year-to-date net sales of the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales by segment (in millions):

	April 30, 2024	Sales volume	Pricing	Currency translation	April 30, 2025
Mobile Solutions segment	$1,675.5	$18.7	$19.2	$(10.8)	$1,702.6
Industrial Solutions segment	778.7	9.5	6.9	(0.5)	794.6
Life Sciences segment	196.7	16.4	(1.3)	1.2	213.0
Total Company	$2,650.9	$44.6	$24.8	$(10.1)	$2,710.2
Net sales for the nine months ended April 30, 2025 increased $59.3 million, or 2.2%, from the nine months ended April 30, 2024, reflecting higher sales in the Mobile Solutions segment of $27.1 million, or 1.6% growth, the Industrial Solutions segment of $15.9 million, or 2.0% growth, and the Life Sciences segment of $16.3 million, or 8.3% growth. Foreign currency translation decreased net sales by $10.1 million compared to the nine months ended April 30, 2024, reflecting decreases in the Mobile Solutions and Industrial Solutions segments of $10.8 million and $0.5 million, respectively, partially offset by an increase in the Life Sciences segment of $1.2 million. During the nine months ended April 30, 2025, the Company’s net sales increased due to volume growth and higher pricing, partially offset by unfavorable foreign currency impacts.
Gross Margin
Gross margin as a percentage of net sales for the nine months ended April 30, 2025 was 35.0% compared with 35.4% for the nine months ended April 30, 2024. The decrease in gross margin as a percentage of net sales was driven primarily by higher manufacturing costs associated with footprint optimization initiatives.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended April 30, 2025 were $476.4 million, or 17.6% of net sales, compared with $473.5 million, or 17.9% of net sales, for the nine months ended April 30, 2024, an increase of $2.9 million, or 0.6%. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to a $6.2 million benefit from the reduction of the Purilogics’ contingent consideration liability, which represents the fair value based on the probability of achieving certain milestones, and ongoing disciplined expense management, partially offset by restructuring, business development and other non-recurring expenses.

Loss on Impairment of Intangible Assets
Loss on impairment of intangible assets for the nine months ended April 30, 2025 was $62.0 million, or 2.3% of net sales, compared with no expense for the nine months ended April 30, 2024. The fiscal 2025 impairment expense included $46.6 million related to Univercells Technologies, reflecting lower-than-anticipated bioprocessing capital spending, particularly for early-stage assets, while drug development timelines are longer than previously anticipated. The remaining $15.4 million of impairment expense was related to Solaris as market demand for industrial bioreactors had significantly declined.
Research and Development Expenses
Research and development expenses for the nine months ended April 30, 2025 were $65.3 million, or 2.4% of net sales, compared with $68.2 million, or 2.6% of net sales, for the nine months ended April 30, 2024, a decrease of $2.9 million, or 4.4%, driven by focused project prioritization.
Non-Operating Items
Interest expense for the nine months ended April 30, 2025 was $17.1 million, compared with $16.1 million for the nine months ended April 30, 2024, an increase of $1.0 million, or 6.4%. The increase reflected a higher proportion of variable interest rate debt.
Other income, net for the nine months ended April 30, 2025 was $15.9 million, compared with other income, net of $14.1 million for the nine months ended April 30, 2024, an increase of $1.8 million, which was driven primarily by the timing of pension related expenses.
Income Taxes
The effective tax rate was 26.2% and 23.1% for the nine months ended April 30, 2025 and 2024, respectively. The higher effective tax rate was primarily due to the current quarter's loss on impairment of intangible assets, as the discrete tax benefit on the loss on impairment of intangible assets was reduced by an increase in valuation allowance. Excluding the impact of the loss on impairment of intangible assets, the effective tax rates are comparable.
Net Earnings
Net earnings for the nine months ended April 30, 2025 were $252.7 million, compared with $304.3 million for the nine months ended April 30, 2024, a decrease of $51.6 million, or 16.9%. Diluted EPS were $2.09 for the nine months ended April 30, 2025, compared with $2.48 for the nine months ended April 30, 2024, a decrease of $0.39, or 16.0%.
Segment Results of Operations
Net sales and earnings (loss) before income taxes were as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Net sales
Mobile Solutions	$582.6	$585.2	$1,702.6	$1,675.5
Industrial Solutions	283.3	269.1	794.6	778.7
Life Sciences	74.2	73.6	213.0	196.7
Total Company	$940.1	$927.9	$2,710.2	$2,650.9

Earnings (loss) before income taxes
Mobile Solutions	$105.3	$107.9	$305.5	$299.3
Industrial Solutions	51.2	50.3	133.1	141.0
Life Sciences	5.8	0.5	—	(9.5)
Total segment	162.3	158.7	438.6	430.8
Corporate and unallocated(1)	(75.3)	(14.7)	(96.1)	(34.9)
Total Company	$87.0	$144.0	$342.5	$395.9
(1)Corporate and unallocated includes interest expense and certain corporate expenses determined to be non-allocable to the segments, such as restructuring charges and portions of incentive compensation.

Mobile Solutions Segment
Net sales and earnings before income taxes were as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Off-Road	$95.6	$104.2	$264.9	$290.9
On-Road	26.9	35.7	84.3	106.9
Aftermarket	460.1	445.3	1,353.4	1,277.7
Total Mobile Solutions segment	$582.6	$585.2	$1,702.6	$1,675.5

Mobile Solutions segment earnings before income taxes	$105.3	$107.9	$305.5	$299.3
Mobile Solutions segment earnings before income taxes % of net sales	18.1%	18.4%	17.9%	17.9%
Three months ended April 30, 2025 compared with three months ended April 30, 2024
(1) The impact of foreign currency translation was calculated by translating the third quarter of fiscal 2025 foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the third quarter of the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales for the Mobile Solutions segment for the three months ended April 30, 2025 were $582.6 million, compared with $585.2 million for the three months ended April 30, 2024, a decrease of $2.6 million, or 0.4%. Foreign currency translation negatively impacted net sales for the Mobile Solutions segment by 0.6%. All business units were negatively impacted by foreign currency translation.
Net sales of Aftermarket increased $14.8 million, primarily due to solid market demand. Net sales of On-Road and Off-Road decreased $8.8 million and $8.6 million, respectively, primarily due to a decline in global equipment production driven by weak end market conditions, including transportation and agriculture.
Earnings before income taxes for the Mobile Solutions segment for the three months ended April 30, 2025 were $105.3 million, or 18.1% of net sales, a decrease from 18.4% of net sales for the three months ended April 30, 2024. The decrease was driven by higher manufacturing costs associated with footprint optimization initiatives.

Nine months ended April 30, 2025 compared with nine months ended April 30, 2024
(1) The impact of foreign currency translation was calculated by translating the year-to-date fiscal 2025 foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the year-to-date net sales of the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales for the Mobile Solutions segment for the nine months ended April 30, 2025 were $1,702.6 million, compared with $1,675.5 million for the nine months ended April 30, 2024, an increase of $27.1 million, or 1.6%. Foreign currency translation negatively impacted net sales for the Mobile Solutions segment by 0.7%. All business units were negatively impacted by foreign currency translation.
Net sales of Aftermarket increased $75.7 million due to volume increases driven by solid market demand and market share gains. Net sales of On-Road and Off-Road decreased $22.6 million and $26.0 million, respectively, primarily due to a decline in global equipment production driven by weak end market conditions, including transportation and agriculture.
Earnings before income taxes for the Mobile Solutions segment for the nine months ended April 30, 2025 were $305.5 million, or 17.9% of net sales, consistent with 17.9% of net sales for the nine months ended April 30, 2024.
Industrial Solutions Segment
Net sales and earnings before income taxes were as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Industrial Filtration Solutions (IFS)	$231.8	$228.6	$651.8	$663.7
Aerospace and Defense	51.5	40.5	142.8	115.0
Total Industrial Solutions segment	$283.3	$269.1	$794.6	$778.7

Industrial Solutions segment earnings before income taxes	$51.2	$50.3	$133.1	$141.0
Industrial Solutions segment earnings before income taxes % of net sales	18.1%	18.7%	16.8%	18.1%

Three months ended April 30, 2025 compared with three months ended April 30, 2024
(1) The impact of foreign currency translation was calculated by translating the third quarter of fiscal 2025 foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the third quarter of the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales for the Industrial Solutions segment for the three months ended April 30, 2025 were $283.3 million, compared with $269.1 million for the three months ended April 30, 2024, an increase of $14.2 million, or 5.3%. Foreign currency translation had no impact on net sales for the Industrial Solutions segment.
Net sales of Aerospace and Defense increased by $11.0 million due to ongoing strength in the Aerospace and Defense end markets. Net sales of IFS increased $3.2 million, driven by replacement part sales strength in several key businesses, partially offset by weakness in new equipment sales.
Earnings before income taxes for the Industrial Solutions segment for the three months ended April 30, 2025 were $51.2 million, or 18.1% of net sales, a decrease from 18.7% of net sales for the three months ended April 30, 2024. The decrease was driven primarily by unfavorable mix.

Nine months ended April 30, 2025 compared with nine months ended April 30, 2024
(1) The impact of foreign currency translation was calculated by translating the year-to-date fiscal 2025 foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the year-to-date net sales of the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales for the Industrial Solutions segment for the nine months ended April 30, 2025 were $794.6 million, compared with $778.7 million for the nine months ended April 30, 2024, an increase of $15.9 million, or 2.0%. Foreign currency translation negatively impacted net sales for the Industrial Solutions segment by 0.1%. Both business units were negatively impacted by foreign currency translation.
Net sales of Aerospace and Defense increased by $27.8 million due to ongoing strength in the Aerospace and Defense end markets. Net sales of IFS decreased $11.9 million, reflecting lower sales volume in Industrial Air Filtration and Industrial Gases driven by weak market conditions and lower sales volume in Power Generation driven by the timing of projects, partially offset by strength in Industrial Services.
Earnings before income taxes for the Industrial Solutions segment for the nine months ended April 30, 2025 were $133.1 million, or 16.8% of net sales, a decrease from 18.1% of net sales for the nine months ended April 30, 2024 primarily driven by unfavorable product mix and the impact of deleveraging operating expenses.
Life Sciences Segment
Net sales and earnings (losses) before income taxes were as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Life Sciences segment net sales	$74.2	$73.6	$213.0	$196.7
Life Sciences segment earnings (losses) before income taxes	$5.8	$0.5	$—	$(9.5)
Life Sciences segment earnings (losses) before income taxes % of net sales	7.8%	0.7%	—%	(4.8)%

Three months ended April 30, 2025 compared with three months ended April 30, 2024
(1) The impact of foreign currency translation was calculated by translating the third quarter of fiscal 2025 foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the third quarter of the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales for the Life Sciences segment for the three months ended April 30, 2025 were $74.2 million, compared with $73.6 million for the three months ended April 30, 2024, an increase of $0.6 million, or 0.7%. Foreign currency translation favorably impacted net sales for the Life Sciences segment by 0.9%. The increase in net sales was driven by strong market demand in Disk Drive and Food and Beverage, partially offset by unfavorable timing of bioprocessing sales.
Earnings before income taxes for the Life Sciences segment for the three months ended April 30, 2025 were $5.8 million, or 7.8% of net sales, an increase from earnings before income taxes of 0.7% of net sales for the three months ended April 30, 2024. The improvement was driven by a $6.2 million benefit from the reduction of the Purilogics’ contingent consideration liability, which represents the fair value based on the probability of achieving certain milestones, and benefits from recent restructuring activities.

Nine months ended April 30, 2025 compared with nine months ended April 30, 2024
(1) The impact of foreign currency translation was calculated by translating the year-to-date fiscal 2025 foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the year-to-date net sales of the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales for the Life Sciences segment for the nine months ended April 30, 2025 were $213.0 million, compared with $196.7 million for the nine months ended April 30, 2024, an increase of $16.3 million, or 8.3%. Foreign currency translation favorably impacted net sales for the Life Sciences segment by 0.6%. The increase in net sales was driven by strong market demand in Disk Drive.
There were no earnings or losses before income taxes for the Life Sciences segment for the nine months ended April 30, 2025, an improvement from losses before income taxes of 4.8% of net sales for the nine months ended April 30, 2024. The improvement was driven by a $6.2 million benefit from the reduction of the Purilogics’ contingent consideration liability, which represents the fair value based on the probability of achieving certain milestones, and benefits from recent restructuring activities.
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
Cash Flow Summary
Cash flows were as follows (in millions):

	Nine Months Ended April 30,
	2025	2024	$ Change
Net cash provided by (used in):
Operating activities	$251.0	$366.5	$(115.5)
Investing activities	(129.8)	(67.8)	(62.0)
Financing activities	(175.4)	(257.5)	82.1
Effect of exchange rate changes on cash	—	(4.6)	4.6
(Decrease) increase in cash and cash equivalents	$(54.2)	$36.6	$(90.8)

Operating Activities
Cash provided by operating activities for the nine months ended April 30, 2025 was $251.0 million, compared with $366.5 million for the nine months ended April 30, 2024, a decrease of $115.5 million. The decrease in cash provided by operating activities was primarily driven by an increase in working capital.
Investing Activities
Cash used in investing activities for the nine months ended April 30, 2025 was $129.8 million, compared with $67.8 million for the nine months ended April 30, 2024, an increase of $62.0 million. The increase in cash used was primarily due to the equity method investment in Medica.
Financing Activities
Cash used in financing activities generally relates to the use of cash for payment of dividends and repurchases of the Company’s common stock, net of borrowing activity and proceeds from the exercise of stock options. Cash used in financing activities for the nine months ended April 30, 2025 was $175.4 million, compared with cash used in financing activities of $257.5 million for the nine months ended April 30, 2024, a decrease of $82.1 million. The decrease was primarily driven by net proceeds from long-term debt of $125.0 million in the current year compared to a net repayment of long-term debt of $109.1 million in the prior year, partially offset by an increase in the repurchases of the Company’s common stock of $158.4 million.
To determine the level of dividend and share repurchases, the Company considers recent and projected performance across key financial metrics, including earnings, cash flow from operations and total debt. Dividends paid for the nine months ended April 30, 2025 and 2024 were $96.9 million and $90.3 million, respectively. Share repurchases for the nine months ended April 30, 2025 and 2024 were $272.2 million and $113.8 million, respectively.
Capital Resources
Additional sources of liquidity are existing cash and available credit facilities. Cash and cash equivalents as of April 30, 2025 was $178.5 million, compared with $232.7 million as of July 31, 2024. The Company has capacity of $407.4 million available for further borrowing under existing credit facilities as of April 30, 2025, which includes $232.0 million available on the Company’s $500.0 million unsecured revolving credit facility that expires on May 21, 2026.
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
Financial Condition
Short-Term Borrowings and Long-Term Debt
As of April 30, 2025, total debt, including short-term borrowings and long-term debt, represented 33.0% of total capitalization, defined as total debt plus total stockholders’ equity, compared with 26.5% as of July 31, 2024. As of April 30, 2025, the Company was in compliance with its financial covenants.
Long-term debt outstanding was $638.8 million as of April 30, 2025, compared with $508.4 million as of July 31, 2024, an increase of $130.4 million, primarily due to share repurchases during the nine months ended April 30, 2025. As of April 30, 2025, there was $232.0 million available and $260.0 million outstanding on the Company’s $500.0 million unsecured revolving credit facility that expires on May 21, 2026. The Company intends to complete a renewal of the revolving credit facility during the three months ended July 31, 2025.
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

	April 30, 2025	July 31, 2024	Change
Accounts receivable, net	$665.6	$629.7	$35.9
Days sales outstanding	60	62	(2)

Inventories, net	$529.4	$476.7	$52.7
Days inventory outstanding	77	71	6

Accounts payable	$362.0	$379.4	$(17.4)
Days payable outstanding	53	57	(4)

Net cash cycle	84	76	8
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
These forward-looking statements speak only as of the date such statements are made and are subject to risks and uncertainties that could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed. These factors include, but are not limited to, challenges in global operations; impacts of global economic, industrial and political conditions on product demand, impacts from unexpected events, effects of unavailable raw materials, significant demand fluctuations or material cost changes; inability to attract and retain qualified personnel; inability to meet customer demand; inability to maintain competitive advantages; threats from disruptive technologies; effects of highly competitive markets with pricing pressure; exposure to customer concentration in certain cyclical industries; inability to manage productivity improvements; inability to achieve commitments related to ESG; results of execution of any acquisition, divestiture and other strategic transactions; vulnerabilities associated with information technology systems and security; inability to protect and enforce intellectual property rights; costs associated with governmental laws and regulations; impacts of foreign currency fluctuations; and effects of changes in capital and credit markets. These and other factors are described in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2024. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

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
During the nine months ended April 30, 2025, the U.S. dollar was generally stronger than in the nine months ended April 30, 2024 compared with many of the currencies of the foreign countries in which the Company operates. The overall stronger U.S. dollar had a negative impact on the Company’s international net sales and net earnings because the foreign denominated revenues translated into less U.S. dollars in many regions around the world. The estimated impact of foreign currency translation for the nine months ended April 30, 2025 resulted in an overall decrease in reported net sales of $10.1 million and a decrease in reported net earnings of $3.4 million.
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
Foreign Currency Forward Contracts - Cash Flow Hedges and Derivatives Not Designated as Hedging Instruments
The Company buys materials from foreign suppliers. Those transactions can be denominated in those suppliers’ local currency. The Company also sells to customers in foreign countries. Those transactions can be denominated in those customers’ local currency. Both of these transaction types can create volatility in the Company’s financial statements. The Company uses foreign currency forward contracts to manage those exposures and fluctuations. These contracts generally mature in 15 months or less, which is consistent with the forecasts of the related purchases and sales. Certain contracts are designated as cash flow hedges, whereas the remaining contracts, most of which are related to certain intercompany transactions which offset balance sheet exposure, are not designated as hedging instruments. The total notional amount of the foreign currency forward contracts designated as hedges was $32.4 million and $32.3 million as of April 30, 2025 and July 31, 2024, respectively. The total notional amount of the foreign currency forward contracts not designated as hedges was $194.3 million and $249.7 million as of April 30, 2025 and July 31, 2024, respectively.
Net Investment Hedges
The Company uses fixed-to-fixed cross-currency swap agreements to hedge its exposure to adverse foreign currency exchange rate movements for its operations in Europe. The Company has elected the spot method for designating these contracts as net investment hedges.
The total notional amount of net investment hedges as of April 30, 2025 and July 31, 2024 was €80 million, or $88.8 million. The maturity dates range from 2027 to 2029.
Based on the net investment hedges outstanding as of April 30, 2025, a 10% appreciation of the U.S. dollar compared to the Euro would result in a net gain of $8.5 million in the fair value of these contracts.
Interest Rates
The Company’s exposure to market risk for changes in interest rates primarily relates to debt obligations that are at variable rates, as well as the potential increase in the fair value of long-term debt resulting from a potential decrease in interest rates. As of April 30, 2025, the Company’s financial liabilities with exposure to changes in interest rates consisted mainly of $260.0 million outstanding on the Company’s unsecured revolving credit facility, €80 million, or $91.0 million, of a variable rate term loan and ¥2 billion, or $14.0 million, of variable rate senior notes. As of April 30, 2025, variable short-term borrowings outstanding consisted of $82.8 million. Assuming a hypothetical 0.5 percentage point increase in short-term interest rates, with all other variables remaining constant, interest expense would have increased approximately $1.7 million in the nine months ended April 30, 2025. The Company has no interest rate hedging agreements. Interest rate changes would also affect the fair market value of fixed-rate debt. As of April 30, 2025, the estimated fair values of fixed interest rate long-term debt were $247.7 million compared to the carrying values of $275.0 million. The fair values are estimated by discounting the projected cash flows using the interest rates at which similar amounts of debt could currently be borrowed.
The interest on cash and cash equivalents will vary as short-term yields change. Assuming a hypothetical 0.5 percentage point increase in yields, with all other variables remaining constant, interest income would have increased approximately $0.7 million in the nine months ended April 30, 2025.

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
Bankers’ Acceptance Notes
Consistent with common business practice in APAC, the Company has subsidiaries which accept bankers’ acceptance notes from their customers in settlement of certain customer billed accounts receivable. Bankers’ acceptance notes represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers’ acceptance note as of the maturity date. The maturity dates of bankers’ acceptance notes vary, but it is the Company’s policy to only accept bankers’ acceptance notes with maturity dates no more than 180 days from the date of the Company’s receipt of such draft. As of April 30, 2025 and July 31, 2024, the Company owned $10.8 million and $8.4 million, respectively, of these bankers’ acceptance notes and includes them in accounts receivable on the Condensed Consolidated Balance Sheets.
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
Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Due to the global reach of our operations, changes in international trade policy could result in an adverse effect on our results of operations, financial condition and cash flows. Steps taken by governments to consider applying additional or new tariffs have the potential to disrupt existing supply chains, impose additional costs on our business, and could lead to other countries attempting to retaliate by imposing tariffs, which would make our products more expensive for customers, and, in turn, could make our products less competitive. Any additional tariffs in the United States or retaliatory tariffs imposed by other governments could exacerbate the impact. Any new, substantial tariff increases on imports to the United States from Mexico, China and the EU should they be implemented and sustained for an extended period of time, could have a material adverse effect on our business and our supply chain.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
Information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the three months ended April 30, 2025 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1 - February 28, 2025	—	$—	—	9,639,477
March 1 - March 31, 2025	1,200,000	68.58	1,200,000	8,439,477
April 1 - April 30, 2025	1,707,829	63.42	1,707,829	6,731,648
Total	2,907,829	$65.55	2,907,829	6,731,648
In November 2023, the Board of Directors authorized the repurchase of up to 12.0 million shares of the Company’s common stock under the Company’s stock repurchase plan, replacing the Company’s previous stock repurchase plan dated May 31, 2019. This repurchase authorization is effective until terminated by the Board of Directors. The Company has remaining authorization to repurchase 6.7 million shares under this plan. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the three months ended April 30, 2025. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under stock-based awards to cover the withholding of taxes due as a result of exercising stock options or payment of stock-based awards.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended April 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
101
The following financial information from the Donaldson Company, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2025, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Stockholders’ Equity and (vi) the Notes to Condensed Consolidated Financial Statements

104	The cover page from the Donaldson Company Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2025, formatted in iXBRL (included as Exhibit 101)

*	Exhibit has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference as an exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DONALDSON COMPANY, INC.
(Registrant)

Date: June 3, 2025	By:	/s/ Tod E. Carpenter
Tod E. Carpenter Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: June 3, 2025	By:	/s/ Bradley J. Pogalz
Bradley J. Pogalz Chief Financial Officer (Principal Financial Officer)

Date: June 3, 2025	By:	/s/ Andrew J. Cebulla
Andrew J. Cebulla Vice President and Corporate Controller (Principal Accounting Officer)