Form 10-K
period 2025-07-31
DONALDSON Co INC
filed 2025-09-26
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2025 or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________
Commission File Number: 1-7891
DONALDSON COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
    1400 West 94th Street, Minneapolis, Minnesota                 55431
     (Address of principal executive offices)                     (Zip Code)
Registrant’s telephone number, including area code: (952) 887-3131
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $5.00 par value	DCI	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes   ☒  No
As of January 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $8,462,489,351 (based on the closing price of $71.19 as reported on the New York Stock Exchange as of that date).
As of September 12, 2025, 115,907,357 shares of the registrant’s common stock, par value $5.00 per share, were outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for its 2025 annual meeting of stockholders (the “2025 Proxy Statement”) are incorporated by reference in Part III, as specifically set forth in Part III.

DONALDSON COMPANY, INC.
ANNUAL REPORT ON FORM 10-K

Item 1. Business
The Company
Founded in 1915, Donaldson Company, Inc. (the Company or Donaldson) is a global leader in technology-led filtration products and solutions, serving a broad range of industries and advanced markets. Donaldson’s diverse and skilled employees at more than 150 locations on six continents, 77 of which are manufacturing and/or distribution centers, partner with customers — from small business owners to the world’s largest original equipment manufacturer (OEM) brands — to solve complex filtration challenges. Customers choose Donaldson's filtration solutions due to their stringent technical and performance requirements, the need for reliability and the value proposition of Donaldson's solutions and/or services.
Donaldson’s four regions and their contributing share of fiscal year 2025 revenue are as follows: the U.S. and Canada 44.2%; Europe, Middle East and Africa (EMEA) 27.8%; Asia Pacific (APAC) 17.2%; and Latin America (LATAM) 10.8%. Below are the Company’s manufacturing plants and distribution centers by region.
Strategic Priorities
The Company has three primary strategic priorities to drive profitable growth. Below are each of the priorities and areas of focus related to each priority.
Extend Market Access - Grow Addressable Market by Extending Presence Across Adjacencies
•Significantly grow presence in bioprocessing markets organically and inorganically within Life Sciences segment
•Strengthen position across alternative power solutions through innovated and differentiated products
Expand Technologies and Solutions - Leverage Foundational Filtration Capabilities to Expand Best-in-class Technology and Service Offerings
•Expand Industrial Solutions connected service offerings to gain additional aftermarket share
•Enhance digital experience through stronger data integration and navigation capabilities
Pursue Strategic Acquisitions - Accelerate Long-term Growth Through Strategic Acquisitions in High-margin Areas
•Strengthen presence in bioprocessing capabilities with disruptive technologies
•Penetrate underserved markets and expand industrial service offerings
Reportable Segments
The Company’s reportable segments are Mobile Solutions, Industrial Solutions and Life Sciences.

The Mobile Solutions segment, which represents 62.1% of net sales in fiscal 2025, is organized based on a combination of customers and products and consists of the Off-Road, On-Road and Aftermarket business units. Within these business units, products consist of replacement filters for both air and liquid filtration applications and filtration housings for new equipment production and systems related to exhaust and emissions. Applications include air filtration systems, fuel, lube and hydraulic systems, emissions systems and sensors, indicators and monitoring systems. Mobile Solutions sells to original equipment manufacturers (OEMs) in the construction, mining, agriculture and transportation end markets and to independent distributors and OEM dealer networks.
The Industrial Solutions segment, which represents 29.9% of net sales in fiscal 2025, is organized based on product type and consists of Industrial Air Filtration, Industrial Gases, Industrial Hydraulics, Power Generation and Aerospace and Defense products. These products are further organized by the Industrial Filtration Solutions and Aerospace and Defense business units. Within our industrial portfolio, the Company provides a wide product offering in the market to industrial customers consisting of equipment, ancillary components, replacement parts, performance monitoring and service globally, that cost-effectively enhances productivity and manufacturing efficiency. Industrial Air Filtration, Industrial Gases and Industrial Hydraulics products consist of dust, fume and mist collectors, compressed air and industrial gases purification systems, hydraulic and lubricated rotating filtration applications as well as gas and liquid filtration for industrial processes. Power Generation products consist of air inlet systems and filtration sold to gas compression, power generation and natural gas liquification industries. Aerospace and Defense products consist of air, fuel, lubrication and hydraulic filtration for fixed-wing and rotorcraft aerospace applications and ground defense vehicle and naval platforms. Industrial Solutions businesses sell through multiple channels which include OEMs, distributors and direct-to-consumer in some markets.
The Life Sciences segment, which represents 8.0% of net sales in fiscal 2025, is organized by end market and consists of the Food and Beverage, Disk Drive, Vehicle Electrification and Medical Device, Microelectronics and Bioprocessing Equipment and Consumables markets. Within these markets, products consist of micro-environment gas and liquid filtration for food and beverage and industrial processes, bioprocessing equipment, including bioreactors and fermenters, bioprocessing consumables including chromatography devices, reagents and filters, polytetrafluoroethylene membrane-based products, as well as specialized air and gas filtration systems for applications including hard disk drives, semiconductor manufacturing, sensors, battery systems and powertrain components. Life Sciences primarily sells to large OEMs and directly to various end users requiring cell growth, separation, purification, high purity filtration and device protection.

Diverse Product Groups
The Company sells a diverse group of products within each segment and the business units within the segments. Below are the product groups across the Company’s three segments represented as a percentage of total fiscal 2025 net sales.
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
Industrial Gases
Industrial gases provides solutions for challenging industrial gas purification objectives with premium filtration, drying and purification products. This includes delivering dust and particle collectors for air compressors at the inlet and output of air compressors and lube, fuel and air/oil separators used in a manufacturing environment.
Major product categories include dryers, compressed air, gases and steam. Filtration involved in liquids, sterile and condensation management are part of the portfolio as well. Industrial gases products are used within major industries including metals, mining, transportation, chemicals and construction materials.
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
Disk Drive
Disk drive delivers products that have advanced materials and absorbent technologies to control moisture and contaminants in microenvironments. Disk drive filters work in the background to help protect critical components in cloud computing: streaming, storage, sharing and business-to-business interaction. Key products and applications include particle filters, chemical filters and relative humidity control.
Other Life Sciences
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
Microelectronics
Microelectronics delivers product filtration solutions for gas phase molecular contamination at fabrication, tool and point-of-use locations. It offers protection and filtering for a broad spectrum of contaminants that can degrade tools, affect critical processes and impact production yield, which enables increased processing speeds and miniaturization of semiconductors. Key products and applications include lithography process air filtration, point-of-use chemical filtration, compressed air dryers and liquid filtration.
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
Key Growth Drivers
The key growth drivers within each segment are as follows:
•Mobile Solutions
◦Providing solutions to customers to address their higher performance requirements
◦Utilization of technology to improve efficiencies and fuel economies in all end markets
◦Increased new equipment production and activity in construction, transportation, agriculture and mining markets driven by expansion in living standards
•Industrial Solutions
◦Complementing automation trends through expanded connected applications and service offerings
◦Growing operational efficiency needs to reduce costs associated with maintenance and downtime
◦Industrial equipment designed for optimized energy consumption and carbon footprint reduction
•Life Sciences
◦Changing customer preferences and regulatory standards driving demand for sustainable products, including food, materials, and use of alternative energies
◦Continually increasing demand for cloud computing capacity and need for highly technical solutions
◦Increasing need for cell and gene therapy as well as membrane applications for disease treatment and cures
Competition
Principal methods of competition in the Mobile Solutions, Industrial Solutions and Life Sciences segments are technology, innovation, product performance, service, price, and geographic coverage. The Company participates in a number of highly competitive filtration markets in all segments. Donaldson believes it is a market leader within many of its product lines, specifically within its Off-Road and On-Road product lines for OEMs and in the Aftermarket business for replacement filters. The Mobile Solutions segment’s principal competitors include several large global competitors and many regional competitors, especially in the Aftermarket business. The Industrial Solutions segment’s principal competitors vary from country to country and range from large global competitors to a significant number of smaller competitors who compete in a specific geographical region or in a limited number of product applications. The Life Sciences segment’s principal competitors include several large global competitors as well as niche players in the individual markets served by the segment.

Raw Materials
The principal raw materials the Company uses are steel, filter media and petrochemical-based products including plastic, rubber and adhesive products. Purchased raw materials represent approximately 67% of the Company’s cost of sales. On an ongoing basis, the Company enters into selective supply arrangements with certain of its suppliers that allow the Company to reduce volatility in its costs. The Company strives to recover or offset all material cost increases through selective price increases to its customers and the Company’s cost reduction initiatives, which include material substitution, process improvement and product redesigns.
Manufacturing and Backlog
Backlog is one of many indicators of business conditions in the Company’s markets. However, it is not always indicative of future results for a number of reasons, including the timing of the receipt of orders, as well as product mix. Backlog orders expected to be delivered within 90 days as of July 31, 2025 and 2024 were $552.2 million and $574.7 million, respectively.
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
Intellectual Capital
Research and Development
Investment in research and development strengthens the Company’s material science capabilities and supports development of new and improved products and solutions. Research and development expenses include scientific research costs such as salaries, facility costs, testing, technical information technology and administrative expenditures. Research and development expenses are for the application of scientific advances to the development of new and improved products and their uses. Substantially all research and development is performed in-house. During the years ended July 31, 2025, 2024 and 2023, the Company spent $87.8 million, $93.6 million and $78.1 million, respectively, on research and development activities, which was 2.4%, 2.6% and 2.3% of net sales, respectively.
Intellectual Property
The Company owns a broad range of intellectual property rights relating to its products and services, which it considers in the aggregate to constitute a valuable asset. These include patents, trade secrets, trademarks, copyrights and other forms of intellectual property rights in the U.S. and a number of foreign countries. The Company protects its innovations arising from research and development through patent filings and owns a portfolio of over 3,100 issued patents, including utility and design patents. The Company also owns various trademarks related to its products and services including Donaldson® and the turbo D logo, Ultra-Web®, PowerCore®, Downflo®, Torit®, Synteq® XP, LifeTec®, iCue®, Tetratex®, IsoTag®, scale-x® and NevoLine®, among others. No single intellectual property right is responsible for protecting the Company’s products.
Government Regulations
Donaldson is subject to a wide variety of local, state and federal governmental laws and regulations in the U.S., as well as the laws and regulations of other countries in which Donaldson conducts business, including securities laws, tax laws, data privacy, employment and pension-related laws, competition laws, U.S. and foreign export and trade laws, the Foreign Corrupt Practices Act (FCPA) and similar worldwide anti-bribery laws, government procurement regulations and laws governing improper business practices. Donaldson strives to comply with applicable laws and regulations. We have robust internal controls, quality management systems, and management systems related to compliance that govern our internal actions and mitigate our risk of non-compliance. We also have safeguards established to identify non-compliance concerns through internal and external audits and risk assessments, as well as an ethics helpline reporting system. Failure to comply with these regulations, however, could lead to fines and other penalties.

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
We believe that policies, practices and procedures have been properly designed to prevent unreasonable risk of material environmental damage arising from our operations. In fiscal 2025, the Company did not experience any material effect on its capital expenditures, results of operations or financial condition due to compliance with government rules regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, nor does it expect such impact during fiscal 2026.
We are also required to comply with increasingly complex and changing laws and regulations enacted to protect business and personal data in the U.S. and other jurisdictions regarding privacy, data protection and data security, including those related to the collection, storage, use, transmission and protection of personal information and other consumer, customer, vendor or employee data. Such privacy and data protection laws and regulations, including with respect to the European Union’s General Data Protection Regulation (GDPR), the Brazilian General Data Protection Law, and the California Consumer Privacy Act of 2018 (CCPA), and the interpretation and enforcement of such laws and regulations, are continuously developing and evolving and there is significant uncertainty with respect to how compliance with these laws and regulations may evolve and the costs and complexity of future compliance.
For a discussion of the risks associated with these laws and regulations, see Part I, Item 1A, "Risk Factors."
Human Capital Resources
As of July 31, 2025, the Company had approximately 15,000 full time employees, of which 58% were in production related roles. When necessary, the Company’s production facilities augment their resources utilizing contingent labor. For over 100 years, the Company has been making a difference with customers, employees, investors, suppliers and communities through a collaborative and diverse workplace where every employee matters. The Company prides itself on providing innovative technologies and solutions backed by talented and dedicated employees guided by its core values.
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
Community Service
For generations, the Company’s employees and their families give their time, energy and aid to various philanthropic efforts, addressing the needs of our local communities and helping transform lives. Organizations are supported in partnership with the Donaldson Foundation and through numerous volunteer events.
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

Information about our Executive Officers
Our executive officers of the Company as of September 15, 2025 were as follows:

Name	Age	Positions and Offices Held	First Calendar Year Appointed as an Executive Officer
Amy C. Becker	60	Chief Legal Officer and Corporate Secretary	2014
Guillermo Briseño	58	President, Industrial Solutions	2022
Tod E. Carpenter	66	Chairman, President and Chief Executive Officer	2008
Darcy D. DeVincke	59	Chief Human Resources Officer	2024
Richard B. Lewis	53	Chief Operating Officer	2017
Bradley J. Pogalz	50	Chief Financial Officer	2024
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
Ms. DeVincke was appointed Chief Human Resources Officer in October 2024. Ms. DeVincke resumed employment with the Company in 2016 and has held various positions, including Vice President, Global Human Resources, based in Leuven, Belgium, and Director, Human Resources. From 2008 to 2016, Ms. DeVincke served as a consultant, working on various projects for the Company and other companies, with responsibility for issues related to human resources, labor relations, employee relations, and talent acquisition. Ms. DeVincke was a Human Resources Generalist at the Company from 2001 to 2008. Prior to joining the Company, Ms. DeVincke practiced law and held Human Resources positions of increasing responsibility for United Defense Industries (BAE systems).
Mr. Lewis was appointed Chief Operating Officer effective August 1, 2025. Mr. Lewis joined the Company in 2002 and has held various positions, including President, Life Sciences; President, Mobile Solutions; Plant Manager; Director of Operations; General Manager, Liquid Filtration; General Manager, Operations; Vice President, Global Operations; and Senior Vice President, Global Operations.
Mr. Pogalz was appointed Chief Financial Officer effective November 1, 2024. Mr. Pogalz joined the Company in 2015 and has held various positions, including Vice President Finance – Global FP&A, EMEA Finance; Finance Director – Europe, Middle East and Africa; and Director of Investor Relations. Prior to joining the Company, Mr. Pogalz was the Senior Group Manager, Investor Relations for Target Corporation from 2012 to 2015. Prior to that, he held various FP&A positions at Target Corporation from 2007 to 2012.

PART I
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
Tariffs - costs associated with complying with potential new or incremental tariffs could negatively affect our business and results of operations.
Steps taken by governments to consider applying additional or new tariffs have the potential to disrupt existing supply chains, impose additional costs on our business, and could lead to other countries attempting to retaliate by imposing tariffs, which would make our products more expensive for customers, and, in turn, could make our products less competitive. Any additional tariffs in the United States or retaliatory tariffs imposed by other governments could exacerbate the impact. Any new, substantial tariff increases on imports to the United States from Mexico, China and the European Union (EU), should they be implemented and sustained for an extended period of time, could have a material adverse effect on our business and our supply chain. Changes in international trade policy could result in an adverse effect on our results of operations, financial condition and cash flows due to the international footprint of our Company.
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
Our success depends in large part on our ability to identify, recruit, engage, train and retain highly skilled, qualified and diverse personnel globally and successfully execute management transitions at leadership levels of the Company. There is competition for talent with market-leading skills and capabilities in new technologies. Additionally, in some locations we have experienced labor shortages causing significant wage inflation. We may not be able to attract and retain qualified personnel and it may be difficult for us to compete effectively, which could adversely impact our business, results of operations, financial condition and cash flows.
Operations - complexity of manufacturing could cause inability to meet demand and result in the loss of customers.
Our ability to fulfill customer orders is dependent on our manufacturing and distribution operations. Unexpected or extreme changes in demand could result in longer lead times because additional plant capacity takes significant time to bring online. We cannot guarantee we will be able to adjust manufacturing capacity, in the short-term, to meet higher customer demand. Efficient operations require streamlining processes to maintain or reduce lead times, which we may not be capable of achieving. Unacceptable levels of service for key customers may result if we are not able to fulfill orders on a timely basis or if product quality, warranty or safety issues result from compromised production. We may not be able to adjust our production schedules to reflect changes in customer demand on a timely basis. Due to the complexity of our manufacturing operations, we may be unable to timely respond to fluctuations in demand, which could adversely impact our business, results of operations, financial condition and cash flows.
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
No customer accounted for 10% or more of our net sales in fiscal 2025, 2024 or 2023. However, a number of our customers are concentrated in similar cyclical industries (e.g., construction, agriculture, mining, oil and gas, transportation, power generation and disk drive), resulting in additional risk based on their respective economic conditions. Our success is also dependent on retaining key customers, which requires us to successfully manage relationships and anticipate the needs of our customers in the channels in which we sell our products. Changes in economic conditions could materially and adversely impact our business, results of operations, financial condition and cash flows.
Productivity Improvements - if we do not successfully manage productivity improvements, we may not realize the expected benefits.
Our financial projections assume certain ongoing productivity improvements as a key component of our business strategy to, among other things, contain manufacturing and operating expenses, maintain competitiveness, increase operating efficiencies and align manufacturing capacity to demand. We may not be able to realize the expected benefits and cost savings if we do not successfully execute these plans while continuing to invest in business growth. Such cost savings may not otherwise be realized or other difficulties could be encountered, which could adversely impact our business, results of operations, financial condition and cash flows.
Sustainability - achieving commitments could result in additional costs and our inability to achieve them could have an adverse impact on our reputation and performance.
We periodically communicate our strategies, commitments and targets related to sustainability matters, including greenhouse gas (GHG) emissions through the issuance of our Sustainability report. Although we intend to meet these strategies, commitments and targets, we may be unable to achieve them due to impacts on resources, operational costs and technological advancements. In addition, standards and processes for measuring and reporting GHG emissions and other sustainability metrics may change over time, resulting in inconsistent data or significant revisions to our strategies, commitments and targets, or our ability to achieve them. Our failure to achieve related strategies, commitments and targets or failure to meet sustainability requirements could negatively impact our reputation as well as the demand for our products and adversely affect our business, results of operations, financial condition and cash flow.
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
We have many information technology systems that are important to the operation of our business, some of which are managed by third parties. These systems are used to process, transmit and store electronic information and to manage or support a variety of business processes and activities, which are critical to our operations. We could encounter difficulties in developing new systems, maintaining and upgrading our existing systems, managing access to these systems, managing the evolving use of artificial intelligence and preventing information security breaches. Additionally, we collect and store sensitive data, including intellectual property and proprietary business information, in data centers and on information technology networks.
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
We consider cyber risks among the top risks for us within our enterprise risk management framework. This framework includes internal reporting at the business and enterprise levels, with consideration of key risk indicators, trends and countermeasures for cybersecurity and other types of significant risks. As of the date of this Form 10-K, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, and that are required to be reported in this Form 10-K. We do not believe we have experienced any risks from cybersecurity threats or previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, our business strategy or our results of operations or financial condition, including for any of the three years ended July 31, 2025, 2024 or 2023. For further discussion of the risks associated with cybersecurity incidents, refer to the cybersecurity risk factors in Item 1A, “Risk Factors” in this Form 10-K.
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
Our Chief Information Officer (CIO) provides annual reports, with additional updates as necessary to the board of directors. Our CIO also attends annual audit committee meetings and provides cybersecurity updates which include specific cybersecurity topics, covering material risks and threats. Our CIO oversees the cybersecurity program. With an extensive background in the IT industry, our CIO has previously held CISO positions, and other top global leadership roles, that drove digital transformation and owned technology from end to end. Our CIO leads a cross-functional information security team, comprised of experienced professionals from the global infrastructure and cybersecurity, legal and compliance organizations. Beyond information technology, this leadership team also partners with our Enterprise Operations team managing the operational technology security of our manufacturing facilities.
Item 2. Properties
The Company’s corporate headquarters and primary research facilities are located in Minneapolis, Minnesota. The Company also has administrative and engineering offices, as well as research facilities in the regions of EMEA, APAC and LATAM. The Company’s manufacturing and distribution activities are located throughout the world and the Company considers its properties to be suitable for their present purposes, well-maintained and in good operating condition.
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
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock, par value $5.00 per share, is traded on the New York Stock Exchange under the symbol “DCI.” As of September 12, 2025, there were 1,065 registered stockholders of common stock.
To determine the appropriate level of dividend payouts, the Company considers recent and projected performance across key financial metrics, including earnings, cash flow from operations and total debt.

Information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the three months ended July 31, 2025 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1 - May 31, 2025	251,865	$66.72	251,865	6,479,783
June 1 - June 30, 2025	399,922	$69.40	394,755	6,085,028
July 1 - July 31, 2025	214,353	$70.66	214,353	5,870,675
Total	866,140	$68.93	860,973	5,870,675
In November 2023, the Board of Directors authorized the repurchase of up to 12.0 million shares of the Company’s common stock under the Company’s stock repurchase plan, replacing the Company’s previous stock repurchase plan dated May 31, 2019. This repurchase authorization is effective until terminated by the Board of Directors. The Company has remaining authorization to repurchase 5.9 million shares under this plan. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the three months ended July 31, 2025. The “Total Number of Shares Purchased” column of the table above includes 5,167 shares of previously owned shares tendered by option holders in payment of the exercise price of options during the three months ended July 31, 2025. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under stock-based awards to cover the withholding of taxes due as a result of exercising stock options or payment of stock-based awards.
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

$250
$200
$150
$100
$50
$0
July 31, 2020
July 31, 2021
July 31, 2022
July 31, 2023
July 31, 2024
July 31, 2025
Donaldson Company, Inc.
S&P 500 Stock Index
S&P Industrial Machinery Index

	As of July 31,
	2020	2021	2022	2023	2024	2025
Donaldson Company, Inc.	$100.00	$138.97	$116.02	$136.09	$164.58	$160.80
S&P 500 Stock Index	$100.00	$136.45	$130.12	$147.05	$179.62	$208.96
S&P Industrial Machinery Index	$100.00	$144.36	$124.40	$155.41	$177.54	$183.50
Item 6. [Reserved]
Reserved.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) provides a comparison of the Company’s results of operations, liquidity and capital resources for the years ended July 31, 2025 and 2024. A discussion of the changes in the Company’s results of operations and liquidity and capital resources for the year ended July 31, 2024 from July 31, 2023 can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended July 31, 2024 (the 2024 Annual Report), which was filed with the SEC on September 27, 2024.
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
Overview
Founded in 1915, Donaldson Company, Inc. is a global leader in technology-led filtration products and solutions, serving a broad range of industries and advanced markets. Donaldson’s diverse and skilled employees at more than 150 locations on six continents, 77 of which are manufacturing and/or distribution centers, partner with customers — from small business owners to the world’s largest original equipment manufacturer (OEM) brands — to solve complex filtration challenges. Customers choose Donaldson's filtration solutions due to their stringent technical and performance requirements, the need for reliability and the value proposition of Donaldson's solutions and/or services.
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
The Life Sciences segment is organized by end market and consists of the Food and Beverage, Disk Drive, Vehicle Electrification and Medical Device, Microelectronics and Bioprocessing Equipment and Consumables markets. Within these markets, products consist of micro-environment gas and liquid filtration for food and beverage and industrial processes, bioprocessing equipment, including bioreactors and fermenters, bioprocessing consumables including chromatography devices, reagents and filters, polytetrafluoroethylene membrane-based products, as well as specialized air and gas filtration systems for applications including hard disk drives, semiconductor manufacturing, sensors, battery systems and powertrain components. Life Sciences primarily sells to large OEMs and directly to various end users requiring cell growth, separation, purification, high purity filtration and device protection.
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
Operating Environment
Tariffs
The U.S. imposed tariffs on a wide range of imports, with the potential for further tariff actions, which resulted in retaliatory tariffs. These trade measures, along with updates to export controls and sanctions regimes, pose ongoing risks to global supply chains, potentially increasing the cost of goods, straining procurement cycles and impacting customer demand. The Company is closely monitoring the evolving trade landscape, as well as its ability to mitigate the impact of tariffs and its analysis of the potential impact. While the ultimate impact of tariffs remains uncertain, the Company continues to expect annual costs related to recently implemented or increased tariffs of approximately $35 million, which represents less than 1% of the Company’s total sales and is expected to be largely offset by pricing increases.

Any additional tariffs in the U.S. or retaliatory tariffs imposed by other governments could exacerbate the impact. Any new, substantial tariff increases on imports to the U.S. from Mexico, China and the EU, should they be implemented and sustained for an extended period of time, could have a significant adverse effect on the Company and its supply chain.

For additional information regarding the impact and potential impact of trade policy and tariffs on the Company, refer to Part I, Item 1A, “Risk Factors” of this Annual Report, which outlines the risks and uncertainties the Company believes are the most material to its business.
Consolidated Results of Operations
Operating Results
Operating results were as follows (in millions, except per share amounts):

	Year Ended July 31,
	2025	% of net sales	2024	% of net sales
Net sales	$3,690.9		$3,586.3
Cost of sales	2,404.7	65.2%	2,311.9	64.5%
Gross profit	1,286.2	34.8	1,274.4	35.5
Selling, general and administrative	641.0	17.4	636.7	17.8
Loss on impairment of assets	62.0	1.6	—	—
Research and development	87.8	2.4	93.6	2.6
Operating expenses	790.8	21.4	730.3	20.4
Operating income	495.4	13.4	544.1	15.2
Interest expense	24.2	0.7	21.4	0.6
Other income, net	(21.0)	(0.6)	(12.6)	(0.3)
Earnings before income taxes	492.2	13.3	535.3	14.9
Income taxes	125.2	3.4	121.3	3.4
Net earnings	$367.0	9.9%	$414.0	11.5%

Net earnings per share (EPS) – diluted	$3.05		$3.38
Geographic Net Sales by Origination
Net sales, generally disaggregated by location where the customer’s order was received, were as follows (in millions):

	Year Ended July 31,
	2025	% of net sales	2024	% of net sales
U.S. and Canada	$1,632.3	44.2%	$1,583.1	44.1%
Europe, Middle East and Africa (EMEA)	1,027.2	27.8	1,012.9	28.2
Asia Pacific (APAC)	635.7	17.2	601.5	16.8
Latin America (LATAM)	395.7	10.8	388.8	10.9
Total Company	$3,690.9	100.0%	$3,586.3	100.0%

Net Sales
(1) The impact of foreign currency translation was calculated by translating current fiscal year foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales by segment (in millions):

	July 31, 2024	Sales volume	Pricing	Currency translation	July 31, 2025
Mobile Solutions segment	$2,250.8	$14.7	$27.1	$(1.6)	$2,291.0
Industrial Solutions segment	1,066.5	22.4	10.8	4.7	1,104.4
Life Sciences segment	269.0	22.9	(1.6)	5.2	295.5
Total Company	$3,586.3	$60.0	$36.3	$8.3	$3,690.9
Net sales for the year ended July 31, 2025 increased $104.6 million, or 2.9% from fiscal 2024, reflecting higher sales in the Mobile Solutions segment of $40.2 million, or 1.8%, the Industrial Solutions segment of $37.9 million, or 3.6%, and the Life Sciences segment of $26.5 million, or 9.8%. Foreign currency translation increased net sales by $8.3 million, reflecting increases in the Industrial Solutions and Life Sciences segments of $4.7 million and $5.2 million, respectively, and a decrease in the Mobile Solutions segment of $1.6 million. In fiscal 2025, the Company’s net sales increased primarily from higher sales volume as well as pricing actions.
Cost of Sales and Gross Margin
Cost of sales for the year ended July 31, 2025 was $2,404.7 million, compared with $2,311.9 million for the year ended July 31, 2024, an increase of $92.8 million, or 4.0%. Gross margin as a percentage of net sales for the year ended July 31, 2025 was 34.8% compared with 35.5% for the year ended July 31, 2024, a decrease of 0.7%. The decrease in gross margin as a percentage of net sales was driven primarily by higher manufacturing costs associated with footprint optimization initiatives and tariff related inflation on the Company’s LIFO inventory valuation.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended July 31, 2025 were $641.0 million, or 17.4% of net sales, compared with $636.7 million, or 17.8% of net sales, for the year ended July 31, 2024, an increase of $4.3 million, or 0.7%. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to ongoing disciplined expense management and a $4.0 million benefit from the reduction of the Purilogics’ contingent consideration liability, which represents the fair value based on the probability of achieving certain milestones, partially offset by restructuring, business development and other non-recurring expenses.

Loss on Impairment of Intangible Assets
Loss on impairment of intangible assets for the year ended July 31, 2025 was $62.0 million, or 1.6% of net sales, compared with no expense for the year ended July 31, 2024. The fiscal 2025 impairment expense included $46.6 million related to Univercells Technologies, reflecting lower-than-anticipated bioprocessing capital spending, particularly for early-stage assets, while drug development timelines are longer than previously anticipated. The remaining $15.4 million of impairment expense was related to Solaris as market demand for industrial bioreactors had significantly declined.
Research and Development Expenses
Research and development expenses for the year ended July 31, 2025 were $87.8 million, or 2.4% of net sales, compared with $93.6 million, or 2.6% of net sales, for the year ended July 31, 2024, a decrease of $5.8 million, or 6.2%. The decrease in research and development expenses as a percentage of net sales was primarily driven by focused project prioritization.
Non-Operating Items
Interest expense for the year ended July 31, 2025 was $24.2 million, compared with $21.4 million for the year ended July 31, 2024, an increase of $2.8 million, or 13.5%. The increase primarily reflects a higher average level of indebtedness during fiscal 2025 compared to the prior year.
Other income, net for the year ended July 31, 2025 was $21.0 million, compared with $12.6 million for the year ended July 31, 2024, an increase of $8.4 million, or 66.8%, driven primarily by lower pension related expenses in the current year.
Income Taxes
The effective tax rates were 25.4% and 22.7% for the years ended July 31, 2025 and 2024, respectively. The higher effective tax rate was primarily due to the fiscal 2025 third quarter loss on impairment of intangible assets, as the discrete tax benefit on the loss on impairment of intangible assets was reduced by an increase in valuation allowance. Excluding the impact of the loss on impairment of intangible assets, the effective tax rate is higher due to a decrease in discrete tax benefits.
The Organization for Economic Co-operation and Development (OECD) released the Model GloBE Rules for Pillar Two on December 20, 2021, which defined a 15% global minimum tax. Since the model rules have been released, many countries have enacted or continue to consider changes in their tax laws and regulations based on the Pillar Two proposals, some of which became effective for tax years beginning after January 1, 2024. We are continuing to evaluate the impact of these proposed and enacted legislative changes as new guidance becomes available. The Company does not expect Pillar Two to have a material impact on its financial statements as most jurisdictions in which the Company operates have an effective tax above the 15% threshold.
Net Earnings
Net earnings for the year ended July 31, 2025 were $367.0 million, compared with $414.0 million for the year ended July 31, 2024, a decrease of $47.0 million, or 11.3%. Diluted EPS were $3.05 for the year ended July 31, 2025, compared with $3.38 for the year ended July 31, 2024.
Net earnings were impacted by fluctuations in foreign currency exchange rates. The impact of these fluctuations on net earnings was as follows (in millions):

	Year Ended July 31,
	2025	2024
Prior year net earnings	$414.0	$358.8
Change in net earnings excluding translation	(46.5)	56.0
Impact of foreign currency translation(1)	(0.5)	(0.8)
Current year net earnings	$367.0	$414.0
(1)The impact of foreign currency translation was calculated by translating current fiscal year foreign currency net earnings into U.S. dollars using the average foreign currency exchange rates for the prior fiscal year.

Restructuring
During fiscal 2025, the Company continued its global footprint and cost optimization actions to further improve the operating and manufacturing cost structure, which began in fiscal 2024. These activities resulted in restructuring expenses, primarily related to severance, of $16.8 million and $6.4 million for the years ended July 31, 2025 and 2024, respectively. Charges of $6.5 million and $3.8 million were included in cost of sales in the Consolidated Statements of Earnings for the years ended July 31, 2025 and 2024, respectively. Charges of $10.3 million and $2.6 million were included in operating expenses in the Consolidated Statements of Earnings for the years ended July 31, 2025 and 2024, respectively. As of July 31, 2025 and July 31, 2024, $7.1 million and $6.4 million of accrued expenses were included in accrued employee compensation and related taxes in the Consolidated Balance Sheets, respectively. The estimated range of future costs associated with actions related to this restructuring through fiscal 2026 is $5.0 million to $10.0 million.
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
Segment Results of Operations
Net sales and earnings before income taxes were as follows (in millions):

	Year Ended July 31,		2025 VS 2024
	2025	2024	$ Change	% Change
Net sales
Mobile Solutions	$2,291.0	$2,250.8	$40.2	1.8%
Industrial Solutions	1,104.4	1,066.5	37.9	3.6
Life Sciences	295.5	269.0	26.5	9.8
Total Company	$3,690.9	$3,586.3	$104.6	2.9%

Earnings (loss) before income taxes
Mobile Solutions	$417.6	$404.5	$13.1	3.2%
Industrial Solutions	197.7	198.8	(1.1)	(0.6)
Life Sciences	4.4	(10.4)	14.8	NM
Total Segment	619.7	592.9	26.8	4.5%
Corporate and unallocated(1)	(127.5)	(57.6)	(69.9)	NM
Total Company	$492.2	$535.3	$(43.1)	(8.1)%
(1)Corporate and unallocated includes interest expense and certain corporate expenses determined to be non-allocable to the segments, such as restructuring charges and business development expenses.
NM = Not meaningful

Mobile Solutions Segment
Net sales and earnings before income taxes were as follows (in millions):

	Year Ended July 31,		2025 VS 2024
	2025	2024	$ Change	% Change
Net sales
Off-Road	$359.5	$380.8	$(21.3)	(5.6)%
On-Road	110.6	139.8	(29.2)	(20.9)
Aftermarket	1,820.9	1,730.2	90.7	5.2
Total Mobile Solutions segment	$2,291.0	$2,250.8	$40.2	1.8%

Mobile Solutions segment earnings before income taxes	$417.6	$404.5	$13.1	3.2%
Mobile Solutions segment earnings before income taxes % of net sales	18.2%	18.0%	N/A	0.2%
(1) The impact of foreign currency translation was calculated by translating current fiscal year foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales for the Mobile Solutions segment for the year ended July 31, 2025 were $2,291.0 million, compared with $2,250.8 million for the year ended July 31, 2024, an increase of $40.2 million, or 1.8%, driven by a $14.7 million volume increase and a $27.1 million increase from pricing benefits. The impact from foreign currency translation for the year ended July 31, 2025 was not material.
Net sales of Aftermarket increased $90.7 million due to volume increases driven by solid market demand and market share gains. Net sales of On-Road and Off-Road decreased $29.2 million and $21.3 million, respectively, primarily due to a decline in global equipment production driven by weak end market conditions, including transportation and agriculture.
Earnings before income taxes for the Mobile Solutions segment for the year ended July 31, 2025 were $417.6 million, or 18.2% of net sales, an increase from 18.0% of net sales for the year ended July 31, 2024. The increase was driven by timing of inventory cost adjustments and leverage on higher sales.

Industrial Solutions Segment
Net sales and earnings before income taxes were as follows (in millions):

	Year Ended July 31,		2025 VS 2024
	2025	2024	$ Change	% Change
Net sales
Industrial Filtration Solutions (IFS)	$914.2	$901.1	$13.1	1.5%
Aerospace and Defense	190.2	165.4	24.8	15.0
Total Industrial Solutions segment	$1,104.4	$1,066.5	$37.9	3.6%

Industrial Solutions segment earnings before income taxes	$197.7	$198.8	$(1.1)	(0.6)%
Industrial Solutions segment earnings before income taxes % of net sales	17.9%	18.6%	N/A	(0.7)%
(1) The impact of foreign currency translation was calculated by translating current fiscal year foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales for the Industrial Solutions segment for the year ended July 31, 2025 were $1,104.4 million, compared with $1,066.5 million for the year ended July 31, 2024, an increase of $37.9 million, or 3.6%, driven by a $22.4 million volume increase and a $10.8 million increase from pricing benefits. Foreign currency translation positively impacted net sales for the Industrial Solutions segment by 0.5%. Both IFS and Aerospace and Defense were positively impacted by foreign currency translation.
Net sales of IFS increased $13.1 million, driven by new equipment and replacement part sales strength in several key businesses. Net sales of Aerospace and Defense increased by $24.8 million due to ongoing strength in these end markets.
Earnings before income taxes for the Industrial Solutions segment for the year ended July 31, 2025 were $197.7 million, or 17.9% of net sales, a decrease from 18.6% of net sales for the year ended July 31, 2024. The decrease was driven primarily by unfavorable mix.

Life Sciences Segment
Net sales and earnings before income taxes were as follows (in millions):

	Year Ended July 31,		2025 VS 2024
	2025	2024	$ Change	% Change
Life Sciences segment net sales	$295.5	$269.0	$26.5	9.8%
Life Sciences segment (losses) earnings before income taxes	$4.4	$(10.4)	$14.8	NM
Life Sciences segment (losses) earnings before income taxes % of net sales	1.5%	(3.9)%	N/A	5.4%
(1) The impact of foreign currency translation was calculated by translating current fiscal year foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales for the Life Sciences segment for the year ended July 31, 2025 were $295.5 million, compared with $269.0 million for the year ended July 31, 2024, an increase of $26.5 million, or 9.8%, driven by a $22.9 million volume increase, partially offset by a $1.6 million decrease from pricing. The net sales increase was primarily driven by strong market demand in Disk Drive and strong market demand and market share gains in Food and Beverage. Foreign currency translation positively impacted net sales for the Life Sciences segment by 1.9%.
Earnings before income taxes for the Life Sciences segment for the year ended July 31, 2025 were $4.4 million, or 1.5% of net sales, an increase from losses of $10.4 million, or 3.9% of net sales, for the year ended July 31, 2024. The increase in net earnings was driven by higher volume, benefits from restructuring activities, and a $4.0 million benefit from the reduction of the Purilogics’ contingent consideration liability, which represents the fair value based on the probability of achieving certain milestones.
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

Cash Flow Summary
Cash flows were as follows (in millions):

	July 31,
	2025	2024	$ Change
Net cash provided by (used in):
Operating activities	$418.8	$492.5	$(73.7)
Investing activities	(150.4)	(86.9)	(63.5)
Financing activities	(321.7)	(355.9)	34.2
Effect of exchange rate changes on cash	1.0	(4.1)	5.1
(Decrease) increase in cash and cash equivalents	$(52.3)	$45.6	$(97.9)
Operating Activities
Cash provided by operating activities for the year ended July 31, 2025 was $418.8 million, compared with $492.5 million for the year ended July 31, 2024, a decrease of $73.7 million. The decrease in cash provided by operating activities was primarily driven by higher working capital requirements and the timing of income tax related payments.
Investing Activities
Cash used in investing activities for the year ended July 31, 2025 was $150.4 million, compared with $86.9 million for the year ended July 31, 2024, an increase in cash used of $63.5 million. The increase in cash used was primarily due to the equity method investment in Medica of $71.2 million.
Financing Activities
Cash used in financing activities generally relates to the use of cash for payment of dividends and repurchases of the Company’s common stock, net of borrowing activity and proceeds from the exercise of stock options. Cash used in financing activities for the year ended July 31, 2025 was $321.7 million, compared with $355.9 million for the year ended July 31, 2024, a decrease of $34.2 million. The decrease was primarily driven by net proceeds from long-term debt of $123.1 million in the current year compared to a net repayment of long-term debt of $109.1 million in the prior year, partially offset by an increase in the repurchases of the Company’s common stock of $168.8 million and lower proceeds from the exercise of stock options.
To determine the level of dividend and share repurchases, the Company considers recent and projected performance across key financial metrics, including earnings, cash flow from operations and total debt. Dividends paid for the years ended July 31, 2025 and 2024 were $131.9 million and $122.8 million, respectively. Cash paid for share repurchases for the years ended July 31, 2025 and 2024 were $331.5 million and $162.7 million, respectively.
Capital Resources
Additional sources of liquidity are existing cash and available credit facilities. Cash and cash equivalents as of July 31, 2025 was $180.4 million, compared with $232.7 million as of July 31, 2024. A significant portion of the Company’s cash and cash equivalents is held by subsidiaries throughout the world as over half of the Company’s earnings occur outside the U.S. Additionally, the Company has capacity of $759.6 million available for further borrowing under existing credit facilities as of July 31, 2025.
Short-term borrowing capacity as of July 31, 2025 was as follows (in millions):

	European Commercial Paper Program	U.S. Credit Facilities	European Operations Credit Facilities	Rest of the World Credit Facilities	Total
Available short-term credit facilities	$114.5	$100.0	$50.3	$52.7	$317.5
Reductions to borrowing capacity:
Outstanding borrowings	—	31.2	—	—	31.2
Other non-borrowing reductions	—	—	30.1	28.7	58.8
Total reductions	—	31.2	30.1	28.7	90.0
Remaining borrowing capacity	$114.5	$68.8	$20.2	$24.0	$227.5

Weighted average interest rate as of July 31, 2025	N/A	5.20%	N/A	N/A	5.20%

Other non-borrowing reductions include financial instruments such as bank guarantees and foreign exchange instruments.
Long-term borrowing capacity is maintained through a $600.0 million unsecured revolving credit facility. Borrowings against the credit facility are reported on the Consolidated Balance Sheets. Borrowing capacity as of July 31, 2025 was as follows (in millions):

Revolving credit facility	$600.0
Reductions to borrowing capacity:
Outstanding borrowings	60.0
Contingent liability for standby letters of credit	7.9
Total reductions	67.9
Remaining borrowing capacity	$532.1

Weighted average interest rate as of July 31, 2025	5.44%
Certain debt agreements contain financial covenants related to interest coverage and leverage ratios, as well as other non-financial covenants. As of July 31, 2025, the Company was in compliance with all such covenants.
Capital Requirements
The Company’s cash requirements within the next 12 months include short-term borrowings, accounts payable, accrued expenses, income taxes payable, dividends payable, purchase commitments and other current liabilities. Additionally, in fiscal 2026, the Company expects its cash paid for capital expenditures to be between $65 million and $85 million, primarily associated with capacity expansion, new products and technologies and maintaining the Company’s existing assets.
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
Financial Condition
The Company’s total capitalization components and debt-to-capitalization ratio were as follows (in millions):

	July 31,
	2025	% of total capitalization	2024	% of total capitalization
Short-term borrowings	$31.2	1.5%	$28.3	1.4%
Current maturities of long-term debt	6.7	0.3	25.0	1.2
Long-term debt	630.4	29.7	483.4	23.9
Total debt	668.3	31.5	536.7	26.5

Total stockholders’ equity	1,453.5	68.5	1,489.1	73.5
Total capitalization	$2,121.8	100.0%	$2,025.8	100.0%
As of July 31, 2025, total debt, including short-term borrowings and long-term debt, represented 31.5% of total capitalization, defined as total debt plus total stockholders’ equity, compared with 26.5% as of July 31, 2024.
Long-term debt outstanding as of July 31, 2025 was $637.1 million compared with $508.4 million as of July 31, 2024, an increase of $128.7 million. In fiscal 2025, the increase in debt was driven primarily by financing needs for the equity method investment in Medica.

During the fourth quarter of fiscal 2025, the Company entered into an amendment to its $500.0 million revolving credit facility. The amendment provides for the following modifications to the existing agreement: (i) the maturity date of the revolving credit facility was extended from May 21, 2026 to June 12, 2030, (ii) the aggregate revolving credit limit was increased from $500.0 million to $600.0 million, (iii) a new term loan facility was added in the amount of $200.0 million with a maturity date of June 12, 2028, which was fully advanced on the closing date, (iv) the revolving credit facility was repaid in part with the proceeds of the term loan facility, and (v) the incremental credit facility option was increased from $250.0 million to $350.0 million and may be in the form of an increase to the revolving credit facility and/or incremental term loans.
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
Working capital measurements and analysis were as follows (in millions, except days):

	July 31,
	2025	2024	Change
Accounts receivable, net	$662.2	$629.7	$32.5
Days sales outstanding	62	62	—

Inventories, net	$513.6	$476.7	$36.9
Days inventory outstanding	75	71	4

Accounts payable	$368.6	$379.4	$(10.8)
Days payable outstanding	52	57	(5)

Net cash cycle	85	76	9
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
The outstanding debt relating to AFSI, of which the Company guarantees half, was $43.9 million and $51.0 million as of July 31, 2025 and 2024, respectively. AFSI has $63.0 million in a revolving credit facility which expires in 2027 and $17.0 million in an additional multi-currency revolving credit facility which terminates upon notification of either party. The Company does not believe this guarantee will have a current or future effect on its financial condition, results of operations, liquidity or capital resources.

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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. Goodwill is assessed for impairment annually or if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The Company performed its annual impairment assessment during the third quarter of fiscal 2025. The goodwill impairment assessment is conducted at a reporting unit level, which is one level below the operating segment level and utilizes either a qualitative or quantitative assessment. The Company determined the fair value for all its reporting units was substantially in excess of their respective carrying values and there were no indicators of impairment for any of the reporting units evaluated. An impairment loss would be recognized when the carrying amount of a reporting unit’s net assets exceeds the estimated fair value of the reporting unit.
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
Additionally, benefits of tax return positions are recognized in the Consolidated Financial Statements when the position is more likely than not to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that in the Company’s judgment is greater than 50% likely to be realized. The Company maintains a reserve for uncertain tax benefits that are currently unresolved and routinely monitors the potential impact of such situations. The liability for unrecognized tax benefits, accrued interest and penalties was $24.7 million and $23.0 million as of July 31, 2025 and 2024, respectively.
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
Alternative Assumptions
If the Company were to use alternative assumptions for its pension plans as of July 31, 2025, a one percentage point change in the assumptions would impact fiscal 2025 net periodic benefit cost as follows (in millions):

	+1%	(1)%
Rate of return	$(4.0)	$4.0
Discount rate	$(1.0)	$1.3
The Company’s net periodic benefit cost recognized in the Consolidated Statements of Earnings was $0.5 million, $6.6 million and $6.2 million for the years ended July 31, 2025, 2024 and 2023, respectively. While changes to the Company’s pension plan assumptions would not be expected to impact its net periodic benefit cost by a material amount, such changes could significantly impact the Company’s projected benefit obligation.
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
New Accounting Standards Not Yet Adopted
For new accounting standards not yet adopted, refer to Note 1 Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.
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
These forward-looking statements speak only as of the date such statements are made and are subject to risks and uncertainties that could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed. These factors include, but are not limited to, challenges in global operations; changes in international trade policy; impacts of global economic, industrial and political conditions on product demand; impacts from unexpected events; effects of unavailable raw materials, significant demand fluctuations or material cost changes; inability to attract and retain qualified personnel; inability to meet customer demand; inability to maintain competitive advantages; threats from disruptive technologies; effects of highly competitive markets with pricing pressure; exposure to customer concentration in certain cyclical industries; inability to manage productivity improvements; inability to achieve commitments related to sustainability; results of execution of any acquisition, divestiture and other strategic transactions; vulnerabilities associated with information technology systems and security; inability to protect and enforce intellectual property rights; costs associated with governmental laws and regulations; impacts of foreign currency fluctuations; and effects of changes in capital and credit markets. These and other factors are described in Part I, Item 1A, “Risk Factors” of this Annual Report. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

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
During fiscal 2025, the U.S. dollar was generally weaker than in fiscal 2024 compared with many of the currencies of the foreign countries in which the Company operates. The overall weaker dollar had a positive impact on the Company’s international net sales and net earnings because the foreign denominated revenues translated into more U.S. dollars in many regions around the world. The estimated impact of foreign currency translation for the year ended July 31, 2025 resulted in an overall increase in reported net sales of $8.3 million and a decrease in reported net earnings of $0.5 million.
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
Foreign Currency Forward Contracts - Cash Flow Hedges and Derivatives Not Designated as Hedging Instruments
The Company buys materials from foreign suppliers. Those transactions can be denominated in those suppliers’ local currency. The Company also sells to customers in foreign countries. Those transactions can be denominated in those customers’ local currency. Both of these transaction types can create volatility in the Company’s financial statements. The Company uses foreign currency forward contracts to manage those exposures and fluctuations. These contracts generally mature in 15 months or less, which is consistent with the forecasts of the related purchases and sales. Certain contracts are designated as cash flow hedges, whereas the remaining contracts, most of which are related to certain intercompany transactions which offset balance sheet exposure, are not designated as hedging instruments. The total notional amount of the foreign currency forward contracts designated as hedges as of July 31, 2025 and 2024 were $35.7 million and $32.3 million, respectively. The total notional amount of the foreign currency forward contracts not designated as hedges as of July 31, 2025 and 2024 was $189.6 million and $249.7 million, respectively.
Net Investment Hedges
The Company uses fixed-to-fixed cross-currency swap agreements to hedge its exposure to adverse foreign currency exchange rate movements for its operations in Europe. The Company has elected the spot method for designating these contracts as net investment hedges.
The total notional amount of net investment hedges as of July 31, 2025 and 2024 was €80 million, or $88.8 million. The maturity dates range from 2027 to 2029.
Based on the net investment hedges outstanding as of July 31, 2025, a 10% appreciation of the U.S. dollar compared to the Euro, would result in a net gain of $8.6 million in the fair value of these contracts.
Interest Rates
The Company’s exposure to market risk for changes in interest rates primarily relates to debt obligations that are at variable rates, as well as the potential increase in the fair value of long-term debt resulting from a potential decrease in interest rates. As of July 31, 2025, the Company’s financial liabilities with exposure to changes in interest rates consisted of $60.0 million outstanding on the Company’s unsecured revolving credit facility, €80.0 million, or $91.6 million, of a variable rate term loan, $200.0 million of a variable rate term loan and ¥2.0 billion, or $13.4 million, of variable rate senior notes. As of July 31, 2025, short-term borrowings outstanding consisted of $31.2 million. Assuming a hypothetical 0.5 percentage point increase in short-term interest rates, with all other variables remaining constant, interest expense would have increased approximately $2.0 million in the 12 months ended July 31, 2025. The Company had no interest rate hedging agreements in fiscal year 2025 or 2024. Interest rate changes would also affect the fair market value of fixed-rate debt. As of July 31, 2025, the estimated fair values of fixed interest rate long-term debt were $247.5 million compared to the carrying values of $275.0 million. The fair values are estimated by discounting the projected cash flows using the interest rates at which similar amounts of debt could currently be borrowed.

In addition, the Company is exposed to market risk for changes in interest rates for the impact to its qualified defined benefit pension plans. The plans’ projected benefit obligation is inversely related to changes in interest rates. Consistent with published bond indices, in fiscal 2025, the Company increased its weighted average discount rate from 5.44% to 5.60% on its U.S. plans and increased its weighted average discount rate from 4.33% to 4.82% on its non-U.S. plans. To protect against declines in interest rates, the pension plans hold high-quality, long-duration bonds. The rates impact both the projected benefit obligation and the fair value of the plan assets and hence, the funded status of the plans. The plans were overfunded by $2.7 million as of July 31, 2025, since the fair value of the plan assets exceeded the projected benefit obligation.
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
Bankers’ Acceptance Notes
Consistent with common business practice in APAC, the Company has subsidiaries which accept bankers’ acceptance notes from their customers in settlement of certain customer billed accounts receivable. Bankers’ acceptance notes represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers’ acceptance note as of the maturity date. The maturity dates of bankers’ acceptance notes vary, but it is the Company’s policy to only accept bankers’ acceptance notes with maturity dates no more than 180 days from the date of the Company’s receipt of such draft. As of July 31, 2025 and 2024, the Company owned $8.6 million and $8.4 million, respectively, of these bankers’ acceptance notes and includes them in accounts receivable on the Consolidated Balance Sheets.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Donaldson Company, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Donaldson Company, Inc. and its subsidiaries (the “Company”) as of July 31, 2025 and 2024, and the related consolidated statements of earnings, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended July 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of July 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Product Sales

As described in Notes 1 and 3 to the consolidated financial statements, net sales were $3,690.9 million for the year ended July 31, 2025, of which a majority pertains to product sales. Revenue is measured as the amount of consideration the Company expects to receive in exchange for the fulfillment of performance obligations. For most customer contracts, the Company recognizes revenue at a point in time when control of the goods is transferred to the customer. For product sales, control is typically deemed to have transferred in accordance with the shipping terms, either at the time of shipment from the plants or distribution centers or the time of delivery to the customers. The transaction price of a contract could be reduced by variable consideration including volume, purchase rebates and discounts, product refunds and returns. At the time of sale to a customer, the Company records an estimate of variable consideration as a reduction from gross sales. Revenue is recognized to the extent it is probable a significant reversal of revenue will not occur when the contingency is resolved.

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
September 26, 2025

We have served as the Company’s auditor since 2002.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)

	Year Ended July 31,
	2025	2024	2023
Net sales	$3,690.9	$3,586.3	$3,430.8
Cost of sales	2,404.7	2,311.9	2,270.2
Gross profit	1,286.2	1,274.4	1,160.6
Selling, general and administrative	641.0	636.7	602.3
Loss on impairment of intangible assets	62.0	—	—
Research and development	87.8	93.6	78.1
Operating expenses	790.8	730.3	680.4
Operating income	495.4	544.1	480.2
Interest expense	24.2	21.4	19.2
Other income, net	(21.0)	(12.6)	(7.7)
Earnings before income taxes	492.2	535.3	468.7
Income taxes	125.2	121.3	109.9
Net earnings	$367.0	$414.0	$358.8

Weighted average shares – basic	118.7	120.7	121.8
Weighted average shares – diluted	120.4	122.6	123.6

Net earnings per share – basic	$3.09	$3.43	$2.95
Net earnings per share – diluted	$3.05	$3.38	$2.90
See Notes to Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended July 31,
	2025	2024	2023
Net earnings	$367.0	$414.0	$358.8
Other comprehensive income:
Foreign currency translation income (loss)	29.6	(24.2)	34.0
Pension liability adjustment, net of deferred taxes of $2.3, $0.8 and $(0.3), respectively	(7.5)	(1.9)	0.3
Derivatives:
Loss on hedging derivatives, net of deferred taxes of $1.3, $0.2 and $0.5, respectively	(4.2)	(0.6)	(1.4)
Reclassification of hedging derivatives to net earnings, net of taxes of $(0.1), $0.0 and $(0.1), respectively	0.3	0.3	0.2
Total derivatives	(3.9)	(0.3)	(1.2)
Net other comprehensive income (loss)	18.2	(26.4)	33.1
Comprehensive income	$385.2	$387.6	$391.9
See Notes to Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

	As of July 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$180.4	$232.7
Accounts receivable, less allowances of $2.9 and $6.3, respectively	662.2	629.7
Inventories, net	513.6	476.7
Prepaid expenses and other current assets	105.5	99.0
Total current assets	1,461.7	1,438.1
Property, plant and equipment, net	644.5	645.5
Goodwill	493.6	478.4
Intangible assets, net	97.4	171.9
Other long-term assets	280.0	180.4
Total assets	$2,977.2	$2,914.3

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$31.2	$28.3
Current maturities of long-term debt	6.7	25.0
Accounts payable	368.6	379.4
Accrued employee compensation and related taxes	144.3	140.9
Income taxes payable	43.9	42.6
Other current liabilities	162.5	166.3
Total current liabilities	757.2	782.5
Long-term debt	630.4	483.4
Non-current income taxes payable	19.0	39.8
Deferred income taxes	10.5	16.1
Other long-term liabilities	106.6	103.4
Total liabilities	1,523.7	1,425.2

Commitments and contingencies (Note 18)

Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued	758.2	758.2
Additional paid-in capital	35.8	26.8
Retained earnings	2,610.1	2,377.5
Accumulated other comprehensive loss	(180.7)	(198.9)
Treasury stock, 35,600,740 and 31,533,192 shares, respectively, at cost	(1,769.9)	(1,474.5)
Total stockholders’ equity	1,453.5	1,489.1
Total liabilities and stockholders’ equity	$2,977.2	$2,914.3
See Notes to Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended July 31,
	2025	2024	2023
Operating Activities
Net earnings	$367.0	$414.0	$358.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	99.5	98.4	92.3
Equity in earnings of affiliates, net of distributions	(3.6)	(4.7)	(1.0)
Deferred income taxes	(24.0)	(24.3)	(15.3)
Stock-based compensation expense	24.0	22.0	20.4
Loss on impairment of intangible assets	62.0	—	—
Other, net	(5.9)	3.7	7.3
Changes in operating assets and liabilities, excluding effect of acquired businesses:
Accounts receivable, net	(21.4)	(39.4)	30.1
Inventories, net	(32.2)	(65.6)	99.8
Prepaid expenses and other current assets	6.3	(28.3)	16.8
Accounts payable	(5.5)	80.3	(39.0)
Income taxes payable	(34.4)	4.4	(11.5)
Accrued employee compensation and related taxes and other current liabilities	(13.0)	32.0	(14.2)
Net cash provided by operating activities	418.8	492.5	544.5

Investing Activities
Purchases of property, plant and equipment	(78.9)	(85.6)	(118.5)
Proceeds from sale of property, plant and equipment	2.1	0.7	0.4
Equity investment	(71.2)	—	—
Acquisitions, net of cash acquired	(2.4)	(2.0)	(209.2)
Net cash used in investing activities	(150.4)	(86.9)	(327.3)

Financing Activities
Proceeds from long-term debt	388.1	119.7	189.2
Repayments of long-term debt	(265.0)	(228.8)	(219.6)
Change in short-term borrowings	1.2	(5.7)	30.4
Purchase of treasury stock	(331.5)	(162.7)	(141.8)
Payment of contingent consideration	(5.5)	(1.7)	—
Dividends paid	(131.9)	(122.8)	(114.4)
Tax withholding for stock compensation transactions	(5.7)	(8.0)	(4.3)
Exercise of stock options	28.6	54.1	38.3
Net cash used in financing activities	(321.7)	(355.9)	(222.2)
Effect of exchange rate changes on cash	1.0	(4.1)	(1.2)
(Decrease) increase in cash and cash equivalents	(52.3)	45.6	(6.2)
Cash and cash equivalents, beginning of year	232.7	187.1	193.3
Cash and cash equivalents, end of year	$180.4	$232.7	$187.1

Supplemental Cash Flow Information
Income taxes paid	$176.2	$147.8	$140.9
Interest paid	$22.2	$23.4	$20.9
Supplemental Disclosure of Non-Cash Operating and Investing Transactions
Accrued property, plant and equipment additions	$10.7	$14.2	$18.5
Leased assets obtained in exchange for new operating lease liabilities	$24.0	$22.7	$32.3
See Notes to Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance July 31, 2022	$758.2	$17.0	$1,845.7	$(205.6)	$(1,282.1)	$1,133.2
Comprehensive income
Net earnings			358.8			358.8
Foreign currency translation				34.0		34.0
Pension liability adjustment, net of deferred taxes				0.3		0.3
Losses on hedging derivatives, net of deferred taxes				(1.4)		(1.4)
Reclassification of losses on hedging derivatives to net earnings				0.2		0.2
Comprehensive income						391.9
Treasury stock acquired					(141.8)	(141.8)
Stock options exercised		(5.2)			42.1	36.9
Stock compensation expense		20.2			0.2	20.4
Deferred stock and other activity		(7.2)	(0.3)		4.0	(3.5)
Dividends declared ($0.96 per share)			(116.4)			(116.4)
Balance July 31, 2023	758.2	24.8	2,087.8	(172.5)	(1,377.6)	1,320.7
Comprehensive income
Net earnings			414.0			414.0
Foreign currency translation				(24.2)		(24.2)
Pension liability adjustment, net of deferred taxes				(1.9)		(1.9)
Losses on hedging derivatives, net of deferred taxes				(0.6)		(0.6)
Reclassification of losses on hedging derivatives to net earnings				0.3		0.3
Comprehensive income						387.6
Treasury stock acquired					(163.3)	(163.3)
Stock options exercised		(6.4)			59.4	53.0
Stock compensation expense		21.8			0.2	22.0
Deferred stock and other activity		(13.4)	0.6		6.8	(6.0)
Dividends declared ($1.04 per share)			(124.9)			(124.9)
Balance July 31, 2024	758.2	26.8	2,377.5	(198.9)	(1,474.5)	1,489.1
Comprehensive income
Net earnings			367.0			367.0
Foreign currency translation				29.6		29.6
Pension liability adjustment, net of deferred taxes				(7.5)		(7.5)
Losses on hedging derivatives, net of deferred taxes				(4.2)		(4.2)
Reclassification of losses on hedging derivatives to net earnings				0.3		0.3
Comprehensive income						385.2
Treasury stock acquired					(333.6)	(333.6)
Stock options exercised		(4.1)			32.5	28.4
Stock compensation expense		23.9			0.1	24.0
Deferred stock and other activity		(10.8)	(0.2)		5.6	(5.4)
Dividends declared ($1.14 per share)			(134.2)			(134.2)
Balance July 31, 2025	$758.2	$35.8	$2,610.1	$(180.7)	$(1,769.9)	$1,453.5
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
The Company’s joint ventures are not majority-owned and are accounted for under the equity method. The Company is party to joint ventures with Advanced Filtration Systems Inc. (AFSI) and PT Panata Jaya Mandiri (PTPJM), as well as a non-controlling interest in Medica S.p.A. (Medica), all of which are considered related parties. The investment and earnings from joint ventures are not material.
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
Operating Environment
Foreign Currency Translation
For most foreign operations, local currencies are considered the functional currency. Assets and liabilities of non-U.S. dollar functional currency entities are translated to U.S. dollars at fiscal year end exchange rates and the resulting gains and losses arising from the translation of net assets located outside the U.S. are recorded as a cumulative translation adjustment, a component of accumulated other comprehensive loss on the Consolidated Balance Sheets. Elements of the Consolidated Statements of Earnings are translated at average exchange rates in effect during the fiscal year. Foreign currency transaction losses are included in other income, net in the Consolidated Statements of Earnings and were $2.5 million, $1.7 million and $6.4 million in the years ended July 31, 2025, 2024 and 2023, respectively.
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
The Company does not pay upfront sales commissions on contracts when the related contract period is greater than one year and thus has not capitalized any amounts as of July 31, 2025 and 2024, see Note 3.
Shipping and Handling
Shipping and handling costs on products sold of $95.3 million, $91.5 million and $91.2 million are classified as a component of selling, general and administrative expenses in the Consolidated Statements of Earnings for the years ended July 31, 2025, 2024 and 2023, respectively.
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
Factoring Arrangements
The Company has agreements with financial institutions to sell certain trade receivables from customers without recourse. The Company accounts for trade receivable transfers as sales and de-recognizes the sold receivables from the Consolidated Balance Sheets. During fiscal 2025 and 2024, the Company sold receivables under factoring agreements of $86.1 million and $29.9 million, respectively. Costs incurred on these sales during the years ended July 31, 2025 and 2024 were $4.1 million and $1.7 million, respectively, and are included in the cost of sales within the Consolidated Statements of Earnings. Cash received from selling receivables in fiscal 2025 and 2024 of $82.0 million and $28.2 million, respectively, is presented as a change in accounts receivable within the operating section of the Consolidated Statements of Cash Flow.
Inventories
Inventories are stated at the lower of cost and net realizable value. U.S. inventories are valued using the last-in, first-out (LIFO) method while the non-U.S. inventories are valued using the first-in, first-out (FIFO) method. Inventories valued at LIFO were approximately 34.4% and 35.3% of total inventories as of July 31, 2025 and 2024, respectively. For inventories valued under the LIFO method, the FIFO cost exceeded the LIFO carrying values by $60.3 million and $51.3 million as of July 31, 2025 and 2024, respectively. Results of operations for all periods presented were not materially affected by the liquidation of LIFO inventory.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Additions, improvements or major renewals are capitalized while expenditures that do not enhance or extend the asset’s useful life are expensed as incurred. Depreciation is computed using the straight-line method. Depreciation expense was $85.6 million, $82.8 million and $80.9 million in the years ended July 31, 2025, 2024 and 2023, respectively. The estimated useful lives of property, plant and equipment are 10 to 40 years for buildings, including building improvements and three to 10 years for machinery and equipment, see Note 5.
Internal-Use Software and Cloud Computing Arrangements
The Company capitalizes direct costs of materials and services used in the development and purchase of internal-use software. Amounts capitalized are amortized on a straight-line basis over a period of two to six years and are reported as a component of property, plant and equipment.

The Company capitalizes certain costs incurred during the application development stage of implementation of internal-use software in cloud computing arrangements. Amounts capitalized are amortized on a straight-line basis over a period of three to 10 years and are reported as a component of other long-term assets.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. Goodwill is assessed for impairment annually or if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The Company performed its annual impairment assessment during the third quarter of fiscal 2025. The goodwill impairment assessment is conducted at a reporting unit level, which is one level below the operating segment level and utilizes either a qualitative or quantitative assessment. The Company determined the fair value for all its reporting units was substantially in excess of their respective carrying values and there were no indicators of impairment for any of the reporting units evaluated. An impairment loss would be recognized when the carrying amount of a reporting unit’s net assets exceeds the estimated fair value of the reporting unit, see Note 6.
Intangible assets, comprised of customer relationships, trademarks, technology and patents and non-compete agreements, are amortized on a straight-line basis over their estimated useful lives of three to 22 years.
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
In fiscal 2025, the Company identified a triggering event related to certain asset groups and performed a valuation of certain long-lived intangible assets in accordance with ASC 360, Impairment and Disposal of Long-Lived Assets. The Company used a discounted cash flow analysis to estimate the fair value of each long-lived asset group. As a result of the valuation, the Company recorded $62.0 million of impairment expense related to intangible assets in the Company’s bioprocessing businesses within the Life Sciences segment during the third quarter of fiscal 2025. The impairment expense was included in Loss on impairment of intangible assets in the Consolidated Statements of Earnings. Of the impairment expense, $46.6 million was related to Univercells Technologies, reflecting lower-than-anticipated bioprocessing capital spending, particularly for early-stage assets, while drug development timelines are longer than previously anticipated. The remaining $15.4 million of impairment expense was related to Solaris as market demand for industrial bioreactors had significantly declined. There were no other indicators of impairment or impairment charges recorded for the year ended July 31, 2025 and no indicators of impairment or impairment charges recorded for the year ended July 31, 2024.
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

New Significant Accounting Standards Recently Adopted
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820), “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair values; it also requires additional disclosures, including the nature and remaining duration of such restrictions. The guidance is effective for fiscal years beginning after December 15, 2023, with early application permitted. The Company adopted ASU 2022-03 in the first quarter of fiscal 2025. The adoption did not have an impact on its Consolidated Financial Statements or Condensed Consolidated Financial Statements.
In November 2023, FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), “Improvements to Reportable Segment Disclosures,” which improves the segment disclosures to include reportable segment’s expenses. The guidance is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. This ASU is applicable beginning with annual reporting for the Company’s fiscal 2025 and interim reporting for the first quarter of the Company’s fiscal 2026. The Company adopted ASU 2023-07 in the fourth quarter of fiscal 2025 for its fiscal year ended July 31, 2025 and all interim periods thereafter.
New Significant Accounting Standards Not Yet Adopted
The Company considers the applicability and impact of the FASB’s ASUs issued but not yet adopted.
In November 2024, FASB issued ASU No. 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40), “Disaggregation of Income Statement Expenses,” which improves disclosures about a company’s expenses and provides more detailed information about the types of expenses in commonly presented expense captions. The guidance is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. This ASU is applicable beginning with annual reporting for the Company’s fiscal 2028 and interim reporting for the first quarter of the Company’s fiscal 2029. The Company will adopt ASU 2024-03 for the annual reporting period ending July 31, 2028 and for interim reporting periods thereafter. The Company is in the process of evaluating the impact of the ASU on its related disclosures.
In December 2023, FASB issued ASU No. 2023-09, Income Taxes (Topic 740), “Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU is applicable beginning with annual reporting for the Company’s fiscal 2026 and interim reporting for the first quarter of the Company’s fiscal 2027. The Company will adopt ASU 2023-09 for the annual reporting period ending July 31, 2026 and for interim reporting periods thereafter. The Company does not expect adoption of this standard will have a material impact on the Consolidated Financial Statements and is in the process of evaluating the effects of this guidance on its related disclosures.
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
Note 2. Acquisitions and Equity Method Investments
Acquisitions
There have been no material acquisitions in fiscal 2025 or 2024.
Equity Method Investments
On August 9, 2024, the Company acquired a 49% non-controlling stake in Medica, headquartered in Medolla, Italy, for cash consideration of approximately €62.1 million, or $67.9 million and capitalized transaction costs of approximately €5.1 million, or $5.8 million. Medica is a leader in hollow fiber membrane filtration technology for medical applications and water purification. The Company has the option to acquire the remaining 51% stake in three years. The investment is accounted for under the equity method of accounting. The earnings from the investment were not material for the year ended July 31, 2025.
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

Revenue Disaggregation
Net sales, generally disaggregated by location where the customer’s order was placed, were as follows (in millions):

	Year Ended July 31,
	2025	2024	2023
U.S. and Canada	$1,632.3	$1,583.1	$1,464.7
Europe, Middle East and Africa (EMEA)	1,027.2	1,012.9	1,007.8
Asia Pacific (APAC)	635.7	601.5	608.8
Latin America (LATAM)	395.7	388.8	349.5
Total net sales	$3,690.9	$3,586.3	$3,430.8
See Note 19 for net sales disaggregated by segment and business unit.
Contract Assets and Liabilities
The satisfaction of performance obligations and the resulting recognition of revenue typically correspond with billing of the customer. In limited circumstances, the customer may be billed at a time later than when revenue is recognized, resulting in contract assets, which are reported in other current assets on the Consolidated Balance Sheets. Contract assets were $24.3 million and $15.9 million as of July 31, 2025 and 2024, respectively. In other limited circumstances, the customer may make a payment at a time earlier than when revenue is recognized and prior to the satisfaction of performance obligations, resulting in contract liabilities, which are reported in deferred revenue on the Consolidated Balance Sheets. Contract liabilities were $20.8 million and $19.7 million as of July 31, 2025 and 2024, respectively.
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
Note 4. Inventories, Net
The components of inventories, net were as follows (in millions):

	July 31,
	2025	2024
Raw materials	$175.5	$177.4
Work in process	69.6	61.2
Finished products	268.5	238.1
Total inventories, net	$513.6	$476.7
Note 5. Property, Plant and Equipment, Net
The components of property, plant and equipment, net were as follows (in millions):

	July 31,
	2025	2024
Land	$29.5	$29.5
Buildings	493.8	451.9
Machinery and equipment	1,118.6	1,052.1
Computer software	129.5	134.7
Construction in progress	31.5	68.4
Less accumulated depreciation	(1,158.4)	(1,091.1)
Total property, plant and equipment, net	$644.5	$645.5

Note 6. Goodwill and Intangible Assets
Goodwill
The Company allocates goodwill to reporting units within its Mobile Solutions, Industrial Solutions and Life Sciences segments. There were no dispositions or impairment charges recorded during the years ended July 31, 2025, 2024 and 2023. Goodwill is assessed for impairment annually during the third quarter of the fiscal year, or more frequently if events or changes in circumstances indicate the asset may be impaired. The Company performed its annual impairment assessment during the third quarter of fiscal 2025 and did not record any impairment as a result of this assessment.
Goodwill by reportable segment was as follows (in millions):

	Mobile Solutions Segment	Industrial Solutions Segment	Life Sciences Segment	Total Goodwill
Balance as of July 31, 2023	$25.5	$289.1	$166.5	$481.1
Goodwill acquired	—	1.9	—	1.9
Purchase price adjustments	—	—	(1.1)	(1.1)
Foreign exchange translation	(0.1)	(1.1)	(2.3)	(3.5)
Balance as of July 31, 2024	$25.4	$289.9	$163.1	$478.4
Goodwill acquired	—	3.2	—	3.2
Foreign exchange translation	—	5.1	6.9	12.0
Balance as of July 31, 2025	$25.4	$298.2	$170.0	$493.6
Intangible Assets
Intangible asset classes were as follows (in millions):

	Year Ended July 31, 2025
	Weighted Amortizable Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	8.5	$74.7	$(43.7)	$31.0
Trademarks	6.7	3.8	(2.0)	1.8
Technology and patents	16.6	82.9	(19.1)	63.8
Non-compete agreements	2.9	2.5	(1.7)	0.8
Total intangible assets		$163.9	$(66.5)	$97.4

	Year Ended July 31, 2024
	Weighted Amortizable Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	9.4	$77.4	$(39.9)	$37.5
Trademarks	8.1	14.2	(3.8)	10.4
Technology and patents	16.7	142.4	(20.4)	122.0
Non-compete agreements	2.7	3.9	(1.9)	2.0
Total intangible assets		$237.9	$(66.0)	$171.9

In the third quarter of fiscal 2025, the Company identified a triggering event related to certain asset groups and performed a valuation of certain long-lived intangible assets in accordance with ASC 360, Impairment and Disposal of Long-Lived Assets. The Company used a discounted cash flow analysis to estimate the fair value of each long-lived asset group. Estimates and assumptions are utilized in the valuations, including discounted projected cash flows, earnings before interest, taxes, depreciation and amortization margins, terminal value growth rates, revenue growth rates, discount rates and the determination of comparable publicly traded companies. As a result of the valuation, the Company recorded $62.0 million of impairment expense related to intangible assets in the Company’s bioprocessing businesses within the Life Sciences segment, including $53.1 million of impairment expense related to technology and patents, $7.7 million of impairment expense related to trademarks, $1.0 million of impairment expense related to customer relationships and $0.2 of impairment expense related to non-compete agreements. The impairment expense was included in loss on impairment of intangible assets in the Consolidated Statements of Earnings. Of the impairment expense, $46.6 million was related to Univercells Technologies, reflecting lower-than-anticipated bioprocessing capital spending, particularly for early-stage assets, while drug development timelines are longer than previously anticipated. The remaining $15.4 million of impairment expense was related to Solaris as market demand for industrial bioreactors had significantly declined.
The Company recognized a foreign currency translation gain of $3.0 million in fiscal 2025 and a translation loss of $1.4 million in fiscal 2024.
Intangible asset amortization expense was $13.9 million, $15.7 million and $11.4 million for the fiscal 2025, 2024 and 2023, respectively and is included in operating expenses in the Consolidated Statements of Earnings. Amortization expense relating to existing intangible assets as of July 31, 2025 was as follows (in millions):

2026	$9.4
2027	9.0
2028	8.6
2029	7.5
2030	7.1
Thereafter	55.8
Total amortization expense	$97.4

Note 7. Short-Term Borrowings and Long-Term Debt
Short-Term Borrowings
Short-term borrowings were as follows (in millions):

	European Commercial Paper Program		U.S. Credit Facilities		European Operations Credit Facilities		Rest of the World Credit Facilities		Total
	Year Ended July 31,
	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Available credit facilities	$114.5	$108.3	$100.0	$100.0	$50.3	$48.4	$52.7	$46.7	$317.5	$303.4
Reductions to borrowing capacity:
Outstanding borrowings	—	22.8	31.2	0.2	—	—	—	5.3	31.2	28.3
Other non-borrowing reductions	—	—	—	—	30.1	38.9	28.7	25.7	58.8	64.6
Total reductions	—	22.8	31.2	0.2	30.1	38.9	28.7	31.0	90.0	92.9
Remaining borrowing capacity	$114.5	$85.5	$68.8	$99.8	$20.2	$9.5	$24.0	$15.7	$227.5	$210.5

Weighted average interest rate as of July 31, 2025 and 2024	N/A	4.34%	5.20%	6.44%	N/A	N/A	N/A	0.56%	5.20%	3.62%
Other non-borrowing reductions include financial instruments such as bank guarantees and foreign currency exchange instruments. Commitment fees for the years ended July 31, 2025 and 2024 were not material.

Long-Term Debt
Long-term debt was as follows:

					Interest Rate		Outstanding Balance (in millions)
Financial Instrument	Fixed or Variable	Amount		Maturity Date	July 31, 2025	July 31, 2024	July 31, 2025		July 31, 2024
Unsecured term loan	Variable	$200.0	million	June 12, 2028	5.57%	—%	200.0		—
Unsecured senior notes	Fixed	$125.0 million		June 17, 2030	3.18%	3.18%	125.0		125.0
Unsecured senior notes	Fixed	$100.0 million		August 5, 2031	2.50%	2.50%	100.0		100.0
Unsecured revolving credit facility	Variable	$600.0 million		June 12, 2030	5.44%	6.44%	60.0		110.0
Unsecured term loan	Variable	€80.0 million		March 26, 2029	2.83%	4.69%	91.6		86.6
Unsecured senior notes	Fixed	$50.0 million		November 5, 2028	2.12%	2.12%	50.0		50.0
Unsecured senior notes	Fixed	$25.0 million		April 16, 2025	2.93%	2.93%	—		25.0
Unsecured term loan	Variable	¥1.0	billion	July 31, 2028	1.28%	0.76%	6.7		6.7
Unsecured term loan	Variable	¥1.0	billion	July 15, 2026	1.20%	0.68%	6.7		6.7
Debt issuance costs, net							(2.9)		(1.6)
Subtotal							637.1	—	508.4
Less current maturities							(6.7)		(25.0)
Total long-term debt							$630.4		$483.4
During the fourth quarter of fiscal 2025, the Company entered into an amendment to its $500.0 million revolving credit facility. The amendment provides for the following modifications to the existing agreement: (i) the maturity date of the revolving credit facility was extended from May 21, 2026 to June 12, 2030, (ii) the aggregate revolving credit limit was increased from $500.0 million to $600.0 million, (iii) a new term loan facility was added in the amount of $200.0 million with a maturity date of June 12, 2028, which was fully advanced on the closing date, (iv) the revolving credit facility was repaid in part with the proceeds of the term loan facility, and (v) the incremental credit facility option was increased from $250.0 million to $350.0 million and may be in the form of an increase to the revolving credit facility and/or incremental term loans. The Company’s $600.0 million revolving credit facility is with a group of lenders and allows for borrowings in multiple currencies. The interest rate is calculated using the appropriate benchmark rate plus the applicable rate, which varies depending on the Company’s leverage ratio and the applicable benchmark rate. The borrowing availability can be reduced or terminated early at the option of the Company. The Company can request to increase the revolving credit facility by up to $350.0 million through an accordion feature, subject to terms of the credit facility agreement, including written notification and lender acceptance. Borrowings are automatically rolled over until the credit facility maturity date, unless the agreement is terminated early or the Company is found to be in default. The total facility includes a commitment fee of 0.08% to 0.25%, depending on the Company’s leverage ratio.
Certain debt agreements contain financial covenants related to interest coverage and leverage ratios, as well as other non-financial covenants. As of July 31, 2025, the Company was in compliance with all such covenants.
The Company has long-term borrowing capacity of $532.1 million available for further borrowing under the existing credit facility as of July 31, 2025. The remaining borrowing capacity has been reduced for standby letters of credit as discussed in Note 17.
Future maturities of the Company’s long-term debt as of July 31, 2025 were as follows (in millions):

2026	$6.7
2027	—
2028	206.7
2029	141.6
2030	185.0
Thereafter	100.0
Total future maturities payments	640.0
Less debt issuance costs, net	(2.9)
Total future maturities payments, net of debt issuance costs	$637.1

Note 8. Income Taxes
The components of earnings before income taxes were as follows (in millions):

	Year Ended July 31,
	2025	2024	2023
U.S.	$245.5	$233.4	$178.0
Foreign	246.7	301.9	290.7
Total	$492.2	$535.3	$468.7
The components of the provision for income taxes were as follows (in millions):

	Year Ended July 31,
	2025	2024	2023
Current
Federal	$52.0	$47.2	$38.1
State	9.2	8.8	7.3
Foreign	88.0	89.6	79.8
Total current	149.2	145.6	125.2

Deferred
Federal	(13.5)	(16.1)	(13.3)
State	(1.3)	(1.7)	(1.8)
Foreign	(9.2)	(6.5)	(0.2)
Total deferred	(24.0)	(24.3)	(15.3)
Total provision for income taxes	$125.2	$121.3	$109.9
The reconciliation of the U.S. statutory federal income tax rate with the effective income tax rate was as follows:

	Year Ended July 31,
	2025	2024	2023
U.S. statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes	1.8	1.2	0.9
Foreign operations	2.5	2.7	3.8
Global intangible low tax income	0.2	0.2	0.2
Foreign derived intangible income	(1.5)	(1.3)	(1.6)
Research and development credit	(1.0)	(0.9)	(0.7)
Change in unrecognized tax benefits	0.2	1.2	—
Tax benefits on stock-based compensation	(0.9)	(1.2)	(0.7)
Change in valuation allowance related to impairment	2.6	—	—
Other	0.5	(0.2)	0.5
Effective income tax rate	25.4%	22.7%	23.4%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities were as follows (in millions):

	July 31,
	2025	2024
Deferred tax assets
Accrued expenses	$14.6	$14.3
Compensation and retirement plans	30.4	26.6
Capitalization of R&D costs	42.1	32.9
Net operating loss (NOL) and tax credit carryforwards	26.7	17.6
Operating lease assets	15.5	15.6
Other	12.6	6.2
Gross deferred tax assets	141.9	113.2
Valuation allowance	(30.0)	(9.1)
Deferred tax assets, net of valuation allowance	111.9	104.1
Deferred tax liabilities
Depreciation and amortization	(55.9)	(74.5)
Operating lease liabilities	(15.1)	(14.9)
Other	(2.8)	(3.8)
Deferred tax liabilities	(73.8)	(93.2)
Net deferred tax asset (liability)	$38.1	$10.9
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted into U.S. law, which primarily modified tax provisions from the 2017 Tax Cuts and Jobs Act that include but are not limited to the reinstatement of 100% bonus depreciation, the deduction of U.S.-based research expenditures, the deduction of interest expense, the deduction for foreign-derived intangible income (FDII), the tax and related foreign tax credit on Global Intangible Low-Taxed Income (GILTI), and the base-erosion anti-abuse tax (BEAT).
The impact of the enacted legislation effective for the Company's current fiscal year is the permanent reinstatement of 100% bonus depreciation. The other provisions within the OBBBA have staggered effective dates to be phased in between fiscal years 2026 and 2027, and the Company continues to evaluate the future impact of these provisions.
The activity in the NOL and tax credit valuation allowances was as follows (in millions):

	Year Ended July 31,
	2025	2024	2023
Balance as of beginning of year	$(9.1)	$(6.4)	$(3.4)
Additions charged to costs and expenses	(14.0)	(3.6)	(3.0)
Deductions from reserves	0.4	0.9	—
Balance as of end of year	$(22.7)	$(9.1)	$(6.4)
As of July 31, 2025, the Company had deferred tax assets related to U.S. federal foreign tax credits of $10.7 million, related to state research and development credits of $3.8 million and related to foreign operating loss carryovers of $10.6 million. The U.S. federal tax credits will expire after 10 years, the state portion after one to 20 years and the foreign portion has an indefinite carryover period. As of July 31, 2025, the Company had provided $22.7 million for a valuation allowance against certain of these deferred tax assets based on management’s determination it is more likely than not the tax benefits related to these assets will not be realized.
As of July 31, 2025, the total undistributed earnings of the Company’s non-U.S. subsidiaries were $1.5 billion, of which $1.1 billion were not considered indefinitely reinvested. The Company is subject to foreign withholding taxes on a small portion of these earnings distributable in the future in the form of dividends. Thus, the Company provides for foreign withholding taxes payable upon future dividend distributions of the earnings not considered indefinitely reinvested annually. For the year ended July 31, 2025, the Company recognized a tax charge of $6.0 million related to these foreign withholding taxes. The remaining $396.7 million of earnings are considered indefinitely reinvested and it is not practicable to estimate, within any reasonable range, the additional taxes that may be payable on the potential distribution of the portion of the undistributed earnings considered indefinitely reinvested.
The transition tax related to the U.S. Tax Cuts and Jobs Act of 2017 on undistributed earnings was accrued in fiscal 2018 and it is payable over an eight year period. The final $22.1 million installment of the transition tax will be paid within 12 months and is classified in the current income tax payable on the Consolidated Balance Sheets as of July 31, 2025.

The reconciliation of the beginning and ending amount of gross unrecognized tax benefits was as follows (in millions):

	Year Ended July 31,
	2025	2024	2023
Balance as of beginning of year	$20.8	$15.0	$15.2
Additions for tax positions of the current year	3.3	2.8	2.5
Additions for tax positions of prior years	0.6	6.2	—
Reductions for tax positions of prior years	—	(0.1)	0.1
Reductions due to lapse of applicable statute of limitations	(2.7)	(3.1)	(2.8)
Balance as of end of year	$22.0	$20.8	$15.0
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income taxes in the Consolidated Statements of Earnings. As of July 31, 2025 and 2024, accrued interest and penalties on a gross basis were $2.7 million and $2.2 million, respectively. During the year ended July 31, 2025, the Company recognized interest expense, net of tax benefit, of $0.8 million. If the Company were to prevail on all unrecognized tax benefits recorded, substantially all the unrecognized tax benefits would benefit the effective tax rate. With an average statute of limitations of five years, up to $2.8 million of the unrecognized tax benefits could potentially expire in the next 12 months, unless extended by an audit.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The U.S. Internal Revenue Service has completed examinations of the Company’s U.S. federal income tax returns through fiscal 2021. With few exceptions, the Company is no longer subject to state and foreign income tax examinations by tax authorities for years before fiscal 2020.
The Company believes it is remote that any adjustment necessary to the reserve for income taxes for the next 12 months will be material. However, it is possible the ultimate resolution of audits or disputes may result in a material change to the Company’s reserve for income taxes, although the quantification of such potential adjustments cannot be made at this time.
Note 9. Leases
The Company enters into operating leases primarily for office, production and warehouse facilities, production and non-production equipment, automobiles and computer equipment. As of July 31, 2025 and 2024, the Company had no material financing lease obligations.
The Company’s operating lease costs were as follows (in millions):

	Year Ended July 31,
	2025	2024
Operating lease cost	$33.5	$29.5
Short-term lease cost	3.3	3.0
Total lease costs	$36.8	$32.5
Supplemental balance sheet information for the Company was as follows (in millions):

		July 31,
	Balance Sheet Location	2025	2024
Right-of-use lease assets	Other long-term assets	$60.5	$59.7
Current lease liabilities	Other current liabilities	$24.1	$20.2
Long-term lease liabilities	Other long-term liabilities	$37.8	$41.3
Additional information related to operating leases was as follows:

	July 31,
	2025	2024
Weighted average remaining lease term (years)	4.1	3.5
Weighted average discount rate	6.44%	4.61%

Remaining payments for operating leases having initial terms of more than one year as of July 31, 2025 were as follows (in millions):

2026	$26.4
2027	19.8
2028	12.5
2029	5.5
2030	2.2
Thereafter	0.3
Total future lease payments	66.7
Less imputed interest	4.8
Present value of future lease payments	$61.9
Note 10. Earnings Per Share
Basic net earnings per share (EPS) is computed by dividing net earnings by the weighted average number of outstanding common shares. Diluted net EPS is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options and other stock incentive plans.
Basic and diluted net EPS calculations were as follows (in millions, except per share amounts):

	Year Ended July 31,
	2025	2024	2023
Net earnings	$367.0	$414.0	$358.8

Weighted average common shares outstanding
Weighted average common shares – basic	118.7	120.7	121.8
Dilutive impact of stock-based awards	1.7	1.9	1.8
Weighted average common shares – diluted	120.4	122.6	123.6

Net EPS – basic	$3.09	$3.43	$2.95
Net EPS – diluted	$3.05	$3.38	$2.90
Stock options excluded from net EPS calculation	0.7	0.0	0.0
Note 11. Stockholders’ Equity
Share Repurchases
In November 2023, the Board of Directors authorized the repurchase of up to 12.0 million shares of common stock under the Company’s stock repurchase plan, replacing the Company’s previous stock repurchase plan dated May 31, 2019. This repurchase authorization is effective until terminated by the Board of Directors. During the year ended July 31, 2025, the Company repurchased 4.9 million shares for $333.6 million. During the year ended July 31, 2024, the Company repurchased 2.5 million shares for $163.3 million. As of July 31, 2025, the Company had remaining authorization to repurchase 5.9 million shares under the November 2023 stock repurchase plan.
Treasury stock share activity was as follows:

	Year Ended July 31,
	2025	2024
Balance as of beginning of year	31,533,192	30,528,696
Stock repurchases	4,875,000	2,465,000
Net issuance upon exercise of stock options	(678,540)	(1,294,475)
Issuance under compensation plans	(121,769)	(149,329)
Other activity	(7,143)	(16,700)
Balance as of end of year	35,600,740	31,533,192

Dividends Paid and Declared
Dividends paid were $1.11 and $1.02 per common share for the years ended July 31, 2025 and 2024, respectively. On July 25, 2025, the Company’s Board of Directors declared a cash dividend in the amount of 30.0 cents per common share, payable August 27, 2025, to stockholders of record as of August 12, 2025.
Note 12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the years ended July 31, 2025 and 2024 were as follows (in millions):

	Foreign Currency Translation Adjustment	Pension Benefits		Derivative Financial Instruments		Total
Balance as of July 31, 2024, net of tax	$(133.8)	$(69.1)		$4.0		$(198.9)
Other comprehensive income (loss) before reclassifications and tax	29.6	(11.1)	(1)	(5.5)		13.0
Tax benefit	—	2.6		1.3		3.9
Other comprehensive income (loss) before reclassifications, net of tax	29.6	(8.5)		(4.2)		16.9

Reclassifications, before tax	—	1.3	(2)	0.4		1.7
Tax expense	—	(0.3)		(0.1)		(0.4)
Reclassifications, net of tax	—	1.0		0.3	(3)	1.3
Other comprehensive income (loss), net of tax	29.6	(7.5)		(3.9)		18.2
Balance as of July 31, 2025, net of tax	$(104.2)	$(76.6)		$0.1		$(180.7)

Balance as of July 31, 2023, net of tax	$(109.6)	$(67.2)		$4.3		$(172.5)
Other comprehensive loss before reclassifications and tax	(24.2)	(9.0)	(1)	(0.8)		(34.0)
Tax benefit	—	2.3		0.2		2.5
Other comprehensive loss before reclassifications, net of tax	(24.2)	(6.7)		(0.6)		(31.5)

Reclassifications, before tax	—	6.3	(2)	0.3		6.6
Tax expense	—	(1.5)		—		(1.5)
Reclassifications, net of tax	—	4.8		0.3	(3)	5.1
Other comprehensive loss, net of tax	(24.2)	(1.9)		(0.3)		(26.4)
Balance as of July 31, 2024, net of tax	$(133.8)	$(69.1)		$4.0		$(198.9)
(1)In fiscal 2024, pension settlement accounting was triggered. In addition, pension curtailment accounting was triggered in fiscal 2024. Remeasurements of the Company’s pension obligations resulted in an increase of $11.1 million and $9.0 million in fiscal 2025 and 2024, respectively, to accumulated other comprehensive loss on the Consolidated Balance Sheets, see Note 14.
(2)Amounts include reclassifications of $0.0 million and $4.8 million, a foreign currency translation gain of $0.9 million and loss of $0.1 million and net amortization of prior service costs and actuarial losses of $2.2 million and $1.4 million in fiscal 2025 and 2024, respectively. Amounts are included in other income, net in the Consolidated Statements of Earnings, see Note 14.
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
Pretax stock-based compensation expense associated with options was $16.1 million, $14.2 million and $12.4 million for the years ended July 31, 2025, 2024 and 2023, respectively.
Fair value is calculated using the Black-Scholes option pricing model. The weighted average fair value for options granted during the years ended July 31, 2025, 2024 and 2023 was $21.67, $19.00 and $15.67 per share, respectively.
The fair value of these awards was determined using the following inputs:

Year Ended July 31,
	2025	2024	2023
Risk-free interest rate	3.6% - 4.5%	3.8% - 4.6%	3.8% - 4.2%
Expected volatility	26.1% - 27.0%	26.8% - 27.2%	26.8% - 27.5%
Expected dividend yield	1.6%	1.6%	1.6%

Expected life:
Director grants	8 years	8 years	8 years
Officer grants	7 years	7 years	7 years
Non-officer grants	7 years	7 years	7 years
Option activity was as follows:

	Options	Weighted Average Exercise Price
Balance outstanding as of July 31, 2024	6,163,056	$50.57
Granted	800,025	72.87
Exercised	(692,308)	42.46
Expired/forfeited	(47,693)	63.45
Balance outstanding as of July 31, 2025	6,223,080	$54.24
The total intrinsic value of options exercised during the years ended July 31, 2025, 2024 and 2023 was $20.2 million, $35.9 million and $20.2 million, respectively.
The number of shares authorized as of July 31, 2025 for outstanding options and future grants was 11,144,365. Forfeited options are recorded as an offset to operating expenses in the Consolidated Statements of Earnings in the period in which they occur.
Outstanding and exercisable stock options as of July 31, 2025 were as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$28.00 to $37.99	231,143	0.4	$28.17	231,143	0.4	$28.17
$38.00 to $47.99	1,625,429	3.2	44.85	1,625,429	3.2	44.85
$48.00 to $57.99	1,519,987	5.6	51.44	1,251,934	5.3	51.56
$58.00 to $67.99	2,096,337	6.2	59.66	1,537,904	5.4	59.40
$68.00 and above	750,184	9.2	73.13	1,629	8.7	72.68
	6,223,080	5.4	$54.24	4,648,039	4.4	$50.65
As of July 31, 2025, the aggregate intrinsic value of stock options outstanding and exercisable was $111.2 million and $99.1 million, respectively.

For the year ended July 31, 2025, activity for non-vested stock options that contain vesting provisions was as follows:

	Options	Weighted Average Grant Date Fair Value
Balance outstanding as of beginning of year	1,657,970	$17.02
Granted	800,025	21.67
Vested	(835,261)	16.24
Forfeited	(47,693)	19.29
Balance outstanding as of end of year	1,575,041	$19.73
As of July 31, 2025, there was $8.9 million of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over the remaining vesting period during fiscal 2026, 2027 and 2028.
Performance-Based Awards
Performance-based awards are payable in common stock and are based on a formula that measures Company performance over a three year period. These awards are settled after three years with payouts ranging from 0% to 200% of the target award depending on achievement. Pretax performance-based awards expense was $5.7 million, $5.8 million and $6.3 million for the years ended July 31, 2025, 2024 and 2023, respectively.
The weighted average grant date fair value related to the Company’s performance-based awards was as follows:

	Year Ended July 31,
	2025	2024	2023
Weighted average grant date fair value	$73.18	$59.66	$50.89
Performance-based awards for non-vested activity were as follows:

	Performance Shares	Weighted Average Grant Date Fair Value
Balance outstanding as of July 31, 2024	227,900	$55.31
Granted	111,900	73.18
Vested	(106,723)	50.89
Forfeited	(35,393)	64.39
Balance outstanding as of July 31, 2025	197,684	$66.19
As of July 31, 2025, there was $6.1 million of total unrecognized compensation expense related to non-vested performance-based awards, which is expected to be recognized over the remaining vesting period during fiscal 2026 and 2027. Forfeited performance-based awards are recorded as an offset to operating expenses in the Consolidated Statements of Earnings in the period in which they occur.
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

Net periodic pension costs for the Company’s pension plans were as follows (in millions):

	Year Ended July 31,
	2025	2024	2023
Net periodic pension costs
Service cost	$4.3	$5.2	$6.7
Interest cost	19.6	20.4	17.0
Expected return on assets	(25.7)	(25.7)	(25.3)
Prior service cost amortization	—	0.1	—
Actuarial loss amortization	2.3	1.5	2.1
Settlement loss	—	4.9	5.5
Curtailment loss	—	0.2	0.2
Net periodic pension costs	0.5	6.6	6.2
Other changes recognized in other comprehensive loss:
Prior service cost	—	0.1	(0.4)
Net actuarial loss	(11.6)	(9.1)	(5.9)
Amortization of prior service cost	—	0.3	0.2
Amortization of net actuarial loss	2.3	6.4	7.7
Total recognized in other comprehensive loss	(9.3)	(2.3)	1.6
Total recognized in net periodic pension costs and other comprehensive loss	$(9.8)	$(8.9)	$(4.6)

The changes in projected benefit obligations, fair value of plan assets and funded status of the Company’s pension plans for the years ended July 31, 2025 and 2024 were as follows (in millions):

	Year Ended July 31,
	2025	2024
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$403.7	$401.1
Service cost	4.3	5.2
Interest cost	19.6	20.4
Plan amendments	—	(0.1)
Participant contributions	0.8	0.8
Actuarial (gain) loss	(7.1)	11.7
Foreign currency exchange rates	6.5	(1.8)
Settlements paid	—	(15.6)
Acquisition	—	0.6
Benefits paid	(25.4)	(18.6)
Projected benefit obligation, end of year	402.4	403.7
Change in fair value of plan assets
Fair value of plan assets, beginning of year	413.3	416.0
Actual return on plan assets	8.1	28.4
Company contributions	2.7	2.8
Participant contributions	0.8	0.8
Foreign currency exchange rates	5.6	(1.1)
Settlements paid	—	(15.6)
Acquisition	—	0.6
Benefits paid	(25.4)	(18.6)
Fair value of plan assets, end of year	405.1	413.3

Funded status of plans, end of year	$2.7	$9.6

Amounts recognized on the Consolidated Balance Sheets
Other long-term assets	$33.9	$35.8
Other current liabilities	(1.4)	(1.5)
Other long-term liabilities	(29.8)	(24.7)
Net recognized asset	$2.7	$9.6
The net overfunded status of $2.7 million and $9.6 million as of July 31, 2025 and 2024, respectively, is recognized on the Consolidated Balance Sheets. The pension-related accumulated other comprehensive loss as of July 31, 2025 and 2024, prior to the consideration of income taxes, was $120.5 million and $111.3 million, respectively, and consisted primarily of unrecognized actuarial losses. The accumulated benefit obligation for all defined benefit pension plans was $380.5 million and $385.1 million as of July 31, 2025 and 2024, respectively. The decrease in the accumulated benefit obligation during fiscal 2025 is due to actuarial gains. Pension settlement accounting was triggered in fiscal 2024 as a result of the amount of lump sum distributions in the defined benefit pension plans exceeding the service and interest cost threshold.
The projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $82.8 million and $51.6 million, respectively, as of July 31, 2025 and $75.3 million and $49.1 million, respectively, as of July 31, 2024.
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $82.8 million, $60.6 million and $51.6 million, respectively, as of July 31, 2025 and $17.7 million, $16.4 million and $7.3 million, respectively, as of July 31, 2024.

Assumptions
The significant assumptions used in determining the actuarial present value of the projected benefit obligation were as follows:

	Year Ended July 31,
	2025	2024
U.S. plans
Discount rate	5.60%	5.44%
Rate of compensation increase	N/A	N/A
Non-U.S. plans
Discount rate	4.82%	4.33%
Rate of compensation increase	3.07%	3.05%
The weighted average discount rates, expected returns on plan assets and rates of increase in future compensation levels used to determine the net periodic pension costs were as follows:

	Year Ended July 31,
	2025	2024	2023
U.S. plans
Discount rate	5.44%	5.58%	4.62%
Expected rate of return on plan assets	6.41%	6.16%	5.66%
Rate of compensation increase	N/A	N/A	N/A
Non-U.S. plans
Discount rate	4.33%	4.80%	3.26%
Expected rate of return on plan assets	4.88%	5.01%	4.39%
Rate of compensation increase	3.02%	3.05%	3.12%
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
Mortality Rates
The Company’s actuary uses the Pri-2012 mortality table issued by the Society of Actuaries during the pre-retirement period and the Mercer Industry Longevity Experience Study (MILES) table for the Auto, Industrial Goods and Transportation industry group for post-retirement mortality, both reflecting the Scale MMP-2021 mortality improvement projection scale for its U.S. pension plans. These assumptions were used for determining the benefit obligations as of July 31, 2025 and for developing the annual expense for its U.S. pension plans for the fiscal year ending July 31, 2026. The Company follows the local actuaries’ recommendations for non-U.S. pension plans.
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

The estimated fair value of pension plan assets and their respective levels in the fair value hierarchy by asset category were as follows (in millions):

	Level 1	Level 2	Level 3	Total
Balances as of July 31, 2025
Cash and cash equivalents	$0.3	$2.9	$—	$3.2
Global equity securities	3.9	55.2	—	59.1
Fixed income securities	5.0	22.1	—	27.1
Insurance contracts	—	—	49.5	49.5
Total investments in the fair value hierarchy	$9.2	$80.2	$49.5	138.9
Investments using NAV as practical expedient				269.3
Total investment, at fair value				408.2
Accrued expense				(3.1)
Total assets				$405.1

Balances as of July 31, 2024
Cash and cash equivalents	$2.4	$0.5	$—	$2.9
Global equity securities	58.2	54.5	—	112.7
Fixed income securities	80.4	128.0	—	208.4
Insurance contracts	—	—	42.7	42.7
Total investments in the fair value hierarchy	$141.0	$183.0	$42.7	366.7
Investments using NAV as practical expedient				44.2
Total investment, at fair value				410.9
Accrued income				2.4
Total assets				$413.3
Certain investments, valued at NAV, had the following unfunded commitments and/or redemption restrictions (in millions):

	July 31, 2025		July 31, 2024
	NAV	Unfunded Commitments	NAV	Unfunded Commitments	Redemption Frequency (If Currently Eligible)	Redemption Notice (Days)
Global equity securities	$37.8	$1.8	$31.1	$1.8	Daily and Not Eligible(1)	N/A
Fixed income securities	228.6	—	10.2	—	Daily and Quarterly	0 - 60
Real asset funds	2.9	4.2	2.9	4.2	Not Eligible(1)	N/A
Total U.S. assets	$269.3	$6.0	$44.2	$6.0
(1)Cannot be redeemed without the consent of the Investment Manager. Although it is not probable that such investments will be sold, it is possible to sell these investments in the secondary market.
The changes in the fair values of the pension plans’ Level 3 assets were as follows (in millions):

	Year Ended July 31,
	2025	2024	2023
Balance as of beginning of year	$42.7	$41.3	$35.4
Unrealized gains	3.3	3.4	2.7
Foreign currency exchange	2.6	(0.8)	3.0
Purchases and sales, net	0.9	(1.2)	0.2
Balance as of end of year	$49.5	$42.7	$41.3

Investment Policies and Strategies
For U.S. pension plans, the Company uses a total return on investment approach to achieve a long-term return on plan assets, with what the Company believes to be a prudent level of risk for the purpose of meeting its retirement income commitments to employees. The U.S. pension plans’ investments are diversified to assist in managing risk. During the year ended July 31, 2025, the Company’s asset allocation was as follows:

	Salaried Pension Plan	Hourly Pension Plan
Global equity securities	15%	15%
Fixed income securities	85	85
Total	100%	100%
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
Estimated Contributions and Future Payments
The Company’s general funding policy is to make at least the minimum required contributions as required by applicable regulations, plus any additional amounts it determines to be appropriate. The Company made contributions of $2.7 million to its pension plans during the year ended July 31, 2025. Future required pension plan contributions may change significantly depending on the actual rate of return on plan assets, discount rates and regulatory requirements.
Estimated future benefit required payments for the Company’s pension plans as of July 31, 2025 were as follows (in millions):

2026	$26.8
2027	$28.2
2028	$29.4
2029	$30.1
2030	$31.0
2031-2035	$159.1
Retirement Savings
The Company provides a contributory employee savings plan to U.S. employees that permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. For eligible employees, employee contributions of up to 50% of compensation are matched at a rate equaling 100% of the first 3% contributed and 50% of the next 2% contributed. In addition, the Company contributes 3% of compensation annually for eligible employees. Total contribution expense for this plan was $33.7 million, $32.7 million and $28.6 million for the years ended July 31, 2025, 2024 and 2023, respectively.
Deferred Compensation and Other Benefit Plans
The Company provides various deferred compensation and other benefit plans to certain executives. The deferred compensation plan allows eligible employees to defer the receipt of all or a portion of their cash bonus and other stock-related compensation and up to 75% of their salary to future periods. Other benefit plans are provided to supplement the benefits for a select group of highly compensated individuals that are reduced because of compensation limitations set by the Internal Revenue Code. The Company has recorded a liability of $0.4 million and $1.2 million as of July 31, 2025 and 2024, respectively, related primarily to its deferred compensation plans.

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
Contract provisions may require the posting of collateral or settlement of the contracts for various reasons, including if the Company’s credit ratings are downgraded below its investment grade credit rating by any of the major credit agencies or for cross default contractual provisions if there is a failure under other financing arrangements related to payment terms or covenants. As of July 31, 2025 and 2024, no collateral was posted.
The Company does not enter into derivative instrument agreements for trading or speculative purposes. For discussion on the fair value of the Company’s derivatives, see Note 16.
Foreign Currency Forward Contracts - Cash Flow Hedges and Derivatives Not Designated as Hedging Instruments
The Company buys materials from foreign suppliers. Those transactions can be denominated in those suppliers’ local currency. The Company also sells to customers in foreign countries. Those transactions can be denominated in those customers’ local currency. Both of these transaction types can create volatility in the Company’s financial statements. The Company uses foreign currency forward contracts to manage those exposures and fluctuations. These contracts generally mature in 15 months or less, which is consistent with the forecasts of the related purchases and sales. Certain contracts are designated as cash flow hedges, whereas the remaining contracts, most of which are related to certain intercompany transactions which offset balance sheet exposure, are not designated as hedging instruments. The total notional amount of the foreign currency forward contracts designated as hedges as of July 31, 2025 and 2024 were $35.7 million and $32.3 million, respectively. The total notional amount of the foreign currency forward contracts not designated as hedges as of July 31, 2025 and 2024 were $189.6 million and $249.7 million, respectively.
Changes in the fair value of the Company’s designated hedges are reported in accumulated other comprehensive loss on the Consolidated Balance Sheets until the related transaction occurs, see Note 12. Designated hedges are recognized as a component of either net sales, cost of sales, selling, general and administrative expenses or other income, net in the Consolidated Statements of Earnings upon occurrence of the related hedged transaction.
Hedges and subsequent changes in the fair value of hedges that are not designated are recognized in other income, net in the Consolidated Statements of Earnings along with the related hedged transactions.
Amounts related to foreign currency forward contracts designated as hedges are expected to be reclassified into earnings during the next 15 months based upon the timing of inventory purchases and sales.
Net Investment Hedges
The Company uses fixed-to-fixed cross-currency swap agreements to hedge its exposure to adverse foreign currency exchange rate movements for its operations in Europe. The Company has elected the spot method for designating these contracts as net investment hedges.
The total notional amount of net investment hedges as of July 31, 2025 and 2024 was €80 million, or $88.8 million. The maturity dates range from 2027 to 2029.
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
Interest Rate Swaps - Cash Flow Hedges
The Company did not enter into any interest rate swap arrangements during fiscal years 2025 or 2024. As of July 31, 2025 and 2024, there were no outstanding interest rate swap arrangements.
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
Short-Term Financial Instruments
As of July 31, 2025 and 2024, the carrying values of cash and cash equivalents, accounts receivable, short-term borrowings and accounts payable approximate fair value because of the short-term nature of these instruments. Short-term financial instruments are classified as Level 1 in the fair value hierarchy.
Long-Term Debt
As of July 31, 2025, the estimated fair values of fixed interest rate long-term debt were $247.5 million compared to the carrying values of $275.0 million. As of July 31, 2024, the estimated fair values of fixed interest rate long-term debt were $267.7 million compared to the carrying values of $300.0 million. The fair values are estimated by discounting the projected cash flows using the interest rates at which similar amounts of debt could currently be borrowed. The carrying values of total variable interest rate long-term debt were $364.9 million and $209.9 million as of July 31, 2025 and 2024, respectively and approximate their fair values. Long-term debt is classified as Level 2 in the fair value hierarchy.
Investment in Joint Ventures and a Non-Controlling Interest
The Company holds investments in joint ventures and a non-controlling interest, which are accounted for as equity method investments at fair value and are included in other long-term assets on the Consolidated Balance Sheets. The aggregate carrying amount of these investments was $103.6 million and $26.9 million as of July 31, 2025 and 2024, respectively. The increase is primarily driven by the $69.7 million equity method investment in Medica as of July 31, 2025. These equity method investments are measured at fair value on a non-recurring basis. The fair value of the Company’s equity method investments has not been adjusted as there have been no triggering events or changes in circumstance that would have had an adverse impact on the value of these investments. In the event these investments are required to be measured, they would fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value, as the investments are in privately-held entities.
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

Fair Value of Derivative Contracts
The fair value of the Company’s derivative contracts, recorded on the Consolidated Balance Sheets, was as follows (in millions):

		Assets		Liabilities
		July 31,		July 31,
	Balance Sheet Location	2025	2024	2025	2024
Designated as hedging instruments
Foreign currency forward contracts	Other current assets, other current liabilities	$0.4	$0.1	$0.3	$—
Net investment hedges	Other current assets, other long-term assets, other long-term liabilities	1.6	3.7	2.9	—
Total designated		2.0	3.8	3.2	—

Not designated as hedging instruments
Foreign currency forward contracts	Other current assets, other current liabilities	0.9	1.0	0.4	0.3
Total not designated		0.9	1.0	0.4	0.3
Total		$2.9	$4.8	$3.6	$0.3
Amounts related to excluded components, such as forward points, are excluded from the assessment of hedge effectiveness of net investment hedges and are expected to be reclassified into earnings throughout their maturity dates. See Note 12 for additional information on accumulated other comprehensive loss.
Fair Value of Contingent Consideration
The fair value of the contingent consideration liability is determined using a probability-weighted discounted cash flow method. This fair value measurement is based on unobservable inputs in the market and thus, represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreement (e.g., potential payment amounts, length of measurement periods, manner of calculating any amounts due) and utilizes assumptions with regard to future financial and operational milestones, probabilities of achieving such milestones and a discount rate. Depending on the contractual terms of the purchase agreement, the probability of achieving milestones generally represents the only significant unobservable input. The contingent consideration liability is measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings.

A reconciliation of the fair value of the Company’s contingent consideration liability that use unobservable inputs was as follows (in millions):

Balance as of July 31, 2024	$21.8
Issuances	1.5
Settlements	(5.8)
Adjustments to fair value	(6.2)
Balance as of July 31, 2025	$11.3

Maximum potential payout	$22.5

Balance as of July 31, 2023	$25.0
Issuances	1.0
Settlements	(2.0)
Adjustments to fair value	(2.2)
Balance as of July 31, 2024	$21.8

Maximum potential payout	$29.8
The fair value of the Company’s contingent consideration liability that uses unobservable inputs was $11.3 million as of July 31, 2025 and $21.8 million as of July 31, 2024. The decrease of the contingent consideration liability was driven by a reduction in the assessed probability of achieving certain milestones and $5.8 million of total contingent consideration paid during fiscal 2025. The maximum potential payout of the contingent consideration was $22.5 million and $29.8 million as of July 31, 2025 and July 31, 2024, respectively, see Note 18.
Note 17. Guarantees
Letters of Credit
The Company has letters of credit which guarantee payment to third parties in the event the Company is in breach of contract terms as detailed in each letter of credit. The outstanding debt contingent liability for standby letters of credit was as follows (in millions):

	Year Ended July 31,
	2025	2024
Contingent liability for standby letters of credit issued under the Company’s revolving credit facility	$7.9	$7.5
Amounts drawn for letters of credit under the Company’s revolving credit facility	$—	$—
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
The outstanding debt relating to AFSI, of which the Company guarantees half, was $43.9 million and $51.0 million as of July 31, 2025 and 2024, respectively. AFSI has $63.0 million in a revolving credit facility which expires on July 31, 2027 and $17.0 million in an additional multi-currency revolving credit facility which terminates upon notification of either party.
Earnings from AFSI, which are recorded in other income, net in the Consolidated Statements of Earnings were $12.9 million and $12.3 million as of July 31, 2025 and 2024, respectively.

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
The Company is party to agreements that include deferred payment provisions representing potential milestone payments for former owners of acquired businesses. The provisions are made up of two general types of arrangements, contingent compensation and contingent consideration. A contingent compensation arrangement is contingent on the former owner’s future employment with the Company and the related amounts are recognized over the required employment period. A contingent consideration agreement is contingent on the achievement of certain revenue and manufacturing milestones, regardless of the former owners’ employment status. Contingent consideration was recorded as purchase consideration at the time of the initial acquisition based on the fair value of the estimated liability.
The Company primarily determines the contingent consideration liability based on the forecasted probability of achieving certain milestones.
The arrangement liabilities, recorded on the Consolidated Balance Sheets, were as follows (in millions):

		Arrangement Liability		Maximum Payout (1)
	Balance Sheet Location	July 31, 2025	July 31, 2024	July 31, 2025	July 31, 2024	Expires in
Contingent compensation arrangements
Purilogics (4)	Accrued employee compensation and related taxes	$—	$2.1	$—	$3.0	—
Other	Accrued employee compensation and related taxes, other long-term liabilities	$0.2	$0.3	$0.2	$0.8	FY27
Contingent consideration liability
Purilogics (2)	Other current liabilities, other long-term liabilities	$9.8	$19.0	$21.0	$27.0	FY27
Other (3)	Other current liabilities	$1.5	$2.8	$1.5	$2.8	FY26
(1)The maximum payout values are inclusive of the respective arrangement liability balance.
(2)The decrease in the Purilogics’ contingent consideration liability in fiscal 2025 was primarily driven by a $6.2 million reduction of the fair value during the twelve months ended July 31, 2025 based on the probability of achieving certain milestones. The total contingent consideration paid as of July 31, 2025 was $5.0 million, of which $3.0 million was paid during fiscal 2025 and $2.0 million was paid during fiscal 2024.
(3)A contingent consideration liability of $1.5 million was added in fiscal 2025 due to a non-material acquisition. The total contingent consideration paid as of July 31, 2025 was $2.8 million, which was all paid in fiscal 2025.
(4)Purilogics contingent compensation of $3.0 million was paid in fiscal 2025.
For additional discussion regarding the fair value of the Company’s contingent consideration liability, see Note 16.
Warranty Reserves
The Company estimates warranty expense on certain products at the time of sale using quantitative measures based on historical warranty claim experience and evaluation of specific customer warranty issues. The Company’s accrued warranty reserves were $6.9 million and $10.2 million as of July 31, 2025 and 2024, respectively. During the year ended July 31, 2025, there were no individually or collectively material specific warranty matters accrued for, and there was a $4.1 million specific reserve settled for one customer. During the year ended July 31, 2024, there was a $4.1 million specific warranty reserved for one customer, and there were no other individually or collectively material specific warranty matters accrued for, or significant settlements made.

Note 19. Segment Reporting
The Company’s reportable segments are: Mobile Solutions, Industrial Solutions and Life Sciences. The organizational structure also includes Corporate and Unallocated which includes interest expense and certain corporate expenses determined to be non-allocable to the segments, such as restructuring charges and business development expenses. The Company determines its operating segments consistent with the manner in which the chief operating decision maker (CODM) manages operations and evaluates performance for internal review and decision-making. The CODM evaluates trends in earnings (loss) before income taxes to assess performance of the segments. The CODM considers variances in reported results to budget and variances to prior periods to make decisions about allocating resources to each segment. The Company’s CODM is the Chief Executive Officer. In fiscal 2025 and 2024, Corporate and Unallocated included a charge of $16.8 million and $6.4 million, respectively, related to restructuring, see Note 20.
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
The Life Sciences segment is organized by end market and consists of the Food and Beverage, Disk Drive, Vehicle Electrification and Medical Device, Microelectronics and Bioprocessing Equipment and Consumables markets. Within these markets, products consist of micro-environment gas and liquid filtration for food and beverage and industrial processes, bioprocessing equipment, including bioreactors and fermenters, bioprocessing consumables including chromatography devices, reagents and filters, polytetrafluoroethylene membrane-based products, as well as specialized air and gas filtration systems for applications including hard disk drives, semiconductor manufacturing, sensors, battery systems and powertrain components. Life Sciences primarily sells to large OEMs and directly to various end users requiring cell growth, separation, purification, high purity filtration and device protection.
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

Segment details were as follows (in millions):

	Mobile Solutions Segment	Industrial Solutions Segment	Life Sciences Segment	Total Segment	Corporate and Unallocated (1)	Total Company
Year ended July 31, 2025
Net sales	$2,291.0	$1,104.4	$295.5	$3,690.9	$—	$3,690.9
Cost of sales	1,544.0	654.9	177.9
Other segment items (2)	329.4	251.8	113.2
Earnings (loss) before income taxes	$417.6	$197.7	$4.4	$619.7	$(127.5)	$492.2

Equity earnings in unconsolidated affiliates	$8.1	$0.2	$—	$8.3	$—	$8.3
Assets	$1,334.8	$883.7	$458.4	$2,676.9	$300.3	$2,977.2
Equity investments in unconsolidated affiliates	$33.5	$0.5	$—	$34.0	$—	$34.0

Year ended July 31, 2024
Net sales	$2,250.8	$1,066.5	$269.0	$3,586.3	$—	$3,586.3
Cost of sales	1,524.6	624.0	156.5
Other segment items (2)	321.7	243.7	122.9
Earnings (loss) before income taxes	$404.5	$198.8	$(10.4)	$592.9	$(57.6)	$535.3

Equity earnings in unconsolidated affiliates	$7.3	$0.1	$—	$7.4	$—	$7.4
Assets	$1,339.5	$821.7	$512.1	$2,673.3	$241.0	$2,914.3
Equity investments in unconsolidated affiliates	$26.8	$0.1	$—	$26.9	$—	$26.9

Year ended July 31, 2023
Net sales	$2,174.8	$1,014.7	$241.3	$3,430.8	$—	$3,430.8
Cost of sales	1,535.4	594.3	136.8
Other segment items (2)	309.0	234.2	94.6
Earnings (loss) before income taxes	$330.4	$186.2	$9.9	$526.5	$(57.8)	$468.7

Equity earnings in unconsolidated affiliates	$3.6	$—	$—	$3.6	$—	$3.6
Assets	$1,243.8	$788.1	$513.8	$2,545.7	$224.8	$2,770.5
Equity investments in unconsolidated affiliates	$24.2	$0.2	$—	$24.4	$—	$24.4
(1) Corporate and unallocated includes interest expense and certain corporate expenses determined to be non-allocable to the segments, such as restructuring charges and portions of incentive compensation.
(2) Other segment items consist primarily of selling, general and administrative expenses, research and development expense and other income (expense).

Net sales by business unit were as follows (in millions):

	Year Ended July 31,
	2025	2024	2023
Mobile Solutions segment
Off-Road	$359.5	$380.8	$428.7
On-Road	110.6	139.8	145.8
Aftermarket	1,820.9	1,730.2	1,600.3
Total Mobile Solutions segment	2,291.0	2,250.8	2,174.8

Industrial Solutions segment
Industrial Filtration Solutions	914.2	901.1	872.2
Aerospace and Defense	190.2	165.4	142.5
Total Industrial Solutions segment	1,104.4	1,066.5	1,014.7

Life Sciences segment
Total Life Sciences segment	295.5	269.0	241.3

Total Company	$3,690.9	$3,586.3	$3,430.8
Net sales, generally disaggregated by location where the customer’s order was received, property, plant and equipment, net and right-of-use asset by geographic region were as follows (in millions):

	Net Sales	Property, Plant and Equipment, Net	Right-Of-Use Asset
Year ended July 31, 2025
U.S. and Canada	$1,632.3	$225.7	$26.8
EMEA	1,027.2	195.2	16.5
APAC	635.7	76.2	11.0
LATAM	395.7	147.4	6.2
Total	$3,690.9	$644.5	$60.5

Year ended July 31, 2024
U.S. and Canada	$1,583.1	$209.7	$23.3
EMEA	1,012.9	199.6	19.1
APAC	601.5	75.5	10.6
LATAM	388.8	160.7	6.7
Total	$3,586.3	$645.5	$59.7

Year ended July 31, 2023
U.S. and Canada	$1,464.7	$219.7	$25.3
EMEA	1,007.8	202.4	15.5
APAC	608.8	76.5	11.6
LATAM	349.5	154.3	7.1
Total	$3,430.8	$652.9	$59.5
Concentrations
There were no customers that accounted for over 10% of net sales for the years ended July 31, 2025, 2024 or 2023. There were no customers that accounted for over 10% of gross accounts receivable as of July 31, 2025 or 2024.

Note 20. Restructuring
During fiscal 2025, the Company continued its global footprint and cost optimization actions to further improve the operating and manufacturing cost structure, which began in fiscal 2024. These activities resulted in restructuring expenses, primarily related to severance, of $16.8 million and $6.4 million for the years ended July 31, 2025 and 2024, respectively. Charges of $6.5 million and $3.8 million were included in cost of sales in the Consolidated Statements of Earnings for the years ended July 31, 2025 and 2024, respectively. Charges of $10.3 million and $2.6 million were included in operating expenses in the Consolidated Statements of Earnings for the years ended July 31, 2025 and 2024, respectively. As of July 31, 2025 and July 31, 2024, $7.1 million and $6.4 million of accrued expenses were included in accrued employee compensation and related taxes in the Consolidated Balance Sheets, respectively.
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
Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined by Rules 13a-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2025. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control - Integrated Framework - version 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of July 31, 2025 based on criteria in Internal Control - Integrated Framework issued by the COSO. The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of July 31, 2025, as stated in its report, which appears herein.

/s/ Tod E. Carpenter	/s/ Bradley J. Pogalz

Tod E. Carpenter	Bradley J. Pogalz
Chairman, President and Chief Executive Officer	Chief Financial Officer
September 26, 2025	September 26, 2025
Report of Independent Registered Public Accounting Firm
See Report of Independent Registered Public Accounting Firm under Item 8 of this Annual Report.

Item 9B. Other Information
During the three months ended July 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information under the captions “Item 1: Election of Directors,” “Director Selection Process,” “Audit Committee Responsibilities,” “Audit Committee Expertise”, “Complaint-Handling Procedures”, “Delinquent Section 16(a) Reports” and “Security Trading and Information Disclosure Policy” of the 2025 Proxy Statement is incorporated herein by reference. Information on the Executive Officers of the Company is found under the caption “Information about our Executive Officers” in Part I of this Annual Report.
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
Item 11. Executive Compensation
The information under the captions “Executive Compensation” and “Director Compensation” of the 2025 Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the captions “Security Ownership” and “Equity Compensation Plan Information” of the 2025 Proxy Statement is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information under the captions “Policy and Procedures Regarding Transactions with Related Persons” and “Board Oversight and Director Independence” of the 2025 Proxy Statement is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information under the captions “Independent Registered Public Accounting Firm Fees” and “Audit Committee Pre-Approval Policies and Procedures” of the 2025 Proxy Statement is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Documents filed with this report:

(1)	Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Consolidated Statements of Earnings — years ended July 31, 2025, 2024 and 2023
Consolidated Statements of Comprehensive Income — years ended July 31, 2025, 2024 and 2023
Consolidated Balance Sheets — July 31, 2025 and 2024
Consolidated Statements of Cash Flows — years ended July 31, 2025, 2024 and 2023
Consolidated Statements of Changes in Stockholders’ Equity — years ended July 31, 2025, 2024 and 2023
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

(3)	Exhibits

Exhibit Index

*3-A	Restated Certificate of Incorporation of Registrant as currently in effect (Filed as Exhibit 3-A to Form 10-Q Report for the first quarter ended October 31, 2023)
*3-B	Amended and Restated Bylaws of Registrant, dated as of July 28, 2023 (Filed as Exhibit 3-B to Form 8-K Report filed on July 28, 2023)
*4-A	Description of Registrant’s Securities (Filed as Exhibit 4-A to 2019 Form 10-K Report)
*4-B	**
*10-A	Credit Agreement dated as of May 21, 2021 (Filed as Exhibit 10.1 to Form 8-K Report filed May 26, 2021)
*10-B	First Amendment to Credit Agreement dated April 28, 2023 (Filed as Exhibit 4-A to Form 10-Q for the third quarter ended April 30, 2023)
*10-C	Second Amendment to Credit Agreement dated June 12, 2025 (Filed as Exhibit 10.1 to Form 8-K Report filed June 17, 2025)
*10-D	Second Supplement, dated May 21, 2021, to Note Purchase Agreement, dated as of March 27, 2014 (Filed as Exhibit 10.2 to Form 8-K Report filed May 26, 2021)
*10-E	Note Purchase Agreement by and among Registrant and the purchasers named therein, dated as of March 27, 2014 (Filed as Exhibit 10.1 to Form 8-K Report filed on April 2, 2014)
*10-F
First Amendment, dated as of March 9, 2015, to Note Purchase Agreement, dated as of March 27, 2014, by and among Registrant and the purchasers named therein (Filed as Exhibit 10.1 to Form 8-K Report filed on March 12, 2015)

*10-G
First Supplement, dated as of April 16, 2015, to Note Purchase Agreement, dated as of March 27, 2014, by and among Registrant and the purchasers named therein (as amended) (Filed as Exhibit 10.1 to Form 8-K Report filed on April 21, 2015)

*10-H	Form of Annual Incentive Plan (commencing fiscal 2021) (Filed as Exhibit 10-A to Form 10-Q for the first quarter ended October 31, 2020)***
*10-I	Deferred Compensation and 401(K) Excess Plan (2020 Restatement) (Filed as Exhibit 10-AK to Form 10-Q for the first quarter ended October 31, 2019)***
*10-J	Second Amendment, dated as of December 21, 2023, to the Deferred Compensation and 401(K) Excess Plan (2020 Restatement) (Filed as Exhibit 10-I to 2024 Form 10-K Report)***
*10-K	Form of Management Change in Control Severance Plan (Filed as Exhibit 10.1 to Form 8-K Report filed on January 31, 2023)***
*10-L	Form of Indemnification Agreement for Directors (Filed as Exhibit 10.1 to Form 8-K Report filed on April 2, 2012)***
*10-M	2001 Master Stock Incentive Plan (Filed as Exhibit 10-O to 2009 Form 10-K Report)***
*10-N	Excess Pension Plan (2008 Restatement) (Filed as Exhibit 10-V to 2011 Form 10-K Report) ***

*10-O	2010 Master Stock Incentive Plan (Filed as Exhibit 4.5 to Registration Statement on Form S-8 (File No. 333-170729) filed on November 19, 2010)***
*10-P	Form of Officer Stock Option Award Agreement under the 2010 Master Stock Incentive Plan (Filed as Exhibit 10.1 to Form 8-K Report filed on December 16, 2010) ***
*10-Q	Form of Restricted Stock Award Agreement under the 2010 Master Stock Incentive Plan (Filed as Exhibit 10.2 to Form 8-K Report filed on December 16, 2010) ***
*10-R	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the 2010 Master Stock Incentive Plan (Filed as Exhibit 10-CC to 2012 Form 10-K Report)***
*10-S	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the 2010 Master Stock Incentive Plan (Filed as Exhibit 10-B to Form 10-Q for the second quarter ended January 31, 2018)***
*10-T	Form of Restricted Stock Unit Award Agreement under the 2010 Master Stock Incentive Plan (Filed as Exhibit 10-A to Form 10-Q for the first quarter ended October 31, 2018)***
*10-U	Compensation Plan for Non-Employee Directors, as amended on January 25, 2019 (Filed as Exhibit 10-A to Form 10-Q for the second quarter ended January 31, 2019)***
*10-V	2019 Master Stock Incentive Plan, as amended on November 17, 2023 (Filed as Exhibit A to definitive proxy statement filed on October 3, 2023)***
*10-W	Form of Restricted Stock Unit Award Agreement (Cliff Vesting) under the 2019 Master Stock Incentive Plan (Filed as Exhibit 10-AF to Form 10-Q for the first quarter ended October 31, 2019)***
*10-X	Form of Performance Award Agreement under the 2019 Master Stock Incentive Plan (Filed as Exhibit 10-AG to Form 10-Q for the first quarter ended October 31, 2019)***
*10-Y	Form of Stock Option Award Agreement under the 2019 Master Stock Incentive Plan (Filed as Exhibit 10-AH to Form 10-Q for the first quarter ended October 31, 2019)***
*10-Z	Form of Restricted Stock Unit Award Agreement (Graded Vesting) under the 2019 Master Stock Incentive Plan (Filed as Exhibit 10-AI to Form 10-Q for the first quarter ended October 31, 2019)***
*10-AA
Form of Restricted Stock Unit Award Agreement (Graded Vesting) under the 2019 Master Stock Incentive Plan (commencing with fiscal 2021 grants) (Filed as Exhibit 10-AN to Form 10-Q for the first quarter ended October 31, 2020)***

*10-BB	Compensation Plan for Non-Employee Directors under the 2019 Master Stock Incentive Plan, as amended on January 24, 2024 (Filed as Exhibit 10-AA to 2024 Form 10-K Report) ***
*10-CC	Consulting Agreement between Donaldson Company, Inc., and Thomas R. Scalf, dated May 14, 2025 (Filed as Exhibit 99.1 to Form 8-K Report filed on May 15, 2025)***
*19	Securities Trading and Information Disclosure Policy (Filed as Exhibit 19 to 2024 Form 10-K Report)
21	Subsidiaries
23	Consent of PricewaterhouseCoopers LLP
24	Powers of Attorney
31-A	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31-B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*97	Mandatory Compensation Recover Policy (Filed as Exhibit 97 to 2024 Form 10-K Report)
101
The following financial information from the Donaldson Company, Inc. Annual Report on Form 10-K for the fiscal year ended July 31, 2025, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Stockholders’ Equity and (vi) the Notes to Consolidated Financial Statements

104	The cover page from the Donaldson Company, Inc. Annual Report on Form 10-K for the fiscal year ended July 31, 2025, formatted in iXBRL (included as Exhibit 101)
__________________

*	Exhibit has previously been filed with the SEC and is incorporated herein by reference as an exhibit.
**	Pursuant to the provisions of Regulation S-K Item 601(b)(4)(iii)(A), copies of instruments defining the rights of holders of certain long-term debts of the Registrant and its subsidiaries are not filed and in lieu thereof the Registrant agrees to furnish a copy thereof to the SEC upon request.
***	Denotes compensatory plan or management contract.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONALDSON COMPANY, INC.

Date:	September 26, 2025	By:	/s/ Tod E. Carpenter
Tod E. Carpenter Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 26, 2025.

/s/ Tod E. Carpenter	Chairman, President and Chief Executive Officer
Tod E. Carpenter	(Principal Executive Officer)

/s/ Bradley J. Pogalz	Chief Financial Officer
Bradley J. Pogalz	(Principal Financial Officer)

/s/ Andrew J. Cebulla	Vice President and Corporate Controller
Andrew J. Cebulla	(Principal Accounting Officer)

*	Director
Pilar Cruz

*	Director
Christopher M. Hilger

*	Director
Douglas A. Milroy

*	Director
Willard D. Oberton

*	Director
Richard M. Olson

*	Director
James J. Owens

*	Director
Ajita G. Rajendra

*	Director
Trudy A. Rautio

*	Director
Jacinth C. Smiley

*By: /s/ Amy C. Becker
Amy C. Becker
As attorney-in-fact