Form 10-Q
period 2025-10-31
DONALDSON Co INC
filed 2025-12-04
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 24, 2025, 115,336,687 shares of the registrant’s common stock, par value $5.00 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended October 31,
	2025	2024
Net sales	$935.4	$900.1
Cost of sales	606.6	580.5
Gross profit	328.8	319.6
Selling, general and administrative	169.6	166.1
Gain on sale of fixed assets	(9.3)	—
Research and development	19.2	22.7
Operating expenses	179.5	188.8
Operating income	149.3	130.8
Interest expense	7.1	5.5
Other income, net	(5.3)	(5.2)
Earnings before income taxes	147.5	130.5
Income taxes	33.6	31.5
Net earnings	$113.9	$99.0

Weighted average shares – basic	115.9	119.9
Weighted average shares – diluted	117.8	121.9

Net earnings per share – basic	$0.98	$0.83
Net earnings per share – diluted	$0.97	$0.81
See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended October 31,
	2025	2024
Net earnings	$113.9	$99.0
Other comprehensive income:
Foreign currency translation gain	7.5	4.9
Pension liability adjustment, net of deferred taxes of $0.0 and $0.0, respectively	0.5	0.4
Derivatives:
(Loss) on hedging derivatives, net of deferred taxes of $0.0 and $0.3, respectively	(0.4)	(1.1)
Reclassification of hedging derivatives to net earnings, net of taxes of $0.0 and $(0.4), respectively	0.4	1.7
Total derivatives	—	0.6
Net other comprehensive income	8.0	5.9
Comprehensive income	$121.9	$104.9

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)
(Unaudited)

	October 31, 2025	July 31, 2025
Assets
Current assets:
Cash and cash equivalents	$210.7	$180.4
Accounts receivable, less allowances of $3.5 and $2.9, respectively	655.6	662.2
Inventories, net	533.3	513.6
Prepaid expenses and other current assets	114.8	105.5
Total current assets	1,514.4	1,461.7
Property, plant and equipment, net	638.9	644.5
Goodwill	494.8	493.6
Intangible assets, net	96.4	97.4
Other long-term assets	282.3	280.0
Total assets	$3,026.8	$2,977.2

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$2.5	$31.2
Current maturities of long-term debt	6.5	6.7
Accounts payable	372.9	368.6
Accrued employee compensation and related taxes	124.1	144.3
Income taxes payable	54.0	43.9
Other current liabilities	143.9	162.5
Total current liabilities	703.9	757.2
Long-term debt	671.5	630.4
Non-current income taxes payable	19.8	19.0
Deferred income taxes	10.6	10.5
Other long-term liabilities	104.4	106.6
Total liabilities	1,510.2	1,523.7

Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued	758.2	758.2
Additional paid-in capital	37.0	35.8
Retained earnings	2,724.1	2,610.1
Accumulated other comprehensive loss	(172.7)	(180.7)
Treasury stock, 36,132,756 and 35,600,740 shares, respectively, at cost	(1,830.0)	(1,769.9)
Total stockholders’ equity	1,516.6	1,453.5
Total liabilities and stockholders’ equity	$3,026.8	$2,977.2
 See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended October 31,
	2025	2024
Operating Activities
Net earnings	$113.9	$99.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	24.3	25.5
Deferred income taxes	0.3	(4.7)
Stock-based compensation expense	11.4	12.2
Gain on sale of fixed assets	(9.3)	—
Other, net	(3.5)	(2.4)
Changes in operating assets and liabilities	(11.7)	(56.7)
Net cash provided by operating activities	125.4	72.9

Investing Activities
Purchases of property, plant and equipment	(14.2)	(25.1)
Proceeds from sale of property, plant and equipment	10.8	0.1
Equity investment	—	(71.0)
Net cash used in investing activities	(3.4)	(96.0)

Financing Activities
Proceeds from long-term debt	40.0	55.0
Change in short-term borrowings	(28.5)	50.1
Purchase of treasury stock	(91.5)	(74.4)
Dividends paid	(34.7)	(32.4)
Exercise of stock options and other	21.6	11.5
Net cash (used in) provided by financing activities	(93.1)	9.8
Effect of exchange rate changes on cash	1.4	1.8
Increase (decrease) in cash and cash equivalents	30.3	(11.5)
Cash and cash equivalents, beginning of period	180.4	232.7
Cash and cash equivalents, end of period	$210.7	$221.2

Supplemental Cash Flow Information
Income taxes paid	$25.9	$20.1
Interest paid	$6.4	$5.2
Supplemental Disclosure of Non-Cash Operating and Investing Transactions
Accrued property, plant and equipment additions	$9.2	$12.1
Leased assets obtained in exchange for new operating lease liabilities	$4.0	$12.8

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Three Months Ended October 31, 2025 and 2024
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance as of July 31, 2025	$758.2	$35.8	$2,610.1	$(180.7)	$(1,769.9)	$1,453.5
Net earnings			113.9			113.9
Other comprehensive income				8.0		8.0
Treasury stock acquired					(91.9)	(91.9)
Dividends declared			0.1			0.1
Stock compensation and other activity		1.2			31.8	33.0
Balance as of October 31, 2025	$758.2	$37.0	$2,724.1	$(172.7)	$(1,830.0)	$1,516.6

Balance as of July 31, 2024	$758.2	$26.8	$2,377.5	$(198.9)	$(1,474.5)	$1,489.1
Net earnings			99.0			99.0
Other comprehensive income				5.9		5.9
Treasury stock acquired					(74.9)	(74.9)
Dividends declared			0.1			0.1
Stock compensation and other activity		5.8	(0.2)		18.2	23.8
Balance as of October 31, 2024	$758.2	$32.6	$2,476.4	$(193.0)	$(1,531.2)	$1,543.0

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Donaldson Company, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of earnings, comprehensive income, financial position, cash flows and changes in stockholders’ equity have been included and are of a normal recurring nature. Operating results for the three months ended October 31, 2025 are not necessarily indicative of the results that may be expected for future periods. The year-end Condensed Consolidated Balance Sheet information was derived from the Company’s Audited Consolidated Financial Statements but does not include all disclosures required by GAAP. For further information, refer to the Audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2025.
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

In December 2023, FASB issued ASU No. 2023-09, Income Taxes (Topic 740), “Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU is applicable to annual reporting for the Company’s fiscal 2026 and interim reporting for the first quarter of the Company’s fiscal 2027. The Company will adopt ASU 2023-09 for the annual reporting period ending July 31, 2026 and for interim reporting periods thereafter. The Company does not expect adoption of this standard will have a material impact on the Consolidated Financial Statements or Condensed Consolidated Financial Statements and is in the process of evaluating the effects of this guidance on its related disclosures.
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
Note 2. Equity Method Investments
On August 9, 2024, the Company acquired a 49% non-controlling stake in Medica, headquartered in Medolla, Italy, for cash consideration of approximately €62.1 million, or $67.9 million, and capitalized transaction costs of approximately €5.1 million, or $5.8 million. Medica is a leader in hollow fiber membrane filtration technology for medical applications and water purification. The Company has the option to acquire the remaining 51% stake in three years. The investment is accounted for under the equity method of accounting. The earnings from the investment were not material for the three months ended October 31, 2025 or 2024.
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
Revenue Disaggregation
Net sales, generally disaggregated by location where the customer’s order was placed, were as follows (in millions):

	Three Months Ended October 31,
	2025	2024
U.S. and Canada	$407.4	$409.8
Europe, Middle East and Africa (EMEA)	262.8	240.9
Asia Pacific (APAC)	165.4	155.2
Latin America (LATAM)	99.8	94.2
Total net sales	$935.4	$900.1
See Note 18 for net sales disaggregated by segment and business unit.
Contract Assets and Liabilities
The satisfaction of performance obligations and the resulting recognition of revenue typically correspond with billing of the customer. In limited circumstances, the customer may be billed at a time later than when revenue is recognized, resulting in contract assets, which are reported in other current assets on the Condensed Consolidated Balance Sheets. Contract assets were $33.0 million and $24.3 million as of October 31, 2025 and July 31, 2025, respectively. In other limited circumstances, the customer may make a payment at a time earlier than when revenue is recognized and prior to the satisfaction of performance obligations, resulting in contract liabilities, which are reported in deferred revenue on the Condensed Consolidated Balance Sheets. Contract liabilities were $22.2 million and $20.8 million as of October 31, 2025 and July 31, 2025, respectively.
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

Note 4. Inventories, Net
The components of inventories, net were as follows (in millions):

	October 31, 2025	July 31, 2025
Raw materials	$176.8	$175.5
Work in process	76.7	69.6
Finished products	279.8	268.5
Total inventories, net	$533.3	$513.6
Note 5. Property, Plant and Equipment, Net
The components of property, plant and equipment, net were as follows (in millions):

	October 31, 2025	July 31, 2025
Land	$29.6	$29.5
Buildings	497.6	493.8
Machinery and equipment	1,124.9	1,118.6
Computer software	130.2	129.5
Construction in progress	37.0	31.5
Less accumulated depreciation	(1,180.4)	(1,158.4)
Total property, plant and equipment, net	$638.9	$644.5
Note 6. Goodwill and Intangible Assets
Goodwill
The Company allocates goodwill to reporting units within its Mobile Solutions, Industrial Solutions and Life Sciences segments. There were no dispositions or impairment charges recorded during the three months ended October 31, 2025 and 2024. Goodwill is assessed for impairment annually during the third quarter of the fiscal year, or more frequently if events or changes in circumstances indicate the asset may be impaired. The Company performed its annual impairment assessment during the third quarter of fiscal 2025 and did not record any impairment as a result of this assessment.
Goodwill by reportable segment was as follows (in millions):

	Mobile Solutions Segment	Industrial Solutions Segment	Life Sciences Segment	Total
Balance as of July 31, 2025	$25.4	$298.2	$170.0	$493.6
Foreign currency translation	0.1	(0.2)	1.3	1.2
Balance as of October 31, 2025	$25.5	$298.0	$171.3	$494.8
Intangible Assets
Intangible asset classes were as follows (in millions):

	October 31, 2025
	Weighted Amortizable Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	8.4	$74.1	$(42.7)	$31.4
Trademarks	6.3	4.5	(2.7)	1.8
Technology and patents	16.4	82.9	(20.3)	62.6
Non-compete agreements	3.1	2.5	(1.9)	0.6
Total intangible assets		$164.0	$(67.6)	$96.4

	July 31, 2025
	Weighted Amortizable Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	8.5	$74.7	$(43.7)	$31.0
Trademarks	6.7	3.8	(2.0)	1.8
Technology and patents	16.6	82.9	(19.1)	63.8
Non-compete agreements	2.9	2.5	(1.7)	0.8
Total intangible assets		$163.9	$(66.5)	$97.4
Intangible asset amortization expense was $2.5 million and $4.0 million for the three months ended October 31, 2025 and 2024, respectively. Amortization expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings.
There was a foreign currency translation loss of $0.1 million and a foreign currency translation gain of $0.4 million for the three months ended October 31, 2025 and 2024, respectively.
Note 7. Long-Term Debt
As of October 31, 2025, there was $491.6 million available and $100.0 million outstanding on the Company’s $600.0 million unsecured revolving credit facility that expires on June 12, 2030.
Certain debt agreements contain financial covenants related to interest coverage and leverage ratios, as well as other non-financial covenants. As of October 31, 2025, the Company was in compliance with all such covenants.
Note 8. Income Taxes
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted into U.S. law, which primarily modified tax provisions from the 2017 Tax Cuts and Jobs Act. The provisions within the OBBBA have staggered effective dates to be phased in between fiscal years 2025 and 2027, and the Company continues to evaluate the impact of these provisions on our Consolidated Financial Statements and Condensed Consolidated Financial Statements.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The U.S. Internal Revenue Service has completed examinations of the Company’s U.S. federal income tax returns through fiscal 2021. With few exceptions, the Company is no longer subject to state and foreign income tax examinations by tax authorities for years before fiscal 2020.
As of October 31, 2025, gross unrecognized tax benefits were $22.6 million and accrued interest and penalties on these unrecognized tax benefits were $2.9 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income taxes in the Condensed Consolidated Statements of Earnings. The statutes of limitation periods for the Company’s various tax jurisdictions range from two years to 10 years.

Note 9. Earnings Per Share
Basic net earnings per share (EPS) is computed by dividing net earnings by the weighted average number of outstanding common shares. Diluted net EPS is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options and other stock incentive plans.
Basic and diluted net EPS calculations were as follows (in millions, except per share amounts):

	Three Months Ended October 31,
	2025	2024
Net earnings	$113.9	$99.0

Weighted average common shares outstanding
Weighted average common shares – basic	115.9	119.9
Dilutive impact of stock-based awards	1.9	2.0
Weighted average common shares – diluted	117.8	121.9

Net EPS – basic	$0.98	$0.83
Net EPS – diluted	$0.97	$0.81
Stock options excluded from net EPS calculation	0.6	0.7
Note 10. Stockholders’ Equity
Share Repurchases
In November 2023, the Board of Directors authorized the repurchase of up to 12.0 million shares of common stock under the Company’s stock repurchase plan. This repurchase authorization is effective until terminated by the Board of Directors. During the three months ended October 31, 2025, the Company repurchased 1.2 million shares for $91.9 million. During the three months ended October 31, 2024, the Company repurchased 1.0 million shares for $74.9 million. As of October 31, 2025, the Company had remaining authorization to repurchase 4.7 million shares under the November 2023 stock repurchase plan.
Dividends
Dividends paid were 30.0 cents and 27.0 cents per common share for the three months ended October 31, 2025 and 2024, respectively.
On November 21, 2025, the Company’s Board of Directors declared a cash dividend in the amount of 30.0 cents per common share, payable December 22, 2025, to stockholders of record as of December 5, 2025.

Note 11. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three months ended October 31, 2025 and 2024 were as follows (in millions):

	Foreign Currency Translation Adjustment	Pension Benefits		Derivative Financial Instruments		Total
Balance as of July 31, 2025, net of tax	$(104.2)	$(76.6)		$0.1		$(180.7)
Other comprehensive income (loss) before reclassifications and tax	7.5	—		(0.4)		7.1
Tax benefit	—	—		—		—
Other comprehensive income (loss) before reclassifications, net of tax	7.5	—		(0.4)		7.1

Reclassifications, before tax	—	0.5	(1)	0.4		0.9
Tax benefit	—	—		—		—
Reclassifications, net of tax	—	0.5		0.4	(2)	0.9
Other comprehensive income, net of tax	7.5	0.5		—		8.0
Balance as of October 31, 2025, net of tax	$(96.7)	$(76.1)		$0.1		$(172.7)

Balance as of July 31, 2024, net of tax	$(133.8)	$(69.1)		$4.0		$(198.9)
Other comprehensive income (loss) before reclassifications and tax	4.9	—		(1.4)		3.5
Tax benefit	—	—		0.3		0.3
Other comprehensive income (loss) before reclassifications, net of tax	4.9	—		(1.1)		3.8

Reclassifications, before tax	—	0.4	(1)	2.1		2.5
Tax expense	—	—		(0.4)		(0.4)
Reclassifications, net of tax	—	0.4		1.7	(2)	2.1
Other comprehensive income, net of tax	4.9	0.4		0.6		5.9
Balance as of October 31, 2024, net of tax	$(128.9)	$(68.7)		$4.6		$(193.0)
(1)Amounts include foreign currency translation gain of $0.0 million and $0.2 million and net amortization of prior service costs and actuarial losses of $0.5 million and $0.6 million in fiscal 2026 and 2025, respectively, included in other income, net in the Condensed Consolidated Statements of Earnings, see Note 13.
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
Pretax stock-based compensation expense associated with options was $10.3 million and $9.8 million for the three months ended October 31, 2025 and 2024, respectively.
Fair value is calculated using the Black-Scholes option pricing model. The weighted average fair value for options granted was $25.62 and $21.64 per share during the three months ended October 31, 2025 and 2024, respectively.

Option activity was as follows:

	Options	Weighted Average Exercise Price
Balance outstanding as of July 31, 2025	6,223,080	$54.24
Granted	638,076	82.08
Exercised	(596,979)	42.31
Expired/forfeited	(8,507)	66.44
Balance outstanding as of October 31, 2025	6,255,670	$58.20
Performance-Based Awards
Performance-based awards are payable in common stock and are based on a formula that measures Company performance over a three-year period. These awards are settled after three years with payouts ranging from 0% to 200% of the target award depending on achievement.
Pretax performance-based awards expense was $0.9 million and $1.9 million for the three months ended October 31, 2025 and 2024, respectively.
Performance-based awards for non-vested activity were as follows:

	Performance Shares	Weighted Average Grant Date Fair Value
Balance outstanding as of July 31, 2025	197,684	$66.19
Granted	102,900	82.08
Vested	—	—
Forfeited	(16,700)	66.89
Balance outstanding as of October 31, 2025	283,884	$71.91
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
Net periodic pension costs for the Company’s pension plans were as follows (in millions):

	Three Months Ended October 31,
	2025	2024
Service cost	$1.3	$1.2
Interest cost	5.1	4.9
Expected return on assets	(6.3)	(6.4)
Actuarial loss amortization	0.5	0.6
Net periodic pension costs	$0.6	$0.3

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
Contract provisions may require the posting of collateral or settlement of the contracts for various reasons, including if the Company’s credit ratings are downgraded below its investment grade credit rating by any of the major credit agencies, or for cross default contractual provisions, if there is a failure under other financing arrangements related to payment terms or covenants. As of October 31, 2025 and July 31, 2025, no collateral was posted.
The Company does not enter into derivative instrument agreements for trading or speculative purposes. For discussion on the fair value of the Company’s derivatives, see Note 15.
Foreign Currency Forward Contracts - Cash Flow Hedges and Derivatives Not Designated as Hedging Instruments
The Company buys materials from foreign suppliers. Those transactions can be denominated in those suppliers’ local currency. The Company also sells to customers in foreign countries. Those transactions can be denominated in those customers’ local currency. Both of these transaction types can create volatility in the Company’s financial statements. The Company uses foreign currency forward contracts to manage those exposures and fluctuations. These contracts generally mature in 15 months or less, which is consistent with the forecasts of the related purchases and sales. Certain contracts are designated as cash flow hedges, whereas the remaining contracts, most of which are related to certain intercompany transactions which offset balance sheet exposure, are not designated as hedging instruments. The total notional amount of the foreign currency forward contracts designated as hedges was $55.5 million and $35.7 million as of October 31, 2025 and July 31, 2025, respectively. The total notional amount of the foreign currency forward contracts not designated as hedges was $199.5 million and $189.6 million as of October 31, 2025 and July 31, 2025, respectively.
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
The total notional amount of net investment hedges as of October 31, 2025 and July 31, 2025 was €80 million, or $88.8 million. The maturity dates range from 2027 to 2029.
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
Short-Term Financial Instruments
As of October 31, 2025 and July 31, 2025, the carrying values of cash and cash equivalents, accounts receivable, short-term borrowings and accounts payable approximate fair value because of the short-term nature of these instruments. Short-term financial instruments are classified as Level 1 in the fair value hierarchy.
Long-Term Debt
As of October 31, 2025, the estimated fair values of fixed interest rate long-term debt were $252.5 million compared to the carrying values of $275.0 million. As of July 31, 2025, the estimated fair values of fixed interest rate long-term debt were $247.5 million compared to the carrying values of $275.0 million. The fair values are estimated by discounting the projected cash flows using the interest rates at which similar amounts of debt could currently be borrowed. The carrying values of total variable interest rate long-term debt were $405.5 million and $364.9 million as of October 31, 2025 and July 31, 2025, respectively, and approximate their fair values. Long-term debt is classified as Level 2 in the fair value hierarchy.
Investment in Joint Ventures and a Non-Controlling Interest
The Company holds investments in joint ventures and a non-controlling interest, which are accounted for as equity method investments at fair value and are included in other long-term assets on the Consolidated Balance Sheets. The aggregate carrying amount of these investments was $104.5 million and $103.6 million as of October 31, 2025 and July 31, 2025, respectively. These equity method investments are measured at fair value on a non-recurring basis. The fair value of the Company’s equity method investments has not been adjusted as there have been no triggering events or changes in circumstance that would have had an adverse impact on the value of these investments. In the event these investments are required to be measured, they would fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value, as the investments are in privately-held entities.
Derivative Fair Value Measurements
The fair values of the Company’s foreign currency forward contracts, net investment hedges and interest rate swaps reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price). The fair values are based on inputs other than quoted prices that are observable for the asset or liability and are determined by standard calculations and models that use readily observable market parameters. These inputs include foreign currency exchange rates. Industry standard data providers are the primary source for forward and spot rate information for foreign currency exchange rates. The fair values of the Company’s foreign currency forward contracts, net investment hedges, and interest rate swaps are classified as Level 2 in the fair value hierarchy. For discussion of the Company’s derivatives and hedging, see Note 14.

Fair Value of Derivatives Contracts
The fair value of the Company’s derivative contracts, recorded on the Condensed Consolidated Balance Sheets, was as follows (in millions):

		Assets		Liabilities
	Balance Sheet Location	October 31, 2025	July 31, 2025	October 31, 2025	July 31, 2025
Designated as hedging instruments
Foreign currency forward contracts	Other current assets, other current liabilities	$0.7	$0.4	$0.2	$0.3
Net investment hedges	Other current assets, other long-term liabilities	1.6	1.6	3.0	2.9
Total designated		2.3	2.0	3.2	3.2

Not designated as hedging instruments
Foreign currency forward contracts	Other current assets, other current liabilities	0.6	0.9	0.2	0.4
Total not designated		0.6	0.9	0.2	0.4
Total		$2.9	$2.9	$3.4	$3.6
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
The fair value of the Company’s contingent consideration liability that uses unobservable inputs was $11.3 million as of October 31, 2025 and July 31, 2025. The maximum potential payout of the contingent consideration was $22.5 million as of October 31, 2025 and July 31, 2025, see Note 17.
Note 16. Guarantees
Letters of Credit
The Company has letters of credit which guarantee payment to third parties in the event the Company is in breach of contract terms as detailed in each letter of credit. The outstanding contingent liability for standby letters of credit was as follows (in millions):

	October 31, 2025	July 31, 2025
Contingent liability for standby letters of credit issued under the Company’s revolving credit facility	$8.4	$7.9
Amounts drawn for letters of credit under the Company’s revolving credit facility	$—	$—
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

The outstanding debt relating to AFSI, which the Company guarantees half, was $38.4 million and $43.9 million as of October 31, 2025 and July 31, 2025, respectively. AFSI has a $63.0 million revolving credit facility, which expires July 31, 2027 and $17.0 million in an additional multi-currency revolving credit facility which terminates upon notification of either party.
Earnings from AFSI, which are recorded in other income, net in the Condensed Consolidated Statements of Earnings, were $3.0 million and $2.9 million for the three months ended October 31, 2025 and 2024, respectively.
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
The arrangement liabilities, recorded on the Condensed Consolidated Balance Sheets, were as follows (in millions):

		Arrangement Liability		Maximum Payout (1)
	Balance Sheet Location	October 31, 2025	July 31, 2025	October 31, 2025	July 31, 2025	Expires in
Contingent compensation arrangements
Other (2)	Accrued employee compensation and related taxes	$0.1	$0.2	$0.2	$0.2	FY27
Contingent consideration liability
Purilogics (3)	Other current and other long-term liabilities	$9.8	$9.8	$21.0	$21.0	FY27
Other	Other current liabilities	$1.5	$1.5	$1.5	$1.5	FY26
(1)The maximum payout values are inclusive of the respective arrangement liability balance.
(2)The total contingent compensation paid as of October 31, 2025 was $0.1 million, which was paid during fiscal 2026.
(3)The total contingent consideration paid as of October 31, 2025 was $5.0 million, which was paid during fiscal 2025 and 2024.
For additional discussion regarding the fair value of the Company’s contingent consideration liability, see Note 15.
Note 18. Segment Reporting
The Company’s reportable segments are: Mobile Solutions, Industrial Solutions and Life Sciences. The organizational structure also includes Corporate and Unallocated, which includes interest expense and certain corporate expenses determined to be non-allocable to the segments, such as restructuring charges and business development expenses. The Company determines its operating segments consistent with the manner in which the chief operating decision maker (CODM) manages its operations and evaluates performance for internal review and decision-making. The CODM evaluates trends in earnings (loss) before income taxes to assess performance of the segments. The CODM considers variances in reported results to budget and variances to prior periods to make decisions about allocating resources to each segment. The Company’s CODM is the Chief Executive Officer. For the three months ended October 31, 2025, Corporate and Unallocated included a net gain of $4.3 million, primarily related to a gain on the sale of fixed assets, partially offset by restructuring and related charges.

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

Segment details were as follows (in millions):

	Mobile Solutions Segment	Industrial Solutions Segment	Life Sciences Segment	Total Segment	Corporate and Unallocated (1)	Total Company
Three months ended October 31, 2025
Net sales	$598.3	$257.8	$79.3	$935.4	$—	$935.4
Cost of sales	398.9	157.8	46.0
Other segment items (2)	88.1	67.8	26.0
Earnings (loss) before income taxes	$111.3	$32.2	$7.3	$150.8	$(3.3)	$147.5

Equity earnings in unconsolidated affiliates	$1.9	$—	$—	$1.9

October 31, 2025
Assets	$1,366.3	$868.8	$453.0	$2,688.1	$338.7	$3,026.8
Equity investments in unconsolidated affiliates	$34.4	$0.6	$—	$35.0

Three months ended October 31, 2024
Net sales	$572.4	$257.6	$70.1	$900.1	$—	$900.1
Cost of sales	382.1	151.5	43.7
Other segment items (2)	85.6	65.1	31.7
Earnings (loss) before income taxes	$104.7	$41.0	$(5.3)	$140.4	$(9.9)	$130.5

Equity earnings in unconsolidated affiliates	$2.0	$—	$—	$2.0

July 31, 2025
Assets	$1,334.8	$883.7	$458.4	$2,676.9	$300.3	$2,977.2
Equity investments in unconsolidated affiliates	$33.5	$0.5	$—	$34.0
(1) Corporate and unallocated includes interest expense and certain corporate expenses determined to be non-allocable to the segments, such as gain on sale of fixed assets, restructuring and related charges and portions of incentive compensation.
(2) Other segment items consist primarily of selling, general and administrative expenses, research and development expense and other income (expense).

Net sales by business unit were as follows (in millions):

	Three Months Ended October 31,
	2025	2024
Mobile Solutions segment
Off-Road	$94.6	$89.1
On-Road	23.4	32.1
Aftermarket	480.3	451.2
Total Mobile Solutions segment	598.3	572.4

Industrial Solutions segment
Industrial Filtration Solutions	215.7	212.4
Aerospace and Defense	42.1	45.2
Total Industrial Solutions segment	257.8	257.6

Life Sciences segment
Total Life Sciences segment	79.3	70.1

Total Company	$935.4	$900.1
Net sales, generally disaggregated by location where the customer’s order was received were as follows (in millions):

	Three Months Ended October 31,
	2025	2024

U.S. and Canada	$407.4	$409.8
EMEA	262.8	240.9
APAC	165.4	155.2
LATAM	99.8	94.2
Total	$935.4	$900.1

Property, plant and equipment, net and right-of-use asset by geographic region were as follows (in millions):

	Property, Plant and Equipment, Net		Right-Of-Use Asset
	October 31, 2025	July 31, 2025	October 31, 2025	July 31, 2025

U.S. and Canada	$224.9	$225.7	$24.7	$26.8
EMEA	193.8	195.2	17.6	16.5
APAC	75.3	76.2	10.1	11.0
LATAM	144.9	147.4	6.0	6.2
Total	$638.9	$644.5	$58.4	$60.5

Concentrations
There were no customers that accounted for over 10% of net sales for the three months ended October 31, 2025 or 2024. There were no customers that accounted for over 10% of gross accounts receivable as of October 31, 2025 or July 31, 2025.

Note 19. Restructuring and Other Charges
During the first quarter of fiscal 2026, the Company continued the global footprint and cost optimization actions to further improve the operating and manufacturing cost structure, which began in fiscal 2024. These activities resulted in restructuring expense of $3.4 million and $3.3 million for the three months ended October 31, 2025 and 2024, respectively. Charges of $2.0 million and $1.1 million were included in cost of sales and $1.4 million and $2.2 million were included in operating expense in the Condensed Consolidated Statement of Earnings for the three months ended October 31, 2025 and 2024, respectively. The estimated range of future costs associated with actions related to this restructuring through fiscal 2026 is $5.0 million to $10.0 million.
As of October 31, 2025 and July 31, 2025, $4.5 million and $7.1 million, respectively, of accrued expenses were included in accrued employee compensation and related taxes in the Condensed Consolidated Balance Sheet.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Founded in 1915, Donaldson Company, Inc. is a global leader in technology-led filtration products and solutions, serving a broad range of industries and advanced markets. Donaldson’s diverse and skilled employees at more than 150 locations on six continents, 77 of which are manufacturing and/or distribution centers, partner with customers - from small business owners to the world’s largest original equipment manufacturer (OEM) brands - to solve complex filtration challenges. Customers choose Donaldson’s filtration solutions due to their stringent technical and performance requirements, the need for reliability and the value proposition of Donaldson’s solutions and/or services.
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

Operating Environment
Tariffs
The U.S. imposed additional tariffs on a wide range of imports, with the potential for further tariff actions, which resulted in retaliatory tariffs. These trade measures, along with updates to export controls and sanctions regimes, pose ongoing risks to global supply chains, potentially increasing the cost of goods, straining procurement cycles and impacting customer demand. The Company is closely monitoring the evolving trade landscape, as well as its ability to mitigate the impact of tariffs and its analysis of the potential impact. While the ultimate impact of tariffs remains uncertain, the Company expects annual costs related to recently implemented or increased tariffs of approximately $25 million, down from $35 million previously, which represents less than 1% of the Company’s total sales and is expected to be largely offset by pricing increases. The Company will continue to utilize its global manufacturing footprint and supply chain to mitigate the cost impact of tariffs.
Any additional tariffs in the U.S. or retaliatory tariffs imposed by other governments could exacerbate the impact. Any new, substantial tariff increases on imports to the U.S. from Mexico, China and the European Union (EU) should they be implemented and sustained for an extended period of time, could have a significant adverse effect on the Company and its supply chain.
For additional information regarding the impact and potential impact of trade policy and tariffs on the Company, refer to the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2025 which outlines the risks and uncertainties the Company believes are the most material to its business.
Consolidated Results of Operations
Three months ended October 31, 2025 compared with three months ended October 31, 2024
Operating Results
Operating results were as follows (in millions, except per share amounts):

	Three Months Ended October 31,
	2025	% of net sales	2024	% of net sales
Net sales	$935.4		$900.1
Cost of sales	606.6	64.8%	580.5	64.5%
Gross profit	328.8	35.2	319.6	35.5
Selling, general and administrative	169.6	18.1	166.1	18.5
Gain on sale of fixed assets	(9.3)	(1.0)	—	—
Research and development	19.2	2.1	22.7	2.5
Operating expenses	179.5	19.2	188.8	21.0
Operating income	149.3	16.0	130.8	14.5
Interest expense	7.1	0.8	5.5	0.6
Other income, net	(5.3)	(0.6)	(5.2)	(0.6)
Earnings before income taxes	147.5	15.8	130.5	14.5
Income taxes	33.6	3.6	31.5	3.5
Net earnings	$113.9	12.2%	$99.0	11.0%

Net earnings per share (EPS) - diluted	$0.97		$0.81
Geographic Net Sales by Origination
Net sales, disaggregated by location where the customer’s order was received, were as follows (in millions):

	Three Months Ended October 31,
	2025	% of net sales	2024	% of net sales
U.S. and Canada	$407.4	43.5%	$409.8	45.5%
Europe, Middle East and Africa (EMEA)	262.8	28.1	240.9	26.8
Asia Pacific (APAC)	165.4	17.7	155.2	17.2
Latin America (LATAM)	99.8	10.7	94.2	10.5
Total Company	$935.4	100.0%	$900.1	100.0%

Net Sales
(1) The impact of foreign currency translation was calculated by translating the first quarter of fiscal 2026 foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the first quarter of the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales by segment (in millions):

	October 31, 2024	Sales volume	Pricing	Currency translation	October 31, 2025
Mobile Solutions segment	$572.4	$9.4	$9.8	$6.7	$598.3
Industrial Solutions segment	257.6	(9.2)	6.4	3.0	257.8
Life Sciences segment	70.1	7.3	(0.3)	2.2	79.3
Total Company	$900.1	$7.5	$15.9	$11.9	$935.4
Net sales for the three months ended October 31, 2025 increased $35.3 million, or 3.9%, from the three months ended October 31, 2024, reflecting higher sales in the Mobile Solutions segment of $25.9 million, or 4.5% growth, the Industrial Solutions segment of $0.2 million, or 0.1% growth, and the Life Sciences segment of $9.2 million, or 13.1% growth. Foreign currency translation increased net sales by $11.9 million compared to the three months ended October 31, 2024, reflecting an increase in the Mobile Solutions segment of $6.7 million, an increase in the Industrial Solutions segment of $3.0 million, and an increase in the Life Sciences segment of $2.2 million. During the three months ended October 31, 2025, the Company’s net sales increase was driven by pricing benefits, favorable foreign currency impacts and volume growth.
Gross Margin
Gross margin as a percentage of net sales for the three months ended October 31, 2025 was 35.2% compared with 35.5% for the three months ended October 31, 2024. The decrease in gross margin as a percentage of net sales was driven primarily by higher operational costs, partially offset by benefits from pricing actions.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended October 31, 2025 were $169.6 million, or 18.1% of net sales, compared with $166.1 million, or 18.5% of net sales, for the three months ended October 31, 2024, an increase of $3.5 million, or 2.1%. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to leverage on higher sales, benefits from cost optimization initiatives, and ongoing disciplined expense management.
Gain on Sale of Fixed Assets
Gain on sale of fixed assets for the three months ended October 31, 2025 was $9.3 million, or 1.0% of net sales, compared to no gain on sale of fixed assets for the three months ended October 31, 2024. The gain on sale of fixed assets was driven by the sale of land and a building associated with footprint optimization initiatives.

Research and Development Expenses
Research and development expenses for the three months ended October 31, 2025 were $19.2 million, or 2.1% of net sales, compared with $22.7 million, or 2.5% of net sales, for the three months ended October 31, 2024, a decrease of $3.5 million, or 15.5%, driven by focused project prioritization.
Non-Operating Items
Interest expense for the three months ended October 31, 2025 was $7.1 million, compared with $5.5 million for the three months ended October 31, 2024, an increase of $1.6 million, or 29.1%. The increase reflected a higher proportion of variable interest rate debt and higher overall level of debt.
Other income, net for the three months ended October 31, 2025 was $5.3 million, compared with other income, net of $5.2 million for the three months ended October 31, 2024, an increase of $0.1 million, which was relatively consistent with the prior year.
Income Taxes
The effective tax rate was 22.8% and 24.2% for the three months ended October 31, 2025 and 2024, respectively. The lower effective tax rate was primarily due to an increase in discrete tax benefits.
Net Earnings
Net earnings for the three months ended October 31, 2025 were $113.9 million, compared with $99.0 million for the three months ended October 31, 2024, an increase of $14.9 million, or 15.1%. Diluted EPS were $0.97 for the three months ended October 31, 2025, compared with $0.81 for the three months ended October 31, 2024, an increase of $0.16, or 19.0%.
Segment Results of Operations
Net sales and earnings (loss) before income taxes were as follows (in millions):

	Three Months Ended October 31,
	2025	2024
Net sales
Mobile Solutions	$598.3	$572.4
Industrial Solutions	257.8	257.6
Life Sciences	79.3	70.1
Total Company	$935.4	$900.1

Earnings (loss) before income taxes
Mobile Solutions	$111.3	$104.7
Industrial Solutions	32.2	41.0
Life Sciences	7.3	(5.3)
Total segment	150.8	140.4
Corporate and unallocated(1)	(3.3)	(9.9)
Total Company	$147.5	$130.5
(1)Corporate and unallocated includes interest expense and certain corporate expenses determined to be non-allocable to the segments, such as a gain on the sale of fixed assets, restructuring and related charges and portions of incentive compensation.

Mobile Solutions Segment
Net sales and earnings before income taxes were as follows (in millions):

	Three Months Ended October 31,
	2025	2024
Off-Road	$94.6	$89.1
On-Road	23.4	32.1
Aftermarket	480.3	451.2
Total Mobile Solutions segment	$598.3	$572.4

Mobile Solutions segment earnings before income taxes	$111.3	$104.7
Mobile Solutions segment earnings before income taxes % of net sales	18.6%	18.3%
Three months ended October 31, 2025 compared with three months ended October 31, 2024
(1) The impact of foreign currency translation was calculated by translating the first quarter of fiscal 2026 foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the first quarter of the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales for the Mobile Solutions segment for the three months ended October 31, 2025 were $598.3 million, compared with $572.4 million for the three months ended October 31, 2024, an increase of $25.9 million, or 4.5%. Foreign currency translation favorably impacted net sales for the Mobile Solutions segment by 1.1%. All business units were positively impacted by pricing and foreign currency translation.
Net sales of Aftermarket increased $29.1 million primarily due to market share gains. Net sales of Off-Road increased $5.5 million as supportive construction market conditions offset continued headwinds in agriculture. Net sales of On-Road decreased $8.7 million, primarily due to a decline in global truck production.
Earnings before income taxes for the Mobile Solutions segment for the three months ended October 31, 2025 were $111.3 million, or 18.6% of net sales, an increase from 18.3% of net sales for the three months ended October 31, 2024. The increase was driven primarily by favorable mix and leverage on higher sales.

Industrial Solutions Segment
Net sales and earnings before income taxes were as follows (in millions):

	Three Months Ended October 31,
	2025	2024
Industrial Filtration Solutions (IFS)	$215.7	$212.4
Aerospace and Defense	42.1	45.2
Total Industrial Solutions segment	$257.8	$257.6

Industrial Solutions segment earnings before income taxes	$32.2	$41.0
Industrial Solutions segment earnings before income taxes % of net sales	12.5%	15.9%
Three months ended October 31, 2025 compared with three months ended October 31, 2024
(1) The impact of foreign currency translation was calculated by translating the first quarter of fiscal 2026 foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the first quarter of the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales for the Industrial Solutions segment for the three months ended October 31, 2025 were $257.8 million, compared with $257.6 million for the three months ended October 31, 2024, an increase of $0.2 million, or 0.1%. Foreign currency translation favorably impacted net sales for the Industrial Solutions segment by 1.2%. Both business units were positively impacted by foreign currency translation.
Net sales of Aerospace and Defense decreased by $3.1 million due to weakness in the Defense end markets. Net sales of IFS increased $3.3 million, driven by sales growth in Power Generation and dust collection replacement part sales, partially offset by a decrease in Industrial Hydraulics.
Earnings before income taxes for the Industrial Solutions segment for the three months ended October 31, 2025 were $32.2 million, or 12.5% of net sales, a decrease from 15.9% of net sales for the three months ended October 31, 2024. The decrease was driven primarily by unfavorable mix and increased operational costs.

Life Sciences Segment
Net sales and earnings (losses) before income taxes were as follows (in millions):

	Three Months Ended October 31,
	2025	2024
Life Sciences segment net sales	$79.3	$70.1

Life Sciences segment earnings (losses) before income taxes	$7.3	$(5.3)
Life Sciences segment earnings (losses) before income taxes % of net sales	9.2%	(7.6)%
Three months ended October 31, 2025 compared with three months ended October 31, 2024
(1) The impact of foreign currency translation was calculated by translating the first quarter of fiscal 2026 foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the first quarter of the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales for the Life Sciences segment for the three months ended October 31, 2025 were $79.3 million, compared with $70.1 million for the three months ended October 31, 2024, an increase of $9.2 million, or 13.1%. Foreign currency translation favorably impacted net sales for the Life Sciences segment by 2.8%. The increase in net sales was driven by strong new sales in Food and Beverage and Disk Drive.
Earnings before income taxes for the Life Sciences segment for the three months ended October 31, 2025 were $7.3 million, or 9.2% of net sales, an increase from losses before income taxes of 7.6% of net sales for the three months ended October 31, 2024. The improvement was driven by benefits from restructuring activities that occurred during fiscal 2025 and leverage from higher volume.
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

Cash Flow Summary
Cash flows were as follows (in millions):

	Three Months Ended October 31,
	2025	2024	$ Change
Net cash provided by (used in):
Operating activities	$125.4	$72.9	$52.5
Investing activities	(3.4)	(96.0)	92.6
Financing activities	(93.1)	9.8	(102.9)
Effect of exchange rate changes on cash	1.4	1.8	(0.4)
Increase (decrease) in cash and cash equivalents	$30.3	$(11.5)	$41.8
Operating Activities
Cash provided by operating activities for the three months ended October 31, 2025 was $125.4 million, compared with $72.9 million for the three months ended October 31, 2024, an increase of $52.5 million. The increase in cash provided by operating activities was primarily driven by a decrease in working capital requirements.
Investing Activities
Cash used in investing activities for the three months ended October 31, 2025 was $3.4 million, compared with $96.0 million for the three months ended October 31, 2024, a decrease of $92.6 million. The decrease in cash used in investing activities was primarily due to the equity method investment in Medica during the three months ended October 31, 2024.
Financing Activities
Cash used in financing activities generally relates to the use of cash for payment of dividends and repurchases of the Company’s common stock, net of borrowing activity and proceeds from the exercise of stock options. Cash used in financing activities for the three months ended October 31, 2025 was $93.1 million, compared with cash provided by financing activities of $9.8 million for the three months ended October 31, 2024, a decrease of $102.9 million. The decrease in cash provided by financing activities was primarily driven by a decrease in short-term borrowings of $78.6 million and an increase in the repurchases of the Company’s common stock of $17.0 million.
To determine the level of dividend and share repurchases, the Company considers recent and projected performance across key financial metrics, including earnings, cash flow from operations and total debt. Dividends paid for the three months ended October 31, 2025 and 2024 were $34.7 million and $32.4 million, respectively. Share repurchases for the three months ended October 31, 2025 and 2024 were $91.5 million and $74.4 million, respectively.
Capital Resources
Additional sources of liquidity are existing cash and available credit facilities. Cash and cash equivalents as of October 31, 2025 was $210.7 million, compared with $180.4 million as of July 31, 2025. The Company has capacity of $748.6 million available for further borrowing under existing credit facilities as of October 31, 2025, which includes $491.6 million available on the Company’s $600.0 million unsecured revolving credit facility that expires on June 12, 2030.
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
Financial Condition
Short-Term Borrowings and Long-Term Debt
As of October 31, 2025, total debt, including short-term borrowings and long-term debt, represented 31.0% of total capitalization, defined as total debt plus total stockholders’ equity, compared with 31.5% as of July 31, 2025. As of October 31, 2025, the Company was in compliance with its financial covenants.
Long-term debt outstanding was $678.0 million as of October 31, 2025, compared with $637.1 million as of July 31, 2025, an increase of $40.9 million, primarily due to share repurchases during the three months ended October 31, 2025. As of October 31, 2025, there was $491.6 million available and $100.0 million outstanding on the Company’s $600.0 million unsecured revolving credit facility that expires on June 12, 2030.

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

	October 31, 2025	July 31, 2025	Change
Accounts receivable, net	$655.6	$662.2	$(6.6)
Days sales outstanding	65	62	3

Inventories, net	$533.3	$513.6	$19.7
Days inventory outstanding	80	75	5

Accounts payable	$372.9	$368.6	$4.3
Days payable outstanding	56	52	4

Net cash cycle	89	85	4
Off-Balance Sheet Arrangements
The Company guarantees 50% of certain debts of its joint venture, AFSI, as discussed in Note 16 in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report.
Critical Accounting Estimates
There have been no material changes to the Company’s critical accounting estimates as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2025.
New Accounting Standards Not Yet Adopted
For new accounting standards not yet adopted, refer to Note 1 in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report.
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
The Company, through its management, may make forward-looking statements reflecting the Company’s current views with respect to future events and expectations, such as forecasts, plans, trends and projections relating to the Company’s business and financial performance. These forward-looking statements, which may be included in reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2025, which could cause actual results to differ materially from historical results or those anticipated. The words or phrases such as “will likely result,” “are expected to,” “will continue,” “will allow,” “estimate,” “project,” “believe,” “expect,” “anticipate,” “forecast,” “plan” and similar expressions are intended to identify forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995 (PSLRA). In particular, the Company desires to take advantage of the protections of the PSLRA in connection with the forward-looking statements made in this Quarterly Report on Form 10-Q. All statements other than statements of historical fact are forward-looking statements. These statements do not guarantee future performance.

These forward-looking statements speak only as of the date such statements are made and are subject to risks and uncertainties that could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed. These factors include, but are not limited to, challenges in global operations; changes in international trade policy; impacts of global economic, industrial and political conditions on product demand, impacts from unexpected events, effects of unavailable raw materials, significant demand fluctuations or material cost changes; inability to attract and retain qualified personnel; inability to meet customer demand; inability to maintain competitive advantages; threats from disruptive technologies; effects of highly competitive markets with pricing pressure; exposure to customer concentration in certain cyclical industries; inability to manage productivity improvements; inability to achieve commitments related to sustainability; results of execution of any acquisition, divestiture and other strategic transactions; vulnerabilities associated with information technology systems and security; inability to protect and enforce intellectual property rights; costs associated with governmental laws and regulations; impacts of foreign currency fluctuations; and effects of changes in capital and credit markets. These and other factors are described in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2025. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.
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
During the three months ended October 31, 2025, the U.S. dollar was generally weaker than in the three months ended October 31, 2024 compared with many of the currencies of the foreign countries in which the Company operates. The overall weaker U.S. dollar had a positive impact on the Company’s international net sales and net earnings because the foreign denominated revenues translated into more U.S. dollars in many regions around the world. The estimated impact of foreign currency translation for the three months ended October 31, 2025 resulted in an overall increase in reported net sales of $11.9 million and an increase in reported net earnings of $1.7 million.
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
Foreign Currency Forward Contracts - Cash Flow Hedges and Derivatives Not Designated as Hedging Instruments
The Company buys materials from foreign suppliers. Those transactions can be denominated in those suppliers’ local currency. The Company also sells to customers in foreign countries. Those transactions can be denominated in those customers’ local currency. Both of these transaction types can create volatility in the Company’s financial statements. The Company uses foreign currency forward contracts to manage those exposures and fluctuations. These contracts generally mature in 15 months or less, which is consistent with the forecasts of the related purchases and sales. Certain contracts are designated as cash flow hedges, whereas the remaining contracts, most of which are related to certain intercompany transactions which offset balance sheet exposure, are not designated as hedging instruments. The total notional amount of the foreign currency forward contracts designated as hedges was $55.5 million and $35.7 million as of October 31, 2025 and July 31, 2025, respectively. The total notional amount of the foreign currency forward contracts not designated as hedges was $199.5 million and $189.6 million as of October 31, 2025 and July 31, 2025, respectively.
Net Investment Hedges
The Company uses fixed-to-fixed cross-currency swap agreements to hedge its exposure to adverse foreign currency exchange rate movements for its operations in Europe. The Company has elected the spot method for designating these contracts as net investment hedges.
The total notional amount of net investment hedges as of October 31, 2025 and July 31, 2025 was €80 million, or $88.8 million. The maturity dates range from 2027 to 2029.
Based on the net investment hedges outstanding as of October 31, 2025, a 10% appreciation of the U.S. dollar compared to the Euro would result in a net gain of $8.7 million in the fair value of these contracts.

Interest Rates
The Company’s exposure to market risk for changes in interest rates primarily relates to debt obligations that are at variable rates, as well as the potential increase in the fair value of long-term debt resulting from a potential decrease in interest rates. As of October 31, 2025, the Company’s financial liabilities with exposure to changes in interest rates consisted mainly of $100.0 million outstanding on the Company’s unsecured revolving credit facility, €80 million, or $92.5 million, of a variable rate term loan, $200.0 million of a variable rate term loan and ¥2 billion, or $13.0 million, of variable rate senior notes. As of October 31, 2025, variable short-term borrowings outstanding consisted of $2.3 million. Assuming a hypothetical 0.5 percentage point increase in short-term interest rates, with all other variables remaining constant, interest expense would have increased approximately $0.5 million in the three months ended October 31, 2025. The Company has no interest rate hedging agreements. Interest rate changes would also affect the fair market value of fixed-rate debt. As of October 31, 2025, the estimated fair values of fixed interest rate long-term debt were $252.5 million compared to the carrying values of $275.0 million. The fair values are estimated by discounting the projected cash flows using the interest rates at which similar amounts of debt could currently be borrowed.
The interest on cash and cash equivalents will vary as short-term yields change. Assuming a hypothetical 0.5 percentage point increase in yields, with all other variables remaining constant, interest income would have increased approximately $0.3 million in the three months ended October 31, 2025.
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
Bankers’ Acceptance Notes
Consistent with common business practice in APAC, the Company has subsidiaries which accept bankers’ acceptance notes from their customers in settlement of certain customer billed accounts receivable. Bankers’ acceptance notes represent a commitment by the issuing financial institution to pay a certain amount of money at a specified future maturity date to the legal owner of the bankers’ acceptance note as of the maturity date. The maturity dates of bankers’ acceptance notes vary, but it is the Company’s policy to only accept bankers’ acceptance notes with maturity dates no more than 180 days from the date of the Company’s receipt of such draft. As of October 31, 2025 and July 31, 2025, the Company owned $6.7 million and $8.6 million, respectively, of these bankers’ acceptance notes and includes them in accounts receivable on the Condensed Consolidated Balance Sheets.
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
Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
There are inherent risks and uncertainties associated with the Company’s global operations that involve the manufacturing and sale of products for highly demanding customer applications throughout the world. These risks and uncertainties could adversely affect the Company’s business, reputation, financial condition or results of operations. The “Risk Factors” section in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2025 outlines the risks and uncertainties the Company believes are the most material to its business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
Information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the three months ended October 31, 2025 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
August 1 - August 31, 2025	540,000	$73.61	540,000	5,330,675
September 1 - September 30, 2025	225,000	80.84	225,000	5,105,675
October 1 - October 31, 2025	409,605	82.74	405,000	4,700,675
Total	1,174,605	$78.18	1,170,000	4,700,675
In November 2023, the Board of Directors authorized the repurchase of up to 12.0 million shares of the Company’s common stock under the Company’s stock repurchase plan. This repurchase authorization is effective until terminated by the Board of Directors. The Company has remaining authorization to repurchase 4.7 million shares under this plan. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the three months ended October 31, 2025. The “Total Number of Shares Purchased” column of the table above includes 4,605 shares of previously owned shares tendered by option holders in payment of the exercise price of options during the three months ended October 31, 2025. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under stock-based awards to cover the withholding of taxes due as a result of exercising stock options or payment of stock-based awards.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended October 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following financial information from the Donaldson Company, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2025, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Stockholders’ Equity and (vi) the Notes to Condensed Consolidated Financial Statements

104	The cover page from the Donaldson Company Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2025, formatted in iXBRL (included as Exhibit 101)

*	Exhibit has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference as an exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DONALDSON COMPANY, INC.
(Registrant)

Date: December 4, 2025	By:	/s/ Tod E. Carpenter
Tod E. Carpenter Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: December 4, 2025	By:	/s/ Bradley J. Pogalz
Bradley J. Pogalz Chief Financial Officer (Principal Financial Officer)

Date: December 4, 2025	By:	/s/ Andrew J. Cebulla
Andrew J. Cebulla Vice President and Corporate Controller (Principal Accounting Officer)