Form 10-Q
period 2026-01-31
DONALDSON Co INC
filed 2026-02-26
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of February 18, 2026, 115,814,243 shares of the registrant’s common stock, par value $5.00 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Net sales	$896.3	$870.0	$1,831.7	$1,770.1
Cost of sales	596.5	564.1	1,203.1	1,144.6
Gross profit	299.8	305.9	628.6	625.5
Selling, general and administrative	162.5	159.2	332.1	325.3
Gain on sale of fixed assets	—	—	(9.3)	—
Research and development	18.6	21.2	37.8	43.9
Operating expenses	181.1	180.4	360.6	369.2
Operating income	118.7	125.5	268.0	256.3
Interest expense	7.7	5.9	14.8	11.4
Other income, net	(5.6)	(5.4)	(10.9)	(10.6)
Earnings before income taxes	116.6	125.0	264.1	255.5
Income taxes	24.1	29.1	57.7	60.6
Net earnings	$92.5	$95.9	$206.4	$194.9

Weighted average shares – basic	115.6	119.6	115.8	119.8
Weighted average shares – diluted	117.9	121.4	117.8	121.7

Net earnings per share – basic	$0.80	$0.80	$1.78	$1.63
Net earnings per share – diluted	$0.78	$0.79	$1.75	$1.60
See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Net earnings	$92.5	$95.9	$206.4	$194.9
Other comprehensive income:
Foreign currency translation gain (loss)	32.3	(33.9)	39.8	(29.0)
Pension liability adjustment, net of deferred taxes of $0.0, $(0.5), $0.0, and $(0.5), respectively	(0.7)	1.1	(0.2)	1.5
Derivatives:
(Loss) gain on hedging derivatives, net of deferred taxes of $0.6,$(0.8), $0.6, and $(0.5), respectively	(1.8)	2.1	(2.2)	1.0
Reclassification of hedging derivatives to net earnings, net of taxes of $0.2, $(0.3), $0.2, and $(0.7), respectively	(0.9)	0.7	(0.5)	2.4
Total derivatives	(2.7)	2.8	(2.7)	3.4
Net other comprehensive income (loss)	28.9	(30.0)	36.9	(24.1)
Comprehensive income	$121.4	$65.9	$243.3	$170.8

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)
(Unaudited)

	January 31, 2026	July 31, 2025
Assets
Current assets:
Cash and cash equivalents	$194.4	$180.4
Accounts receivable, less allowances of $3.5 and $2.9, respectively	647.9	662.2
Inventories, net	555.8	513.6
Prepaid expenses and other current assets	128.9	105.5
Total current assets	1,527.0	1,461.7
Property, plant and equipment, net	645.3	644.5
Goodwill	504.1	493.6
Intangible assets, net	95.0	97.4
Other long-term assets	289.0	280.0
Total assets	$3,060.4	$2,977.2

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$—	$31.2
Current maturities of long-term debt	6.5	6.7
Accounts payable	348.8	368.6
Accrued employee compensation and related taxes	122.9	144.3
Income taxes payable	13.3	43.9
Other current liabilities	174.4	162.5
Total current liabilities	665.9	757.2
Long-term debt	674.3	630.4
Non-current income taxes payable	19.7	19.0
Deferred income taxes	10.9	10.5
Other long-term liabilities	114.5	106.6
Total liabilities	1,485.3	1,523.7

Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued	758.2	758.2
Additional paid-in capital	38.1	35.8
Retained earnings	2,747.2	2,610.1
Accumulated other comprehensive loss	(143.8)	(180.7)
Treasury stock, 35,887,771 and 35,600,740 shares, respectively, at cost	(1,824.6)	(1,769.9)
Total stockholders’ equity	1,575.1	1,453.5
Total liabilities and stockholders’ equity	$3,060.4	$2,977.2
 See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended January 31,
	2026	2025
Operating Activities
Net earnings	$206.4	$194.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	48.9	50.5
Deferred income taxes	0.8	(13.3)
Stock-based compensation expense	16.0	16.4
Gain on sale of fixed assets	(9.3)	—
Other, net	0.8	0.6
Changes in operating assets and liabilities	(105.2)	(85.8)
Net cash provided by operating activities	158.4	163.3

Investing Activities
Purchases of property, plant and equipment	(29.2)	(44.0)
Proceeds from sale of property, plant and equipment	10.8	0.1
Equity investment	—	(71.2)
Net cash used in investing activities	(18.4)	(115.1)

Financing Activities
Proceeds from long-term debt	40.0	55.0
Repayments of long-term debt	—	(20.0)
Change in short-term borrowings	(31.1)	10.7
Purchase of treasury stock	(111.2)	(81.6)
Payment of contingent consideration	—	(1.8)
Dividends paid	(69.3)	(64.6)
Exercise of stock options and other	40.1	13.8
Net cash used in financing activities	(131.5)	(88.5)
Effect of exchange rate changes on cash	5.5	(3.3)
Increase (decrease) in cash and cash equivalents	14.0	(43.6)
Cash and cash equivalents, beginning of period	180.4	232.7
Cash and cash equivalents, end of period	$194.4	$189.1

Supplemental Cash Flow Information
Income taxes paid	$99.6	$83.5
Interest paid	$11.7	$11.1
Supplemental Disclosure of Non-Cash Operating and Investing Transactions
Accrued property, plant and equipment additions	$14.4	$12.6
Leased assets obtained in exchange for new operating lease liabilities	$13.3	$17.1

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended January 31, 2026 and 2025
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance as of October 31, 2025	$758.2	$37.0	$2,724.1	$(172.7)	$(1,830.0)	$1,516.6
Net earnings			92.5			92.5
Other comprehensive income				28.9		28.9
Treasury stock acquired					(16.7)	(16.7)
Dividends declared ($0.60 per share)			(69.4)			(69.4)
Stock compensation and other activity		1.1			22.1	23.2
Balance as of January 31, 2026	$758.2	$38.1	$2,747.2	$(143.8)	$(1,824.6)	$1,575.1

Balance as of October 31, 2024	$758.2	$32.6	$2,476.4	$(193.0)	$(1,531.2)	$1,543.0
Net earnings			95.9			95.9
Other comprehensive loss				(30.0)		(30.0)
Treasury stock acquired					(6.5)	(6.5)
Dividends declared ($0.54 per share)			(64.6)			(64.6)
Stock compensation and other activity		0.7	0.1		5.8	6.6
Balance as of January 31, 2025	$758.2	$33.3	$2,507.8	$(223.0)	$(1,531.9)	$1,544.4

	Six Months Ended January 31, 2026 and 2025
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance as of July 31, 2025	$758.2	$35.8	$2,610.1	$(180.7)	$(1,769.9)	$1,453.5
Net earnings			206.4			206.4
Other comprehensive income				36.9		36.9
Treasury stock acquired					(108.6)	(108.6)
Dividends declared ($0.60 per share)			(69.3)			(69.3)
Stock compensation and other activity		2.3			53.9	56.2
Balance as of January 31, 2026	$758.2	$38.1	$2,747.2	$(143.8)	$(1,824.6)	$1,575.1

Balance as of July 31, 2024	$758.2	$26.8	$2,377.5	$(198.9)	$(1,474.5)	$1,489.1
Net earnings			194.9			194.9
Other comprehensive loss				(24.1)		(24.1)
Treasury stock acquired					(81.4)	(81.4)
Dividends declared ($0.54 per share)			(64.5)			(64.5)
Stock compensation and other activity		6.5	(0.1)		24.0	30.4
Balance as of January 31, 2025	$758.2	$33.3	$2,507.8	$(223.0)	$(1,531.9)	$1,544.4

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Donaldson Company, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of earnings, comprehensive income, financial position, cash flows and changes in stockholders’ equity have been included and are of a normal recurring nature. Operating results for the three and six months ended January 31, 2026 are not necessarily indicative of the results that may be expected for future periods. The year-end Condensed Consolidated Balance Sheet information was derived from the Company’s Audited Consolidated Financial Statements but does not include all disclosures required by GAAP. For further information, refer to the Audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2025.
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
New Significant Accounting Standard Recently Adopted
In November 2023, FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), “Improvements to Reportable Segment Disclosures,” which improves the segment disclosures to include reportable segment’s expenses. The guidance is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. This ASU was applicable beginning with annual reporting for the Company’s fiscal 2025 and interim reporting for the first quarter of the Company’s fiscal 2026. The Company adopted ASU 2023-07 in the fourth quarter of fiscal 2025 for its fiscal year ended July 31, 2025 and all interim periods thereafter.
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
Note 2. Equity Method Investments and Acquisitions
During the second quarter of fiscal 2026, the Company entered into a definitive agreement to acquire Filtration Group’s Facet Filtration business (Facet), consisting of Facet (Oklahoma) LLC and Facet Netherlands B.V., in an all-cash transaction valued at approximately $820 million. Facet offers fuel and fluid filtration solutions for mission-critical applications primarily in aerospace and defense, as well as power generation. Headquartered in Tulsa, Oklahoma, Facet has approximately 250 employees across the U.S. and Europe with key manufacturing locations in Oklahoma and Spain. The transaction is expected to close in approximately six months and is subject to customary closing conditions, including receipt of applicable regulatory approvals.
On August 9, 2024, the Company acquired a 49% non-controlling stake in Medica, headquartered in Medolla, Italy, for cash consideration of approximately €62.1 million, or $67.9 million, and capitalized transaction costs of approximately €5.1 million, or $5.8 million. Medica is a leader in hollow fiber membrane filtration technology for medical applications and water purification. The Company has the option to acquire the remaining 51% stake in three years. The investment is accounted for under the equity method of accounting. The earnings from the investment were not material for the three and six months ended January 31, 2026 or 2025.
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
Revenue Disaggregation
Net sales, generally disaggregated by location where the customer’s order was placed, were as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
U.S. and Canada	$372.7	$391.0	$780.1	$800.8
Europe, Middle East and Africa (EMEA)	264.8	228.3	527.6	469.3
Asia Pacific (APAC)	165.1	151.9	330.5	307.0
Latin America (LATAM)	93.7	98.8	193.5	193.0
Total net sales	$896.3	$870.0	$1,831.7	$1,770.1
See Note 18 for net sales disaggregated by segment and business unit.
Contract Assets and Liabilities
The satisfaction of performance obligations and the resulting recognition of revenue typically correspond with billing of the customer. In limited circumstances, the customer may be billed at a time later than when revenue is recognized, resulting in contract assets, which are reported in other current assets on the Condensed Consolidated Balance Sheets. Contract assets were $32.0 million and $24.3 million as of January 31, 2026 and July 31, 2025, respectively. In other limited circumstances, the customer may make a payment at a time earlier than when revenue is recognized and prior to the satisfaction of performance obligations, resulting in contract liabilities, which are reported in deferred revenue on the Condensed Consolidated Balance Sheets. Contract liabilities were $25.4 million and $20.8 million as of January 31, 2026 and July 31, 2025, respectively.
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

Note 4. Inventories, Net
The components of inventories, net were as follows (in millions):

	January 31, 2026	July 31, 2025
Raw materials	$177.4	$175.5
Work in process	72.1	69.6
Finished products	306.3	268.5
Total inventories, net	$555.8	$513.6
Note 5. Property, Plant and Equipment, Net
The components of property, plant and equipment, net were as follows (in millions):

	January 31, 2026	July 31, 2025
Land	$30.2	$29.5
Buildings	514.6	493.8
Machinery and equipment	1,148.2	1,118.6
Computer software	132.0	129.5
Construction in progress	35.5	31.5
Less accumulated depreciation	(1,215.2)	(1,158.4)
Total property, plant and equipment, net	$645.3	$644.5
Note 6. Goodwill and Intangible Assets
Goodwill
The Company allocates goodwill to reporting units within its Mobile Solutions, Industrial Solutions and Life Sciences segments. There were no dispositions or impairment charges recorded during the three and six months ended January 31, 2026 and 2025. Goodwill is assessed for impairment annually during the third quarter of the fiscal year, or more frequently if events or changes in circumstances indicate the asset may be impaired. The Company performed its annual impairment assessment during the third quarter of fiscal 2025 and did not record any impairment as a result of this assessment.
Goodwill by reportable segment was as follows (in millions):

	Mobile Solutions Segment	Industrial Solutions Segment	Life Sciences Segment	Total
Balance as of July 31, 2025	$25.4	$298.2	$170.0	$493.6
Foreign currency translation	0.2	5.1	5.2	10.5
Balance as of January 31, 2026	$25.6	$303.3	$175.2	$504.1
Intangible Assets
Intangible asset classes were as follows (in millions):

	January 31, 2026
	Weighted Amortizable Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	8.2	$76.2	$(44.8)	$31.4
Trademarks	6.1	4.5	(2.9)	1.6
Technology and patents	16.2	82.9	(21.4)	61.5
Non-compete agreements	3.5	2.5	(2.0)	0.5
Total intangible assets		$166.1	$(71.1)	$95.0

	July 31, 2025
	Weighted Amortizable Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	8.5	$74.7	$(43.7)	$31.0
Trademarks	6.7	3.8	(2.0)	1.8
Technology and patents	16.6	82.9	(19.1)	63.8
Non-compete agreements	2.9	2.5	(1.7)	0.8
Total intangible assets		$163.9	$(66.5)	$97.4
Intangible asset amortization expense was $2.5 million and $5.0 million for the three and six months ended January 31, 2026, respectively, and was $3.9 million and $7.9 million for the three and six months ended January 31, 2025, respectively. Amortization expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings.
There were foreign currency translation gains of $1.1 million and $1.0 million for the three and six months ended January 31, 2026, respectively, and foreign currency translation losses of $3.6 million and $3.2 million for the three and six months ended January 31, 2025, respectively.
Note 7. Long-Term Debt
As of January 31, 2026, there was $491.6 million available and $100.0 million outstanding on the Company’s $600.0 million unsecured revolving credit facility that expires on June 12, 2030.
Certain debt agreements contain financial covenants related to interest coverage and leverage ratios, as well as other non-financial covenants. As of January 31, 2026, the Company was in compliance with all such covenants.
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
As of January 31, 2026, gross unrecognized tax benefits were $22.6 million and accrued interest and penalties on these unrecognized tax benefits were $3.0 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income taxes in the Condensed Consolidated Statements of Earnings. The statutes of limitation periods for the Company’s various tax jurisdictions range from two years to 10 years.

Note 9. Earnings Per Share
Basic net earnings per share (EPS) is computed by dividing net earnings by the weighted average number of outstanding common shares. Diluted net EPS is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options and other stock incentive plans.
Basic and diluted net EPS calculations were as follows (in millions, except per share amounts):

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Net earnings	$92.5	$95.9	$206.4	$194.9

Weighted average common shares outstanding
Weighted average common shares – basic	115.6	119.6	115.8	119.8
Dilutive impact of stock-based awards	2.3	1.8	2.0	1.9
Weighted average common shares – diluted	117.9	121.4	117.8	121.7

Net EPS – basic	$0.80	$0.80	$1.78	$1.63
Net EPS – diluted	$0.78	$0.79	$1.75	$1.60
Stock options excluded from net EPS calculation	0.0	0.8	0.0	0.8
Note 10. Stockholders’ Equity
Share Repurchases
In November 2023, the Board of Directors authorized the repurchase of up to 12.0 million shares of common stock under the Company’s stock repurchase plan. This repurchase authorization is effective until terminated by the Board of Directors. During the six months ended January 31, 2026, the Company repurchased 1.4 million shares for $108.6 million. During the six months ended January 31, 2025, the Company repurchased 1.1 million shares for $81.4 million. As of January 31, 2026, the Company had remaining authorization to repurchase 4.5 million shares under the November 2023 stock repurchase plan.
Dividends
Dividends paid were 30.0 cents and 60.0 cents per common share for the three and six months ended January 31, 2026, respectively, and were 27.0 cents and 54.0 cents per common share for the three and six months ended January 31, 2025.

Note 11. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three months ended January 31, 2026 and 2025 were as follows (in millions):

	Foreign Currency Translation Adjustment	Pension Benefits		Derivative Financial Instruments		Total
Balance as of October 31, 2025, net of tax	$(96.7)	$(76.1)		$0.1		$(172.7)
Other comprehensive income (loss) before reclassifications and tax	32.3	—		(2.4)		29.9
Tax benefit	—	—		0.6		0.6
Other comprehensive income (loss) before reclassifications, net of tax	32.3	—		(1.8)		30.5

Reclassifications, before tax	—	(0.7)	(1)	(1.1)		(1.8)
Tax benefit	—	—		0.2		0.2
Reclassifications, net of tax	—	(0.7)		(0.9)	(2)	(1.6)
Other comprehensive income (loss), net of tax	32.3	(0.7)		(2.7)		28.9
Balance as of January 31, 2026, net of tax	$(64.4)	$(76.8)		$(2.6)		$(143.8)

Balance as of October 31, 2024, net of tax	$(128.9)	$(68.7)		$4.6		$(193.0)
Other comprehensive (loss) income before reclassifications and tax	(33.9)	—		2.9		(31.0)
Tax expense	—	—		(0.8)		(0.8)
Other comprehensive (loss) income before reclassifications, net of tax	(33.9)	—		2.1		(31.8)

Reclassifications, before tax	—	1.6	(1)	1.0		2.6
Tax expense	—	(0.5)		(0.3)		(0.8)
Reclassifications, net of tax	—	1.1		0.7	(2)	1.8
Other comprehensive (loss) income, net of tax	(33.9)	1.1		2.8		(30.0)
Balance as of January 31, 2025, net of tax	$(162.8)	$(67.6)		$7.4		$(223.0)
(1)Amounts include foreign currency translation gain of $1.1 million and foreign currency translation loss of $1.0 million, net amortization of prior service costs and actuarial losses of $0.4 million and $0.6 million in fiscal 2026 and 2025, respectively, included in other income, net in the Condensed Consolidated Statements of Earnings, see Note 13.
(2)Relates to designated foreign currency forward contracts that were reclassified from accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets to net sales, cost of sales and selling, general and administrative expenses or other income, net in the Condensed Consolidated Statements of Earnings, see Note 14.

Changes in accumulated other comprehensive loss for the six months ended January 31, 2026 and 2025 were as follows (in millions):

	Foreign Currency Translation Adjustment	Pension Benefits		Derivative Financial Instruments		Total
Balance as of July 31, 2025, net of tax	$(104.2)	$(76.6)		$0.1		$(180.7)
Other comprehensive income (loss) before reclassifications and tax	39.8	—		(2.8)		37.0
Tax benefit	—	—		0.6		0.6
Other comprehensive income (loss) before reclassifications, net of tax	39.8	—		(2.2)		37.6

Reclassifications, before tax	—	(0.2)	(1)	(0.7)		(0.9)
Tax benefit	—	—		0.2		0.2
Reclassifications, net of tax	—	(0.2)		(0.5)	(2)	(0.7)
Other comprehensive income (loss), net of tax	39.8	(0.2)		(2.7)		36.9
Balance at January 31, 2026, net of tax	$(64.4)	$(76.8)		$(2.6)		$(143.8)

Balance as of July 31, 2024, net of tax	$(133.8)	$(69.1)		$4.0		$(198.9)
Other comprehensive (loss) income before reclassifications and tax	(29.0)	—		1.5		(27.5)
Tax expense	—	—		(0.5)		(0.5)
Other comprehensive (loss) income before reclassifications, net of tax	(29.0)	—		1.0		(28.0)

Reclassifications, before tax	—	2.0	(1)	3.1		5.1
Tax expense	—	(0.5)		(0.7)		(1.2)
Reclassifications, net of tax	—	1.5		2.4	(2)	3.9
Other comprehensive (loss) income, net of tax	(29.0)	1.5		3.4		(24.1)
Balance at January 31, 2025, net of tax	$(162.8)	$(67.6)		$7.4		$(223.0)
(1)Amounts include foreign currency translation gain of $1.1 million and loss of $0.8 million, net amortization of prior service costs and actuarial losses of $0.9 million and $1.2 million and no reclassifications due to settlement charges in fiscal 2026 and 2025, respectively, included in other income, net in the Condensed Consolidated Statements of Earnings, see Note 13.
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
Pretax stock-based compensation expense associated with options was $3.0 million and $13.3 million for the three and six months ended January 31, 2026, respectively, and was $2.2 million and $12.0 million for the three and six months ended January 31, 2025, respectively.
Fair value is calculated using the Black-Scholes option pricing model. The weighted average fair value for options granted was $25.76 and $21.67 per share during the six months ended January 31, 2026 and 2025, respectively.

Option activity was as follows:

	Options	Weighted Average Exercise Price
Balance outstanding as of July 31, 2025	6,223,080	$54.24
Granted	666,312	82.42
Exercised	(996,830)	45.65
Expired/forfeited	(10,636)	63.85
Balance outstanding as of January 31, 2026	5,881,926	$58.87
Performance-Based Awards
Performance-based awards are payable in common stock and are based on a formula that measures Company performance over a three-year period. These awards are settled after three years with payouts ranging from 0% to 200% of the target award depending on achievement.
Pretax performance-based awards expense was $1.1 million and $2.0 million for the three and six months ended January 31, 2026, respectively, and was $1.3 million and $3.2 million for the three and six months ended January 31, 2025, respectively.
Performance-based awards for non-vested activity were as follows:

	Performance Shares	Weighted Average Grant Date Fair Value
Balance outstanding as of July 31, 2025	197,684	$66.19
Granted	102,900	82.08
Vested	—	—
Forfeited	(16,700)	66.89
Balance outstanding as of January 31, 2026	283,884	$71.91
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
Net periodic pension costs for the Company’s pension plans were as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Service cost	$1.3	$1.2	$2.6	$2.4
Interest cost	4.8	4.8	9.9	9.7
Expected return on assets	(6.3)	(6.4)	(12.6)	(12.8)
Actuarial loss amortization	0.4	0.6	0.9	1.2
Net periodic pension costs	$0.2	$0.2	$0.8	$0.5

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
Contract provisions may require the posting of collateral or settlement of the contracts for various reasons, including if the Company’s credit ratings are downgraded below its investment grade credit rating by any of the major credit agencies, or for cross default contractual provisions, if there is a failure under other financing arrangements related to payment terms or covenants. As of January 31, 2026 and July 31, 2025, no collateral was posted.
The Company does not enter into derivative instrument agreements for trading or speculative purposes. For discussion on the fair value of the Company’s derivatives, see Note 15.
Foreign Currency Forward Contracts - Cash Flow Hedges and Derivatives Not Designated as Hedging Instruments
The Company buys materials from foreign suppliers. Those transactions can be denominated in those suppliers’ local currency. The Company also sells to customers in foreign countries. Those transactions can be denominated in those customers’ local currency. Both of these transaction types can create volatility in the Company’s financial statements. The Company uses foreign currency forward contracts to manage those exposures and fluctuations. These contracts generally mature in 15 months or less, which is consistent with the forecasts of the related purchases and sales. Certain contracts are designated as cash flow hedges, whereas the remaining contracts, most of which are related to certain intercompany transactions which offset balance sheet exposure, are not designated as hedging instruments. The total notional amount of the foreign currency forward contracts designated as hedges was $43.3 million and $35.7 million as of January 31, 2026 and July 31, 2025, respectively. The total notional amount of the foreign currency forward contracts not designated as hedges was $181.7 million and $189.6 million as of January 31, 2026 and July 31, 2025, respectively.
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
The total notional amount of net investment hedges as of January 31, 2026 and July 31, 2025 was €80 million, or $88.8 million. The maturity dates range from 2027 to 2029.
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
Short-Term Financial Instruments
As of January 31, 2026 and July 31, 2025, the carrying values of cash and cash equivalents, accounts receivable, short-term borrowings and accounts payable approximate fair value because of the short-term nature of these instruments. Short-term financial instruments are classified as Level 1 in the fair value hierarchy.
Long-Term Debt
As of January 31, 2026, the estimated fair values of fixed interest rate long-term debt were $254.6 million compared to the carrying values of $275.0 million. As of July 31, 2025, the estimated fair values of fixed interest rate long-term debt were $247.5 million compared to the carrying values of $275.0 million. The fair values are estimated by discounting the projected cash flows using the interest rates at which similar amounts of debt could currently be borrowed. The carrying values of total variable interest rate long-term debt were $408.3 million and $364.9 million as of January 31, 2026 and July 31, 2025, respectively, and approximate their fair values. Long-term debt is classified as Level 2 in the fair value hierarchy.
Investment in Joint Ventures and a Non-Controlling Interest
The Company holds investments in joint ventures and a non-controlling interest, which are accounted for as equity method investments at fair value and are included in other long-term assets on the Consolidated Balance Sheets. The aggregate carrying amount of these investments was $105.2 million and $103.6 million as of January 31, 2026 and July 31, 2025, respectively. These equity method investments are measured at fair value on a non-recurring basis. The fair value of the Company’s equity method investments has not been adjusted as there have been no triggering events or changes in circumstance that would have had an adverse impact on the value of these investments. In the event these investments are required to be measured, they would fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value, as the investments are in privately-held entities.
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

Fair Value of Derivatives Contracts
The fair value of the Company’s derivative contracts, recorded on the Condensed Consolidated Balance Sheets, was as follows (in millions):

		Assets		Liabilities
	Balance Sheet Location	January 31, 2026	July 31, 2025	January 31, 2026	July 31, 2025
Designated as hedging instruments
Foreign currency forward contracts	Other current assets, other current liabilities	$0.1	$0.4	$0.6	$0.3
Net investment hedges	Other current assets, other long-term liabilities	1.6	1.6	5.7	2.9
Total designated		1.7	2.0	6.3	3.2

Not designated as hedging instruments
Foreign currency forward contracts	Other current assets, other current liabilities	0.5	0.9	1.4	0.4
Total not designated		0.5	0.9	1.4	0.4
Total		$2.2	$2.9	$7.7	$3.6
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
The fair value of the Company’s contingent consideration liability that uses unobservable inputs was $11.4 million and $11.3 million as of January 31, 2026 and July 31, 2025, respectively. The maximum potential payout of the contingent consideration was $22.5 million as of January 31, 2026 and July 31, 2025, see Note 17.
Note 16. Guarantees
Letters of Credit
The Company has letters of credit which guarantee payment to third parties in the event the Company is in breach of contract terms as detailed in each letter of credit. The outstanding contingent liability for standby letters of credit was as follows (in millions):

	January 31, 2026	July 31, 2025
Contingent liability for standby letters of credit issued under the Company’s revolving credit facility	$8.4	$7.9
Amounts drawn for letters of credit under the Company’s revolving credit facility	$—	$—
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

The outstanding debt relating to AFSI, which the Company guarantees half, was $36.7 million and $43.9 million as of January 31, 2026 and July 31, 2025, respectively. AFSI has a $63.0 million revolving credit facility, which expires July 31, 2027 and $17.0 million in an additional multi-currency revolving credit facility which terminates upon notification of either party.
Earnings from AFSI, which are recorded in other income, net in the Condensed Consolidated Statements of Earnings, were $2.6 million and $5.6 million for the three and six months ended January 31, 2026, respectively, and were $3.3 million and $6.2 million for the three and six months ended January 31, 2025, respectively.
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
The arrangement liabilities, recorded on the Condensed Consolidated Balance Sheets, were as follows (in millions):

		Arrangement Liability		Maximum Payout (1)
	Balance Sheet Location	January 31, 2026	July 31, 2025	January 31, 2026	July 31, 2025	Expires in
Contingent compensation arrangements
Other (2)	Accrued employee compensation and related taxes	$0.2	$0.2	$0.2	$0.2	FY27
Contingent consideration liability
Purilogics (3)	Other current and other long-term liabilities	$9.9	$9.8	$21.0	$21.0	FY27
Other	Other current liabilities	$1.5	$1.5	$1.5	$1.5	FY26
(1)The maximum payout values are inclusive of the respective arrangement liability balance.
(2)The total contingent compensation paid as of January 31, 2026 was $0.1 million, which was paid during fiscal 2026.
(3)The increase in the Purilogics’ contingent consideration liability in fiscal 2026 was primarily driven by a $0.1 million increase of the fair value based on the probability of achieving certain milestones. The total contingent consideration paid as of January 31, 2026 was $5.0 million, which was paid during fiscal 2025 and 2024.
For additional discussion regarding the fair value of the Company’s contingent consideration liability, see Note 15.

Note 18. Segment Reporting
The Company’s reportable segments are: Mobile Solutions, Industrial Solutions and Life Sciences. The organizational structure also includes Corporate and Unallocated, which includes interest expense and certain corporate expenses determined to be non-allocable to the segments, such as restructuring charges and business development expenses. The Company determines its operating segments consistent with the manner in which the chief operating decision maker (CODM) manages its operations and evaluates performance for internal review and decision-making. The CODM evaluates trends in earnings (loss) before income taxes to assess performance of the segments. The CODM considers variances in reported results to budget and variances to prior periods to make decisions about allocating resources to each segment. The Company’s CODM is the Chief Executive Officer. For the three months ended January 31, 2026, Corporate and Unallocated included charges of $6.7 million, primarily related to business development and restructuring and related charges. For the six months ended January 31, 2026, Corporate and Unallocated included charges of $2.4 million, primarily related to business development and restructuring and related charges, partially offset by a gain on the sale of fixed assets.
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
The Company does not report total assets by segment for internal or external reporting purposes as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.
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

Segment details were as follows (in millions):

	Mobile Solutions Segment	Industrial Solutions Segment	Life Sciences Segment	Total Segment	Corporate and Unallocated (1)	Total Company
Three Months Ended January 31, 2026
Net sales	$556.6	$259.7	$80.0	$896.3	$—	$896.3
Cost of sales	381.3	165.9	45.2
Other segment items (2)	81.6	62.8	27.4
Earnings (loss) before income taxes	$93.7	$31.0	$7.4	$132.1	$(15.5)	$116.6

Equity earnings in unconsolidated affiliates	$1.7	$0.1	$—	$1.8

Six Months Ended January 31, 2026
Net sales	$1,154.9	$517.5	$159.3	$1,831.7	$—	$1,831.7
Cost of sales	780.1	323.8	91.2
Other segment items (2)	169.8	130.5	53.4
Earnings (loss) before income taxes	$205.0	$63.2	$14.7	$282.9	$(18.8)	$264.1

Equity earnings in unconsolidated affiliates	$3.6	$0.1	$—	$3.7

January 31, 2026
Equity investments in unconsolidated affiliates	$35.3	$0.7	$—	$36.0

Three Months Ended January 31, 2025
Net sales	$547.5	$253.7	$68.8	$870.0	$—	$870.0
Cost of sales	371.4	151.5	40.0
Other segment items (2)	80.6	61.3	29.3
Earnings (loss) before income taxes	$95.5	$40.9	$(0.5)	$135.9	$(10.9)	$125.0

Equity earnings in unconsolidated affiliates	$2.1	$—	$—	$2.1

Six Months Ended January 31, 2025
Net sales	$1,119.9	$511.3	$138.9	$1,770.1	$—	$1,770.1
Cost of sales	753.5	303.0	83.6
Other segment items (2)	166.2	126.4	61.1
Earnings (loss) before income taxes	$200.2	$81.9	$(5.8)	$276.3	$(20.8)	$255.5

Equity earnings in unconsolidated affiliates	$4.0	$0.1	$—	$4.1

July 31, 2025
Equity investments in unconsolidated affiliates	$33.5	$0.5	$—	$34.0
(1) Corporate and unallocated includes interest expense and certain corporate expenses determined to be non-allocable to the segments, such as gain on sale of fixed assets, business development charges, restructuring and related charges and portions of incentive compensation.
(2) Other segment items consist primarily of selling, general and administrative expenses, research and development expense and other income (expense).

Net sales by business unit were as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Mobile Solutions segment
Off-Road	$86.5	$80.2	$181.1	$169.3
On-Road	23.0	25.3	46.4	57.4
Aftermarket	447.1	442.0	927.4	893.2
Total Mobile Solutions segment	556.6	547.5	1,154.9	1,119.9

Industrial Solutions segment
Industrial Filtration Solutions	222.6	207.5	438.3	419.9
Aerospace and Defense	37.1	46.2	79.2	91.4
Total Industrial Solutions segment	259.7	253.7	517.5	511.3

Life Sciences segment
Total Life Sciences segment	80.0	68.8	159.3	138.9

Total Company	$896.3	$870.0	$1,831.7	$1,770.1
Net sales, generally disaggregated by location where the customer’s order was received were as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025

U.S. and Canada	$372.7	$391.0	$780.1	$800.8
EMEA	264.8	228.3	527.6	469.3
APAC	165.1	151.9	330.5	307.0
LATAM	93.7	98.8	193.5	193.0
Total	$896.3	$870.0	$1,831.7	$1,770.1

Property, plant and equipment, net and right-of-use asset by geographic region were as follows (in millions):

	Property, Plant and Equipment, Net		Right-Of-Use Asset
	January 31, 2026	July 31, 2025	January 31, 2026	July 31, 2025

U.S. and Canada	$229.4	$225.7	$24.1	$26.8
EMEA	196.2	195.2	19.9	16.5
APAC	75.9	76.2	12.2	11.0
LATAM	143.8	147.4	5.8	6.2
Total	$645.3	$644.5	$62.0	$60.5

Concentrations
There were no customers that accounted for over 10% of net sales for the three and six months ended January 31, 2026 or 2025. There were no customers that accounted for over 10% of gross accounts receivable as of January 31, 2026 or July 31, 2025.

Note 19. Restructuring and Other Charges
During the first two quarters of fiscal 2026, the Company continued the global footprint and cost optimization actions to further improve the operating and manufacturing cost structure, which began in fiscal 2024. These activities resulted in restructuring and related expenses of $1.7 million and $5.1 million for the three and six months ended January 31, 2026, respectively, and $2.2 million and $5.5 million for the three and six months ended January 31, 2025, respectively. Charges of $2.2 million and $4.2 million were included in cost of sales, and a benefit of $0.4 million and charges of $0.9 million were included in operating expense in the Condensed Consolidated Statement of Earnings for the three and six months ended January 31, 2026, respectively, and charges of $0.6 million and $1.7 million were included in cost of sales and $1.6 million and $3.8 million were included in operating expense in the Condensed Consolidated Statements of Earnings for the three and six months ended January 31, 2025, respectively. The estimated range of future costs associated with actions related to this restructuring through fiscal 2026 is $10.0 million to $15.0 million.
As of January 31, 2026 and July 31, 2025, $2.9 million and $7.1 million, respectively, of accrued expenses were included in accrued employee compensation and related taxes in the Condensed Consolidated Balance Sheets.
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

Operating Environment
Tariffs
The U.S. imposed tariffs on a wide range of imports, with the potential for further tariff actions, which resulted in retaliatory tariffs. These trade measures, along with updates to export controls and sanctions regimes, pose ongoing risks to global supply chains, potentially increasing the cost of goods, straining procurement cycles and impacting customer demand. On February 20, 2026, the United States Supreme Court issued a decision concluding that the International Emergency Economic Powers Act does not provide authority for the President to impose tariffs. Certain tariffs that affected us were imposed under this statute pursuant to presidential executive order. The extent and timing of any potential recoveries of tariffs previously paid remain subject to further legal interpretation and administrative processes. We will continue to monitor developments and will evaluate the effect of the ruling on future reporting periods as additional information becomes available. The Company is closely monitoring the evolving trade landscape, as well as its ability to mitigate the impact of tariffs and its analysis of the potential impact. The Company will continue to utilize its global manufacturing footprint and supply chain to mitigate the cost impact of tariffs.
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
Consolidated Results of Operations
Three months ended January 31, 2026 compared with three months ended January 31, 2025
Operating Results
Operating results were as follows (in millions, except per share amounts):

	Three Months Ended January 31,
	2026	% of net sales	2025	% of net sales
Net sales	$896.3		$870.0
Cost of sales	596.5	66.5%	564.1	64.8%
Gross profit	299.8	33.5	305.9	35.2
Selling, general and administrative	162.5	18.1	159.2	18.3
Research and development	18.6	2.2	21.2	2.4
Operating expenses	181.1	20.2	180.4	20.7
Operating income	118.7	13.2	125.5	14.4
Interest expense	7.7	0.8	5.9	0.7
Other income, net	(5.6)	(0.6)	(5.4)	(0.6)
Earnings before income taxes	116.6	13.0	125.0	14.4
Income taxes	24.1	2.7	29.1	3.3
Net earnings	$92.5	10.3%	$95.9	11.0%

Net earnings per share (EPS) - diluted	$0.78		$0.79
Geographic Net Sales by Origination
Net sales, disaggregated by location where the customer’s order was received, were as follows (in millions):

	Three Months Ended January 31,
	2026	% of net sales	2025	% of net sales
U.S. and Canada	$372.7	41.6%	$391.0	44.9%
Europe, Middle East and Africa (EMEA)	264.8	29.5	228.3	26.2
Asia Pacific (APAC)	165.1	18.4	151.9	17.5
Latin America (LATAM)	93.7	10.5	98.8	11.4
Total Company	$896.3	100.0%	$870.0	100.0%

Net Sales
(1) The impact of foreign currency translation was calculated by translating the second quarter of fiscal 2026 foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the second quarter of the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales by segment (in millions):

	January 31, 2025	Sales volume	Pricing	Currency translation	January 31, 2026
Mobile Solutions segment	$547.5	$(16.6)	$9.1	$16.6	$556.6
Industrial Solutions segment	253.7	(7.8)	6.9	6.9	259.7
Life Sciences segment	68.8	7.0	(0.2)	4.4	80.0
Total Company	$870.0	$(17.4)	$15.8	$27.9	$896.3
Net sales for the three months ended January 31, 2026 increased $26.3 million, or 3.0%, from the three months ended January 31, 2025, reflecting higher sales in the Mobile Solutions segment of $9.1 million, or 1.6% growth, the Industrial Solutions segment of $6.0 million, or 2.4% growth, and the Life Sciences segment of $11.2 million, or 16.2% growth. Foreign currency translation increased net sales by $27.9 million compared to the three months ended January 31, 2025, reflecting an increase in the Mobile Solutions segment of $16.6 million, an increase in the Industrial Solutions segment of $6.9 million, and an increase in the Life Sciences segment of $4.4 million. During the three months ended January 31, 2026, the Company’s net sales increase was driven by favorable foreign currency impacts and pricing benefits, partially offset by volume decline.
Gross Margin
Gross margin as a percentage of net sales for the three months ended January 31, 2026 was 33.5% compared with 35.2% for the three months ended January 31, 2025. The decrease in gross margin as a percentage of net sales was driven primarily by operational inefficiencies related to shifting Power Generation equipment production to a new point of manufacturing to support higher customer demand in Industrial Solutions and costs associated with footprint optimization efforts, partially offset by benefits from pricing actions.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended January 31, 2026 were $162.5 million, or 18.1% of net sales, compared with $159.2 million, or 18.3% of net sales, for the three months ended January 31, 2025, an increase of $3.3 million, or 2.1%. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to ongoing disciplined expense management, partially offset by restructuring and other charges.
Research and Development Expenses
Research and development expenses for the three months ended January 31, 2026 were $18.6 million, or 2.2% of net sales, compared with $21.2 million, or 2.4% of net sales, for the three months ended January 31, 2025, a decrease of $2.6 million, or 11.7%, driven by focused project prioritization.

Non-Operating Items
Interest expense for the three months ended January 31, 2026 was $7.7 million, compared with $5.9 million for the three months ended January 31, 2025, an increase of $1.8 million, or 29.0%. The increase reflected a combination of higher proportion of variable interest rate debt and higher overall level of debt.
Other income, net for the three months ended January 31, 2026 was $5.6 million, compared with other income, net of $5.4 million for the three months ended January 31, 2025, an increase of $0.2 million, which was relatively consistent with the prior year.
Income Taxes
The effective tax rate was 20.7% and 23.2% for the three months ended January 31, 2026 and 2025, respectively. The lower effective tax rate was primarily due to an increase in excess tax benefits on stock-based compensation.
Net Earnings
Net earnings for the three months ended January 31, 2026 were $92.5 million, compared with $95.9 million for the three months ended January 31, 2025, a decrease of $3.4 million, or 3.6%. Diluted EPS were $0.78 for the three months ended January 31, 2026, compared with $0.79 for the three months ended January 31, 2025, a decrease of $0.01, or 0.7%.
Six months ended January 31, 2026 compared with six months ended January 31, 2025
Operating Results
Operating results were as follows (in millions, except per share amounts):

	Six Months Ended January 31,
	2026	% of net sales	2025	% of net sales
Net sales	$1,831.7		$1,770.1
Cost of sales	1,203.1	65.7%	1,144.6	64.7%
Gross profit	628.6	34.3	625.5	35.3
Selling, general and administrative	332.1	18.1	325.3	18.4
Gain on sale of fixed assets	(9.3)	(0.5)	—	—
Research and development	37.8	2.1	43.9	2.5
Operating expenses	360.6	19.7	369.2	20.9
Operating income	268.0	14.6	256.3	14.5
Interest expense	14.8	0.8	11.4	0.6
Other income, net	(10.9)	(0.6)	(10.6)	(0.6)
Earnings before income taxes	264.1	14.4	255.5	14.4
Income taxes	57.7	3.1	60.6	3.4
Net earnings	$206.4	11.3%	$194.9	11.0%

Net EPS - diluted	$1.75		$1.60
Geographic Net Sales by Origination
Net sales, disaggregated by location where the customer’s order was received, were as follows (in millions):

	Six Months Ended January 31,
	2026	% of net sales	2025	% of net sales
U.S. and Canada	$780.1	42.6%	$800.8	45.3%
EMEA	527.6	28.8	469.3	26.5
APAC	330.5	18.0	307.0	17.3
LATAM	193.5	10.6	193.0	10.9
Total Company	$1,831.7	100.0%	$1,770.1	100.0%

Net Sales
(1) The impact of foreign currency translation was calculated by translating the year-to-date fiscal 2026 foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the year-to-date net sales of the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales by segment (in millions):

	January 31, 2025	Sales volume	Pricing	Currency translation	January 31, 2026
Mobile Solutions segment	$1,119.9	$(7.2)	$18.9	$23.3	$1,154.9
Industrial Solutions segment	511.3	(17.0)	13.3	9.9	517.5
Life Sciences segment	138.9	14.3	(0.5)	6.6	159.3
Total Company	$1,770.1	$(9.9)	$31.7	$39.8	$1,831.7
Net sales for the six months ended January 31, 2026 increased $61.6 million, or 3.5%, from the six months ended January 31, 2025, reflecting higher sales in the Mobile Solutions segment of $35.0 million, or 3.1% growth, the Industrial Solutions segment of $6.2 million, or 1.2% growth, and the Life Sciences segment of $20.4 million, or 14.6% growth. Foreign currency translation increased net sales by $39.8 million compared to the six months ended January 31, 2025, reflecting an increase in the Mobile Solutions segment of $23.3 million, an increase in the Industrial Solutions segment of $9.9 million, and an increase in the Life Sciences segment of $6.6 million. During the six months ended January 31, 2026, the Company’s net sales increased due to favorable foreign currency impacts and pricing benefits, partially offset by volume decline.
Gross Margin
Gross margin as a percentage of net sales for the six months ended January 31, 2026 was 34.3% compared with 35.3% for the six months ended January 31, 2025. The decrease in gross margin as a percentage of net sales was driven primarily by operational inefficiencies related to shifting Power Generation equipment production to a new point of manufacturing to support higher customer demand in Industrial Solutions and costs associated with footprint optimization efforts, partially offset by benefits from pricing actions.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended January 31, 2026 were $332.1 million, or 18.1% of net sales, compared with $325.3 million, or 18.4% of net sales, for the six months ended January 31, 2025, an increase of $6.8 million, or 2.1%. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to ongoing disciplined expense management and leverage on higher sales.
Gain on Sale of Fixed Assets
Gain on sale of fixed assets for the six months ended January 31, 2026 was $9.3 million, or 0.5% of net sales, compared to no gain on sale of fixed assets for the six months ended January 31, 2025. The gain on sale of fixed assets was driven by the sale of land and a building associated with footprint optimization initiatives.

Research and Development Expenses
Research and development expenses for the six months ended January 31, 2026 were $37.8 million, or 2.1% of net sales, compared with $43.9 million, or 2.5% of net sales, for the six months ended January 31, 2025, a decrease of $6.1 million, or 13.7%, driven by focused project prioritization.
Non-Operating Items
Interest expense for the six months ended January 31, 2026 was $14.8 million, compared with $11.4 million for the six months ended January 31, 2025, an increase of $3.4 million, or 30.4%. The increase reflected a combination of higher proportion of variable interest rate debt and higher overall level of debt.
Other income, net for the six months ended January 31, 2026 was $10.9 million, compared with other income, net of $10.6 million for the six months ended January 31, 2025, an increase of $0.3 million, which was relatively consistent with the prior year.
Income Taxes
The effective tax rate was 21.8% and 23.7% for the six months ended January 31, 2026 and 2025, respectively. The lower effective tax rate was primarily due to an increase in excess tax benefits on stock-based compensation.
Net Earnings
Net earnings for the six months ended January 31, 2026 were $206.4 million, compared with $194.9 million for the six months ended January 31, 2025, an increase of $11.5 million, or 5.9%. Diluted EPS were $1.75 for the six months ended January 31, 2026, compared with $1.60 for the six months ended January 31, 2025, an increase of $0.15, or 9.3%.
Segment Results of Operations
Net sales and earnings (loss) before income taxes were as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Net sales
Mobile Solutions	$556.6	$547.5	$1,154.9	$1,119.9
Industrial Solutions	259.7	253.7	517.5	511.3
Life Sciences	80.0	68.8	159.3	138.9
Total Company	$896.3	$870.0	$1,831.7	$1,770.1

Earnings (loss) before income taxes
Mobile Solutions	$93.7	$95.5	$205.0	$200.2
Industrial Solutions	31.0	40.9	63.2	81.9
Life Sciences	7.4	(0.5)	14.7	(5.8)
Total segment	132.1	135.9	282.9	276.3
Corporate and unallocated(1)	(15.5)	(10.9)	(18.8)	(20.8)
Total Company	$116.6	$125.0	$264.1	$255.5
(1)Corporate and unallocated includes interest expense and certain corporate expenses determined to be non-allocable to the segments, such as a gain on the sale of fixed assets, restructuring and related charges, business development charges and portions of incentive compensation.

Mobile Solutions Segment
Net sales and earnings before income taxes were as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Off-Road	$86.5	$80.2	$181.1	$169.3
On-Road	23.0	25.3	46.4	57.4
Aftermarket	447.1	442.0	927.4	893.2
Total Mobile Solutions segment	$556.6	$547.5	$1,154.9	$1,119.9

Mobile Solutions segment earnings before income taxes	$93.7	$95.5	$205.0	$200.2
Mobile Solutions segment earnings before income taxes % of net sales	16.8%	17.4%	17.8%	17.9%
Three months ended January 31, 2026 compared with three months ended January 31, 2025
(1) The impact of foreign currency translation was calculated by translating the second quarter of fiscal 2026 foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the second quarter of the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales for the Mobile Solutions segment for the three months ended January 31, 2026 were $556.6 million, compared with $547.5 million for the three months ended January 31, 2025, an increase of $9.1 million, or 1.6%. Foreign currency translation favorably impacted net sales for the Mobile Solutions segment by 3.0%. All business units were positively impacted by foreign currency translation.
Net sales of Aftermarket increased $5.1 million primarily driven by higher vehicle utilization rates in EMEA and APAC. Net sales of Off-Road increased $6.3 million, reflecting a modest rebound following declines in the prior year. Net sales of On-Road decreased $2.3 million primarily due to a continuing decline in global truck production.
Earnings before income taxes for the Mobile Solutions segment for the three months ended January 31, 2026 were $93.7 million, or 16.8% of net sales, a decrease from 17.4% of net sales for the three months ended January 31, 2025. The decrease was driven primarily by higher operational costs from footprint optimization efforts and deleverage from lower volume.

Six months ended January 31, 2026 compared with six months ended January 31, 2025
(1) The impact of foreign currency translation was calculated by translating the year-to-date fiscal 2026 foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the year-to-date net sales of the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales for the Mobile Solutions segment for the six months ended January 31, 2026 were $1,154.9 million, compared with $1,119.9 million for the six months ended January 31, 2025, an increase of $35.0 million, or 3.1%. Foreign currency translation favorably impacted net sales for the Mobile Solutions segment by 2.1%. All business units were positively impacted by foreign currency translation.
Net sales of Aftermarket increased $34.2 million due to market share gains and higher vehicle utilization rates, primarily in EMEA and APAC. Net sales of Off-Road increased $11.8 million, reflecting a modest rebound following declines in the prior year. Net sales of On-Road decreased $11.0 million primarily due to a continuing decline in global truck production.
Earnings before income taxes for the Mobile Solutions segment for the six months ended January 31, 2026 were $205.0 million, or 17.8% of net sales, consistent with 17.9% of net sales for the six months ended January 31, 2025.
Industrial Solutions Segment
Net sales and earnings before income taxes were as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Industrial Filtration Solutions (IFS)	$222.6	$207.5	$438.3	$419.9
Aerospace and Defense	37.1	46.2	79.2	91.4
Total Industrial Solutions segment	$259.7	$253.7	$517.5	$511.3

Industrial Solutions segment earnings before income taxes	$31.0	$40.9	$63.2	$81.9
Industrial Solutions segment earnings before income taxes % of net sales	11.9%	16.1%	12.2%	16.0%

Three months ended January 31, 2026 compared with three months ended January 31, 2025
(1) The impact of foreign currency translation was calculated by translating the second quarter of fiscal 2026 foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the second quarter of the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales for the Industrial Solutions segment for the three months ended January 31, 2026 were $259.7 million, compared with $253.7 million for the three months ended January 31, 2025, an increase of $6.0 million, or 2.4%. Foreign currency translation favorably impacted net sales for the Industrial Solutions segment by 2.2%. Both business units were positively impacted by foreign currency translation.
Net sales of IFS increased $15.1 million, driven by First Fit project timing and strong Aftermarket demand in Power Generation, as well as strong global demand in Industrial Gases. Net sales of Aerospace and Defense decreased by $9.1 million primarily due to project timing.
Earnings before income taxes for the Industrial Solutions segment for the three months ended January 31, 2026 were $31.0 million, or 11.9% of net sales, a decrease from 16.1% of net sales for the three months ended January 31, 2025. The decrease was driven primarily by operational inefficiencies related to shifting Power Generation equipment production to a new point of manufacturing to support higher customer demand and costs associated with footprint optimization efforts, as well as unfavorable mix in business unit sales.

Six months ended January 31, 2026 compared with six months ended January 31, 2025
(1) The impact of foreign currency translation was calculated by translating the year-to-date fiscal 2026 foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the year-to-date net sales of the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales for the Industrial Solutions segment for the six months ended January 31, 2026 were $517.5 million, compared with $511.3 million for the six months ended January 31, 2025, an increase of $6.2 million, or 1.2%. Foreign currency translation favorably impacted net sales for the Industrial Solutions segment by 1.6%. Both business units were positively impacted by foreign currency translation.
Net sales of IFS increased $18.4 million, driven by First Fit project timing and strong Aftermarket demand in Power Generation, as well as strong global demand in Industrial Gases. Net sales of Aerospace and Defense decreased by $12.2 million primarily due to project timing.
Earnings before income taxes for the Industrial Solutions segment for the six months ended January 31, 2026 were $63.2 million, or 12.2% of net sales, a decrease from 16.0% of net sales for the six months ended January 31, 2025 driven primarily by operational inefficiencies related to shifting Power Generation equipment production to a new point of manufacturing to support higher customer demand, costs associated with footprint optimization efforts and unfavorable mix in business unit sales.
Life Sciences Segment
Net sales and earnings (losses) before income taxes were as follows (in millions):

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Life Sciences segment net sales	$80.0	$68.8	$159.3	$138.9

Life Sciences segment earnings (losses) before income taxes	$7.4	$(0.5)	$14.7	$(5.8)
Life Sciences segment earnings (losses) before income taxes % of net sales	9.3%	(0.7)%	9.2%	(4.2)%

Three months ended January 31, 2026 compared with three months ended January 31, 2025
(1) The impact of foreign currency translation was calculated by translating the second quarter of fiscal 2026 foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the second quarter of the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales for the Life Sciences segment for the three months ended January 31, 2026 were $80.0 million, compared with $68.8 million for the three months ended January 31, 2025, an increase of $11.2 million, or 16.2%. Foreign currency translation favorably impacted net sales for the Life Sciences segment by 6.4%. The increase in net sales was driven by strong global sales in Food and Beverage and Disk Drive.
Earnings before income taxes for the Life Sciences segment for the three months ended January 31, 2026 were $7.4 million, or 9.3% of net sales, an increase from losses before income taxes of $0.5 million, or 0.7% of net sales, for the three months ended January 31, 2025. The improvement was driven by leverage from higher volume and disciplined expense management.

Six months ended January 31, 2026 compared with six months ended January 31, 2025
(1) The impact of foreign currency translation was calculated by translating the year-to-date fiscal 2026 foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the year-to-date net sales of the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales for the Life Sciences segment for the six months ended January 31, 2026 were $159.3 million, compared with $138.9 million for the six months ended January 31, 2025, an increase of $20.4 million, or 14.6%. Foreign currency translation favorably impacted net sales for the Life Sciences segment by 4.8%. The increase in net sales was driven by strong global sales in Food and Beverage and Disk Drive.
Earnings before income taxes for the Life Sciences segment for the six months ended January 31, 2026 were $14.7 million, or 9.2% of net sales, an improvement from losses before income taxes of $5.8 million, or 4.2% of net sales, for the six months ended January 31, 2025. The improvement was driven by leverage on higher volume and benefits from restructuring activities that occurred during fiscal 2025.
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
Cash Flow Summary
Cash flows were as follows (in millions):

	Six Months Ended January 31,
	2026	2025	$ Change
Net cash provided by (used in):
Operating activities	$158.4	$163.3	$(4.9)
Investing activities	(18.4)	(115.1)	96.7
Financing activities	(131.5)	(88.5)	(43.0)
Effect of exchange rate changes on cash	5.5	(3.3)	8.8
Increase (decrease) in cash and cash equivalents	$14.0	$(43.6)	$57.6

Operating Activities
Cash provided by operating activities for the six months ended January 31, 2026 was $158.4 million, compared with $163.3 million for the six months ended January 31, 2025, a decrease of $4.9 million. The decrease in cash provided by operating activities was primarily driven by higher income taxes paid in the current fiscal year, partially offset by higher earnings.
Investing Activities
Cash used in investing activities for the six months ended January 31, 2026 was $18.4 million, compared with $115.1 million for the six months ended January 31, 2025, a decrease of $96.7 million. The decrease in cash used in investing activities was primarily due to the $71.2 million equity method investment in Medica during the six months ended January 31, 2025, as well as $10.8 million received from the sale of property, plant and equipment in the first six months ended January 31, 2026.
Financing Activities
Cash used in financing activities generally relates to the use of cash for payment of dividends and repurchases of the Company’s common stock, net of borrowing activity and proceeds from the exercise of stock options. Cash used in financing activities for the six months ended January 31, 2026 was $131.5 million, compared with cash used in financing activities of $88.5 million for the six months ended January 31, 2025, an increase of $43.0 million. The increase in cash used in financing activities was primarily driven by a decrease in short-term borrowings of $41.8 million and an increase in the repurchases of the Company’s common stock of $29.6 million, partially offset by an increase of $26.3 million in exercise of stock options.
To determine the level of dividend and share repurchases, the Company considers recent and projected performance across key financial metrics, including earnings, cash flow from operations and total debt. Dividends paid for the six months ended January 31, 2026 and 2025 were $69.3 million and $64.6 million, respectively. Share repurchases for the six months ended January 31, 2026 and 2025 were $111.2 million and $81.6 million, respectively.
Capital Resources
Additional sources of liquidity are existing cash and available credit facilities. Cash and cash equivalents as of January 31, 2026 was $194.4 million, compared with $180.4 million as of July 31, 2025. The Company has capacity of $755.3 million available for further borrowing under existing credit facilities as of January 31, 2026.
The Company believes the liquidity available from the combination of expected cash generated by operating activities, existing cash and available credit under existing credit facilities will be sufficient to meet its cash requirements for the next 12 months and beyond, including working capital needs, debt service obligations, capital expenditures, payment of dividends, share repurchase activity and potential acquisitions, including the additional debt we expect to incur to fund the Facet acquisition.
Financial Condition
Short-Term Borrowings and Long-Term Debt
As of January 31, 2026, total debt, including short-term borrowings and long-term debt, represented 30.2% of total capitalization, defined as total debt plus total stockholders’ equity, compared with 31.5% as of July 31, 2025. As of January 31, 2026, the Company was in compliance with its financial covenants.
Long-term debt outstanding was $680.8 million as of January 31, 2026, compared with $637.1 million as of July 31, 2025, an increase of $43.7 million, primarily due to share repurchases during the six months ended January 31, 2026. As of January 31, 2026, there was $491.6 million available and $100.0 million outstanding on the Company’s $600.0 million unsecured revolving credit facility that expires on June 12, 2030. We expect to finance the Facet acquisition with a combination of cash on hand and proceeds from new debt.
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

	January 31, 2026	July 31, 2025	Change
Accounts receivable, net	$647.9	$662.2	$(14.3)
Days sales outstanding	67	62	5

Inventories, net	$555.8	$513.6	$42.2
Days inventory outstanding	84	75	9

Accounts payable	$348.8	$368.6	$(19.8)
Days payable outstanding	56	52	4

Net cash cycle	95	85	10
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
During the six months ended January 31, 2026, the U.S. dollar was generally weaker than in the six months ended January 31, 2025 compared with many of the currencies of the foreign countries in which the Company operates. The overall weaker U.S. dollar had a positive impact on the Company’s international net sales and net earnings because the foreign denominated revenues translated into more U.S. dollars in many regions around the world. The estimated impact of foreign currency translation for the six months ended January 31, 2026 resulted in an overall increase in reported net sales of $39.8 million and an increase in reported net earnings of $2.4 million.
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
Foreign Currency Forward Contracts - Cash Flow Hedges and Derivatives Not Designated as Hedging Instruments
The Company buys materials from foreign suppliers. Those transactions can be denominated in those suppliers’ local currency. The Company also sells to customers in foreign countries. Those transactions can be denominated in those customers’ local currency. Both of these transaction types can create volatility in the Company’s financial statements. The Company uses foreign currency forward contracts to manage those exposures and fluctuations. These contracts generally mature in 15 months or less, which is consistent with the forecasts of the related purchases and sales. Certain contracts are designated as cash flow hedges, whereas the remaining contracts, most of which are related to certain intercompany transactions which offset balance sheet exposure, are not designated as hedging instruments. The total notional amount of the foreign currency forward contracts designated as hedges was $43.3 million and $35.7 million as of January 31, 2026 and July 31, 2025, respectively. The total notional amount of the foreign currency forward contracts not designated as hedges was $181.7 million and $189.6 million as of January 31, 2026 and July 31, 2025, respectively.
Net Investment Hedges
The Company uses fixed-to-fixed cross-currency swap agreements to hedge its exposure to adverse foreign currency exchange rate movements for its operations in Europe. The Company has elected the spot method for designating these contracts as net investment hedges.
The total notional amount of net investment hedges as of January 31, 2026 and July 31, 2025 was €80 million, or $88.8 million. The maturity dates range from 2027 to 2029.
Based on the net investment hedges outstanding as of January 31, 2026, a 10% appreciation of the U.S. dollar compared to the Euro would result in a net gain of $9.0 million in the fair value of these contracts.
Interest Rates
The Company’s exposure to market risk for changes in interest rates primarily relates to debt obligations that are at variable rates, as well as the potential increase in the fair value of long-term debt resulting from a potential decrease in interest rates. As of January 31, 2026, the Company’s financial liabilities with exposure to changes in interest rates consisted mainly of $100.0 million outstanding on the Company’s unsecured revolving credit facility, €80 million, or $95.3 million, of a variable rate term loan, $200.0 million of a variable rate term loan and ¥2 billion, or $13.0 million, of variable rate senior notes. As of January 31, 2026, there were no variable short-term borrowings outstanding. Assuming a hypothetical 0.5 percentage point increase in short-term interest rates, with all other variables remaining constant, interest expense would have increased approximately $1.0 million in the six months ended January 31, 2026. The Company has no interest rate hedging agreements. Interest rate changes would also affect the fair market value of fixed-rate debt. As of January 31, 2026, the estimated fair values of fixed interest rate long-term debt were $254.6 million compared to the carrying values of $275.0 million. The fair values are estimated by discounting the projected cash flows using the interest rates at which similar amounts of debt could currently be borrowed.

The interest on cash and cash equivalents will vary as short-term yields change. Assuming a hypothetical 0.5 percentage point increase in yields, with all other variables remaining constant, interest income would have increased approximately $0.5 million in the six months ended January 31, 2026.
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
Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Facet Filtration Acquisition - we could be subject to new risks, known and unknown, relating to the Facet acquisition.
We may experience risks, losses and damages associated with the Facet acquisition. The risks we could face include the following:
•The Facet acquisition integration activities may involve complex operational, financial, and cultural alignment efforts. If management is unable to effectively balance integration activities with ongoing business needs, we may experience increased operating costs, reduced financial performance, or disruptions to our day‑to‑day operations. Any of these outcomes could materially and adversely affect our business, financial condition, or results of operations.
•The Facet acquisition involves the inherent risk of liabilities, and these liabilities may prove more costly or produce more adverse effects than we anticipate, such as actual or potential litigation and regulatory matters. In addition, in the course of the due diligence review of Facet, we may not have discovered, or may have been unable to quantify, undisclosed liabilities of Facet, and we may not be indemnified or have insurance for any of these liabilities. Any such liabilities could have an adverse effect on our business, results of operations, financial condition and cash flows following the completion of the Facet acquisition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
Information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the three months ended January 31, 2026 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
November 1 - November 30, 2025	199,844	$85.12	199,844	4,500,831
December 1 - December 31, 2025	—	—	—	4,500,831
January 1 - January 31, 2026	—	—	—	4,500,831
Total	199,844	$85.12	199,844	4,500,831
In November 2023, the Board of Directors authorized the repurchase of up to 12.0 million shares of the Company’s common stock under the Company’s stock repurchase plan. This repurchase authorization is effective until terminated by the Board of Directors. The Company has remaining authorization to repurchase 4.5 million shares under this plan. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the three months ended January 31, 2026. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under stock-based awards to cover the withholding of taxes due as a result of exercising stock options or payment of stock-based awards.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended January 31, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

2-A*
Securities Purchase Agreement, dated as of January 31, 2026, among Donaldson Company, Inc., Facet Group Holdings II LLC, and Facet Holdings II B.V. (Filed as Exhibit 2-A to Form 8-K Report filed on February 2, 2026)

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
101
The following financial information from the Donaldson Company, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2026, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Stockholders’ Equity and (vi) the Notes to Condensed Consolidated Financial Statements

104	The cover page from the Donaldson Company Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2026, formatted in iXBRL (included as Exhibit 101)

*	Exhibit has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference as an exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DONALDSON COMPANY, INC.
(Registrant)

Date: February 26, 2026	By:	/s/ Tod E. Carpenter
Tod E. Carpenter Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: February 26, 2026	By:	/s/ Bradley J. Pogalz
Bradley J. Pogalz Chief Financial Officer (Principal Financial Officer)

Date: February 26, 2026	By:	/s/ Andrew J. Cebulla
Andrew J. Cebulla Vice President and Corporate Controller (Principal Accounting Officer)