Form 10-Q
period 2026-04-30
DONALDSON Co INC
filed 2026-06-02
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 21, 2026, 115,911,056 shares of the registrant’s common stock, par value $5.00 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Net sales	$995.1	$940.1	$2,826.8	$2,710.2
Cost of sales	661.7	618.2	1,864.8	1,762.8
Gross profit	333.4	321.9	962.0	947.4
Selling, general and administrative	158.9	152.3	491.0	477.6
Loss on impairment of intangible assets	—	62.0	—	62.0
Gain on sale of fixed assets	—	(1.2)	(9.3)	(1.2)
Research and development	19.2	21.4	57.0	65.3
Operating expenses	178.1	234.5	538.7	603.7
Operating income	155.3	87.4	423.3	343.7
Interest expense	6.5	5.7	21.3	17.1
Other income, net	(6.0)	(5.3)	(16.9)	(15.9)
Earnings before income taxes	154.8	87.0	418.9	342.5
Income taxes	36.7	29.2	94.4	89.8
Net earnings	$118.1	$57.8	$324.5	$252.7

Weighted average shares – basic	115.9	118.8	115.8	119.4
Weighted average shares – diluted	118.1	120.3	117.9	121.2

Net earnings per share – basic	$1.02	$0.49	$2.80	$2.12
Net earnings per share – diluted	$1.00	$0.48	$2.75	$2.09
See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Net earnings	$118.1	$57.8	$324.5	$252.7
Other comprehensive income:
Foreign currency translation (loss) gain	(12.2)	54.1	27.6	25.1
Pension liability adjustment, net of deferred taxes of $(0.9), $0.4, $(0.9), and $(0.1), respectively	3.3	(0.9)	3.1	0.6
Derivatives:
Gain (loss) on hedging derivatives, net of deferred taxes of $(0.3), $1.4, $0.3, and $0.9, respectively	0.8	(4.5)	(1.4)	(3.5)
Reclassification of hedging derivatives to net earnings, net of taxes of $(0.1), $0.5, $0.1, and $(0.2), respectively	0.3	(1.5)	(0.2)	0.9
Total derivatives	1.1	(6.0)	(1.6)	(2.6)
Net other comprehensive (loss) income	(7.8)	47.2	29.1	23.1
Comprehensive income	$110.3	$105.0	$353.6	$275.8

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)
(Unaudited)

	April 30, 2026	July 31, 2025
Assets
Current assets:
Cash and cash equivalents	$204.1	$180.4
Accounts receivable, less allowances of $3.4 and $2.9, respectively	702.1	662.2
Inventories, net	535.9	513.6
Prepaid expenses and other current assets	130.7	105.5
Total current assets	1,572.8	1,461.7
Property, plant and equipment, net	637.2	644.5
Goodwill	499.4	493.6
Intangible assets, net	92.3	97.4
Other long-term assets	285.8	280.0
Total assets	$3,087.5	$2,977.2

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$10.3	$31.2
Current maturities of long-term debt	6.4	6.7
Accounts payable	353.4	368.6
Accrued employee compensation and related taxes	139.5	144.3
Income taxes payable	14.0	43.9
Other current liabilities	144.9	162.5
Total current liabilities	668.5	757.2
Long-term debt	591.6	630.4
Non-current income taxes payable	20.3	19.0
Deferred income taxes	10.2	10.5
Other long-term liabilities	101.6	106.6
Total liabilities	1,392.2	1,523.7

Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued	758.2	758.2
Additional paid-in capital	40.5	35.8
Retained earnings	2,865.3	2,610.1
Accumulated other comprehensive loss	(151.6)	(180.7)
Treasury stock, 35,738,658 and 35,600,740 shares, respectively, at cost	(1,817.1)	(1,769.9)
Total stockholders’ equity	1,695.3	1,453.5
Total liabilities and stockholders’ equity	$3,087.5	$2,977.2
 See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended April 30,
	2026	2025
Operating Activities
Net earnings	$324.5	$252.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	73.0	75.1
Deferred income taxes	(0.7)	(19.2)
Stock-based compensation expense	20.4	20.1
Loss on impairment of intangible assets	—	62.0
Gain on sale of fixed assets	(9.3)	(1.2)
Other, net	3.3	(9.4)
Changes in operating assets and liabilities	(117.4)	(129.1)
Net cash provided by operating activities	293.8	251.0

Investing Activities
Purchases of property, plant and equipment	(52.5)	(60.3)
Proceeds from sale of property, plant and equipment	10.3	1.7
Equity investment	—	(71.2)
Net cash used in investing activities	(42.2)	(129.8)

Financing Activities
Proceeds from long-term debt	38.9	190.0
Repayments of long-term debt	(80.0)	(65.0)
Change in short-term borrowings	(20.8)	54.1
Purchase of treasury stock	(111.2)	(272.2)
Payment of contingent consideration	(0.8)	(2.8)
Dividends paid	(104.0)	(96.9)
Exercise of stock options and other	45.6	17.4
Net cash used in financing activities	(232.3)	(175.4)
Effect of exchange rate changes on cash	4.4	—
Increase (decrease) in cash and cash equivalents	23.7	(54.2)
Cash and cash equivalents, beginning of period	180.4	232.7
Cash and cash equivalents, end of period	$204.1	$178.5

Supplemental Cash Flow Information
Income taxes paid	$133.6	$134.9
Interest paid	$19.1	$14.7
Supplemental Disclosure of Non-Cash Operating and Investing Transactions
Accrued property, plant and equipment additions	$9.3	$13.0
Leased assets obtained in exchange for new operating lease liabilities	$15.6	$21.6

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended April 30, 2026 and 2025
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance as of January 31, 2026	$758.2	$38.1	$2,747.2	$(143.8)	$(1,824.6)	$1,575.1
Net earnings			118.1			118.1
Other comprehensive loss				(7.8)		(7.8)
Treasury stock acquired					0.1	0.1
Dividends declared ($0.00 per share)
Stock compensation and other activity		2.4			7.4	9.8
Balance as of April 30, 2026	$758.2	$40.5	$2,865.3	$(151.6)	$(1,817.1)	$1,695.3

Balance as of January 31, 2025	$758.2	$33.3	$2,507.8	$(223.0)	$(1,531.9)	$1,544.4
Net earnings			57.8			57.8
Other comprehensive income				47.2		47.2
Treasury stock acquired					(192.4)	(192.4)
Dividends declared ($0.00 per share)			0.1			0.1
Stock compensation and other activity		0.9	(0.1)		6.3	7.1
Balance as of April 30, 2025	$758.2	$34.2	$2,565.6	$(175.8)	$(1,718.0)	$1,464.2

	Nine Months Ended April 30, 2026 and 2025
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance as of July 31, 2025	$758.2	$35.8	$2,610.1	$(180.7)	$(1,769.9)	$1,453.5
Net earnings			324.5			324.5
Other comprehensive income				29.1		29.1
Treasury stock acquired					(108.5)	(108.5)
Dividends declared ($0.60 per share)			(69.3)			(69.3)
Stock compensation and other activity		4.7			61.3	66.0
Balance as of April 30, 2026	$758.2	$40.5	$2,865.3	$(151.6)	$(1,817.1)	$1,695.3

Balance as of July 31, 2024	$758.2	$26.8	$2,377.5	$(198.9)	$(1,474.5)	$1,489.1
Net earnings			252.7			252.7
Other comprehensive income				23.1		23.1
Treasury stock acquired					(273.8)	(273.8)
Dividends declared ($0.54 per share)			(64.4)			(64.4)
Stock compensation and other activity		7.4	(0.2)		30.3	37.5
Balance as of April 30, 2025	$758.2	$34.2	$2,565.6	$(175.8)	$(1,718.0)	$1,464.2

See Notes to Condensed Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Donaldson Company, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of earnings, comprehensive income, financial position, cash flows and changes in stockholders’ equity have been included and are of a normal recurring nature. Operating results for the three and nine months ended April 30, 2026 are not necessarily indicative of the results that may be expected for future periods. The year-end Condensed Consolidated Balance Sheet information was derived from the Company’s Audited Consolidated Financial Statements but does not include all disclosures required by GAAP. For further information, refer to the Audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2025.
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
Note 2. Acquisitions and Equity Method Investments
During the second quarter of fiscal 2026, the Company entered into a definitive agreement to acquire Filtration Group’s Facet Filtration business (Facet), consisting of Facet (Oklahoma) LLC and Facet Netherlands B.V., in an all-cash transaction valued at approximately $820 million. The acquisition closed on May 4, 2026 for cash consideration of $828.7 million. See Note 20 for additional details. Facet offers fuel and fluid filtration solutions for mission-critical applications primarily in aerospace and defense, as well as power generation. Headquartered in Tulsa, Oklahoma, Facet has approximately 250 employees across the U.S. and Europe with key manufacturing locations in Oklahoma and Spain.
On August 9, 2024, the Company acquired a 49% non-controlling stake in Medica, headquartered in Medolla, Italy, for cash consideration of approximately €62.1 million, or $67.9 million, and capitalized transaction costs of approximately €5.1 million, or $5.8 million. Medica is a leader in hollow fiber membrane filtration technology for medical applications and water purification. The Company has the option to acquire the remaining 51% stake in three years. The investment is accounted for under the equity method of accounting. The earnings from the investment were not material for the three and nine months ended April 30, 2026 or 2025.
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
Revenue Disaggregation
Net sales, generally disaggregated by location where the customer’s order was placed, were as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
U.S. and Canada	$427.1	$420.9	$1,207.2	$1,221.7
Europe, Middle East and Africa (EMEA)	289.3	259.5	816.9	728.8
Asia Pacific (APAC)	172.8	158.3	503.3	465.3
Latin America (LATAM)	105.9	101.4	299.4	294.4
Total net sales	$995.1	$940.1	$2,826.8	$2,710.2
See Note 18 for net sales disaggregated by segment and business unit.
Contract Assets and Liabilities
The satisfaction of performance obligations and the resulting recognition of revenue typically correspond with billing of the customer. In limited circumstances, the customer may be billed at a time later than when revenue is recognized, resulting in contract assets, which are reported in other current assets on the Condensed Consolidated Balance Sheets. Contract assets were $24.4 million and $24.3 million as of April 30, 2026 and July 31, 2025, respectively. In other limited circumstances, the customer may make a payment at a time earlier than when revenue is recognized and prior to the satisfaction of performance obligations, resulting in contract liabilities, which are reported in deferred revenue on the Condensed Consolidated Balance Sheets. Contract liabilities were $26.9 million and $20.8 million as of April 30, 2026 and July 31, 2025, respectively.
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

Note 4. Inventories, Net
The components of inventories, net were as follows (in millions):

	April 30, 2026	July 31, 2025
Raw materials	$174.1	$175.5
Work in process	67.4	69.6
Finished products	294.4	268.5
Total inventories, net	$535.9	$513.6
Note 5. Property, Plant and Equipment, Net
The components of property, plant and equipment, net were as follows (in millions):

	April 30, 2026	July 31, 2025
Land	$30.0	$29.5
Buildings	515.0	493.8
Machinery and equipment	1,143.4	1,118.6
Computer software	131.7	129.5
Construction in progress	40.2	31.5
Less accumulated depreciation	(1,223.1)	(1,158.4)
Total property, plant and equipment, net	$637.2	$644.5
Note 6. Goodwill and Intangible Assets
Goodwill
The Company allocates goodwill to reporting units within its Mobile Solutions, Industrial Solutions and Life Sciences segments. There were no dispositions or impairment charges recorded during the three and nine months ended April 30, 2026 and 2025. Goodwill is assessed for impairment annually during the third quarter of the fiscal year, or more frequently if events or changes in circumstances indicate the asset may be impaired. The Company performed its annual impairment assessment during the third quarter of fiscal 2026 and did not record any impairment as a result of this assessment.
Goodwill by reportable segment was as follows (in millions):

	Mobile Solutions Segment	Industrial Solutions Segment	Life Sciences Segment	Total
Balance as of July 31, 2025	$25.4	$298.2	$170.0	$493.6
Foreign currency translation	0.2	2.8	2.8	5.8
Balance as of April 30, 2026	$25.6	$301.0	$172.8	$499.4
Intangible Assets
Intangible asset classes were as follows (in millions):

	April 30, 2026
	Weighted Amortizable Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	8.0	$75.5	$(45.6)	$29.9
Trademarks	6.0	4.1	(2.5)	1.6
Technology and patents	16.0	81.5	(21.1)	60.4
Non-compete agreements	3.3	1.2	(0.8)	0.4
Total intangible assets		$162.3	$(70.0)	$92.3

	July 31, 2025
	Weighted Amortizable Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	8.5	$74.7	$(43.7)	$31.0
Trademarks	6.7	3.8	(2.0)	1.8
Technology and patents	16.6	82.9	(19.1)	63.8
Non-compete agreements	2.9	2.5	(1.7)	0.8
Total intangible assets		$163.9	$(66.5)	$97.4
In the third quarter of fiscal 2025, the Company identified a triggering event related to certain asset groups and performed a valuation of certain long-lived intangible assets in accordance with ASC 360, Impairment and Disposal of Long-Lived Assets. The Company used a discounted cash flow analysis to estimate the fair value of each long-lived asset group. As a result of the valuation, the Company recorded $62.0 million of impairment expense related to intangible assets in the Company’s bioprocessing business within the Life Sciences segment. The impairment expense was included in Loss on impairment of intangible assets in the Condensed Consolidated Statements of Earnings. Of the impairment expense, $46.6 million was related to Univercells Technologies, reflecting lower-than-anticipated bioprocessing capital spending, particularly for early-stage assets, while drug development timelines are longer than previously anticipated. The remaining $15.4 million of impairment expense was related to Solaris as market demand for industrial bioreactors had significantly declined.
Intangible asset amortization expense was $2.5 million and $7.5 million for the three and nine months ended April 30, 2026, respectively, and was $3.4 million and $11.3 million for the three and nine months ended April 30, 2025, respectively. Amortization expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings.
There were foreign currency translation losses of $0.2 million and foreign currency translation gains of $0.8 million for the three and nine months ended April 30, 2026, respectively, and foreign currency translation gains of $6.3 million and $3.1 million for the three and nine months ended April 30, 2025, respectively.
Note 7. Long-Term Debt
As of April 30, 2026, there was $571.6 million available and $20.0 million outstanding on the Company’s $600.0 million unsecured revolving credit facility that expires on June 12, 2030.
Certain debt agreements contain financial covenants related to interest coverage and leverage ratios, as well as other non-financial covenants. As of April 30, 2026, the Company was in compliance with all such covenants.
During the third quarter of fiscal 2026, the Company entered into a Term Loan Credit Agreement that created a new three-year committed, unsecured, delayed draw term loan credit facility in the amount of $400.0 million. The Term Loan Facility is available in U.S. Dollars. As of April 30, 2026, there was no outstanding balance under the Term Loan Facility.
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
As of April 30, 2026, gross unrecognized tax benefits were $22.7 million and accrued interest and penalties on these unrecognized tax benefits were $3.3 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income taxes in the Condensed Consolidated Statements of Earnings. The statutes of limitation periods for the Company’s various tax jurisdictions range from two years to 10 years.

Note 9. Earnings Per Share
Basic net earnings per share (EPS) is computed by dividing net earnings by the weighted average number of outstanding common shares. Diluted net EPS is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options and other stock incentive plans.
Basic and diluted net EPS calculations were as follows (in millions, except per share amounts):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Net earnings	$118.1	$57.8	$324.5	$252.7

Weighted average common shares outstanding
Weighted average common shares – basic	115.9	118.8	115.8	119.4
Dilutive impact of stock-based awards	2.2	1.5	2.1	1.8
Weighted average common shares – diluted	118.1	120.3	117.9	121.2

Net EPS – basic	$1.02	$0.49	$2.80	$2.12
Net EPS – diluted	$1.00	$0.48	$2.75	$2.09
Stock options excluded from net EPS calculation	0.0	0.8	0.0	0.8
Note 10. Stockholders’ Equity
Share Repurchases
In November 2023, the Board of Directors authorized the repurchase of up to 12.0 million shares of common stock under the Company’s stock repurchase plan. This repurchase authorization is effective until terminated by the Board of Directors. During the nine months ended April 30, 2026, the Company repurchased 1.4 million shares for $108.5 million. During the nine months ended April 30, 2025, the Company repurchased 4.0 million shares for $273.8 million. As of April 30, 2026, the Company had remaining authorization to repurchase 4.5 million shares under the November 2023 stock repurchase plan.
Dividends
Dividends paid were 30.0 cents and 90.0 cents per common share for the three and nine months ended April 30, 2026, respectively, and were 27.0 cents and 81.0 cents per common share for the three and nine months ended April 30, 2025.
On May 29, 2026, the Company’s Board of Directors declared a cash dividend in the amount of 32.0 cents per common share, payable June 30, 2026, to stockholders of record as of June 15, 2026.

Note 11. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three months ended April 30, 2026 and 2025 were as follows (in millions):

	Foreign Currency Translation Adjustment	Pension Benefits		Derivative Financial Instruments		Total
Balance as of January 31, 2026, net of tax	$(64.4)	$(76.8)		$(2.6)		$(143.8)
Other comprehensive (loss) income before reclassifications and tax	(12.2)	—		1.1		(11.1)
Tax expense	—	—		(0.3)		(0.3)
Other comprehensive (loss) income before reclassifications, net of tax	(12.2)	—		0.8		(11.4)

Reclassifications, before tax	—	4.2	(1)	0.4		4.6
Tax expense	—	(0.9)		(0.1)		(1.0)
Reclassifications, net of tax	—	3.3		0.3	(2)	3.6
Other comprehensive (loss) income, net of tax	(12.2)	3.3		1.1		(7.8)
Balance as of April 30, 2026, net of tax	$(76.6)	$(73.5)		$(1.5)		$(151.6)

Balance as of January 31, 2025, net of tax	$(162.8)	$(67.6)		$7.4		$(223.0)
Other comprehensive income (loss) before reclassifications and tax	54.1	—		(5.9)		48.2
Tax benefit	—	—		1.4		1.4
Other comprehensive income (loss) before reclassifications, net of tax	54.1	—		(4.5)		49.6

Reclassifications, before tax	—	(1.3)	(1)	(2.0)		(3.3)
Tax benefit	—	0.4		0.5		0.9
Reclassifications, net of tax	—	(0.9)		(1.5)	(2)	(2.4)
Other comprehensive income (loss), net of tax	54.1	(0.9)		(6.0)		47.2
Balance as of April 30, 2025, net of tax	$(108.7)	$(68.5)		$1.4		$(175.8)
(1)Amounts include foreign currency translation loss of $0.5 million and foreign currency translation gain of $1.9 million, net amortization of prior service costs and actuarial losses of $0.4 million and $0.6 million and reclassifications due to settlement charges of $3.3 million and $0.0 million in fiscal 2026 and 2025, respectively, included in other income, net in the Condensed Consolidated Statements of Earnings, see Note 13.
(2)Relates to designated foreign currency forward contracts that were reclassified from accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets to net sales, cost of sales and selling, general and administrative expenses or other income, net in the Condensed Consolidated Statements of Earnings, see Note 14.

Changes in accumulated other comprehensive loss for the nine months ended April 30, 2026 and 2025 were as follows (in millions):

	Foreign Currency Translation Adjustment	Pension Benefits		Derivative Financial Instruments		Total
Balance as of July 31, 2025, net of tax	$(104.2)	$(76.6)		$0.1		$(180.7)
Other comprehensive income (loss) before reclassifications and tax	27.6	—		(1.7)		25.9
Tax benefit	—	—		0.3		0.3
Other comprehensive income (loss) before reclassifications, net of tax	27.6	—		(1.4)		26.2

Reclassifications, before tax	—	4.0	(1)	(0.3)		3.7
Tax (expense) benefit	—	(0.9)		0.1		(0.8)
Reclassifications, net of tax	—	3.1		(0.2)	(2)	2.9
Other comprehensive income (loss), net of tax	27.6	3.1		(1.6)		29.1
Balance at April 30, 2026, net of tax	$(76.6)	$(73.5)		$(1.5)		$(151.6)

Balance as of July 31, 2024, net of tax	$(133.8)	$(69.1)		$4.0		$(198.9)
Other comprehensive income (loss) before reclassifications and tax	25.1	—		(4.4)		20.7
Tax benefit	—	—		0.9		0.9
Other comprehensive income (loss) before reclassifications, net of tax	25.1	—		(3.5)		21.6

Reclassifications, before tax	—	0.7	(1)	1.1		1.8
Tax expense	—	(0.1)		(0.2)		(0.3)
Reclassifications, net of tax	—	0.6		0.9	(2)	1.5
Other comprehensive income (loss), net of tax	25.1	0.6		(2.6)		23.1
Balance at April 30, 2025, net of tax	$(108.7)	$(68.5)		$1.4		$(175.8)
(1)Amounts include foreign currency translation gain of $0.6 million and gain of $1.1 million, net amortization of prior service costs and actuarial losses of $1.3 million and $1.8 million and reclassifications due to settlement charges of $3.3 million and $0.0 million in fiscal 2026 and 2025, respectively, included in other income, net in the Condensed Consolidated Statements of Earnings, see Note 13.
(2)Relates to designated foreign currency forward contracts that were reclassified from accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets to net sales, cost of sales and selling, general and administrative expenses or other income, net in the Condensed Consolidated Statements of Earnings, see Note 14.
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
Pretax stock-based compensation expense associated with options was $2.5 million and $15.8 million for the three and nine months ended April 30, 2026, respectively, and was $2.2 million and $14.2 million for the three and nine months ended April 30, 2025, respectively.
Fair value is calculated using the Black-Scholes option pricing model. The weighted average fair value for options granted was $25.86 and $21.67 per share during the nine months ended April 30, 2026 and 2025, respectively.

Option activity was as follows:

	Options	Weighted Average Exercise Price
Balance outstanding as of July 31, 2025	6,223,080	$54.24
Granted	683,172	82.73
Exercised	(1,126,499)	45.95
Expired/forfeited	(18,602)	68.86
Balance outstanding as of April 30, 2026	5,761,151	$59.19
Performance-Based Awards
Performance-based awards are payable in common stock and are based on a formula that measures Company performance over a three-year period. These awards are settled after three years with payouts ranging from 0% to 200% of the target award depending on achievement.
Pretax performance-based awards expense was $1.3 million and $3.3 million for the three and nine months ended April 30, 2026, respectively, and was $1.0 million and $4.2 million for the three and nine months ended April 30, 2025, respectively.
Performance-based awards for non-vested activity were as follows:

	Performance Shares	Weighted Average Grant Date Fair Value
Balance outstanding as of July 31, 2025	197,684	$66.19
Granted	107,800	82.70
Vested	—	—
Forfeited	(16,700)	66.89
Balance outstanding as of April 30, 2026	288,784	$72.31
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
Net periodic pension costs for the Company’s pension plans were as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Service cost	$1.3	$1.2	$3.9	$3.6
Interest cost	4.6	4.9	14.5	14.6
Expected return on assets	(6.3)	(6.4)	(18.9)	(19.2)
Actuarial loss amortization	0.4	0.6	1.3	1.8
Settlement charge	3.2	—	3.2	—
Net periodic pension costs	$3.2	$0.3	$4.0	$0.8
In the third quarter of fiscal 2026, the Company recorded a pension settlement charge of $3.2 million as a result of lump sum distributions exceeding the service and interest cost components of the annual net periodic pension cost. The corresponding remeasurement resulted in an increase in the Company’s pension assets and a corresponding adjustment to other comprehensive loss in the Condensed Consolidated Statements of Comprehensive Income of $0.1 million. See Note 11.

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
Contract provisions may require the posting of collateral or settlement of the contracts for various reasons, including if the Company’s credit ratings are downgraded below its investment grade credit rating by any of the major credit agencies, or for cross default contractual provisions, if there is a failure under other financing arrangements related to payment terms or covenants. As of April 30, 2026 and July 31, 2025, no collateral was posted.
The Company does not enter into derivative instrument agreements for trading or speculative purposes. For discussion on the fair value of the Company’s derivatives, see Note 15.
Foreign Currency Forward Contracts - Cash Flow Hedges and Derivatives Not Designated as Hedging Instruments
The Company buys materials from foreign suppliers. Those transactions can be denominated in those suppliers’ local currency. The Company also sells to customers in foreign countries. Those transactions can be denominated in those customers’ local currency. Both of these transaction types can create volatility in the Company’s financial statements. The Company uses foreign currency forward contracts to manage those exposures and fluctuations. These contracts generally mature in 15 months or less, which is consistent with the forecasts of the related purchases and sales. Certain contracts are designated as cash flow hedges, whereas the remaining contracts, most of which are related to certain intercompany transactions which offset balance sheet exposure, are not designated as hedging instruments. The total notional amount of the foreign currency forward contracts designated as hedges was $29.7 million and $35.7 million as of April 30, 2026 and July 31, 2025, respectively. The total notional amount of the foreign currency forward contracts not designated as hedges was $152.3 million and $189.6 million as of April 30, 2026 and July 31, 2025, respectively.
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
The total notional amount of net investment hedges as of April 30, 2026 and July 31, 2025 was €80 million, or $88.8 million. The maturity dates range from 2027 to 2029.
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
Short-Term Financial Instruments
As of April 30, 2026 and July 31, 2025, the carrying values of cash and cash equivalents, accounts receivable, short-term borrowings and accounts payable approximate fair value because of the short-term nature of these instruments. Short-term financial instruments are classified as Level 1 in the fair value hierarchy.
Long-Term Debt
As of April 30, 2026, the estimated fair values of fixed interest rate long-term debt were $253.5 million compared to the carrying values of $275.0 million. As of July 31, 2025, the estimated fair values of fixed interest rate long-term debt were $247.5 million compared to the carrying values of $275.0 million. The fair values are estimated by discounting the projected cash flows using the interest rates at which similar amounts of debt could currently be borrowed. The carrying values of total variable interest rate long-term debt were $326.4 million and $364.9 million as of April 30, 2026 and July 31, 2025, respectively, and approximate their fair values. Long-term debt is classified as Level 2 in the fair value hierarchy.
Investment in Joint Ventures and a Non-Controlling Interest
The Company holds investments in joint ventures and a non-controlling interest, which are accounted for as equity method investments at fair value and are included in other long-term assets on the Consolidated Balance Sheets. The aggregate carrying amount of these investments was $109.2 million and $103.6 million as of April 30, 2026 and July 31, 2025, respectively. These equity method investments are measured at fair value on a non-recurring basis. The fair value of the Company’s equity method investments has not been adjusted as there have been no triggering events or changes in circumstance that would have had an adverse impact on the value of these investments. In the event these investments are required to be measured, they would fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value, as the investments are in privately-held entities.
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

Fair Value of Derivatives Contracts
The fair value of the Company’s derivative contracts, recorded on the Condensed Consolidated Balance Sheets, was as follows (in millions):

		Assets		Liabilities
	Balance Sheet Location	April 30, 2026	July 31, 2025	April 30, 2026	July 31, 2025
Designated as hedging instruments
Foreign currency forward contracts	Other current assets, other current liabilities	$—	$0.4	$0.2	$0.3
Net investment hedges	Other current assets, other current liabilities, other long-term liabilities	1.1	1.6	3.9	2.9
Total designated		1.1	2.0	4.1	3.2

Not designated as hedging instruments
Foreign currency forward contracts	Other current assets, other current liabilities	0.5	0.9	1.0	0.4
Total not designated		0.5	0.9	1.0	0.4
Total		$1.6	$2.9	$5.1	$3.6
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
The fair value of the Company’s contingent consideration liability that uses unobservable inputs was $10.5 million and $11.3 million as of April 30, 2026 and July 31, 2025, respectively. The maximum potential payout of the contingent consideration was $21.5 million and $22.5 million as of April 30, 2026 and July 31, 2025, see Note 17.
Note 16. Guarantees
Letters of Credit
The Company has letters of credit which guarantee payment to third parties in the event the Company is in breach of contract terms as detailed in each letter of credit. The outstanding contingent liability for standby letters of credit was as follows (in millions):

	April 30, 2026	July 31, 2025
Contingent liability for standby letters of credit issued under the Company’s revolving credit facility	$8.4	$7.9
Amounts drawn for letters of credit under the Company’s revolving credit facility	$—	$—
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

The outstanding debt relating to AFSI, which the Company guarantees half, was $37.5 million and $43.9 million as of April 30, 2026 and July 31, 2025, respectively. AFSI has a $63.0 million revolving credit facility, which expires July 31, 2027 and $17.0 million in an additional multi-currency revolving credit facility which terminates upon notification of either party.
Earnings from AFSI, which are recorded in other income, net in the Condensed Consolidated Statements of Earnings, were $4.6 million and $10.1 million for the three and nine months ended April 30, 2026, respectively, and were $3.9 million and $10.2 million for the three and nine months ended April 30, 2025, respectively.
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
The arrangement liabilities, recorded on the Condensed Consolidated Balance Sheets, were as follows (in millions):

		Arrangement Liability		Maximum Payout (1)
	Balance Sheet Location	April 30, 2026	July 31, 2025	April 30, 2026	July 31, 2025	Expires in
Contingent compensation arrangements
Other (2)	Accrued employee compensation and related taxes	$0.2	$0.2	$0.2	$0.2	FY27
Contingent consideration liability
Purilogics (3)	Other current and other long-term liabilities	$9.0	$9.8	$20.0	$21.0	FY27
Other	Other current liabilities	$1.5	$1.5	$1.5	$1.5	FY26
(1)The maximum payout values are inclusive of the respective arrangement liability balance.
(2)The total contingent compensation paid as of April 30, 2026 was $0.1 million, which was paid during fiscal 2026.
(3)The decrease in the Purilogics’ contingent consideration liability in fiscal 2026 was primarily driven by a $1.0 million milestone payment, partially offset by a $0.2 million increase of the fair value based on the probability of achieving certain milestones. The total contingent consideration paid as of April 30, 2026 was $6.0 million, of which $1.0 million was paid during fiscal 2026 and $5.0 million was paid during fiscal 2025 and 2024.
For additional discussion regarding the fair value of the Company’s contingent consideration liability, see Note 15.

Note 18. Segment Reporting
The Company’s reportable segments are: Mobile Solutions, Industrial Solutions and Life Sciences. The organizational structure also includes Corporate and Unallocated, which includes interest expense and certain corporate expenses determined to be non-allocable to the segments, such as restructuring charges and business development expenses. The Company determines its operating segments consistent with the manner in which the chief operating decision maker (CODM) manages its operations and evaluates performance for internal review and decision-making. The CODM evaluates trends in earnings (loss) before income taxes to assess performance of the segments. The CODM considers variances in reported results to budget and variances to prior periods to make decisions about allocating resources to each segment. The Company’s CODM is the Chief Executive Officer. For the three months ended April 30, 2026, Corporate and Unallocated included charges of $9.8 million, primarily related to business development and restructuring and related charges. For the nine months ended April 30, 2026, Corporate and Unallocated included charges of $12.2 million, primarily related to business development and restructuring and related charges, partially offset by a gain on the sale of fixed assets.
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

Segment details were as follows (in millions):

	Mobile Solutions Segment	Industrial Solutions Segment	Life Sciences Segment	Total Segment	Corporate and Unallocated (1)	Total Company
Three Months Ended April 30, 2026
Net sales	$629.9	$281.7	$83.5	$995.1	$—	$995.1
Cost of sales	422.6	179.2	49.2
Other segment items (2)	80.3	64.8	27.5
Earnings (loss) before income taxes	$127.0	$37.7	$6.8	$171.5	$(16.7)	$154.8

Equity earnings in unconsolidated affiliates	$3.5	$—	$—	$3.5

Nine Months Ended April 30, 2026
Net sales	$1,784.8	$799.2	$242.8	$2,826.8	$—	$2,826.8
Cost of sales	1,202.7	503.0	140.4
Other segment items (2)	250.1	195.3	80.9
Earnings (loss) before income taxes	$332.0	$100.9	$21.5	$454.4	$(35.5)	$418.9

Equity earnings in unconsolidated affiliates	$7.1	$0.1	$—	$7.2

April 30, 2026
Equity investments in unconsolidated affiliates	$37.8	$0.7	$—	$38.5

Three Months Ended April 30, 2025
Net sales	$582.6	$283.3	$74.2	$940.1	$—	$940.1
Cost of sales	396.3	169.6	45.6
Other segment items (2)	81.0	62.5	22.8
Earnings (loss) before income taxes	$105.3	$51.2	$5.8	$162.3	$(75.3)	$87.0

Equity earnings in unconsolidated affiliates	$2.5	$—	$—	$2.5

Nine Months Ended April 30, 2025
Net sales	$1,702.6	$794.6	$213.0	$2,710.2	$—	$2,710.2
Cost of sales	1,149.8	472.6	129.1
Other segment items (2)	247.3	188.9	83.9
Earnings (loss) before income taxes	$305.5	$133.1	$—	$438.6	$(96.1)	$342.5

Equity earnings in unconsolidated affiliates	$6.5	$0.1	$—	$6.6

July 31, 2025
Equity investments in unconsolidated affiliates	$33.5	$0.5	$—	$34.0
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

Net sales by business unit were as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Mobile Solutions segment
Off-Road	$104.0	$95.6	$285.1	$264.9
On-Road	28.3	26.9	74.7	84.3
Aftermarket	497.6	460.1	1,425.0	1,353.4
Total Mobile Solutions segment	629.9	582.6	1,784.8	1,702.6

Industrial Solutions segment
Industrial Filtration Solutions	237.1	231.8	675.4	651.8
Aerospace and Defense	44.6	51.5	123.8	142.8
Total Industrial Solutions segment	281.7	283.3	799.2	794.6

Life Sciences segment
Total Life Sciences segment	83.5	74.2	242.8	213.0

Total Company	$995.1	$940.1	$2,826.8	$2,710.2
Net sales, generally disaggregated by location where the customer’s order was received were as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025

U.S. and Canada	$427.1	$420.9	$1,207.2	$1,221.7
EMEA	289.3	259.5	816.9	728.8
APAC	172.8	158.3	503.3	465.3
LATAM	105.9	101.4	299.4	294.4
Total	$995.1	$940.1	$2,826.8	$2,710.2

Property, plant and equipment, net and right-of-use asset by geographic region were as follows (in millions):

	Property, Plant and Equipment, Net		Right-Of-Use Asset
	April 30, 2026	July 31, 2025	April 30, 2026	July 31, 2025

U.S. and Canada	$231.4	$225.7	$18.0	$26.8
EMEA	190.8	195.2	18.5	16.5
APAC	74.7	76.2	11.4	11.0
LATAM	140.3	147.4	5.3	6.2
Total	$637.2	$644.5	$53.2	$60.5

Concentrations
There were no customers that accounted for over 10% of net sales for the three and nine months ended April 30, 2026 or 2025. There were no customers that accounted for over 10% of gross accounts receivable as of April 30, 2026 or July 31, 2025.

Note 19. Restructuring and Other Charges
During the first three quarters of fiscal 2026, the Company continued the global footprint and cost optimization actions to further improve the operating and manufacturing cost structure, which began in fiscal 2024. These activities resulted in restructuring and related expenses of $9.0 million and $7.5 million for the three and nine months ended April 30, 2026, respectively, and $3.0 million and $8.4 million for the three and nine months ended April 30, 2025, respectively. Charges of $9.1 million and $13.3 million were included in cost of sales, and benefits of $0.1 million and $5.8 million were included in operating expense in the Condensed Consolidated Statement of Earnings for the three and nine months ended April 30, 2026, respectively. Charges of $2.6 million and $4.3 million were included in cost of sales, and charges of $0.4 million and $4.1 million were included in operating expense in the Condensed Consolidated Statements of Earnings for the three and nine months ended April 30, 2025, respectively. The estimated range of future costs associated with actions related to this restructuring is $3.0 million to $5.0 million.
As of April 30, 2026 and July 31, 2025, $5.5 million and $7.1 million, respectively, of accrued expenses were included in accrued employee compensation and related taxes in the Condensed Consolidated Balance Sheets.
Note 20. Subsequent Event
On May 4, 2026, the Company acquired Filtration Group’s Facet Filtration business (Facet), consisting of Facet (Oklahoma) LLC and Facet Netherlands B.V., in an all-cash transaction valued at approximately $820.0 million, for cash consideration of $828.7 million. As part of this transaction, the Company issued approximately $820.0 million of new debt, increasing total long-term debt outstanding for the Company to approximately $1.4 billion, and remained in compliance with all applicable financial covenants. The new debt incurred in the fourth quarter of fiscal 2026 was at a rate of 4.6%. The new debt bears interest at a variable rate based on Term SOFR plus a spread that is based on the Company’s Leverage Ratio as defined by the agreements. Facet offers fuel and fluid filtration solutions for mission-critical applications primarily in aerospace and defense, as well as power generation. Headquartered in Tulsa, Oklahoma, Facet has approximately 250 employees across the U.S. and Europe with key manufacturing locations in Oklahoma and Spain. The Company has not yet obtained all the information required to finalize the valuations of the assets acquired and liabilities assumed, primarily because of the proximity of the acquisition to the balance sheet date of April 30, 2026.
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
Operating Environment
Tariffs
The U.S. imposed tariffs on a wide range of imports, with the potential for further tariff actions, which resulted in retaliatory tariffs. These trade measures, along with updates to export controls and sanctions regimes, pose ongoing risks to global supply chains, potentially increasing the cost of goods, straining procurement cycles and impacting customer demand. On February 20, 2026, the United States Supreme Court issued a decision concluding that the IEEPA does not provide authority for the President to impose tariffs. Certain tariffs that affected us were imposed under this statute pursuant to presidential executive order. On March 4, 2026, the Court of International Trade (CIT) ordered U.S. Customs and Border Protection (CBP) to begin the refund process for all importers who were subject to IEEPA duties. The situation continues to evolve, and further legislative, regulatory, or judicial developments may affect the ultimate outcome and the availability or timing of any refunds. As of April 30, 2026, we did not record an asset related to the potential refund. We will continue to evaluate new developments and would record a potential refund under a loss recovery model pursuant to ASC 410-30 if the requirements are met. We are closely monitoring the evolving trade landscape, as well as our ability to mitigate the impact of tariffs and our analysis of the potential impact. We will continue to utilize our global manufacturing footprint and supply chain to mitigate the cost impact of tariffs.
Any additional tariffs in the U.S. or retaliatory tariffs imposed by other governments could exacerbate the impact. Any new, substantial tariff increases on imports to the U.S. from Mexico, China and the European Union (EU) should they be implemented and sustained for an extended period of time, could have a significant adverse effect on us and our supply chain.
For additional information regarding the impact and potential impact of trade policy and tariffs on the Company, refer to the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2025 which outlines the risks and uncertainties the Company believes are the most material to its business.
Conflict in Iran
On February 28, 2026, the United States and Israel began a military operation targeting Iranian nuclear sites, military infrastructure, and top leadership. Iran has retaliated with attacks on infrastructure assets and United States and Israeli military bases in the Middle East, as well as a blockade of the Strait of Hormuz, a key shipping route for oil and liquified natural gas, among other commodities. As a result of the conflict, prices for these and other impacted commodities have increased sharply, causing volatility in the global economic markets. If the conflict or geopolitical tensions continue or worsen, it could have a significant adverse effect on our business, financial condition, or results of operations. We are monitoring the regional and global ramifications of the events unfolding.

Consolidated Results of Operations
Three months ended April 30, 2026 compared with three months ended April 30, 2025
Operating Results
Operating results were as follows (in millions, except per share amounts):

	Three Months Ended April 30,
	2026	% of net sales	2025	% of net sales
Net sales	$995.1		$940.1
Cost of sales	661.7	66.5%	618.2	65.8%
Gross profit	333.4	33.5	321.9	34.2
Selling, general and administrative	158.9	16.0	152.3	16.2
Loss on impairment of intangible assets	—	—	62.0	6.6
Gain on sale of fixed assets	—	—	(1.2)	(0.1)
Research and development	19.2	2.0	21.4	2.3
Operating expenses	178.1	17.9	234.5	24.9
Operating income	155.3	15.6	87.4	9.3
Interest expense	6.5	0.7	5.7	0.6
Other income, net	(6.0)	(0.6)	(5.3)	(0.6)
Earnings before income taxes	154.8	15.6	87.0	9.2
Income taxes	36.7	3.7	29.2	3.1
Net earnings	$118.1	11.9%	$57.8	6.1%

Net earnings per share (EPS) - diluted	$1.00		$0.48
Geographic Net Sales by Origination
Net sales, disaggregated by location where the customer’s order was received, were as follows (in millions):

	Three Months Ended April 30,
	2026	% of net sales	2025	% of net sales
U.S. and Canada	$427.1	42.9%	$420.9	44.8%
Europe, Middle East and Africa (EMEA)	289.3	29.1	259.5	27.6
Asia Pacific (APAC)	172.8	17.4	158.3	16.8
Latin America (LATAM)	105.9	10.6	101.4	10.8
Total Company	$995.1	100.0%	$940.1	100.0%

Net Sales
(1) The impact of foreign currency translation was calculated by translating the third quarter of fiscal 2026 foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the third quarter of the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales by segment (in millions):

	April 30, 2025	Sales volume	Pricing	Currency translation	April 30, 2026
Mobile Solutions segment	$582.6	$19.8	$11.3	$16.2	$629.9
Industrial Solutions segment	283.3	(15.5)	8.2	5.7	281.7
Life Sciences segment	74.2	6.2	(0.4)	3.5	83.5
Total Company	$940.1	$10.5	$19.1	$25.4	$995.1
Net sales for the three months ended April 30, 2026 increased $55.0 million, or 5.8%, from the three months ended April 30, 2025, reflecting higher sales in the Mobile Solutions segment of $47.3 million, or 8.1% growth, and the Life Sciences segment of $9.3 million, or 12.7% growth, partially offset by lower sales in the Industrial Solutions segment of $1.6 million, or a 0.6% decline. Foreign currency translation increased net sales by $25.4 million compared to the three months ended April 30, 2025, reflecting an increase in the Mobile Solutions segment of $16.2 million, an increase in the Industrial Solutions segment of $5.7 million, and an increase in the Life Sciences segment of $3.5 million. During the three months ended April 30, 2026, the Company’s net sales increase was driven by favorable foreign currency impacts, net pricing benefits and volume growth.
Gross Margin
Gross margin as a percentage of net sales for the three months ended April 30, 2026 was 33.5% compared with 34.2% for the three months ended April 30, 2025. The decrease in gross margin as a percentage of net sales was driven primarily by $9.1 million of costs associated with footprint optimization efforts and operational inefficiencies related to shifting Power Generation equipment production to a new point of manufacturing to support customer-specific requirements in Industrial Solutions, partially offset by net pricing increases and favorable mix.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended April 30, 2026 were $158.9 million, or 16.0% of net sales, compared with $152.3 million, or 16.2% of net sales, for the three months ended April 30, 2025, an increase of $6.6 million, or 4.3%. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to leverage on higher sales and continued disciplined expense management. Additionally, the three months ended April 30, 2025 included a $6.2 million benefit from the reduction of the Purilogics’ contingent consideration liability, which represents the fair value based on the probability of achieving certain milestones, which did not repeat in the three months ended April 30, 2026.

Loss on Impairment of Intangible Assets
The three months ended April 30, 2025 included a loss on impairment of intangible assets of $62.0 million, or 6.6% of net sales. There was no loss on impairment of intangible assets for the three months ended April 30, 2026. The fiscal 2025 impairment expense included $46.6 million related to Univercells Technologies, reflecting lower-than-anticipated bioprocessing capital spending, particularly for early-stage assets, while drug development timelines are longer than previously anticipated. The remaining $15.4 million of impairment expense was related to Solaris as market demand for industrial bioreactors had significantly declined.
Gain on Sale of Fixed Assets
The three months ended April 30, 2025 included a gain on sale of fixed assets of $1.2 million, or 0.1% of net sales. The gain on sale of fixed assets was driven by the sale of land and a building associated with footprint optimization initiatives in the prior year. There was no gain on the sale of fixed assets in the three months ended April 30, 2026.
Research and Development Expenses
Research and development expenses for the three months ended April 30, 2026 were $19.2 million, or 2.0% of net sales, compared with $21.4 million, or 2.3% of net sales, for the three months ended April 30, 2025, a decrease of $2.2 million, or 10.2%, driven by focused project prioritization.
Non-Operating Items
Interest expense for the three months ended April 30, 2026 was $6.5 million, compared with $5.7 million for the three months ended April 30, 2025, an increase of $0.8 million, or 13.3%. The increase reflected a higher average level of debt for the three months ended April 30, 2026 compared to the prior year.
Other income, net for the three months ended April 30, 2026 was $6.0 million, compared with other income, net of $5.3 million for the three months ended April 30, 2025, an increase of $0.7 million, driven by higher earnings from equity investments.
Income Taxes
The effective tax rate was 23.7% and 33.6% for the three months ended April 30, 2026 and 2025, respectively. The lower effective tax rate was primarily due to the tax impact resulting from the loss on impairment of intangible assets in the three months ended April 30, 2025. Excluding the prior year impact of the loss on impairment of intangible assets, the effective tax rate is higher due to a decrease in discrete tax benefits.
Net Earnings
Net earnings for the three months ended April 30, 2026 were $118.1 million, compared with $57.8 million for the three months ended April 30, 2025, an increase of $60.3 million, or 104.4%. Diluted EPS were $1.00 for the three months ended April 30, 2026, compared with $0.48 for the three months ended April 30, 2025, an increase of $0.52, or 108.2%.

Nine months ended April 30, 2026 compared with nine months ended April 30, 2025
Operating Results
Operating results were as follows (in millions, except per share amounts):

	Nine Months Ended April 30,
	2026	% of net sales	2025	% of net sales
Net sales	$2,826.8		$2,710.2
Cost of sales	1,864.8	66.0%	1,762.8	65.0%
Gross profit	962.0	34.0	947.4	35.0
Selling, general and administrative	491.0	17.4	477.6	17.6
Loss on impairment of intangible assets	—	—	62.0	2.3
Gain on sale of fixed assets	(9.3)	(0.3)	(1.2)	(0.1)
Research and development	57.0	2.0	65.3	2.4
Operating expenses	538.7	19.1	603.7	22.3
Operating income	423.3	15.0	343.7	12.7
Interest expense	21.3	0.8	17.1	0.6
Other income, net	(16.9)	(0.6)	(15.9)	(0.6)
Earnings before income taxes	418.9	14.8	342.5	12.6
Income taxes	94.4	3.3	89.8	3.3
Net earnings	$324.5	11.5%	$252.7	9.3%

Net EPS - diluted	$2.75		$2.09
Geographic Net Sales by Origination
Net sales, disaggregated by location where the customer’s order was received, were as follows (in millions):

	Nine Months Ended April 30,
	2026	% of net sales	2025	% of net sales
U.S. and Canada	$1,207.2	42.7%	$1,221.7	45.1%
EMEA	816.9	28.9	728.8	26.9
APAC	503.3	17.8	465.3	17.2
LATAM	299.4	10.6	294.4	10.8
Total Company	$2,826.8	100.0%	$2,710.2	100.0%

Net Sales
(1) The impact of foreign currency translation was calculated by translating the year-to-date fiscal 2026 foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the year-to-date net sales of the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales by segment (in millions):

	April 30, 2025	Sales volume	Pricing	Currency translation	April 30, 2026
Mobile Solutions segment	$1,702.6	$12.6	$30.1	$39.5	$1,784.8
Industrial Solutions segment	794.6	(32.5)	21.5	15.6	799.2
Life Sciences segment	213.0	20.5	(0.8)	10.1	242.8
Total Company	$2,710.2	$0.6	$50.8	$65.2	$2,826.8
Net sales for the nine months ended April 30, 2026 increased $116.6 million, or 4.3%, from the nine months ended April 30, 2025, reflecting higher sales in the Mobile Solutions segment of $82.2 million, or 4.8% growth, the Life Sciences segment of $29.8 million, or 14.0% growth, and the Industrial Solutions segment of $4.6 million, or 0.6% growth. Foreign currency translation increased net sales by $65.2 million compared to the nine months ended April 30, 2025, reflecting an increase in the Mobile Solutions segment of $39.5 million, an increase in the Industrial Solutions segment of $15.6 million, and an increase in the Life Sciences segment of $10.1 million. During the nine months ended April 30, 2026, the Company’s net sales primarily increased due to favorable foreign currency impacts and net pricing benefits.
Gross Margin
Gross margin as a percentage of net sales for the nine months ended April 30, 2026 was 34.0% compared with 35.0% for the nine months ended April 30, 2025. The decrease in gross margin as a percentage of net sales was driven primarily by operational inefficiencies related to shifting Power Generation equipment production to a new point of manufacturing to support customer-specific requirements in Industrial Solutions and costs associated with footprint optimization efforts, partially offset by favorable net pricing.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended April 30, 2026 were $491.0 million, or 17.4% of net sales, compared with $477.6 million, or 17.6% of net sales, for the nine months ended April 30, 2025, an increase of $13.4 million, or 2.8%. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to ongoing disciplined expense management and leverage on higher sales. Additionally, the nine months ended April 30, 2025 included a $6.2 million benefit from the reduction of the Purilogics’ contingent consideration liability, which represents the fair value based on the probability of achieving certain milestones, which did not repeat in the nine months ended April 30, 2026.

Loss on Impairment of Intangible Assets
The nine months ended April 30, 2025 included a loss on impairment of intangible assets of $62.0 million, or 2.3% of net sales. There was no loss on impairment of intangible assets for the nine months ended April 30, 2026. The fiscal 2025 impairment expense included $46.6 million related to Univercells Technologies, reflecting lower-than-anticipated bioprocessing capital spending, particularly for early-stage assets, while drug development timelines are longer than previously anticipated. The remaining $15.4 million of impairment expense was related to Solaris as market demand for industrial bioreactors had significantly declined.
Gain on Sale of Fixed Assets
Gain on sale of fixed assets for the nine months ended April 30, 2026 was $9.3 million, or 0.3% of net sales, compared to $1.2 million, or 0.1% of net sales, for the nine months ended April 30, 2025. The increase in gain on sale of fixed assets was driven by the sale of land and a building associated with footprint optimization initiatives.
Research and Development Expenses
Research and development expenses for the nine months ended April 30, 2026 were $57.0 million, or 2.0% of net sales, compared with $65.3 million, or 2.4% of net sales, for the nine months ended April 30, 2025, a decrease of $8.3 million, or 12.6%, driven by focused project prioritization.
Non-Operating Items
Interest expense for the nine months ended April 30, 2026 was $21.3 million, compared with $17.1 million for the nine months ended April 30, 2025, an increase of $4.2 million, or 24.6%. The increase reflected a combination of a higher proportion of variable interest rate debt and a higher overall level of debt.
Other income, net for the nine months ended April 30, 2026 was $16.9 million, compared with other income, net of $15.9 million for the nine months ended April 30, 2025, an increase of $1.0 million, driven by higher earnings from equity investments.
Income Taxes
The effective tax rate was 22.5% and 26.2% for the nine months ended April 30, 2026 and 2025, respectively. The lower effective tax rate was primarily due to the tax impact resulting from the loss on impairment of intangible assets in the nine months ended April 30, 2025. Excluding the prior year impact of the loss on impairment of intangible assets, the effective tax rate is lower primarily due to an increase in excess tax benefits on stock-based compensation.
Net Earnings
Net earnings for the nine months ended April 30, 2026 were $324.5 million, compared with $252.7 million for the nine months ended April 30, 2025, an increase of $71.8 million, or 28.4%. Diluted EPS were $2.75 for the nine months ended April 30, 2026, compared with $2.09 for the nine months ended April 30, 2025, an increase of $0.66, or 31.9%.

Segment Results of Operations
Net sales and earnings (loss) before income taxes were as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Net sales
Mobile Solutions	$629.9	$582.6	$1,784.8	$1,702.6
Industrial Solutions	281.7	283.3	799.2	794.6
Life Sciences	83.5	74.2	242.8	213.0
Total Company	$995.1	$940.1	$2,826.8	$2,710.2

Earnings before income taxes
Mobile Solutions	$127.0	$105.3	$332.0	$305.5
Industrial Solutions	37.7	51.2	100.9	133.1
Life Sciences	6.8	5.8	21.5	—
Total segment	171.5	162.3	454.4	438.6
Corporate and unallocated(1)	(16.7)	(75.3)	(35.5)	(96.1)
Total Company	$154.8	$87.0	$418.9	$342.5
(1)Corporate and unallocated includes interest expense and certain corporate expenses determined to be non-allocable to the segments, such as a gain on the sale of fixed assets, restructuring and related charges, business development charges and portions of incentive compensation.
Mobile Solutions Segment
Net sales and earnings before income taxes were as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Off-Road	$104.0	$95.6	$285.1	$264.9
On-Road	28.3	26.9	74.7	84.3
Aftermarket	497.6	460.1	1,425.0	1,353.4
Total Mobile Solutions segment	$629.9	$582.6	$1,784.8	$1,702.6

Mobile Solutions segment earnings before income taxes	$127.0	$105.3	$332.0	$305.5
Mobile Solutions segment earnings before income taxes % of net sales	20.2%	18.1%	18.6%	17.9%

Three months ended April 30, 2026 compared with three months ended April 30, 2025
(1) The impact of foreign currency translation was calculated by translating the third quarter of fiscal 2026 foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the third quarter of the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales for the Mobile Solutions segment for the three months ended April 30, 2026 were $629.9 million, compared with $582.6 million for the three months ended April 30, 2025, an increase of $47.3 million, or 8.1%. Foreign currency translation favorably impacted net sales for the Mobile Solutions segment by 2.8%. All business units were positively impacted by foreign currency translation.
Net sales of Aftermarket increased $37.5 million, primarily driven by higher vehicle utilization rates in all regions. Net sales of Off-Road increased $8.4 million reflecting improved market conditions, particularly in construction, following declines in the prior year. Net sales of On-Road increased $1.4 million from higher truck production, primarily in EMEA.
Earnings before income taxes for the Mobile Solutions segment for the three months ended April 30, 2026 were $127.0 million, or 20.2% of net sales, an increase from 18.1% of net sales for the three months ended April 30, 2025. The increase was driven primarily by leverage from higher volume and favorable mix.

Nine months ended April 30, 2026 compared with nine months ended April 30, 2025
(1) The impact of foreign currency translation was calculated by translating the year-to-date fiscal 2026 foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the year-to-date net sales of the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales for the Mobile Solutions segment for the nine months ended April 30, 2026 were $1,784.8 million, compared with $1,702.6 million for the nine months ended April 30, 2025, an increase of $82.2 million, or 4.8%. Foreign currency translation favorably impacted net sales for the Mobile Solutions segment by 2.3%. All business units were positively impacted by foreign currency translation.
Net sales of Aftermarket increased $71.6 million due to market share gains and higher vehicle utilization rates in all regions. Net sales of Off-Road increased $20.2 million, reflecting a modest rebound following declines in the prior year. Net sales of On-Road decreased $9.6 million primarily due to a continuing decline in global truck production.
Earnings before income taxes for the Mobile Solutions segment for the nine months ended April 30, 2026 were $332.0 million, or 18.6% of net sales, an increase from 17.9% of net sales for the nine months ended April 30, 2025. The increase was driven primarily by leverage from higher volume and favorable mix.
Industrial Solutions Segment
Net sales and earnings before income taxes were as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Industrial Filtration Solutions (IFS)	$237.1	$231.8	$675.4	$651.8
Aerospace and Defense	44.6	51.5	123.8	142.8
Total Industrial Solutions segment	$281.7	$283.3	$799.2	$794.6

Industrial Solutions segment earnings before income taxes	$37.7	$51.2	$100.9	$133.1
Industrial Solutions segment earnings before income taxes % of net sales	13.4%	18.1%	12.6%	16.8%

Three months ended April 30, 2026 compared with three months ended April 30, 2025
(1) The impact of foreign currency translation was calculated by translating the third quarter of fiscal 2026 foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the third quarter of the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales for the Industrial Solutions segment for the three months ended April 30, 2026 were $281.7 million, compared with $283.3 million for the three months ended April 30, 2025, a decrease of $1.6 million, or 0.6%. Foreign currency translation favorably impacted net sales for the Industrial Solutions segment by 2.0%. Both business units were positively impacted by foreign currency translation.
Net sales of IFS increased $5.3 million, driven by net pricing benefits and Power Generation new equipment sales, partially offset by volume declines in Industrial Gases and dust collection. Net sales of Aerospace and Defense decreased by $6.9 million primarily due to ongoing supply chain constraints and project timing.
Earnings before income taxes for the Industrial Solutions segment for the three months ended April 30, 2026 were $37.7 million, or 13.4% of net sales, a decrease from 18.1% of net sales for the three months ended April 30, 2025. The decrease was driven primarily by operational inefficiencies related to shifting Power Generation equipment production to a new point of manufacturing to support customer-specific requirements, as well as unfavorable mix in business unit sales.

Nine months ended April 30, 2026 compared with nine months ended April 30, 2025
(1) The impact of foreign currency translation was calculated by translating the year-to-date fiscal 2026 foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the year-to-date net sales of the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales for the Industrial Solutions segment for the nine months ended April 30, 2026 were $799.2 million, compared with $794.6 million for the nine months ended April 30, 2025, an increase of $4.6 million, or 0.6%. Foreign currency translation favorably impacted net sales for the Industrial Solutions segment by 2.0%. Both business units were positively impacted by foreign currency translation.
Net sales of IFS increased $23.6 million, driven by net pricing benefits, as well as First Fit project timing in Power Generation. Net sales of Aerospace and Defense decreased by $19.0 million primarily due to project timing.
Earnings before income taxes for the Industrial Solutions segment for the nine months ended April 30, 2026 were $100.9 million, or 12.6% of net sales, a decrease from 16.8% of net sales for the nine months ended April 30, 2025. The decrease was driven primarily by operational inefficiencies related to shifting Power Generation equipment production to a new point of manufacturing to support customer-specific requirements and unfavorable mix in business unit sales.
Life Sciences Segment
Net sales and earnings before income taxes were as follows (in millions):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Life Sciences segment net sales	$83.5	$74.2	$242.8	$213.0

Life Sciences segment earnings before income taxes	$6.8	$5.8	$21.5	$—
Life Sciences segment earnings before income taxes % of net sales	8.1%	7.8%	8.9%	—%

Three months ended April 30, 2026 compared with three months ended April 30, 2025
(1) The impact of foreign currency translation was calculated by translating the third quarter of fiscal 2026 foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the third quarter of the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales for the Life Sciences segment for the three months ended April 30, 2026 were $83.5 million, compared with $74.2 million for the three months ended April 30, 2025, an increase of $9.3 million, or 12.7%. Foreign currency translation favorably impacted net sales for the Life Sciences segment by 4.8%. The increase in net sales was driven by strong global sales in Food and Beverage and Disk Drive.
Earnings before income taxes for the Life Sciences segment for the three months ended April 30, 2026 were $6.8 million, or 8.1% of net sales, an increase from earnings before income taxes of $5.8 million, or 7.8% of net sales, for the three months ended April 30, 2025. The improvement was driven by leverage from higher volume and favorable product mix. Additionally, the three months ended April 30, 2025 included a $6.2 million benefit, an impact of 8.3% on fiscal 2025 quarter-to-date profitability, from the reduction of the Purilogics’ contingent consideration liability, which represents the fair value based on the probability of achieving certain milestones.

Nine months ended April 30, 2026 compared with nine months ended April 30, 2025
(1) The impact of foreign currency translation was calculated by translating the year-to-date fiscal 2026 foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the year-to-date net sales of the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales for the Life Sciences segment for the nine months ended April 30, 2026 were $242.8 million, compared with $213.0 million for the nine months ended April 30, 2025, an increase of $29.8 million, or 14.0%. Foreign currency translation favorably impacted net sales for the Life Sciences segment by 4.8%. The increase in net sales was driven by strong global sales in Food and Beverage and Disk Drive.
Earnings before income taxes for the Life Sciences segment for the nine months ended April 30, 2026 were $21.5 million, or 8.9% of net sales, an improvement from no earnings or losses before income taxes for the nine months ended April 30, 2025. The improvement was driven by leverage from higher volume and favorable product mix.
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
Cash Flow Summary
Cash flows were as follows (in millions):

	Nine Months Ended April 30,
	2026	2025	$ Change
Net cash provided by (used in):
Operating activities	$293.8	$251.0	$42.8
Investing activities	(42.2)	(129.8)	87.6
Financing activities	(232.3)	(175.4)	(56.9)
Effect of exchange rate changes on cash	4.4	—	4.4
Increase (decrease) in cash and cash equivalents	$23.7	$(54.2)	$77.9
Operating Activities
Cash provided by operating activities for the nine months ended April 30, 2026 was $293.8 million, compared with $251.0 million for the nine months ended April 30, 2025, an increase of $42.8 million. The increase in cash provided by operating activities was primarily driven by higher earnings and working capital management improvement.

Investing Activities
Cash used in investing activities for the nine months ended April 30, 2026 was $42.2 million, compared with $129.8 million for the nine months ended April 30, 2025, a decrease of $87.6 million. The decrease in cash used in investing activities was primarily due to the $71.2 million equity method investment in Medica during the nine months ended April 30, 2025.
Financing Activities
Cash used in financing activities generally relates to the use of cash for payment of dividends and repurchases of the Company’s common stock, net of borrowing activity and proceeds from the exercise of stock options. Cash used in financing activities for the nine months ended April 30, 2026 was $232.3 million, compared with cash used in financing activities of $175.4 million for the nine months ended April 30, 2025, an increase of $56.9 million. The increase in cash used in financing activities was primarily driven by a net $61.9 million reduction of debt in the nine months ended April 30, 2026 compared to a $179.1 million net increase in debt in the nine months ended April 30, 2025. This was partially offset by lower repurchases of the Company’s common stock of $161.0 million, as well as $28.5 million more proceeds from the exercise of stock options.
To determine the level of dividend and share repurchases, the Company considers recent and projected performance across key financial metrics, including earnings, cash flow from operations and total debt. Dividends paid for the nine months ended April 30, 2026 and 2025 were $104.0 million and $96.9 million, respectively. Share repurchases for the nine months ended April 30, 2026 and 2025 were $111.2 million and $272.2 million, respectively.
Capital Resources
Additional sources of liquidity are existing cash and available credit facilities. Cash and cash equivalents as of April 30, 2026 was $204.1 million, compared with $180.4 million as of July 31, 2025. The Company has capacity of $1,222.1 million available for further borrowing under existing credit facilities as of April 30, 2026.
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
Financial Condition
Short-Term Borrowings and Long-Term Debt
As of April 30, 2026, total debt, including short-term borrowings and long-term debt, represented 26.4% of total capitalization, defined as total debt plus total stockholders’ equity, compared with 31.5% as of July 31, 2025. As of April 30, 2026, the Company was in compliance with its financial covenants.
Long-term debt outstanding was $598.0 million as of April 30, 2026, compared with $637.1 million as of July 31, 2025, a decrease of $39.1 million, primarily due to limited share repurchases in preparation for the funding of the acquisition of Facet during the nine months ended April 30, 2026. As of April 30, 2026, there was $571.6 million available and $20.0 million outstanding on the Company’s $600.0 million unsecured revolving credit facility that expires on June 12, 2030.
The Company financed the Facet acquisition, which closed in the fourth quarter of fiscal 2026, with a combination of cash on hand and proceeds from approximately $820.0 million of new debt, including the $400.0 million Term Loan Facility the Company entered during the third quarter of fiscal 2026. The new debt incurred in the fourth quarter of fiscal 2026 was at a rate of 4.6%. The new debt bears interest at a variable rate based on Term SOFR plus a spread that is based on the Company’s Leverage Ratio as defined by the agreements. The additional borrowings increased the long-term debt outstanding for the Company to approximately $1.4 billion. See Note 20 in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this report for additional information on financing related to the Facet acquisition.
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

	April 30, 2026	July 31, 2025	Change
Accounts receivable, net	$702.1	$662.2	$39.9
Days sales outstanding	60	62	(2)

Inventories, net	$535.9	$513.6	$22.3
Days inventory outstanding	74	75	(1)

Accounts payable	$353.4	$368.6	$(15.2)
Days payable outstanding	48	52	(4)

Net cash cycle	86	85	1
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
During the nine months ended April 30, 2026, the U.S. dollar was generally weaker than in the nine months ended April 30, 2025 compared with many of the currencies of the foreign countries in which the Company operates. The overall weaker U.S. dollar had a positive impact on the Company’s international net sales and net earnings because the foreign denominated revenues translated into more U.S. dollars in many regions around the world. The estimated impact of foreign currency translation for the nine months ended April 30, 2026 resulted in an overall increase in reported net sales of $65.2 million and an increase in reported net earnings of $4.3 million.
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
Foreign Currency Forward Contracts - Cash Flow Hedges and Derivatives Not Designated as Hedging Instruments
The Company buys materials from foreign suppliers. Those transactions can be denominated in those suppliers’ local currency. The Company also sells to customers in foreign countries. Those transactions can be denominated in those customers’ local currency. Both of these transaction types can create volatility in the Company’s financial statements. The Company uses foreign currency forward contracts to manage those exposures and fluctuations. These contracts generally mature in 15 months or less, which is consistent with the forecasts of the related purchases and sales. Certain contracts are designated as cash flow hedges, whereas the remaining contracts, most of which are related to certain intercompany transactions which offset balance sheet exposure, are not designated as hedging instruments. The total notional amount of the foreign currency forward contracts designated as hedges was $29.7 million and $35.7 million as of April 30, 2026 and July 31, 2025, respectively. The total notional amount of the foreign currency forward contracts not designated as hedges was $152.3 million and $189.6 million as of April 30, 2026 and July 31, 2025, respectively.
Net Investment Hedges
The Company uses fixed-to-fixed cross-currency swap agreements to hedge its exposure to adverse foreign currency exchange rate movements for its operations in Europe. The Company has elected the spot method for designating these contracts as net investment hedges.
The total notional amount of net investment hedges as of April 30, 2026 and July 31, 2025 was €80 million, or $88.8 million. The maturity dates range from 2027 to 2029.
Based on the net investment hedges outstanding as of April 30, 2026, a 10% appreciation of the U.S. dollar compared to the Euro would result in a net gain of $8.8 million in the fair value of these contracts.
Interest Rates
The Company’s exposure to market risk for changes in interest rates primarily relates to debt obligations that are at variable rates, as well as the potential increase in the fair value of long-term debt resulting from a potential decrease in interest rates. As of April 30, 2026, the Company’s financial liabilities with exposure to changes in interest rates consisted mainly of $20.0 million outstanding on the Company’s unsecured revolving credit facility, €80 million, or $93.6 million, of a variable rate term loan, $200.0 million of a variable rate term loan and ¥2 billion, or $12.8 million, of variable rate senior notes. As of April 30, 2026, variable short-term borrowings outstanding consisted of $10.0 million. Assuming a hypothetical 0.5 percentage point increase in short-term interest rates, with all other variables remaining constant, interest expense would have increased approximately $1.3 million in the nine months ended April 30, 2026. The Company has no interest rate hedging agreements. Interest rate changes would also affect the fair market value of fixed-rate debt. As of April 30, 2026, the estimated fair values of fixed interest rate long-term debt were $253.5 million compared to the carrying values of $275.0 million. The fair values are estimated by discounting the projected cash flows using the interest rates at which similar amounts of debt could currently be borrowed.

The interest on cash and cash equivalents will vary as short-term yields change. Assuming a hypothetical 0.5 percentage point increase in yields, with all other variables remaining constant, interest income would have increased approximately $0.8 million in the nine months ended April 30, 2026.
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
Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the three months ended April 30, 2026 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1 - February 28, 2026	—	$—	—	4,500,831
March 1 - March 31, 2026	—	—	—	4,500,831
April 1 - April 30, 2026	—	—	—	4,500,831
Total	—	$—	—	4,500,831
In November 2023, the Board of Directors authorized the repurchase of up to 12.0 million shares of the Company’s common stock under the Company’s stock repurchase plan. This repurchase authorization is effective until terminated by the Board of Directors. The Company has remaining authorization to repurchase 4.5 million shares under this plan. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the three months ended April 30, 2026. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under stock-based awards to cover the withholding of taxes due as a result of exercising stock options or payment of stock-based awards.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended April 30, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

3-A*	Restated Certificate of Incorporation of Registrant as currently in effect (Filed as Exhibit 3-A to Form 10-Q Report for the first quarter ended October 31, 2023)
3-B*	Amended and Restated Bylaws of Registrant, dated as of July 28, 2023 (Filed as Exhibit 3-B to Form 8-K Report filed on July 28, 2023)
10-A*	Term Loan Credit Agreement dated April 8, 2026, among the Company, certain lenders from time to time party to the Agreement (the “Lenders”), and Wells Fargo Bank, National Association, as administrative agent for the Lenders (Filed as Exhibit 10.1 to Form 8-K Report filed on April 10, 2026)**
10-B	Compensation Plan for Non-Employee Directors, as amended on March 27, 2026
31-A	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31-B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from the Donaldson Company, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2026, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Stockholders’ Equity and (vi) the Notes to Condensed Consolidated Financial Statements

104	The cover page from the Donaldson Company Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2026, formatted in iXBRL (included as Exhibit 101)

*	Exhibit has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference as an exhibit.
**	Certain schedules and attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of such schedules and attachments to the Securities Exchange Commission upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DONALDSON COMPANY, INC.
(Registrant)

Date: June 2, 2026	By:	/s/ Richard B. Lewis
Richard B. Lewis President and Chief Executive Officer (Principal Executive Officer)

Date: June 2, 2026	By:	/s/ Bradley J. Pogalz
Bradley J. Pogalz Chief Financial Officer (Principal Financial Officer)

Date: June 2, 2026	By:	/s/ Andrew J. Cebulla
Andrew J. Cebulla Vice President and Corporate Controller (Principal Accounting Officer)