Form 10-K
period 2026-07-31
DONALDSON Co INC
filed 2026-09-25
CIK 29644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2026 or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________
Commission File Number: 1-7891
DONALDSON COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0222640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 West 94th Street
Minneapolis,	Minnesota	55431
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (952) 887-3131
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $5.00 par value	DCI	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes   ☒  No
As of January 30, 2026, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $11,736,158,004 (based on the closing price of $101.94 as reported on the New York Stock Exchange as of that date).
As of September 11, 2026, 115,910,129 shares of the registrant’s common stock, par value $5.00 per share, were outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for its 2026 annual meeting of stockholders (the “2026 Proxy Statement”) are incorporated by reference in Part III, as specifically set forth in Part III.

DONALDSON COMPANY, INC.
ANNUAL REPORT ON FORM 10-K

Item 1. Business
The Company
Founded in 1915, Donaldson Company, Inc. (the Company or Donaldson) is a global leader in technology-led filtration products and solutions, serving a broad range of industries and advanced markets. Donaldson’s diverse and skilled employees at more than 150 locations on six continents, 79 of which are manufacturing and/or distribution centers, partner with customers — from small business owners to the world’s largest original equipment manufacturer (OEM) brands — to solve complex filtration challenges. Customers choose Donaldson's filtration solutions due to their stringent technical and performance requirements, the need for reliability and the value proposition of Donaldson's solutions and/or services.
Donaldson’s four regions and their contributing share of fiscal year 2026 revenue are as follows: the U.S. and Canada 42.5%; Europe, Middle East and Africa (EMEA) 29.2%; Asia Pacific (APAC) 17.7%; and Latin America (LATAM) 10.6%. Below are the Company’s manufacturing plants and distribution centers by region.

U.S. and Canada
22 | 5
EMEA
17 | 2
LATAM
7 | 5
APAC
11 | 10
Manufacturing Plants | Distribution Centers

Strategic Priorities
The Company has three primary strategic priorities to drive profitable growth. Below are each of the priorities and areas of focus related to each priority.
•Extend Market Access - Grow addressable market by extending presence across adjacencies
•Expand Technologies and Solutions - Leverage foundational filtration capabilities to expand best-in-class technology and service offerings
•Pursue Strategic Acquisitions - Accelerate long-term growth through strategic acquisitions in high-margin areas
Reportable Segments
The Company’s reportable segments are Mobile Solutions, Industrial Solutions and Life Sciences.
The Mobile Solutions segment, which represents 62.3% of net sales in fiscal 2026, is organized based on a combination of customers and products and consists of the Off-Road, On-Road and Aftermarket business units. Within these business units, products consist of replacement filters for both air and liquid filtration applications and filtration housings for new equipment production and systems related to exhaust and emissions. Applications include air filtration systems, fuel, lube and hydraulic systems, emissions systems and sensors, indicators and monitoring systems. Mobile Solutions sells to original equipment manufacturers (OEMs) in the construction, mining, agriculture and transportation end markets and to independent distributors and OEM dealer networks.

The Industrial Solutions segment, which represents 29.1% of net sales in fiscal 2026, is organized based on product type and consists of Industrial Air Filtration, Industrial Gases, Industrial Hydraulics, Power Generation and Aerospace and Defense products. These products are further organized by the Industrial Filtration Solutions and Aerospace and Defense business units. Within our industrial portfolio, the Company provides a wide product offering in the market to industrial customers consisting of equipment, ancillary components, replacement parts, performance monitoring and service globally, that cost-effectively enhances productivity and manufacturing efficiency. Industrial Air Filtration, Industrial Gases and Industrial Hydraulics products consist of dust, fume and mist collectors, compressed air and industrial gases purification systems, hydraulic and lubricated rotating filtration applications as well as gas and liquid filtration for industrial processes. Power Generation products consist of air inlet systems and filtration sold to gas compression, power generation and natural gas liquification industries. Aerospace and Defense products consist of air, fuel, lubrication, hydraulic and water filtration for fixed-wing and rotorcraft aerospace platforms, missile systems, ground defense vehicles and naval platforms. Industrial Solutions businesses sell through multiple channels which include OEMs, distributors and direct-to-consumer in some markets.
The Life Sciences segment, which represents 8.6% of net sales in fiscal 2026, is organized by end market and consists of the Food and Beverage, Disk Drive, Advanced Membrane Solutions, Microelectronics and Upstream and Downstream Bioprocessing markets. Within these markets, products consist of micro-environment gas and liquid filtration for food and beverage, data center cooling and industrial processes, bioprocessing equipment, including bioreactors and fermenters, bioprocessing consumables including chromatography devices, reagents and filters, polytetrafluoroethylene membrane-based products, as well as specialized air and gas filtration systems for applications including hard disk drives, semiconductor manufacturing, sensors, battery systems and powertrain components. Life Sciences primarily sells to large OEMs and directly to various end users requiring cell growth, separation, purification, high purity filtration and device protection.

Diverse Product Groups
The Company sells a diverse group of products within each segment and the business units within the segments. Below are the product groups across the Company’s three segments represented as a percentage of total fiscal 2026 net sales.
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
Industrial Solutions
Industrial Air Filtration
Industrial air filtration systems collect dust, fume and mist within manufacturing facilities. Donaldson offers an innovative portfolio of cartridge-style or bag house collectors that support customers throughout the entire equipment lifecycle from original consultation, design and installation to post-sale maintenance and services. Customers are supported through a global network of channel partners and service centers, which provide a quality customer experience. Technology and features are continually added, such as the iCue® Connected Filtration Technology, which proactively monitors a facility’s dust collection equipment to reduce unplanned downtime, supporting efficient operation and maintenance costs, and better connect Donaldson with its end market customers, enabling additional service opportunities. With continued acquisition activities, Donaldson has expanded its service capabilities and geographic presence, enhancing its ability to meet customer service needs.
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
Donaldson is expanding its presence in aerospace and defense products. During fiscal 2026, the Company acquired Filtration Group’s Facet Filtration business (Facet), consisting of Facet (Oklahoma) LLC and Facet Netherlands B.V. Facet is a pioneer in the jet fuel filtration market where its products are utilized at multiple stages of the supply chain from refinery to end fueling point. The acquisition strengthens Donaldson’s position in durable end markets including aerospace and defense, and power generation. With in-house research, product development, and manufacturing facilities in Oklahoma and Spain, Facet creates contaminant management solutions that combine products that support highly regulated markets with advanced testing and service.
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
Other Life Sciences
Advanced Membrane Solutions
Advanced membrane solutions equipment provide a broad range of filters that protect devices and enclosures from pressure fluctuation, liquids and harmful contaminants. Key products include battery, powertrain and headlight vents for the automotive industry, including for electric vehicles, as well as venting solutions for hearing aids, ostomy bags and implantable devices.
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

Upstream and Downstream Bioprocessing
Donaldson’s Upstream and Downstream Bioprocessing provides bioprocessing equipment, purification technologies and consumables to support the development and manufacture of biologics and advanced therapies, including monoclonal antibodies (mAbs), mRNA-based therapeutics, viral vectors and cell and gene therapies, as well as a broad range of other bioprocessing applications.
•Upstream Bioprocessing
Donaldson’s Upstream Bioprocessing business provides bioreactors, fermenters, filtration, and single-use technologies used in the cultivation and production stages of biologic manufacturing. The portfolio supports critical operations such as media and buffer preparation, cell culture, microbial fermentation, viral vector production, and bioreactor gas management, helping customers maintain sterile processing environments and optimize process performance. Products are designed to improve process efficiency, reduce contamination risk, and support scalable manufacturing of biologics, vaccines, nucleic-acid therapies, and cell and gene therapies. Donaldson’s upstream solutions are integrated into customers’ production workflows and are intended to enhance product quality, scalability, and operational reliability.
•Downstream Bioprocessing
Donaldson’s Downstream Bioprocessing business provides purification technologies used in the recovery, concentration, and purification of biologic products following cell cultivation. The portfolio includes membrane chromatography and affinity-based purification solutions that help customers remove process impurities, while maintaining high product yield and quality. These technologies are intended for use in the manufacture of biologics, mRNA therapeutics, viral vectors, and cell and gene therapies, supporting efficient and scalable purification workflows from clinical development through commercial production. Donaldson’s downstream solutions are designed to improve process productivity, reduce manufacturing complexity, and support robust, compliant biopharmaceutical manufacturing operations.
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
◦Changing customer preferences and regulatory standards driving demand for sustainable products, including food, materials, and use of alternative energies
◦Continually increasing demand for cloud computing and data storage capacity, and need for highly technical solutions
◦Increasing need for cell and gene therapy as well as membrane applications for disease treatment and cures
Competition
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
Manufacturing and Backlog
Backlog is one of many indicators of business conditions in the Company’s markets. However, it is not always indicative of future results for a number of reasons, including the timing of the receipt of orders, as well as product mix. Backlog orders expected to be delivered within 90 days as of July 31, 2026 and 2025 were $684.2 million and $552.2 million, respectively.
Seasonality
Many of the Company’s end markets are generally stronger in the second half of the Company’s fiscal year, and as a result, the Company typically generates a larger portion of its annual earnings during that period. In addition, the first half of the fiscal year contains more holiday periods, which typically include more customer plant closures.
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
Intellectual Capital
Research and Development
Investment in research and development strengthens the Company’s material science capabilities and supports development of new and improved products and solutions. Research and development expenses include scientific research costs such as salaries, facility costs, testing, technical information technology and administrative expenditures. Research and development expenses are for the application of scientific advances to the development of new and improved products and their uses. Substantially all research and development is performed in-house. During the years ended July 31, 2026, 2025 and 2024, the Company spent $76.1 million, $87.8 million and $93.6 million, respectively, on research and development activities, which was 2.0%, 2.4% and 2.6% of net sales, respectively.
Intellectual Property
The Company owns a broad range of intellectual property rights relating to its products and services, which it considers in the aggregate to constitute a valuable asset. These include patents, trade secrets, trademarks, copyrights and other forms of intellectual property rights in the U.S. and around the globe. The Company protects its innovations arising from research and development through patent filings and owns a portfolio of over 3,100 issued patents, including utility and design patents. The Company also owns various trademarks related to its products and services including Donaldson® and the turbo D logo, Ultra-Web®, PowerCore®, Synteq® XP, Tetratex®, Downflo®, Torit®, iCue®, Facet®, LifeTec®, IsoTag®, Purexa®, scale-x®, and NevoLine®, among others. No single intellectual property right is responsible for protecting the Company’s products.
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
We believe that policies, practices and procedures have been properly designed to prevent unreasonable risk of material environmental damage arising from our operations. In fiscal 2026, the Company did not experience any material effect on its capital expenditures, results of operations or financial condition due to compliance with government rules regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, nor does it expect such impact during fiscal 2027.
We are also required to comply with increasingly complex and changing laws and regulations enacted to protect business and personal data in the U.S. and other jurisdictions regarding privacy, data protection and data security, including those related to the collection, storage, use, transmission and protection of personal information and other consumer, customer, vendor or employee data. Such privacy and data protection laws and regulations, including with respect to the European Union’s General Data Protection Regulation (GDPR), China’s Personal Information Protection Law (PIPL), Cybersecurity Law (CSL), and Data Security Law (DSL), including their applicable global equivalents, as well as various state privacy laws within the U.S. including the California Consumer Privacy Act of 2018 (CCPA), and the interpretation and enforcement of such laws and regulations, are continuously developing and evolving and there is significant uncertainty with respect to how compliance with these laws and regulations may evolve and the costs and complexity of future compliance.
For a discussion of the risks associated with these laws and regulations, see Part I, Item 1A, "Risk Factors."
Human Capital Resources
As of July 31, 2026, the Company had approximately 15,500 full time employees, of which 60% were in production related roles. When necessary, the Company’s production facilities augment their resources utilizing contingent labor. For over 100 years, the Company has been making a difference with customers, employees, investors, suppliers and communities through a collaborative and diverse workplace where every employee matters. The Company prides itself on providing innovative technologies and solutions backed by talented and dedicated employees guided by its core values.
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

Information about our Executive Officers
Our executive officers of the Company as of August 31, 2026 were as follows:

Name	Age	Positions and Offices Held	First Calendar Year Appointed as an Executive Officer
Amy C. Becker	61	Chief Legal Officer and Corporate Secretary	2014
Tod E. Carpenter	67	Executive Chairman of the Board	2008
Darcy D. DeVincke	60	Chief Human Resources Officer	2024
Bart Driesen	54	President, Mobile Solutions	2025
Richard B. Lewis	54	President and Chief Executive Officer	2017
Bradley J. Pogalz	51	Chief Financial Officer	2024
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
Mr. Carpenter was appointed Executive Chairman of the Board in March 2026. Mr. Carpenter served as Chairman, President and Chief Executive Officer from November 2017 to March 2026 and as President and Chief Executive Officer from April 2015 to November 2017. Mr. Carpenter joined the Company in 1996 and has held various positions, including Chief Operating Officer; Director of Operations, Gas Turbine Systems; General Manager, Gas Turbine Systems; General Manager, Industrial Filtration Systems; Vice President, Global Industrial Filtration Systems; Vice President, Europe and Middle East; and Senior Vice President, Engine Products.
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
Mr. Driesen was appointed President, Mobile Solutions in September 2025. Mr. Driesen joined the Company in 1997 and has held various positions, including President, Mobile Solutions Aftermarket, Vice President, Global OEM Sales, Director Engine, and Industrial Group Director Asia Pacific.
Mr. Lewis was appointed President and Chief Executive Officer in March 2026. Mr. Lewis joined the Company in 2002 and has held various positions, including Chief Operating Officer; President, Life Sciences; President, Mobile Solutions; Senior Vice President, Global Operations; Vice President, Global Operations; General Manager, Operations; General Manager, Liquid Filtration; Director of Operations; and Plant Manager.
Mr. Pogalz was appointed Chief Financial Officer in November 2024. Mr. Pogalz joined the Company in 2015 and has held various positions, including Vice President Finance – Global FP&A, EMEA Finance; Finance Director – Europe, Middle East and Africa; and Director of Investor Relations. Prior to joining the Company, Mr. Pogalz was the Senior Group Manager, Investor Relations for Target Corporation from 2012 to 2015. Prior to that, he held various FP&A positions at Target Corporation from 2007 to 2012.

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
No customer accounted for 10% or more of our net sales in fiscal 2026, 2025 or 2024. However, a number of our customers are concentrated in similar cyclical industries (e.g., construction, agriculture, mining, oil and gas, transportation, power generation and disk drive), resulting in additional risk based on their respective economic conditions. Our success is also dependent on retaining key customers, which requires us to successfully manage relationships and anticipate the needs of our customers in the channels in which we sell our products. Changes in economic conditions could materially and adversely impact our business, results of operations, financial condition and cash flows.
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
We periodically communicate our strategies, commitments and targets related to sustainability matters, including greenhouse gas (GHG) emissions through the issuance of our Sustainability report. Although we intend to meet these strategies, commitments and targets, we may be unable to achieve them due to impacts on resources, operational costs and technological advancements. In addition, standards and processes for measuring and reporting GHG emissions and other sustainability metrics may change over time, resulting in inconsistent data or significant revisions to our strategies, commitments and targets, or our ability to achieve them. Our failure to achieve related strategies, commitments and targets or failure to meet sustainability requirements could negatively impact our reputation as well as the demand for our products and adversely affect our business, results of operations, financial condition and cash flows.

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
We may experience risks, losses and damages associated with the Facet acquisition. The Facet acquisition integration activities may involve complex operational, financial and cultural alignment efforts. If management is unable to effectively balance integration activities with ongoing business needs, we may experience increased operating costs, reduced financial performance or disruptions to our day‑to‑day operations. Any of these outcomes could materially and adversely affect our business, financial condition or results of operations.
The Facet acquisition involves the inherent risk of liabilities, and these liabilities may prove more costly or produce more adverse effects than we anticipate, such as actual or potential litigation and regulatory matters. In addition, in the course of the due diligence review of Facet, we may not have discovered, or may have been unable to quantify, undisclosed liabilities of Facet, and we may not be indemnified or have insurance for any of these liabilities. Any such liabilities could have an adverse effect on our business, results of operations, financial condition and cash flows.
We acquired $587.4 million of goodwill and $225.6 million in intangible assets as part of the Facet acquisition. If Facet fails to meet performance expectations, we could face future impairment charges that may have a material adverse effect on our reported results of operations and financial position.
Artificial Intelligence (AI) - the development, deployment, and use of AI technologies may not achieve the intended outcomes.
Our growing use of AI technologies across technology development activities and business operations may expose us to a range of competitive, legal, regulatory, operational and other risks, including the following:
•Operational and Technical Risks: AI technologies are complex and rapidly evolving and may not perform as intended. Deficiencies in AI algorithms, training methodologies, datasets, or system implementation could result in inaccurate outputs, operational disruptions, data loss or other adverse outcomes that impair the effectiveness of utilizing AI in our operations.
•Legal and Regulatory Risks: The legal and regulatory framework governing AI continues to evolve and varies across jurisdictions. Compliance with existing and emerging requirements may increase costs, restrict our use of AI technologies and expose us to legal, regulatory and reputational risks.
•Competitive Risks: Failure to keep pace with evolving AI advancements could weaken our market position and negatively impact business performance.
•Financial Risks: Investments in AI technologies may increase our costs and may not deliver the anticipated benefits.
•Cybersecurity Risks: AI technologies may be susceptible to cybersecurity threats, including unauthorized access, data breaches and other security incidents, which could result in financial losses, legal or regulatory liability and reputational harm. Additionally, the increasing use and advancement of AI may enhance the sophistication and effectiveness of cyberattacks, thereby increasing our cybersecurity risk exposure.
Our development and use of AI technologies may not effectively address all associated risks, and any failure to do so could materially adversely affect our business, results of operations, financial condition and cash flows.

Cybersecurity Risks
Cybersecurity Risks - vulnerability of our information and operational technology systems and security.
We have many information technology and operational technology systems, including systems supporting our manufacturing operations, that are important to the operation of our business, some of which are managed by third parties. These systems are used to process, transmit and store electronic information and to manage or support a variety of business processes and activities, which are critical to our operations. We could encounter difficulties in developing new systems, maintaining and upgrading our existing systems, managing access to these systems, managing the evolving use of artificial intelligence and preventing information security breaches. Additionally, we collect and store sensitive data, including intellectual property and proprietary business information, in data centers and on information technology networks.
Our data is subject to a variety of U.S. and international laws and regulations that pertain to the collection and handling of personal information. The laws require us to notify governmental authorities and affected individuals of data breaches involving certain personal information. These laws include the European GDPR, Chinese PIPL, CSL, DSL and the CCPA. Regulatory litigation or actions that could impose significant penalties may be brought against us in the event of a breach of data or alleged non-compliance with such laws and regulations.
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
We consider cyber risks among the top risks for us within our enterprise risk management framework. This framework includes internal reporting at the business and enterprise levels, with consideration of key risk indicators, trends and countermeasures for cybersecurity and other types of significant risks. As of the date of this Form 10-K, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, and that are required to be reported in this Form 10-K. We do not believe we have experienced any risks from cybersecurity threats or previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, our business strategy or our results of operations or financial condition, including for any of the three years ended July 31, 2026, 2025 or 2024. For further discussion of the risks associated with cybersecurity incidents, refer to the cybersecurity risk factors in Item 1A, “Risk Factors” in this Form 10-K.
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
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock, par value $5.00 per share, is traded on the New York Stock Exchange under the symbol “DCI.” As of September 11, 2026, there were 999 registered stockholders of common stock.
To determine the appropriate level of dividend payouts, the Company considers recent and projected performance across key financial metrics, including earnings, cash flow from operations and total debt.

Information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the three months ended July 31, 2026 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1 - May 31, 2026	—	$—	—	4,500,831
June 1 - June 30, 2026	—	$—	—	4,500,831
July 1 - July 31, 2026	—	$—	—	4,500,831
Total	—	$—	—	4,500,831
In November 2023, the Board of Directors authorized the repurchase of up to 12.0 million shares of the Company’s common stock under the Company’s stock repurchase plan. This repurchase authorization is effective until terminated by the Board of Directors. The Company has remaining authorization to repurchase 4.5 million shares under this plan. There were no repurchases of common stock made outside of the Company’s current repurchase authorization during the three months ended July 31, 2026. While not considered repurchases of shares, the Company does at times withhold shares that would otherwise be issued under stock-based awards to cover the withholding of taxes due as a result of exercising stock options or payment of stock-based awards.
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

$250
$200
$150
$100
$50
$0
July 31, 2021
July 31, 2022
July 31, 2023
July 31, 2024
July 31, 2025
July 31, 2026
Donaldson Company, Inc.
S&P 500 Stock Index
S&P Industrial Machinery Index

	As of July 31,
	2021	2022	2023	2024	2025	2026
Donaldson Company, Inc.	$100.00	$83.48	$97.93	$118.43	$115.71	$153.61
S&P 500 Stock Index	$100.00	$95.36	$107.77	$131.64	$153.14	$183.10
S&P Industrial Machinery Index	$100.00	$86.17	$107.65	$122.98	$127.11	$145.02
Item 6. [Reserved]
Reserved.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) provides a comparison of the Company’s results of operations, liquidity and capital resources for the years ended July 31, 2026 and 2025. A discussion of the changes in the Company’s results of operations and liquidity and capital resources for the year ended July 31, 2025 from July 31, 2024 can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended July 31, 2025 (the 2025 Annual Report), which was filed with the SEC on September 26, 2025.
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
Overview
Founded in 1915, Donaldson Company, Inc. is a global leader in technology-led filtration products and solutions, serving a broad range of industries and advanced markets. Donaldson’s diverse and skilled employees at more than 150 locations on six continents, 79 of which are manufacturing and/or distribution centers, partner with customers — from small business owners to the world’s largest original equipment manufacturer (OEM) brands — to solve complex filtration challenges. Customers choose Donaldson's filtration solutions due to their stringent technical and performance requirements, the need for reliability and the value proposition of Donaldson's solutions and/or services.
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
The Industrial Solutions segment is organized based on product type and consists of Industrial Air Filtration, Industrial Gases, Industrial Hydraulics, Power Generation and Aerospace and Defense products. These products are further organized by the Industrial Filtration Solutions and Aerospace and Defense business units. Within our industrial portfolio, the Company provides a wide product offering in the market to industrial customers consisting of equipment, ancillary components, replacement parts, performance monitoring and service globally, that cost-effectively enhances productivity and manufacturing efficiency. Industrial Air Filtration, Industrial Gases and Industrial Hydraulics products consist of dust, fume and mist collectors, compressed air and industrial gases purification systems, hydraulic and lubricated rotating filtration applications as well as gas and liquid filtration for industrial processes. Power Generation products consist of air inlet systems and filtration sold to gas compression, power generation and natural gas liquification industries. Aerospace and Defense products consist of air, fuel, lubrication, hydraulic and water filtration for fixed-wing and rotorcraft aerospace platforms, missile systems, ground defense vehicles and naval platforms. Industrial Solutions businesses sell through multiple channels which include OEMs, distributors and direct-to-consumer in some markets.
The Life Sciences segment is organized by end market and consists of the Food and Beverage, Disk Drive, Advanced Membrane Solutions, Microelectronics and Upstream and Downstream Bioprocessing markets. Within these markets, products consist of micro-environment gas and liquid filtration for food and beverage, data center cooling and industrial processes, bioprocessing equipment, including bioreactors and fermenters, bioprocessing consumables including chromatography devices, reagents and filters, polytetrafluoroethylene membrane-based products, as well as specialized air and gas filtration systems for applications including hard disk drives, semiconductor manufacturing, sensors, battery systems and powertrain components. Life Sciences primarily sells to large OEMs and directly to various end users requiring cell growth, separation, purification, high purity filtration and device protection.
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

Operating Environment
Tariffs
The U.S. imposed tariffs on a wide range of imports, with the potential for further tariff actions, which resulted in retaliatory tariffs. These trade measures, along with updates to export controls and sanctions regimes, pose ongoing risks to global supply chains, potentially increasing the cost of goods, straining procurement cycles and impacting customer demand. On February 20, 2026, the United States Supreme Court issued a decision concluding that the International Emergency Economic Powers Act (IEEPA) does not provide authority for the President to impose tariffs. Certain tariffs that affected us were imposed under this statute pursuant to the presidential executive order. On March 4, 2026, the Court of International Trade ordered U.S. Customs and Border Protection to begin the refund process for all importers who were subject to IEEPA duties. The Company performed an evaluation under the loss recovery method pursuant to ASC 410-30 and determined in the fourth quarter of fiscal 2026 that it is probable a portion of the IEEPA tariffs previously paid will be recovered. The expected net recoveries as of July 31, 2026 are not material to the financial statements.
The situation continues to evolve, and further legislative, regulatory, or judicial developments may affect the ultimate outcome and the availability or timing of any refunds. We are closely monitoring the evolving trade landscape, as well as our ability to mitigate the impact of tariffs and our analysis of the potential impact. We will continue to utilize our global manufacturing footprint and supply chain to mitigate the cost impact of tariffs. Any additional tariffs in the U.S. or retaliatory tariffs imposed by other governments could exacerbate the impact. Any new, substantial tariff increases on imports to the U.S. from Mexico, China and the European Union should they be implemented and sustained for an extended period of time, could have a significant adverse effect on us and our supply chain.
For additional information regarding the impact and potential impact of tariffs on the Company, refer to Part I, Item 1A, “Risk Factors” of this Annual Report, which outlines the risks and uncertainties the Company believes are the most material to its business.
Conflict in Iran
On February 28, 2026, the U.S. and Israel began a military operation targeting Iranian nuclear sites, military infrastructure, and top leadership. Iran has retaliated with attacks on infrastructure assets and U.S. and Israeli military bases in the Middle East, as well as a blockade of the Strait of Hormuz, a key shipping route for oil and liquified natural gas, among other commodities. As a result of the conflict, prices for these and other impacted commodities have fluctuated significantly, resulting in increased volatility in the global economic markets. If the conflict or geopolitical tensions continue or worsen, it could have a significant adverse effect on our business, financial condition, or results of operations. We are monitoring the regional and global ramifications of the events unfolding.

Consolidated Results of Operations
Operating Results
Operating results were as follows (in millions, except per share amounts):

	Year Ended July 31,
	2026	% of net sales	2025	% of net sales
Net sales	$3,885.6		$3,690.9
Cost of sales	2,539.7	65.4%	2,404.7	65.2%
Gross profit	1,345.9	34.6	1,286.2	34.8
Selling, general and administrative	679.2	17.5	642.2	17.4
Loss on impairment of assets	—	—	62.0	1.6
Gain on sale of fixed assets	(9.3)	(0.2)	(1.2)	0.0
Research and development	76.1	2.0	87.8	2.4
Operating expenses	746.0	19.2	790.8	21.4
Operating income	599.9	15.4	495.4	13.4
Interest expense	36.0	1.0	24.2	0.7
Other income, net	(21.9)	(0.6)	(21.0)	(0.6)
Earnings before income taxes	585.8	15.1	492.2	13.3
Income taxes	132.0	3.4	125.2	3.4
Net earnings	$453.8	11.7%	$367.0	9.9%

Net earnings per share (EPS) – diluted	$3.85		$3.05
Geographic Net Sales by Origination
Net sales, generally disaggregated by location of the legal entity where the customer’s order was received, were as follows (in millions):

	Year Ended July 31,
	2026	% of net sales	2025	% of net sales
U.S. and Canada	$1,652.0	42.5%	$1,632.3	44.2%
Europe, Middle East and Africa (EMEA)	1,136.0	29.2	1,027.2	27.8
Asia Pacific (APAC)	689.5	17.7	635.7	17.2
Latin America (LATAM)	408.1	10.6	395.7	10.8
Total Company	$3,885.6	100.0%	$3,690.9	100.0%

Net Sales
(1) The impact of foreign currency translation was calculated by translating current fiscal year foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales by segment (in millions):

	July 31, 2025	Sales volume	Pricing	Acquisition	Currency translation	July 31, 2026
Mobile Solutions segment	$2,291.0	$46.8	$39.9	$—	$42.0	$2,419.7
Industrial Solutions segment	1,104.4	(46.3)	28.8	30.3	15.5	1,132.7
Life Sciences segment	295.5	29.0	(1.4)	—	10.1	333.2
Total Company	$3,690.9	$29.5	$67.3	$30.3	$67.6	$3,885.6
Net sales for the year ended July 31, 2026 increased $194.7 million, or 5.3% from fiscal 2025, reflecting higher sales in the Mobile Solutions segment of $128.7 million, or 5.6%, the Life Sciences segment of $37.7 million, or 12.8%, and the Industrial Solutions segment of $28.3 million, or 2.6%. Foreign currency translation increased net sales by $67.6 million, reflecting increases in the Mobile Solutions, Industrial Solutions and Life Sciences segments of $42.0 million, $15.5 million and $10.1 million, respectively. In fiscal 2026, the Company’s net sales increased primarily from favorable foreign currency impacts and net pricing benefits.
Cost of Sales and Gross Margin
Cost of sales for the year ended July 31, 2026 was $2,539.7 million, compared with $2,404.7 million for the year ended July 31, 2025, an increase of $135.0 million, or 5.6%. Gross margin as a percentage of net sales for the year ended July 31, 2026 was 34.6% compared with 34.8% for the year ended July 31, 2025, a decrease of 0.2%. The decrease in gross margin as a percentage of net sales was driven primarily by operational inefficiencies related to shifting Power Generation equipment production to a new point of manufacturing to support customer-specific requirements in Industrial Solutions and costs associated with footprint optimization efforts, partially offset by favorable mix, favorable net pricing and volume leverage.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended July 31, 2026 were $679.2 million, or 17.5% of net sales, compared with $642.2 million, or 17.4% of net sales, for the year ended July 31, 2025, an increase of $37.0 million, or 5.8%. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to an $8.9 million increase in amortization expense from the Facet acquisition, as well as a $4.0 million benefit from the reduction of the Purilogics’ contingent consideration liability in the prior fiscal year that did not repeat in the current fiscal year and the effects of normal inflation, partially offset by ongoing disciplined expense management.

Loss on Impairment of Intangible Assets
There was no loss on impairment of intangible assets for the year ended July 31, 2026, compared to $62.0 million, or 1.6% of net sales, for the year ended July 31, 2025. The fiscal 2025 impairment expense included $46.6 million related to Univercells Technologies, reflecting lower-than-anticipated bioprocessing capital spending, particularly for early-stage assets, while drug development timelines are longer than previously anticipated. The remaining $15.4 million of impairment expense was related to Solaris as market demand for industrial bioreactors had significantly declined.
Gain on Sale of Fixed Assets
Gain on sale of fixed assets for the year ended July 31, 2026 was $9.3 million, or 0.2% of net sales, compared to $1.2 million, or less than 0.1% of net sales, for the year ended July 31, 2025. The increase in gain on sale of fixed assets was driven by the sale of land and a building associated with footprint optimization initiatives.
Research and Development Expenses
Research and development expenses for the year ended July 31, 2026 were $76.1 million, or 2.0% of net sales, compared with $87.8 million, or 2.4% of net sales, for the year ended July 31, 2025, a decrease of $11.7 million, or 13.3%. The decrease in research and development expenses as a percentage of net sales was primarily driven by focused project prioritization.
Non-Operating Items
Interest expense for the year ended July 31, 2026 was $36.0 million, compared with $24.2 million for the year ended July 31, 2025, an increase of $11.8 million, or 48.8%. The increase reflects a higher overall level of debt driven by the Facet acquisition.
Other income, net for the year ended July 31, 2026 was $21.9 million, compared with $21.0 million for the year ended July 31, 2025, an increase of $0.9 million, or 4.3%, driven primarily by higher income from equity investments and joint ventures, partially offset by higher pension expense.
Income Taxes
The effective tax rates were 22.5% and 25.4% for the years ended July 31, 2026 and 2025, respectively. The lower effective tax rate was primarily due to the tax impact resulting from the loss on impairment of intangible assets in the year ended July 31, 2025, as well as an increase in excess tax benefits on stock-based compensation.
Net Earnings
Net earnings for the year ended July 31, 2026 were $453.8 million, compared with $367.0 million for the year ended July 31, 2025, an increase of $86.8 million, or 23.7%. Diluted EPS were $3.85 for the year ended July 31, 2026, compared with $3.05 for the year ended July 31, 2025.
Net earnings were impacted by fluctuations in foreign currency exchange rates. The impact of these fluctuations on net earnings was as follows (in millions):

	Year Ended July 31,
	2026	2025
Prior year net earnings	$367.0	$414.0
Change in net earnings excluding translation	85.0	(46.5)
Impact of foreign currency translation(1)	1.8	(0.5)
Current year net earnings	$453.8	$367.0
(1)The impact of foreign currency translation was calculated by translating current fiscal year foreign currency net earnings into U.S. dollars using the average foreign currency exchange rates for the prior fiscal year.

Restructuring
During fiscal 2026, the Company continued its global footprint and cost optimization actions associated with certain plant closures and other related activities to further improve the operating and manufacturing cost structure, which began in fiscal 2024. These activities resulted in restructuring expenses of $18.3 million, $16.8 million and $6.4 million for the years ended July 31, 2026, 2025 and 2024, respectively. Charges of $17.6 million, $6.5 million and $3.8 million were included in cost of sales in the Consolidated Statements of Earnings for the years ended July 31, 2026, 2025 and 2024, respectively. Charges of $0.7 million, $10.3 million and $2.6 million were included in operating expenses in the Consolidated Statements of Earnings for the years ended July 31, 2026, 2025 and 2024, respectively. As of July 31, 2026 and July 31, 2025, $3.6 million and $7.1 million of accrued expenses were included in accrued employee compensation and related taxes in the Consolidated Balance Sheets, respectively. The activities related to the global footprint action are largely complete and we do not expect to incur a material amount of charges in future periods.
Segment Results of Operations
Net sales and earnings before income taxes were as follows (in millions):

	Year Ended July 31,		2026 VS 2025
	2026	2025	$ Change	% Change
Net sales
Mobile Solutions	$2,419.7	$2,291.0	$128.7	5.6%
Industrial Solutions	1,132.7	1,104.4	28.3	2.6
Life Sciences	333.2	295.5	37.7	12.8
Total Company	$3,885.6	$3,690.9	$194.7	5.3%

Earnings (loss) before income taxes
Mobile Solutions	$467.5	$417.6	$49.9	11.9%
Industrial Solutions	155.6	197.7	(42.1)	(21.3)
Life Sciences	32.3	4.4	27.9	NM
Total Segment	655.4	619.7	35.7	5.8%
Corporate and unallocated(1)	(69.6)	(127.5)	57.9	NM
Total Company	$585.8	$492.2	$93.6	19.0%
(1)Corporate and unallocated includes interest expense and certain corporate expenses determined to be non-allocable to the segments, such as restructuring charges and business development expenses.
NM = Not meaningful
Mobile Solutions Segment
Net sales and earnings before income taxes were as follows (in millions):

	Year Ended July 31,		2026 VS 2025
	2026	2025	$ Change	% Change
Net sales
Off-Road	$379.8	$359.5	$20.3	5.6%
On-Road	103.3	110.6	(7.3)	(6.6)
Aftermarket	1,936.6	1,820.9	115.7	6.4
Total Mobile Solutions segment	$2,419.7	$2,291.0	$128.7	5.6%

Mobile Solutions segment earnings before income taxes	$467.5	$417.6	$49.9	11.9%
Mobile Solutions segment earnings before income taxes % of net sales	19.3%	18.2%	N/A	1.1%

(1) The impact of foreign currency translation was calculated by translating current fiscal year foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales for the Mobile Solutions segment for the year ended July 31, 2026 were $2,419.7 million, compared with $2,291.0 million for the year ended July 31, 2025, an increase of $128.7 million, or 5.6%, driven by a $46.8 million volume increase and a $39.9 million increase from pricing benefits. Foreign currency translation positively impacted net sales for the Mobile Solutions segment by 1.8%. All business units were positively impacted by foreign currency translation.
Net sales of Aftermarket increased $115.7 million due to market share gains and higher vehicle utilization rates in all regions. Net sales of Off-Road increased $20.3 million, reflecting a modest rebound following declines in the prior year. Net sales of On-Road decreased $7.3 million primarily due to a decline in global truck production.
Earnings before income taxes for the Mobile Solutions segment for the year ended July 31, 2026 were $467.5 million, or 19.3% of net sales, an increase from 18.2% of net sales for the year ended July 31, 2025. The increase was driven by leverage from higher volume, favorable mix and strong operational performance.

Industrial Solutions Segment
Net sales and earnings before income taxes were as follows (in millions):

	Year Ended July 31,		2026 VS 2025
	2026	2025	$ Change	% Change
Net sales
Industrial Filtration Solutions (IFS)	$932.6	$914.2	$18.4	2.0%
Aerospace and Defense	200.1	190.2	9.9	5.2
Total Industrial Solutions segment	$1,132.7	$1,104.4	$28.3	2.6%

Industrial Solutions segment earnings before income taxes	$155.6	$197.7	$(42.1)	(21.3)%
Industrial Solutions segment earnings before income taxes % of net sales	13.7%	17.9%	N/A	(4.2)%

(1) The impact of foreign currency translation was calculated by translating current fiscal year foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales for the Industrial Solutions segment for the year ended July 31, 2026 were $1,132.7 million, compared with $1,104.4 million for the year ended July 31, 2025, an increase of $28.3 million, or 2.6%, driven by a $30.3 million increase from the acquisition of Facet and a $28.8 million increase from pricing benefits, partially offset by a $46.3 million decrease in sales volume. Foreign currency translation positively impacted net sales for the Industrial Solutions segment by 1.4%. Both business units were positively impacted by foreign currency translation.
Net sales of IFS increased $18.4 million, driven by net pricing benefits, as well as First Fit project timing in Power Generation. Net sales of Aerospace and Defense increased by $9.9 million, primarily driven by the recent acquisition of Facet, partially offset by project timing within the legacy Aerospace and Defense business.
Earnings before income taxes for the Industrial Solutions segment for the year ended July 31, 2026 were $155.6 million, or 13.7% of net sales, a decrease from 17.9% of net sales for the year ended July 31, 2025. The decrease was driven primarily by operational inefficiencies related to shifting Power Generation equipment production to a new point of manufacturing to support customer-specific requirements and footprint optimization efforts, as well as unfavorable mix in business unit sales.

Life Sciences Segment
Net sales and earnings before income taxes were as follows (in millions):

	Year Ended July 31,		2026 VS 2025
	2026	2025	$ Change	% Change
Life Sciences segment net sales	$333.2	$295.5	$37.7	12.8%
Life Sciences segment earnings before income taxes	$32.3	$4.4	$27.9	NM
Life Sciences segment earnings before income taxes % of net sales	9.7%	1.5%	N/A	8.2%
(1) The impact of foreign currency translation was calculated by translating current fiscal year foreign currency net sales into U.S. dollars using the average foreign currency exchange rates for the prior fiscal year. The impact of currency translation does not change the underlying drivers of revenue shown in this chart.
Net sales for the Life Sciences segment for the year ended July 31, 2026 were $333.2 million, compared with $295.5 million for the year ended July 31, 2025, an increase of $37.7 million, or 12.8%, driven by a $29.0 million volume increase, partially offset by a $1.4 million decrease from pricing. Foreign currency translation positively impacted net sales for the Life Sciences segment by 3.5%. The increase in net sales was driven by strong global sales in Food and Beverage and Disk Drive.
Earnings before income taxes for the Life Sciences segment for the year ended July 31, 2026 were $32.3 million, or 9.7% of net sales, an increase from 1.5% of net sales, for the year ended July 31, 2025. The improvement was driven by leverage from higher volume and favorable product mix.
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

Cash Flow Summary
Cash flows were as follows (in millions):

	July 31,
	2026	2025	$ Change
Net cash provided by (used in):
Operating activities	$493.7	$418.8	$74.9
Investing activities	(879.5)	(150.4)	(729.1)
Financing activities	451.6	(321.7)	773.3
Effect of exchange rate changes on cash	4.2	1.0	3.2
Increase (decrease) in cash and cash equivalents	$70.0	$(52.3)	$122.3
Operating Activities
Cash provided by operating activities for the year ended July 31, 2026 was $493.7 million, compared with $418.8 million for the year ended July 31, 2025, an increase of $74.9 million. The increase in cash provided by operating activities was primarily driven by higher earnings and improved working capital management, including lower cash usage related to inventory, partially offset by an increase in accounts receivable driven by strong sales growth in the fourth quarter.
Investing Activities
Cash used in investing activities for the year ended July 31, 2026 was $879.5 million, compared with $150.4 million for the year ended July 31, 2025, an increase in cash used of $729.1 million. The increase in cash used was primarily due to the acquisition of Facet for $822.6 million.
Financing Activities
Cash provided by financing activities generally relates to the use of cash for payment of dividends and repurchases of the Company’s common stock, net of borrowing activity and proceeds from the exercise of stock options. Cash provided by financing activities for the year ended July 31, 2026 was $451.6 million, compared with cash used in financing activities of $321.7 million for the year ended July 31, 2025. Cash provided in the current year was primarily driven by net proceeds from long-term debt of $642.7 million in the current year to fund the Facet acquisition compared to net proceeds of long-term debt of $123.1 million in the prior year, partially offset by repurchases of the Company’s common stock of $111.2 million and an increase in dividends paid.
To determine the level of dividend and share repurchases, the Company considers recent and projected performance across key financial metrics, including earnings, cash flow from operations and total debt. Dividends paid for the years ended July 31, 2026 and 2025 were $141.2 million and $131.9 million, respectively. Cash paid for share repurchases for the years ended July 31, 2026 and 2025 were $111.2 million and $331.5 million, respectively.
Capital Resources
Additional sources of liquidity are existing cash and available credit facilities. Cash and cash equivalents as of July 31, 2026 was $250.4 million, compared with $180.4 million as of July 31, 2025. A significant portion of the Company’s cash and cash equivalents is held by subsidiaries throughout the world as over half of the Company’s earnings occur outside the U.S. Additionally, the Company has capacity of $494.5 million available for further borrowing under existing credit facilities as of July 31, 2026.

Short-term borrowing capacity as of July 31, 2026 was as follows (in millions):

	European Commercial Paper Program	U.S. Credit Facilities	European Operations Credit Facilities	Rest of the World Credit Facilities	Total
Available short-term credit facilities	$114.9	$100.0	$50.5	$49.7	$315.1
Reductions to borrowing capacity:
Outstanding borrowings	—	44.8	—	—	44.8
Other non-borrowing reductions	—	—	30.2	27.2	57.4
Total reductions	—	44.8	30.2	27.2	102.2
Remaining borrowing capacity	$114.9	$55.2	$20.3	$22.5	$212.9

Weighted average interest rate as of July 31, 2026	N/A	4.53%	N/A	N/A	4.53%
Other non-borrowing reductions include financial instruments such as bank guarantees and foreign exchange instruments.
Long-term borrowing capacity is maintained through a $600.0 million unsecured revolving credit facility. Borrowings against the credit facility are reported on the Consolidated Balance Sheets. Borrowing capacity as of July 31, 2026 was as follows (in millions):

Revolving credit facility	$600.0
Reductions to borrowing capacity:
Outstanding borrowings	310.0
Contingent liability for standby letters of credit	8.4
Total reductions	318.4
Remaining borrowing capacity	$281.6

Weighted average interest rate as of July 31, 2026	4.65%
Certain debt agreements contain financial covenants related to interest coverage and leverage ratios, as well as other non-financial covenants. As of July 31, 2026, the Company was in compliance with all such covenants.
Capital Requirements
The Company’s cash requirements within the next 12 months include short-term borrowings, accounts payable, accrued expenses, income taxes payable, dividends payable, purchase commitments and other current liabilities. Additionally, in fiscal 2027, the Company expects its cash paid for capital expenditures to be between $70 million and $90 million, balanced between investments in new technologies and products across all segments, and making ongoing investments in maintaining and improving the efficiency of the Company’s operational assets.
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

Financial Condition
The Company’s total capitalization components and debt-to-capitalization ratio were as follows (in millions):

	July 31,
	2026	% of total capitalization	2025	% of total capitalization
Short-term borrowings	$44.8	1.5%	$31.2	1.5%
Current maturities of long-term debt	—	—	6.7	0.3
Long-term debt	1,280.0	41.4	630.4	29.7
Total debt	1,324.8	42.9	668.3	31.5

Total stockholders’ equity	1,764.4	57.1	1,453.5	68.5
Total capitalization	$3,089.2	100.0%	$2,121.8	100.0%
As of July 31, 2026, total debt, including short-term borrowings and long-term debt, represented 42.9% of total capitalization, defined as total debt plus total stockholders’ equity, compared with 31.5% as of July 31, 2025.
Long-term debt outstanding as of July 31, 2026 was $1,280.0 million compared with $637.1 million as of July 31, 2025, an increase of $642.9 million. In fiscal 2026, the increase in debt was driven by financing needs for the acquisition of Facet.
The Company financed the Facet acquisition, which closed in the fourth quarter of fiscal 2026, with a combination of cash on hand and proceeds from approximately $820.0 million of new debt, including the $400.0 million Term Loan Facility the Company entered during the third quarter of fiscal 2026. See Notes 2 and 7 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for additional information on financing related to the Facet acquisition.
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

Working capital measurements and analysis were as follows (in millions, except days):

	July 31,
	2026	2025	Change
Accounts receivable, net	$758.1	$662.2	$95.9
Days sales outstanding	63	62	1

Inventories, net	$538.7	$513.6	$25.1
Days inventory outstanding	74	75	(1)

Accounts payable	$378.6	$368.6	$10.0
Days payable outstanding	50	52	(2)

Net cash cycle	87	85	2
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
The outstanding debt relating to AFSI, of which the Company guarantees half, was $31.9 million and $43.9 million as of July 31, 2026 and 2025, respectively. AFSI has $63.0 million in a revolving credit facility which expires in 2027 and $17.0 million in an additional multi-currency revolving credit facility which terminates upon notification of either party. The Company does not believe this guarantee will have a current or future effect on its financial condition, results of operations, liquidity or capital resources.
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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. Goodwill is assessed for impairment annually or if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The Company performed its annual impairment assessment during the third quarter of fiscal 2026. The goodwill impairment assessment is conducted at a reporting unit level, which is one level below the operating segment level and utilizes either a qualitative or quantitative assessment. The Company determined the fair value for all its reporting units was substantially in excess of their respective carrying values and there were no indicators of impairment for any of the reporting units evaluated. An impairment loss would be recognized when the carrying amount of a reporting unit’s net assets exceeds the estimated fair value of the reporting unit.
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
Additionally, benefits of tax return positions are recognized in the Consolidated Financial Statements when the position is more likely than not to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that in the Company’s judgment is greater than 50% likely to be realized. The Company maintains a reserve for uncertain tax benefits that are currently unresolved and routinely monitors the potential impact of such situations. The liability for unrecognized tax benefits, accrued interest and penalties was $24.6 million and $24.7 million as of July 31, 2026 and 2025, respectively.
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
Alternative Assumptions
If the Company were to use alternative assumptions for its pension plans as of July 31, 2026, a one percentage point change in the assumptions would impact fiscal 2026 net periodic benefit cost as follows (in millions):

	+1%	(1)%
Rate of return	$(4.0)	$4.0
Discount rate	$0.1	$—
The Company’s net periodic benefit cost recognized in the Consolidated Statements of Earnings was $5.4 million, $0.5 million and $6.6 million for the years ended July 31, 2026, 2025 and 2024, respectively. While changes to the Company’s pension plan assumptions would not be expected to impact its net periodic benefit cost by a material amount, such changes could significantly impact the Company’s projected benefit obligation.
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
The Company estimates the fair value of acquired customer relationships using the multi-period excess earnings method. This approach is typically applied when cash flows are not directly generated by the asset, but rather, by an operating group which includes the particular asset. Fair value is estimated as the present value of the benefits anticipated from ownership of the asset, in excess of the economic returns required on the investment in contributory assets which are necessary to realize those benefits. The intangible asset’s estimated earnings are determined as the residual earnings after quantifying estimated economic returns from contributory assets. Assumptions used in these calculations include same-customer revenue growth rates, discount rate, estimated earnings and customer attrition rate.
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
These forward-looking statements speak only as of the date such statements are made and are subject to risks and uncertainties that could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed. These factors include, but are not limited to, challenges in global operations; changes in international trade policy; impacts of global economic, industrial and political conditions on product demand; impacts from unexpected events; effects of unavailable raw materials, significant demand fluctuations or material cost changes; inability to attract and retain qualified personnel; inability to meet customer demand; inability to maintain competitive advantages; threats from disruptive technologies; effects of highly competitive markets with pricing pressure; exposure to customer concentration in certain cyclical industries; inability to manage productivity improvements; inability to achieve commitments related to sustainability; results of execution of any acquisition, divestiture and other strategic transactions; risks relating to the Facet acquisition; inability to achieve the intended outcomes of AI technologies development; vulnerabilities associated with information technology systems and security; inability to protect and enforce intellectual property rights; costs associated with governmental laws and regulations; impacts of foreign currency fluctuations; and effects of changes in capital and credit markets. These and other factors are described in Part I, Item 1A, “Risk Factors” of this Annual Report. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.
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
During fiscal 2026, the U.S. dollar was generally weaker than in fiscal 2025 compared with many of the currencies of the foreign countries in which the Company operates. The overall weaker dollar had a positive impact on the Company’s international net sales and net earnings because the foreign denominated revenues translated into more U.S. dollars in many regions around the world. The estimated impact of foreign currency translation for the year ended July 31, 2026 resulted in an overall increase in reported net sales of $67.6 million and an increase in reported net earnings of $1.8 million.
Derivative Fair Value Measurements
The Company enters into derivative instrument agreements, including foreign currency forward contracts and fixed-to-fixed cross currency swap agreements, to manage risk in connection with changes in foreign currency. The Company only enters into derivative instrument agreements with counterparties who have highly rated credit. There is risk the counterparties to derivative contracts will fail to meet their contractual obligations. In order to mitigate counterparty credit risk, the Company only enters into contracts with carefully selected financial institutions based upon their credit ratings and certain other financial factors.

Contract provisions may require the posting of collateral or settlement of the contracts for various reasons, including if the Company’s credit ratings are downgraded below its investment grade credit rating by any of the major credit agencies or for cross default contractual provisions if there is a failure under other financing arrangements related to payment terms or covenants. As of July 31, 2026 and 2025, no collateral was posted.
See Notes 12, 15 and 16 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.
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
Fixed-to-Fixed Cross-Currency Swap Agreements - Net Investment Hedges
The Company uses fixed-to-fixed cross-currency swap agreements to hedge its exposure to adverse foreign currency exchange rate movements for its operations in Europe, all of which are designated as net investment hedges.
Based on the net investment hedges outstanding as of July 31, 2026, a 10% appreciation of the U.S. dollar compared to the Euro, would result in a net gain of $18.2 million in the fair value of these contracts.
Interest Rates
The Company’s exposure to market risk for changes in interest rates primarily relates to debt obligations that are at variable rates, as well as the potential increase in the fair value of long-term debt resulting from a potential decrease in interest rates. As of July 31, 2026, the Company’s financial liabilities with exposure to changes in interest rates consisted of $310.0 million outstanding on the Company’s unsecured revolving credit facility, $400.0 million and $200.0 million of U.S. Dollar denominated variable rate term loans, €80.0 million, or $91.9 million, of a Euro denominated variable rate term loan and ¥1.0 billion, or $6.2 million, of yen denominated variable rate senior notes. As of July 31, 2026, short-term borrowings outstanding consisted of $44.8 million. Assuming a hypothetical 0.5 percentage point increase in short-term interest rates, with all other variables remaining constant, interest expense would have increased approximately $5.3 million in the 12 months ended July 31, 2026. The Company had no interest rate hedging agreements in fiscal year 2026 or 2025. Interest rate changes would also affect the fair value of fixed-rate debt. As of July 31, 2026, the estimated fair values of fixed interest rate long-term debt were $250.8 million compared to the carrying values of $275.0 million. The fair values are estimated by discounting the projected cash flows using the interest rates at which similar amounts of debt could currently be borrowed.
In addition, the Company is exposed to market risk for changes in interest rates for the impact to its qualified defined benefit pension plans. The plans’ projected benefit obligation is inversely related to changes in interest rates. Consistent with published bond indices, in fiscal 2026, the Company increased its weighted average discount rate from 5.60% to 6.04% on its U.S. plans and increased its weighted average discount rate from 4.82% to 5.28% on its non-U.S. plans. To protect against declines in interest rates, the pension plans hold high-quality, long-duration bonds. The rates impact both the projected benefit obligation and the fair value of the plan assets and hence, the funded status of the plans. The plans were overfunded by $32.0 million as of July 31, 2026, since the fair value of the plan assets exceeded the projected benefit obligation.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Donaldson Company, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Donaldson Company, Inc. and its subsidiaries (the “Company”) as of July 31, 2026 and 2025, and the related consolidated statements of earnings, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended July 31, 2026, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of July 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Facet Filtration ("Facet") from its assessment of internal control over financial reporting as of July 31, 2026, because it was acquired by the Company in a purchase business combination during fiscal 2026. We have also excluded Facet from our audit of internal control over financial reporting. Facet is a wholly-owned subsidiary whose total assets (excluding goodwill and intangible assets) and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 2.0% and 0.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended July 31, 2026.

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

Acquisition of Facet - Valuation of Customer Relationships

As described in Notes 2 and 6 to the consolidated financial statements, on May 4, 2026, the Company acquired Facet for cash consideration of $830.2 million. In connection with the acquisition of Facet, the Company recorded a customer relationships intangible asset totaling $191.3 million. Management estimates the fair value of acquired customer relationships using the multi-period excess earnings method. Assumptions used by management in this estimate include same-customer revenue growth rates, discount rate, estimated earnings, and customer attrition rate.

The principal considerations for our determination that performing procedures relating to the valuation of customer relationships acquired in the acquisition of Facet is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer relationships acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's significant assumptions related to discount rate and customer attrition rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management's process for developing the fair value estimate of the customer relationships acquired; (iii) evaluating the appropriateness of the multi-period excess earnings method used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to discount rate and customer attrition rate. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings method and (ii) the reasonableness of the discount rate and customer attrition rate assumptions.

Revenue Recognition - Product Sales

As described in Notes 1 and 3 to the consolidated financial statements, revenue is measured as the amount of consideration the Company expects to receive in exchange for the fulfillment of performance obligations. For most customer contracts, the Company recognizes revenue at a point in time when control of the goods is transferred to the customer. For product sales, control is typically deemed to have transferred in accordance with the shipping terms, either at the time of shipment from the plants or distribution centers or the time of delivery to the customers. The Company’s net sales for the year ended July 31, 2026 were $3,885.6 million, of which a majority pertains to product sales.

The principal considerations for our determination that performing procedures relating to revenue recognition for product sales is a critical audit matter are a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) evaluating revenue recognized by either (a) testing the completeness and accuracy of certain data provided by management, testing the issuance and settlement of invoices and credit memos, and tracing transactions not settled to a detailed listing of accounts receivable or (b) testing revenue transactions, on a sample basis, by obtaining and inspecting source documents, such as contracts, purchase orders, invoices, proof of shipment or delivery, and payment receipts, as applicable and (ii) confirming outstanding customer invoice balances as of July 31, 2026, on a sample basis, and for confirmations not returned, obtaining and inspecting source documents, such as contracts, purchase orders, invoices, proof of shipment or delivery, and subsequent payment receipts, as applicable.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
September 25, 2026

We have served as the Company’s auditor since 2002.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts)

	Year Ended July 31,
	2026	2025	2024
Net sales	$3,885.6	$3,690.9	$3,586.3
Cost of sales	2,539.7	2,404.7	2,311.9
Gross profit	1,345.9	1,286.2	1,274.4
Selling, general and administrative	679.2	642.2	636.7
Loss on impairment of intangible assets	—	62.0	—
Gain on sale of fixed assets	(9.3)	(1.2)	—
Research and development	76.1	87.8	93.6
Operating expenses	746.0	790.8	730.3
Operating income	599.9	495.4	544.1
Interest expense	36.0	24.2	21.4
Other income, net	(21.9)	(21.0)	(12.6)
Earnings before income taxes	585.8	492.2	535.3
Income taxes	132.0	125.2	121.3
Net earnings	$453.8	$367.0	$414.0

Weighted average shares – basic	115.8	118.7	120.7
Weighted average shares – diluted	117.9	120.4	122.6

Net earnings per share – basic	$3.92	$3.09	$3.43
Net earnings per share – diluted	$3.85	$3.05	$3.38
See Notes to Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended July 31,
	2026	2025	2024
Net earnings	$453.8	$367.0	$414.0
Other comprehensive income:
Foreign currency translation income (loss)	19.5	29.6	(24.2)
Pension liability adjustment, net of deferred taxes of $(5.5), $2.3 and $0.8, respectively	16.7	(7.5)	(1.9)
Derivatives:
Loss on hedging derivatives, net of deferred taxes of $0.4, $1.3 and $0.2, respectively	(1.2)	(4.2)	(0.6)
Reclassification of hedging derivatives to net earnings, net of taxes of $0.1, $(0.1) and $0.0, respectively	(0.5)	0.3	0.3
Total derivatives	(1.7)	(3.9)	(0.3)
Net other comprehensive income (loss)	34.5	18.2	(26.4)
Comprehensive income	$488.3	$385.2	$387.6
See Notes to Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

	As of July 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$250.4	$180.4
Accounts receivable, less allowances of $3.2 and $2.9, respectively	758.1	662.2
Inventories, net	538.7	513.6
Prepaid expenses and other current assets	122.5	105.5
Total current assets	1,669.7	1,461.7
Property, plant and equipment, net	633.3	644.5
Goodwill	1,086.8	493.6
Intangible assets, net	304.6	97.4
Other long-term assets	292.4	280.0
Total assets	$3,986.8	$2,977.2

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$44.8	$31.2
Current maturities of long-term debt	—	6.7
Accounts payable	378.6	368.6
Accrued employee compensation and related taxes	152.5	144.3
Income taxes payable	20.5	43.9
Other current liabilities	207.7	162.5
Total current liabilities	804.1	757.2
Long-term debt	1,280.0	630.4
Non-current income taxes payable	19.0	19.0
Deferred income taxes	28.3	10.5
Other long-term liabilities	91.0	106.6
Total liabilities	2,222.4	1,523.7

Commitments and contingencies (Note 18)

Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $5.00 par value, 240,000,000 shares authorized, 151,643,194 shares issued	758.2	758.2
Additional paid-in capital	44.6	35.8
Retained earnings	2,920.3	2,610.1
Accumulated other comprehensive loss	(146.2)	(180.7)
Treasury stock, 35,649,047 and 35,600,740 shares, respectively, at cost	(1,812.5)	(1,769.9)
Total stockholders’ equity	1,764.4	1,453.5
Total liabilities and stockholders’ equity	$3,986.8	$2,977.2
See Notes to Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended July 31,
	2026	2025	2024
Operating Activities
Net earnings	$453.8	$367.0	$414.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	106.0	99.5	98.4
Equity in earnings of affiliates, net of distributions	(8.0)	(3.6)	(4.7)
Deferred income taxes	(0.3)	(24.0)	(24.3)
Stock-based compensation expense	24.7	24.0	22.0
Loss on impairment of intangible assets	—	62.0	—
Gain on sale of fixed assets	(9.3)	(1.2)	—
Other, net	9.8	(4.7)	3.7
Changes in operating assets and liabilities, excluding effect of acquired businesses:
Accounts receivable, net	(75.1)	(21.4)	(39.4)
Inventories, net	0.8	(32.2)	(65.6)
Prepaid expenses and other current assets	(12.5)	6.3	(28.3)
Accounts payable	(2.0)	(5.5)	80.3
Income taxes payable	(25.7)	(34.4)	4.4
Accrued employee compensation and related taxes and other current liabilities	31.5	(13.0)	32.0
Net cash provided by operating activities	493.7	418.8	492.5

Investing Activities
Purchases of property, plant and equipment	(67.4)	(78.9)	(85.6)
Proceeds from sale of property, plant and equipment	10.5	2.1	0.7
Equity investment	—	(71.2)	—
Acquisitions, net of cash acquired	(822.6)	(2.4)	(2.0)
Net cash used in investing activities	(879.5)	(150.4)	(86.9)

Financing Activities
Proceeds from long-term debt	858.9	388.1	119.7
Repayments of long-term debt	(216.2)	(265.0)	(228.8)
Change in short-term borrowings	13.7	1.2	(5.7)
Purchase of treasury stock	(111.2)	(331.5)	(162.7)
Payment of contingent consideration	(2.3)	(5.5)	(1.7)
Dividends paid	(141.2)	(131.9)	(122.8)
Tax withholding for stock compensation transactions	(6.0)	(5.7)	(8.0)
Exercise of stock options	55.9	28.6	54.1
Net cash provided by (used in) financing activities	451.6	(321.7)	(355.9)
Effect of exchange rate changes on cash	4.2	1.0	(4.1)
Increase (decrease) in cash and cash equivalents	70.0	(52.3)	45.6
Cash and cash equivalents, beginning of year	180.4	232.7	187.1
Cash and cash equivalents, end of year	$250.4	$180.4	$232.7

Supplemental Cash Flow Information
Income taxes paid	$160.9	$176.2	$147.8
Interest paid	$33.1	$22.2	$23.4
Supplemental Disclosure of Non-Cash Operating and Investing Transactions
Accrued property, plant and equipment additions	$10.0	$10.7	$14.2
Leased assets obtained in exchange for new operating lease liabilities	$22.2	$24.0	$22.7
See Notes to Consolidated Financial Statements.

DONALDSON COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance July 31, 2023	$758.2	$24.8	$2,087.8	$(172.5)	$(1,377.6)	$1,320.7
Comprehensive income
Net earnings			414.0			414.0
Foreign currency translation				(24.2)		(24.2)
Pension liability adjustment, net of deferred taxes				(1.9)		(1.9)
Losses on hedging derivatives, net of deferred taxes				(0.6)		(0.6)
Reclassification of losses on hedging derivatives to net earnings				0.3		0.3
Comprehensive income						387.6
Treasury stock acquired					(163.3)	(163.3)
Stock options exercised		(6.4)			59.4	53.0
Stock compensation expense		21.8			0.2	22.0
Deferred stock and other activity		(13.4)	0.6		6.8	(6.0)
Dividends declared ($1.04 per share)			(124.9)			(124.9)
Balance July 31, 2024	758.2	26.8	2,377.5	(198.9)	(1,474.5)	1,489.1
Comprehensive income
Net earnings			367.0			367.0
Foreign currency translation				29.6		29.6
Pension liability adjustment, net of deferred taxes				(7.5)		(7.5)
Losses on hedging derivatives, net of deferred taxes				(4.2)		(4.2)
Reclassification of losses on hedging derivatives to net earnings				0.3		0.3
Comprehensive income						385.2
Treasury stock acquired					(333.6)	(333.6)
Stock options exercised		(4.1)			32.5	28.4
Stock compensation expense		23.9			0.1	24.0
Deferred stock and other activity		(10.8)	(0.2)		5.6	(5.4)
Dividends declared ($1.14 per share)			(134.2)			(134.2)
Balance July 31, 2025	758.2	35.8	2,610.1	(180.7)	(1,769.9)	1,453.5
Comprehensive income
Net earnings			453.8			453.8
Foreign currency translation				19.5		19.5
Pension liability adjustment, net of deferred taxes				16.7		16.7
Losses on hedging derivatives, net of deferred taxes				(1.2)		(1.2)
Reclassification of gains on hedging derivatives to net earnings				(0.5)		(0.5)
Comprehensive income						488.3
Treasury stock acquired					(108.5)	(108.5)
Stock options exercised		(4.9)			60.5	55.6
Stock compensation expense		24.4			0.3	24.7
Deferred stock and other activity		(10.7)	(0.1)		5.1	(5.7)
Dividends declared ($1.24 per share)			(143.5)			(143.5)
Balance July 31, 2026	$758.2	$44.6	$2,920.3	$(146.2)	$(1,812.5)	$1,764.4
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
The Company’s joint ventures are not majority-owned and are accounted for under the equity method. The Company is party to joint ventures with Advanced Filtration Systems Inc. (AFSI) and PT Panata Jaya Mandiri (PTPJM), as well as a non-controlling interest in Medica S.p.A. (Medica), all of which are considered related parties. The investment and earnings from joint ventures are not material. The Company purchased approximately $35.8 million and $35.0 million from PTPJM in fiscal 2026 and 2025, respectively. The Company did not have material sales or purchases with any other joint ventures.
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
Operating Environment
Foreign Currency Translation
For most foreign operations, local currencies are considered the functional currency. Assets and liabilities of non-U.S. dollar functional currency entities are translated to U.S. dollars at fiscal year end exchange rates and the resulting gains and losses arising from the translation of net assets located outside the U.S. are recorded as a cumulative translation adjustment, a component of accumulated other comprehensive loss on the Consolidated Balance Sheets. Elements of the Consolidated Statements of Earnings are translated at average exchange rates in effect during the fiscal year. Foreign currency transaction losses are included in other income, net in the Consolidated Statements of Earnings and were $2.3 million, $2.5 million and $1.7 million in the years ended July 31, 2026, 2025 and 2024, respectively.
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
The Company does not pay upfront sales commissions on contracts when the related contract period is greater than one year and thus has not capitalized any amounts as of July 31, 2026 and 2025, see Note 3.
Shipping and Handling
Shipping and handling costs on products sold of $103.4 million, $95.3 million and $91.5 million are classified as a component of selling, general and administrative expenses in the Consolidated Statements of Earnings for the years ended July 31, 2026, 2025 and 2024, respectively.
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
Factoring Arrangements
The Company has agreements with financial institutions to sell certain trade receivables from customers without recourse. The Company accounts for trade receivable transfers as sales and de-recognizes the sold receivables from the Consolidated Balance Sheets. During fiscal 2026 and 2025, the Company sold receivables under factoring agreements of $117.3 million and $86.1 million, respectively. Costs incurred on these sales during the years ended July 31, 2026 and 2025 were $5.0 million and $4.1 million, respectively, and are included in the cost of sales within the Consolidated Statements of Earnings. Cash received from selling receivables in fiscal 2026 and 2025 of $112.3 million and $82.0 million, respectively, is presented as a change in accounts receivable within the operating section of the Consolidated Statements of Cash Flow.
Inventories
Inventories are stated at the lower of cost and net realizable value. U.S. inventories are valued using the last-in, first-out (LIFO) method while the non-U.S. inventories are valued using the first-in, first-out (FIFO) method. Inventories valued at LIFO were approximately 33.6% and 34.4% of total inventories as of July 31, 2026 and 2025, respectively. For inventories valued under the LIFO method, the FIFO cost exceeded the LIFO carrying values by $61.5 million and $60.3 million as of July 31, 2026 and 2025, respectively. Results of operations for all periods presented were not materially affected by the liquidation of LIFO inventory.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Additions, improvements or major renewals are capitalized while expenditures that do not enhance or extend the asset’s useful life are expensed as incurred. Depreciation is computed using the straight-line method. Depreciation expense was $87.1 million, $85.6 million and $82.8 million in the years ended July 31, 2026, 2025 and 2024, respectively. The estimated useful lives of property, plant and equipment are three to 50 years for buildings, including building improvements and three to 13 years for machinery and equipment, see Note 5.
Internal-Use Software and Cloud Computing Arrangements
The Company capitalizes direct costs of materials and services used in the development and purchase of internal-use software. Amounts capitalized are amortized on a straight-line basis over a period of two to 10 years and are reported as a component of property, plant and equipment.

The Company capitalizes certain costs incurred during the application development stage of implementation of internal-use software in cloud computing arrangements. Amounts capitalized are amortized on a straight-line basis over a period of two to 10 years and are reported as a component of other long-term assets.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. Goodwill is assessed for impairment annually or if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The Company performed its annual impairment assessment during the third quarter of fiscal 2026. The goodwill impairment assessment is conducted at a reporting unit level, which is one level below the operating segment level and utilizes either a qualitative or quantitative assessment. The Company determined the fair value for all its reporting units was substantially in excess of their respective carrying values and there were no indicators of impairment for any of the reporting units evaluated. An impairment loss would be recognized when the carrying amount of a reporting unit’s net assets exceeds the estimated fair value of the reporting unit, see Note 6.
Intangible assets, comprised primarily of customer relationships, trademarks, technology and patents and non-compete agreements, are amortized on a straight-line basis over their estimated useful lives of 15 months to 22 years.
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
Although no impairment charges were recorded for the year ended July 31, 2026, the Company identified a triggering event related to certain asset groups and performed a valuation of certain long-lived intangible assets in accordance with ASC 360, Impairment and Disposal of Long-Lived Assets. The Company used a discounted cash flow analysis to estimate the fair value of each long-lived asset group and concluded that no impairment charge was required.
In fiscal 2025, the Company identified a triggering event related to certain asset groups and performed a valuation of certain long-lived intangible assets in accordance with ASC 360, Impairment and Disposal of Long-Lived Assets. The Company used a discounted cash flow analysis to estimate the fair value of each long-lived asset group. As a result of the valuation, the Company recorded $62.0 million of impairment expense related to intangible assets in the Company’s bioprocessing businesses within the Life Sciences segment during the third quarter of fiscal 2025. The impairment expense was included in Loss on impairment of intangible assets in the Consolidated Statements of Earnings. Of the impairment expense, $46.6 million was related to Univercells Technologies, reflecting lower-than-anticipated bioprocessing capital spending, particularly for early-stage assets, while drug development timelines are longer than previously anticipated. The remaining $15.4 million of impairment expense was related to Solaris as market demand for industrial bioreactors had significantly declined. There were no other indicators of impairment or impairment charges recorded for the year ended July 31, 2025.
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
Net Investment Hedges
The Company uses fixed-to-fixed cross-currency swap agreements to hedge its exposure to adverse foreign currency exchange rate movements for its operations in Europe. The Company has elected the spot method for designating these contracts as net investment hedges. The maturity dates range from 2027 to 2030, see Notes 12, 15 and 16.
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

New Significant Accounting Standard Recently Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), “Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU is applicable beginning with annual reporting for the Company’s fiscal 2026 and interim reporting for the first quarter of the Company’s fiscal 2027. The Company prospectively adopted ASU 2023-09 in the fourth quarter of fiscal 2026 for its fiscal year ended July 31, 2026.
The Company determined that all other accounting standards effective as of August 1, 2026 were either not applicable or not material to its financial statements.
New Significant Accounting Standards Not Yet Adopted
The Company considers the applicability and impact of the FASB’s ASUs issued but not yet adopted.
In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): “Targeted Improvements to the Accounting for Internal-Use Software”, which modernizes the guidance for the capitalization of internal-use software, specifically by introducing a more judgment-based approach. Under this guidance, capitalization for internal-use software costs begins when management has authorized and committed to funding the project and it is probable the project will be completed, and the software will be used to perform the intended function. This guidance is effective for fiscal years beginning after December 15, 2027, with early adoption permitted, and can be applied on a prospective basis, a modified basis for in-process projects, or a retrospective basis. This ASU is applicable beginning with annual reporting for the Company’s fiscal 2029 and interim reporting for the first quarter of the Company’s fiscal 2030. The Company is in the process of evaluating the impact of the ASU on its related disclosure.
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
The Company determined all other accounting standards issued but not effective as of August 1, 2026 were either not applicable or not material to the Company’s financial statements.
Note 2. Acquisitions and Equity Method Investments
Acquisitions
On May 4, 2026, the Company acquired 100% of Filtration Group’s Facet Filtration business (Facet), consisting of Facet (Oklahoma) LLC and Facet Netherlands B.V., in an all-cash transaction valued at $820.0 million, for cash consideration of $830.2 million. As part of this transaction, the Company issued $820.0 million of new debt, increasing total long-term debt outstanding for the Company to approximately $1.3 billion as of July 31, 2026, and remained in compliance with all applicable financial covenants. The new debt incurred in the fourth quarter of fiscal 2026 was at a rate of 4.65%. The new debt bears interest at a variable rate based on Term SOFR plus a spread that is based on the Company’s Leverage Ratio as defined by the agreements.
Facet offers fuel and fluid filtration solutions for mission-critical applications primarily in aerospace and defense, as well as power generation, strengthening the Company’s position in durable end markets. Headquartered in Tulsa, Oklahoma, Facet has approximately 250 employees across the U.S. and Europe with key manufacturing locations in Oklahoma and Spain. The Company accounted for the acquisition under the acquisition method of accounting for business combinations.

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
The Company estimates the fair value of acquired customer relationships using the multi-period excess earnings method. This approach is typically applied when cash flows are not directly generated by the asset, but rather, by an operating group which includes the particular asset. Fair value is estimated as the present value of the benefits anticipated from ownership of the asset, in excess of the economic returns required on the investment in contributory assets which are necessary to realize those benefits. The intangible asset’s estimated earnings are determined as the residual earnings after quantifying estimated economic returns from contributory assets. Assumptions used in these calculations include same-customer revenue growth rates, discount rate, estimated earnings and customer attrition rate.
The Company assigned the fair values to the net assets acquired resulting in $587.4 million for goodwill and $225.6 million for intangible assets, the amortization of which is not deductible for tax purposes, resulting in a deferred tax liability of $18.2 million and a deferred tax asset of $0.4 million. The purchase price allocation for this acquisition is preliminary. Any measurement period adjustments identified during the one-year period following the acquisition date will be recorded retrospectively to the acquisition date. The Company will disclose the nature and amount of any measurement-period adjustments recognized in subsequent periods. Net sales of Facet were included in the Consolidated Statements of Earnings for the three months ended July 31, 2026.

Purchase Price Summary
The purchase consideration was preliminarily allocated to assets acquired and liabilities assumed based on their respective estimated fair values as of the date of acquisition. The components of the Facet acquisition, net of cash acquired, as of the acquisition date were as follows (in millions):

2026
Assets Acquired:
Cash	$7.6
Accounts receivable, net	18.1
Inventories, net	15.8
Property, plant and equipment, net	6.3
Goodwill	587.4
Intangible assets:
Trademarks	19.1
Customer relationships	191.3
Other intangible assets	15.2
Total intangible assets	225.6
Deferred tax asset	0.4
Other assets	6.8
Total assets acquired	868.0

Liabilities Assumed:
Accounts payable	6.4
Deferred revenue	6.2
Deferred tax liability	18.2
Other liabilities	7.0
Total liabilities assumed	37.8
Net assets acquired	$830.2

Total purchase price	$830.2
Cash acquired	(7.6)
Total acquisition, net of cash acquired	$822.6
The Company recorded intangible assets with an aggregate fair value of $225.6 million, consisting of customer relationships totaling $191.3 million with a 13 year useful life, trademarks totaling $19.1 million with a 10 year useful life and other intangibles totaling $15.2 million with useful lives ranging from 15 months to 10 years. In total, the acquired intangible assets had a weighted-average amortization period of 12.2 years.
The excess of the purchase consideration over the fair values of net tangible and identifiable assets acquired was recorded as goodwill in the Industrial Solutions segment. The Company believes the goodwill balance associated with the business combination is primarily attributed to the benefit of access to durable, growing end markets and recurring, regulated replacement part sales with accretive margins. The goodwill is not deductible for tax purposes.
Acquisition-related costs, recorded as general and administrative expenses, associated with the Facet acquisition were $8.6 million during the fiscal year ended July 31, 2026.
The post-closing operating results of Facet have been included in our consolidated financial statements. For the period from May 4, 2026 through July 31, 2026, the Company’s Consolidated Statements of Earnings include Facet revenue of $30.3 million and earnings before taxes of $0.1 million, including $8.9 million of amortization expense, for the year ended July 31, 2026. Pro forma information is not presented for the Facet acquisition because the effects of the acquisition are not material to the Company’s consolidated financial statements.
There were no other material acquisitions in fiscal 2026 and no material acquisitions in fiscal 2025.

Equity Method Investments
In fiscal 2025, the Company acquired a 49% non-controlling stake in Medica, headquartered in Medolla, Italy, for cash consideration of approximately €62.1 million, or $67.9 million and capitalized transaction costs of approximately €5.1 million, or $5.8 million. Medica is a leader in hollow fiber membrane filtration technology for medical applications and water purification. The Company has the option to acquire the remaining 51% stake in fiscal 2030. The investment is accounted for under the equity method of accounting. The earnings from the investment were not material for the year ended July 31, 2026 or July 31, 2025, respectively.
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
Revenue Disaggregation
Net sales, generally disaggregated by location where the customer’s order was placed, were as follows (in millions):

	Year Ended July 31,
	2026	2025	2024
U.S. and Canada	$1,652.0	$1,632.3	$1,583.1
Europe, Middle East and Africa (EMEA)	1,136.0	1,027.2	1,012.9
Asia Pacific (APAC)	689.5	635.7	601.5
Latin America (LATAM)	408.1	395.7	388.8
Total net sales	$3,885.6	$3,690.9	$3,586.3
See Note 19 for net sales disaggregated by segment and business unit.
Contract Assets and Liabilities
The satisfaction of performance obligations and the resulting recognition of revenue typically correspond with billing of the customer. In limited circumstances, the customer may be billed at a time later than when revenue is recognized, resulting in contract assets, which are reported in other current assets on the Consolidated Balance Sheets. Contract assets were $22.0 million and $24.3 million as of July 31, 2026 and 2025, respectively. In other limited circumstances, the customer may make a payment at a time earlier than when revenue is recognized and prior to the satisfaction of performance obligations, resulting in contract liabilities, which are reported in other current liabilities on the Consolidated Balance Sheets. Contract liabilities were $29.0 million and $20.8 million as of July 31, 2026 and 2025, respectively.
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
Note 4. Inventories, Net
The components of inventories, net were as follows (in millions):

	July 31,
	2026	2025
Raw materials	$174.2	$175.5
Work in process	67.3	69.6
Finished products	297.2	268.5
Total inventories, net	$538.7	$513.6

Note 5. Property, Plant and Equipment, Net
The components of property, plant and equipment, net were as follows (in millions):

	July 31,
	2026	2025
Land	$30.1	$29.5
Buildings	517.6	493.8
Machinery and equipment	1,127.9	1,118.6
Computer software	124.4	129.5
Construction in progress	34.3	31.5
Less accumulated depreciation	(1,201.0)	(1,158.4)
Total property, plant and equipment, net	$633.3	$644.5
Note 6. Goodwill and Intangible Assets
Goodwill
The Company allocates goodwill to reporting units within its Mobile Solutions, Industrial Solutions and Life Sciences segments. There were no dispositions or impairment charges recorded during the years ended July 31, 2026, 2025 and 2024. Goodwill is assessed for impairment annually during the third quarter of the fiscal year, or more frequently if events or changes in circumstances indicate the asset may be impaired. The Company performed its annual impairment assessment during the third quarter of fiscal 2026 and did not record any impairment as a result of this assessment.
Goodwill by reportable segment was as follows (in millions):

	Mobile Solutions Segment	Industrial Solutions Segment	Life Sciences Segment	Total Goodwill
Balance as of July 31, 2024	$25.4	$289.9	$163.1	$478.4
Goodwill acquired	—	3.2	—	3.2
Foreign exchange translation	—	5.1	6.9	12.0
Balance as of July 31, 2025	$25.4	$298.2	$170.0	$493.6
Goodwill acquired	—	587.4	—	587.4
Foreign exchange translation	0.3	5.1	0.4	5.8
Balance as of July 31, 2026	$25.7	$890.7	$170.4	$1,086.8
During the fourth quarter of fiscal year 2026, $587.4 million of goodwill within the Industrial Solutions segment was acquired through the acquisition of Facet. The Company believes the goodwill balance associated with the business combination is primarily attributed to the benefit of access to durable, growing end markets and recurring, regulated replacement part sales with accretive margins. See Note 2 for additional information.

Intangible Assets
Intangible asset classes were as follows (in millions):

	Year Ended July 31, 2026
	Weighted Amortizable Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	12.1	$265.0	$(50.5)	$214.5
Trademarks	9.5	23.2	(3.2)	20.0
Technology and patents	15.8	81.5	(22.2)	59.3
Non-compete agreements	3.2	1.2	(0.8)	0.4
Other	5.5	16.1	(5.7)	10.4
Total intangible assets		$387.0	$(82.4)	$304.6

	Year Ended July 31, 2025
	Weighted Amortizable Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	8.5	$74.7	$(43.7)	$31.0
Trademarks	6.7	3.8	(2.0)	1.8
Technology and patents	16.6	82.9	(19.1)	63.8
Non-compete agreements	2.9	2.5	(1.7)	0.8
Total intangible assets		$163.9	$(66.5)	$97.4
In connection with the acquisition of Facet during fiscal 2026, the Company recorded intangible assets with an aggregate fair value of $225.6 million, consisting of customer relationships totaling $191.3 million with a 13 year useful life, trademarks totaling $19.1 million with a 10 year useful life and other intangibles totaling $15.2 million with useful lives ranging from 15 months to 10 years. See Note 2 for additional information.
In the third quarter of fiscal 2025, the Company identified a triggering event related to certain asset groups and performed a valuation of certain long-lived intangible assets in accordance with ASC 360, Impairment and Disposal of Long-Lived Assets. The Company used a discounted cash flow analysis to estimate the fair value of each long-lived asset group. Estimates and assumptions are utilized in the valuations, including discounted projected cash flows, earnings before interest, taxes, depreciation and amortization margins, terminal value growth rates, revenue growth rates, discount rates and the determination of comparable publicly traded companies. As a result of the valuation, the Company recorded $62.0 million of impairment expense related to intangible assets in the Company’s bioprocessing businesses within the Life Sciences segment, including $53.1 million of impairment expense related to technology and patents, $7.7 million of impairment expense related to trademarks, $1.0 million of impairment expense related to customer relationships and $0.2 million of impairment expense related to non-compete agreements. The impairment expense was included in loss on impairment of intangible assets in the Consolidated Statements of Earnings. Of the impairment expense, $46.6 million was related to Univercells Technologies, reflecting lower-than-anticipated bioprocessing capital spending, particularly for early-stage assets, while drug development timelines are longer than previously anticipated. The remaining $15.4 million of impairment expense was related to Solaris as market demand for industrial bioreactors had significantly declined.

The Company recognized a foreign currency translation loss of $1.1 million in fiscal 2026 and a translation gain of $3.0 million in fiscal 2025.
Intangible asset amortization expense was $18.9 million, $13.9 million and $15.7 million for fiscal 2026, 2025 and 2024, respectively and is included in operating expenses in the Consolidated Statements of Earnings. Amortization expense relating to existing intangible assets as of July 31, 2026 was as follows (in millions):

2027	$31.2
2028	25.9
2029	24.7
2030	24.3
2031	24.2
Thereafter	174.3
Total amortization expense	$304.6

Note 7. Short-Term Borrowings and Long-Term Debt
Short-Term Borrowings
Short-term borrowings were as follows (in millions):

	European Commercial Paper Program		U.S. Credit Facilities		European Operations Credit Facilities		Rest of the World Credit Facilities		Total
	Year Ended July 31,
	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Available credit facilities	$114.9	$114.5	$100.0	$100.0	$50.5	$50.3	$49.7	$52.7	$315.1	$317.5
Reductions to borrowing capacity:
Outstanding borrowings	—	—	44.8	31.2	—	—	—	—	44.8	31.2
Other non-borrowing reductions	—	—	—	—	30.2	30.1	27.2	28.7	57.4	58.8
Total reductions	—	—	44.8	31.2	30.2	30.1	27.2	28.7	102.2	90.0
Remaining borrowing capacity	$114.9	$114.5	$55.2	$68.8	$20.3	$20.2	$22.5	$24.0	$212.9	$227.5

Weighted average interest rate as of July 31, 2026 and 2025	N/A	N/A	4.53%	5.20%	N/A	N/A	N/A	N/A	4.53%	5.20%
Other non-borrowing reductions include financial instruments such as bank guarantees and foreign currency exchange instruments. Commitment fees for the years ended July 31, 2026 and 2025 were not material.

Long-Term Debt
Long-term debt was as follows:

					Interest Rate		Outstanding Balance (in millions)
Financial Instrument	Fixed or Variable	Amount		Maturity Date	July 31, 2026	July 31, 2025	July 31, 2026		July 31, 2025
Unsecured term loan	Variable	$400.0	million	May 04, 2029	4.65%	N/A	400.0		—
Unsecured term loan	Variable	$200.0	million	June 12, 2028	4.82%	5.57%	200.0		200.0
Unsecured senior notes	Fixed	$125.0 million		June 17, 2030	3.18%	3.18%	125.0		125.0
Unsecured senior notes	Fixed	$100.0 million		August 5, 2031	2.50%	2.50%	100.0		100.0
Unsecured revolving credit facility	Variable	$600.0 million		June 12, 2030	4.65%	5.44%	310.0		60.0
Unsecured term loan	Variable	€80.0 million		March 26, 2029	3.26%	2.83%	91.9		91.6
Unsecured senior notes	Fixed	$50.0 million		November 5, 2028	2.12%	2.12%	50.0		50.0
Unsecured term loan	Variable	¥1.0	billion	July 31, 2028	1.75%	1.28%	6.2		6.7
Unsecured term loan	Variable	¥1.0	billion	July 15, 2026	N/A	1.20%	—		6.7
Debt issuance costs, net							(3.1)		(2.9)
Subtotal							1,280.0	—	637.1
Less current maturities							—		(6.7)
Total long-term debt							$1,280.0		$630.4
During the third quarter of fiscal 2026, the Company entered into a Term Loan Credit Agreement that created a new three-year committed, unsecured, delayed draw term loan credit facility in the amount of $400.0 million. The new debt bears interest at a variable rate based on Term SOFR plus a spread that is based on the Company’s Leverage Ratio as defined by the agreements.
During the fourth quarter of fiscal 2025, the Company entered into an amendment to its $500.0 million revolving credit facility. The amendment provides for the following modifications to the existing agreement: (i) the maturity date of the revolving credit facility was extended from May 21, 2026 to June 12, 2030, (ii) the aggregate revolving credit limit was increased from $500.0 million to $600.0 million, (iii) a new term loan facility was added in the amount of $200.0 million with a maturity date of June 12, 2028, which was fully advanced on the closing date, (iv) the revolving credit facility was repaid in part with the proceeds of the term loan facility, and (v) the incremental credit facility option was increased from $250.0 million to $350.0 million and may be in the form of an increase to the revolving credit facility and/or incremental term loans. The Company’s $600.0 million revolving credit facility is with a group of lenders and allows for borrowings in multiple currencies. The interest rate is calculated using the appropriate benchmark rate plus the applicable rate, which varies depending on the Company’s leverage ratio and the applicable benchmark rate. The borrowing availability can be reduced or terminated early at the option of the Company. The Company can request to increase the revolving credit facility by up to $350.0 million through an accordion feature, subject to terms of the credit facility agreement, including written notification and lender acceptance. Borrowings are automatically rolled over until the credit facility maturity date, unless the agreement is terminated early or the Company is found to be in default. The total facility includes a commitment fee of 0.08% to 0.25%, depending on the Company’s leverage ratio. Certain debt agreements contain financial covenants related to interest coverage and leverage ratios, as well as other non-financial covenants. As of July 31, 2026, the Company was in compliance with all such covenants.
The Company has long-term borrowing capacity of $281.6 million available for further borrowing under the existing credit facility as of July 31, 2026. The remaining borrowing capacity has been reduced for standby letters of credit as discussed in Note 17.

Future maturities of the Company’s long-term debt as of July 31, 2026, by fiscal year of maturity, were as follows (in millions):

2027	$—
2028	206.2
2029	541.9
2030	435.0
2031	—
Thereafter	100.0
Total future maturities payments	1,283.1
Less debt issuance costs, net	(3.1)
Total future maturities payments, net of debt issuance costs	$1,280.0
Note 8. Income Taxes
The components of earnings before income taxes were as follows (in millions):

	Year Ended July 31,
	2026	2025	2024
U.S.	$226.2	$245.5	$233.4
Foreign	359.6	246.7	301.9
Total	$585.8	$492.2	$535.3
The components of the provision for income taxes were as follows (in millions):

	Year Ended July 31,
	2026	2025	2024
Current
Federal	$22.9	$52.0	$47.2
State	7.5	9.2	8.8
Foreign	101.9	88.0	89.6
Total current	132.3	149.2	145.6

Deferred
Federal	0.2	(13.5)	(16.1)
State	(0.3)	(1.3)	(1.7)
Foreign	(0.2)	(9.2)	(6.5)
Total deferred	(0.3)	(24.0)	(24.3)
Total provision for income taxes	$132.0	$125.2	$121.3
The components of income taxes paid, net of refunds, were as follows (in millions):

Year Ended July 31,
2026
Federal	$47.1
State	10.1
Foreign	103.7
Total	$160.9

Income taxes paid, net of refunds, exceeded 5 percent of total income taxes paid, net of refunds, in the following jurisdictions (in millions):

Year Ended July 31,
2026
Mexico	$22.6
China	$12.0
Income taxes paid, net of refunds for the fiscal years ended July 31, 2025 and 2024, were $176.2 million and $147.8 million, respectively.
The reconciliation of the U.S. statutory federal income tax rate with the effective income tax rate after the adoption of ASU 2023-09 was as follows (in millions):

	Year Ended July 31,
	2026
U.S. statutory federal income tax rate	$123.0	21.0%
Domestic state and local income taxes, net of federal tax effect (1)	5.3	0.9%
Foreign tax effects	26.4	4.5%
Effect of changes in tax laws or rates enacted in the current period	—	—%
Effect of cross-border tax laws
Foreign tax credit on withholding taxes	(8.3)	(1.4)%
Foreign derived intangible income	(4.8)	(0.8)%
Other	(4.0)	(0.7)%
Tax credits	(1.9)	(0.3)%
Changes in valuation allowances	1.1	0.2%
Nontaxable or nondeductible items
Tax benefits on stock-based compensation	(8.1)	(1.4)%
Other	3.1	0.5%
Changes in unrecognized tax benefits	0.2	—%
Effective income tax rate	$132.0	22.5%
(1)     The state and local jurisdictions comprising the majority (greater than 50 percent) of the tax effect in this category include Illinois, California, Texas and Indiana.
The reconciliation of the U.S. statutory federal income tax rate with the effective income tax rate prior to the adoption of ASU 2023-09 was as follows:

	Year Ended July 31,
	2025	2024
U.S. statutory federal income tax rate	21.0%	21.0%
State income taxes	1.8	1.2
Foreign operations	2.5	2.7
Global intangible low tax income	0.2	0.2
Foreign derived intangible income	(1.5)	(1.3)
Research and development credit	(1.0)	(0.9)
Change in unrecognized tax benefits	0.2	1.2
Tax benefits on stock-based compensation	(0.9)	(1.2)
Change in valuation allowance related to impairment	2.6	—
Other	0.5	(0.2)
Effective income tax rate	25.4%	22.7%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities were as follows (in millions):

	July 31,
	2026	2025
Deferred tax assets
Accrued expenses	$18.9	$14.6
Compensation and retirement plans	24.5	30.4
Capitalization of R&D costs	44.5	42.1
Net operating loss (NOL) and tax credit carryforwards	33.5	26.7
Operating lease assets	14.5	15.5
Other	10.0	12.6
Gross deferred tax assets	145.9	141.9
Valuation allowance	(32.3)	(30.0)
Deferred tax assets, net of valuation allowance	113.6	111.9
Deferred tax liabilities
Depreciation and amortization	(80.0)	(55.9)
Operating lease liabilities	(13.2)	(15.1)
Other	(5.1)	(2.8)
Deferred tax liabilities	(98.3)	(73.8)
Net deferred tax asset	$15.3	$38.1
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted into U.S. law, which primarily modified tax provisions from the 2017 Tax Cuts and Jobs Act. The provisions within the OBBBA have staggered effective dates to be phased in between fiscal years 2025 and 2027. The provisions that became effective during the current fiscal year did not have a significant impact on our Consolidated Financial Statements. The Company continues to evaluate the future impact of OBBBA provisions effective beginning in fiscal year 2027.
The activity in the NOL and tax credit valuation allowances was as follows (in millions):

	Year Ended July 31,
	2026	2025	2024
Balance as of beginning of year	$(22.7)	$(9.1)	$(6.4)
Additions charged to costs and expenses	(5.2)	(14.0)	(3.6)
Deductions from reserves	0.3	0.4	0.9
Balance as of end of year	$(27.6)	$(22.7)	$(9.1)
As of July 31, 2026, the Company had deferred tax assets related to U.S. federal foreign tax credits of $14.7 million, related to state research and development credits of $4.0 million and related to foreign operating loss carryovers of $14.2 million. The U.S. federal tax credits will expire after 10 years, the state portion after one to 20 years and the foreign portion has an indefinite carryover period. As of July 31, 2026, the Company had provided $27.6 million for a valuation allowance against certain of these deferred tax assets based on management’s determination it is more likely than not the tax benefits related to these assets will not be realized.
As of July 31, 2026, the total undistributed earnings of the Company’s non-U.S. subsidiaries were $1.5 billion, of which $1.1 billion were not considered indefinitely reinvested. The Company is subject to foreign withholding taxes on a small portion of these earnings distributable in the future in the form of dividends. Thus, the Company provides for foreign withholding taxes payable upon future dividend distributions of the earnings not considered indefinitely reinvested annually. For the year ended July 31, 2026, the Company recognized a tax charge of $4.3 million related to these foreign withholding taxes. The remaining $405.7 million of earnings are considered indefinitely reinvested and it is not practicable to estimate, within any reasonable range, the additional taxes that may be payable on the potential distribution of the portion of the undistributed earnings considered indefinitely reinvested.

The reconciliation of the beginning and ending amount of gross unrecognized tax benefits was as follows (in millions):

	Year Ended July 31,
	2026	2025	2024
Balance as of beginning of year	$22.0	$20.8	$15.0
Additions for tax positions of the current year	4.5	3.3	2.8
Additions for tax positions of prior years	—	0.6	6.2
Reductions for tax positions of prior years	(0.3)	—	(0.1)
Changes in judgment	(0.7)	—	—
Settlements	(1.0)	—	—
Reductions due to lapse of applicable statute of limitations	(2.4)	(2.7)	(3.1)
Balance as of end of year	$22.1	$22.0	$20.8
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income taxes in the Consolidated Statements of Earnings. As of July 31, 2026 and 2025, accrued interest and penalties on a gross basis were $2.5 million and $2.7 million, respectively. During the year ended July 31, 2026, the Company recognized interest expense, net of tax benefit, of $0.7 million. If the Company were to prevail on all unrecognized tax benefits recorded, substantially all the unrecognized tax benefits would benefit the effective tax rate.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The U.S. Internal Revenue Service has completed examinations of the Company’s U.S. federal income tax returns through fiscal 2022. With few exceptions, the Company is no longer subject to state and foreign income tax examinations by tax authorities for years before fiscal 2021.
The Company believes it is remote that any adjustment necessary to the reserve for income taxes for the next 12 months will be material. However, it is possible the ultimate resolution of audits or disputes may result in a material change to the Company’s reserve for income taxes, although the quantification of such potential adjustments cannot be made at this time.
Note 9. Leases
The Company enters into operating leases primarily for office, production and warehouse facilities, production and non-production equipment, automobiles and computer equipment. As of July 31, 2026 and 2025, the Company had no material financing lease obligations.
The Company’s operating lease costs were as follows (in millions):

	Year Ended July 31,
	2026	2025	2024
Operating lease cost	$40.2	$33.5	$29.5
Short-term lease cost	4.0	3.3	3.0
Total lease costs	$44.2	$36.8	$32.5
Supplemental balance sheet information for the Company was as follows (in millions):

		July 31,
	Balance Sheet Location	2026	2025	2024
Right-of-use lease assets	Other long-term assets	$52.4	$60.5	$59.7
Current lease liabilities	Other current liabilities	$24.8	$24.1	$20.2
Long-term lease liabilities	Other long-term liabilities	$33.1	$37.8	$41.3
Additional information related to operating leases was as follows:

	July 31,
	2026	2025	2024
Weighted average remaining lease term (years)	4.4	4.1	3.5
Weighted average discount rate	7.42%	6.44%	4.61%
Cash paid for amounts included in the measurement of operating lease liabilities was $30.5 million, $29.0 million and $24.4 million for fiscal 2026, 2025 and 2024, respectively.

Remaining payments for operating leases having initial terms of more than one year as of July 31, 2026 were as follows (in millions):

2027	$27.3
2028	20.1
2029	10.4
2030	4.7
2031	1.6
Thereafter	0.6
Total future lease payments	64.7
Less imputed interest	6.8
Present value of future lease payments	$57.9
Note 10. Earnings Per Share
Basic net earnings per share (EPS) is computed by dividing net earnings by the weighted average number of outstanding common shares. Diluted net EPS is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options and other stock incentive plans.
Basic and diluted net EPS calculations were as follows (in millions, except per share amounts):

	Year Ended July 31,
	2026	2025	2024
Net earnings	$453.8	$367.0	$414.0

Weighted average common shares outstanding
Weighted average common shares – basic	115.8	118.7	120.7
Dilutive impact of stock-based awards	2.1	1.7	1.9
Weighted average common shares – diluted	117.9	120.4	122.6

Net EPS – basic	$3.92	$3.09	$3.43
Net EPS – diluted	$3.85	$3.05	$3.38
Stock options excluded from net EPS calculation	0.0	0.7	0.0
Note 11. Stockholders’ Equity
Share Repurchases
In November 2023, the Board of Directors authorized the repurchase of up to 12.0 million shares of common stock under the Company’s stock repurchase plan, replacing the Company’s previous stock repurchase plan dated May 31, 2019. This repurchase authorization is effective until terminated by the Board of Directors. During the year ended July 31, 2026, the Company repurchased 1.4 million shares for $108.5 million. During the year ended July 31, 2025, the Company repurchased 4.9 million shares for $333.6 million. As of July 31, 2026, the Company had remaining authorization to repurchase 4.5 million shares under the November 2023 stock repurchase plan.
Treasury stock share activity was as follows:

	Year Ended July 31,
	2026	2025
Balance as of beginning of year	35,600,740	31,533,192
Stock repurchases	1,369,844	4,875,000
Net issuance upon exercise of stock options	(1,199,953)	(678,540)
Issuance under compensation plans	(115,305)	(121,769)
Other activity	(6,279)	(7,143)
Balance as of end of year	35,649,047	35,600,740

Dividends Paid and Declared
Dividends paid were $1.22 and $1.11 per common share for the years ended July 31, 2026 and 2025, respectively. On July 31, 2026, the Company’s Board of Directors declared a cash dividend in the amount of 32.0 cents per common share, payable August 31, 2026, to stockholders of record as of August 17, 2026.
Note 12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the years ended July 31, 2026 and 2025 were as follows (in millions):

	Foreign Currency Translation Adjustment	Pension Benefits		Derivative Financial Instruments		Total
Balance as of July 31, 2025, net of tax	$(104.2)	$(76.6)		$0.1		$(180.7)
Other comprehensive income (loss) before reclassifications and tax	19.5	15.9	(1)	(1.6)		33.8
Tax (expense) benefit	—	(4.0)		0.4		(3.6)
Other comprehensive income (loss) before reclassifications, net of tax	19.5	11.9		(1.2)		30.2

Reclassifications, before tax	—	6.3	(2)	(0.6)		5.7
Tax (expense) benefit	—	(1.5)		0.1		(1.4)
Reclassifications, net of tax	—	4.8		(0.5)	(3)	4.3
Other comprehensive income (loss), net of tax	19.5	16.7		(1.7)		34.5
Balance as of July 31, 2026, net of tax	$(84.7)	$(59.9)		$(1.6)		$(146.2)

Balance as of July 31, 2024, net of tax	$(133.8)	$(69.1)		$4.0		$(198.9)
Other comprehensive income (loss) before reclassifications and tax	29.6	(11.1)	(1)	(5.5)		13.0
Tax benefit	—	2.6		1.3		3.9
Other comprehensive income (loss) before reclassifications, net of tax	29.6	(8.5)		(4.2)		16.9

Reclassifications, before tax	—	1.3	(2)	0.4		1.7
Tax expense	—	(0.3)		(0.1)		(0.4)
Reclassifications, net of tax	—	1.0		0.3	(3)	1.3
Other comprehensive income (loss), net of tax	29.6	(7.5)		(3.9)		18.2
Balance as of July 31, 2025, net of tax	$(104.2)	$(76.6)		$0.1		$(180.7)
(1)Remeasurements of the Company’s pension obligations resulted in a decrease of $15.9 million and an increase of $11.1 million in fiscal 2026 and 2025, respectively, to accumulated other comprehensive loss on the Consolidated Balance Sheets, see Note 14.
(2)Amounts include reclassifications of $4.6 million and $0.0 million related to pension settlement accounting that was triggered, a foreign currency translation gain of $0.1 million and gain of $0.9 million and net amortization of prior service costs and actuarial losses of $1.8 million and $2.2 million in fiscal 2026 and 2025, respectively. Amounts are included in other income, net in the Consolidated Statements of Earnings, see Note 14.
(3)Relates to designated foreign currency forward contracts that were reclassified from accumulated other comprehensive income (loss) on the Consolidated Balance Sheets to net sales, cost of sales and operating expenses in the Consolidated Statements of Earnings, see Note 15.
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
Pretax stock-based compensation expense associated with options was $18.3 million, $16.1 million and $14.2 million for the years ended July 31, 2026, 2025 and 2024, respectively.
Fair value is calculated using the Black-Scholes option pricing model. The weighted average fair value for options granted during the years ended July 31, 2026, 2025 and 2024 was $25.86, $21.67 and $19.00 per share, respectively.
The fair value of these awards was determined using the following inputs:

Year Ended July 31,
	2026	2025	2024
Risk-free interest rate	3.8% - 4.0%	3.6% - 4.5%	3.8% - 4.6%
Expected volatility	26.5% - 27.4%	26.1% - 27.0%	26.8% - 27.2%
Expected dividend yield	1.6%	1.6%	1.6%

Expected life:
Director grants	8 years	8 years	8 years
Officer grants	8 years	7 years	7 years
Non-officer grants	7 years	7 years	7 years
Option activity was as follows:

	Options	Weighted Average Exercise Price
Balance outstanding as of July 31, 2025	6,223,080	$54.24
Granted	683,172	82.73
Exercised	(1,208,935)	46.58
Expired/forfeited	(29,352)	71.40
Balance outstanding as of July 31, 2026	5,667,965	$59.22
The total intrinsic value of options exercised during the years ended July 31, 2026, 2025 and 2024 was $48.7 million, $20.2 million and $35.9 million, respectively.
The number of shares authorized as of July 31, 2026 for outstanding options and future grants was 9,875,694. Forfeited options are recorded as an offset to operating expenses in the Consolidated Statements of Earnings in the period in which they occur.
Outstanding and exercisable stock options as of July 31, 2026 were as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$42.26 to $46.99	1,190,976	2.5	$45.07	1,190,976	2.5	$45.07
$47.00 to $56.99	1,239,306	4.7	51.28	1,239,306	4.7	51.28
$57.00 to $66.99	1,809,367	5.2	59.51	1,559,803	4.9	59.45
$67.00 to $76.99	754,783	8.2	72.85	243,438	8.2	72.84
$77.00 and above	673,533	9.2	82.74	—	—	—
	5,667,965	5.4	$59.22	4,233,523	4.4	$53.79
As of July 31, 2026, the aggregate intrinsic value of stock options outstanding and exercisable was $198.5 million and $171.3 million, respectively.

For the year ended July 31, 2026, activity for non-vested stock options that contain vesting provisions was as follows:

	Options	Weighted Average Grant Date Fair Value
Balance outstanding as of beginning of year	1,575,041	$19.73
Granted	683,172	25.86
Vested	(795,652)	18.57
Forfeited	(28,119)	22.16
Balance outstanding as of end of year	1,434,442	$23.25
As of July 31, 2026, there was $8.8 million of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over the remaining vesting period during fiscal 2027, 2028 and 2029.
Performance-Based Awards
Performance-based awards are payable in common stock and are based on a formula that measures Company performance over a three year period. These awards are settled after three years with payouts ranging from 0% to 200% of the target award depending on achievement. Pretax performance-based awards expense was $4.5 million, $5.7 million and $5.8 million for the years ended July 31, 2026, 2025 and 2024, respectively.
The weighted average grant date fair value related to the Company’s performance-based awards was as follows:

	Year Ended July 31,
	2026	2025	2024
Weighted average grant date fair value	$82.70	$73.18	$59.66
Performance-based awards for non-vested activity were as follows:

	Performance Shares	Weighted Average Grant Date Fair Value
Balance outstanding as of July 31, 2025	197,684	$66.19
Granted	107,800	82.70
Vested	(94,550)	59.66
Forfeited	(21,800)	69.69
Balance outstanding as of July 31, 2026	189,134	$78.46
As of July 31, 2026, there was $6.7 million of total unrecognized compensation expense related to non-vested performance-based awards, which is expected to be recognized over the remaining vesting period during fiscal 2027 and 2028. Forfeited performance-based awards are recorded as an offset to operating expenses in the Consolidated Statements of Earnings in the period in which they occur.
Note 14. Employee Benefit Plans
Defined Benefit Pension Plans
The Company has defined benefit pension plans for certain hourly and salaried employees. They consist of plans in the U.S., Belgium, Germany, Mexico and the United Kingdom. As of July 31, 2026, the United Kingdom holds an additional defined benefit plan as a result of the Facet acquisition during fiscal 2026. These plans generally provide pension benefits based on years of service and compensation level. Components of net periodic pension costs other than the service cost component are included in other income, net in the Consolidated Statements of Earnings. The Company has various other foreign defined benefit plans that are immaterial to the financial statements.

Net periodic pension costs for the Company’s pension plans were as follows (in millions):

	Year Ended July 31,
	2026	2025	2024
Net periodic pension costs
Service cost	$4.8	$4.3	$5.2
Interest cost	19.4	19.6	20.4
Expected return on assets	(25.4)	(25.7)	(25.7)
Prior service cost amortization	—	—	0.1
Actuarial loss amortization	2.0	2.3	1.5
Settlement loss	4.6	—	4.9
Curtailment loss	—	—	0.2
Net periodic pension costs	5.4	0.5	6.6
Other changes recognized in other comprehensive income (loss):
Prior service cost	—	—	0.1
Net actuarial gain (loss)	17.8	(11.6)	(9.1)
Amortization of prior service cost	0.1	—	0.3
Amortization of net actuarial loss	6.6	2.3	6.4
Total recognized in other comprehensive loss	24.5	(9.3)	(2.3)
Total recognized in net periodic pension costs and other comprehensive income (loss)	$19.1	$(9.8)	$(8.9)

The changes in projected benefit obligations, fair value of plan assets and funded status of the Company’s pension plans for the years ended July 31, 2026 and 2025 were as follows (in millions):

	Year Ended July 31,
	2026	2025
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$402.4	$403.7
Service cost	4.8	4.3
Interest cost	19.1	19.6
Plan amendments	—	—
Participant contributions	0.8	0.8
Actuarial (gain) loss	(20.7)	(7.1)
Foreign currency exchange rates	1.5	6.5
Settlements paid	(13.6)	—
Acquisition	5.8	—
Benefits paid	(20.5)	(25.4)
Projected benefit obligation, end of year	379.6	402.4
Change in fair value of plan assets
Fair value of plan assets, beginning of year	405.1	413.3
Actual return on plan assets	20.6	8.1
Company contributions	10.8	2.7
Participant contributions	0.8	0.8
Foreign currency exchange rates	1.2	5.6
Settlements paid	(13.6)	—
Acquisition	7.2	—
Benefits paid	(20.5)	(25.4)
Fair value of plan assets, end of year	411.6	405.1

Funded status of plans, end of year	$32.0	$2.7

Amounts recognized on the Consolidated Balance Sheets
Other long-term assets	$52.0	$33.9
Other current liabilities	(0.3)	(1.4)
Other long-term liabilities	(19.7)	(29.8)
Net recognized asset	$32.0	$2.7
The net overfunded status of $32.0 million and $2.7 million as of July 31, 2026 and 2025, respectively, is recognized on the Consolidated Balance Sheets. The pension-related accumulated other comprehensive loss as of July 31, 2026 and 2025, prior to the consideration of income taxes, was $99.7 million and $120.5 million, respectively, and consisted primarily of unrecognized actuarial losses. The accumulated benefit obligation for all defined benefit pension plans was $357.0 million and $380.5 million as of July 31, 2026 and 2025, respectively. The decrease in the accumulated benefit obligation during fiscal 2026 is due to actuarial gains that were primarily driven by an increase in discount rates. Pension settlement accounting was triggered in fiscal 2026 as a result of the amount of lump sum distributions in the defined benefit pension plans exceeding the service and interest cost threshold.
The projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $80.1 million and $60.1 million, respectively, as of July 31, 2026 and $82.8 million and $51.6 million, respectively, as of July 31, 2025.
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $8.3 million, $8.2 million and $1.3 million, respectively, as of July 31, 2026 and $82.8 million, $60.6 million and $51.6 million, respectively, as of July 31, 2025.

Assumptions
The significant assumptions used in determining the actuarial present value of the projected benefit obligation were as follows:

	Year Ended July 31,
	2026	2025
U.S. plans
Discount rate	6.04%	5.60%
Rate of compensation increase	N/A	N/A
Non-U.S. plans
Discount rate	5.28%	4.82%
Rate of compensation increase	3.08%	3.07%
The weighted average discount rates, expected returns on plan assets and rates of increase in future compensation levels used to determine the net periodic pension costs were as follows:

	Year Ended July 31,
	2026	2025	2024
U.S. plans
Discount rate	5.60%	5.44%	5.58%
Expected rate of return on plan assets	6.34%	6.41%	6.16%
Rate of compensation increase	N/A	N/A	N/A
Non-U.S. plans
Discount rate	4.84%	4.33%	4.80%
Expected rate of return on plan assets	5.38%	4.88%	5.01%
Rate of compensation increase	3.06%	3.02%	3.05%
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
Mortality Rates
The Company’s actuary uses the Pri-2012 mortality table issued by the Society of Actuaries during the pre-retirement period and the Mercer Industry Longevity Experience Study (MILES) table for the Auto, Industrial Goods and Transportation industry group for post-retirement mortality, both reflecting the Scale MMP-2021 mortality improvement projection scale for its U.S. pension plans. These assumptions were used for determining the benefit obligations as of July 31, 2026 and for developing the annual expense for its U.S. pension plans for the fiscal year ending July 31, 2027. The Company follows the local actuaries’ recommendations for non-U.S. pension plans.
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

The estimated fair value of pension plan assets and their respective levels in the fair value hierarchy by asset category were as follows (in millions):

	Level 1	Level 2	Level 3	Total
Balances as of July 31, 2026
Cash and cash equivalents	$6.5	$3.1	$—	$9.6
Global equity securities	16.5	42.1	—	58.6
Fixed income securities	8.1	37.4	—	45.5
Insurance contracts	—	—	42.2	42.2
Total investments in the fair value hierarchy	$31.1	$82.6	$42.2	155.9
Investments using NAV as practical expedient				255.6
Total investment, at fair value				411.5
Accrued expense				0.1
Total assets				$411.6

Balances as of July 31, 2025
Cash and cash equivalents	$0.3	$2.9	$—	$3.2
Global equity securities	3.9	55.2	—	59.1
Fixed income securities	5.0	22.1	—	27.1
Insurance contracts	—	—	49.5	49.5
Total investments in the fair value hierarchy	$9.2	$80.2	$49.5	138.9
Investments using NAV as practical expedient				269.3
Total investment, at fair value				408.2
Accrued income				(3.1)
Total assets				$405.1
Certain investments, valued at NAV, had the following unfunded commitments and/or redemption restrictions (in millions):

	July 31, 2026		July 31, 2025
	NAV	Unfunded Commitments	NAV	Unfunded Commitments	Redemption Frequency (If Currently Eligible)	Redemption Notice (Days)
Global equity securities	$39.4	$1.7	$37.8	$1.8	Daily and Not Eligible(1)	N/A
Fixed income securities	215.7	—	228.6	—	Daily	N/A
Real asset funds	0.5	4.2	2.9	4.2	Not Eligible(1)	N/A
Total U.S. assets	$255.6	$5.9	$269.3	$6.0
(1)Cannot be redeemed without the consent of the Investment Manager. Although it is not probable that such investments will be sold, it is possible to sell these investments in the secondary market.
The changes in the fair values of the pension plans’ Level 3 assets were as follows (in millions):

	Year Ended July 31,
	2026	2025	2024
Balance as of beginning of year	$49.5	$42.7	$41.3
Unrealized (losses) gains	(8.6)	3.3	3.4
Foreign currency exchange	0.1	2.6	(0.8)
Purchases and sales, net	1.2	0.9	(1.2)
Balance as of end of year	$42.2	$49.5	$42.7

Investment Policies and Strategies
For U.S. pension plans, the Company uses a total return on investment approach to achieve a long-term return on plan assets, with what the Company believes to be a prudent level of risk for the purpose of meeting its retirement income commitments to employees. The U.S. pension plans’ investments are diversified to assist in managing risk. During the year ended July 31, 2026, the Company’s asset allocation was as follows:

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
Estimated future benefit required payments for the Company’s pension plans as of July 31, 2026 were as follows (in millions):

2027	$28.3
2028	$29.4
2029	$30.7
2030	$30.5
2031	$29.3
2032-2036	$165.6
Retirement Savings
The Company provides a contributory employee savings plan to U.S. employees that permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. For eligible employees, employee contributions of up to 50% of compensation are matched at a rate equaling 100% of the first 3% contributed and 50% of the next 2% contributed. In addition, the Company contributes 3% of compensation annually for eligible employees. Total contribution expense for this plan was $34.1 million, $33.7 million and $32.7 million for the years ended July 31, 2026, 2025 and 2024, respectively.
Deferred Compensation and Other Benefit Plans
The Company provides various deferred compensation and other benefit plans to certain executives. The deferred compensation plan allows eligible employees to defer the receipt of all or a portion of their cash bonus and other stock-related compensation and up to 75% of their salary to future periods. Other benefit plans are provided to supplement the benefits for a select group of highly compensated individuals that are reduced because of compensation limitations set by the Internal Revenue Code. The Company has recorded a liability of $0.2 million and $0.4 million as of July 31, 2026 and 2025, respectively, related primarily to its deferred compensation plans.
Note 15. Derivative Instruments and Hedging
Derivative Fair Value Measurements
The Company enters into derivative instrument agreements, including foreign currency forward contracts and fixed-to-fixed cross-currency swaps, to manage risk in connection with changes in foreign currency.
The Company does not enter into derivative instrument agreements for trading or speculative purposes. For discussion on the fair value of the Company’s derivatives, see Note 16.

Foreign Currency Forward Contracts - Cash Flow Hedges and Derivatives Not Designated as Hedging Instruments
The total notional amount of the foreign currency forward contracts designated as cash flow hedges as of July 31, 2026 and 2025 was $50.8 million and $35.7 million, respectively. The total notional amount of the foreign currency forward contracts not designated as hedges as of July 31, 2026 and 2025 was $164.1 million and $189.6 million, respectively.
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
Fixed-to-Fixed Cross-Currency Swap Agreements - Net Investment Hedges
The total notional amount of fixed-to-fixed cross-currency swap agreements as of July 31, 2026 was €170 million, or $191.4 million and €80 million, or $88.8 million as of July 31, 2025, all of which were designated as net investment hedges. The maturity dates range from 2027 to 2030.
Gains and losses resulting from a change in fair value of the net investment hedges are offset by gains and losses on the underlying foreign currency exposures and are included in accumulated other comprehensive loss on the Consolidated Balance Sheets. Amounts related to excluded components associated with the net investment hedges are expected to be reclassified into earnings in interest expense in the Consolidated Statements of Earnings through their maturity.
Interest Rate Swaps - Cash Flow Hedges
The Company did not enter into any interest rate swap arrangements during fiscal years 2026 or 2025. As of July 31, 2026 and 2025, there were no outstanding interest rate swap arrangements.
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
Short-Term Financial Instruments
As of July 31, 2026 and 2025, the carrying values of cash and cash equivalents, accounts receivable, short-term borrowings and accounts payable approximate fair value because of the short-term nature of these instruments. Short-term financial instruments are classified as Level 1 in the fair value hierarchy.
Long-Term Debt
As of July 31, 2026, the estimated fair values of fixed interest rate long-term debt were $250.8 million compared to the carrying values of $275.0 million. As of July 31, 2025, the estimated fair values of fixed interest rate long-term debt were $247.5 million compared to the carrying values of $275.0 million. The fair values are estimated by discounting the projected cash flows using the interest rates at which similar amounts of debt could currently be borrowed. The carrying values of total variable interest rate long-term debt were $1,008.1 million and $364.9 million as of July 31, 2026 and 2025, respectively and approximate their fair values. Long-term debt is classified as Level 2 in the fair value hierarchy.
Investment in Joint Ventures and a Non-Controlling Interest
The Company holds investments in joint ventures and a non-controlling interest, which are accounted for as equity method investments and are included in other long-term assets on the Consolidated Balance Sheets. The aggregate carrying amount of these investments was $110.0 million and $103.6 million as of July 31, 2026 and 2025, respectively. These equity method investments are subject to fair value measurement on a non-recurring basis when impairment indicators or other triggering events occur. The fair value of the Company’s equity method investments has not been adjusted as there have been no triggering events or changes in circumstance that would have had an adverse impact on the value of these investments. In the event these investments are required to be measured, they would fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value, as the investments are in privately-held entities.

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
Fair Value of Derivative Contracts
The fair value of the Company’s derivative contracts, recorded on the Consolidated Balance Sheets, was as follows (in millions):

		Assets		Liabilities
		July 31,		July 31,
	Balance Sheet Location	2026	2025	2026	2025
Designated as hedging instruments
Foreign currency forward contracts	Other current assets, other current liabilities	$0.5	$0.4	$0.4	$0.3
Net investment hedges	Other current assets, other long-term assets, other long-term liabilities	2.5	1.6	5.7	2.9
Total designated		3.0	2.0	6.1	3.2

Not designated as hedging instruments
Foreign currency forward contracts	Other current assets, other current liabilities	0.4	0.9	1.4	0.4
Total not designated		0.4	0.9	1.4	0.4
Total		$3.4	$2.9	$7.5	$3.6
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

A reconciliation of the fair value of the Company’s contingent consideration liability that use unobservable inputs was as follows (in millions):

Balance as of July 31, 2025	$11.3
Issuances	0.0
Settlements	(2.5)
Adjustments to fair value	0.2
Balance as of July 31, 2026	$9.0

Maximum potential payout	$20.0

Balance as of July 31, 2024	$21.8
Issuances	1.5
Settlements	(5.8)
Adjustments to fair value	(6.2)
Balance as of July 31, 2025	$11.3

Maximum potential payout	$22.5
The fair value of the Company’s contingent consideration liability that uses unobservable inputs was $9.0 million as of July 31, 2026 and $11.3 million as of July 31, 2025. The decrease of the contingent consideration liability was driven by $2.5 million of total contingent consideration paid during fiscal 2026. The maximum potential payout of the contingent consideration was $20.0 million and $22.5 million as of July 31, 2026 and July 31, 2025, respectively, see Note 18.
Note 17. Guarantees
Letters of Credit
The Company has letters of credit which guarantee payment to third parties in the event the Company is in breach of contract terms as detailed in each letter of credit. The contingent liability for standby letters of credit issued under the Company’s revolving credit facility was $8.4 million and $7.9 million as of July 31, 2026 and 2025, respectively. There were no amounts drawn against outstanding letters of credit as of July 31, 2026 or 2025.
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
The outstanding debt relating to AFSI, of which the Company guarantees half, was $31.9 million and $43.9 million as of July 31, 2026 and 2025, respectively. AFSI has $63.0 million in a revolving credit facility which expires on July 31, 2027 and $17.0 million in an additional multi-currency revolving credit facility which terminates upon notification of either party.
Earnings from AFSI, which are recorded in other income, net in the Consolidated Statements of Earnings were $13.7 million and $12.9 million as of July 31, 2026 and 2025, respectively.
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
The Company primarily determines the contingent consideration liability based on the forecasted probability of achieving certain milestones.
The arrangement liabilities, recorded on the Consolidated Balance Sheets, were as follows (in millions):

		Arrangement Liability		Maximum Payout (1)
	Balance Sheet Location	July 31, 2026	July 31, 2025	July 31, 2026	July 31, 2025	Expires in
Contingent compensation arrangements
Other	Accrued employee compensation and related taxes	$0.2	$0.2	$0.2	$0.2	FY27
Contingent consideration liability
Purilogics (2)	Other current liabilities, other long-term liabilities	$9.0	$9.8	$20.0	$21.0	FY27
Other (3)	Other current liabilities	$—	$1.5	$—	$1.5	FY26
(1)The maximum payout values are inclusive of the respective arrangement liability balance.
(2)The decrease in the Purilogics’ contingent consideration liability in fiscal 2026 was primarily driven by a $1.0 million milestone payment, partially offset by a $0.2 million increase in the fair value based on the probability of achieving certain milestones during the twelve months ended July 31, 2026. The total contingent consideration paid as of July 31, 2026 was $6.0 million, of which $1.0 million was paid during fiscal 2026 and $5.0 million was paid during fiscal 2025 and 2024.
(3)A contingent consideration liability of $1.5 million that was paid in fiscal 2026 related to a non-material acquisition in fiscal 2025.
For additional discussion regarding the fair value of the Company’s contingent consideration liability, see Note 16.
Warranty Reserves
The Company estimates warranty expense on certain products at the time of sale using quantitative measures based on historical warranty claim experience and evaluation of specific customer warranty issues. The Company’s accrued warranty reserves were $6.7 million and $6.9 million as of July 31, 2026 and 2025, respectively. During the years ended July 31, 2026 and 2025, no accruals were recorded for any specific warranty matters that were individually or collectively material. During the year ended July 31, 2025, there was a $4.1 million specific reserve settled for one customer.
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
The Industrial Solutions segment is organized based on product type and consists of Industrial Air Filtration, Industrial Gases, Industrial Hydraulics, Power Generation and Aerospace and Defense products. These products are further organized by the Industrial Filtration Solutions and Aerospace and Defense business units. Within our industrial portfolio, the Company provides a wide product offering in the market to industrial customers consisting of equipment, ancillary components, replacement parts, performance monitoring and service globally, that cost-effectively enhances productivity and manufacturing efficiency. Industrial Air Filtration, Industrial Gases and Industrial Hydraulics products consist of dust, fume and mist collectors, compressed air and industrial gases purification systems, hydraulic and lubricated rotating filtration applications as well as gas and liquid filtration for industrial processes. Power Generation products consist of air inlet systems and filtration sold to gas compression, power generation and natural gas liquification industries. Aerospace and Defense products consist of air, fuel, lubrication, hydraulic and water filtration for fixed-wing and rotorcraft aerospace platforms, missile systems, ground defense vehicles and naval platforms. Industrial Solutions businesses sell through multiple channels which include OEMs, distributors and direct-to-consumer in some markets.
The Life Sciences segment is organized by end market and consists of the Food and Beverage, Disk Drive, Advanced Membrane Solutions, Microelectronics and Upstream and Downstream Bioprocessing markets. Within these markets, products consist of micro-environment gas and liquid filtration for food and beverage, data center cooling and industrial processes, bioprocessing equipment, including bioreactors and fermenters, bioprocessing consumables including chromatography devices, reagents and filters, polytetrafluoroethylene membrane-based products, as well as specialized air and gas filtration systems for applications including hard disk drives, semiconductor manufacturing, sensors, battery systems and powertrain components. Life Sciences primarily sells to large OEMs and directly to various end users requiring cell growth, separation, purification, high purity filtration and device protection.
The Company does not report total assets or amortization expense by segment for internal or external reporting purposes as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.
The Company has manufacturing facilities that serve multiple reportable segments. As such, capital expenditure information and depreciation expense by reportable segment has not been provided because the Company does not produce or utilize such information internally.
The Company is an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and sharing of assets. Therefore, the Company does not represent these segments, if operated independently, would report earnings before income taxes and other financial information as stated below.

Segment details were as follows (in millions):

	Mobile Solutions Segment	Industrial Solutions Segment	Life Sciences Segment	Total Segment	Corporate and Unallocated (1)	Total Company
Year ended July 31, 2026
Net sales	$2,419.7	$1,132.7	$333.2	$3,885.6	$—	$3,885.6
Cost of sales	1,618.8	703.1	192.0
Other segment items (2)	333.4	274.0	108.9
Earnings (loss) before income taxes	$467.5	$155.6	$32.3	$655.4	$(69.6)	$585.8

Equity earnings in unconsolidated affiliates	$9.4	$0.2	$—	$9.6
Equity investments in unconsolidated affiliates	$38.2	$0.7	$—	$38.9

Year ended July 31, 2025
Net sales	$2,291.0	$1,104.4	$295.5	$3,690.9	$—	$3,690.9
Cost of sales	1,544.0	654.9	177.9
Other segment items (2)	329.4	251.8	113.2
Earnings (loss) before income taxes	$417.6	$197.7	$4.4	$619.7	$(127.5)	$492.2

Equity earnings in unconsolidated affiliates	$8.1	$0.2	$—	$8.3
Equity investments in unconsolidated affiliates	$33.5	$0.5	$—	$34.0

Year ended July 31, 2024
Net sales	$2,250.8	$1,066.5	$269.0	$3,586.3	$—	$3,586.3
Cost of sales	1,524.6	624.0	156.5
Other segment items (2)	321.7	243.7	122.9
Earnings (loss) before income taxes	$404.5	$198.8	$(10.4)	$592.9	$(57.6)	$535.3

Equity earnings in unconsolidated affiliates	$7.3	$0.1	$—	$7.4
Equity investments in unconsolidated affiliates	$26.8	$0.1	$—	$26.9
(1) Corporate and unallocated includes interest expense and certain corporate expenses determined to be non-allocable to the segments, such as restructuring charges, business development costs and portions of incentive compensation.
(2) Other segment items consist primarily of selling, general and administrative expenses, research and development expense and other income (expense).

Net sales by business unit were as follows (in millions):

	Year Ended July 31,
	2026	2025	2024
Mobile Solutions segment
Off-Road	$379.8	$359.5	$380.8
On-Road	103.3	110.6	139.8
Aftermarket	1,936.6	1,820.9	1,730.2
Total Mobile Solutions segment	2,419.7	2,291.0	2,250.8

Industrial Solutions segment
Industrial Filtration Solutions	932.6	914.2	901.1
Aerospace and Defense	200.1	190.2	165.4
Total Industrial Solutions segment	1,132.7	1,104.4	1,066.5

Life Sciences segment
Total Life Sciences segment	333.2	295.5	269.0

Total Company	$3,885.6	$3,690.9	$3,586.3
Net sales, generally disaggregated by location where the customer’s order was received, property, plant and equipment, net and right-of-use asset by geographic region were as follows (in millions):

	Net Sales	Property, Plant and Equipment, Net	Right-Of-Use Asset
Year ended July 31, 2026
U.S. and Canada	$1,652.0	$235.3	$17.1
EMEA	1,136.0	185.1	18.0
APAC	689.5	74.9	12.7
LATAM	408.1	138.0	4.6
Total	$3,885.6	$633.3	$52.4

Year ended July 31, 2025
U.S. and Canada	$1,632.3	$225.7	$26.8
EMEA	1,027.2	195.2	16.5
APAC	635.7	76.2	11.0
LATAM	395.7	147.4	6.2
Total	$3,690.9	$644.5	$60.5

Year ended July 31, 2024
U.S. and Canada	$1,583.1	$209.7	$23.3
EMEA	1,012.9	199.6	19.1
APAC	601.5	75.5	10.6
LATAM	388.8	160.7	6.7
Total	$3,586.3	$645.5	$59.7
Concentrations
There were no customers that accounted for over 10% of net sales for the years ended July 31, 2026, 2025 or 2024. There were no customers that accounted for over 10% of gross accounts receivable as of July 31, 2026 or 2025.

Note 20. Restructuring and Other Charges
During fiscal 2026, the Company continued its global footprint and cost optimization actions associated with certain plant closures and other related activities to further improve the operating and manufacturing cost structure, which began in fiscal 2024. These activities resulted in restructuring expenses of $18.3 million, $16.8 million and $6.4 million for the years ended July 31, 2026, 2025 and 2024, respectively. Charges of $17.6 million, $6.5 million and $3.8 million were included in cost of sales in the Consolidated Statements of Earnings for the years ended July 31, 2026, 2025 and 2024, respectively. Charges of $0.7 million, $10.3 million and $2.6 million were included in operating expenses in the Consolidated Statements of Earnings for the years ended July 31, 2026, 2025 and 2024, respectively. As of July 31, 2026 and July 31, 2025, $3.6 million and $7.1 million of accrued expenses were included in accrued employee compensation and related taxes in the Consolidated Balance Sheets, respectively. The activities related to the global footprint action are largely complete and we do not expect to incur a material amount of charges in future periods.
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
Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined by Rules 13a-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2026. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control - Integrated Framework - version 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of July 31, 2026 based on criteria in Internal Control - Integrated Framework issued by the COSO. The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of July 31, 2026, as stated in its report, which appears herein.
Management has excluded Facet Filtration (Facet) from its assessment of internal control over financial reporting as of July 31, 2026. Facet is a wholly-owned subsidiary of the Company, which was acquired during fiscal 2026; its total assets (excluding goodwill and intangibles) and total revenues excluded from our assessment represent approximately 2.0% and 0.8%, respectively, of the related consolidated financial statements amounts as of and for the year ended July 31, 2026. This exclusion is in accordance with the guidance issued by the Staff of the SEC that an assessment of a recently acquired business’s internal controls may be omitted from management’s assessment of internal control over financial reporting for one year following the acquisition.

/s/ Richard B. Lewis	/s/ Bradley J. Pogalz

Richard B. Lewis	Bradley J. Pogalz
President and Chief Executive Officer	Chief Financial Officer
September 25, 2026	September 25, 2026

Report of Independent Registered Public Accounting Firm
See Report of Independent Registered Public Accounting Firm under Item 8 of this Annual Report.
Item 9B. Other Information
During the three months ended July 31, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information under the captions “Item 1: Election of Directors,” “Director Selection Process,” “Audit Committee Responsibilities,” “Audit Committee Expertise”, “Complaint-Handling Procedures”, “Delinquent Section 16(a) Reports” and “Security Trading and Information Disclosure Policy” of the 2026 Proxy Statement is incorporated herein by reference. Information on the Executive Officers of the Company is found under the caption “Information about our Executive Officers” in Part I of this Annual Report.
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
Item 11. Executive Compensation
The information under the captions “Executive Compensation” and “Director Compensation” of the 2026 Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the captions “Security Ownership” and “Equity Compensation Plan Information” of the 2026 Proxy Statement is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information under the captions “Policy and Procedures Regarding Transactions with Related Persons” and “Board Oversight and Director Independence” of the 2026 Proxy Statement is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information under the captions “Independent Registered Public Accounting Firm Fees” and “Audit Committee Pre-Approval Policies and Procedures” of the 2026 Proxy Statement is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Documents filed with this report:

(1)	Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Consolidated Statements of Earnings — years ended July 31, 2026, 2025 and 2024
Consolidated Statements of Comprehensive Income — years ended July 31, 2026, 2025 and 2024
Consolidated Balance Sheets — July 31, 2026 and 2025
Consolidated Statements of Cash Flows — years ended July 31, 2026, 2025 and 2024
Consolidated Statements of Changes in Stockholders’ Equity — years ended July 31, 2026, 2025 and 2024
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

*2-A
Securities Purchase Agreement, dated as of January 31, 2026, among Donaldson Company, Inc., Facet Group Holdings II LLC, and Facet Holdings II B.V. (Filed as Exhibit 2-A to Form 8-K Report filed on February 2, 2026)

*3-A	Restated Certificate of Incorporation of Registrant as currently in effect (Filed as Exhibit 3-A to Form 10-Q Report for the first quarter ended October 31, 2023)
*3-B	Amended and Restated Bylaws of Registrant, dated as of July 28, 2023 (Filed as Exhibit 3-B to Form 8-K Report filed on July 28, 2023)
*4-A	Description of Registrant’s Securities (Filed as Exhibit 4-A to 2019 Form 10-K Report)
*4-B	**
*10-A	Credit Agreement dated as of May 21, 2021 (Filed as Exhibit 10.1 to Form 8-K Report filed on May 26, 2021)
*10-B	First Amendment to Credit Agreement dated April 28, 2023 (Filed as Exhibit 4-A to Form 10-Q for the third quarter ended April 30, 2023)
*10-C	Second Amendment to Credit Agreement dated June 12, 2025 (Filed as Exhibit 10.1 to Form 8-K Report filed on June 17, 2025)
*10-D	Note Purchase Agreement by and among Registrant and the purchasers named therein, dated as of March 27, 2014 (Filed as Exhibit 10.1 to Form 8-K Report filed on April 2, 2014)
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

*10-G	Second Supplement, dated May 21, 2021, to Note Purchase Agreement, dated as of March 27, 2014 (Filed as Exhibit 10.2 to Form 8-K Report filed on May 26, 2021)
*10-H	Term Loan Credit Agreement dated April 8, 2026 (Filed as Exhibit 10.1 to Form 8-K Report filed on April 10, 2026)
*10-I	Form of Annual Incentive Plan (commencing fiscal 2021) (Filed as Exhibit 10-A to Form 10-Q for the first quarter ended October 31, 2020)***
*10-J	Deferred Compensation and 401(K) Excess Plan (2020 Restatement) (Filed as Exhibit 10-AK to Form 10-Q for the first quarter ended October 31, 2019)***
*10-K	Second Amendment, dated as of December 21, 2023, to the Deferred Compensation and 401(K) Excess Plan (2020 Restatement) (Filed as Exhibit 10-I to 2024 Form 10-K Report)***
*10-L	Form of Management Change in Control Severance Plan (Filed as Exhibit 10.1 to Form 8-K Report filed on January 31, 2023)***

*10-M	Form of Indemnification Agreement for Directors (Filed as Exhibit 10.1 to Form 8-K Report filed on April 2, 2012)***
*10-N	2001 Master Stock Incentive Plan (Filed as Exhibit 10-O to 2009 Form 10-K Report)***
*10-O	Excess Pension Plan (2008 Restatement) (Filed as Exhibit 10-V to 2011 Form 10-K Report) ***
*10-P	2010 Master Stock Incentive Plan (Filed as Exhibit 4.5 to Registration Statement on Form S-8 (File No. 333-170729) filed on November 19, 2010)***
*10-Q	Form of Officer Stock Option Award Agreement under the 2010 Master Stock Incentive Plan (Filed as Exhibit 10.1 to Form 8-K Report filed on December 16, 2010) ***
*10-R	Form of Restricted Stock Award Agreement under the 2010 Master Stock Incentive Plan (Filed as Exhibit 10.2 to Form 8-K Report filed on December 16, 2010) ***
*10-S	Form of Non-Employee Director Non-Qualified Stock Option Agreement under the 2010 Master Stock Incentive Plan (Filed as Exhibit 10-CC to 2012 Form 10-K Report)***
*10-T	Form of Restricted Stock Unit Award Agreement under the 2010 Master Stock Incentive Plan (Filed as Exhibit 10-A to Form 10-Q for the first quarter ended October 31, 2018)***
*10-U	Compensation Plan for Non-Employee Directors, as amended on January 25, 2019 (Filed as Exhibit 10-A to Form 10-Q for the second quarter ended January 31, 2019)***
*10-V	2019 Master Stock Incentive Plan, as amended on November 17, 2023 (Filed as Appendix A to definitive proxy statement filed on October 3, 2023)***
*10-W	Form of Restricted Stock Unit Award Agreement (Cliff Vesting) under the 2019 Master Stock Incentive Plan (Filed as Exhibit 10-AF to Form 10-Q for the first quarter ended October 31, 2019)***
*10-X	Form of Performance Award Agreement under the 2019 Master Stock Incentive Plan (Filed as Exhibit 10-AG to Form 10-Q for the first quarter ended October 31, 2019)***
*10-Y	Form of Stock Option Award Agreement under the 2019 Master Stock Incentive Plan (Filed as Exhibit 10-AH to Form 10-Q for the first quarter ended October 31, 2019)***
*10-Z	Form of Restricted Stock Unit Award Agreement (Graded Vesting) under the 2019 Master Stock Incentive Plan (Filed as Exhibit 10-AI to Form 10-Q for the first quarter ended October 31, 2019)***
*10-AA
Form of Restricted Stock Unit Award Agreement (Graded Vesting) under the 2019 Master Stock Incentive Plan (commencing with fiscal 2021 grants) (Filed as Exhibit 10-AN to Form 10-Q for the first quarter ended October 31, 2020)***

*10-BB
Compensation Plan for Non-Employee Directors under the 2019 Master Stock Incentive Plan, as amended on March 27, 2026 (Filed as Exhibit 10-B to Form 10-Q for the third quarter ended April 30, 2026) ***

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
101
The following financial information from the Donaldson Company, Inc. Annual Report on Form 10-K for the fiscal year ended July 31, 2026, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Stockholders’ Equity and (vi) the Notes to Consolidated Financial Statements

104	The cover page from the Donaldson Company, Inc. Annual Report on Form 10-K for the fiscal year ended July 31, 2026, formatted in iXBRL (included as Exhibit 101)
__________________

*	Exhibit has previously been filed with the SEC and is incorporated herein by reference as an exhibit.
**	Pursuant to the provisions of Regulation S-K Item 601(b)(4)(iii)(A), copies of instruments defining the rights of holders of certain long-term debts of the Registrant and its subsidiaries are not filed and in lieu thereof the Registrant agrees to furnish a copy thereof to the SEC upon request.
***	Denotes compensatory plan or management contract.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONALDSON COMPANY, INC.

Date:	September 25, 2026	By:	/s/ Richard B. Lewis
Richard B. Lewis Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 25, 2026.

/s/ Richard B. Lewis	President, Chief Executive Officer and Director
Richard B. Lewis	(Principal Executive Officer)

/s/ Bradley J. Pogalz	Chief Financial Officer
Bradley J. Pogalz	(Principal Financial Officer)

/s/ Andrew J. Cebulla	Vice President and Corporate Controller
Andrew J. Cebulla	(Principal Accounting Officer)

*	Executive Chairman and Director
Tod E. Carpenter

*	Director
Pilar Cruz

*	Director
Christopher M. Hilger

*	Director
Richard M. Olson

*	Director
James J. Owens

*	Director
Ajita G. Rajendra

*	Director
Trudy A. Rautio

*	Director
Daniel P. Shine

*	Director
Jacinth C. Smiley

*By: /s/ Amy C. Becker
Amy C. Becker
As attorney-in-fact